Form 10-Q
period 2006-03-31
Lazard Ltd
filed 2006-05-11
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

    Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2006, there were 37,503,059 shares of the registrant’s Class A common stock and one share of the registrant’s Class B common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Financial Statements (Unaudited)*

*	These unaudited condensed consolidated financial statements reflect the historical results of operations and financial position of Lazard Ltd, including consolidation of its investment in Lazard Group LLC, formerly known as Lazard LLC and referred to herein as “Lazard Group,” for all periods presented. Prior to May 10, 2005, the date of Lazard Ltd’s equity public offering (as described in Note 1 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements), the unaudited condensed consolidated financial statements included herein represent the financial statements of Lazard Group. The results of operations and financial condition for certain businesses that Lazard Group no longer owns are reported as discontinued operations. The historical unaudited condensed consolidated financial statements for the three month period ended March 31, 2005 do not reflect what the results of operations of Lazard Ltd or Lazard Group would have been had these companies been stand-alone, public companies for such period. In addition, the results of operations for periods prior to May 10, 2005 are not comparable to results of operations for subsequent periods. Specifically, prior to May 10, 2005, the historical results of operations of Lazard Group do not give effect to the following matters:

•	Payment for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically has been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense. As a result, prior to May 10, 2005, Lazard Group’s operating income included within the accompanying unaudited condensed consolidated financial statements did not reflect payments for services rendered by its managing directors. For periods subsequent to the consummation of the equity public offering and financing transactions, the Company now includes all payments for services rendered by its managing directors and distributions to holders of profit participation interests in Lazard Group (“profit participation members”) in compensation and benefits expense.

•	U.S. corporate federal income taxes, since Lazard Group has operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income had not been subject to U.S. federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Outside the U.S., Lazard Group historically had operated principally through subsidiary corporations and had been subject to local income taxes. Prior to May 10, 2005, income taxes reflected within Lazard Group’s results of operations included within the accompanying unaudited condensed consolidated financial statements are attributable to taxes incurred in non-U.S. entities and to New York City Unincorporated Business Tax (“UBT”) attributable to Lazard Group’s operations apportioned to New York City. Subsequent to the equity public offering, the unaudited condensed consolidated financial statements of Lazard Ltd include U.S. corporate federal income taxes on its allocable share of the results of operations of Lazard Group, giving effect to the post equity public offering structure.

•	Minority interest in net income relating to LAZ-MD Holdings’ ownership interest of Lazard Group’s common membership interests since May 10, 2005. Prior to May 10, 2005, Lazard Ltd had no ownership interest in Lazard Group and all net income was allocable to the then members of Lazard Group. Commencing May 10, 2005, minority interest in net income includes LAZ-MD Holdings’ ownership interest of Lazard Group’s common membership interests.

•	The use of proceeds from the financing transactions.

•	The net incremental interest expense related to the financing transactions.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2006 AND DECEMBER 31, 2005

(UNAUDITED)

(dollars in thousands, except for per share data)

	March 31, 2006	December 31, 2005

ASSETS
Cash and cash equivalents	$404,172	$492,309
Cash and securities segregated for regulatory purposes	20,460	20,596
Securities purchased under agreements to resell		23,358
Securities owned—at fair value:
Bonds—Corporate	327,100	228,927
Non-U.S. Government and agency securities	17,793	40,285
Equities	4,336	2,964

	349,229	272,176
Swaps and other contractual agreements	166	186

Receivables—net:
Banks	204,201	347,912
Fees	280,968	280,923
Customers	101,996	65,253
Related parties	51,808	53,932

	638,973	748,020

Long-term investments	83,944	80,843
Other investments	4,352	4,473

Property (net of accumulated amortization and depreciation of $162,022 and $156,935 at March 31, 2006 and December 31, 2005, respectively)	157,887	156,630
Goodwill	16,145	15,996
Other assets	102,716	96,310

Total assets	$1,778,044	$1,910,897

See notes to unaudited condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

MARCH 31, 2006 AND DECEMBER 31, 2005

(UNAUDITED)

(dollars in thousands, except for per share data)

	March 31, 2006	December 31, 2005
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ DEFICIENCY
Liabilities:
Securities sold under agreements to repurchase	$10,410	$31,853
Swaps and other contractual agreements	744	3,028
Payables:
Banks	372,612	367,565
Customers	171,731	153,868
Related parties	3,786	3,919

	548,129	525,352
Accrued compensation and benefits	179,727	346,090
Senior borrowings	1,015,517	1,022,082
Capital lease obligations	24,178	23,844
Other liabilities	514,555	517,590
Subordinated borrowings	200,000	200,000

Total liabilities	2,493,260	2,669,839
Commitments and contingencies
Minority interest	107,018	111,729

STOCKHOLDERS’ DEFICIENCY
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 37,503,059 and 37,500,000 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively)	375	375
Class B, par value $.01 per share (1 share authorized; 1 share issued and outstanding)
Additional paid-in-capital	(859,877)	(885,690)
Accumulated other comprehensive income (loss), net of tax	(27,785)	(34,342)
Retained earnings	65,053	48,986

Total stockholders’ deficiency	(822,234)	(870,671)

Total liabilities, minority interest and stockholders’ deficiency	$1,778,044	$1,910,897

See notes to unaudited condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended March 31,
	2006	2005
REVENUE
Investment banking and other advisory fees	$219,583	$155,035
Money management fees	110,569	100,877
Commissions	4,423	3,844
Underwriting	1,679	2,754
Investment gains and losses—net	10,448	(1,810)
Interest income	8,010	6,548
Other	5,545	2,759

Total revenue	360,257	270,007
Interest expense	23,999	9,908

Net revenue	336,258	260,099

OPERATING EXPENSES
Compensation and benefits (and, commencing May 10, 2005, distributions to profit participation members)(*)	200,139	105,881
Premises and occupancy costs	16,591	16,383
Professional fees	14,877	8,858
Travel and entertainment	8,887	8,975
Communications and information services	7,472	8,042
Equipment costs	5,129	4,832
Other	5,047	8,859

Total operating expenses	258,142	161,830

OPERATING INCOME FROM CONTINUING OPERATIONS(*)	78,116	98,269

Provision for income taxes(*)	15,940	7,803

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST IN NET INCOME(*)	62,176	90,466
Minority interest in net income	42,490	10,260

INCOME FROM CONTINUING OPERATIONS(*)	19,686	80,206
LOSS FROM DISCONTINUED OPERATIONS(*) (net of income tax provision of $253)		(6,850)

NET INCOME (NET INCOME ALLOCABLE TO MEMBERS OF LAZARD GROUP PRIOR TO MAY 10, 2005)(*)	$19,686	$73,356

WEIGHTED AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING:
Basic	37,502,889
Diluted	41,042,544

NET INCOME PER SHARE OF CLASS A COMMON STOCK—BASIC:
Income from continuing operations(**)	$0.52

NET INCOME PER SHARE OF CLASS A COMMON STOCK—DILUTED:
Income from continuing operations(**)	$0.51

DIVIDENDS PAID PER SHARE OF CLASS A COMMON STOCK(**)	$0.09

(*)	Excludes, as applicable, with respect to periods ended prior to May 10, 2005 (a) payments for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense, and (b) U.S. corporate federal income taxes, since Lazard Group has operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes.
(**) Applicable	with respect to periods subsequent to May 10, 2005, the date of our equity public offering.

See notes to unaudited condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (net income allocable to members of Lazard Group prior to May 10, 2005)	$19,686	$73,356
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash charges included in net income:
Depreciation and amortization of property	3,426	3,934
Amortization of deferred expenses, restricted stock units and interest rate hedge	4,834
Minority interest in net income	42,490	10,260
(Increase) decrease in operating assets:
Cash and securities segregated for regulatory purposes	642	(4,890)
Securities purchased under agreements to resell	23,806	(2,452)
Securities owned, at fair value and swaps and other contractual agreements	(69,500)	9,185
Receivables	119,434	10,745
Marketable and long-term investments	(1,292)	20,828
Other assets	(5,729)	(8,003)
Assets of discontinued operations		(551,097)
Increase (decrease) in operating liabilities:
Securities sold under agreements to repurchase	(22,124)	(11,694)
Securities sold, not yet purchased, at fair value and swaps and other contractual agreements	(2,347)	(1,043)
Payables	10,878	125,562
Accrued compensation and other liabilities	(174,881)	(147,896)
Liabilities of discontinued operations		583,117

Net cash provided by (used in) operating activities	(50,677)	109,912

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(1,672)	(849)
Disposals and retirements of property	233	1,315

Net cash provided by (used in) investing activities	(1,439)	466

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to members and capital withdrawals		(157,919)
Distributions to LAZ-MD Holdings	(13,223)
Repayment of senior borrowings	(6,565)	(15,281)
Repayment of capital lease obligations	(285)	(4,005)
Distributions relating to minority interest	(12,209)	(44,502)
Common stock dividends	(3,375)
Additional costs relating to issuance of Class A common stock	(2,677)
Other—net	84

Net cash used in financing activities	(38,250)	(221,707)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,229	(4,157)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(88,137)	(115,486)
CASH AND CASH EQUIVALENTS—January 1	492,309	305,753

CASH AND CASH EQUIVALENTS—March 31	$404,172	$190,267

See notes to unaudited condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2006

(UNAUDITED)

(dollars in thousands)

	Common Stock			Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Total Stockholders’ Deficiency
	Shares		$
Balance—January 1, 2006	37,500,001		$375	$(885,690)	$(34,342)	$48,986	$(870,671)

Comprehensive income:
Net income available for Class A common stockholders						19,686	19,686
Other comprehensive income—net of tax:
Currency translation adjustment					6,282		6,282
Amortization of interest rate hedge					275		275

Comprehensive income							26,243

Class A common stock dividends						(3,375)	(3,375)
Amortization of stock units				4,241			4,241
Conversion of DSUs to Class A common stock	3,059
Additional costs relating to issuance of Class A common stock				(2,677)			(2,677)
RSU dividend-equivalents				244		(244)
Adjustment to reclassify minority interest share of undistributed net income to additional paid-in-capital				24,005			24,005

Balance—March 31, 2006	37,503,060	(*)	$375	$(859,877)	$(27,785)	$65,053	$(822,234)

(*)	Includes 37,503,059 shares of the Company’s Class A common stock and 1 share of the Company’s Class B common stock

See notes to unaudited condensed consolidated financial statements.

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except for per share data, unless otherwise noted)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

The accompanying unaudited condensed consolidated financial statements of Lazard Ltd and subsidiaries (collectively referred to as “Lazard Ltd” or the “Company”) including, subsequent to May 10, 2005, Lazard Ltd’s investment in Lazard Group LLC (a Delaware limited liability company, collectively referred to, with its subsidiaries, as “Lazard Group”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Ltd’s annual report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”). The December 31, 2005 unaudited condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that Lazard may undertake in the future, actual results may be different than the estimates. The consolidated results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

Lazard Ltd is a Bermuda holding company that was incorporated in October 2004. Pursuant to a Registration Statement on Form S-1 (File No. 333-121407) declared effective by the SEC on May 4, 2005 (the “Registration Statement”) for the initial public offering of shares of Lazard Ltd’s Class A common stock, par value $0.01 per share (“Class A common stock”), Lazard Ltd issued on May 10, 2005, at $25 per share, 34,183,162 shares of its Class A common stock in a registered initial public offering (the “equity public offering”). In addition, on May 10, 2005, pursuant to the IXIS Placements (see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements) and the cashless exchange of certain of our chief executive officer’s interests in Lazard Group with Lazard Ltd, the Company issued 2,000,000 shares of its Class A common stock and 1,316,838 shares of its Class A common stock, respectively. These issuances, together with the 34,183,162 shares of Class A common stock issued pursuant to the equity public offering, resulted in the Company having 37,500,000 shares of its Class A common stock outstanding at the time of the equity public offering. The Company, through a number of newly-formed, wholly-owned subsidiaries, contributed the net proceeds from the equity public offering, along with the net proceeds it received from the financing transactions (as described in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements), to Lazard Group in exchange for 37,500,000 Lazard Group common membership interests, representing 37.5% of Lazard Group’s total common membership interests as of May 10, 2005, and, after giving effect to (i) the repurchase of a portion of the Lazard Group common membership interests held by LAZ-MD Holdings LLC (“LAZ-MD Holdings”) subsequent to May 10, 2005, as well as (ii) certain other share issuances by Lazard Ltd subsequent to December 31, 2005, approximately 37.6% of all outstanding Lazard Group common membership interests as of both December 31, 2005 and March 31, 2006. The Company, through its control of the managing members of Lazard Group, controls Lazard Group.

Lazard Group is governed by an Operating Agreement dated as of May 10, 2005, as amended on December 19, 2005 (the “Operating Agreement”).

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

Prior to May 10, 2005, Lazard Group also had a business segment called Capital Markets and Other, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services and merchant banking fund management activities outside of France as well as other specified non-operating assets and liabilities. This business segment’s assets and liabilities (referred to below as the “separated businesses”) were separated from Lazard Group on May 10, 2005, and the operating results of this former segment are reflected as discontinued operations for the three month period ended March 31, 2005. We refer to the transfer of the separated business as the “separation.”

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

In the separation, Lazard Group retained all of the Company’s Financial Advisory and Asset Management businesses. In addition, under the business alliance agreement, dated as of May 10, 2005, between Lazard Group and LFCM Holdings (the “business alliance agreement”), Lazard Group was granted the option to acquire the North American and European merchant banking businesses of LFCM Holdings.

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

Basis of Presentation

The consolidated financial statements are prepared in conformity with U.S. GAAP. The Company’s policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest as well as variable interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary. All material intercompany transactions and balances have been eliminated.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 (R), “Consolidation of Variable Interest Entities” (“FIN 46 R”), the Company also consolidates any VIEs for which it is the primary beneficiary. In connection with the separation, Lazard Group transferred its general partnership interests in various VIEs to a subsidiary of LFCM Holdings. Lazard Group has determined that it is no longer the primary beneficiary with respect to those VIEs and, as a result, the Company no longer consolidates such VIEs. Amounts related to consolidation of such VIEs, for the three month period ended March 31, 2005 are included in loss from discontinued operations on the unaudited condensed consolidated statements of income.

The Company prepared an assessment that considered quantitative factors and qualitative factors that included, but was not limited to, the structure and purpose of the separation and recapitalization transactions, corporate governance and the controlling parties of Lazard Group, and management concluded that Lazard Ltd is the entity that is most closely associated with Lazard Group and therefore should consolidate the operations of Lazard Group. Accordingly, the accompanying unaudited condensed consolidated statements of financial condition as of March 31, 2006 and December 31, 2005 reflect the consolidated statements of financial condition of Lazard Ltd. The

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

unaudited condensed consolidated statements of income and cash flows for the three month period ended March 31, 2006 reflect the consolidated operating results and cash flows of Lazard Ltd and its subsidiaries. The unaudited condensed consolidated statements of income and cash flows for the three month period ended March 31, 2005 relate to Lazard Group and its subsidiaries.

The accompanying unaudited condensed consolidated statements of income and cash flows for the three month period ended March 31, 2005 do not reflect what the results of operations and cash flows of the Company would have been had it been a stand-alone, public company prior to May 10, 2005. In addition, the results of operations for periods until the equity public offering on May 10, 2005 are not comparable to results of operations for subsequent periods as described below.

•	Payments for services rendered by the Company’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense, and distributions to profit participation members. As a result, prior to May 10, 2005, Lazard Group’s operating income included within the accompanying unaudited condensed consolidated financial statements did not reflect payments for services rendered by its managing directors. For periods subsequent to the consummation of the equity public offering and the financing transactions as described in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements, the Company now includes all payments for services rendered by its managing directors and distributions to profit participation members in compensation and benefits expense.

•	Payments for services rendered by managing directors of LAM (and employee members of LAM) had, prior to May 10, 2005, been accounted for as minority interest in net income and since that date such payments, together with distributions to profit participation members, have been included within compensation and benefits expense.

•	The Company’s income has not been subject to U.S. corporate federal income taxes, because Lazard Group operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income had not been subject to U.S. corporate federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Outside the U.S., Lazard Group historically had operated principally through subsidiary corporations and had been subject to local income taxes. Prior to May 10, 2005, income taxes reflected within Lazard Group’s results of operations are attributable to taxes incurred in non-U.S. entities and to New York City Unincorporated Business Taxes (“UBT”) attributable to Lazard Group’s operations apportioned to New York City. For periods subsequent to the equity public offering, the unaudited condensed consolidated financial statements of Lazard Ltd include U.S. corporate federal income taxes on its allocable share of the results of operations of Lazard Group, giving effect to the post equity public offering structure.

•	Commencing May 10, 2005, the unaudited condensed consolidated statements of income include a minority interest in net income relating to LAZ-MD Holdings’ ownership interest of Lazard Group’s common membership interests. Prior to May 10, 2005, there was no such minority interest, as Lazard Ltd had no ownership interest in Lazard Group, and all net income was allocable to the then members of Lazard Group. As of March 31, 2006, LAZ-MD Holdings’ ownership interest in Lazard Group was approximately 62.4%.

•	The use of proceeds from the financing transactions.

•	The net incremental interest expense related to the financing transactions.

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

In accordance with U.S. GAAP, the results of operations of the separated businesses have been segregated and are reported as discontinued operations in the unaudited condensed consolidated statements of income for the three month period ended March 31, 2005. See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information relating to discontinued operations.

2.	EQUITY PUBLIC OFFERING AND OTHER FINANCING TRANSACTIONS

Equity Public Offering—As described above, on May 10, 2005, Lazard Ltd consummated its equity public offering. The aggregate gross proceeds relating to the offering amounted to $854,579, and net proceeds to Lazard Ltd, after $65,844 of estimated expenses incurred by Lazard Ltd in connection with the issuance and distribution of the Lazard Ltd Class A common stock (including underwriting discounts and commissions, expenses paid to the underwriters and certain other expenses), was $788,735. Lazard Ltd contributed all the net proceeds from this offering to Lazard Group in exchange for a controlling interest in Lazard Group. In the three months ended March 31, 2006, additional costs of $2,677 relating to issuance of Class A common stock were incurred, representing amounts in excess of estimated costs associated with the equity public offering. Such amount was recorded as a reduction to additional paid-in-capital.

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

The Lazard Group Finance Senior Notes, which bear interest at an annual rate of 6.12%, will mature (a) in the event of a successful remarketing, on any date no earlier than May 15, 2010 and no later than May 15, 2035, as we may elect, (b) in the event of a failed remarketing, on May 15, 2008 (the “stock purchase date”) and (c) otherwise on May 15, 2035. Lazard Group Finance used the proceeds from the ESU offering to purchase 6.120% senior notes from Lazard Group due 2035 (the “Lazard Group Notes”) with a principal amount of $287,500. The Lazard Group Notes, which have substantially similar terms to the Lazard Group Finance Senior Notes, were pledged to secure the obligations of the Lazard Group Finance Senior Notes.

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

In connection with the issuance of the Lazard Group Senior Notes, on April 1, 2005, Lazard Group entered into an interest rate forward agreement with a bank for a notional amount of $650,000. By entering into this interest rate forward agreement, Lazard Group was able to ensure that the base rate (excluding market-driven credit spreads) on the Lazard Group Senior Notes would be no greater than 4.5%. Lazard Group settled the interest rate forward agreement with the bank as of May 9, 2005, which required a payment by Lazard Group of $13,004. Of this amount, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, $11,003 was deemed to be the effective portion of the hedge and has been recorded within other comprehensive income (loss) and is being amortized as a charge to interest expense over the ten year term of the Lazard Group Senior Notes.

Credit Facilities—Concurrent with the equity public offering, Lazard Group entered into a five year, $125,000 senior revolving credit facility with a group of lenders. As of March 31, 2006 and December 31, 2005, $25,000 and $30,000, respectively, was outstanding under this credit facility. The $125,000 senior revolving credit facility bears interest at either a Eurodollar or Federal Funds rate, plus an applicable margin, which varies from 125 to 200 basis points, depending on Lazard Group’s rating as determined by designated credit rating agencies.

The senior revolving credit facility contains affirmative and negative covenants. Such covenants include, among other things, limitations on the ability of Lazard Group to incur debt, grant liens, pay dividends, enter into mergers or to sell all or substantially all of its assets, as well as financial covenants that must be maintained.

3.    SIGNIFICANT ACCOUNTING POLICIES

The policies below represent recent changes to the Company’s significant accounting policies. A complete discussion of the Company’s significant accounting policies are included in Lazard Ltd’s Form 10-K.

Share-Based Payments—In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments” (“SFAS 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related guidance. SFAS 123R is effective for the Company’s fiscal year beginning January 1, 2006. Prior to May 10, 2005, the date of the equity public offering, Lazard operated as a

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

series of related partnerships under the control of the partners and Lazard did not have a capital structure that permitted share based compensation. In connection with equity awards granted pursuant to the Company’s 2005 Equity Incentive Plan (described in more detail in Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements), the Company adopted the fair value recognition provisions under SFAS 123. Accordingly, subsequent to the dates of grant during 2005, Lazard recognized in compensation expense the amortized portion of the fair value of the equity awards, net of an estimated forfeiture rate, over the service period specified in the award.

Effective for the first quarter of 2006, Lazard adopted SFAS 123R. Under SFAS 123R, share-based awards that do not require future service are expensed immediately. Share-based employee awards that require future service are amortized over the requisite service period. Lazard adopted SFAS 123R under the modified prospective method. Under that method, the provisions of SFAS 123R are generally applied only to share-based awards granted subsequent to adoption. Share-based awards granted to employees prior to the adoption of SFAS 123R must continue to be amortized over the stated service periods of the awards, however, should the awards vest upon retirement, any unamortized cost would be recognized when the employee retires.

Additionally, SFAS 123R changed SFAS 123 by eliminating alternative methods for recognition of the costs of equity awards and recognition of award forfeitures. First, SFAS 123R changed SFAS 123 by precluding the use of the intrinsic method as provided for under APB 25 and requiring fair value recognition. Second, SFAS 123R differed from SFAS 123 by precluding the recognition of forfeitures on an actual basis by requiring the application of an estimated forfeiture rate to the amortizable cost of the award for all unvested awards. The Company adopted both the fair value recognition and the estimated forfeiture rate methods required under SFAS 123R in 2005 while accounting for equity awards under the provisions of SFAS 123.

SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under prior accounting standards. This requirement reduces net operating cash flows and increases net financing cash flows in periods beginning with and subsequent to adoption of SFAS 123R. Total net cash flow remains unchanged from what would have been reported under prior accounting rules.

As a result of the Company adopting certain provisions consistent with SFAS 123R upon the introduction of its 2005 Equity Incentive Plan while under the provisions of SFAS 123, there is no significant effect resulting from the adoption of the provisions of SFAS 123R which would require restatement of its prior period financial statements.

Investments in Limited Partnerships—On January 1, 2006, the Company adopted, as required, the provisions of Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or, Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). The EITF consensus requires a general partner in a limited partnership to consolidate the limited partnership unless the presumption of control is overcome. The general partner may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without having to show cause; or (b) substantive participating rights in managing the partnership. EITF 04-5 was effective for general partners of all newly-formed limited partnerships and for existing limited partnerships for which the partnership agreements are modified after June 29, 2005, and for general partners in all other limited partnerships, no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of the provisions of EITF 04-5 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Recent Accounting Pronouncements—In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company is currently assessing the impact of adopting SFAS 155, but does not expect the standard to have a material impact on the financial condition, results of operations, or cash flows of the Company.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and for subsequent measurements, permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in fiscal years beginning after September 15, 2006. The Company is currently assessing the impact of adopting SFAS 156, but does not expect the standard to have a material impact on the financial condition, results of operations, or cash flows of the Company.

4.	MINORITY INTEREST

Minority interest consists of a number of components, including minority interests in LAM and the Company’s business in Italy which, through a strategic alliance, is owned 40% by Banca Intesa S.p.A. (“Intesa”). In addition, the Company consolidates various LAM related general partnership interests that it controls but does not wholly own. As a result of consolidating these companies, the Company recognizes the portion of income not associated with the Company’s ownership as minority interest.

Payments for services rendered by managing directors of LAM (and employee members of LAM) had, prior to May 10, 2005, been accounted for as minority interest in net income and since that date such payments, together with distributions to profit participation members, have been included in “compensation and benefits” expense on the unaudited condensed consolidated statements of income.

Commencing May 10, 2005, the Company records a charge to minority interest in net income relating to LAZ-MD Holdings’ ownership interest in Lazard Group (which approximated 62.4% at March 31, 2006), with such minority interest in net income amounting to $37,228 for the three month period ended March 31, 2006. Accordingly, for the reasons stated in this and the preceding paragraph, amounts recorded as minority interest in net income for periods prior to May 10, 2005 are not comparable to amounts recorded as minority interest in net income for periods commencing May 10, 2005.

The Company classifies LAZ-MD Holdings’ ownership of Lazard Group’s common membership interests as a reduction of the Company’s additional paid-in capital rather than as minority interest, since the balance of such minority interest as of March 31, 2006 and December 31, 2005 of $513,667 and $542,713, respectively, is negative. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements with respect to distributions paid to LAZ-MD Holdings.

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

5.	STRATEGIC ALLIANCE IN ITALY

Pursuant to the existing strategic alliance in effect since January 2003, Lazard Group and Intesa have conducted selected Italian investment banking business solely through Lazard & Co. S.r.l. (“Lazard Italy”), an indirect subsidiary of Lazard Group. As part of the strategic alliance, Intesa made the following investments:

•	the purchase in March 2003 from Lazard Funding Limited LLC (“Lazard Funding”), a wholly owned subsidiary of Lazard Group, of a $150,000 subordinated convertible promissory note (the “$150,000 Subordinated Convertible Note”) issued by Lazard Funding, which is currently convertible into a contractual right that entitles the holder to receive payments that would be equivalent to the distributions that a holder of a three percent equity goodwill interest in Lazard Group would have been entitled to receive (i.e., distributions of the net proceeds of selected fundamental corporate events affecting Lazard Group, such as a sale of all or substantially all of the assets of Lazard Group or a disposition of a line of business);

•	the investment in June 2003 in Lazard Italy of an amount of Euros then equal to $100,000 in exchange for 40% of the capital stock in Lazard Italy (the “Intesa JV Interest”); and

•	the purchase in June 2003 of a $50,000 subordinated promissory note issued by Lazard Italy (the “$50,000 Subordinated Promissory Note”).

The $150,000 Subordinated Convertible Note, which is guaranteed by Lazard Group (the “Guarantee”), currently has a scheduled maturity date in March 2018 and has interest payable annually at a variable interest rate of not less than 3%, and not more than 3.25%, per annum. The $50,000 Subordinated Promissory Note currently has a scheduled maturity date in the year 2078 (subject to extension), with interest payable annually at the rate of 3.0% per annum. The strategic alliance was governed by a Master Transaction and Relationship Agreement dated as of March 26, 2003 (the “Master Agreement”) among Lazard Group, Intesa and Lazard Italy.

As previously disclosed, in connection with the transactions in connection with the equity public offering of Lazard Ltd, Lazard Group and Intesa held various discussions concerning the joint venture relationship and the impact of the equity public offering. In the course of such discussions, Intesa notified Lazard Group of its intention not to extend the term of the joint venture relationship beyond its initial expiration date of December 31, 2007. The strategic alliance accordingly is due to expire on December 31, 2007, as a result of which Lazard Group would be obligated to acquire the Intesa JV Interest and the $50,000 Subordinated Promissory Note on or about February 4, 2008 for an aggregate amount in cash not to exceed $150,000.

On March 31, 2006, Lazard Group, Lazard Italy and Intesa reached an agreement regarding their future business relationship in Italy and entered into a Termination Agreement (the “Termination Agreement”), which provides for the termination of the joint venture relationship and the Master Agreement at the closing of the transactions contemplated by the Termination Agreement and mutual release arrangements with respect to matters concerning the joint venture relationship. At this termination closing, which is expected to occur promptly after receipt of required regulatory approvals and satisfaction or waiver of other customary closing conditions, the following adjustments will be made to the terms of Intesa’s investment in Lazard Group and its affiliates:

•

The $150,000 Subordinated Convertible Note will be amended and restated, among other things, to provide for its convertibility into shares of Lazard Ltd Class A common stock at an effective conversion price of $57 per share, resulting in an aggregate of approximately 2,632,000 shares of Lazard Ltd Class A common stock being issuable to Intesa if it elects to fully convert the amended $150,000 Subordinated Convertible Note. The amended $150,000 Subordinated Convertible Note will mature in

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

September 2016 and have a fixed annual interest rate of 3.25%. One-third of the principal amount of the amended $150,000 Subordinated Convertible Note will generally be convertible after July 1 in each of 2008, 2009 and 2010, and this note will no longer be convertible after June 30, 2011. Lazard Ltd will enter into a Registration Rights Agreement with Intesa providing for certain customary registration rights with respect to the shares of Lazard Ltd Class A common stock it receives upon conversion of the amended $150,000 Subordinated Convertible Note. The Guarantee will also be amended to reflect the terms of the amended $150,000 Subordinated Convertible Note.

•	The Intesa JV Interest and the $50,000 Subordinated Promissory Note will be acquired by Lazard Group in exchange for the issuance to Intesa of a $96,000 senior promissory note of Lazard Group due February 28, 2008 and a $50,000 subordinated promissory note of Lazard Group due February 28, 2008, respectively. The $96,000 senior promissory note will have a fixed annual interest rate of 4.25% and the $50,000 senior promissory note will have a fixed annual interest rate of 4.6%.

•	Lazard Group will pay to Intesa an amount equal to a 3% annualized return on the Intesa JV Interest from April 1, 2006 through the termination closing and the accrued and unpaid interest on the $50,000 Subordinated Promissory Note as of the termination closing. Intesa will pay to Lazard any dividends it receives in respect of the Intesa JV Interest in respect of fiscal year 2005 of Lazard Italy.

6.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of March 31, 2006 and December 31, 2005:

	Principal Amount	Maturity Date		Annual Interest Rate		Outstanding as of
						March 31, 2006	December 31, 2005
Lazard Group Senior Notes(a)	$550,000	2015		7.125%		$550,000	$550,000
Lazard Group Notes issued in connection with the ESUs(a)	437,500	2008-2035	(b)	6.12%		437,500	437,500
Revolving Credit Agreement(a)	125,000	2010		5.37-6.37	%(c)	25,000	30,000
Other		2006		Various		3,017	4,582

Total						$1,015,517	$1,022,082

(a)	See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
(b)	Maturity date can vary based on a remarketing of the Lazard Group Notes, and will mature (i) in the event of a successful remarketing, on any date no earlier than May 15, 2010 and no later than May 15, 2035, as we may elect, (ii) in the event of a failed remarketing, on May 15, 2008 and (iii) otherwise on May 15, 2035.
(c)	Interest rates vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin.

Subordinated Debt—Subordinated debt at March 31, 2006 and December 31, 2005 amounted to $200,000 and consist of amounts due to Intesa in connection with the Strategic Alliance transaction in Italy (See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements).

As of March 31, 2006, the Company is in compliance with all obligations under its various senior and subordinated borrowing arrangements.

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

7.	COMMITMENTS AND CONTINGENCIES

Commitments—Lazard has various leases and other contractual commitments arising in the ordinary course of business. In the opinion of management, the fulfillment of such commitments in accordance with their terms will not have a material adverse effect on Lazard’s consolidated financial position or results of operations.

During the three months ended March 31, 2005, the Company recorded impairment costs of approximately $6,300 relating to certain abandoned leased facilities in the U.K, which is included in “loss from discontinued operations” on the unaudited condensed consolidated statement of income. These costs represent a provision for lease obligations recorded prior to the lease indemnity from LFCM of $25,000 (described below) and as such are excluded from the indemnification. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the provision recorded for lease obligations on the cease-use date was determined based on the fair value of the liability for costs that will continue to be incurred for the remaining term of the lease without economic benefit to the Company, based on the remaining lease rentals, reduced by estimated sublease rentals.

With respect to the abandoned facilities discussed above, at March 31, 2006 and December 31, 2005 the Company has recorded liabilities of $35,208 and $37,490, respectively, exclusive of the indemnification described below, which are included in “other liabilities” on the unaudited condensed consolidated statements of financial condition. Payments toward the liabilities continue through the remaining term of the leases. Such liabilities are based on the discounted future commitment, net of expected sublease income.

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

The receivable relating to the indemnity from LFCM Holdings of $25,000 was recorded at its present value. After payments received in 2005 of $6,209, the net present value of the balance due at March 31, 2006 and December 31, 2005 of $17,275 and $17,031, respectively, is included in “receivables - related parties” on the unaudited condensed consolidated statements of financial condition (see Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements). The balance is due based on a schedule of periodic payments through May 10, 2010.

Legal—The Company businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. The Company is involved in a number of judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses. The Company reviews such matters on a case by case basis and establishes its reserves in accordance with SFAS No. 5, “Accounting For Contingencies”. Management believes, based on currently available information, that the results of such matters, in the aggregate, will not have a material adverse effect on its financial condition but might be material to its operating results or cash flows for any particular period, depending upon the operating results for such period.

The Company received a request for information from the NASD as part of what it understands to be an industry investigation relating to gifts and gratuities, which is focused primarily on the Company’s former

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Capital Markets business, which business was transferred to LFCM Holdings as a part of the separation. In addition, the Company received requests for information from the NASD, SEC and the U.S. Attorney’s Office for the District of Massachusetts seeking information concerning gifts and entertainment involving an unaffiliated mutual fund company, which are also focused on that same business. The Company believes that other broker-dealers also received requests for information. In the course of an internal review of these matters, there were resignations or discipline of certain individuals associated with Lazard’s former Capital Markets business. These investigations are continuing and the Company cannot predict their potential outcomes. Accordingly, the Company has not recorded an accrual for losses related to any such judicial, regulatory or arbitration proceedings.

The Company and Goldman Sachs & Co., the lead underwriter of the Company’s equity public offering of its Class A common stock, as well as several members of the Company’s management and board of directors, have been named as defendants in several putative class action lawsuits and a putative stockholder derivative lawsuit filed in the U.S. District Court for the Southern District of New York, and in a putative class action lawsuit and a putative stockholder derivative lawsuit filed in the Supreme Court of the State of New York. The defendants removed the putative class action lawsuit filed in the Supreme Court of the State of New York to the U.S. District Court for the Eastern District of New York, and the plaintiffs moved for remand. The motion for remand was referred to a Magistrate Judge, who has issued a Report and Recommendation recommending that the plaintiffs’ motion be granted. The defendants removed the putative derivative lawsuit filed in the Supreme Court of the State of New York to the U.S. District Court for the Southern District of New York, and the plaintiff moved for remand. By Decision and Order dated February 17, 2006, the U.S. District Court for the Southern District of New York granted the plaintiff’s motion for remand. The defendants have filed a Notice of Appeal. The plaintiffs in the putative class action lawsuits filed in the U.S. District Court for the Southern District of New York have filed a consolidated amended complaint, and the defendants have filed a motion to dismiss that complaint. The putative class action lawsuits purport to have been filed on behalf of persons who purchased securities of the Company in connection with the equity public offering or in the open market. The putative class actions allege various violations of the federal securities laws and seek, inter alia, compensatory damages, rescission or rescissory damages and other unspecified equitable, injunctive or other relief. The putative derivative actions purport to be brought on behalf of the Company against its directors and Goldman Sachs & Co. and allege, among other things, that the directors breached their fiduciary duties to the Company in connection with matters related to the equity public offering and seek compensatory damages, punitive damages and other unspecified equitable or other relief. We believe that the suits are without merit and intend to defend them vigorously.

For a description of recent developments involving the Company’s relationship with Intesa, see Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements.

8.	STOCKHOLDERS’ DEFICIENCY

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

In connection with the consummation of the equity public offering, during the period January 1 through May 9, 2005, Lazard Group’s members’ equity was reduced by approximately $145,000 (including $18,000 in the three month period ended March 31, 2005) for the repurchase of working member interests prior to consummation of the equity public offering.

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Pursuant to provisions of its amended and restated Operating Agreement, Lazard Group distributions in respect of common membership interests are allocated to the holders of such interests on a pro rata basis. At March 31, 2006, approximately 37.6% and 62.4% of the outstanding Lazard Group common membership interests are held by subsidiaries of the Company and by LAZ-MD Holdings, respectively. Such distributions represent amounts necessary to fund (i) any dividends the Company may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that the Company’s subsidiaries and the members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. In February 2006, Lazard Group distributed $5,591 to LAZ-MD Holdings and $3,375 to the Company’s subsidiaries, which latter amount was used by the Company to pay dividends to holders of its Class A common stock. In March 2006, Lazard Group made tax distributions of $12,239, including $7,632 to LAZ-MD Holdings and $4,607 to subsidiaries of Lazard Ltd.

On May 9, 2006, the Board of Directors of Lazard Ltd declared a quarterly dividend of $0.09 per share on Class A common stock, totaling $3,375, to be paid on May 31, 2006 to stockholders of record on May 19, 2006.

A description of the Company’s 2005 Equity Incentive Plan, and activity with respect thereto during the three month period ended March 31, 2006 is presented below.

Shares Available Under the 2005 Equity Incentive Plan (the “Equity Incentive Plan”)

The Equity Incentive Plan authorizes the issuance of up to 25,000,000 shares of Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock, stock units and other equity-based awards. Each stock unit granted under the Equity Incentive Plan represents a contingent right to receive one share of Class A common stock of the Company, at no cost to the recipient. The fair value of such stock unit awards is equal to the closing market price of the Company’s Class A common stock at the date of grant.

Deferred Stock Unit (“DSUs”) Grants

As part of their compensation for serving as members of the Board of Directors and its various committees, during the three month period ended March 31, 2006, certain of the Non-Executive Directors of the Company were granted approximately 1,625 DSUs, with an average fair value on the dates of grant of $39.10 per unit. DSU awards are expensed at their full fair value on their date of grant, which totaled approximately $64 during the three month period ended March 31, 2006.

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the Equity Incentive Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election shall equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Lazard Ltd Class A common stock on the date on which the foregone cash fees would otherwise have been paid.

Restricted Stock Unit (“RSUs”) Grants

On January 24, 2006, the Company granted 2,711,041 RSUs to eligible employees. These RSUs include a dividend participation right during the vesting period that provides that each RSU receives additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock. During the three month period ended March 31, 2006, such dividend participation rights resulted in the issuance of 6,341 additional RSUs. The issuance of the 6,341 additional RSUs resulted in a charge to retained earnings and a credit to additional paid-in-capital in the amount of $244 based on a grant date fair value of $38.48 per share. Through March 31, 2006, 32,943 of the RSUs granted in 2006 were forfeited, including those relating to the dividend participation rights. In addition, during the three month period ended March 31, 2006, 4,000 shares relating to RSUs granted in 2005 were forfeited.

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The RSUs convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. The aggregate fair value of the RSUs is amortized, as compensation expense, over the vesting periods and, for purposes of calculating diluted net income per share, are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method. Expense relating to RSUs is charged to “compensation and benefits” within the unaudited condensed consolidated statement of income, and for the three month period ended March 31, 2006 amounted to approximately $4,200.

The following is a summary of activity relating to DSUs and RSUs during the three month period ended March 31, 2006:

	DSUs		RSUs
	Units	Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value
Balance, January 1, 2006	9,968	$25.33	1,033,733	$23.87
Granted (including 6,341 RSU units relating to dividend participation)	1,625	$39.10	2,717,382	$34.76
Forfeited			(36,943)	$33.56
Converted	(3,059)	$25.33

Balance, March 31, 2006	8,534	$27.95	3,714,172	$31.74

As of March 31, 2006, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $85,192. Such compensation expense is expected to be recognized over a weighted average period of approximately 4.0 years and the ultimate amount of such expense is dependent upon the actual number of RSUs that will vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates could cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense as of March 31, 2006.

Share Repurchase Program

On February 7, 2006, the Board of Directors of Lazard Ltd authorized the repurchase of up to $100,000 in aggregate cost of Lazard Ltd’s Class A common stock. The share repurchase program will be used primarily to offset shares to be issued under the Equity Incentive Plan. Purchases may be made in the open market or through privately negotiated transactions in 2006 and 2007. There were no share repurchases during the three month period ended March 31, 2006.

9.	NET INCOME PER SHARE

The Company’s net income (all of which relates to its continuing operations) and weighted average shares outstanding for the three month period ended March 31, 2006 consists of the following:

Net income for the period January 1, 2006 through March 31, 2006	$19,686

Weighted Average Shares Outstanding:
Basic	37,502,889
Diluted	41,042,544

Net income per share information is not applicable for reporting periods prior to May 10, 2005, the date of the consummation of the equity public offering. The calculation of basic and diluted net income per share amounts for the three month period ended March 31, 2006 is described and presented below.

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Basic Net Income Per Share

Numerator—utilizes net income for the three month period ended March 31, 2006.

Denominator—utilizes the 37,502,889 shares of Class A common stock, which represents the weighted average shares for the three month period ended March 31, 2006.

Diluted Net Income Per Share

Numerator—utilizes net income for the three month period ended March 31, 2006 as in the basic net income per share calculation described above, plus, to the extent dilutive, (i) income adjustments relating to assumed share issuances in connection with DSUs, RSUs and ESUs and (ii) on an as-if-exchanged basis, amounts applicable to LAZ-MD Holdings exchangeable interests, and corporate tax related to (i) and (ii) herein.

Denominator—utilizes the 37,502,889 shares of Class A common stock as in the basic net income per share calculation described above, plus DSU and RSU awards issued to Non-Executive Directors and employees of the Company, respectively, as calculated using the treasury stock method. In addition, the denominator includes, to the extent dilutive, shares issuable relating to (i) ESUs using the treasury stock method and (ii) LAZ-MD Holdings exchangeable interests, on an as-if-exchanged basis.

Basic Net Income Per Share of Class A Common Stock
Numerator—
Net income for the three month period ended March 31, 2006	$19,686

Denominator—
Weighted average number of shares of Class A common stock outstanding	37,502,889

Basic net income per share of Class A common stock	$0.52

Diluted Net Income Per Share of Class A Common Stock
Numerator:
Net income for the three month period ended March 31, 2006	$19,686
Add—adjustments to net income relating to assumed changes in income of minority interest resulting from share issuances in connection with DSUs, RSUs and ESUs	1,125

Net income for per share calculation	$20,811

Denominator:
Basic weighted average number of shares of Class A common stock	37,502,889
Add—dilutive effect of:
Weighted average number of incremental shares issuable from DSUs, RSUs and ESUs	3,539,655

Weighted average number of shares of Class A common stock outstanding	41,042,544

Diluted net income per share of Class A common stock	$0.51

The LAZ-MD Holdings exchangeable interests (which, as of March 31, 2006, represent the right to receive 62,118,749 shares of Class A common stock upon exchange) were antidilutive and consequently the effect of their conversion into shares of Class A common stock has been excluded from diluted net income per share of Class A common stock.

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Prior to the issuance of the Class A common stock upon settlement of the purchase contracts, the ESUs will be reflected in the Company’s diluted net income per share using the treasury stock method. Under the treasury stock method, as defined by SFAS No. 128, “Earning Per Share” the number of shares of common stock included in the calculation of diluted income per share is the excess, if any, of the number of shares expected to be issued upon settlement of the purchase contracts less the number of shares that could be purchased by the Company with the proceeds to be received upon settlement at the average market closing price during the reporting period. The number of shares of common stock Lazard Ltd will issue upon settlement of the forward purchase contract component of the ESUs is not fixed, but instead is dependent on the closing price per share of its common stock for each of the 20 trading days beginning on April 15, 2008. Because the settlement terms of the purchase contracts vary, the number of shares to be issued depends on whether the closing price of the stock for the last 20 trading days in the reporting period is less than or equal to $25 per share, greater than $25 per share and less than $30 per share or greater than or equal to $30 per share. Dilution of income per share will occur (i) in reporting periods when the average stock price is over $30 per share and (ii) in reporting periods when the average closing price of common stock for a reporting period is greater than $25 and is greater than the average market price for the last 20 days of such reporting period.

Both the FASB and the EITF continue to study the accounting for financial instruments and derivative instruments, including instruments such as the ESUs. It is possible that the Company’s accounting for the ESUs could be affected by any new accounting rules that might be issued by these groups. Accordingly, there can be no assurance that the method in which the ESUs are reflected in the Company’s diluted income per share will not change in the future if accounting rules or interpretations evolve.

As further discussed in Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements, on March 31, 2006 the Company and Intesa entered into the Termination Agreement. Among its various terms, the Termination Agreement provides for Lazard Group to issue an amended $150,000 subordinated note that is convertible into approximately 2,632,000 shares of Class A common stock. Should the transactions contemplated by the Termination Agreement be consummated, to the extent dilutive, the shares potentially issuable under the terms of the amended $150,000 subordinated convertible note would be included in future periods’ calculations of net income per share using the “if converted” method, for purposes of calculating diluted net income per share. Additionally, interest expense related to the amended $150,000 subordinated convertible note would be excluded from net income for purposes of calculating net income per share on a diluted basis.

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

10.	EMPLOYEE BENEFIT PLANS

The Company, through its subsidiaries, provides retirement and other post-employment benefits to certain of its employees through defined contribution and defined benefit pension plans and other post-retirement benefit plans. The Company has the right to amend or terminate its benefit plans at any time subject to the terms of such plans. Expenses incurred related to the defined benefit pension plans, the defined benefit pension plan supplement and the post-retirement health care plans are included in “compensation and benefits” and, with respect to the separated businesses, “loss from discontinued operations” on the unaudited condensed consolidated statements of income. Such expenses for the three month periods ended March 31, 2006 and 2005 are shown in the tables below.

	Pension Plans	Pension Plan Supplement	Post- Retirement Medical Plans
Three month period ended March 31, 2006
Service cost	$1,518		$50
Interest cost	5,924	$16	111
Expected return on plan assets	(6,966)
Amortization of transition (asset) obligation
Amortization of prior service cost			(346)
Recognized actuarial (gain) loss	430		75
Settlements (curtailments)			(2,134)

Net periodic benefit cost (credit)	$906	$16	$(2,244)

Three month period ended March 31, 2005
Service cost	$1,998		$89
Interest cost	6,774	$22	135
Expected return on plan assets	(6,973)
Amortization of prior service cost	(115)		(482)
Recognized actuarial (gain) loss	844	(3)	111
Settlements (curtailments)			(2,302)

Net periodic benefit cost (credit)	$2,528	$19	$(2,449)

The net periodic benefit cost (credit) is related to continuing and discontinued operations as follows:
Continuing operations	$2,560	$13	$(2,402)
Discontinued operations	(32)	6	(47)

Net periodic benefit cost (credit)	$2,528	$19	$(2,449)

Termination of LCH’s Post-Retirement Medical Plan—In April 2004, LCH announced a plan to terminate its Post-Retirement Medical Plan. As a result of such action, benefits available to eligible active employees and retirees will cease on February 28, 2007. In accordance with SFAS No. 106, “Employers’ Accounting for Post-Retirement Benefits Other Than Pensions,” the Company is recognizing the effect of such termination as a reduction of employee compensation and benefits expense over the period ending February 2007. For the three month periods ended March 31, 2006 and 2005, compensation and benefits expense was reduced by $2,134 and $2,302, respectively, related to the effect of such termination.

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Amendments to LCH Pension Plans—Effective March 31, 2006, the LCH pension plans were amended to cease future accruals. As a result of such amendment, future service and compensation increases will not count for purposes of future benefit accruals under the plans. Vested benefits for active participants as of March 31, 2006 will be retained.

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

The Company will make further payments amounting to 16.4 million British pounds on June 1, 2006, 8.2 million British pounds on June 1, 2007 and 8.2 million British pounds on June 1, 2008. Relating to the June 1, 2006 payment, Lazard Group recorded a receivable of approximately $26,800 from LFCM Holdings relating to the 15.0 million British pounds which is the remaining amount that LFCM Holdings is obligated to reimburse the Company (see Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements).

11.	INCOME TAXES

Prior to May 10, 2005, the Company was not subject to U.S. federal income taxes. However, the Company was subject to UBT attributable to its operations apportioned in New York City. In addition, certain non-U.S. subsidiaries of the Company were subject to income taxes in their local jurisdictions. Commencing May 10, 2005, a portion of the Company’s income is also subject to U.S. federal income tax and the Company’s provision for income taxes is accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes.”

Deferred income taxes reflect the net tax effects of temporary differences between the book and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Such temporary differences are reflected in deferred tax assets and liabilities and are included in “other assets” and “other liabilities,” respectively, on the unaudited condensed consolidated statements of financial condition.

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

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The Company’s provision for income taxes for the three month periods ended March 31, 2006 and 2005 was $15,940 and $7,803, respectively, representing effective tax rates on operating income from continuing operations of 20.4% and 7.9%, respectively.

For the three month period ended March 31, 2006, the effective tax rate of 20.4% is a rate comprised of a blend of (i) an estimated 28% effective rate applicable to Lazard Ltd’s ownership interest in Lazard Group’s operating income from continuing operations (less its applicable share of LAM general partnership related revenues) and (ii) Lazard Group’s estimated effective tax rate of 17.0% applicable to the remaining ownership interest in Lazard Group.

During the three month period ended March 31, 2006, the difference between the U.S. federal statutory tax rate of 35% and the 28% estimated effective tax rate applicable to Lazard Ltd’s ownership interest in Lazard Group principally relates to foreign source income not subject to U.S. income taxes and the amortization associated with the tax basis step-up resulting from the separation and recapitalization, partially offset by U.S. state and local taxes, including UBT, which are incremental to the U.S. federal statutory tax rate.

The difference between the U.S. federal statutory tax rate of 35% and Lazard Group’s estimated effective tax rates of 17.0% and 7.9% for the three month periods ended March 31, 2006 and 2005, respectively, with respect to the ownership interests not held by Lazard Ltd, is principally due to Lazard Group’s U.S. limited liability company status, which is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income is not subject to U.S. federal income taxes because taxes related to its income represent obligations of the individual partners. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes. Additionally, Lazard Group is subject to UBT attributable to Lazard Group’s operations apportioned to New York City.

Tax Receivable Agreement

The redemption of historical partner interests in connection with the separation and recapitalization has resulted, and the exchanges of LAZ-MD Holdings exchangeable interests for shares of Class A common stock may result, in increases in the tax basis of the tangible and/or intangible assets of Lazard Group. The tax receivable agreement, dated as of May 10, 2005, with LFCM Holdings requires the Company to pay LFCM Holdings 85% of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of the above-mentioned increases in tax basis. During the year ended December 31, 2005, the Company recorded a provision of $2,685 pursuant to the tax receivable agreement, with the liability related thereto included within payable to related parties as of March 31, 2006 and December 31, 2005 on the unaudited condensed consolidated statements of financial position. The Company calculates this provision annually once the results of operations for the full year are known. As a result, there is no provision for such payments in the three month period ended March 31, 2006.

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

12.	RELATED PARTIES

Amounts receivable from and payable to related parties as of March 31, 2006 and December 31, 2005 are set forth below:

	March 31, 2006	December 31, 2005
Receivables
LFCM Holdings	$51,791	$53,787
LAZ-MD Holdings	17	145

Total	$51,808	$53,932

Payables
LFCM Holdings	$3,786	$3,919

LFCM Holdings

LFCM Holdings owns and operates the separated businesses and is owned by the working members, including Lazard’s managing directors who are also members of LAZ-MD Holdings. In addition to the master separation agreement which effected the separation and recapitalization as discussed in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, LFCM Holdings entered into an insurance matters agreement and a license agreement that addressed various business matters associated with the separation, as well as several other agreements discussed below.

Under the employee benefits agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings, LFCM Holdings generally assumed, as of the completion of the separation and recapitalization transactions, all outstanding and future liabilities in respect of the current and former employees of the separated businesses. The Company retained all accrued liabilities under, and assets of, the pension plans in the U.S. and the U.K. as well as the 401(k) Plan accounts of the inactive employees of LFCM Holdings and its subsidiaries. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding employer contributions and indemnities from LFCM Holdings.

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

For the three month period ended March 31, 2006, amounts recorded by Lazard Group relating to administrative and support services and referral fees for underwriting transactions amounted to approximately $1,015 and $551, respectively.

Receivables from LFCM Holdings and its subsidiaries as of March 31, 2006 and December 31, 2005 include $17,275 and $17,031, respectively, outstanding related to the lease indemnity agreement and $26,800 as of March 31, 2006 and December 31, 2005 related to the U.K. pension indemnity. The remaining receivables of $7,716 and $9,956 at March 31, 2006 and December 31, 2005, respectively, relate primarily to administrative and support services and reimbursement of expenses paid on behalf of LFCM Holdings ($4,300 and $2,600 as of March 31, 2006 and December 31, 2005, respectively) and referral fees for underwriting transactions ($2,900 and $6,300 as of March 31, 2006 and December 31, 2005, respectively). Payables to LFCM Holdings and its subsidiaries at March 31, 2006 and December 31, 2005 include $2,685 pursuant to the tax receivable agreement described in Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements.

LAZ-MD Holdings

As of March 31, 2006, LAZ-MD Holdings holds an approximate 62.4% common membership interest in Lazard Group and Lazard Ltd holds the remaining 37.6% common membership interest. Additionally, LAZ-MD Holdings is the sole owner of the one issued and outstanding share of Class B common stock (the “Class B common stock”) of Lazard Ltd. As of March 31, 2006, the Class B common stock provides LAZ-MD Holdings with approximately 62.4% of the voting power but no economic rights in Lazard Ltd. Subject to certain limitations, LAZ-MD Holdings exchangeable interests are exchangeable for Class A common stock. However, the Class B common stock will represent no less than 50.1% of the voting power until December 31, 2007.

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the three month period ended March 31, 2006 such charges amounted to $50.

13.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

indebtedness recorded on LFNY’s statement of financial condition, or $5, whichever is greater. At March 31, 2006, LFNY’s regulatory net capital was $35,133, which exceeded the minimum requirement by $30,465.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Services Authority (the “FSA”). The Company presently estimates that at March 31, 2006, the aggregate regulatory net capital of the U.K. Subsidiaries was $169,676, which exceeded the minimum requirement by $101,219.

The Financial Advisory activities of Lazard Frères SAS (“LF”) and its wholly-owned subsidiaries, including LFB, are authorized by the Comité des Etablissements de Crédit et des Entreprises d’Investissement and are regulated by the Comité de la Réglementation Bancaire et Financière. Supervision is exercised by the Commission Bancaire, which is responsible, in liaison with the Banque de France, for ensuring compliance with the regulations. In this context LF has the status of a bank holding company (“Compagnie Financière”) and LFB is a registered bank (“Etablissement de Crédit”). In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries, primarily LFG (asset management) and Fonds Partenaires Gestion (private equity, merchant banking), are subject to regulation and supervision by the Autorité des Marchés Financiers. At March 31, 2006, the consolidated regulatory net capital of LF was $153,770, which exceeded the minimum requirement set for regulatory capital levels by $65,198.

Certain other U.S. and non-U.S. subsidiaries are subject to various other capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At March 31, 2006, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $38,549, which exceeded the minimum required capital by $26,824.

During the three month period ended March 31, 2006, each of these subsidiaries individually were in compliance with its regulatory capital requirements.

14.	SEGMENT OPERATING RESULTS

The Company’s reportable segments offer different products and services and are managed separately as different levels and types of expertise are required to effectively manage the segments’ transactions. Each segment is reviewed to determine the allocation of resources and to assess its performance. Prior to May 10, 2005, the Company’s business results were categorized into the following three segments: Financial Advisory, Asset Management and Capital Markets and Other. On May 10, 2005 the Capital Markets and Other segment was disposed of in connection with the separation as discussed in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements. Consequently, subsequent to May 10, 2005, the Company has two segments: Financial Advisory which includes providing advice on mergers, acquisitions, restructurings and other financial matters; and Asset Management which includes the management of equity and fixed income securities and merchant banking funds. Capital Markets and Other consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services, merchant banking fund management activities outside of France and specified non-operating assets and liabilities. In addition, the Company records selected other activities in Corporate, including cash and marketable investments, certain long-term investments, and the commercial banking activities of LFB. The Company also allocates outstanding indebtedness to Corporate.

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

The Company’s segment information for the three month periods ended March 31, 2006 and 2005 is prepared using the following methodology:

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

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income and believes that the following information provides a reasonable representation of each segment’s contribution to continuing operations with respect to net revenue, operating income and total assets:

		For the Three Months Ended March 31,
		2006	2005
Financial Advisory	Net Revenue	$222,131	$157,259
	Operating Expenses	164,270	97,418

	Operating Income	$57,861	$59,841

Asset Management	Net Revenue	$124,402	$106,863
	Operating Expenses	92,430	69,982

	Operating Income	$31,972	$36,881

Corporate	Net Revenue	$(10,275)	$(4,023)
	Operating Expenses	1,442	(5,570)

	Operating Income (Loss)	$(11,717)	$1,547

Total	Net Revenue	$336,258	$260,099
	Operating Expenses	258,142	161,830

	Operating Income	$78,116	$98,269

	As of
	March 31, 2006	December 31, 2005
Total Assets:
Financial Advisory	$333,166	$336,576
Asset Management	294,859	308,054
Corporate	1,150,019	1,266,267

Total	$1,778,044	$1,910,897

15.     DISCONTINUED OPERATIONS

Loss from discontinued operations for the three month period ended March 31, 2005 was comprised of the following:

Three Months Ended March 31, 2005

Net revenue	$37,879

Pre-tax loss	$(6,597)
Provision for income taxes	253

Loss from discontinued operations (net of tax)(*)	$(6,850)

(*)	Borne by the members of Lazard Group as such losses were incurred prior to May 10, 2005, the date of the Company’s equity public offering and the separation and recapitalization transactions.

Item 1A.   Pro Forma Financial Information (Unaudited)

Page
Unaudited Pro Forma Condensed Consolidated Statement of Income For The Three Month Period Ended March 31, 2005	36

As described below and elsewhere in this quarterly report on Form 10-Q, the historical results of operations for periods prior to May 10, 2005, the date of our equity public offering, are not comparable to results of operations for subsequent periods. Accordingly, for periods prior to May 10, 2005, Lazard believes that pro forma results provide the most meaningful basis for comparison of historical periods.

The following unaudited pro forma condensed consolidated statement of income for the three month period ended March 31, 2005 presents the consolidated results of operations of Lazard Group and Lazard Ltd assuming that the separation and recapitalization transactions, including the equity public offering and the financing transactions, had been completed as of January 1, 2005. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the separation and recapitalization transactions, including the equity public offering and the financing transactions, on the historical financial information of Lazard. The adjustments are described in the notes to the unaudited pro forma condensed consolidated statement of income and principally include the matters set forth below.

•	The separation, which is described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

•	Payment for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, prior to May 10, 2005 has been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense and distributions to profit participation members. As a result, Lazard Group’s operating income prior to May 10, 2005 included within the accompanying unaudited condensed consolidated financial statements did not reflect payments for services rendered by its managing directors. For periods subsequent to the consummation of the equity public offering, as described in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements, Lazard now includes all payments for services rendered by its managing directors and distributions to profit participation members in compensation and benefits expense.

•	U.S. corporate federal income taxes, since Lazard Group has operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income had not been subject to U.S. federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Outside the U.S., Lazard Group historically has operated principally through subsidiary corporations and has been subject to local income taxes. Prior to May 10, 2005, income taxes reflected within Lazard Group’s results of operations included within the accompanying unaudited condensed consolidated financial statements are attributable to taxes incurred in non-U.S. entities and to UBT attributable to Lazard Group’s operations apportioned to New York City. For periods subsequent to the equity public offering, the consolidated financial statements of Lazard Ltd include U.S. corporate federal income taxes on its allocable share of Lazard Group’s results of operations, giving effect to the post equity public offering structure.

•	Minority interest in net income reflecting ownership by LAZ-MD Holdings of Lazard Group common membership interests outstanding immediately after the equity public offering and the separation and recapitalization transactions on May 10, 2005. Prior to that date, Lazard Ltd had no ownership interest in Lazard Group and all net income was allocable to the then members of Lazard Group. LAZ-MD Holdings is a holding company that is owned by current and former managing directors of Lazard Group.

•	The use of proceeds from the financing transactions.

•	The net incremental expense related to the financing transactions.

The unaudited pro forma financial information of the Company should be read together with the accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Lazard’s historical unaudited condensed consolidated financial statements and the related notes included elsewhere herein.

The unaudited pro forma condensed consolidated financial information is included for informational purposes only and does not purport to reflect the results of operations of Lazard Group or Lazard Ltd that would have occurred had they operated as separate, independent companies during the period presented. Actual results might have differed from pro forma results if Lazard Group or Lazard Ltd had operated independently. The unaudited pro forma condensed consolidated financial information should not be relied upon as being indicative of Lazard Group or Lazard Ltd’s results of operations had the transactions described in connection with the separation and recapitalization transactions, including the equity public offering and the financing transactions, been completed on January 1, 2005. The unaudited pro forma condensed consolidated financial information also does not project the results of operations for any future period or date.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Month Period Ended March 31, 2005
	Historical		Pro Forma Adjustments		Total		Pro Forma Adjustments For The Other Financing Transactions		Lazard Group Pro Forma, as Adjusted	Pro Forma Adjustments For The Equity Public Offering		Lazard Ltd Pro Forma, as Adjusted
	($ in thousands, except per share data)
Total revenue	$270,007				$270,007				$270,007			$270,007
Interest expense	(9,908	)(a)			(9,908)		$(13,943	)(d)	(23,851)			(23,851)

Net revenue	260,099				260,099		(13,943)		246,156			246,156

Operating Expenses:
Compensation and benefits	105,881		$46,798	(b)	152,679				152,679			152,679
Premises and occupancy costs	16,383				16,383				16,383			16,383
Professional fees	8,858				8,858				8,858			8,858
Travel and entertainment	8,975				8,975				8,975			8,975
Other	21,733				21,733				21,733			21,733

Operating expenses	161,830		46,798		208,628				208,628			208,628

Operating income from continuing operations	98,269		(46,798)		51,471		(13,943)		37,528			37,528
Provision (benefit) for income taxes	7,803		(11	)(c)	7,792		(2,163	)(e)	5,629	$1,829	(f)	7,458

Income allocable to members before minority interest in net income	90,466		(46,787)		43,679		(11,780)		31,899	(1,829)		30,070
Minority interest in net income	10,260		(14,534	)(b)	(4,274)				(4,274)	22,609	(g)	18,335

Income from continuing operations	$80,206		($32,253)		$47,953		($11,780)		$36,173	($24,438)		$11,735

Weighted average shares outstanding:
Basic					100,000,000	(h)						37,500,000	(j)
Diluted					100,000,000	(h)						100,000,000	(j)

Income from continuing operations per share:
Basic					$0.48	(i)						$0.31	(k)
Diluted					$0.48	(i)						$0.31	(k)

See Notes to Unaudited Pro Forma Condensed Consolidated Statements of Income

Notes to Unaudited Pro Forma Condensed Consolidated Statement of Income ($ in thousands):

(a)	Interest expense includes accrued dividends relating to Lazard Group’s mandatorily redeemable preferred stock issued in March 2001, which amounted to $2,000 for the three month period ended March 31, 2005.

(b)	Prior to the equity public offering, payments for services rendered by the Company’s managing directors were accounted for as distributions from members’ capital, or as minority interest in net income in the case of payments to LAM managing directors and certain key LAM employee members through May 9, 2005, rather than as compensation and benefits expense. As a result, the Company’s compensation and benefits expense and income from continuing operations did not reflect most payments for services rendered by Lazard Group’s managing directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Measures and Indicators—Net Income (Net Income Allocable to Members of Lazard Prior to May 10, 2005).”

The adjustment reflects the classification of those payments for services rendered prior to May 10, 2005 as compensation and benefits expense and has been determined as if the new compensation policy described below had been in place prior to May 10, 2005. Accordingly, the unaudited pro forma condensed consolidated statement of income data reflects compensation and benefits expense based on new retention agreements that are in effect.

Following the completion of the equity public offering, the Company’s policy is that its compensation and benefits expense, including that payable to its managing directors, will not exceed 57.5% of operating revenue each year (although the Company retains the ability to change this policy in the future). The Company’s managing directors have been informed of this new policy. The new retention agreements with its managing directors generally provide for a fixed salary and discretionary bonus, which may include an equity-based compensation component. Lazard defines “operating revenue” for these purposes as consolidated total gross revenue less (i) revenue related to the consolidation of LAM general partnerships and (ii) interest expense related to LFB, our Paris-based banking affiliate, with such operating revenue being $265,529 for the three month period ended March 31, 2005.

The overall net adjustment to increase historical compensation and benefits expense is $46,798 for the three month period ended March 31, 2005. The net adjustments are the result of aggregating the distributions representing payments for services rendered by managing directors and employee members of LAM prior to May 10, 2005.

(c)	Reflects a net tax benefit adjustment for a reclassification from LAM minority interest.

(d)	Reflects net incremental interest expense related to the separation and recapitalization transactions, including the financing transactions and the amortization of capitalized costs associated with the financing transactions, estimated to be $13,943 for the three month period ended March 31, 2005.

(e)	Reflects the net income tax impact associated with the separation and recapitalization transactions.

(f)	Represents an adjustment for Lazard Ltd entity-level taxes of $1,829 for the three month period ended March 31, 2005.

The difference between the U.S. federal statutory tax rate of 35% and Lazard Ltd’s estimated effective tax rate of 28% is primarily due to the earnings attributable to Lazard Ltd’s non-U.S. subsidiaries being taxable at rates lower than the U.S. federal statutory tax rate, partially offset by U.S. state and local taxes which are incremental to the U.S. federal statutory tax rate.

(g)	Minority interest in net income includes an adjustment for LAZ-MD Holdings’ ownership of Lazard Group common membership interests with such minority interest being the result of multiplying LAZ-MD Holdings’ ownership interests in Lazard Group, which for pro forma purposes, was assumed to be 62.5% for the period January 1, 2005 to March 31, 2005. LAZ-MD Holdings’ ownership interests in Lazard Group are exchangeable, on a one-for-one basis, into shares of Class A common stock, and, on a fully exchanged basis, would amount to 62,500,000 shares of Class A common stock, or 62.5% of Lazard Ltd’s shares outstanding.

(h)	For purposes of presentation of basic and diluted net income per share of Class A common stock, it was assumed that all Lazard Group common membership interests were exchanged into 100,000,000 shares of Class A common stock for the three month period ended March 31, 2005.

(i)	Calculated based on the weighted average basic and diluted shares outstanding, as applicable, as described in note (h) above. Net income per share of Class A common stock is not comparable to Lazard Ltd pro forma as adjusted net income per share of Class A common stock due to the effect of the recapitalization, including the equity public offering and the financing transactions, and because income from continuing operations does not reflect U.S. corporate federal income taxes since Lazard Group has operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal tax purposes, whereas Lazard Ltd income from continuing operations includes a provision in respect of such taxes.

(j)	For basic net income per share of Class A common stock, the weighted average shares outstanding reflects the 37,500,000 shares of Class A common stock outstanding immediately following the equity public offering and the IXIS private placement and recapitalization. For diluted net income per share of Class A common stock, LAZ-MD Holdings exchangeable interests are included on an as-if-exchanged basis. Shares issuable with respect to the exercise of the purchase contracts associated with the equity security units offered in the ESU offering and the IXIS ESU placement are not included because, under the treasury stock method of accounting, such securities were not dilutive.

(k)	Calculated after considering the impact of all the pro forma adjustments described above and based on the weighted average basic and diluted shares outstanding, as applicable, as described in note (j) above. See the table below for a detained reconciliation of pro forma basic to pro forma diluted net income per share of Class A common stock.

	Three Months Ended March 31, 2005
	Weighted Average Shares Outstanding	Income from Continuing Operations		Pro Forma Income from Continuing Operations per share of Class A Common Stock
	($ in thousands, except per share data)
Amounts as reported for Basic net income per share of Class A common stock	37,500,000	$11,735		$0.31

Amounts applicable to LAZ-MD exchangeable interests:
Share of Lazard Group net income		22,609	(*)
Additional Corporate tax		(3,050	)(**)
Shares issuable	62,500,000

Amounts as reported for Diluted net income per share of Class A common stock	100,000,000	$31,294		$0.31

*	62.5% of pro forma Lazard Group income from continuing operations of $36,173 for the three month period ended March 31, 2005.
**	Based on pro forma Lazard Group operating income of $37,528 for the three month period ended March 31, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Ltd’s unaudited condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.

Forward-Looking Statements and Certain Factors that May Affect Our Business

Management has included in Parts I and II of this Quarterly Report on Form 10-Q, including in its Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), statements that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”) under the caption “Risk Factors,” including the following:

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

Lazard Ltd is committed to providing timely and accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, Lazard and its operating companies use their websites to convey information about their businesses, including the anticipated release of quarterly financial results and the posting of updates of assets under management (“AUM”) in various hedge funds and mutual funds and other investment products managed by Lazard Asset Management LLC and its subsidiaries. Monthly updates of these funds will be posted to the Lazard Asset Management website (www.lazardnet.com) by the 5th business day following the end of each month. Investors can link to Lazard and its operating company websites through www.lazard.com. Our websites and the information contained therein or connected thereto shall not be deemed to be incorporated into this quarterly report.

Completion of Separation and Recapitalization Transactions

The separation and recapitalization transactions were completed as of May 10, 2005, at which time the separated business became part of LFCM Holdings. Except as otherwise expressly noted, this quarterly report, including this MD&A and the historical consolidated financial data of Lazard Group and Lazard Ltd, reflect the historical results of operations and financial position of Lazard Group and Lazard Ltd, and includes the separated businesses in discontinued operations. In addition to other adjustments, the pro forma financial data included in this Form 10-Q reflect financial data of Lazard Group and Lazard Ltd giving effect to the separation, as well as other adjustments made as a result of the equity public offering, the financing transactions and the recapitalization.

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

Prior to May 10, 2005, the Company also had a business segment called Capital Markets and Other, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services and merchant banking fund management activities outside of France as well as other specified non-operating assets and liabilities. The Company transferred its Capital Markets and Other segment to LFCM Holdings on May 10, 2005 and it is no longer a segment of the Company. The operating results of the former segment are reflected as discontinued operations.

For the three month period ended March 31, 2006, Financial Advisory, Asset Management and Corporate contributed approximately 66%, 37% and (3)% of consolidated net revenue, respectively.

Business Environment

Economic and market conditions, particularly global M&A activity, can significantly affect our financial performance. Lazard operates in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for Lazard’s management to predict all risks and uncertainties, nor can Lazard assess the impact of all factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. See the section entitled “Risk Factors” in the Form 10-K. Net income and revenue in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

The respective source for the data contained herein relating to (i) the volume of global and trans-Atlantic completed and announced merger and acquisition transactions is Thompson Financial as of April 21, 2006, and (ii) the amount of corporate debt defaults is Moody’s Investors Service, Inc., all rights reserved.

Financial Advisory

For the three month period ended March 31, 2006, the volume of global completed M&A transactions increased 55% versus the corresponding period ended March 31, 2005, increasing to $639 billion from $411 billion, respectively, with the volume of trans-Atlantic completed M&A transactions experiencing a 61% increase, to $61 billion from $38 billion. Over the same period, the volume of global announced M&A transactions increased by 46%, to $889 billion, from $607 billion, and the volume of trans-Atlantic announced M&A transactions increased by 331% to $69 billion from $16 billion reflecting growing industry-wide activity. Over the same time frame, financial restructuring activity remained flat, with the amount of corporate debt defaults at $2 billion in both periods. Lazard believes that its Financial Advisory business would continue to benefit from any sustained increase in M&A volume. While the rate of global corporate debt defaults are near all time low levels, we believe our financial restructuring business would benefit from any future increase in global restructuring activity.

Asset Management

During the three month period ended March 31, 2006, global stock markets increased as evidenced by the MSCI World Index increasing by 6%. European markets were strong, with the DAX, CAC 40 and FTSE 100 gaining 10%, 11% and 6%, respectively. In the U.S., gains were more modest, with the Dow Jones Industrial Average and the S&P 500 indices each increasing by 4%, while the NASDAQ increased 6%.

For the twelve month period from April 1, 2005 until March 31, 2006, the MSCI World Index rose by 16%. European markets experienced gains of 37%, 28% and 22%, respectively, for the DAX, CAC 40 and FTSE 100 indices. In the U.S, gains of 17%, 10% and 6%, respectively, were experienced in the NASDAQ, S&P 500 and the Dow Jones Industrial Average indices.

The changes in global market indices generally correspond to Lazard’s market-related changes in its AUM.

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

Lazard’s Asset Management segment includes LAM, LFG and merchant banking operations. Asset Management net revenue is derived from fees for investment management and advisory services provided to institutional and private clients. The main driver of Asset Management net revenue is the level of AUM, which is influenced in large part by Lazard’s investment performance and by Lazard’s ability to successfully attract and retain assets, as well as the broader performance of the global equity markets and, to a lesser extent, fixed income markets. As a result, fluctuations in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. In addition, as Lazard’s AUM include significant assets that are denominated in currencies other than U.S. dollars, changes in the value of the U.S. dollar relative to non-U.S. currencies will impact the value of Lazard’s AUM. Fees vary with the type of assets managed, with higher fees earned on actively managed equity assets, alternative investments (such as hedge funds) and merchant banking products, and lower fees earned on fixed income and cash management products. Lazard also earns performance-based incentive fees on some investment products, such as hedge funds, merchant banking funds and other investment products. Incentive fees on hedge funds are typically calculated based on a specified percentage of a fund’s net appreciation during a fiscal period and can be subject to loss carry-forward provisions in which losses incurred in the current period are applied against future period net appreciation. Incentive fees on merchant banking funds also may be earned in the form of a carried interest when profits from merchant banking investments exceed a specified threshold. Incentive fees earned for the years ended December 31, 2005, 2004, and 2003 of $45 million, $27 million and $38 million, respectively, demonstrate the volatility incentive fees may have on total net revenue.

Corporate net revenue consists primarily of investment income generated from long-term investments, including principal investments that Lazard has made in merchant banking and alternative investment funds managed by the Asset Management segment, net interest income generated by LFB, interest income related to cash and marketable investments and interest expense related to outstanding borrowings. As a result of the consummation of the equity public offering, interest expense related to the financing transactions is now included in Corporate net revenue. Corporate net revenue can fluctuate due to mark-to-market adjustments on long-term and marketable investments, changes in interest rates and in interest rate spreads earned by LFB and changes in the levels of Lazard’s cash, marketable investments, long-term investments and indebtedness. Although Corporate net revenue during the three month period ended March 31, 2006 represented (3)% of Lazard’s net revenue, total assets in this segment represented 65% of Lazard’s consolidated total assets as of March 31, 2006, principally attributable to the relatively significant amounts of assets associated with LFB, and, to a lesser extent, cash, marketable investments and long-term investment balances.

Lazard expects to experience significant fluctuations in net revenue and operating income during the course of any given year. These fluctuations arise because a significant portion of Financial Advisory net revenue is earned upon the successful completion of a transaction or financial restructuring, the timing of which is uncertain and is not subject to Lazard’s control. Asset Management net revenue is also subject to periodic fluctuations. Asset Management fees are generally based on AUM measured as of the end of a quarter or month, and an increase or reduction in AUM at such dates, due to market price fluctuations, currency fluctuations, net client asset flows or otherwise, will result in a corresponding increase or decrease in management fees. In addition, incentive fees earned on AUM are generally not recorded until potential uncertainties regarding the ultimate realizable amounts have been determined. For most of our funds such date is year-end, and therefore such incentive fees are recorded in the fourth quarter of Lazard’s fiscal year.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits. As a limited liability company, prior to the consummation of the equity public offering on May 10, 2005 payments for services rendered by the majority of Lazard’s managing directors were accounted for as distributions of members’ capital. In addition, subsequent to January 1, 2003, payments for services rendered by managing directors of LAM (and employee members of LAM) were accounted for as minority interest in net income. See “—Minority Interest.” Subsequent to the consummation of the equity public offering, Lazard now includes all payments for services rendered by its managing directors, including the managing directors of LAM and distributions to profit participation members, in compensation and benefits expense. As a result, while Lazard’s compensation and benefits expense and operating income for the three month period ended March 31, 2006 includes all such payments, compensation and benefits expense and operating income for the three month period ended March 31, 2005 does not include those payments for services rendered by Lazard’s managing directors.

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

Provision for Income Taxes

Lazard has historically operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. As a result, Lazard has not been subject to U.S. federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Outside the U.S., Lazard historically has operated principally through corporations and has been subject to local income taxes. Income taxes shown on Lazard’s consolidated statement of income for the three month period ended March 31, 2005 are attributable to taxes incurred in non-U.S. entities and to UBT attributable to Lazard’s operations apportioned to New York City.

Following the equity public offering, Lazard Group is continuing to operate in the U.S. as a limited liability company treated as a partnership for U.S. federal income tax purposes and remains subject to local income taxes outside the U.S. and to UBT. In addition, Lazard Ltd’s corporate subsidiaries are subject to additional income taxes, which taxes are reflected in its consolidated statement of income for the three month period ended March 31, 2006.

Minority Interest

Minority interest consists of a number of components. As described below, amounts recorded as minority interest for the three month period ended March 31, 2006 are not comparable to amounts recorded as minority interest for the three month period ended March 31, 2005.

The Company consolidates various LAM related general partnership interests that it controls but does not wholly own, and its business in Italy which, through the Strategic Alliance, was 40% owned by Banca Intesa S.p.A (“Intesa”).

As described in Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements, on March 31, 2006 Lazard Group, Lazard & Co. S.r.l. (“Lazard Italy”), an indirect subsidiary of Lazard Group, and Intesa reached an agreement regarding their future business relationship in Italy and entered into a Termination Agreement (the “Termination Agreement”), which provides for the termination of the joint venture relationship at the closing of the transactions contemplated by the Termination Agreement and mutual release arrangements with respect to matters concerning the joint venture relationship. At this termination closing, which is expected to occur promptly after receipt of required regulatory approvals and satisfaction or waiver of other customary closing conditions, Lazard Group will repurchase Intesa’ s investment Lazard Italy and make certain other adjustments to the terms of Intesa’s investment in Lazard Group and its affiliates.

As described in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, commencing May 10, 2005, the Company no longer recognizes payments for services rendered by the managing directors of LAM (and employee members of LAM) as charges to minority interest. Effective May 10, 2005, those charges are now included in compensation and benefits expense and distributions to profit participation members. In addition, commencing May 10, 2005, the Company records a charge to minority interest in net income relating to LAZ-MD Holdings’ ownership interest in Lazard Group (which approximated 62.4% at March 31, 2006), with such expense amounting to $37.2 million for the three month period ended March 31, 2006, with no comparable amount recorded for the three month period ended March 31, 2005.

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

The consolidated results of operations for the three month periods ended March 31, 2006 and 2005, are set forth below:

	Three Months Ended March 31,
	2006	2005
	($ in thousands)
Net Revenue:
Financial Advisory	$222,131	$157,259
Asset Management	124,402	106,863
Corporate	(10,275)	(4,023)

Net revenue	336,258	260,099

Operating Expenses:
Compensation and benefits (and, commencing May 10, 2005, distributions to profit participation members)(*)	200,139	105,881
Non-compensation expense	58,003	55,949

Total operating expenses	258,142	161,830

Operating Income from Continuing Operations(*)	78,116	98,269
Provision for income taxes(*)	15,940	7,803

Income from Continuing Operations Before Minority Interest in Net Income(*)	62,176	90,466
Minority interest in net income	42,490	10,260

Income from Continuing Operations(*)	19,686	80,206
Loss from Discontinued Operations (net of income tax provision of $253)(*)		(6,850)

Net Income (Net Income Allocable to Members of Lazard Group Prior to May 10, 2005)(*)	$19,686	$73,356

(*)	Excludes, as applicable, with respect to the three month period ended March 31, 2005 (a) payments for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense, and (b) U.S. corporate federal income taxes, since Lazard Group has operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes.

The Company calculates operating revenue as follows:

	Three Months Ended March 31,
	2006	2005
	($ in thousands)
Operating revenue
Historical total revenue	$360,257	$270,007
Add (deduct):
LFB Interest expense	(3,875)	(4,478)
Revenue related to consolidation of LAM general partnerships	(5,259)

Operating revenue	$351,123	$265,529

Certain key ratios, statistics and headcount information for the three month periods ended March 31, 2006 and 2005 are set forth below:

	Three Months Ended March 31,
	2006	2005
As a % of Net Revenue:
Financial Advisory	66%	60%
Asset Management	37	41
Corporate	(3)	(1)

Net Revenue	100%	100%

As a % of Net Revenue:
Operating Income	23%	38%

	As of March 31,
	2006	2005*

Headcount:
Managing Directors:
Financial Advisory	128	131
Asset Management	43	39
Corporate	8	6
Limited Managing Directors	5	19
Other Employees:
Business segment professionals	753	754
All other professionals and support staff	1,228	1,281

Total	2,165	2,230

*	After giving effect to the separation

Three Months Ended March 31, 2006 versus March 31, 2005

Net revenue was $336 million for the three month period ended March 31, 2006, up $76 million, or 29%, versus net revenue of $260 million in the corresponding period in 2005. During the 2006 period, Financial Advisory net revenue was $222 million, an increase of $65 million or 41% versus net revenue of $157 million in the corresponding period in 2005, with M&A net revenue having increased by $72 million or 59% and Financial Restructuring net revenue having decreased by $11 million or 44%. Asset Management net revenue was

$124 million, an increase of $18 million or 16%, versus net revenue of approximately $107 million in the corresponding period in 2005, with management fees having increased by $8 million or 8%, and incentive fees having increased by approximately $1 million or 35% and other revenue having increased by $8 million. Corporate net revenue decreased by $6 million.

The increase in M&A net revenue is a result of both strong M&A performance, consistent with increased industry-wide completed mergers and acquisitions activity and our increased productivity. Lazard’s M&A Group advised on a number of the first quarter of 2006’s major completed transactions, including MCI in its $8.8 billion merger with Verizon Communications, ITV in its £5.4 billion defense against the approach by a private equity consortium, Prentiss Properties in its $3.3 billion sale to Brandywine Realty Trust and Maytag in its $2.7 billion sale to Whirlpool. Financial Restructuring net revenue decreased as compared to the period ended March 31, 2005, due in part to the low level of debt defaults experienced in the last twelve months. In addition, the timing of restructuring closings also impacts net revenue. We continue to be involved in a number of restructuring assignments, including those involving Calpine’s Unsecured Creditors Committee, Northwest Airlines Creditors Committee, and the UAW.

The increase in Asset Management net revenue is principally attributed to a $5.3 billion, or 6%, increase in average AUM for the three month period ended March 31, 2006 as compared to the three month period ended March 31, 2005. AUM as of March 31, 2006 was $95.1 billion, an increase of $6.9 billion since December 31, 2005. The growth in the three month period was largely due to market appreciation of $5.8 billion, net inflows of $0.9 billion and the remainder attributable to the positive impact of foreign currency adjustments. Net inflows in AUM during the three month period ended March 31, 2006 were experienced particularly in Emerging Markets, Global Thematic Equity, U.K. and European Equity products.

In addition to increases in management and incentive fees as described above, other asset management revenue increased by $8 million, which includes $5 million relating to interests in LAM general partnership held directly by certain of our LAM managing directors which is also deducted as minority interest expense in net income.

The decrease in Corporate net revenue is principally due to interest expense on financings associated with the issuance of debt and equity security units that occurred on May 10, 2005 in connection with the equity public offering and recapitalization, with such incremental interest expense related thereto for the three month period ended March 31, 2006 approximating $15 million, partially offset by a positive net change in investment gains and losses in the 2006 period versus 2005.

Compensation and benefits expense was $200 million for the three month period ended March 31, 2006, an increase of $94 million, or 89%, versus expense of $106 million in the corresponding period in 2005. The expense increase was primarily due to the Company’s inclusion, for the period subsequent to the consummation of the equity public offering, of all payments for services rendered by our managing directors in compensation and benefits expense, including distributions to profit participation members and payments for services rendered by managing directors of LAM (and employee members of LAM), the latter of which previously had been accounted for as minority interest in net income. In addition, performance-based bonus awards increased as a result of the increase in net revenue. Headcount (including managing directors and all other employees) as of March 31, 2006 was 2,165 down 65 versus headcount as of March 31, 2005, representing reductions principally in support personnel and, to a lesser extent, Financial Advisory. Asset Management headcount increased as a result of hirings in selected growth areas.

Non-compensation expense was $58 million or 16.5% of operating revenue of $351 million in the three month period ended March 31, 2006, compared with $56 million or 21% of operating revenue of $266 million for the corresponding period in 2005. The decrease in the year-to-date ratio is due to the operating leverage from higher operating revenues. The increase in non-compensation expense for the period ended March 31, 2006 as compared to the period ended March 31, 2005 is principally the result of increased costs for outsourcing and costs associated with being a public company. Premises and occupancy expenses in the 2006 period were $17 million, essentially flat versus the 2005 period. Professional fees in the 2006 period were $15 million, up approximately $6 million, or 68%, versus the 2005 period. Travel and entertainment expenses for the 2006 period were $9 million, flat versus the 2005 period. Communication and information services and equipment costs for the 2006 period, in the aggregate, were $13 million, also flat versus the 2005 period. Other expenses were $5 million, a decrease of approximately $4 million, or 43%, versus the 2005 period.

Professional fees increased principally due to the recording of a commitment to a former managing director, as well as from increased outsourcing fees, consulting fees relating to work regarding the Sarbanes-Oxley Act of 2002, and various legal fees. Other expenses decreased principally due to a recovery of VAT costs expensed in prior years.

Operating income was $78 million for the three month period ended March 31, 2006, a decrease of $20 million, or 21% lower than operating income of $98 million for the corresponding period in 2005. Operating income as a percentage of net revenue was 23% for the first quarter of 2006 versus 38% for the corresponding period in 2005, with the decrease in operating income and the relative margin primarily resulting from the increase in compensation and benefits expense described above partially offset by the increase in revenues. As stated above, historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Provision for income taxes was $16 million for the three month period ended March 31, 2006, an increase of $8 million versus $8 million for the corresponding period in 2005, due to an increased tax provision recorded in the 2006 period for locations that are subject to corporate income taxes, as well as additional entity level income taxes incurred in Lazard Ltd.

Minority interest in net income was $42 million for the three month period ended March 31, 2006, an increase of $32 million versus $10 million for the 2005 period, principally due to the minority interest in net income related to LAZ-MD Holdings’ ownership interest (62.4% as of March 31, 2006) of Lazard Group, commencing May 10, 2005. This increase was partially offset by the compensation for LAM members now being recorded in compensation and benefits expense commencing with the consummation of the equity public offering on May 10, 2005, while, prior thereto, such amounts were recorded in minority interest in net income. In addition, the three month period ended March 31, 2006 also includes approximately $5 million relating to interests in LAM general partnerships held directly by certain of our LAM managing directors. See “—Minority Interest.” As described above, amounts recorded as minority interest in net income for periods prior to May 10, 2005 are not comparable to amounts recorded as minority interest in net income for periods commencing May 10, 2005.

The Company had no income from discontinued operations during the three month period ended March 31, 2006, versus a loss from discontinued operations of $7 million for the corresponding period in 2005.

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

Financial Advisory

The following table summarizes the operating results of the Financial Advisory segment.

	Three Months Ended March 31,
	2006	2005
	($ in thousands)
M&A	$193,983	$122,311
Financial Restructuring	13,593	24,148
Corporate Finance and Other	14,555	10,800

Net Revenue	222,131	157,259

Direct Compensation and Benefits and, commencing May 10, 2005, distributions to profit participation members	119,165	49,885
Other Operating Expenses(a)	45,105	47,533

Total Operating Expenses	164,270	97,418

Operating Income	$57,861	$59,841

Operating Income as a Percentage of Net Revenue	26%	38%

	As of March 31,
	2006	2005
Headcount (b):
Managing Directors	128	131
Limited Managing Directors	2	5
Other Employees:
Business segment professionals	464	482
All other professionals and support staff	294	309

Total	888	927

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(b)	Excludes headcount related to indirect support functions. Such headcount is included in the Corporate headcount.

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

	Three Months Ended March 31,
	2006	2005
Lazard Statistics:
Number of Clients:
Total	171	159
With Fees Greater than $1 million	51	37
Percentage of Total Fees from Top 10 Clients	42%	48%
Number of M&A Transactions Completed Greater than $1 billion	14	5

Industry Statistics ($ in billions):
Volume of Completed M&A Transactions:
Global	$639	$411
Trans-Atlantic	61	38
Global Corporate Debt Defaults	2	2

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms. The offices that generate Financial Advisory net revenue are located in North America, Europe (principally in the U.K., France, Italy and Germany) and the rest of the world (principally in Asia).

	Three Months Ended March 31,
	2006	2005
North America	59%	44%
Europe	40	52
Rest of World	1	4

Total	100%	100%

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

Financial Advisory Results of Operations

Three Months Ended March 31, 2006 versus March 31, 2005

In the 2006 period, Financial Advisory net revenue was $222 million, an increase of $65 million or 41% versus net revenue of $157 million in the corresponding period in 2005. M&A net revenue of $194 million increased $72 million, or 59% versus the corresponding period in 2005, driven by the improved productivity of our managing directors and the continued improved environment for mergers and acquisitions activity. The increase in M&A net revenue was offset by an approximate $11 million, or 44%, decrease in Financial Restructuring net revenue versus the corresponding period in 2005. Corporate Finance and Other net revenue increased by $4 million or 35% principally as a result of a higher level of private equity fund raising.

Lazard’s M&A Group advised on a number of major completed transactions in the first quarter of 2006, including, among others, MCI in its $8.8 billion merger with Verizon Communications, ITV in its £5.4 billion defense against the approach by a private equity consortium, Prentiss Properties in its $3.3 billion sale to Brandywine Realty Trust and Maytag in its $2.7 billion sale to Whirlpool. Other clients with whom Lazard Group transacted significant business during the first quarter of 2006 included Bon-Ton Stores, Eiffage S.A., Electra Partners, KeySpan, Pfizer, and The Town & Country Trust. The decrease in Financial Restructuring net revenue, as compared to the period ended March 31, 2005, is due in part to the near all time low level of corporate debt defaults experienced in the last twelve months as well as the timing of restructuring closings. We continue to be involved in a number of restructuring assignments, including those involving Calpine’s Unsecured Creditors Committee, Collins & Aikman, Eurotunnel, Meridian Automotive, Northwest Airlines Creditors Committee, Olympic Airlines, SunCom Wireless, Tower Automotive and the UAW with regard to alternatives for restructuring Ford Motor Company’s post-retirement healthcare obligations to UAW members.

Operating expenses were $164 million in 2006 period, an increase of $67 million, or 69%, versus operating expenses of $97 million in the corresponding period in 2005. Compensation and benefits expense increased by $69 million or 139% as compared to the corresponding period in 2005. The increase was principally due to the inclusion, for the period subsequent to the consummation of the equity public offering, of all payments for services rendered by our managing directors, including distributions to profit participation members, in compensation and benefits expense. In addition, bonuses to employees increased in the first quarter of 2006. Other operating expenses decreased by $2 million or 5% due to lower premises and occupancy expense of $1 million, and all other cost categories of $1 million.

Financial Advisory operating income was $58 million for the 2006 period, slightly below the corresponding period in 2005. Operating income as a percentage of segment net revenue was 26% for 2005 versus 38% in the corresponding period in 2005, with the increase in recorded compensation expense in the 2006 period being partially offset by the leverage resulting from higher revenues. As stated above, historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	March 31, 2006	December 31, 2005
	($ in millions)
AUM:
International Equities	$45,891	$42,104
Global Equities	18,600	15,872
U.S. Equities	13,506	12,920

Total Equities	77,997	70,896

International Fixed Income	6,777	6,604
Global Fixed Income	1,722	2,135
U.S. Fixed Income	2,385	2,374

Total Fixed Income	10,884	11,113

Alternative Investments	3,515	3,394
Merchant Banking	796	826
Cash Management	1,941	2,005

Total AUM	$95,133	$88,234

Average AUM for the three month periods ended March 31, 2006 and 2005, is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Three Months Ended March 31,
	2006	2005
	($ in millions)
Average AUM	$91,684	$86,346

The following is a summary of changes in AUM for the three month periods ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
	($ in millions)
AUM—Beginning of Period	$88,234	$86,435
Net Flows	863	346
Market Appreciation	5,757	(43)
Foreign Currency Adjustments	279	(481)

AUM—End of Period	$95,133	$86,257

AUM as of March 31, 2006 was $95.1 billion, up $6.9 billion from AUM of $88.2 billion as of December 31, 2005. Merchant banking AUM as of March 31, 2006 and December 31, 2005 includes approximately $0.4 billion of assets held by an investment company for which Lazard may earn carried interests. During the three months ended March 31, 2006, market appreciation of $5.8 billion was accompanied by net inflows of $0.9 billion and the positive impact of changes in foreign currency exchange rates of approximately $0.3 billion. Net inflows were experienced primarily in Emerging Markets, Global Thematic Equity, U.K. and European Equity products.

For the three month period ended March 31, 2006, average AUM was $91.7 billion, an increase of approximately $5.3 billion, or 6%, versus $86.3 billion in the corresponding period in 2005.

The following table summarizes the operating results of the Asset Management segment.

	Three Months Ended March 31,
	2006	2005
	($ in thousands)
Management Fees	$103,805	$95,746
Incentive Fees	6,483	4,820
Other	14,114	6,297

Net Revenue	124,402	106,863

Direct Compensation and Benefits, and, commencing May 10, 2005, distributions to profit participant members	53,810	33,740
Other Operating Expenses(a)	38,620	36,242

Total Operating Expenses	92,430	69,982

Operating Income	$31,972	$36,881

Operating Income as a Percentage of Net Revenue	26%	35%

	As of March 31,
	2006	2005
Headcount(b):
Managing Directors	43	39
Limited Managing Directors	2	2
Other Employees:
Business segment professionals	278	260
All other professionals and support staff functions	323	321

Total	646	622

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(b)	Excludes headcount related to indirect support functions. Such headcount is included in the Corporate headcount.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms:

	Three Months Ended March 31,
	2006	2005
North America	60%	60%
Europe	34	32
Rest of World	6	8

Total	100%	100%

Asset Management Results of Operations

Three Months Ended March 31, 2006 versus March 31, 2005

Asset Management net revenue was $124 million for the 2006 period, an increase of $18 million, or 16%, versus net revenue of approximately $107 million for the corresponding period in 2005. Management fees for the 2006 period were $104 million, up $8 million, or 8%, generally consistent with the increase in average AUM for the corresponding period in 2005. Incentive fees earned for the 2006 period were $6 million, an increase of $1 million versus approximately $5 million recorded for the corresponding period in 2005 due to better performance in certain funds that provide for such incentive fees. Other income was $14 million, an increase of $8 million principally due to increased revenue from LAM general partnerships held directly by certain of our LAM managing directors which is also deducted as minority interest expense in net income.

Operating expenses were $92 million for the 2006 period, an increase of $22 million, or 32%, versus operating expenses of $70 million for the corresponding period in 2005. Compensation and benefits expense increased by $20 million or 59% as compared to the corresponding period in 2005. The increase was principally due to the inclusion, for periods subsequent to the consummation of the equity public offering, of all payments for services rendered by managing directors of LAM (and employee members of LAM) including distributions to profit participation members, in compensation and benefits expense which had previously been accounted for as minority interest in net income. Other operating expenses increased by $2 million or 7% versus the corresponding period in 2005 due to higher professional fees of $1 million, higher other expenses of $2 million, offset by lower premises and occupancy costs of $1 million.

Asset Management operating income was $32 million for 2006 period, a decrease of $5 million, or 13%, versus operating income of $37 million for the corresponding period in 2005. Operating income as a percentage of segment net revenue was 26% for the 2006 period versus 35% for the corresponding period in 2005, with the decline in the 2006 period attributable to the increase in recorded compensation expense in the 2006 period as described above, partially offset by higher revenues for the corresponding period in 2005. As stated above, historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

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

Cash and cash equivalents were $404 million at March 31, 2006, a decrease of $88 million versus cash and cash equivalents of $492 million at December 31, 2005. During the three month period ended March 31, 2006, cash of $51 million was used by operating activities, comprised of (i) $20 million provided from net income, (ii) approximately $50 million provided by noncash charges, principally consisting of depreciation and amortization of $3 million relating to property, $5 million relating to the amortization of deferred expenses and restricted stock units, minority interest in net income of approximately $42 million, and (iii) offset by $121 million being used by net changes in other operating assets and operating liabilities. Cash of $1 million was used for investing activities, principally from net acquisitions of property. Financing activities during the period used cash of $38 million, primarily for distributions to members and minority interest holders, as well as repayments of senior borrowings and common stock dividends. Exchange rate changes provided cash of $2 million. The Company traditionally makes payments for employee bonuses and distributions to members and minority interest holders primarily in the first four months of the year with respect to the prior year’s results.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. We maintain lines of credit in excess of anticipated liquidity requirements. As of March 31, 2006, Lazard had $181 million in unused lines of credit available to it, including $50 million of unused lines of credit available to LFB.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, including use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months and beyond. As noted above, we intend to maintain lines of credit that can be utilized should the need arise. Concurrently with the equity public offering, Lazard Group entered into a five year, $125 million senior revolving credit facility with a group of lenders. As of March 31, 2006, $25 million was outstanding under this credit facility. The senior revolving credit facility contains customary affirmative and negative covenants and events of default for facilities of this type. In addition, the senior revolving credit facility, among other things, limits the ability of the borrower to incur debt, grant liens, pay dividends, enter into mergers or to sell all or substantially all of its assets and contains financial covenants that must be maintained. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources in addition to any new credit facilities.

Pursuant to the existing strategic alliance in effect since January 2003, Lazard Group and Intesa have conducted selected Italian investment banking business solely through Lazard Italy. As part of the strategic alliance, Intesa made the following investments:

•	the purchase in March 2003 from Lazard Funding Limited LLC (“Lazard Funding”), a wholly owned subsidiary of Lazard Group, of a $150 million subordinated convertible promissory note (the “$150 million Subordinated Convertible Note”) issued by Lazard Funding, which is currently convertible into a contractual right that entitles the holder to receive payments that would be equivalent to the distributions that a holder of a three percent equity goodwill interest in Lazard Group would have been entitled to receive (i.e., distributions of the net proceeds of selected fundamental corporate events affecting Lazard Group, such as a sale of all or substantially all of the assets of Lazard Group or a disposition of a line of business);

•	the investment in June 2003 in Lazard Italy of an amount of Euros then equal to $100 million in exchange for 40% of the capital stock in Lazard Italy (the “Intesa JV Interest”); and

•	the purchase in June 2003 of a $50 million subordinated promissory note issued by Lazard Italy (the “$50 million Subordinated Promissory Note”).

The $150 million Subordinated Convertible Note, which is guaranteed by Lazard Group (the “Guarantee”), currently has a scheduled maturity date in March 2018 and has interest payable annually at a variable interest rate of not less than 3%, and not more than 3.25%, per annum. The $50 million Subordinated Promissory Note currently has a scheduled maturity date in the year 2078 (subject to extension), with interest payable annually at the rate of 3.0% per annum. The strategic alliance was governed by a Master Transaction and Relationship Agreement dated as of March 26, 2003 (the “Master Agreement”) among Lazard Group, Intesa and Lazard Italy.

As previously disclosed, in connection with the transactions in connection with the equity public offering of Lazard Ltd, Lazard Group and Intesa held various discussions concerning the joint venture relationship and the impact of the equity public offering. In the course of such discussions, Intesa notified Lazard Group of its intention not to extend the term of the joint venture relationship beyond its initial expiration date of December 31, 2007. The strategic alliance accordingly is due to expire on December 31, 2007, as a result of which Lazard Group would be obligated to acquire the Intesa JV Interest and the $50 million Subordinated Promissory Note on or about February 4, 2008 for an aggregate amount in cash not to exceed $150 million.

On March 31, 2006, Lazard Group, Lazard Italy and Intesa reached an agreement regarding their future business relationship in Italy and entered into a Termination Agreement (the “Termination Agreement”), which provides for the termination of the joint venture relationship and the Master Agreement at the closing of the transactions contemplated by the Termination Agreement and mutual release arrangements with respect to matters concerning the joint venture relationship. At this termination closing, which is expected to occur promptly after receipt of required regulatory approvals and satisfaction or waiver of other customary closing conditions, the following adjustments will be made to the terms of Intesa’s investment in Lazard Group and its affiliates:

•	The $150 million Subordinated Convertible Note will be amended and restated, among other things, to provide for its convertibility into shares of Lazard Ltd Class A common stock at an effective conversion price of $57 per share, resulting in an aggregate of approximately 2,632,000 shares of Lazard Ltd Class A common stock being issuable to Intesa if it elects to fully convert the amended $150 million Subordinated Convertible Note. The amended $150 million Subordinated Convertible Note will mature in September 2016 and have a fixed annual interest rate of 3.25%. One-third of the principal amount of the amended $150 million Subordinated Convertible Note will generally be convertible after July 1 in each of 2008, 2009 and 2010, and this note will no longer be convertible after June 30, 2011. Lazard Ltd will enter into a Registration Rights Agreement with Intesa providing for certain customary registration rights with respect to the shares of Lazard Ltd Class A common stock it receives upon conversion of the amended $150 million Subordinated Convertible Note. The Guarantee will also be amended to reflect the terms of the amended $150 million Subordinated Convertible Note.

•	The Intesa JV Interest and the $50 million Subordinated Promissory Note will be acquired by Lazard Group in exchange for the issuance to Intesa of a $96 million senior promissory note of Lazard Group due February 28, 2008 and a $50 million subordinated promissory note of Lazard Group due February 28, 2008, respectively. The $96 million senior promissory note will have a fixed annual interest rate of 4.25% and the $50 million senior promissory note will have a fixed annual interest rate of 4.6%.

•	Lazard Group will pay to Intesa an amount equal to a 3% annualized return on the Intesa JV Interest from April 1, 2006 through the termination closing and the accrued and unpaid interest on the $50 million Subordinated Promissory Note as of the termination closing. Intesa will pay to Lazard any dividends it receives in respect of the Intesa JV Interest in respect of fiscal year 2005 of Lazard Italy.

As of March 31, 2006, Lazard was in compliance with all of its obligations under its various borrowing arrangements.

On February 7, 2006, the Board of Directors of Lazard Ltd authorized the repurchase of up to $100 million in aggregate cost of the Lazard Ltd’s Class A common stock. The share repurchase program will be used primarily to offset shares to be issued under Lazard Ltd’s 2005 Equity Incentive Plan. Purchases may be made in the open market or through privately negotiated transactions in 2006 and 2007. There were no share repurchases during the three month period ended March 31, 2006.

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to affiliates. Regulatory approval is generally required for paying dividends in excess of certain established levels. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France, and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see “Item 1-Business—Regulation” included in the Form 10-K.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of December 31, 2005:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years		3-5 Years	More than 5 Years
	($ in thousands)
Operating Leases (exclusive of $70,546 of sublease income)	$491,977	$57,815	$107,637		$84,334	$242,191
Capital Leases (including interest)	34,584	2,491	4,982		4,982	22,129
Senior Debt (including interest)	1,458,307	72,754	555,730	(a)	108,376	721,447
Subordinated Loans (including interest)	258,192	6,000	60,644	(b)	9,000	182,548	(b)
Repurchase of Equity Interest in Lazard Italy	100,000		100,000	(b)
Merchant Banking Commitments—LAI managed funds (c)	126,289	44,118	82,171
Merchant Banking Commitments—company sponsored funds	4,622	3,873			716	33
Contractual Commitments to Managing Directors, Senior Advisors, Employees and Other (d)	83,395	50,939	29,995		1,016	1,445

Total (e)	$2,557,366	$237,990	$941,159		$208,424	$1,169,793

(a)	Includes $437.5 million relating to Lazard Group Notes issued in connection with the issuance of the ESUs, for which the maturity date of the debt component can vary based on a remarketing of the Lazard Group Notes, and will mature (1) in the event of a successful remarketing, on any date no earlier than May 15, 2010 and no later than May 15, 2035, as we may elect, (2) in the event of a failed remarketing, on May 15, 2008 and (3) otherwise on May 15, 2035. While the Company currently expects a successful remarketing of the Lazard Group Notes, for purposes of the table above, a maturity in 2008, the earliest possible date, was assumed to be the maturity date of the Lazard Group Notes.
(b)	The contractual obligation table above is based on amounts outstanding as of December 31, 2005, including the then estimated amount required to repurchase the equity interest in Lazard Italy. Accordingly, the table does not include developments subsequent to December 31, 2005 relating to the Termination Agreement entered into with Intesa on March 31, 2006. See “—Liquidity and Capital Resources” and Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements. The table includes interest expense based on the terms in effect as of December 31, 2005, which provided for interest on the $50 million subordinated promissory note at its fixed rate of interest of 3.0% per annum through February 4, 2008. In addition, the table includes interest relating to the $150 million subordinated convertible note through its scheduled maturity date of March 26, 2018, at its minimum annual interest rate of 3% per annum. The $150 million subordinated convertible note has a maximum annual interest rate of 3.25%.
(c)

Pursuant to the business alliance agreement, Lazard Group has commitments to fund certain investment funds managed by Lazard Alternative Investments Holdings LLC (“LAI”). Amounts in the table above relate to (1) obligations related to Corporate Partners II Limited, a private equity fund formed on February 25, 2005, with $1 billion of institutional capital commitments and a $100 million capital commitment from us, the principal portion of which may require funding at any time through 2010 (as of December 31, 2005, Lazard Group contributed $89 thousand of its capital commitment). For purposes of the table above, Lazard’s remaining commitment of approximately $99.9 million as of December 31, 2005 is estimated to be funded in the amounts of $37.5 million, $37.5 million, and $24.9 million in the years ending December 31, 2006, 2007 and 2008, respectively; (2) obligations related to the first closing of a private equity fund formed in July 2005, with the ability to raise up to a maximum of $550 million of capital commitments, including a minimum and maximum capital commitment from us of $10 million and $27 million, respectively, the principal portion of which will require funding at any time through 2008 (as of December 31, 2005, Lazard Group contributed its initial capital commitment which amounted to $622 thousand and, in addition, pursuant to a January 2006 capital call, the Company funded an additional $1.6 million in the three month period ended March 31, 2006). For purposes of this table, included is the maximum remaining commitment of $27 million and Lazard’s remaining maximum commitment of approximately $26.4 million as of December 31, 2005 is estimated to be funded in the amounts of $6.6 million, $18.7 million, and $1.1 million in the years ending December 31, 2006, 2007 and 2008, respectively.

(d)	The Company has agreements relating to future minimum distributions to certain managing directors and compensation to certain employees incurred for the purpose of recruiting and retaining these senior professionals. Also included are guaranteed compensation arrangements with advisors and a commitment to a former managing director.
(e)	The table above does not include (1) any contingent obligations relating to the LAM equity rights; (2) any potential payment related to the IXIS cooperation arrangement (the level of this contingent payment to IXIS would depend, among other things, on the level of revenue generated by the cooperation activities, and the potential payment is limited, as of December 31, 2005, to a maximum of approximately €14 million (subject to further reduction in certain circumstances) which would only occur if the cooperation activities generate no revenue over the course of the remaining initial period of such activities, the cooperation agreement is not renewed and Lazard Ltd’s stock price fails to sustain certain price levels); (3) any contingent limited partner capital commitments as described in Note 7 of Notes to Consolidated Financial Statements included in the Form 10-K; (4) interest relating to Lazard Group’s revolving credit agreement, which is a variable rate obligation; (5) the lending commitments and indemnifications provided by LFB to third parties as described in Note 12 of Notes to Consolidated Financial Statements included in the Form 10-K; and (6) reduction of the Company’s maximum commitment related to the private equity fund described in note (c)(2) above, from $27 million to $10 million, with such latter amount now estimated to be funded during the years ending December 31, 2006, 2007 and 2008 in the amounts of $6 million, $3 million and $1 million, respectively. In addition the table above does not include any recognition of the May, 2008 settlement of the purchase contracts component of the ESUs which require the holders to purchase an aggregate of $437.5 million of the Company’s Class A common stock for cash or exchange of outstanding debt, depending on the success of the remarketing of such debt—see (a) above. This obligation is collateralized by the entire $437.5 million principal amount of Lazard Group Notes outstanding.

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

Valuation of Investments

“Long-term investments” consist principally of investments in merchant banking and alternative investment funds, and other privately managed investments. These investments are carried at fair value on the consolidated statements of financial condition, with unrealized gains and losses reflected net on the consolidated statements of income. Gains and losses on long-term investments, which arise from changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income (net income allocable to members of Lazard Group prior to May 10, 2005).

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

Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, Lazard makes estimates and assumptions in order to determine the fair value of its assets and liabilities and to project future earnings using valuation techniques, including a discounted cash flow model. Lazard uses its best judgment and information available to it at the time to perform this review. Because Lazard’s assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ.

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

At March 31, 2006, substantially all of the $349 million of securities owned, at fair value, were fixed-income securities within LFB’s portfolio, 95% of which were rated investment grade credit quality. At December 31, 2005, substantially all of the $272 million of securities owned, at fair value, were fixed-income securities within the LFB portfolio, 92% of which were rated investment grade credit quality.

At March 31, 2006 and December 31, 2005, derivative contracts, all of which related to LFB’s operations and which are recorded at fair value, were as follows:

	March 31, 2006	December 31, 2005

	($ in thousands)
Assets:
Interest rate swap contracts	$166	$186

Liabilities:
Interest rate swap contracts	$744	$3,028

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

•	The Company’s annual interest rate risk as measured by a 1% +/– change in interest rates totaled approximately $100 thousand as of March 31, 2006 and was approximately $93 thousand as of December 31, 2005.

•	Foreign currency risk associated with our open positions, in aggregate, as measured by a 2% +/- change against the U.S. dollar, totaled $2 thousand both as of March 31, 2006 and December 31, 2005.

LFB fully collateralizes its repurchase transactions with fixed income securities.

Risks Related to Receivables

We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables, including our lending portfolio in LFB. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where, in our judgment, the receivables are impaired. At March 31, 2006 total receivables amounted to $639 million, net of an allowance for bad debts of $14 million. As of that date, inter-bank lending, financial advisory and asset management fee, customer receivables and related party receivables comprised 32%, 44%, 16% and 8% of total receivables, respectively. At December 31, 2005 total receivables amounted to $748 million, net of allowance for bad debts of $13 million. As of that date, inter-bank lending, financial advisory and asset management fee, and customer receivables and related party receivables comprised 46%, 38%, 9% and 7% of total receivables, respectively. Historically, the vast majority of financial advisory and asset management fee receivables are collected with 60 days of invoice.

Credit Concentration

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At March 31, 2006 the Company had no exposure to an individual counterparty that exceeded $38 million, in the aggregate, excluding inter-bank counterparties.

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

Recently Issued Accounting Standards

Share-Based Payments—In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related guidance. SFAS 123R is effective for the Company’s fiscal year beginning January 1, 2006. Prior to May 10, 2005, the date of the equity public offering, Lazard operated as a series of related partnerships under the control of the partners and Lazard did not have a capital structure that permitted share based compensation. In connection with equity awards granted pursuant to the Company’s 2005 Equity Incentive Plan (described in more detail in Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements), the Company adopted the fair value recognition provisions under SFAS 123. Accordingly, subsequent to the dates of grant during 2005, Lazard recognized in compensation expense the amortized portion of the fair value of the equity awards, net of an estimated forfeiture rate, over the service period specified in the award.

Effective for the first quarter of 2006, Lazard adopted SFAS 123R. Under SFAS 123R, share-based awards that do not require future service are expensed immediately. Share-based employee awards that require future service are amortized over the requisite service period. Lazard adopted SFAS 123R under the modified prospective method. Under that method, the provisions of SFAS 123R are generally applied only to share-based awards granted subsequent to adoption. Share-based awards granted to employees prior to the adoption of SFAS 123R must continue to be amortized over the stated service periods of the awards, however, should the awards vest upon retirement, any unamortized cost would be recognized when the employee retires.

Additionally, SFAS 123R changed SFAS 123 by eliminating alternative methods for recognition of the costs of equity awards and recognition of award forfeitures. First, SFAS 123R changed SFAS 123 by precluding the use of the intrinsic method as provided for under APB 25 and requiring fair value recognition. Second, SFAS

123R differed from SFAS 123 by precluding the recognition of forfeitures on an actual basis by requiring the application of an estimated forfeiture rate to the amortizable cost of the award for all unvested awards. The Company adopted both the fair value recognition and the estimated forfeiture rate methods required under SFAS 123R in 2005 while accounting for equity awards under the provisions of SFAS 123.

SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under prior accounting standards. This requirement reduces net operating cash flows and increases net financing cash flows in periods beginning with and subsequent to adoption of SFAS 123R. Total net cash flow remains unchanged from what would have been reported under prior accounting rules.

As a result of the Company adopting certain provisions consistent with SFAS 123R upon the introduction of its 2005 Equity Incentive Plan while under the provisions of SFAS 123, there is no significant effect resulting from the adoption of the provisions of SFAS 123R which would require restatement of its prior period financial statements.

Investments in Limited Partnerships—On January 1, 2006, the Company adopted, as required, the provisions of Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or, Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). The EITF consensus requires a general partner in a limited partnership to consolidate the limited partnership unless the presumption of control is overcome. The general partner may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without having to show cause; or (b) substantive participating rights in managing the partnership. EITF 04-5 was effective for general partners of all newly-formed limited partnerships and for existing limited partnerships for which the partnership agreements are modified after June 29, 2005, and for general partners in all other limited partnerships, no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of the provisions of EITF 04-5 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements—In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company is currently assessing the impact of adopting SFAS 155, but does not expect the standard to have a material impact on the financial condition, results of operations, or cash flows of the Company.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and for subsequent measurements, permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in fiscal years beginning after September 15, 2006. The Company is currently assessing the impact of adopting SFAS 156, but does not expect the standard to have a material impact on the financial condition, results of operations, or cash flows of the Company.

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

We received a request for information from the NASD as part of what we understand to be an industry investigation relating to gifts and gratuities, which is focused primarily on Lazard’s former Capital Markets business, which business was transferred to LFCM Holdings as a part of the separation. In addition, we received requests for information from the NASD, SEC and the U.S. Attorney’s Office for the District of Massachusetts seeking information concerning gifts and entertainment involving an unaffiliated mutual fund company, which are also focused on that same business. We believe that other broker-dealers also received requests for information. In the course of an internal review of these matters, there were resignations or discipline of certain individuals associated with Lazard’s former Capital Markets business. These investigations are continuing and we cannot predict their potential outcomes, which outcomes, if any, could include the consequences discussed under the caption “Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Lazard Ltd and Goldman Sachs & Co., the lead underwriter of Lazard Ltd’s equity public offering of its common stock, as well as several members of Lazard Ltd’s management and board of directors, have been named as defendants in several putative class action lawsuits and a putative stockholder derivative lawsuit filed in the U.S. District Court for the Southern District of New York, and in a putative class action lawsuit and a putative stockholder derivative lawsuit filed in the Supreme Court of the State of New York. The defendants removed the putative class action lawsuit filed in the Supreme Court of the State of New York to the U.S. District Court for the Eastern District of New York, and the plaintiffs moved for remand. The motion for remand was referred to a Magistrate Judge, who has issued a Report and Recommendation recommending that the plaintiffs’ motion be granted. The defendants removed the putative derivative lawsuit filed in the Supreme Court of the State of New York to the U.S. District Court for the Southern District of New York, and the plaintiff moved for remand. By Decision and Order dated February 17, 2006, the U.S. District Court for the Southern District of New York granted the plaintiff’s motion for remand. The defendants have filed a Notice of Appeal. The plaintiffs in the putative class action lawsuits filed in the U.S. District Court for the Southern District of New York have filed a consolidated amended complaint, and the defendants have filed a motion to dismiss that complaint. The putative class action lawsuits purport to have been filed on behalf of persons who purchased securities of Lazard Ltd in connection with the equity public offering or in the open market. The putative class actions allege various violations of the federal securities laws and seek, inter alia, compensatory damages, rescission or rescissory damages and other unspecified equitable, injunctive or other relief. The putative derivative actions purport to be brought on behalf of Lazard Ltd against its directors and Goldman Sachs & Co. and allege, among other things, that the directors breached their fiduciary duties to Lazard Ltd in connection with matters related to the equity public offering and seek compensatory damages, punitive damages and other unspecified equitable or other relief. We believe that the suits are without merit and intend to defend them vigorously.

For a description of recent developments involving Lazard Group’s relationship with Intesa see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 9, 2006, Lazard Ltd held its Annual General Meeting of Shareholders at which the shareholders voted upon (i) the re-election of Steven J. Heyer, Sylvia Jay, and Vernon E. Jordan, Jr., to the Board of Directors as Class III directors, each for a three-year term, and (ii) the ratification of the appointment of Deloitte & Touche LLP as Lazard’s independent registered public accounting firm for 2006 and authorization of Lazard’s Board of Directors, acting by its Audit Committee, to set their remuneration.

The shareholders re-elected all three directors and approved the ratification of the appointment of Deloitte & Touche LLP as Lazard’s independent registered public accounting firm for 2006. On each matter voted upon, the Class A common stock and Class B common stock voted together as a single class. The number of votes cast for, against or withheld and the number of abstentions with respect to each matter voted upon, as applicable, is set forth below.

		For	Against/ Withheld	Abstain	Broker Non-Votes
1.	Election of Directors:
	Steven J. Heyer	70,568,626	76,436	*	*
	Sylvia Jay, CBE	70,606,522	38,540	*	*
	Vernon E. Jordan, Jr.	70,172,978	472,084	*	*

2.	Ratification of the appointment of Deloitte & Touche LLP as Lazard’s independent registered public accounting firm for 2006 and authorization of Lazard’s Board of Directors, acting by its Audit Committee, to set their remuneration.	70,391,611	252,472	979	*

*	Not applicable

Item 5.	Other Information

On March 30, 2006, Dr. John K. Shank, a director and member of the Audit Committee of Lazard Ltd’s Board of Directors, passed away. As a result, we notified the New York Stock Exchange (“NYSE”) that our Audit Committee membership went from three independent directors down to two. Lazard informed the NYSE that it is working diligently to recruit another independent director for the Audit Committee and anticipates that this will take place prior to, or during, the third quarter of 2006.

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows our Non-Executive Directors to elect to receive additional deferred stock units (“DSUs”) pursuant to the 2005 Equity Incentive Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election shall equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Lazard Ltd Class A common stock on the date on which the foregone cash fees would otherwise have been paid. This description of the Directors’ Fee Deferral Unit Plan is qualified in its entirety by reference to the full text of the plan which has been filed as an exhibit to this Quarterly Report on Form 10-Q.

In May 2006, in light of our recent financial performance and the correspondingly enhanced cash position at LAZ-MD Holdings, LAZ-MD Holdings modified the terms of its operating agreement regarding the distribution of the LAZ-MD Holdings redeemable capital, in order to accelerate the fourth and final redemption payment to the time of the first redemption payment. Accordingly, on May 10, 2006, LAZ-MD Holdings paid to the holders of LAZ-MD Holdings redeemable capital an aggregate of approximately $50 million in satisfaction of the first and fourth redemption payments relating to LAZ-MD Holdings redeemable capital.

Item 6.	Exhibits

2.1	Master Separation Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

2.2	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

3.1	Certificate of Incorporation and Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.2	Certificate of Incorporation in Change of Name of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.3	Amended and Restated Bye-laws of Lazard Ltd (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.1	Form of Specimen Certificate for Class A common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

4.2	Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.3	Third Supplemental Indenture, dated as of December 19, 2005, by and among Lazard Group LLC, The Bank of New York, as trustee, and for purposes of consent, Lazard Group Finance LLC (incorporated by reference to Exhibit 4.02 to the Lazard Group LLC’s Current Report on Form 8-K (Commission File No. 333-126751) filed on December 19, 2005).

4.4	Purchase Contract Agreement, dated as of May 10, 2005, by and between the Registrant and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.5	Pledge Agreement, dated as of May 10, 2005, by and among the Registrant, The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.6	Pledge Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.7	Form of Normal Equity Security Units Certificate (included in Exhibit 4.4).

4.8	Form of Stripped Equity Security Units Certificate (included in Exhibit 4.4).

4.9	Form of Senior Note (included in Exhibit 4.3).

10.1	Stockholders’ Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, the Registrant and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.2	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.3	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to the Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

10.4	Tax Receivable Agreement, dated as of May 10, 2005, by and among Ltd Sub A, Ltd Sub B and LFCM Holdings LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.5	Employee Benefits Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.6	Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.7	License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company, LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co. Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8	Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9	Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.22	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.23	2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.24	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, by and among Lazard Ltd, Lazard Group LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.25	Agreement Relating to Reorganization of Lazard, dated as of May 10, 2005, by and among Lazard LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.26	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, by and among the Registrant, Lazard Group LLC and Steven J. Golub (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.27	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for, each of Michael J. Castellano, Scott D. Hoffman and Charles G. Ward III (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.28	Agreements Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.29	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.30	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.31	Registration Rights Agreement, dated as of May 10, 2005 by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.32	Letter Agreement, dated as of May 10, 2005, with Bruce Wasserstein family trusts (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.33	Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.34	First Amendment, dated as of March 28, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent.

10.35	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.36	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.37	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.38	Termination Agreement dated as of March 31, 2006, by and among Banca Intesa S.p.A., Lazard Group LLC, and Lazard & Co. S.r.l. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on April 4, 2006).

10.39	Directors’ Fee Deferral Unit Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Bruce Wasserstein.

31.2	Rule 13a-14(a) Certification of Michael J. Castellano.

32.1	Section 1350 Certification for Bruce Wasserstein.

32.2	Section 1350 Certification for Michael J. Castellano.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2006

LAZARD LTD

By:	/s/ Bruce Wasserstein
Name: Bruce Wasserstein Title: Chairman and Chief Executive Officer

By:	/s/ Michael J. Castellano
Name: Michael J. Castellano Title: Chief Financial Officer