Form 10-Q
period 2006-06-30
Lazard Ltd
filed 2006-08-08
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 31, 2006, there were 37,503,059 shares of the registrant’s Class A common stock and one share of the registrant’s Class B common stock outstanding.

When we use the terms “Lazard”, “we”, “us”, “our”, and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd has no material assets other than indirect ownership as of June 30, 2006 of approximately 37.7% of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Financial Statements (Unaudited)*

*	These unaudited condensed consolidated financial statements reflect the historical results of operations and financial position of Lazard Ltd, including consolidation of its investment in Lazard Group LLC, formerly known as Lazard LLC and referred to herein as “Lazard Group,” for all periods presented. Prior to May 10, 2005, the date of Lazard Ltd’s equity public offering (as described in Note 1 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements), the unaudited condensed consolidated financial statements included herein represent the financial statements of Lazard Group. The results of operations and financial condition for certain businesses that Lazard Group no longer owns are reported as discontinued operations. The historical unaudited condensed consolidated financial statements for the three month and six month periods ended June 30, 2005 do not reflect what the results of operations of Lazard Ltd or Lazard Group would have been had these companies been stand-alone, public companies for such periods. In addition, the results of operations for periods prior to May 10, 2005 are not comparable to results of operations for subsequent periods. Specifically, prior to May 10, 2005, the historical results of operations of Lazard Group do not give effect to the following matters:

•	Payment for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically has been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense. As a result, prior to May 10, 2005, Lazard Group’s operating income included within the accompanying unaudited condensed consolidated financial statements did not reflect payments for services rendered by its managing directors. For periods subsequent to the consummation of the equity public offering and financing transactions, the Company now includes all payments for services rendered by its managing directors and distributions to holders of profit participation interests in Lazard Group (“profit participation members”) in compensation and benefits expense.

•	U.S. corporate federal income taxes, since Lazard Group has operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income had not been subject to U.S. federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Outside the U.S., Lazard Group historically had operated principally through subsidiary corporations and had been subject to local income taxes. Prior to May 10, 2005, income taxes reflected within Lazard Group’s results of operations included within the accompanying unaudited condensed consolidated financial statements are attributable to taxes incurred in non-U.S. entities and to New York City Unincorporated Business Tax (“UBT”) attributable to Lazard Group’s operations apportioned to New York City. Subsequent to the equity public offering, the unaudited condensed consolidated financial statements of Lazard Ltd include U.S. corporate federal income taxes on its allocable share of the results of operations of Lazard Group, giving effect to the post equity public offering structure.

•	Minority interest in net income relating to LAZ-MD Holdings’ ownership interest of Lazard Group’s common membership interests since May 10, 2005. Prior to May 10, 2005, Lazard Ltd had no ownership interest in Lazard Group and all net income was allocable to the then members of Lazard Group. Commencing May 10, 2005, minority interest in net income includes LAZ-MD Holdings’ ownership interest of Lazard Group’s common membership interests.

•	The use of proceeds from the financing transactions.

•	The net incremental interest expense related to the financing transactions.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED)

(dollars in thousands, except for per share data)

	June 30, 2006	December 31, 2005

ASSETS
Cash and cash equivalents	$442,355	$492,309
Cash and securities segregated for regulatory purposes	15,601	20,596
Securities purchased under agreements to resell	6,229	23,358
Securities owned—at fair value:
Bonds—Corporate	383,424	228,927
Non-U.S. Government and agency securities	18,688	40,285
Equities	2,938	2,964

	405,050	272,176
Swaps and other contractual agreements	1,301	186

Receivables—net:
Banks	476,731	347,912
Fees	304,889	280,923
Customers	58,096	65,253
Related parties	19,545	53,932

	859,261	748,020

Long-term investments	81,372	80,843
Other investments	4,743	4,473

Property (net of accumulated amortization and depreciation of $170,366 and $156,935 at June 30, 2006 and December 31, 2005, respectively)	163,095	156,630
Goodwill	16,528	15,996
Other assets	113,983	96,310

Total assets	$2,109,518	$1,910,897

See notes to unaudited condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

JUNE 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED)

(dollars in thousands, except for per share data)

	June 30, 2006	December 31, 2005
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ DEFICIENCY
Liabilities:
Securities sold under agreements to repurchase	$22,121	$31,853
Deposits and other customer payables	812,006	521,433
Related party payables	3,530	3,919
Accrued compensation and benefits	235,417	346,090
Swaps and other contractual agreements	614	3,028
Senior borrowings	1,089,111	1,022,082
Capital lease obligations	25,094	23,844
Other liabilities	424,126	517,590
Subordinated borrowings	200,000	200,000

Total liabilities	2,812,019	2,669,839
Commitments and contingencies
Minority interest	42,584	111,729

STOCKHOLDERS’ DEFICIENCY
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 37,503,059 and 37,500,000 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively)	375	375
Class B, par value $.01 per share (1 share authorized; 1 share issued and outstanding)
Additional paid-in-capital	(818,536)	(885,690)
Accumulated other comprehensive income (loss), net of tax	(7,738)	(34,342)
Retained earnings	84,993	48,986

	(740,906)	(870,671)
Less: Class A common stock held in treasury, at cost (115,000 shares at June 30, 2006)	(4,179)

Total stockholders’ deficiency	(745,085)	(870,671)

Total liabilities, minority interest and stockholders’ deficiency	$2,109,518	$1,910,897

See notes to unaudited condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUE
Investment banking and other advisory fees	$252,803	$208,663	$472,386	$363,698
Money management fees	119,902	100,348	230,471	201,225
Commissions	4,856	3,941	9,279	7,785
Underwriting	8,746	2,775	10,425	5,529
Investment gains and losses—net	(1,223)	5,312	9,225	3,502
Interest income	9,828	7,502	17,838	14,050
Other	18,380	7,857	23,925	10,616

Total revenue	413,292	336,398	773,549	606,405
Interest expense	26,384	19,035	50,383	28,943

Net revenue	386,908	317,363	723,166	577,462

OPERATING EXPENSES
Compensation and benefits (and, commencing May 10, 2005, distributions to profit participation members)(*)	234,148	161,148	434,287	267,029
Premises and occupancy costs	17,545	17,477	34,136	33,860
Professional fees	20,527	14,737	35,404	23,595
Travel and entertainment	11,065	11,130	19,952	20,105
Communications and information services	6,957	6,850	14,429	14,892
Equipment costs	5,111	4,736	10,240	9,568
Other	6,862	11,565	11,909	20,424

Total operating expenses	302,215	227,643	560,357	389,473

OPERATING INCOME FROM CONTINUING OPERATIONS(*)	84,693	89,720	162,809	187,989

Provision for income taxes(*)	18,734	25,463	34,674	33,266

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST IN NET INCOME(*)	65,959	64,257	128,135	154,723
Minority interest in net income	42,414	26,346	84,904	36,606

INCOME FROM CONTINUING OPERATIONS(*)	23,545	37,911	43,231	118,117
LOSS FROM DISCONTINUED OPERATIONS(*) (net of income tax provision of $2,824 and $3,077 for the three month and six month periods ended June 30, 2005, respectively)		(10,318)		(17,168)

NET INCOME (NET INCOME ALLOCABLE TO MEMBERS OF LAZARD GROUP FOR PERIODS PRIOR TO MAY 10, 2005)(*)	$23,545	$27,593	$43,231	$100,949

WEIGHTED AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING(**):
Basic	37,480,751	37,500,000	37,491,820	37,500,000
Diluted	43,980,216	100,000,000	42,511,380	100,000,000

NET INCOME PER SHARE OF CLASS A COMMON STOCK—BASIC:
Income from continuing operations(**)	$0.63	$0.30	$1.15	$0.30

NET INCOME PER SHARE OF CLASS A COMMON STOCK—DILUTED:
Income from continuing operations(**)	$0.59	$0.30	$1.10	$0.30

DIVIDENDS PAID PER SHARE OF CLASS A COMMON STOCK(**)	$0.09	—	$0.18	—

(*)	Excludes, as applicable, with respect to periods ended prior to May 10, 2005 (a) payments for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense, and (b) U.S. corporate federal income taxes, since Lazard Group has operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes.
(**) Applicable	with respect to periods subsequent to May 10, 2005, the date of our equity public offering.

See notes to unaudited condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

(dollars in thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (net income allocable to members of Lazard Group prior to May 10, 2005)	$43,231	$100,949
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash charges included in net income:
Depreciation and amortization of property	6,970	7,895
Amortization of deferred expenses, stock units and interest rate hedge	11,174	347
Gain on termination of strategic alliance in Italy	(13,695)
Minority interest in net income	84,904	36,606
(Increase) decrease in operating assets:
Cash and securities segregated for regulatory purposes	6,359	(13,385)
Securities purchased under agreements to resell	18,306	(14,135)
Securities owned, at fair value and swaps and other contractual agreements	(109,121)	18,111
Receivables	(71,647)	(366,965)
Marketable and long-term investments	3,879	160,039
Other assets	(14,911)	(326)
Assets of discontinued operations		1,485,363
Increase (decrease) in operating liabilities:
Securities sold under agreements to repurchase	(11,795)	(33,062)
Swaps and other contractual agreements	(2,521)	1,525
Deposits and other payables	243,487	525,020
Accrued compensation and other liabilities	(155,468)	17
Liabilities of discontinued operations		(1,223,257)

Net cash provided by operating activities	39,152	684,742

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(3,332)	(1,833)
Disposals and retirements of property	607	829

Net cash used in investing activities	(2,725)	(1,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Class A common stock, net of expenses of $65,844		871,656
Proceeds from issuance of Class B common stock		1
Proceeds from issuance of equity security units, net of expenses of $15,941		421,559
Distribution to members and capital withdrawals		(421,382)
Purchase contracts relating to equity security units		(6,013)
Settlement of interest rate hedge		(11,003)
Redemption of historical partner interests (including mandatorily redeemable preferred stock of $100,000)		(1,617,032)
Distribution of separated business		(248,384)
Distributions to LAZ-MD Holdings and LFCM Holdings		(150,000)
Indemnity from LFCM Holdings relating to U.K. pension		54,203
Proceeds from issuance of Lazard Group senior notes, net of original issue discount and other expenses of $4,010		545,990
Proceeds from other senior borrowings	1,898	14,418
Repayment of senior borrowings, including make-whole payment of $7,650 in 2005	(30,869)	(59,366)
Repayment of capital lease obligations	(581)	(7,668)
Distributions relating to minority interest, including, in 2006, $28,751 to LAZ-MD Holdings	(50,855)	(48,112)
Class A common stock dividends	(6,750)
Additional costs relating to issuance of Class A common stock	(2,677)
Purchase of Class A common stock	(4,179)

Net cash used in financing activities	(94,013)	(661,133)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,632	(7,574)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(49,954)	15,031
CASH AND CASH EQUIVALENTS—January 1	492,309	305,753

CASH AND CASH EQUIVALENTS—June 30	$442,355	$320,784

Supplemental financing non-cash transaction:
Issuance of senior promissory note for the acquisition of equity interest in Lazard Italy	$96,000

See notes to unaudited condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2006

(UNAUDITED)

(dollars in thousands)

	Common Stock			Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Class A Common Stock Held In Treasury	Total Stockholders’ Deficiency
	Shares		$
Balance—January 1, 2006	37,500,001		$375	$(885,690)	$(34,342)	$48,986	$—	$(870,671)

Comprehensive income:
Net income available for Class A common stockholders						43,231		43,231
Other comprehensive income—net of tax:
Currency translation adjustment					24,269			24,269
Minimum pension liability adjustment					1,785			1,785
Amortization of interest rate hedge					550			550

Comprehensive income								69,835

Class A common stock dividends						(6,750)		(6,750)
Amortization and issuance of stock units				9,738				9,738
Conversion of DSUs to Class A common stock	3,059
RSU dividend-equivalents				474		(474)
Purchase of 115,000 shares of Class A common stock							(4,179)	(4,179)
Other capital activities, including additional costs relating to issuance of Class A common stock				3,328				3,328
Adjustment to reclassify minority interest share of undistributed net income to additional paid-in-capital				53,614				53,614

Balance—June 30, 2006	37,503,060	(*)	$375	$(818,536)	$(7,738)	$84,993	$(4,179)	$(745,085)

(*)	Includes 37,503,059 shares of the Company’s Class A common stock and 1 share of the Company’s Class B common stock

See notes to unaudited condensed consolidated financial statements.

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except for per share data, unless otherwise noted)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

The accompanying unaudited condensed consolidated financial statements of Lazard Ltd and subsidiaries (collectively referred to as “Lazard Ltd” or the “Company”) including, subsequent to May 10, 2005, Lazard Ltd’s investment in Lazard Group LLC (a Delaware limited liability company, collectively referred to, with its subsidiaries, as “Lazard Group”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Ltd’s annual report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”). The December 31, 2005 unaudited condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that Lazard may undertake in the future, actual results may differ materially from the estimates. The consolidated results of operations for the three month and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

Lazard Ltd is a Bermuda holding company that was incorporated in October 2004. Pursuant to a Registration Statement on Form S-1 (File No. 333-121407) declared effective by the SEC on May 4, 2005 (the “Registration Statement”) for the initial public offering of shares of Lazard Ltd’s Class A common stock, par value $0.01 per share (“Class A common stock”), Lazard Ltd issued on May 10, 2005, at $25 per share, 34,183,162 shares of its Class A common stock in a registered initial public offering (the “equity public offering”). In addition, on May 10, 2005, pursuant to the IXIS Placements (see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements) and the cashless exchange of certain of our chief executive officer’s interests in Lazard Group with Lazard Ltd, the Company issued 2,000,000 shares of its Class A common stock and 1,316,838 shares of its Class A common stock, respectively. These issuances, together with the 34,183,162 shares of Class A common stock issued pursuant to the equity public offering, resulted in the Company having 37,500,000 shares of its Class A common stock outstanding at the time of the equity public offering. The Company, through a number of newly-formed, wholly-owned subsidiaries, contributed the net proceeds from the equity public offering, along with the net proceeds it received from the financing transactions (as described in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements), to Lazard Group in exchange for 37,500,000 Lazard Group common membership interests, representing 37.5% of Lazard Group’s total common membership interests as of May 10, 2005, and, after giving effect to (i) the repurchase and forfeiture of a portion of the Lazard Group common membership interests held by LAZ-MD Holdings LLC (“LAZ-MD Holdings”), as well as (ii) certain other share issuances by Lazard Ltd subsequent to December 31, 2005, approximately 37.7% and 37.6% of all outstanding Lazard Group common membership interests as of June 30, 2006 and December 31, 2005, respectively. The Company, through its control of the managing members of Lazard Group, controls Lazard Group.

Lazard Group is governed by an Operating Agreement dated as of May 10, 2005, as amended (the “Operating Agreement”).

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The Company’s sole operating asset is its ownership of the common membership interest of Lazard Group and its managing member interest of Lazard Group, whose current principal activities are divided into two business segments:

•	Financial Advisory, which includes providing advice on mergers and acquisitions, restructurings, capital raising and similar transactions, and

•	Asset Management, which includes the management of equity and fixed income securities and merchant banking funds.

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

The Separation

In the separation, Lazard Group transferred the separated businesses to LFCM Holdings LLC (“LFCM Holdings”) through several steps. First, LAZ-MD Holdings was formed as the new holding company for Lazard Group. Pursuant to this formation, all of the persons who were members of Lazard Group prior to the formation became members of LAZ-MD Holdings and ceased to hold any membership interests in Lazard Group. Lazard Group then contributed the separated businesses to LFCM Holdings, which was then a subsidiary of Lazard Group, and distributed all of the LFCM Holdings interests to LAZ-MD Holdings. After the redemption of the

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

historical partners described below, LAZ-MD Holdings distributed all of the LFCM Holdings interests to its members. Accordingly, after the separation, LFCM Holdings was wholly-owned by the members of LAZ-MD Holdings, including Lazard Group’s managing directors at the time of the separation.

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

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 (R), “Consolidation of Variable Interest Entities” (“FIN 46 R”), the Company also consolidates any VIEs for which it is the primary beneficiary. In connection with the separation, Lazard Group transferred its general partnership interests in various VIEs to a subsidiary of LFCM Holdings. Lazard Group has determined that it is no longer the primary beneficiary with respect to those VIEs and, as a result, the Company no longer consolidates such VIEs. Amounts related to consolidation of such VIEs, for the three month and six month periods ended June 30, 2005 are included in loss from discontinued operations on the unaudited condensed consolidated statements of income.

The Company prepared an assessment that considered quantitative factors and qualitative factors that included, but was not limited to, the structure and purpose of the separation and recapitalization transactions, corporate governance and the controlling parties of Lazard Group, and management concluded that Lazard Ltd is the entity that is most closely associated with Lazard Group and therefore should consolidate the operations of Lazard Group. Accordingly, the accompanying unaudited condensed consolidated statements of financial condition as of June 30, 2006 and December 31, 2005 reflect the consolidated statements of financial condition of Lazard Ltd. The

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

unaudited condensed consolidated statements of income for the three month and six month periods ended June 30, 2006 and the unaudited condensed consolidated statement of cash flows for the six month period ended June 30, 2006 reflect the consolidated operating results and cash flows of Lazard Ltd and its subsidiaries. The unaudited condensed consolidated statements of income for the three month and six month periods ended June 30, 2005 and the unaudited condensed consolidated statement of cash flows for the six month period ended June 30, 2005 relate to Lazard Group and its subsidiaries prior to May 10, 2005, and, from May 10, 2005 through June 30, 2005, reflect the consolidated operating results of Lazard Ltd and its subsidiaries.

The accompanying unaudited condensed consolidated statements of income for the three month and six month periods ended June 30, 2005 and the unaudited condensed consolidated statement of cash flows for the six month period ended June 30, 2005 do not reflect what the results of operations and cash flows of the Company would have been had it been a stand-alone, public company prior to May 10, 2005. In addition, the results of operations for periods until the equity public offering on May 10, 2005 are not comparable to results of operations for subsequent periods as described below.

•	Payments for services rendered by the Company’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense, and distributions to profit participation members. As a result, prior to May 10, 2005, Lazard Group’s operating income included within the accompanying unaudited condensed consolidated financial statements did not reflect payments for services rendered by its managing directors. For periods subsequent to the consummation of the equity public offering and the financing transactions as described in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements, the Company now includes all payments for services rendered by its managing directors and distributions to profit participation members in compensation and benefits expense.

•	Payments for services rendered by managing directors of LAM (and employee members of LAM) had, prior to May 10, 2005, been accounted for as minority interest in net income and since that date such payments, together with distributions to profit participation members, have been included within compensation and benefits expense.

•	The Company’s income has not been subject to U.S. corporate federal income taxes, because Lazard Group operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income had not been subject to U.S. corporate federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Outside the U.S., Lazard Group historically had operated principally through subsidiary corporations and had been subject to local income taxes. Prior to May 10, 2005, income taxes reflected within Lazard Group’s results of operations are attributable to taxes incurred in non-U.S. entities and to New York City Unincorporated Business Taxes (“UBT”) attributable to Lazard Group’s operations apportioned to New York City. For periods subsequent to the equity public offering, the unaudited condensed consolidated financial statements of Lazard Ltd include U.S. corporate federal income taxes on its allocable share of the results of operations of Lazard Group, giving effect to the post equity public offering structure.

•	Commencing May 10, 2005, the unaudited condensed consolidated statements of income include a minority interest in net income relating to LAZ-MD Holdings’ ownership interest of Lazard Group’s common membership interests. Prior to May 10, 2005, there was no such minority interest, as Lazard Ltd had no ownership interest in Lazard Group, and all net income was allocable to the then members of Lazard Group. As of June 30, 2006, LAZ-MD Holdings’ ownership interest in Lazard Group was approximately 62.3%.

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

•	The use of proceeds from the financing transactions.

•	The net incremental interest expense related to the financing transactions.

In accordance with U.S. GAAP, the results of operations of the separated businesses have been segregated and are reported as discontinued operations in the unaudited condensed consolidated statements of income for the three month and six month periods ended June 30, 2005. See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information relating to discontinued operations.

2.	EQUITY PUBLIC OFFERING AND OTHER FINANCING TRANSACTIONS

Equity Public Offering—As described above, on May 10, 2005, Lazard Ltd consummated its equity public offering. The aggregate gross proceeds relating to the offering amounted to $854,579, and net proceeds to Lazard Ltd, after $65,844 of estimated expenses incurred by Lazard Ltd in connection with the issuance and distribution of the Lazard Ltd Class A common stock (including underwriting discounts and commissions, expenses paid to the underwriters and certain other expenses), was $788,735. Lazard Ltd contributed all the net proceeds from this offering to Lazard Group in exchange for a controlling interest in Lazard Group. In the six month period ended June 30, 2006, additional costs of $2,677 relating to issuance of Class A common stock were incurred, representing amounts in excess of estimated costs associated with the equity public offering. Such amount was recorded as a reduction to additional paid-in-capital.

Other Financing Transactions—On May 10, 2005, the Company also completed the other financing transactions which are described below.

ESU Offering—Concurrently with the equity public offering, the Company issued, for $25 per unit, equity security units (the “ESUs”) for an aggregate offering amount of $287,500 (and net proceeds of $276,535) in the ESU offering. Each unit consists of (a) a contract which obligates holders to purchase, and the Company to sell, on May 15, 2008, a number of newly-issued shares of Class A common stock equal to a settlement rate based on the trading price of its Class A common stock during a period preceding that date and (b) a 1/40, or 2.5%, ownership interest in a 6.12% senior note due 2035 of an affiliate, Lazard Group Finance LLC, a Delaware limited liability company (“Lazard Group Finance”), with a principal amount of $1 (the “Lazard Group Finance Senior Notes”). Prior to its merger with Lazard Group discussed below, Lazard Group Finance was a wholly-owned subsidiary of Lazard Group that was controlled by Lazard Ltd.

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

The Lazard Group Finance Senior Notes, which bear interest at an annual rate of 6.12%, will mature (a) in the event of a successful remarketing, on any date no earlier than May 15, 2010 and no later than May 15, 2035, as we may elect, (b) in the event of a failed remarketing, on May 15, 2008 (the “stock purchase date”) and

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

(c) otherwise on May 15, 2035. Lazard Group Finance used the proceeds from the ESU offering to purchase 6.12% senior notes from Lazard Group due 2035 (the “Lazard Group Notes”) with a principal amount of $287,500. The Lazard Group Notes, which have substantially similar terms to the Lazard Group Finance Senior Notes, were pledged to secure the obligations of the Lazard Group Finance Senior Notes.

On December 19, 2005, Lazard Group consummated a Plan of Merger (the “Merger Agreement”) with Lazard Group Finance. The Merger Agreement provided for the merger of Lazard Group Finance with and into Lazard Group (the “Merger”). Pursuant to the Merger, Lazard Group Finance merged with and into Lazard Group, with Lazard Group continuing as the surviving company. In addition, Lazard Group Finance ceased to be the managing member of Lazard Group, and the co-managing members of Lazard Group Finance, which are two indirect wholly-owned subsidiaries of Lazard Ltd, became the co-managing members of Lazard Group. In connection with the Merger, Lazard Group became the successor registrant for Lazard Group Finance under the Securities Exchange Act of 1934, as amended.

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

Credit Facility—Concurrent with the equity public offering, Lazard Group entered into a five year, $125,000 senior revolving credit facility (the “Credit Facility”) with a group of lenders. On May 17, 2006, the Credit Facility was amended to provide for an increase in the aggregate commitments from $125,000 to $150,000. As of June 30, 2006 and December 31, 2005, $0 and $30,000, respectively, was outstanding under the Credit Facility. The Credit Facility bears interest at either a Eurodollar or Federal Funds rate, plus an applicable margin, which varies from 125 to 200 basis points, depending on Lazard Group’s rating as determined by designated credit rating agencies.

The Credit Facility contains affirmative and negative covenants. Such covenants include, among other things, limitations on the ability of Lazard Group to incur debt, grant liens, pay dividends, enter into mergers or to sell all or substantially all of its assets, as well as financial covenants that must be maintained.

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

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Share-Based Payments—In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments” (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related guidance. SFAS 123R is effective for the Company’s fiscal year beginning January 1, 2006. Prior to May 10, 2005, the date of the equity public offering, Lazard operated as a series of related partnerships under the control of the partners and Lazard did not have a capital structure that permitted share based compensation. In connection with equity awards granted pursuant to the Company’s 2005 Equity Incentive Plan (described in more detail in Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements), the Company adopted the fair value recognition provisions under SFAS 123. Accordingly, subsequent to the dates of grant during 2005, Lazard recognized in compensation expense the amortized portion of the fair value of the equity awards, net of an estimated forfeiture rate, over the service period specified in the award.

Effective for the first quarter of 2006, Lazard adopted SFAS 123R. Under SFAS 123R, share-based awards that do not require future service are expensed immediately. Share-based employee awards that require future service are amortized over the requisite service period. Lazard adopted SFAS 123R under the modified prospective method. Under that method, the provisions of SFAS 123R are applied to share-based awards granted subsequent to adoption. Share-based awards granted to employees prior to the adoption of SFAS 123R must continue to be amortized over the stated service periods of the awards, however, should the awards vest upon retirement, any unamortized cost would be recognized when the employee retires.

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

As a result of the Company adopting certain provisions consistent with SFAS 123R upon the introduction of its 2005 Equity Incentive Plan while under the provisions of SFAS 123, there is no significant effect resulting from the adoption of the provisions of SFAS 123R.

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

Recent Accounting Pronouncements—In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company is currently assessing the impact of adopting SFAS 155, but does not expect the standard to have a material impact on the financial condition, results of operations, and cash flows of the Company.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and for subsequent measurements, permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in fiscal years beginning after September 15, 2006. The Company is currently assessing the impact of adopting SFAS 156, but does not expect the standard to have a material impact on the financial condition, results of operations, and cash flows of the Company.

In July 2006, the FASB issued FIN No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 provides a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. FIN 48 is effective as of the beginning of the first annual period beginning after December 15, 2006. The Company is currently assessing the impact of adopting FIN 48 on the financial condition, results of operations, and cash flows of the Company.

4.	MINORITY INTEREST

Minority interest consists of a number of components, including minority interests in LAM and the Company’s business in Italy which was owned 40% by Banca Intesa S.p.A. (“Intesa”) through May 15, 2006 (see Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements). In addition, the Company consolidates various LAM related general partnership interests that it controls but does not wholly own. As a result of consolidating these companies, the Company recognizes the portion of income not associated with the Company’s ownership as minority interest.

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

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Commencing May 10, 2005, the Company records a charge to minority interest in net income relating to LAZ-MD Holdings’ ownership interest in Lazard Group (which approximated 62.3% and 62.5% at June 30, 2006 and June 30, 2005, respectively), with such minority interest in net income amounting to $45,136 and $82,364 for the three month and six month periods ended June 30, 2006 and $22,813 for both the three month and six month periods ended June 30, 2005. For the reasons stated in this and the two preceding paragraphs, amounts recorded as minority interest in net income for periods prior to May 10, 2005 are not comparable to amounts recorded as minority interest in net income for periods commencing May 10, 2005.

The Company classifies LAZ-MD Holdings’ ownership of Lazard Group’s common membership interests as a reduction of the Company’s additional paid-in capital rather than as minority interest, since the balance of such minority interest as of June 30, 2006 and December 31, 2005 of $467,201 and $542,713, respectively, is negative. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements with respect to distributions paid to LAZ-MD Holdings.

5.	STRATEGIC ALLIANCE IN ITALY

Pursuant to a strategic alliance in effect from January 2003 until its termination, as described below, on May 15, 2006, Lazard Group and Intesa conducted selected Italian investment banking business solely through Lazard & Co. S.r.l. (“Lazard Italy”), an indirect subsidiary of Lazard Group. As part of the strategic alliance, Intesa:

•	purchased in March 2003 from Lazard Funding Limited LLC (“Lazard Funding”), a wholly-owned subsidiary of Lazard Group, a $150,000 subordinated convertible promissory note (the “$150,000 Subordinated Convertible Note”) issued by Lazard Funding, which was convertible into a contractual right that entitled the holder to receive payments that would be equivalent to the distributions that a holder of a three percent equity goodwill interest in Lazard Group would have been entitled to receive (i.e., distributions of the net proceeds of selected fundamental corporate events affecting Lazard Group, such as a sale of all or substantially all of the assets of Lazard Group or a disposition of a line of business);

•	invested in June 2003 in Lazard Italy an amount of Euros then equal to $100,000 in exchange for 40% of the capital stock in Lazard Italy (the “Intesa JV Interest”); and

•	purchased in June 2003 a $50,000 subordinated promissory note issued by Lazard Italy (the “$50,000 Subordinated Promissory Note”).

The $150,000 Subordinated Convertible Note, which was guaranteed by Lazard Group (the “Guarantee”), had a scheduled maturity date in March 2018 and had interest payable annually at a variable interest rate of not less than 3%, and not more than 3.25%, per annum. The $50,000 Subordinated Promissory Note had a scheduled maturity date in the year 2078 (subject to extension), with interest payable annually at the rate of 3.0% per annum.

The proceeds from the sale of capital stock in Lazard Italy exceeded the underlying book value of the net assets purchased by Intesa by approximately $56,000. This amount had been deferred and included in “other liabilities” on the unaudited consolidated statement of financial condition as of December 31, 2005 as the Company could have been required to repurchase such amount of capital stock held by Intesa in the event of a termination of the strategic alliance.

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

On May 15, 2006, Lazard Group completed the termination of its joint venture relationship with Intesa, in accordance with the provisions of the Termination Agreement, dated as of March 31, 2006, by and among Intesa, Lazard Group and Lazard Italy. In connection with the termination, the following adjustments were made to the terms of Intesa’s investment in Lazard Italy and Lazard Funding:

•	The $150,000 Subordinated Convertible Note, was amended and restated, among other things, to provide for its convertibility into shares of Class A common stock at an effective conversion price of $57 per share. The amended $150,000 subordinated convertible note (the “Amended $150,000 Subordinated Convertible Note”) matures on September 30, 2016 and has a fixed interest rate of 3.25% per annum. One-third in principal amount will generally be convertible after July 1, 2008, an additional one-third after July 1, 2009 and the last one-third after July 1, 2010, and no principal amount will be convertible after June 30, 2011. Lazard Ltd will enter into a Registration Rights Agreement with Intesa providing for certain customary registration rights with respect to the shares of Class A common stock Intesa receives upon conversion. The Guaranty by Lazard Group was also amended and restated to reflect the terms of the Amended $150,000 Subordinated Convertible Note. The covenants and events of default in the Amended $150,000 Subordinated Convertible Note were not materially changed.

•	Intesa’s 40% equity interest in Lazard Italy and the $50,000 Subordinated Promissory Note of Lazard Italy held by Intesa were acquired by Lazard Group in exchange for the issuance to Intesa of a $96,000 senior promissory note of Lazard Group due February 28, 2008 (the “$96,000 Senior Promissory Note”) and a $50,000 subordinated promissory note of Lazard Group due February 28, 2008 (the “$50,000 Subordinated Promissory Note”), respectively. The $96,000 Senior Promissory Note and the $50,000 Subordinated Promissory Note have fixed interest rates of 4.25% and 4.6% per annum, respectively, and each Note contains customary events of default for indebtedness of its type. On May 15, 2006, Intesa sold and assigned all its rights and interests relating to the $96,000 Senior Promissory Note and the $50,000 Subordinated Promissory Note to a commercial bank.

•	Lazard Group paid Intesa an amount equal to a 3% annualized return on the Intesa JV Interest from April 1, 2006 through the termination closing and the accrued and unpaid interest on the $50,000 Subordinated Promissory Note as of the termination closing.

As a result of the termination of the joint venture relationship and Lazard Group’s repurchase of the Intesa JV Interest, the Company realized a gain of $13,695, excluding transaction and other costs, which is included in “revenue—other” on the unaudited condensed consolidated statements of income for the three month and six month periods ended June 30, 2006 and, after transaction and other costs, this transaction increased operating income by $5,274 in the respective periods.

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

6.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of June 30, 2006 and December 31, 2005:

	Principal Amount	Maturity Date		Annual Interest Rate		Outstanding as of
						June 30, 2006	December 31, 2005
Lazard Group Senior Notes(a)	$550,000	2015		7.125%		$550,000	$550,000
Lazard Group Senior Note(b)	96,000	2008		4.25%		96,000	—
Lazard Group Notes issued in connection with the ESUs(a)	437,500	2008-2035	(c)	6.12%		437,500	437,500
Revolving Credit Agreement(a)	150,000	2010		5.37	%(d)	—	30,000
Other		2006		Various		5,611	4,582

Total						$1,089,111	$1,022,082

(a)	See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
(b)	See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements.
(c)	Maturity date can vary based on a remarketing of the Lazard Group Notes, and will mature (i) in the event of a successful remarketing, on any date no earlier than May 15, 2010 and no later than May 15, 2035, as we may elect, (ii) in the event of a failed remarketing, on May 15, 2008 and (iii) otherwise on May 15, 2035.
(d)	Interest rates vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of December 31, 2005, the annual interest rate, including the applicable margin, was 5.37%.

Subordinated Debt—Subordinated debt at June 30, 2006 and December 31, 2005 amounted to $200,000 and consist of amounts associated with the strategic alliance transaction in Italy and the termination thereof (see Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements).

As of June 30, 2006, the Company is in compliance with all obligations under its various senior and subordinated borrowing arrangements.

7.	COMMITMENTS AND CONTINGENCIES

Commitments—Lazard has various leases and other contractual commitments arising in the ordinary course of business. In the opinion of management, the fulfillment of such commitments in accordance with their terms will not have a material adverse effect on Lazard’s consolidated financial position or results of operations.

During the six months ended June 30, 2005, the Company recorded impairment costs of approximately $6,300 relating to certain abandoned leased facilities in the U.K, which is included in “loss from discontinued operations” on the unaudited condensed consolidated statement of income (with all of such impairment costs recorded during the first quarter of 2005). These costs represent a provision for lease obligations recorded prior to the lease indemnity from LFCM of $25,000 (described below) and as such are excluded from the indemnification. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the provision recorded for lease obligations on the cease-use date was determined based on the fair value of the liability for costs that will continue to be incurred for the remaining term of the lease without economic benefit to the Company, based on the remaining lease rentals, reduced by estimated sublease rentals.

With respect to the abandoned facilities discussed above, at June 30, 2006 and December 31, 2005 the Company has recorded liabilities of $34,324 and $37,490, respectively, exclusive of the indemnification

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

described below, which are included in “other liabilities” on the unaudited condensed consolidated statements of financial condition. Payments toward the liabilities continue through the remaining term of the leases. Such liabilities are based on the discounted future commitment, net of expected sublease income.

Under the master separation agreement and a related lease indemnity agreement, dated as of May 10, 2005, by and between LFCM Holdings and one of our London subsidiaries, LFCM Holdings is obligated to indemnify Lazard Group for certain liabilities relating to abandoned leased space in the U.K., up to a maximum of $29,000. In connection with Lazard Group’s entry into subleases with respect to a portion of this abandoned leased space and the incurrence of the related liabilities, during the fourth quarter of 2005 Lazard Group entered into an agreement with LFCM Holdings which provides for LFCM Holdings to pay to Lazard Group $25,000 in full satisfaction of LFCM’s indemnification obligations with respect to the abandoned leased space.

The receivable relating to the indemnity from LFCM Holdings of $25,000 was recorded at its present value. After payments received in 2006 and 2005 of $3,899 and $6,209, respectively, the net present value of the balance due at June 30, 2006 and December 31, 2005 of $13,558 and $17,031, respectively, is included in “receivables - related parties” on the unaudited condensed consolidated statements of financial condition (see Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements). The balance is due based on a schedule of periodic payments through May 10, 2010.

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

The Company and Goldman Sachs & Co., the lead underwriter of the Company’s equity public offering of its Class A common stock, as well as several members of the Company’s management and board of directors, have been named as defendants in several putative class action lawsuits and a putative stockholder derivative lawsuit filed in the U.S. District Court for the Southern District of New York, and in a putative class action lawsuit and a putative stockholder derivative lawsuit filed in the Supreme Court of the State of New York. The defendants removed the putative class action lawsuit filed in the Supreme Court of the State of New York to the U.S. District Court for the Eastern District of New York, and the plaintiffs moved for remand. The motion for remand was referred to a Magistrate Judge, who has issued a Report and Recommendation recommending that

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

the plaintiffs’ motion be granted. The plaintiffs in the putative class action lawsuits filed in the U.S. District Court for the Southern District of New York have filed a consolidated amended complaint, and the defendants have filed a motion to dismiss that complaint. The putative class action lawsuits purport to have been filed on behalf of persons who purchased securities of the Company in connection with the equity public offering or in the open market. The putative class actions allege various violations of the federal securities laws and seek, inter alia, compensatory damages, rescission or rescissory damages and other unspecified equitable, injunctive or other relief. The putative derivative actions purport to be brought on behalf of the Company against its directors and Goldman Sachs & Co. and allege, among other things, that the directors breached their fiduciary duties to the Company in connection with matters related to the equity public offering and seek compensatory damages, punitive damages and other unspecified equitable or other relief. We believe that the suits are without merit and intend to defend them vigorously.

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

In connection with the consummation of the equity public offering, during the period January 1 through May 9, 2005, Lazard Group’s members’ equity was reduced by approximately $145,000 for the repurchase of working member interests prior to consummation of the equity public offering.

Pursuant to provisions of its amended and restated Operating Agreement, Lazard Group distributions in respect of common membership interests are allocated to the holders of such interests on a pro rata basis. At June 30, 2006, approximately 37.7% and 62.3% of the outstanding Lazard Group common membership interests are held by subsidiaries of the Company and by LAZ-MD Holdings, respectively. Such distributions represent amounts necessary to fund (i) any dividends the Company may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that the Company’s subsidiaries and the members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. During the six month period ended June 30, 2006, Lazard Group distributed $11,180 to LAZ-MD Holdings and $6,750 to subsidiaries of Lazard Ltd, which latter amount was used by the Company to pay dividends to holders of its Class A common stock. In addition, during the six month period ended June 30, 2006, Lazard Group made tax distributions of $28,180, including $17,571 to LAZ-MD Holdings and $10,609 to subsidiaries of Lazard Ltd.

On August 1, 2006, the Board of Directors of Lazard Ltd declared a quarterly dividend of $0.09 per share on its Class A common stock, totaling $3,375, to be paid on August 31, 2006 to stockholders of record on August 11, 2006.

A description of the Company’s 2005 Equity Incentive Plan, and activity with respect thereto during the six month period ended June 30, 2006 is presented below.

Shares Available Under the 2005 Equity Incentive Plan (the “Equity Incentive Plan”)

The Equity Incentive Plan authorizes the issuance of up to 25,000,000 shares of Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock, stock units and other equity-based awards. Each stock unit granted under the Equity Incentive Plan represents a contingent right to

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

receive one share of Class A common stock of the Company, at no cost to the recipient. The fair value of such stock unit awards is determined based on the closing market price of the Company’s Class A common stock at the date of grant.

Restricted Stock Unit (“RSUs”) Grants

During the six month period ended June 30, 2006, the Company granted 2,832,404 RSUs to eligible employees. These RSUs include a dividend participation right during the vesting period that provides that each RSU receives additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock. During the six month period ended June 30, 2006, such dividend participation rights required the issuance of 12,313 additional RSUs, with such issuance resulting in a charge to retained earnings and a credit to additional paid-in-capital, net of forfeitures, of $474. During the six month period ended June 30, 2006, 86,054 RSUs granted in 2006 were forfeited, including those relating to the dividend participation rights, as well as an additional 6,400 shares forfeited relating to RSUs granted in 2005.

The RSUs convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. The fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods as required under SFAS 123 or SFAS 123R and, for purposes of calculating diluted net income per share, are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method. Expense relating to RSUs is charged to “compensation and benefits” within the unaudited condensed consolidated statements of income, and for the three month and six month periods ended June 30, 2006 amounted to $5,058 and $9,235, respectively. There were no RSUs granted or outstanding during the six month period ended June 30, 2005. Accordingly, there was no expense relating to RSUs during that period.

Deferred Stock Unit (“DSUs”) Grants

As part of their compensation for serving as members of the Board of Directors and its various committees, during the six month period ended June 30, 2006, the Non-Executive Directors of the Company were granted 12,321 DSUs. The DSUs include a dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock. DSU awards are expensed at their full fair value on their date of grant, which totaled $439 and $503 during the three month and six month periods ended June 30, 2006, respectively. The Company did not issue DSU awards during the six month period ended June 30, 2005.

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the Equity Incentive Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election shall equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. As of June 30, 2006, no DSUs were granted pursuant to the Directors’ Fee Deferral Unit Plan.

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity relating to RSUs and DSUs during the six month period ended June 30, 2006:

	RSUs		DSUs
	Units	Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value
Balance, January 1, 2006	1,033,733	$23.87	9,968	$25.33
Granted (including 12,313 RSUs relating to dividend participation)	2,832,404	$34.84	12,321	$40.83
Forfeited	(92,454)	$34.00
Converted			(3,059)	$25.33

Balance, June 30, 2006	3,773,683	$31.85	19,230	$35.26

As of June 30, 2006, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $84,883. Such compensation expense is expected to be recognized over a weighted average period of approximately 3.9 years and the ultimate amount of such expense is dependent upon the actual number of RSUs that will vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates could cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense as of June 30, 2006.

Share Repurchase Program

On February 7, 2006, the Board of Directors of Lazard Ltd authorized the repurchase of up to $100,000 in aggregate cost of Lazard Ltd’s Class A common stock. The Company’s intention is that the share repurchase program will be used primarily to offset shares to be issued under the Equity Incentive Plan. Purchases may be made in the open market or through privately negotiated transactions in 2006 and 2007. During the second quarter of 2006, Lazard Group purchased 115,000 shares of Class A common stock in the open market at an average price of $36.34 per share, which are reported, at cost, as “Class A common stock held in treasury” on the unaudited condensed consolidated statement of financial condition as of June 30, 2006.

Preference Shares

Lazard Ltd currently has 15,000,000 authorized preference shares, par value of $0.01 per share. As of June 30, 2006, none of these shares have been issued.

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

9.	NET INCOME PER SHARE

The Company’s net income and weighted average shares outstanding for the three month and six month periods ended June 30, 2006 and 2005 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$23,545	$27,593	$43,231	$100,949
Less—Net income allocable to members of Lazard Group (for the periods April 1, 2005 through May 9, 2005 and January 1, 2005 through May 9, 2005, respectively)		(16,227)		(89,583)

Net income available for Class A common stockholders	$23,545	$11,366	$43,231	$11,366

Weighted Average Shares Outstanding:
Basic	37,480,751	37,500,000	37,491,820	37,500,000
Diluted	43,980,216	100,000,000	42,511,380	100,000,000

Net income per share information is not applicable for reporting periods prior to May 10, 2005, the date of the consummation of the equity public offering. The calculations of basic and diluted net income per share amounts for the three month and six month periods ended June 30, 2006 and 2005 are described and presented below.

Basic Net Income Per Share

Numerator—(i) with respect to 2006, utilizes net income available for Class A common stockholders for the three month and six month periods ended June 30, 2006, and (ii) with respect to 2005, utilizes net income available for Class A common stockholders for the period May 10, 2005 through June 30, 2005.

Denominator—(i) with respect to 2006, utilizes the weighted average shares of Class A common stock for the three month and six month periods ended June 30, 2006, which amount to 37,480,751 and 37,491,820 shares, respectively and (ii) with respect to the three month and six month periods ended June 30, 2005, utilizes the 37,500,000 weighted average number of shares of Class A common stock outstanding between May 10, 2005 and June 30, 2005.

Diluted Net Income Per Share

Numerator—utilizes net income available for Class A common stockholders for the three month and six month periods ended June 30, 2006 and 2005 as in the basic net income per share calculation described above, plus, to the extent applicable and dilutive, (i) interest expense on convertible debt, (ii) income adjustments relating to assumed share issuances in connection with DSUs, RSUs and ESUs and (iii) on an as-if-exchanged basis, amounts applicable to LAZ-MD Holdings exchangeable interests, and corporate tax related to (i) (ii) and (iii) herein.

Denominator—utilizes the weighted average number of shares of Class A common stock for the three month and six month periods ended June 30, 2006 and 2005 as in the basic net income per share calculation

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

described above, plus DSU and RSU awards issued to Non-Executive Directors and employees of the Company, respectively, as calculated using the treasury stock method and convertible debt as calculated using the “if converted” method. In addition, the denominator includes, to the extent dilutive, shares issuable relating to (i) ESUs using the treasury stock method and (ii) LAZ-MD Holdings exchangeable interests, on an as-if-exchanged basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic Net Income Per Share of Class A Common Stock
Numerator:
Net income available for Class A common stockholders	$23,545	$11,366	$43,231	$11,366

Denominator:
Weighted average number of shares of Class A common stock outstanding	37,480,751	37,500,000	37,491,820	37,500,000

Basic net income per share of Class A common stock	$0.63	$0.30	$1.15	$0.30

Diluted Net Income Per Share of Class A Common Stock
Numerator:
Net income available for Class A common stockholders	$23,545	$11,366	$43,231	$11,366
Add (deduct)—dilutive effect of:
Adjustments to income relating to assumed changes in income of minority interest resulting from share issuances in connection with DSUs, RSUs and ESUs and interest expense on convertible debt	2,976		4,255
Amounts applicable to LAZ-MD Holdings’ share of Lazard Group net income		22,813		22,813
Additional corporate tax	(377)	(3,726)	(531)	(3,726)

Diluted net income available for Class A common stockholders	$26,144	$30,453	$46,955	$30,453

Denominator:
Basic weighted average number of shares of Class A common stock	37,480,751	37,500,000	37,491,820	37,500,000
Add—dilutive effect of:
Weighted average number of incremental shares issuable from DSUs, RSUs, ESUs and convertible debt	6,499,465		5,019,560
Shares issuable relating to LAZ-MD Holdings exchangeable interests		62,500,000		62,500,000

Weighted average number of shares of Class A common stock outstanding	43,980,216	100,000,000	42,511,380	100,000,000

Diluted net income per share of Class A common stock	$0.59	$0.30	$1.10	$0.30

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

During the three month period and six month periods ended June 30, 2006, the LAZ-MD Holdings exchangeable interests (which, as of June 30, 2006, represent the right to receive 62,098,448 shares of Class A common stock upon exchange) were antidilutive and consequently the effect of their conversion into shares of Class A common stock has been excluded from the calculation of diluted net income per share of Class A common stock.

Prior to the issuance of the Class A common stock upon settlement of the purchase contracts, the ESUs are reflected in the Company’s diluted net income per share using the treasury stock method. Under the treasury stock method, as defined by SFAS No. 128, “Earning Per Share” the number of shares of common stock included in the calculation of diluted income per share is the excess, if any, of the number of shares expected to be issued upon settlement of the purchase contracts less the number of shares that could be purchased by the Company with the proceeds to be received upon settlement at the average market closing price during the reporting period. The number of shares of common stock Lazard Ltd will issue upon settlement of the forward purchase contract component of the ESUs is not fixed, but instead is dependent on the closing price per share of its common stock for each of the 20 trading days beginning on April 15, 2008. Because the settlement terms of the purchase contracts vary, the number of shares to be issued depends on whether the closing price of the stock for the last 20 trading days in the reporting period is less than or equal to $25 per share, greater than $25 per share and less than $30 per share or greater than or equal to $30 per share. Dilution of income per share will occur (i) in reporting periods when the average stock price is over $30 per share and (ii) in reporting periods when the average closing price of common stock for a reporting period is greater than $25 and is greater than the average market price for the last 20 days of such reporting period.

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

As discussed in Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements, on May 15, 2006 the Company completed the termination of its joint venture relationship with Intesa. Among its various terms, Lazard Group issued the Amended $150,000 Subordinated Convertible Note that is convertible into 2,631,585 shares of Class A common stock. The shares potentially issuable under the terms of such note, to the extent dilutive, are included in calculations of the weighted average shares outstanding using the “if converted” method, for purposes of calculating diluted net income per share. Additionally, interest expense, net of income tax, related to such note would be excluded from net income for purposes of calculating net income per share on a diluted basis if an assumed conversion is dilutive.

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

10.	EMPLOYEE BENEFIT PLANS

The Company, through its subsidiaries, provides retirement and other post-employment benefits to certain of its employees through defined contribution and defined benefit pension plans and other post-retirement benefit plans. The Company has the right to amend or terminate its benefit plans at any time subject to the terms of such plans. Expenses incurred related to the defined benefit pension plans, the defined benefit pension plan supplement and the post-retirement health care plans are included in “compensation and benefits” and, with respect to the separated businesses, “loss from discontinued operations” on the unaudited condensed consolidated statements of income. Such expenses for the three month and six month periods ended June 30, 2006 and 2005 are shown in the tables below.

	Pension Plans	Pension Plan Supplement	Post- Retirement Medical Plans
Three month period ended June 30, 2006
Service cost	$32		$14
Interest cost	6,191	$16	87
Expected return on plan assets	(7,229)
Amortization of prior service cost			(310)
Recognized actuarial (gain) loss	484		85

Net periodic benefit cost (credit)	(522)	16	(124)
Settlements and curtailments	910	(7)	(1,919)

Total benefit cost (credit)	$388	$9	$(2,043)

Three month period ended June 30, 2005
Service cost	$1,960		$42
Interest cost	6,657	$22	151
Expected return on plan assets	(6,855)
Amortization of prior service cost	(112)		(482)
Recognized actuarial (gain) loss	829	(3)	142

Net periodic benefit cost (credit)	2,479	19	(147)
Settlements and curtailments	3,960		(1,713)

Total benefit cost (credit)	$6,439	$19	$(1,860)

The total benefit cost (credit) is related to continuing and discontinued operations as follows:
Continuing operations	$3,346	$14	$(2,357)
Discontinued operations	3,093	5	497

	$6,439	$19	$(1,860)

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

	Pension Plans	Pension Plan Supplement	Post- Retirement Medical Plans
Six month period ended June 30, 2006
Service cost	$1,550		$64
Interest cost	12,115	$32	198
Expected return on plan assets	(14,195)
Amortization of prior service cost			(656)
Recognized actuarial (gain) loss	914		160

Net periodic benefit cost (credit)	384	32	(234)
Settlements and curtailments	910	(7)	(4,053)

Total benefit cost (credit)	$1,294	$25	$(4,287)

Six month period ended June 30, 2005
Service cost	$3,958		$131
Interest cost	13,431	$44	286
Expected return on plan assets	(13,828)
Amortization of prior service cost	(227)		(964)
Recognized actuarial (gain) loss	1,673	(6)	253

Net periodic benefit cost (credit)	5,007	38	(294)
Settlements and curtailments	3,960		(4,015)

Total benefit cost (credit)	$8,967	$38	$(4,309)

The total benefit cost (credit) is related to continuing and discontinued operations as follows:
Continuing operations	$5,906	$27	$(4,759)
Discontinued operations	3,061	11	450

	$8,967	$38	$(4,309)

LFNY Defined Benefit Pension Plan and Post-Retirement Medical Plan Settlement Transactions—As a result of the separation and in accordance with SFAS No. 88, Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded a charge of $4,505 (comprised of $3,960 and $545 relating to pension and post-retirement medical plan obligations, respectively), for the three month and six month periods ended June 30, 2005 for the estimated cost relating to the settlement of pension and post-retirement medical plan obligations and special termination benefits to employees in the separated businesses. Of this amount, $3,670 is included in “loss from discontinued operations” and $835 is included in “compensation and benefits” expense on the unaudited condensed consolidated statements of income.

During the three month and six month periods ended June 30, 2006, the Company recognized a settlement loss of $910, which represents the pro-rata share of actuarial losses attributable to settlements with pension plan participants who elected lump sum payments upon their retirement or discontinuation of service to the Company. Additionally, during the three month and six month periods ended June 30, 2006, the Company recognized a settlement loss of $303 as a result of the settlement of post-retirement medical plan obligations associated with employees in the separated businesses.

Termination of LCH’s Post-Retirement Medical Plan—In April 2004, LCH announced a plan to terminate its Post-Retirement Medical Plan. As a result of such action, benefits available to eligible active employees and

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

retirees will cease on February 28, 2007. In accordance with SFAS No. 106, “Employers’ Accounting for Post- Retirement Benefits Other Than Pensions,” the Company is recognizing the effect of such termination as a reduction of employee compensation and benefits expense over the period ending February 2007. For the three month and six month periods ended June 30, 2006 and for the three month and six month periods ended June 30, 2005, compensation and benefits expense was reduced by $2,222, $4,356, $2,258 and $4,560, respectively, related to the effect of such termination.

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

During the year ended December 31, 2005 and during the second quarter of 2006, contributions of approximately $29,800 and $30,500, respectively (equaling 16.4 million British pounds for both periods) were made to the Company’s defined benefit pension plans in the U.K., of which 15.0 million British pounds were reimbursed by LFCM Holdings for each period (see Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements). The Company is obligated to make further payments amounting to 8.2 million British pounds on both June 1, 2007 and June 1, 2008.

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

The Company’s provision for income taxes for the three month and six month periods ended June 30, 2006 and for the three month and six month periods ended June 30, 2005 was $18,734, $34,674, $25,463 and $33,266, respectively, representing effective tax rates on operating income from continuing operations of 22.1%, 21.3%, 28.4% and 17.7%, respectively.

For the three month and six month periods ended June 30, 2006, the effective tax rates of 22.1% and 21.3%, respectively, are blended rates comprised of (i) an estimated 28.0% effective rate applicable to Lazard Ltd’s ownership interest in Lazard Group’s operating income from continuing operations (less its applicable share of LAM general partnership related revenues) in each period and (ii) Lazard Group’s estimated effective tax rates of 18.1% and 17.5% applicable to the remaining ownership interest in Lazard Group for the respective periods.

For the three month and six month periods ended June 30, 2005, the effective tax rates of 28.4% and 17.7%, respectively, are blended rates comprised of (i) an estimated 28.0% effective tax rate applicable to Lazard Ltd’s ownership interest in Lazard Group’s operating income from continuing operations for the period May 10, 2005 through June 30, 2005 and (ii) Lazard Group’s estimated effective tax rates of 25.9% and 16.5% applicable to the remaining ownership interest in Lazard Group for the respective periods.

With respect to Lazard Ltd’s ownership interest in Lazard Group, the difference between the U.S. federal statutory rate of 35% and the estimated effective tax rate of 28.0% for the three month and six month periods ended June 30, 2006 and for the period from May 10, 2005 through June 30, 2005, principally relates to foreign source income not subject to U.S. income taxes and the amortization associated with the tax basis step-up resulting from the separation and recapitalization, partially offset by U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate.

With respect to the ownership interests in Lazard Group not held by Lazard Ltd, the difference between the U.S. federal statutory tax rate of 35% and Lazard Group’s estimated effective tax rates of 18.1% and 17.5% for the three month and six month periods ended June 30, 2006, respectively, and 25.9% and 16.5% for the three month and six month periods ended June 30, 2005, respectively, is principally due to Lazard Group’s U.S. limited liability company status, which is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income is not subject to U.S. federal income taxes because taxes associated with its income represent obligations of the individual partners. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes. Additionally, Lazard Group is subject to UBT attributable to Lazard Group’s operations apportioned to New York City which are incremental to the U.S. federal statutory tax rate.

Tax Receivable Agreement

The redemption of historical partner interests in connection with the separation and recapitalization has resulted, and the exchanges of LAZ-MD Holdings exchangeable interests for shares of Class A common stock may result, in increases in the tax basis of the tangible and/or intangible assets of Lazard Group. The tax receivable agreement, dated as of May 10, 2005, with LFCM Holdings requires the Company to pay LFCM Holdings 85% of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of the above-mentioned increases in tax basis. During the fourth quarter of 2005, the Company recorded a provision of $2,685 pursuant to the tax receivable agreement, with the liability related thereto included within payable to related parties as of June 30, 2006 and December 31, 2005 on the

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

unaudited condensed consolidated statements of financial position. The Company calculates this provision annually once the results of operations for the full year are known. As a result, there is no provision for such payments in the three month and six month periods ended June 30, 2006. If any provision is required pursuant to the tax receivable agreement, such amount would be fully offset by a reduction in the Company’s income tax expense.

12.	RELATED PARTIES

Amounts receivable from and payable to related parties as of June 30, 2006 and December 31, 2005 are set forth below:

	June 30, 2006	December 31, 2005
Receivables
LFCM Holdings	$19,545	$53,787
LAZ-MD Holdings		145

Total	$19,545	$53,932

Payables
LFCM Holdings	$3,530	$3,919

LFCM Holdings

LFCM Holdings owns and operates the separated businesses and is owned by the working members, including Lazard’s managing directors (which also include our executive officers) who are also members of LAZ-MD Holdings. In addition to the master separation agreement which effected the separation and recapitalization as discussed in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, LFCM Holdings entered into an insurance matters agreement and a license agreement that addressed various business matters associated with the separation, as well as several other agreements discussed below.

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

For the three month and six month periods ended June 30, 2006, amounts recorded by Lazard Group relating to administrative and support services amounted to $1,042 and $2,057, respectively, and referral fees for underwriting transactions amounted to $1,702 and $2,253, respectively. For the period May 10, 2005 through June 30, 2005, there were no significant amounts recorded by Lazard Group relating to administrative and support services and referral fees for underwriting transactions.

Receivables from LFCM Holdings and its subsidiaries as of June 30, 2006 and December 31, 2005 include $13,558 and $17,031, respectively, related to the lease indemnity agreement, and $26,800 as of December 31, 2005 related to the U.K. pension indemnity. During the second quarter of 2006, the Company received $26,800 from LFCM for the settlement of the U.K. pension indemnity. The remaining receivables of $5,987 and $9,956 at June 30, 2006 and December 31, 2005, respectively, relate primarily to administrative and support services and reimbursement of expenses paid on behalf of LFCM Holdings ($2,721 and $2,615 as of June 30, 2006 and December 31, 2005, respectively) and referral fees for underwriting transactions ($2,695 and $6,307 as of June 30, 2006 and December 31, 2005, respectively). Payables to LFCM Holdings and its subsidiaries at June 30, 2006 and December 31, 2005 include $2,685 pursuant to the tax receivable agreement described in Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements.

LAZ-MD Holdings

As of June 30, 2006, LAZ-MD Holdings holds an approximate 62.3% common membership interest in Lazard Group and Lazard Ltd holds the remaining 37.7% common membership interest. Additionally, LAZ-MD Holdings is the sole owner of the one issued and outstanding share of Class B common stock (the “Class B common stock”) of Lazard Ltd. As of June 30, 2006, the Class B common stock provides LAZ-MD Holdings with approximately 62.3% of the voting power but no economic rights in Lazard Ltd. Subject to certain limitations, LAZ-MD Holdings exchangeable interests are exchangeable for Class A common stock. However, the Class B common stock will represent no less than 50.1% of the voting power until December 31, 2007.

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the three month and six month periods ended June 30, 2006 such charges amounted to $50 and $100, respectively. For the period May 10, 2005 through June 30, 2005, Lazard Group’s charges to LAZ-MD Holdings for such services were not material.

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

13.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded on LFNY’s statement of financial condition, or $5, whichever is greater. At June 30, 2006, LFNY’s regulatory net capital was $39,658, which exceeded the minimum requirement by $34,669.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Services Authority (the “FSA”). The Company presently estimates that at June 30, 2006, the aggregate regulatory net capital of the U.K. Subsidiaries was $174,539, which exceeded the minimum requirement by $107,051.

The Financial Advisory activities of Lazard Frères SAS (“LF”) and its wholly-owned subsidiaries, including LFB, are authorized by the Comité des Etablissements de Crédit et des Entreprises d’Investissement and are regulated by the Comité de la Réglementation Bancaire et Financière. Supervision is exercised by the Commission Bancaire, which is responsible, in liaison with the Banque de France, for ensuring compliance with the regulations. In this context LF has the status of a bank holding company (“Compagnie Financière”) and LFB is a registered bank (“Etablissement de Crédit”). In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries, primarily LFG (asset management) and Fonds Partenaires Gestion (private equity, merchant banking), are subject to regulation and supervision by the Autorité des Marchés Financiers. At June 30, 2006, the consolidated regulatory net capital of LF was $161,506, which exceeded the minimum requirement set for regulatory capital levels by $68,478.

Certain other U.S. and non-U.S. subsidiaries are subject to various other capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At June 30, 2006, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $42,098, which exceeded the minimum required capital by $30,036.

During the six month period ended June 30, 2006, each of these subsidiaries individually were in compliance with its regulatory capital requirements.

14.	SEGMENT OPERATING RESULTS

The Company’s reportable segments offer different products and services and are managed separately as different levels and types of expertise are required to effectively manage the segments’ transactions. Each segment is reviewed to determine the allocation of resources and to assess its performance. Prior to May 10, 2005, the Company’s business results were categorized into the following three segments: Financial Advisory, Asset Management and Capital Markets and Other. On May 10, 2005 the Capital Markets and Other segment was disposed of in connection with the separation as discussed in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements. Consequently, subsequent to May 10, 2005, the Company has two segments: Financial Advisory which includes providing advice on mergers and acquisitions, restructurings, capital raising and similar transactions, and Asset Management which includes the management of equity and fixed income securities and merchant banking funds. Capital Markets and Other consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services, merchant banking fund management activities outside of France and specified non-operating assets and liabilities. In addition, the Company records selected other activities in Corporate, including cash and marketable investments, certain long-term investments, and the commercial banking activities of LFB. The Company also allocates outstanding indebtedness to Corporate.

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

The Company’s segment information for the three month and six month periods ended June 30, 2006 and 2005 is prepared using the following methodology:

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

Management evaluates segment results based on net revenue and operating income and believes that the following information provides a reasonable representation of each segment’s contribution to continuing operations with respect to net revenue, operating income and total assets:

		Three Months Ended June 30,		Six Months Ended June 30,
		2006	2005	2006	2005
Financial Advisory	Net Revenue	$262,064	$211,566	$484,195	$368,825
	Operating Expenses	191,653	140,468	355,923	237,885

	Operating Income	$70,411	$71,098	$128,272	$130,940

Asset Management	Net Revenue	$127,002	$108,837	$251,404	$215,701
	Operating Expenses	99,002	84,053	191,432	154,036

	Operating Income	$28,000	$24,784	$59,972	$61,665

Corporate	Net Revenue	$(2,158)	$(3,040)	$(12,433)	$(7,064)
	Operating Expenses	11,560	3,122	13,002	(2,448)

	Operating Income (Loss)	$(13,718)	$(6,162)	$(25,435)	$(4,616)

Total	Net Revenue	$386,908	$317,363	$723,166	$577,462
	Operating Expenses	302,215	227,643	560,357	389,473

	Operating Income	$84,693	$89,720	$162,809	$187,989

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

	As of
	June 30, 2006	December 31, 2005
Total Assets:
Financial Advisory	$351,853	$336,576
Asset Management	284,314	308,054
Corporate	1,473,351	1,266,267

Total	$2,109,518	$1,910,897

15.     DISCONTINUED OPERATIONS

Loss from discontinued operations for the three and six month periods ended June 30, 2005 was comprised of the following:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net revenue	$2,799	$40,678

Pre-tax loss	$(7,494)	$(14,091)
Provision for income taxes	2,824	3,077

Loss from discontinued operations (net of tax)(*)	$(10,318)	$(17,168)

(*)	Borne by the members of Lazard Group as such losses were incurred prior to May 10, 2005, the date of the Company’s equity public offering and the separation and recapitalization transactions.

* * * * *

Item 1A.   Pro Forma Financial Information (Unaudited)

Page
Unaudited Pro Forma Condensed Consolidated Statements of Income For The Three Month and The Six Month Periods Ended June 30, 2005	39

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

The following unaudited pro forma condensed consolidated statements of income for the three month and the six month periods ended June 30, 2005 present the consolidated results of operations of Lazard Group and Lazard Ltd assuming that the separation and recapitalization transactions, including the equity public offering and the financing transactions, had been completed as of January 1, 2005. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the separation and recapitalization transactions, including the equity public offering and the financing transactions, on the historical financial information of Lazard. The adjustments are described in the notes to the unaudited pro forma condensed consolidated statements of income and principally include the matters set forth below.

•	The separation, which is described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

•	Payment for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, prior to May 10, 2005 has been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense and distributions to profit participation members. As a result, Lazard Group’s operating income prior to May 10, 2005 included within the accompanying unaudited condensed consolidated financial statements did not reflect payments for services rendered by its managing directors. For periods subsequent to the consummation of the equity public offering, as described in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, Lazard now includes all payments for services rendered by its managing directors and distributions to profit participation members in compensation and benefits expense.

•	U.S. corporate federal income taxes, since Lazard Group has operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income had not been subject to U.S. federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Outside the U.S., Lazard Group historically has operated principally through subsidiary corporations and has been subject to local income taxes. Prior to May 10, 2005, income taxes reflected within Lazard Group’s results of operations included within the accompanying unaudited condensed consolidated financial statements are attributable to taxes incurred in non-U.S. entities and to UBT attributable to Lazard Group’s operations apportioned to New York City. For periods subsequent to the equity public offering, the consolidated financial statements of Lazard Ltd include U.S. corporate federal income taxes on its allocable share of Lazard Group’s results of operations, giving effect to the post equity public offering structure.

•	Minority interest in net income reflecting ownership by LAZ-MD Holdings of Lazard Group common membership interests outstanding immediately after the equity public offering and the separation and recapitalization transactions on May 10, 2005. Prior to that date, Lazard Ltd had no ownership interest in Lazard Group and all net income was allocable to the then members of Lazard Group. LAZ-MD Holdings is a holding company that is owned by current and former managing directors of Lazard Group.

•	The use of proceeds from the financing transactions.

•	The net incremental expense related to the financing transactions and the exclusion of certain one-time equity public offering-related costs.

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

LAZARD LTD

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Month Period Ended June 30, 2005
	Historical		Pro Forma Adjustments		Total		Pro Forma Adjustments For The Other Financing Transactions		Lazard Ltd Pro Forma, as Adjusted	Pro Forma Adjustments For The Equity Public Offering		Lazard Ltd Pro Forma, as Adjusted
	($ in thousands, except per share data)
Total revenue	$336,398				$336,398				$336,398			$336,398
Interest expense	(19,035	)(a)	$1,661	(b)	(17,374)		$(8,683	)(e)	(26,057)			(26,057)

Net revenue	317,363		1,661		319,024		(8,683)		310,341			310,341

Operating Expenses:
Compensation and benefits, and, commencing May 10, 2005, distributions to profit participation members	161,148		28,678	(c)	189,826				189,826			189,826
Premises and occupancy costs	17,477				17,477				17,477			17,477
Professional fees	14,737		(2,935	)(b)	11,802				11,802			11,802
Travel and entertainment	11,130				11,130				11,130			11,130
Other	23,151				23,151				23,151			23,151

Operating expenses	227,643		25,743		253,386				253,386			253,386

Operating income from continuing operations	89,720		(24,082)		65,638		(8,683)		56,955			56,955
Provision (benefit) for income taxes	25,463		474	(d)	25,937		(6,352	)(f)	19,585	$(2,775	)(g)	16,810

Income allocable to members before minority interest in net income	64,257		(24,556)		39,701		(2,331)		37,370	2,775		40,145
Minority interest in net income	26,346		5,453	(c)	31,799				31,799	(3,621	)(h)	28,178

Income from continuing operations	$37,911		$(30,009)		$7,902		$(2,331)		$5,571	$6,396		$11,967

Weighted average shares outstanding:
Basic					100,000,000	(i)						37,500,000	(k)
Diluted					100,000,000	(i)						100,000,000	(k)

Net income per share:
Basic					$0.08	(j)						$0.32	(l)
Diluted					$0.08	(j)						$0.32	(l)

See Notes to Unaudited Pro Forma Condensed Consolidated Statements of Income

LAZARD LTD

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Month Period Ended June 30, 2005
	Historical		Pro Forma Adjustments		Total		Pro Forma Adjustments For The Other Financing Transactions		Lazard Ltd Pro Forma, as Adjusted	Pro Forma Adjustments For The Equity Public Offering		Lazard Ltd Pro Forma, as Adjusted
	($ in thousands, except per share data)
Total revenue	$606,405				$606,405				$606,405			$606,405
Interest expense	(28,943	)(a)	$1,661	(b)	(27,282)		$(22,626	)(e)	(49,908)			(49,908)

Net revenue	577,462		1,661		579,123		(22,626)		556,497			556,497

Operating Expenses:
Compensation and benefits, and, commencing May 10, 2005, distributions to profit participation members	267,029		75,476	(c)	342,505				342,505			342,505
Premises and occupancy costs	33,860				33,860				33,860			33,860
Professional fees	23,595		(2,935	)(b)	20,660				20,660			20,660
Travel and entertainment	20,105				20,105				20,105			20,105
Other	44,884				44,884				44,884			44,884

Operating expenses	389,473		72,541		462,014				462,014			462,014

Operating income from continuing operations	187,989		(70,880)		117,109		(22,626)		94,483			94,483
Provision (benefit) for income taxes	33,266		463	(d)	33,729		(8,515	)(f)	25,214	$(946	)(g)	24,268

Income allocable to members before minority interest in net income	154,723		(71,343)		83,380		(14,111)		69,269	946		70,215
Minority interest in net income	36,606		(9,081	)(c)	27,525				27,525	18,987	(h)	46,512

Income from continuing operations	$118,117		$(62,262)		$55,855		$(14,111)		$41,744	$(18,041)		$23,703

Weighted average shares outstanding:
Basic					100,000,000	(i)						37,500,000	(k)
Diluted					100,000,000	(i)						100,000,000	(k)

Net income per share:
Basic					$0.56	(j)						$0.63	(l)
Diluted					$0.56	(j)						$0.63	(l)

See Notes to Unaudited Pro Forma Condensed Consolidated Statements of Income

Notes to Unaudited Pro Forma Condensed Consolidated Statements of Income ($ in thousands):

(a)	Interest expense includes credits of $10,000 and $8,000 for the three month and six month periods ended June 30, 2005, respectively, which represents accrued dividends relating to Lazard Group’s mandatorily redeemable preferred stock which were cancelled in connection with the redemption of membership interests of historical partners.

(b)	Represents adjustments to exclude non-recurring, one-time costs related to the separation and recapitalization, which consisted of interest of $1,661 and professional fees of $2,935 for both the three month and six month periods ended June 30, 2005.

(c)	Prior to the equity public offering, payments for services rendered by the Company’s managing directors were accounted for as distributions from members’ capital, or as minority interest in net income in the case of payments to LAM managing directors and certain key LAM employee members through May 9, 2005, rather than as compensation and benefits expense. As a result, the Company’s compensation and benefits expense and income from continuing operations did not reflect most payments for services rendered by Lazard Group’s managing directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Measures and Indicators—Net Income (Net Income Allocable to Members of Lazard Prior to May 10, 2005).”

The adjustment reflects the classification of those payments for services rendered prior to May 10, 2005 as compensation and benefits expense and has been determined as if the new compensation policy described below had been in place prior to May 10, 2005. Accordingly, the unaudited pro forma condensed consolidated statements of income data reflects compensation and benefits expense based on new retention agreements that are in effect.

Following the completion of the equity public offering, the Company’s policy is that its compensation and benefits expense, including that payable to its managing directors, will not exceed 57.5% of operating revenue each year (although the Company retains the ability to change this policy in the future). The Company’s managing directors have been informed of this new policy. The new retention agreements with its managing directors generally provide for a fixed salary and discretionary bonus, which may include an equity-based compensation component. Lazard defines “operating revenue” for these purposes as consolidated total gross revenue less interest expense related to LFB, our Paris-based banking affiliate, with such operating revenue being $330,131 and $595,660 for the three month and six month periods ended June 30, 2005, respectively.

The overall net adjustment to increase historical compensation and benefits expense is $28,678 and $75,476 for the three month and six month periods ended June 30, 2005, respectively. The net adjustments are the result of aggregating the distributions representing payments for services rendered by managing directors and employee members of LAM prior to May 10, 2005.

(d)	Represents a net tax expense of $474 and $463 for the three month and six month periods ended June 30, 2005, which reflects the application of the historical effective Lazard Group income tax rates against the applicable pro forma adjustments, and a $284 and $295 tax benefit reclassified from LAM minority interest for the three month and six month periods ended June 30, 2005, respectively.

(e)	Reflects net incremental interest expense related to the separation and recapitalization transactions, including the financing transactions and the amortization of capitalized costs associated with the financing transactions, estimated to aggregate $8,683 and $22,626 for the three month and six month periods ended June 30, 2005, respectively.

(f)	Reflects the net income tax impact associated with the separation and recapitalization transactions.

(g)	Represents an adjustment for Lazard Ltd entity-level taxes of $2,775 and $946 for the three month and six month periods ended June 30, 2005, respectively.

The difference between the U.S. federal statutory tax rate of 35% and Lazard Ltd’s estimated effective tax rate of 28% is primarily due to the earnings attributable to Lazard Ltd’s non-U.S. subsidiaries being taxable at rates lower than the U.S. federal statutory tax rate, partially offset by U.S. state and local taxes which are incremental to the U.S. federal statutory tax rate.

(h)	Minority interest in net income includes an adjustment for LAZ-MD Holdings’ ownership of Lazard Group common membership interests with such minority interest being the result of multiplying LAZ-MD Holdings’ ownership interests in Lazard Group, which, for pro forma purposes, was assumed to be 62.5% for the period January 1, 2005 to June 30, 2005. LAZ-MD Holdings’ ownership interests in Lazard Group are exchangeable, on a one-for-one basis, into shares of Class A common stock, and, on a fully exchanged basis, would amount to 62,500,000 shares of Class A common stock, or 62.5% of Lazard Ltd’s shares of Class A common stock outstanding.

(i)	For purposes of presentation of basic and diluted net income per share of Class A common stock, it was assumed that all Lazard Group common membership interests were exchanged into 100,000,000 shares of Class A common stock for the three month and six month periods ended June 30, 2005, respectively.

(j)	Calculated based on the weighted average basic and diluted shares outstanding, as applicable, as described in note (i) above. Net income per share of Class A common stock is not comparable to Lazard Ltd pro forma as adjusted net income per share of Class A common stock due to the effect of the recapitalization, including the equity public offering and the financing transactions, and because income from continuing operations does not reflect U.S. corporate federal income taxes since Lazard Group has operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal tax purposes, whereas Lazard Ltd income from continuing operations includes a provision in respect of such taxes.

(k)	For basic net income per share of Class A common stock, the weighted average shares outstanding reflects the 37,500,000 shares of Class A common stock outstanding immediately following the equity public offering and the IXIS private placement and recapitalization. For diluted net income per share of Class A common stock, LAZ-MD Holdings exchangeable interests are included on an as-if-exchanged basis. Shares issuable with respect to the exercise of the purchase contracts associated with the equity security units offered in the ESU offering and the IXIS ESU placement are not included because, under the treasury stock method of accounting, such securities were not dilutive.

(l)	Calculated after considering the impact of all the pro forma adjustments described above and based on the weighted average basic and diluted shares outstanding, as applicable, as described in note (k) above. See the table below for a detained reconciliation of pro forma basic to pro forma diluted net income per share of Class A common stock.

	Three Months Ended June 30, 2005				Six Months Ended June 30, 2005
	Weighted Average Shares Outstanding	Income from Continuing Operations		Pro Forma Income from Continuing Operations per share of Class A Common Stock	Weighted Average Shares Outstanding	Income from Continuing Operations		Pro Forma Income from Continuing Operations per share of Class A Common Stock
	($ in thousands, except per share data)
Amounts as reported for Basic net income per share of Class A common stock	37,500,000	$11,967		$0.32	37,500,000	$23,703		$0.63

Amounts applicable to LAZ-MD exchangeable interests:
Share of Lazard Group net income		19,192	(*)			41,800	(*)
Additional Corporate tax		864	(**)			(2,186	)(**)
Shares issuable	62,500,000				62,500,000

Amounts as reported for Diluted net income per share of Class A common stock	100,000,000	$32,023		$0.32	100,000,000	$63,317		$0.63

*	62.5% of pro forma Lazard Group income from continuing operations of $30,708 and $66,881 for the three month and six month periods ended June 30, 2005, respectively.
**	Based on pro forma Lazard Group operating income of $57,045 and $94,573 for the three month and six month periods ended June 30, 2005, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements include, but are not limited to, statements about the:

•	business’ possible or assumed future results of operations and operating cash flows,

•	business’ strategies and investment policies,

•	business’ financing plans and the availability of short-term borrowing,

•	business’ competitive position,

•	potential growth opportunities available to our businesses,

•	recruitment and retention of managing directors and employees,

•	target levels of compensation,

•	business’ potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,

•	likelihood of success and impact of litigation,

•	expected tax rate,

•	changes in interest and tax rates,

•	expectation with respect to the economy, securities markets, the market for mergers and acquisitions activity, the market for asset management activity and other industry trends,

•	effects on our businesses resulting from the separation and recapitalization transactions, including the equity public offering and the financing transactions,

•	effects of competition on our businesses, and

•	impact of future legislation and regulation on our businesses.

Lazard Ltd is committed to providing timely and accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, Lazard and its operating companies use their websites to convey information about their businesses, including the anticipated release of quarterly financial results, quarterly financial, statistical and business-related information and the posting of updates of assets under management (“AUM”) in various hedge funds and mutual funds and other investment products managed by Lazard Asset Management LLC and its subsidiaries. Monthly updates of these funds will be posted to the Lazard Asset Management website (www.lazardnet.com) by the 5th business day following the end of each month. Investors can link to Lazard and its operating company websites through www.lazard.com. Our websites and the information contained therein or connected thereto shall not be deemed to be incorporated into this quarterly report.

Completion of Separation and Recapitalization Transactions

The separation and recapitalization transactions were completed as of May 10, 2005, at which time the separated business became part of LFCM Holdings. Except as otherwise expressly noted, this quarterly report, including this MD&A and the historical consolidated financial data of Lazard Group and Lazard Ltd, reflects the historical results of operations and financial position of Lazard Group and Lazard Ltd, and includes the separated businesses in discontinued operations. In addition to other adjustments, the pro forma financial data included in this Form 10-Q reflects financial data of Lazard Group and Lazard Ltd giving effect to the separation, as well as other adjustments made as a result of the equity public offering, the financing transactions and the recapitalization.

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

Business Summary

The Company’s principal sources of revenue are derived from activities in the following business segments:

•	Financial Advisory, which includes providing advice on mergers and acquisitions (“M&A”), restructurings, capital raising and similar transactions, and

•	Asset Management which includes the management of equity and fixed income securities and merchant banking funds.

In addition, the Company records selected other activities in Corporate, including cash, certain long-term investments and the commercial banking activities of Lazard Group’s Paris-based Lazard Frères Banque SA (“LFB”). LFB is a registered bank regulated by the Banque de France. LFB’s primary commercial banking operations include the management of the treasury positions of the Company’s Paris House through its money market desk and, to a lesser extent, credit activities relating to securing loans granted to clients of Lazard Frères Gestion SAS (“LFG”) and custodial oversight over assets of various clients. In addition, LFB also operates many support functions of the Paris House. The Company also allocates outstanding indebtedness to Corporate. Accordingly, following the equity public offering, the indebtedness and interest expense related to the financing transactions is accounted for as part of Corporate.

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

For the three month period ended June 30, 2006, Financial Advisory, Asset Management and Corporate contributed approximately 68%, 33% and (1)% of consolidated net revenue, respectively, and for the six month period ended June 30, 2006, contributed approximately 67%, 35% and (2)% of consolidated net revenue, respectively.

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

Financial Advisory

For the six month period ended June 30, 2006, activity in the global M&A industry continued to be strong as evidenced by the following industry statistics regarding the volume of transactions:

	Six Months Ended June 30,
	2006	2005	% Inc. /(Dec.)
	($ in billions)
Completed M&A Transactions:
Global	$1,276	$ 854	49%
Trans-Atlantic	109	56	95%

Announced M&A Transactions:
Global	1,851	1,281	44%
Trans-Atlantic	171	54	217%

Source:	Thomson Financial as of July 20, 2006

Lazard believes that its Financial Advisory business should continue to benefit from any sustained increase in M&A volume.

Over the same time frame, financial restructuring activity remained flat, with the amount of corporate debt defaults, according to Moody’s Investors Service, Inc, at $3 billion in both periods. While the rate of global corporate debt defaults continues to be at near all time low levels, we believe our financial restructuring business should benefit from any future increase in global restructuring activity.

Asset Management

For the six month period ended June 30, 2006, activity in the global stock markets increased modestly as evidenced by the indices shown on the table below. Whereas the European markets were strong in the first quarter of 2006, performance in the second quarter softened significantly.

Market performance over the twelve month period from July 1, 2005 until June 30, 2006 was strong across global stock markets, with European indices outpacing U.S. indices.

	Percentage Change June 30, 2006 vs.
	December 31, 2005	July 1, 2005
MSCI World Index	5%	15%
CAC 40	5%	17%
DAX	5%	24%
FTSE 100	4%	14%
Dow Jones Industrial Average	4%	9%
NASDAQ	(2)%	6%
S&P 500	2%	7%

The changes in global market indices generally correspond to Lazard’s market-related changes in its AUM.

Key Financial Measures and Indicators

Net Revenue

The majority of Lazard’s Financial Advisory net revenue is earned from the successful completion of mergers, acquisitions, restructurings, capital raising and similar transactions. The main driver of Financial Advisory net revenue is overall M&A and restructuring volume, particularly in the industries and geographic markets in which Lazard focuses. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to clients, with such fees not being dependent on a specific transaction. Lazard’s Financial Advisory segment also earns revenue from public and private securities offerings in conjunction with activities of its former Capital Markets and Other segment. In general, such fees are shared equally between Lazard’s Financial Advisory and its former Capital Markets and Other segments. As a result of the consummation of the equity public offering, Lazard now has an arrangement with LFCM Holdings under which the separated Capital Markets business will continue to distribute securities in public offerings originated by Lazard’s Financial Advisory business in a manner similar to its practice prior to the equity public offering.

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

Corporate net revenue consists primarily of investment income generated from long-term investments, including principal investments that Lazard has made in merchant banking and alternative investment funds managed by the Asset Management segment, net interest income generated by LFB, interest income related to cash and interest expense related to outstanding borrowings. As a result of the consummation of the equity public offering, interest expense related to the financing transactions is now included in Corporate net revenue. Corporate net revenue can fluctuate due to mark-to-market adjustments on long-term investments, changes in interest rates and in interest rate spreads earned by LFB and changes in the levels of Lazard’s cash, long-term investments and indebtedness. In addition, during the three month and six month periods ended June 30, 2006, Corporate net revenue includes a gain of approximately $14 million, excluding transaction and other costs, relating to the termination of the Intesa joint venture (with such gain, after transaction and other costs, increasing operating income by approximately $5 million). Although Corporate net revenue during the six month period ended June 30, 2006 represented (2)% of Lazard’s net revenue, total assets in this segment represented 70% of Lazard’s consolidated total assets as of June 30, 2006, principally attributable to the relatively significant amounts of assets associated with LFB, and, to a lesser extent, cash and long-term investment balances.

Lazard expects to experience significant fluctuations in net revenue and operating income during the course of any given year. These fluctuations arise because a significant portion of Financial Advisory net revenue is earned upon the successful completion of a transaction, financial restructuring or capital raising activity, the timing of which is uncertain and is not subject to Lazard’s control. Asset Management net revenue is also subject to periodic fluctuations. Asset Management fees are generally based on AUM measured as of the end of a quarter or month, and an increase or reduction in AUM at such dates, due to market price fluctuations, currency fluctuations, net client asset flows or otherwise, will result in a corresponding increase or decrease in management fees. In addition, incentive fees earned on AUM are generally not recorded until potential uncertainties regarding the ultimate realizable amounts have been determined. For most of our funds such date is year-end, and therefore such incentive fees are recorded in the fourth quarter of Lazard’s fiscal year.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits. As a limited liability company, prior to the consummation of the equity public offering on May 10, 2005 payments for services rendered by the majority of Lazard’s managing directors were accounted for as distributions of members’ capital. In addition, subsequent to January 1, 2003, payments for services rendered by managing directors of LAM (and employee members of LAM) were accounted for as minority interest in net income. See “—Minority Interest.” Subsequent to the consummation of the equity public offering, Lazard now includes all payments for services rendered by its managing directors, including the managing directors of LAM and distributions to profit participation members, in compensation and benefits expense. As a result, while Lazard’s compensation and benefits expense and operating income for the six month period ended June 30, 2006 includes all such payments, compensation and benefits expense and operating income for the six month period ended June 30, 2005 did not include those payments for services rendered by Lazard’s managing directors prior to May 10, 2005.

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

Provision for Income Taxes

Lazard has historically operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. As a result, Lazard has not been subject to U.S. federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Outside the U.S., Lazard historically has operated principally through corporations and has been subject to local income taxes. Income taxes shown on Lazard’s consolidated statement of income for the three and six month periods ended June 30, 2005 include taxes incurred in non-U.S. entities and UBT attributable to Lazard’s operations apportioned to New York City prior to May 10, 2005.

Following the equity public offering, Lazard Group is continuing to operate in the U.S. as a limited liability company treated as a partnership for U.S. federal income tax purposes and remains subject to local income taxes outside the U.S. and to UBT. In addition, Lazard Ltd’s corporate subsidiaries are subject to additional income taxes, which taxes are reflected in its unaudited condensed consolidated statements of income for the three month and six month periods ended June 30, 2006 and, with respect to the three month and six month periods ended June 30, 2005, for the period May 10, 2005 through June 30, 2005.

Minority Interest

Minority interest consists of a number of components. As described below, amounts recorded as minority interest for the three month and six month periods ended June 30, 2006 are not comparable to amounts recorded as minority interest for the three month and six month periods ended June 30, 2005.

Commencing May 10, 2005, the Company has recorded a charge to minority interest in net income relating to LAZ-MD Holdings’ ownership interest in Lazard Group (which approximated 62.3% at June 30, 2006), with such expense amounting to $45.1 million and $82.4 million for the three month and six month periods ended June 30, 2006, respectively, versus $22.8 million recorded for both the three month and six month periods ended June 30, 2005 (which represented LAZ-MD Holdings’ ownership interest in Lazard Group for the period May 10, 2005 through June 30, 2005).

The Company consolidates various LAM related general partnership interests that it controls but does not wholly own, and its business in Italy which was 40% owned by Banca Intesa S.p.A (“Intesa”) until May 15, 2006.

As described in Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements, on May 15, 2006 Lazard Group, Lazard & Co. S.r.l. (“Lazard Italy”), an indirect subsidiary of Lazard Group, and Intesa completed the termination of their joint venture relationship in Italy. Accordingly, as a result of the termination, Lazard Group now owns 100% of Lazard Italy, and therefore minority interest excludes Intesa’s formerly owned interest in Lazard Italy.

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

Consolidated Results of Operations

Lazard’s consolidated financial statements are presented in U.S. dollars. Many of our non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. dollar, generally the currency of the country in which the subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. dollars using exchange rates as of the respective balance sheet date while revenue and expenses are translated at average exchange rates during the respective periods. Adjustments that result from translating amounts from a subsidiary’s functional currency are reported as a component of stockholders’ equity. Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included in the condensed consolidated statements of income.

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

A discussion of the Company’s consolidated results of operations for the three month and six month periods ended June 30, 2006 and 2005, is set forth below, followed by a more detailed discussion of business segment results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands)
Net Revenue:
Financial Advisory	$262,064	$211,566	$484,195	$368,825
Asset Management	127,002	108,837	251,404	215,701
Corporate	(2,158)	(3,040)	(12,433)	(7,064)

Net revenue	386,908	317,363	723,166	577,462

Operating Expenses:
Compensation and benefits (and, commencing May 10, 2005, distributions to profit participation members)(*)	234,148	161,148	434,287	267,029
Non-compensation expense	68,067	66,495	126,070	122,444

Total operating expenses	302,215	227,643	560,357	389,473

Operating Income from Continuing Operations(*)	84,693	89,720	162,809	187,989
Provision for income taxes(*)	18,734	25,463	34,674	33,266

Income from Continuing Operations Before Minority Interest in Net Income(*)	65,959	64,257	128,135	154,723
Minority interest in net income	42,414	26,346	84,904	36,606

Income from Continuing Operations(*)	23,545	37,911	43,231	118,117
Loss from Discontinued Operations(*) (net of income tax provision of $2,824 and $3,077 for the three month and six month periods ended June 30, 2005, respectively)	—	(10,318)	—	(17,168)

Net Income (Net Income Allocable to Members of Lazard Group for Periods Prior to May 10, 2005)(*)	$23,545	$27,593	$43,231	$100,949

(*)	Excludes, as applicable, with respect to the periods prior to May 10, 2005 (a) payments for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense, and (b) U.S. corporate federal income taxes, since Lazard Group has operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes.

The Company calculates operating revenue for the three month and six month periods ended June 30, 2006 and 2005 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands)
Historical total revenue	$413,292	$336,398	$773,549	$606,405
Add (deduct):
LFB interest expense	(5,174)	(6,267)	(9,049)	(10,745)
Loss (revenue) related to consolidation of LAM general partnerships	2,722		(2,537)

Operating revenue	$410,840	$330,131	$761,963	$595,660

Certain key ratios, statistics and headcount information for the three month and six month periods ended June 30, 2006 and 2005 are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
As a % of Net Revenue:
Financial Advisory	68%	67%	67%	64%
Asset Management	33	34	35	37
Corporate	(1)	(1)	(2)	(1)

Net Revenue	100%	100%	100%	100%

As a % of Net Revenue:
Operating Income	22%	28%	23%	33%

	As of June 30,
	2006	2005

Headcount:
Managing Directors:
Financial Advisory	127	132
Asset Management	43	39
Corporate	8	6
Limited Managing Directors	5	18
Other Employees:
Business segment professionals	766	793
All other professionals and support staff	1,217	1,262

Total	2,166	2,250

Revenue and Operating Expenses

Three Months Ended June 30, 2006 versus June 30, 2005

Net revenue was $387 million for the three month period ended June 30, 2006, up $70 million, or 22%, versus net revenue of $317 million in the corresponding period in 2005. During the 2006 period, Financial Advisory net revenue was $262 million, an increase of $50 million or 24% versus net revenue of $212 million in the corresponding period in 2005, with M&A net revenue having increased by $16 million or 9% and Financial Restructuring net revenue having increased by $5 million or 29%. Asset Management net revenue was $127 million, an increase of $18 million or 17%, versus net revenue of approximately $109 million in the corresponding period in 2005, with management fees having increased by $15 million or 16%, and incentive fees having increased by approximately $4 million or 140% and other net revenue having decreased by $1 million. Corporate net revenue increased by approximately $1 million.

The increase in Financial Advisory net revenue is a result of strong M&A performance, consistent with increased industry-wide completed mergers and acquisitions activity and our increased productivity, as well as improved Financial Restructuring net revenue despite the low level of debt defaults experienced in the last twelve months. Corporate Finance activity increased due to a large number of fund closings by our private fund advisory group.

The increase in Asset Management net revenue from management fees is principally attributed to a $9.9 billion, or 12%, increase in average AUM for the three month period ended June 30, 2006 as compared to the three month period ended June 30, 2005.

The increase in Corporate net revenue is principally due to the net impact of a gain of approximately $14 million (excluding transaction and other costs) recognized on the termination of the Intesa joint venture (see “—Liquidity and Capital Resources” below) being offset by (i) $8 million of incremental interest expense on financings primarily related to the issuance of debt and equity security units that occurred on May 10, 2005 in connection with the equity public offering and recapitalization, with such debt and equity security units outstanding for the full period in 2006 as compared to only part of the 2005 period and (ii) lower net investment gains in the 2006 period versus 2005.

Compensation and benefits expense was $234 million for the three month period ended June 30, 2006, an increase of $73 million, or 45%, versus expense of $161 million in the corresponding period in 2005. The increase was primarily due to higher performance-based bonus awards consistent with the increase in operating revenues as well as the Company’s inclusion, for the period subsequent to the consummation of the equity public offering, of all payments for services rendered by our managing directors in compensation and benefits expense, including distributions to profit participation members and payments for services rendered by managing directors of LAM (and employee members of LAM), the latter of which previously had been accounted for as minority interest in net income. Headcount (including managing directors and all other employees) as of June 30, 2006 was 2,166 down 84 versus headcount as of June 30, 2005, representing reductions principally in Financial Advisory and support personnel. Asset Management headcount increased as a result of hirings in selected areas.

Non-compensation expense was $68 million or 16.6% of operating revenue of $411 million in the three month period ended June 30, 2006, compared with $66 million or 20.1% of operating revenue of $330 million for the corresponding period in 2005. The decrease in the ratio is due to the operating leverage from higher operating revenues.

For the three month period ended June 30, 2006, the majority of the non-compensation expense categories were flat versus the comparable period in 2005 with the exception of professional fees, which increased $6 million versus the 2005 period, offset by a decrease in other expenses of $5 million versus the 2005 period. The increase in professional fees was principally due to consulting fees related to the Company’s activities to comply with the Sarbanes-Oxley Act of 2002, various legal fees, including those related to the termination of the Intesa joint venture, and fees for outsourced services. The decrease in other expenses was principally due to declines in insurance expense, unrecovered VAT expense, unrecoverable deal-related expenses, and various other miscellaneous expenses.

Operating income, including the one-time gain on termination of the Intesa joint venture as described above, which, after transaction and other costs, served to increase operating income by approximately $5 million, was $85 million for the three month period ended June 30, 2006, a decrease of $5 million, or 6% lower than operating income of $90 million for the corresponding period in 2005. Operating income as a percentage of net revenue was 22% for the second quarter of 2006 versus 28% for the corresponding period in 2005, with the decrease in operating income and the relative margin primarily resulting from the increase in compensation and benefits expense described above partially offset by the increase in revenues. As stated above, historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Revenue and Operating Expenses

Six Months Ended June 30, 2006 versus June 30, 2005

Net revenue was $723 million for the six month period ended June 30, 2006, up $146 million, or 25%, versus net revenue of $577 million in the corresponding period in 2005. During the 2006 period, Financial Advisory net revenue was $484 million, an increase of $115 million or 31% versus net revenue of $369 million in the corresponding period in 2005, with M&A net revenue having increased by $88 million or 29% and Financial Restructuring net revenue having decreased by $6 million or 14%. Asset Management net revenue was $251 million, an increase of approximately $36 million or 17%, versus net revenue of approximately $216 million in the corresponding period in 2005, with management fees having increased by $23 million or 12%, and incentive fees having increased by approximately $6 million or 76% and other net revenue having increased by $6 million. Corporate net revenue decreased by $5 million.

The increase in Financial Advisory net revenue is a result of both strong M&A performance in the first and second quarters of 2006 and Corporate Finance activity due to a large number of fund closings by our private fund advisory group. With respect to Financial Restructuring, the decline in net revenue is due in part to the near all time low levels of corporate debt defaults experienced over the last year as well as the timing of Financial Restructuring closings in 2006 versus the 2005 period.

The increase in Asset Management net revenue from management fees is principally attributed to a $7.2 billion, or 8%, increase in average AUM for the six month period ended June 30, 2006 as compared to the six month period ended June 30, 2005.

The decrease in Corporate net revenue is primarily due to $22 million of incremental interest expense on financings primarily related to the issuance of debt and equity security units that occurred on May 10, 2005 in connection with the equity public offering and recapitalization, with such debt and equity security units outstanding for the full period in 2006 as compared to only part of the 2005 period partially offset by (i) the $14 million gain (excluding transaction and other costs) on the termination of the Intesa joint venture and (ii) increased net investment gains in the 2006 period versus 2005.

Compensation and benefits expense was $434 million for the six month period ended June 30, 2006, an increase of $167 million, or 63%, versus expense of $267 million in the corresponding period in 2005. The increase was primarily due to higher performance-based bonus awards consistent with the increase in operating revenues as well as the Company’s inclusion, for the period subsequent to the consummation of the equity public offering, of all payments for services rendered by our managing directors in compensation and benefits expense, including distributions to profit participation members and payments for services rendered by managing directors of LAM (and employee members of LAM), the latter of which previously had been accounted for as minority interest in net income.

Non-compensation expense was $126 million or 16.5% of operating revenue of $762 million in the six month period ended June 30, 2006, compared with $122 million or 20.6% of operating revenue of $596 million for the corresponding period in 2005. The decrease in the year-to-date ratio is due to the operating leverage from higher operating revenues. For the six month period ended June 30, 2006, the majority of the non-compensation expense categories were flat versus the comparable period in 2005 with the exception of professional fees which increased $12 million versus the 2005 period, partially offset by a decrease in other expenses of $9 million versus the 2005 period. The increase in professional fees was due to consulting fees related to the Company’s activities to comply with the Sarbanes-Oxley Act of 2002, various legal fees, including costs related to the termination of the Intesa joint venture, recording of a commitment to a former managing director, and increased fees relating to outsourced services. The decrease in other expenses primarily reflects the recovery of VAT costs expensed in prior years, and declines in unrecoverable deal-related expenses and insurance expense.

Operating income, including the one-time gain on termination of the Intesa joint venture as described above, which, after transaction and other costs, served to increase operating income by approximately $5 million, was $163 million for the six month period ended June 30, 2006, a decrease of $25 million, or 13% lower than operating income of $188 million for the corresponding period in 2005. Operating income as a percentage of net revenue was 23% for the first six months of 2006 versus 33% for the corresponding period in 2005, with the decrease in operating income and the relative margin primarily resulting from the increase in compensation and benefits expense described above partially offset by the increase in revenues. As stated above, historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Income Taxes

For the three month period ended June 30, 2006, the provision for income taxes was $19 million, a decrease of approximately $6 million versus $25 million for the corresponding period in 2005. For the six month period ended June 30, 2006, the provision for income taxes was $35 million, an increase of approximately $2 million versus $33 million for the corresponding period in 2005. The decrease in the three month period of 2006 was principally due to decreased tax provisions recorded for those locations that are subject to corporate income taxes. The increase in the six month period of 2006 are primarily due to increased tax provisions recorded for locations that are subject to corporate income taxes, as well as additional entity level income taxes incurred in Lazard Ltd.

Minority Interest

For the three month period ended June 30, 2006, minority interest in net income was $42 million, an increase of $16 million versus $26 million for the 2005 period. For the six month period ended June 30, 2006, minority interest was $85 million, an increase of $48 million versus $37 million for the corresponding period in 2005. The increase in both the three month and six month periods was principally due to the minority interest in net income related to LAZ-MD Holdings’ ownership interest (62.3% as of June 30, 2006) of Lazard Group, commencing May 10, 2005. This increase was partially offset by there being no expense relating to the minority interest in net income associated with the Intesa joint venture in the three month and six month periods ended June 30, 2006 as well as compensation for LAM members now being recorded in compensation and benefits expense commencing with the consummation of the equity public offering on May 10, 2005, while, prior thereto, such amounts were recorded in minority interest in net income. In addition, minority interest also includes an approximate $3 million benefit and a $3 million expense recorded for the three month and six month periods ended June 30, 2006, respectively, representing the elimination of revenue from LAM general partnerships held directly by certain of our LAM managing directors, with no comparable amounts recorded in the 2005 periods. As described above, amounts recorded as minority interest in net income for periods prior to May 10, 2005 are not comparable to amounts recorded as minority interest in net income for periods commencing May 10, 2005.

Discontinued Operations

The Company had no income from discontinued operations during the three month and six month periods ended June 30, 2006, versus losses from discontinued operations of $10 million and $17 million, respectively, for the corresponding periods in 2005.

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

Financial Advisory

The following table summarizes the operating results of the Financial Advisory segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands)
M&A	$197,856	$182,007	$391,839	$304,318
Financial Restructuring	21,047	16,263	34,640	40,411
Corporate Finance and Other	43,161	13,296	57,716	24,096

Net Revenue	262,064	211,566	484,195	368,825

Direct Compensation and Benefits and, commencing May 10, 2005, distributions to profit participation members	147,203	89,027	266,368	138,912
Other Operating Expenses(a)	44,450	51,441	89,555	98,973

Total Operating Expenses	191,653	140,468	355,923	237,885

Operating Income	$70,411	$71,098	$128,272	$130,940

Operating Income as a Percentage of Net Revenue	27%	34%	26%	36%

			As of June 30,
			2006	2005
Headcount (b):
Managing Directors			127	132
Limited Managing Directors			2	4
Other Employees:
Business segment professionals			475	510
All other professionals and support staff			303	317

Total			907	963

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(b)	Excludes headcount related to indirect support functions. Such headcount is included in the Corporate headcount.

Net revenue trends in Financial Advisory for M&A and Financial Restructuring generally are correlated to the volume of completed industry-wide mergers and acquisitions activity and restructurings occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, material variances in the level of mergers and acquisitions activity in a particular geography where Lazard has significant market share or the number of its advisory engagements with respect to larger-sized transactions can cause its results to diverge from industry-wide activity. Certain Lazard client statistics are set forth below:

	Six Months Ended June 30,
	2006	2005
Lazard Statistics:
Number of Clients:
Total	290	278
With Fees Greater than $1 million	103	82
Percentage of Total Fees from Top 10 Clients	28%	35%
Number of M&A Transactions Completed Greater than $1 billion	27	16

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms. The offices that generate Financial Advisory net revenue are located in North America, Europe (principally in the U.K., France, Italy, Spain and Germany) and the rest of the world (principally in Asia).

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
North America	60%	36%	59%	40%
Europe	38	62	39	58
Rest of World	2	2	2	2

Total	100%	100%	100%	100%

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

Financial Advisory Results of Operations

Three Months Ended June 30, 2006 versus June 30, 2005

In the 2006 period, Financial Advisory net revenue was $262 million, an increase of $50 million or 24% versus net revenue of $212 million in the corresponding period in 2005. M&A net revenue of $198 million increased $16 million, or 9% versus the corresponding period in 2005. The increase in M&A net revenue was accompanied by a $5 million, or 29%, increase in Financial Restructuring net revenue versus the corresponding period in 2005. Corporate Finance and Other net revenue of $43 million increased by approximately $30 million or 225% versus net revenue of $13 million in the 2005 period principally as a result of a higher level of private equity fund raising.

The increase in M&A net revenue is a result of both strong M&A performance, consistent with increased industry-wide completed mergers and acquisitions activity, and our increased productivity. Lazard’s M&A

Group advised on a number of the second quarter of 2006’s major completed transactions, including SuperValu in its $17.4 billion acquisition of Albertsons, Eiffage and Macquarie in their $14.3 billion acquisition of Autoroutes Paris Rhin Rhône, Duke Energy in its $14.1 billion merger with Cinergy, Sprint Nextel in its $10 billion purchase of Nextel Partners and Jefferson Pilot in its $7.5 billion merger with Lincoln Financial. Other clients with whom we transacted significant business with during the second quarter of 2006 included Abbott Laboratories, European Aeronautic Defence & Space, Fisher Scientific, Gambro AB, Pfizer, RBEF Limited, and Wendel Investissement.

Financial Restructuring net revenue increased as compared to the three month period ended June 30, 2005, despite the low level of debt defaults experienced in the last twelve months. Recently completed assignments as well as those we continue to be involved with include the UAW, Lufthansa, Northwestern Corp., O’Sullivan Industries, Primus Telecommunications, among others.

The increases in M&A and Financial Restructuring were accompanied by increases in Corporate Finance principally from our private equity fund raising group, which advised on a number of large fund closings in the 2006 period, including Francisco Partners and TDR Capital.

Operating expenses were $192 million in the 2006 period, an increase of approximately $51 million, or 36%, versus operating expenses of $140 million in the corresponding period in 2005. Compensation and benefits expense increased by $58 million or 65% as compared to the corresponding period in 2005, primarily reflecting higher performance-based bonus awards consistent with the increase in operating revenues as well as the inclusion, for the period subsequent to the consummation of the equity public offering, of all payments for services rendered by our managing directors, including distributions to profit participation members, in compensation and benefits expense. Other operating expenses decreased by $7 million or 14% principally due to declines in premises costs, unrecovered VAT expense, unrecoverable deal-related expenses, and support costs.

Financial Advisory operating income was $70 million for the 2006 period, essentially flat versus the corresponding period in 2005. Operating income as a percentage of segment net revenue was 27% for 2006 versus 34% in the corresponding period in 2005, with the increase in recorded compensation expense in the 2006 period being partially offset by the leverage resulting from higher revenues. As stated above, historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Six Months Ended June 30, 2006 versus June 30, 2005

In the 2006 period, Financial Advisory net revenue was $484 million, an increase of $115 million or 31% versus net revenue of $369 million in the corresponding period in 2005. M&A net revenue of $392 million increased $88 million, or 29% versus the corresponding period in 2005, driven by the continued improved environment for mergers and acquisitions activity and by improved productivity of our managing directors. The increase in M&A net revenue was partially offset by a $6 million, or 14%, decrease in Financial Restructuring net revenue versus the corresponding period in 2005. Corporate Finance and Other net revenue increased by approximately $34 million or 140% principally as a result of a higher level of private equity fund raising.

Operating expenses were $356 million in 2006 period, an increase of $118 million, or 50%, versus operating expenses of $238 million in the corresponding period in 2005. Compensation and benefits expense increased by $127 million or 92% as compared to the corresponding period in 2005. The increase was principally due to the inclusion, for the period subsequent to the consummation of the equity public offering, of all payments for services rendered by our managing directors, including distributions to profit participation members, in compensation and benefits expense. In addition, performance-based bonus awards increased in the 2006 period consistent with the increase in operating revenues. Other operating expenses decreased by $9 million or 10% principally due to the recovery of VAT costs expensed in prior years, and declines in premises costs, unrecoverable deal-related expenses, and support costs.

Financial Advisory operating income was $128 million for the 2006 period, $3 million lower than the corresponding period in 2005. Operating income as a percentage of segment net revenue was 26% for 2006 versus 36% in the corresponding period in 2005, with the increase in recorded compensation expense in the 2006 period being partially offset by the leverage resulting from higher revenues. As stated above, historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	June 30, 2006	December 31, 2005
	($ in millions)
AUM:
International Equities	$44,845	$42,104
Global Equities	19,013	15,872
U.S. Equities	12,733	12,920

Total Equities	76,591	70,896

International Fixed Income	7,381	6,604
Global Fixed Income	1,540	2,135
U.S. Fixed Income	2,108	2,374

Total Fixed Income	11,029	11,113

Alternative Investments	3,718	3,394
Merchant Banking	821	826
Cash Management	1,742	2,005

Total AUM	$93,901	$88,234

Average AUM for the three month and six month periods ended June 30, 2006 and 2005, is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in millions)
Average AUM	$94,517	$84,634	$92,423	$85,235

The following is a summary of changes in AUM for the three month and six month periods ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in millions)
AUM—Beginning of Period	$95,133	$86,257	$88,234	$86,435
Net Flows	(1,573)	(2,943)	(710)	(2,577)
Market Appreciation (Depreciation)	(212)	357	5,545	290
Foreign Currency Adjustments	553	(659)	832	(1,136)

AUM—End of Period	$93,901	$83,012	$93,901	$83,012

AUM as of June 30, 2006 was $93.9 billion, up $5.7 billion from AUM of $88.2 billion as of December 31, 2005. Merchant banking AUM as of June 30, 2006 and December 31, 2005 includes approximately $0.5 billion of assets held by an investment company for which Lazard may earn carried interests. During the six month period ended June 30, 2006, market appreciation of $5.5 billion was accompanied by the positive impact of changes in foreign currency exchange rates of approximately $0.8 billion, partially offset by net outflows of $0.7 billion. Net outflows were experienced primarily International and Global Equity products, partially offset by inflows in Emerging Markets, Global Thematic Equity, U.K. and European Equity products.

For the three month period ended June 30, 2006, average AUM was $94.5 billion, an increase of approximately $9.9 billion, or 12%, versus $84.6 billion in the corresponding period in 2005. For the six month period ended June 30, 2006, average AUM was $92.4 billion, an increase of approximately $7.2 billion or 8% versus $85.2 billion in the corresponding period in 2005.

The following table summarizes the operating results of the Asset Management segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands)
Management Fees	$112,203	$97,032	$216,008	$192,778
Incentive Fees	7,456	3,113	13,939	7,933
Other	10,065	8,692	18,920	14,990

Sub-Total	129,724	108,837	248,867	215,701
LAM GP-Related Revenue/(Loss)	(2,722)	—	2,537	—

Net Revenue	127,002	108,837	251,404	215,701

Direct Compensation and Benefits, and, commencing May 10, 2005, distributions to profit participation members	59,180	44,473	112,990	78,213
Other Operating Expenses(a)	39,822	39,580	78,442	75,823

Total Operating Expenses	99,002	84,053	191,432	154,036

Operating Income	$28,000	$24,784	$59,972	$61,665

Operating Income as a Percentage of Net Revenue	22%	23%	24%	29%

			As of June 30,
			2006	2005
Headcount(b):
Managing Directors			43	39
Limited Managing Directors			2	2
Other Employees:
Business segment professionals			279	271
All other professionals and support staff			326	323

Total			650	635

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(b)	Excludes headcount related to indirect support functions. Such headcount is included in the Corporate headcount.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
North America	53%	55%	56%	58%
Europe	38	35	36	33
Rest of World	9	10	8	9

Total	100%	100%	100%	100%

Asset Management Results of Operations

Three Months Ended June 30, 2006 versus June 30, 2005

Asset Management net revenue was $127 million for the 2006 period, an increase of $18 million, or 17%, versus net revenue of approximately $109 million for the corresponding period in 2005. Management fees for the 2006 period were $112 million, up $15 million, or 16%, slightly higher than the increase in average AUM for the corresponding period in 2005 principally due to a shift in AUM to higher fee based products. Incentive fees earned for the 2006 period were $7 million, an increase of $4 million versus approximately $3 million recorded for the corresponding period in 2005 due to better performance in certain funds that provide for such incentive fees with a measurement date in the respective three month periods. Other income was $10 million, an increase of $1 million. In addition, during the three month period ended June 30, 2006, a loss of approximately $3 million from LAM general partnerships held directly by certain of our LAM managing directors was recorded, which is also added as minority interest benefit in net income.

Operating expenses were $99 million for the 2006 period, an increase of $15 million, or 18%, versus operating expenses of $84 million for the corresponding period in 2005. Compensation and benefits expense increased by $15 million or 33% as compared to the corresponding period in 2005. The increase was principally due to higher performance-based bonus awards, consistent with the increase in operating revenues, as well as the inclusion, for periods subsequent to the consummation of the equity public offering, of all payments for services rendered by managing directors of LAM (and employee members of LAM), including distributions to profit participation members, in compensation and benefits expense which had previously been accounted for as minority interest in net income. Other operating expenses were flat versus the corresponding period in 2005.

Asset Management operating income was $28 million for 2006 period, an increase of $3 million, or 13%, versus operating income of $25 million for the corresponding period in 2005. Operating income as a percentage of segment net revenue was 22% for the 2006 period versus 23% for the corresponding period in 2005, with the decline in the 2006 period attributable to the increase in recorded compensation expense in the 2006 period as described above, partially offset by higher revenues for the corresponding period in 2005. As stated above, historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Six Months Ended June 30, 2006 versus June 30, 2005

Asset Management net revenue was $251 million for the 2006 period, an increase of $36 million, or 17%, versus net revenue of approximately $216 million for the corresponding period in 2005. Management fees for the 2006 period were $216 million, up $23 million, or 12%, slightly higher than the increase in average AUM for the corresponding period in 2005 principally due to a shift in AUM to higher fee based products. Incentive fees earned for the 2006 period were $14 million, an increase of $6 million versus approximately $8 million recorded for the corresponding period in 2005 due to better performance in certain funds that provide for such incentive fees with a measurement date in the respective six month periods. Other income was $19 million, an increase of $4 million. In addition, during the six month period ended June 30, 2006, revenue of approximately $3 million was recorded from LAM general partnerships held directly by certain of our LAM managing directors, and was also deducted as minority interest expense in net income.

Operating expenses were $191 million for the 2006 period, an increase of $37 million, or 24%, versus operating expenses of $154 million for the corresponding period in 2005. Compensation and benefits expense increased by $35 million or 44% as compared to the corresponding period in 2005. The increase was principally due to the inclusion, for periods subsequent to the consummation of the equity public offering, of all payments for services rendered by managing directors of LAM (and employee members of LAM), including distributions to profit participation members, in compensation and benefits expense which had previously been accounted for as minority interest in net income as well as from increases in performance-based bonus awards as a result of the increase in operating revenues. Other operating expenses increased by $3 million or 3% versus the corresponding period in 2005, principally due to higher professional fees for outsourced services and legal fees.

Asset Management operating income was $60 million for 2006 period, a decrease of approximately $2 million, or 3%, versus operating income of $62 million for the corresponding period in 2005. Operating income as a percentage of segment net revenue was 24% for the 2006 period versus 29% for the corresponding period in 2005, with the decline in the 2006 period attributable to the increase in recorded compensation expense in the 2006 period as described above, partially offset by higher revenues for the corresponding period in 2005. As stated above, historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

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

Cash and cash equivalents were $442 million at June 30, 2006, a decrease of $50 million versus cash and cash equivalents of $492 million at December 31, 2005. During the six month period ended June 30, 2006, cash of $39 million was provided by operating activities, comprised of (i) $43 million provided from net income, (ii) approximately $89 million provided by noncash charges, principally consisting of depreciation and amortization of $7 million relating to property, $11 million relating to the amortization of deferred expenses, stock units and an interest rate hedge, and approximately $85 million relating to minority interest in net income, with these items being partially offset by the $14 million gain on the termination of the Intesa joint venture, and (iii) partially offset by $93 million being used by net changes in other operating assets and operating liabilities. Cash of $3 million was used for investing activities, principally for net acquisitions of property. Financing activities during the period used cash of $94 million, primarily for distributions to members and minority interest holders, as well as repayments of senior borrowings and Class A common stock dividends. Exchange rate changes provided cash of $8 million. The Company traditionally makes payments for employee bonuses and distributions to members and minority interest holders primarily in the first four months of the year with respect to the prior year’s results.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. We maintain lines of credit in excess of anticipated liquidity requirements. As of June 30, 2006, Lazard had $236 million in unused lines of credit available to it, including $52 million of unused lines of credit available to LFB.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, including use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months and beyond. As noted above, we intend to maintain lines of credit that can be utilized should the need arise. Concurrent with the equity public offering, Lazard Group entered into a five year, $125 million senior revolving credit facility with a group of lenders, with such revolving credit facility being amended on May 17, 2006 to provide for aggregate commitments of $150 million. As of June 30, 2006 there were no amounts outstanding under this credit facility. The senior revolving credit facility contains customary affirmative and negative covenants and events of default for facilities of this type. In addition, the senior revolving credit facility, among other things, limits the ability of the borrower to incur debt, grant liens, pay dividends, enter into mergers or to sell all or substantially all of its assets and contains financial covenants that must be maintained. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources in addition to any new credit facilities.

On May 15, 2006, Lazard Group completed the termination of its joint venture relationship with Intesa, in accordance with the provisions of the Termination Agreement, dated as of March 31, 2006, by and among Intesa, Lazard Group and Lazard Italy. In connection with the termination, the following adjustments were made to the terms of Intesa’s investment in Lazard Italy and Lazard Funding:

•	The existing $150 million subordinated convertible note of Lazard Funding Limited LLC, a wholly-owned subsidiary of Lazard Group, held by Intesa was amended and restated, among other things, to provide for its convertibility into shares of Class A common stock at an effective conversion price of $57 per share. The amended $150 million subordinated convertible note (the “Amended $150 million Subordinated Convertible Note”) matures on September 30, 2016 and has a fixed interest rate of 3.25% per annum. One-third in principal amount will generally be convertible after July 1, 2008, an additional one-third after July 1, 2009 and the last one-third after July 1, 2010, and no principal amount will be convertible after June 30, 2011. Lazard Ltd will enter into a Registration Rights Agreement with Intesa providing for certain customary registration rights with respect to the shares of Class A common stock Intesa receives upon conversion. The Guaranty of the existing note by Lazard Group was also amended and restated to reflect the terms of the Amended $150 million Subordinated Convertible Note. The covenants and events of default in the Amended $150 million Subordinated Convertible Note were not materially changed.

•	Intesa’s 40% equity interest in Lazard Italy and the $50 million Subordinated Promissory Note of Lazard Italy held by Intesa were acquired by Lazard Group in exchange for the issuance to Intesa of a $96 million senior promissory note of Lazard Group due February 28, 2008 (the “$96 million Senior Promissory Note”) and a $50 million subordinated promissory note of Lazard Group due February 28, 2008 (the “$50 million Subordinated Promissory Note”), respectively. The $96 million Senior Promissory Note and the $50 million Subordinated Promissory Note have fixed interest rates of 4.25% and 4.6% per annum, respectively, and each Note contains customary events of default for indebtedness of its type. On May 15, 2006, Intesa sold and assigned all its rights and interests relating to the $96 million Senior Promissory Note and the $50 million Subordinated Promissory Note to a commercial bank.

•	Lazard Group paid Intesa an amount equal to a 3% annualized return on the Intesa JV Interest from April 1, 2006 through the termination closing and the accrued and unpaid interest on the $50 million Subordinated Promissory Note as of the termination closing.

As a result of the termination of the joint venture relationship and Lazard Group’s repurchase of the Intesa JV Interest, the Company realized a gain of approximately $14 million, excluding transaction and other costs, which is included in “revenue—other” on the unaudited condensed consolidated statements of income for the three month and six month periods ended June 30, 2006 and, after transaction and other costs, this transaction increased operating income by approximately $5 million in the respective periods. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.

As of June 30, 2006, Lazard was in compliance with all of its obligations under its various borrowing arrangements.

On February 7, 2006, the Board of Directors of Lazard Ltd authorized the repurchase of up to $100 million in aggregate cost of the Lazard Ltd’s Class A common stock. The Company’s intention is that the share repurchase program will be used primarily to offset shares to be issued under Lazard Ltd’s 2005 Equity Incentive Plan. Purchases may be made in the open market or through privately negotiated transactions in 2006 and 2007. During the second quarter of 2006, Lazard Group purchased 115,000 shares of Class A common stock in the open market at an average price of $36.34 per share.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of December 31, 2005:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years		3-5 Years	More than 5 Years
	($ in thousands)
Operating Leases (exclusive of $70,546 of sublease income)	$491,977	$57,815	$107,637		$84,334	$242,191
Capital Leases (including interest)	34,584	2,491	4,982		4,982	22,129
Senior Debt (including interest)	1,458,307	72,754	555,730	(a)	108,376	721,447
Subordinated Loans (including interest)	258,192	6,000	60,644	(b)	9,000	182,548	(b)
Repurchase of Equity Interest in Lazard Italy	100,000		100,000	(b)
Merchant Banking Commitments—LAI managed funds (c)	126,289	44,118	82,171
Merchant Banking Commitments—company sponsored funds	4,622	3,873			716	33
Contractual Commitments to Managing Directors, Senior Advisors, Employees and Other (d)	83,395	50,939	29,995		1,016	1,445

Total (e)	$2,557,366	$237,990	$941,159		$208,424	$1,169,793

(a)	Includes $437.5 million relating to Lazard Group Notes issued in connection with the issuance of the ESUs, for which the maturity date of the debt component can vary based on a remarketing of the Lazard Group Notes, and will mature (1) in the event of a successful remarketing, on any date no earlier than May 15, 2010 and no later than May 15, 2035, as we may elect, (2) in the event of a failed remarketing, on May 15, 2008 and (3) otherwise on May 15, 2035. While the Company currently expects a successful remarketing of the Lazard Group Notes, for purposes of the table above, a maturity in 2008, the earliest possible date, was assumed to be the maturity date of the Lazard Group Notes.
(b)	The contractual obligation table above is based on amounts outstanding as of December 31, 2005, including the then estimated amount required to repurchase the equity interest in Lazard Italy. Accordingly, the table does not include developments subsequent to December 31, 2005 relating to the Termination Agreement entered into with Intesa on May 15, 2006. See “—Liquidity and Capital Resources” and Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements. The table includes interest expense based on the terms in effect as of December 31, 2005, which provided for interest on (i) the $50 million subordinated promissory note at its fixed rate of interest of 3.0% per annum through February 4, 2008 and (ii) the $150 million subordinated convertible note through its scheduled maturity date of March 26, 2018, at its minimum annual interest rate of 3% per annum based on the terms in effect as of December 31, 2005. See Note (e) 8 below for information relating to the termination of the Intesa joint venture.
(c)

Pursuant to the business alliance agreement, Lazard Group has commitments to fund certain investment funds managed by Lazard Alternative Investments Holdings LLC (“LAI”). Amounts in the table above relate to (1) obligations related to Corporate Partners II Limited, a private equity fund formed on February 25, 2005, with $1 billion of institutional capital commitments and a $100 million capital commitment from us, the principal portion of which may require funding at any time through 2010 (as of June 30, 2006, Lazard Group contributed approximately $0.1 million of its capital commitment). For purposes of the table above, Lazard’s remaining commitment of approximately $99.9 million as of December 31, 2005 is estimated to be funded in the amounts of $37.5 million, $37.5 million, and $24.9 million in the years ending December 31, 2006, 2007 and 2008, respectively; (2) obligations related to the Lazard Senior Housing Partners LP, a private equity fund formed in July 2005, with capital commitments of $201 million, including, as estimated as of December 31, 2005, a minimum and maximum capital commitment from us of $10 million and $27 million, respectively, the principal portion of which will require funding at any time through 2008 (as of December 31, 2005, Lazard Group contributed its initial capital commitment which amounted to approximately $0.6 million and, in addition, pursuant to a January 2006 capital call, the Company funded an additional $1.6 million in the six month period ended June 30, 2006). For purposes of this table, included is the then estimated maximum remaining commitment of $27 million and Lazard’s remaining maximum commitment of approximately $26.4 million as of December 31, 2005 is estimated to be funded in the amounts of $6.6 million, $18.7 million, and $1.1 million in the years ending December 31, 2006, 2007 and 2008, respectively.

(d)	The Company has agreements for the years shown in the table above relating to future minimum distributions to certain managing directors and compensation to certain employees incurred for the purpose of recruiting and retaining these senior professionals. Also included are guaranteed compensation arrangements with advisors and a commitment to a former managing director.
(e)	The table above does not include:
(1)	any contingent obligations relating to the LAM equity rights;
(2)	any potential payment related to the IXIS cooperation arrangement (the level of this contingent payment to IXIS would depend, among other things, on the level of revenue generated by the cooperation activities, and the potential payment is limited, as of June 30, 2006, to a maximum of approximately €9 million (subject to further reduction in certain circumstances) which would only occur if the cooperation activities generate no revenue over the course of the remaining initial period of such activities, the cooperation agreement is not renewed and Lazard Ltd’s stock price fails to sustain certain price levels);
(3)	any contingent limited partner capital commitments as described in Note 7 of Notes to Consolidated Financial Statements included in the Form 10-K;
(4)	interest expense relating to Lazard Group’s revolving credit agreement, which is a variable rate obligation;
(5)	the lending commitments and indemnifications provided by LFB to third parties as described in Note 12 of Notes to Consolidated Financial Statements included in the Form 10-K;
(6)	reduction of the Company’s maximum commitment related to Lazard Senior Housing Partners LP described in note (c)(2) above, from $27 million to $10 million, with such latter amount now estimated to be funded during the years ending December 31, 2006, 2007 and 2008 in the amounts of $6 million, $3 million and $1 million, respectively;
(7)	additional guaranteed compensation arrangements entered into during the six month period ended June 30, 2006, that requires additional payments of $11.9 million and $4.6 million for 2006 and 2007, respectively; and
(8)	additional indebtedness and changes to the terms of existing indebtedness resulting from the May 15, 2006 termination of the Intesa joint venture relationship (see Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements). Such additional indebtedness relates to the $96 million Senior Promissory Note due February 28, 2008, with interest expense at the rate of 4.25% per annum. Changes to the terms of existing indebtedness relates to (i) the $50 million Subordinated Promissory Note, the maturity date for which was changed to February 28, 2008 and the interest rate for which was changed to 4.6% per annum and (ii) the Amended $150 million Subordinated Convertible Note, the maturity date for which was changed to September 30, 2016, and the interest rate for which was fixed at 3.25% per annum.

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

At June 30, 2006, substantially all of the $405 million of securities owned, at fair value, were fixed-income securities within LFB’s portfolio, 93% of which were rated investment grade credit quality. At December 31, 2005, substantially all of the $272 million of securities owned, at fair value, were fixed-income securities within the LFB portfolio, 92% of which were rated investment grade credit quality.

At June 30, 2006 and December 31, 2005, derivative contracts, all of which related to LFB’s operations and which are recorded at fair value, were as follows:

	June 30, 2006	December 31, 2005

	($ in thousands)
Assets:
Interest rate swap contracts	$1,301	$186

Liabilities:
Interest rate swap contracts	$614	$3,028

The primary market risks associated with LFB’s securities inventory, foreign exchange, hedging and securities financing activities are sensitivity to changes in the general level of credit spreads and, with respect to foreign currency risk, specific exchange rate spreads. The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions.

•	LFB’s annual interest rate risk, as measured by a 1% +/– change in interest rates, amounted to approximately $250 thousand and $93 thousand as of June 30, 2006 and December 31, 2005, respectively.

•	Foreign currency risk associated with LFB’s open positions, in aggregate, as measured by a 2% +/- change against the U.S. dollar, amounted to approximately $18 thousand and $2 thousand as of June 30, 2006 and December 31, 2005, respectively.

LFB fully collateralizes its repurchase transactions with fixed income securities.

Risks Related to Receivables

We maintain an allowance for bad debts to provide coverage for probable losses from our fee and customer receivables, including our lending portfolio in LFB. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where, in our judgment, the receivables are impaired. At June 30, 2006 total receivables amounted to $859 million, net of an allowance for bad debts of $14 million. As of that date, inter-bank lending, financial advisory and asset management fee, customer receivables and related party receivables comprised 56%, 35%, 7% and 2% of total receivables, respectively. At December 31, 2005 total receivables amounted to $748 million, net of allowance for bad debts of $13 million. As of that date, inter-bank lending, financial advisory and asset management fee, and customer receivables and related party receivables comprised 46%, 38%, 9% and 7% of total receivables, respectively. Historically, the vast majority of financial advisory and asset management fee receivables are collected with 60 days of invoice.

Credit Concentration

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At June 30, 2006 the Company had no exposure to an individual counterparty that exceeded $41 million, in the aggregate, excluding inter-bank counterparties.

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

Operational Risks

Operational risk is inherent in all our businesses and may, for example, manifest itself in the form of errors, breaches in the system of internal controls, business interruptions, fraud or legal actions due to operating deficiencies or noncompliance. The Company maintains a framework including policies and a system of internal controls designed to monitor and manage operational risk and provide management with timely and accurate information. Management within each of the operating companies is primarily responsible for its operational risk programs. The Company has in place a business continuity and disaster recovery programs that manages its capabilities to provide services in the case of a disruption. We purchase insurance programs designed to protect the Company against accidental loss and losses, which may significantly affect our financial objectives, personnel, property, or our ability to continue to meet our responsibilities to our various stakeholder groups.

Recently Issued Accounting Standards

Share-Based Payments—In December 2004, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 123R, “Share-Based Payments” (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related guidance. SFAS 123R is effective for the Company’s fiscal year beginning January 1, 2006. Prior to May 10, 2005, the date of the equity public offering, Lazard operated as a series of related partnerships under the control of the partners and Lazard did not have a capital structure that permitted share based compensation. In connection with equity awards granted pursuant to the Company’s 2005 Equity Incentive Plan (described in more detail in Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements), the Company adopted the fair value recognition provisions under SFAS 123. Accordingly, subsequent to the dates of grant during 2005, Lazard recognized in compensation expense the amortized portion of the fair value of the equity awards, net of an estimated forfeiture rate, over the service period specified in the award.

Effective for the first quarter of 2006, Lazard adopted SFAS 123R. Under SFAS 123R, share-based awards that do not require future service are expensed immediately. Share-based employee awards that require future service are amortized over the requisite service period. Lazard adopted SFAS 123R under the modified prospective method. Under that method, the provisions of SFAS 123R are applied to share-based awards granted subsequent to adoption. Share-based awards granted to employees prior to the adoption of SFAS 123R must continue to be amortized over the stated service periods of the awards, however, should the awards vest upon retirement, any unamortized cost would be recognized when the employee retires.

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

As a result of the Company adopting certain provisions consistent with SFAS 123R upon the introduction of its 2005 Equity Incentive Plan while under the provisions of SFAS 123, there is no significant effect resulting from the adoption of the provisions of SFAS 123R.

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

Recent Accounting Pronouncements—In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company is currently assessing the impact of adopting SFAS 155, but does not expect the standard to have a material impact on the financial condition, results of operations, and cash flows of the Company.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and for subsequent measurements, permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in fiscal years beginning after September 15, 2006. The Company is currently assessing the impact of adopting SFAS 156, but does not expect the standard to have a material impact on the financial condition, results of operations, and cash flows of the Company.

In July 2006, the FASB issued FIN No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 provides a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements FIN 48 is effective as of the beginning of the first annual period beginning after December 15, 2006. The Company is currently assessing the impact of adopting FIN 48 on the financial condition, results of operations, and cash flows of the Company.

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

Item 1A.	Risk Factors

Except as discussed below, there were no material changes from the risk factors previously disclosed in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

As previously disclosed, in 2004, the American Jobs Creation Act of 2004 was enacted, adding Section 7874 to the Internal Revenue Code. Under Section 7874, non-U.S. corporations meeting certain ownership, operational and other tests are treated as U.S. corporations for U.S. federal income tax purposes. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 contained a Risk Factor that discussed, among other things, the risk that Lazard Ltd could be treated under Section 7874 as a U.S. corporation for U.S. federal income tax purposes. Based on the advice of our counsel, we believe that recent pronouncements by the Internal Revenue Service and the Treasury Department, which clarify that Lazard Ltd and similarly situated companies should not be subject to Section 7874, confirm our prior belief in this regard and we have revised the relevant risk factor as follows:

In the event of a change or adverse interpretation of relevant income tax law, regulation or treaty, or a failure to qualify for treaty benefits, our overall tax rate may be substantially higher than the rate used for purposes of our consolidated financial statements.

Our effective tax rate for 2006 and in our 2005 pro forma financial information included herein is based upon the application of currently applicable income tax laws, regulations and treaties and current judicial and administrative authorities interpreting those income tax laws, regulations and treaties and upon our non-U.S. subsidiaries’ ability to qualify for benefits under those treaties. Moreover, those income tax laws, regulations and treaties, and the administrative and judicial authorities interpreting them, are subject to change at any time, and any such change may be retroactive.

As discussed above, our effective tax rate for 2006 and in our 2005 pro forma financial information included herein is also based upon our non-U.S. subsidiaries qualifying for treaty benefits. The eligibility of our non-U.S. subsidiaries for treaty benefits generally depends upon, among other things, at least 50% of the principal class of shares in such subsidiaries being “ultimately owned” by U.S. citizens and persons that are “qualified residents” for purposes of the treaty. It is possible that this requirement may not be met and even if it is met, we may not be able to document that fact to the satisfaction of the IRS. If our non-U.S. subsidiaries are not treated as eligible for treaty benefits, such subsidiaries will be subject to additional U.S. taxes, including “branch profits tax” on their “effectively connected earnings and profits” (as determined for U.S. federal income tax purposes) at a rate of 30% rather than a treaty rate of 5%.

The inability, for any reason, to achieve and maintain an overall income tax rate approximately equal to the rate used in preparing our financial statements and 2005 pro forma financial information could materially adversely affect our business and our results of operations and would materially adversely impact our financial statements and our 2005 pro forma financial information presented herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding Lazard’s purchases of its Class A common stock on a monthly basis during the second quarter of 2006. Share repurchases are recorded on a trade date basis.

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 – April 30, 2006	0	0	0	$100 million
May 1, 2006 – May 31, 2006	0	0	0	$100 million
June 1, 2006 – June 30, 2006	115,000	$36.34	115,000	$95.8 million

Total	115,000	$36.34	115,000	$95.8 million

(1)	On February 7, 2006, the Board of Directors of Lazard authorized the repurchase of up to $100 million in aggregate cost of the Company’s Class A common stock. The Company’s intention is that the share repurchase program will be used primarily to offset shares to be issued under Lazard Ltd’s 2005 Equity Incentive Plan. Purchases may be made in the open market or through privately negotiated transactions in 2006 and 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

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

		For	Against/ Withheld	Abstain	Broker Non-Votes
1.	Election of Directors:
	Steven J. Heyer	70,568,626	76,436	*	*
	Sylvia Jay, CBE	70,606,522	38,540	*	*
	Vernon E. Jordan, Jr.	70,172,978	472,084	*	*

2.	Ratification of the appointment of Deloitte & Touche LLP as Lazard’s independent registered public accounting firm for 2006 and authorization of Lazard’s Board of Directors, acting by its Audit Committee, to set their remuneration.	70,391,611	252,472	979	*

*	Not applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Master Separation Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

2.2	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

3.1	Certificate of Incorporation and Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.2	Certificate of Incorporation in Change of Name of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.3	Amended and Restated Bye-laws of Lazard Ltd (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.1	Form of Specimen Certificate for Class A common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

4.2	Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.3	Third Supplemental Indenture, dated as of December 19, 2005, by and among Lazard Group LLC, The Bank of New York, as trustee, and for purposes of consent, Lazard Group Finance LLC (incorporated by reference to Exhibit 4.02 to the Lazard Group LLC’s Current Report on Form 8-K (Commission File No. 333-126751) filed on December 19, 2005).

4.4	Purchase Contract Agreement, dated as of May 10, 2005, by and between the Registrant and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.5	Pledge Agreement, dated as of May 10, 2005, by and among the Registrant, The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.6	Pledge Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.7	Form of Normal Equity Security Units Certificate (included in Exhibit 4.4).

4.8	Form of Stripped Equity Security Units Certificate (included in Exhibit 4.4).

4.9	Form of Senior Note (included in Exhibit 4.3).

10.1	Stockholders’ Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, the Registrant and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.2	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.3	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to the Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

10.4	Tax Receivable Agreement, dated as of May 10, 2005, by and among Ltd Sub A, Ltd Sub B and LFCM Holdings LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.5	Employee Benefits Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.6	Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.7	License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company, LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co. Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8	Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9	Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.10	First Amended and Restated Limited Liability Company Agreement of Lazard Asset Management LLC, dated as of January 10, 2003 (incorporated by reference to Exhibit 10.10 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.11	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.12	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.13	Lease with an Option to Purchase, dated as of July 11, 1990, by and between Sicomibail and Finabail and SCI du 121 Boulevard Hausmann (English translation) (incorporated by reference to Exhibit 10.20 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.14	Occupational Lease, dated as of August 9, 2002, Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.15	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.16	2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.17	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, by and among Lazard Ltd, Lazard Group LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.18	Agreement Relating to Reorganization of Lazard, dated as of May 10, 2005, by and among Lazard LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.19	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, by and among the Registrant, Lazard Group LLC and Steven J. Golub (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.20	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for, each of Michael J. Castellano, Scott D. Hoffman and Charles G. Ward III (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.21	Agreements Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.22	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.23	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.24	Registration Rights Agreement, dated as of May 10, 2005 by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.25	Letter Agreement, dated as of May 10, 2005, with Bruce Wasserstein family trusts (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.26	Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.27	First Amendment, dated as of March 28, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.34 to Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.28	Second Amendment, dated as of May 17, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 17, 2006).

10.29	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.30	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.31	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.32	Termination Agreement dated as of March 31, 2006, by and among Banca Intesa S.p.A., Lazard Group LLC, and Lazard & Co. S.r.l. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on April 4, 2006).

10.33	Amended and Restated $150 Million Subordinated Convertible Promissory Note due 2018, issued by Lazard Funding LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 17, 2006).

10.34	Amended and Restated Guaranty of Lazard Group LLC to Banca Intesa S.p.A., dated as of May 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 17, 2006).

10.35	$96 Million Senior Promissory Note due 2008, issued by Lazard Group LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 17, 2006).

10.36	$50 Million Subordinated Promissory Note due 2008, issued by Lazard Group LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 17, 2006).

10.37	Certificate of Transfer and Assignment with Amendments, dated as of May 15, 2006, by and between Banca Intesa S.p.A. and Citibank, N.A., acknowledged and accepted for certain purposes by Lazard Group LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 17, 2006).

10.38	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Bruce Wasserstein.

31.2	Rule 13a-14(a) Certification of Michael J. Castellano.

32.1	Section 1350 Certification for Bruce Wasserstein.

32.2	Section 1350 Certification for Michael J. Castellano.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2006

LAZARD LTD

By:	/s/ Bruce Wasserstein
Name: Bruce Wasserstein Title: Chairman and Chief Executive Officer

By:	/s/ Michael J. Castellano
Name: Michael J. Castellano Title: Chief Financial Officer