Form 10-Q
period 2006-09-30
Lazard Ltd
filed 2006-11-07
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, there were 37,503,668 shares of the registrant’s Class A common stock and one share of the registrant’s Class B common stock outstanding.

When we use the terms “Lazard”, “we”, “us”, “our”, and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd has no material assets other than indirect ownership as of September 30, 2006 of approximately 37.7% of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Financial Statements (Unaudited)*

*	These unaudited condensed consolidated financial statements reflect the historical results of operations and financial position of Lazard Ltd, including consolidation of its investment in Lazard Group LLC, formerly known as Lazard LLC and referred to herein as “Lazard Group,” for all periods presented. Prior to May 10, 2005, the date of Lazard Ltd’s equity public offering (as described in Note 1 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements), the unaudited condensed consolidated financial statements included herein represent the financial statements of Lazard Group. The results of operations and financial condition for certain businesses that Lazard Group no longer owns are reported as discontinued operations. The historical unaudited condensed consolidated financial statements for the three month and nine month periods ended September 30, 2005 do not reflect what the results of operations of Lazard Ltd or Lazard Group would have been had these companies been stand-alone, public companies for such periods. In addition, the results of operations for periods prior to May 10, 2005 are not comparable to results of operations for subsequent periods. Specifically, prior to May 10, 2005, the historical results of operations of Lazard Group do not give effect to the following matters:

•	Payment for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically has been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense. As a result, prior to May 10, 2005, Lazard Group’s operating income included within the accompanying unaudited condensed consolidated financial statements did not reflect payments for services rendered by its managing directors. For periods subsequent to the consummation of the equity public offering and financing transactions, the Company now includes all payments for services rendered by its managing directors and distributions to holders of profit participation interests in Lazard Group (“profit participation members”) in compensation and benefits expense.

•	U.S. corporate federal income taxes, since Lazard Group has operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income had not been subject to U.S. federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Outside the U.S., Lazard Group historically had operated principally through subsidiary corporations and had been subject to local income taxes. Prior to May 10, 2005, income taxes reflected within Lazard Group’s results of operations included within the accompanying unaudited condensed consolidated financial statements are attributable to taxes incurred in non-U.S. entities and to New York City Unincorporated Business Tax (“UBT”) attributable to Lazard Group’s operations apportioned to New York City. Subsequent to the equity public offering, the unaudited condensed consolidated financial statements of Lazard Ltd include U.S. corporate federal income taxes on its allocable share of the results of operations of Lazard Group, giving effect to the post equity public offering structure.

•	Minority interest in net income relating to LAZ-MD Holdings’ ownership interest of Lazard Group’s common membership interests since May 10, 2005. Prior to May 10, 2005, Lazard Ltd had no ownership interest in Lazard Group and all net income was allocable to the then members of Lazard Group. Commencing May 10, 2005, minority interest in net income includes LAZ-MD Holdings’ ownership interest of Lazard Group’s common membership interests.

•	The use of proceeds from the financing transactions.

•	The net incremental interest expense related to the financing transactions.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED)

(dollars in thousands, except for per share data)

	September 30, 2006	December 31, 2005

ASSETS
Cash and cash equivalents	$530,292	$492,309
Cash and securities segregated for regulatory purposes	29,334	20,596
Securities purchased under agreements to resell	10,001	23,358
Securities owned—at fair value:
Bonds—Corporate	368,448	228,927
Non-U.S. Government and agency securities	18,900	40,285
Equities	3,004	2,964

	390,352	272,176
Swaps and other contractual agreements	111	186

Receivables—net:
Banks	331,205	347,912
Fees	275,759	280,923
Customers	66,844	65,253
Related parties	16,993	53,932

	690,801	748,020

Long-term investments	84,776	80,843
Other investments	4,758	4,473

Property (net of accumulated amortization and depreciation of $174,414 and $156,935 at September 30, 2006 and December 31, 2005, respectively)	161,525	156,630
Goodwill	16,580	15,996
Other assets	112,731	96,310

Total assets	$2,031,261	$1,910,897

See notes to unaudited condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED)

(dollars in thousands, except for per share data)

	September 30, 2006	December 31, 2005
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ DEFICIENCY
Liabilities:
Securities sold under agreements to repurchase	$6,584	$31,853
Deposits and other customer payables	676,870	521,433
Related party payables	3,430	3,919
Accrued compensation and benefits	282,747	346,090
Swaps and other contractual agreements	718	3,028
Senior borrowings	1,083,512	1,022,082
Capital lease obligations	24,690	23,844
Other liabilities	422,651	517,590
Subordinated borrowings	200,000	200,000

Total liabilities	2,701,202	2,669,839
Commitments and contingencies
Minority interest	43,361	111,729

STOCKHOLDERS’ DEFICIENCY
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 37,503,668 and 37,500,000 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively)	375	375
Class B, par value $.01 per share (1 share authorized; 1 share issued and outstanding)
Additional paid-in-capital	(795,966)	(885,690)
Accumulated other comprehensive income (loss), net of tax	(8,066)	(34,342)
Retained earnings	94,534	48,986

	(709,123)	(870,671)
Less: Class A common stock held in treasury, at cost (115,000 shares at September 30, 2006)	(4,179)

Total stockholders’ deficiency	(713,302)	(870,671)

Total liabilities, minority interest and stockholders’ deficiency	$2,031,261	$1,910,897

See notes to unaudited condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUE
Investment banking and other advisory fees	$183,318	$251,663	$655,704	$615,361
Money management fees	116,113	101,282	346,584	302,507
Commissions	3,195	3,569	12,474	11,354
Underwriting	2,487	4,626	12,912	10,155
Investment gains and losses—net	4,448	4,944	13,673	8,446
Interest income	11,755	10,210	29,593	24,260
Other	2,706	5,207	26,631	15,823

Total revenue	324,022	381,501	1,097,571	987,906
Interest expense	26,510	24,598	76,893	53,541

Net revenue	297,512	356,903	1,020,678	934,365

OPERATING EXPENSES
Compensation and benefits (and, commencing May 10, 2005, distributions to profit participation members)(*)	180,982	215,199	615,269	482,228
Premises and occupancy costs	16,820	16,653	50,956	50,513
Professional fees	20,226	12,516	55,630	36,111
Travel and entertainment	10,643	10,663	30,595	30,768
Communications and information services	6,853	7,424	21,282	22,316
Equipment costs	4,973	5,975	15,213	15,543
Other	7,822	11,184	19,731	31,608

Total operating expenses	248,319	279,614	808,676	669,087

OPERATING INCOME FROM CONTINUING OPERATIONS(*)	49,193	77,289	212,002	265,278

Provision for income taxes(*)	10,153	17,177	44,827	50,443

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST IN NET INCOME(*)	39,040	60,112	167,175	214,835
Minority interest in net income	25,882	41,101	110,786	77,707

INCOME FROM CONTINUING OPERATIONS(*)	13,158	19,011	56,389	137,128
LOSS FROM DISCONTINUED OPERATIONS(*) (net of income tax provision of $253 and $3,330 for the three month and nine month periods ended September 30, 2005, respectively)		(408)		(17,576)

NET INCOME (NET INCOME ALLOCABLE TO MEMBERS OF LAZARD GROUP FOR PERIODS PRIOR TO MAY 10, 2005)(*)	$13,158	$18,603	$56,389	$119,552

WEIGHTED AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING(**):
Basic	37,388,185	37,500,000	37,457,275	37,500,000
Diluted	41,577,615	37,528,978	41,747,068	37,518,513

NET INCOME PER SHARE OF CLASS A COMMON STOCK—BASIC:
Income from continuing operations(**)	$0.35	$0.51	$1.51	$0.81

NET INCOME PER SHARE OF CLASS A COMMON STOCK—DILUTED:
Income from continuing operations(**)	$0.34	$0.51	$1.45	$0.81

DIVIDENDS PAID PER SHARE OF CLASS A COMMON STOCK(**)	$0.09	$0.052	$0.27	$0.052

(*)	Excludes, as applicable, with respect to periods ended prior to May 10, 2005 (a) payments for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense, and (b) U.S. corporate federal income taxes, since Lazard Group has operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes.
(**)	Applicable with respect to periods subsequent to May 10, 2005, the date of our equity public offering.

See notes to unaudited condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

(dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (net income allocable to members of Lazard Group prior to May 10, 2005)	$56,389	$119,552
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash charges included in net income:
Depreciation and amortization of property	10,684	11,339
Amortization of deferred expenses, stock units and interest rate hedge	18,168	1,064
Gain on termination of strategic alliance in Italy	(13,695)
Minority interest in net income	110,786	77,707
(Increase) decrease in operating assets:
Cash and securities segregated for regulatory purposes	(7,088)	(10,498)
Securities purchased under agreements to resell	14,797	(5,058)
Securities owned, at fair value and swaps and other contractual agreements	(96,455)	52,773
Receivables	90,965	(80,195)
Marketable, long-term and other investments	682	168,793
Other assets	(14,031)	3,200
Assets of discontinued operations		1,485,363
Increase (decrease) in operating liabilities:
Securities sold under agreements to repurchase	(27,107)	(28,600)
Swaps and other contractual agreements	(2,486)	427
Deposits and other payables	117,324	106,526
Accrued compensation and other liabilities	(111,572)	78,714
Liabilities of discontinued operations		(1,223,257)

Net cash provided by operating activities	147,361	757,850

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(5,253)	(3,284)
Disposals and retirements of property	602	9,761

Net cash provided by (used in) investing activities	(4,651)	6,477

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Class A common stock, net of expenses of $65,844		871,656
Proceeds from issuance of Class B common stock		1
Proceeds from issuance of equity security units, net of expenses of $15,941		421,559
Distribution to members and capital withdrawals		(417,900)
Lazard Group LLC repurchase of common membership interest from LAZ-MD Holdings		(4,507)
Purchase contracts relating to equity security units		(6,013)
Settlement of interest rate hedge		(11,003)
Redemption of historical partner interests (including mandatorily redeemable preferred stock of $100,000)		(1,617,032)
Distribution of separated business		(243,178)
Distributions to LAZ-MD Holdings and LFCM Holdings		(150,000)
Indemnity from LFCM Holdings relating to U.K. pension		53,600
Proceeds from issuance of Lazard Group senior notes, net of original issue discount and other expenses of $4,417		545,583
Proceeds from other senior borrowings		17,509
Repayment of senior borrowings, including make-whole payment of $7,650 in 2005	(34,570)	(74,239)
Repayment of capital lease obligations	(882)	(21,960)
Distributions relating to minority interest, including, in 2006 and 2005, $38,036 and $3,230 to LAZ-MD Holdings	(60,140)	(55,698)
Class A common stock dividends	(10,115)	(1,950)
Additional costs relating to issuance of Class A common stock	(2,677)
Purchase of Class A common stock	(4,179)

Net cash used in financing activities	(112,563)	(693,572)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,836	(4,525)

NET INCREASE IN CASH AND CASH EQUIVALENTS	37,983	66,230
CASH AND CASH EQUIVALENTS—January 1	492,309	305,753

CASH AND CASH EQUIVALENTS—September 30	$530,292	$371,983

Supplemental financing non-cash transaction:
Issuance of senior promissory note for the acquisition of equity interest in Lazard Italy	$96,000

See notes to unaudited condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006

(UNAUDITED)

(dollars in thousands)

	Common Stock			Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Class A Common Stock Held In Treasury	Total Stockholders’ Deficiency
	Shares		$
Balance—January 1, 2006	37,500,001		$375	$(885,690)	$(34,342)	$48,986	$—	$(870,671)

Comprehensive income:
Net income available for Class A common stockholders						56,389		56,389
Other comprehensive income—net of tax:
Currency translation adjustment					24,872			24,872
Minimum pension liability adjustment					579			579
Amortization of interest rate hedge					825			825

Comprehensive income								82,665

Class A common stock dividends						(10,115)		(10,115)
Amortization and issuance of stock units				16,064				16,064
Conversion of DSUs to Class A common stock	3,668
RSU dividend-equivalents				726		(726)
Purchase of 115,000 shares of Class A common stock							(4,179)	(4,179)
Other capital activities, including additional costs relating to issuance of Class A common stock				3,328				3,328
Adjustment to reclassify minority interest share of undistributed net income to additional paid-in-capital				69,606				69,606

Balance—September 30, 2006	37,503,669	(*)	$375	$(795,966)	$(8,066)	$94,534	$(4,179)	$(713,302)

(*)	Includes 37,503,668 shares of the Company’s Class A common stock and 1 share of the Company’s Class B common stock

See notes to unaudited condensed consolidated financial statements.

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except for per share data, unless otherwise noted)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

The accompanying unaudited condensed consolidated financial statements of Lazard Ltd and subsidiaries (collectively referred to as “Lazard Ltd” or the “Company”) including, subsequent to May 10, 2005, Lazard Ltd’s investment in Lazard Group LLC (a Delaware limited liability company, collectively referred to, with its subsidiaries, as “Lazard Group”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Ltd’s annual report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”). The December 31, 2005 unaudited condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that Lazard may undertake in the future, actual results may differ materially from the estimates. The consolidated results of operations for the three month and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

Lazard Ltd is a Bermuda holding company that was incorporated in October 2004. Pursuant to a Registration Statement on Form S-1 (File No. 333-121407) declared effective by the SEC on May 4, 2005 (the “Registration Statement”) for the initial public offering of shares of Lazard Ltd’s Class A common stock, par value $0.01 per share (“Class A common stock”), Lazard Ltd issued on May 10, 2005, at $25 per share, 34,183,162 shares of its Class A common stock in a registered initial public offering (the “equity public offering”). In addition, on May 10, 2005, pursuant to the IXIS Placements (see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements) and the cashless exchange of certain of our chief executive officer’s interests in Lazard Group with Lazard Ltd, the Company issued 2,000,000 shares of its Class A common stock and 1,316,838 shares of its Class A common stock, respectively. These issuances, together with the 34,183,162 shares of Class A common stock issued pursuant to the equity public offering, resulted in the Company having 37,500,000 shares of its Class A common stock outstanding at the time of the equity public offering. The Company, through a number of newly-formed, wholly-owned subsidiaries, contributed the net proceeds from the equity public offering, along with the net proceeds it received from the financing transactions (as described in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements), to Lazard Group in exchange for 37,500,000 Lazard Group common membership interests, representing 37.5% of Lazard Group’s total common membership interests as of May 10, 2005, and, after giving effect to (i) the repurchase and forfeiture of a portion of the Lazard Group common membership interests held by LAZ-MD Holdings LLC (“LAZ-MD Holdings”), as well as (ii) certain other share issuances by Lazard Ltd subsequent to December 31, 2005, approximately 37.7% and 37.6% of all outstanding Lazard Group common membership interests as of September 30, 2006 and December 31, 2005, respectively. The Company, through its control of the managing members of Lazard Group, controls Lazard Group.

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

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 (R), “Consolidation of Variable Interest Entities” (“FIN 46 R”), the Company also consolidates any VIEs for which it is the primary beneficiary. In connection with the separation, Lazard Group transferred its general partnership interests in various VIEs to a subsidiary of LFCM Holdings. Lazard Group has determined that it is no longer the primary beneficiary with respect to those VIEs and, as a result, the Company no longer consolidates such VIEs. Amounts related to consolidation of such VIEs, for the three month and nine month periods ended September 30, 2005 are included in loss from discontinued operations on the unaudited condensed consolidated statements of income.

The Company prepared an assessment that considered quantitative factors and qualitative factors that included, but was not limited to, the structure and purpose of the separation and recapitalization transactions, corporate governance and the controlling parties of Lazard Group, and management concluded that Lazard Ltd is the entity that

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

is most closely associated with Lazard Group and therefore should consolidate the operations of Lazard Group. Accordingly, the accompanying unaudited condensed consolidated statements of financial condition as of September 30, 2006 and December 31, 2005 reflect the consolidated statements of financial condition of Lazard Ltd. The unaudited condensed consolidated statements of income for the three month and nine month periods ended September 30, 2006 and the three month period ended September 30, 2005 and the unaudited condensed consolidated statement of cash flows for the nine month period ended September 30, 2006 reflect the consolidated operating results and cash flows of Lazard Ltd and its subsidiaries. The unaudited condensed consolidated statement of income and the unaudited condensed consolidated statement of cash flows for the nine month period ended September 30, 2005 relate to Lazard Group and its subsidiaries for the period prior to May 10, 2005, and, from May 10, 2005 through September 30, 2005, reflect the consolidated operating results of Lazard Ltd and its subsidiaries.

The accompanying unaudited condensed consolidated statement of income and the unaudited condensed consolidated statement of cash flows for the nine month period ended September 30, 2005 do not reflect what the results of operations and cash flows of the Company would have been had it been a stand-alone, public company prior to May 10, 2005. In addition, the results of operations for periods until the equity public offering on May 10, 2005 are not comparable to results of operations for subsequent periods as described below.

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

•

Commencing May 10, 2005, the unaudited condensed consolidated statements of income include a minority interest in net income relating to LAZ-MD Holdings’ ownership interest of Lazard Group’s common membership interests. Prior to May 10, 2005, there was no such minority interest, as Lazard

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Ltd had no ownership interest in Lazard Group, and all net income was allocable to the then members of Lazard Group. As of September 30, 2006, LAZ-MD Holdings’ ownership interest in Lazard Group was approximately 62.3%.

•	The use of proceeds from the financing transactions.

•	The net incremental interest expense related to the financing transactions.

In accordance with U.S. GAAP, the results of operations of the separated businesses have been segregated and are reported as discontinued operations in the unaudited condensed consolidated statements of income for the three month and nine month periods ended September 30, 2005. See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information relating to discontinued operations.

2.	EQUITY PUBLIC OFFERING AND OTHER FINANCING TRANSACTIONS

Equity Public Offering—As described above, on May 10, 2005, Lazard Ltd consummated its equity public offering. The aggregate gross proceeds relating to the offering amounted to $854,579, and net proceeds to Lazard Ltd, after $65,844 of estimated expenses incurred by Lazard Ltd in connection with the issuance and distribution of the Lazard Ltd Class A common stock (including underwriting discounts and commissions, expenses paid to the underwriters and certain other expenses), was $788,735. Lazard Ltd contributed all the net proceeds from this offering to Lazard Group in exchange for a controlling interest in Lazard Group. In the nine month period ended September 30, 2006, additional costs of $2,677 relating to issuance of Class A common stock were incurred, representing amounts in excess of estimated costs associated with the equity public offering. Such amount was recorded as a reduction to additional paid-in-capital.

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

Credit Facility—Concurrent with the equity public offering, Lazard Group entered into a five year, $125,000 senior revolving credit facility (the “Credit Facility”) with a group of lenders. On May 17, 2006, the Credit Facility was amended to provide for an increase in the aggregate commitments from $125,000 to $150,000. As of September 30, 2006 and December 31, 2005, $0 and $30,000, respectively, were outstanding under the Credit Facility. The Credit Facility bears interest at either a Eurodollar or Federal Funds rate, plus an applicable margin, which varies from 125 to 200 basis points, depending on Lazard Group’s rating as determined by designated credit rating agencies.

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

Recent Accounting Pronouncements—In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The impact of adopting SFAS 155 is not expected to have a material impact on the financial condition, results of operations, and cash flows of the Company.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and for subsequent measurements, permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in fiscal years beginning after September 15, 2006. The impact of adopting SFAS 156 is not expected to have a material impact on the financial condition, results of operations, and cash flows of the Company.

In July 2006, the FASB issued FIN No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a tax position taken in a tax return. FIN 48 provides a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. FIN 48 is effective as of the beginning of the first annual period beginning after December 15, 2006. We are currently assessing the impact of adopting FIN 48 on the financial condition, results of operations, and cash flows of the Company.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require the use of fair value measurements. SFAS 157 is effective for interim and annual financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the impact of adopting SFAS 157 on the financial condition, results of operations, and cash flows of the Company.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit post-retirement plans, measured as the difference between the fair value of the plan assets and the applicable benefit obligations. SFAS 158 also requires an entity to recognize changes in the funded status of a defined benefit post-retirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS 158 is effective for interim and annual financial statements issued for fiscal years ending after December 15, 2006. We are currently assessing the impact of adopting SFAS 158 on the financial condition, results of operations, and cash flows of the Company.

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 permits the Company to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. The Company is currently assessing the impact of adoption of SAB 108 on the financial condition, results of operations, and cash flows as of and for the year ended December 31, 2006.

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

Commencing May 10, 2005, the Company records a charge to minority interest in net income relating to LAZ-MD Holdings’ ownership interest in Lazard Group (which approximated 62.3% and 62.4% at September 30, 2006 and September 30, 2005, respectively), with such minority interest in net income amounting to $25,278 and $107,642 for the three month and nine month periods ended September 30, 2006, respectively, and $36,373 for the three month period ended September 30, 2005 and $59,186 for the period May 10, 2005 through September 30, 2005. For the reasons stated in this and the two preceding paragraphs, amounts recorded as minority interest in net income for periods prior to May 10, 2005 are not comparable to amounts recorded as minority interest in net income for periods commencing May 10, 2005.

The Company classifies LAZ-MD Holdings’ ownership of Lazard Group’s common membership interests as a reduction of the Company’s additional paid-in capital rather than as minority interest, since the balance of such minority interest as of September 30, 2006 and December 31, 2005 of $447,470 and $542,713, respectively, is negative. The change of $95,243 from December 31, 2005 includes $69,606 of minority interest share of undistributed net income. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements with respect to distributions paid to LAZ-MD Holdings.

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

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

As a result of the termination of the joint venture relationship and Lazard Group’s repurchase of the Intesa JV Interest, the Company realized a gain of $13,695, excluding transaction and other costs, which is included in “revenue—other” on the unaudited condensed consolidated statements of income for the nine month period ended September 30, 2006 (with all of such gain being recorded in the second quarter of 2006) and, after transaction and other costs, this transaction increased operating income by $5,274.

6.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of September 30, 2006 and December 31, 2005:

	Principal Amount	Maturity Date		Annual Interest Rate		Outstanding as of
						September 30, 2006	December 31, 2005
Lazard Group Senior Notes(a)	$550,000	2015		7.125%		$550,000	$550,000
Lazard Group Senior Note(b)	96,000	2008		4.25%		96,000	—
Lazard Group Notes issued in connection with the ESUs(a)	437,500	2008-2035	(c)	6.12%		437,500	437,500
Revolving Credit Agreement(a)	150,000	2010		5.37	%(d)	—	30,000
Other		2006-2008		Various		12	4,582

Total						$1,083,512	$1,022,082

(a)	See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
(b)	See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements.
(c)	Maturity date can vary based on a remarketing of the Lazard Group Notes, and will mature (i) in the event of a successful remarketing, on any date no earlier than May 15, 2010 and no later than May 15, 2035, as we may elect, (ii) in the event of a failed remarketing, on May 15, 2008 and (iii) otherwise on May 15, 2035.
(d)	Interest rates vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of December 31, 2005, the annual interest rate, including the applicable margin, was 5.37%.

Subordinated Debt—Subordinated debt at September 30, 2006 and December 31, 2005 amounted to $200,000 and consist of amounts associated with the strategic alliance transaction in Italy and the termination thereof (see Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements).

As of September 30, 2006, the Company is in compliance with all obligations under its various senior and subordinated borrowing arrangements.

7.	COMMITMENTS AND CONTINGENCIES

Commitments—Lazard has various leases and other contractual commitments arising in the ordinary course of business. In the opinion of management, the fulfillment of such commitments in accordance with their terms will not have a material adverse effect on Lazard’s consolidated financial position or results of operations.

During the nine month period ended September 30, 2005, the Company recorded impairment costs of approximately $6,300 relating to certain abandoned leased facilities in the U.K, which is included in “loss from discontinued operations” on the unaudited condensed consolidated statement of income (with all of such impairment costs recorded during the first quarter of 2005). These costs represent a provision for lease obligations recorded prior to the lease indemnity from LFCM of $25,000 (described below) and as such are

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

excluded from the indemnification. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the provision recorded for lease obligations on the cease-use date was determined based on the fair value of the liability for costs that will continue to be incurred for the remaining term of the lease without economic benefit to the Company, based on the remaining lease rentals, reduced by estimated sublease rentals.

With respect to the abandoned facilities discussed above, at September 30, 2006 and December 31, 2005 the Company has recorded liabilities of $32,394 and $37,490, respectively, exclusive of the indemnification described below, which are included in “other liabilities” on the unaudited condensed consolidated statements of financial condition. Payments toward the liabilities continue through the remaining term of the leases. Such liabilities are based on the discounted future commitment, net of expected sublease income.

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

The receivable relating to the indemnity from LFCM Holdings of $25,000 was recorded at its present value. After payments received in the nine month period ended September 30, 2006 and the year ended December 31, 2005 of $3,899 and $6,209, respectively, the net present value of the balance due at September 30, 2006 and December 31, 2005 of $13,741 and $17,031, respectively, is included in “receivables - related parties” on the unaudited condensed consolidated statements of financial condition (see Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements). The balance is due based on a schedule of periodic payments through May 10, 2010.

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

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The Company and Goldman Sachs & Co., the lead underwriter of the Company’s equity public offering of its Class A common stock, as well as several members of the Company’s management and board of directors, have been named as defendants in several putative class action lawsuits and a putative stockholder derivative lawsuit filed in the U.S. District Court for the Southern District of New York, and in a putative class action lawsuit and a putative stockholder derivative lawsuit filed in the Supreme Court of the State of New York. The plaintiffs in the putative class action lawsuits filed in the U.S. District Court for the Southern District of New York have filed a consolidated amended complaint, and the defendants have filed a motion to dismiss that complaint. The defendants in the putative class action lawsuit filed in the Supreme Court of the State of New York have served plaintiffs with a motion to dismiss the complaint or, in the alternative, stay the action pending resolution of the putative class action in the U.S. District Court for the Southern District of New York. The putative class action lawsuits purport to have been filed on behalf of persons who purchased securities of the Company in connection with the equity public offering or in the open market. The putative class actions allege various violations of the federal securities laws and seek, inter alia, compensatory damages, rescission or rescissory damages and other unspecified equitable, injunctive or other relief. The putative derivative actions purport to be brought on behalf of the Company against its directors and Goldman Sachs & Co. and allege, among other things, that the directors breached their fiduciary duties to the Company in connection with matters related to the equity public offering and seek compensatory damages, punitive damages and other unspecified equitable or other relief. We believe that the suits are without merit and intend to defend them vigorously.

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

Pursuant to provisions of its amended and restated Operating Agreement, Lazard Group distributions in respect of common membership interests are allocated to the holders of such interests on a pro rata basis. At September 30, 2006, approximately 37.7% and 62.3% of the outstanding Lazard Group common membership interests are held by subsidiaries of the Company and by LAZ-MD Holdings, respectively. Such distributions represent amounts necessary to fund (i) any dividends the Company may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that the Company’s subsidiaries and the members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. During the nine month period ended September 30, 2006, Lazard Group distributed $16,768 to LAZ-MD Holdings and $10,115 to subsidiaries of Lazard Ltd, which latter amount was used by the Company to pay dividends to third party stockholders of its Class A common stock. In addition, during the nine month period ended September 30, 2006, Lazard Group made tax distributions of $34,108, including $21,268 to LAZ-MD Holdings and $12,840 to subsidiaries of Lazard Ltd.

On October 31, 2006, the Board of Directors of Lazard Ltd declared a quarterly dividend of $0.09 per share on its Class A common stock, totaling $3,375, to be paid on November 30, 2006 to stockholders of record on November 10, 2006.

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

A description of the Company’s 2005 Equity Incentive Plan, and activity with respect thereto during the nine month period ended September 30, 2006 is presented below.

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

Restricted Stock Unit (“RSUs”) Grants

During the nine month period ended September 30, 2006, the Company granted 3,038,483 RSUs to eligible employees. These RSUs include a dividend participation right during the vesting period that provides that each RSU receives additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock. During the nine month period ended September 30, 2006, such dividend participation rights required the issuance of 19,034 RSUs, with such issuance resulting in a charge to retained earnings and a credit to additional paid-in-capital, net of forfeitures, of $726. During the nine month period ended September 30, 2006, 126,428 RSUs granted in 2006 were forfeited, including those relating to the dividend participation rights, as well as an additional 6,400 shares forfeited relating to RSUs granted in 2005.

The RSUs convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. The fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods as required under SFAS 123 or SFAS 123R and, for purposes of calculating diluted net income per share, are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method. Expense relating to RSUs is charged to “compensation and benefits” within the unaudited condensed consolidated statements of income, and amounted to $6,309 and $15,544 for the three month and nine month periods ended September 30, 2006, respectively, and $74 for the three month and nine month periods ended September 30, 2005.

Deferred Stock Unit (“DSUs”) Grants

As part of their compensation for serving as members of the Board of Directors and its various committees, during the nine month period ended September 30, 2006, the Non-Executive Directors of the Company were granted 12,735 DSUs (with such grants inclusive of DSUs granted pursuant to the Directors’ Fee Deferral Unit Plan described below). The DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock. DSU awards are expensed at their full fair value on their date of grant, which totaled $17 and $520 during the three month and nine month periods ended September 30, 2006, respectively.

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the Equity Incentive Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election shall equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

on which the foregone cash fees would otherwise have been paid. As of September 30, 2006, 414 DSUs were granted pursuant to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs during the nine month period ended September 30, 2006:

	RSUs		DSUs
	Units	Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value
Balance, January 1, 2006	1,033,733	$23.87	9,968	$25.33
Granted (including 19,034 RSUs relating to dividend participation)	3,038,483	$34.73	12,735	$40.82
Forfeited	(132,828)	$34.23
Converted			(3,668)	$26.89

Balance, September 30, 2006	3,939,388	$31.90	19,035	$35.40

As of September 30, 2006, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $84,272, with such compensation expense expected to be recognized over a weighted average period of approximately 3.6 years. The ultimate amount of such expense is dependent upon the actual number of RSUs that will vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates could cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

Share Repurchase Program

On February 7, 2006, the Board of Directors of Lazard Ltd authorized the repurchase of up to $100,000 in aggregate cost of Lazard Ltd’s Class A common stock. The Company’s intention is that the share repurchase program will be used primarily to offset shares to be issued under the Equity Incentive Plan. Purchases may be made in the open market or through privately negotiated transactions in 2006 and 2007. During the nine month period ended September 30, 2006, Lazard Group purchased 115,000 shares of Class A common stock in the open market at an average price of $36.34 per share, which are reported, at cost, as “Class A common stock held in treasury” on the unaudited condensed consolidated statement of financial condition as of September 30, 2006.

Preference Shares

Lazard Ltd currently has 15,000,000 authorized preference shares, par value of $0.01 per share. As of September 30, 2006, no preference shares have been issued.

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

9.	NET INCOME PER SHARE

The Company’s net income and weighted average shares outstanding for the three month and nine month periods ended September 30, 2006 and 2005 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$13,158	$18,603	$56,389	$119,552
Add (deduct)—Net income adjustments allocable to members of Lazard Group (for the period January 1, 2005 through May 9, 2005)		408		(89,175)

Net income available for Class A common stockholders	$13,158	$19,011	$56,389	$30,377

Weighted Average Shares Outstanding:
Basic	37,388,185	37,500,000	37,457,275	37,500,000
Diluted	41,577,615	37,528,978	41,747,068	37,518,513

Net income per share information is not applicable for reporting periods prior to May 10, 2005, the date of the consummation of the equity public offering. The calculations of basic and diluted net income per share amounts for the three month and nine month periods ended September 30, 2006 and 2005 are described and presented below.

Basic Net Income Per Share

Numerator—(i) with respect to 2006, utilizes net income available for Class A common stockholders for the three month and nine month periods ended September 30, 2006, and (ii) with respect to 2005, utilizes net income available for Class A common stockholders for the period May 10, 2005 through September 30, 2005.

Denominator—(i) with respect to 2006, utilizes the weighted average shares of Class A common stock for the three month and nine month periods ended September 30, 2006, which amount to 37,388,185 and 37,457,275 shares, respectively and (ii) with respect to the three month and nine month periods ended September 30, 2005, utilizes the 37,500,000 weighted average number of shares of Class A common stock outstanding between May 10, 2005 and September 30, 2005.

Diluted Net Income Per Share

Numerator—utilizes net income available for Class A common stockholders for the three month and nine month periods ended September 30, 2006 and 2005 as in the basic net income per share calculation described above, plus, to the extent applicable and dilutive, (i) interest expense on convertible debt, (ii) income adjustments relating to assumed share issuances in connection with DSUs, RSUs and ESUs and (iii) on an as-if-exchanged basis, amounts applicable to LAZ-MD Holdings exchangeable interests, and corporate tax related to (i) (ii) and (iii) herein.

Denominator—utilizes the weighted average number of shares of Class A common stock for the three month and nine month periods ended September 30, 2006 and 2005 as in the basic net income per share

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

calculation described above, plus, to the extent dilutive, (i) DSU and RSU awards issued to Non-Executive Directors and employees of the Company, respectively, as calculated using the treasury stock method, (ii) convertible debt as calculated using the “if converted” method, (iii) ESUs using the treasury stock method and (iv) LAZ-MD Holdings exchangeable interests, on an as-if-exchanged basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic Net Income Per Share of Class A Common Stock
Numerator:
Net income available for Class A common stockholders	$13,158	$19,011	$56,389	$30,377

Denominator:
Weighted average number of shares of Class A common stock outstanding	37,388,185	37,500,000	37,457,275	37,500,000

Basic net income per share of Class A common stock	$0.35	$0.51	$1.51	$0.81

Diluted Net Income Per Share of Class A Common Stock
Numerator:
Net income available for Class A common stockholders	$13,158	$19,011	$56,389	$30,377
Add (deduct)—dilutive effect of:
Adjustments to income relating to assumed changes in income of minority interest resulting from share issuances in connection with DSUs, RSUs and ESUs and interest expense on convertible debt	1,062		4,557
Additional corporate tax	(182)		(619)

Diluted net income available for Class A common stockholders	$14,038	$19,011	$60,327	$30,377

Denominator:
Basic weighted average number of shares of Class A common stock	37,388,185	37,500,000	37,457,275	37,500,000
Add—dilutive effect of:
Weighted average number of incremental shares issuable from DSUs, RSUs, ESUs and convertible debt	4,189,430	28,978	4,289,793	18,513

Weighted average number of shares of Class A common stock outstanding	41,577,615	37,528,978	41,747,068	37,518,513

Diluted net income per share of Class A common stock	$0.34	$0.51	$1.45	$0.81

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

During the three month and nine month periods ended September 30, 2006 and 2005, the LAZ-MD Holdings exchangeable interests (which, as of September 30, 2006 and September 30, 2005, represent the right to receive 62,098,448 shares and 62,118,749 shares, respectively, of Class A common stock upon exchange) were antidilutive and consequently the effect of their conversion into shares of Class A common stock has been excluded from the calculation of diluted net income per share of Class A common stock.

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

The Company, through its subsidiaries, provides retirement and other post-employment benefits to certain of its employees through defined contribution and defined benefit pension plans and other post-retirement benefit plans. The Company has the right to amend or terminate its benefit plans at any time subject to the terms of such plans. Expenses incurred related to the defined benefit pension plans, the defined benefit pension plan supplement and the post-retirement health care plans are included in “compensation and benefits” and, with respect to the separated businesses, “loss from discontinued operations” on the unaudited condensed consolidated statements of income. Such expenses for the three month and nine month periods ended September 30, 2006 and 2005 are shown in the tables below.

	Pension Plans	Pension Plan Supplement	Post- Retirement Medical Plans
Three month period ended September 30, 2006
Service cost	$25		$35
Interest cost	6,293	$15	109
Expected return on plan assets	(7,342)
Amortization of prior service cost			(363)
Recognized actuarial (gain) loss	427		80

Net periodic benefit cost (credit)	(597)	15	(139)
Settlements and curtailments	135		(2,279)

Total benefit cost (credit)	$(462)	$15	$(2,418)

Three month period ended September 30, 2005
Service cost	$1,883		$65
Interest cost	6,413	$22	141
Expected return on plan assets	(6,611)
Amortization of prior service cost	(109)		(482)
Recognized actuarial (gain) loss	795	(3)	126

Net periodic benefit cost (credit)	2,371	19	(150)
Settlements and curtailments	(1,250)		(2,169)

Total benefit cost (credit)	$1,121	$19	$(2,319)

The total benefit cost (credit) is related to continuing and discontinued operations as follows:
Continuing operations	$2,409	$13	$(2,272)
Discontinued operations	(1,288)	6	(47)

	$1,121	$19	$(2,319)

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

	Pension Plans	Pension Plan Supplement	Post- Retirement Medical Plans
Nine month period ended September 30, 2006
Service cost	$1,575		$99
Interest cost	18,408	$47	307
Expected return on plan assets	(21,537)
Amortization of prior service cost			(1,019)
Recognized actuarial (gain) loss	1,341		240

Net periodic benefit cost (credit)	(213)	47	(373)
Settlements and curtailments	1,045	(7)	(6,332)

Total benefit cost (credit)	$832	$40	$(6,705)

Nine month period ended September 30, 2005
Service cost	$5,841		$196
Interest cost	19,844	$66	427
Expected return on plan assets	(20,439)
Amortization of prior service cost	(336)		(1,446)
Recognized actuarial (gain) loss	2,468	(9)	379

Net periodic benefit cost (credit)	7,378	57	(444)
Settlements and curtailments	2,710		(6,184)

Total benefit cost (credit)	$10,088	$57	$(6,628)

The total benefit cost (credit) is related to continuing and discontinued operations as follows:
Continuing operations	$8,315	$40	$(7,031)
Discontinued operations	1,773	17	403

	$10,088	$57	$(6,628)

LFNY Defined Benefit Pension Plan and Post-Retirement Medical Plan Settlement Transactions—During the three month and nine month periods ended September 30, 2006, the Company recognized a settlement loss of $135 and $1,038, respectively, which represents the pro-rata share of actuarial losses attributable to settlements with pension plan participants who elected lump sum payments upon their retirement or discontinuation of service to the Company. Additionally, during the nine month period ended September 30, 2006, the Company recognized a settlement loss of $303 (all of which occurred in the second quarter of 2006) as a result of the settlement of post-retirement medical plan obligations associated with employees in the separated businesses.

As a result of the separation and in accordance with SFAS No. 88, Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded a charge of $3,255 (comprised of $2,710 and $545 relating to pension and post-retirement medical plan obligations, respectively), for the nine month period ended September 30, 2005 for the estimated cost relating to the settlement of pension and post-retirement medical plan obligations and special termination benefits to employees in the separated businesses. Of this amount, $2,420 is included in “loss from discontinued operations” and $835 is included in “compensation and benefits” expense on the unaudited condensed consolidated statements of income. In the three month period ended September 30, 2005, a credit adjustment of $1,250 relating to settlement of the pension obligation was recorded and is included in loss from discontinued operations.

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Termination of LCH’s Post-Retirement Medical Plan—In April 2004, LCH announced a plan to terminate its Post-Retirement Medical Plan. As a result of such action, benefits available to eligible active employees and retirees will cease on February 28, 2007. In accordance with SFAS No. 106, “Employers’ Accounting for Post- Retirement Benefits Other Than Pensions,” the Company is recognizing the effect of such termination as a reduction of employee compensation and benefits expense over the period ending February 2007. For the three month and nine month periods ended September 30, 2006 and for the three month and nine month periods ended September 30, 2005, compensation and benefits expense was reduced by $2,279, $6,635, $2,169 and $6,729, respectively, related to the effect of such termination.

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

The Company’s provision for income taxes for the three month and nine month periods ended September 30, 2006 and for the three month and nine month periods ended September 30, 2005 was $10,153, $44,827, $17,177 and $50,443, respectively, representing effective tax rates on operating income from continuing operations of 20.6%, 21.1%, 22.2% and 19.0%, respectively.

For the three month and nine month periods ended September 30, 2006, the effective tax rates of 20.6% and 21.1%, respectively, are blended rates comprised of (i) an estimated 28.0% effective rate applicable to Lazard Ltd’s ownership interest in Lazard Group’s operating income from continuing operations (less its applicable share of LAM general partnership related revenues) in each period and (ii) Lazard Group’s estimated effective tax rates of 16.4% and 17.3% applicable to the remaining ownership interest in Lazard Group for the respective periods.

For the three month and nine month periods ended September 30, 2005, the effective tax rates of 22.2% and 19.0%, respectively, are blended rates comprised of (i) an estimated 28.0% effective tax rate applicable to Lazard Ltd’s ownership interest in Lazard Group’s operating income from continuing operations for the period May 10, 2005 through September 30, 2005 and (ii) Lazard Group’s estimated effective tax rates of 19.0% and 17.2% applicable to the remaining ownership interest in Lazard Group for the respective periods.

With respect to Lazard Ltd’s ownership interest in Lazard Group, the difference between the U.S. federal statutory rate of 35% and the estimated effective tax rate of 28.0% for the three month and nine month periods ended September 30, 2006 and for the period from May 10, 2005 through September 30, 2005, principally relates to foreign source income not subject to U.S. income taxes and the amortization associated with the tax basis step-up resulting from the separation and recapitalization, partially offset by U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate.

With respect to the ownership interests in Lazard Group not held by Lazard Ltd, the difference between the U.S. federal statutory tax rate of 35% and Lazard Group’s estimated effective tax rates of 16.4% and 17.3% for the three month and nine month periods ended September 30, 2006, respectively, and 19.0% and 17.2% for the three month and nine month periods ended September 30, 2005, respectively, is principally due to Lazard Group’s U.S. limited liability company status, which is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income is not subject to U.S. federal income taxes because taxes associated with its income represent obligations of the individual partners. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes. Additionally, Lazard Group is subject to UBT attributable to Lazard Group’s operations apportioned to New York City which are incremental to the U.S. federal statutory tax rate.

Tax Receivable Agreement

The redemption of historical partner interests in connection with the separation and recapitalization has resulted, and the exchanges of LAZ-MD Holdings exchangeable interests for shares of Class A common stock may result, in increases in the tax basis of the tangible and/or intangible assets of Lazard Group. The tax receivable

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

agreement, dated as of May 10, 2005, with LFCM Holdings requires the Company to pay LFCM Holdings 85% of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of the above-mentioned increases in tax basis. During the fourth quarter of 2005, the Company recorded a provision of $2,685 pursuant to the tax receivable agreement, with the liability related thereto included within payable to related parties as of September 30, 2006 and December 31, 2005 on the unaudited condensed consolidated statements of financial position. The Company calculates this provision annually once the results of operations for the full year are known. As a result, there is no provision for such payments in the three month and nine month periods ended September 30, 2006 and 2005. If any provision is required pursuant to the tax receivable agreement, such amount would be fully offset by a reduction in the Company’s income tax expense.

12.	RELATED PARTIES

Amounts receivable from and payable to related parties as of September 30, 2006 and December 31, 2005 are set forth below:

	September 30, 2006	December 31, 2005
Receivables
LFCM Holdings	$16,993	$53,787
LAZ-MD Holdings		145

Total	$16,993	$53,932

Payables
LFCM Holdings	$3,430	$3,919

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

For the three month and nine month periods ended September 30, 2006, amounts recorded by Lazard Group relating to administrative and support services amounted to $1,940 and $3,997, respectively, and referral fees for underwriting transactions amounted to $1,044 and $3,297, respectively. For the three month period ended September 30, 2005, amounts recorded by Lazard Group relating to administrative and support services and referral fees for underwriting transactions amounted to $1,761 and $1,630, respectively, and for the period May 10, 2005 through September 30, 2005, amounts recorded by Lazard Group relating to administrative and support services and referral fees for underwriting transactions amounted to $2,215 and $2,544, respectively. Such amounts are reported as reductions to operating expenses and as underwriting revenue, respectively.

Receivables from LFCM Holdings and its subsidiaries as of September 30, 2006 and December 31, 2005 include $13,741 and $17,031, respectively, related to the lease indemnity agreement, and $26,800 as of December 31, 2005 related to the U.K. pension indemnity. During the second quarter of 2006, the Company received $26,800 from LFCM for the settlement of the U.K. pension indemnity. The remaining receivables of $3,252 and $9,956 at September 30, 2006 and December 31, 2005, respectively, relate primarily to administrative and support services and reimbursement of expenses paid on behalf of LFCM Holdings ($1,600 and $2,615 as of September 30, 2006 and December 31, 2005, respectively) and referral fees for underwriting transactions ($1,403 and $6,307 as of September 30, 2006 and December 31, 2005, respectively). Payables to LFCM Holdings and its subsidiaries at September 30, 2006 and December 31, 2005 include $2,685 pursuant to the tax receivable agreement described in Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements.

LAZ-MD Holdings

As of September 30, 2006, LAZ-MD Holdings holds an approximate 62.3% common membership interest in Lazard Group and Lazard Ltd holds the remaining 37.7% common membership interest. Additionally, LAZ-MD Holdings is the sole owner of the one issued and outstanding share of Class B common stock (the “Class B common stock”) of Lazard Ltd. As of September 30, 2006, the Class B common stock provides LAZ-MD Holdings with

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

approximately 62.3% of the voting power but no economic rights in Lazard Ltd. Subject to certain limitations, LAZ-MD Holdings exchangeable interests are exchangeable for Class A common stock. However, the Class B common stock will represent no less than 50.1% of the voting power until December 31, 2007.

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the three month and nine month periods ended September 30, 2006 such charges amounted to $50 and $150, respectively. For the period May 10, 2005 through September 30, 2005, Lazard Group’s charges to LAZ-MD Holdings for such services were not material.

13.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded on LFNY’s statement of financial condition, or $5, whichever is greater. At September 30, 2006, LFNY’s regulatory net capital was $42,380, which exceeded the minimum requirement by $37,138.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Services Authority (the “FSA”). The Company presently estimates that at September 30, 2006, the aggregate regulatory net capital of the U.K. Subsidiaries was $164,896, which exceeded the minimum requirement by $99,885.

The Financial Advisory activities of Lazard Frères SAS (“LF”) and its wholly-owned subsidiaries, including LFB, are authorized by the Comité des Etablissements de Crédit et des Entreprises d’Investissement and are regulated by the Comité de la Réglementation Bancaire et Financière. Supervision is exercised by the Commission Bancaire, which is responsible, in liaison with the Banque de France, for ensuring compliance with the regulations. In this context LF has the status of a bank holding company (“Compagnie Financière”) and LFB is a registered bank (“Etablissement de Crédit”). In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries, primarily LFG (asset management) and Fonds Partenaires Gestion (private equity, merchant banking), are subject to regulation and supervision by the Autorité des Marchés Financiers. At September 30, 2006, the consolidated regulatory net capital of LF was $159,722, which exceeded the minimum requirement set for regulatory capital levels by $67,082.

Certain other U.S. and non-U.S. subsidiaries are subject to various other capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At September 30, 2006, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $40,587, which exceeded the minimum required capital by $29,252.

During the nine month period ended September 30, 2006, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the three month and nine month periods ended September 30, 2006 and 2005 is prepared using the following methodology:

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

Each segment’s operating expenses include (i) compensation and benefits expenses, including amounts for certain senior advisors that are incurred directly in support of the businesses, and (ii) other operating expenses, which include directly incurred expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities.

LAZARD LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income and believes that the following information provides a reasonable representation of each segment’s contribution to continuing operations with respect to net revenue, operating income and total assets:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2006	2005	2006	2005
Financial Advisory	Net Revenue	$187,050	$257,785	$671,245	$626,610
	Operating Expenses	142,696	174,754	498,619	412,639

	Operating Income	$44,354	$83,031	$172,626	$213,971

Asset Management	Net Revenue	$125,388	$110,994	$376,792	$326,695
	Operating Expenses	103,080	90,935	294,512	244,970

	Operating Income	$22,308	$20,059	$82,280	$81,725

Corporate	Net Revenue	$(14,926)	$(11,876)	$(27,359)	$(18,940)
	Operating Expenses	2,543	13,925	15,545	11,478

	Operating Income (Loss)	$(17,469)	$(25,801)	$(42,904)	$(30,418)

Total	Net Revenue	$297,512	$356,903	$1,020,678	$934,365
	Operating Expenses	248,319	279,614	808,676	669,087

	Operating Income	$49,193	$77,289	$212,002	$265,278

	As of
	September 30, 2006	December 31, 2005
Total Assets:
Financial Advisory	$363,767	$336,576
Asset Management	331,358	308,054
Corporate	1,336,136	1,266,267

Total	$2,031,261	$1,910,897

15.     DISCONTINUED OPERATIONS

Loss from discontinued operations for the three and nine month periods ended September 30, 2005 was comprised of the following:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net revenue	$(1,079)	$39,599

Pre-tax loss	$(155)	$(14,246)
Provision for income taxes	253	3,330

Loss from discontinued operations (net of tax)(*)	$(408)	$(17,576)

(*)	Borne by the members of Lazard Group as such losses were incurred prior to May 10, 2005, the date of the Company’s equity public offering and the separation and recapitalization transactions.

* * * * *

Item 1A.   Pro Forma Financial Information (Unaudited)

Page
Unaudited Pro Forma Condensed Consolidated Statement of Income For The Nine Month Period Ended September 30, 2005	39

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

The following unaudited pro forma condensed consolidated statement of income for the nine month period ended September 30, 2005 present the consolidated results of operations of Lazard Group and Lazard Ltd assuming that the separation and recapitalization transactions, including the equity public offering and the financing transactions, had been completed as of January 1, 2005. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the separation and recapitalization transactions, including the equity public offering and the financing transactions, on the historical financial information of Lazard. The adjustments are described in the notes to the unaudited pro forma condensed consolidated statement of income and principally include the matters set forth below.

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

LAZARD LTD

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Nine Month Period Ended September 30, 2005
	Historical		Pro Forma Adjustments		Total		Pro Forma Adjustments For The Other Financing Transactions		Lazard Ltd Pro Forma, as Adjusted	Pro Forma Adjustments For The Equity Public Offering		Lazard Ltd Pro Forma, as Adjusted
	($ in thousands, except per share data)
Total revenue	$987,906				$987,906				$987,906			$987,906
Interest expense	(53,541	)(a)	$1,661	(b)	(51,880)		$(22,626	)(e)	(74,506)			(74,506)

Net revenue	934,365		1,661		936,026		(22,626)		913,400			913,400

Operating Expenses:
Compensation and benefits, and, commencing May 10, 2005, distributions to profit participation members	482,228		75,476	(c)	557,704				557,704			557,704
Premises and occupancy costs	50,513				50,513				50,513			50,513
Professional fees	36,111		(2,935	)(b)	33,176				33,176			33,176
Travel and entertainment	30,768				30,768				30,768			30,768
Other	69,467				69,467				69,467			69,467

Operating expenses	669,087		72,541		741,628				741,628			741,628

Operating income from continuing operations	265,278		(70,880)		194,398		(22,626)		171,772			171,772
Provision (benefit) for income taxes	50,443		463	(d)	50,906		(8,515	)(f)	42,391	$(946	)(g)	41,445

Income allocable to members before minority interest in net income	214,835		(71,343)		143,492		(14,111)		129,381	946		130,327
Minority interest in net income	77,707		(9,081	)(c)	68,626				68,626	18,987	(h)	87,613

Income from continuing operations	$137,128		$(62,262)		$74,866		$(14,111)		$60,755	$(18,041)		$42,714

Weighted average shares outstanding:
Basic					99,907,829	(i)						37,500,000	(k)
Diluted					99,907,829	(i)						37,509,765	(k)

Net income per share:
Basic					$0.75	(j)						$1.14	(l)
Diluted					$0.75	(j)						$1.14	(l)

See Notes to Unaudited Pro Forma Condensed Consolidated Statement of Income

Notes to Unaudited Pro Forma Condensed Consolidated Statement of Income ($ in thousands):

(a)	Interest expense includes a credit of $8,000 which represents accrued dividends relating to Lazard Group’s mandatorily redeemable preferred stock which were cancelled in connection with the redemption of membership interests of historical partners.

(b)	Represents adjustments to exclude non-recurring, one-time costs related to the separation and recapitalization, which consisted of interest of $1,661 and professional fees of $2,935.

(c)	Prior to the equity public offering, payments for services rendered by the Company’s managing directors were accounted for as distributions from members’ capital, or as minority interest in net income in the case of payments to LAM managing directors and certain key LAM employee members through May 9, 2005, rather than as compensation and benefits expense. As a result, the Company’s compensation and benefits expense and income from continuing operations did not reflect most payments for services rendered by Lazard Group’s managing directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Measures and Indicators—Net Income (Net Income Allocable to Members of Lazard Prior to May 10, 2005).”

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

Following the completion of the equity public offering, the Company’s policy is that its compensation and benefits expense, including that payable to its managing directors, will not exceed 57.5% of operating revenue each year (although the Company retains the ability to change this policy in the future). The Company’s managing directors have been informed of this new policy. The new retention agreements with its managing directors generally provide for a fixed salary and discretionary bonus, which may include an equity-based compensation component. Lazard defines “operating revenue” for these purposes as consolidated total gross revenue less interest expense related to LFB, our Paris-based banking affiliate and certain revenue related to the consolidation of LAM general partnerships, with such operating revenue being $969,920.

The overall net adjustment to increase historical compensation and benefits expense is $75,476. The net adjustments are the result of aggregating the distributions representing payments for services rendered by managing directors and employee members of LAM prior to May 10, 2005.

(d)	Represents a net tax expense of $463 which reflects the application of the historical effective Lazard Group income tax rates against the applicable pro forma adjustments, which was $758, and a $295 tax benefit reclassified from LAM minority interest.

(e)	Reflects net incremental interest expense related to the separation and recapitalization transactions, including the financing transactions and the amortization of capitalized costs associated with the financing transactions.

(f)	Reflects the net income tax impact associated with the separation and recapitalization transactions.

(g)	Represents an adjustment for Lazard Ltd entity-level taxes of $946.

The difference between the U.S. federal statutory tax rate of 35% and Lazard Ltd’s estimated effective tax rate of 28% is primarily due to the earnings attributable to Lazard Ltd’s non-U.S. subsidiaries being taxable at rates lower than the U.S. federal statutory tax rate, partially offset by U.S. state and local taxes which are incremental to the U.S. federal statutory tax rate.

(h)	Minority interest in net income includes an adjustment for LAZ-MD Holdings’ ownership of Lazard Group common membership interests with such minority interest being the result of multiplying LAZ-MD Holdings’ ownership interests in Lazard Group, which, for pro forma purposes, was assumed to be 62.5% for the period January 1, 2005 through July 26, 2005, with a subsequent reduction to approximately 62.4% for the remainder of the nine month period ended September 30, 2005. LAZ-MD Holdings’ ownership interests in Lazard Group are exchangeable, on a one-for-one basis, into shares of Class A common stock, and, on a fully exchanged basis, would amount to 62,118,749 shares of Class A common stock, or approximately 62.4% of Lazard Ltd’s shares of Class A common stock outstanding, as of September 30, 2005.

(i)	For purposes of presentation of basic and diluted net income per share of Class A common stock, it was assumed that all Lazard Group common membership interests were exchanged into 99,907,829 shares of Class A common stock. These shares consider the repurchase in the quarter ended September 30, 2005 of Lazard Group common membership interests held by LAZ-MD Holdings that were exchangable for the equivalent of 381,251 shares of Class A common stock.

(j)	Calculated based on the weighted average basic and diluted shares outstanding, as applicable, as described in note (i) above. Net income per share of Class A common stock is not comparable to Lazard Ltd pro forma as adjusted net income per share of Class A common stock due to the effect of the recapitalization, including the equity public offering and the financing transactions, and because income from continuing operations does not reflect U.S. corporate federal income taxes since Lazard Group has operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal tax purposes, whereas Lazard Ltd income from continuing operations includes a provision in respect of such taxes.

(k)	For basic net income per share of Class A common stock, the weighted average shares outstanding reflects the 37,500,000 shares of Class A common stock outstanding immediately following the equity public offering and the IXIS private placement and recapitalization. For diluted net income per share of Class A common stock, weighted average shares outstanding include incremental shares issuable from non-vested stock unit awards. LAZ-MD Holdings exchangeable interests are not included on an as-if-exchanged basis because such exchangable interests were antidilutive. Shares issuable with respect to the exercise of the purchase contracts associated with the equity security units offered in the ESU offering and the IXIS ESU placement are not included because, under the treasury stock method of accounting, such securities were not dilutive.

(l)	Calculated after considering the impact of all the pro forma adjustments described above and based on the weighted average basic and diluted shares outstanding, as applicable, as described in note (k) above. See the table below for a detained reconciliation of pro forma basic to pro forma diluted net income per share of Class A common stock.

	Nine Months Ended September 30, 2005
	Weighted Average Shares Outstanding	Income from Continuing Operations	Pro Forma Income from Continuing Operations per share of Class A Common Stock
	($ in thousands, except per share data)
Amounts as reported for Basic net income per share of Class A common stock	37,500,000	$42,714	$1.14

Restricted stock units	9,765

Amounts as reported for Diluted net income per share of Class A common stock	37,509,765	$42,714	$1.14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Lazard Ltd is committed to providing timely and accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, Lazard and its operating companies use their websites to convey information about their businesses, including the anticipated release of quarterly financial results, quarterly financial, statistical and business-related information and the posting of updates of assets under management (“AUM”) in various hedge funds and mutual funds and other investment products managed by Lazard Asset Management LLC and its subsidiaries. Monthly updates of these funds will be posted to the Lazard Asset Management website (www.lazardnet.com) by the 3rd business day following the end of each month. Investors can link to Lazard and its operating company websites through www.lazard.com. Our websites and the information contained therein or connected thereto shall not be deemed to be incorporated into this quarterly report.

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

For the three month and nine month periods ended September 30, 2006 and 2005, the Company’s consolidated net revenue was derived from the following business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Financial Advisory	63%	72%	66%	67%
Asset Management	42	31	37	35
Corporate	(5)	(3)	(3)	(2)

Total	100%	100%	100%	100%

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

Financial Advisory

Activity with respect to completed and announced M&A transactions for the industry in the three month and nine month periods ended September 30, 2006 and 2005 are set forth below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Incr /(Decr)	2006	2005	% Incr /(Decr)
	($ in billions)
Completed M&A Transactions:
Global	$559	$707	(21)%	$1,876	$1,563	20%
Trans-Atlantic	57	38	50%	166	93	78%

Announced M&A Transactions:
Global	686	616	11%	2,471	1,968	26%
Trans-Atlantic	50	61	(18)%	205	115	78%

Source:	Thomson Financial as of October 23, 2006

Lazard believes that its Financial Advisory business should continue to benefit from any sustained increase in M&A volume.

Over the same time frame, financial restructuring activity declined sharply, with the amount of corporate debt defaults, according to Moody’s Investors Service, Inc, for the nine month periods ended September 30, 2006 and 2005 at $4 billion versus $17 billion, respectively. While the rate of global corporate debt defaults continues to be at near all time low levels, we believe our financial restructuring business should benefit from any future increase in global restructuring activity.

Asset Management

For the nine month period ended September 30, 2006, activity in the global stock markets strengthened in both the U.S. and European markets as evidenced by the indices shown on the table below.

Market performance over the twelve month period from October 1, 2005 until September 30, 2006 was also strong across global stock markets, with European and world indices generally growing at a faster rate than U.S. indices.

	Percentage Change September 30, 2006 vs.
	December 31, 2005	October 1, 2005
MSCI World Index	9%	12%
CAC 40	11%	14%
DAX	11%	19%
FTSE 100	6%	9%
Dow Jones Industrial Average	9%	11%
NASDAQ	2%	5%
S&P 500	7%	9%

The changes in global market indices generally correspond to Lazard’s market-related changes in its AUM.

Key Financial Measures and Indicators

Net Revenue

The majority of Lazard’s Financial Advisory net revenue is earned from the successful completion of mergers, acquisitions, restructurings, capital raising and similar transactions. The main driver of Financial Advisory net revenue is overall M&A and restructuring volume, particularly in the industries and geographic markets in which Lazard focuses. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to clients, with such fees not being dependent on a specific transaction. Lazard’s Financial Advisory segment also earns revenue from public and private securities offerings, including in conjunction with activities of its former Capital Markets and Other segment. In general, fees in conjunction with activities of its former Capital Markets and Other segment are shared equally. As a result of the consummation of the equity public offering, Lazard now has an arrangement with LFCM Holdings under which the separated Capital Markets business will continue to distribute securities in public offerings originated by Lazard’s Financial Advisory business in a manner similar to its practice prior to the equity public offering.

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

Corporate net revenue consists primarily of investment income generated from long-term investments, including principal investments that Lazard has made in merchant banking and alternative investment funds managed by the Asset Management segment, net interest income generated by LFB, interest income related to cash and interest expense related to outstanding borrowings. As a result of the consummation of the equity public offering, interest expense related to the financing transactions is included in Corporate net revenue. Corporate net revenue can fluctuate due to mark-to-market adjustments on long-term investments, changes in interest rates and in interest rate spreads earned by LFB and changes in the levels of Lazard’s cash, long-term investments and indebtedness. In addition, during the nine month period ended September 30, 2006, Corporate net revenue includes a gain of approximately $14 million, excluding transaction and other costs, relating to the termination of the Intesa joint venture (with such gain, after transaction and other costs, increasing operating income by approximately $5 million). Although Corporate net revenue during the nine month period ended September 30, 2006 represented (3)% of Lazard’s net revenue, total assets in this segment represented 66% of Lazard’s consolidated total assets as of September 30, 2006, principally attributable to the relatively significant amounts of assets associated with LFB, and, to a lesser extent, cash and long-term investment balances.

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

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits. As a limited liability company, prior to the consummation of the equity public offering on May 10, 2005 payments for services rendered by the majority of Lazard’s managing directors were accounted for as distributions of members’ capital. In addition, subsequent to January 1, 2003, payments for services rendered by managing directors of LAM (and employee members of LAM) were accounted for as minority interest in net income. See “—Minority Interest.” Subsequent to the consummation of the equity public offering, Lazard now includes all payments for services rendered by its managing directors, including the managing directors of LAM and distributions to profit participation members, in compensation and benefits expense. As a result, while Lazard’s compensation and benefits expense and operating income for the nine month period ended September 30, 2006 includes all such payments, compensation and benefits expense and operating income for the nine month period ended September 30, 2005 did not include those payments for services rendered by Lazard’s managing directors prior to May 10, 2005.

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

Provision for Income Taxes

Lazard has historically operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. As a result, Lazard has not been subject to U.S. federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Outside the U.S., Lazard historically has operated principally through corporations and has been subject to local income taxes. Income taxes shown on Lazard’s consolidated statement of income for the three and nine month periods ended September 30, 2005 include taxes incurred in non-U.S. entities and UBT attributable to Lazard’s operations apportioned to New York City prior to May 10, 2005.

Following the equity public offering, Lazard Group is continuing to operate in the U.S. as a limited liability company treated as a partnership for U.S. federal income tax purposes and remains subject to local income taxes outside the U.S. and to UBT. In addition, Lazard Ltd’s corporate subsidiaries are subject to additional income taxes, which taxes are reflected in its unaudited condensed consolidated statements of income for the three month and nine month periods ended September 30, 2006 and, with respect to the three month and nine month periods ended September 30, 2005, for the period May 10, 2005 through September 30, 2005.

Minority Interest

Minority interest consists of a number of components. As described below, amounts recorded as minority interest for the three month and nine month periods ended September 30, 2006 are not comparable to amounts recorded as minority interest for the three month and nine month periods ended September 30, 2005.

Commencing May 10, 2005, the Company has recorded a charge to minority interest in net income relating to LAZ-MD Holdings’ ownership interest in Lazard Group (which approximated 62.3% at September 30, 2006), with such expense amounting to $25.3 million and $107.6 million for the three month and nine month periods ended September 30, 2006, respectively, versus $36.4 million and $59.2 million for the three month and nine month periods ended September 30, 2005, respectively (which represented LAZ-MD Holdings’ ownership interest in Lazard Group for the period May 10, 2005 through September 30, 2005).

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

A discussion of the Company’s consolidated results of operations for the three month and nine month periods ended September 30, 2006 and 2005, is set forth below, followed by a more detailed discussion of business segment results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)
Revenue
Investment banking and other advisory fees	$183,318	$251,663	$655,704	$615,361
Money management fees	116,113	101,282	346,584	302,507
Commissions	3,195	3,569	12,474	11,354
Underwriting	2,487	4,626	12,912	10,155
Investment gains and losses—net	4,448	4,944	13,673	8,446
Interest income	11,755	10,210	29,593	24,260
Other	2,706	5,207	26,631	15,823

Total revenue	324,022	381,501	1,097,571	987,906
Interest expense	26,510	24,598	76,893	53,541

Net revenue	297,512	356,903	1,020,678	934,365

Operating Expenses
Compensation and benefits (and, commencing May 10, 2005, distributions to profit participation members)(*)	180,982	215,199	615,269	482,228
Non-compensation expense	67,337	64,415	193,407	186,859

Total operating expenses	248,319	279,614	808,676	669,087

Operating Income from Continuing Operations(*)	49,193	77,289	212,002	265,278
Provision for income taxes(*)	10,153	17,177	44,827	50,443

Income from Continuing Operations Before Minority Interest in Net Income(*)	39,040	60,112	167,175	214,835
Minority interest in net income	25,882	41,101	110,786	77,707

Income from Continuing Operations(*)	13,158	19,011	56,389	137,128
Loss from Discontinued Operations(*) (net of income tax provision of $253 and $3,330 for the three month and nine month periods ended September 30, 2005, respectively)		(408)		(17,576)

Net Income (Net Income Allocable to Members of Lazard Group for Periods Prior to May 10, 2005)(*)	$13,158	$18,603	$56,389	$119,552

(*)	Excludes, as applicable, with respect to the periods prior to May 10, 2005 (a) payments for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense, and (b) U.S. corporate federal income taxes, since Lazard Group has operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes.

The Company calculates operating revenue for the three month and nine month periods ended September 30, 2006 and 2005 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)
Historical total revenue	$324,022	$381,501	$1,097,571	$987,906
Deduct:
LFB interest expense	(5,817)	(4,489)	(14,866)	(15,234)
Revenue related to consolidation of LAM general partnerships	(600)	(2,752)	(3,137)	(2,752)

Operating revenue	$317,605	$374,260	$1,079,568	$969,920

Certain ratios and headcount information for the three month and nine month periods ended September 30, 2006 and 2005 are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
As a % of Net Revenue, By Revenue Category:
Investment banking and other advisory fees	62%	71%	64%	66%
Money management fees	39	28	34	32
Commissions	1	1	1	1
Underwriting	1	1	1	1
Investment gains and losses—net	1	1	1	1
Interest income	4	3	3	3
Other	1	2	3	2
Interest expense	(9)	(7)	(7)	(6)

Net revenue	100%	100%	100%	100%

As a % of Net Revenue:
Operating Income	17%	22%	21%	28%

	As of September 30,
	2006	2005

Headcount:
Managing Directors:
Financial Advisory	125	123
Asset Management	43	38
Corporate	8	8
Limited Managing Directors	5	16
Other Employees:
Business segment professionals	794	769
All other professionals and support staff	1,197	1,244

Total	2,172	2,198

Revenue and Operating Expenses

Three Months Ended September 30, 2006 versus September 30, 2005

Net revenue was $298 million for the three month period ended September 30, 2006, a decrease of $59 million, or 17%, versus net revenue of $357 million in the corresponding period in 2005. During the 2006 period, fees from investment banking and other advisory activities were $183 million, a decrease of $69 million or 27% versus fees of $252 million in the corresponding period in 2005. The decrease is due primarily to three factors: the number of M&A transactions closing in the third quarter of 2006; the relatively high number of transactions closing in the second quarter of 2006; and comparison with the unusually high 2005 third-quarter revenue, due particularly to our Financial Restructuring and Private Fund Advisory Group activities. Money management fees were $116 million, an increase of $15 million, or 15%, versus $101 million in the corresponding period in 2005. The increase in money management fees was principally the result of a $11.8 billion, or 14% increase in average AUM for the three month period ended September 30, 2006 as compared to the three month period ended September 30, 2005, and, to a lesser extent, an increase in incentive fees recorded in the 2006 period. Underwriting revenue, including referral fees from LFCM, of $2.5 million decreased by $2.1 million, or 46%, versus $4.6 million in the corresponding period in 2005 due to lower underwriting activity in the 2006 period. Other revenue of $2.7 million decreased by $2.5 million, or 48%, versus $5.2 million in the corresponding period in 2005 principally due to foreign exchange losses resulting from the revaluation of certain assets and liabilities. Interest expense of $27 million increased by $2 million primarily from the commercial banking activities in LFB.

Compensation and benefits expense was $181 million for the three month period ended September 30, 2006, a decrease of $34 million, or 16%, versus expense of $215 million in the corresponding period in 2005. The decrease was primarily due to lower accruals for performance-based bonus awards consistent with the decrease in operating revenues. Headcount (including managing directors and all other employees) as of September 30, 2006 was 2,172, down 26 versus headcount as of September 30, 2005, representing reductions principally in support personnel, partially offset by increases in Asset Management headcount as a result of hirings in selected areas.

Non-compensation expense was $67 million or 21% of operating revenue of $318 million in the three month period ended September 30, 2006, compared with $64 million or 17% of operating revenue of $374 million for the corresponding period in 2005. The increase in the ratio reflects reduced operating revenues and an $8 million increase in professional fees versus the comparable period in 2005, partially offset by a decrease in all other non-compensation expenses by an aggregate of $5 million versus the 2005 period. The increase in professional fees was principally due to higher legal fees, fees for outsourced services, as well as consulting fees related to the Company’s activities to comply with the Sarbanes-Oxley Act of 2002. The decrease in all other non-compensation expenses was principally due to declines in unrecovered VAT expense, and various other miscellaneous expenses.

Operating income, was $49 million for the three month period ended September 30, 2006, a decrease of $28 million, or 36% lower than operating income of $77 million for the corresponding period in 2005. Operating income as a percentage of net revenue was 17% for the third quarter of 2006 versus 22% for the corresponding period in 2005, with the decrease in operating income and the relative margin primarily resulting from the decrease in revenue. Our quarterly revenue and profits can fluctuate materially depending on the number, size and timing of completed transactions on which we advise, as well as seasonality and other factors.

Revenue and Operating Expenses

Nine Months Ended September 30, 2006 versus September 30, 2005

Net revenue was $1,021 million for the nine month period ended September 30, 2006, up $86 million, or 9%, versus net revenue of $934 million in the corresponding period in 2005. During the 2006 period, fees from investment banking and other advisory activities were $656 million, an increase of $40 million, or 7%, versus fees of $615 million in the corresponding period in 2005, a result of strong M&A performance in the first half of 2006. Money management fees were $347 million, an increase of $44 million, or 15%, versus $303 million in the corresponding period in 2005. The increase in money management fees was principally the result of a $8.6 billion, or 10%, increase in average AUM for the nine month period ended September 30, 2006 as compared to the nine month period ended September 30, 2005, as well as an increase in incentive fees recorded in the 2006 period. Underwriting, including referral fees from LFCM, of $13 million increased by $3 million or 27% versus the corresponding period in 2005 principally due to an increase in underwriting activity in the 2006 period. Net investment gains of $14 million increased by $5 million, or 62%, primarily related to higher dividend income in the 2006 period as well as certain losses incurred in the 2005 period which did not recur in 2006. Interest Income of $30 million increased $5 million, or 22%, principally due to average higher cash balances throughout the 2006 period. Other revenue of $27 million increased by $11 million, or 68%, versus the corresponding period in 2005 principally due to the impact of a gain of approximately $14 million (excluding transaction and other costs) recognized on the termination of the Intesa joint venture (see “—Liquidity and Capital Resources” below). Interest expense of $77 million increased by $23 million due to the incremental interest expense on financings primarily related to the issuance of debt and equity security units that occurred on May 10, 2005 in connection with the equity public offering and recapitalization, with such debt and equity security units outstanding for the full period in 2006 as compared to only part of the 2005 period.

Compensation and benefits expense was $615 million for the nine month period ended September 30, 2006, an increase of $133 million, or 28%, versus expense of $482 million in the corresponding period in 2005. The increase was due to higher accruals for performance-based bonus awards consistent with the increase in operating revenues as well as the Company’s inclusion, for the period subsequent to the consummation of the equity public offering, of all payments for services rendered by our managing directors in compensation and benefits expense, including distributions to profit participation members and payments for services rendered by managing directors of LAM (and employee members of LAM), the latter of which previously had been accounted for as minority interest in net income.

Non-compensation expense was $193 million, or 18% of operating revenue of $1,080 million in the nine month period ended September 30, 2006, compared with $187 million, or 19% of operating revenue of $970 million for the corresponding period in 2005. The decrease in the year-to-date ratio is due to the operating leverage from higher operating revenues. For the nine month period ended September 30, 2006, professional fees increased approximately $20 million versus the 2005 period, partially offset by a decrease in all other non-compensation expenses by an aggregate of $13 million versus the 2005 period. The increase in professional fees was due to consulting and audit fees related to the Company’s activities to comply with the Sarbanes-Oxley Act of 2002, various legal fees, recording of a commitment to a former managing director, and increased fees relating to outsourced services. The decrease in other non-compensation expenses primarily reflects the recovery of VAT costs expensed in prior years, and declines in unrecoverable deal-related expenses and insurance expense.

Operating income, including the one-time gain on termination of the Intesa joint venture as described above, which, after transaction and other costs, served to increase operating income by approximately $5 million, was $212 million for the nine month period ended September 30, 2006, a decrease of $53 million, or 20% lower than operating income of $265 million for the corresponding period in 2005. Operating income as a percentage of net revenue was 21% for the first nine months of 2006 versus 28% for the corresponding period in 2005, with the decrease in operating income and the relative margin primarily resulting from the increase in compensation and benefits expense described above partially offset by the increase in revenues. As stated above, historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Income Taxes

For the three month period ended September 30, 2006, the provision for income taxes was $10 million, a decrease of approximately $7 million versus $17 million for the corresponding period in 2005. For the nine month period ended September 30, 2006, the provision for income taxes was $45 million, a decrease of approximately $6 million versus $51 million for the corresponding period in 2005. The decrease in both the three and nine month periods of 2006 was principally due to decreased tax provisions recorded for those locations that are subject to corporate income taxes and, in the nine month period ended September 30, 2006, partially offset by additional entity level income taxes incurred in Lazard Ltd. Such additional entity level taxes were incurred for the full period in 2006 as compared to only part of the 2005 period.

Minority Interest In Net Income

For the three month period ended September 30, 2006, minority interest in net income was $26 million, a decrease of $15 million versus $41 million for the 2005 period. For the nine month period ended September 30, 2006, minority interest was $111 million, an increase of $33 million versus $78 million for the corresponding period in 2005. The decrease in the three month period ended September 30, 2006 was due to a reduction in income from continuing operations. The increase in the nine month period ended September 30, 2006 was principally due to the minority interest in net income related to LAZ-MD Holdings’ ownership interest (62.3% as of September 30, 2006) of Lazard Group, commencing May 10, 2005. This increase was partially offset by there being no expense relating to the minority interest in net income associated with the Intesa joint venture in the three month and nine month periods ended September 30, 2006 as well as compensation for LAM members now being recorded in compensation and benefits expense commencing with the consummation of the equity public offering on May 10, 2005, while, prior thereto, such amounts were recorded in minority interest in net income. In addition, minority interest also includes an approximate $0.6 million and a $3 million expense recorded for the three and nine month periods ended September 30, 2006, respectively, representing the elimination of revenue from LAM general partnerships held directly by certain of our LAM managing directors, versus $2.8 million recorded for both the three and nine month periods ended September 30, 2005. As described above, amounts recorded as minority interest in net income for periods prior to May 10, 2005 are not comparable to amounts recorded as minority interest in net income for periods commencing May 10, 2005.

Discontinued Operations

The Company had no income from discontinued operations during the three month and nine month periods ended September 30, 2006, versus losses from discontinued operations of $0.4 million and $17.6 million, respectively, for the corresponding periods in 2005.

Business Segments

The following data discusses net revenue and operating income for the Company’s continuing operations by business segment. The operating results exclude a discussion of Corporate, which, apart from interest expense, contributes a relatively minor amount to operating income. Each segment’s operating expenses include (i) compensation and benefits expenses that are incurred directly in support of the businesses and (ii) other operating expenses, which include directly incurred expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment, and indirect support costs (including compensation and benefits expense and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistical drivers such as, among other items, headcount, square footage and transactional volume.

Financial Advisory

The following table summarizes the operating results of the Financial Advisory segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)
M&A	$153,215	$187,241	$545,054	$491,559
Financial Restructuring	15,562	39,956	50,202	80,367
Corporate Finance and Other	18,273	30,588	75,989	54,684

Net Revenue	187,050	257,785	671,245	626,610

Direct Compensation and Benefits and, commencing May 10, 2005, distributions to profit participation members	94,615	130,476	360,983	269,388
Other Operating Expenses(a)	48,081	44,278	137,636	143,251

Total Operating Expenses	142,696	174,754	498,619	412,639

Operating Income	$44,354	$83,031	$172,626	$213,971

Operating Income as a Percentage of Net Revenue	24%	32%	26%	34%

			As of September 30,
			2006	2005
Headcount (b):
Managing Directors			125	123
Limited Managing Directors			2	5
Other Employees:
Business segment professionals			501	488
All other professionals and support staff			246	259

Total			874	875

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(b)	Excludes headcount related to indirect support functions. Such headcount is included in the Corporate headcount.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Lazard Statistics:
Number of Clients:
Total	120	135	377	371
With Fees Greater than $1 million	41	52	144	130
Percentage of Total Fees from Top 10 Clients	48%	41%	25%	24%
Number of M&A Transactions Completed Greater than $1 billion	6	17	33	33

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms. The offices that generate Financial Advisory net revenue are located in North America, Europe (principally in the U.K., France, Italy, Spain and Germany) and the rest of the world (principally in Asia).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
North America	41%	51%	54%	44%
Europe	58	48	44	54
Rest of World	1	1	2	2

Total	100%	100%	100%	100%

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

Financial Advisory Results of Operations

Three Months Ended September 30, 2006 versus September 30, 2005

In the 2006 period, Financial Advisory net revenue was $187 million, a decrease of $71 million, or 27%, versus net revenue of $258 million in the corresponding period in 2005. M&A net revenue of $153 million decreased $34 million, or 18%, versus the corresponding period in 2005. In addition, Financial Restructuring net revenue declined by $24 million, or 61%, versus the corresponding period in 2005. Corporate Finance and Other net revenue of $18 million decreased by approximately $12 million, or 40%, versus net revenue of $30 million in the 2005 period.

The decrease in M&A net revenue is due primarily to three factors: the number of M&A transactions closing in the third quarter of 2006; the relatively high number of transactions closing in the second quarter of 2006; and comparison with the unusually high 2005 third-quarter revenue. The third quarter of 2005 was both a record third quarter and the strongest quarter in 2005. Transactions completed in the third quarter of 2006 on which Lazard’s M&A Group advised included Resolution plc’s £3.6 billion acquisition of Abbey National plc’s Life businesses,

International Paper’s $1.4 billion sale of its coated and super calendared papers business to CMP Holdings LLC, an affiliate of Apollo Management L.P., Uniland’s €1.1 billion sale to Cementos Portland Valderrivas, Camfin’s €1.0 billion joint venture with Gaz de France for the sale of natural gas in Italy, and Iberostar Hoteles’ €884 million sale to Carlyle. Other clients with whom we transacted significant business during the third quarter of 2006 included Bridgepoint Capital, KeySpan Corporation, The McKenzie River Corporation, Muehlstein, Paroc, Permira and Saint-Gobain. Among the pending M&A transactions announced on which Lazard is advising are Gaz de France’s €37.8 billion merger with Suez, Abertis Infraestructuras’ €22.9 billion merger of equals with Autostrade, Pfizer’s $16.6 billion sale of its Consumer Healthcare business to Johnson & Johnson, Cerberus’ $14.0 billion consortium acquisition of a controlling stake in GMAC, Fisher Scientific’s $12.8 billion merger with Thermo Electron, KeySpan’s $11.8 billion sale to National Grid, Chicago Board of Trade’s (advisors to Special Transaction Committee) $8.0 billion merger with the Chicago Mercantile Exchange, International Paper’s $6.1 billion sale of 5.1 million acres of U.S. forestlands, Schneider Electric’s $6.1 billion acquisition of American Power Conversion, and UCB’s €4.4 billion acquisition of Schwarz Pharma.

Financial Restructuring net revenue decreased as compared to the three month period ended September 30, 2005, principally due to the low level of debt defaults experienced in the last twelve months. Recently completed Restructuring assignments include Armstrong Holdings. Notable Restructuring assignments announced since the second quarter include our retention to advise Radnor Holdings in connection with its Chapter 11 filing. Additionally, we are continuing our work on a number of other Restructuring assignments, including those involving Adelphia, Collins & Aikman, Eurotunnel, Meridian Automotive, Olympic Airlines, Owens-Corning, SunCom Wireless and Tower Automotive. Additionally, we continue to advise Calpine’s Unsecured Creditors Committee, Northwest Airlines Creditors Committee and the UAW in connection with Delphi’s bankruptcy and with regard to alternatives for restructuring Chrysler’s post-retirement healthcare obligations.

Corporate Finance net revenues in the 2006 period also declined principally in our private equity fund raising group, which advised on a number of large fund closings in the third quarter of 2005.

Operating expenses were $143 million in the 2006 period, a decrease of approximately $32 million, or 18%, versus operating expenses of $175 million in the corresponding period in 2005. Compensation and benefits expense decreased by $36 million, or 27%, as compared to the corresponding period in 2005, primarily reflecting a decrease in accruals for performance-based bonus awards consistent with the decrease in operating revenues. All other operating expenses increased by $4 million, or 9%, principally due to increased support costs.

Financial Advisory operating income was $44 million for the 2006 period, a decrease of $39 million, or 47%, versus operating income of $83 million in the corresponding period in 2005. Operating income as a percentage of segment net revenue was 24% for the 2006 period versus 32% in the corresponding period in 2005, with the decrease in operating income and relative margin principally the result of lower revenues. Our quarterly revenue and profits can fluctuate materially depending on the number, size and timing of completed transactions on which we advise, as well as seasonality and other factors.

Nine Months Ended September 30, 2006 versus September 30, 2005

In the 2006 period, Financial Advisory net revenue was $671 million, an increase of $45 million, or 7%, versus net revenue of $627 million in the corresponding period in 2005. M&A net revenue of $545 million increased $53 million, or 11%, versus the corresponding period in 2005, driven by the environment for mergers and acquisitions activity and by improved productivity of our managing directors. The increase in M&A net revenue was partially offset by a $30 million, or 38%, decrease in Financial Restructuring net revenue versus the corresponding period in 2005. Corporate Finance and Other net revenue increased by approximately $21 million, or 39%, principally as a result of a higher level of private equity fund raising.

Operating expenses were $499 million in 2006 period, an increase of $86 million, or 21%, versus operating expenses of $413 million in the corresponding period in 2005. Compensation and benefits expense increased by $92 million, or 34%, as compared to the corresponding period in 2005. The increase was principally due to the inclusion, for the period subsequent to the consummation of the equity public offering, of all payments for services rendered by our managing directors, including distributions to profit participation members, in compensation and benefits expense. In addition, accruals for performance-based bonus awards increased in the 2006 period consistent with the increase in operating revenues. Other operating expenses decreased by $6 million, or 4%, principally due to the recovery of VAT costs expensed in prior years, and declines in premises costs, and unrecoverable deal-related expenses.

Financial Advisory operating income was $173 million for the 2006 period, $41 million lower than the corresponding period in 2005. Operating income as a percentage of segment net revenue was 26% for 2006 versus 34% in the corresponding period in 2005, with the increase in recorded compensation expense in the 2006 period being partially offset by the leverage resulting from higher revenues. As stated above, historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	September 30, 2006	December 31, 2005
	($ in millions)
AUM:
International Equities	$47,122	$42,104
Global Equities	21,995	15,872
U.S. Equities	12,669	12,920

Total Equities	81,786	70,896

International Fixed Income	7,685	6,604
Global Fixed Income	1,006	2,135
U.S. Fixed Income	2,422	2,374

Total Fixed Income	11,113	11,113

Alternative Investments	3,653	3,394
Merchant Banking	854	826
Cash Management	1,928	2,005

Total AUM	$99,334	$88,234

Average AUM for the three month and nine month periods ended September 30, 2006 and 2005, is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in millions)
Average AUM	$96,618	$84,802	$94,151	$85,574

The following is a summary of changes in AUM for the three month and nine month periods ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in millions)
AUM—Beginning of Period	$93,901	$83,012	$88,234	$86,435
Net Flows	1,693	(1,751)	983	(4,349)
Market Appreciation	3,792	5,369	9,337	5,654
Foreign Currency Adjustments	(52)	(38)	780	(1,148)

AUM—End of Period	$99,334	$86,592	$99,334	$86,592

AUM as of September 30, 2006 was $99.3 billion, up $11.1 billion from AUM of $88.2 billion as of December 31, 2005. Merchant banking AUM as of September 30, 2006 and December 31, 2005 includes approximately $0.5 billion and $0.4 billion, respectively, of assets held by an investment company for which Lazard may earn carried interests. During the nine month period ended September 30, 2006, market appreciation of $9.3 billion was accompanied by net inflows of $1.0 billion and the positive impact of changes in foreign currency exchange rates of approximately $0.8 billion. Net inflows were experienced in Emerging Markets, Global Thematic Equity, U.K. and European Equity products partially offset by outflows in International Equity products.

For the three month period ended September 30, 2006, average AUM was $96.6 billion, an increase of $11.8 billion, or 14%, versus $84.8 billion in the corresponding period in 2005. For the nine month period ended September 30, 2006, average AUM was $94.2 billion, an increase of $8.6 billion, or 10%, versus $85.6 billion in the corresponding period in 2005.

The following table summarizes the operating results of the Asset Management segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)
Management Fees	$112,726	$98,269	$328,734	$291,047
Incentive Fees	3,423	2,717	17,362	10,650
Other	8,639	7,256	27,559	22,246

Sub-Total	124,788	108,242	373,655	323,943
LAM GP-Related Revenue	600	2,752	3,137	2,752

Net Revenue	125,388	110,994	376,792	326,695

Direct Compensation and Benefits, and, commencing May 10, 2005, distributions to profit participation members	60,708	55,225	173,698	133,438
Other Operating Expenses(a)	42,372	35,710	120,814	111,532

Total Operating Expenses	103,080	90,935	294,512	244,970

Operating Income	$22,308	$20,059	$82,280	$81,725

Operating Income as a Percentage of Net Revenue	18%	18%	22%	25%

			As of September 30,
			2006	2005
Headcount(b):
Managing Directors			43	38
Limited Managing Directors			2	2
Other Employees:
Business segment professionals			285	270
All other professionals and support staff			326	321

Total			656	631

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(b)	Excludes headcount related to indirect support functions. Such headcount is included in the Corporate headcount.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
North America	55%	59%	56%	58%
Europe	37	34	36	34
Rest of World	8	7	8	8

Total	100%	100%	100%	100%

Asset Management Results of Operations

Three Months Ended September 30, 2006 versus September 30, 2005

Asset Management net revenue was $125 million for the 2006 period, an increase of $14 million, or 13%, versus net revenue of approximately $111 million for the corresponding period in 2005. Management fees for the 2006 period were $113 million, up $14 million, or 15%, slightly higher than the increase in average AUM for the corresponding period in 2005 principally due to a shift in AUM to higher fee based products. Incentive fees earned for the 2006 period were $3.4 million, an increase of $0.7 million versus $2.7 million recorded for the corresponding period in 2005 due to better performance in certain funds that provide for such incentive fees with a measurement date in the respective three month periods. Other income was $9 million, an increase of $1 million. In addition, during the three month period ended September 30, 2006, revenue of $0.6 million from LAM general partnerships held directly by certain of our LAM managing directors was recorded, versus $2.8 million in the corresponding period in 2005, with these amounts being also added as minority interest in net income.

Operating expenses were $103 million for the 2006 period, an increase of $12 million, or 13%, versus operating expenses of $91 million for the corresponding period in 2005. Compensation and benefits expense increased by $5 million, or 10%, as compared to the corresponding period in 2005. The increase was principally due to higher performance-based bonus awards, consistent with the increase in operating revenues. All other operating expenses increased by $7 million versus the corresponding period in 2005 principally due to increased professional fees for outsourced services, legal fees as well as higher support costs.

Asset Management operating income was $22 million for 2006 period, an increase of $2 million, or 11%, versus operating income of $20 million for the corresponding period in 2005. Operating income as a percentage of segment net revenue was 18% for the 2006 period, flat versus the corresponding period in 2005.

Nine Months Ended September 30, 2006 versus September 30, 2005

Asset Management net revenue was $377 million for the 2006 period, an increase of $50 million, or 15%, versus net revenue of approximately $327 million for the corresponding period in 2005. Management fees for the 2006 period were $329 million, up $38 million, or 13%, slightly higher than the increase in average AUM for the corresponding period in 2005 principally due to a shift in AUM to higher fee based products. Incentive fees earned for the 2006 period were $17 million, an increase of $7 million versus approximately $10 million recorded for the corresponding period in 2005 due to better performance in certain funds that provide for such incentive fees with a measurement date in the respective nine month periods. Other income was $28 million, an increase of $5 million. In addition, during both the nine month periods ended September 30, 2006 and 2005, revenue of approximately $3 million was recorded from LAM general partnerships held directly by certain of our LAM managing directors, with these amounts being added as minority interest in net income.

Operating expenses were $295 million for the 2006 period, an increase of $50 million, or 20%, versus operating expenses of $245 million for the corresponding period in 2005. Compensation and benefits expense increased by $40 million or 30% as compared to the corresponding period in 2005. The increase was principally due to increases in accruals for performance-based bonus awards as a result of the increase in operating revenues as well as the inclusion, for periods subsequent to the consummation of the equity public offering, of all payments for services rendered by managing directors of LAM (and employee members of LAM), including distributions to profit participation members, in compensation and benefits expense which had previously been accounted for as minority interest in net income. All other operating expenses increased by $9 million, or 8%, versus the corresponding period in 2005, principally due to higher professional fees for outsourced services and legal fees.

Asset Management operating income was $82 million for 2006 period, flat versus operating income of $82 million for the corresponding period in 2005. Operating income as a percentage of segment net revenue was 22%

for the 2006 period versus 25% for the corresponding period in 2005, with the decline in the 2006 period attributable to the increase in recorded compensation expense in the 2006 period as described above, partially offset by higher revenues versus the corresponding period in 2005. As stated above, historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Cash Flows

The Company’s cash flows are influenced primarily by the timing of receipt of Financial Advisory and Asset Management fees, the timing of distributions to shareholders and payment of bonuses to employees. The M&A and Asset Management fee receivable collection period generally is 60 days or less. However, the collection time for restructuring transactions may extend beyond 60 days, particularly those that involve bankruptcies due to issues such as court-ordered holdbacks. In addition, fee receivables from our private fund advisory activities are generally collected over a four year period.

Cash and cash equivalents were $530 million at September 30, 2006, an increase of $38 million versus cash and cash equivalents of $492 million at December 31, 2005. During the nine month period ended September 30, 2006, cash of $147 million was provided by operating activities, comprised of (i) $56 million provided from net income, (ii) approximately $126 million provided by noncash charges, principally consisting of depreciation and amortization of $11 million relating to property, $18 million relating to the amortization of deferred expenses, stock units and an interest rate hedge, and approximately $111 million relating to minority interest in net income, with these items being partially offset by the $14 million gain on the termination of the Intesa joint venture, and (iii) partially offset by $35 million being used by net changes in other operating assets and operating liabilities. Cash of $5 million was used for investing activities, principally for net acquisitions of property. Financing activities during the period used cash of $112 million, primarily for distributions to minority interest holders, repayments of senior borrowings and Class A common stock dividends. Exchange rate changes provided cash of $8 million. The Company traditionally makes payments for employee bonuses and distributions to members and minority interest holders primarily in the first four months of the year with respect to the prior year’s results.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. We maintain lines of credit in excess of anticipated liquidity requirements. As of September 30, 2006, Lazard had $234 million in unused lines of credit available to it, including $52 million of unused lines of credit available to LFB.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, including use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months and beyond. As noted above, we intend to maintain lines of credit that can be utilized should the need arise. Concurrent with the equity public offering, Lazard Group entered into a five year, $125 million senior revolving credit facility with a group of lenders, with such revolving credit facility being amended on May 17, 2006 to provide for aggregate commitments of $150 million. As of September 30, 2006 there were no amounts outstanding under this credit facility. The senior revolving credit facility contains customary affirmative and negative covenants and events of default for facilities of this type. In addition, the senior revolving credit facility, among other things, limits the ability of the borrower to incur debt, grant liens, pay dividends, enter into mergers or to sell all or substantially all of its assets and contains financial covenants that must be maintained. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources in addition to any new credit facilities.

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

As a result of the termination of the joint venture relationship and Lazard Group’s repurchase of the Intesa JV Interest, the Company realized a gain of approximately $14 million, excluding transaction and other costs, which is included in “revenue—other” on the unaudited condensed consolidated statements of income for the nine month period ended September 30, 2006 (with all of such gain being recorded in the second quarter of 2006) and, after transaction and other costs, this transaction increased operating income by approximately $5 million. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.

As of September 30, 2006, Lazard was in compliance with all of its obligations under its various borrowing arrangements.

On February 7, 2006, the Board of Directors of Lazard Ltd authorized the repurchase of up to $100 million in aggregate cost of the Lazard Ltd’s Class A common stock. The Company’s intention is that the share repurchase program will be used primarily to offset shares to be issued under Lazard Ltd’s 2005 Equity Incentive Plan. Purchases may be made in the open market or through privately negotiated transactions in 2006 and 2007. During the nine month period ended September 30, 2006, Lazard Group purchased 115,000 shares of Class A common stock in the open market at an average price of $36.34 per share.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of December 31, 2005 (see Note (e) below for updated information):

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
(c)

Pursuant to the business alliance agreement, Lazard Group has commitments to fund certain investment funds managed by Lazard Alternative Investments Holdings LLC (“LAI”). Amounts in the table above relate to (1) obligations related to Corporate Partners II Limited, a private equity fund formed on February 25, 2005, with $1 billion of institutional capital commitments and a $100 million capital commitment from us, the principal portion of which may require funding at any time through 2010 (as of December 31, 2005, Lazard Group contributed approximately $0.1 million of its capital commitment). For purposes of the table above, Lazard’s remaining commitment of approximately $99.9 million as of December 31, 2005 was estimated to be funded in the amounts of $37.5 million, $37.5 million, and $24.9 million in the years ending December 31, 2006, 2007 and 2008, respectively; (2) obligations related to the Lazard Senior Housing Partners LP, a private equity fund formed in July 2005, with capital commitments of $201 million, including, as estimated as of December 31, 2005, a minimum and maximum capital commitment from us of $10 million and $27 million, respectively, the principal portion of which will require funding at any time through 2008 (as of December 31, 2005, Lazard Group contributed its initial capital commitment which amounted to approximately $0.6 million. For purposes of this table, included is the then estimated maximum remaining commitment of $27 million and Lazard’s remaining maximum commitment of approximately $26.4 million as of December 31, 2005 was estimated to be funded in the amounts of $6.6 million, $18.7 million, and $1.1 million in the years ending December 31, 2006, 2007 and 2008, respectively.

(d)	The Company has agreements for the years shown in the table above relating to future minimum distributions to certain managing directors and compensation to certain employees incurred for the purpose of recruiting and retaining these senior professionals. Also included are guaranteed compensation arrangements with advisors and a commitment to a former managing director.
(e)	The table above does not include:
(1)	any contingent obligations relating to the LAM equity rights;
(2)	any potential payment related to the IXIS cooperation arrangement (the level of this contingent payment to IXIS would depend, among other things, on the level of revenue generated by the cooperation activities, and the potential payment is limited, as of September 30, 2006, to a maximum of approximately €8 million (subject to further reduction in certain circumstances) which would only occur if the cooperation activities generate no revenue over the course of the remaining initial period of such activities, the cooperation agreement is not renewed and Lazard Ltd’s stock price fails to sustain certain price levels);
(3)	any contingent limited partner capital commitments as described in Note 7 of Notes to Consolidated Financial Statements included in the Form 10-K;
(4)	interest expense relating to Lazard Group’s revolving credit agreement, which is a variable rate obligation;
(5)	the lending commitments and indemnifications provided by LFB to third parties as described in Note 12 of Notes to Consolidated Financial Statements included in the Form 10-K;
(6)	with respect to obligations related to (a) Corporate Partners II Limited, as described in Note(c)(1) above, Lazard Group has contributed an additional $1.2 million of its capital commitment during the nine month period ended September 30, 2006. Lazard’s remaining commitment of $98.7 million is currently estimated to be funded in the amounts of $8.7 million in the fourth quarter of 2006 and $45 million in each of the years ending December 31, 2007 and 2008, and (b) Lazard Senior Housing Partners LP, as described in Note (c)(2) above, Lazard Group has contributed an additional $1.6 million of its capital commitment during the nine month period ended September 30, 2006. In addition, the Company’s maximum commitment has been reduced from $27 million to $10 million, with Lazard’s remaining commitment of $7.8 million now estimated to be funded in the year ending December 31, 2007;
(7)	additional guaranteed compensation arrangements entered into during the nine month period ended September 30, 2006, that requires additional payments of $25.1 million, $10.2 million and $1.8 million for 2006, 2007 and 2008, respectively; and
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

In addition the table above does not include any recognition of the May, 2008 settlement of the purchase contracts component of the ESUs which require the holders to purchase an aggregate of $437.5 million of the Company’s Class A common stock for cash or exchange of outstanding debt, depending on the success of the remarketing of such debt—see Note (a) above. This obligation is collateralized by the entire $437.5 million principal amount of Lazard Group Notes outstanding.

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

At September 30, 2006, substantially all of the $390 million of securities owned, at fair value, were fixed-income securities within LFB’s portfolio, 91% of which were rated investment grade credit quality. At December 31, 2005, substantially all of the $272 million of securities owned, at fair value, were fixed-income securities within the LFB portfolio, 92% of which were rated investment grade credit quality.

At September 30, 2006 and December 31, 2005, derivative contracts, all of which related to LFB’s operations and which are recorded at fair value, were as follows:

	September 30, 2006	December 31, 2005

	($ in thousands)
Assets:
Interest rate swap contracts	$111	$186

Liabilities:
Interest rate swap contracts	$718	$3,028

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

•	LFB’s annual interest rate risk, as measured by a 1% +/– change in interest rates, amounted to approximately $764 thousand and $93 thousand as of September 30, 2006 and December 31, 2005, respectively.

•	Foreign currency risk associated with LFB’s open positions, in aggregate, as measured by a 2% +/- change against the U.S. dollar, amounted to approximately $33 thousand and $2 thousand as of September 30, 2006 and December 31, 2005, respectively.

LFB fully collateralizes its repurchase transactions with fixed income securities.

Risks Related to Receivables

We maintain an allowance for bad debts to provide coverage for probable losses from our fee and customer receivables, including our lending portfolio in LFB. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where, in our judgment, the receivables are impaired. At September 30, 2006 total receivables amounted to $691 million, net of an allowance for bad debts of $14 million. As of that date, inter-bank lending, financial advisory and asset management fee, customer receivables and related party receivables comprised 48%, 40%, 10% and 2% of total receivables, respectively. At December 31, 2005 total receivables amounted to $748 million, net of an allowance for bad debts of $13 million. As of that date, inter-bank lending, financial advisory and asset management fee, and customer receivables and related party receivables comprised 46%, 38%, 9% and 7% of total receivables, respectively.

Credit Concentration

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At September 30, 2006 the Company had no exposure to an individual counterparty that exceeded $42 million, in the aggregate, excluding inter-bank counterparties.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s interest-bearing liabilities has fixed interest rates or maximum interest rates, while its cash and short-term investments generally have floating interest rates. Lazard estimates that operating income relating to cash and short-term investments and corporate indebtedness balances as of September 30, 2006 would change by approximately $4 million, on an annual basis, in the event interest rates were to increase or decrease by 1%.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The impact of adopting SFAS 155 is not expected to have a material impact on the financial condition, results of operations, and cash flows of the Company.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and for subsequent measurements, permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in fiscal years beginning after September 15, 2006. The impact of adopting SFAS 156 is not expected to have a material impact on the financial condition, results of operations, and cash flows of the Company.

In July 2006, the FASB issued FIN No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a tax position taken in a tax return. FIN 48 provides a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements FIN 48 is effective as of the beginning of the first annual period beginning after December 15, 2006. We are currently assessing the impact of adopting FIN 48 on the financial condition, results of operations, and cash flows of the Company.

In September 2006, FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require the use of fair value measurements. SFAS 157 is effective for interim and annual financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the impact of adopting SFAS 157 on the financial condition, results of operations, or cash flows of the Company.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit post-retirement plans, measured as the difference between the fair value of the plan assets and the applicable benefit obligations. SFAS 158 also requires an entity to recognize changes in the funded status of a defined benefit post-retirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS 158 is effective for interim and annual financial statements issued for fiscal years ending after December 15, 2006. We are currently assessing the impact of adopting SFAS 158 on the financial condition, results of operations, or cash flows of the Company.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 permits the Company to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. The Company is currently assessing the impact of adoption of SAB 108 on the financial condition, results of operations, and cash flows as of and for the year ended December 31, 2006.

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

Lazard Ltd and Goldman Sachs & Co., the lead underwriter of Lazard Ltd’s equity public offering of its common stock, as well as several members of Lazard Ltd’s management and board of directors, have been named as defendants in several putative class action lawsuits and a putative stockholder derivative lawsuit filed in the U.S. District Court for the Southern District of New York, and in a putative class action lawsuit and a putative stockholder derivative lawsuit filed in the Supreme Court of the State of New York. The plaintiffs in the putative class action lawsuits filed in the U.S. District Court for the Southern District of New York have filed a consolidated amended complaint, and the defendants have filed a motion to dismiss that complaint. The defendants in the putative class action lawsuit filed in the Supreme Court of the State of New York have served plaintiffs with a motion to dismiss the complaint or, in the alternative, stay the action pending resolution of the putative class action in the U.S. District Court for the Southern District of New York. The putative class action lawsuits purport to have been filed on behalf of persons who purchased securities of Lazard Ltd in connection with the equity public offering or in the open market. The putative class actions allege various violations of the federal securities laws and seek, inter alia, compensatory damages, rescission or rescissory damages and other unspecified equitable, injunctive or other relief. The putative derivative actions purport to be brought on behalf of Lazard Ltd against its directors and Goldman Sachs & Co. and allege, among other things, that the directors breached their fiduciary duties to Lazard Ltd in connection with matters related to the equity public offering and seek compensatory damages, punitive damages and other unspecified equitable or other relief. We believe that the suits are without merit and intend to defend them vigorously.

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

On November 6, 2006, Lazard Ltd, Lazard Group and LAZ-MD Holdings entered into certain modifications to the arrangements between each of the parties as requested by LAZ-MD Holdings on behalf of its members primarily related to the terms of exchangeability of the LAZ-MD Holdings exchangeable interests and the registration rights associated with the shares of Lazard Ltd common stock issuable upon exchange of those interests. The following is a summary of the material terms of the modifications, which have been approved by the boards of directors of Lazard Ltd, Lazard Group and LAZ-MD Holdings, and, in accordance with the terms of the LAZ-MD Holdings stockholders’ agreement, the requisite vote of the holders of LAZ-MD Holdings exchangeable interests party thereto. The modifications involve changes to the following documents:

•	the stockholders’ agreement dated as of May 10, 2005, by and among LAZ-MD Holdings, Lazard Ltd and certain members of LAZ-MD Holdings (the “LAZ-MD Holdings stockholders’ agreement”),

•	the master separation agreement, dated as of May 10, 2005, by and among Lazard Ltd, LAZ-MD Holdings, Lazard Group and LFCM Holdings, as amended, and

•	the retention agreements entered into with each managing director of Lazard in connection with the equity public offering of Lazard Ltd.

The following summary of the material terms of the modifications to these agreements does not purport to be complete and is subject to, and qualified in its entirety by reference to, the provisions of the amended and restated LAZ-MD Holdings stockholders’ agreement, the amendment to the master separation agreement and the acknowledgment letter regarding the retention agreements, which were entered into to effect the changes. Copies of these documents have been filed with the SEC as exhibits to this Quarterly Report on Form 10-Q.

Amended and Restated LAZ-MD Holdings Stockholders’ Agreement

The amended and restated LAZ-MD Holdings stockholders’ agreement, dated as of November 6, 2006 (the “amended and restated stockholders’ agreement”) modified in certain respects the terms of the registration rights granted to holders of the LAZ-MD Holdings exchangeable interests who are party to that agreement. The changes include the following:

•	For purposes of determining what are registrable securities under the amended and restated stockholders’ agreement, both shares of our common stock already issued in exchange for LAZ-MD Holdings exchangeable interests and shares of our common stock then issuable in exchange for LAZ-MD Holdings exchangeable interests are included.

•	The minimum number of registrable securities necessary to effect a “demand” registration is the lesser of (1) the number of shares having a market value in excess of $50 million at such time (or $20 million after the ninth anniversary of our equity public offering (May 10, 2014)) or (2) 2,000,000 shares of our common stock.

•

Any amendments to the registration rights provisions of the amended and restated stockholders’ agreement shall require the affirmative approval of holders holding two-thirds of the shares of Lazard Ltd common stock covered under the amended and restated stockholders’ agreement in addition to the consent of Lazard Ltd and LAZ-MD Holdings, and any amendment that materially and adversely impacts the rights of any holder under the amended and restated stockholders’ agreement will also require the consent of such holder or it will not apply to such person unless such amendment applies to and affects the rights of all holders equally, regardless of whether or not such person is providing services to Lazard Ltd.

•	Each holder of registrable securities party to the amended and restated stockholders’ agreement may enforce his or her registration rights directly against Lazard Ltd, although LAZ-MD Holdings may elect to assume, seek and conduct the enforcement of any claims itself on behalf of such holder.

Amendment to the Master Separation Agreement

On November 6, 2006, Lazard Ltd, Lazard Group and LAZ-MD Holdings entered into Amendment No. 1 to the master separation agreement (the “amendment”). The amendment modified the provisions of the master separation agreement relating to the exchange terms of the LAZ-MD Holdings exchangeable interests. The modifications include the following:

•	An exchange of LAZ-MD Holdings exchangeable interests may be conditioned upon the actual sale of all or any portion (such amount designated by the holder) of the LAZ-MD Holdings exchangeable interests in connection with a registered offering.

•	In addition, the amendment provides that holders of LAZ-MD Holdings exchangeable interests that are then exchangeable would be able to exchange them not only at annual registration periods but also in connection with demand and piggy-back registration opportunities and during window periods after the filing of selected Quarterly Reports on Form 10-Q and the Annual Report on Form 10-K by Lazard Ltd.

•	In addition to requiring the consent of Lazard Ltd, Lazard Group and LAZ-MD Holdings to amend the exchangeability provisions, any provisions that materially and adversely impact the rights of any holder thereunder would also need the consent of such holder or it will not apply to such person unless such amendment applies to and affects the rights of all holders equally, regardless of whether or not such person is providing services to Lazard Ltd.

Acknowledgment Letter Regarding the Retention Agreements

On November 6, 2006, Lazard Group delivered to LAZ-MD Holdings an acknowledgement letter (the “acknowledgement letter”) modifying the terms of the retention agreements of persons party to the amended and restated LAZ-MD stockholders’ agreement who are currently managing directors. The modifications include Lazard Group’s agreement that, in the event that any such person shall become entitled to exchangeability immediately following the third anniversary of the initial equity public offering (May 10, 2008) of his or her LAZ-MD Holdings exchangeable interests, that person will not forfeit the right to early exchangeability with respect to the first tranche of his or her LAZ-MD Holdings exchangeable interests if he or she breaches the restrictive covenants (i.e., non-compete and non-solicitation provisions) in the retention agreement of such individual (although shares in the second and third tranches that would otherwise become exchangeable would not be exchangeable until the eighth anniversary of our equity public offering (May 10, 2013) in such an instance).

Item 6.	Exhibits

2.1

Master Separation Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

2.2	Amendment No. 1, dated as of November 6, 2006, to the Master Separation Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC and LAZ-MD Holdings LLC.

2.3	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

3.1	Certificate of Incorporation and Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.2	Certificate of Incorporation in Change of Name of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.3	Amended and Restated Bye-laws of Lazard Ltd (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.1	Form of Specimen Certificate for Class A common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

4.2	Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.3	Third Supplemental Indenture, dated as of December 19, 2005, by and among Lazard Group LLC, The Bank of New York, as trustee, and for purposes of consent, Lazard Group Finance LLC (incorporated by reference to Exhibit 4.02 to the Lazard Group LLC’s Current Report on Form 8-K (Commission File No. 333-126751) filed on December 19, 2005).

4.4	Purchase Contract Agreement, dated as of May 10, 2005, by and between the Registrant and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.5	Pledge Agreement, dated as of May 10, 2005, by and among the Registrant, The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.6	Pledge Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.7	Form of Normal Equity Security Units Certificate (included in Exhibit 4.4).

4.8	Form of Stripped Equity Security Units Certificate (included in Exhibit 4.4).

4.9	Form of Senior Note (included in Exhibit 4.3).

10.1	Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006, by and among LAZ-MD Holdings LLC, the Registrant and certain members of LAZ-MD Holdings LLC.

10.2	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.3	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to the Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

10.4	Tax Receivable Agreement, dated as of May 10, 2005, by and among Ltd Sub A, Ltd Sub B and LFCM Holdings LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.5	Employee Benefits Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.6	Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.7	License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company, LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co. Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8	Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9	Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.10	First Amended and Restated Limited Liability Company Agreement of Lazard Asset Management LLC, dated as of January 10, 2003 (incorporated by reference to Exhibit 10.10 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.11	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.12	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.13	Lease with an Option to Purchase, dated as of July 11, 1990, by and between Sicomibail and Finabail and SCI du 121 Boulevard Hausmann (English translation) (incorporated by reference to Exhibit 10.20 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.14	Occupational Lease, dated as of August 9, 2002, Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.15	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.16	2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.17	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, by and among Lazard Ltd, Lazard Group LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.18	Agreement Relating to Reorganization of Lazard, dated as of May 10, 2005, by and among Lazard LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.19	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, by and among the Registrant, Lazard Group LLC and Steven J. Golub (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.20	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for, each of Michael J. Castellano, Scott D. Hoffman and Charles G. Ward III (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.21	Agreements Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.22	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.23	Acknowledgement Letter, dated as of November 6, 2006 from Lazard Group LLC to certain managing directors of Lazard Group LLC modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006.

10.24	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.25	Registration Rights Agreement, dated as of May 10, 2005 by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.26	Letter Agreement, dated as of May 10, 2005, with Bruce Wasserstein family trusts (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.27	Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.28	First Amendment, dated as of March 28, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.34 to Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.29	Second Amendment, dated as of May 17, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 17, 2006).

10.30	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.31	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.32	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.33	Termination Agreement dated as of March 31, 2006, by and among Banca Intesa S.p.A., Lazard Group LLC, and Lazard & Co. S.r.l. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on April 4, 2006).

10.34	Amended and Restated $150 Million Subordinated Convertible Promissory Note due 2018, issued by Lazard Funding LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 17, 2006).

10.35	Amended and Restated Guaranty of Lazard Group LLC to Banca Intesa S.p.A., dated as of May 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 17, 2006).

10.36	$96 Million Senior Promissory Note due 2008, issued by Lazard Group LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 17, 2006).

10.37	$50 Million Subordinated Promissory Note due 2008, issued by Lazard Group LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 17, 2006).

10.38	Certificate of Transfer and Assignment with Amendments, dated as of May 15, 2006, by and between Banca Intesa S.p.A. and Citibank, N.A., acknowledged and accepted for certain purposes by Lazard Group LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 17, 2006).

10.39	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Bruce Wasserstein.

31.2	Rule 13a-14(a) Certification of Michael J. Castellano.

32.1	Section 1350 Certification for Bruce Wasserstein.

32.2	Section 1350 Certification for Michael J. Castellano.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2006

LAZARD LTD

By:	/s/ Bruce Wasserstein
Name: Bruce Wasserstein Title: Chairman and Chief Executive Officer

By:	/s/ Michael J. Castellano
Name: Michael J. Castellano Title: Chief Financial Officer