Form 10-Q
period 2007-06-30
Lazard Ltd
filed 2007-08-09
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, there were 51,554,068 shares of the registrant’s Class A common stock and one share of the registrant’s Class B common stock outstanding.

When we use the terms “Lazard”, “we”, “us”, “our”, and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd has no material assets other than indirect ownership as of June 30, 2007 of approximately 47.9% of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2007 AND DECEMBER 31, 2006

(UNAUDITED)

(dollars in thousands, except for per share data)

	June 30, 2007	December 31, 2006

ASSETS
Cash and cash equivalents	$1,029,036	$969,483
Cash segregated for regulatory purposes or deposited with clearing organizations	32,051	16,023
Securities owned—at fair value:
Bonds—Corporate	469,324	527,421
Equities	148,061	23,185
Non-U.S. Government and agency securities	30,785	28,729

	648,170	579,335

Receivables—net:
Banks	430,143	721,002
Fees	375,817	417,519
Customers	58,186	77,832
Related parties	29,801	18,543

	893,947	1,234,896

Long-term investments—at fair value	154,467	99,057

Property (net of accumulated amortization and depreciation of $191,474 and $181,812 at June 30, 2007 and December 31, 2006, respectively)	169,903	168,310
Goodwill	17,135	16,945
Other assets	164,953	124,616

Total assets	$3,109,662	$3,208,665

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

JUNE 30, 2007 AND DECEMBER 31, 2006

(UNAUDITED)

(dollars in thousands, except for per share data)

	June 30, 2007	December 31, 2006
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ DEFICIENCY
Liabilities:
Deposits and other customer payables	$802,335	$1,195,014
Accrued compensation and benefits	194,229	437,738
Senior borrowings	1,590,960	1,087,057
Capital lease obligations	25,435	25,445
Related party payables	12,095	9,794
Other liabilities	430,221	438,473
Subordinated borrowings	150,000	200,000

Total liabilities	3,205,275	3,393,521
Commitments and contingencies
Minority interest	48,305	55,497

STOCKHOLDERS’ DEFICIENCY
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 51,554,068 shares issued and outstanding at June 30, 2007 and December 31, 2006)	516	516
Class B, par value $.01 per share (1 share authorized, 1 share issued and outstanding at June 30, 2007 and December 31, 2006)
Additional paid-in-capital	(338,527)	(396,792)
Accumulated other comprehensive income, net of tax	38,783	32,494
Retained earnings	159,487	127,608

	(139,741)	(236,174)
Less - Class A common stock held in treasury, at cost (114,942 and 115,000 shares at June 30, 2007 and December 31, 2006, respectively)	(4,177)	(4,179)

Total stockholders’ deficiency	(143,918)	(240,353)

Total liabilities, minority interest and stockholders’ deficiency	$3,109,662	$3,208,665

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUE
Investment banking and other advisory fees	$228,205	$252,803	$443,288	$472,386
Money management fees	148,518	119,902	284,344	230,471
Interest income	18,334	9,828	40,675	17,838
Other	55,845	30,759	83,038	52,854

Total revenue	450,902	413,292	851,345	773,549
Interest expense	29,542	26,384	60,787	50,383

Net revenue	421,360	386,908	790,558	723,166

OPERATING EXPENSES
Compensation and benefits	249,046	234,148	469,084	434,287
Occupancy and equipment	24,285	19,013	43,974	37,453
Marketing and business development	16,964	14,200	33,366	27,850
Technology and information services	14,161	11,756	26,767	23,971
Professional services	13,711	13,441	22,529	20,050
Fund administration and outsourced services	4,459	4,119	8,968	7,128
Other	9,571	5,538	18,439	9,618

Total operating expenses	332,197	302,215	623,127	560,357

OPERATING INCOME	89,163	84,693	167,431	162,809

Provision for income taxes	20,313	18,734	37,374	34,674

INCOME BEFORE MINORITY INTEREST IN NET INCOME	68,850	65,959	130,057	128,135
Minority interest in net income	39,554	42,414	74,407	84,904

NET INCOME	$ 29,296	$ 23,545	$ 55,650	$ 43,231

WEIGHTED AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING:
Basic	51,439,125	37,480,751	51,439,097	37,491,820
Diluted	62,737,737	43,980,216	90,477,035	42,511,380

NET INCOME PER SHARE OF CLASS A COMMON STOCK:
Basic	$0.57	$0.63	$1.08	$1.15

Diluted	$0.52	$0.59	$0.98	$1.10

DIVIDENDS PAID PER SHARE OF CLASS A COMMON STOCK	$0.09	$0.09	$0.18	$0.18

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

(dollars in thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,650	$43,231
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash charges included in net income:
Depreciation and amortization of property	7,528	6,970
Amortization of deferred expenses, stock units and interest rate hedge	49,883	11,174
Minority interest in net income	74,407	84,904
Gain on termination of strategic alliance in Italy		(13,695)
(Increase) decrease in operating assets:
Cash segregated for regulatory purposes or deposited with clearing organizations	(15,375)	6,359
Securities owned, at fair value	(55,991)	(110,840)
Receivables	359,216	(53,341)
Long-term investments, at fair value	(55,169)	6,701
Other assets	(32,234)	(16,014)
Increase (decrease) in operating liabilities:
Deposits and other payables	(413,474)	231,692
Accrued compensation and other liabilities	(270,821)	(157,989)

Net cash provided by (used in) operating activities	(296,380)	39,152

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(7,057)	(3,332)
Disposals and retirements of property	1,646	607

Net cash used in investing activities	(5,411)	(2,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior borrowings, including, in 2007, issuance of $600,000 senior notes, net of original issue discount and other expenses of $6,522	596,931	1,898
Repayment of senior borrowings	(99,550)	(30,869)
Repayment of subordinated borrowings	(50,000)
Repayment of capital lease obligations	(645)	(581)
Distributions relating to minority interest, including $56,837 and $28,751 to LAZ-MD Holdings in 2007 and 2006, respectively	(69,504)	(50,855)
Class A common stock dividends	(9,259)	(6,750)
Repurchase of common membership interest from LAZ-MD Holdings	(3,773)
Purchase of Class A common stock		(4,179)
Other financing activities	(2)	(2,677)

Net cash provided by (used in) financing activities	364,198	(94,013)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,854)	7,632

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	59,553	(49,954)
CASH AND CASH EQUIVALENTS—January 1	969,483	492,309

CASH AND CASH EQUIVALENTS—June 30	$1,029,036	$442,355

Supplemental financing non-cash transaction:
Issuance of senior promissory note for the acquisition of equity interest in Lazard Italy		$96,000

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2007

(UNAUDITED)

(dollars in thousands)

	Common Stock		Additional Paid-in- Capital	Accumulated Other Comprehensive Income, Net of Tax	Retained Earnings	Class A Common Stock Held In Treasury	Total Stockholders’ Deficiency
	Shares(*)	$

Balance, as previously reported—January 1, 2007	51,554,069	$516	$(396,792)	$32,494	$127,608	$(4,179)	$(240,353)
Adjustment for the cumulative effect on prior years from the adoption of FIN 48					(13,221)		(13,221)

Balance, as adjusted—January 1, 2007	51,554,069	516	(396,792)	32,494	114,387	(4,179)	(253,574)

Comprehensive income:
Net income					55,650		55,650
Other comprehensive income (loss)—net of tax:
Currency translation adjustments				5,591			5,591
Amortization of interest rate hedge				550			550
Employee benefit plans:
Net actuarial gain				839			839
Net prior service cost (credit)				(691)			(691)

Comprehensive income							61,939

Class A common stock dividends					(9,259)		(9,259)
Amortization of stock units			48,738				48,738
RSU dividend-equivalents			1,291		(1,291)		—
Issuance of treasury shares for settlement of vested RSUs			(4)			2	(2)
Repurchase of common membership interest from LAZ-MD Holdings			(3,773)				(3,773)
Adjustment to reclassify minority interest share of undistributed net income to additional paid-in-capital			12,013				12,013

Balance—June 30, 2007	51,554,069	$516	$(338,527)	$38,783	$159,487	$(4,177)	$(143,918)

(*)	Includes 51,554,068 shares of the Company’s Class A common stock at June 30, 2007 and December 31, 2006 and 1 share of the Company’s Class B common stock at each such date.

See notes to condensed consolidated financial statements.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

The accompanying condensed consolidated financial statements of Lazard Ltd, a Bermuda holding company, and subsidiaries (collectively referred to as “Lazard Ltd”, “Lazard” or the “Company”), including Lazard Ltd’s indirect investment in Lazard Group LLC, a Delaware limited liability company (collectively referred to, together with its subsidiaries, as “Lazard Group”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Ltd’s annual report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”). The December 31, 2006 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that Lazard may undertake in the future, actual results may differ materially from the estimates. The consolidated results of operations for the three month and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The condensed consolidated financial statements include Lazard Ltd, Lazard Group and its principal operating subsidiaries: Lazard Frères & Co. LLC (“LFNY”), a New York limited liability company, along with its subsidiaries, including Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”); Compagnie Financière Lazard Frères SAS (“CFLF”) (formerly Lazard Frères SAS) and Maison Lazard SAS, French limited liability companies, along with their respective subsidiaries, including the Paris-based Lazard Frères Banque SA (“LFB”) and Lazard Frères Gestion SAS (“LFG”); and Lazard & Co., Limited (“LCL”), through Lazard & Co., Holdings Limited, an English private limited company (“LCH”); together with their jointly-owned affiliates and subsidiaries.

On May 10, 2005, Lazard Ltd consummated an equity public offering (the “equity public offering”) of its Class A common stock, par value $0.01 per share (“Class A common stock”). Lazard Ltd, through a number of newly-formed, wholly-owned subsidiaries, contributed the net proceeds from the equity public offering, along with the net proceeds it received from the financing transactions (as described in Note 2 of Notes to Condensed Consolidated Financial Statements), to Lazard Group in exchange for 37,500,000 Lazard Group common membership interests, representing ownership of 37.5% of Lazard Group’s total common membership interests as of May 10, 2005, and, after giving effect to (i) the repurchase and forfeiture of a portion of the Lazard Group common membership interests held by LAZ-MD Holdings LLC (“LAZ-MD Holdings”), as well as (ii) certain subsequent share issuances by Lazard Ltd (principally related to the primary and secondary offerings of Class A common stock as described in Note 2 of Notes to Condensed Consolidated Financial Statements), it held approximately 47.9% of all outstanding Lazard Group common membership interests as of both June 30, 2007 and December 31, 2006. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

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

Business Acquisitions and Joint Venture Investment

On May 22, 2007, Lazard Group entered into a Shareholders Agreement to acquire 50 percent of Merchant Bankers Asociados (“MBA”) (the parent company of MBA Banco de Inversiones), an Argentina-based financial advisory services firm with offices across Central and South America. The purchase of the 50% interest in MBA is subject to approval by the applicable regulatory authorities.

On July 10, 2007, Lazard Group entered into an equity purchase agreement to acquire all of the outstanding ownership interests of Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies, in exchange for a combination of cash and Class A common stock. The total number of shares issuable in connection with the GAHL acquisition will depend upon the future performance of the GAHL business and will be based upon the trading price of the Class A common stock for the 20 trading day period ending August 29, 2007. The acquisition of GAHL is subject to approval by the applicable regulatory authorities.

On July 31, 2007, Lazard Ltd entered into a share purchase agreement and acquired all of the outstanding shares of Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”), a Melbourne, Australia-based investment advisory firm and concurrently contributed such investment to Lazard Group. As part of the CWC transaction, Lazard Ltd issued two classes of preferred securities (Series A and Series B), which will be automatically converted into a specified dollar amount of Class A common stock on pre-determined dates not less than one year following the acquisition date. The preferred securities have no voting or dividend rights.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The aggregate unconditional consideration relating to the MBA, GAHL and CWC transactions described above (subject to certain adjustments) consists of approximately $139,000 of cash and approximately $47,000 of stock. Payment of additional stock consideration is contingent upon the achievement by each acquired company of defined revenue and/or earnings levels. A significant portion of the aggregate purchase price will represent goodwill. The stock consideration is issuable over multi-year periods commencing not less than one year following the respective acquisition dates. The stock consideration is being issued pursuant to Section 4(2) of the Securities Act of 1933 (transaction not involving a public offering), and/or, in the case of the CWC transaction, Regulation S under the Securities Act of 1933 (on the basis that the CWC shareholders were not U.S. persons and that the transaction satisfied the other requirements of Regulation S).

We account for business acquisitions using the purchase method of accounting, whereby the results of the acquired businesses are included in our consolidated financial results from the effective date of the respective transaction. We will account for the MBA joint venture using the equity method of accounting. The operating results related to the transactions described above will be included primarily in the Company’s Financial Advisory segment.

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

Certain prior period amounts have been reclassified to conform to the manner of presentation in the current year. Effective as of June 30, 2007, Lazard implemented a revised categorization of non-compensation expenses to better reflect the manner in which the Company manages and reviews expenses.

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

3.    SIGNIFICANT ACCOUNTING POLICIES

The accounting policies below represent changes to the Company’s significant accounting policies occurring during the six month period ended June 30, 2007. A complete discussion of the Company’s significant accounting policies are included in the Form 10-K.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to elect to measure various financial instruments and certain other items at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement requires that a business entity report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of the first annual period beginning after November 15, 2007. We are currently assessing the impact of adopting SFAS 159 on the financial condition, results of operations, and cash flows of the Company.

4.	MINORITY INTEREST

The Company records a charge to minority interest in net income relating to LAZ-MD Holdings’ ownership interest in Lazard Group (which approximated 52.1% and 62.3% at June 30, 2007 and 2006, respectively), with such minority interest in net income amounting to $35,829 and $68,849 for the three month and six month periods ended June 30, 2007, respectively, and $45,136 and $82,364 for the three month and six month periods ended June 30, 2006, respectively. The Company classifies LAZ-MD Holdings’ ownership of Lazard Group’s common membership interests as a reduction of the Company’s stockholders’ equity rather than as minority interest, since the balance of such minority interest as of June 30, 2007 and December 31, 2006 of $93,759 and $127,863, respectively, is negative. See Note 8 of Notes to Condensed Consolidated Financial Statements with respect to distributions paid to LAZ-MD Holdings.

Minority interest also includes minority interests in LAM and in various LAM-related general partnership interests that it controls but does not wholly own. As a result of consolidating these companies, the Company recognizes the portion of income not associated with the Company’s ownership as minority interest.

5.	TERMINATION OF STRATEGIC ALLIANCE IN ITALY

On May 15, 2006, Lazard Group completed the termination of its strategic alliance with Banca Intesa S.p.A (“Intesa”), which conducted selected Italian investment banking business solely through Lazard & Co. S.r.l. (“Lazard Italy”), an indirect subsidiary of Lazard Group. In accordance with the provisions of the Termination Agreement, dated as of March 31, 2006, by and among Intesa, Lazard Group and Lazard Italy, the following adjustments were made to the terms of Intesa’s investment in Lazard Italy and Lazard Funding Limited LLC (“Lazard Funding”), a wholly-owned subsidiary of Lazard Group:

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

•

Intesa’s 40% equity interest in Lazard Italy and a $50,000 subordinated promissory note of Lazard Italy held by Intesa were acquired by Lazard Group in exchange for the issuance by Lazard Group to Intesa of a $96,000 senior promissory note (the “$96,000 Senior Promissory Note”) and a $50,000 subordinated promissory note (the “$50,000 Subordinated Promissory Note”), respectively, with both Notes having been scheduled to mature on February 28, 2008. The $96,000 Senior Promissory Note and the $50,000 Subordinated Promissory Note had fixed interest rates of 4.25% and 4.6% per annum, respectively, and each Note contained customary events of default for indebtedness of its type. On May 15, 2006, Intesa sold and assigned all its rights and interests relating to both Notes to a commercial bank.

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

On June 29, 2007, Lazard Group redeemed both the $96,000 Senior Promissory Note and the $50,000 Subordinated Promissory Note.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

6.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of June 30, 2007 and December 31, 2006:

	Principal Amount	Maturity Date		Annual Interest Rate	Outstanding As Of
					June 30, 2007	December 31, 2006
Lazard Group Senior Notes(a)	$550,000	2015		7.125%	$550,000	$550,000
Lazard Group Senior Note	96,000	—	(b)	4.25%	—	96,000
Lazard Group Notes issued in connection with the ESUs(a)	437,500	2008-2035	(c)	6.12%	437,500	437,500
Lazard Group Senior Notes(d)	600,000	2017		6.85%	600,000	—
Other		2007-2008		Various	3,460	3,557

Total					$1,590,960	$1,087,057

(a)	See Note 2 of Notes to Condensed Consolidated Financial Statements.
(b)	Redeemed in June, 2007 (see Note 5 of Notes to Condensed Consolidated Financial Statements).
(c)	Maturity date can vary based on a remarketing of the Lazard Group Notes, and will mature (i) in the event of a successful remarketing, on any date no earlier than May 15, 2010 and no later than May 15, 2035, as we may elect, (ii) in the event of a failed remarketing, on May 15, 2008 and (iii) otherwise on May 15, 2035.
(d)	On June 21, 2007, Lazard Group completed a private placement of $600,000 aggregate principal amount of 6.85% senior notes due June 15, 2017. Interest on the notes is payable on June 15 and December 15 of each year, beginning on December 15, 2007. Lazard Group also entered into a registration rights agreement with the initial purchasers of the notes pursuant to which Lazard Group has agreed, among other things, to file with the SEC an exchange offer registration statement enabling holders to exchange their notes for substantially identical notes registered under the Securities Act of 1933, as amended (the “exchange notes”). In connection therewith, Lazard Group filed a registration statement on Form S-4 on July 3, 2007 that was declared effective by the SEC on July 19, 2007, and Lazard Group commenced an exchange offer (the “exchange offer”) on that date to exchange an aggregate principal amount of up to $600,000 of the notes for an equal aggregate principal amount of the exchange notes. The exchange offer is scheduled to expire on August 16, 2007.

As of June 30, 2007 and December 31, 2006 there were no amounts outstanding under the Credit Facility. The Credit Facility bears interest at either a Eurodollar or Federal Funds rate, plus an applicable margin, which varies from 125 to 200 basis points, depending on Lazard Group’s rating as determined by designated credit rating agencies. The Credit Facility contains affirmative and negative covenants. Such covenants include, among other things, limitations on the ability of Lazard Group to incur debt, grant liens, pay dividends, enter into mergers or to sell all or substantially all of its assets, as well as financial maintenance covenants.

The indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions.

Subordinated Debt—Subordinated debt at June 30, 2007 and December 31, 2006 amounted to $150,000 and $200,000, respectively, and consists of amounts associated with the termination of the strategic alliance transaction in Italy (see Note 5 of Notes to Condensed Consolidated Financial Statements).

As of June 30, 2007, the Company is in compliance with all obligations under its various senior and subordinated borrowing arrangements.

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

With respect to abandoned leased facilities in the U.K., at June 30, 2007 and December 31, 2006, the Company has recognized liabilities of $31,001 and $31,910, respectively, exclusive of the indemnification described below, which are included in “other liabilities” on the condensed consolidated statements of financial condition. Payments toward the liabilities continue through the remaining term of the leases. Such liabilities are based on the discounted future commitment, net of expected sublease income, and includes a charge of $4,034 recorded in the three month and six month periods ended June 30, 2007 based on management’s current estimate of costs for abandoned leased facilities. No such charge was recorded in the three month and six month periods ended June 30, 2006.

Under the master separation agreement and a related lease indemnity agreement, dated as of May 10, 2005, LFCM Holdings is obligated to indemnify Lazard Group for certain liabilities relating to abandoned leased space in the U.K. During the fourth quarter of 2005, Lazard Group entered into an agreement with LFCM Holdings which provided for LFCM Holdings to pay to Lazard Group $25,000 in full satisfaction of its indemnification obligations with respect to the abandoned leased space. The net present value of the balance due at June 30, 2007 and December 31, 2006 of $8,513 and $9,989, respectively, after giving effect to payments received through the respective dates, is included in “receivables - related parties” on the condensed consolidated statements of financial condition (see Note 12 of Notes to Condensed Consolidated Financial Statements). The balance is due based on a schedule of periodic payments through May 10, 2010.

Guarantees—On March 12, 2007, Lazard entered into an agreement to guarantee to a foreign tax jurisdiction the deferred payment of certain income tax obligations and potential tax penalties of certain managing directors of Lazard Group, which aggregate approximately $26,000. These managing directors have pledged their interests in LAZ-MD Holdings (which are exchangeable into shares of Class A common stock) to collateralize such guarantee, with the value of such collateral exceeding the guarantee provided by Lazard.

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

8.	STOCKHOLDERS’ DEFICIENCY

At June 30, 2007 and 2006, Lazard Group common membership interests held by subsidiaries of Lazard Ltd amounted to 47.9% and 37.7%, respectively, and by LAZ-MD Holdings amounted to 52.1% and 62.3%, respectively. Pursuant to provisions of its Operating Agreement, Lazard Group distributions in respect of its common membership interests are allocated to the holders of such interests on a pro rata basis. Such distributions represent amounts necessary to fund (i) any dividends the Company may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and the members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. During the six month periods ended June 30, 2007 and 2006, Lazard Group distributed $10,098 and $11,180, respectively, to LAZ-MD Holdings and $9,259 and $6,750, respectively, to the subsidiaries of Lazard Ltd, which latter amounts were used by Lazard Ltd to pay dividends to third party stockholders of its Class A common stock. In addition, during the six month periods ended June 30, 2007 and 2006, Lazard Group made tax distributions of $83,292 and $28,180, respectively, including $46,739 and $17,571, respectively, paid to LAZ-MD Holdings and $36,553 and $10,609, respectively, paid to subsidiaries of Lazard Ltd.

On July 31, 2007, the Board of Directors of Lazard Ltd declared a quarterly dividend of $0.09 per share on its Class A common stock, totaling $4,640, payable on August 31, 2007 to stockholders of record on August 10, 2007.

A description of Lazard Ltd’s 2005 Equity Incentive Plan (the “Equity Incentive Plan”), and activity with respect thereto during the six month periods ended June 30, 2007 and 2006, is presented below.

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

Restricted Stock Unit Grants (“RSUs”)

RSUs require future service as a condition for the delivery of the underlying shares of Class A common stock and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. The fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods as required under SFAS 123R, “Share Based Payments”, and, for purposes of calculating diluted net income per share, are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method. Expense relating to RSUs is charged to “compensation and benefits” within the condensed consolidated statements of income, and amounted to $24,059 and $47,993 for the three month and six month periods ended June 30, 2007, respectively, and $5,058 and $9,235 for the three month and six month periods ended June 30, 2006, respectively. RSUs issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the six month periods ended June 30, 2007 and 2006, such dividend participation rights required the issuance of 25,178 and 12,313 RSUs, respectively, and resulted in a charge to “retained earnings” and a credit to “additional paid-in-capital,” net of estimated forfeitures, of $1,291 and $474, respectively.

Deferred Stock Unit Grants (“DSUs”)

Non-executive members of the Board of Directors receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which amounted to 12,459 and 12,321 DSUs granted in the six month periods ended June 30, 2007 and 2006, respectively. Their remaining compensation is payable in cash. DSUs are convertible into Class A common stock at the time of cessation of service to the Board. The DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock. DSU awards are expensed at their fair value on their date of grant, which, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan described below, totaled $716 and $745 during the three month and six month periods ended June 30, 2007, respectively, and $439 and $503 during the three month and six month periods ended June 30, 2006, respectively.

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the Equity Incentive Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election shall equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. During the six month period ended June 30, 2007, 1,262 DSUs were granted pursuant to the Directors’ Fee Deferral Unit Plan. As of June 30, 2006, no DSUs had been granted pursuant to such Plan.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity relating to RSUs and DSUs during the six month periods ended June 30, 2006 and 2007:

	RSUs		DSUs
	Units	Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value

Balance, January 1, 2006	1,033,733	$23.87	9,968	$25.33
Granted (including 12,313 RSU units relating to dividend participation)	2,832,404	$34.84	12,321	$40.83
Forfeited	(92,454)	$34.00
Converted			(3,059)	$25.33

Balance, June 30, 2006	3,773,683	$31.85	19,230	$35.26

	RSUs		DSUs
	Units	Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value

Balance, January 1, 2007	4,009,382	$32.13	19,690	$35.71
Granted (including 25,178 RSUs relating to dividend participation)	5,177,279	$50.19	13,721	$54.32
Forfeited	(154,790)	$41.65
Converted	(95)	$45.68

Balance, June 30, 2007	9,031,776	$42.36	33,411	$43.35

As of June 30, 2007, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $250,690, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.8 years subsequent to June 30, 2007. The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

Share Repurchase Program

On February 7, 2006, the Board of Directors of Lazard Ltd authorized the repurchase of up to $100,000 in aggregate cost of its Class A common stock and Lazard Group common membership interests. The Company’s intention is that the share repurchase program, with respect to the Class A common stock, will be used primarily to offset shares to be issued under the Equity Incentive Plan. Purchases may be made in the open market or through privately negotiated transactions in 2006 and 2007.

During the three month period ended June 30, 2006, Lazard Group purchased 115,000 shares of Class A common stock in the open market for an aggregate cost of $4,179 (an average price of $36.34 per share), which are reported, at cost, as “Class A common stock held in treasury” on the condensed consolidated statements of financial condition as of December 31, 2006. As a result of the Company’s issuance of 58 shares from treasury for the settlement of vested RSUs during the three month period ended June 30, 2007, there were 114,942 shares

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

of Class A common stock held in treasury at June 30, 2007. Furthermore, pursuant to the share repurchase program, through June 30, 2007 Lazard Group purchased 105,435 common membership interests (which were exchangeable at future dates for shares of Class A common stock) from LAZ-MD Holdings in privately negotiated transactions with an aggregate cost of $3,773.

On August 3, 2007, Lazard Group purchased 478,464 common membership interests from LAZ-MD Holdings for an aggregate cost of $18,066. In addition, during the period July 1, 2007 through August 8, 2007, Lazard Group purchased 1,169,800 shares of Class A common stock in the open market for an aggregate cost of $48,100 (an average price of $41.12 per share).

As of August 8, 2007, $25,882 remained available under the February 7, 2006 Board approved stock repurchase program. On August 9, 2007, the prior share repurchase program was renewed and the Company was authorized to repurchase up to an additional $100,000 in aggregate cost of Class A common stock and Lazard Group common membership interests. The Company’s intention is that the share repurchase program, with respect to the Class A common stock, will continue to be used primarily to offset shares that have been or will be issued under the Equity Incentive Plan. Purchases may be made in the open market or through privately negotiated transactions throughout the remainder of 2007 and 2008.

Preference Shares

Lazard Ltd has 15,000,000 authorized preference shares, par value of $0.01 per share. As of June 30, 2007, no preference shares have been issued. On July 31, 2007, preference shares were issued in connection with the acquisitions described in Note 1 of Notes to Condensed Consolidated Financial Statements.

9.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

The Company’s basic and diluted net income per share calculations for the three month and six month periods ended June 30, 2007 and 2006 are computed as described below.

Basic Net Income Per Share

Numerator—utilizes net income for the three month and six month periods ended June 30, 2007 and 2006.

Denominator—utilizes the weighted average shares of Class A common stock outstanding for the three month and six month periods ended June 30, 2007 and 2006.

Diluted Net Income Per Share

Numerator—utilizes net income for the three month and six month periods ended June 30, 2007 and 2006 as in the basic net income per share calculation described above, plus, to the extent applicable and dilutive, (i) interest expense on convertible debt, (ii) changes in minority interest in net income resulting from assumed share issuances in connection with DSUs, RSUs, ESUs and convertible debt (iii) on an as-if-exchanged basis, amounts applicable to LAZ-MD Holdings exchangeable interests, and (iv) income tax related to (i) (ii) and (iii) herein.

Denominator—utilizes the weighted average number of shares of Class A common stock outstanding for the three month and six month periods ended June 30, 2007 and 2006 as in the basic net income per share calculation described above, plus, to the extent dilutive, the incremental number of shares of Class A common stock to settle (i) DSU and RSU awards, as calculated using the treasury stock method, (ii) convertible debt, as calculated using the “if converted” method, (iii) ESU’s, using the treasury stock method and (iv) LAZ-MD Holdings exchangeable interests, on an as-if-exchanged basis.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The calculations of the Company’s basic and diluted net income per share and weighted average shares outstanding for the three month and six month periods ended June 30, 2007 and 2006 are presented below:

	Three Months Ended June 30,		Six Month Ended June 30,
	2007	2006	2007	2006
Basic Net Income Per Share of Class A Common Stock
Numerator:
Net income	$29,296	$23,545	$55,650	$43,231

Denominator:
Weighted average number of shares of Class A common stock outstanding	51,439,125	37,480,751	51,439,097	37,491,820

Basic net income per share of Class A common stock	$0.57	$0.63	$1.08	$1.15

Diluted Net Income Per Share of Class A Common Stock
Numerator:
Net income	$29,296	$23,545	$55,650	$43,231
Add (deduct)—dilutive effect of:
Adjustments to income relating to interest expense on convertible debt and changes in minority interest in net income resulting from assumed share issuances in connection with DSUs, RSUs, ESUs, convertible debt and LAZ-MD Holdings exchangeable interests, net of tax	3,530	2,599	33,086	3,724

Diluted net income	$32,826	$26,144	$88,736	$46,955

Denominator:
Weighted average number of shares of Class A common stock, as above	51,439,125	37,480,751	51,439,097	37,491,820
Add—dilutive effect of:
Weighted average number of incremental shares issuable from DSUs, RSUs, ESUs, convertible debt and LAZ-MD Holdings exchangeable interests	11,298,612	6,499,465	39,037,938	5,019,560

Diluted weighted average number of shares of Class A common stock outstanding	62,737,737	43,980,216	90,477,035	42,511,380

Diluted net income per share of Class A common stock	$0.52	$0.59	$0.98	$1.10

During the three month periods ended June 30, 2007 and 2006 and the six month period ended June 30, 2006, the LAZ-MD Holdings exchangeable interests (which, as of June 30, 2007 and 2006, represented the right to receive 55,993,013 and 62,098,448 shares, respectively, of Class A common stock upon exchange) were antidilutive and consequently the effect of their conversion into shares of Class A common stock has been excluded from the calculation of diluted net income per share.

Prior to the issuance of the Class A common stock upon settlement of the purchase contracts, the ESUs are reflected in the Company’s diluted net income per share using the treasury stock method. Under the treasury

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

stock method, as defined by SFAS No. 128, “Earning Per Share”, the number of shares of common stock included in the calculation of diluted net income per share is the excess, if any, of the number of shares expected to be issued upon settlement of the purchase contracts, less the number of shares that could be purchased by the Company with the proceeds to be received upon settlement at the average closing market price during the reporting period. The number of shares of common stock Lazard Ltd will issue upon settlement of the forward purchase contract component of the ESUs is not fixed, but instead is dependent on the closing price per share of its Class A common stock for each of the 20 trading days beginning on April 15, 2008. Because the settlement terms of the purchase contracts vary, the number of shares to be issued depends on whether the closing price of the stock for the last 20 trading days in the reporting period is less than or equal to $25 per share, greater than $25 per share and less than $30 per share or greater than or equal to $30 per share. Dilution of net income per share will occur (i) in reporting periods when the average closing price of Class A common stock is over $30 per share and (ii) in reporting periods when the average closing price of Class A common stock for a reporting period is greater than $25 and is greater than the average market price for the last 20 days of such reporting period. During the three month and six month periods ended June 30, 2007 and 2006, the ESUs were dilutive.

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

LFNY Defined Benefit Pension Plan and Post-Retirement Medical Plan Settlement Transactions—During the three month and six month periods ended June 30, 2006, the Company recognized a settlement loss of $910 attributable to settlements with pension plan participants who elected lump sum payments upon their retirement or discontinuation of service to the Company. Additionally, during the three month and six month periods ended June 30, 2006, the Company recognized a settlement loss of $303 as a result of the settlement of post-retirement medical plan obligations associated with employees in the separated businesses. Both of these losses described herein were included in “compensation and benefits” expense on the condensed consolidated statements of income.

Amendments to LCH Pension Plans—Effective March 31, 2006, the LCH pension plans were amended to cease future accruals. As a result of such amendments, future service and compensation increases will not be taken into account for purposes of future benefit accruals under the plans. Vested benefits for active participants as of March 31, 2006 were retained.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Termination of LCH’s Post-Retirement Medical Plan—In April 2004, LCH announced a plan to terminate its post-retirement medical plan. As a result of such action, benefits available to eligible active employees and retirees ceased on February 28, 2007. In accordance with SFAS No. 106, “Employers’ Accounting for Post-Retirement Benefits Other Than Pensions,” the Company recognized the effect of such termination as a reduction of employee compensation and benefits expense over the period ended February, 2007. Compensation and benefits expense on the condensed consolidated statements of income was reduced for the related effect of such termination by $0 and $1,587 for the three month and six month periods ended June 30, 2007, respectively, and by $2,222 and $4,356 for the three month and six month periods ended June 30, 2006, respectively.

Employer Contributions to Pension Plans—The Company contributed approximately $16,000 (8.2 million British pounds) in the six month period ended June 30, 2007 in full satisfaction of its obligation to fund LCH’s pension plans for the year ended December 31, 2007. No other contributions to defined benefit plans were made by the Company during the six month period ended June 30, 2007.

Defined Contribution Plans—LFNY and LCH also contribute to employer sponsored defined contribution plans. Contributions to these plans amounted to $1,887 and $5,213 for the three month and six month periods ended June 30, 2007, respectively, and $1,628 and $4,093 for the three month and six month periods ended June 30, 2006, respectively, which are included in “compensation and benefits” expense on the condensed consolidated statements of income.

The following tables summarize the components of benefit costs (credits) for the three month and six month periods ended June 30, 2007 and 2006:

	Pension Plans		Pension Plan Supplement		Post-Retirement Medical Plans
	For The Three Months Ended June 30,
	2007	2006	2007	2006	2007	2006
Components of Net Periodic Benefit Cost (Credit):
Service cost		$32			$ 39	$14
Interest cost	$6,993	6,191	$14	$16	107	87
Expected return on plan assets	(8,581)	(7,229)
Amortization of:
Prior service cost					(345)	(310)
Net actuarial loss	92	484			145	85

Net periodic benefit cost (credit)	(1,496)	(522)	14	16	(54)	(124)
Settlements (curtailments)		910		(7)		(1,919)

Total benefit cost (credit)	$(1,496)	$388	$14	$9	$ (54)	$(2,043)

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	Pension Plans		Pension Plan Supplement		Post-Retirement Medical Plans
	For The Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006
Components of Net Periodic Benefit Cost (Credit):
Service cost		$1,550			$83	$64
Interest cost	$13,701	12,115	$29	$32	218	198
Expected return on plan assets	(16,810)	(14,195)
Amortization of:
Prior service cost					(691)	(656)
Net actuarial loss	189	914			292	160

Net periodic benefit cost (credit)	(2,920)	384	29	32	(98)	(234)
Settlements (curtailments)		910		(7)	(1,587)	(4,053)

Total benefit cost (credit)	$(2,920)	$1,294	$29	$25	$(1,685)	$(4,287)

11.	INCOME TAXES

The Company’s provision for income taxes for the three month and six month periods ended June 30, 2007 and for the three month and six month periods ended June 30, 2006 was $20,313, $37,374, $18,734 and $34,674, respectively, representing effective tax rates on operating income of 22.8%, 22.3%, 22.1% and 21.3%, respectively. Such effective tax rates are blended rates comprised of (i) an estimated 28.0% effective rate in each period applicable to Lazard Ltd’s ownership interest in Lazard Group’s operating income (less its applicable share of LAM general partnership related revenues (losses)) and (ii) Lazard Group’s estimated effective tax rates for the three month and six month periods ended June 30, 2007 and for the three month and six month periods ended June 30, 2006 of 19.1%, 18.0%, 18.1% and 17.5%, respectively, applicable to the ownership interest in Lazard Group not held by Lazard Ltd.

With respect to Lazard Ltd’s ownership interest in Lazard Group, the difference between the U.S. federal statutory rate of 35% and the estimated effective tax rate of 28.0% for the three month and six month periods ended June 30, 2007 and 2006, principally relates to foreign source income not subject to U.S. income taxes and the amortization associated with the tax basis step-up resulting from the separation and recapitalization, partially offset by U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate.

With respect to the ownership interests in Lazard Group not held by Lazard Ltd, the difference between the U.S. federal statutory tax rate of 35% and Lazard Group’s estimated effective tax rates of 19.1%, 18.0%, 18.1% and 17.5% for the three month and six month periods ended June 30, 2007 and for the three month and six month periods ended June 30, 2006, respectively, is principally due to Lazard Group’s U.S. limited liability company status, which is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income is not subject to U.S. federal income taxes because taxes associated with its income represent obligations of the individual partners. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes. Additionally, Lazard Group is subject to Unincorporated Business Tax (“UBT”) attributable to Lazard Group’s operations apportioned to New York City, which are incremental to the U.S. federal statutory tax rate.

The cumulative effect of the Company’s adoption of FIN 48 was a charge of $13,221 to the January 1, 2007 retained earnings balance. As of the adoption date, the Company had gross unrecognized tax benefits of $37,520, including $5,132 related to interest and penalties, of which $27,352, if recognized, would favorably affect the

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

effective tax rate. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. With few exceptions, the Company is no longer subject to income tax examination by foreign tax authorities for years prior to 2002 and by U.S. federal, state and local tax authorities for years prior to 2003. During the six month period ended June 30, 2007, there have been no material changes to the Company’s unrecognized tax benefits.

Tax Receivable Agreement

The redemption of historical partner interests in connection with the separation and recapitalization has resulted, and the exchanges of LAZ-MD Holdings exchangeable interests for shares of Class A common stock may result, in increases in the tax basis of the tangible and/or intangible assets of Lazard Group. The tax receivable agreement, dated as of May 10, 2005, with LFCM Holdings requires the Company to pay LFCM Holdings 85% of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of the above-mentioned increases in tax basis. The Company calculates this provision annually once the results of operations for the full year are known. As a result, there is no provision for such payments in the three month and six month periods ended June 30, 2007 and 2006. If any provision is required pursuant to the tax receivable agreement, such amount would be fully offset by a reduction in the Company’s income tax expense.

12.	RELATED PARTIES

Amounts receivable from, and payable to, related parties as of June 30, 2007 and December 31, 2006 are set forth below:

	June 30, 2007	December 31, 2006
Receivables
LFCM Holdings	$29,801	$18,493
LAZ-MD Holdings		50

Total	$29,801	$18,543

Payables
LFCM Holdings	$9,671	$9,794
LAZ-MD Holdings	2,424

Total	$12,095	$9,794

LFCM Holdings

LFCM Holdings owns and operates the separated businesses and is owned by the working members, including Lazard’s managing directors (which also include our executive officers) who are also members of LAZ-MD Holdings. In addition to the master separation agreement which effected the separation and recapitalization discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, LFCM Holdings entered into an insurance matters agreement and a license agreement that addressed various business matters associated with the separation, as well as several other agreements discussed below.

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

Pursuant to the administrative services agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings, LFCM Holdings and Lazard Group (the “administrative services agreement”), Lazard Group provides selected administrative and support services to LAZ-MD Holdings and LFCM Holdings, such as cash management and debt service administration, accounting and financing activities, tax, payroll, human resources administration, financial transaction support, information technology, public communications, data processing, procurement, real estate management, and other general administrative functions. Lazard Group charges for these services based on Lazard Group’s cost allocation methodology.

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

For the three month and six month periods ended June 30, 2007, amounts recorded by Lazard Group relating to administrative and support services amounted to $852 and $1,791, respectively, and referral fees for underwriting and private placement transactions amounted to $10,035 and $14,415, respectively. For the three month and six month periods ended June 30, 2006, amounts recorded by Lazard Group relating to administrative and support services amounted to $1,042 and $2,057, respectively, and referral fees for underwriting transactions amounted to $1,702 and $2,253, respectively. Such amounts are reported as reductions to operating expenses and as other revenue, respectively.

In connection with the separation, Lazard Group transferred to LFCM Holdings its ownership interest in Panmure Gordon & Co. plc (“PG&C”). Lazard Group and LFCM Holdings agreed to share any net cash proceeds, derived prior to May 2013, from any subsequent sale by LFCM Holdings of the shares it owns in PG&C. As a result of LFCM Holdings selling a portion of its interest in PG&C in June, 2007, the Company recorded a gain of $9,296, which is included in “revenue—other” on the unaudited condensed consolidated

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

statements of income for the three month and six month periods ended June 30, 2007. Such amount is included in the receivable from LFCM Holdings as of June 30, 2007. The above-mentioned transaction resulted in a $4,025 increase in operating income for the three month and six month periods ended June 30, 2007.

The remaining receivables from LFCM Holdings and its subsidiaries as of June 30, 2007 and December 31, 2006 primarily include $8,513 and $9,989, respectively, related to the lease indemnity agreement, $1,151 and $3,061, respectively, related to administrative and support services and reimbursement of expenses incurred on behalf of LFCM Holdings and $10,445 and $4,091, respectively, related to referral fees for underwriting transactions. Payables to LFCM Holdings and its subsidiaries at June 30, 2007 and December 31, 2006 principally relates to obligations pursuant to the tax receivable agreement described in Note 11 of Notes to Condensed Consolidated Financial Statements.

LAZ-MD Holdings

LAZ-MD Holdings held approximately 52.1% of the common membership interest in Lazard Group as of both June 30, 2007 and December 31, 2006, and Lazard Ltd held the remaining 47.9% of the common membership interest as of such dates. Additionally, LAZ-MD Holdings is the sole owner of the one issued and outstanding share of Class B common stock (the “Class B common stock”) of Lazard Ltd as of both dates. As of June 30, 2007 and December 31, 2006, the Class B common stock provides LAZ-MD Holdings with approximately 52.1% of the voting power but no economic rights in Lazard Ltd. Subject to certain limitations, LAZ-MD Holdings exchangeable interests are exchangeable for Class A common stock. However, the Class B common stock will represent no less than 50.1% of the voting power until December 31, 2007.

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the three month and six month periods ended June 30, 2007 such charges amounted to $50 and $100, respectively. For the three month and six month periods ended June 30, 2006 such charges amounted to $50 and $100, respectively.

Payables to LAZ-MD Holdings at June 30, 2007 relate to Lazard Group’s repurchase of common membership interests from LAZ-MD Holdings.

13.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded on LFNY’s statement of financial condition, or $5, whichever is greater. At June 30, 2007, LFNY’s regulatory net capital was $162,686 which exceeded the minimum requirement by $157,072.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Services Authority (the “FSA”). At June 30, 2007, the aggregate regulatory net capital of the U.K. Subsidiaries was $238,000, which exceeded the minimum requirement by $183,648.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

CFLF, through which non-corporate finance advisory activities are carried out in France, is subject to regulation by the Commission Bancaire and the Comité des Etablissements de Crédit et des Entreprises d’Investissement for its banking activities, conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management) and Fonds Partenaires Gestion (merchant banking), are subject to regulation and supervision by the Autorité des Marchés Financiers. At June 30, 2007, the consolidated regulatory net capital of CFLF was $180,952, which exceeded the minimum requirement set for regulatory capital levels by $82,096.

Certain other U.S. and non-U.S. subsidiaries are subject to various other capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At June 30, 2007, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $54,922, which exceeded the minimum required capital by $40,226.

At June 30, 2007, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the three month and six month periods ended June 30, 2007 and 2006 is prepared using the following methodology:

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

Each segment’s operating expenses include (i) compensation and benefits expenses, including amounts for certain senior advisors that are incurred directly in support of the businesses and (ii) other operating expenses, which include directly incurred expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and indirect

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities.

Management evaluates segment results based on net revenue and operating income and believes that the following information provides a reasonable representation of each segment’s contribution to operations with respect to net revenue, operating income and total assets:

		Three Months Ended June 30,		Six Months Ended June 30,
		2007	2006	2007	2006
Financial Advisory	Net Revenue	$244,958	$262,064	$467,543	$484,195
	Operating Expenses	191,564	191,653	364,562	355,923

	Operating Income	$53,394	$70,411	$102,981	$128,272

Asset Management	Net Revenue	$165,246	$127,002	$313,774	$251,404
	Operating Expenses	122,021	99,002	233,033	191,432

	Operating Income	$43,225	$28,000	$80,741	$59,972

Corporate	Net Revenue	$11,156	$(2,158)	$9,241	$(12,433)
	Operating Expenses	18,612	11,560	25,532	13,002

	Operating Income (Loss)	$(7,456)	$(13,718)	$(16,291)	$(25,435)

Total	Net Revenue	$421,360	$386,908	$790,558	$723,166
	Operating Expenses	332,197	302,215	623,127	560,357

	Operating Income	$89,163	$84,693	$167,431	$162,809

	As of
	June 30, 2007	December 31, 2006
Total Assets:
Financial Advisory	$415,836	$452,627
Asset Management	412,363	418,538
Corporate	2,281,463	2,337,500

Total	$3,109,662	$3,208,665

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Lazard Ltd is committed to providing timely and accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, the Company uses its websites to convey information about its businesses, including the anticipated release of quarterly financial results, quarterly financial, statistical and business-related information and the posting of updates of assets under management (“AUM”) in various mutual funds, hedge funds and other investment products managed by Lazard Asset Management LLC and its subsidiaries. Monthly updates of these funds are posted to the Lazard Asset Management website (www.lazardnet.com) on the 3rd business day following the end of each month. Investors can link to Lazard and its operating company websites through www.lazard.com. Our websites and the information contained therein or connected thereto are not incorporated into this quarterly report.

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

For the three month and six month periods ended June 30, 2007 and 2006 the Company’s consolidated net revenue was derived from the following business segments:

	Three Months Ended June 30,		Six months Ended June 30,
	2007	2006	2007	2006
Financial Advisory	58%	68%	59%	67%
Asset Management	39	33	40	35
Corporate	3	(1)	1	(2)

Total	100%	100%	100%	100%

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

Financial Advisory

Activity in the global M&A industry for the three month and six month periods ended June 30, 2007 increased versus the corresponding periods last year for both global and trans-atlantic completed transactions and increased more significantly for announced M&A transactions, as evidenced by the following industry statistics regarding the volume of transactions:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Incr /(Decr)	2007	2006	% Incr/(Decr)
	($ in billions)
Completed M&A Transactions:
Global	$759	$617	23%	$1,571	$1,327	18%
Trans-Atlantic	70	47	49%	121	101	20%

Announced M&A Transactions:
Global	1,485	786	89%	2,532	1,687	50%
Trans-Atlantic	122	69	77%	206	149	38%

Source:	Thomson Financial as of July 16, 2007

Lazard believes that its Financial Advisory business should continue to benefit from any sustained increase in M&A volume.

Activity in financial restructuring in the first half of 2007 continued at low levels, with the amount of corporate debt defaults, according to Moody’s Investors Service, Inc, flat at $3 billion for both the six month periods ended June 30, 2007 and 2006.

Asset Management

As shown in the table below, global market indices at June 30, 2007 increased as compared to such indices at December 31, 2006, and increased more significantly as compared to June 30, 2006.

	Percentage Change June 30, 2007 vs.
	December 31, 2006	June 30, 2006
MSCI World Index	8%	21%
CAC 40	9	22
DAX	21	41
FTSE 100	6	13
Dow Jones Industrial Average	8	20
NASDAQ	8	20
S&P 500	6	18

Lazard’s market-related changes in its AUM during the six month and twelve month periods ended June 30, 2007 generally correspond to the changes in global market indices.

Key Financial Measures and Indicators

Net Revenue

The majority of Lazard’s Financial Advisory net revenue is earned from the successful completion of mergers, acquisitions, restructurings, capital raising and similar transactions. The main driver of Financial Advisory net revenue is overall M&A activity, the level of corporate debt defaults and the environment for capital raising activities, particularly in the industries and geographic markets in which Lazard focuses. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to clients, with such fees not being dependent on a specific transaction. Lazard’s Financial Advisory segment also earns revenue from public and private securities offerings in conjunction with activities of its former Capital Markets and Other segment. In general, such fees are shared equally with Lazard Capital Markets, a wholly-owned subsidiary of LFCM Holdings, LLC (“LFCM Holdings”). Subsequent to the equity public offering, Lazard has an arrangement with LFCM Holdings under which it will continue to distribute securities in public offerings originated by Lazard’s Financial Advisory business in a manner similar to its practice prior to the equity public offering.

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

Corporate net revenue consists primarily of investment income generated from investments, including investments in LAM managed equity funds and principal investments in merchant banking and alternative investment funds, net interest income generated by LFB, interest income related to cash and interest expense related to outstanding indebtedness. Corporate net revenue can fluctuate due to fair value adjustments, changes in interest rates and in interest rate spreads earned by LFB and changes in the levels of cash, investments and indebtedness. Although Corporate net revenue during the six month period ended June 30, 2007 represented 1% of Lazard’s net revenue, total assets in Corporate represented 73% of Lazard’s consolidated total assets as of June 30, 2007, principally attributable to assets associated with LFB and, to a lesser extent, investments in LAM managed funds and cash.

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

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for employees and managing directors. The balance of Lazard’s operating expenses are referred to below as “non-compensation expense”, which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and other expenses. Effective as of June 30, 2007, Lazard implemented a revised categorization of non-compensation expenses to better reflect the manner in which we manage and review expenses. As such, certain expense categories were (i) eliminated and reclassified to other categories, (ii) added to enhance clarity to those expenses which may, for example, fluctuate consistent with AUM, or (iii) renamed and combined to more effectively capture related expenses previously included in other categories.

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

Minority Interest In Net Income

Minority interest in net income principally consists of a charge relating to LAZ-MD Holdings’ ownership interest in Lazard Group, which approximated 52.1% and 62.3% at June 30, 2007 and 2006, respectively, with such expense amounting to $36 million and $69 million for the three month and six month periods ended June 30, 2007, respectively, and $45 million and $82 million for the three month and six month periods ended June 30, 2006, respectively. Also included in minority interest in net income are minority interests in various LAM-related general partnerships held directly by certain of our LAM managing directors.

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

A discussion of the Company’s consolidated results of operations for the three month and six month periods ended June 30, 2007 and 2006 is set forth below, followed by a more detailed discussion of business segment results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in thousands)
Revenue
Investment banking and other advisory fees	$228,205	$252,803	$443,288	$472,386
Money management fees	148,518	119,902	284,344	230,471
Interest income	18,334	9,828	40,675	17,838
Other	55,845	30,759	83,038	52,854

Total revenue	450,902	413,292	851,345	773,549
Interest expense	29,542	26,384	60,787	50,383

Net revenue	421,360	386,908	790,558	723,166

Operating Expenses
Compensation and benefits	249,046	234,148	469,084	434,287
Non-compensation expense	83,151	68,067	154,043	126,070

Total operating expenses	332,197	302,215	623,127	560,357

Operating Income	89,163	84,693	167,431	162,809
Provision for income taxes	20,313	18,734	37,374	34,674

Income Before Minority Interest in Net Income	68,850	65,959	130,057	128,135
Minority interest in net income	39,554	42,414	74,407	84,904

Net Income	$29,296	$23,545	$55,650	$43,231

The Company calculates operating revenue for the three month and six month periods ended June 30, 2007 and 2006 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in thousands)
Total revenue	$450,902	$413,292	$851,345	$773,549
Deduct:
LFB interest expense	(7,652)	(5,174)	(18,067)	(9,049)
Loss (revenue) related to consolidation of LAM general partnerships	(3,724)	2,722	(5,555)	(2,537)

Operating revenue	$439,526	$410,840	$827,723	$761,963

Certain key ratios, statistics and headcount information for the three month and six month periods ended June 30, 2007 and 2006 are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30
	2007	2006	2007	2006
As a % of Net Revenue, By Revenue Category:
Investment banking and other advisory fees	54%	65%	56%	65%
Money management fees	35	31	36	32
Interest income	5	3	5	3
Other	13	8	11	7
Interest expense	(7)	(7)	(8)	(7)

Net Revenue	100%	100%	100%	100%

As a % of Net Revenue:
Operating Income	21%	22%	21%	23%

	As of June 30,
	2007	2006

Headcount:
Managing Directors:
Financial Advisory	139	127
Asset Management	48	43
Corporate	8	8
Limited Managing Directors	5	5
Other Employees:
Business segment professionals	780	766
All other professionals and support staff	1,253	1,217

Total	2,233	2,166

Operating Results

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

Three Months Ended June 30, 2007 versus June 30, 2006

Net income for the three month period ended June 30, 2007 was $29 million, up $6 million, or 24%, versus the corresponding period in 2006.

Net revenue was $421 million for the three month period ended June 30, 2007, up $34 million, or 9%, versus net revenue of $387 million in the corresponding period in 2006. During the 2007 period, fees from investment banking and other advisory activities were $228 million, a decrease of $25 million, or 10%, versus fees of $253 million in the corresponding period in 2006. The decrease reflects the Company’s reduced number of completed M&A transactions over $1 billion during the three month period ended June 30, 2007 as compared to the corresponding period in 2006. Money management fees for the three month period ended June 30, 2007, were $149 million, an increase of $29 million, or 24%, versus $120 million in the corresponding period in 2006. The increase in money management fees was principally the result of a $35.6 billion, or 38%, increase in average AUM for the three month period ended June 30, 2007 as compared to the corresponding period in 2006. Interest income of $18 million for the three month period ended June 30, 2007 increased $9 million, or 87%, versus the corresponding period in 2006 principally due to interest earned on higher average cash balances in the 2007 period. The higher cash balances were principally the result of the net proceeds from the primary offering of

Class A common stock in December, 2006, and from the June, 2007 issuance of the Company’s $600 million principal amount of 6.85% senior notes, as well as interest income related to the commercial banking activities in LFB. Other revenue of $56 million for the three month period ended June 30, 2007 increased by $25 million, or 82%, versus the corresponding period in 2006 principally due to increased net investment gains and dividends, as well as the net change in revenue recorded from LAM general partnerships held directly by certain of our LAM managing directors. Such LAM-related revenue was approximately $4 million for the three month period ended June 30, 2007 versus a $3 million loss in the corresponding period in 2006. Other revenue for the 2007 period also includes a $9 million gain in connection with the Company’s share in the net proceeds related to the sale of a portion of LFCM Holdings’ ownership interest in Panmure Gordon & Co. plc (“PG&C”) (see Note 12 of Notes to Condensed Consolidated Financial Statements). The corresponding period in 2006 included a $14 million gain recognized as a result of the termination of the Intesa joint venture. Interest expense of $30 million in the 2007 period increased by $3 million primarily from higher average customer deposits in LFB and, to a lesser extent, the incremental interest expense related to the June, 2007 issuance of the senior notes described above.

Compensation and benefits expense was $249 million for the three month period ended June 30, 2007, or 56.7% of operating revenue of $440 million in the 2007 period, compared with $234 million, or 57.0% of operating revenue of $411 million for the corresponding period in 2006. The increase of $15 million, or 6%, is consistent with the increase in operating revenue. The increase was primarily due to increased incentive compensation relating to amortization of restricted stock units and, to a lesser extent, additional compensation associated with headcount increases in managing directors and business segment professionals.

Non-compensation expense was $83 million for the three month period ended June 30, 2007, or 18.9% of operating revenue in the period, compared with $68 million, or 16.6% of operating revenue for the corresponding period in 2006. The percentage of non-compensation expense to operating revenue can vary from quarter to quarter due to quarterly fluctuations in revenue, among other factors. Higher non-compensation expense primarily reflects current period increases in expenses related to (i) increased business activity, including fund administration and services associated with the growth in AUM, as well as higher costs for electronic data services, (ii) business investments, including recruitment costs, travel and other market development costs, and (iii) the impact of the strengthening of foreign currencies against the U.S. Dollar. In addition, in the 2007 period, occupancy and equipment cost includes a charge of $4 million relating to abandoned leased facilities.

Operating income, was $89 million for the three month period ended June 30, 2007, an increase of $4 million, or 5%, versus $85 million in the corresponding period in 2006. Operating income as a percentage of net revenue was 21% for three month period ended June 30, 2007 versus 22% for the 2006 period.

The provision for income taxes for the three month period ended June 30, 2007 was $20 million, an increase of $1 million, versus $19 million for the corresponding period in 2006. The increase in the 2007 period was principally due to additional entity level income taxes incurred by Lazard Ltd resulting from the increase in Lazard Ltd’s ownership interest in Lazard Group’s operating income to approximately 47.9% for the three month period ended June 30, 2007 from 37.7% for the corresponding period in 2006, with such increase being the result of the primary and secondary offerings of Lazard Ltd’s Class A common stock in December, 2006. The Company’s effective tax rate was 22.8% for the three month period ended June 30, 2007, as compared to 22.1% for the corresponding period in 2006.

Minority interest in net income for the three month period ended June 30, 2007 was $40 million, a decrease of $2 million, versus $42 million in the corresponding period in 2006. The decrease was principally due to the minority interest in net income related to LAZ-MD Holdings’ ownership interest of Lazard Group, which declined to approximately 52.1% for the three month period ended June 30, 2007, from 62.3% for the corresponding period in 2006, as a result of the primary and secondary offerings of Lazard Ltd’s Class A common stock in December, 2006.

Six Months Ended June 30, 2007 versus June 30, 2006

Net income for the six month period ended June 30, 2007 was $56 million, up $12 million, or 29%, versus the corresponding period in 2006.

Net revenue was $791 million for the six month period ended June 30, 2007, up $67 million, or 9%, versus net revenue of $723 million in the corresponding period in 2006. During the 2007 period, fees from investment banking and other advisory activities were $443 million, a decrease of $29 million, or 6%, versus fees of $472 million in the corresponding period in 2006. The decrease reflects the Company’s reduced number of completed M&A transactions over $1 billion during the six month period ended June 30, 2007 as compared to the corresponding period in 2006. Money management fees were $284 million, an increase of $54 million, or 23%, versus $230 million in the corresponding period in 2006. The increase in money management fees was principally the result of a $31 billion, or 34%, increase in average AUM for the six month period ended June 30, 2007 as compared to the corresponding period in 2006. Interest income of $41 million for the six month period ended June 30, 2007 increased $23 million, or 128%, versus the corresponding period in 2006 principally due to interest earned on higher average cash balances in the 2007 period. The higher cash balances were principally the result of the net proceeds from the primary offering of Class A common stock in December, 2006, and from the June, 2007 issuance of the Company’s $600 million principal amount of 6.85% senior notes, as well as interest income related to the commercial banking activities in LFB. Other revenue of $83 million for the six month period ended June 30, 2007 increased $30 million, or 57%, versus the corresponding period in 2006 principally due to increased net investment gains and dividends as well as the net change in revenue recorded from LAM general partnerships held directly by certain of our LAM managing directors. Such LAM-related revenue was approximately $6 million for the six month period ended June 30, 2007 versus $3 million in the corresponding period in 2006. Other revenue for the 2007 period also includes a $9 million gain in connection with the Company’s share in the net proceeds related to the sale of a portion of LFCM Holdings’ ownership interest in PG&C (see Note 12 of Notes to Condensed Consolidated Financial Statements). The corresponding period in 2006 included a $14 million gain recognized as a result of the termination of the Intesa joint venture. Interest expense for the six month period ended June 30, 2007 of $61 million increased by $10 million versus the corresponding period in 2006 primarily from higher average customer deposits in LFB.

Compensation and benefits expense was $469 million for the six month period ended June 30, 2007, or 56.7% of operating revenue of $828 million in the 2007 period, compared with $434 million, or 57.0% of operating revenue for the corresponding period in 2006. The increase of $35 million, or 8%, is consistent with the increase in operating revenue. The increase was primarily due to increased incentive compensation relating to amortization of restricted stock units and additional compensation associated with headcount increases in managing directors and business segment professionals.

Non-compensation expense was $154 million for the six month period ended June 30, 2007, or 18.6% of operating revenue in the six month period ended June 30, 2007, compared with $126 million, or 16.6% of operating revenue for the corresponding period in 2006. The percentage of non-compensation expense to operating revenue can vary from period to period due to fluctuations in revenue, among other factors. The increase in non-compensation expense primarily reflects current period increases in expenses related to (i) increased business activity, including fund administration and services associated with the growth in AUM, as well as higher costs for electronic data services, (ii) business investments, including recruitment costs, travel and other market development costs, and (iii) the impact of the strengthening of foreign currencies against the U.S. Dollar, as well as one-time VAT and other cost recoveries recorded in the first half of 2006. In addition, in the 2007 period, occupancy and equipment cost includes a charge of $4 million relating to abandoned leased facilities.

Operating income, was $167 million for the six month period ended June 30, 2007, an increase of $4 million versus $163 million in the corresponding period in 2006. Operating income as a percentage of net revenue was 21% for six month period ended June 30, 2007 versus 23% for the 2006 period.

The provision for income taxes for the six month period ended June 30, 2007 was $37 million, an increase of $2 million, versus $35 million for the corresponding period in 2006. The increase in 2007 was principally due to additional entity level income taxes incurred by Lazard Ltd resulting from the increase in Lazard Ltd’s ownership interest in Lazard Group’s operating income to approximately 47.9% for the six month period ended June 30, 2007 from 37.7% for the corresponding period in 2006, with such increase being the result of the primary and secondary offerings of Lazard Ltd’s Class A common stock in December, 2006. The Company’s effective tax rate was 22.3% for the six month period ended June 30, 2007 as compared to 21.3% for the corresponding period in 2006.

Minority interest in net income for the six month period ended June 30, 2007 was $74 million, a decrease of $11 million, versus $85 million in the corresponding period in 2006. The decrease was principally due to the minority interest in net income related to LAZ-MD Holdings’ ownership interest of Lazard Group, which declined to approximately 52.1% for the six month period ended June 30, 2007, from 62.3% for the corresponding period in 2006, as a result of the primary and secondary offerings of Lazard Ltd’s Class A common stock in December, 2006.

Business Segments

The following data discusses net revenue and operating income for the Company’s operations by business segment. The operating results exclude a discussion of Corporate, due to its relatively minor contribution to operating results. Each segment’s operating expenses include (i) compensation and benefits expenses that are incurred directly in support of the businesses and (ii) other operating expenses, which include directly incurred expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourcing and indirect support costs (including compensation and benefits expense and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistical drivers such as, among other items, headcount, square footage and transactional volume.

Financial Advisory

The following table summarizes the operating results of the Financial Advisory segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in thousands)
M&A	$164,318	$197,856	$360,386	$391,839
Financial Restructuring	29,073	21,047	38,693	34,640
Corporate Finance and Other	51,567	43,161	68,464	57,716

Net Revenue	244,958	262,064	467,543	484,195

Direct Compensation and Benefits	137,240	147,203	257,198	266,368
Other Operating Expenses (a)	54,324	44,450	107,364	89,555

Total Operating Expenses	191,564	191,653	364,562	355,923

Operating Income	$53,394	$ 70,411	$102,981	$128,272

Operating Income as a Percentage of Net Revenue	22%	27%	22%	26%

	As of June 30,
	2007	2006
Headcount (b):
Managing Directors	139	127
Limited Managing Directors	2	2
Other Employees:
Business segment professionals	467	475
All other professionals and support staff	278	261

Total	886	865

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(b)	Excludes headcount related to indirect support functions. Such headcount is included in the Corporate headcount.

Net revenue trends in Financial Advisory for M&A and Financial Restructuring generally are correlated to the volume of completed industry-wide mergers and acquisitions and restructurings occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, material variances in the level of mergers and acquisitions activity in a particular geography where Lazard has significant market share or the number of its advisory engagements with respect to larger-sized transactions can cause its results to diverge from industry-wide activity. Certain Lazard client statistics and global industry statistics are set forth below:

	Six Months Ended June 30,
	2007	2006
Lazard Statistics:
Number of Clients:
Total	344	290
With Fees Greater than $1 million	105	103
Percentage of Total Financial Advisory Revenue from Top 10 Clients	25%	28%
Number of M&A Transactions Completed Greater than $1 billion (a)	17	29

(a)	Source: Thomson Financial as of July 16, 2007

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms. The offices that generate Financial Advisory net revenue are located in North America, Europe (principally in the U.K., France, Italy, Spain and Germany) and the rest of the world (principally in Asia).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
North America	59%	60%	52%	59%
Europe	37	38	45	39
Rest of World	4	2	3	2

Total	100%	100%	100%	100%

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

Operating Results

The Company’s quarterly revenue and profits can fluctuate materially depending on the number, size and timing of completed transactions on which it advised, as well as seasonality and other factors. Accordingly, the revenue and profits in any particular quarter or period may not be indicative of future results. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended June 30, 2007 versus June 30, 2006

In the 2007 period, Financial Advisory net revenue was $245 million, $17 million less than the corresponding period in 2006. M&A net revenue of $164 million decreased $34 million, or 17%, versus the 2006 period. The decline in M&A revenue reflects the reduced number of completed M&A transactions over $1 billion. In the three month period ended June 30, 2007, the Company completed five of such transactions, as compared to 15 in the corresponding period in 2006. Corporate Finance and Other net revenue of $52 million increased by approximately $9 million, or 19%, versus net revenue of $43 million in the corresponding period in 2006. Financial Restructuring net revenue increased by $8 million, or 38%, versus the 2006 period.

Clients which, in the aggregate, accounted for a significant portion of our M&A revenue for the three month period ended June 30, 2007 included Alcoa, Cerberus Capital Management, IBM, Icahn Associates, InTown Suites Management, ION Media Networks, L’Oreal, Stedim and Viasys Healthcare.

Financial Restructuring revenue in the 2007 period increased as compared to the corresponding period in 2006, principally due to the timing of certain court-approved restructuring transactions that the Company has been involved with. Restructuring assignments generating fees in the 2007 period include Damovo Creditors Committee, Eurotunnel, New Century Financial, North Atlantic Trading Company and SunCom Wireless.

Operating expenses were $192 million in the 2007 period, and were unchanged, versus the corresponding period in 2006. Compensation and benefits expense in the 2007 period declined by $10 million as compared to the 2006 period, consistent with levels of operating revenue. All other operating expenses increased by $10 million, or 22%, primarily due to higher business development-related activities, the impact of the strengthening of foreign currencies against the U.S. Dollar and the net impact of one-time cost recoveries in the 2006 period.

Financial Advisory operating income was $53 million for the 2007 period, a decrease of $17 million, or 24%, versus operating income of $70 million in the corresponding period in 2006. Operating income as a percentage of segment net revenue was 22% for the 2007 period versus 27% in the 2006 period.

Six Months Ended June 30, 2007 versus June 30, 2006

In the 2007 period, Financial Advisory net revenue was $468 million, a decrease of $16 million as compared to the corresponding period in 2006. M&A net revenue of $360 million decreased $31 million, or 8%, versus the 2006 period. The decline in M&A revenue reflects the reduced number of completed M&A transactions over $1 billion. In the six month period ended June 30, 2007, the Company completed 17 of such transactions, as compared to 29 in the corresponding period in 2006. Corporate Finance and Other net revenue of $69 million increased by $11 million, or 19%, versus the corresponding period in 2006. Financial Restructuring net revenue increased by $4 million, or 12%, versus the 2006 period.

Operating expenses were $365 million in the 2007 period, an increase of approximately $9 million, or 2%, versus operating expenses of $356 million in the corresponding period in 2006. Compensation and benefits expense was $257 million, a decrease of $9 million versus the 2006 period, consistent with levels of operating revenue. All other operating expenses increased by $18 million, or 20%, primarily due to higher business development-related activities, the impact of the strengthening of foreign currencies against the U.S. Dollar and the net impact of one-time cost recoveries in the 2006 period.

Financial Advisory operating income was $103 million for the 2007 period, a decrease of $25 million, or 20%, versus operating income of $128 million in the corresponding period in 2006. Operating income as a percentage of segment net revenue was 22% for the 2007 period versus 26% in the 2006 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	June 30, 2007	December 31, 2006
	($ in millions)
AUM:
International Equities	$55,981	$52,033
Global Equities	36,316	26,453
U.S. Equities	22,508	13,708

Total Equities	114,805	92,194

European and International Fixed Income	10,131	8,418
Global Fixed Income	1,239	1,095
U.S. Fixed Income	1,862	2,310

Total Fixed Income	13,232	11,823

Alternative Investments	3,581	3,457
Merchant Banking	1,100	883
Cash Management	2,632	2,080

Total AUM	$135,350	$110,437

Average AUM for the three month and six month periods ended June 30, 2007 and 2006 is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in millions)
Average AUM	$130,101	$94,517	$123,547	$92,423

The following is a summary of changes in AUM for the three month and six month periods ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in millions)
AUM—Beginning of Period	$124,852	$95,133	$110,437	$88,234
Net Flows	2,627	(1,573)	14,191	(710)
Market Appreciation	7,680	(212)	10,388	5,545
Foreign Currency Adjustments	191	553	334	832

AUM—End of Period	$135,350	$93,901	$135,350	$93,901

AUM as of June 30, 2007 was $135.4 billion, an increase of $25.0 billion as compared to AUM as of December 31, 2006. Merchant banking AUM as of June 30, 2007 and December 31, 2006 includes $0.7 billion and $0.6 billion at the respective dates which represents assets held by an investment company for which Lazard may earn carried interests. During the six month period ended June 30, 2007, net inflows of $14.2 billion were accompanied by market appreciation of $10.4 billion and the positive impact of changes in foreign currency exchange rates of approximately $0.3 billion. Net inflows were experienced primarily in U.S. and Global Equity products.

During the three month period ended June 30, 2007, average AUM was $130.1 billion, an increase of approximately $35.6 billion, or 38%, versus average AUM of $94.5 billion in the corresponding period in 2006. For the six month period, ended June 30, 2007, average AUM was $123.5 billion, an increase of approximately $31.1 billion or 34%, versus $92.4 billion in the corresponding period in 2006.

The following table summarizes the operating results of the Asset Management segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in thousands)
Management Fees	$142,230	$112,203	$272,869	$216,008
Incentive Fees	5,752	7,456	10,758	13,939
Other Income	13,540	10,065	24,592	18,920

Sub-total	161,522	129,724	308,219	248,867
LAM GP-Related Revenue (Loss)	3,724	(2,722)	5,555	2,537

Net Revenue	165,246	127,002	313,774	251,404

Direct Compensation and Benefits	73,864	59,180	140,089	112,990
Other Operating Expenses (a)	48,157	39,822	92,944	78,442

Total Operating Expenses	122,021	99,002	233,033	191,432

Operating Income	$43,225	$28,000	$80,741	$59,972

Operating Income, excluding LAM GP-Related Revenue (Loss) (b)	$39,501	$30,722	$75,186	$57,435

Operating Income as a Percentage of Net Revenue	26%	22%	26%	24%

Operating Income, as a Percentage of Net Revenue, each excluding LAM GP-Related Revenue (Loss) (b)	24%	24%	24%	23%

	As of June 30,
	2007	2006
Headcount (c):
Managing Directors	48	43
Limited Managing Directors	3	2
Other Employees:
Business segment professionals	305	279
All other professionals and support staff functions	369	326

Total	725	650

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(b)	Management also evaluates the results of Asset Management based on revenue and operating income excluding the LAM GP-related revenue (loss) since such revenue (loss) is offset entirely by minority interest which is not a charge to operating income.
(c)	Excludes headcount related to indirect support functions. Such headcount is included in the Corporate headcount.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
North America	53%	53%	53%	56%
Europe	36	38	38	36
Rest of World	11	9	9	8

Total	100%	100%	100%	100%

Operating Results

Three Months Ended June 30, 2007 versus June 30, 2006

Asset Management net revenue was $165 million for the three month period in 2007, an increase of $38 million, or 30%, versus the corresponding period in 2006. Management fees for the 2007 period were $142 million, up $30 million, or 27%, compared to the 2006 period. The percentage increase in average AUM was greater than the percentage increase in management fees principally due to a change in mix of certain investment products. Incentive fees earned for the 2007 period were $6 million, slightly lower than the amount recorded for the 2006 period. Other income was $13 million, an increase of $3 million versus the corresponding period in 2006. In addition, during the three month period ended June 30, 2007, revenue of $4 million was recorded from LAM general partnerships held directly by certain of our LAM managing directors, with these amounts also included as “minority interest in net income”, versus a $3 million loss for the corresponding period in 2006.

Operating expenses were $122 million for the 2007 period, an increase of $23 million, or 23%, versus operating expenses of $99 million for the 2006 period. Compensation and benefits expense increased $15 million, or 25%, as compared to the 2006 period. The increase was principally due to increases in incentive compensation as a result of higher operating revenues, as well as additional compensation as a result of headcount increases of managing directors, business segment professionals and other staff. Other operating expenses increased $8 million, or 21%, versus for the corresponding period in 2006, principally due to higher (i) professional fees for recruiting, (ii) fund administration and servicing associated with the growth in AUM and (iii) other business development activities.

Asset Management operating income was approximately $43 million in the 2007 period, an increase of approximately $15 million as compared to operating income of $28 million for the 2006 period. Operating income as a percentage of segment net revenue was 26% for the 2007 period versus 22% for the 2006 period. Excluding LAM GP-related revenue (loss), operating income was approximately $40 million, or 24% of net revenue, excluding LAM GP-related revenue (loss), as compared to $31 million, or 24%, for the 2006 period.

Six Months Ended June 30, 2007 versus June 30, 2006

Asset Management net revenue was $314 million for the six month period in 2007, an increase of $62 million, or 25%, versus the corresponding period in 2006. Management fees for the 2007 period were $273 million, up $57 million, or 26%, compared to the 2006 period. The percentage increase in average AUM was greater than the percentage increase in management fees principally due to a change in mix of certain investment products. Incentive fees earned for the 2007 period were $11 million, slightly lower than the amount recorded for the 2006 period. Other income was $25 million, an increase of $6 million versus the corresponding period in 2006. In addition, during the six month period ended June 30, 2007, revenue of $6 million was recorded from LAM general partnerships held directly by certain of our LAM managing directors, with these amounts also included as “minority interest in net income”, versus $3 million for the corresponding period in 2006.

Operating expenses were $233 million for the 2007 period, an increase of $42 million, or 22%, versus operating expenses of $191 million for the 2006 period. Compensation and benefits expense increased $27 million, or 24%, as compared to the 2006 period. The increase was principally due to increases in incentive compensation as a result of higher operating revenues, as well as additional compensation as a result of headcount increases of managing directors, business segment professionals and other staff. Other operating expenses increased $15 million, or 18%, versus for the corresponding period in 2006, principally due to (i) higher professional fees for recruiting, (ii) fund administration and servicing associated with the growth in AUM and (iii) other business development activities.

Asset Management operating income was approximately $81 million in the 2007 period, an increase of approximately $21 million as compared to operating income of $60 million for the 2006 period. Operating income as a percentage of segment net revenue was 26% for the 2007 period versus 24% for the 2006 period. Excluding LAM GP-related revenue (loss), operating income was approximately $75 million, or 24% of net revenue, excluding LAM GP-related revenue (loss), as compared to approximately $57 million, or 23%, for the 2006 period.

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

Summary of Cash Flows:

	Six Months Ended June 30,
	2007	2006
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$55.7	$43.2
Noncash charges (a)	131.8	89.4
Other operating activities (b)	(483.9)	(93.4)

Net cash provided by (used in) operating activities	(296.4)	39.2

Investing activities (c)	(5.4)	(2.7)
Financing activities (d)	364.2	(94.0)
Effect of exchange rate changes	(2.8)	7.6

Net Increase (Decrease) in Cash and Cash Equivalents	59.6	(49.9)
Cash and Cash Equivalents:
Beginning of Period	969.4	492.3

End of Period	$1,029.0	$442.4

(a) Consists of the following:

Depreciation and amortization of property	$7.5	$7.0
Amortization of deferred expenses, stock units and interest rate hedge	49.9	11.2
Minority interest in net income	74.4	84.9
Gain on termination of Strategic Alliance in Italy	—	(13.7)

	$131.8	$89.4

(b) Includes net changes in operating assets and liabilities.

(c) Relates to the net additions and disposals of property.

(d) Primarily includes distributions to minority interest holders, repayments of senior and subordinated borrowings and Class A common stock dividends and, in 2007, the issuance of the $600 million aggregate principal amount of 6.85% senior notes due 2017.

Liquidity and Capital Resources

Historically, the Company’s source of liquidity has been cash provided by operations, with a traditional seasonal pattern of cash flow. While employee salaries are paid throughout the year, annual incentive compensation has historically been paid to employees in the early months following year-end. The Company’s managing directors are paid a salary during the year, but a majority of their annual cash distributions with respect to the prior year have historically been paid to them in three monthly installments in February, March and April following year-end. In addition, and to a lesser extent, during the year we pay tax advances on behalf of certain of our managing directors, and these advances serve to reduce the amounts due to those managing directors in the three installments described above. As a consequence, our level of cash on hand generally decreases significantly during the first four months of the year and gradually builds up over the remainder of the year. We expect this seasonal pattern of cash flow to continue.

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. We maintain lines of credit in excess of anticipated liquidity requirements. As of June 30, 2007, Lazard had approximately $232 million in unused lines of credit available to it, including $56 million of unused lines of credit available to LFB.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, including use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months and beyond. As noted above, we intend to maintain lines of credit that can be utilized should the need arise. Concurrent with the equity public offering, Lazard Group entered into a five year, $125 million senior revolving credit facility with a group of lenders, with such revolving credit facility being amended on May 17, 2006 to provide for aggregate commitments of $150 million. As of June 30, 2007 there were no amounts outstanding under this credit facility. The senior revolving credit facility contains customary affirmative and negative covenants and events of default for facilities of this type. Furthermore, the senior revolving credit facility, among other things, limits the ability of the borrower to incur debt, grant liens, pay dividends, enter into mergers or to sell all or substantially all of its assets and contains financial covenants that must be maintained. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources in addition to any new credit facilities. In addition, the indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions.

On June 21, 2007, Lazard Group completed a private placement of $600 million aggregate principal amount of 6.85% senior notes due June 15, 2017. Interest on the notes is payable on June 15 and December 15 of each year, beginning on December 15, 2007. Lazard Group also entered into a registration rights agreement with the initial purchasers of the notes pursuant to which Lazard Group has agreed, among other things, to file with the SEC an exchange offer registration statement enabling holders to exchange their notes for substantially identical notes registered under the Securities Act of 1933, as amended (the “exchange notes”). In connection therewith, Lazard Group filed a registration statement on Form S-4 on July 3, 2007 that was declared effective by the SEC on July 19, 2007, and Lazard Group commenced an exchange offer (the “exchange offer”) on that date to exchange an aggregate principal amount of up to $600 million of the notes for an equal aggregate principal amount of the exchange notes. The exchange offer is scheduled to expire on August 16, 2007. Lazard Group used a portion of the net proceeds from the sale of the notes for repayment of Lazard Group’s $96 million senior promissory note and $50 million subordinated promissory note, each originally scheduled to mature in February 2008, and each of which were redeemed on June 29, 2007, and intends to use the balance for (i) expansion of its Financial Advisory and Asset Management businesses, (ii) other strategic acquisitions or investments and (iii) general corporate purposes.

As of June 30, 2007, the Company invested a portion of the remaining net proceeds from the December, 2006 primary offering of Class A common stock in accounts managed by LAM that are primarily invested in equities. “Securities owned - equities” on the condensed consolidated statement of financial condition as of June 30, 2007 principally reflects such investments.

As of June 30, 2007, Lazard was in compliance with all of its obligations under its various borrowing arrangements.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of June 30, 2007:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Operating Leases (exclusive of $70,947 of sublease income)	$479,952	$66,781	$104,560	$79,703	$228,908
Capital Leases (including interest)	35,366	2,880	5,723	5,706	21,057
Senior Debt (including interest)(a)	2,334,211	546,609	160,575	160,575	1,466,452
Subordinated Loans (including interest) (b)	195,094	4,875	9,750	9,750	170,719
Merchant Banking Commitments—LAI managed funds (c)	91,452	48,919	42,533
Merchant Banking Commitments—company sponsored funds	3,557	3,008		511	38
Contractual Commitments to Managing Directors, Senior Advisors and Employees (d)	92,296	45,264	28,503	16,158	2,371

Total (e)	$3,231,928	$718,336	$351,644	$272,403	$1,889,545

(a)	Includes $437.5 million relating to Lazard Group Notes issued in connection with the issuance of the ESUs, for which the maturity date of the debt component can vary based on a remarketing of the Lazard Group Notes, and will mature (1) in the event of a successful remarketing, on any date no earlier than May 15, 2010 and no later than May 15, 2035, as we may elect, (2) in the event of a failed remarketing, on May 15, 2008 and (3) otherwise on May 15, 2035. While the Company currently expects a successful remarketing of the Lazard Group Notes, for purposes of the table above, a maturity in 2008, the earliest possible date, was assumed to be the maturity date of the Lazard Group Notes. See Notes 2 and 6 of Notes to Condensed Consolidated Financial Statements.

(b)	The Amended $150 million Subordinated Convertible Note matures on September 30, 2016, has a fixed interest rate of 3.25% per annum and is convertible into shares of Class A common stock at an effective conversion price of $57 per share. One-third in principal amount will generally be convertible after July 1, 2008, an additional one-third after July 1, 2009 and the last one-third after July 1, 2010, and no principal amount will be convertible after June 30, 2011. For purposes of the table above, the Amended $150 million Subordinated Convertible Note was considered to remain outstanding until its maturity date, with no assumed conversions into Class A common stock prior thereto. See Note 5 of Notes to Condensed Consolidated Financial Statements.
(c)	Pursuant to the business alliance agreement, Lazard Group has commitments to fund certain investment funds managed by Lazard Alternative Investments Holdings LLC (“LAI”). Amounts in the table above relate to (1) obligations related to Corporate Partners II Limited, a private equity fund formed in February 2005, with $1 billion of institutional capital commitments and a $100 million capital commitment from Lazard Group, the principal portion of which may require funding at any time through 2010. As of June 30, 2007, Lazard Group contributed approximately $15.9 million of its capital commitment, with Lazard’s remaining commitment of approximately $84.1 million as of June 30, 2007 estimated to be funded in the amounts of $28.3 million, $30.0 million, and $25.8 million in the twelve month periods ending June 30, 2008, 2009 and 2010, respectively; and (2) obligations related to Lazard Senior Housing Partners LP, a private equity fund which closed during 2006, with $201 million of capital commitments from institutional investors, including $10 million from Lazard Group, the principal portion of which will require funding at any time through 2008. As of June 30, 2007, Lazard Group contributed approximately $2.7 million of its capital commitment, with Lazard’s remaining commitment of approximately $7.3 million as of June 30, 2007 estimated to be funded in the amounts of $3.9 million and $3.4 million in the twelve month periods ending June 30, 2008 and 2009, respectively.
(d)	The Company has agreements relating to future minimum payments to certain managing directors, senior advisors and employees incurred for the purpose of recruiting and retaining these senior professionals.
(e)	The table above does not include:
(1)	any contingent obligations relating to the LAM equity rights;
(2)	any potential payment related to the IXIS cooperation arrangement (the level of this contingent payment to IXIS would depend, among other things, on the level of revenue generated by the cooperation activities, and the potential payment is limited, as of June 30, 2007, to a maximum of approximately €6 million (subject to further reduction in certain circumstances) which would only occur if the cooperation activities generate no revenue over the course of the remaining initial period of such activities, the cooperation agreement is not renewed and Lazard Ltd’s Class A common stock price fails to sustain certain price levels);
(3)	the contingent limited partner capital commitment as described in Note 7 of Notes to Consolidated Financial Statements included in the Form 10-K;
(4)	the lending commitments and indemnifications provided by LFB to third parties as described in Note 12 of Notes to Consolidated Financial Statements included in the Form 10-K;
(5)	the 2008 pension fund obligation of approximately $16.1 million as described in Note 15 of Notes to Consolidated Financial Statements included in the Form 10-K;
(6)	any contingent obligation related to the guarantee to a foreign tax jurisdiction as described in Note 7 of Notes to Condensed Consolidated Financial Statements; and
(7)	commitments related to the pending business acquisitions and joint venture investment as described in Note 1 of Notes to Condensed Consolidated Financial Statements.

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

With respect to LFB’s operations, LFB engages in commercial banking activities that primarily include investing in securities, deposit taking and, to a lesser degree, lending. In addition, LFB may take open foreign exchange positions with a view to profit, but does not sell foreign exchange options in this context, and enters into forward foreign exchange contracts, interest rate swaps, and other derivative contracts to hedge exposures to interest rate and currency fluctuations.

At June 30, 2007, approximately 75% of the $648 million of securities owned, at fair value, were in LFB’s portfolio, substantially all of which were fixed-income securities, 86% of which were rated investment grade credit quality. Most of the remaining 25% of securities, at fair value, owned represent the Company’s investment in accounts managed by LAM. These funds primarily invest in marketable equity securities and are therefore subject to market risk which is monitored daily by management. At December 31, 2006, approximately 95% of the $579 million of securities owned, at fair value, were in LFB’s portfolio, substantially all of which were fixed-income securities, 88% of which were rated investment grade credit quality. The remaining 5% of securities owned, at fair value, represent the Company’s investment in accounts managed by LAM.

At June 30, 2007 and December 31, 2006, derivative contracts related to LFB’s operations were recorded at fair value. Derivative assets amounted to $15 million and $7 million, respectively, with derivative liabilities amounting to $1 million and $2 million, respectively.

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

•	LFB’s interest rate risk as measured by a 1% +/– change in interest rates totaled $365 thousand as of June 30, 2007 and $65 thousand as of December 31, 2006.

•

Foreign currency risk associated with LFB’s open positions, in aggregate, as measured by a 2% +/- change against the U.S. dollar, totaled approximately $30 thousand as of June 30, 2007 and $80 thousand as of December 31, 2006.

LFB fully collateralizes its collateralized financing transactions with fixed income securities.

Risks Related to Receivables

We maintain an allowance for bad debts to provide coverage for probable losses from our fee and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where, in our judgment, the receivables are impaired. At June 30, 2007 total receivables amounted to $894 million, net of an allowance for bad debts of $13 million. As of that date, inter-bank lending, financial advisory and asset management fee, customer and related party receivables comprised 48%, 42%, 7% and 3% of total receivables, respectively. At December 31, 2006 total receivables amounted to $1,235 million, net of allowance for bad debts of $11 million. As of that date, inter-bank lending, financial advisory and asset management fee, customer and related party receivables comprised 58%, 34%, 6% and 2% of total receivables, respectively. The M&A and asset management fee receivables collection periods generally are within 60 days of invoice. However, as discussed above, the collection period for restructuring transactions may extend beyond 60 days, and fee receivables from our private fund advisory activities are generally collected over a four year period.

Credit Concentration

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At June 30, 2007 the Company had no exposure to an individual counterparty that exceeded $43 million, in the aggregate, excluding inter-bank counterparties.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s liabilities has fixed interest rates or maximum interest rates, while its cash and short-term investments generally have floating interest rates. Lazard estimates that operating income relating to cash and short-term investments and corporate indebtedness would change by approximately $11 million, on an annual basis, in the event interest rates were to increase or decrease by 1%.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to elect to measure various financial instruments and certain other items at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement requires that a business entity report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of the first annual period beginning after November 15, 2007. We are currently assessing the impact of adopting SFAS 159 on the financial condition, results of operations, and cash flows of the Company.

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

On June 14, 2007, the Chairman and the Ranking Republican Member of the United States Senate Committee on Finance introduced legislation that would tax as corporations those publicly traded partnerships that directly or indirectly derive any income from investment adviser or asset management services. This new legislation, if enacted in its proposed form, would be effective as of June 14, 2007, and, under a transition rule, it would apply to Lazard Ltd in respect of Lazard Ltd’s taxable year beginning January 1, 2013. This new legislation, if enacted in its proposed form, may impact, negatively or positively, Lazard Ltd’s U.S. tax liability. At this time we are unable to predict with any degree of certainty the impact, if any, this proposed legislation will have on our effective tax rate in 2013 and thereafter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Lazard Ltd did not issue any unregistered equity securities during the three month period ended June 30, 2007. As described in Note 1 of Notes to Condensed Consolidated Financial Statements, Lazard Ltd and/or certain of its subsidiaries have entered into agreements to acquire certain businesses since the end of such three month period, with a portion of such consideration consisting of future issuance of Class A common stock as described therein. In addition, on August 6, 2007, Lazard Ltd issued 191,757 shares of Class A common stock in reliance on Section 4(2) of the Securities Act of 1933 (transactions not involving a public offering) in connection with the exchange and redemption of 191,757 common membership interests of Lazard Group by one of Lazard’s retired managing directors.

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

Our Board of Directors is divided into three classes. Members of each class serve for a three-year term. Shareholders elect one class of directors at each Annual General Meeting of Shareholders. Each of the following directors’ term of office continued after the 2007 Annual General Meeting of Shareholders: Bruce Wasserstein, Ronald J. Doerfler, Steven J. Heyer, Sylvia Jay, Vernon E. Jordan, Jr., and Michael J. Turner.

Item 5.	Other Information

See Item 2.

Item 6.	Exhibits

2.1	Master Separation Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

2.2

Amendment No. 1, dated as of November 6, 2006, to the Master Separation Agreement,

dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

2.3	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

3.1	Certificate of Incorporation and Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.2	Certificate of Incorporation in Change of Name of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.3	Amended and Restated Bye-laws of Lazard Ltd (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.1	Form of Specimen Certificate for Class A common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

4.2	Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.3	Third Supplemental Indenture, dated as of December 19, 2005, by and among Lazard Group LLC, The Bank of New York, as trustee, and for purposes of consent, Lazard Group Finance LLC (incorporated by reference to Exhibit 4.02 to the Lazard Group LLC’s Current Report on Form 8-K (Commission File No. 333-126751) filed on December 19, 2005).

4.4	Fourth Supplemental Indenture, dated as of June 21, 2007, between Lazard Group LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on June 22, 2007).

4.5	Registration Rights Agreement, dated as of June 21, 2007, among Lazard Group LLC, Goldman, Sachs & Co., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives for the Initial Purchasers (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on June 22, 2007).

4.6	Purchase Contract Agreement, dated as of May 10, 2005, by and between the Registrant and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.7	Pledge Agreement, dated as of May 10, 2005, by and among the Registrant, The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.8	Pledge Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.9	Form of Normal Equity Security Units Certificate (included in Exhibit 4.4).

4.10	Form of Stripped Equity Security Units Certificate (included in Exhibit 4.4).

4.11	Form of Senior Note (included in Exhibit 4.3).

10.1	Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006, by and among LAZ-MD Holdings LLC, the Registrant and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.2	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.3	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to the Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

10.4	Tax Receivable Agreement, dated as of May 10, 2005, by and among Ltd Sub A, Ltd Sub B and LFCM Holdings LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.5	Employee Benefits Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.6		Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.7		License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company, LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co. Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8		Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9		Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.10		First Amended and Restated Limited Liability Company Agreement of Lazard Asset Management LLC, dated as of January 10, 2003 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.11		Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.12		Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.13		Lease with an Option to Purchase, dated as of July 11, 1990, by and between Sicomibail and Finabail and SCI du 121 Boulevard Hausmann (English translation) (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.14		Occupational Lease, dated as of August 9, 2002, Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.15	*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.16	*	2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.17	*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, by and among Lazard Ltd, Lazard Group LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.18	*	Agreement Relating to Reorganization of Lazard, dated as of May 10, 2005, by and among Lazard LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.19	*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, by and among the Registrant, Lazard Group LLC and Steven J. Golub (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.20	*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for, each of Michael J. Castellano, Scott D. Hoffman and Charles G. Ward III (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.21	*	Agreements Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.22	*	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.23	*	Acknowledgement Letter, dated as of November 6, 2006 from Lazard Group LLC to certain managing directors of Lazard Group LLC modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.24		Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.25		Registration Rights Agreement, dated as of May 10, 2005 by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.26		Letter Agreement, dated as of May 10, 2005, with Bruce Wasserstein family trusts (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.27		Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.28		First Amendment, dated as of March 28, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.34 to Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.29		Second Amendment, dated as of May 17, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8- K (File No. 001-32492) filed on May 17, 2006).

10.30		Third Amendment, dated as of June 18, 2007, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on June 22, 2007).

10.31	*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.32	*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.33	*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492 filed on January 26, 2006).

10.34	*

Description of Non-Executive Director Compensation (incorporated by reference to

Exhibit 10.33 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.35	*

Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.36	*

Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.37

Termination Agreement dated as of March 31, 2006, by and among Banca Intesa S.p.A., Lazard Group LLC, and Lazard & Co. S.r.l. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on April 4, 2006).

10.38

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

10.40	*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.41	*	First amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 1, 2007).

12.1		Computation of Ratio of Earnings to Fixed Charges.

14.1		Registrant’s Code of Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-32492) filed on March 21, 2006).

31.1		Rule 13a-14(a) Certification of Bruce Wasserstein.

31.2		Rule 13a-14(a) Certification of Michael J. Castellano.

32.1		Section 1350 Certification for Bruce Wasserstein.

32.2		Section 1350 Certification for Michael J. Castellano.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007

LAZARD LTD

By:	/s/ Bruce Wasserstein
Name: Bruce Wasserstein Title: Chairman and Chief Executive Officer

By:	/s/ Michael J. Castellano
Name: Michael J. Castellano Title: Chief Financial Officer