Form 10-Q
period 2007-09-30
Lazard Ltd
filed 2007-11-06
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, there were 51,745,825 shares of the registrant’s Class A common stock (including 1,792,858 shares held by a subsidiary) and one share of the registrant’s Class B common stock outstanding.

When we use the terms “Lazard”, “we”, “us”, “our”, and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd has no material assets other than indirect ownership as of September 30, 2007 of approximately 48.3% of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(UNAUDITED)

(dollars in thousands, except for per share data)

	September 30, 2007	December 31, 2006

ASSETS
Cash and cash equivalents	$959,122	$969,483
Cash segregated for regulatory purposes or deposited with clearing organizations	29,946	16,023
Securities owned—at fair value:
Bonds—Corporate	493,932	527,421
Equities	236,168	23,185
Non-U.S. Government and agency securities	35,068	28,729

	765,168	579,335

Receivables—net:
Banks	465,386	721,002
Fees	428,176	417,519
Customers	102,579	77,832
Related parties	24,774	18,543

	1,020,915	1,234,896

Long-term investments—at fair value	188,626	99,057

Property (net of accumulated amortization and depreciation of $201,535 and $181,812 at September 30, 2007 and December 31, 2006, respectively)	180,374	168,310
Goodwill and other intangible assets	184,292	16,945
Other assets	185,751	124,616

Total assets	$3,514,194	$3,208,665

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(UNAUDITED)

(dollars in thousands, except for per share data)

	September 30, 2007	December 31, 2006
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ DEFICIENCY
Liabilities:
Deposits and other customer payables	$914,039	$1,195,014
Accrued compensation and benefits	341,670	437,738
Senior borrowings	1,592,851	1,087,057
Capital lease obligations	26,525	25,445
Related party payables	9,432	9,794
Other liabilities	505,244	438,473
Subordinated borrowings	150,000	200,000

Total liabilities	3,539,761	3,393,521
Commitments and contingencies
Minority interest	48,972	55,497

STOCKHOLDERS’ DEFICIENCY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - 36,607 shares issued and outstanding at September 30, 2007	—	—
Series B - 277 shares issued and outstanding at September 30, 2007	—	—
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 51,745,825 and 51,554,068 shares issued at September 30, 2007 and December 31, 2006, respectively, including shares held by a subsidiary as indicated below)	517	516
Class B, par value $.01 per share (1 share authorized, 1 share issued and outstanding at September 30, 2007 and December 31, 2006)	—	—
Additional paid-in-capital	(249,602)	(396,792)
Accumulated other comprehensive income, net of tax	52,187	32,494
Retained earnings	194,563	127,608

	(2,335)	(236,174)
Less - Class A common stock held by a subsidiary, at cost (1,792,858 and 115,000 shares at September 30, 2007 and December 31, 2006, respectively)	(72,204)	(4,179)

Total stockholders’ deficiency	(74,539)	(240,353)

Total liabilities, minority interest and stockholders’ deficiency	$3,514,194	$3,208,665

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE
Investment banking and other advisory fees	$369,857	$183,318	$813,145	$655,704
Money management fees	164,405	116,113	448,749	346,584
Interest income	23,832	11,755	64,507	29,593
Other	22,028	12,836	105,066	65,690

Total revenue	580,122	324,022	1,431,467	1,097,571
Interest expense	38,074	26,510	98,861	76,893

Net revenue	542,048	297,512	1,332,606	1,020,678

OPERATING EXPENSES
Compensation and benefits	323,152	180,982	792,236	615,269
Occupancy and equipment	21,462	18,257	65,436	55,710
Marketing and business development	16,898	13,852	50,264	41,702
Technology and information services	15,204	11,943	41,971	35,914
Professional services	13,166	14,316	35,695	34,366
Fund administration and outsourced services	6,074	3,703	15,042	10,831
Other	27,506	5,266	45,945	14,884

Total operating expenses	423,462	248,319	1,046,589	808,676

OPERATING INCOME	118,586	49,193	286,017	212,002

Provision for income taxes	28,284	10,153	65,658	44,827

INCOME BEFORE MINORITY INTEREST IN NET INCOME	90,302	39,040	220,359	167,175
Minority interest in net income	50,035	25,882	124,442	110,786

NET INCOME	$40,267	$ 13,158	$95,917	$56,389

WEIGHTED AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING:
Basic	51,078,444	37,388,185	51,318,879	37,457,275
Diluted	116,344,656	41,577,615	61,879,027	41,747,068

NET INCOME PER SHARE OF CLASS A COMMON STOCK:
Basic	$0.79	$0.35	$1.87	$1.51

Diluted	$0.73	$0.34	$1.72	$1.45

DIVIDENDS PAID PER SHARE OF CLASS A COMMON STOCK	$0.09	$0.09	$0.27	$0.27

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

(dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95,917	$56,389
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash charges (credits) included in net income:
Depreciation and amortization of property	11,691	10,684
Amortization of deferred expenses, stock units and interest rate hedge	78,689	18,168
Amortization of other intangible assets	18,156
Minority interest in net income	124,442	110,786
Gain on termination of strategic alliance in Italy		(13,695)
(Increase) decrease in operating assets:
Cash segregated for regulatory purposes or deposited with clearing organizations	(12,073)	(7,088)
Securities owned - at fair value	(147,563)	(101,388)
Receivables - net	274,167	105,762
Long-term investments - at fair value	(87,663)	5,528
Other assets	(43,445)	(13,944)
Increase (decrease) in operating liabilities:
Deposits and other payables	(348,919)	90,217
Accrued compensation and benefits and other liabilities	(83,968)	(114,058)

Net cash provided by (used in) operating activities	(120,569)	147,361

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $19,002	(135,385)
Additions to property	(10,524)	(5,253)
Disposals of property	1,795	602

Net cash used in investing activities	(144,114)	(4,651)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior borrowings, including issuance of $600,000 senior notes, net of original issue discount and other expenses of $6,522	598,825
Repayment of senior borrowings	(99,553)	(34,570)
Repayment of subordinated borrowings	(50,000)
Repayment of capital lease obligations	(1,030)	(882)
Distributions relating to minority interest, including $72,274 and $38,036 to LAZ-MD Holdings in 2007 and 2006, respectively	(86,752)	(60,140)
Class A common stock dividends	(13,812)	(10,115)
Repurchase of common membership interest from LAZ-MD Holdings	(21,840)
Repurchase of Class A common stock	(68,052)	(4,179)
Other financing activities	(21)	(2,677)

Net cash provided by (used in) financing activities	257,765	(112,563)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,443)	7,836

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,361)	37,983
CASH AND CASH EQUIVALENTS—January 1	969,483	492,309

CASH AND CASH EQUIVALENTS—September 30	$959,122	$530,292

Supplemental investing non-cash transaction:
Preferred stock and Class A common stock issued/issuable in connection with acquisitions	$46,716

Supplemental financing non-cash transaction:
Issuance of senior promissory note for the acquisition of equity interest in Italy		$96,000

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007

(UNAUDITED)

(dollars in thousands)

	Preferred Stock						Additional Paid-in- Capital	Accumulated Other Comprehensive Income, Net of Tax	Retained Earnings	Class A Common Stock Held By A Subsidiary		Total Stockholders’ Deficiency
	Series A		Series B		Common Stock Issued
	Shares	$	Shares	$	Shares(*)	$				Shares	$

Balance, as previously reported - January 1, 2007					51,554,069	$516	$(396,792)	$32,494	$127,608	115,000	$(4,179)	$(240,353)
Adjustment for the cumulative effect on prior years from the adoption of FIN 48									(13,221)			(13,221)

Balance, as adjusted - January 1, 2007					51,554,069	516	(396,792)	32,494	114,387	115,000	(4,179)	(253,574)

Comprehensive income:
Net income									95,917			95,917
Other comprehensive income (loss) - net of tax:
Currency translation adjustments								18,824				18,824
Amortization of interest rate hedge								825				825
Employee benefit plans:
Net actuarial gain								1,080				1,080
Net prior service cost (credit)								(1,036)				(1,036)

Comprehensive income												115,610

Preferred stock and Class A common stock issued/issuable in connection with acquisitions and related amortization	36,607	$-	277	$-			47,255					47,255
Issuances of Class A common stock in exchange for Lazard Group common membership interests					191,757	1	(1)					-
Repurchase of common membership interest from LAZ-MD Holdings							(21,840)					(21,840)
Amortization of stock units							75,808					75,808
RSU dividend-equivalents							1,929		(1,929)			-
Class A common stock dividends									(13,812)			(13,812)
Purchase of Class A common stock by a subsidiary										1,678,600	(68,052)	(68,052)
Lazard Group delivery of Class A common stock for settlement of vested RSUs							(48)			(742)	27	(21)
Adjustment to reclassify minority interest share of undistributed net income to additional paid-in-capital							44,087					44,087

Balance - September 30, 2007	36,607	$-	277	$-	51,745,826	$517	$(249,602)	$52,187	$194,563	1,792,858	$(72,204)	$(74,539)

(*)

Includes 51,745,825 and 51,554,068 shares of the Company’s Class A common stock issued at September 30, 2007 and December 31, 2006, respectively, and 1 share of the Company’s Class B common stock at each such date.

See notes to condensed consolidated financial statements.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

The accompanying condensed consolidated financial statements of Lazard Ltd, a Bermuda holding company, and subsidiaries (collectively referred to as “Lazard Ltd”, “Lazard” or the “Company”), including Lazard Ltd’s indirect investment in Lazard Group LLC, a Delaware limited liability company (collectively referred to, together with its subsidiaries, as “Lazard Group”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Ltd’s annual report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”). The December 31, 2006 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that Lazard may undertake in the future, actual results may differ materially from the estimates. The consolidated results of operations for the three month and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

On May 10, 2005, Lazard Ltd consummated an equity public offering (the “equity public offering”) of its Class A common stock, par value $0.01 per share (“Class A common stock”). Lazard Ltd, through a number of newly-formed, wholly-owned subsidiaries, contributed the net proceeds from the equity public offering, along with the net proceeds it received from the financing transactions (as described in Note 2 of Notes to Condensed Consolidated Financial Statements), to Lazard Group in exchange for 37,500,000 Lazard Group common membership interests, representing ownership of 37.5% of Lazard Group’s total common membership interests as of May 10, 2005, and, after giving effect to (i) the repurchase and forfeiture of a portion of the Lazard Group common membership interests held by LAZ-MD Holdings LLC (“LAZ-MD Holdings”), as well as (ii) certain subsequent share issuances by Lazard Ltd (principally related to the primary and secondary offerings of Class A common stock as described in Note 2 of Notes to Condensed Consolidated Financial Statements), it held approximately 48.3% and 47.9% of all outstanding Lazard Group common membership interests as of September 30, 2007 and December 31, 2006, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Lazard Group is governed by an Operating Agreement dated as of May 10, 2005, as amended (the “Operating Agreement”).

The Company’s sole operating asset is its indirect ownership of common membership interests of Lazard Group and its managing member interest of Lazard Group, whose principal operating activities are included in two business segments:

•	Financial Advisory, which includes providing advice on mergers and acquisitions, restructurings, capital raising and similar transactions, and

•	Asset Management, which includes the management of equity and fixed income securities and alternative investment and private equity funds.

In addition, Lazard Group records selected other activities in its Corporate segment, including management of cash, certain investments and the commercial banking activities of LFB. LFB is a registered bank regulated by the Banque de France and its primary commercial banking operations include the management of the treasury positions of Lazard Group’s Paris House through its money market desk and, to a lesser extent, credit activities relating to securing loans granted to clients of LFG and custodial oversight over assets of various clients. In addition, LFB operates many support functions relating to our business in Paris. Lazard Group also allocates outstanding indebtedness to its Corporate segment.

Prior to May 10, 2005, Lazard Group also had a business segment called Capital Markets and Other, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services and private equity fund management activities outside of France as well as other specified non-operating assets and liabilities. This business segment’s assets and liabilities (referred to below as the “separated businesses”) were separated from Lazard Group on May 10, 2005. We refer to the transfer of the separated business as the “separation.”

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

In the separation, Lazard Group retained all of the Company’s Financial Advisory and Asset Management businesses. In addition, under the business alliance agreement, dated as of May 10, 2005, between Lazard Group and LFCM Holdings (the “business alliance agreement”), Lazard Group was granted the option to acquire the North American and European private equity fund management activities of LFCM Holdings.

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

The primary offering provided Lazard Ltd with net proceeds, after underwriters’ discounts and other estimated expenses, of $349,137. Lazard Ltd did not receive any net proceeds from the sales of common stock offered by the Selling Shareholders. Immediately following the Primary Offering, Lazard Ltd and its subsidiaries received 8,050,400 additional Lazard Group common membership interests in exchange for the net proceeds from the Primary Offering. In the Secondary Offering, Lazard Ltd and its subsidiaries received an additional 6,000,000 Lazard Group common membership interests from the exchanging LAZ-MD Holdings members in exchange for the issuance to them of 6,000,000 shares of Class A common stock. LAZ-MD Holdings members then sold those shares to the public.

As a result of the offerings, Lazard Ltd’s ownership interest in Lazard Group increased from 37.7% prior to the offerings to 47.9% subsequent thereto. Correspondingly, LAZ-MD Holdings’ ownership in Lazard Group decreased from 62.3% prior to the offerings to 52.1% subsequent thereto (see Note 5 for additional information regarding Lazard Ltd’s and LAZ-MD Holdings’ ownership interests in Lazard Group).

Lazard Capital Markets LLC (“LCM”), a wholly-owned subsidiary of LFCM Holdings, was a member of the underwriting group for both the Primary and Secondary Offerings, and, in such capacity, earned revenue, net of estimated underwriting expenses, of $4,118. The business alliance agreement provides for Lazard Group to receive a referral fee equal to approximately half of the net revenue obtained by LCM in respect of any underwriting or distribution opportunity referred to it by Lazard Group. In that connection, as of December 31, 2006 Lazard Group’s condensed consolidated statement of financial condition included a receivable from LFCM Holdings of $2,059, with the portion of such amount relating to the Primary Offering of $1,180 being recorded as an increase to its members’ equity in the fourth quarter of 2006 and the portion of such amount relating to the Secondary Offering of $879 being recorded in “other revenue” in such period. See Note 14 of Notes to Condensed Consolidated Financial Statements for additional information regarding the business alliance agreement.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

3.    NEW ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for and reporting of income tax uncertainties and requires additional disclosures related to uncertain tax positions. The Company’s accounting policy provides that interest and penalties related to income taxes be included in income tax expense. See Note 13 of Notes to Condensed Consolidated Financial Statements for additional information relating to the adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require the use of fair value measurements. SFAS 157 is effective for interim and annual financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the impact of adopting SFAS 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to elect to measure various financial instruments and certain other items at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement requires that a business entity report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of the first annual period beginning after November 15, 2007. We are currently assessing the impact of adopting SFAS 159 on the Company’s consolidated financial statements.

4.	LONG-TERM INVESTMENTS

The Company’s long-term investments, which are recorded at fair value in the accompanying condensed consolidated statements of financial condition, consist of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Interests in LAM alternative asset management funds:
General Partnership interests owned by Lazard	$42,179	$10,140
Minority interests	47,689	47,152
Private equity investments	61,652	35,629
Equity securities	37,106	6,136

Total long-term investments, at fair value	$188,626	$99,057

Interests in LAM alternative asset management funds principally represent general partnership interests in LAM-managed hedge funds. The fair value of such investments reflects the pro rata value of the ownership of the underlying securities in the funds, the fair market value of which is determined through quoted market values of the underlying securities as provided by external pricing sources.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Minority interests in LAM alternative asset management funds represent general partnership interests held directly by certain of our LAM managing directors or employees of the Company but controlled and consolidated by Lazard. The associated minority interest amounting to $47,689 and $47,152 at September 30, 2007 and December 31, 2006, respectively, is included in “minority interest” on the condensed consolidated statements of financial condition (see Note 5 of Notes to Condensed Consolidated Financial Statements).

Private equity investments are primarily comprised of investments in private equity funds and direct private equity interests that are valued, in the absence of observable market prices, using the following valuation methodology. Investments are initially carried at cost, which is subsequently adjusted for additional capital raising transactions such as the issuance of new member interests or through a sale of existing equity to a third party or other events that are indicative of fair value. In the absence of third party transactions, the carrying value of such investments may be adjusted if its determined that the expected realizable value of the investment differs from the carrying value. In reaching that determination, consideration is given to many factors including, but not limited to, the operating cash flows and financial performance of the investee, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features, liquidation preferences or restrictions. With respect to the majority of private equity investments, we rely on the third party fund managers for estimates of such fair values.

Investments in equity securities are primarily comprised of investments in non-publicly-traded asset management funds that invest in marketable equity securities.

5.	MINORITY INTEREST

The Company records a charge to minority interest in net income relating to LAZ-MD Holdings’ ownership interest in Lazard Group (which approximated 51.7% and 62.3% at September 30, 2007 and 2006, respectively), with such minority interest in net income amounting to $47,512 and $116,361 for the three month and nine month periods ended September 30, 2007, respectively, and $25,278 and $107,642 for the three month and nine month periods ended September 30, 2006, respectively. The Company classifies LAZ-MD Holdings’ ownership of Lazard Group’s common membership interests as a reduction of the Company’s “additional paid-in-capital” rather than as “minority interest”, since the balance of such minority interest as of September 30, 2007 and December 31, 2006 of $84,559 and $127,863, respectively, is negative. See Note 10 of Notes to Condensed Consolidated Financial Statements with respect to distributions paid to LAZ-MD Holdings.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the changes in ownership interests in Lazard Group held by Lazard Ltd and LAZ-MD Holdings since the equity public offering in May, 2005:

	Lazard Ltd		LAZ-MD Holdings		Total Lazard Group Common Membership Interests
	Common Membership Interests	% Ownership	Common Membership Interests	% Ownership
Activity May 10, 2005 to December 31, 2005:
May 10, 2005—Ownership of Lazard Group common membership interests concurrent with equity public offering	37,500,000	37.5%	62,500,000	62.5%	100,000,000
Repurchase of common membership interests from LAZ-MD Holdings			(381,251)		(381,251)

Balance, December 31, 2005	37,500,000	37.6%	62,118,749	62.4%	99,618,749
Activity January 1, 2006 to September 30, 2006:
Conversion of deferred stock units to Class A common stock	3,668				3,668
Forfeitures			(20,301)		(20,301)

Balance, September 30, 2006	37,503,668	37.7%	62,098,448	62.3%	99,602,116

Activity October 1, 2006 to December 31, 2006 (see Note 2 of Notes to Condensed Consolidated Financial Statements):
Primary Offering	8,050,400				8,050,400
Secondary Offering	6,000,000		(6,000,000)

Balance, December 31, 2006	51,554,068	47.9%	56,098,448	52.1%	107,652,516
Activity January 1, 2007 to September 30, 2007:
Repurchase of common membership interests from LAZ-MD Holdings			(583,899)		(583,899)
Exchanges of membership interests for Class A common stock	191,757		(191,757)

Balance, September 30, 2007	51,745,825	48.3%	55,322,792	51.7%	107,068,617

Minority interest also includes minority interests in various LAM-related general partnership interests that the Company controls but does not wholly own, as well as minority interests in LAM. As a result of consolidating these companies, the Company recognizes the portion of income not associated with the Company’s ownership as minority interest.

6.	BUSINESS ACQUISITIONS AND JOINT VENTURE INVESTMENT

On August 13, 2007, Lazard Group acquired all of the outstanding ownership interests of Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies. On July 31, 2007, Lazard Ltd acquired all of the outstanding shares of Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”), an Australia-based investment advisory firm and concurrently contributed such investment to Lazard Group. These purchases were affected though an exchange of a combination of cash, Class A common stock, and by Lazard Ltd issuing 36,607 shares of non-participating convertible Series A preferred stock and 277 shares of non-participating convertible Series B preferred stock (the “Series A preferred stock” and “Series B preferred stock”, respectively, which are each convertible into Class A common stock). The total number of Class A common shares to be issued in connection with the acquisitions will depend, in part, upon the future performance of each of GAHL and CWC. See Note 10 of Notes to the Condensed Consolidated Financial Statements for additional information regarding the Series A preferred stock and Series B preferred stock.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The aggregate non-contingent consideration relating to the GAHL and the CWC acquisitions (before transaction costs) consists of approximately $154,400 of cash and approximately $46,700 of stock. At September 30, 2007, 815,558 shares of Class A common stock are issuable on a non-contingent basis. Additionally, at September 30, 2007, 9,724 shares of Series A preferred stock and 277 shares of Series B preferred stock are convertible into Class A common shares on a non-contingent basis, with the number of Class A common shares dependant, in part, upon future prices of the Class A common stock. At September 30, 2007, 1,329,987 shares of Class A common stock were contingently issuable and 26,883 shares of Series A preferred stock were contingently convertible into shares of Class A common stock, in each case dependant upon the future performance of each of GAHL and CWC, respectively.

The Class A common stock for the GAHL and CWC acquisitions is issuable over multi-year periods.

We account for business acquisitions using the purchase method of accounting, whereby the results of the acquired businesses are included in our consolidated financial results from the effective date of the respective acquisitions. As a result of the GAHL and CWC acquisitions, we recorded net tangible assets, identifiable intangible assets and goodwill of approximately $22,600, $31,000 and $153,500, respectively. Goodwill pertaining to these acquisitions is deductible for income tax purposes. As of September 30, 2007, the purchase price allocation is preliminary, and is therefore subject to final adjustment. A substantial portion of any contingent consideration will represent goodwill, and will be recognized in the period the contingencies have been satisfied. At September 30, 2007, the weighted average amortization period of identifiable intangible assets recorded is approximately 3.3 years. The operating results related to the acquisitions described above will primarily be included in the Company’s Financial Advisory segment.

On May 22, 2007, Lazard Group entered into a Shareholders Agreement to acquire 50% of Merchant Bankers Asociados (“MBA”) (the parent company of MBA Banco de Inversiones), an Argentina-based financial advisory services firm with offices across Central and South America. The purchase of the 50% interest in MBA (the “MBA joint venture”) is subject to approval by the applicable regulatory authorities. As of October 31, 2007, approval of this transaction is still pending. Upon such approval, we will account for the investment in the MBA joint venture using the equity method of accounting.

7.	TERMINATION OF STRATEGIC ALLIANCE IN ITALY

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

On June 29, 2007, Lazard Group redeemed both the $96,000 Senior Promissory Note and the $50,000 Subordinated Promissory Note.

8.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of September 30, 2007 and December 31, 2006:

	Principal Amount	Maturity Date		Annual Interest Rate	Outstanding As Of
					September 30, 2007	December 31, 2006
Lazard Group Senior Notes(a)	$550,000	2015		7.125%	$550,000	$550,000
Lazard Group Senior Note	96,000	—	(b)	4.25%	—	96,000
Lazard Group Notes issued in connection with the ESUs(a)	437,500	2008-2035	(c)	6.12%	437,500	437,500
Lazard Group Senior Notes(d)	600,000	2017		6.85%	600,000	—
Other		2007-2008		Various	5,351	3,557

Total					$1,592,851	$1,087,057

(a)	See Note 2 of Notes to Condensed Consolidated Financial Statements.
(b)	Redeemed in June, 2007 (see Note 7 of Notes to Condensed Consolidated Financial Statements).
(c)	Maturity date can vary based on a remarketing of the Lazard Group Notes, and will mature (i) in the event of a successful remarketing, on any date no earlier than May 15, 2010 and no later than May 15, 2035, as we may elect, (ii) in the event of a failed remarketing, on May 15, 2008 and (iii) otherwise on May 15, 2035.
(d)

On June 21, 2007, Lazard Group completed a private placement of $600,000 aggregate principal amount of 6.85% senior notes due June 15, 2017. Interest on the notes is payable on June 15 and December 15 of each year, beginning on December 15, 2007. Lazard Group also entered into a registration rights agreement with

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

the initial purchasers of the notes pursuant to which Lazard Group has agreed, among other things, to file with the SEC an exchange offer registration statement enabling holders to exchange their notes (the “old notes”) for substantially identical notes registered under the Securities Act of 1933, as amended (the “exchange notes”). In connection therewith, Lazard Group filed a registration statement on Form S-4 on July 3, 2007 that was declared effective by the SEC on July 19, 2007, and Lazard Group commenced an exchange offer (the “exchange offer”) on that date to exchange an aggregate principal amount of up to $600,000 of the notes for an equal aggregate principal amount of the exchange notes. The exchange offer expired on August 16, 2007. On August 16, 2007, Lazard Group closed the exchange offer, at which time it exchanged $599,300 in aggregate principal amount of its old notes (approximately 99.9% of the aggregate principal amount of old notes outstanding) for $599,300 in aggregate principal amount of its exchange notes. The exchange notes are substantially identical to the old notes, except that the exchange notes have been registered under the Securities Act of 1933, as amended; and, as a result, the transfer restrictions applicable to the old notes do not apply to the exchange notes.

As of September 30, 2007 and December 31, 2006, there were no amounts outstanding under the Credit Facility. The Credit Facility bears interest at either a Eurodollar or Federal Funds rate, plus an applicable margin, which varies from 125 to 200 basis points, depending on Lazard Group’s rating as determined by designated credit rating agencies. The Credit Facility contains affirmative and negative covenants. Such covenants include, among other things, limitations on the ability of Lazard Group to incur debt, grant liens, pay dividends, enter into mergers or to sell all or substantially all of its assets, as well as financial maintenance covenants.

The indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions.

Subordinated Debt—Subordinated debt at September 30, 2007 and December 31, 2006 amounted to $150,000 and $200,000, respectively, and consists of amounts associated with the termination of the strategic alliance transaction in Italy (see Note 7 of Notes to Condensed Consolidated Financial Statements).

As of September 30, 2007, the Company is in compliance with all obligations under its various senior and subordinated borrowing arrangements.

9.	COMMITMENTS AND CONTINGENCIES

Leases—Lazard has various leases and other contractual commitments arising in the ordinary course of business. In the opinion of management, the fulfillment of such commitments in accordance with their terms will not have a material adverse effect on Lazard’s consolidated financial position, results of operations or cash flows.

With respect to abandoned leased facilities in the U.K., at September 30, 2007 and December 31, 2006, the Company has recognized liabilities of $28,374 and $31,910, respectively, exclusive of the indemnification described below, which are included in “other liabilities” on the condensed consolidated statements of financial condition. Payments toward the liabilities continue through the remaining term of the leases. Such liabilities are based on the discounted future commitment, net of expected sublease income, and includes a charge of $4,034 recorded in the nine month period ended September 30, 2007 based on management’s current estimate of costs for the abandoned leased facilities. No such charge was recorded in the three month periods ended September 30, 2007 and 2006 and for the nine month period ended September 30, 2006.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Under the master separation agreement and a related lease indemnity agreement, dated as of May 10, 2005, LFCM Holdings is obligated to indemnify Lazard Group for certain liabilities relating to abandoned leased space in the U.K. During the fourth quarter of 2005, Lazard Group entered into an agreement with LFCM Holdings which provided for LFCM Holdings to pay to Lazard Group $25,000 in full satisfaction of its indemnification obligations with respect to the abandoned leased space. The net present value of the balance due at September 30, 2007 and December 31, 2006 of $8,589 and $9,989, respectively, after giving effect to payments received through the respective dates, is included in “receivables - related parties” on the condensed consolidated statements of financial condition (see Note 14 of Notes to Condensed Consolidated Financial Statements). The balance is due based on a schedule of periodic payments through May 10, 2010.

Guarantees—On March 12, 2007, Lazard entered into an agreement to guarantee to a foreign tax jurisdiction the deferred payment of certain income tax obligations and potential tax penalties of certain managing directors of Lazard Group, which, as of September 30, 2007, aggregate approximately $24,300. These managing directors have pledged their interests in LAZ-MD Holdings (which are exchangeable into shares of Class A common stock) to collateralize such guarantee, with the value of such collateral exceeding the guarantee provided by Lazard.

As of September 30, 2007, CWC had guarantees of $41,307 on behalf of a consortium of investors in support of margin loans secured against the consortium’s underlying equity investment. As of September 30, 2007, such investment had a market value of approximately $93,400. Subsequent to September 30, 2007, such guarantees have been reduced to $4,692.

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

Private equity commitment—In the third quarter of 2007, the Company made a capital commitment through 2017 of approximately $43,000 to a mezzanine fund. As of September 30, 2007, the Company had invested approximately $17,000 relating to such commitment, which is recorded as a private equity investment in “long-term investments” on the condensed consolidated statement of financial condition (see Note 4 of Notes to Condensed Consolidated Financial Statements).

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

10.	STOCKHOLDERS’ DEFICIENCY

At September 30, 2007 and 2006, Lazard Group common membership interests held by subsidiaries of Lazard Ltd amounted to 48.3% and 37.7%, respectively, and by LAZ-MD Holdings amounted to 51.7% and 62.3%, respectively. Pursuant to provisions of its Operating Agreement, Lazard Group distributions in respect of its common membership interests are allocated to the holders of such interests on a pro rata basis. Such distributions represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and the members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. During the nine month periods ended September 30, 2007 and 2006, Lazard Group distributed $15,077 and $16,768, respectively, to LAZ-MD Holdings and $13,812 and $10,115, respectively, to the subsidiaries of Lazard Ltd, which latter amounts were used by Lazard Ltd to pay dividends to third party stockholders of its Class A common stock. In addition, during the nine month periods ended September 30, 2007 and 2006, Lazard Group made tax distributions of $103,839 and $34,108, respectively, including $57,197 and $21,268, respectively, paid to LAZ-MD Holdings and $46,642 and $12,840, respectively, paid to subsidiaries of Lazard Ltd.

On October 30, 2007, the Board of Directors of Lazard Ltd declared a quarterly dividend of $0.09 per share on its Class A common stock, totaling $4,657, payable on November 30, 2007 to stockholders of record on November 9, 2007.

A description of Lazard Ltd’s 2005 Equity Incentive Plan (the “Equity Incentive Plan”), and activity with respect thereto during the nine month periods ended September 30, 2007 and 2006, is presented below.

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

Restricted Stock Unit Grants (“RSUs”)

RSUs require future service as a condition for the delivery of the underlying shares of Class A common stock and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. The fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods as required under SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), and, for purposes of calculating diluted net income per share, are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method. Expense relating to RSUs is charged to “compensation and benefits” expense within the condensed consolidated statements of income, and amounted to $27,032 and $75,025 for the three month and nine month periods ended September 30, 2007, respectively, and $6,309 and $15,544 for the three month and nine month periods ended September 30, 2006, respectively. RSUs issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the nine month periods ended September 30, 2007 and 2006, such dividend participation rights required the issuance of 41,595 and 19,034 RSUs, respectively, and resulted in a charge to “retained earnings” and a credit to “additional paid-in-capital,” net of estimated forfeitures, of $1,929 and $726, respectively.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Deferred Stock Unit Grants (“DSUs”)

Non-executive members of the Board of Directors receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which amounted to 12,459 and 12,321 DSUs granted in the nine month periods ended September 30, 2007 and 2006, respectively. Their remaining compensation is payable in cash. DSUs are convertible into Class A common stock at the time of cessation of service to the Board. The DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock. DSU awards are expensed at their fair value on their date of grant, which, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan described below, totaled $38 and $783 during the three month and nine month periods ended September 30, 2007, respectively, and $17 and $520 during the three month and nine month periods ended September 30, 2006, respectively.

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the Equity Incentive Plan in lieu of some or all of their cash fees. The number of DSUs that will be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. During the nine month period ended September 30, 2007, 2,288 DSUs were granted pursuant to the Directors’ Fee Deferral Unit Plan. As of September 30, 2006, 414 DSUs had been granted pursuant to such Plan.

The following is a summary of activity relating to RSUs and DSUs during the nine month periods ended September 30, 2006 and 2007:

	RSUs		DSUs
	Units	Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value

Balance, January 1, 2006	1,033,733	$23.87	9,968	$25.33
Granted (including 19,034 RSU units relating to dividend participation)	3,038,483	$34.73	12,735	$40.82
Forfeited	(132,828)	$34.23
Converted			(3,668)	$26.89

Balance, September 30, 2006	3,939,388	$31.90	19,035	$35.40

	RSUs		DSUs
	Units	Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value

Balance, January 1, 2007	4,009,382	$32.13	19,690	$35.71
Granted (including 41,595 RSUs relating to dividend participation)	5,621,605	$49.49	14,747	$53.10
Forfeited	(255,614)	$40.01
Converted	(1,195)	$37.80

Balance, September 30, 2007	9,374,178	$42.33	34,437	$43.16

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

As of September 30, 2007, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $245,207, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.6 years subsequent to September 30, 2007. The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

Share Repurchase Program

On February 7, 2006, the Board of Directors of Lazard Ltd authorized the repurchase of up to $100,000 in aggregate cost of its Class A common stock and Lazard Group common membership interests. On August 9, 2007, the Board of Directors increased this repurchase authorization by an additional $100,000. The Company’s intention is that the share repurchase program, with respect to the Class A common stock, will be used primarily to offset shares to be issued under the Equity Incentive Plan. Purchases may be made in the open market or through privately negotiated transactions through 2008.

During the nine month period ended September 30, 2007 and the year ended December 31, 2006, Lazard Group purchased 1,678,600 shares and 115,000 shares, respectively, of Class A common stock in the open market for an aggregate cost of $68,052 and $4,179, respectively (at average purchase prices of $40.54 per share and $36.34 per share, respectively). As a result of Lazard Group’s delivery of 742 shares for the settlement of vested RSUs during the nine month period ended September 30, 2007, there were 1,792,858 shares of Class A common stock held by Lazard Group at September 30, 2007. Such Class A common shares are reported, at cost, as “Class A common stock held by a subsidiary” on the condensed consolidated statements of financial condition. Furthermore, pursuant to the share repurchase program, through September 30, 2007 Lazard Group purchased 583,899 common membership interests (which were exchangeable at future dates for shares of Class A common stock) from LAZ-MD Holdings in privately negotiated transactions with an aggregate cost of $21,840.

As of September 30, 2007, $105,929 remained available under the stock repurchase program.

Preferred Stock

Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A preferred stock and Series B preferred stock. As of September 30, 2007, 36,607 shares of Series A preferred stock and 277 shares of Series B preferred stock have been issued and are outstanding. Such shares were issued in connection with the acquisition of CWC as described in Note 6 of Notes to the Condensed Consolidated Financial Statements. These preferred securities have no voting or dividend rights.

The 277 shares of the Series B preferred stock and 9,724 shares of the Series A preferred stock outstanding at September 30, 2007 are convertible into shares of Class A common stock. The remaining 26,883 shares of the Series A preferred stock outstanding at September 30, 2007 may be convertible into shares of Class A common stock upon completion or satisfaction of specified obligations in the CWC acquisition agreement.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The initial conversion rate, at the time of the acquisition was 100 shares of Class A common stock to one share of Series A or Series B preferred stock, with the ultimate conversion rate dependent on certain variables, including the value of the Class A common stock, as defined, and the currency exchange rate on the date of conversion.

The Series A preferred stock and Series B preferred stock have been issued pursuant to Section 4(2) of the Securities Act of 1933 and Regulation S thereunder.

11.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

The Company’s basic and diluted net income per share calculations for the three month and nine month periods ended September 30, 2007 and 2006 are computed as described below.

Basic Net Income Per Share

Numerator—utilizes net income for the three month and nine month periods ended September 30, 2007 and 2006, plus adjustments to net income for the three month and nine month periods ended September 30, 2007 associated with the inclusion of shares of Class A common stock issuable in connection with a business acquisition described in Note 6 of Notes to Condensed Consolidated Financial Statements.

Denominator—utilizes the weighted average number of shares of Class A common stock outstanding for the three month and nine month periods ended September 30, 2007 and 2006, plus adjustments to the weighted average number of shares of Class A common stock outstanding for the three month and nine month periods ended September 30, 2007 associated with shares of Class A common stock issuable in connection with a business acquisition.

Diluted Net Income Per Share

Numerator—utilizes net income for the three month and nine month periods ended September 30, 2007 and 2006 as in the basic net income per share calculation described above, plus, to the extent applicable and dilutive, (i) interest expense on convertible debt, (ii) changes in minority interest in net income resulting from assumed share issuances in connection with DSUs, RSUs, ESUs, convertible debt, convertible preferred stock and, on an as-if-exchanged basis, amounts applicable to LAZ-MD Holdings exchangeable interests, and (iii) income tax related to (i) and (ii) herein.

Denominator—utilizes the weighted average number of shares of Class A common stock outstanding for the three month and nine month periods ended September 30, 2007 and 2006 as in the basic net income per share calculation described above, plus, to the extent applicable and dilutive,(i) the incremental number of shares of Class A common stock to settle DSU and RSU awards and ESUs, as calculated using the treasury stock method, (ii) convertible debt and convertible preferred stock, as calculated using the “if converted” method and (iii) LAZ-MD Holdings exchangeable interests, on an as-if-exchanged basis.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The calculations of the Company’s basic and diluted net income per share and weighted average shares outstanding for the three month and nine month periods ended September 30, 2007 and 2006 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic Net Income Per Share of Class A Common Stock
Numerator:
Net income	$40,267	$13,158	$95,917	$56,389
Add - adjustment associated with Class A common stock issuable on a non-contingent basis	173		173

Net income - basic	$40,440	$13,158	$96,090	$56,389

Denominator:
Weighted average number of shares of Class A common stock outstanding	50,652,935	37,388,185	51,177,043	37,457,275
Add - adjustment for shares of Class A common stock issuable on a non-contingent basis	425,509		141,836

Weighted average number of shares of Class A common stock outstanding - basic	51,078,444	37,388,185	51,318,879	37,457,275

Basic net income per share of Class A common stock	$0.79	$0.35	$1.87	$1.51

Diluted Net Income Per Share of Class A Common Stock
Numerator:
Net income - basic, as above	$40,440	$13,158	$96,090	$56,389
Add (deduct) - dilutive effect of:
Adjustments to income relating to interest expense on convertible debt and changes in minority interest in net income resulting from assumed share issuances in connection with DSUs, RSUs, ESUs, convertible debt, convertible preferred stock and LAZ-MD Holdings exchangeable interests, net of tax	44,002	880	10,392	3,938

Net income - diluted	$84,442	$14,038	$106,482	$60,327

Denominator:
Weighted average number of shares of Class A common stock outstanding - basic, as above	51,078,444	37,388,185	51,318,879	37,457,275
Add - dilutive effect of:
Weighted average number of incremental shares issuable from DSUs, RSUs, ESUs, convertible debt, convertible preferred stock and LAZ-MD Holdings exchangeable interests	65,266,212	4,189,430	10,560,148	4,289,793

Weighted average number of shares of Class A common stock outstanding - diluted	116,344,656	41,577,615	61,879,027	41,747,068

Net income per share of Class A common stock - diluted	$0.73	$0.34	$1.72	$1.45

During the three month period ended September 30, 2006 and the nine month periods ended September 30, 2007 and 2006, the LAZ-MD Holdings exchangeable interests (which, as of September 30, 2007 and 2006, represented the right to receive 55,322,792 and 62,098,448 shares, respectively, of Class A common stock upon exchange) were antidilutive (and consequently the effect of their conversion into shares of Class A common stock has been excluded from the calculation of diluted net income per share). During the three month period ended September 30, 2007 the LAZ-MD Holdings exchangeable interests were dilutive.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Prior to the issuance of the Class A common stock upon settlement of the purchase contracts, the ESUs are reflected in the Company’s diluted net income per share using the treasury stock method. Under the treasury stock method, as defined by SFAS No. 128, “Earning Per Share”, the number of shares of common stock included in the calculation of diluted net income per share is the excess, if any, of the number of shares expected to be issued upon settlement of the purchase contracts, less the number of shares that could be purchased by the Company with the proceeds to be received upon settlement at the average closing market price during the reporting period. The number of shares of common stock Lazard Ltd will issue upon settlement of the forward purchase contract component of the ESUs is not fixed, but instead is dependent on the closing price per share of its Class A common stock for each of the 20 trading days beginning on April 15, 2008. Because the settlement terms of the purchase contracts vary, the number of shares to be issued depends on whether the closing price of the stock for the last 20 trading days in the reporting period is less than or equal to $25 per share, greater than $25 per share and less than $30 per share or greater than or equal to $30 per share. Dilution of net income per share will occur (i) in reporting periods when the average closing price of Class A common stock is over $30 per share and (ii) in reporting periods when the average closing price of Class A common stock for a reporting period is greater than $25 and is greater than the average market price for the last 20 days of such reporting period. During the three month and nine month periods ended September 30, 2007 and 2006, the ESUs were dilutive.

12.	EMPLOYEE BENEFIT PLANS

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), which the Company adopted as of December 31, 2006. In accordance with SFAS 158, at December 31, 2006 the Company recognized, in its consolidated statement of financial condition, the funded status of its defined benefit pension and other post-retirement benefit plans, measured as the difference between the fair value of the plan assets and the corresponding benefit obligations. Additionally, pursuant to SFAS 158, the Company is required to recognize changes in the funded status of its defined benefit pension plans and other post-retirement benefit plans in accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as a component of net periodic benefit cost (credit).

LFNY Defined Benefit Pension Plan and Post-Retirement Medical Plan Settlement Transactions—During the three month and nine month periods ended September 30, 2006, the Company recognized settlement losses of $135 and $1,038, respectively, attributable to settlements with pension plan participants who elected lump sum payments upon their retirement or discontinuation of service to the Company. Additionally, during the nine month period ended September 30, 2006, the Company recognized a settlement loss of $303 as a result of the settlement of post-retirement medical plan obligations associated with employees in the separated businesses. The losses described herein were included in “compensation and benefits” expense on the condensed consolidated statements of income.

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

Termination of LCH’s Post-Retirement Medical Plan—In April 2004, LCH announced a plan to terminate its post-retirement medical plan. As a result of such action, benefits available to eligible active employees and retirees ceased on February 28, 2007. In accordance with SFAS No. 106, “Employers’ Accounting for Post-Retirement Benefits Other Than Pensions,” the Company recognized the effect of such termination as a reduction of employee compensation and benefits expense over the period ended February, 2007. “Compensation and benefits” expense on the condensed consolidated statements of income was reduced for the related effect of such termination by $96 and $1,683 for the three month and nine month periods ended September 30, 2007, respectively, and by $2,279 and $6,635 for the three month and nine month periods ended September 30, 2006, respectively.

Employer Contributions to Pension Plans—The Company contributed approximately $16,000 (8.2 million British pounds) in the nine month period ended September 30, 2007 in full satisfaction of its obligation to fund LCH’s pension plans for the year ended December 31, 2007. No other contributions to defined benefit plans were made by the Company during the nine month period ended September 30, 2007.

Defined Contribution Plans—LFNY and LCH also contribute to employer sponsored defined contribution plans. Contributions to these plans amounted to $2,120 and $7,333 for the three month and nine month periods ended September 30, 2007, respectively, and $1,664 and $5,757 for the three month and nine month periods ended September 30, 2006, respectively, which are included in “compensation and benefits” expense on the condensed consolidated statements of income.

The following tables summarize the components of benefit costs (credits) for the three month and nine month periods ended September 30, 2007 and 2006:

	Pension Plans		Pension Plan Supplement		Post-Retirement Medical Plans
	For The Three Months Ended September 30,
	2007	2006	2007	2006	2007	2006
Components of Net Periodic Benefit Cost (Credit):
Service cost		$25			$ 41	$35
Interest cost	$6,684	6,293	$14	$15	108	109
Expected return on plan assets	(8,204)	(7,342)
Amortization of:
Prior service credit					(345)	(363)
Net actuarial loss	95	427			146	80

Net periodic benefit cost (credit)	(1,425)	(597)	14	15	(50)	(139)
Settlements (curtailments)		135			(96)	(2,279)

Total benefit cost (credit)	$(1,425)	$(462)	$14	$15	$ (146)	$(2,418)

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	Pension Plans		Pension Plan Supplement		Post-Retirement Medical Plans
	For The Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006
Components of Net Periodic Benefit Cost (Credit):
Service cost		$1,575			$124	$99
Interest cost	$20,385	18,408	$43	$47	326	307
Expected return on plan assets	(25,014)	(21,537)
Amortization of:
Prior service credit					(1,036)	(1,019)
Net actuarial loss	284	1,341			438	240

Net periodic benefit cost (credit)	(4,345)	(213)	43	47	(148)	(373)
Settlements (curtailments)		1,045		(7)	(1,683)	(6,332)

Total benefit cost (credit)	$(4,345)	$832	$43	$40	$(1,831)	$(6,705)

13.	INCOME TAXES

The Company’s provision for income taxes for the three month and nine month periods ended September 30, 2007 and for the three month and nine month periods ended September 30, 2006 was $28,284, $65,658, $10,153 and $44,827, respectively, representing effective tax rates on operating income of 23.9%, 23.0%, 20.6% and 21.1%, respectively. Such effective tax rates are blended rates comprised of (i) an estimated 28.0% effective rate in each period applicable to Lazard Ltd’s ownership interest in Lazard Group’s operating income (less its applicable share of LAM general partnership related revenues) and (ii) Lazard Group’s estimated effective tax rates for the three month and nine month periods ended September 30, 2007 and for the three month and nine month periods ended September 30, 2006 of 20.6%, 19.0%, 16.4% and 17.3%, respectively, applicable to the ownership interest in Lazard Group not held by Lazard Ltd.

With respect to Lazard Ltd’s ownership interest in Lazard Group, the difference between the U.S. federal statutory rate of 35% and the estimated effective tax rate of 28.0% for the three month and nine month periods ended September 30, 2007 and 2006, principally relates to foreign source income not subject to U.S. income taxes and the amortization associated with the tax basis step-up resulting from the separation and recapitalization, partially offset by U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate.

With respect to the ownership interests in Lazard Group not held by Lazard Ltd, while a portion of Lazard Group’s income is subject to U.S. federal income taxes, the principal difference between the U.S. federal statutory tax rate of 35% and Lazard Group’s estimated effective tax rates of 20.6%, 19.0%, 16.4% and 17.3% for the three month and nine month periods ended September 30, 2007 and for the three month and nine month periods ended September 30, 2006, respectively, is due to Lazard Group primarily operating in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income pertaining to the limited liability company is not subject to U.S. federal income taxes because taxes associated with such income represent obligations of the individual partners. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes. Additionally, Lazard Group is subject to Unincorporated Business Tax (“UBT”) attributable to Lazard Group’s operations apportioned to New York City, which are incremental to the U.S. federal statutory tax rate.

The cumulative effect of the Company’s adoption of FIN 48 was a charge of $13,221 to the January 1, 2007 retained earnings balance. As of the adoption date, the Company had gross unrecognized tax benefits of $37,520,

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

including $5,132 related to interest and penalties, of which $27,352, if recognized, would favorably affect the effective tax rate. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. With few exceptions, the Company is no longer subject to income tax examination by foreign tax authorities for years prior to 2002 and by U.S. federal, state and local tax authorities for years prior to 2003. While we are under examination in various tax jurisdictions with respect to certain open years, the Company believes that the result of any final determination related to these examinations is not expected to have a material impact on its financial statements. Developments with respect to such examinations are monitored each period and adjustments to tax liabilities are made as appropriate.

Tax Receivable Agreement

The redemption of historical partner interests in connection with the separation and recapitalization has resulted, and the exchanges of LAZ-MD Holdings exchangeable interests for shares of Class A common stock may result, in increases in the tax basis of the tangible and/or intangible assets of Lazard Group. The tax receivable agreement, dated as of May 10, 2005, with LFCM Holdings requires the Company to pay LFCM Holdings 85% of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of the above-mentioned increases in tax basis. The Company calculates this provision annually and includes such amounts in operating expenses on its consolidated statement of income once the results of operations for the full year are known. As a result, there is no provision for such payments in the three month and nine month periods ended September 30, 2007 and 2006. If any provision is required pursuant to the tax receivable agreement, such amount would be fully offset by a reduction in the Company’s income tax expense.

14.	RELATED PARTIES

Amounts receivable from, and payable to, related parties as of September 30, 2007 and December 31, 2006 are set forth below:

	September 30, 2007	December 31, 2006
Receivables
LFCM Holdings	$24,774	$18,493
LAZ-MD Holdings		50

Total	$24,774	$18,543

Payables
LFCM Holdings	$9,432	$9,794

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

For the three month and nine month periods ended September 30, 2007, amounts recorded by Lazard Group relating to administrative and support services amounted to $920 and $2,711, respectively, and referral fees for underwriting and private placement transactions amounted to $4,475 and $18,890, respectively. For the three month and nine month periods ended September 30, 2006, amounts recorded by Lazard Group relating to administrative and support services amounted to $1,940 and $3,997, respectively, and referral fees for underwriting transactions amounted to $1,044 and $3,297, respectively. Such amounts are reported as reductions to operating expenses and as other revenue, respectively.

In connection with the separation, Lazard Group transferred to LFCM Holdings its ownership interest in Panmure Gordon & Co. plc (“PG&C”). Lazard Group and LFCM Holdings agreed to share any net cash proceeds, derived prior to May 2013, from any subsequent sale by LFCM Holdings of the shares it owns in

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

PG&C. As a result of LFCM Holdings selling a portion of its interest in PG&C in June, 2007, the Company recorded a gain of $9,296, which is included in “revenue—other” on the unaudited condensed consolidated statements of income for the nine month period ended September 30, 2007. Such amount is included in the receivable from LFCM Holdings as of September 30, 2007. The above-mentioned transaction resulted in a $4,025 increase in operating income for the nine month period ended September 30, 2007.

The remaining receivables from LFCM Holdings and its subsidiaries as of September 30, 2007 and December 31, 2006 primarily include $8,589 and $9,989, respectively, related to the lease indemnity agreement, $1,360 and $3,061, respectively, related to administrative and support services and reimbursement of expenses incurred on behalf of LFCM Holdings and $4,796 and $4,091, respectively, related to referral fees for underwriting transactions. Payables to LFCM Holdings and its subsidiaries at September 30, 2007 and December 31, 2006 principally relates to obligations pursuant to the tax receivable agreement described in Note 13 of Notes to Condensed Consolidated Financial Statements.

LAZ-MD Holdings

LAZ-MD Holdings held approximately 51.7% and 52.1% of the common membership interest in Lazard Group as of September 30, 2007 and December 31, 2006, respectively, and Lazard Ltd held the remaining 48.3% and 47.9% of the common membership interest as of such respective dates. Additionally, LAZ-MD Holdings is the sole owner of the one issued and outstanding share of Class B common stock (“the Class B common stock”) of Lazard Ltd as of both dates. As of September 30, 2007 and December 31, 2006, the Class B common stock provides LAZ-MD Holdings with approximately 51.7% and 52.1%, respectively, of the voting power but no economic rights in Lazard Ltd. Subject to certain limitations, LAZ-MD Holdings exchangeable interests are exchangeable for Class A common stock. However, the Class B common stock will represent no less than 50.1% of the voting power until December 31, 2007.

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the three month and nine month periods ended September 30, 2007 such charges amounted to $50 and $150, respectively. For the three month and nine month periods ended September 30, 2006 such charges amounted to $50 and $150, respectively.

15.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded on LFNY’s statement of financial condition, or $5, whichever is greater. At September 30, 2007, LFNY’s regulatory net capital was $202,185 which exceeded the minimum requirement by $196,173.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. subsidiaries”) are regulated by the Financial Services Authority. At September 30, 2007, the aggregate regulatory net capital of the U.K. Subsidiaries was $241,673, which exceeded the minimum requirement by $188,138.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

CFLF, through which non-corporate finance advisory activities are carried out in France, is subject to regulation by the Commission Bancaire and the Comité des Etablissements de Crédit et des Entreprises d’Investissement for its banking activities, conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management) and Fonds Partenaires Gestion (private equity), are subject to regulation and supervision by the Autorité des Marchés Financiers. At September 30, 2007, the consolidated regulatory net capital of CFLF was $182,692, which exceeded the minimum requirement set for regulatory capital levels by $78,902.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At September 30, 2007, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $62,529, which exceeded the minimum required capital by $44,706.

At September 30, 2007, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

16.	SEGMENT OPERATING RESULTS

The Company’s reportable segments offer different products and services and are managed separately as different levels and types of expertise are required to effectively manage the segments’ transactions. Each segment is reviewed to determine the allocation of resources and to assess its performance. The Company’s principal operating activities are included in two business segments: Financial Advisory which includes providing advice on mergers and acquisitions, restructurings, capital raising and similar transactions, and Asset Management which includes the management of equity and fixed income securities and alternative investment and private equity funds. In addition, the Company records selected other activities in its Corporate segment, including management of cash, certain investments and the commercial banking activities of LFB. The Company also allocates outstanding indebtedness to its Corporate segment.

The Company’s segment information for the three month and nine month periods ended September 30, 2007 and 2006 is prepared using the following methodology:

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

Each segment’s operating expenses include (i) compensation and benefits expense incurred directly in support of the businesses and (ii) other operating expenses, which include directly incurred expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and indirect support costs (including compensation and other operating

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities.

Management evaluates segment results based on net revenue and operating income and believes that the following information provides a reasonable representation of each segment’s contribution to operations with respect to net revenue, operating income and total assets:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2007	2006	2007	2006
Financial Advisory	Net Revenue	$379,772	$187,050	$847,315	$671,245
	Operating Expenses	279,728	142,696	644,290	498,619

	Operating Income	$100,044	$44,354	$203,025	$172,626

Asset Management	Net Revenue	$179,941	$125,388	$493,715	$376,792
	Operating Expenses	135,411	103,080	368,444	294,512

	Operating Income	$44,530	$22,308	$125,271	$82,280

Corporate	Net Revenue	$(17,665)	$(14,926)	$(8,424)	$(27,359)
	Operating Expenses	8,323	2,543	33,855	15,545

	Operating Income (Loss)	$(25,988)	$(17,469)	$(42,279)	$(42,904)

Total	Net Revenue	$542,048	$297,512	$1,332,606	$1,020,678
	Operating Expenses	423,462	248,319	1,046,589	808,676

	Operating Income	$118,586	$49,193	$286,017	$212,002

	As of
	September 30, 2007	December 31, 2006
Total Assets:
Financial Advisory	$624,740	$452,627
Asset Management	528,063	418,538
Corporate	2,361,391	2,337,500

Total	$3,514,194	$3,208,665

17.	SUBSEQUENT EVENT

On October 11, 2007, Sapphire Industrials Corp. (“Sapphire”), a newly-organized special purpose acquisition company formed by Lazard Funding, filed a registration statement on Form S-1 with the SEC to raise $500,000 (the “IPO”), through the sale of 50 million units at an expected offering price of $10 per unit. Sapphire also granted the underwriter a 30-day option to purchase up to an additional 7,500,000 units to cover over-allotments, if any. Each unit consists of one share of Sapphire common stock and one warrant, with such warrant entitling the holder to purchase one share of Sapphire common stock for $7.50.

Sapphire was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses (collectively referred to as the “initial business combination”).

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

In connection with the formation of Sapphire, on October 2, 2007 Lazard Funding purchased from Sapphire 10,884,750 units at a total cost of approximately $109. In addition, assuming the IPO is consummated, (i) Sapphire has asked the underwriter to reserve 5,000,000 units in the IPO for sale to Lazard at a purchase price equal to the expected public offering price of $10 per unit (for an aggregate purchase price of $50,000); (ii) Lazard has committed to purchase an aggregate of 10,000,000 warrants from Sapphire at a price of $1.00 per warrant (for a total purchase price of $10,000); and (iii) Lazard will enter into an agreement with the underwriter to purchase, subsequent to the IPO and prior to the closing of the initial business combination, an additional $40,000 of Sapphire common shares in open market purchases (and/or newly-issued units purchased directly from Sapphire at the expected offering price of $10 per unit).

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

Business Summary

The Company’s principal sources of revenue are derived from activities in the following business segments:

•	Financial Advisory, which includes providing advice on mergers and acquisitions (“M&A”), restructurings, capital raising and other transactions, and

•	Asset Management which includes the management of equity and fixed income securities and alternative investment and private equity funds.

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

For the three month and nine month periods ended September 30, 2007 and 2006 the Company’s consolidated net revenue was derived from the following business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Financial Advisory	70%	63%	64%	66%
Asset Management	33	42	37	37
Corporate	(3)	(5)	(1)	(3)

Total	100%	100%	100%	100%

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

Financial Advisory

Global M&A activity for the three month and nine month periods ended September 30, 2007 increased versus the corresponding prior year periods for both global and trans-atlantic completed transactions and announced transactions, as evidenced by the following industry statistics regarding the volume of transactions:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Incr /(Decr)	2007	2006	% Incr/(Decr)
	($ in billions)
Completed M&A Transactions:
Global	$745	$675	10%	$2,513	$2,016	25%
Trans-Atlantic	73	50	46%	195	146	34%

Announced M&A Transactions:
Global	879	667	32%	3,312	2,398	38%
Trans-Atlantic	63	47	34%	257	174	48%

Source:	Thomson Financial as of October 15, 2007

While overall M&A industry statistics regarding the volume of announced transactions remained strong in the third quarter of 2007, the number and size of announced transactions began to slow down toward the end of the quarter. According to global industry statistics, there was a reduction in the number of billion dollar deals, with such deals taking longer to close than in the first half of 2007 which was attributable, in part, to less favorable financing conditions in the third quarter of 2007.

Activity in financial restructuring during the nine month period ended September 30, 2007 continued at low levels, with the amount of corporate debt defaults, according to Moody’s Investors Service, Inc, at $4.4 billion slightly higher than the $4.2 billion recorded for the corresponding period in 2006.

Asset Management

As shown in the table below, global market indices at September 30, 2007 increased as compared to such indices at December 31, 2006, and increased more significantly as compared to September 30, 2006.

	Percentage Change September 30, 2007 vs.
	December 31, 2006	September 30, 2006
MSCI World Index	10%	24%
CAC 40	3	15
DAX	19	38
FTSE 100	4	11
Dow Jones Industrial Average	12	25
NASDAQ	12	24
S&P 500	8	20

Lazard’s market-related changes in its AUM during the nine month and twelve month periods ended September 30, 2007 generally correspond to the changes in global market indices.

Key Financial Measures and Indicators

Net Revenue

The majority of Lazard’s Financial Advisory net revenue is earned from the successful completion of mergers, acquisitions, restructurings, capital raising and similar transactions. The main driver of Financial Advisory net revenue is overall M&A activity, the level of corporate debt defaults and the environment for capital raising activities, particularly in the industries and geographic markets in which Lazard focuses. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to clients, with such fees not being dependent on a specific transaction. Lazard’s Financial Advisory segment also earns revenue from public and private securities offerings in conjunction with activities of its former Capital Markets and Other segment. In general, such fees are shared equally with Lazard Capital Markets, a wholly-owned subsidiary of LFCM Holdings, LLC (“LFCM Holdings”). Subsequent to the equity public offering, Lazard entered into an arrangement with LFCM Holdings under which LFCM Holdings would continue to distribute securities in public offerings originated by Lazard’s Financial Advisory business in a manner similar to its practice prior to the equity public offering.

Lazard’s Asset Management segment includes Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”), LFG and Fonds Partenaires Gestion (“FPG”). Asset Management net revenue is derived from fees for investment management and advisory services provided to institutional and private clients. The main driver of Asset Management net revenue is the level of AUM, which is influenced in large part by Lazard’s investment performance and by Lazard’s ability to successfully attract and retain assets, as well as the broader performance of the global equity markets and, to a lesser extent, fixed income markets. As a result, fluctuations in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. In addition, as Lazard’s AUM include significant assets that are denominated in currencies other than U.S. dollars, changes in the value of the U.S. dollar relative to non-U.S. currencies will impact the value of Lazard’s AUM. Fees vary with the type of assets managed, with higher fees earned on equity assets, alternative investments (such as hedge funds) and private equity investments, and lower fees earned on fixed income and cash management products.

The Company also earns performance-based incentive fees on various investment products, including alternative investment funds such as hedge funds, private equity funds, and traditional products. Incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks. Incentive fees on private equity funds also may be earned in the form of a carried interest if profits from investments exceed a specified threshold. These incentive fees are paid at the end of the measurement period. Incentive fees on hedge funds generally are subject to loss carry-forward provisions in which losses incurred by the funds in any year are applied against future period net appreciation before any incentive fees can be earned.

The Company records incentive fees at the end of the relevant performance measurement period, when potential uncertainties regarding the ultimate realizable amounts have been determined. The performance fee measurement period is generally an annual period, unless an account terminates during the year. These incentive fees received at the end of the measurement period are not subject to reversal or payback.

Corporate net revenue consists primarily of net interest income, including LFB, and investment income, including investments in LAM-managed equity funds and principal investments in equities, private equity and alternative investment funds. Corporate net revenue can fluctuate due to fair value adjustments, changes in interest rates and in interest rate and credit spreads and changes in the levels of cash, investments and indebtedness. Although Corporate net revenue during the nine month period ended September 30, 2007 represented (1)% of Lazard’s net revenue, total assets in Corporate represented 67% of Lazard’s consolidated total assets as of September 30, 2007, principally attributable to assets associated with LFB and, to a lesser extent, investments in LAM-managed funds and cash.

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

Provision for Income Taxes

Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income pertaining to the limited liability company is not subject to U.S. federal income taxes because taxes associated with such income represent obligations of the individual partners. Outside the U.S., Lazard Group operates principally through corporations and is subject to local income taxes. Income taxes shown on Lazard’s condensed consolidated statements of income are attributable to taxes incurred by non-U.S. entities and by New York City Unincorporated Business Tax attributable to Lazard’s operations apportioned to New York City. The Company’s provision for income taxes also includes a U.S. income tax provision attributable to Lazard Ltd’s ownership interest in Lazard Group’s operating income.

Minority Interest In Net Income

Minority interest in net income principally consists of a charge relating to LAZ-MD Holdings’ ownership interest in Lazard Group, which approximated 51.7% and 62.3% at September 30, 2007 and 2006, respectively, with such expense amounting to $48 million and $116 million for the three month and nine month periods ended September 30, 2007, respectively, and $25 million and $108 million for the three month and nine month periods ended September 30, 2006, respectively. Also included in minority interest in net income are minority interests in various LAM-related general partnerships held directly by certain of our LAM managing directors.

See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information regarding minority interest.

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

A discussion of the Company’s consolidated results of operations for the three month and nine month periods ended September 30, 2007 and 2006 is set forth below, followed by a more detailed discussion of business segment results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in thousands)
Revenue
Investment banking and other advisory fees	$369,857	$183,318	$813,145	$655,704
Money management fees	164,405	116,113	448,749	346,584
Interest income	23,832	11,755	64,507	29,593
Other	22,028	12,836	105,066	65,690

Total revenue	580,122	324,022	1,431,467	1,097,571
Interest expense	38,074	26,510	98,861	76,893

Net revenue	542,048	297,512	1,332,606	1,020,678

Operating Expenses
Compensation and benefits	323,152	180,982	792,236	615,269
Non-compensation expense	100,310	67,337	254,353	193,407

Total operating expenses	423,462	248,319	1,046,589	808,676

Operating Income	118,586	49,193	286,017	212,002
Provision for income taxes	28,284	10,153	65,658	44,827

Income Before Minority Interest in Net Income	90,302	39,040	220,359	167,175
Minority interest in net income	50,035	25,882	124,442	110,786

Net Income	$40,267	$13,158	$95,917	$56,389

The Company calculates operating revenue for the three month and nine month periods ended September 30, 2007 and 2006 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in thousands)
Total revenue	$580,122	$324,022	$1,431,467	$1,097,571
Deduct:
LFB interest expense	(8,083)	(5,817)	(26,150)	(14,866)
Revenue related to consolidation of LAM general partnerships	(2,521)	(600)	(8,076)	(3,137)

Operating revenue	$569,518	$317,605	$1,397,241	$1,079,568

Certain key ratios, statistics and headcount information for the three month and nine month periods ended September 30, 2007 and 2006 are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30
	2007	2006	2007	2006
As a % of Net Revenue, By Revenue Category:
Investment banking and other advisory fees	68%	62%	61%	64%
Money management fees	30	39	33	34
Interest income	5	4	5	3
Other	4	4	8	6
Interest expense	(7)	(9)	(7)	(7)

Net Revenue	100%	100%	100%	100%

As a % of Net Revenue:
Operating Income	22%	17%	21%	21%

	As of September 30,
	2007	2006

Headcount:
Managing Directors:
Financial Advisory	142	125
Asset Management	47	43
Corporate	8	8
Limited Managing Directors	6	5
Other Employees:
Business segment professionals	952	794
All other professionals and support staff	1,255	1,197

Total	2,410	2,172

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

Three Months Ended September 30, 2007 versus September 30, 2006

Net income for the three month period ended September 30, 2007 was $40 million (or $0.73 net income per share of Class A common stock, diluted), up $27 million, or 206%, versus $13 million (or $0.34 net income per share of Class A common stock, diluted) for the corresponding period in 2006. As described in Note 6 of Notes to Condensed Consolidated Financial Statements, the Company acquired Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”) and Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”) during the third quarter of 2007. Our results for the three month period ended September 30, 2007 include the results of such acquired businesses from their respective acquisition dates, which, in the aggregate, had an immaterial impact on both net income and net income per Class A common share.

Net revenue was $542 million for the three month period ended September 30, 2007, up $244 million, or 82%, versus net revenue of $298 million in the corresponding period in 2006. During the 2007 period, fees from investment banking and other advisory activities were $370 million, an increase of $187 million, or 102%, versus fees of $183 million in the corresponding period in 2006. The increase reflects both increased size and volume of completed M&A transactions during the three month period ended September 30, 2007 as compared to the corresponding period in 2006 and, to a lesser extent, net revenue attributable to the acquisitions of GAHL and CWC. Money management fees for the three month period ended September 30, 2007, were $164 million, an increase of $48 million, or 42%, versus $116 million in the corresponding period in 2006. The increase in money management fees was principally the result of a $42 billion, or 44%, increase in average AUM for the three month period ended September 30, 2007 as compared to the corresponding period in 2006. Interest income of $24 million for the three month period ended September 30, 2007 increased $12 million, or 103%, versus the corresponding period in 2006 principally due to interest earned on higher average cash balances in the 2007 period. The higher cash balances were principally the result of the net proceeds from the primary offering of Class A common stock in December, 2006, and from the June, 2007 issuance of the Company’s $600 million principal amount of 6.85% senior notes, as well as interest income related to the commercial banking activities in LFB. Other revenue of $22 million for the three month period ended September 30, 2007 increased by $9 million, or 72%, versus the corresponding period in 2006 principally due to increased net investment gains and dividends, as well as the net change in revenue recorded from LAM general partnerships held directly by certain of our LAM managing directors. Such LAM-related revenue was approximately $3 million for the three month period ended September 30, 2007 versus approximately $1 million in the corresponding period in 2006. The level of net investment gains was adversely impacted by the widening of credit spreads due to sub-prime concerns in the markets during the 2007 period. Interest expense of $38 million in the 2007 period increased by $12 million primarily as a result of the incremental interest expense related to the June, 2007 issuance of the senior notes described above and from higher average customer deposits in LFB.

Compensation and benefits expense was $323 million for the three month period ended September 30, 2007, or 56.7% of operating revenue of $570 million in the 2007 period, compared with $181 million, or 57.0% of operating revenue of $318 million for the corresponding period in 2006. The increase of $142 million, or 79%, is due to an increased level of operating revenue, as well as increased incentive compensation relating to amortization of restricted stock units (“RSUs”) and additional compensation associated with an increased number of managing directors and business segment professionals, including incremental headcount related to GAHL and CWC.

Non-compensation expense was $100 million for the three month period ended September 30, 2007, or 17.6 % of operating revenue in the period, compared with $67 million, or 21.2% of operating revenue for the corresponding period in 2006. The percentage of non-compensation expense to operating revenue can vary from quarter to quarter due to quarterly fluctuations in revenue, among other factors. Higher non-compensation expense reflects amortization expense of $18 million related to intangible assets acquired as a result of the acquisitions of GAHL and CWC during the 2007 period, as well as current period increases in expenses related to (i) increased business activity, including fund administration and services associated with the growth in AUM, as well as higher costs for electronic data services, (ii) business investments, including new office locations, travel and other market development costs, and (iii) the impact of the strengthening of foreign currencies against the U.S. Dollar.

Operating income, was $119 million for the three month period ended September 30, 2007, an increase of $69 million, or 141%, versus $49 million in the corresponding period in 2006. Operating income as a percentage of net revenue was 22% for three month period ended September 30, 2007 versus 17% for the 2006 period.

The provision for income taxes for the three month period ended September 30, 2007 was $28 million, an increase of $18 million, versus $10 million for the corresponding period in 2006. The increase in the 2007 period was principally due to increased income taxes at Lazard Group, as a result of higher levels of income in the 2007 period, as well as additional entity level income taxes incurred by Lazard Ltd resulting from the increase in Lazard Ltd’s ownership interest in Lazard Group’s operating income to approximately 48% for the three month period ended September 30, 2007 from approximately 38% for the corresponding period in 2006, with such increase being the result of the primary and secondary offerings of Lazard Ltd’s Class A common stock in December, 2006. The Company’s effective tax rate was 23.9% for the three month period ended September 30, 2007, as compared to 20.6% for the corresponding period in 2006.

Minority interest in net income for the three month period ended September 30, 2007 was $50 million, an increase of $24 million, versus $26 million in the corresponding period in 2006. The increase was principally due to a higher level of Lazard Group net income during the 2007 period, partially offset by the reduction in minority interest attributable to LAZ-MD Holdings’ ownership interest of Lazard Group, which declined to approximately

52% for the three month period ended September 30, 2007, from 62% for the corresponding period in 2006, as a result of the primary and secondary offerings of Lazard Ltd’s Class A common stock in December, 2006.

Nine Months Ended September 30, 2007 versus September 30, 2006

Net income for the nine month period ended September 30, 2007 was $96 million, (or $1.72 net income per share of Class A common stock, diluted) up $40 million, or 70%, versus $56 million (or $1.45 net income per share of Class A common stock, diluted) for the corresponding period in 2006. As described in Note 6 of Notes to Condensed Consolidated Financial Statements, the Company acquired GAHL and CWC during the third quarter of 2007. Our results for the nine month period ended September 30, 2007 include the results of such acquired businesses from their respective acquisition dates, which, in the aggregate, had an immaterial impact on both net income and net income per Class A common share.

Net revenue was $1,333 million for the nine month period ended September 30, 2007, up $312 million, or 31%, versus net revenue of $1,021 million in the corresponding period in 2006. During the 2007 period, fees from investment banking and other advisory activities were $813 million, an increase of $157 million, or 24%, versus fees of $656 million in the corresponding period in 2006. The increase reflects both increased size and volume of completed M&A transactions during the nine month period ended September 30, 2007 as compared to the corresponding period in 2006 and, to a lesser extent, net revenue attributable to the acquisitions of GAHL and CWC. Money management fees were $449 million, an increase of $102 million, or 29%, versus $347 million in the corresponding period in 2006. The increase in money management fees was principally the result of a $34 billion, or 36%, increase in average AUM for the nine month period ended September 30, 2007 as compared to the corresponding period in 2006. Interest income of $65 million for the nine month period ended September 30, 2007 increased $35 million, or 118%, versus the corresponding period in 2006 principally due to interest earned on higher average cash balances in the 2007 period. The higher cash balances were principally the result of the net proceeds from the primary offering of Class A common stock in December, 2006, and from the June, 2007 issuance of the Company’s $600 million principal amount of 6.85% senior notes, as well as interest income related to the commercial banking activities in LFB. Other revenue of $105 million for the nine month period ended September 30, 2007 increased $39 million, or 60%, versus the corresponding period in 2006 principally due to increased net investment gains and dividends as well as the net change in revenue recorded from LAM general partnerships held directly by certain of our LAM managing directors. Such LAM-related revenue was approximately $8 million for the nine month period ended September 30, 2007 versus $3 million in the corresponding period in 2006. Other revenue for the 2007 period also includes a $9 million gain in connection with the Company’s share in the net proceeds related to the sale of a portion of LFCM Holdings’ ownership interest in PG&C (see Note 14 of Notes to Condensed Consolidated Financial Statements). The corresponding period in 2006 included a $14 million gain recognized as a result of the termination of the Intesa joint venture. Interest expense for the nine month period ended September 30, 2007 of $99 million increased by $22 million versus the corresponding period in 2006 primarily as a result of the incremental interest expense related to the June, 2007 issuance of the senior notes described above and from higher average customer deposits in LFB.

Compensation and benefits expense was $792 million for the nine month period ended September 30, 2007, or 56.7% of operating revenue of $1,397 million in the 2007 period, compared with $615 million, or 57.0% of operating revenue of $1,080 million for the corresponding period in 2006. The increase of $177 million, or 29%, is due to an increased level of operating revenue as well as increased incentive compensation relating to amortization of RSUs and additional compensation associated with an increased number of managing directors and business segment professionals.

Non-compensation expense was $254 million for the nine month period ended September 30, 2007, or 18.2% of operating revenue in the nine month period ended September 30, 2007, compared with $193 million, or 17.9% of operating revenue for the corresponding period in 2006. The increase in non-compensation expense reflects amortization expense of $18 million related to intangible assets acquired as a result of the acquisitions of GAHL and CWC during the 2007 period, as well as current period increases in expenses related to (i) increased business activity, including fund administration and services associated with the growth in AUM, as well as higher costs for electronic data services, (ii) business investments, including new office locations, recruitment costs, travel and other market development costs, and (iii) the impact of the strengthening of foreign currencies against the U.S. Dollar, as well as one-time VAT and other cost recoveries recorded in the 2006 period. In addition, in the 2007 period, occupancy and equipment cost includes a charge of $4 million relating to abandoned leased facilities.

Operating income, was $286 million for the nine month period ended September 30, 2007, an increase of $74 million versus $212 million in the corresponding period in 2006. Operating income as a percentage of net revenue was 21% for both nine month periods.

The provision for income taxes for the nine month period ended September 30, 2007 was $66 million, an increase of $21 million, versus $45 million for the corresponding period in 2006. The increase in 2007 was principally due to increased income taxes at Lazard Group, as a result of higher levels of income in the 2007 period, as well as additional entity level income taxes incurred by Lazard Ltd resulting from the increase in Lazard Ltd’s ownership interest in Lazard Group’s operating income to approximately 48% for the nine month period ended September 30, 2007 from approximately 38% for the corresponding period in 2006, with such increase being the result of the primary and secondary offerings of Lazard Ltd’s Class A common stock in December, 2006. The Company’s effective tax rate was 23.0% for the nine month period ended September 30, 2007 as compared to 21.1% for the corresponding period in 2006.

Minority interest in net income for the nine month period ended September 30, 2007 was $124 million, an increase of $13 million, versus $111 million in the corresponding period in 2006. The increase was principally due to the increased amount of Lazard Group net income during the 2007 period, partially offset by the reduction in minority interest in net income related to LAZ-MD Holdings’ ownership interest of Lazard Group, which declined to approximately 52% for the nine month period ended September 30, 2007, from approximately 62% for the corresponding period in 2006, as a result of the primary and secondary offerings of Lazard Ltd’s Class A common stock in December, 2006.

Business Segments

The following data discusses net revenue and operating income for the Company’s business segments, Financial Advisory and Asset Management. Each segment’s operating expenses include (i) compensation and benefits expenses that are incurred directly in support of the businesses and (ii) other operating expenses, which include directly incurred expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourcing and indirect support costs (including compensation and benefits expense and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistical drivers such as, among other items, headcount, square footage and transactional volume. In addition, data is also presented below for the Company’s Corporate segment.

Financial Advisory

The following table summarizes the operating results of the Financial Advisory segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in thousands)
M&A	$295,401	$153,215	$655,787	$545,054
Financial Restructuring	56,161	15,562	94,854	50,202
Corporate Finance and Other	28,210	18,273	96,674	75,989

Net Revenue	379,772	187,050	847,315	671,245

Direct Compensation and Benefits	198,730	94,615	455,928	360,983
Other Operating Expenses (a)	80,998	48,081	188,362	137,636

Total Operating Expenses	279,728	142,696	644,290	498,619

Operating Income	$100,044	$ 44,354	$203,025	$172,626

Operating Income as a Percentage of Net Revenue	26%	24%	24%	26%

	As of September 30,
	2007	2006
Headcount (b):
Managing Directors	142	125
Limited Managing Directors	3	2
Other Employees:
Business segment professionals	635	501
All other professionals and support staff	274	246

Total	1,054	874

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(b)	Includes, in the 2007 period, an aggregate of six managing directors, 101 business segment professionals and 47 other professionals and support staff applicable to GAHL and CWC. In addition, both periods exclude headcount related to indirect support functions, with such headcount being included in Corporate.

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

	Nine Months Ended September 30,
	2007	2006
Lazard Statistics:
Number of Clients:
Total	460	377
With Fees Greater than $1 million	158	144
Percentage of Total Financial Advisory Revenue from Top 10 Clients	23%	25%
Number of M&A Transactions Completed Greater than $1 billion (a)	34	37

(a)	Source: Thomson Financial as of October 15, 2007

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms. The offices that generate Financial Advisory net revenue are located in United States, Europe (principally in the U.K., France, Italy, Spain and Germany) and the rest of the world (principally in Australia, which, for the 2007 periods, includes the impact of the acquisition of CWC).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States	46%	41%	49%	54%
Europe	43	58	44	44
Rest of World	11	1	7	2

Total	100%	100%	100%	100%

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

Three Months Ended September 30, 2007 versus September 30, 2006

In the 2007 period, Financial Advisory net revenue was $380 million, an increase of $193 million, or 103%, versus $187 million in the corresponding period in 2006. M&A net revenue of $295 million increased $142 million, or 93%, versus $153 million in the 2006 period. Corporate Finance and Other net revenue of $28 million increased by approximately $10 million, or 54%, versus net revenue of $18 million in the corresponding period in 2006. Financial Restructuring net revenue of $56 million increased by $41 million, or 261%, versus $15 million in the 2006 period.

The higher level of financial advisory revenues for the three month period ended September 30, 2007 as compared to the corresponding period in 2006 reflects both the increased volume and size of transactions completed. Significant M&A transactions completed for the three month period ended September 30, 2007 included Alinta, Arrow International, Dollar General, Eckes Granini, First Choice Holidays, Keyspan, Louis Dreyfus Group, Mellon Financial, Microsoft and Nestlé. Restructuring assignments generating significant fees in the 2007 period included Eurotunnel, Northwest Airlines, Tower Automotive and the United Auto Workers.

Operating expenses were $280 million in the 2007 period, an increase of approximately $137 million, or 96%, as compared with $143 million in the corresponding period in 2006. Compensation and benefits expense in the 2007 period increased by $104 million, or 110% as compared to the 2006 period, due to an increased level of operating revenue, including an increase in amortization of RSUs. All other operating expenses increased by $33 million, or 68%, primarily due to amortization of $18 million of intangible assets acquired as a result of the GAHL and CWC acquisitions in the 2007 period as well as increased business development-related activities and the impact of the strengthening of foreign currencies against the U.S. Dollar.

Financial Advisory operating income was $100 million for the 2007 period, an increase of $56 million, or 126%, versus operating income of $44 million in the corresponding period in 2006. Operating income as a percentage of segment net revenue was 26% for the 2007 period versus 24% in the 2006 period.

Nine Months Ended September 30, 2007 versus September 30, 2006

In the 2007 period, Financial Advisory net revenue was $847 million, an increase of $176 million, or 26%, as compared to $671 million in the corresponding period in 2006. M&A net revenue of $656 million increased $111 million, or 20%, versus $545 million in the 2006 period. Corporate Finance and Other net revenue of $97 million increased by $21 million, or 27%, versus $76 million in the corresponding period in 2006. Financial Restructuring net revenue of $95 million increased by $45 million, or 89%, versus $50 million in the 2006 period.

Operating expenses were $644 million in the 2007 period, an increase of approximately $146 million, or 29%, versus operating expenses of $498 million in the corresponding period in 2006. Compensation and benefits expense was $456 million, an increase of $95 million, or 26%, versus the 2006 period, due to an increased level of operating revenue, including an increase in amortization of RSUs. All other operating expenses increased by $51 million, or 37%, primarily due to amortization of $18 million of intangible assets acquired as a result of the GAHL and CWC acquisitions as well as increased business development-related activities, the impact of the strengthening of foreign currencies against the U.S. Dollar, and the net impact of one-time cost recoveries in the 2006 period.

Financial Advisory operating income was $203 million for the 2007 period, an increase of $30 million, or 18%, versus operating income of $173 million in the corresponding period in 2006. Operating income as a percentage of segment net revenue was 24% for the 2007 period versus 26% in the 2006 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	September 30, 2007	December 31, 2006
	($ in millions)
AUM:
International Equities	$52,801	$52,033
Global Equities	45,570	26,453
U.S. Equities	22,231	13,708

Total Equities	120,602	92,194

European and International Fixed Income	10,487	8,418
Global Fixed Income	1,572	1,095
U.S. Fixed Income	1,897	2,310

Total Fixed Income	13,956	11,823

Alternative Investments	3,609	3,457
Private Equity	1,117	883
Cash Management	2,800	2,080

Total AUM	$142,084	$110,437

Average AUM for the three month and nine month periods ended September 30, 2007 and 2006 is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in millions)
Average AUM	$138,717	$96,618	$128,181	$94,151

The following is a summary of changes in AUM for the three month and nine month periods ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in millions)
AUM—Beginning of Period	$135,350	$93,901	$110,437	$88,234
Net Flows	3,295	1,693	17,485	983
Market Appreciation	2,733	3,792	13,122	9,337
Foreign Currency Adjustments	706	(52)	1,040	780

AUM—End of Period	$142,084	$99,334	$142,084	$99,334

AUM as of September 30, 2007 was $142.1 billion, an increase of $31.6 billion as compared to AUM as of December 31, 2006. Private equity AUM as of September 30, 2007 and December 31, 2006 includes $0.8 billion and $0.6 billion at the respective dates which represents assets held by an investment company for which Lazard may earn carried interests. During the nine month period ended September 30, 2007, net inflows of $17.5 billion were accompanied by market appreciation of $13.1 billion and the positive impact of changes in foreign currency exchange rates of approximately $1.0 billion. Net inflows were experienced primarily in U.S. and Global Equity products.

During the three month period ended September 30, 2007, average AUM was $138.7 billion, an increase of approximately $42.1 billion, or 44%, versus average AUM of $96.6 billion in the corresponding period in 2006. For the nine month period, ended September 30, 2007, average AUM was $128.2 billion, an increase of approximately $34.0 billion, or 36%, versus $94.2 billion in the corresponding period in 2006.

The following table summarizes the operating results of the Asset Management segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in thousands)
Management Fees	$157,424	$112,726	$430,293	$328,734
Incentive Fees	7,315	3,423	18,073	17,362
Other Income	12,681	8,639	37,273	27,559

Sub-total	177,420	124,788	485,639	373,655
LAM GP-Related Revenue	2,521	600	8,076	3,137

Net Revenue	179,941	125,388	493,715	376,792

Direct Compensation and Benefits	85,949	60,708	226,038	173,698
Other Operating Expenses (a)	49,462	42,372	142,406	120,814

Total Operating Expenses	135,411	103,080	368,444	294,512

Operating Income	$44,530	$22,308	$125,271	$82,280

Operating Income, excluding LAM GP-Related Revenue (b)	$42,009	$21,708	$117,195	$79,143

Operating Income as a Percentage of Net Revenue	25%	18%	25%	22%

Operating Income, as a Percentage of Net Revenue, each excluding LAM GP-Related Revenue(b)	24%	17%	24%	21%

	As of September 30,
	2007	2006
Headcount (c):
Managing Directors	47	43
Limited Managing Directors	3	2
Other Employees:
Business segment professionals	308	285
All other professionals and support staff functions	366	326

Total	724	656

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(b)	Management also evaluates the results of Asset Management based on revenue and operating income excluding the LAM GP-related revenue since such revenue is offset entirely by minority interest which is not a charge to operating income.
(c)	Excludes headcount related to indirect support functions. Such headcount is included in the Corporate headcount.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States	53%	55%	53%	56%
Europe	37	37	37	36
Rest of World	10	8	10	8

Total	100%	100%	100%	100%

Operating Results

Three Months Ended September 30, 2007 versus September 30, 2006

Asset Management net revenue was $180 million for the three month period in 2007, an increase of $55 million, or 44%, versus $125 million in the corresponding period in 2006. Management fees for the 2007 period were $157 million, up $45 million, or 40%, compared to $112 million in the 2006 period. The percentage increase in average AUM was greater than the percentage increase in management fees principally due to a change in mix of certain investment products. Incentive fees earned for the 2007 period were $7 million, an increase of $4 million, as compared to $3 million in the 2006 period. Other income was $13 million, an increase of $4 million, versus $9 million in the corresponding period in 2006. In addition, during the three month period ended September 30, 2007, revenue of approximately $3 million was recorded from LAM general partnerships held directly by certain of our LAM managing directors, with these amounts also included as “minority interest in net income”, versus approximately $1 million for the corresponding period in 2006.

Operating expenses were $135 million for the 2007 period, an increase of $32 million, or 31%, versus operating expenses of $103 million for the 2006 period. Compensation and benefits expense increased $25 million, or 42%, as compared to the 2006 period. The increase was principally due to increases in incentive compensation as a result of higher operating revenues, including an increase in amortization of RSUs, as well as additional compensation as a result of headcount increases of managing directors, business segment professionals and other staff. Other operating expenses increased $7 million, or 17%, versus for the corresponding period in 2006, principally due to higher (i) fund administration and servicing associated with the growth in AUM, (ii) occupancy costs and (iii) other business development activities.

Asset Management operating income was $45 million in the 2007 period, an increase of approximately $23 million, or 100%, as compared to operating income of $22 million for the 2006 period. Operating income as a percentage of segment net revenue was 25% for the 2007 period versus 18% for the 2006 period. Excluding LAM GP-related revenue, operating income was approximately $42 million, or 24% of net revenue, excluding LAM GP-related revenue, as compared to $22 million, or 17%, for the 2006 period.

Nine Months Ended September 30, 2007 versus September 30, 2006

Asset Management net revenue was $494 million for the nine month period in 2007, an increase of $117 million, or 31%, versus $377 million in the corresponding period in 2006. Management fees for the 2007 period were $430 million, up $102 million, or 31%, compared to $328 million in the 2006 period. The percentage increase in average AUM was greater than the percentage increase in management fees principally due to a change in mix of certain investment products. Incentive fees earned for the 2007 period were $18 million, slightly higher than the amount recorded for the 2006 period. Other income was $37 million, an increase of $10 million, or 35%, versus $27 million in the corresponding period in 2006. In addition, during the nine month period ended September 30, 2007, revenue of $8 million was recorded from LAM general partnerships held directly by certain of our LAM managing directors, with these amounts also included as “minority interest in net income”, versus $3 million for the corresponding period in 2006.

Operating expenses were $368 million for the 2007 period, an increase of $74 million, or 25%, versus operating expenses of $294 million for the 2006 period. Compensation and benefits expense increased $52 million, or 30%, as compared to the 2006 period. The increase was principally due to increases in incentive compensation as a result of higher operating revenues, including an increase in amortization of RSUs, as well as additional compensation as a result of headcount increases of managing directors, business segment professionals and other staff. Other operating expenses increased $22 million, or 18%, versus for the corresponding period in 2006, principally due to (i) higher occupancy costs, (ii) fund administration and servicing associated with the growth in AUM and (iii) other business development activities, including professional fees for recruiting.

Asset Management operating income was $125 million in the 2007 period, an increase of $43 million, or 52%, as compared to operating income of $82 million for the 2006 period. Operating income as a percentage of segment net revenue was 25% for the 2007 period versus 22% for the 2006 period. Excluding LAM GP-related revenue, operating income was $117 million, or 24% of net revenue, excluding LAM GP-related revenue, as compared to approximately $79 million, or 21%, for the 2006 period.

Corporate

The following table summarizes the results of the Corporate segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)
Interest Income	$22,020	$7,182	$50,457	$19,520
Interest Expense	(42,197)	(24,859)	(97,737)	(73,063)

Net Interest (Expense)	(20,177)	(17,677)	(47,280)	(53,543)
Other Income	2,512	2,751	38,856	26,184

Net Revenue (Expense)	(17,665)	(14,926)	(8,424)	(27,359)
Operating Expenses	8,323	2,543	33,855	15,545

Operating Income (Loss)	$(25,988)	$(17,469)	$(42,279)	$(42,904)

	As of September 30,
	2007	2006

Headcount (a):
Managing Directors	8	8
Limited Managing Directors		1

Other Employees:
Business segment professionals	9	8
All other professionals and support staff	615	625

Total	632	642

(a)	Includes headcount related to support functions.

Corporate Results of Operations

Three Months Ended September 30, 2007 versus September 30, 2006

Net interest expense of $20 million increased by $3 million, or 14%, principally due to the net incremental interest expense related to the June, 2007 issuance of the Company’s $600 million principal amount of 6.85% senior notes, partially offset by interest income earned from higher average cash balances in the 2007 period.

Other income of $3 million, which includes investment gains, was substantially unchanged from the prior period. The level of net investment gains was adversely impacted by the widening of credit spreads due to sub-prime concerns in the markets during the 2007 period.

Operating expenses were $8 million in the period, an increase of $6 million, or 227%, versus operating expenses of $3 million in the corresponding period in 2006. The increase was primarily due to increased compensation due to the increase in the Company’s operating revenue, including an increase in amortization of RSUs.

Nine Months Ended September 30, 2007 versus September 30, 2006

Net interest expense of $47 million decreased by $6 million, or 12%, principally due to interest income earned from higher average cash balances in the 2007 period, which was partially offset by the net incremental interest expense related to the June, 2007 issuance of the Company’s $600 million principal amount of 6.85% senior notes.

Other income of $39 million increased $13 million, or 48%, as compared to the 2006 period as a result of net investment gains and dividends. In addition, the 2007 period includes a $9 million gain in connection with the Company’s share in the net proceeds related to the sale of a portion of LFCM Holdings’ ownership interest in PG&C (see Note 14 of Notes to Condensed Consolidated Financial Statements). The corresponding period in 2006 included a $14 million gain recognized as a result of the termination the strategic alliance with Intesa (see Note 7 of Notes to Condensed Consolidated Financial Statements).

Operating expenses were $34 million in the period, an increase of $18 million, or 118%, versus operating expenses of $16 million in the corresponding period in 2006. The increase was primarily due to increased compensation due to the increase in the Company’s operating revenue, including an increase in amortization of RSUs.

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

Summary of Cash Flows:

	Nine Months Ended September 30,
	2007	2006
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$95.9	$56.4
Noncash charges (a)	233.0	126.0
Other operating activities (b)	(449.5)	(35.0)

Net cash provided by (used in) operating activities	(120.6)	147.4

Investing activities (c)	(144.1)	(4.6)
Financing activities (d)	257.7	(112.6)
Effect of exchange rate changes	(3.4)	7.8

Net Increase (Decrease) in Cash and Cash Equivalents	(10.4)	38.0
Cash and Cash Equivalents:
Beginning of Period	969.5	492.3

End of Period	$959.1	$530.3

(a) Consists of the following:

Depreciation and amortization of property	$11.7	$10.7
Amortization of deferred expenses, stock units and interest rate hedge	78.7	18.2
Amortization of other intangible assets	18.2
Minority interest in net income	124.4	110.8
Gain on termination of Strategic Alliance in Italy		(13.7)

	$233.0	$126.0

(b) Includes net changes in operating assets and liabilities.

(c) Relates to the net additions and disposals of property, including, in 2007, business acquisitions.

(d) Primarily includes distributions to minority interest holders, repayments of senior and subordinated borrowings, Class A common stock dividends, repurchases of common membership interests from LAZ-MD Holdings and shares of Class A common stock and, in 2007, the issuance of the $600 million aggregate principal amount of 6.85% senior notes due 2017.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. We maintain lines of credit in excess of anticipated liquidity requirements. As of September 30, 2007, Lazard had approximately $240 million in unused lines of credit available to it, including $58 million of unused lines of credit available to LFB.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, including use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months and beyond. As noted above, we intend to maintain lines of credit that can be utilized should the need arise. Concurrent with the equity public offering, Lazard Group entered into a five year, $125 million senior revolving credit facility with a group of lenders, with such revolving credit facility having been amended on May 17, 2006 to provide for aggregate commitments of $150 million. As of September 30, 2007 there were no amounts outstanding under this credit facility. The senior revolving credit facility contains customary affirmative and negative covenants and events of default for facilities of this type. Furthermore, the senior revolving credit facility, among other things, limits the ability of the borrower to incur debt, grant liens, pay dividends, enter into mergers or to sell all or substantially all of its assets and contains financial covenants that must be maintained. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources in addition to any new credit facilities. In addition, the indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions.

On June 21, 2007, Lazard Group completed a private placement of $600 million aggregate principal amount of 6.85% senior notes due June 15, 2017. Interest on the notes is payable on June 15 and December 15 of each year, beginning on December 15, 2007. Lazard Group also entered into a registration rights agreement with the initial purchasers of the notes pursuant to which Lazard Group agreed, among other things, to file with the SEC an exchange offer registration statement enabling holders to exchange their notes (the “old notes”) for substantially identical notes registered under the Securities Act of 1933, as amended (the “exchange notes”). In connection therewith, Lazard Group filed a registration statement on Form S-4 on July 3, 2007 that was declared effective by the SEC on July 19, 2007, and Lazard Group commenced an exchange offer (the “exchange offer”) on that date to exchange an aggregate principal amount of up to $600 million of the notes for an equal aggregate principal amount of the exchange notes. The exchange offer expired on August 16, 2007. On August 16, 2007, Lazard Group closed the exchange offer, at which time it exchanged $599 million in aggregate principal amount of its old notes (approximately 99.9% of the aggregate principal amount of old notes outstanding) for $599 million in aggregate principal amount of its exchange notes. The exchange notes are substantially identical to the old notes, except that the exchange notes have been registered under the Securities Act of 1933, as amended; and, as a result, the transfer restrictions applicable to the old notes do not apply to the exchange notes. Lazard Group used a portion of the net proceeds from the sale of the notes for repayment of Lazard Group’s $96 million senior promissory note and $50 million subordinated promissory note, each originally scheduled to mature in February 2008, and each of which were redeemed on June 29, 2007, and intends to use the balance for (i) expansion of its Financial Advisory and Asset Management businesses, (ii) other strategic acquisitions or investments and (iii) general corporate purposes.

As of September 30, 2007, the Company invested a portion of the remaining net proceeds from the December, 2006 primary offering of Class A common stock, as well as a portion of the net proceeds of the June 21, 2007 $600 million private placement described above, in accounts managed by LAM that are primarily invested in equities. “Securities owned - equities” on the condensed consolidated statement of financial condition as of September 30, 2007 principally reflects such investments.

As of September 30, 2007, Lazard was in compliance with all of its obligations under its various borrowing arrangements.

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to affiliates. Regulatory approval is generally required for paying dividends in excess of certain established levels. See Note 15 of Notes to Condensed Consolidated Financial Statements for further information. These regulations differ in the U.S., the

U.K., France, and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see “Item 1-Business—Regulation” included in the Form 10-K.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of September 30, 2007:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Operating Leases (exclusive of $73,331 of sublease income)	$498,223	$68,686	$111,497	$83,033	$235,007
Capital Leases (including interest)	36,622	3,264	6,008	5,991	21,359
Senior Debt (including interest)(a)	2,308,784	541,254	160,575	160,575	1,446,380
Subordinated Loans (including interest) (b)	193,875	4,875	9,750	9,750	169,500
Private Equity Commitments: LAI managed funds (c)	85,687	50,653	35,034
Other (d)	29,106	28,530		537	39
Contractual Commitments to Managing Directors, Senior Advisors and Employees (e)	92,172	42,445	31,062	16,487	2,178

Total (f)	$3,244,469	$739,707	$353,926	$276,373	$1,874,463

(a)	Includes $437.5 million relating to Lazard Group Notes issued in connection with the issuance of the ESUs, for which the maturity date of the debt component can vary based on a remarketing of the Lazard Group Notes, and will mature (1) in the event of a successful remarketing, on any date no earlier than May 15, 2010 and no later than May 15, 2035, as we may elect, (2) in the event of a failed remarketing, on May 15, 2008 and (3) otherwise on May 15, 2035. While the Company currently expects a successful remarketing of the Lazard Group Notes, for purposes of the table above, a maturity in 2008, the earliest possible date, was assumed to be the maturity date of the Lazard Group Notes. See Notes 2 and 8 of Notes to Condensed Consolidated Financial Statements.
(b)	The Amended $150 million Subordinated Convertible Note matures on September 30, 2016, has a fixed interest rate of 3.25% per annum and is convertible into shares of Class A common stock at an effective conversion price of $57 per share. One-third in principal amount will generally be convertible after July 1, 2008, an additional one-third after July 1, 2009 and the last one-third after July 1, 2010, and no principal amount will be convertible after June 30, 2011. For purposes of the table above, the Amended $150 million Subordinated Convertible Note was considered to remain outstanding until its maturity date, with no assumed conversions into Class A common stock prior thereto. See Note 7 of Notes to Condensed Consolidated Financial Statements.
(c)

Pursuant to the business alliance agreement, Lazard Group has commitments to fund certain investment funds managed by Lazard Alternative Investments Holdings LLC (“LAI”). Amounts in the table above relate to (1) obligations related to Corporate Partners II Limited, a private equity fund formed in February 2005, with $1 billion of institutional capital commitments and a $100 million capital commitment from Lazard Group, the principal portion of which may require funding at any time through 2010. As of September 30, 2007, Lazard

Group contributed approximately $16.0 million of its capital commitment, with Lazard’s remaining commitment of approximately $84.0 million as of September 30, 2007 estimated to be funded in the amounts of $50.7 million, $26.9 million, and $6.4 million in the twelve month periods ending September 30, 2008, 2009 and 2010, respectively; and (2) obligations related to Lazard Senior Housing Partners LP, a private equity fund which closed during 2006, with $201 million of capital commitments from institutional investors, including $10 million from Lazard Group, the principal portion of which will require funding at any time through 2008. As of September 30, 2007, Lazard Group contributed approximately $8.3 million of its capital commitment, with Lazard’s remaining commitment of approximately $1.7 million as of September 30, 2007 estimated to be funded in the twelve month period ending September 30, 2009.

(d)	Primarily represents a capital commitment through 2017 of approximately $43 million to a mezzanine fund in which the Company has invested approximately $17 million as of September 30, 2007, with Lazard’s remaining commitment of approximately $26 million required to be funded when called upon (for purposes of the table above such remaining commitment is being reflected as “Less than 1 year”). See Note 9 of Notes to Condensed Consolidated Financial Statements.
(e)	The Company has agreements relating to future minimum payments to certain managing directors, senior advisors and employees incurred for the purpose of recruiting and retaining these senior professionals.
(f)	The table above does not include:
(1)	any contingent obligations relating to the LAM equity rights;
(2)	any potential payment related to the IXIS cooperation arrangement (the level of this contingent payment to IXIS would depend, among other things, on the level of revenue generated by the cooperation activities, and the potential payment is limited, as of September 30, 2007, to a maximum of approximately €3 million (subject to further reduction in certain circumstances) which would only occur if the cooperation activities generate no revenue over the course of the remaining initial period of such activities, the cooperation agreement is not renewed and Lazard Ltd’s Class A common stock price fails to sustain certain price levels);
(3)	the contingent limited partner capital commitment as described in Note 7 of Notes to Consolidated Financial Statements included in the Form 10-K;
(4)	the lending commitments and indemnifications provided by LFB to third parties as described in Note 12 of Notes to Consolidated Financial Statements included in the Form 10-K;
(5)	the 2008 pension fund obligation of approximately $16.1 million as described in Note 15 of Notes to Consolidated Financial Statements included in the Form 10-K;
(6)	any contingent obligation related to the guarantees described in Note 9 of Notes to Condensed Consolidated Financial Statements;
(7)	commitments related to the business acquisitions and joint venture investment as described in Note 6 of Notes to Condensed Consolidated Financial Statements; and
(8)	contingent commitments related to the Sapphire Industrials Corp. IPO as described in Note 17 of Notes to Condensed Consolidated Financial Statements.

In addition the table above does not include any recognition of the May, 2008 settlement of the purchase contracts component of the ESUs which require the holders to purchase an aggregate of $437.5 million of the Company’s Class A common stock for cash or exchange of outstanding debt, depending on the success of the remarketing of such debt—see (a) above. This obligation is collateralized by the entire $437.5 million principal amount of Lazard Group Notes outstanding. See Note 2 of Notes to Condensed Consolidated Financial Statements. Also, the table above does not include any possible payments for uncertain tax positions. See Note 13 of Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. GAAP pursuant to the rules and regulations of the SEC regarding interim financial reporting as discussed in Note 1 of Notes to Condensed Consolidated Financial Statements. The preparation of Lazard’s consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Lazard evaluates its estimates, including those related to revenue recognition, compensation liabilities, income taxes, investing activities and goodwill. Lazard bases these estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

The Company also earns performance-based incentive fees on various investment products, including alternative investment funds such as hedge funds, private equity funds, and traditional products. Incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks. Incentive fees on private equity funds also may be earned in the form of a carried interest if profits from investments exceed a specified threshold. These incentive fees are paid at the end of the measurement period. Incentive fees on hedge funds generally are subject to loss carry-forward provisions in which losses incurred by the funds in any year are applied against future period net appreciation before any incentive fees can be earned.

The Company records incentive fees at the end of the relevant performance measurement period, when potential uncertainties regarding the ultimate realizable amounts have been determined. The performance fee measurement period is generally an annual period, unless an account terminates during the year. These incentive fees received at the end of the measurement period are not subject to reversal or payback.

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

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective beginning in 2007 and clarifies the more likely than not criteria included in FASB Statement No. 109 “Accounting for Income Taxes,” that must be met prior to recognition of the financial statement benefit of a tax position taken in a tax return. FIN 48 also requires the recognition of a liability for differences between tax positions taken in a tax return and amounts recognized in the financial statements. Management applies the more likely than not criteria included in FIN 48 when estimating its income taxes in each of the jurisdictions in which it operates. See Note 13 of Notes to Condensed Consolidated Financial Statements herein regarding the adoption of FIN 48.

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

Valuation of Investments

“Long-term investments” consist principally of investments in alternative asset management funds and other private equity investments. These investments are carried at fair value on the consolidated statements of financial condition, with unrealized gains and losses reflected net on the consolidated statements of income. Gains and losses on positions held in long-term investments, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income.

See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding long-term investments.

Interests in LAM alternative asset management funds principally represent general partnership interests in LAM-managed hedge funds. The fair value of such investments reflects the pro rata value of the ownership of the underlying securities in the funds, the fair market value of which is determined through quoted market values of the underlying securities as provided by external pricing sources.

Minority interests in LAM alternative asset management funds represent general partnership interests held directly by certain of our LAM managing directors or employees of the Company but controlled and consolidated by Lazard. The associated minority interest amounting to approximately $48 million and $47 million at September 30, 2007 and December 31, 2006, respectively, is included in “minority interest” on the condensed consolidated statements of financial condition (see Note 5 of Notes to Condensed Consolidated Financial Statements).

Private equity investments, which represent approximately 1.8% and 1.1% of total assets at September 30, 2007 and December 31, 2006, respectively, are primarily comprised of investments in private equity funds and direct private equity interests that are valued, in the absence of observable market prices, using the following valuation methodology. Investments are initially carried at cost, which is subsequently adjusted for additional capital raising transactions such as the issuance of new member interests or through a sale of existing equity to a third party or other events that are indicative of fair value. In the absence of third party transactions, the carrying value of such investments may be adjusted if determined that the expected realizable value of the investment differs from the carrying value. In reaching that determination, consideration is given to many factors including, but not limited to, the operating cash flows and financial performance of the investee, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features, liquidation preferences or restrictions. With respect to the majority of private equity investments, we rely on the third party fund managers for estimates of such fair values.

Investments in equity securities are primarily comprised of investments in non-publicly-traded asset management funds that invest in marketable equity securities.

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

In accordance with FASB Interpretation No. 46R, the assets, liabilities and results of operations of the VIE are included in the consolidated financial statements of Lazard if it is determined that we are the primary beneficiary. Any third party interest in these consolidated entities is reflected as minority interest in our consolidated financial statements.

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

Market and Credit Risks

Lazard is subject to credit and market risks and therefore has established procedures to assess such risks, as well as specific interest rate and currency risk, and has established limits related to various positions.

With respect to LFB’s operations, LFB engages in commercial banking activities that primarily include investing in securities, deposit taking and, to a lesser degree, lending. In addition, LFB may take open foreign exchange positions with a view to profit, but does not sell foreign exchange options in this context, and enters into interest rate swaps, forward foreign exchange contracts and other derivative contracts to hedge exposures to interest rate and currency fluctuations.

At September 30, 2007, approximately 68% of the $765 million of securities owned, at fair value, were in LFB’s portfolio, substantially all of which were fixed-income securities, 87% of which were rated investment grade credit quality. Such securities are typically held long-term, as part of LFB’s asset-liability management program. The remaining 32% of securities owned, at fair value, represent the Company’s investment in marketable equity securities held both directly or indirectly through asset management funds, and are therefore subject to market risk which is monitored daily by management. At December 31, 2006, approximately 95% of the $579 million of securities owned, at fair value, were in LFB’s portfolio, substantially all of which were fixed-income securities, 88% of which were rated investment grade credit quality. The remaining 5% of securities owned, at fair value, represent the Company’s investment in marketable equity securities.

At September 30, 2007 and December 31, 2006, derivative contracts related to LFB’s operations, primarily interest rate swaps, were recorded at fair value. Derivative assets amounted to $10 million and $7 million, respectively, with derivative liabilities amounting to $6 million and $2 million, respectively.

The primary market risks associated with LFB’s securities portfolio, foreign exchange, hedging and lending activities are sensitivity to changes in the general level of credit spreads and interest rate and foreign currency risks. The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions. The following sensitivity metrics provide the resultant effects on Lazard’s operating income:

•	LFB’s credit spread risk, as measured by a 50 +/– basis point change in credit spreads totaled $(11) million and $11 million, respectively, as of September 30, 2007.

•	LFB’s interest rate risk as measured by a 100 +/– basis point change in interest rates totaled $330 thousand and $(420) thousand, respectively, as of September 30, 2007.

•

Foreign currency risk associated with LFB’s open positions, in aggregate, as measured by a 2% +/- change against the U.S. dollar, totaled approximately $20 thousand and $(20) thousand, respectively, as of September 30, 2007.

LFB fully secures its collateralized financing transactions with fixed income securities.

With respect to long-term investments, the Company holds positions in marketable equity securities on an indirect basis through its holdings in general partnership interests in LAM alternative asset management funds and through other non-publicly-traded funds. As of September 30, 2007, approximately 39% of the $189 million held in long-term investments represent indirect holdings in marketable equity securities that subject Lazard to market risk and are monitored by management daily. As of December 31, 2006, approximately 13% of the $99 million held in long-term investments represent indirect holdings in marketable equity securities.

Risks Related to Receivables

We maintain an allowance for bad debts to provide coverage for probable losses from our fee and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where, in our judgment, the receivables are impaired. At September 30, 2007, total receivables amounted to $1,021 million, net of an allowance for bad debts of $15 million. As of that date, inter-bank lending, financial advisory and asset management fee, customer and related party receivables comprised 46%, 42%, 10% and 2% of total receivables, respectively. At December 31, 2006, total receivables amounted to $1,235 million, net of allowance for bad debts of $11 million. As of that date, inter-bank lending, financial advisory and asset management fee, customer and related party receivables comprised 58%, 34%, 6% and 2% of total receivables, respectively. The M&A and asset management fee receivables collection periods generally are within 60 days of invoice. However, as discussed above, the collection period for restructuring transactions may extend beyond 60 days, and fee receivables from our private fund advisory activities are generally collected over a four year period.

Credit Concentration

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At September 30, 2007 the Company had no exposure to an individual counterparty that exceeded $46 million, in the aggregate, excluding inter-bank counterparties.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s liabilities has fixed interest rates or maximum interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of September 30, 2007, Lazard estimates that operating income relating to cash and short-term investments and corporate indebtedness would change by approximately $10 million, on an annual basis, in the event interest rates were to increase or decrease by 1%.

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

Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require the use of fair value measurements. SFAS 157 is effective for interim and annual financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the impact of adopting SFAS 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to elect to measure various financial instruments and certain other items at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement requires that a business entity report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of the first annual period beginning after November 15, 2007. We are currently assessing the impact of adopting SFAS 159 on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management

Quantitative and qualitative disclosures about market risk are included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.”

Item 4.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On June 14, 2007, the Chairman and the Ranking Republican Member of the United States Senate Committee on Finance introduced legislation that would tax as corporations those publicly traded partnerships that directly or indirectly derive any income from investment adviser or asset management services. This new legislation, if enacted in its proposed form, would be effective as of June 14, 2007, and, under a transition rule, it would apply to Lazard Ltd in respect of Lazard Ltd’s taxable year beginning January 1, 2013. This new legislation, if enacted in its proposed form, may impact Lazard Ltd’s U.S. tax liability. At this time we are unable to predict with any degree of certainty the impact, if any, this proposed legislation will have on our effective tax rate in 2013 and thereafter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As described in Note 6 of Notes to Condensed Consolidated Financial Statements, Lazard Ltd and/or certain of its subsidiaries entered into agreements to acquire certain businesses during the three month period ended September 30, 2007, with a portion of the consideration consisting of the issuance of Series A and Series B preferred stock and the future issuance of Class A common stock as described therein. The Series A and Series B preferred stock has been issued pursuant to Section 4(2) of the Securities Act of 1933 and Regulation S thereunder. In addition, on August 6, 2007, Lazard Ltd issued 191,757 shares of Class A common stock in reliance on Section 4(2) of the Securities Act of 1933 in connection with the exchange and redemption of 191,757 common membership interests of Lazard Group by one of Lazard’s retired managing directors. The issuance of shares in reliance on Section 4(2) of the Securities Act of 1933 was exempt from registration thereunder because they were issued as part of a transaction not involving a public offering of securities. The issuance of shares in reliance on Regulation S under the Securities Act of 1933 was exempt from registration thereunder because the issuance was made outside of the United States.

Issuer Repurchases of Equity Securities

The following table sets forth information regarding Lazard’s purchases of its Class A common stock on a monthly basis during the third quarter of 2007. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2007 – July 30, 2007	-0-	-0-	-0-	$95.8 million
August 1, 2007 – August 31, 2007	1,639,600	$40.59	1,639,600	$107.4 million
September 1, 2007 – September 30, 2007	39,000	$38.30	39,000	$105.9 million

Total	1,678,600	$40.54	1,678,600

(1)	On February 7, 2006, the Board of Directors of Lazard authorized the repurchase of up to $100 million in aggregate cost of the Company’s common stock and common membership interests in Lazard Group LLC. On August 9, 2007, the Board of Directors increased this repurchase authorization by an additional $100 million. The share repurchase program will be used primarily to offset shares to be issued under Lazard Ltd’s 2005 Equity Incentive Plan. Purchases may be made in the open market or through privately negotiated transactions through 2008.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

See Item 2.

Item 6.	Exhibits

2.1	Master Separation Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

2.2

Amendment No. 1, dated as of November 6, 2006, to the Master Separation Agreement,

dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

2.3	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

3.1	Certificate of Incorporation and Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.2	Certificate of Incorporation in Change of Name of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.3	Amended and Restated Bye-laws of Lazard Ltd (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.1	Form of Specimen Certificate for Class A common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

4.2	Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.3	Third Supplemental Indenture, dated as of December 19, 2005, by and among Lazard Group LLC, The Bank of New York, as trustee, and for purposes of consent, Lazard Group Finance LLC (incorporated by reference to Exhibit 4.02 to Lazard Group LLC’s Current Report on Form 8-K (Commission File No. 333-126751) filed on December 19, 2005).

4.4	Fourth Supplemental Indenture, dated as of June 21, 2007, between Lazard Group LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on June 22, 2007).

4.5	Registration Rights Agreement, dated as of June 21, 2007, among Lazard Group LLC, Goldman, Sachs & Co., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives for the Initial Purchasers (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on June 22, 2007).

4.6	Purchase Contract Agreement, dated as of May 10, 2005, by and between the Registrant and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.7	Pledge Agreement, dated as of May 10, 2005, by and among the Registrant, The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.8	Pledge Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.9	Form of Normal Equity Security Units Certificate (included in Exhibit 4.4).

4.10	Form of Stripped Equity Security Units Certificate (included in Exhibit 4.4).

4.11	Form of Senior Note (included in Exhibit 4.3).

10.1	Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006, by and among LAZ-MD Holdings LLC, the Registrant and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.2	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.3		Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to the Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

10.4		Tax Receivable Agreement, dated as of May 10, 2005, by and among Ltd Sub A, Ltd Sub B and LFCM Holdings LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.5		Employee Benefits Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.6		Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.7		License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company, LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co. Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8		Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9		Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.10		First Amended and Restated Limited Liability Company Agreement of Lazard Asset Management LLC, dated as of January 10, 2003 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.11		Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.12		Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.13		Lease with an Option to Purchase, dated as of July 11, 1990, by and between Sicomibail and Finabail and SCI du 121 Boulevard Hausmann (English translation) (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.14		Occupational Lease, dated as of August 9, 2002, Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.15	*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.16	*	2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.17	*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, by and among Lazard Ltd, Lazard Group LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.18	*	Agreement Relating to Reorganization of Lazard, dated as of May 10, 2005, by and among Lazard LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.19	*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, by and among the Registrant, Lazard Group LLC and Steven J. Golub (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.20	*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for, each of Michael J. Castellano, Scott D. Hoffman and Charles G. Ward III (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.21	*	Agreements Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.22	*	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.23	*	Acknowledgement Letter, dated as of November 6, 2006 from Lazard Group LLC to certain managing directors of Lazard Group LLC modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.24		Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.25		Registration Rights Agreement, dated as of May 10, 2005 by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.26		Letter Agreement, dated as of May 10, 2005, with Bruce Wasserstein family trusts (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.27		Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.28		First Amendment, dated as of March 28, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.34 to Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.29		Second Amendment, dated as of May 17, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8- K (File No. 001-32492) filed on May 17, 2006).

10.30		Third Amendment, dated as of June 18, 2007, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on June 22, 2007).

10.31	*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.32	*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.33	*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492 filed on January 26, 2006).

10.34	*

Description of Non-Executive Director Compensation (incorporated by reference to

Exhibit 10.33 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.35	*

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

Date: November 5, 2007

LAZARD LTD

By:	/s/ Bruce Wasserstein
Name: Bruce Wasserstein Title: Chairman and Chief Executive Officer

By:	/s/ Michael J. Castellano
Name: Michael J. Castellano Title: Chief Financial Officer