Form 10-K
period 2007-12-31
Lazard Ltd
filed 2008-02-28
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2007 was approximately $2,256,801,382.

As of January 31, 2008, there were 51,745,825 shares of the Registrant’s Class A common stock (including 1,712,846 shares held by a subsidiary) and one share of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2008 annual general meeting of shareholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13 and 14.

LAZARD LTD

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2007

i

Part I

When we use the terms “Lazard”, “we”, “us”, “our”, and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd has no material assets other than indirect ownership of approximately 48.3% of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

Item 1.	Business

We are a preeminent international financial advisory and asset management firm that has long specialized in crafting solutions to the complex financial and strategic challenges of our clients. We serve a diverse set of clients around the world, including corporations, partnerships, institutions, governments and high-net worth individuals. The first Lazard partnership was established in 1848. Over time we have extended our activities beyond our roots in New York, Paris and London. We currently operate from 39 cities in key business and financial centers across 21 countries throughout Europe, North America, Asia, Australia and South America. We focus primarily on two business segments, Financial Advisory and Asset Management. We believe that the mix of our activities across business segments, geographic regions, industries and investment strategies helps to diversify and stabilize our revenue stream.

The Separation and Recapitalization

On May 10, 2005, we completed the initial public offering of Class A common stock of Lazard Ltd, the public offering of equity security units (“ESUs”) of Lazard Ltd, the private placements under an investment agreement with IXIS Corporate & Investment Bank (“IXIS” or, following its merger with and into its parent, “Natixis”) and the private offering of the 7.125% senior notes due 2015 of Lazard Group, primarily to recapitalize Lazard Group. We refer to these financing transactions and the recapitalization, collectively, as the “recapitalization.” As part of the recapitalization, Lazard Group used the net proceeds from the financing transactions primarily to redeem the outstanding Lazard Group membership interests of certain of its historical partners.

On May 10, 2005, Lazard Group also transferred its capital markets business, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services, and fund management activities outside of France as well as other specified non-operating assets and liabilities, to LFCM Holdings LLC, a Delaware limited liability company (“LFCM Holdings”). We refer to these businesses, assets and liabilities as the “separated businesses” and these transfers collectively as the “separation.” Except as otherwise expressly noted in this annual report on Form 10-K, the consolidated financial data of Lazard Group and Lazard Ltd reflect the results of operations and financial position of Lazard Group and Lazard Ltd and includes the separated businesses in discontinued operations for all applicable periods presented.

Prior to the separation and recapitalization, Lazard Group had operated as a limited liability company that was treated as a partnership for U.S. federal income tax purposes, with its managing directors also being members of Lazard Group. As a result, payments for services rendered by Lazard Group’s managing directors were accounted for as distributions from members’ capital, or in some cases as minority interest in net income. Furthermore, because Lazard Group historically has operated as an entity treated as a partnership in the U.S. for federal income tax purposes, Lazard Group has paid little or no taxes on profits in the U.S., other than New York City Unincorporated Business Tax (“UBT”). Therefore, Lazard Group’s operating income prior to the separation and recapitalization did not reflect most payments for services rendered by its managing directors and its provision for income taxes has not reflected U.S. corporate federal income taxes. Accordingly, results of operations for periods prior to May 10, 2005 are not comparable to results of operations for subsequent periods.

Principal Business Lines

Our business is organized around two primary segments: Financial Advisory and Asset Management.

Financial Advisory

We offer corporate, partnership, institutional, government and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”), restructurings and various other corporate finance matters. We focus on solving our clients’ most complex problems, providing advice to senior management, boards of directors and business owners of prominent companies and institutions in transactions that typically are of significant strategic and financial importance to them.

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

For the years ended December 31, 2007, 2006 and 2005, Financial Advisory net revenue totaled $1,240 million, $973 million and $865 million, respectively, accounting for approximately 64%, 65% and 66%, respectively, of our consolidated net revenue from continuing operations for the periods. We earned advisory revenue from 622 clients, 510 clients and 484 clients for the years ended December 31, 2007, 2006 and 2005, respectively. We earned $1 million or more from 230 clients, 202 clients and 184 clients for the years ended December 31, 2007, 2006 and 2005, respectively. For the years ended December 31, 2007, 2006 and 2005, the ten largest fee paying clients constituted approximately 19%, 21% and 20% of our segment net revenue, respectively, with no client individually having constituted more than 10% of segment net revenue during any of these years. For the years ended December 31, 2007, 2006 and 2005, Financial Advisory reported operating income of $319 million, $251 million and $276 million, respectively, although as noted previously, results of operations for the period prior to May 10, 2005 are not comparable to results of operations for subsequent periods. At December 31, 2007, 2006 and 2005, Financial Advisory had total assets of $812 million, $453 million, and $337 million, respectively.

We believe that we have been pioneers in offering financial advisory services on an international basis, with the establishment of our New York, Paris and London offices dating back to the nineteenth century. We maintain major local presences in the U.S., the U.K. and France, including a network of regional branch offices in the U.S. and France, as well as presences in Argentina, Australia, Brazil, Canada, Chile, Dubai, Germany, Hong Kong, India, Italy, Japan, the Netherlands, Panama, Sweden, Singapore, South Korea, Spain, Switzerland, Uruguay and mainland China.

During 2004, we entered into a joint venture with Signatura Advisory, called Signatura Lazard, which provides local and cross-border financial services in Brazil. On January 31, 2008, we acquired a 50% interest in Merchant Bankers Asociados (“MBA”), an Argentina-based financial advisory services firm with offices across Central and South America and the parent company of MBA Banco de Inversiones. In addition, on August 13, 2007, we acquired all of the outstanding ownership interests of Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies, and on July 31, 2007, we acquired all of the outstanding shares of Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”), an Australia-based financial advisory firm. We operate GAHL and CWC under the names “Lazard Middle Market” and “Lazard Carnegie Wylie”, respectively. Furthermore, on June 19, 2007, we entered into a joint cooperation agreement with Raiffeisen Investment AG (“Raiffeisen”) for merger and acquisition advisory services in Russia and the Central and Eastern European (the “CEE”) region. The cooperation between Raiffeisen, one of the CEE region’s top M&A advisors and us will provide domestic, international and cross-border expertise within Russia and the CEE region, and with the rest of the world. Raiffeisen is the M&A advisory business of Raiffeisen Zentralbank Östereich AG.

In addition to seeking business centered in the locations referred to above, we historically have focused in particular on advising clients with respect to cross-border transactions. We believe that we are particularly well known for our legacy of offering broad teams of professionals who are indigenous to their respective regions and who have long-term client relationships, capabilities and know-how in their respective regions. We also believe that this positioning affords us insight around the globe into key industry, economic, government and regulatory issues and developments, which we can bring to bear on behalf of our clients.

Services Offered

We advise clients on a wide range of strategic and financial issues. When we advise companies in the potential acquisition of another company or certain assets, our services include evaluating potential acquisition targets, providing valuation analyses, evaluating and proposing financial and strategic alternatives and rendering, if appropriate, fairness opinions. We also may advise as to the timing, structure, financing and pricing of a proposed acquisition and assist in negotiating and closing the acquisition. In addition, we may assist in executing an acquisition by acting as a dealer-manager in transactions structured as a tender or exchange offer.

When we advise clients that are contemplating the sale of certain businesses, assets or their entire company, our services include advising on the appropriate sales process for the situation, valuation issues, assisting in preparing an offering circular or other appropriate sales materials and rendering, if appropriate, fairness opinions. We also identify and contact selected qualified acquirors and assist in negotiating and closing the proposed sale. As appropriate, we also advise our clients regarding financial and strategic alternatives to a sale including recapitalizations, spin-offs, carve-outs, split-offs and tracking stocks. Our advice includes recommendations with respect to the structure, timing and pricing of these alternatives.

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

Industries Served

We seek to offer our services across most major industry groups, including, in many cases, sub-industry specialties. Our Mergers and Acquisitions managing directors and professionals are organized to provide advice in the following major industry practice areas:

•	consumer,

•	financial institutions,

•	financial sponsors,

•	healthcare and life sciences,

•	industrial,

•	power and energy/infrastructure,

•	real estate, and

•	technology, media and telecommunications.

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

In addition to our Mergers and Acquisitions and Financial Restructuring practices, we also maintain specialties in the following distinct practice areas:

•	government advisory,

•	fund raising for alternative investment funds,

•	private investment in public equity, or “PIPE”,

•	special purpose acquisition companies, or “SPACs”, and

•	corporate finance.

We endeavor to coordinate the activities of the professionals in these areas with our Mergers and Acquisitions industry specialists in order to offer clients customized teams of cross-functional expertise spanning both industry and practice area know-how.

Strategy

Our focus in our Financial Advisory business is on:

•	making a significant investment in our intellectual capital with the addition of many senior professionals who we believe have strong client relationships and industry expertise,

•	increasing our contacts with existing clients to further enhance our long-term relationships and our efforts in developing new client relationships,

•	expanding the breadth and depth of our industry expertise and selectively adding new practice areas,

•	coordinating our industry specialty activities on a global basis and increasing the integration of our industry experts with our Financial Restructuring professionals, and

•

broadening our geographic presence by adding new offices in Australia (Brisbane and Melbourne), Switzerland (Zurich), mainland China (Beijing and Shanghai) and Emirate of Dubai (Dubai City), as well as new regional offices in the U.S (Boston and Minneapolis) and entering into new strategic alliances in South America (Argentina, Brazil, Chile, Panama and Uruguay), and a joint cooperation agreement in Eastern Europe and Russia.

In addition to the expansion of our Financial Advisory team, we believe that the following external market factors may enable our Financial Advisory practice to benefit in the global mergers and acquisitions advisory business:

•	increasing demand for independent, unbiased financial advice, and

•	a potential increase in cross-border mergers and acquisitions and large capitalization mergers and acquisitions, two of our areas of historical specialization.

Going forward, our strategic emphasis in our Financial Advisory business is to leverage the investments we have made in recent years to grow our business and drive our productivity. We continue to seek to opportunistically attract outstanding individuals to this practice. We routinely reassess our strategic position and may in the future seek opportunities to further enhance our competitive position. In this regard, during 2007, as described above, we broadened our geographic footprint through acquisitions, investments and alliances in Australia, Eastern Europe, Russia and Latin America. We opened new offices in Boston, Dubai City and Zurich. In addition, as a result of acquiring GAHL, we launched “Lazard Middle Market,” which advises mid-sized private companies.

Relationship with Natixis

In April 2004, Lazard Group and IXIS (now known as Natixis) entered into a cooperation arrangement to place and underwrite securities on the French equity primary capital markets under a common brand, currently “Lazard-Natixis,” and cooperate in their respective origination, syndication and placement activities. This cooperation covers French listed companies exceeding a market capitalization of €500 million. On March 15, 2005, Lazard Group and Natixis expanded this arrangement into an exclusive arrangement within France. The cooperation arrangement also provides for an alliance in real estate advisory work with the objective of establishing a common brand for advisory and financing operations within France. It also adds an exclusive mutual referral cooperation arrangement, subject to the fiduciary duties of each firm, with the goal of referring clients from Lazard Group to Natixis for services relating to corporate banking, lending, securitizations and derivatives within France and from Natixis to Lazard Group for mergers and acquisitions advisory services within France. This expanded cooperation arrangement has an initial term of three years through May 10, 2008.

In connection with the cooperation arrangement, Lazard Group and Natixis have developed a business plan to promote mutual revenue production and sharing relating to the cooperation activities. As part of that plan, revenue from the various activities subject to the cooperation arrangement is credited towards a target weighted revenue number (the “Notional Reserve”) of €20 million (which the parties may agree to reduce if aspects of the cooperation do not take place), calculated by applying varying percentages depending on the source of the revenue plus the underwriting commissions received by Natixis for the ESUs. If at the end of the initial term of the cooperation arrangement (a) the sum of that calculation is less than the Notional Reserve, (b) the cooperation arrangement is not renewed and (c) Lazard Ltd’s Class A common stock price fails to exceed $25 per share for a specified period, Lazard Group or its affiliate will pay Natixis or one of its affiliates the difference between the Notional Reserve and the sum of (1) the weighted revenue credits and (2) any gain Natixis has realized on a sale of its investment in our securities prior to the end of the initial term of the arrangement. The level of this potential payment would depend, among other things, on the level of revenue generated by the cooperation activities. The potential payment is limited, as of December 31, 2007, to a maximum of approximately €0.8 million (subject to further reduction in certain circumstances) which would only occur if the cooperation activities generate no revenue over the course of the remaining initial period of such activities and the other conditions noted above have not been met.

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

As of December 31, 2007, total assets under management (“AUM”) were $141.4 billion, approximately 85% of which was invested in equities, 10% in fixed income, 2% in alternative investments, 2% in cash and 1% in private equity funds. As of the same date, approximately 44% of our AUM was invested in international (i.e., non-U.S. and regional non-U.S.) investment strategies, 37% was invested in global investment strategies and 19% was invested in U.S. investment strategies, and our top ten clients accounted for 27% of total AUM. Approximately 85% of our AUM as of that date was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors. Approximately 15% of AUM as of December 31, 2007 was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

The charts below illustrate the mix of our AUM as of December 31, 2007, measured by broad product strategy and by office location.

AUM BY PRODUCT	AUM BY OFFICE LOCATION

For the years ended December 31, 2007, 2006 and 2005, Asset Management net revenue totaled $725 million, $553 million and $466 million, respectively, accounting for approximately 38%, 37% and 36%, respectively, of our consolidated net revenue from continuing operations for the periods. During the same periods, Asset Management reported operating income of $185 million, $135 million and $116 million, respectively, although as noted previously results of operations for periods prior to May 10, 2005 are not comparable to results of operations for subsequent periods. At December 31, 2007, 2006 and 2005, Asset Management had $581 million, $419 million, and $308 million in total assets, respectively.

LAM and LFG

Our largest Asset Management subsidiaries are Lazard Asset Management LLC (“LAM”), with offices in New York, San Francisco, Minneapolis, Boston, San Diego, Chicago, Toronto, Montreal, London, Milan, Frankfurt, Hamburg, Tokyo, Sydney and Seoul (aggregating approximately $126.9 billion in total AUM as of December 31, 2007), and Lazard Frères Gestion (“LFG”) headquartered in Paris (aggregating approximately $13.1 billion in total AUM as of December 31, 2007). These operations, with 735 employees as of December 31, 2007, provide our business with a global presence and local identity.

Primary distinguishing features of these operations include:

•	a global footprint with global research, global mandates and global clients,

•

a broad-based team of approximately 240 investment professionals at December 31, 2007: LAM has approximately 210 investment professionals, which includes approximately 90 focused, in-house, investment analysts across all products and platforms, many of whom have substantial industry or sector specific expertise, and LFG has approximately 30 investment professionals, including nine investment analysts,

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

Our Investment Philosophy, Process and Research.    Our investment philosophy is generally based upon a fundamental security selection approach to investing. Across many of our products, we apply three key principles to investment portfolios:

•	select securities, not markets,

•	evaluate the trade-off between returns and valuations, and

•	manage risk.

In searching for equity investment opportunities, our investment professionals generally follow an investment process that incorporates several interconnected components that may include:

•	analytical framework analysis and screening,

•	accounting validation,

•	fundamental analysis,

•	security selection and portfolio construction, and

•	risk management.

At LAM, we conduct investment research on a global basis, to develop market, industry and company specific insight. Approximately 90 investment analysts, located in our worldwide offices, conduct research and evaluate investment opportunities around the world across all products and platforms. The LAM global research platform is organized around six global industry sectors:

•	consumer goods,

•	financial services,

•	health care,

•	industrials,

•	power, and

•	technology, media and telecommunications.

Our analysts recommend companies to portfolio managers and work with them on an ongoing basis to make buy and sell decisions.

At LFG, nine investment analysts conduct research and evaluate investment opportunities, primarily focused on large capitalization European companies.

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

Small Capitalization

Emerging Markets

Thematic

Convertibles*

Listed Infrastructure

Quantitative

EAFE (Non-U.S.)

Large Capitalization

Small Capitalization

Multi-Capitalization

Quantitative

Global Ex

Global Ex-U.K.

Global Ex-Japan

Global Ex-Australia

Pan-European Large Capitalization Small Capitalization Eurozone Large Capitalization** Small Capitalization** Continental European Small Cap Multi Cap Eurozone (i.e., Euro Bloc) Euro-Trend (Thematic)

U.S.

Large Capitalization**

Mid Capitalization

Small Capitalization

Multi-Capitalization

Other

U.K. (Large Capitalization)

U.K. (Small Capitalization)

Australia

France (Large Capitalization)*

France (Small Capitalization)*

Japan**

Korea

Fixed Income and Cash Management	Global Core Fixed Income High Yield Short Duration	Pan-European Core Fixed Income High Yield Cash Management* Duration Overlay Eurozone Fixed Income** Cash Management* Corporate Bonds**	U.S. Core Fixed Income High Yield Short Duration Municipals Cash Management* Non-U.S. U.K. Fixed Income

Alternative	Global Global Opportunities (Long/Short) Fund of Hedge Funds Fund of Closed-End Funds (Long and Long/Short) Convertible Arbitrage/Relative Value	Regional European Explorer (Long/Short) Emerging Income Japan (Long/Short)

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

Distribution.    We distribute our products through a broad array of marketing channels on a global basis. LAM’s marketing, sales and client service efforts are organized through a global market delivery and service network, with distribution professionals located in cities including New York, San Francisco, London, Milan, Frankfurt, Hamburg, Tokyo, Sydney and Seoul. We have developed a well-established presence in the institutional asset management arena, managing money for corporations, labor unions and public pension funds around the world. In addition, we manage assets for insurance companies, savings and trust banks, endowments, foundations and charities.

We also have become a leading firm in third-party distribution, managing mutual funds and separately managed accounts for many of the world’s largest broker-dealers, insurance companies, registered advisors and other financial intermediaries. In the area of wealth management, we cater to family offices and private clients.

LFG markets and distributes its products through 21 sales professionals based in France who target directly both individual and institutional investors.

Most of the managing directors of LAM and other key LAM employees hold LAM equity units, which entitle their holders to payments in connection with selected fundamental transactions affecting Lazard Group or LAM. For more information regarding these rights see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Alternative Investments

Lazard has a long history of making alternative investments with its own capital, usually alongside capital of qualified institutional and individual investors. These activities typically are organized in funds that make substantial or controlling investments in private or public companies, generally through privately negotiated transactions and with a view to divestment within two to seven years. While potentially risky and frequently illiquid, such investments, when successful, can yield investors substantial returns on capital and generate attractive management and performance fees for the sponsor of such funds.

As a part of the separation, we transferred to LFCM Holdings all of our alternative investment activities, except for Fonds Partenaires Gestion (“FPG”), our private equity business in France, which is a subsidiary of our Paris-based banking affiliate, Lazard Frères Banque SA (“LFB”) and is regulated by the Autorité des Marchés Financiers. We also transferred to LFCM Holdings principal investments by Lazard Group in the funds managed by the separated businesses, while we retained our investment in our French private equity funds.

LFCM Holdings operates the alternative investment business (including private equity activities) transferred to it in the separation. Consistent with our intent to support the development of the alternative investment business, including investing capital in funds managed or formed by Lazard Alternative Investments Holdings LLC (“LAI”), a subsidiary of LFCM Holdings, and in order to benefit from what we believe to be the potential of this business, we are entitled to receive from LFCM Holdings all or a portion of the payments from the incentive fees attributable to these funds (net of compensation payable to investment professionals who manage these funds) pursuant to the business alliance agreement between us and LFCM Holdings. In addition, pursuant to the business alliance agreement, we have an option to acquire the fund management activities of LAI and have the right to participate in the oversight of LFCM Holdings’ funds and consent to certain actions. We will continue to abide by our obligations with respect to transferred funds and will not compete with LFCM Holdings’ alternative investment business during the duration of our option to acquire this business. From time to time, we have considered exercising the option described above and have had preliminary conversations with LFCM Holdings in that regard.

In February 2005, Lazard Group formed Corporate Partners II Limited, a private equity fund with $1 billion of institutional capital commitments and a $100 million capital commitment from Lazard Group, the principal portion of which may require funding, at any time through 2010. As of December 31, 2007, Lazard Group contributed approximately $24 million of its capital commitment. Pursuant to the master separation and business alliance agreements entered into between Lazard Group and LFCM Holdings, this fund is managed by a subsidiary of LFCM Holdings, and Lazard Group retained a capital commitment to the fund and is entitled to receive the carried interest distributions made by the fund (other than the carried interest distributions made to investment professionals who manage the fund).

In July 2005, LFCM Holdings formed a private equity fund, Lazard Senior Housing Partners LP, which closed with capital commitments of $201 million from institutional investors, including $10 million from Lazard Group, the principal portion of which will require funding at any time through 2008. In connection with such capital commitment, Lazard Group had funded $8 million as of December 31, 2007.

Pursuant to the business alliance agreement, Lazard Group has a limited partner capital commitment to Lazard Technology Partners III, a planned investment fund to be managed and controlled by LFCM Holdings, which is contingent upon the formation of such investment fund. As of December 31, 2007, the capital commitment was 10% of the total fund capital commitments, with a minimum and maximum commitment from Lazard Group of $15 million and $20 million, respectively. As of December 31, 2007, this investment fund has not been formed and Lazard Group has not made any payment toward such contingent capital commitment.

On October 2, 2007, Lazard Funding Limited LLC (“Lazard Funding”), a wholly-owned subsidiary of Lazard Group, formed a special purpose acquisition company, Sapphire Industrials Corp. (“Sapphire”), for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. In connection with the formation of Sapphire, Lazard Funding purchased approximately 17.4 million founder units at a total cost of approximately $0.1 million. Each founders’ unit consists of one share of Sapphire common stock and one warrant to purchase one share of Sapphire common stock. On January 24, 2008, Sapphire completed an initial public offering (the “Sapphire IPO”), raising $800 million through the sale of 80 million units at an offering price of $10.00 per unit. On January 24, 2008, in connection with the Sapphire IPO, Lazard Funding purchased (i) 5 million units in the Sapphire IPO at a purchase price equal to the public offering price of $10.00 per unit (for an aggregate purchase price of $50.0 million), and (ii) an aggregate of 12.5 million warrants from Sapphire at a price of $1.00 per warrant (for a total purchase price of $12.5 million). See Note 13 of Notes to Consolidated Financial Statements for additional information regarding Sapphire and the Sapphire IPO.

As of December 31, 2007, FPG, Lazard Group’s private equity business in France, with 10 employees, consisted of a group of private equity funds and an affiliated management company with approximately $1.3 billion of AUM. Lazard Group’s investments in FPG-managed and other affiliated funds totaled approximately $27 million as of December 31, 2007.

In connection with the acquisition of CWC, Lazard now includes CWC’s private equity business as part of its Asset Management segment. CWC’s private equity business, with 12 employees, had approximately $100 million of private equity AUM as of December 31, 2007.

Strategy

Our strategic plan in our Asset Management business is to focus on delivering superior investment performance and client service and broadening our product offerings and distribution in selected areas in order to continue to drive improved business results. Over the past several years, in an effort to improve LAM’s operations and expand our business, we have:

•	focused on enhancing our investment performance,

•	improved our investment management platform by adding a number of senior investment professionals (including portfolio managers and analysts),

•	continued to strengthen our marketing and consultant relations capabilities,

•	expanded our product platform by “lifting-out” experienced portfolio managers to establish new products, and

•	launched new products such as several hedge fund strategies, Global/Regional Quantitative equities strategies and a global listed infrastructure strategy.

We believe that our Asset Management business has long maintained an outstanding team of portfolio managers and global research analysts. We intend to maintain and supplement our intellectual capital to achieve our goals. We routinely reassess our strategic position and may in the future seek acquisitions or other transactions, including the opportunistic hiring of new employees, in order to further enhance our competitive position. We also believe that our specific investment strategies, global reach, unique brand identity and access to multiple distribution channels will allow us to expand into new investment products, strategies and geographic locations. In addition, we plan to expand our participation in alternative investment activities through investments in new and successor funds.

Employees

We believe that our people are our most important asset, and it is their reputation, talent, integrity and dedication that underpin our success. As of December 31, 2007, we employed 2,458 people, which included 138 managing directors and 657 other professionals in our Financial Advisory segment and 48 managing directors and 337 other professionals in our Asset Management segment. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees worldwide. We utilize an evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for improved performance. Generally, our employees are not subject to any collective bargaining agreements, except that our employees in certain of our European offices, including France and Italy, are covered by national, industry-wide collective bargaining agreements. We believe that we have good relations with our employees.

Competition

The financial services industry, and all of the businesses in which we compete, are intensely competitive, and we expect them to remain so. Our competitors are other investment banking and financial advisory firms, broker-dealers, commercial and “universal” banks, insurance companies, investment management firms, hedge fund management firms, alternative investment firms and other financial institutions. We compete with some of our competitors globally and with others on a regional, product or niche basis. We compete on the basis of a number of factors, including quality of people, transaction execution skills, investment track record, quality of client service, individual and institutional client relationships, absence of conflicts, range of products and services, innovation, brand recognition and business reputation.

While our competitors vary by country in our Mergers and Acquisitions practice, we believe our primary competitors in securing mergers and acquisitions advisory engagements are Bear Stearns, Citigroup, Credit Suisse, Deutsche Bank AG, Goldman, Sachs & Co., JPMorgan Chase, Lehman Brothers, Mediobanca, Merrill Lynch, Morgan Stanley, Rothschild and UBS. In our Financial Restructuring practice, our primary competitors are The Blackstone Group, Greenhill & Co. and Rothschild.

We believe that our primary competitors in our Asset Management business include, in the case of LAM, Alliance Bernstein, AMVESCAP, Brandes Investment Partners, Capital Management & Research, Fidelity, Lord Abbett and Schroders and, in the case of LFG, Swiss private banks with offices in France as well as large institutional banks and fund managers. We face competition in private equity both in the pursuit of outside investors for our private equity funds and to acquire investments in attractive portfolio companies. We compete with hundreds of other funds, many of which are subsidiaries of or otherwise affiliated with large financial service providers.

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

Regulation

Our businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our stockholders or creditors. Many of our affiliates that participate in securities markets are subject to comprehensive regulations that include some form of capital structure regulations and other customer protection rules. In the U.S., certain of our subsidiaries are subject to such regulations promulgated by the SEC or FINRA (formerly the NASD). Standards, requirements and rules implemented throughout the European Union are broadly comparable in scope and purpose to the regulatory capital and customer protection requirements imposed under the SEC and FINRA rules. European Union directives also permit local regulation in each jurisdiction, including those in which we operate, to be more restrictive than the requirements of such directives, and these sometimes burdensome local requirements can result in certain competitive disadvantages to us.

In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. FINRA is a voluntary, self-regulatory body composed of members, such as our broker-dealer subsidiaries, that have agreed to abide by FINRA’s rules and regulations. The SEC, FINRA and non-U.S. regulatory organizations may examine the activities of, and may expel, fine and otherwise discipline us and our employees. The laws, rules and regulations comprising this framework of regulation and the interpretation and enforcement of existing laws, rules and regulations are constantly changing. The effect of any such changes cannot be predicted and may impact the manner of operation and profitability of our company.

Our principal U.S. broker-dealer subsidiary, Lazard Frères & Co. LLC, through which we conduct most of our U.S. Financial Advisory business, is currently registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico. As such, Lazard Frères & Co. LLC is subject to regulations governing effectively every aspect of the securities business, including the effecting of securities transactions, minimum capital requirements, record-keeping and reporting procedures, relationships with customers, experience and training requirements for certain employees and business procedures with firms that are not members of certain regulatory bodies. Lazard Asset Management Securities LLC, a subsidiary of LAM, also is registered as a broker-dealer with the SEC and FINRA and in all 50 states, the District of Columbia and Puerto Rico. Goldsmith Agio Helms Securities, Inc., a subsidiary of GAHL, is registered as a broker-dealer with the SEC and FINRA and California, Florida, Illinois, Michigan, Minnesota, New York and Ohio. Certain U.K. subsidiaries of Lazard Group, including Lazard & Co., Limited, Lazard Fund Managers Limited and Lazard Asset Management Limited, which we refer to in this annual report as, the “U.K. subsidiaries,” are regulated by the Financial Services Authority. We also have other subsidiaries that are registered as broker-dealers (or have similar non-US registration in various jurisdictions).

Compagnie Financière Lazard Frères SAS (“CFLF”), our French subsidiary through which non-corporate finance advisory activities are carried out in France, is subject to regulation by the Commission Bancaire and the Comité des Ètablissements de Crédit et des Entreprise d’Investissement for its banking activities conducted through its affiliate LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management) and FPG (private equity), are subject to regulation and supervision by the Autorité des Marchés Financiers. Our business is also subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate.

Our U.S. broker-dealer subsidiaries, including Lazard Frères & Co. LLC, are subject to the SEC’s uniform net capital rule, Rule 15c3-1, and the net capital rules of FINRA, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiaries. The uniform net capital rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below its requirements. In addition, our broker-dealer subsidiaries are subject to certain notification requirements related to withdrawals of excess net capital. Our broker-dealer subsidiaries are also subject to regulations including the USA PATRIOT Act of 2001, which impose obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence and other compliance policies and procedures. Failure to comply with these requirements may result in monetary, regulatory and, in certain cases, criminal penalties.

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

Over the past several years, European Union financial services regulators have taken steps to institute consolidated supervision over a wide range of financial services companies that conduct business in the European Union, even if their head offices are located outside of the European Union. Under the Financial Conglomerates

Directive (2002/87/EC), we, along with a number of our competitors, were required to submit to consolidated supervision by a European Union financial services regulator commencing on January 1, 2005, unless we were already subject to “equivalent” supervision by another regulator. During 2004, the SEC issued final regulations establishing a consolidated supervision framework for investment banks. Under these regulations, we can voluntarily submit to a stringent framework of rules relating to group-wide capital levels, internal risk management control systems and regulatory reporting requirements. We have elected to become subject to consolidated supervision by the SEC and formally notified the SEC of our intention in December 2004. It is possible that these regulations may ultimately require that we increase our regulatory capital, which may adversely affect our profitability and result in other increased costs. We are currently in the process of formal discussions with the SEC in connection with consolidated supervision matters and expect to be subject to consolidated supervision by the SEC sometime during 2008.

Executive Officers of the Registrant

Set forth below are the name, age, present title, principal occupation and certain biographical information for our executive officers as of February 22, 2008, all of whom have been appointed by, and serve at the pleasure of, our board of directors.

Bruce Wasserstein, 60

Mr. Wasserstein has served as Chairman and Chief Executive Officer of Lazard Group and Lazard Ltd since May 2005. Mr. Wasserstein has served as a director of Lazard Group since January 2002 and as a director of Lazard Ltd since April 2005. Mr. Wasserstein served as the Head of Lazard and Chairman of the Executive Committee of Lazard Group from January 2002 until May 2005. Prior to joining Lazard, Mr. Wasserstein was Executive Chairman at Dresdner Kleinwort Wasserstein from January 2001 to November 2001. Prior to joining Dresdner Kleinwort Wasserstein, he served as CEO of Wasserstein Perella Group (an investment banking firm he co-founded) from February 1988 to January 2001, when Wasserstein Perella Group was sold to Dresdner Bank. Prior to founding Wasserstein Perella Group, Mr. Wasserstein was the Co-Head of Investment Banking at The First Boston Corporation. Prior to joining First Boston, Mr. Wasserstein was an attorney at Cravath, Swaine & Moore. Mr. Wasserstein also currently serves as Chairman of Wasserstein & Co., LP, a private merchant bank, and is a member of the board of directors of Harry & David Holdings, Inc.

Michael J. Castellano, 61

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

Steven J. Golub, 62

Mr. Golub has served as Vice Chairman of Lazard Ltd and Chairman of the Financial Advisory Group of Lazard Ltd since May 2005. Mr. Golub has served as Vice Chairman of Lazard Group since October 2004 and as a Managing Director of Lazard Group since January 1986. Mr. Golub previously served as Chief Financial Officer from July 1997 to August 2001. Mr. Golub also served as a Senior Vice President of Lazard from May 1984 to January 1986. Prior to joining Lazard, Mr. Golub was a Partner at Deloitte Haskins & Sells from July 1980 to May 1984. Prior to joining Deloitte Haskins & Sells, he served as the Deputy Chief Accountant in the Chief Accountant’s Office of the Securities and Exchange Commission from January 1979 to June 1980. Mr. Golub currently serves on the board of directors of Minerals Technologies Inc.

Scott D. Hoffman, 45

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

Charles G. Ward, III, 55

Mr. Ward has served as President of Lazard Ltd and Chairman of the Asset Management Group of Lazard Ltd since May 2005. Mr. Ward has served as President and a Managing Director of Lazard Group since February 2002. Prior to joining Lazard, he was variously the Head or Co-Head of Global Investment Banking and Private Equity of Credit Suisse First Boston, or “CSFB,” from February 1994 to February 2002. Mr. Ward also served as a member of the Executive Board of CSFB from February 1994 to February 2002 and as President of CSFB from April 2000 to November 2000. Prior to joining CSFB, Mr. Ward co-founded Wasserstein Perella Group in February 1988 and served as President of Wasserstein Perella & Co. from January 1990 to February 1994. Prior to serving at Wasserstein Perella & Co., Mr. Ward was Co-Head of Mergers and Acquisitions and the Media Group at The First Boston Corporation where he worked from July 1979 to February 1988. Mr. Ward currently serves on the board of directors of Sapphire Industrials Corp.

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

Our public internet site is http://www.lazard.com. and the investor relations section of our public internet site is located at http://www.lazard.com/InvestorRelations/SEC-Filings.aspx. We will make available free of charge, on or through the investor relations section of our internet site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request of any shareholder to the Investor Relations Department, are charters for the Company’s Audit Committee, Compensation Committee and Nominating & Governance Committee. Copies of these charters and our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees are also posted on our website in the “Corporate Governance” section.

Item 1A.	Risk Factors

You should carefully consider the following risks and all of the other information set forth in this annual report, including our consolidated financial statements and related notes. The risk factors set forth below primarily relate to the business of Lazard Group. These risks also affect Lazard Ltd because Lazard Ltd has no material assets as of December 31, 2007 other than indirect ownership of approximately 48.3% of the common membership interests in Lazard Group and its controlling interest in Lazard Group. The following risks comprise material risks of which we are aware. If any of the events or developments described below actually occurred, our business, financial condition or results of operations would likely suffer.

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

Lazard Group has experienced several significant events in recent years, including our transformation from a private to a public company. In general, our industry continues to experience change and exerts competitive pressures for retaining top talent, which makes it more difficult for us to retain professionals. If any of our managing directors and other key professional employees were to join an existing competitor, form a competing company or otherwise leave us, some of our clients could choose to use the services of that competitor or some other competitor instead of our services. The employment arrangements, non-competition agreements and retention agreements we have entered into with our managing directors and other key professional employees may not prevent our managing directors and other key professional employees from resigning from practice or competing against us. In addition, these arrangements and agreements have a limited duration and will expire after a certain period of time. Since our transformation to a public company, we continue to be subject to the intense competition in the financial services industry regarding the recruitment and retention of key professionals, and have experienced a few departures from and added to our professional ranks as a result. In connection with our transformation to a public company we adopted a compensation policy that provides that our employee compensation and benefits expense, including amounts payable to our managing directors, will not exceed 57.5% of operating revenue (although we retain the ability to change this policy in the future). For the year ended December 31, 2007, such employee compensation and benefits expenses was 55.7% of operating revenue, including amortization of restricted stock unit grants under our 2005 Equity Incentive Plan which starts at the date of grant.

During periods of favorable market conditions we would expect to be able to achieve this target without negatively impacting the financial packages for our managing directors and other key employees. However, during periods of adverse market conditions, we may face additional retention pressures as a result of potential reductions in payments for services rendered by our managing directors and other key employees. Also, the expiration in May, 2008 of the initial transfer restrictions on the LAZ-MD Holdings exchangeable interests held by our managing directors may create additional retention pressures. Furthermore, as a result of the intense competition for financial services professionals, we, like our competitors, may not be able to retain each of the key employees and managing directors that we desire to keep and, even if we can, we may not be able to retain them at compensation levels that will allow us to achieve our target ratio of compensation expense-to-operating revenue.

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

Our Asset Management business also would be expected to generate lower revenue in a market or general economic downturn. Under our Asset Management business’ arrangements, investment advisory fees we receive typically are based on the market value of AUM. Accordingly, a decline in the prices of securities would be expected to cause our revenue and income to decline by:

•	causing the value of our AUM to decrease, which would result in lower investment advisory fees,

•	causing negative absolute performance returns for some accounts which have performance-based incentive fees, which would result in a reduction of revenue from such fees, or

•

causing some of our clients to withdraw funds from our Asset Management business in favor of investments they perceive as offering greater opportunity or lower risk, which also would result in lower investment advisory fees.

If our Asset Management revenue declines without a commensurate reduction in our expenses, our net income will be reduced. In addition, in the event of a market downturn, our alternative investment and private equity practice also may be impacted by reduced exit opportunities in which to realize the value of its investments.

A majority of our revenue is derived from Financial Advisory fees, which are not long-term contracted sources of revenue and are subject to intense competition, and declines in our Financial Advisory engagements could have a material adverse effect on our financial condition and results of operations.

We historically have earned a substantial portion of our revenue from advisory fees paid to us by our Financial Advisory clients, which fees usually are payable upon the successful completion of a particular transaction or restructuring. For example, for the year ended December 31, 2007, Financial Advisory services accounted for approximately 64% of our consolidated net revenue. We expect that we will continue to rely on Financial Advisory fees for a substantial portion of our revenue for the foreseeable future, and a decline in our advisory engagements or the market for advisory services would adversely affect our business, financial condition and results of operations.

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

In many cases, we are paid for advisory engagements only upon the successful consummation of the underlying merger or acquisition transaction or restructuring. As a result, our Financial Advisory business is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, a client could delay or terminate an acquisition transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board of directors or stockholder approvals, failure to secure necessary financing, adverse market conditions or because the target’s business is experiencing unexpected operating or financial problems. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness, for example, due to a failure to reach agreement with its principal creditors. In these circumstances, we often do not receive any advisory fees other than the reimbursement of certain expenses despite the fact that we devote resources to these transactions. Accordingly, the failure of one or more transactions to close either as anticipated or at all could materially adversely affect our business, financial condition or results of operations. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

If the number of debt defaults, bankruptcies or other factors affecting demand for our Financial Restructuring services declines, or we lose business to certain new entrants to the financial restructuring advisory practice who are no longer precluded from offering such services due to changes to the U.S. Bankruptcy Code, our Financial Restructuring practice’s revenue could suffer.

We provide various financial restructuring and restructuring-related advice to companies in financial distress or to their creditors or other stakeholders. Historically, the fees from financial restructuring related services have been a significant part of our Financial Advisory revenue. A number of factors affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing and changes to laws, rules and regulations, including deregulation or privatization of particular industries and those that protect creditors.

Section 327 of the U.S. Bankruptcy Code requires that “disinterested persons” be employed in a restructuring. The definition of “disinterested person” has been modified. As previously in effect, certain of our competitors were disqualified from being employed in restructurings as a result of their status as an underwriter of securities. This basis for disqualification, however, no longer applies. Historically, we were not often disqualified from obtaining a role in a restructuring because we have not been a significant underwriter of securities. The change of the “disinterested person” definition allows for more financial services firms to compete for restructuring engagements and make recruiting and retaining of professionals more difficult. If our competitors succeed in being retained in new restructuring engagements, our Financial Restructuring practice, and thereby our results of operations, could be materially adversely affected.

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

Investment performance affects our AUM relating to existing clients and is one of the most important factors in retaining clients and competing for new Asset Management business. Poor investment performance could impair our revenue and growth because:

•	existing clients might withdraw funds from our Asset Management business in favor of better performing products, which would result in lower investment advisory fees,

•	our incentive fees, which provide us with a set percentage of returns on some alternative investment and private equity funds and other accounts, would decline,

•	third-party financial intermediaries, advisors or consultants may rate our products poorly, which may result in client withdrawals and reduced asset flows from these third parties or their clients, or

•	firms with which we have strategic alliances may terminate such relationships with us, and future strategic alliances may be unavailable.

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

Even when securities prices are rising generally, performance can be affected by investment style. Many of the equity investment strategies in our Asset Management business share a common investment orientation towards fundamental security selection. We believe this style tends to outperform the market in some market environments and underperform it in others. In particular, a prolonged growth environment may cause certain investment strategies to go out of favor with some clients, consultants or third-party intermediaries. In combination with poor performance relative to peers, changes in personnel, extensive periods in particular market environments or other difficulties, this may result in significant client or asset departures or a reduction in AUM.

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

In addition, in the U.S., as required by the Investment Company Act, each of our investment advisory contracts with the mutual funds we advise or subadvise automatically terminates upon its “assignment.” Each of our other investment advisory contracts subject to the provisions of the Investment Advisers Act provide, as required by the act, that the contract may not be “assigned” without the consent of the customer. A sale of a sufficiently large block of shares of our voting securities or other transactions could be deemed an “assignment” in certain circumstances. An assignment, actual or constructive, would trigger these termination provisions and could adversely affect our ability to continue managing client accounts.

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

Our historical alternative investment activities involve increased levels of investments in relatively high-risk, illiquid assets, and we may lose some or all of the principal amount that we invest in these activities or fail to realize any profits from these activities for a considerable period of time.

We intend to expand our participation in alternative investment activities through investments in new and successor funds, and we may exercise our option under the business alliance agreement between Lazard Group and LFCM Holdings to acquire the alternative investment business and related principal investments from LFCM Holdings.

The revenue from this business is derived primarily from management fees calculated as a percentage of AUM and incentive fees, which are earned if investments are profitable over a specified threshold. Our ability to form new alternative investment funds is subject to a number of uncertainties, including past performance of our funds, market or economic conditions, competition from other fund managers and the ability to negotiate terms with major investors. In addition, the payments we are entitled to receive from LFCM Holdings under the terms of the business alliance agreement in respect of our continued involvement with LFCM Holdings are based on the carried interests received in connection with LFCM Holdings-managed funds.

In addition, we expect to make principal investments in new alternative investments (including private equity funds and special purpose acquisition companies), that may be established by us or by LFCM Holdings, and to continue to hold principal investments in several funds managed by LFCM Holdings. The kinds of investments made by these funds are generally in relatively high-risk, illiquid assets. Contributing capital to these funds is risky, and we may lose some or all of the principal amount of our investments. Because it may take several years before attractive investment opportunities are identified, some or all of the capital committed by us to these funds is likely to be invested in government securities, other short-term, highly rated debt securities and money market funds that traditionally have offered investors relatively lower returns. In addition, the investments in these funds are adjusted for accounting purposes to fair market value at the end of each quarter, and our allocable share of these gains or losses will affect our revenue, even though such market fluctuations may have no cash impact, which could increase the volatility of our earnings. It takes a substantial period of time to identify attractive alternative investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value of an investment through resale. Even if an alternative investment proves to be profitable, it may be several years or longer before any profits can be realized in cash or other proceeds.

Our results of operations may be affected by market fluctuations related to positions held in our investment portfolios.

We invest capital in corporate and non-U.S. government debt securities in conjunction with the commercial banking activities of LFB and in equities in order to seed LAM equity and alternative investment funds, and for general corporate purposes. Such investments are subject to market fluctuations due to the change in the level of market prices of securities, rates or other market factors, such as liquidity. These investments are adjusted for accounting purposes to fair market value at the end of each quarter regardless of our intended holding period and the related gains or losses with respect to a substantial portion of the investments will affect our revenue and therefore may increase the volatility of our earnings, even though such gains or losses may not be realized.

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

As of December 31, 2007, Lazard Group and its subsidiaries had approximately $1.8 billion in debt outstanding. This debt has certain mandated payment obligations, which may constrain our ability to operate our business. In addition, in the future we may need to incur debt or issue equity in order to fund our working capital requirements or refinance existing indebtedness, as well as to make acquisitions and other investments. We will also be required to remarket $437.5 million of debt associated with our ESUs in May, 2008. The amount of our debt obligations may impair our ability to raise debt or issue equity for financing purposes. Our access to funds also may be impaired if regulatory authorities take significant action against us, or if we discover that any of our employees had engaged in serious unauthorized or illegal activity. In addition, our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. These ratings are assigned by rating agencies, which may reduce or withdraw their ratings or place us on “credit watch” with negative implications at any time. Furthermore, the debt capital markets have experienced significant volatility in the recent past, which may make it difficult for us to issue or remarket debt at attractive yields. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may pursue acquisitions or joint ventures that could present unforeseen integration obstacles or costs.

We routinely assess our strategic position and may in the future seek acquisitions or other transactions to further enhance our competitive position. We have in the past pursued joint ventures and other transactions aimed at expanding the geography and scope of our operations. For example, we have a cooperation arrangement with Natixis to promote mutually beneficial revenue production and sharing relating to cooperation activities. See “Business—Principal Business Lines—Financial Advisory—Relationship with Natixis.” During 2007, we acquired all of the outstanding ownership interests of GAHL and CWC, we entered into a joint cooperation agreement with Raiffeisen and we entered into a shareholders agreement to acquire a 50% interest in MBA, with this transaction closing on January 31, 2008. We expect to continue to explore acquisitions and partnership or strategic alliance opportunities that we believe to be attractive.

Acquisitions and joint ventures involve a number of risks and present financial, managerial and operational challenges, including potential disruption of our ongoing business and distraction of management, difficulty with integrating personnel and financial and other systems, hiring additional management and other critical personnel and increasing the scope, geographic diversity and complexity of our operations. Our clients may react unfavorably to our acquisition and joint venture strategy, we may not realize any anticipated benefits from acquisitions, we may be exposed to additional liabilities of any acquired business or joint venture, and we may not be able to renew on similar terms (or at all) previously successful joint ventures or similar arrangements, any of which could materially adversely affect our revenue and results of operations.

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

Specific regulatory changes also may have a direct impact on the revenue of our Asset Management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. For example, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, continues to be examined and may in the future be limited or modified. Although a substantial portion of the research relied on by our Asset Management business in the investment decision-making process is generated internally by our investment analysts, external research, including external research paid for with soft dollars, is important to the process. This external research generally is used for information gathering or verification purposes, and includes broker-provided research, as well as third-party provided databases and research services. For the year ended December 31, 2007, our Asset Management business obtained research and other services through soft dollar arrangements, the total cost of which we estimate to be approximately $14.9 million. If the use of soft dollars is limited, we may have to bear some of these costs. In addition, new regulations regarding the management of hedge funds may impact our Asset Management business and result in increased costs. These regulatory changes and other proposed or potential changes, may result in a reduction of revenue associated with our Asset Management business.

See “Business—Regulation” for a further discussion of the regulatory environment in which we conduct our businesses.

Fluctuations in foreign currency exchange rates could lower our net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM.

We are exposed to fluctuations in foreign currencies. Our financial statements are denominated in U.S. dollars and, for the year ended December 31, 2007, we received approximately 49% of our consolidated net revenue in other currencies, predominantly in euros and British pounds. In addition, we pay a significant amount of our expenses in such other currencies. The exchange rates of these currencies versus the U.S. dollar may affect our net income. We do not generally hedge such non-dollar foreign exchange rate exposure arising in our subsidiaries outside of the U.S. Fluctuations in foreign currencies may also make period to period comparisons of our results of operations difficult.

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

dollar denominated revenue in our Asset Management business. While this risk may be limited by foreign currency hedging, some risks cannot be hedged and our hedging activity may not be successful. Poor performance may result in decreased AUM, including as a result of withdrawal of client assets or a decrease in new assets being raised in the relevant product.

Our only material asset is our indirect interests in Lazard Group, and, accordingly, we are dependent upon distributions from Lazard Group to pay dividends and taxes and other expenses.

Lazard Ltd is a holding company and, as of December 31, 2007, had no material assets other than the indirect ownership of approximately 48.3% of the common membership interests in Lazard Group and indirect control of both of the managing members of Lazard Group. Lazard Ltd controls Lazard Group through this managing member position. We have no independent means of generating significant revenue. Our wholly-owned subsidiaries incur income taxes on their proportionate share of any net taxable income of Lazard Group in their respective tax jurisdictions. We intend to continue to cause Lazard Group to make distributions to its members, including our wholly-owned subsidiaries, in an amount sufficient to cover all applicable taxes payable by us and dividends, if any, declared by us. To the extent that our subsidiaries need funds to pay taxes on their share of Lazard Group’s net taxable income, or if Lazard Ltd needs funds for any other purpose, and Lazard Group is restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our business, financial condition or results of operations.

Earnings of Lazard Group allocable to LAZ-MD Holdings are taxed at higher tax rates than earnings allocable to Lazard Ltd, which results in less cash being available to Lazard Group than would otherwise be available to it.

The managing directors of Lazard Group and other owners of LAZ-MD Holdings generally are taxed at a higher rate on their allocable share of Lazard Group’s earnings than that paid by Lazard Ltd. Lazard Group makes tax-related distributions based on the higher of the effective income and franchise tax rate applicable to Lazard Ltd’s subsidiaries that hold the Lazard Group common membership interests and the weighted average income tax rate (based on income allocated) applicable to LAZ-MD Holdings’ members, determined in accordance with Lazard Group’s operating agreement. In the event that tax rates applicable to members of LAZ-MD Holdings increase, the pro rata distributions from Lazard Group to its members, including Lazard Ltd’s subsidiaries, may increase correspondingly. Therefore, because distributions by Lazard Group to its members are made on a pro rata basis, tax-related distributions to Lazard Ltd’s subsidiaries exceed the taxes Lazard Ltd’s subsidiaries actually pay or expect to pay. This results in less cash being available to Lazard Group than would otherwise be available to it, and in cash being held by Lazard Ltd’s subsidiaries in excess of what they actually pay for taxes or hold for expected future payments. We intend to lend to Lazard Group a significant portion of such excess cash.

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

Our effective tax rate for 2007 is based upon the application of currently applicable income tax laws, regulations and treaties, current judicial and administrative authorities interpreting those income tax laws, regulations and treaties, and upon our non-U.S. subsidiaries’ ability to qualify for benefits under those treaties, and that a portion of their income is not subject to U.S. tax as effectively connected income. Moreover, those income tax laws, regulations and treaties, and the administrative and judicial authorities interpreting them, are subject to change at any time, and any such change may be retroactive.

Our effective tax rate for 2007 is based upon our non-U.S. subsidiaries qualifying for treaty benefits. The eligibility of our non-U.S. subsidiaries for treaty benefits generally depends upon, among other things, at least 50% of the principal class of shares in such subsidiaries being “ultimately owned” by U.S. citizens and persons that are “qualified residents” for purposes of the treaty. It is possible that this requirement may not be met, and even if it is met, we may not be able to document that fact to the satisfaction of the IRS. If our non-U.S. subsidiaries are not treated as eligible for treaty benefits, such subsidiaries will be subject to additional U.S. taxes, including “branch profits tax” on their “effectively connected earnings and profits” (as determined for U.S. federal income tax purposes) at a rate of 30% rather than a treaty rate of 5%.

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

In the ordinary course of our business, we are subject to tax audits in various jurisdictions. Tax authorities may challenge our tax computations, including our transfer pricing methods, and their application. While we believe our tax computations, including transfer pricing results, are correct and properly reflected on our financial statements, the tax authorities may disagree.

Recently introduced U.S. tax legislation would, if enacted in its proposed form, preclude Lazard Ltd from qualifying for treatment as a partnership for U.S. federal income tax purposes, which could impact our effective tax rate starting in 2013.

On June 14, 2007, the Chairman and the Ranking Republican Member of the United States Senate Committee on Finance introduced legislation that would tax as corporations those publicly traded partnerships that directly or indirectly derive any income from investment adviser or asset management services. This new legislation, if enacted in its proposed form, would be effective as of June 14, 2007, and, under a transition rule, it would apply to Lazard Ltd in respect of Lazard Ltd’s taxable year beginning January 1, 2013. Such legislation, as proposed, may impact Lazard Ltd’s U.S. tax liability. At this time we are unable to predict with any degree of certainty the impact, if any, this proposed legislation will have on our effective tax rate in 2013 and thereafter if it is enacted.

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

As a general matter, in connection with a fundamental transaction that triggers the LAM equity units, the holders of the LAM equity units would be entitled in the aggregate, as of December 31, 2007, to approximately 23% of the net proceeds or imputed valuation of LAM in such transaction after deductions for payment to creditors of LAM and the return of capital in LAM. As of December 31, 2007, LAM’s capital for these purposes totaled approximately $53 million, all of which is owned by Lazard Group. Holders of LAM equity units may not necessarily be employed by us at the time of such event, and, to the extent that their units were vested, they would remain entitled to any such payment. We have no current intention to cause or otherwise trigger a fundamental transaction that would give rise to payment obligations to holders of interests of LAM. The board of directors of LAM, a majority of which is appointed by us, may, in its discretion, grant, subject to specified vesting conditions, LAM equity interests that include profit rights to managing directors of, and other persons providing services to, LAM, as a portion of their ongoing compensation. No such LAM equity interests have been granted as of December 31, 2007, nor is there any present intention to do so. However, the provisions of the LAM limited liability company agreement that govern the LAM equity units may impair our ability to sell assets or securities of LAM in the future or otherwise limit our operational flexibility and could result in a substantial amount of consideration being payable to key employees of our Asset Management business, impairing our ability to retain these persons and adversely affecting our business, results of operations or financial condition.

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

The LAZ-MD Holdings exchangeable interests are subject to restrictions on transfer and the timing of exchange. Most of these restrictions on the timing of exchange will lapse in May, 2008. Managing directors who remain with Lazard through such date may subsequently leave Lazard without losing their right to early exchangeability of their LAZ-MD Holdings exchangeable interests. In addition, those managing directors who had capital interests and rights at Lazard Group that were exchanged in the separation for capital interests and rights in LAZ-MD Holdings, had an aggregate of 50% of those LAZ-MD Holdings capital interests and rights redeemed in May, 2006 and had the remainder redeemed in May, 2007. The steps we have taken to encourage the continued service of these individuals may not be effective.

Our financial performance depends on our ability to achieve our target compensation expense level, and the failure to achieve this target level may materially adversely affect our results of operations and financial position.

A key driver of our profitability is our ability to generate revenue while achieving our compensation expense levels. We intend to operate at or below our target level of compensation and benefits expense. Our policy is that our compensation and benefits expense will not exceed 57.5% of operating revenue each year. Compensation and benefits expense was 55.7%, 56.7% and 57.0% of operating revenue for the years ended December 31, 2007, 2006 and 2005, respectively (with the 2005 percentage being pro forma to exclude amounts relating to the separated businesses, but including payments for minority interest for services rendered by LAM managing directors and employee members of LAM and services rendered by other managing directors). Increased competition for senior professionals, changes in the financial markets generally or other factors could prevent us from continuing to maintain this objective. Failure to achieve this target ratio may materially adversely affect our results of operations and financial position.

Lazard Ltd is controlled by LAZ-MD Holdings and, through the amended and restated LAZ-MD Holdings stockholders’ agreement, by certain of our managing directors, whose interests may differ from those of other stockholders and our note holders.

LAZ-MD Holdings holds Lazard Ltd’s Class B common stock. Pursuant to the LAZ-MD Holdings stockholders’ agreement, the members of LAZ-MD Holdings party to that agreement are individually entitled to direct LAZ-MD Holdings how to vote their proportionate interest in Lazard Ltd’s Class B common stock on an as-if-exchanged basis. The voting power associated with the Class B common stock is intended to mirror the members’ indirect economic interest in Lazard Group. Through the LAZ-MD Holdings stockholders’ agreement, the members currently are able to effectively exercise control over all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions, and other matters affecting the members. This voting power may have the effect of delaying or preventing a change in control of Lazard Ltd.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding the Company’s internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2007. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could have a material adverse effect on our business.

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

We currently have a number of ongoing obligations in respect of which, pursuant to the master separation agreement and other ancillary agreements, LFCM Holdings is providing certain indemnities. For example, we entered into an arrangement with LFCM Holdings relating to the costs of excess space in the U.K. LFCM Holdings will pay to Lazard Group $25 million in the aggregate, of which $17.3 million was due and paid through December 31, 2007.

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

As of December 31, 2007, LAZ-MD Holdings held approximately 51.7% of Lazard Ltd’s voting power through Lazard Ltd’s single share of Class B common stock and 51.7% of the outstanding Lazard Group common membership interests. In addition, LAZ-MD Holdings’ board of directors is composed of five individuals, all of whom are managing directors or officers of Lazard Ltd or its affiliates, including its Vice Chairman and its President. Lazard Group’s board of directors and executive officers are the same as those of Lazard Ltd. The voting and equity ownership of LAZ-MD Holdings and its members, and the service of officers and managing directors of our company as directors of LAZ-MD Holdings, could create conflicts of interest when LAZ-MD Holdings and those directors and officers are faced with decisions that could have different implications for LAZ-MD Holdings and us, including potential acquisitions of businesses, the issuance or disposition of securities by us, the election of new or additional directors of Lazard Ltd, the payment of dividends by Lazard Ltd and Lazard Group, our relationship with LFCM Holdings and other matters. We also expect that LAZ-MD Holdings will manage its ownership of us so that it will not be deemed to be an investment company under the Investment Company Act, including by maintaining its voting power in Lazard Ltd above 25% absent an applicable exemption or exclusion from the Act. This may result in conflicts with us, including those relating to acquisitions or offerings by us involving issuances of Lazard Ltd’s common stock or securities convertible or exchangeable into shares of Lazard Ltd’s common stock that would dilute LAZ-MD Holdings’ voting power in Lazard Ltd.

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

In addition, Mr. Wasserstein, our Chairman and Chief Executive Officer, serves as the Chairman and is the majority owner of Wasserstein Holdings, LLC, the ultimate general partner of Wasserstein & Co., LP, a separate merchant banking firm that may compete with LFCM Holdings’ or our alternative investment and private equity fund management activities.

We may have potential business conflicts of interest with LAZ-MD Holdings and LFCM Holdings with respect to our past and ongoing relationships that could harm our business operations.

Pursuant to the LAZ-MD Holdings amended and restated stockholders’ agreement, LAZ-MD Holdings will vote the single share of Lazard Ltd Class B common stock, which, as of December 31, 2007, represented approximately 51.7% of Lazard Ltd’s voting power, as directed by its individual members who are party to that agreement. These same persons generally own and control LFCM Holdings, which holds the separated businesses. In addition, several employees of Lazard provide services to LFCM Holdings. Conflicts of interest may arise between LFCM Holdings and us in a number of areas relating to our past and ongoing relationships, including:

•	labor, tax, employee benefits, indemnification and other matters arising from the separation,

•	intellectual property matters,

•	business combinations involving us,

•

business operations or business opportunities of LFCM Holdings or us that would compete with the other party’s business opportunities, including investment banking by us and the management of alternative investment funds by LFCM Holdings, particularly as some of the managing directors provide services to LFCM Holdings,

•

the terms of the master separation agreement and related ancillary agreements, including the operation of the alternative investment fund management business and Lazard Group’s option to purchase the business,

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

The “Lazard” brand name has 160 years of heritage, connoting, we believe, world-class professional advice, independence and global capabilities with deeply rooted, local know-how. LFCM Holdings operates as a separate legal entity, and Lazard Group licensed to subsidiaries of LFCM Holdings that operate the separated businesses the use of the “Lazard” brand name for certain specified purposes, including in connection with alternative investment fund management and capital markets activities. As these subsidiaries of LFCM Holdings historically have and will continue to use the “Lazard” brand name, and because we no longer control these entities, there is a risk of reputational harm to us if these subsidiaries have, or in the future were to, among other things, engage in poor business practices, experience adverse results or otherwise damage the reputational value of the “Lazard” brand name. These risks could expose us to liability and also may adversely affect our revenue and our business prospects.

Our subsidiaries will be required to pay LFCM Holdings for most of the benefit relating to any additional tax depreciation or amortization deductions our subsidiaries may claim as a result of the tax basis step-up our subsidiaries receive in connection with the equity public offering and related transactions.

In connection with our secondary offering in December, 2006, LAZ-MD Holdings exchangeable interests were, in effect, partially exchanged for shares of our common stock. Additional exchanges are scheduled to take place in the future. The redemption and the exchanges may result in increases in the tax basis of the tangible and intangible assets of Lazard Group attributable to our subsidiaries’ interest in Lazard Group that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that our subsidiaries would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

Our subsidiaries entered into a tax receivable agreement with LFCM Holdings that provides for the payment by our subsidiaries to LFCM Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. We expect to benefit from the remaining 15% of cash savings realized. Our subsidiaries have the right to terminate the tax receivable agreement at any time for an amount based on an agreed value of certain payments remaining to be made under the tax receivable agreement at such time. While the actual amount and timing of any payments under this agreement will vary depending upon a number of factors, including the timing of exchanges, the extent to which such exchanges are taxable, the allocation of the step-up among the Lazard Group assets, and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of Lazard Group attributable to our subsidiaries’ interest in Lazard Group, during the 24-year term of the tax receivable agreement, the payments that our subsidiaries may make to LFCM Holdings could be substantial. If the LAZ-MD Holdings exchangeable interests had been effectively exchanged in a taxable transaction for common stock at the close of business on December 31, 2007, the aggregate increase in tax basis attributable to our subsidiaries’ interest in Lazard Group would have been approximately $3.4 billion (based on the then closing price per share of our common stock on the NYSE of $40.68), including the increase in tax basis associated with the redemption and recapitalization. The potential future increase in tax basis will depend on the Lazard common stock price at the time of exchange. The cash savings that our subsidiaries would actually realize as a result of this increase in tax basis likely would be significantly less than this amount multiplied by our effective tax rate due to a number of factors, including sufficient taxable income to absorb the increase in tax basis, the allocation of the increase in tax basis to foreign or non-amortizable assets, the impact of the increase in the tax basis on our ability to use foreign tax credits and the rules relating to the amortization of intangible assets. Our ability to achieve benefits from any such increase, and the payments to be made under this agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.

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

We do not believe that Lazard Ltd is an “investment company” under the Investment Company Act, because Lazard Ltd has the power to appoint and remove the Lazard Group managing members. If Lazard Ltd were to cease participation in the management of Lazard Group or not be deemed to have a majority of the voting power of Lazard Group, its interest in Lazard Group could be deemed an “investment security” for purposes of the Investment Company Act. Similarly, we do not believe that LAZ-MD Holdings is an “investment company” under the Investment Company Act, because LAZ-MD Holdings currently holds a majority of Lazard Ltd’s voting power through Lazard Ltd’s Class B common stock, and Lazard Ltd owns a majority of the voting power of Lazard Group. If LAZ-MD Holdings were to cease to hold a majority of the voting power of Lazard Ltd, or Lazard Ltd were to cease to hold a majority of the voting power of Lazard Group, LAZ-MD Holdings’ interests in Lazard Group could be deemed an “investment security” for purposes of the Investment Company Act. Generally, a person is an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items), absent an applicable exemption. Lazard Ltd has no material assets other than direct and indirect ownership of Lazard Group common membership interests and its controlling interest in Lazard Group. A determination that this investment was an investment security could result in Lazard Ltd being an investment company under the Investment Company Act and becoming subject to the registration and other requirements of the Investment Company Act. Similarly, LAZ-MD Holdings has no material assets other than its ownership of Lazard Group common membership interests, Lazard Ltd’s Class B common stock and cash. If LAZ-MD Holdings were to cease to hold a majority of the voting power of Lazard Ltd, but continued to own more than 25% of the voting power, it intends to rely on Rule 3a-1 under the Investment Company Act. Rule 3a-1 provides an exclusion from registration as an investment company if a company meets both an asset and an income test and is not otherwise primarily engaged in an investment company business by, among other things, holding itself out to the public as such or by taking controlling interests in companies with a view to realizing profits through subsequent sales of these interests. Generally speaking, a company satisfies the asset test of Rule 3a-1 if it has no more than 45% of the value of its total assets (adjusted to exclude U.S. government securities and cash) in the form of securities other than interests in majority owned subsidiaries and companies which it primarily and actively controls. A company satisfies the income test of Rule 3a-1 if it has derived no more than 45% of its net income for its last four fiscal quarters combined from securities other than interests in majority owned subsidiaries and primarily and actively controlled companies, which it engages primarily in a business other than investing in securities. LAZ-MD Holdings believes that its ownership of more than 25% of the voting power of Lazard Ltd would allow it to rely on Rule 3a-1. A determination that LAZ-MD Holdings is not entitled to rely on Rule 3a-1 could result in LAZ-MD Holdings being an investment company, unless another exemption or exclusion is available, and becoming subject to the registration and other requirements of the Investment Company Act.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements under the captions “Business”, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this annual report on Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties outlined in “Risk Factors,” including the following:

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

Forward-looking statements include, but are not limited to, statements about the:

•	business’ possible or assumed future results of operations and operating cash flows,

•	business’ strategies and investment policies,

•	business’ financing plans and the availability of short-term borrowing,

•	business’ competitive position,

•	future acquisitions, including the consideration to be paid and the timing of consummation,

•	potential growth opportunities available to our businesses,

•	recruitment and retention of our managing directors and employees,

•	target levels of compensation expense,

•	business’ potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,

•	likelihood of success and impact of litigation,

•	expected tax rate,

•	changes in interest and tax rates,

•	expectation with respect to the economy, securities markets, the market for mergers and acquisitions activity, the market for asset management activity and other industry trends,

•	effects of competition on our business, and

•	impact of future legislation and regulation on our business.

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

The following table lists the properties used for the entire Lazard organization as of December 31, 2007, including properties used by the separated businesses. As a general matter, one or both of our Financial Advisory and Asset Management segments uses the following properties. We license and sublease to LFCM Holdings certain office space, including office space that is used by the separated businesses. This includes subleasing or licensing approximately 35,530 square feet in New York, New York located at 30 Rockefeller Plaza to LFCM Holdings. Additionally, our New York, London and other offices sublease 37,235, 55,676 and 16,765 square feet, respectively, to third parties. We remain fully liable for the subleased space to the extent LFCM Holdings, or the third parties, fail to perform their obligations under the subleases for any reason. In addition, LFCM Holdings entered into indemnity arrangements in relation to excess space and abandoned former premises in London.

Location	Square Footage	Comments
New York	380,354 square feet of leased space	Key office located at 30 Rockefeller Plaza, New York, New York 10020. (Includes 67,959 square feet subleased by us.)
Other North America	128,115 square feet of leased space	Includes offices in Atlanta, Chicago, Houston, Los Angeles, Minneapolis, Montreal, San Francisco, Boston and Toronto.
Paris	170,644 square feet of owned and leased space	Key office located at 121 Boulevard Haussmann, 75008 Paris.
London	86,695 square feet of leased space	Key office located at 50 Stratton Street, London W1J 8LL.
Other Europe	99,844 square feet of leased space	Includes offices in Amsterdam, Berlin, Bordeaux, Frankfurt, Hamburg, Lyon, Madrid, Milan, Rome, Zurich and Stockholm.
Asia, Australia and Other	70,039 square feet of leased space	Includes offices in Mumbai, Hong Kong, Seoul, Singapore, Sydney, Melbourne, Tokyo, Beijing and Dubai City.

We believe that we currently maintain sufficient space to meet our anticipated needs.

Item 3.	Legal Proceedings

The Company’s businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. The Company is involved in a number of judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses. The Company reviews such matters on a case by case basis and establishes any required reserves in accordance with SFAS No. 5, “Accounting For Contingencies.” Management believes, based on currently available information, that the results of such matters, in the aggregate, will not have a material adverse effect on the Company’s financial condition but might be material to the Company’s operating results or cash flows for any particular period, depending upon the operating results for such period.

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

Our common stock is traded in The New York Stock Exchange under the symbol “LAZ.” There is no publicly traded market for our Class B common stock which is held by LAZ-MD Holdings. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our Class A common stock, as reported in the consolidated transaction reporting system, and the quarterly dividends declared during 2007 and 2006.

Price Range of Our Common Stock

	Sales Price		Dividends per Share of Common Stock
	High	Low
2007
Fourth quarter	$52.89	$38.36	$0.09
Third quarter	$49.75	$34.72	$0.09
Second quarter	$56.25	$43.88	$0.09
First quarter	$56.90	$46.33	$0.09

2006
Fourth quarter	$49.28	$38.15	$0.09
Third quarter	$42.05	$33.75	$0.09
Second quarter	$48.90	$35.22	$0.09
First quarter	$46.06	$31.00	$0.09

As of February 15, 2008, there were approximately 26 holders of record of our common stock. This does not include the number of shareholders that hold shares in “street-name” through banks or broker-dealers.

On February 15, 2008, the last reported sales price for our common stock on the New York Stock Exchange was $37.64 per share.

On January 29, 2008, the Board of Directors of Lazard Ltd declared a quarterly dividend of $0.10 per share on its Class A common stock, payable on February 29, 2008 to stockholders of record on February 8, 2008.

Share Repurchases in the Fourth Quarter of 2007

There were no purchases made by or on behalf of Lazard of its common stock in the fourth quarter of the year ended December 31, 2007.

During the first quarter of 2008, through February 26, 2008, Lazard Group purchased 1,568,500 shares of Lazard Ltd Class A common stock in the open market at an aggregate cost of approximately $58.7 million (at an average purchase price of approximately $37.44 per share). In addition, in February, 2008, Lazard Group entered into a purchase agreement with a member of LAZ-MD Holdings to purchase 500,000 shares of Lazard Ltd Class A common stock for approximately $18.9 million (at an average purchase price of approximately $37.88 per share), which will settle on May 12, 2008.

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

The consolidated statements of financial condition and income data as of and for each of the years in the five year period ended December 31, 2007 have been derived, as applicable, from Lazard Ltd’s and Lazard Group’s consolidated financial statements. The audited consolidated statements of financial condition as of December 31, 2007 and 2006 and consolidated statements of income for each of the years in the three year period ended December 31, 2007 are included elsewhere in this Form 10-K. The audited consolidated statements of financial condition as of December 31, 2005, 2004 and 2003 and consolidated statements of income for the years ended December 31, 2004 and 2003 are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and related notes included elsewhere in this Form 10-K.

Selected Consolidated Financial Data

	As Of Or For The Year Ended December 31,
	2007	2006	2005	2004		2003
	(in thousands of dollars, except per share amounts)
Consolidated Statements of Income Data
Net Revenue:
Financial Advisory (a)	$1,240,177	$973,337	$864,812	$655,200		$690,967
Asset Management (b)	724,751	553,212	466,188	417,166		350,348
Corporate (c)	(47,239)	(32,994)	(29,558)	22,464		11,627

Net Revenue (d)	1,917,689	1,493,555	1,301,442	1,094,830		1,052,942

Compensation and Benefits (e)	1,123,068	891,421	698,683	466,064		388,266
Other Operating Expenses	376,326	274,925	260,397	260,942		225,940

Total Operating Expenses	1,499,394	1,166,346	959,080	727,006		614,206

Operating Income from Continuing Operations	$418,295	$327,209	$342,362	$367,824		$438,736

Income from Continuing Operations	$155,042	$92,985	$161,062	$251,999		$307,218

Net Income (Net Income Allocable to Members of Lazard Group prior to May 10, 2005) (e)	$155,042	$92,985	$143,486	$246,974	(f)	$250,383

Net Income Per Share of Class A Common Stock (g):
Basic	$3.04	$2.42	$1.45	—		—
Diluted	$2.79	$2.31	$1.45	—		—
Dividends Paid Per Share of Class A Common Stock (g)	$0.36	$0.36	$0.142	—		—

Consolidated Statements of Financial Condition Data
Total Assets	$3,840,413	$3,208,665	$1,910,897	$3,499,224		$3,257,229
Total Debt (h)	$1,764,622	$1,308,945	$1,241,344	$301,546		$312,167
Mandatorily Redeemable Preferred Stock	$—	$—	$—	$100,000		$100,000
Stockholders’ Equity (Deficiency) (2005-2007); Members’ Equity (2003-2004)	$70,339	$(240,353)	$(870,671)	$384,798		$535,725
Notes (in thousands of dollars): (a) Financial Advisory net revenue consists of the following:

	For The Year Ended December 31,
	2007	2006	2005	2004		2003
M&A	$ 969,409	$792,537	$674,543	$481,726		$419,967
Financial Restructuring	127,175	70,625	103,404	96,100		244,600
Other Financial Advisory	143,593	110,175	86,865	77,374		26,400

Financial Advisory Net Revenue	$1,240,177	$973,337	$864,812	$655,200		$690,967

(b) Asset Management net revenue consists of the following:

	For The Year Ended December 31,
	2007	2006	2005	2004		2003
Management and Other Fees	$ 595,725	$450,323	$389,414	$357,229		$284,565
Incentive Fees	67,032	59,371	44,627	27,354		38,225
Other Income	61,994	43,518	32,147	32,583		27,558

Asset Management Net Revenue	$ 724,751	$553,212	$466,188	$417,166		$350,348

(c)	“Corporate” includes interest income (net of interest expense), including, for periods subsequent to May 10, 2005, the net incremental interest expense related to the financing transactions, investment income from certain investments and net money market revenue earned by LFB.
(d)	Net revenue is presented after reductions for dividends relating to the Company’s mandatory redeemable preferred stock issued in March 2001. Preferred dividends are reflected in corporate net revenue and amounted to $8,000 for each of the years ended December 31, 2004 and 2003. The year ended December 31, 2005 includes a credit of $8,000, which represents accrued dividends on the Company’s mandatory redeemable preferred stock which was redeemed and cancelled pursuant to the redemption of membership interests of historical partners.
(e)	Excludes, as applicable, with respect to periods ended prior to May 10, 2005, (i) payments for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense, and (ii) U.S. corporate federal income taxes, since Lazard Group has operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes.
(f)	Net income allocable to members for the year ended December 31, 2004 is shown after an extraordinary gain of $5,507 related to the January 2004 acquisition of the assets of Panmure Gordon.
(g)	Data is applicable for the period subsequent to May 10, 2005, the date of the Company’s equity public offering. Losses related to discontinued operations were incurred prior to May 10, 2005. Therefore such losses are borne entirely by the historical members of Lazard Group, and do not affect net income per share of Lazard Ltd.
(h)	Total debt amounts relate to the Company’s continuing operations and represents the aggregate amount reflected in the Company’s consolidated statements of financial condition relating to senior debt, capital lease obligations and subordinated debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The separation and recapitalization transactions were completed as of May 10, 2005, at which time the separated businesses became part of LFCM Holdings LLC (“LFCM Holdings”). Except as otherwise expressly noted, this annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”) and the consolidated financial data of Lazard Group and Lazard Ltd, reflect the results of operations and financial position of Lazard Group and Lazard Ltd, and includes the separated businesses in discontinued operations.

Results of operations are reported as a historical partnership until the equity public offering on May 10, 2005 and do not include, among other things, payments for services rendered by managing directors as compensation expense and a provision for U.S. federal income taxes. Such payments and tax provisions are included in subsequent periods. Therefore, results for the period prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Business Summary

The Company’s principal sources of revenue are derived from activities in the following business segments:

•	Financial Advisory, which includes providing advice on mergers and acquisitions (“M&A”), restructurings, capital raising and other transactions, and

•	Asset Management which includes strategies for the management of equity and fixed income securities and alternative investment and private equity funds.

In addition, the Company records selected other activities in Corporate, including management of cash, certain investments, and the commercial banking activities of Lazard Group’s Paris-based Lazard Frères Banque SA (“LFB”). LFB is a registered bank regulated by the Banque de France and its primary operations include asset and liability management for Lazard Group’s Paris House through its money market desk and commercial banking operations, deposit taking and, to a lesser extent, financing activities and custodial oversight over assets of various clients. LFB also operates many support functions relating to our business in Paris. The Company also allocates outstanding indebtedness to Corporate.

Prior to May 10, 2005, the Company also had a business segment called Capital Markets and Other, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services and fund management activities outside of France as well as other specified non-operating assets and liabilities. The Company transferred its Capital Markets and Other segment to LFCM Holdings on May 10, 2005 and it is no longer a segment of the Company. The operating results of the former segment are reflected as discontinued operations in the year ended December 31, 2005.

On August 13, 2007, Lazard Group acquired Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies. On July 31, 2007, Lazard Ltd acquired Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”), an Australia-based financial advisory firm and concurrently sold such investment to Lazard Group. See Note 7 of Notes to Consolidated Financial Statements for additional information relating to the acquisitions of GAHL and CWC.

For the years ended December 31, 2007, 2006, and 2005 the Company’s consolidated net revenue was derived from the following segments:

	Year Ended December 31
	2007	2006	2005
Financial Advisory	64%	65%	66%
Asset Management	38	37	36
Corporate	(2)	(2)	(2)

Total	100%	100%	100%

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

Financial Advisory

Global M&A activity for the year ended December 31, 2007 increased versus the corresponding prior year for both global and trans-atlantic completed transactions and announced transactions, as evidenced by the following industry statistics regarding the volume of transactions:

	Year Ended December 31,
	2007	2006	% Incr /(Decr)
	($ in billions)
Completed M&A Transactions:
Global	$3,766	$2,997	26%
Trans-Atlantic	366	234	56%

Announced M&A Transactions:
Global	4,240	3,517	21%
Trans-Atlantic	403	267	51%

Source:	Thomson Financial as of January 14, 2008

While overall M&A industry statistics regarding the volume of announced transactions remained strong in 2007, the industry outlook for 2008 is somewhat uncertain. We believe that we are well positioned, due to the varied experience of our teams, the investments we have made in our business, and the diversity of our products, even in the current environment.

Activity in financial restructuring in 2007 continued at low levels, with the amount of corporate debt defaults, according to Moody’s Investors Service, Inc, at $5 billion, down 38% from the $8 billion recorded in 2006 and the lowest level since 1981. Despite the low level of corporate defaults experienced in 2007, results in our Financial Restructuring practice reflected not only global expertise in bankruptcy assignments, but also from advising companies on matters relating to debt and financing restructuring and other complex on and off-balance sheet assignments. Although default rates were at record low levels in 2007, Moody’s is expecting increases in default rates in 2008 as a result of weaker macroeconomic fundamentals and a modest worsening in the ratings mix of Moody’s speculative grade issuers.

Asset Management

As shown in the table below, there were generally modest increases in global market indices at December 31, 2007 as compared to such indices at December 31, 2006, with the markets experiencing significant volatility in the second half of 2007, principally as a result of mixed corporate earnings and developments in the credit markets.

Percentage Change December 31, 2007 vs. 2006
MSCI World Index	7%
CAC 40	1%
DAX	22%
FTSE 100	4%
TOPIX 100	(12)%
MSCI Emerging Market	36%
Dow Jones Industrial Average	6%
NASDAQ	10%
S&P 500	4%

Lazard’s market appreciation changes in its assets under management (“AUM”) during 2007 generally correspond to the changes in global market indices.

Financial Statement Overview

Net Revenue

The majority of Lazard’s Financial Advisory net revenue is earned from the successful completion of mergers, acquisitions, restructurings, capital raising and similar transactions. The main driver of Financial Advisory net revenue is overall M&A, the level of corporate debt defaults and the environment for capital raising activities, particularly in the industries and geographic markets in which Lazard focuses. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to clients, with such fees not being dependent on a specific transaction. Lazard’s Financial Advisory segment also earns revenue from public and private securities offerings in the form of referral fees for referring to LFCM Holdings opportunities for underwriting and distribution of securities. The referral fees received from LFCM Holdings is generally half of the revenue recorded by LFCM Holdings in respect of such activities.

Lazard’s Asset Management segment principally includes Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”), Lazard Freres Gestion SAS (“LFG”) and Fonds Partenaires Gestion (“FPG”). Asset Management net revenue is derived from fees for investment management and advisory services provided to institutional and private clients. The main driver of Asset Management net revenue is the level of AUM, which is influenced in large part by Lazard’s investment performance and by Lazard’s ability to successfully attract and retain assets, as well as the broader performance of the global equity markets and, to a lesser extent, fixed income markets. As a result, fluctuations in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. In addition, as Lazard’s AUM include significant assets that are denominated in currencies other than U.S. dollars, changes in the value of the U.S. dollar relative to non-U.S. currencies will impact the value of Lazard’s AUM. Fees vary with the type of assets managed, with higher fees earned on equity assets, alternative investments (such as hedge funds) and private equity products, and lower fees earned on fixed income and cash management products.

The Company also earns performance-based incentive fees on various investment products, including alternative investment funds such as hedge funds, private equity funds and traditional products. Incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks. Incentive fees on private equity funds also may be earned in the form of a carried interest if profits from investments exceed a specified threshold. These incentive fees are paid at the end of the measurement period. Incentive fees on hedge funds generally are subject to loss carry-forward provisions in which losses incurred by the funds in any year are applied against certain future period net appreciation before any incentive fees can be earned.

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

Corporate net revenue consists primarily of net interest income, including amounts earned at LFB, and investment income earned on debt securities at LFB, LAM-managed equity funds and principal investments in equities and alternative investment funds managed by Lazard Alternative Investments Holdings LLC (“LAI”). Interest expense related to the financing transactions associated with the equity public offering is included in Corporate net revenue. Corporate net revenue can fluctuate due to fair value adjustments, changes in interest rates and in interest rate and credit spreads and changes in the levels of cash, investments and indebtedness. Although Corporate net revenue during the year ended December 31, 2007 represented (2)% of Lazard’s net revenue, total assets in Corporate represented 64% of Lazard’s consolidated total assets as of December 31, 2007, principally attributable to assets associated with LFB, and, to a lesser extent, investments in LAM-managed funds, other securities and cash.

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

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for employees and managing directors. As a limited liability company, prior to the equity public offering on May 10, 2005 payments for services rendered by the majority of Lazard’s managing directors were accounted for as distributions of members’ capital. In addition, commencing January 1, 2003 and through May 10, 2005, payments for services rendered by managing directors and employee members of LAM were accounted for as minority interest in net income. See “—Minority Interest.” For periods subsequent to May 10, 2005, the accompanying consolidated financial statements include all payments for services rendered by our managing directors, including the managing directors and employee members of LAM and distributions to profit participation members, in compensation and benefits expense. As a result, Lazard’s compensation and benefits expense and operating income for the years ended December 31, 2007 and 2006 includes all such payments, while compensation and benefits expense and operating income for the year ended December 31, 2005 did not include those payments for services rendered by Lazard’s managing directors prior to the equity public offering on May 10, 2005. If the portion of distributions to managing directors and LAM members was accounted for as compensation, total compensation and benefits expense for the year ended December 31, 2005 would have been approximately $75 million higher.

Our policy is that our compensation and benefits expense will not exceed 57.5% of operating revenue each year, including compensation and benefits payable to our managing directors and amortization of restricted stock unit awards (“RSUs”) under our 2005 Equity Incentive Plan (see Note 14 of Notes to Consolidated Financial Statements). In 2007, 2006 and 2005, our compensation expense-to-operating revenue ratio was 55.7%, 56.7% and 57.0%, respectively (with the percentage for 2005 giving effect to the pre-equity public offering portion of distributions to members which represent payment for services rendered and our minority interest in net income related to LAM being accounted for as compensation and benefits expense). We achieved these ratios while continuing to maintain compensation packages for our managing directors that we believe are competitive in the market-place. While we have implemented such steps that we believe will maintain our ongoing compensation expense-to-operating revenue ratio to the target level of 57.5%, there can be no guarantee that this will continue to be achieved or that our policy will not change in the future. Increased competition for senior professionals, changes in the financial markets generally or other factors could prevent us from sustaining this objective.

The balance of Lazard’s operating expenses are referred to below as “non-compensation expense,” which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services, provision pursuant to a tax receivable agreement with LFCM Holdings and other expenses. Effective in 2007, Lazard implemented a revised categorization of non-compensation expenses to better reflect the manner in which we manage and review expenses. As such, certain expense categories were (i) eliminated and reclassified to other categories, (ii) added to enhance clarity to those expenses which may, for example, fluctuate consistent with AUM, or (iii) renamed and combined to more effectively capture related expenses previously included in other categories. Operating expenses also include the costs Lazard incurred as a result of the equity public offering after May 10, 2005. Lazard has incurred additional expenses for, among other things, directors’ fees, SEC reporting and compliance, insurance, investor relations, legal, accounting and other costs associated with being a public company.

Provision for Income Taxes

Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income pertaining to the limited liability company is not subject to U.S. federal income taxes because taxes associated with such income represent obligations of the individual partners. Outside the U.S., Lazard Group operates principally through corporations and is subject to local income taxes. Income taxes shown on Lazard’s consolidated statements of income for periods prior to the equity public offering on May 10, 2005 are attributable to taxes incurred in non-U.S. entities and to New York City Unincorporated Business Tax (“UBT”) attributable to Lazard’s operations apportioned to New York City.

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

Minority Interest

Minority interest consists of a number of components. As described below, amounts recorded as minority interest for periods prior to the equity public offering on May 10, 2005 are not comparable to amounts recorded as minority interest for periods commencing May 10, 2005.

Commencing May 10, 2005, the Company records a charge to minority interest in net income relating to LAZ-MD Holdings’ ownership interest in Lazard Group, which approximated 51.7%, 52.1% and 62.4% at December 31, 2007, 2006 and 2005, respectively, with such expense amounting to $177.5 million $160.3 million and $103.6 million for the years ended December 31, 2007 and 2006 and for the period May 10, 2005 through December 31, 2005, respectively.

Also included in minority interest in our consolidated financial statements are minority interests in various LAM-related general partnerships held directly by certain of our LAM managing directors.

In 2003, certain members of Lazard Group who provided services to LAM contributed capital to LAM and ceased being members of Lazard Group. In connection with this contribution, LAM managing directors and other key LAM employees were granted equity units in LAM. These capital interests were included in minority interest on Lazard Group’s consolidated statements of financial condition and through May 9, 2005, payments for services rendered by these individuals were accounted for as minority interest in net income in Lazard Group’s consolidated statements of income. As a result of the equity public offering, and as described in Note 1 of Notes to Consolidated Financial Statements, commencing May 10, 2005 the Company no longer recognizes payments for services rendered by the managing directors and employee members of LAM as charges to minority interest, with such charges now included in compensation and benefits expense.

The LAM equity units entitle holders to payments in connection with selected fundamental transactions affecting Lazard Group or LAM, including a dissolution or sale of all, or substantially all, of the assets of Lazard Group or LAM, a merger of, or sale of, all of the interests in LAM whereby Lazard Group ceases to own a majority of LAM or have the right to appoint a majority of the board of directors of LAM, or a non-ordinary course sale of assets by LAM that exceeds $50 million in value. As a general matter, in connection with a fundamental transaction that triggers the LAM equity units, following the completion of such transactions the holders of the LAM equity units would be entitled in the aggregate, as of both December 31, 2007 and 2006, to approximately 23% of the net proceeds or imputed valuation of LAM in such transaction after deductions for payment of creditors of LAM and the return of LAM capital. As of December 31, 2007, and 2006 LAM’s capital for these purposes totaled approximately $53 million and $60 million, respectively. During 2007, approximately $7 million of such capital was repaid to the managing directors and employee members of LAM, with the remainder now entirely owned by Lazard Group. These LAM equity units are not entitled to share in the operating results of LAM. A separate class of interests in LAM, which we refer to as “LAM profit units,” is entitled to the ordinary profit and losses of LAM, all of which are owned by Lazard Group. Accordingly, in the absence of a fundamental transaction that triggers the LAM equity units, all of LAM’s net income is allocable to Lazard Group. We have no current intention to cause or otherwise trigger a fundamental transaction that would give rise to payment obligations to the holders of interests in LAM.

The board of directors of LAM, a majority of which is appointed by Lazard Group, may, in its discretion, grant LAM equity interests that include profit rights to managing directors of, and other persons providing services to, LAM, as a portion of their ongoing compensation. If granted, these equity interests would be subject to specified vesting conditions. No such LAM equity interests have been granted as of December 31, 2007 nor is there any present intention to do so.

Commencing January, 2003, Lazard Group recorded minority interest to reflect its strategic alliance with Banca Intesa S.p.A (“Intesa”), under which Intesa was a 40% partner in Lazard Group’s business interests in Italy. As described in Note 8 of Notes to Consolidated Financial Statements, on May 15, 2006 Lazard Group, Lazard & Co. S.r.l. (“Lazard Italy”), an indirect subsidiary of Lazard Group, and Intesa completed the termination of the strategic alliance. As a result of the termination, Lazard Group now owns 100% of Lazard Italy, and therefore no longer records minority interest with respect to this alliance.

See Note 6 of Notes to Consolidated Financial Statements for information regarding the components of the Company’s minority interest.

Discontinued Operations

As described above, in connection with the separation Lazard Group transferred the Capital Markets and Other segment to LFCM Holdings as of May 10, 2005. Capital Markets and Other net revenue largely consisted of primary revenue earned from underwriting fees from securities offerings and secondary revenue earned in the form of commissions and trading profits from principal transactions in Lazard Group’s equity, fixed income and convertibles businesses and underwriting and other fee revenue from corporate broking in the U.K. Lazard Group also earned fund management fees and, if applicable, carried interest incentive fees related to alternative investments and private equity funds managed as part of this former segment. Such carried interest incentive fees were earned if profits from alternative investments and private equity investments exceeded a specified threshold. In addition, this former segment generated investment income and net interest income principally from investments, cash balances and securities financing transactions.

Consolidated Results of Operations

Lazard’s consolidated financial statements are presented in U.S. dollars. Many of our non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. dollar, generally the currency of the country in which the subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. dollars using exchange rates as of the respective balance sheet date while revenue and expenses are translated at average exchange rates during the respective periods based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency are reported as a component of members’ or stockholders’ equity. Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included in the consolidated statements of income. As described above, operating results for the period prior to the equity public offering on May 10, 2005 are not comparable to operating results subsequent to that date.

A discussion of the Company’s consolidated results of operations for the years ended December 31, 2007, 2006 and 2005 is set forth below, followed by a more detailed discussion of business segment results.

	Year Ended December 31,
	2007	2006	2005
	($ in thousands)
Revenue
Investment banking and other advisory fees	$1,196,648	$946,107	$846,390
Money management fees	663,316	510,558	435,015
Interest income	89,942	45,074	34,618
Other	104,893	96,070	63,784

Total revenue	2,054,799	1,597,809	1,379,807
Interest expense	137,110	104,254	78,365

Net revenue	1,917,689	1,493,555	1,301,442

Operating Expenses
Compensation and benefits	1,123,068	891,421	698,683	(*)
Non-compensation expense(**)	376,326	274,925	260,397

Total operating expenses	1,499,394	1,166,346	959,080

Operating Income from Continuing Operations	418,295	327,209	342,362	(*)
Provision for income taxes	80,616	68,812	58,985	(*)

Income from Continuing Operations Before Minority Interest in Net Income	337,679	258,397	283,377	(*)
Minority interest in net income	182,637	165,412	122,315

Income from Continuing Operations	155,042	92,985	161,062	(*)
Loss from Discontinued Operations (net of income tax provision of $3,330)			(17,576	)(*)

Net Income (Net Income Allocable to Members of Lazard Group for the Period Prior to May 10, 2005)	$155,042	$92,985	$143,486	(*)

(*)	Excludes, as applicable, with respect to the period prior to May 10, 2005, (a) payments for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense, and (b) U.S. corporate federal income taxes, since Lazard Group has operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes.
(**)	Including, in 2007, amortization of intangible assets relating to acquisitions of $21,523.

The table below describes the components of operating revenue, a non-GAAP measure used by the Company to manage total compensation and benefits expense to managing directors and employees:

	Year Ended December 31,
	2007	2006	2005
	($ in thousands)
Operating revenue
Total revenue	$2,054,799	$1,597,809	$1,379,807
Deduct:
Interest expense related to LFB(a)	(34,827)	(21,628)	(19,388)
Revenue related to consolidation of LAM general partnerships(b)	(5,135)	(5,114)	(2,784)

Operating revenue	$2,014,837	$1,571,067	$1,357,635

(a)	The interest expense incurred by LFB is deducted from total revenue because LFB is a commercial bank and we consider its interest expense to be a cost directly related to the conduct of its business.
(b)	LAM general partnership revenue is deducted because we do not deem such revenue as operating in nature as it is directly offset by a charge to minority interest in net income for the same amount.

Certain key ratios, statistics and headcount information for the years ended December 31, 2007, 2006 and 2005 are set forth below:

	Year Ended December 31,
	2007	2006	2005
As a % of Net Revenue, By Revenue Category:
Investment banking and other advisory fees	62%	63%	65%
Money management fees	35	34	33
Interest income	5	3	3
Other	5	7	5
Interest expense	(7)	(7)	(6)

Net Revenue	100%	100%	100%

As a % of Net Revenue:
Operating Income	22%	22%	26%

	As of December 31,
	2007	2006	2005

Headcount:
Managing Directors:
Financial Advisory	138	128	123
Asset Management	48	43	38
Corporate	8	8	8
Limited Managing Directors	6	5	5
Other Employees:
Business segment professionals	997	811	777
All other professionals and support staff	1,261	1,205	1,240

Total	2,458	2,200	2,191

Operating Results

Year Ended December 31, 2007 versus December 31, 2006

Net income for the year ended December 31, 2007 increased $62 million, or 67%, as compared to 2006. Net income per share of Class A common stock, diluted was $2.79, as compared to $2.31 in 2006. As described above, the Company acquired GAHL and CWC during the third quarter of 2007. Our results for the year ended December 31, 2007 include the results of such acquired businesses from their respective acquisition dates, which, in the aggregate, did not materially impact either net income or net income per share of Class A common stock.

Net revenue increased $424 million, or 28%, for the year ended December 31, 2007, compared to 2006. Fees from investment banking and other advisory activities grew $251 million, or 26%, versus 2006, reflecting stronger M&A performance resulting from both increased size and volume of completed M&A transactions and net revenue attributable to the acquisitions of GAHL and CWC. Money management fees, including incentive fees, increased $153 million, or 30%, as compared to the prior year principally as the result of a $33 billion, or 34%, increase in average AUM for the year ended December 31, 2007 versus 2006. Interest income increased $45 million, or 100%, as a result of higher interest-earning average cash balances in 2007, which were largely the result of net proceeds from the Company’s December, 2006 primary offering of Class A common stock and a June, 2007 issuance of $600 million principal amount of 6.85% senior notes. Other revenue increased $9 million, or 9%, in 2007 versus 2006. During 2007, other revenue included an aggregate increase of $23 million attributable to higher referral fees earned from activities with LFCM Holdings, foreign currency gains and commissions, partially offset by a decline of $10 million in investment income as a result of the widening of credit spreads due to sub-prime concerns in the debt markets in 2007 and volatility in the equity markets during the fourth quarter of 2007, resulting in mark-downs in LFB’s portfolio of corporate debt securities and other temporary Corporate investments in equity securities. In addition, the Company recorded a $9 million gain in connection with its share in the net proceeds related to the sale of a portion of LFCM Holdings’ ownership interest in PG&C in 2007 (see Note 18 of Notes to Consolidated Financial Statements), while 2006 included a $14 million gain recognized as a result of the termination of the strategic alliance with Intesa. Interest expense for the year ended December 31, 2007 increased $33 million, or 32%, as a result of the incremental interest expense of $22 million related to the June 2007 issuance of $600 million principal amount of 6.85% senior notes, with the remainder primarily resulting from both higher average customer deposits in LFB and higher interest rates with respect thereto.

Compensation and benefits expense increased $232 million, or 26%, for the year ended December 31, 2007, and represented 55.7% of operating revenue, compared with 56.7% of operating revenue in 2006, reflecting an increase in incentive compensation associated with the growth in operating revenues, amortization of an increased amount of RSUs and additional compensation associated with the strategic headcount growth of managing directors and business segment professionals.

Non-compensation expense in 2007 increased $101 million, or 37%, with such increase including amortization expense of $22 million related to intangible assets associated with the 2007 acquisitions of GAHL and CWC, as well an increase of $11 million for the provision pursuant to the tax receivable agreement with LFCM Holdings. Other factors contributing to the expense increase in 2007 was a charge of $6 million related to abandoned lease facilities as well as current period increases in expenses related to increased business activity, including fund administration and services associated with the growth in AUM, electronic data services, business investments including new office locations, recruitment, travel and other market development and one-time VAT and other cost recoveries recorded in 2006. Excluding the impact of the amortization of intangible assets related to acquisitions in 2007 and the provision pursuant to the tax receivable agreement with LFCM Holdings in both years, the ratio of non-compensation expense to operating revenue was 16.8% and 17.1% for 2007 and 2006, respectively.

Operating income for the year ended December 31, 2007 increased $91 million, or 28%, versus 2006. Operating income as a percentage of net revenue was 22% for both years. Operating income in 2007 benefited by approximately $20 million from the strengthening of foreign currencies against the U.S. Dollar.

The provision for income taxes for the year ended December 31, 2007 increased $12 million, versus the prior year due principally to increased foreign income taxes at Lazard Group attributable to higher levels of income in 2007, partially offset by lower income taxes incurred by Lazard Ltd resulting from a decrease in Lazard Ltd’s effective tax rate on its ownership interest in Lazard Group’s operating income in 2007. The Company’s effective tax rate was 19.3% for the year ended December 31, 2007 as compared to 21.0% for the corresponding period in 2006.

Minority interest in net income for the year ended December 31, 2007 increased $17 million, or 10%, versus 2006 which principally reflected the higher level of Lazard Group net income in 2007, partially offset by the reduction in LAZ-MD Holdings’ ownership interest of Lazard Group, which declined to an average of 51% in 2007 from an average of 60% in 2006.

Year Ended December 31, 2006 versus December 31, 2005

Net income for the year ended December 31, 2006 decreased by $51 million, or 35%, as compared to 2005. Net income per share of Class A common stock, diluted was $2.31, versus $1.45 in 2005 for the period subsequent to May 10, 2005, the date of our equity public offering. Historical results for the period prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Net revenue for the year ended December 31, 2006 increased $192 million, or 15%, versus 2005. During 2006, fees from investment banking and other advisory activities increased $100 million, or 12%, versus 2005, as a result of stronger M&A performance. Money management fees, including incentive fees grew $76 million, or 17%, versus 2005 primarily as a result of an $11.3 billion, or 13%, increase in average AUM. Interest income increased $10 million, or 30%, reflecting higher average cash balances throughout 2006. Other revenue increased $32 million, or 51%, versus 2005 principally due to the impact of a gain of $14 million recognized in 2006 on the termination of the Intesa strategic alliance (see Note 8 of Notes to Consolidated Financial Statements), increased dividends and underwriting fees. Interest expense increased $26 million and was largely attributable to the incremental interest expense on financings, principally the issuance of debt and equity security units on May 10, 2005 in connection with the equity public offering and recapitalization, with such debt and equity security units outstanding for the full year in 2006 as compared to only part of 2005.

Compensation and benefits expense for the year ended December 31, 2006 increased $193 million, or 28%, versus 2005 reflecting a higher level of incentive compensation consistent with the increase in operating revenues and the inclusion in compensation and benefits expense, for the period subsequent to the equity public offering on May 10, 2005, of amortization of RSUs and of all payments for services rendered by our managing directors and payments for services rendered by managing directors and employee members of LAM, the latter of which previously had been accounted for as minority interest in net income. If the portion of distributions to managing directors and LAM members had been accounted for as compensation, total compensation and benefits expense for the year ended December 31, 2005 would have been approximately $75 million higher.

Non-compensation expense for the year ended December 31, 2006 increased $15 million, or 6%, versus 2005, with such increase including a $3 million increase for the provision pursuant to the tax receivable agreement with LFCM Holdings. Other contributing factors to the expense increase were higher professional fees as a result of consulting and audit fees related to compliance with the Sarbanes-Oxley Act of 2002, legal fees, and fund administration and outsourced services related to the growth in AUM and utilization of certain outsourcing providers, partially offset by the recovery of VAT costs expensed in prior years, and declines in unrecoverable deal-related expenses and insurance expense. Excluding the impact of the provision pursuant to the tax receivable agreement with LFCM Holdings in both years, the ratio of non-compensation expense to operating revenue was 17.1% and 19.0% for 2006 and 2005, respectively.

Operating income, including the one-time gain on termination of the Intesa strategic alliance (which, after transaction and other costs, served to increase operating income by approximately $5 million) declined $15 million, or 4% for the year ended December 31, 2006 versus 2005. Operating income as a percentage of net revenue was 22% for 2006 versus 26% for 2005, with the decline in such ratio primarily resulting from the increase in compensation and benefits expense, partially offset by revenue growth. As stated above, historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

For the year ended December 31, 2006, the provision for income taxes increased $10 million, or 17%, versus 2005 as entity level income taxes incurred by Lazard Ltd were incurred for the entire year in 2006 as compared to only the partial period May 10 through December 31, 2005. The Company’s effective income tax rate was 21.0% for the year ended December 31, 2006, as compared to 17.2% for 2005.

Minority interest increased approximately $43 million for the year ended December 31, 2006 versus 2005, reflecting a full year of LAZ-MD Holdings’ ownership interest of Lazard Group in 2006 which approximated 62.3% for the period January 1, 2006 through December 6, 2006, the date of the Company’s primary and secondary offerings, (see Note 2 of Notes to Consolidated Financial Statements), and 52.1% for the remainder of 2006 versus a partial year’s ownership interest of approximately 62.4% for the period commencing May 10, 2005 through December 31, 2005. This increase was partially offset by the lack of minority interest in net income related to the Intesa strategic alliance in 2006, as well as the compensation for LAM members being recorded in compensation and benefits expense, while in periods prior to the equity public offering on May 10, 2005, such amounts were recorded in minority interest in net income.

Business Segments

The following is a discussion of net revenue and operating income for the Company’s business segments - Financial Advisory, Asset Management and the Corporate segment. Each segment’s operating expenses include (i) compensation and benefits expenses that are incurred directly in support of the segment and (ii) other operating expenses, which include directly incurred expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourcing, and indirect support costs (including compensation and benefits expense and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistical drivers such as, among other items, headcount, square footage and transactional volume.

Financial Advisory

The following table summarizes the operating results of the Financial Advisory segment:

	Year Ended December 31,
	2007	2006	2005(b)
	($ in thousands)
M&A	$969,409	$792,537	$674,543
Financial Restructuring	127,175	70,625	103,404
Corporate Finance and Other	143,593	110,175	86,865

Net Revenue	1,240,177	973,337	864,812

Direct Compensation and Benefits	661,475	529,624	394,368
Other Operating Expenses (a)	259,230	192,527	194,656

Total Operating Expenses	920,705	722,151	589,024

Operating Income	$319,472	$251,186	$275,788

Operating Income, Excluding Amortization of Intangible Assets Related To Acquisitions (c)	$340,995	$251,186	$275,788

Operating Income as a Percentage of Net Revenue	26%	26%	32%

Operating Income as a Percentage of Net Revenue, Excluding Amortization of Intangible Assets Related To Acquisitions (c)	27%	26%	32%

	As of December 31,
	2007	2006	2005
Headcount (d):
Managing Directors	138	128	123
Limited Managing Directors	3	2	2
Other Employees:
Business segment professionals	654	510	490
All other professionals and support staff	264	217	240

Total	1,059	857	855

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto), and in 2007, $21,523 of amortization of intangible assets related to the acquisitions of GAHL and CWC.
(b)	Historical results for the period prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.
(c)	Excludes, in 2007, $21,523 of amortization of intangible assets related to the acquisitions of GAHL and CWC.
(d)	Includes, in 2007, an aggregate of five managing directors, 96 business segment professionals and 39 other professionals and support staff applicable to GAHL and CWC. In addition, the periods exclude headcount related to indirect support functions, with such headcount being included in Corporate.

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

	Year Ended December 31,
	2007	2006	2005
Lazard Statistics:
Number of Clients:
Total	622	510	484
With Fees Greater than $1 million	230	202	184
Percentage of Total Financial Advisory Revenue from Top 10 Clients (a)	19%	21%	20%
Number of M&A Transactions Completed Greater than $1 billion (b)	52	51	40

(a)	There were no individual clients that constituted more than 10% of our Financial Advisory segment net revenue in the years ended December 31, 2007, 2006 or 2005.
(b)	Source: Thomson Financial as of January 14, 2008

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms. The offices that generate Financial Advisory net revenue are located in the United States, Europe (principally in the U.K., France, Italy, Spain and Germany) and the rest of the world (principally in Australia, which, for the 2007 period, includes the impact of the acquisition of CWC).

	Year Ended December 31,
	2007	2006	2005
United States	49%	54%	48%
Europe	44	45	50
Rest of World	7	1	2

Total	100%	100%	100%

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

Financial Advisory Results of Operations

Year Ended December 31, 2007 versus December 31, 2006

In 2007, Financial Advisory net revenue increased $267 million, or 27%, as compared to 2006. During 2007 M&A revenue increased $177 million, or 22%, Financial Restructuring revenue increased $57 million, or 80%, and Corporate Finance and Other net revenue increased $33 million, or 30%.

The increase in M&A revenue in 2007 was due primarily to organic growth, reflecting an increase in both the number of clients and average fee per transaction for those transactions with fees in excess of $1 million and, to a lesser extent, the revenue attributable to GAHL and CWC, which were both acquired in the third quarter of 2007, and improved productivity. Clients, which in the aggregate, represented 25% of our M&A revenue for the year included Alinta, American Standard (Trane), Barclays, Danone, Dollar General, First Choice Holidays, Florida Rock Industries, KeySpan, Mellon Financial, Millicom International Cellular, Louis-Dreyfus Groupe, TXU and Viasys Healthcare.

Financial Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings and advice on complex on and off-balance sheet assignments, such as retiree health care obligations. The increase in revenue was the result of several large assignments during 2007 including, Eurotunnel, Calpine’s Unsecured Creditors’ Committee, New Century Financial Corporation, Tower Automotive and the UAW in connection with its contract discussions with GM, Ford and Chrysler over retiree health care obligations and in connection with Delphi’s bankruptcy.

Corporate Finance and Other net revenue increased versus 2006 reflecting increased Private Placement revenues as a result of higher revenue per assignment in 2007, growth in referral fees from LFCM Holdings related to our Equity Capital Markets Advisory activities and, to a lesser extent, growth in Private Fund Advisory fees.

Operating expenses for the year ended December 31, 2007 increased $199 million, or 27%, versus 2006. Compensation and benefits expense increased $132 million, or 25%, versus 2006, due to an increase in incentive compensation related to a higher level of operating revenue, amortization of an increased amount of RSUs and additional compensation associated with strategic headcount growth, principally from the GAHL and CWC acquisitions, as well as hiring of senior bankers during 2007. Other operating expenses increased $67 million, or 35%, primarily due to amortization expense of $22 million related to intangible assets associated with the GAHL and CWC acquisitions, higher business development-related expenses in 2007 and the impact of one-time cost recoveries in 2006.

Financial Advisory operating income for 2007 increased $68 million, or 27%, versus 2006. Operating income represented 26% of segment net revenues for both years. Excluding the impact of the amortization of intangible assets related to acquisitions of $22 million, operating income represented 27% of segment net revenue in 2007.

Year Ended December 31, 2006 versus December 31, 2005

In 2006, Financial Advisory net revenue increased $108 million, or 13%, versus 2005. M&A revenue grew $118 million, or 17%, Corporate Finance and Other net revenue increased $23 million, or 27%, and Financial Restructuring revenue declined by $33 million, or 32%, versus 2005.

The increase in M&A revenue in 2006 was primarily due to an overall stronger environment for M&A transactions and an increase in the number of clients or special committee assignments for which we provided advice as well as improved productivity. The increase in Corporate Finance and Other net revenue largely reflected higher Private Fund Advisory fees. Financial Restructuring revenue decreased in line with the lower level of debt defaults experienced in 2006.

Operating expenses were up $133 million, or 23%, versus 2005 as compensation and benefits expense increased $135 million, or 34%, which was partially due to the inclusion, for the period subsequent to the equity public offering, of amortization of RSUs and of all payments for services rendered by our managing directors in compensation and benefits expense. In addition, incentive compensation awards increased in 2006, consistent with the growth in operating revenues. Other operating expenses declined $2 million in the aggregate, or 1%, versus 2005.

Financial Advisory operating income declined $25 million, or 9%, in 2006 versus 2005, with operating income representing 26% and 32% of segment net revenue for 2006 and 2005, respectively. The decline in the operating income ratio reflected the increase in recorded compensation expense in 2006, partially offset by the leverage resulting from higher revenues. Historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of December 31,
	2007	2006	2005
	($ in millions)
AUM:
International Equities	$50,535	$52,033	$42,104
Global Equities	47,814	26,453	15,872
U.S. Equities	20,927	13,708	12,920

Total Equities	119,276	92,194	70,896

European and International Fixed Income	10,255	8,418	6,604
Global Fixed Income	2,161	1,095	2,135
U.S. Fixed Income	1,817	2,310	2,374

Total Fixed Income	14,233	11,823	11,113

Alternative Investments	3,577	3,457	3,394
Private Equity(a)	1,401	883	826
Cash Management	2,926	2,080	2,005

Total AUM	$141,413	$110,437	$88,234

(a)	Includes $1.0 billion, $0.6 billion, and $0.4 billion as of December 31, 2007, 2006 and 2005, respectively, held by an investment company for which Lazard may earn carried interests.

Average AUM for the years ended December 31, 2007, 2006 and 2005 is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Year Ended December 31,
	2007	2006	2005
	($ in millions)
Average AUM	$130,827	$97,408	$86,106

The following is a summary of changes in AUM for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005
	($ in millions)
AUM—Beginning of Period	$110,437	$88,234	$86,435
Net Flows	16,745	2,756	(4,198)
Market Appreciation	12,641	18,192	7,355
Foreign Currency Adjustments	1,590	1,255	(1,358)

AUM—End of Period	$141,413	$110,437	$88,234

Total AUM at December 31, 2007 increased $31.0 billion, or 28%, over that at December 31, 2006, with average AUM increasing 34% versus 2006 average AUM. International, Global and U.S. equities represented 36%, 34% and 15% of total AUM at December 31, 2007, respectively, versus 47%, 24% and 12% of total AUM at December 31, 2006, respectively. The shift from International Equity products was largely the result of net inflows and market appreciation in Global Equity products and net inflows in U.S. Equity products. During the year ended December 31, 2007, of the total $31.0 billion increase in AUM, 54% was related to net inflows, 41% from market appreciation, and 5% from the positive impact of changes in foreign currency exchange rates.

Total AUM as of December 31, 2006 increased $22.2 billion, or 25%, over that at December 31, 2005, with average AUM increasing 13%, versus the 2005 average. International, Global and U.S. equities represented 47%, 24% and 12% of total AUM at December 31, 2006, respectively, versus 48%, 18% and 15% of total AUM at December 31, 2005, respectively. The shift toward Global Equity products in 2006 was the result of net inflows and market appreciation. During the year ended December 31, 2006, of the total $22.2 billion increase in AUM, 12% was related to net inflows, 82% from market appreciation and 6% from the positive impact of changes in foreign currency exchange rates.

The following table summarizes the operating results of the Asset Management segment:

	Year Ended December 31,
	2007	2006	2005(b)
	($ in thousands)
Management Fees	$595,725	$450,323	$389,414
Incentive Fees	67,032	59,371	44,627
Other Income	61,994	43,518	32,147

Net Revenue	724,751	553,212	466,188

Direct Compensation and Benefits	338,807	250,881	199,600
Other Operating Expenses(a)	200,993	167,141	150,201

Total Operating Expenses	539,800	418,022	349,801

Operating Income	$184,951	$135,190	$116,387

Operating Income as a Percentage of Net Revenue	26%	24%	25%

	As of December 31,
	2007	2006	2005
Headcount(c):
Managing Directors	48	43	38
Limited Managing Directors	3	2	2
Other Employees:
Business segment professionals	334	293	276
All other professionals and support staff functions	372	348	327

Total	757	686	643

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(b)	Historical results for the period prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.
(c)	Excludes headcount related to indirect support functions. Such headcount is included in the Corporate headcount.

There were no individual clients that constituted more than 10% of our Asset Management segment net revenue for the years ended December 31, 2007, 2006 or 2005.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms:

	Year Ended December 31,
	2007	2006	2005
United States	54%	58%	59%
Europe	37	35	33
Rest of World	9	7	8

Total	100%	100%	100%

Asset Management Results of Operations

Year Ended December 31, 2007 versus December 31, 2006

Asset Management net revenue grew $172 million, or 31%, versus 2006. Management fees for 2007 increased $145 million, or 32%, versus 2006 driven by a 34% increase in average AUM. However, the impact of a change in the mix of investment products, resulted in a slightly lower percentage growth rate in management fees versus the growth rate of average AUM. Incentive fees earned for 2007 were $8 million higher than the amount recorded for 2006 with the increase driven principally from traditional products. Other income increased $18 million, or 42%, versus 2006 principally as a result of higher net interest income on customer deposits and higher average cash balances, increased commissions on client transactions, and higher LAM GP-related revenue.

Operating expenses for 2007 increased $122 million, or 29%, versus 2006. Compensation and benefits expense increased $88 million, or 35%, due to higher incentive compensation resulting from operating revenue growth, amortization of an increased amount of RSUs, and additional compensation related to strategic headcount growth. Other operating expenses increased $34 million, or 20%, versus 2006, principally due to higher costs for occupancy, fund administration and servicing associated with the growth in AUM and other business development activities including recruiting.

Asset Management operating income grew $50 million or 37%, in 2007, as compared to the prior year. Operating income as a percentage of segment net revenue was 26% for 2007 versus 24% for 2006 with the increase in the ratio due to higher net revenue.

Year Ended December 31, 2006 versus December 31, 2005

Asset Management net revenue grew $87 million, or 19%, in 2006 versus 2005. Management fees for 2006 grew $61 million, or 16%, which was slightly higher than the 13% increase in average AUM for 2006 principally due to a shift in AUM to higher fee based products. Incentive fees earned for 2006 increased $14 million versus 2005 due to stronger performance in alternative investment funds. Other income increased $11 million versus 2005 primarily due to increases in investment gains, net interest income, commissions and LAM GP-related revenue.

Operating expenses increased $68 million, or 20%, versus 2005. Compensation and benefits expense increased $51 million, or 26%, as compared to 2005, reflecting increased incentive compensation due to operating revenue growth, as well as the inclusion, for periods subsequent to the equity public offering, of all payments for services rendered by managing directors and employee members of LAM in compensation and benefits expense which had previously been accounted for as minority interest in net income. Other operating expenses increased $17 million in the aggregate, or 11%, versus 2005, principally due to higher professional fees for outsourced services and increases in legal fees and support costs.

Asset Management operating income for 2006 was $19 million higher than 2005. Operating income as a percentage of segment net revenue declined 1% versus 2005, with the decline in 2006 attributable to the increase in compensation expense for the year, partially offset by higher revenues versus 2005. Historical results for the period prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Corporate

The following table summarizes the results of the Corporate segment:

	Year Ended December 31,
	2007	2006	2005(b)
	($ in thousands)
Interest Income	$68,905	$30,092	$23,943
Interest Expense	(136,597)	(98,730)	(73,601)

Net Interest (Expense)	(67,692)	(68,638)	(49,658)
Other Revenue	20,453	35,644	20,100

Net Revenue (Expense)	(47,239)	(32,994)	(29,558)
Operating Expenses	38,889	26,173	20,255

Operating Income (Loss)	$(86,128)	$(59,167)	$(49,813)

	As of December 31,
	2007	2006	2005

Headcount (a):
Managing Directors	8	8	8
Limited Managing Directors	—	1	1
Other Employees:
Business segment professionals	9	8	11
All other professionals and support staff	625	640	673

Total	642	657	693

(a)	Includes headcount related to support functions.
(b)	Historical results for the period prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Corporate Results of Operations

Year Ended December 31, 2007 versus December 31, 2006

Net interest expense in 2007 was slightly lower than 2006. During 2007, interest income increased from higher average cash balances, principally as a result of the proceeds from the December 2006 primary offering and the June 2007 issuance of $600 million principal amount of 6.85% senior notes, which was offset by incremental interest expense related to the aforementioned senior notes issuance.

Other revenue declined $15 million, or 43%, in 2007 versus 2006, principally due to lower investment income of $13 million, principally the result of the widening of credit spreads due to sub-prime concerns in the debt markets and volatility in the equity markets during the fourth quarter of 2007, which resulted in mark-downs in LFB’s portfolio of corporate debt securities and other temporary Corporate investments in equities, partially offset by increases in foreign currency gains. In addition, the Company recorded a $9 million gain in connection with its share in the net proceeds related to the sale of a portion of LFCM Holdings’ ownership interest in PG&C in 2007 (see Note 18 of Notes to Consolidated Financial Statements), while 2006 included a $14 million gain recognized as a result of the termination of the strategic alliance with Intesa in 2006.

Operating expenses in 2007 increased $13 million, or 49%, versus 2006 due primarily to an increase in the provision pursuant to the tax receivable agreement with LFCM Holdings of $11 million (see Note 17 of Notes to Consolidated Financial Statements) and, to a lesser extent, increased compensation, as a result of higher consolidated operating revenue and amortization of an increased amount of RSUs in 2007.

Year Ended December 31, 2006 versus December 31, 2005

Net interest expense in 2006 increased $19 million, or 38%, principally due to the incremental interest expense on financings related to the issuance of debt and equity security units that occurred on May 10, 2005 in connection with the equity public offering and recapitalization, with such debt and equity security units outstanding for the full year in 2006 as compared to only part of 2005.

Other income increased $16 million, or 77%, in 2006 principally reflecting a gain of approximately $14 million recognized upon the termination of the strategic alliance with Intesa.

Operating expenses in 2006 increased $6 million, or 29%, versus 2005, due to a $3 million increase to the provision pursuant to the tax receivable agreement with LFCM Holdings and the inclusion, for the period subsequent to the equity public offering, of amortization of RSUs and all payments for services rendered by our managing directors in compensation and benefits expense.

Cash Flows

The Company’s cash flows are generated from operating, financing, and investment activities. With respect to operating activities, cash flow is influenced by the timing of the receipt of fee income, distributions to shareholders and payment of incentive compensation to managing directors and employees. M&A and Asset Management fees are generally collected within 60 days of billing, while restructuring fee collections may extend beyond 60 days, particularly those that involve bankruptcies with court-ordered holdbacks. Fees from our private fund advisory activities are generally collected over a four year period from billing and typically include an interest component.

Lazard traditionally pays a substantial portion of incentive compensation during the first four months of each calendar year with respect to the prior year’s results.

Summary of Cash Flows:

	Year Ended December 31,
	2007	2006
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$155.0	$93.0
Noncash charges (a)	315.4	188.0
Other operating activities (b)	(398.7)	(43.0)

Net cash provided by operating activities	71.7	238.0
Investing activities (c)	(222.8)	(8.1)
Financing activities (d)	243.2	229.9
Effect of exchange rate changes	(5.8)	17.4

Net Increase in Cash and Cash Equivalents	86.3	477.2
Cash and Cash Equivalents:
Beginning of Year	969.5	492.3

End of Year	$1,055.8	$969.5

(a)	Consists of the following:

Depreciation and amortization of property	$16.7	$14.3
Amortization of deferred expenses, stock units and interest rate hedge	111.0	26.3
Deferred tax benefit	(16.4)	(4.3)
Amortization of intangible assets related to acquisitions	21.5	—
Minority interest in net income	182.6	165.4
Gain on termination of strategic alliance in Italy	—	(13.7)

	$315.4	$188.0

(b)	Includes net changes in operating assets and liabilities.
(c)	In 2007, relates principally to business acquisitions and purchases of “available-for-sale” securities, as well as the net additions and disposals of property in both years.
(d)	Primarily includes distributions to minority interest holders, repayments of senior and subordinated debt, Class A common stock dividends, repurchases of common membership interests from LAZ-MD Holdings and shares of Class A common stock and, in 2007, the issuance of the $600 million principal amount of 6.85% senior notes. The year ended December 31, 2006 also includes the net proceeds from the sale of 8,050,400 shares of Lazard Class A common stock (the “Primary Offering”).

Liquidity and Capital Resources

The Company’s liquidity and capital resources are derived from operating activities, financing agreements and equity offerings.

Operating Activities

Net revenue, operating income and cash receipts fluctuate significantly between quarters. In the case of Financial Advisory, fee receipts are principally dependent upon the successful completion of client transactions, the occurrence and timing of which is irregular and not subject to Lazard’s control. In the case of Asset Management, incentive fees earned on AUM are generally not earned until the end of the applicable measurement period, which is generally the fourth quarter of Lazard’s fiscal year with the respective receivable collected in the first quarter of the following year.

Liquidity is significantly impacted by incentive compensation payments that are made during the first four months of the year. As a consequence, cash on hand generally declines in the beginning of the year and gradually builds over the remainder of the year. We also pay certain tax advances during the year on behalf of our managing directors, which serve to reduce their respective incentive compensation payments. We expect this seasonal pattern of cash flow to continue.

Lazard’s consolidated financial statements are presented in U.S. dollars. Many of Lazard’s non-U.S. subsidiaries have a functional currency, i.e., the currency in which operational activities are primarily conducted, that is other than the U.S. dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at the respective balance sheet date exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency are reported as a component of members’ equity/stockholders’ equity (deficiency). Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of income (see Note 3 of Notes to Consolidated Financial Statements).

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. We maintain lines of credit in excess of anticipated liquidity requirements. As of December 31, 2007, Lazard had approximately $231 million in unused lines of credit available to it, including $61 million of unused lines of credit available to LFB.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, including use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months and beyond. As noted above, we intend to maintain lines of credit that can be utilized should the need arise. These credit lines include a $150 million senior revolving credit facility with a group of lenders that expires in May, 2010. As of December 31, 2007, there were no amounts outstanding under this credit facility. The senior revolving credit facility contains customary affirmative and negative covenants and events of default for facilities of this type which, among other things, limit the ability of the borrower to incur debt, grant liens, pay dividends, enter into mergers or to sell all or substantially all of its assets and contains financial covenants that must be maintained. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources in addition to any new credit facilities. In addition, the indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions.

Financing Agreements

Over the past several years, Lazard has entered into several financing agreements designed to strengthen both its capital base and liquidity, the most significant of which are described below. Each of these agreements is discussed in more detail in our consolidated financial statements and related notes included elsewhere in the Form 10-K. The table below sets forth our corporate indebtedness as of December 31, 2007 and 2006.

	Maturity Date	As of December 31,		Increase (Decrease)
		2007	2006
		($ in millions)
Senior Debt:
6.85%(a)	2017	$600.0	$—	$600.0
7.125%	2015	550.0	550.0	—
6.12%(b)	2008 - 2035	437.5	437.5	—
4.25%(a)	2008	—	96.0	(96.0)
Subordinated Debt:
4.60%(a)	2008	—	50.0	(50.0)
3.25%(c)	2016	150.0	150.0	—

Total Senior and Subordinated Debt		$1,737.5	$1,283.5	$454.0

(a)	On June 21, 2007, Lazard Group issued $600 million aggregate principal amount of 6.85% senior notes due June 15, 2017. In connection with the issuance of these senior notes, a portion of the net proceeds was used to repay Lazard Group’s $96 million senior promissory note and $50 million subordinated promissory note, each of which was scheduled to mature in February, 2008, and were each redeemed on June 29, 2007. Lazard Group has used or intends to use the remaining net proceeds from the issuance of the 6.85% senior notes for (i) expansion of its Financial Advisory and Asset Management businesses, (ii) other strategic acquisitions or investments and (iii) general corporate purposes. See Notes 8 and 12 of Notes to Consolidated Financial Statements.
(b)	Maturity date can vary based on a remarketing of the 6.12% senior notes, and will mature (i) in the event of a successful remarketing, on any date no earlier than May 15, 2010 and no later than May 15, 2035, as we may elect, (ii) in the event of a failed remarketing, on May 15, 2008 and (iii) otherwise on May 15, 2035. See Notes 2 and 12 of Notes to Consolidated Financial Statements.
(c)

As described in more detail in Note 8 of Notes to Consolidated Financial Statements, on May 15, 2006 Lazard Group completed the termination of its strategic alliance with Intesa. In connection with the termination, the then existing $150 million subordinated convertible note held by Intesa was amended and restated, among other things, to provide for its convertibility into shares of Lazard Ltd Class A common stock at an effective conversion price of $57 per share. One-third in principal amount will each generally be convertible after July 1, 2008, July 1, 2009, and July 1, 2010, with no principal amounts convertible after June 30, 2011.

As of December 31, 2007, Lazard was in compliance with all of its obligations under its various borrowing arrangements.

Equity Financings

As described in more detail in Note 2 of Notes to Consolidated Financial Statements, on December 6, 2006, Lazard Ltd sold 8,050,400 shares of its Class A common stock in the Primary Offering. The offering price to the public was $45.42 per share, and the offering provided Lazard Ltd with net proceeds of approximately $349 million, after underwriters’ discount of 3.75% and $2.8 million of other expenses. In conjunction with the Primary Offering, a secondary offering (the “Secondary Offering”) of 6,000,000 shares were offered to the public by certain current and former managing directors of Lazard and their permitted trustees (the “Selling Shareholders”). The 6,000,000 shares offered in the Secondary Offering were also newly-issued Class A common shares as a result of the Selling Shareholders exchanging an equivalent amount of their membership interests in Lazard Group (received in exchange for their membership interests in LAZ-MD Holdings). Lazard Ltd did not receive any proceeds from the sale of common stock in the Secondary Offering.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to affiliates. Regulatory approval is generally required for paying dividends in excess of certain established levels. See Note 19 of Notes to Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France, and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see “Item 1-Business—Regulation” included in this Form 10-K.

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of December 31, 2007:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Operating Leases (exclusive of $68,391 of sublease income)	$488,064	$71,227	$112,602	$87,940	$216,295
Capital Leases (including interest)	37,192	3,282	6,294	6,218	21,398
Senior Debt (including interest)(a)	2,276,115	528,657	160,575	160,575	1,426,308
Subordinated Debt (including interest) (b)	192,656	4,875	9,750	9,750	168,281
Private Equity Commitments: LAI-managed funds (c)	77,883	27,883	50,000	—	—
Other (d)	26,166	25,098	474	556	38
Contractual Commitments to Managing Directors, Senior Advisors and Employees (e)	85,542	50,330	24,080	8,682	2,450

Total (f)	$3,183,618	$711,352	$363,775	$273,721	$1,834,770

(a)	Includes $437.5 million relating to Lazard Group 6.12% senior notes issued in connection with the issuance of the ESUs, for which the maturity date of the debt component can vary based on a remarketing of the notes, and will mature (1) in the event of a successful remarketing, on any date no earlier than May 15, 2010 and no later than May 15, 2035, as we may elect, (2) in the event of a failed remarketing, on May 15, 2008 and (3) otherwise on May 15, 2035. For purposes of the table above, a maturity in 2008, the earliest possible date, was assumed to be the maturity date of the Lazard Group notes. See Notes 2 and 12 of Notes to Consolidated Financial Statements.
(b)	The Amended $150 million Subordinated Convertible Note matures on September 30, 2016, has a fixed interest rate of 3.25% per annum and is convertible into shares of Lazard Ltd Class A common stock at an effective conversion price of $57 per share. One-third in principal amount will generally be convertible after July 1, 2008, an additional one-third after July 1, 2009 and the last one-third after July 1, 2010, and no principal amount will be convertible after June 30, 2011. For purposes of the table above, the Amended $150 million Subordinated Convertible Note was considered to remain outstanding until its maturity date, with no assumed conversions into Class A common stock prior thereto. See Note 8 of Notes to Consolidated Financial Statements.
(c)	Pursuant to the business alliance agreement, Lazard Group has commitments to fund certain investment funds managed by LAI. Amounts in the table above relate to (1) obligations related to Corporate Partners II Limited, a private equity fund formed in February 2005, with $1 billion of institutional capital commitments and a $100 million capital commitment from Lazard Group, the principal portion of which may require funding at any time through 2010. As of December 31, 2007, Lazard Group contributed approximately $24 million of its capital commitment, with Lazard’s remaining commitment of approximately $76 million as of December 31, 2007 estimated to be funded in the amounts of $26 million, $25 million, and $25 million in the years ending December 31, 2008, 2009 and 2010, respectively; (2) obligations related to Lazard Senior Housing Partners LP, a private equity fund which closed during 2006, with $201 million of capital commitments from institutional investors, including $10 million from Lazard Group, the principal portion of which will require funding at any time through 2008. As of December 31, 2007, Lazard Group contributed approximately $8 million of its capital commitment, with Lazard’s remaining commitment of approximately $2 million as of December 31, 2007 estimated to be funded in the year ending December 31, 2008.
(d)	Primarily represents a capital commitment through 2017 of approximately $44 million to a mezzanine fund in which the Company has invested approximately $22 million as of December 31, 2007, with Lazard’s remaining commitment of approximately $22 million required to be funded when called upon (for purposes of the table above such remaining commitment is being reflected as “Less than 1 year”). See Note 13 of Notes to Consolidated Financial Statements.
(e)	The Company has agreements relating to future minimum payments to certain managing directors, senior advisors and employees incurred for the purpose of recruiting and retaining these senior professionals.
(f)	The table above does not include:
(1)	any contingent obligations relating to the LAM equity rights;
(2)	any potential payment related to the Natixis cooperation arrangement (the level of this contingent payment to Natixis would depend, among other things, on the level of revenue generated by the cooperation activities, and the potential payment is limited, as of December 31, 2007, to a maximum of approximately €0.8 million (subject to further reduction in certain circumstances) which would only occur if the cooperation activities generate no revenue over the course of the remaining initial period of such activities, the cooperation agreement is not renewed and Lazard Ltd’s Class A common stock price fails to sustain certain price levels);
(3)	the contingent limited partner capital commitment as described in Note 9 of Notes to Consolidated Financial Statements;
(4)	the lending commitments and indemnifications provided by LFB to third parties as described in Note 13 of Notes to Consolidated Financial Statements;
(5)	the 2008 pension fund obligation of approximately $16.5 million as described in Note 16 of Notes to Consolidated Financial Statements;

(6)	any contingent obligation related to the guarantees described in Note 13 of Notes to Consolidated Financial Statements;
(7)	commitments related to the business acquisitions and joint venture investment as described in Note 7 of Notes to Consolidated Financial Statements;
(8)	Lazard Funding’s January, 2008 purchase from Sapphire Industrial Corp. (“Sapphire”) of 5 million units at a price of $10.00 per unit ($50 million) and 12.5 million warrants at a price of $1.00 per warrant ($12.5 million) in connection with Sapphire’s initial public offering (the “Sapphire IPO”). In addition, the table above excludes (i) the Company’s contingent commitment to purchase up to an additional $37.5 million of Sapphire common shares subsequent to the Sapphire IPO and (ii) LFCM Holdings’ right to purchase from Lazard Funding, at its cost of $10.00 per unit, up to 2 million Sapphire units (up to $20 million). See Note 13 of Notes to Consolidated Financial Statements for additional information relating to Sapphire and the Sapphire IPO; and
(9)	a February, 2008 purchase agreement with a member of LAZ-MD Holdings to purchase 500,000 shares of Lazard Ltd Class A common stock for approximately $18.9 million, which will settle on May 12, 2008. See Note 14 of Notes to Consolidated Financial Statements.

In addition the table above does not include any recognition of the May, 2008 settlement of the purchase contracts component of the ESUs which require the holders to purchase an aggregate of $437.5 million of the Lazard Ltd Class A common stock for cash or exchange of outstanding debt, depending on the success of the remarketing of such debt—see (a) above. This obligation is collateralized by the entire $437.5 million principal amount of Lazard Group notes outstanding. See Notes 2 and 12 of Notes to Consolidated Financial Statements. Also, the table above does not include any possible payments for uncertain tax positions, as we are unable to estimate the timing of any such payments. The amount of unrecognized tax benefits at December 31, 2007 is $32,080, excluding interest and penalties of $5,195. See Note 17 of Notes to Consolidated Financial Statements.

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

The Company also earns performance-based incentive fees on various investment products, including alternative investment funds such as hedge funds, private equity funds and traditional products. Incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks. Incentive fees on private equity funds also may be earned in the form of a carried interest if profits from investments exceed a specified threshold. These incentive fees are paid at the end of the measurement period. Incentive fees on hedge funds generally are subject to loss carry-forward provisions in which losses incurred by the funds in any year are applied against certain future period net appreciation before any incentive fees can be earned.

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

Income Taxes

As part of the process of preparing its consolidated financial statements, Lazard is required to estimate its income taxes in each of the jurisdictions in which it operates. This process requires Lazard to estimate its actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains on investments and depreciation. These temporary differences result in deferred tax assets and liabilities, which are included within Lazard’s consolidated statements of financial condition. In addition, as a result of the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) on January 1, 2007 discussed below, a higher standard must be met before tax benefits can be recognized in the Company’s consolidated financial statements beginning in 2007.

Significant management judgment is required in determining Lazard’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. At December 31, 2007, the Company recorded deferred tax assets of approximately $477 million, with such amount partially offset by a valuation allowance of approximately $428 million due to the uncertainty of realizing the benefits of the book versus tax basis differences and certain net operating loss carry-forwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, valuation allowances are established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by the Company in making this assessment. If actual results differ from these estimates or Lazard adjusts these estimates in future periods, Lazard may need to adjust its valuation allowance, which could materially impact Lazard’s consolidated financial position and results of operations.

On January 1, 2007, the Company adopted FIN No. 48 which clarifies the more likely than not criteria included in FASB Statement No. 109, “Accounting for Income Taxes,” that must be met prior to recognition of the financial statement benefit of a tax position taken or expected to be taken in a tax return. FIN No. 48 also requires the recognition of a liability for differences between tax positions taken in a tax return and amounts recognized in the financial statements. Management applies the more likely than not criteria included in FIN No. 48 when estimating its income taxes in each of the jurisdictions in which it operates. See Note 17 of Notes to Consolidated Financial Statements herein regarding the adoption of FIN No. 48.

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

Valuation of Investments

Investments consist principally of debt securities, equities, investments in alternative asset management funds and other private equity investments. These investments are carried at fair value on the consolidated statements of financial condition, with any increases or decreases in fair value reflected in earnings, to the extent held by our broker-dealer subsidiaries or designated as “trading” securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), within our non broker-dealer subsidiaries, and in “accumulated other comprehensive income”, to the extent designated as “available-for-sale” securities under SFAS No. 115 until such time they are realized and reclassified to earnings. Gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income or “accumulated other comprehensive income”.

Equities principally represent the Company’s investments in marketable equity securities either held directly or indirectly through asset management funds. Equities are either designated as “trading” securities under SFAS No. 115 or accounted for pursuant to broker-dealer accounting guidelines depending upon the entity in which such equities are held.

Interests in LAM alternative asset management funds principally represent general partnership interests in LAM-managed hedge funds. The fair value of such interests reflects the pro rata value of the ownership of the underlying securities in the funds, the fair market value of which is determined through quoted market values of the underlying securities as provided by external pricing sources.

Minority interests in LAM alternative asset management funds represent general partnership interests held directly by certain of our LAM managing directors or employees of the Company but controlled and consolidated by Lazard. The associated minority interest amounting to approximately $51 million and $47 million at December 31, 2007 and 2006, respectively, is included in minority interest on the consolidated statements of financial condition (see Note 6 of Notes to Consolidated Financial Statements).

Private equity investments, which represent approximately 1.9% and 1.1% of total assets at December 31, 2007 and 2006, respectively, are primarily comprised of investments in private equity funds and direct private equity interests that are valued, in the absence of observable market prices, initially at cost, which is subsequently adjusted for additional capital raising transactions such as the issuance of new member interests or through a sale of existing equity to a third party or other events that are indicative of fair value. In the absence of third party transactions, the carrying value of such investments may be adjusted if it is determined that the expected realizable value of the investment differs from the carrying value. In reaching that determination, consideration is given to many factors including, but not limited to, the operating cash flows and financial performance of the investee, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features, liquidation preferences or restrictions. With respect to the majority of private equity investments, we rely on the third party fund managers for estimates of such fair values.

See Note 5 of Notes to Consolidated Financial Statements for additional information regarding investments.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill has an indefinite life and is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, Lazard makes estimates and assumptions in order to determine the fair value of its assets and liabilities and to project future earnings using various valuation techniques. Lazard uses its best judgment and information available to it at the time to perform this review. Because Lazard’s assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ. See Notes 3 and 10 of Notes to Consolidated Financial Statements.

Consolidation of VIEs

The consolidated financial statements include the accounts of Lazard Group and all other entities in which it has a controlling interest. Lazard determines whether it has a controlling interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under U.S. GAAP.

•

Voting Interest Entities.      Voting interest entities are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance itself independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. Lazard is required to consolidate a voting interest entity that it maintains an ownership interest in if it holds a majority of the voting interest in such entity.

•

Variable Interest Entities.     VIEs are entities that lack one or more of the characteristics of a voting interest entity. If Lazard has a variable interest, or a combination of variable interests, in a VIE and it will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both, it is required to consolidate such entity.

Lazard is involved with various entities in the normal course of business that are VIEs and holds variable interests in such VIEs. Transactions associated with these entities primarily include investment management, real estate and private equity investments. Those VIEs for which Lazard was determined to be the primary beneficiary were consolidated in accordance with FIN 46R. Those VIEs included company sponsored venture capital investment vehicles established in connection with Lazard’s compensation plans. In connection with the separation, Lazard Group transferred its general partnership interests in those VIEs to a subsidiary of LFCM Holdings. Lazard Group has determined that it is no longer the primary beneficiary with respect to those VIEs and, as a result, the Company no longer consolidates such VIEs.

Risk Management

The Company encounters risk in the normal course of business and therefore we have designed risk management processes to help manage such risks considering both the nature of our business and our operating model. The Company is subject to varying degrees of credit, market, operational and liquidity risks (see “—Liquidity and Capital Resources”) and monitors these risks at both an entity and on a consolidated basis. Management within each of Lazard’s operating locations are principally responsible for managing the risks within its respective businesses on a day-to day basis.

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

At December 31, 2007, $963 million, or 88%, of the approximate $1.1 billion of investments, at fair value, represented investments in debt securities held by LFB and Corporate investments in equity securities that are either held directly or indirectly through asset management funds, non-publicly traded funds or though general partnership interests in LAM-managed funds, and are therefore subject to market risks. These investments are monitored daily by management.

Included in the amount above was $585 million of debt securities (representing approximately 61% of investments subject to market risk), substantially all of which were in LFB’s portfolio, consisting primarily of corporate bonds (84% of which carried investment grade ratings at December 31, 2007), and secondarily, non-U.S. government securities. These securities are typically held long-term, as part of LFB’s asset-liability management program.

The remaining 12% of the investments at December 31, 2007, at fair value, represent (i) private equity and equity method investments that are generally not subject to short-term market fluctuations, and (ii) general partnership interests in LAM alternative asset management funds held directly by certain of our managing directors and employees but which are controlled and consolidated by the Company, and therefore the associated risk remains with the minority interest holders.

At December 31, 2006, $594 million, or 88%, of the $678 million investments, at fair value, represented investments in debt securities held by LFB and Corporate investments in equity securities that were subject to market risks. Included in this amount was $556 million of debt securities (representing approximately 94% of investments subject to market risk), substantially all of which were in LFB’s portfolio, consisting primarily of corporate bonds (88% of which held investment grade ratings at December 31, 2006), and secondarily, non-U.S. government securities.

The remaining 12% of the investments at December 31, 2006, at fair value, represents (i) private equity and equity method investments that are generally not subject to short-term market fluctuations and (ii) general partnership interests in LAM alternative asset management funds held directly by certain of our managing directors and employees but which are controlled and consolidated by the Company, and therefore the associated risk remains with the minority interest holders.

At December 31, 2007 and 2006, derivative contracts related primarily to interest rate swaps and exchange rate contracts and are recorded at fair value. Derivative assets amounted to $10 million and $7 million at

December 31, 2007 and 2006, respectively, with derivative liabilities amounting to $4 million and $2 million, at such respective dates.

The primary market risks associated with LFB’s securities portfolio, foreign exchange hedging and lending activities are sensitivity to changes in the general level of credit spreads and interest rate and foreign currency risk. The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions. The following sensitivity metrics provide the resultant effects on Lazard’s operating income as of December 31, 2007:

•	LFB’s credit spread risk, as measured by a 100+/– basis point change in credit spreads totaled $(24) million and $26 million, respectively.

•	LFB’s interest rate risk as measured by a 100+/– basis point change in interest rates totaled $350 thousand and $(440) thousand, respectively.

•	Foreign currency risk associated with LFB’s open positions, in the aggregate, as measured by a 200+/– basis point change against the U.S. dollar, totaled approximately $8 thousand.

LFB fully secures its collateralized financing transactions with debt securities.

Risks Related to Receivables

We maintain an allowance for bad debts to provide coverage for probable losses from our fee and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where, in our judgment, the receivables are impaired. At December 31, 2007 total receivables amounted to $1.1 billion, net of an allowance for bad debts of $13 million. As of that date, inter-bank lending, financial advisory and asset management fee, customer and related party receivables comprised 45%, 47%, 5% and 3% of total receivables, respectively. At December 31, 2006 total receivables amounted to $1.2 billion, net of an allowance for bad debts of $11 million. As of that date, inter-bank lending, financial advisory and asset management fee, customer and related party receivables comprised 58%, 34%, 6% and 2% of total receivables, respectively. The M&A and asset management fee receivables collection periods generally are within 60 days of invoice. However, as discussed previously, the collection period for restructuring transactions may extend beyond 60 days, and fee receivables from our private fund advisory activities are generally collected over a four year period. The Company recorded bad debt expense of approximately $1 million and $4 million in the years ended December 31, 2007 and 2006, respectively.

Credit Concentration

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At December 31, 2007 LFB had no exposure to an individual counterparty that exceeded $41 million, in the aggregate, excluding inter-bank counterparties.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s liabilities has fixed interest rates or maximum interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of December 31, 2007, Lazard estimates that operating income relating to cash and short-term investments and corporate indebtedness would change by approximately $11 million, on an annual basis, in the event interest rates were to increase or decrease by 1%.

Operational Risks

Operational risk is inherent in all our business and may, for example, manifest itself in the form of errors, breaches in the system of internal controls, business interruptions, fraud or legal actions due to operating deficiencies or noncompliance. The Company maintains a framework including policies and a system of internal controls designed to monitor and manage operational risk and provide management with timely and accurate information. Management within each of the operating companies is primarily responsible for its operational risk programs. The Company has in place a business continuity and disaster recovery programs that manage its capabilities to provide services in the case of a disruption. We purchase insurance programs designed to protect the Company against accidental loss and losses, which may significantly affect our financial objectives, personnel, property, or our ability to continue to meet our responsibilities to our various stakeholder groups.

Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require the use of fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company believes the adoption of SFAS No. 157 will not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an entity to elect to measure various financial instruments and certain other items at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement requires that a business entity report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007 and will not be applied retrospectively to fiscal years beginning prior to the effective date. We continue to evaluate the provisions of SFAS No. 159 and have not yet determined if we will make any elections for fair value reporting of eligible items under such standard.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141 (R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and supersedes or amends other authoritative literature although it retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141 (R) also requires the acquirer to expense costs related to any acquisitions that close after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, it also changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to both the parent and the noncontrolling interest with separate disclosure of each component on the face of the consolidated income statement. It does not, however, impact the calculation of earnings per share as such calculation will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied except that the presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company has not yet determined the impact that SFAS No. 160 will have on its consolidated financial statements.

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

Item 8.	Financial Statements and Supplementary Data

*	These consolidated financial statements reflect the results of operations and financial position of Lazard Ltd, including consolidation of its investment in Lazard Group LLC, formerly known as Lazard LLC and referred to herein as “Lazard Group,” for all periods presented. Prior to May 10, 2005, the date of Lazard Ltd’s equity public offering (as described in Note 1 of the accompanying Notes to Consolidated Financial Statements), the consolidated financial statements included herein represent the financial statements of Lazard Group. The results of operations and financial condition for certain businesses that Lazard Group no longer owns are reported as discontinued operations. The consolidated financial statements do not reflect what the results of operations of Lazard Ltd or Lazard Group would have been had these companies been stand-alone, public companies for the period presented prior to the equity public offering. In addition, the results of operations for the period prior to May 10, 2005 are not comparable to results of operations for subsequent periods. Specifically, prior to May 10, 2005, the results of operations of Lazard Group do not give effect to the following matters:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited the Company’s internal control over financial reporting as of December 31, 2007, as stated in their report which appears under “Reports of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lazard Ltd:

We have audited the internal control over financial reporting of Lazard Ltd and subsidiaries (the “Company”) as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report On Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/    Deloitte & Touche LLP

New York, New York

February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lazard Ltd:

We have audited the accompanying consolidated statements of financial condition of Lazard Ltd and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows, and changes in members’ equity and stockholders’ equity (deficiency), for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lazard Ltd and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

New York, New York

February 27, 2008

LAZARD LTD

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2007 and 2006

(dollars in thousands, except for per share data)

	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$1,055,844	$969,483
Cash segregated for regulatory purposes or deposited with clearing organizations	24,585	16,023

Receivables—net:
Banks	495,821	721,002
Fees	520,883	417,519
Customers	50,187	77,832
Related parties	30,287	18,543

	1,097,178	1,234,896
Investments—at fair value:
Debt	585,433	556,150
Equities	333,796	27,493
Other	169,612	94,749

	1,088,841	678,392
Property (net of accumulated amortization and depreciation of $208,153 and $181,812 at December 31, 2007 and 2006, respectively)	185,509	168,310
Goodwill and other intangible assets	187,909	16,945
Other assets	200,547	124,616

Total assets	$3,840,413	$3,208,665

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

DECEMBER 31, 2007 and 2006

(dollars in thousands, except for per share data)

	December 31,
	2007	2006
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Liabilities:
Deposits and other customer payables	$858,733	$1,195,014
Accrued compensation and benefits	498,058	437,738
Senior debt	1,587,500	1,083,500
Capital lease obligations	27,122	25,445
Related party payables	26,707	9,794
Other liabilities	569,179	442,030
Subordinated debt	150,000	200,000

Total liabilities	3,717,299	3,393,521
Commitments and contingencies
Minority interest	52,775	55,497

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - 36,607 shares issued and outstanding at December 31, 2007	—	—
Series B - 277 shares issued and outstanding at December 31, 2007	—	—
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 51,745,825 and 51,554,068 shares issued at December 31, 2007 and 2006, respectively, including shares held by a subsidiary as indicated below)	517	516
Class B, par value $.01 per share (1 share authorized, 1 share issued and outstanding at December 31, 2007 and 2006)	—	—
Additional paid-in-capital	(161,924)	(396,792)
Retained earnings	248,551	127,608
Accumulated other comprehensive income, net of tax	52,491	32,494

	139,635	(236,174)
Less - Class A common stock held by a subsidiary, at cost (1,712,846 and 115,000 shares at December 31, 2007 and 2006, respectively)	(69,296)	(4,179)

Total stockholders’ equity (deficiency)	70,339	(240,353)

Total liabilities, minority interest and stockholders’ equity (deficiency)	$3,840,413	$3,208,665

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(dollars in thousands, except for per share data)

	Year Ended December 31,
	2007	2006	2005
REVENUE
Investment banking and other advisory fees	$1,196,648	$ 946,107	$ 846,390
Money management fees	663,316	510,558	435,015
Interest income	89,942	45,074	34,618
Other	104,893	96,070	63,784

Total revenue	2,054,799	1,597,809	1,379,807
Interest expense	137,110	104,254	78,365

Net revenue	1,917,689	1,493,555	1,301,442

OPERATING EXPENSES
Compensation and benefits	1,123,068	891,421	698,683	(*)
Occupancy and equipment	91,103	74,025	74,104
Marketing and business development	74,508	58,896	59,937
Technology and information services	59,409	49,158	49,251
Professional services	48,508	45,616	29,178
Fund administration and outsourced services	22,045	15,221	9,825
Amortization of intangible assets related to acquisitions	21,523	—	—
Provision pursuant to tax receivable agreement	17,104	5,964	2,685
Other	42,126	26,045	35,417

Total operating expenses	1,499,394	1,166,346	959,080

OPERATING INCOME FROM CONTINUING OPERATIONS	418,295	327,209	342,362	(*)

Provision for income taxes	80,616	68,812	58,985	(*)

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST IN NET INCOME	337,679	258,397	283,377	(*)
Minority interest in net income	182,637	165,412	122,315

INCOME FROM CONTINUING OPERATIONS	155,042	92,985	161,062	(*)
LOSS FROM DISCONTINUED OPERATIONS (net of income tax provision of $3,330)	—	—	(17,576	)(*)

NET INCOME (NET INCOME ALLOCABLE TO MEMBERS OF LAZARD GROUP PRIOR TO MAY 10, 2005)	$ 155,042	$ 92,985	$ 143,486	(*)

WEIGHTED AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING:
Basic	51,185,639	38,432,815	37,500,000
Diluted	62,212,617	44,166,131	37,561,138

NET INCOME PER SHARE OF CLASS A COMMON STOCK:
Basic	$3.04	$2.42	$1.45	(**)

Diluted	$2.79	$2.31	$1.45	(**)

DIVIDENDS PAID PER SHARE OF CLASS A COMMON STOCK	$0.36	$0.36	$0.142	(**)

(*)	Excludes, as applicable, with respect to the period prior to May 10, 2005 (a) payments for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense, and (b) U.S. corporate federal income taxes, since Lazard Group has operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes.
(**)	Net income per share is applicable with respect to periods subsequent to May 10, 2005, the date of our equity public offering. Losses related to discontinued operations were incurred prior to May 10, 2005. Therefore, such losses are borne entirely by the historical members of Lazard Group, and do not affect net income per share of Lazard Ltd.

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (net income allocable to members of Lazard Group prior to May 10, 2005)	$155,042	$92,985	$143,486
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash charges (credits) included in net income:
Depreciation and amortization of property	16,734	14,282	15,348
Amortization of deferred expenses, stock units and interest rate hedge	110,995	26,318	2,895
Amortization of intangible assets related to acquisitions	21,523	—	—
Deferred tax benefit	(16,391)	(4,290)	(7,558)
Minority interest in net income	182,637	165,412	122,315
Gain on termination of strategic alliance in Italy	—	(13,695)	—
(Increase) decrease in operating assets:
Cash segregated for regulatory purposes or deposited with clearing organizations	(6,309)	6,667	(10,433)
Receivables-net	229,505	(387,922)	(108,618)
Investments-at fair value	(262,080)	(265,419)	258,520
Other assets	(42,777)	(28,690)	2,462
Assets of discontinued operations	—	—	1,485,363
Increase (decrease) in operating liabilities:
Deposits and other payables	(425,469)	559,371	38,638
Accrued compensation and benefits and other liabilities	108,320	73,020	175,401
Liabilities of discontinued operations	—	—	(1,223,257)

Net cash provided by operating activities	71,730	238,039	894,562

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $19,002	(135,060)	—	—
Additions to property	(16,441)	(10,163)	(7,815)
Disposals of property	1,915	1,971	11,694
Purchases of available-for-sale securities	(73,235)	—	—

Net cash provided by (used in) investing activities	(222,821)	(8,192)	3,879

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of:
Class A common stock, net of expenses	—	349,137	871,656
Class B common stock	—	—	1
Equity security units, net of expenses	—	—	421,559
Senior debt, net of expenses	593,485	—	544,724
Net short-term borrowings	4,429	—	17,085
Indemnity from LFCM Holdings relating to U.K. pension	—	—	53,600
Payments for:
Senior debt	(96,000)	—	(57,650)
Subordinated debt	(50,000)	—	—
Capital lease obligations	(1,423)	(1,115)	(21,902)
Distributions to members and capital withdrawals	—	—	(418,412)
Distributions to minority interests	(99,000)	(67,952)	(72,263)
Distribution of separated business	—	—	(243,178)
Distribution to LAZ-MD holdings and LFCM Holdings	—	—	(150,000)
Repurchase of common membership interest from LAZ-MD Holdings	(21,840)	—	(4,507)
Redemption of historical partners interests	—	—	(1,617,032)
Repurchase of Class A common stock	(68,052)	(4,179)	—
Class A common stock dividends	(18,308)	(13,480)	(5,325)
Net repayments of short-term borrowings	—	(31,025)	—
Settlement of interest rate hedge	—	—	(11,003)
Purchase of contracts relating to equity security units	—	—	(6,013)
Other financing activities	(21)	(1,497)	—

Net cash provided by (used in) financing activities	243,270	229,889	(698,660)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,818)	17,438	(13,225)

NET INCREASE IN CASH AND CASH EQUIVALENTS	86,361	477,174	186,556
CASH AND CASH EQUIVALENTS—January 1	969,483	492,309	305,753

CASH AND CASH EQUIVALENTS—December 31	$1,055,844	$969,483	$492,309

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Supplemental investing non-cash transaction:
Preferred stock and Class A common stock issued/issuable in connection with acquisitions	$52,768	$—	$—

Supplemental financing non-cash transaction:
Issuance of senior promissory note for the acquisition of equity interest in Italy	$—	$96,000	$—

Cash paid during the year for:
Interest	$141,349	$93,714	$81,970

Income taxes	$81,680	$76,483	$24,776

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND

STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(dollars in thousands)

	Members’ Equity	Preferred Stock				Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Class A Common Stock Held By A Subsidiary		Total Members’ Equity and Stockholders’ Equity (Deficiency)
		Series A		Series B
		Shares	$	Shares	$	Shares(*)	$				Shares	$
Balance—January 1, 2005	$366,740									$18,058			$384,798

Comprehensive income (loss):
Net income allocable to members for the period January 1, 2005 through May 9, 2005	89,175												89,175
Net income available for Class A common stockholders for the period May 10, 2005 through December 31, 2005									$54,311				54,311

Net income for the period January 1, 2005 through December 31, 2005													143,486
Other comprehensive income (loss)—net of tax:
Currency translation adjustments										(46,552)			(46,552)
Interest rate hedge, net of amortization										(10,297)			(10,297)
Minimum pension liability adjustments										4,449			4,449

Comprehensive income													91,086

Distribution of net assets of separated businesses	(243,178)												(243,178)
Indemnity from LFCM Holdings relating to U.K. pension	53,600												53,600
Net proceeds from issuance of Class A common stock in equity public offering, including $32,921 issued in cashless exchange						37,500,000	$375	$871,281					871,656
Issuance of Class B common stock						1		1					1
Distributions and withdrawals to members	(418,412)												(418,412)
Redemption of historical partner interests	(1,517,032)												(1,517,032)
Costs related to issuance of purchase contracts associated with equity security units								(12,086)					(12,086)
Purchase contracts associated with equity security units								(6,013)					(6,013)
Distributions to LAZ-MD Holdings and LFCM Holdings	(150,000)												(150,000)
Reclassification to additional paid-in capital	1,819,107							(1,819,107)					—
Class A common stock dividends									(5,325)				(5,325)
Lazard Group repurchase of common membership interest from LAZ-MD Holdings								(4,507)					(4,507)
Amortization and issuance of stock units								1,277					1,277
Adjustment to reclassify minority interest share of undistributed net income for the period May 10, 2005 through December 31, 2005 to additional paid-in-capital								83,464					83,464

Balance—December 31, 2005	$—	—	$—	—	$—	37,500,001	$375	$(885,690)	$48,986	$(34,342)	—	—	$(870,671)

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND

STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005—(Continued)

(dollars in thousands)

	Preferred Stock				Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Class A Common Stock Held By A Subsidiary		Total Stockholders’ Equity (Deficiency)
	Series A		Series B
	Shares	$	Shares	$	Shares(*)	$				Shares	$
Balance - December 31, 2005	—	$—	—	$—	37,500,001	$375	$(885,690)	$48,986	$(34,342)	—	$—	$(870,671)

Comprehensive income:
Net income								92,985				92,985
Other comprehensive income - net of tax:
Currency translation adjustments									50,299			50,299
Amortization of interest rate hedge									1,100			1,100
Minimum pension liability adjustments									13,683			13,683

Comprehensive income												158,067

Adoption of FASB Statement No. 158									1,754			1,754
Amortization and issuance of stock units							23,545					23,545
Conversion of DSUs to Class A common stock					3,668	—	—					—
RSU dividend-equivalents							883	(883)				—
Class A common stock dividends								(13,480)				(13,480)
Purchase of Class A common stock by a subsidiary										115,000	(4,179)	(4,179)
Net proceeds from issuance of Class A common stock in Primary Offering, including issuance of 6,000,000 shares in Secondary Offering					14,050,400	141	348,996					349,137
Other capital transactions							4,510					4,510
Adjustment to reclassify minority interest share of undistributed net income to additional paid-in-capital							110,964					110,964

Balance - December 31, 2006	—	—	—	—	51,554,069	516	(396,792)	127,608	32,494	115,000	(4,179)	(240,353)
Adjustment for the cumulative effect on prior years from the adoption of FIN No. 48								(13,221)				(13,221)

Balance, as adjusted - January 1, 2007	—	—	—	—	51,554,069	516	(396,792)	114,387	32,494	115,000	(4,179)	(253,574)

Comprehensive income (loss):
Net income								155,042				155,042
Other comprehensive income (loss) - net of tax:
Currency translation adjustments									23,426			23,426
Amortization of interest rate hedge									1,100			1,100
Net unrealized loss on available-for-sale securities									(670)			(670)
Employee benefit plans:
Net actuarial (loss)									(3,440)			(3,440)
Adjustment for items reclassified to earnings									(419)			(419)

Comprehensive income												175,039

Preferred stock and Class A common stock issued/issuable in connection with acquisitions and related amortization	36,607	$—	277	$—			54,404					54,404
Issuances of Class A common stock in exchange for Lazard Group common membership interests					191,757	1	(1)					—
Repurchase of common membership interest from LAZ-MD Holdings							(21,840)					(21,840)
Amortization of stock units							105,586					105,586
RSU dividend-equivalents							2,570	(2,570)				—
Class A common stock dividends								(18,308)				(18,308)
Purchase of Class A common stock by a subsidiary										1,678,600	(68,052)	(68,052)
Lazard Group delivery of Class A common stock for settlement of vested RSUs							(2,956)			(80,754)	2,935	(21)
Adjustment to reclassify minority interest share of undistributed net income to additional paid-in-capital							97,105					97,105

Balance–December 31, 2007	36,607	$—	277	$—	51,745,826	$517	$(161,924)	$248,551	$52,491	1,712,846	$(69,296)	$70,339

(*)

Includes 51,745,825, 51,554,068 and 37,500,000 shares of the Company’s Class A common stock issued at December 31, 2007, 2006 and 2005, respectively, and 1 share of the Company’s Class B common stock at each such date.

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

Lazard Ltd is a Bermuda holding company that was incorporated in October 2004. Pursuant to a Registration Statement on Form S-1 declared effective by the SEC on May 4, 2005 (the “Registration Statement”) for the initial public offering of shares of Lazard Ltd’s Class A common stock, par value $0.01 per share (“Class A common stock”), Lazard Ltd issued on May 10, 2005, at $25 per share, 34,183,162 shares of its Class A common stock in a registered initial public offering (the “equity public offering”). In addition, on May 10, 2005, pursuant to the Natixis Placements (see Note 2 of Notes to Consolidated Financial Statements) and the cashless exchange of certain of our chief executive officer’s interests in Lazard Group with Lazard Ltd, the Company issued 2,000,000 shares of its Class A common stock and 1,316,838 shares of its Class A common stock, respectively. These issuances, together with the 34,183,162 shares of Class A common stock issued pursuant to the equity public offering, resulted in the Company having 37,500,000 shares of its Class A common stock outstanding at the time of the equity public offering. The Company, through a number of newly-formed, wholly-owned subsidiaries, contributed the net proceeds from the equity public offering, along with the net proceeds it received from the financing transactions (as described in Note 2 of Notes to Consolidated Financial Statements), to Lazard Group in exchange for 37,500,000 Lazard Group common membership interests, representing ownership of 37.5% of Lazard Group’s total common membership interests as of May 10, 2005, and, after giving effect to (i) the repurchase and forfeiture of a portion of the Lazard Group common membership interests held by LAZ-MD Holdings LLC (“LAZ-MD Holdings”), as well as (ii) certain other share issuances by Lazard Ltd subsequent to December 31, 2005 (principally related to the primary and secondary offerings of Class A common stock as described in Note 2 of Notes to Consolidated Financial Statements), it held approximately 48.3%, 47.9% and 37.6% of all outstanding Lazard Group common membership interests as of December 31, 2007, 2006 and 2005, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

LAZ-MD Holdings held approximately 51.7%, 52.1% and 62.4% of the common membership interests in Lazard Group as of December 31, 2007, 2006 and 2005, respectively. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Class B common stock (the “Class B common stock”) of Lazard Ltd as of December 31, 2007, 2006 and 2005. As of December 31, 2007, 2006 and 2005, the Class B common stock provides LAZ-MD Holdings with approximately 51.7%, 52.1% and 62.4%, respectively, of the voting power but no economic rights in Lazard Ltd. Subject to certain limitations, LAZ-MD Holdings exchangeable interests are exchangeable for Class A common stock.

Lazard Group is governed by an Operating Agreement dated as of May 10, 2005, as amended (the “Operating Agreement”).

The Company’s sole operating asset is its indirect ownership of common membership interests of Lazard Group and its managing member interest of Lazard Group, whose principal operating activities are included in two business segments:

•	Financial Advisory, which includes providing advice on mergers and acquisitions, restructurings, capital raising and similar transactions, and

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

•	Asset Management, which includes the management of equity and fixed income securities, alternative investment and private equity funds.

In addition, Lazard Group records selected other activities in its Corporate segment, including management of cash, strategic investment activities and the activities of Lazard Group’s Paris-based Lazard Frères Banque SA (“LFB”). LFB is a registered bank regulated by the Banque de France and its primary operations include asset and liability management for Lazard Group’s Paris House through its money market desk and commercial banking operations, deposit taking and, to a lesser extent, financing activities and custodial oversight over assets of various clients. LFB also operates many support functions relating to our business in Paris. Lazard Group also allocates outstanding indebtedness to Corporate.

Prior to May 10, 2005, Lazard Group also had a business segment called Capital Markets and Other, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services and fund management activities outside of France as well as other specified non-operating assets and liabilities. This business segment’s assets and liabilities (referred to below as the “separated businesses”) were separated from Lazard Group on May 10, 2005, and the operating results of this former segment are reflected as discontinued operations for the period prior to May 10, 2005. We refer to the transfer of the separated business as the “separation.”

The consolidated financial statements include Lazard Ltd, Lazard Group and Lazard Group’s principal operating subsidiaries: Lazard Frères & Co. LLC (“LFNY”), a New York limited liability company, along with its subsidiaries, including Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”); Compagnie Financière Lazard Frères SAS (“CFLF”) (formerly Lazard Frères SAS) and Maison Lazard SAS, French limited liability companies, along with their respective subsidiaries, including LFB and Lazard Freres Gestion SAS (“LFG”); and Lazard & Co., Limited (“LCL”), through Lazard & Co., Holdings Limited, an English private limited company (“LCH”); together with their jointly-owned affiliates and subsidiaries.

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

The accompanying consolidated statements of financial condition as of December 31, 2007 and 2006 reflect the consolidated statements of financial condition of Lazard Ltd and its subsidiaries. The consolidated statements of income, cash flows and changes in members’ equity and stockholders’ equity (deficiency) for the years ended December 31, 2007 and 2006 reflect the consolidated operating results, cash flows and changes in equity of Lazard Ltd and its subsidiaries. The consolidated statements of income, cash flows and changes in members’ equity and stockholders’ equity (deficiency) for the year ended December 31, 2005 reflect the consolidated operating results, cash flows and changes in equity of Lazard Group and its subsidiaries prior to May 10, 2005, and, from May 10, 2005 through December 31, 2005, reflect the consolidated operating results, cash flows and changes in equity of Lazard Ltd and its subsidiaries.

The accompanying consolidated financial statements do not reflect what the results of operations of the Company would have been had it been a stand-alone, public company for the period January 1, 2005 until the

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

equity public offering on May 10, 2005. In addition, the results of operations prior to the equity public offering on May 10, 2005 are not comparable to results of operations for subsequent periods as described below.

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

•

Prior to May 10, 2005, payments for services rendered by managing directors of LAM (and employee members of LAM) had been accounted for as minority interest in net income and since that date such payments have been included within “compensation and benefits expense”. See Note 4 of Notes to Consolidated Financial Statements.

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

In accordance with U.S. GAAP, the results of operations of the separated businesses have been segregated and are reported as discontinued operations in the consolidated statement of income for the year ended December 31, 2005. See Note 21 of Notes to Consolidated Financial Statements for additional information relating to discontinued operations.

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

In the separation, Lazard Group retained all of the Company’s Financial Advisory and Asset Management businesses. In addition, under the business alliance agreement, dated as of May 10, 2005, between Lazard Group and LFCM Holdings (the “business alliance agreement”), Lazard Group was granted the option to acquire the North American and European fund management activities of LFCM Holdings (see Note 9 of Notes to Consolidated Financial Statements).

The Recapitalization

On the same day as the separation, LAZ-MD Holdings and Lazard Group effected a recapitalization of their companies. The recapitalization had three principal parts—the financing transactions, the redemption of the historical partners’ interests and mandatorily redeemable preferred interests of Lazard Group and the issuance of LAZ-MD Holdings exchangeable interests to working members. “Historical partners” refers to certain former members of Lazard Group that existed prior to the recapitalization, which consisted of Eurazeo S.A., descendants and relatives of Lazard Group’s founders, several historical partners of Lazard Group’s predecessor entities, several current and former managing directors and the other members of these classes. “Working members” refers to members of Lazard Group that existed prior to the recapitalization, which consisted of current and former managing directors of Lazard Group and the separated businesses.

The Financing Transactions

On May 10, 2005, the Company completed the financing transactions, which consisted of:

•	the equity public offering,

•	the initial offering (the “ESU offering”) of equity security units (the “ESUs”) in an aggregate principal amount of $287,500,

•	the private offering of Lazard Group 7.125% senior notes in an aggregate principal amount of $550,000, and

•

the private placement of securities to IXIS—Corporate & Investment Bank (“IXIS” or, following its merger with and into its parent, “Natixis”), consisting of $150,000 principal amount of ESUs and $50,000 in shares of Class A common stock.

The Company used the net proceeds from the financing transactions primarily to:

•

redeem Lazard Group membership interests, including Lazard Group’s mandatorily redeemable preferred stock, held by the historical partners for $1,617,032 (including the value of our chief executive officer’s historical interests ($32,921), which were exchanged for shares of Lazard Ltd Class A common

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

stock in lieu of cash, and the exchange of certain of these membership interests for specific Lazard Group investments valued at $39,774),

•	capitalize LFCM Holdings and LAZ-MD Holdings in the amount of $67,000 and $83,000, respectively,

•	repay the 7.53% senior notes due 2011 in an aggregate principal amount of $50,000 as well as a related “make-whole” payment of $7,650, and

•	pay transaction fees and expenses.

The Redemption of the Historical Partners’ Interests and Mandatorily Redeemable Preferred Interests

As noted above, a primary purpose of the financing transactions was the redemption of the historical partners’ interests and mandatorily redeemable preferred interests of Lazard Group. As part of the recapitalization transactions, historical partner interests and preferred interests generally were redeemed for cash. Interest on manditorily redeemable preferred stock for the year ended December 31, 2005 of an $8,000 credit represents accrued dividends that were cancelled in connection with the redemption of membership interests of historical partners and is included in “interest expense” on the consolidated statement of income.

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

Equity Public Offering—As described above, on May 10, 2005, Lazard Ltd consummated its equity public offering. The aggregate gross proceeds relating to the offering amounted to $854,579, and net proceeds to Lazard Ltd, after $65,844 of estimated expenses incurred by Lazard Ltd in connection with the issuance and distribution of the Lazard Ltd Class A common stock (including underwriting discounts and commissions, expenses paid to the underwriters and certain other expenses), was $788,735. Lazard Ltd contributed all the net proceeds from this offering to Lazard Group in exchange for a controlling interest in Lazard Group. In the year ended December 31, 2006, additional costs of $2,677 relating to the May, 2005 issuance of Class A common stock were incurred, representing amounts in excess of estimated costs associated with the equity public offering. Such amount was recorded as a reduction of additional paid-in-capital.

Other Financing Transactions—See Note 12 of Notes to Consolidated Financial Statements for a discussion regarding the ESU offering, the private offering of Lazard Group 7.125% Senior Notes and Lazard Group’s credit facility.

Natixis Placements—On May 10, 2005, the Company also completed the Natixis placements. Natixis, which was a subsidiary of Caisse Nationale des Caisses d’Epargne (“CNCE”), purchased an aggregate of $200,000 of the Company’s securities, $150,000 of which were ESUs (the “Natixis ESU placement”) and $50,000 of which were shares of Class A common stock. The terms of the ESUs issued in connection with the Natixis ESU placement are the same as the ESUs described in Note 12 of Notes to Consolidated Financial Statements. The price per security paid by Natixis was equal, in the case of shares of Class A common stock, to

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

the price per share in the equity public offering and, in the case of ESUs, the price per unit in the ESU offering. The Company contributed the net proceeds from the sale of Class A common stock to Lazard Group. Lazard Group Finance LLC, a Delaware limited liability company and then an affiliate of the Company (“Lazard Group Finance”), used the net proceeds from the Natixis ESU placement to purchase Lazard Group 6.12% senior notes with a principal amount of $150,000.

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

As a result of the offerings, Lazard Ltd’s ownership interest in Lazard Group increased from 37.7% prior to the offerings to 47.9% subsequent thereto. Correspondingly, LAZ-MD Holdings’ ownership in Lazard Group decreased from 62.3% prior to the offerings to 52.1% subsequent thereto (see Note 6 for additional information regarding Lazard Ltd’s and LAZ-MD Holdings’ ownership interests in Lazard Group).

Lazard Capital Markets LLC (“LCM”), a wholly-owned subsidiary of LFCM Holdings, was a member of the underwriting group for both the Primary and Secondary Offerings, and, in such capacity, earned revenue, net of estimated underwriting expenses, of $4,118. The business alliance agreement provides for Lazard Group to receive a referral fee equal to approximately half of the net revenue obtained by LCM in respect of any underwriting or distribution opportunity referred to it by Lazard Group. In that connection, as of December 31, 2006, Lazard Group’s consolidated statement of financial condition included a receivable from LFCM Holdings of $2,059, with the portion of such amount relating to the Primary Offering of $1,180 being recorded as an increase to its members’ equity in the fourth quarter of 2006 and the portion of such amount relating to the Secondary Offering of $879 being recorded in “revenue—other” in such period. See Note 18 of Notes to Consolidated Financial Statements for additional information regarding the business alliance agreement.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

3.    SIGNIFICANT ACCOUNTING POLICIES

The accounting policies below relate to reported amounts on the consolidated financial statements.

Foreign Currency Translation—The consolidated financial statements are presented in U.S. dollars. Many of the Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at year-end exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. dollars are reported as a component of Members’ Equity and Stockholders’ Equity (Deficiency). Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of income.

Net exchange gains (losses) incurred on foreign currency transactions amounted to $5,657 and $(3,822), respectively, for the years ended December 31, 2007 and 2006 and is included in “revenue—other” on the respective consolidated statements of income. Net exchange gains (losses) incurred on foreign currency transactions for the year ended December 31, 2005 was $5,137 and is included in both “revenue—other” with respect to continuing operations and “loss from discontinued operations” with respect to discontinued operations on the consolidated statement of income.

Use of Estimates—In preparing the consolidated financial statements, management makes estimates and assumptions regarding:

•	valuations of assets and liabilities requiring fair value estimates including, but not limited to:

•	investments; and

•	allowance for doubtful accounts;

•	the realization of deferred taxes and adequacy of tax reserves;

•	the outcome of litigation;

•	the carrying amount of goodwill and other intangible assets;

•	the amortization period of intangible assets;

•	share-based compensation plan forfeitures; and

•	other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the consolidated financial statements.

Cash and Cash Equivalents—The Company defines cash equivalents as short-term, highly liquid securities and cash deposits with original maturities of 90 days or less when purchased.

Cash Segregated for Regulatory Purposes or Deposited with Clearing Organizations—Represents restricted cash deposits made by the Company to satisfy the requirements of various non-U.S. regulatory authorities and clearing organizations in which LFB participates as a registered bank.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Receivables—net—Receivables, net is comprised of bank receivables, which represent those related to LFB’s short-term inter-bank lending with registered banks, fees and receivables from customers, including those related to LFB’s lending and collateralized financing activities, and related parties.

In connection with collateralized financing activities, the Company typically receives a pledge of specifically identified securities equal to or greater than the amount of the cash loaned. Collateralized financings, which amounted to $5,241 and $16,858 at December 31, 2007 and 2006, respectively, were secured by pledged collateral of equal value at each such date. Securities owned by customers and pledged to collateralize secured loans receivable are not reflected on the consolidated statements of financial condition.

Receivables are stated net of an estimated allowance for doubtful accounts of $13,290 and $11,316 at December 31, 2007 and 2006, respectively. The Company recorded bad debt expense of $540, $4,020 and $5,597 for the years ended December 31, 2007, 2006 and 2005, respectively, and recorded charge-offs, foreign currency translation and other adjustments, which resulted in a net increase (decrease) to the allowance for doubtful accounts, of $1,434, $(5,415) and $(9,330) for the years ended December 31, 2007, 2006 and 2005, respectively.

Customer receivables at December 31, 2007 and 2006 include $17,555 and $19,330, respectively, of loans granted by LFB to managing directors and employees that are made in the ordinary course of business at market terms.

Investments—at fair value—Investments in debt and marketable equity securities held either directly or indirectly through asset management funds at the Company’s broker-dealer subsidiaries are accounted for at fair value, with any increase or decrease in fair value recorded in earnings in accordance with standard industry practices. Such amounts are reflected in “revenue—other” in the consolidated statements of income.

Investments in debt and marketable equity securities held at the Company’s non broker-dealer subsidiaries include “trading” and “available-for-sale” securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Investments in debt and marketable equity securities considered “trading” securities are accounted for at fair value, with any increase or decrease in fair value reflected in “revenue—other” in the consolidated statements of income. Investments in debt securities considered “available-for-sale” securities are accounted for at fair value, with any increase or decrease in fair value reported in “accumulated other comprehensive income, net of tax”, as presented in the Company’s consolidated statements of changes in members’ equity and stockholders’ equity (deficiency), until such time they are realized and reclassified to earnings. Any declines in fair value of “available-for-sale” securities that are determined to be other than temporary would be charged to earnings.

Other investments, which principally include general partnership interests in alternative investment asset management funds and private equity investments, are accounted for at fair value.

Dividend income is reflected in “revenue—other” on the consolidated statements of income. Any related interest amounts, including accretion or amortization of any discount or premium arising at acquisition, are included in “interest income”. Securities transactions and the related revenue and expenses are recorded on a trade date basis.

See Note 5 of Notes to Consolidated Financial Statements for additional information regarding the Company’s investments.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Property-net—At December 31, 2007 and 2006 property-net consists of the following:

	Estimated Depreciable Life in Years	December 31,
		2007	2006
Buildings	33	$185,509	$166,648
Leasehold improvements	5-20	158,748	141,084
Furniture and equipment	3-10	49,405	42,390

Total		393,662	350,122
Less—Accumulated depreciation and amortization		(208,153)	(181,812)

Property, net		$185,509	$168,310

Buildings, leasehold improvements, and furniture and equipment are stated at cost, or in the case of buildings under capital leases, the present value of the future minimum lease payments, less accumulated depreciation and amortization. Buildings represent owned property and amounts recorded pursuant to capital leases (Note 13 of Notes to Consolidated Financial Statements), with the related obligations recorded as capital lease obligations. Such buildings are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are capitalized and are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Depreciation of furniture and equipment, including computer hardware and software, is determined on a straight-line basis using estimated useful lives. Depreciation and amortization expense aggregating $16,734 and $14,282, respectively, for the years ended December 31, 2007 and 2006 is included in “occupancy and equipment” and “technology and information services” on the respective consolidated statements of income. Depreciation and amortization expense for the year ended December 31, 2005 was $15,348 and is included in “occupancy and equipment” and “technology and information services” with respect to continuing operations and “loss from discontinued operations” with respect to discontinued operations on the consolidated statement of income. Repairs and maintenance are expensed as incurred.

Goodwill and Other Intangible Assets—In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill has an indefinite life and therefore is required to be tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. The Company assesses whether amounts recorded as goodwill are impaired at any of its applicable entities by comparing the fair value of each entity with its respective carrying amount. In this process, Lazard uses its best judgment and information available to it at the time to perform this review and utilizes various valuation techniques in order to determine the applicable fair values.

Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable as prescribed by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This analysis is performed by comparing the respective carrying value of the intangible asset being reviewed for impairment to the current and expected future cash flows expected to be generated from such asset on an undiscounted basis, including eventual disposition. An impairment loss would be measured for the amount by which the carrying amount of the long-lived asset exceeds its fair value.

See Note 10 of Notes to Consolidated Financial Statements with respect to goodwill and other intangible assets.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The Company enters into forward foreign currency exchange rate contracts, interest rate swaps, interest rate futures and other derivative contracts primarily to hedge exposures to fluctuations in interest rates and currency exchange rates. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value as of December 31, 2007 and 2006 and are included in “other assets” and “other liabilities” on the consolidated statements of financial condition. Except for derivatives hedging “available-for-sale” securities under SFAS No. 115, the Company elected to not apply hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”) to its other derivative instruments held as of December 31, 2007 and 2006 and, as such, the related gains and losses are included in “interest income” and “interest expense”, respectively, or “revenue—other”, depending on the nature of the underlying item, on the consolidated statements of income.

The table below presents the fair values of the Company’s derivative instruments as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Assets
Interest rate contracts	$5,681	$2,750
Exchange rate contracts	4,126	4,493
Other contracts	33	—

Total derivative assets	$9,840	$7,243

Liabilities
Interest rate contracts	$930	$922
Exchange rate contracts	3,522	706
Other contracts	36	—

Total derivative liabilities	$4,488	$1,628

Deposits and Other Customer Payables—Deposits and other customer payables principally relate to LFB customer-related interest-bearing time and demand deposits, short-term inter-bank borrowing with registered banks and amounts due on collateralized financings.

Collateralized financings amounted to $29,443 and $19,229 at December 31, 2007 and 2006, respectively, and were fully collateralized with pledged assets of equal value at each such date.

Revenue Recognition

Investment Banking and Other Advisory Fees—Fees for mergers and acquisitions advisory services and financial restructuring advisory services are recorded when earned, which is generally the date the related transactions are consummated. Transaction related expenses, which are directly related to such transactions and billable to clients, are deferred to match revenue recognition. Client reimbursements of expenses are presented net in “investment banking and other advisory fees” on the Company’s consolidated statements of income. The amounts of expenses reimbursed by clients for the years ended December 31, 2007, 2006 and 2005 are $19,267, $16,534 and $12,360, respectively.

Money Management and Incentive Fees—Money management fees are derived from fees for investment management and advisory services provided to institutional and private clients. Revenue is recorded on an

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

accrual basis primarily based on a percentage of client assets managed. Fees vary with the type of assets managed, with higher fees earned on equity assets, alternative investment (such as hedge funds) and private equity products, and lower fees earned on fixed income and money market products.

The Company may earn performance-based incentive fees on various investment products, including alternative investment funds such as hedge funds, private equity funds, and traditional products. Incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks. Incentive fees on private equity funds also may be earned in the form of a carried interest if profits from investments exceed a specified threshold. These incentive fees are paid at the end of the measurement period. Incentive fees on hedge funds generally are subject to loss carry-forward provisions in which losses incurred by the funds in any year are applied against certain future period net appreciation before any incentive fees can be earned.

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

Soft Dollar Arrangements—The Company’s Asset Management business obtains research and other services through “soft dollar” arrangements. Consistent with the “soft dollar” safe harbor established by Section 28(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Asset Management business does not have any contractual obligation or arrangement requiring it to pay for research and other services obtained through soft dollar arrangements with brokers. Instead, the provider is obligated to pay for the services. Consequently, the Company does not incur any liability and does not accrue any expenses in connection with any research or other services obtained by the Asset Management business pursuant to such soft dollar arrangements. If the use of soft dollars is limited or prohibited in the future by regulation, we may have to bear the costs of such research and other services.

Share-Based Payments—Pursuant to the Company’s 2005 Equity Incentive Plan (the “Equity Incentive Plan”) (described in more detail in Note 14 of Notes to Consolidated Financial Statements), the Company adopted the fair value recognition provisions under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) for equity awards issued under such plan. Accordingly, Lazard recognizes in compensation and benefits expense the amortized portion of the fair value of the equity awards, net of an estimated forfeiture rate, over the service period specified in the award.

Beginning January 1, 2006, Lazard adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Accordingly, share-based awards that do not require future service are expensed immediately. Share-based awards that require future service are amortized over the requisite service period. Lazard adopted SFAS No. 123R under the modified prospective method. Under that method, the provisions of SFAS No. 123R are applied to share-based awards granted subsequent to adoption. Share-based awards granted prior to the adoption of SFAS No. 123R continue to be amortized over the stated service periods of the awards.

As a result of the Company adopting certain provisions consistent with SFAS No. 123R upon the introduction of its 2005 Equity Incentive Plan while under the provisions of SFAS No. 123, there were no significant effects resulting from the adoption of the provisions of SFAS No. 123R.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Income Taxes—Prior to May 10, 2005, the Company had not been subject to U.S. corporate federal income taxes. However, the Company was subject to UBT attributable to Lazard Group’s operations apportioned to New York City. In addition, certain non-U.S. subsidiaries of the Company were subject to income taxes in their local jurisdictions. Commencing May 10, 2005, the Company became subject to U.S. corporate federal income tax on its allocable share of the results of operations of Lazard Group, giving effect to the post equity public offering structure, and the Company’s provision for income taxes is accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), as interpreted by Financial Accounting Standard Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), discussed below.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Such temporary differences are reflected as deferred tax assets and liabilities and are included in “other assets” and “other liabilities”, respectively, on the consolidated statements of financial condition.

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

On January 1, 2007, the Company adopted FIN No. 48, which clarifies the accounting for and reporting of income tax uncertainties and requires additional disclosures related to uncertain tax positions. The Company’s accounting policy provides that interest and penalties related to income taxes is to be included in income tax expense.

See Note 17 of Notes to Consolidated Financial Statements for additional information relating to income taxes.

Reclassifications—Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

Recent Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require the use of fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company believes the adoption of SFAS No. 157 will not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an entity to elect to measure various financial instruments and certain other items at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement requires that a business entity report unrealized gains and losses, on items for which the fair value option has

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

been elected, in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007 and will not be applied retrospectively to fiscal years beginning prior to the effective date. We continue to evaluate the provisions of SFAS No. 159 and have not yet determined if we will make any elections for fair value reporting of eligible items under such standard.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (R)”). SFAS No. 141(R) replaces SFAS No. 141 “Business Combinations” (“SFAS No. 141”) and supersedes or amends other related authoritative literature although it retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) also requires the acquirer to expense costs relating to any acquisitions that close after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, it also changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to both the parent and the noncontrolling interest with separate disclosure of each component on the face of the consolidated income statement. It does not, however, impact the calculation of earnings per share as such calculation will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied except that the presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company has not yet determined the impact that SFAS No. 160 will have on its consolidated financial statements.

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

Pursuant to the formation of LAM, the LAM managing directors also were granted equity units in LAM. In addition, certain other key LAM employees were granted equity units in LAM. The LAM equity units entitle holders to payments only in connection with selected fundamental transactions affecting the Company or LAM,

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

including a dissolution or sale of all or substantially all of the assets of the Company or LAM, a merger of or sale of all of the interests in LAM whereby the Company ceases to own a majority of, or have the right to appoint a majority of the board of directors of, LAM, or a non-ordinary course sale of assets by LAM that exceeds $50,000 in value. As a general matter, in connection with a fundamental transaction that triggers the LAM equity units, the holders of the LAM equity units, as of December 31, 2007, would be entitled in the aggregate to approximately 23% of the net proceeds or imputed valuation of LAM in such a transaction after deductions for payment of creditors of LAM and the return of LAM capital, with the remainder of approximately 77% being retained by Lazard Group. The LAM equity units are not entitled to share in the operating results of LAM. A separate class of interests in LAM, which we refer to as “LAM profit units,” is entitled to the ordinary profit and losses of LAM, all of which is owned by the Company. Accordingly, in the absence of a fundamental transaction that triggers the LAM equity units, all of LAM’s net income is allocable to the Company. The equity units granted to LAM managing directors are a part of the LAM managing directors’ membership interest in LAM, and, therefore, all transactions related to the equity units are treated as equity transactions among members. The equity units granted to LAM employees are considered to be compensation for financial accounting purposes. As a fundamental transaction has not yet been considered probable of occurrence, no compensation cost has been recognized to date. The Company has no current intention to cause or otherwise trigger a fundamental transaction that would give rise to payment obligations to the holders of interests in LAM.

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

The board of directors of LAM, a majority of which are appointed by the Company, may, in its discretion, grant LAM equity interests that include profit rights to managing directors of, and other persons providing services to, LAM, as a portion of their ongoing compensation. If granted, these equity interests will be subject to specified vesting conditions. No such LAM equity interests have been granted as of December 31, 2007 nor is there any present intention to do so.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

5.	INVESTMENTS—AT FAIR VALUE

The Company’s investments, which are stated at fair value, consist of the following at December 31, 2007 and 2006:

	December 31,
	2007	2006
Debt:
Bonds - Corporate	$534,825	$527,421
Non-U.S. Government and agency securities	50,608	28,729

	585,433	556,150

Equities	333,796	27,493

Other:
Interest in LAM alternative asset management funds:
General Partnership interests owned by Lazard	43,313	10,140
Minority interest	51,493	47,152
Private equity investments	74,051	35,629
Equity method investments	755	1,828

	169,612	94,749

Total investments, at fair value	$1,088,841	$678,392

Debt securities are typically held long-term, as part of LFB’s asset-liability management program. They are primarily accounted for as either “trading” or “available-for-sale” securities under SFAS No. 115.

The fair value and amortized cost basis pertaining to debt securities classified as “available-for-sale” at December 31, 2007, by maturity date, are as follows:

	Fair Value	Cost Basis
Within one year	$ —	$ —
After 1 year through 5 years	50,619	51,072
After 5 years through ten years	21,734	22,206
After ten years	—	—

	$72,353	$73,278

Equities principally represent the Company’s investments in marketable equity securities either held directly or indirectly through asset management funds. Equities are either designated as “trading” securities under SFAS No. 115 or accounted for pursuant to broker-dealer accounting guidelines, depending upon the entity in which such equities are held.

Interests in LAM alternative asset management funds principally represent general partnership interests in LAM-managed hedge funds. The fair value of such interests reflects the pro rata value of the ownership of the underlying securities in the funds, the fair market value of which is determined through quoted market values of the underlying securities as provided by external pricing sources.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Minority interests in LAM alternative asset management funds represent general partnership interests held directly by certain of our LAM managing directors or employees of the Company but controlled and consolidated by Lazard. The associated minority interest amounting to $51,493 and $47,152 at December 31, 2007 and 2006, respectively, is included in “minority interest” on the consolidated statements of financial condition (see Note 6 of Notes to Consolidated Financial Statements).

Private equity investments are primarily comprised of investments in private equity funds and direct private equity interests that are valued, in the absence of observable market prices, initially at cost, which is subsequently adjusted for additional capital raising transactions such as the issuance of new member interests or through a sale of existing equity to a third party or other events that are indicative of fair value. In the absence of third party transactions, the carrying value of such investments may be adjusted if it’s determined that the expected realizable value of the investment differs from the carrying value. In reaching that determination, consideration is given to many factors including, but not limited to, the operating cash flows and financial performance of the investee, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features, liquidation preferences or restrictions. With respect to the majority of private equity investments, we rely on the third party fund managers for estimates of such fair values.

The Company recognized gross investment gains and losses for the years ended December 31, 2007 and 2006 in “revenue—other” on the respective consolidated statements of income. The Company recognized gross investment gains and losses for the year ended December 31, 2005, in “revenue—other” with respect to continuing operations and “loss from discontinued operations” with respect to discontinued operations on the consolidated statement of income. Such amounts were as follows:

	Year Ended December 31,
	2007	2006	2005
Gross investment gains	$63,721	$30,747	$26,721
Gross investment losses	$47,501	$4,767	$16,489

The table above includes gross unrealized investment gains and losses pertaining to “trading” securities under SFAS No. 115 as follows:

	Year Ended December 31,
	2007	2006	2005
Gross unrealized investment gains	$8,610	$1,212	$1,085
Gross unrealized investment losses	$24,186	$902	$26

In addition, the Company recorded $1,022 of gross unrealized investment losses (pre-tax) in “accumulated other comprehensive income” in 2007 pertaining to debt securities held at LFB that are designated as “available-for-sale” under SFAS No. 115. There were no gross unrealized investment gains recorded in “accumulated other comprehensive income” in 2007 and there were no gross unrealized investment gains or losses recorded in “accumulated other comprehensive income” in 2006 and 2005.

6.	MINORITY INTEREST

Commencing May 10, 2005, the Company records a charge to minority interest in net income relating to LAZ-MD Holdings’ ownership interest in Lazard Group (which approximated 51.7%, 52.1% and 62.4% at December 31, 2007, 2006 and 2005, respectively). For the reasons stated above, as well as with respect to payment for services to managing directors of LAM as described below, amounts recorded as minority interest in net income for the period prior to May 10, 2005 are not comparable to amounts recorded as minority interest in net income for periods commencing May 10, 2005.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the changes in ownership interests in Lazard Group held by Lazard Ltd and LAZ-MD Holdings since the equity public offering in May, 2005:

	Lazard Ltd		LAZ-MD Holdings		Total Lazard Group Common Membership Interests
	Common Membership Interests	% Ownership	Common Membership Interests	% Ownership
Activity May 10, 2005 to December 31, 2005:
May 10, 2005—Ownership of Lazard Group common membership interests concurrent with equity public offering	37,500,000	37.5%	62,500,000	62.5%	100,000,000
Repurchase of common membership interests from LAZ-MD Holdings			(381,251)		(381,251)

Balance, December 31, 2005	37,500,000	37.6%	62,118,749	62.4%	99,618,749
Activity January 1, 2006 to December 31, 2006:
Conversion of deferred stock units to Class A common stock	3,668				3,668
Forfeitures			(20,301)		(20,301)
Primary Offering	8,050,400				8,050,400
Secondary Offering	6,000,000		(6,000,000)		—

Balance, December 31, 2006	51,554,068	47.9%	56,098,448	52.1%	107,652,516
Activity January 1, 2007 to December 31, 2007:
Repurchase of common membership interests from LAZ-MD Holdings			(583,899)		(583,899)
Exchanges of membership interests for Class A common stock	191,757		(191,757)		—

Balance, December 31, 2007	51,745,825	48.3%	55,322,792	51.7%	107,068,617

The Company classifies LAZ-MD Holdings’ ownership of Lazard Group’s common membership interests as a reduction of the Company’s “additional paid-in capital” rather than as “minority interest”, since the balance of such minority interest as of December 31, 2007 and 2006 of $14,120 and $127,863, respectively, is negative. See Note 14 of Notes to Consolidated Financial Statements with respect to distributions paid to LAZ-MD Holdings.

Minority interest also includes minority interests in various LAM-related general partnership interests that the Company controls but does not wholly own, minority interests in LAM and the Company’s business in Italy which was owned 40% by Banca Intesa S.p.A. (“Intesa”) through May 15, 2006 (see Note 8 of Notes to Consolidated Financial Statements). As a result of consolidating the various LAM-related general partnership interests, the Company recognizes the portion of income not associated with the Company’s ownership as “minority interest in net income”.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The tables below summarize our minority interest in net income for the years ended December 31, 2007, 2006 and 2005 and minority interest as of December 31, 2007 and 2006 in Lazard’s consolidated financial statements:

	Minority Interest In Net Income Year Ended December 31,
	2007	2006	2005
LAZ-MD Holdings	$177,494	$160,289	$103,612
LAM Members			9,447
LAM General Partnerships	5,135	5,114	2,784
Italian Strategic Alliance			6,460
Other	8	9	12

Total	$182,637	$165,412	$122,315

	Minority Interest As Of December 31,
	2007	2006
LAM Members	$253	$ 7,446
LAM General Partnerships	51,493	47,152
Other	1,029	899

Total	$52,775	$55,497

7.	BUSINESS ACQUISITIONS AND JOINT VENTURE INVESTMENT

On August 13, 2007, Lazard Group acquired all of the outstanding ownership interests of Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies. On July 31, 2007, Lazard Ltd acquired all of the outstanding shares of Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”), an Australia-based financial advisory firm and concurrently sold such investment to Lazard Group. These purchases were effected though an exchange of a combination of cash, Class A common stock, and by Lazard Ltd issuing 36,607 shares of non-participating convertible Series A preferred stock and 277 shares of non-participating convertible Series B preferred stock (the “Series A preferred stock” and “Series B preferred stock”, respectively, which are each convertible into Class A common stock). The total number of Class A common shares to be issued in connection with the acquisitions will depend, in part, upon the future performance of each of GAHL and CWC. See Note 14 of Notes to the Consolidated Financial Statements for additional information regarding the Series A preferred stock and Series B preferred stock.

The aggregate non-contingent consideration, as of December 31, 2007, relating to the GAHL and the CWC acquisitions (before transaction costs) consists of approximately $154,100 of cash and approximately $52,800 of stock. At December 31, 2007, 815,558 shares of Class A common stock are issuable on a non-contingent basis. Additionally, at December 31, 2007, 12,155 shares of Series A preferred stock and 277 shares of Series B preferred stock are convertible into Class A common shares on a non-contingent basis, with the number of Class A common shares dependent, in part, upon future prices of the Class A common stock. At December 31, 2007, 1,329,987 shares of Class A common stock were contingently issuable and 24,452 shares of Series A preferred stock were contingently convertible into shares of Class A common stock, dependent upon the future performance of GAHL and CWC.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The Class A common stock for the GAHL and CWC acquisitions is issuable over multi-year periods.

We account for business acquisitions using the purchase method of accounting, whereby the results of the acquired businesses are included in our consolidated financial results from the effective date of the respective acquisitions. As a result of the GAHL and CWC acquisitions, we recorded net tangible assets, identifiable intangible assets and goodwill of approximately $22,500, $31,000 and $159,300, respectively. Goodwill pertaining to these acquisitions is deductible for income tax purposes. As of December 31, 2007, the purchase price allocation is preliminary, and is therefore subject to final adjustment. A substantial portion of any contingent consideration will represent goodwill, and will be recognized in the period the contingencies have been satisfied. The operating results related to the acquisitions described above are primarily included in the Company’s Financial Advisory segment. See Note 10 of Notes to Consolidated Financial Statements for additional information relating to goodwill and other intangible assets.

Subsequent to the acquisitions of GAHL and CWC, we operate these businesses under the names “Lazard Middle Market” and “Lazard Carnegie Wylie,” respectively.

On January 31, 2008, Lazard Group acquired a 50% interest in Merchant Bankers Asociados (“MBA”), an Argentina-based financial advisory services firm with offices across Central and South America and the parent company of MBA Banco de Inversiones. We will account for the investment in MBA using the equity method of accounting.

8.	TERMINATION OF STRATEGIC ALLIANCE IN ITALY

On May 15, 2006, Lazard Group completed the termination of its strategic alliance with Intesa, which conducted selected Italian investment banking business solely through Lazard & Co. S.r.l. (“Lazard Italy”), an indirect subsidiary of Lazard Group. In accordance with the provisions of the Termination Agreement, dated as of March 31, 2006, by and among Intesa, Lazard Group and Lazard Italy, the following adjustments were made to the terms of Intesa’s investment in Lazard Italy and Lazard Funding Limited LLC (“Lazard Funding”), a wholly-owned subsidiary of Lazard Group:

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

•

Intesa’s 40% equity interest in Lazard Italy and a $50,000 subordinated promissory note of Lazard Italy held by Intesa were acquired by Lazard Group in exchange for the issuance by Lazard Group to Intesa of a $96,000 senior promissory note (the “$96,000 Senior Promissory Note”) and a $50,000 subordinated promissory note (the “$50,000 Subordinated Promissory Note”), respectively. The $96,000 Senior Promissory Note and the $50,000 Subordinated Promissory Note had fixed interest rates of 4.25% and 4.6% per annum, respectively, and each note was scheduled to mature on February 28, 2008. On May 15, 2006, Intesa sold and assigned all its rights and interests relating to both notes to a commercial bank.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

As a result of the termination of the strategic alliance with Intesa and Lazard Group’s repurchase of Intesa’s ownership interest, the Company realized a gain of $13,695, which is included in “revenue—other” on the consolidated statement of income for the year ended December 31, 2006 and, after transaction and other costs, resulted in an increase in operating income of $5,274.

On June 29, 2007, Lazard Group redeemed both the $96,000 Senior Promissory Note and the $50,000 Subordinated Promissory Note.

9.	LAZARD ALTERNATIVE INVESTMENTS

Lazard Group and LFCM Holdings entered into the business alliance agreement that, among other things, granted Lazard Group the option to acquire the North American and European fund management activities of Lazard Alternative Investments Holdings LLC (“LAI”), the subsidiary of LFCM Holdings that owns and operates LFCM Holdings’ alternative investment (including private equity) activities. This option is currently exercisable at any time prior to May 10, 2014, for a total price of $8,500. The option may be exercised by Lazard Group in two parts, consisting of a $6,500 option to purchase LAI’s North American activities and a $2,000 option to purchase LAI’s European activities. The total option price referred to above reflects a reduction of $1,500 due to the payment of a like amount in February, 2008 to LFCM Holdings in connection with the initial public offering of Sapphire Industrials Corp. (“Sapphire”) whereby LFCM Holdings agreed not to assert certain claims that it may believe that it had under the business alliance agreement (see Note 13 of Notes to Consolidated Financial Statements for additional information relating to LFCM Holdings and Sapphire). LAI’s fund management activities consist of the fund management and general partner entities, together with Lazard Group’s direct investments in related funds that were transferred to LFCM Holdings pursuant to or in anticipation of the separation.

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

In February 2005, Lazard Group formed a private equity fund, Corporate Partners II Limited (“Corporate Partners”), with $1,000,000 of institutional capital commitments and a $100,000 capital commitment from Lazard Group, the principal portion of which may require funding at any time through 2010. As of December 31, 2007, Lazard Group contributed $23,823 of its capital commitment, which is recorded as a private equity investment within “investments—other” on the consolidated statement of financial condition. Pursuant to the master separation and business alliance agreements entered into between Lazard Group and LFCM Holdings, this fund is managed by a subsidiary of LFCM Holdings, and Lazard Group retained a capital commitment to the fund and is entitled to receive the carried interest distributions made by the fund (other than the carried interest distributions made to investment professionals who manage the fund).

In July 2005, LFCM Holdings formed a private equity fund, Lazard Senior Housing Partners LP, which closed with capital commitments of approximately $201,000 from institutional investors, including $10,000 from the Company, the principal portion of which will require funding at any time through 2008. In connection with such capital commitment, Lazard funded $8,294 as of December 31, 2007, which is recorded as a private equity investment within “investments—other” on the consolidated statement of financial condition.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Pursuant to the business alliance agreement, Lazard Group has a limited partner capital commitment to Lazard Technology Partners III, a planned investment fund to be managed and controlled by LFCM Holdings, which commitment is contingent upon the formation of such investment fund. As of December 31, 2007 this capital commitment was 10% of the total fund capital commitments, with a minimum and maximum commitment by Lazard Group of $15,000 and $20,000, respectively. As of December 31, 2007, this investment fund has not been formed and Lazard Group has not made any payment toward such contingent capital commitment.

10.    GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at December 31, 2007 and 2006, which primarily pertain to the Financial Advisory segment, are described below.

	December 31,
	2007	2006
Goodwill	$178,446	$16,945
Other intangible assets (net of accumulated amortization)	9,463	—

	$187,909	$16,945

Changes in the carrying amount of goodwill for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year Ended December 31,
	2007	2006	2005
Balance, January 1	$16,945	$15,996	$17,205
Business acquisitions, including purchase accounting adjustments	159,343	—	—
Foreign currency translation adjustments	2,158	949	(1,209)

Balance, December 31	$178,446	$16,945	$15,996

The Company performs a goodwill impairment test annually or more frequently if circumstances indicate that impairment may have occurred. The Company has selected December 31 as the date to perform its annual impairment test. Pursuant to the Company’s goodwill impairment test for the years ended December 31, 2007, 2006 and 2005, the Company compared the fair value of each of its applicable entities to their corresponding carrying amounts, including goodwill, and determined that no impairment existed.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The gross cost and accumulated amortization, by major intangible asset category, all of which relate to the year ended December 31, 2007, is as follows:

	At December 31, 2007
	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success fee contracts	$23,969	$20,783	$3,186
Management fees, customer relationships and non-compete agreements	7,017	740	6,277

	$30,986	$21,523	$9,463

Amortization expense of intangible assets for the year ended December 31, 2007 was $21,523. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense
2008	$4,588
2009	1,272
2010	1,127
2011	903
2012	511
Thereafter	1,062

Total amortization expense	$9,463

11.    OTHER ASSETS AND OTHER LIABILITIES

The following table sets forth the Company’s other assets, by type, as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Current and deferred income taxes receivable (net of valuation allowance) and other taxes	$85,032	$46,784
Accruals and prepayments	65,778	38,751
Deferred debt issuance costs	12,676	8,078
Other	37,061	31,003

Total	$200,547	$124,616

The following table sets forth the Company’s other liabilities, by type, as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Accrued expenses	$146,655	$137,083
Current and deferred income taxes and other taxes	153,562	91,404
Employee benefit-related liabilities	75,563	72,373
Unclaimed funds at LFB	57,193	51,204
Abandoned leased space	27,805	31,910
Other	108,401	58,056

Total	$569,179	$442,030

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

12.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of December 31, 2007 and 2006:

	Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of December 31,
				2007	2006
Lazard Group 7.125% Senior Notes(a)	$550,000	2015	7.125%	$550,000	$550,000
Lazard Group 6.12% Senior Notes(b)	437,500	2008-2035	6.12%	437,500	437,500
Lazard Group 6.85% Senior Notes(c)	600,000	2017	6.85%	600,000	—
Lazard Group Senior Promissory Note(d)	96,000	—	4.25%	—	96,000
Lazard Group Credit Facility(e)	150,000	2010	5.75%	—	—

Total				$1,587,500	$1,083,500

(a)	Concurrent with the equity public offering, Lazard Group issued, in a private placement, $550,000 aggregate principal amount of 7.125% senior notes due May 15, 2015 (the “Lazard Group 7.125% Senior Notes”). The Lazard Group 7.125% Senior Notes were issued net of original issue discount of $435. On October 31, 2005 Lazard Group closed an exchange offer to exchange an aggregate principal amount of up to $550,000 of the privately-placed 7.125% senior notes for an equal aggregate principal amount of 7.125% senior notes that were registered under the Securities Exchange Act of 1933, as amended (the “7.125% exchange notes”). Pursuant to the exchange offer, Lazard Group exchanged $546,000 in aggregate principal amount of its privately-placed 7.125% senior notes (approximately 99.3% of the aggregate principal amount outstanding) for $546,000 in aggregate principal amount of its 7.125% exchange notes. The 7.125% exchange notes are substantially identical to the privately-placed 7.125% senior notes, except that the transfer restrictions applicable to the privately-placed 7.125% senior notes do not apply to the 7.125% exchange notes.

In connection with the issuance of the Lazard Group 7.125% Senior Notes, on April 1, 2005, Lazard Group entered into an interest rate forward agreement with a bank for a notional amount of $650,000 to ensure that the base rate (excluding market-driven credit spreads) on the Lazard Group 7.125% Senior Notes would be no greater than 4.5%. Lazard Group settled the interest rate forward agreement with the bank as of May 9, 2005, which required a payment by Lazard Group of $13,004. Of this amount, in accordance with SFAS No. 133, $11,003 was deemed to be the effective portion of the hedge and has been recorded within “accumulated other comprehensive income, net of tax” and is being amortized as a charge to interest expense over the ten year term of the Lazard Group 7.125% Senior Notes.

(b)	Concurrently with the equity public offering, Lazard Ltd consummated the ESU offering in an aggregate offering amount of $287,500, which generated net proceeds of $276,535. Each ESU was issued for $25 and consists of (i) a purchase contract which obligates holders to purchase, and Lazard Ltd to sell, on May 15, 2008, a number of newly-issued shares of Class A common stock equal to a settlement rate based on the trading price of its Class A common stock during a period preceding that date and (ii) a 1/40, or 2.5%, ownership interest in a 6.12% senior note due 2035 of Lazard Group Finance, with a principal amount of $1 (the “Lazard Group 6.12% Senior Notes”). Pursuant to a December 19, 2005 merger of Lazard Group Finance into Lazard Group, Lazard Group continued as the surviving company. In addition, Lazard Group Finance ceased to be the managing member of Lazard Group, and the co-managing members of Lazard Group Finance, which were two indirect wholly- owned subsidiaries of Lazard Ltd, became the co-managing members of Lazard Group. As a result of the merger, Lazard Group assumed the obligations, including the remarketing obligations, with respect to $437,500 aggregate principal amount of the Lazard Group 6.12% Senior Notes (including $150,000 aggregate principal amount issued to Natixis as described in Note 2 above), which notes form a part of the 6.625% ESUs previously issued by Lazard Ltd.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

In connection with the quarterly contract adjustment payments made under the purchase contracts referred to above, the Company recorded a liability as of May 10, 2005 of $6,013 for the present value of such payments (including the similar contract adjustment payments related to Natixis as described in Note 2 above), with a corresponding charge to additional paid-in-capital. The liability will accrete over the three year period ending May 15, 2008, with a corresponding charge to interest expense.

Lazard Ltd began making quarterly contract adjustment payments on the purchase contracts at an annual rate of 0.505% on August 15, 2005. Lazard Ltd has the right to defer these quarterly contract adjustment payments (however, no such deferrals have occurred as of December 31, 2007). In general, during any period in which it defers such payments, Lazard Ltd cannot declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, any of its capital stock.

The Lazard Group 6.12% Senior Notes, will mature (a) in the event of a successful remarketing, on any date no earlier than May 15, 2010 and no later than May 15, 2035, as we may elect, (b) in the event of a failed remarketing, on May 15, 2008 (the “stock purchase date”) and (c) otherwise on May 15, 2035. The Lazard Group 6.12% Senior Notes were pledged by the holders to secure the purchase contract obligations described above.

Prior to the issuance of the Class A common stock upon settlement of the purchase contracts, the ESUs are reflected in Lazard Ltd’s diluted net income per share using the treasury stock method. See Note 15 of Notes to Consolidated Financial Statements for additional information regarding net income per share of Class A common stock.

(c)	On June 21, 2007, Lazard Group completed a private placement of $600,000 aggregate principal amount of 6.85% senior notes due June 15, 2017. On August 16, 2007, Lazard Group closed an exchange offer to exchange an aggregate principal amount of up to $600,000 of the privately-placed 6.85% senior notes for an equal aggregate principal amount of 6.85% senior notes that were registered under the Securities Act of 1933, as amended (the “6.85% exchange notes”). Pursuant to the exchange offer, Lazard Group exchanged $599,300 in aggregate principal amount of its privately-placed 6.85% senior notes (approximately 99.9% of the aggregate principal amount outstanding) for $599,300 in aggregate principal amount of its 6.85% exchange notes. The 6.85% exchange notes are substantially identical to the privately-placed 6.85% senior notes, except that the transfer restrictions applicable to the privately-placed 6.85% senior notes do not apply to the 6.85% exchange notes.

(d)	Redeemed in June, 2007 (see Note 8 of Notes to Consolidated Financial Statements).

(e)	Concurrent with the equity public offering, Lazard Group entered into a five year, $125,000 senior revolving credit facility (the “Credit Facility”) with a group of lenders. On May 17, 2006, the Credit Facility was amended to provide for an increase in the aggregate commitments from $125,000 to $150,000. Interest rates under the Credit Facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of December 31, 2007, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 5.75%. At December 31, 2007 and 2006 no amounts were outstanding under the Lazard Group Credit Facility.

Subordinated Debt—Subordinated debt at December 31, 2007 and 2006 amounted to $150,000 and $200,000, respectively, and consists of amounts associated with the strategic alliance transaction in Italy and the termination thereof (see Note 8 of Notes to Consolidated Financial Statements).

Debt maturities relating to senior and subordinated borrowings outstanding at December 31, 2007 for each of the five years in the period ending December 31, 2012 and thereafter are set forth in the table below. For purposes of this table it was assumed that the $437,500 aggregate principal amount of Lazard Group 6.12% Senior Notes issued in connection with the issuance of the ESUs will mature in 2008, the earliest possible maturity. In addition, it

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

was assumed that the $150,000 Subordinated Convertible Note issued in connection with the termination of our strategic alliance with Intesa remains outstanding in connection with its stated terms (see Note 8 of Notes to Consolidated Financial Statements).

Year Ending December 31,	Senior Debt	Subordinated Debt	Total
2008	$437,500	$—	$437,500
2009-2012	—	—	—
Thereafter	1,150,000	150,000	1,300,000

Total	$1,587,500	$150,000	$1,737,500

The debt maturities reflected above exclude any recognition of the May, 2008 settlement of the purchase contracts component of the ESUs which require the holders to purchase an aggregate of $437,500 of the Company’s Class A common stock. The holders’ obligation is collateralized by the entire $437,500 principal amount of Lazard Group 6.12% Notes outstanding.

The Credit Facility contains affirmative and negative covenants. Such covenants include, among other things, limitations on the ability of Lazard Group to incur debt, grant liens, pay dividends, enter into mergers or to sell all or substantially all of its assets, as well as financial maintenance covenants. In addition, the indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption.

As of December 31, 2007, the Company is in compliance with all obligations under its various senior and subordinated borrowing arrangements. All of the Company’s senior and subordinated debt obligations are unsecured.

As of December 31, 2007, the Company had $231,095 in unused lines of credit available to it, including $60,593 of unused lines of credit available to LFB.

13.    COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office space and equipment under non-cancelable lease agreements, which expire on various dates through 2022.

Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Included in “occupancy and equipment,” “technology and information services” and, with respect to the separated businesses, “loss from discontinued operations” on the consolidated statements of income for the years ended December 31, 2007, 2006 and 2005 is $73,310, $56,540 and $55,432, respectively, of aggregate rental expense relating to operating leases. The Company subleases office space under agreements, which expire on various dates through 2022. Sublease income from such agreements was $12,511, $10,480 and $4,505 for the years ended December 31, 2007, 2006 and 2005, respectively.

Capital lease obligations recorded under sale/leaseback transactions are payable through 2017 at a weighted average interest rate of approximately 6.1%. Assets recorded under capital leases have a net carrying value of approximately $29,741 and $29,095 at December 31, 2007 and 2006, respectively. The carrying value of capital lease obligations approximates fair value. During 2005, the Company’s principal capital lease in Paris matured and ownership of the assets reverted to the Company.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

At December 31, 2007, minimum rental commitments under non-cancelable leases, net of sublease income, are approximately as follows:

Year Ending December 31	Minimum Rental Commitments
	Capital	Operating
2008	$3,282	$71,227
2009	3,178	60,266
2010	3,116	52,336
2011	3,110	49,305
2012	3,108	38,635
Thereafter	21,398	216,295

Total minimum lease payments	37,192	488,064
Less amount representing interest	10,070

Present value of capital lease commitments	$27,122

Sublease proceeds		68,391

Net lease payments		$419,673

During the year ended December 31, 2005, the Company recorded exit costs of approximately $7,700 (net of $23,240 representing the present value of the $25,000 indemnity from LFCM Holdings as described below) relating to abandoned leased facilities in the U.K. of which $6,300 and $1,400 is included in “loss from discontinued operations” and “occupancy and equipment”, respectively, on the consolidated statement of income. These costs represent write-offs of leasehold improvements as well as a provision for lease obligations. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the provision recorded for lease obligations on the cease-use date was determined based on the fair value of the liability for costs that will continue to be incurred for the remaining term of the lease without economic benefit to the Company, based on the remaining lease rentals, reduced by estimated sublease rentals.

With respect to abandoned leased facilities in the U.K., at December 31, 2007 and 2006, the Company has recognized liabilities of $26,991 and $31,910, respectively, exclusive of the indemnification described below, which are included in “other liabilities” on the consolidated statements of financial condition. Payments toward the liabilities continue through the remaining term of the leases. Such liabilities are based on the discounted future commitment, net of expected sublease income.

Under the master separation agreement and a related lease indemnity agreement, dated as of May 10, 2005, LFCM Holdings is obligated to indemnify Lazard Group for certain liabilities relating to abandoned leased space in the U.K. During the fourth quarter of 2005, Lazard Group entered into an agreement with LFCM Holdings which provided for LFCM Holdings to pay to Lazard Group $25,000 in full satisfaction of its indemnification obligations with respect to the abandoned leased space. The net present value of the balance due at December 31, 2007 and 2006 of $7,037 and $9,989, respectively, after giving effect to payments received through the respective dates, is included in “receivables - related parties” on the consolidated statements of financial condition (see Note 18 of Notes to Consolidated Financial Statements). The balance at December 31, 2007 is due based on a schedule of periodic payments through May 10, 2010.

Lending Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. The commitments have an expiration date and, once drawn upon, may require the counterparty to post collateral depending on creditworthiness. Total outstanding commitments at December 31, 2007 were $4,154. This amount may not represent future cash requirements as commitments may expire without being drawn upon.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Other Commitments—At December 31, 2007, the Company had commitments for capital contributions of $4,084 to Company-sponsored private equity investment funds (including $3,490 in connection with the Company’s compensation plans), which are contingent upon certain events and have no definitive final payment dates. In addition, the Company had agreements (which are cancelable under certain circumstances) relating to future minimum payments to certain senior advisors, managing directors and employees. These future minimum payments amount to $50,330, $14,545, $9,535, $7,911, $771 and $2,450 for the years ending December 31, 2008, 2009, 2010, 2011, 2012 and thereafter, respectively.

During 2007, the Company made a capital commitment through 2017 of approximately $44,200 to a mezzanine fund. As of December 31, 2007, the Company had invested approximately $22,100 relating to such commitment, which is recorded as a private equity investment within “investments—other” on the consolidated statement of financial condition (see Note 5 of Notes to Consolidated Financial Statements).

See Notes 9 and 16 of Notes to Consolidated Financial Statements for information regarding capital commitments in connection with funds managed by LAI and obligations to fund our pension plans in the U.K., respectively.

In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At December 31, 2007, LFB had $18,073 of such indemnifications and held $15,091 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the consolidated statement of financial condition.

On January 24, 2008, Sapphire, a newly-organized special purpose acquisition company formed by Lazard Funding, completed an initial public offering which, prior to offering costs, raised $800,000 through the sale of 80,000,000 units at an offering price of $10.00 per unit (the “Sapphire IPO”). Each unit consists of one share of Sapphire common stock and one warrant, with such warrant entitling the holder to purchase one share of Sapphire common stock for $7.00.

Sapphire was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses primarily with general industrial companies in North America (collectively referred to as the “Initial Business Combination”).

In connection with the formation of Sapphire, on October 2, 2007 Lazard Funding purchased from Sapphire 17,415,600 units (“founders’ units”) at a total cost of approximately $109. Each founders’ unit consists of one share of Sapphire common stock and one warrant, with such warrant entitling the holder to purchase one share of Sapphire common stock for $7.50. On January 24, 2008, in connection with the Sapphire IPO, Lazard Funding purchased (i) 5,000,000 units in the Sapphire IPO at a purchase price equal to the public offering price of $10.00 per unit (for an aggregate purchase price of $50,000), and (ii) an aggregate of 12,500,000 warrants from Sapphire at a price of $1.00 per warrant (for a total purchase price of $12,500). Furthermore, Lazard Funding entered into an agreement with the underwriter to purchase, subsequent to the Sapphire IPO and prior to the closing of the Initial Business Combination, up to an additional $37,500 of Sapphire common shares in open market purchases.

In connection with the Sapphire IPO, and pursuant to certain rights afforded LFCM Holdings under the business alliance agreement, Lazard Funding offered Corporate Partners the right, through the date of a public announcement of the Initial Business Combination, to purchase from Lazard Funding, at a cost of $10.00 per unit, up to 2,000,000 Sapphire units (for an aggregate purchase price of up to $20,000).

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

Guarantees—On March 12, 2007, Lazard entered into an agreement to guarantee to a foreign tax jurisdiction the deferred payment of certain income tax obligations and potential tax penalties of certain managing directors of Lazard Group, which, as of December 31, 2007, aggregate $24,549. These managing directors have pledged their interests in LAZ-MD Holdings (which are exchangeable into shares of Class A common stock) to collateralize such guarantee, with the value of such collateral exceeding the guarantee provided by Lazard.

Legal—The Company’s businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. The Company is involved in a number of judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses. The Company reviews such matters on a case by case basis and establishes any required reserves in accordance with SFAS No. 5, “Accounting For Contingencies.” Management believes, based on currently available information, that the results of such matters, in the aggregate, will not have a material adverse effect on its financial condition but might be material to its operating results or cash flows for any particular period, depending upon the operating results for such period.

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

14.	MEMBERS’ EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

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

At December 31, 2007 and 2006, Lazard Group common membership interests held by subsidiaries of Lazard Ltd amounted to 48.3% and 47.9%, respectively, and the remaining 51.7% and 52.1%, respectively, were held by LAZ-MD Holdings. Pursuant to provisions of its Operating Agreement, Lazard Group distributions in respect of its common membership interests are allocated to the holders of such interests on a pro rata basis. Such

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

distributions represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and the members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. During the years ended December 31, 2007, 2006 and 2005, Lazard Group distributed $20,056, $22,357 and $8,821, respectively, to LAZ-MD Holdings and $18,308, $13,480 and $5,325, respectively, to the subsidiaries of Lazard Ltd, which latter amounts were used by Lazard Ltd to pay dividends to third party stockholders of its Class A common stock. In addition, during the years ended December 31, 2007, 2006 and 2005, Lazard Group made tax distributions of $109,908, $43,253 and $18,164, respectively, including $60,334, $26,968 and $11,327, respectively, paid to LAZ-MD Holdings and $49,574, $16,285 and $6,837, respectively, paid to subsidiaries of Lazard Ltd.

On January 29, 2008, the Board of Directors of Lazard Ltd declared a quarterly dividend of $0.10 per share on its Class A common stock, totaling $5,175, payable on February 29, 2008 to stockholders of record on February 8, 2008.

A description of the Equity Incentive Plan, and activity with respect thereto during the years ended December 31, 2007, 2006 and 2005 is presented below.

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

Restricted Stock Unit Grants (“RSUs”)

RSUs require future service as a condition for the delivery of the underlying shares of Class A common stock and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. The fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods as required under SFAS No. 123R, and, for purposes of calculating diluted net income per share, are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method. Expense relating to RSUs is charged to “compensation and benefits” expense within the consolidated statements of income, and amounted to $104,765, $22,995 and $1,024 for the years ended December 31, 2007, 2006 and 2005, respectively. RSU’s issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the years ended December 31, 2007 and 2006, such dividend participation rights required the issuance of 55,836 and 22,467 RSUs, respectively, and resulted in a decrease in “retained earnings” and a corresponding increase in “additional paid-in-capital,” net of actual forfeitures, of $2,570 and $883, respectively.

Deferred Stock Unit Grants (“DSUs”)

Non-executive members of the Board of Directors receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which amounted to 12,459, 12,320 and 9,968 DSUs granted during the years ended December 31, 2007, 2006 and 2005, respectively. Their remaining compensation is payable in cash. DSUs are convertible into Class A common stock at the time of

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

cessation of service to the Board. The DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock. DSU awards are expensed at their fair value on their date of grant, which, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan described below, totaled $821, $549 and $253 during the years ended December 31, 2007, 2006 and 2005, respectively.

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the Equity Incentive Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. During the years ended December 31, 2007 and 2006, 3,161 and 1,070 DSUs, respectively, had been granted pursuant such Plan.

The following is a summary of activity relating to RSUs and DSUs during the three year period ended December 31, 2007:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Balance, January 1, 2005	—	—	—	—
Granted	1,045,733	$23.87	9,968	$25.33
Forfeited	(12,000)	$23.72	—	—

Balance, December 31, 2005	1,033,733	$23.87	9,968	$25.33
Granted (including 22,467 RSUs relating to dividend participation)	3,133,712	$34.96	13,390	$41.02
Forfeited	(158,063)	$34.04	—	—
Converted	—	—	(3,668)	$26.89

Balance, December 31, 2006	4,009,382	$32.13	19,690	$35.71

Granted (including 55,836 RSUs relating to dividend participation)	5,873,905	$49.28	15,620	$52.55
Forfeited	(294,145)	$40.36
Converted	(81,207)	$47.15

Balance, December 31, 2007	9,507,935	$42.35	35,310	$43.16

As of December 31, 2007, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $225,352, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.3 years subsequent to December 31, 2007. The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

In January, 2008, the Company granted 11,618,680 RSUs to eligible employees that vest at various dates during the period ending December 31, 2012, and had a weighted average fair value on the dates of grant of $37.23 per RSU. The compensation expense with respect to these grants, net of forfeitures, will be recognized over a weighted average period of 3.5 years.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Share Repurchase Program

On February 7, 2006, the Board of Directors of Lazard Ltd authorized the repurchase of up to $100,000 in aggregate cost of its Class A common stock and Lazard Group common membership interests. On August 9, 2007, the Board of Directors increased this repurchase authorization by an additional $100,000, and on February 26, 2008, the Board of Directors increased this purchase authorization by a further $100,000. The Company’s intention is that the share repurchase program, with respect to the Class A common stock, will be used primarily to offset shares that have been or will be issued under the Equity Incentive Plan. Purchases may be made in the open market or through privately negotiated transactions through June 30, 2009.

During the years ended December 31, 2007 and 2006, Lazard Group purchased 1,678,600 and 115,000 shares, respectively, of Class A common stock in the open market for an aggregate cost of $68,052 and $4,179, respectively (at average purchase prices of $40.54 per share and $36.34 per share, respectively). As a result of Lazard Group’s delivery of 80,754 shares for the settlement of vested RSUs during the year ended December 31, 2007, there were 1,712,846 shares of Class A common stock held by Lazard Group at December 31, 2007. Such Class A common shares are reported, at cost, as “Class A common stock held by a subsidiary” on the consolidated statements of financial condition. Furthermore, pursuant to the share repurchase program, through December 31, 2007 Lazard Group purchased 583,899 common membership interests (which were exchangeable at future dates for shares of Class A common stock) from LAZ-MD Holdings in privately negotiated transactions with an aggregate cost of $21,840.

During the first quarter of 2008, through February 26, 2008, Lazard Group purchased 1,568,500 shares of Lazard Ltd Class A common stock in the open market at an aggregate cost of $58,729 (at an average purchase price of approximately $37.44 per share). In addition, in February, 2008, Lazard Group entered into a purchase agreement with a member of LAZ-MD Holdings to purchase 500,000 shares of Lazard Ltd Class A common stock for $18,940 (at an average purchase price of approximately $37.88 per share), which will settle on May 12, 2008.

As of February 26, 2008, after giving effect to the transactions described above, $128,260 remained available under the share repurchase program.

Preferred Stock

Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A preferred stock and Series B preferred stock. As of December 31, 2007, 36,607 shares of Series A preferred stock and 277 shares of Series B preferred stock have been issued and are outstanding. Such shares were issued in connection with the acquisition of CWC as described in Note 7 of Notes to the Consolidated Financial Statements. These preferred securities have no voting or dividend rights.

The 277 shares of the Series B preferred stock and 12,155 shares of the Series A preferred stock outstanding at December 31, 2007 are convertible into shares of Class A common stock. The remaining 24,452 shares of the Series A preferred stock outstanding at December 31, 2007 may be convertible into shares of Class A common stock upon completion or satisfaction of specified obligations in the CWC acquisition agreement.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Accumulated Other Comprehensive Income, Net of Tax

The components of accumulated other comprehensive income, net of tax, at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
Currency translation adjustments	$121,280	$97,854
Interest rate hedge	(8,097)	(9,197)
Net unrealized loss on available-for-sale securities	(670)	—
Employee benefit plans	(60,022)	(56,163)

Total	$52,491	$32,494

15.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

The Company’s basic and diluted net income per share calculations for the years ended December 31, 2007 and 2006 and for the period commencing May 10, 2005 through December 31, 2005 are computed as described below.

Basic Net Income Per Share

Numerator—(i) with respect to 2007 and 2006, utilizes net income for the years ended December 31, 2007 and 2006, plus adjustment to net income for the year ended December 31, 2007 associated with the inclusion of shares of Class A common stock issuable in connection with a business acquisition described in Note 7 of Notes to Consolidated Financial Statements and (ii) with respect to 2005, utilizes net income available for Class A common stockholders for the period May 10, 2005 through December 31, 2005.

Denominator—(i) with respect to 2007 and 2006, utilizes the weighted average number of shares of Class A common stock outstanding for the years ended December 31, 2007 and 2006, plus an adjustment to the weighted average number of shares of Class A common stock outstanding for the year ended December 31, 2007 associated with shares of Class A common stock issuable in connection with a business acquisition and (ii) with respect to the year ended December 31, 2005, utilizes the 37,500,000 weighted average number of shares of Class A common stock outstanding between May 10, 2005 and December 31, 2005.

Diluted Net Income Per Share

Numerator—utilizes net income available for Class A common stockholders for the years ended December 31, 2007, 2006 and 2005 as in the basic net income per share calculation described above, plus, to the extent applicable and dilutive, (i) interest expense on convertible debt, (ii) changes in minority interest in net income resulting from assumed share issuances in connection with DSUs, RSUs, ESUs, convertible debt, convertible preferred stock and, on an as-if-exchanged basis, amounts applicable to LAZ-MD Holdings exchangeable interests, and (iii) income tax related to (i) and (ii) herein.

Denominator—utilizes the weighted average number of shares of Class A common stock outstanding for the years ended December 31, 2007, 2006 and 2005 as in the basic net income per share calculation described above, plus, to the extent applicable and dilutive, (i) the incremental number of shares of Class A common stock to settle DSU and RSU awards and ESUs, as calculated using the treasury stock method, (ii) convertible debt and convertible preferred stock, as calculated using the “if converted” method and (iii) LAZ-MD Holdings exchangeable interests, on an as-if-exchanged basis.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The calculations of the Company’s basic and diluted net income per share and weighted average shares outstanding for the years ended December 31, 2007, 2006 and 2005 are presented below:

	Year Ended December 31,
	2007	2006	2005
Net income	$155,042	$92,985	$143,486
Add — adjustment associated with Class A common stock issuable on a non-contingent basis	678
Less — Net income allocable to members of Lazard Group (for the period January 1, 2005 through May 9, 2005)			89,175

Net income — basic	155,720	92,985	54,311
Add — dilutive effect of:
Adjustments to income relating to interest expense on convertible debt and changes in minority interest in net income resulting from assumed share issuances in connection with DSUs, RSUs, ESUs, convertible debt and convertible preferred stock, net of tax	17,623	8,835

Net income — diluted	$173,343	$101,820	$54,311

Weighted average number of shares of Class A common stock outstanding	50,875,372	38,432,815	37,500,000
Add — adjustment for shares of Class A common Stock issuable on a non-contingent basis	310,267

Weighted average number of shares of Class A common stock outstanding — basic	51,185,639	38,432,815	37,500,000
Add — dilutive effect of:
Weighted average number of incremental shares issuable from DSUs, RSUs, ESUs, convertible debt and convertible preferred stock	11,026,978	5,733,316	61,138

Weighted average number of shares of Class A common stock outstanding — diluted	62,212,617	44,166,131	37,561,138

Net income per share of Class A common stock:
Basic	$3.04	$2.42	$1.45

Diluted	$2.79	$2.31	$1.45

Net income per share information is not applicable for reporting periods prior to May 10, 2005, the date of the consummation of the equity public offering. Losses related to discontinued operations were incurred prior to May 10, 2005. Therefore, such losses are borne entirely by the members of Lazard Group, and do not affect net income per share.

For the years ended December 31, 2007, 2006 and 2005, the LAZ-MD Holdings exchangeable interests were antidilutive (and consequently the effect of their conversion into shares of Class A common stock has been excluded from the calculation of diluted net income per share).

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

For the years ended December 31, 2007 and 2006, the ESUs were dilutive. For the period May 10, 2005 through December 31, 2005, the ESUs were antidilutive and, consequently, they had no impact on diluted net income per share.

As discussed in Note 8 of Notes to Consolidated Financial Statements, on May 15, 2006, the Company completed the termination of its strategic alliance with Intesa. In connection therewith, Lazard Group issued the Amended $150,000 Subordinated Convertible Note that is convertible into 2,631,570 shares of Class A common stock. The shares potentially issuable under the terms of such note, to the extent dilutive, are considered in the calculation of the weighted average shares outstanding using the “if converted” method, for purposes of calculating diluted net income per share, and interest expense, net of income tax, related to such note would be excluded from net income for purposes of calculating diluted net income per share. In the calculation of diluted net income per share for the years ended December 31, 2007 and 2006, the assumed conversion of the Amended $150,000 Subordinated Convertible Note was dilutive.

As discussed in Notes 7 and 14 of Notes to Consolidated Financial Statements, on July 31, 2007 Lazard Ltd acquired all of the outstanding shares of CWC for a combination of cash and Series A and Series B preferred stock, with such shares of preferred stock being convertible into shares of Class A common stock upon completion or satisfaction of specified obligations in the CWC acquisition agreement. As of December 31, 2007, 12,432 of the 36,884 preferred shares were convertible to Class A common stock on a non-contingent basis. While the conversion rate to determine the number of Class A common shares is not determinable until the date of conversion, it was estimated, as of December 31, 2007, that such preferred shares were convertible into 539,981 Class A common shares, on a weighted basis, and were dilutive for purposes of computing diluted net income per common share for the year then ended.

16.	EMPLOYEE BENEFIT PLANS

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which the Company adopted as of December 31, 2006. In accordance with SFAS No. 158, the Company recognized, in its consolidated statement of financial condition at December 31, 2006, the funded status of its defined benefit pension and other post-retirement benefit plans, as measured by the difference between the fair value of the plan assets and the corresponding benefit obligations. Additionally, pursuant to SFAS No. 158, actuarial gains and losses and prior service costs and credits that arise during the year are to be recognized in accumulated other comprehensive income, net of tax, to the extent such items are not recognized in earnings as a component of net periodic benefit cost (credit).

The following table summarizes the effect of changes in the additional minimum pension liabilities (“AML”) as of December 31, 2006 prior to the adoption of SFAS No. 158, as well as the impact of the initial adoption of SFAS No. 158 on the Company’s consolidated statement of financial condition as of December 31, 2006:

	December 31, 2006 Prior To AML and SFAS No. 158 Adjustments	AML Adjustments	SFAS No. 158 Adjustments	December 31, 2006 After AML and SFAS No. 158 Adjustments
Prepaid pension asset (included in “other assets”)	$16,695		$(8,663)	$8,032
Pension liabilities (included in “other liabilities”)	(29,276)	$14,518	8,663	(6,095)
Post-retirement liabilities (included in “other liabilities”)	(12,057)		1,754	(10,303)
Accumulated other comprehensive income, excluding tax of $834	71,601	(14,518)	(1,754)	55,329

The Company’s pension and post-retirement benefits plans are described below.

LFNY Defined Benefit Pension Plans and Post-Retirement Benefit Plan—LFNY has two non-contributory defined benefit pension plans—the Employees’ Pension Plan (“EPP”), which provides benefits to participants based on certain averages of compensation, as defined, and the Employees’ Pension Plan Supplement (“EPPS”), which provides benefits to certain employees whose compensation exceeds a defined threshold. It is LFNY’s policy to fund EPP to meet the minimum funding standard as prescribed by the Employee Retirement Income Security Act of 1974 (“ERISA”). EPPS is a non-qualified supplemental plan that was unfunded at December 31, 2007. LFNY utilizes the “projected unit credit” actuarial method for financial reporting purposes.

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

Effective January 1, 2005, post-retirement health care benefits are no longer offered to those managing directors and employees hired on or after the effective date and for those managing directors and employees

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

hired before the effective date who attain the age of 40 after December 31, 2005. In addition, effective January 1, 2006, the cost sharing policy changed for those who qualify for the benefit. The Company amended the Medical Plan effective January 1, 2008, such that employees and managing directors who meet the Medical Plan’s age and service requirements have the ability, upon retirement, to elect to purchase medical coverage through the Medical Plan at no cost to the Company.

Settlement Transactions Relating to LFNY’s EPP, EPPS and Medical Plan— In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS No. 88”), during the year ended December 31, 2005 the Company recorded a net charge of $388 (comprised of charges (credits) of $3,369, ($27) and ($2,954) relating to the EPP, EPPS and Medical Plan obligations, respectively), for the estimated costs relating to the settlement and curtailment of EPP, EPPS and Medical Plan obligations and special termination benefits to employees in the separated businesses. Of this amount, $2,420 is included in “loss from discontinued operations” and ($2,032) is included in “compensation and benefits” expense on the consolidated statements of income.

During the year ended December 31, 2006, the Company recognized a settlement loss of $1,139 attributable to settlements with pension plan participants who elect lump sum payments upon their retirement or discontinuation of service to the Company. Additionally, during the year ended December 31, 2006, the Company recognized a settlement loss of $303 as a result of the settlement of post-retirement medical plan obligations associated with employees of the separated business. The losses described herein were included in “compensation and benefits” expense on the consolidated statement of income.

LCH Defined Benefit Pension Plans—LCH has two defined benefit pension plans and utilizes the “projected unit credit” actuarial method for financial reporting purposes.

Effective March 31, 2006, the LCH pension plans were amended to cease future accruals. As a result of such amendment, future service and compensation increases will not be taken into account for purposes of future benefit accruals under the plans. Vested benefits for active participants as of March 31, 2006 were retained. In accordance with SFAS No. 88, as of December 31, 2005 the projected benefit obligations under the plans were reduced by approximately $7,600 representing a reduction in the unrecognized net actuarial loss under the plans. In addition, during the fourth quarter of 2005 the Company recorded within “compensation and benefits” expense on the consolidated statement of income a curtailment gain of $2,095 resulting from the release of an unamortized prior service credit in one of the plans.

Termination of LCH’s Post-Retirement Medical Plan—In April 2004, LCH announced a plan to terminate its post-retirement medical plan. As a result of such action, benefits available to eligible active employees and retirees ceased on February 28, 2007. In accordance with SFAS No. 106, “Employers’ Accounting for Post-Retirement Benefits Other Than Pensions,” the Company recognized the effect of such termination as a reduction of employee compensation and benefits expense over the period ending February, 2007. For the years ended December 31, 2007, 2006 and 2005, “compensation and benefits” expense on the consolidated statements of income was reduced by $1,695, $9,515 and $9,761, respectively, related to the effect of such termination.

Employer Contributions and Indemnities from LFCM Holdings—As of December 31, 2005, Lazard Group’s principal U.K. pension plans had a combined deficit of approximately $46,800 (or approximately 27.2 million British pounds). This deficit would ordinarily be funded over time. In the third quarter of 2005, agreements were executed between Lazard Group and the trustees of such pension plans dealing with a plan for the future funding of the deficit. As part of the separation, the Company made a contribution to LFCM Holdings of $55,000 in connection with the provision by LFCM Holdings of support relating to U.K. pension liabilities and other indemnities. During the years ended December 31, 2007, 2006 and 2005, contributions of approximately $16,400, $30,500 and $29,800, respectively (equaling 8.2 million British pounds for the year ended December 31, 2007 and 16.4 million British pounds for each of the years ended December 31, 2006 and

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

2005) were made to the Company’s defined benefit pension plans in the U.K., of which 15.0 million British pounds were reimbursed by LFCM Holdings for each of the years ended December 31, 2006 and 2005, with such reimbursements by LFCM Holdings in full satisfaction of their obligation of support described above. Irrespective of the funded status of the plans, the Company is obligated to make a further payment amounting to 8.2 million British pounds on June 1, 2008, which approximates $16,460 using exchange rates as of December 31, 2007. At December 31, 2007, the U.K. pension plans had a combined surplus of approximately $17,600.

The following table summarizes LFNY’s and LCH’s benefit obligations, the fair value of the assets, the funded status and amounts recognized in the consolidated statements of financial condition at December 31, 2007 and 2006:

	Pension Plans December 31,		Pension Plan Supplement December 31,		Post-Retirement Medical Plans December 31,
	2007	2006	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$532,129	$487,791	$1,102	$1,161	$10,303	$18,827
Service cost		1,595			165	134
Interest cost	27,368	24,815	58	62	435	362
Amendments					(1,700)	(10,143)
Actuarial (gain) loss	2,552	(18,314)	(130)		(1,631)	1,959
Benefits paid	(20,958)	(28,272)	(22)	(128)	(643)	(1,380)
Settlement to LFCM Holdings						(1,002)
Settlements (curtailments)		594		7
Foreign currency translation adjustment	11,851	63,920			48	1,546

Benefit obligation at end of year	552,942	532,129	1,008	1,102	6,977	10,303

Change in plan assets
Fair value of plan assets at beginning of year	535,168	439,686
Actual return on plan assets	31,592	31,432
Employer contributions	16,409	32,673	22	128	643	1,380
Benefits paid	(20,958)	(28,272)	(22)	(128)	(643)	(1,380)
Foreign currency translation adjustment	11,983	59,649

Fair value of plan assets at end of year	574,194	535,168	—	—	—	—

Funded surplus (deficit) at end of year	$21,252	$3,039	$(1,008)	$(1,102)	$(6,977)	$(10,303)

Amounts recognized in the consolidated statements of financial condition consist of:
Prepaid pension asset (included in “other assets”)	$21,252	$8,032
Accrued benefit liability (included in “other liabilities”)		(4,993)	$(1,008)	$(1,102)	$(6,977)	$(10,303)

Net amount recognized	$21,252	$3,039	$(1,008)	$(1,102)	$(6,977)	$(10,303)

Amounts recognized in accumulated other comprehensive income (excluding tax of $356 and $834 at December 31, 2007 and 2006, respectively) consist of:
Actuarial net (gain) loss	$62,368	$57,068	$(115)	$15	$1,199	$3,414
Prior service credit					(3,786)	(5,168)

Net amount recognized	$62,368	$57,068	$(115)	$15	$(2,587)	$(1,754)

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the fair value of plan assets, the accumulated benefit obligation and the projected benefit obligation at December 31, 2007 and 2006:

	LFNY Pension Plans As Of December 31,		LCH Pension Plans As Of December 31,		Total
	2007	2006	2007	2006	2007	2006
Fair value of plan assets	$27,962	$28,868	$546,232	$506,300	$574,194	$535,168
Accumulated benefit obligation	$24,334	$28,491	$528,608	$503,638	$552,942	$532,129
Projected benefit obligation	$24,334	$28,491	$528,608	$503,638	$552,942	$532,129

The following table summarizes the components of benefit costs, the return on plan assets, benefits paid, contributions and other amounts recognized in other comprehensive income for the years ended December 31, 2007, 2006 and 2005 for LFNY and LCH, as well as the allocation of total costs between continuing and discontinued operations for each period:

	Pension Plans For The Years Ended December 31,			Pension Plan Supplement For The Years Ended December 31,			Post-Retirement Medical Plans For The Years Ended December 31,
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Components of net periodic benefit cost (credit):
Service cost		$1,595	$7,061				$165	$134	$224
Interest cost	$27,368	24,815	26,165	$58	$62	$86	435	362	519
Expected return on plan assets	(33,579)	(29,027)	(27,259)
Amortization of:
Prior service credit			(442)				(1,382)	(1,382)	(1,564)
Net actuarial (gain) loss	379	1,796	3,098			(7)	584	283	313

Net periodic benefit cost (credit)	(5,832)	(821)	8,623	58	62	79	(198)	(603)	(508)
Settlements (curtailments)		1,139	1,086		(7)		(1,695)	(9,212)	(12,715)
Special termination benefits			188			(27)

Total benefit cost (credit)	(5,832)	318	9,897	58	55	52	(1,893)	(9,815)	(13,223)
Less portion related to discontinued operations			2,252			(15)			324

Total benefit cost (credit) from continuing operations	$(5,832)	$318	$7,645	$58	$55	$67	$(1,893)	$(9,815)	$(13,547)

Actual return on plan assets	$31,592	$31,432	$58,550
Employer contributions	$16,409	$32,673	$33,304	$22	$128	$697	$643	$1,380	$1,217
Plan participants’ contributions									$(2)
Benefits paid	$20,958	$28,272	$26,816	$22	$128	$697	$643	$1,380	$1,277

Other changes in plan assets and benefit obligations recognized in other comprehensive income (excluding tax benefit of $478):
Net actuarial (gain) loss	$4,540			$(130)			$(1,631)
Reclassification of prior service credit to earnings							1,382
Reclassification of actuarial loss to earnings	(379)						(584)
Currency translation adjustment	1,139

Total recognized in other comprehensive income	$5,300			$(130)			$(833)

Net amount recognized in total periodic benefit cost and other comprehensive income	$(532)			$(72)			$(2,726)

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The amounts in “accumulated other comprehensive income” on the consolidated statement of financial condition as of December 31, 2007 that are expected to be recognized as components of net periodic benefit cost (credit) for the year ending December 31, 2008 are as follows:

	Pension Plans	Pension Plan Supplement	Post- Retirement Medical Plans	Total
Prior service credit	—	—	$(1,382)	$(1,382)
Net actuarial (gain) loss	$383	$(1)	$142	$524

The assumptions used to develop actuarial present value of the projected benefit obligation and net periodic pension cost are set forth below:

	Pension Plans As Of Or For the Years Ended December 31,			Pension Plan Supplement As Of Or For the Years Ended December 31,			Post-Retirement Medical Plans As Of Or For the Years Ended December 31,
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.8%	4.8%	4.8%	6.5%	5.5%	5.5%	6.5%	5.5%	5.5%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.1%	5.2%	5.3%	5.5%	5.5%	6.0%	5.5%	5.5%	6.0%
Expected long-term rate of return on plan assets	6.1%	6.1%	6.2%
Healthcare cost trend rates used to determine net periodic benefit cost:
Initial							10.0%	8.0%	9.5%
Ultimate							6.0%	6.0%	6.0%
Year ultimate trend rate achieved							2011	2008	2008

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The assumed cost of healthcare has an effect on the amounts reported for the Company’s post-retirement plans. A 1% change in the assumed healthcare cost trend rate would increase (decrease) our cost and obligation as follows:

	1% Increase		1% Decrease
	2007	2006	2007	2006
Cost	$81	$69	$(68)	$(58)
Obligation	$791	$1,073	$(678)	$(908)

Expected Benefit Payments—The following table summarizes the expected benefit payments for the Company’s plans for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

	Pension Plans	Pension Plan Supplement	Post-Retirement Medical Plans
2008	$17,010	$75	$394
2009	18,012	125	424
2010	18,807	57	456
2011	19,823	138	486
2012	20,916	97	532
2013-2017	121,614	354	2,863

Plan Assets—The Company’s weighted-average asset allocations relating to the Company’s pension plans at December 31, 2007 and 2006, by asset category, are as follows:

	December 31,
	2007	2006
Asset Category
Equity Securities	42%	47%
Debt Securities	55	51
Other (includes cash, annuities and accrued dividends)	3	2

Total	100%	100%

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

Defined Contribution Plans—LFNY and LCH also contribute to employer sponsored defined contribution plans. Contributions to these plans amount to $9,294, $7,944 and $4,975 for the years ended December 31, 2007, 2006 and 2005, respectively, which are included in “compensation and benefits” expense and $1,182 for the year ended December 31, 2005 which is included in “loss from discontinued operations” on the consolidated statements of income. Effective January 1, 2005, the LFNY defined contribution plan was amended to provide for certain matching contributions by the Company. Effective April 1, 2006, the LCH defined contribution plan was amended to provide benefits to substantially all its employees who were previously covered under the LCH defined benefit pension plans.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

17.	INCOME TAXES

Income taxes from continuing operations for the years ended December 31, 2007, 2006 and 2005 consist of:

	Year Ended December 31,
	2007	2006	2005
Current expense:
Federal	$2,709	$2,836	$1,831
Foreign	84,175	65,229	60,461
State and local (primarily UBT)	10,123	5,037	4,251

Total current	97,007	73,102	66,543

Deferred expense (benefit):
Federal	(9,392)	—	—
Foreign	(6,999)	(4,290)	(7,558)

Total deferred	(16,391)	(4,290)	(7,558)

Total	$80,616	$68,812	$58,985

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate on income from continuing operations is set forth below:

	Year Ended December 31,
	2007	2006	2005
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Rate benefit for U.S. partnership operations, prior to May 10, 2005, the date of the equity public offering	—	—	(11.4)
Income of minority interest	(18.9)	(21.7)	(14.7)
Foreign source income not subject to U.S. income tax	(10.8)	(5.9)	(4.1)
Foreign taxes	18.5	18.6	15.5
State and local taxes, primarily UBT	2.4	1.5	1.2
Amortization and depreciation (a)	(5.6)	(5.4)	(3.1)
Other, net	(1.3)	(1.1)	(1.2)

Effective income tax rate	19.3%	21.0%	17.2%

(a)	Primarily relates to the amortization of the basis step-ups resulting from the separation and recapitalization and the exchange of LAZ-MD exchangeable interests in connection with the Secondary Offering in 2006 and the basis step-up for U.S. income taxes on certain U.K. assets. A valuation allowance had previously been provided for these deferred tax assets.

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

	December 31,
	2007	2006
Deferred Tax Assets:
Compensation and benefits	$32,097	$14,065
Pensions	125	1,255
Depreciation and amortization	8,548	6,928
Basis adjustments as a result of the equity public offering and Secondary Offering	341,763	348,864
Bad debt provision	1,108	991
Property	4,607	4,358
Net operating loss and tax credit carryforwards	83,277	68,123
Other	5,926	4,756

Gross deferred tax assets	477,451	449,340
Valuation allowance	(428,147)	(428,849)

Total deferred tax assets (net of valuation allowance)	$49,304	$20,491

Deferred Tax Liabilities:
Pensions	$5,191	$906
Cumulative currency translation adjustments	7,681	4,600
Unrealized gains on investments	6,654	5,009
Depreciation and amortization	21,047	19,221
Other	1,296	644

Total deferred tax liabilities	$41,869	$30,380

The net increase in gross deferred tax assets of $28,111 in 2007 was primarily attributable to the tax effects of an increase in temporary differences relating to compensation and benefits of $18,032 and an increase in net operating loss and tax credit carryforwards of $15,154, partially offset by a decrease in the tax effect of the basis adjustments resulting from the equity public offering and Secondary Offering of $7,101.

The basis adjustments recorded as of December 31, 2007 and 2006 are the result of:

•

purchases and redemptions of historical and working member interests consummated in connection with the separation and recapitalization of the Company, which resulted in deferred tax assets of $215,436 and $216,214 at December 31, 2007 and 2006, respectively;

•

basis step-ups for U.S. income tax purposes resulting from the exchange of LAZ-MD exchangeable interests in connection with the Secondary Offering in 2006, which resulted in deferred tax assets of $100,750 and $108,245 at December 31, 2007 and 2006, respectively, and

•	tax basis step-up for U.S. income tax purposes on certain U.K. assets, which resulted in deferred tax assets of $25,577 and $24,405 at December 31, 2007 and 2006, respectively.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The deferred tax assets are offset by a valuation allowance of $428,147 and $428,849 at December 31, 2007 and 2006, respectively, due to the uncertainty of realizing the benefits of the book versus tax basis temporary differences and certain net operating loss carry-forwards. The valuation allowance at December 31, 2007 reflects a net decrease of $702 from the balance of $428,849 at December 31, 2006, and is primarily the result of an increase in deferred tax liabilities and a decrease in the valuation allowance related to the equity public offering and Secondary Offering basis adjustments, partially offset by an increase in the valuation allowance related to the compensation and benefits temporary differences and net operating loss and tax credit carryforwards.

The Company’s net operating loss and tax credit carryforwards primarily relate to (i) carryforwards in the U.K., at December 31, 2007 and 2006, which may be carried forward indefinitely, subject to various limitations, and (ii) carryforwards in Italy and the U.S., at December 31, 2007 and 2006, which begin expiring in years after 2011.

UBT attributable to certain member distributions has been reimbursed by the members under an agreement with the Company.

As previously disclosed, the Company adopted FIN No. 48 on January 1, 2007. The cumulative effect of the Company’s adoption of FIN No. 48 was a charge of $13,221 to the January 1, 2007 balance of retained earnings. As of the adoption date, the Company had unrecognized tax benefits of $37,520, including $5,132 related to interest and penalties, of which $27,352, if recognized, would favorably affect the effective tax rate as a valuation allowance of $10,168 would be established against the deferred tax assets previously offset by the unrecognized tax benefit. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. With few exceptions, the Company is no longer subject to income tax examination by foreign tax authorities for years prior to 2003 and by U.S. federal, state and local tax authorities for years prior to 2004. While we are under examination in various tax jurisdictions with respect to certain open years, the Company believes that the result of any final determination related to these examinations is not expected to have a material impact on its financial statements. Developments with respect to such examinations are monitored on an on-going basis and adjustments to tax liabilities are made as appropriate.

A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the year ended December 31, 2007 is as follows:

Balance, January 1, 2007 (excluding interest and penalties of $5,132)	$32,388
Decreases in gross unrecognized tax benefits pertaining to tax positions taken during prior years	(7,052)
Increases in gross unrecognized tax benefits pertaining to tax positions taken during the current year	7,933
Decreases in gross unrecognized tax benefits relating to settlements with taxing authorities	(702)
Reductions to gross unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(487)

Balance, December 31, 2007 (excluding interest and penalties of $5,195)	$32,080

The amount of unrecognized tax benefits at December 31, 2007 that, if recognized, would favorably affect the effective tax rate is $25,477 as a valuation allowance of $11,798 would be established against the deferred tax assets previously offset by the unrecognized tax benefit. Such amount includes $5,195 of interest and penalties accrued in the statement of financial condition, of which $63 was recognized in current income tax expense

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

during the year ended December 31, 2007 after giving effect to a reversal of interest and penalties of $1,002 in connection with the decreases referred to in the table above. The decreases in gross unrecognized tax benefits pertaining to tax positions taken during prior years results primarily from the favorable conclusion of tax audits.

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits recorded at December 31, 2007 will decrease within 12 months by an amount up to approximately $3,300 as a result of the lapse of the statute of limitations in various taxing jurisdictions.

Tax Receivable Agreement

The redemption of historical partner interests in connection with the separation and recapitalization has resulted, and the exchanges of LAZ-MD Holdings exchangeable interests for shares of Class A common stock may result, in increases in the tax basis of the tangible and/or intangible assets of Lazard Group. The tax receivable agreement dated as of May 10, 2005 with LFCM Holdings requires the Company to pay LFCM Holdings 85% of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of the above-mentioned increases in tax basis. During the years ended December 31, 2007, 2006, 2005, the Company recorded a “provision pursuant to tax receivable agreement” on the consolidated statements of income of $17,104, $5,964 and $2,685, respectively, with the liability related thereto at December 31, 2007 and 2006 of $25,743 and $9,418, respectively, included within “related party payables” on the consolidated statements of financial condition.

18.	RELATED PARTIES

Amounts receivable from, and payable to, related parties as of December 31, 2007 and 2006 are set forth below:

	December 31,
	2007	2006
Receivables
LFCM Holdings	$28,906	$18,493
LAZ-MD Holdings	1,280	50
Other	101

Total	$30,287	$18,543

Payables
LFCM Holdings	$26,707	$9,794

LFCM Holdings

LFCM Holdings owns and operates the separated businesses and is owned by the working members, including certain of Lazard’s managing directors (which also include our executive officers) who are also members of LAZ-MD Holdings. In addition to the master separation agreement which effected the separation and recapitalization discussed in Note 2 of Notes to Consolidated Financial Statements, LFCM Holdings entered into an insurance matters agreement and a license agreement that addressed various business matters associated with the separation, as well as several other agreements discussed below.

Under the employee benefits agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings, LFCM Holdings generally assumed, as of the completion of the separation and recapitalization transactions, all outstanding and future liabilities in respect of the current and

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

former employees of the separated businesses. The Company retained all accrued liabilities under, and assets of, the pension plans in the U.S. and the U.K. as well as the 401(k) Plan accounts of the inactive employees of LFCM Holdings and its subsidiaries. See Note 16 of Notes to Consolidated Financial Statements for additional information regarding employer contributions and indemnities from LFCM Holdings.

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

The services provided by Lazard Group to LFCM Holdings and by LFCM Holdings to Lazard Group under the administrative services agreement generally will be provided until December 31, 2008, subject to automatic annual renewal, unless either party gives 180 days’ notice of termination. LFCM Holdings and Lazard Group have a right to terminate the services earlier if there is a change of control of either party or the business alliance provided in the business alliance agreement expires or is terminated. The party receiving a service may also terminate a service earlier upon 180 days’ notice as long as the receiving party pays the service provider an additional three months of service fee for terminated service.

The business alliance agreement provides, among other matters, that Lazard Group will refer to LFCM Holdings selected opportunities for underwriting and distribution of securities. In addition Lazard Group will provide assistance in the execution of any such referred business. In exchange for the referral obligation and assistance, Lazard Group will receive a referral fee from LFCM Holdings equal to approximately half of the revenue obtained by LFCM Holdings in respect of any underwriting or distribution opportunity. In addition, LFCM Holdings will refer opportunities in the Financial Advisory and Asset Management businesses to Lazard Group. In exchange for this referral, LFCM Holdings will be entitled to a customary finders’ fee from Lazard Group. The business alliance agreement further provides that, during the term of the business alliance, LFNY and Lazard Asset Management Securities LLC, an indirect wholly-owned subsidiary of LFNY, will introduce execution and settlement transactions to broker-dealer entities affiliated with LFCM Holdings. The term of the business alliance will expire on the fifth anniversary of the equity public offering, subject to periodic automatic renewal, unless either party elects to terminate in connection with any such renewal or elects to terminate on account of a change of control of either party.

Amounts recorded by Lazard Group in its consolidated statements of income relating to administrative and support services amounted to $3,769 and $5,322, respectively, for the years ended December 31, 2007 and 2006 and $3,084 for the period May 10, 2005 through December 31, 2005, and shared fees including referral fees for underwriting and private placement transactions amounted to $31,722 and $14,491, respectively, for the years ended December 31, 2007 and 2006, and $6,338 for the period May 10, 2005 through December 31, 2005. Such amounts are reported as reductions to operating expenses and as other revenue, respectively.

In connection with the separation, Lazard Group transferred to LFCM Holdings its ownership interest in Panmure Gordon & Co. plc (“PG&C”). Lazard Group and LFCM Holdings agreed to share any net cash proceeds, derived prior to May 2013, from any subsequent sale by LFCM Holdings of the shares it owns in PG&C. As a result of LFCM Holdings selling a portion of its interest in PG&C in June, 2007, the Company recorded a gain of $9,296, which is included in “revenue—other” on the consolidated statement of income for the year ended December 31,

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

2007. Such amount is included in the receivable from LFCM Holdings as of December 31, 2007 and is due in April, 2008. The above-mentioned transaction resulted in a $4,025 increase in operating income for year ended December 31, 2007. As of December 31, 2007, LFCM Holdings owns 17.5% of PG&C.

The remaining receivables from LFCM Holdings and its subsidiaries as of December 31, 2007 and 2006 primarily include $7,037 and $9,989, respectively, related to the lease indemnity agreement, $5,312 and $3,061, respectively, related to administrative and support services and reimbursement of expenses incurred on behalf of LFCM Holdings and $5,853 and $4,091, respectively, related to referral fees for underwriting transactions. Payables to LFCM Holdings and its subsidiaries at December 31, 2007 and 2006 principally relates to obligations pursuant to the tax receivable agreement described in Note 17 of Notes to Consolidated Financial Statements.

See also Note 2 of Notes to Consolidated Financial Statements for information regarding the Company’s Primary and Secondary Offerings in December, 2006, and for which LCM participated as an underwriter. In addition, see Note 13 of Notes to Consolidated Financial Statements for information relating to the Sapphire IPO.

LAZ-MD Holdings

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the years ended December 31, 2007 and 2006 and for the period May 10, 2005 through December 31, 2005, such charges amounted to $1,300, $200 and $145, respectively.

19.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded on LFNY’s statement of financial condition, or $5, whichever is greater. At December 31, 2007, LFNY’s regulatory net capital was $168,129 which exceeded the minimum requirement by $160,157.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Services Authority. At December 31, 2007, the aggregate regulatory net capital of the U.K. Subsidiaries was $237,768, which exceeded the minimum requirement by $181,451.

CFLF, through which non-corporate finance advisory activities are carried out in France, is subject to regulation by the Commission Bancaire and the Comité des Etablissements de Crédit et des Enterprises d’Investissement for its banking activities, conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management) and Fonds Partenaires Gestion (private equity), are subject to regulation and supervision by the Autorité des Marchés Financiers. At December 31, 2007, the consolidated regulatory net capital of CFLF was $189,676, which exceeded the minimum requirement set for regulatory capital levels by $81,954.

Certain other U.S. and non-U.S. subsidiaries are subject to various other capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At December 31, 2007, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $67,351, which exceeded the minimum required capital by $51,014.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

At December 31, 2007, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

Over the past several years, European Union financial services regulators have taken steps to institute consolidated supervision over a wide range of financial services companies that conduct business in the European Union, even if their head offices are located outside of the European Union. Under the Financial Conglomerates Directive (2002/87/EC), we, along with a number of our competitors, were required to submit to consolidated supervision by a European Union financial services regulator commencing on January 1, 2005, unless we were already subject to “equivalent” supervision by another regulator. During 2004, the SEC issued final regulations establishing a consolidated supervision framework for investment banks. Under these regulations, we can voluntarily submit to a stringent framework of rules relating to group-wide capital levels, internal risk management control systems and regulatory reporting requirements. We have elected to become subject to consolidated supervision by the SEC and formally notified the SEC of our intention in December 2004. It is possible that these regulations may ultimately require that we increase our regulatory capital, which may adversely affect our profitability and result in other increased costs. We are currently in the process of formal discussions with the SEC in connection with consolidated supervision matters and expect to be subject to consolidated supervision by the SEC sometime during 2008.

20.	SEGMENT OPERATING RESULTS

The Company’s reportable segments offer different products and services and are managed separately as different levels and types of expertise are required to effectively manage the segments’ transactions. Each segment is reviewed to determine the allocation of resources and to assess its performance. Subsequent to May 10, 2005, the Company’s principal operating activities are included in two business segments: Financial Advisory which includes providing advice on mergers and acquisitions, restructurings, capital raising and similar transactions, and Asset Management which includes the management of equity and fixed income securities and alternative investment and private equity funds. In addition, the Company records selected other activities in its Corporate segment, including management of cash, certain investments and the commercial banking activities of LFB. The Company also allocates outstanding indebtedness to its Corporate segment.

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

The Company’s segment information for the years ended December 31, 2007, 2006 and 2005 is prepared using the following methodology:

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Each segment’s operating expenses include (i) compensation and benefits expenses incurred directly in support of the businesses and (ii) other operating expenses, which include directly incurred expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities.

There were no clients for the years ended December 31, 2007, 2006 and 2005 that individually constituted more than 10% of the net revenue of either of the Company’s business segments.

Management evaluates segment results based on net revenue and operating income and believes that the following information provides a reasonable representation of each segment’s contribution to continuing operations with respect to net revenue, operating income and total assets:

		As Of Or For The Year Ended December 31,
		2007	2006	2005
Financial Advisory	Net Revenue	$1,240,177	$973,337	$864,812
	Operating Expenses (a)	920,705	722,151	589,024

	Operating Income (b)	$319,472	$251,186	$275,788

	Total Assets	$811,752	$452,627	$336,576

Asset Management	Net Revenue	$724,751	$553,212	$466,188
	Operating Expenses (a)	539,800	418,022	349,801

	Operating Income	$184,951	$135,190	$116,387

	Total Assets	$580,716	$418,538	$308,054

Corporate	Net Revenue	$(47,239)	$(32,994)	$(29,558)
	Operating Expenses (a)	38,889	26,173	20,255

	Operating Income (Loss)	$(86,128)	$(59,167)	$(49,813)

	Total Assets	$2,447,945	$2,337,500	$1,266,267

Total	Net Revenue	$1,917,689	$1,493,555	$1,301,442
	Operating Expenses (a)	1,499,394	1,166,346	959,080

	Operating Income	$418,295	$327,209	$342,362

	Total Assets	$3,840,413	$3,208,665	$1,910,897

(a)	Operating expenses from continuing operations include depreciation and amortization of property as set forth in table below.

	Year Ended December 31,
	2007	2006	2005
Financial Advisory	$4,508	$3,311	$4,030
Asset Management	2,888	2,525	2,099
Corporate	9,338	8,446	8,649

Total (excluding amounts relating to discontinued operations of $570 in 2005)	$16,734	$14,282	$14,778

(b)	Operating income in 2007 excluding amortization of intangible assets related to acquisitions was $340,995.

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

The following table sets forth the net revenue from, and identifiable assets for, continuing operations of the Company and its consolidated subsidiaries by geographic region allocated on the basis described above.

	As Of Or For The Year Ended December 31,
	2007	2006	2005
Net Revenue:
United States	$970,932	$775,995	$621,428
United Kingdom	275,536	245,409	209,812
France	358,074	267,806	208,393
Other Western Europe	186,270	158,897	197,384
Rest of World	126,877	45,448	64,425

Total	$1,917,689	$1,493,555	$1,301,442

Identifiable Assets:
United States	$1,480,346	$985,037	$479,577
United Kingdom	352,695	335,953	261,966
France	1,518,606	1,663,523	959,695
Other Western Europe	216,094	160,814	165,794
Rest of World	272,672	63,338	43,865

Total	$3,840,413	$3,208,665	$1,910,897

21.	DISCONTINUED OPERATIONS

Operating results from discontinued operations for the year ended December 31, 2005 were as follows:

Net revenue	$39,599

Pre-tax loss	$(14,246)
Provision for income taxes	3,330

Loss from discontinued operations (net of tax)(*)	$(17,576)

(*)	Borne by the members of Lazard Group as such losses were incurred prior to May 10, 2005, the date of the Company’s equity public offering and the separation and recapitalization transactions.

22.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The majority of the Company’s assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include cash and cash equivalents, cash and securities segregated for regulatory purposes, investments, derivative instruments, receivables and payables, and other short-term borrowings and payables (also see discussion in Note 3 of Notes to Consolidated Financial Statements).

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Senior and Subordinated Debt—The Company’s senior and subordinated debt are recorded at historical amounts. The fair value of the Company’s senior and subordinated debt was estimated using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements or based on market quotations where available. At December 31, 2007 and 2006, the carrying value of the Company’s senior and subordinated debt approximated fair value.

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY RESULTS (UNAUDITED)

The following represents the Company’s unaudited quarterly results from continuing operations for the years ended December 31, 2007 and 2006. These quarterly results were prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	2007 Fiscal Quarter
	First	Second	Third	Fourth	Year
	(dollars in thousands, except per share data)
Net revenue	$369,198	$421,360	$542,048	$585,083	$1,917,689
Operating expenses	290,930	332,197	423,462	452,805	1,499,394

Operating income	$ 78,268	$ 89,163	$118,586	$132,278	$ 418,295

Net income	$ 26,354	$ 29,296	$ 40,267	$ 59,125	$ 155,042

Net income per share of Class A common stock:
Basic	$.51	$.57	$.79	$1.17	$3.04
Diluted	$.47	$.52	$.73	$1.04	$2.79
Dividends declared per share of Class A common stock	$.09	$.09	$.09	$.09	$.36

	2006 Fiscal Quarter
	First	Second	Third	Fourth	Year
	(dollars in thousands, except per share data)
Net revenue	$336,258	$386,908	$297,512	$472,877	$1,493,555
Operating expenses	258,142	302,215	248,319	357,670	1,166,346

Operating income	$ 78,116	$ 84,693	$ 49,193	$115,207	$ 327,209

Net income	$ 19,686	$ 23,545	$ 13,158	$ 36,596	$ 92,985

Net income per share of Class A common stock:
Basic	$.52	$.63	$.35	$.88	$2.42
Diluted	$.51	$.59	$.34	$.78	$2.31
Dividends declared per share of Class A common stock	$.09	$.09	$.09	$.09	$.36

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2007 (the end of the period covered by this annual report on Form 10-K). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Information regarding members of the Board of Directors, including its audit committee and audit committee financial experts, as well as information regarding our Code of Business Conduct and Ethics that applies to our chief executive officer and senior financial officers, will be presented in Lazard Ltd’s definitive proxy statement for its 2008 annual general meeting of shareholders, which will be held on May 6, 2008, and is incorporated herein by reference. Information regarding our executive officers is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Lazard Ltd’s definitive proxy statement for its 2008 annual general meeting of shareholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding executive officer and director compensation will be presented in Lazard Ltd’s definitive proxy statement for its 2008 annual general meeting of shareholders, which will be held on May 6, 2008, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related shareholder matters will be presented in Lazard Ltd’s definitive proxy statement for its 2008 annual general meeting of shareholders, which will be held on May 6, 2008, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 regarding securities issued under our 2005 Equity Incentive Plan.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	None.
Equity compensation plans not approved by security holders	2005 Equity Incentive Plan(1)	9,543,245	(2)		(3)	15,372,333	(4)

Total		9,543,245				15,372,333

(1)	Our 2005 Equity Incentive Plan was established prior to our equity public offering in May, 2005 and, as a result, did not require approval by security holders.
(2)

Represents outstanding stock unit awards, after giving effect to forfeitures, as of December 31, 2007. As of that date, the only grants made under the 2005 Equity Incentive Plan have been in the form of stock unit awards. See Note 14 of Notes to Consolidated Financial Statements for a description of the plan.

(3)

Each stock unit awarded under our 2005 Equity Incentive Plan was granted at no cost to the persons receiving them and represent the contingent right to receive the equivalent number of shares of Class A common stock of the Company.

(4)	Gives effect to the number of securities remaining available for future issuance, after considering the impact of vested RSUs not delivered as a result of withholding taxes.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions will be presented in Lazard Ltd’s definitive proxy statement for its 2008 annual general meeting of shareholders, which will be held on May 6, 2008, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be presented in Lazard Ltd’s definitive proxy statement for its 2008 annual general meeting of shareholders, which will be held on May 6, 2008, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the annual report on Form 10-K are listed on page F-1 hereof and in Part II, Item 8 hereof.

2.	Financial Statement Schedule

The financial statement schedule required in the annual report on Form 10-K is listed on page F-1 hereof. The required schedule appears on pages F-1 through F-8 hereof.

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

2.3	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

3.1	Certificate of Incorporation and Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.2	Certificate of Incorporation in Change of Name of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.3	Amended and Restated Bye-laws of Lazard Ltd (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.1	Form of Specimen Certificate for Class A common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

4.2	Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.3	Third Supplemental Indenture, dated as of December 19, 2005, by and among Lazard Group LLC, The Bank of New York, as trustee, and for purposes of consent, Lazard Group Finance LLC (incorporated by reference to Exhibit 4.02 to Lazard Group LLC’s Current Report on Form 8-K (Commission File No. 333-126751) filed on December 19, 2005).

4.4	Fourth Supplemental Indenture, dated as of June 21, 2007, between Lazard Group LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on June 22, 2007).

4.5	Registration Rights Agreement, dated as of June 21, 2007, among Lazard Group LLC, Goldman, Sachs & Co., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives for the Initial Purchasers (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on June 22, 2007).

4.6	Purchase Contract Agreement, dated as of May 10, 2005, by and between the Registrant and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.7	Pledge Agreement, dated as of May 10, 2005, by and among the Registrant, The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.8	Pledge Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.9	Form of Normal Equity Security Units Certificate (included in Exhibit 4.4).

4.10	Form of Stripped Equity Security Units Certificate (included in Exhibit 4.4).

4.11	Form of Senior Note (included in Exhibit 4.3).

10.1	Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006, by and among LAZ-MD Holdings LLC, the Registrant and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.2	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.3	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

10.4	Tax Receivable Agreement, dated as of May 10, 2005, by and among Ltd Sub A, Ltd Sub B and LFCM Holdings LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.5	Employee Benefits Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.6	Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.7	License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company, LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co. Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8	Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9	Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.10	First Amended and Restated Limited Liability Company Agreement of Lazard Asset Management LLC, dated as of January 10, 2003 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.11	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.12	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.13	Lease with an Option to Purchase, dated as of July 11, 1990, by and between Sicomibail and Finabail and SCI du 121 Boulevard Hausmann (English translation) (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.14	Occupational Lease, dated as of August 9, 2002, Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.15*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.16*	2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.17*	Amended and Restated Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of January 29, 2008, by and among Lazard Ltd, Lazard Group LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report (File No. 001-32492) on Form 8-K filed on February 1, 2008).

10.18*	Agreement Relating to Reorganization of Lazard, dated as of May 10, 2005, by and among Lazard LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.19*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, by and among the Registrant, Lazard Group LLC and Steven J. Golub (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.20*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for, each of Michael J. Castellano, Scott D. Hoffman and Charles G. Ward III (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.21*	Agreements Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.22*	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.23*	Acknowledgement Letter, dated as of November 6, 2006 from Lazard Group LLC to certain managing directors of Lazard Group LLC modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.24	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.25	Registration Rights Agreement, dated as of May 10, 2005 by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.26	Letter Agreement, dated as of May 10, 2005, with Bruce Wasserstein family trusts (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.27	Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.28	First Amendment, dated as of March 28, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.34 to Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.29	Second Amendment, dated as of May 17, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8- K (File No. 001-32492) filed on May 17, 2006).

10.30	Third Amendment, dated as of June 18, 2007, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on June 22, 2007).

10.31*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.32*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.33*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492 filed on January 26, 2006).

10.34*

Description of Non-Executive Director Compensation (incorporated by reference to

Exhibit 10.33 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.35*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.36*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.37	Termination Agreement dated as of March 31, 2006, by and among Banca Intesa S.p.A., Lazard Group LLC, and Lazard & Co. S.r.l. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on April 4, 2006).

10.38	Amended and Restated $150 Million Subordinated Convertible Promissory Note due 2018, issued by Lazard Funding LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 17, 2006).

10.39	Amended and Restated Guaranty of Lazard Group LLC to Banca Intesa S.p.A., dated as of May 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 17, 2006).

10.40*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.41*	First amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 1, 2007).

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Registrant’s Code of Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-32492) filed on March 21, 2006).

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Bruce Wasserstein.

31.2	Rule 13a-14(a) Certification of Michael J. Castellano.

32.1	Section 1350 Certification for Bruce Wasserstein.

32.2	Section 1350 Certification for Michael J. Castellano.

*	Management contract or compensatory plan or arrangement.

LAZARD LTD

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

ITEMS 15 (a)(1) AND 15 (a)(2)

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2007 AND 2006

(dollars in thousands, except per share data)

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$123	$13
Investments in subsidiaries, equity basis	(1,109,930)	(1,340,229)
Due from subsidiaries	1,181,442	1,103,077
Other assets	9

Total assets	$71,644	$(237,139)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Liabilities:
Due to subsidiaries	$87	$17
Other liabilities	1,218	3,197

Total liabilities	1,305	3,214

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A—36,607 shares issued and outstanding at December 31, 2007	—	—
Series B—277 shares issued and outstanding at December 31, 2007	—	—
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 51,745,825 and 51,554,068 shares issued at December 31, 2007 and 2006, respectively, including shares held by a subsidiary as indicated below)	517	516
Class B, par value $.01 per share (1 share authorized, 1 share issued and outstanding at December 31, 2007 and 2006)	—	—
Additional paid-in-capital	(161,924)	(396,792)
Retained earnings	248,551	127,608
Accumulated other comprehensive income, net of tax	52,491	32,494

	139,635	(236,174)
Less—Class A common stock held by a subsidiary, at cost (1,712,846 and 115,000 shares at December 31, 2007 and 2006, respectively)	(69,296)	(4,179)

Total stockholders’ equity (deficiency)	70,339	(240,353)

Total liabilities and stockholders’ equity (deficiency)	$71,644	$(237,139)

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
REVENUE
Equity in earnings of subsidiaries	$109,644	$62,616	$124,569	(*)
Interest income	46,607	31,491	19,756

Total revenue	156,251	94,107	144,325
Interest expense	129	252	217

Net revenue	156,122	93,855	144,108

OPERATING EXPENSES
Professional services	941	785	393
Other	139	85	229

Total operating expenses	1,080	870	622

NET INCOME (NET INCOME ALLOCABLE TO MEMBERS OF LAZARD GROUP PRIOR TO MAY 10, 2005)	$155,042	$92,985	$143,486	(*)

(*) Excludes, as applicable, with respect to the period ended prior to May 10, 2005 (a) payments for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense, and (b) U.S. corporate federal income taxes, since Lazard Group has operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes.

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (net income allocable to members of Lazard Group prior to May 10, 2005)	$155,042	$92,985	$143,486
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Noncash transactions in net income (net income allocable to members of Lazard Group prior to May 10, 2005):
Equity in earnings of subsidiaries	(109,644)	(62,616)	(124,569)
Dividends received from subsidiaries	—	—	335,419
Amortization of stock units	821	549	253
Increase in due to/from subsidiaries	(25,813)	(245,518)	(797,398)
Changes in other operating assets and liabilities	(1,988)	(1,961)	(473)

Net cash provided by (used in) operating activities	18,418	(216,561)	(443,282)

CASH FLOWS FROM INVESTING ACTIVITIES: Capital contributed to subsidiaries	—	(119,133)	(232,524)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity in capital transactions of subsidiaries	—	—	2,213,447
Proceeds from issuance of Class A common stock in December, 2006 and May, 2005, net of expenses of $16,512 and $65,844, respectively	—	349,137	871,656
Proceeds from issuance of Class B common stock	—	—	1
Costs related to issuance of purchase contracts associated with equity security units	—	—	(12,086)
Distributions to members and capital withdrawals	—	—	(418,412)
Purchase contracts relating to equity security units	—	—	(6,013)
Settlement of interest rate hedge	—	—	(11,003)
Redemption of historical partner interests (including mandatorily redeemable preferred stock of $100,000)	—	—	(1,617,032)
Distribution of separated business	—	—	(243,178)
Distributions to LAZ-MD Holdings and LFCM Holdings	—	—	(150,000)
Indemnity from LFCM Holdings relating to U.K. pension	—	—	53,600
Class A common stock dividends	(18,308)	(13,480)	(5,325)

Net cash provided by (used in) financing activities	(18,308)	335,657	675,655

Net increase (decrease) in cash and cash equivalents	110	(37)	(151)
Cash and cash equivalents, January 1	13	50	201

Cash and cash equivalents, December 31	$123	$13	$50

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND

STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(dollars in thousands)

	Members’ Equity	Preferred Stock				Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Class A Common Stock Held By A Subsidiary		Total Members’ Equity and Stockholders’ Equity (Deficiency)
		Series A		Series B
		Shares	$	Shares	$	Shares(*)	$				Shares	$
Balance—January 1, 2005	$366,740									$18,058			$384,798

Comprehensive income (loss):
Net income allocable to members for the period January 1, 2005 through May 9, 2005	89,175												89,175
Net income available for Class A common stockholders for the period May 10, 2005 through December 31, 2005									$54,311				54,311

Net income for the period January 1, 2005 through December 31, 2005													143,486
Other comprehensive income (loss)—net of tax:
Currency translation adjustments										(46,552)			(46,552)
Interest rate hedge, net of amortization										(10,297)			(10,297)
Minimum pension liability adjustments										4,449			4,449

Comprehensive income													91,086

Distribution of net assets of separated businesses	(243,178)												(243,178)
Indemnity from LFCM Holdings relating to U.K. pension	53,600												53,600
Net proceeds from issuance of Class A common stock in equity public offering, including $32,921 issued in cashless exchange						37,500,000	$375	$871,281					871,656
Issuance of Class B common stock						1		1					1
Distributions and withdrawals to members	(418,412)												(418,412)
Redemption of historical partner interests	(1,517,032)												(1,517,032)
Costs related to issuance of purchase contracts associated with equity security units								(12,086)					(12,086)
Purchase contracts associated with equity security units								(6,013)					(6,013)
Distributions to LAZ-MD Holdings and LFCM Holdings	(150,000)												(150,000)
Reclassification to additional paid-in capital	1,819,107							(1,819,107)					—
Class A common stock dividends									(5,325)				(5,325)
Lazard Group repurchase of common membership interest from LAZ-MD Holdings								(4,507)					(4,507)
Amortization and issuance of stock units								1,277					1,277
Adjustment to reclassify minority interest share of undistributed net income for the period May 10, 2005 through December 31, 2005 to additional paid-in-capital								83,464					83,464

Balance—December 31, 2005	$—	—	$—	—	$—	37,500,001	$375	$(885,690)	$48,986	$(34,342)	—	—	$(870,671)

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND

STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(dollars in thousands)

	Preferred Stock				Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Class A Common Stock Held By A Subsidiary		Total Stockholders’ Equity (Deficiency)
	Series A		Series B
	Shares	$	Shares	$	Shares(*)	$				Shares	$
Balance - December 31, 2005	—	$—	—	$—	37,500,001	$375	$(885,690)	$48,986	$(34,342)	—	$—	$(870,671)

Comprehensive income:
Net income								92,985				92,985
Other comprehensive income - net of tax:
Currency translation adjustments									50,299			50,299
Amortization of interest rate hedge									1,100			1,100
Minimum pension liability adjustments									13,683			13,683

Comprehensive income												158,067

Adoption of FASB Statement No. 158									1,754			1,754
Amortization and issuance of stock units							23,545					23,545
Conversion of DSUs to Class A common stock					3,668	—	—					—
RSU dividend-equivalents							883	(883)				—
Class A common stock dividends								(13,480)				(13,480)
Purchase of Class A common stock by a subsidiary										115,000	(4,179)	(4,179)
Net proceeds from issuance of Class A common stock in Primary Offering, including issuance of 6,000,000 shares in Secondary Offering					14,050,400	141	348,996					349,137
Other capital transactions							4,510					4,510
Adjustment to reclassify minority interest share of undistributed net income to additional paid-in-capital							110,964					110,964

Balance - December 31, 2006	—	—	—	—	51,554,069	516	(396,792)	127,608	32,494	115,000	(4,179)	(240,353)
Adjustment for the cumulative effect on prior years from the adoption of FIN No. 48								(13,221)				(13,221)

Balance, as adjusted - January 1, 2007	—	—	—	—	51,554,069	516	(396,792)	114,387	32,494	115,000	(4,179)	(253,574)

Comprehensive income (loss):
Net income								155,042				155,042
Other comprehensive income (loss) - net of tax:
Currency translation adjustments									23,426			23,426
Amortization of interest rate hedge									1,100			1,100
Net unrealized loss on available-for-sale securities									(670)			(670)
Employee benefit plans:
Net actuarial (loss)									(3,440)			(3,440)
Adjustment for items reclassified to earnings									(419)			(419)

Comprehensive income												175,039

Preferred stock and Class A common stock issued/issuable in connection with acquisitions and related amortization	36,607	$—	277	$—			54,404					54,404
Issuances of Class A common stock in exchange for Lazard Group common membership interests					191,757	1	(1)					—
Repurchase of common membership interest from LAZ-MD Holdings							(21,840)					(21,840)
Amortization of stock units							105,586					105,586
RSU dividend-equivalents							2,570	(2,570)				—
Class A common stock dividends								(18,308)				(18,308)
Purchase of Class A common stock by a subsidiary										1,678,600	(68,052)	(68,052)
Lazard Group delivery of Class A common stock for settlement of vested RSUs							(2,956)			(80,754)	2,935	(21)
Adjustment to reclassify minority interest share of undistributed net income to additional paid-in-capital							97,105					97,105

Balance–December 31, 2007	36,607	$—	277	$—	51,745,826	$517	$(161,924)	$248,551	$52,491	1,712,846	$(69,296)	$70,339

(*)

Includes 51,745,825, 51,554,068 and 37,500,000 shares of the Company’s Class A common stock issued at December 31, 2007, 2006 and 2005, respectively, and 1 share of the Company’s Class B common stock at each such date.

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(dollars in thousands)

1.    BASIS OF PRESENTATION

The accompanying Lazard Ltd condensed financial statements (the “Parent Company Financial Statements”), including the notes thereto, should be read in conjunction with the consolidated financial statements of Lazard Ltd and its subsidiaries (“the Company”) and the notes thereto.

The Parent Company Financial Statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosures in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable. Actual results could differ materially from these estimates.

The Parent Company Financial Statements include investments in subsidiaries, accounted for under the equity method.

The accompanying condensed statements of financial condition as of December 31, 2007 and 2006 reflects the financial condition of Lazard Ltd. The accompanying condensed statements of income, cash flows and changes in members’ equity and stockholders’ equity (deficiency) for the years ended December 31, 2007 and 2006 reflect the operating results, cash flows and changes in equity of Lazard Ltd. The accompanying condensed statements of income, cash flows and changes in members’ equity and stockholders’ equity (deficiency) for the year ended December 31, 2005 reflect the operating results, cash flows and changes in equity of Lazard Group prior to May 10, 2005, and, from May 10, 2005 through December 31, 2005, reflect the operating results, cash flows and changes in equity of Lazard Ltd.

The accompanying condensed financial statements do not reflect what the results of operations and financial position of Lazard Ltd would have been had it been a stand-alone, public company prior to May 10, 2005. In addition, the Parent Company’s equity in earnings of subsidiaries and its results of operations for the period until the equity public offering on May 10, 2005 are not comparable to results of operations for subsequent periods as described below.

•

Payments for services rendered by the Company’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense. As a result, prior to May 10, 2005, Lazard Group’s operating income included within the accompanying Parent Company Financial Statements did not reflect payments for services rendered by its managing directors. For periods subsequent to the consummation of the equity public offering as described in Note 1 of Notes to Consolidated Financial Statements, the Parent Company Financial Statements include all payments for services rendered by our managing directors and distributions to profit participation members within “equity in earnings of subsidiaries” in the accompanying condensed statements of income.

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

(dollars in thousands)

operations apportioned to New York City. Subsequent to the equity public offering, the results of operations of the Company include the U.S. corporate federal income taxes on its allocable share of the results of operations of Lazard Group, giving effect to the post equity public offering structure.

•

Commencing May 10, 2005, the consolidated statements of income include a minority interest in net income to reflect LAZ-MD Holdings’ ownership interest of Lazard Group’s common membership interests. Prior to May 10, 2005, there was no such minority interest in net income, as Lazard Ltd had no interest in Lazard Group and all net income prior to that date was allocable to the then members of Lazard Group. As of December 31, 2007, 2006 and 2005, LAZ-MD Holdings’ ownership interest in Lazard Group was approximately 51.7%, 52.1% and 62.4%, respectively.

•	The use of proceeds from the financing transactions.

•	The net incremental interest expense related to the financing transactions.

2.    MANDATORILY REDEEMABLE PREFERRED STOCK

In 2001, Lazard Group issued mandatorily redeemable preferred stock (“Class C Preferred Interests”) for an aggregate amount of $100,000. The Class C Preferred Interests were subject to mandatory redemption by Lazard Group in March 2011 and, prior to such date, were redeemable in whole or in part, at the Lazard Group’s option. The Class C Preferred Interests were entitled to receive distributions out of the profits of the Company at a rate of 8% per annum, which distributions were required to be paid prior to any distributions of profits to holders of any other existing class of interests in Lazard Group. The Class C Preferred Interests were redeemed in May 2005 as part of the recapitalization transactions. Interest on mandatorily redeemable preferred stock for the year ended December 31, 2005 of ($8,000) is included in “interest expense” in the accompanying condensed statement of income, which represents accrued dividends which were cancelled in connection with the redemption of membership interests of historical partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2008

LAZARD LTD

By:	/s/ Bruce Wasserstein

Bruce Wasserstein
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Bruce Wasserstein Bruce Wasserstein	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008

/s/ Michael J. Castellano Michael J. Castellano	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2008

/s/ Ronald J. Doerfler Ronald J. Doerfler	Director	February 28, 2008

/s/ Steven J. Heyer Steven J. Heyer	Director	February 28, 2008

/s/ Sylvia Jay Sylvia Jay	Director	February 28, 2008

/s/ Ellis Jones Ellis Jones	Director	February 28, 2008

/s/ Vernon E. Jordan, Jr. Vernon E. Jordan, Jr.	Director	February 28, 2008

/s/ Anthony Orsatelli Anthony Orsatelli	Director	February 28, 2008

/s/ Hal S. Scott Hal S. Scott	Director	February 28, 2008

/s/ Michael J. Turner Michael J. Turner	Director	February 28, 2008

II-1