Form 10-Q
period 2008-06-30
Lazard Ltd
filed 2008-08-01
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, there were 68,650,484 shares of the registrant’s Class A common stock (including 5,788,107 shares held by a subsidiary) and one share of the registrant’s Class B common stock outstanding.

When we use the terms “Lazard”, “we”, “us”, “our”, and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd has no material assets other than indirect ownership as of June 30, 2008 of approximately 56.4% of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2008 AND DECEMBER 31, 2007

(UNAUDITED)

(dollars in thousands, except for per share data)

	June 30, 2008	December 31, 2007

ASSETS
Cash and cash equivalents	$758,664	$1,055,844
Cash segregated for regulatory purposes or deposited with clearing organizations	16,993	24,585

Receivables—net:
Banks	824,157	495,821
Fees	379,256	520,883
Customers	97,482	50,187
Related parties	9,961	30,287

	1,310,856	1,097,178

Investments:
Debt	432,973	585,433
Equities	204,688	333,796
Other	260,874	169,612

	898,535	1,088,841

Property (net of accumulated amortization and depreciation of $228,578 and $208,153 at June 30, 2008 and December 31, 2007, respectively)	197,721	185,509
Goodwill and other intangible assets	201,972	187,909
Other assets	247,570	200,547

Total assets	$3,632,311	$3,840,413

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

JUNE 30, 2008 AND DECEMBER 31, 2007

(UNAUDITED)

(dollars in thousands, except for per share data)

	June 30, 2008	December 31, 2007
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$1,095,801	$858,733
Accrued compensation and benefits	109,649	498,058
Senior debt	1,150,000	1,587,500
Capital lease obligations	31,559	27,122
Related party payables	20,097	26,707
Other liabilities	501,749	569,179
Subordinated debt	150,000	150,000

Total liabilities	3,058,855	3,717,299
Commitments and contingencies
Minority interest	220,627	52,775

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - 36,607 shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Series B - 277 shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 68,650,484 and 51,745,825 shares issued at June 30, 2008 and December 31, 2007, respectively, including shares held by a subsidiary as indicated below)	687	517
Class B, par value $.01 per share (1 share authorized, 1 share issued and outstanding at June 30, 2008 and December 31, 2007)	—	—
Additional paid-in-capital	251,748	(161,924)
Retained earnings	277,111	248,551
Accumulated other comprehensive income, net of tax	41,047	52,491

	570,593	139,635
Less - Class A common stock held by a subsidiary, at cost (5,788,107 and 1,712,846 shares at June 30, 2008 and December 31, 2007, respectively)	(217,764)	(69,296)

Total stockholders’ equity	352,829	70,339

Total liabilities, minority interest and stockholders’ equity	$3,632,311	$3,840,413

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE
Investment banking and other advisory fees	$279,431	$228,205	$476,155	$443,288
Money management fees	165,699	148,518	323,781	284,344
Interest income	20,900	18,334	43,937	40,675
Other	39,615	55,845	8,623	83,038

Total revenue	505,645	450,902	852,496	851,345
Interest expense	38,257	29,542	77,029	60,787

Net revenue	467,388	421,360	775,467	790,558

OPERATING EXPENSES
Compensation and benefits	280,021	249,046	473,582	469,084
Occupancy and equipment	22,277	24,285	51,771	43,974
Marketing and business development	25,220	16,964	45,684	33,366
Technology and information services	17,089	14,161	33,330	26,767
Professional services	16,237	13,711	29,504	22,529
Fund administration and outsourced services	6,573	4,459	13,143	8,968
Amortization of intangible assets related to acquisitions	2,525	—	3,745	—
Other	9,708	9,571	18,948	18,439

Total operating expenses	379,650	332,197	669,707	623,127

OPERATING INCOME	87,738	89,163	105,760	167,431

Provision for income taxes	18,110	20,313	22,950	37,374

INCOME BEFORE MINORITY INTEREST IN NET INCOME	69,628	68,850	82,810	130,057
Minority interest in net income	35,311	39,554	40,694	74,407

NET INCOME	$34,317	$ 29,296	$42,116	$ 55,650

WEIGHTED AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING:
Basic	56,416,850	51,439,125	53,198,522	51,439,097
Diluted	126,711,796	62,737,737	113,713,062	90,477,035

NET INCOME PER SHARE OF CLASS A COMMON STOCK:
Basic	$0.61	$0.57	$0.80	$1.08

Diluted	$0.54	$0.52	$0.70	$0.98

DIVIDENDS PAID PER SHARE OF CLASS A COMMON STOCK	$0.10	$0.09	$0.20	$0.18

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

(dollars in thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,116	$55,650
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash charges (credits) included in net income:
Depreciation and amortization of property	10,188	7,528
Amortization of deferred expenses, stock units and interest rate hedge	119,330	49,883
Amortization of intangible assets related to acquisitions	3,745	—
Minority interest in net income	40,694	74,407
(Increase) decrease in operating assets:
Cash segregated for regulatory purposes or deposited with clearing organizations	8,982	(15,375)
Receivables-net	(158,102)	359,216
Investments	354,188	(111,160)
Other assets	(42,833)	(32,234)
Increase (decrease) in operating liabilities:
Deposits and other payables	165,468	(413,474)
Accrued compensation and benefits and other liabilities	(484,955)	(270,821)

Net cash provided by (used in) operating activities	58,821	(296,380)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equity method investments	(74,855)	—
Additions to property	(9,593)	(7,057)
Disposals of property	428	1,646
Purchases of available-for-sale securities	(60,125)	—
Proceeds from available-for-sale securities	2,838	—

Net cash used in investing activities	(141,307)	(5,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Short-term borrowings-net	4,455	—
Senior debt, net of expenses	—	593,478
Issuance of Class A common stock	437,500
Other financing activities	359	—
Payments for:
Short-term borrowings-net	—	(97)
Senior debt	(437,488)	(96,000)
Subordinated debt	—	(50,000)
Capital lease obligations	(1,621)	(645)
Repurchase of common membership interests from members of LAZ-MD Holdings	—	(3,773)
Distributions to minority interests	(41,635)	(69,504)
Repurchase of Class A common stock	(162,835)	—
Class A common stock dividends	(9,863)	(9,259)
Settlement of vested RSUs and DSUs	(3,337)	(2)

Net cash provided by (used in) financing activities	(214,465)	364,198

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(229)	(2,854)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(297,180)	59,553
CASH AND CASH EQUIVALENTS—January 1	1,055,844	969,483

CASH AND CASH EQUIVALENTS—June 30	$758,664	$1,029,036

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Supplemental investing non-cash transaction:
Class A common stock issuable in connection with acquisitions	$9,282	$—

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2008

(UNAUDITED)

(dollars in thousands)

	Preferred Stock						Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Class A Common Stock Held By A Subsidiary		Total Stockholders’ Equity
	Series A		Series B		Common Stock
	Shares	$	Shares	$	Shares(*)	$				Shares	$

Balance - January 1, 2008	36,607	$—	277	$—	51,745,826	$517	$(161,924)	$248,551	$52,491	1,712,846	$(69,296)	$70,339

Comprehensive income:
Net income								42,116				42,116
Other comprehensive income (loss) - net of tax:
Currency translation adjustments									26,038			26,038
Amortization of interest rate hedge									550			550
Available-for-sale securities:
Net unrealized loss									(3,604)			(3,604)
Adjustment for items reclassified to earnings									78			78
Employee benefit plans:
Adjustment for items reclassified to earnings									(452)			(452)
Net actuarial gain									93			93

Comprehensive income												64,819

Class A common stock issuable in connection with prior acquisitions and related amortization							11,246					11,246
Amortization of stock units							113,397					113,397
RSU dividend-equivalents							3,693	(3,693)				—
Class A common stock dividends								(9,863)				(9,863)
Purchase of Class A common stock by a subsidiary										4,447,500	(162,835)	(162,835)
Lazard Group delivery of Class A common stock for settlement of vested RSUs and DSUs							(17,704)			(372,239)	14,367	(3,337)
Class A common stock issued in connection with the settlement of the purchase contracts forming part of the ESUs					14,582,750	146	437,354					437,500
Class A common stock issued in exchange for Lazard Group common membership interests					2,321,909	24	(24)					—
Other							359					359
Adjustment to reclassify minority interest share of stockholders’ equity to minority interest							(134,649)		(34,147)			(168,796)

Balance - June 30, 2008	36,607	$—	277	$—	68,650,485	$687	$251,748	$277,111	$41,047	5,788,107	$(217,764)	$352,829

(*)

Includes 51,745,825 and 68,650,484 shares of the Company’s Class A common stock issued at January 1, 2008 and June 30, 2008, respectively, and 1 share of the Company’s Class B common stock at each such date.

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

Lazard Ltd held approximately 56.4% and 48.3% of all outstanding Lazard Group common membership interests as of June 30, 2008 and December 31, 2007, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group. Lazard Group is governed by an Operating Agreement dated as of May 10, 2005, as amended (the “Operating Agreement”).

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

2.    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Lazard Ltd have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Ltd’s annual report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”). The accompanying December 31, 2007 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that Lazard may undertake in the future, actual results may differ materially from the estimates. The consolidated results of operations for the three month and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

3.    RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“the FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and supersedes or amends other related authoritative literature although it retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) also requires the acquirer to expense costs relating to any acquisitions that close after December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements about fair value measurements. SFAS No. 157 applies to those accounting pronouncements that require or permit the use of fair value measurements for recognition or disclosure purposes and to those accounting pronouncements that require fair value measurements for other reasons such as the requirement to measure reporting units at fair value for annual goodwill impairment testing. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items would include, for example, reporting units measured at fair value in a goodwill impairment test as mentioned above and

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS No. 157 for those assets and liabilities not subject to the delayed adoption provision of FSP 157-2. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated financial statements. For additional disclosures about fair value measurements, see Note 4 of Notes to Condensed Consolidated Financial Statements. The Company does not anticipate that the adoption of the remaining provisions of SFAS No. 157 in the first quarter of 2009 (subject to the delayed adoption provision of FSP 157-2) would have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, it also changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to both the parent and the noncontrolling interest with separate disclosure of each component on the face of the consolidated income statement. It does not, however, impact the calculation of net income per share as such calculation will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied except that the presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company has not yet determined the impact that SFAS No. 160 will have on its consolidated financial statements.

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

Lazard accounts for its investments (other than equity method investments), securities sold not yet purchased and derivative instruments at fair value based on various accounting guidance, including SFAS

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”), SFAS No. 133 and applicable industry guidance, such as broker-dealer accounting guidance. Lazard accounts for its equity method investments under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”.

The Company’s investments and securities sold, not yet purchased consist of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Debt:
Bonds - Corporate	$375,906	$534,825
Non-U.S. Government and agency securities	57,067	50,608

	432,973	585,433

Equities	204,688	333,796

Other:
Interest in LAM alternative asset management funds:
General partnership interests owned by Lazard	42,886	43,313
General partnership interests consolidated by Lazard	45,879	51,493
Private equity investments	96,055	74,051
Equity method investments	76,054	755

	260,874	169,612

Total investments	898,535	1,088,841
Less equity method investments	76,054	755

Investments, at fair value	$822,481	$1,088,086

Securities sold, not yet purchased (included in “other liabilities”)	$25,712	$21,864

Debt securities primarily consist of investments of LFB which typically holds them long-term, as part of its asset-liability management program. Debt securities are accounted for as either trading or available-for-sale securities at June 30, 2008 and December 31, 2007 as follows:

	June 30, 2008	December 31, 2007
Trading securities:
Bonds - Corporate	$243,982	$462,472
Non-U.S. Government and agency securities	57,067	50,608

	301,049	513,080
Available-for-sale securities:
Bonds - Corporate	131,924	72,353

Total debt securities	$432,973	$585,433

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Equities principally represent the Company’s investments in marketable equity securities either held directly or indirectly through asset management funds and are either designated as “trading” securities under SFAS No. 115 or accounted for pursuant to broker-dealer accounting guidelines depending upon the entity in which such equities are held.

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

Private equity investments are comprised of investments in private equity funds and direct private equity interests.

Equity method investments include recent investments in Sapphire Industrials Corp. (“Sapphire”) (see Note 9 of Notes to Condensed Consolidated Financial Statements) and Merchant Bankers Asociados, an Argentina-based financial advisory services firm with offices across Central and South America and the parent company of MBA Banco de Inversiones.

The table below represents the fair values of the Company’s derivative assets and liabilities, which are comprised of interest rate swaps, foreign exchange rate contracts and equity swaps, and are reported within “other assets” and “other liabilities” on the accompanying condensed consolidated statements of financial condition, respectively, as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Total derivative assets	$16,814	$9,840

Total derivative liabilities	$ 3,664	$4,488

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

The following table presents Lazard’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2008.

	Fair Value Measurements on a Recurring Basis
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt	$64,050	$368,923	$—	$432,973
Equities	184,622	15,601	4,465	204,688
Other (excluding equity method investments):
Interest in LAM alternative asset management funds:
General partnership interests owned by Lazard	—	42,886	—	42,886
General partnership interests consolidated by Lazard	—	45,879	—	45,879
Private equity investments	—	—	96,055	96,055
Derivatives	—	16,814	—	16,814

Total Assets	$248,672	$490,103	$100,520	$839,295

Liabilities:
Securities sold not yet purchased	$25,712	$—	$—	$25,712
Derivatives	—	3,664	—	3,664

Total Liabilities	$25,712	$3,664	$—	$29,376

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table provides a summary of changes in fair value of Lazard’s Level 3 assets and liabilities for the three month and six month periods ended June 30, 2008.

	Level 3 Assets and Liabilities For the Three Month Period Ended June 30, 2008
	Beginning Balance	Unrealized Gains (Losses) Included In Other Revenue	Net Purchases, Issuances and Settlements	Foreign Currency Translation Adjustments	Ending Balance

Level 3 Assets:
Investments:
Equities	$4,553	$170	$(266)	$8	$4,465
Other—private equity investments	89,473	(589)	7,244	(73)	96,055

Total Level 3 Assets	$94,026	$(419)	$6,978	$(65)	$100,520

	Level 3 Assets and Liabilities For the Six Month Period Ended June 30, 2008
	Beginning Balance	Unrealized Gains (Losses) Included In Other Revenue	Net Purchases, Issuances and Settlements	Foreign Currency Translation Adjustments	Ending Balance

Level 3 Assets:
Investments:
Equities	$4,469	$(39)	$(266)	$301	$4,465
Other—private equity investments	74,051	1,921	18,034	2,049	96,055

Total Level 3 Assets	$78,520	$1,882	$17,768	$2,350	$100,520

There were no realized gains or losses included in income during the three month and six month periods ended June 30, 2008 with respect to Level 3 assets and liabilities.

5.	MINORITY INTEREST

As of June 30, 2008 and December 31, 2007, LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by Lazard Group’s historical managing directors, held approximately 43.6% and 51.7%, respectively, of the outstanding Lazard Group common membership interests. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Lazard Ltd Class B common stock which provided LAZ-MD Holdings with approximately 43.6% and 51.7% of the voting power but no economic rights in Lazard Ltd at June 30, 2008 and December 31, 2007, respectively. Subject to certain limitations, LAZ-MD Holdings interests in Lazard Group are exchangeable for Lazard Ltd Class A common stock, par value $0.01 per share (“Class A common stock”).

The Company records a charge to minority interest in net income relating to LAZ-MD Holdings’ ownership interest in Lazard Group with such minority interest in net income amounting to $33,667 and $42,303 for the three month and six month periods ended June 30, 2008, respectively, and $35,829 and $68,849 for the three month and six month periods ended June 30, 2007, respectively. At June 30, 2008, the balance of such minority interest $173,541 is classified within “minority interest” in the accompanying condensed consolidated statement of

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

financial condition. At December 31, 2007 the Company classified LAZ-MD Holdings’ ownership of Lazard Group’s common membership interests as a reduction of the Company’s “additional paid-in-capital” rather than as “minority interest” since the balance of such minority interest ($14,120) was negative. See Note 10 of Notes to Condensed Consolidated Financial Statements with respect to distributions paid to LAZ-MD Holdings.

The following table summarizes the changes in ownership interests in Lazard Group held by Lazard Ltd and LAZ-MD Holdings subsequent to January 1, 2007, including information for the six month periods ended June 30, 2008 and 2007:

	Lazard Ltd		LAZ-MD Holdings		Total Lazard Group Common Membership Interests
	Common Membership Interests	% Ownership	Common Membership Interests	% Ownership
Balance, January 1, 2007	51,554,068	47.9%	56,098,448	52.1%	107,652,516
Activity January 1, 2007 to June 30, 2007:
Repurchase of common membership interests from LAZ-MD Holdings	—		(105,435)		(105,435)

Balance, June 30, 2007	51,554,068	47.9%	55,993,013	52.1%	107,547,081
Activity July 1, 2007 to December 31, 2007:
Repurchase of common membership interests from LAZ-MD Holdings	—		(478,464)		(478,464)
Exchanges of membership interests for Class A common stock	191,757		(191,757)		—

Balance, December 31, 2007	51,745,825	48.3%	55,322,792	51.7%	107,068,617
Activity January 1, 2008 to June 30, 2008:
Exchanges of membership interests for Class A common stock	2,321,909		(2,321,909)		—
Common membership interests issued in connection with the settlement of the purchase contracts related to the ESUs	14,582,750		—		14,582,750

Balance, June 30, 2008	68,650,484	56.4%	53,000,883	43.6%	121,651,367

Minority interest also includes minority interests in various LAM-related general partnership interests that the Company controls but does not wholly own, as well as minority interests in LAM. As a result of consolidating these companies, the Company recognizes the portion of income not associated with the Company’s ownership as minority interest.

6.	BUSINESS ACQUISITIONS

On August 13, 2007, Lazard Group acquired all of the outstanding ownership interests of Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies. On July 31, 2007, Lazard Ltd acquired all of the outstanding shares of Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”), an Australia-based financial advisory firm, and concurrently sold such investment to Lazard Group. These purchases were effected though an exchange of a combination of cash, Class A common stock, and by Lazard Ltd issuing 36,607 shares of non-participating convertible Series A preferred stock and 277 shares of non-participating convertible Series B preferred stock (the “Series A preferred stock” and “Series B preferred stock”, respectively, which are each convertible into Class A common stock). The total number of Class A common shares to be issued in connection with the acquisitions will depend, in part, upon the future performance of each of GAHL and CWC. See Note 10 of Notes to the Condensed Consolidated Financial Statements for additional information regarding the Series A preferred stock and Series B preferred stock.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The aggregate non-contingent consideration relating to the GAHL and the CWC acquisitions (before transaction costs) consisted of cash and Lazard Ltd stock and aggregated approximately $216,200 and $206,900 as of June 30, 2008 and December 31, 2007, respectively. At June 30, 2008 and December 31, 2007, 1,185,282 and 815,558 shares of Class A common stock are issuable on a non-contingent basis, respectively. Additionally, at both June 30, 2008 and December 31, 2007, 12,155 shares of Series A preferred stock and 277 shares of Series B preferred stock are convertible into Class A common shares on a non-contingent basis, with the number of Class A common shares dependent, in part, upon future prices of the Class A common stock. At June 30, 2008 and December 31, 2007, 960,263 and 1,329,987 shares of Class A common stock, respectively, were contingently issuable and 24,452 shares of Series A preferred stock were contingently convertible into shares of Class A common stock as of each respective date, dependent upon the future performance of GAHL and CWC. A substantial portion of any contingent consideration will represent goodwill, and would be recognized in the periods through March 31, 2012, when all of such contingencies should have been resolved. The operating results related to the acquisitions described above are primarily included in the Company’s Financial Advisory segment.

The Class A common stock for the GAHL and CWC acquisitions is issuable over multi-year periods.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at June 30, 2008 and December 31, 2007, which primarily pertain to the Company’s Financial Advisory segment, are described below.

	June 30, 2008	December 31, 2007
Goodwill	$196,254	$178,446
Other intangible assets (net of accumulated amortization)	5,718	9,463

	$201,972	$187,909

Changes in the carrying amount of goodwill for the six month periods ended June 30, 2008 and 2007 are as follows:

	Six Months Ended June 30,
	2008	2007
Balance, January 1	$178,446	$16,945
Business acquisitions (additional contingent consideration)	9,282	—
Foreign currency translation adjustments	8,526	190

Balance, June 30	$196,254	$17,135

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The gross cost and accumulated amortization as of June 30, 2008 and December 31, 2007, by major intangible asset category, is as follows:

	June 30, 2008			December 31, 2007
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success fee contracts	$23,969	$23,806	$163	$23,969	$20,783	$3,186
Management fees, customer relationships and non-compete agreements	7,017	1,462	5,555	7,017	740	6,277

	$30,986	$25,268	$5,718	$30,986	$21,523	$9,463

Amortization expense of intangible assets for the three month and six month periods ended June 30, 2008 was $2,525 and $3,745, respectively. There was no such amortization expense in the three month and six month periods ended June 30, 2007. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense
2008 (July 1 through December 31)	$843
2009	1,272
2010	1,127
2011	903
2012	511
Thereafter	1,062

Total amortization expense	$5,718

8.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of June 30, 2008 and December 31, 2007:

	Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of
				June 30, 2008	December 31, 2007
Lazard Group 7.125% Senior Notes(a)	$550,000	2015	7.125%	$550,000	$550,000
Lazard Group 6.12% Senior Notes (b)	437,500	2008-2035	6.12%	—	437,500
Lazard Group 6.85% Senior Notes(c)	600,000	2017	6.85%	600,000	600,000
Lazard Group Credit Facility(d)	150,000	2010	4.50%	—	—

Total				$1,150,000	$1,587,500

(a)	Concurrent with Lazard Ltd’s equity public offering on May 10, 2005, Lazard Group issued, in a private placement, $550,000 aggregate principal amount of 7.125% senior notes due May 15, 2015. On October 31, 2005, pursuant to an exchange offer, Lazard Group exchanged $546,000 in aggregate principal amount of its privately placed 7.125% senior notes for $546,000 in aggregate principal amount of its 7.125% senior notes that were registered under the Securities Act of 1933, as amended (the “7.125% exchange notes”). The 7.125% exchange notes are substantially identical to the privately placed 7.125% senior notes, except that the transfer restrictions applicable to the privately placed 7.125% senior notes do not apply to the 7.125% exchange notes.

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

(b)

Concurrently with Lazard Ltd’s equity public offering on May 10, 2005, Lazard Ltd consummated an initial offering of equity security units (the “ESUs”) in an aggregate offering amount of $287,500. In addition, on May 10, 2005, Lazard Ltd issued $150,000 aggregate principal amount of ESUs to Natixis, an affiliate of Caisse Nationale des Caisses d’Epargne. Each ESU was issued for $25 and consisted of (i) a purchase contract (the “purchase contract”) which obligated holders to purchase, and Lazard Ltd to sell, on May 15, 2008, a number of newly issued shares of Class A common stock equal to a settlement rate (the “settlement rate”) based on the trading price of its Class A common stock during a period preceding that date and (ii) a 1/40, or 2.5%, ownership interest in a 6.12% senior note due 2035 of Lazard Group (the “6.12% Senior Notes”).

The terms of the ESUs provided for a remarketing of the 6.12% Senior Notes which commenced on May 2, 2008 (the “remarketing”). In connection with the remarketing, on May 15, 2008 (i) $437,488 aggregate principal amount of the 6.12% Senior Notes was purchased by Lazard Group, (ii) the stated maturity of the 6.12% Senior Notes was reset to May 15, 2010 and (iii) the interest rate on the 6.12% Senior Notes was reset to 4.00% per annum. The $12 aggregate principal amount of the 6.12% Senior Notes remaining outstanding has been reclassified to “other liabilities” on the condensed consolidated statement of financial condition at June 30, 2008.

On May 15, 2008, the purchase contracts were settled at the settlement rate, and, in connection therewith, Lazard Ltd issued 14,582,750 shares of its Class A common stock. This resulted in an increase in Class A common stock and “additional paid-in-capital” of $146 and $437,354, respectively.

(c)	On June 21, 2007, Lazard Group completed a private placement of $600,000 aggregate principal amount of 6.85% senior notes due June 15, 2017. On August 16, 2007, pursuant to an exchange offer, Lazard Group exchanged $599,300 in aggregate principal amount of its privately placed 6.85% senior notes for $599,300 in aggregate principal amount of 6.85% senior notes that were registered under the Securities Act of 1933, as amended (the “6.85% exchange notes”). The 6.85% exchange notes are substantially identical to the privately placed 6.85% senior notes, except that the transfer restrictions applicable to the privately placed 6.85% senior notes do not apply to the 6.85% exchange notes.

(d)	Lazard Group maintains a $150,000 senior revolving credit facility with a group of lenders. Interest rates under the credit facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of June 30, 2008 and December 31, 2007, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 4.50% and 5.75%, respectively. At June 30, 2008 and December 31, 2007, no amounts were outstanding under the Lazard Group credit facility.

Subordinated Debt—Subordinated debt at June 30, 2008 and December 31, 2007 amounted to $150,000 at both dates and arose in connection with the termination of a strategic alliance transaction in Italy on May 15, 2006. The amount outstanding consists of an amended $150,000 subordinated convertible note that is convertible

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

into a maximum of 2,631,570 shares of Class A common stock at an effective conversion price of $57 per share. The $150,000 subordinated convertible note matures on September 30, 2016 and has a fixed interest rate of 3.25% per annum. One third in principal amount will generally be convertible after July 1, 2008, an additional one third after July 1, 2009 and the last one third after July 1, 2010, and no principal amount will be convertible after June 30, 2011. As of July 31, 2008, there have been no conversions of the $150,000 subordinated convertible note.

As of June 30, 2008 and December 31, 2007, the Company was in compliance with all obligations under its various senior and subordinated borrowing arrangements.

9.	COMMITMENTS AND CONTINGENCIES

Leases—Lazard has various leases and other contractual commitments arising in the ordinary course of business. In the opinion of management, the fulfillment of such commitments in accordance with their terms will not have a material adverse effect on Lazard’s consolidated financial position, results of operations or cash flows.

Guarantees—On March 12, 2007, Lazard entered into an agreement to guarantee to a foreign tax jurisdiction the deferred payment of certain income tax obligations and potential tax penalties of certain managing directors of Lazard Group, which, as of June 30, 2008, aggregate approximately $25,300. These managing directors have pledged their interests in LAZ-MD Holdings (which are exchangeable into shares of Class A common stock) and unsold shares of Class A common stock received in exchange for such interests to collateralize such guarantee, with the value of such collateral exceeding the guarantee provided by Lazard.

In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At June 30, 2008, LFB had $13,755 of such indemnifications and held $10,368 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the condensed consolidated statement of financial condition.

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. The commitments have an expiration date and, once drawn upon, may require the counterparty to post collateral depending on the counterparty’s creditworthiness. Outstanding commitments at June 30, 2008 were $16,634. This amount may not represent future cash requirements as commitments may expire without being drawn upon.

On January 24, 2008, Sapphire, a newly organized special purpose acquisition company formed by Lazard Funding Limited LLC (“Lazard Funding”), a wholly-owned subsidiary of Lazard Group, completed an initial public offering which, prior to offering costs, raised $800,000 through the sale of 80,000,000 units at an offering price of $10.00 per unit (the “Sapphire IPO”). Each unit consists of one share of Sapphire common stock and one warrant, with such warrant entitling the holder to purchase one share of Sapphire common stock for $7.00.

Sapphire was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses, primarily with general industrial companies in North America (collectively referred to as the “Initial Business Combination”).

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

Our investment in Sapphire is being accounted for using the equity method of accounting and is included in “investments—other” on the accompanying condensed consolidated statement of financial condition as of June 30, 2008.

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

At June 30, 2008 and 2007, Lazard Group common membership interests held by subsidiaries of Lazard Ltd amounted to 56.4% and 47.9%, respectively, and by LAZ-MD Holdings amounted to 43.6% and 52.1%, respectively. Pursuant to provisions of its Operating Agreement, Lazard Group distributions in respect of its common membership interests are allocated to the holders of such interests on a pro rata basis. Such distributions represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and the members of LAZ-MD Holdings

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

incur as a result of holding Lazard Group common membership interests. During the six month periods ended June 30, 2008 and 2007, Lazard Group distributed $10,832 and $10,098, respectively, to LAZ-MD Holdings and $9,863 and $9,259, respectively, to the subsidiaries of Lazard Ltd, which latter amounts were used by Lazard Ltd to pay dividends to third party stockholders of its Class A common stock. In addition, during the six month periods ended June 30, 2008 and 2007, Lazard Group made tax distributions of $51,725 and $83,292, respectively, including $26,727 and $46,739, respectively, paid to LAZ-MD Holdings and $24,998 and $36,553 respectively, paid to subsidiaries of Lazard Ltd.

On May 12, 2008, Lazard Ltd issued 2,321,909 shares of Class A common stock in connection with the exchange of a like number of common membership interests of Lazard Group held by certain members of LAZ-MD Holdings. As described in more detail in Note 8 of Notes to Condensed Consolidated Financial Statements, on May 15, 2008 the Company issued 14,582,750 shares of its Class A common stock in connection with the settlement of the purchase contracts related to the ESUs.

On July 29, 2008, the Board of Directors of Lazard Ltd declared a quarterly dividend of $0.10 per share on its Class A common stock, totaling approximately $6,865, payable on August 29, 2008 to stockholders of record on August 7, 2008.

A description of Lazard Ltd’s 2005 Equity Incentive Plan (the “Equity Incentive Plan”), and activity with respect thereto during the six month periods ended June 30, 2008 and 2007, is presented below.

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

In addition to the shares available under the Equity Incentive Plan, additional shares of Class A common stock are available under Lazard Ltd’s 2008 Incentive Compensation Plan (the “2008 Plan”), which was approved by the stockholders of Lazard Ltd on May 6, 2008. The maximum number of shares available under the 2008 Plan is based on a formula that limits the aggregate number of shares that may, at any time, be subject to awards that are considered “outstanding” under the 2008 Plan to 30% of the then-outstanding shares of Class A common stock of Lazard Ltd (treating, for this purpose, the then-outstanding exchangeable interests of LAZ-MD Holdings on a “fully-exchanged” basis as described in the Equity Incentive Plan).

Restricted Stock Unit Grants (“RSUs”)

RSUs require future service as a condition for the delivery of the underlying shares of Class A common stock and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. The fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods as required under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), and, for purposes of calculating diluted net income per share, are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method. Expense relating to RSUs is charged to

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

“compensation and benefits” expense within the condensed consolidated statements of income, and amounted to $56,708 and $112,330 for the three month and six month periods ended June 30, 2008, respectively, and $24,059 and $47,993 for the three month and six month periods ended June 30, 2007, respectively. RSUs issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the six month period ended June 30, 2008, dividend participation rights resulted in a charge to “retained earnings” and a credit to “additional paid-in-capital,” net of estimated forfeitures, of $3,693.

During the six-month period ended June 30, 2008, 458,643 RSUs vested. In connection therewith, and after considering the withholding tax obligations pertaining thereto, 366,401 shares of Class A common stock held by Lazard Group were delivered.

Deferred Stock Unit Grants (“DSUs”)

Non-executive members of the Board of Directors receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan. DSUs are convertible into Class A common stock at the time of cessation of service to the Board. The DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock. DSU awards are expensed at their fair value on their date of grant, which, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan, totaled $1,000 and $1,067 during the three month and six month periods ended June 30, 2008, respectively, and $716 and $745 during the three month and six month periods ended June 30, 2007, respectively.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity relating to RSUs and DSUs during the six month periods ended June 30, 2007 and 2008:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Balance, January 1, 2007	4,009,382	$32.13	19,690	$35.71
Granted (including 25,178 RSUs relating to dividend participation)	5,177,279	$50.19	13,721	$54.32
Forfeited	(154,790)	$41.65
Vested/Converted	(95)	$45.68

Balance, June 30, 2007	9,031,776	$42.36	33,411	$43.35

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Balance, January 1, 2008	9,507,935	$42.35	35,310	$43.16
Granted (including 100,934 RSUs relating to dividend participation)	12,282,433	$37.31	28,192	$37.86
Forfeited	(355,697)	$40.15
Vested/Converted	(458,643)	$31.79	(5,839)	$38.28

Balance, June 30, 2008	20,976,028	$39.69	57,663	$41.06

As of June 30, 2008, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $522,492, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.6 years subsequent to June 30, 2008. The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

Share Repurchase Program

Through June 30, 2008, the Board of Directors of Lazard Ltd has authorized on a cumulative basis the repurchase of up to $500,000 in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2009. The Company expects that the share repurchase program, with respect to the Class A common stock, will be used primarily to offset a portion of the shares that have been or will be issued under the Equity Incentive Plan and the 2008 Plan. Class A common shares repurchased by Lazard Group are reported, at cost, as “Class A common stock held by a subsidiary” on the condensed consolidated statements of financial condition. Purchases may be made in the open market or through privately negotiated transactions. During the six month period ended June 30, 2008, Lazard Group purchased 4,447,500 shares of Class A common stock at an average price of $36.61 per share.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

As of June 30, 2008, $243,094 of the initial $500,000 remained available under the share repurchase program.

Preferred Stock

Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A preferred stock and Series B preferred stock. As of June 30, 2008 and December 31, 2007, 36,607 shares of Series A preferred stock and 277 shares of Series B preferred stock have been issued and are outstanding. Such shares were issued in connection with the acquisition of CWC as described in Note 6 of Notes to the Condensed Consolidated Financial Statements. These shares of preferred stock have no voting or dividend rights.

The 277 shares of Series B preferred stock and the 12,155 shares of Series A preferred stock outstanding at June 30, 2008 and December 31, 2007 are convertible into shares of Class A common stock. The remaining 24,452 shares of Series A preferred stock outstanding at June 30, 2008 and December 31, 2007 may be convertible into shares of Class A common stock upon completion or satisfaction of specified obligations in the CWC acquisition agreement.

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

The Company’s basic and diluted net income per share calculations for the three month and six month periods ended June 30, 2008 and 2007 are computed as described below.

Basic Net Income Per Share

Numerator—utilizes net income for the three month and six month periods ended June 30, 2008 and 2007, plus adjustments to net income for the three month and six month periods ended June 30, 2008 associated with the inclusion of shares of Class A common stock issuable in connection with a business acquisition described in Note 6 of Notes to Condensed Consolidated Financial Statements.

Denominator—utilizes the weighted average number of shares of Class A common stock outstanding for the three month and six month periods ended June 30, 2008 and 2007, plus adjustments to the weighted average number of shares of Class A common stock outstanding for the three month and six month periods ended June 30, 2008 associated with shares of Class A common stock issuable in connection with the above-mentioned business acquisition.

Diluted Net Income Per Share

Numerator—utilizes net income for the three month and six month periods ended June 30, 2008 and 2007 as in the basic net income per share calculation described above, plus, to the extent applicable and dilutive, (i) interest

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

expense on convertible debt and the ESUs, (ii) changes in minority interest in net income resulting from assumed share issuances in connection with DSUs, RSUs, ESUs, convertible debt, convertible preferred stock and, on an “as-if-exchanged” basis, amounts applicable to LAZ-MD Holdings exchangeable interests, and (iii) income tax related to (i) and (ii) above.

Denominator—utilizes the weighted average number of shares of Class A common stock outstanding for the three month and six month periods ended June 30, 2008 and 2007 as in the basic net income per share calculation described above, plus, to the extent dilutive, the incremental number of shares of Class A common stock to settle DSU and RSU awards, ESUs, convertible debt, convertible preferred stock and LAZ-MD Holdings exchangeable interests, using the treasury stock method, the “if converted” method or the “as-if-exchanged method,” as applicable.

The calculations of the Company’s basic and diluted net income per share and weighted average shares outstanding for the three month and six month periods ended June 30, 2008 and 2007 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$34,317	$29,296	$42,116	$55,650
Add - adjustment associated with Class A common stock issuable on a non-contingent basis	308		397

Net income - basic	34,625	29,296	42,513	55,650
Add - dilutive effect of:
Adjustments to income relating to interest expense and changes in minority interest in net income resulting from assumed share issuances in connection with DSUs, RSUs, ESUs, convertible debt, convertible preferred stock and LAZ-MD Holdings exchangeable interests, net of tax	33,339	3,530	37,527	33,086

Net income - diluted	$67,964	$32,826	$80,040	$88,736

Weighted average number of shares of Class A common stock outstanding	55,231,567	51,439,125	52,013,239	51,439,097
Add - adjustment for shares of Class A common stock issuable on a non-contingent basis	1,185,283		1,185,283

Weighted average number of shares of Class A common stock outstanding - basic	56,416,850	51,439,125	53,198,522	51,439,097
Add - dilutive effect of:
Weighted average number of incremental shares issuable from DSUs, RSUs, ESUs, convertible debt, convertible preferred stock and LAZ-MD Holdings exchangeable interests	70,294,946	11,298,612	60,514,540	39,037,938

Weighted average number of shares of Class A common stock outstanding - diluted	126,711,796	62,737,737	113,713,062	90,477,035

Net income per share of Class A common stock:
Basic	$0.61	$0.57	$0.80	$1.08

Diluted	$0.54	$0.52	$0.70	$0.98

As discussed in Notes 6 and 10 of Notes to Condensed Consolidated Financial Statements, on July 31, 2007 Lazard Ltd acquired all of the outstanding shares of CWC for a combination of cash and Series A and Series B preferred stock, with such shares of preferred stock being convertible into shares of Class A common stock upon completion or satisfaction of specified obligations in the CWC acquisition agreement. As of June 30, 2008, 12,432 of the 36,884 preferred shares were convertible into Class A common stock on a non-contingent basis. While the conversion rate to determine the number of Class A common shares is not determinable until the date of conversion,

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

it was estimated, as of June 30, 2008, that such preferred shares were convertible into 1,559,430 Class A common shares, on a weighted basis, and were dilutive for purposes of computing diluted net income per common share for the three month and six month periods then ended.

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

Employer Contributions to Pension Plans—The Company contributed approximately $16,000 (8.2 million British pounds) in each of the six month periods ended June 30, 2008 and 2007, respectively, in full satisfaction of its obligation to fund LCH’s pension plans for the years ended December 31, 2008 and 2007, respectively. No other contributions to defined benefit plans were made by the Company during the six month periods ended June 30, 2008 and June 30, 2007.

The following tables summarize the components of net periodic benefit cost (credit) for the three month and six month periods ended June 30, 2008 and 2007:

	Pension Plans		Pension Plan Supplement		Post-Retirement Medical Plans
	For The Three Months Ended June 30,
	2008	2007	2008	2007	2008	2007
Components of Net Periodic Benefit Cost (Credit):
Service cost					$32	$39
Interest cost	$7,733	$6,993	$17	$14	99	107
Expected return on plan assets	(8,941)	(8,581)
Amortization of:
Prior service credit					(345)	(345)
Net actuarial loss	100	92			8	145
LCH post-retirement medical plan termination					(198)

Net periodic benefit cost (credit)	$(1,108)	$(1,496)	$17	$14	$(404)	$(54)

	Pension Plans		Pension Plan Supplement		Post-Retirement Medical Plans
	For The Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007
Components of Net Periodic Benefit Cost (Credit):
Service cost					$58	$83
Interest cost	$15,505	$13,701	$33	$29	206	218
Expected return on plan assets	(17,915)	(16,810)
Amortization of:
Prior service credit					(691)	(691)
Net actuarial loss	195	189			44	292
LCH post-retirement medical plan termination					(198)	(1,587)

Net periodic benefit cost (credit)	$(2,215)	$(2,920)	$33	$29	$(581)	$(1,685)

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

13.	INCOME TAXES

The Company’s provision for income taxes for the three month and six month periods ended June 30, 2008 and for the three month and six month periods ended June 30, 2007 was $18,110, $22,950, $20,313 and $37,374, respectively, representing effective tax rates on operating income of 20.6%, 21.7%, 22.8% and 22.3%, respectively. Such effective tax rates are blended rates comprised of (i) an estimated effective tax rate of 25% in the three month and six month periods ended June 30, 2008 and 28% in the three month and six month periods ended June 30, 2007, applicable to Lazard Ltd’s ownership interest in Lazard Group’s operating income (less its applicable share of LAM general partnership related gains and losses) and (ii) Lazard Group’s estimated effective tax rates for the three month and six month periods ended June 30, 2008 and for the three month and six month periods ended June 30, 2007 of 15.9%, 17.4%, 19.1% and 18.0%, respectively, applicable to the ownership interest in Lazard Group not held by Lazard Ltd.

With respect to Lazard Ltd’s ownership interest in Lazard Group, the difference between the U.S. federal statutory rate of 35% and the estimated effective tax rates described above for the three month and six month periods ended June 30, 2008 and 2007, principally relates to (i) foreign source income not subject to U.S. income taxes, (ii) the amortization associated with the tax basis step-up resulting from the Company’s separation and recapitalization that occurred in May, 2005 and from the exchange of LAZ-MD Holdings exchangeable interests for shares of Class A common stock in connection with the secondary offering in 2006 of Class A common stock, and (iii) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate, partially offsetting (i) and (ii) above.

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

Tax Receivable Agreement

The redemption of historical partner interests in connection with the Company’s separation and recapitalization that occurred in May, 2005 and the exchange of LAZ-MD Holdings exchangeable interests for shares of Class A common stock in connection with the secondary offering in 2006 has resulted, and the exchanges of additional LAZ-MD Holdings exchangeable interests for shares of Class A common stock may result, in increases in the tax basis of the tangible and/or intangible assets of Lazard Group. The tax receivable agreement,

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

dated as of May 10, 2005 with LFCM Holdings requires the Company to pay LFCM Holdings 85% of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of the above-mentioned increases in tax basis. The Company calculates this provision annually and includes such amounts in operating expenses on its consolidated statement of income once the results of operations for the full year are known. As a result, there is no provision for such payments in the three month and six month periods ended June 30, 2008 and 2007. If any provision is required pursuant to the tax receivable agreement, such amount would be fully offset by a reduction in the Company’s income tax expense.

14.	RELATED PARTIES

Amounts receivable from, and payable to, related parties as of June 30, 2008 and December 31, 2007 are set forth below:

	June 30, 2008	December 31, 2007
Receivables
LFCM Holdings	$9,901	$28,906
LAZ-MD Holdings	60	1,280
Other		101

Total	$9,961	$30,287

Payables
LFCM Holdings	$19,485	$26,707
Other	612

Total	$20,097	$26,707

LFCM Holdings

LFCM Holdings owns and operates the capital markets business and fund management activities as well as other specified non-operating assets and liabilities that were transferred by Lazard Group (referred to as “the separated businesses”) in May, 2005 and is owned by the working members, including Lazard’s managing directors (which also include our executive officers) who are also members of LAZ-MD Holdings. In addition to a master separation agreement, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings, which effected the separation and recapitalization that occurred in May, 2005, LFCM Holdings entered into an insurance matters agreement and a license agreement that addressed various business matters associated with the separation, as well as employee benefits, administrative services, business alliance and lease indemnity agreements, all of which are described in the Company’s Form 10-K.

For the three month and six month periods ended June 30, 2008, amounts recorded by Lazard Group relating to administrative and support services under the administrative services agreement amounted to $967 and $1,939, respectively, and referral fees for underwriting and private placement transactions under the business alliance agreement amounted to $9,922 and $19,689 respectively. For the three month and six month periods ended June 30, 2007, amounts recorded by Lazard Group relating to administrative and support services amounted to $852 and $1,791, respectively, and referral fees for underwriting and private placement transactions amounted to $12,038 and $17,573, respectively. Such amounts are reported as reductions to operating expenses and as other revenue, respectively.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

In connection with the separation, Lazard Group transferred to LFCM Holdings its ownership interest in Panmure Gordon & Co. plc (“PG&C”). Lazard Group and LFCM Holdings agreed to share any net cash proceeds derived prior to May, 2013 from any subsequent sale by LFCM Holdings of the shares it owns in PG&C. As a result of LFCM Holdings selling a portion of its interest in PG&C in June, 2007, the Company recorded a gain of $9,296 in the three month period ended June 30, 2007. Such amount is included in the receivable from LFCM Holdings as of December 31, 2007 and was subsequently paid on April 30, 2008. As of both June 30, 2008 and December 31, 2007, LFCM Holdings owned approximately 17.5% of PG&C.

With respect to the lease indemnity agreement, the net present value of the receivable due from LFCM Holdings with respect to its indemnification for obligations relating to abandoned lease space in the U.K. at June 30, 2008 and December 31, 2007 was $5,561 and $7,037, respectively. The balance is due based on a schedule of periodic payments through May 10, 2010.

The remaining receivables from LFCM Holdings and its subsidiaries as of June 30, 2008 and December 31, 2007 primarily include $983 and $5,312, respectively, related to administrative and support services and reimbursement of expenses incurred on behalf of LFCM Holdings and $3,153 and $5,853, respectively, related to referral fees for underwriting and private placement transactions. Payables to LFCM Holdings and its subsidiaries at June 30, 2008 and December 31, 2007 principally relates to obligations pursuant to the tax receivable agreement described in Note 13 of Notes to Condensed Consolidated Financial Statements.

LAZ-MD Holdings

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the three month and six month periods ended June 30, 2008 such charges amounted to $187 and $375, respectively. For the three month and six month periods ended June 30, 2007 such charges amounted to $50 and $100, respectively.

15.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single Report (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At June 30, 2008, LFNY’s regulatory net capital was $90,341 which exceeded the minimum requirement by $83,679.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. subsidiaries”) are regulated by the Financial Services Authority. At June 30, 2008, the aggregate regulatory net capital of the U.K. Subsidiaries was $232,832, which exceeded the minimum requirement by $190,791.

CFLF, through which non-corporate finance advisory activities are carried out in France, is subject to regulation by the Commission Bancaire and the Comité des Etablissements de Crédit et des Entreprises d’Investissement for its banking activities, conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

(asset management) and Fonds Partenaires Gestion (private equity), are subject to regulation and supervision by the Autorité des Marchés Financiers. At June 30, 2008, the consolidated regulatory net capital of CFLF was $236,980, which exceeded the minimum requirement set for regulatory capital levels by $121,626.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At June 30, 2008, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $69,467, which exceeded the minimum required capital by $53,773. At June 30, 2008, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

Effective April 1, 2008, the Company became subject to supervision by the SEC as a Supervised Investment Bank Holding Company (“SIBHC”). As a SIBHC, the Company is subject to group-wide supervision, which requires the Company to compute allowable capital and risk allowances on a consolidated basis. Reporting as a SIBHC began in the second quarter of 2008.

16.	SEGMENT OPERATING RESULTS

The Company’s reportable segments offer different products and services and are managed separately as different levels and types of expertise are required to effectively manage the segments’ transactions. Each segment is reviewed to determine the allocation of resources and to assess its performance. As described above, the Company’s principal operating activities are included in two business segments: Financial Advisory and Asset Management. In addition, the Company records selected other activities in its Corporate segment.

The Company’s segment information for the three month and six month periods ended June 30, 2008 and 2007 is prepared using the following methodology:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income and believes that the following information provides a reasonable representation of each segment’s contribution to operations with respect to net revenue, operating income and total assets:

		Three Months Ended June 30,		Six Months Ended June 30,
		2008	2007	2008	2007
Financial Advisory	Net Revenue	$288,696	$244,958	$500,959	$467,543
	Operating Expenses	229,673	191,564	404,433	364,562

	Operating Income	$59,023	$53,394	$96,526	$102,981

Asset Management	Net Revenue	$180,372	$165,246	$345,403	$313,774
	Operating Expenses	142,292	122,021	256,935	233,033

	Operating Income	$38,080	$43,225	$88,468	$80,741

Corporate	Net Revenue	$(1,680)	$11,156	$(70,895)	$9,241
	Operating Expenses	7,685	18,612	8,339	25,532

	Operating Income (Loss)	$(9,365)	$(7,456)	$(79,234)	$(16,291)

Total	Net Revenue	$467,388	$421,360	$775,467	$790,558
	Operating Expenses	379,650	332,197	669,707	623,127

	Operating Income	$87,738	$89,163	$105,760	$167,431

	As of
	June 30, 2008	December 31, 2007
Total Assets:
Financial Advisory	$687,820	$811,752
Asset Management	469,322	580,716
Corporate	2,475,169	2,447,945

Total	$3,632,311	$3,840,413

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Lazard Ltd is committed to providing timely and accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, the Company uses its websites to convey information about its businesses, including the anticipated release of quarterly financial results, quarterly financial, statistical and business-related information and the posting of updates of assets under management (“AUM”) in various mutual funds, hedge funds and other investment products managed by Lazard Asset Management LLC and its subsidiaries. Monthly updates of these funds are posted to the Lazard Asset Management website (www.lazardnet.com) on the third business day following the end of each month. Investors can link to Lazard and its operating company websites through www.lazard.com. Our websites and the information contained therein or connected thereto are not incorporated into this quarterly report.

Business Summary

The Company’s principal sources of revenue are derived from activities in the following business segments:

•	Financial Advisory, which includes providing advice on mergers and acquisitions (“M&A”) and strategic advisory matters, restructurings, capital raising and other transactions, and

•	Asset Management, which includes the management of equity and fixed income securities and alternative investment and private equity funds.

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

We continue to explore and discuss opportunities to expand the scope of our alternative investment and private equity activities in Europe, the United States and elsewhere. These opportunities could include internal growth of new funds and direct investments by us, partnerships or strategic relationships and investments with third parties and acquisitions of existing funds or management companies.

At the time of Lazard Ltd’s equity public offering, and as part of the separation, we also transferred substantially all of our capital markets activities to LFCM Holdings, other than those activities undertaken by LFB, which is regulated by the Commission Bancaire. LFB continues to engage in underwritten offerings of securities in France and we expect that it may expand its scope to include placements elsewhere in Europe.

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

As disclosed in our Form 10-K, Lazard and Natixis entered into a cooperation arrangement in April, 2004 (and expanded such arrangement in March, 2005) to place and underwrite securities on the French equity primary capital markets and cooperate in their respective origination, syndication and placement activities. This arrangement expired on May 10, 2008, and its general terms have since been extended for a three month period. We are currently discussing with Natixis the possible extension of our cooperation arrangements for a longer period.

For the three month and six month periods ended June 30, 2008 and 2007, the Company’s consolidated net revenue was derived from the following business segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Financial Advisory	62%	58%	65%	59%
Asset Management	38	39	44	40
Corporate	—	3	(9)	1

Total	100%	100%	100%	100%

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

Financial Advisory

Global M&A activity for the three month and six month periods ended June 30, 2008 generally decreased versus the corresponding prior year periods for both global and trans-atlantic completed and announced transactions, as evidenced by the following industry statistics regarding the volume of transactions:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Incr /(Decr)	2008	2007	% Incr /(Decr)
	($ in billions)
Completed M&A Transactions:
Global	$537	$950	(43)%	$1,305	$1,823	(28)%
Trans-Atlantic	64	78	(18)%	109	133	(18)%

Announced M&A Transactions:
Global	828	1,374	(40)%	1,341	2,347	(43)%
Trans-Atlantic	157	131	20%	199	214	(7)%

Source:	Thomson Financial as of July 17, 2008

While overall M&A industry statistics regarding the number and size of announced transactions generally declined in the first half of 2008 and the industry outlook for 2008 remains unclear, we believe that we are reasonably well positioned, due to the varied experience of our teams, the investments we have made in our business, and the diversity of our products, even in the current environment.

Activity in financial restructuring during the six month period ended June 30, 2008 increased with the amount of corporate debt defaults, according to Moody’s Investors Service, Inc, amounting to $18 billion, significantly higher than the $3 billion recorded for the corresponding period in 2007. Moody’s is expecting further increases in the default rates this year, with higher levels in the U.S. than in Europe. We expect that our Financial Restructuring practice will benefit from the increase in the level of corporate defaults, as well as from advising companies during this period of volatility on matters relating to debt and financing restructuring and other on and off balance sheet assignments.

Asset Management

As shown in the table below, global market indices at June 30, 2008 decreased significantly as compared to such indices at December 31, 2007 and June 30, 2007 principally as a result of mixed corporate earnings and continued volatility in the equity and credit markets.

	Percentage Change June 30, 2008 vs.
	December 31, 2007	June 30, 2007
MSCI World Index	(12)%	(13)%
CAC 40	(21)	(27)
DAX	(20)	(20)
FTSE 100	(13)	(15)
TOPIX 100	(10)	(25)
MSCI Emerging Market	(13)	3
Dow Jones Industrial Average	(15)	(15)
NASDAQ	(14)	(12)
S&P 500	(13)	(15)

Market depreciation reflected in Lazard’s AUM during the six month and twelve month periods ended June 30, 2008 generally corresponds to the changes in global market indices.

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

Corporate net revenue consists primarily of net interest income, including amounts earned at LFB, and investment gains and losses on debt securities at LFB, LAM-managed equity funds and principal investments in equities and alternative investment funds managed by Lazard Alternative Investments Holding LLC (“LAI”). Interest expense related to the financing transactions associated with the equity public offering is included in Corporate net revenue. Corporate net revenue can fluctuate due to changes in the fair value of investments classified as trading, and with respect to available-for-sale, when realized, as well as changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness. Total assets in Corporate represented 68% of Lazard’s consolidated total assets as of June 30, 2008, principally attributable to assets associated with LFB and, to a lesser extent, investments in LAM-managed funds, other securities and cash.

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

Minority Interest in Net Income

Minority interest in net income principally consists of a charge relating to LAZ-MD Holdings’ ownership interest in Lazard Group, which approximated 47.6% and 52.1% during the six month periods ended June 30, 2008 and 2007, respectively, with such expense amounting to $34 million and $42 million for the three month and six month periods ended June 30, 2008, respectively, and $36 million and $69 million for the three month and six month periods ended June 30, 2007, respectively. Also included in minority interest in net income are minority interests in various LAM-related general partnerships (“LAM GPs”) held directly by certain of our LAM managing directors.

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

A discussion of the Company’s consolidated results of operations for the three month and six month periods ended June 30, 2008 and 2007 is set forth below, followed by a more detailed discussion of business segment results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in thousands)
Revenue
Investment banking and other advisory fees	$279,431	$228,205	$476,155	$443,288
Money management fees	165,699	148,518	323,781	284,344
Interest income	20,900	18,334	43,937	40,675
Other	39,615	55,845	8,623	83,038

Total revenue	505,645	450,902	852,496	851,345
Interest expense	38,257	29,542	77,029	60,787

Net revenue	467,388	421,360	775,467	790,558

Operating Expenses
Compensation and benefits	280,021	249,046	473,582	469,084
Non-compensation expense (*)	99,629	83,151	196,125	154,043

Total operating expenses	379,650	332,197	669,707	623,127

Operating Income	87,738	89,163	105,760	167,431
Provision for income taxes	18,110	20,313	22,950	37,374

Income Before Minority Interest in Net Income	69,628	68,850	82,810	130,057
Minority interest in net income	35,311	39,554	40,694	74,407

Net Income	$34,317	$29,296	$42,116	$55,650

(*)	Including, in the three month and six month periods ended June 30, 2008, amortization of intangible assets relating to acquisitions of $2,525 and $3,745, respectively, with no such amortization in the prior year periods.

The table below describe the components of operating revenue, a non-GAAP measure used by the Company to manage total compensation and benefits expense to managing directors and employees. Management believes operating revenue provides the most meaningful basis for comparison among present, historical and future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in thousands)
Total revenue	$505,645	$450,902	$852,496	$851,345
Add (deduct):
LFB interest expense (a)	(9,963)	(7,652)	(18,864)	(18,067)
(Revenue) loss related to consolidation of LAM general partnerships (b)	(1,643)	(3,724)	1,610	(5,555)

Operating revenue	$494,039	$439,526	$835,242	$827,723

(a)	The interest expense incurred by LFB is excluded from total revenue because LFB is a commercial bank and we consider its interest expense to be a cost directly related to the conduct of its business.
(b)	LAM general partnership revenue (loss) is excluded because we do not deem such amounts as operating in nature as it is directly offset by a charge (credit) to minority interest in net income for the corresponding amount.

Certain key ratios, statistics and headcount information for the three month and six month periods ended June 30, 2008 and 2007 are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
As a % of Net Revenue, By Revenue Category:
Investment banking and other advisory fees	60%	54%	61%	56%
Money management fees	36	35	42	36
Interest income	4	5	6	5
Other	8	13	1	11
Interest expense	(8)	(7)	(10)	(8)

Net Revenue	100%	100%	100%	100%

As a % of Net Revenue:
Operating Income	19%	21%	14%	21%

	As of June 30,
	2008	2007

Headcount:
Managing Directors:
Financial Advisory	152	139
Asset Management	55	48
Corporate	8	8
Limited Managing Directors	5	5
Other Employees:
Business segment professionals	988	780
All other professionals and support staff	1,270	1,253

Total	2,478	2,233

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

Three Months Ended June 30, 2008 versus June 30, 2007

Net income for the three month period ended June 30, 2008 increased $5 million, or 17%, as compared to the corresponding period in 2007. Net income per share of Class A common stock, diluted was $0.54, as compared to $0.52 in the 2007 period. As described above, the Company acquired GAHL and CWC during the third quarter of 2007. Accordingly, our results for the three month period ended June 30, 2008 include the results of such acquired businesses.

Net revenue increased $46 million, or 11%, for the three month period ended June 30, 2008, compared to the corresponding period in 2007, with operating revenue increasing $55 million, or 12%, compared to the 2007 period. Despite a general decline in overall industry transactions, our fees from investment banking and other advisory activities increased by $51 million, or 22%, versus the corresponding period in 2007, reflecting an increase in our number of transactions with fees greater than $1 million. Money management fees, including incentive fees, increased $17 million, or 12%, as compared to the corresponding period in the prior year principally as the result of a change in mix of investment products and levels of management fees on certain products, as well as a $4 billion, or 3%, increase in average AUM for the three month period ended June 30, 2008 versus the corresponding period in 2007. Interest income increased $3 million, or 14%. Other revenue decreased $16 million, or 29%, in the three month period ended June 30, 2008 versus the corresponding period in 2007. The decline was principally attributable to a $9 million gain recorded in the corresponding 2007 period in connection with the Company’s interest in the net proceeds from the sale by LFCM Holdings of a portion of its ownership interest in Panmure Gordon & Co. plc (“PG&C”) (see Note 14 of Notes to Condensed Consolidated Financial Statements), and reductions in referral fees earned from activities with LFCM Holdings and in revenue recorded from LAM GPs. Interest expense for the three month period ended June 30, 2008 increased $9 million, or 30%, as a result of higher average amounts of outstanding senior and subordinated indebtedness and by increased interest on average customer deposits in LFB.

Compensation and benefits expense increased $31 million, or 12%, for the three month period ended June 30, 2008, reflecting an increase in operating revenue, amortization of an increased amount of Restricted Stock Units (“RSUs”) and additional compensation associated with the strategic headcount growth of managing directors and business segment professionals. Compensation and benefits expense represented 56.7% of operating revenue, the same as in the corresponding 2007 period.

Non-compensation expense in the three month period ended June 30, 2008 increased $16 million, or 20%, and was 19.7% of operating revenue for the second quarter of 2008, compared to 18.9% of operating revenue for the second quarter of 2007, with such percentage of operating revenue excluding in the 2008 period the effect of $2.5 million in amortization of intangibles related to the GAHL and CWC acquisitions completed in the second half of 2007. Factors contributing to the quarter-over-quarter increase include (i) the impact of new offices and operating expenses related to companies acquired in the second half of 2007, (ii) increased business development expenses for travel and market related data and AUM growth, and (iii) the continued impact of the weakened U.S. dollar. Such increased costs in the 2008 period were partially offset by a net reduction in the provision for costs associated with leases on abandoned space.

Operating income for the three month period ended June 30, 2008 decreased $1 million, or 2%, versus the corresponding period in 2007, and as a percentage of net revenue, was 19% and 21% in the 2008 and 2007 periods, respectively. Operating income in the 2008 period benefited by approximately $4 million from the strengthening of foreign currencies against the U.S. dollar.

The provision for income taxes for the three month period ended June 30, 2008 decreased $2 million, versus the prior year period. The Company’s effective tax rate was 20.6% for the three month period ended June 30, 2008 as compared to 22.8% for the corresponding period in 2007.

Minority interest in net income for the three month period ended June 30, 2008 decreased $4 million, or 11%, versus the corresponding 2007 period, which principally reflected a decrease in LAZ-MD Holdings’ ownership interest of Lazard Group in the 2008 period (approximately 46.8%) versus the 2007 period (approximately 52.1%). In addition, minority interest in the 2008 period include a $2 million charge related to various LAM-related general partnerships held directly by certain of our LAM managing directors, as compared to a $4 million charge recorded in the corresponding period in 2007.

Six Months Ended June 30, 2008 versus June 30, 2007

Net income for the six month period ended June 30, 2008 decreased $14 million, or 24%, as compared to the corresponding period in 2007. Net income per share of Class A common stock, diluted was $0.70, as compared to $0.98 in the corresponding 2007 period. As described above, the Company acquired GAHL and CWC during the third quarter of 2007. Accordingly, results for the six month period ended June 30, 2008 include the results of such acquired businesses.

Net revenue decreased $15 million, or 2%, for the six month period ended June 30, 2008, compared to the corresponding period in 2007, with operating revenue increasing $8 million, or 1% compared to the corresponding 2007 period. Despite the general decline in overall industry transactions, our fees from investment banking and other advisory activities increased $33 million, or 7%, versus the corresponding 2007 period, reflecting an increase in our number of strategic advisory assignments and completed M&A transactions. Money management fees, including incentive fees, increased $39 million, or 14%, as compared to the prior year period principally as the result of a $13 billion, or 11%, increase in average AUM for the six month period ended June 30, 2008 versus the corresponding 2007 period, as well as a change in the mix of investment products and levels of management fees on certain products. Interest income increased $3 million, or 8%. Other revenue decreased $74 million, or 90%, in the six month period ended June 30, 2008 versus the corresponding period in 2007. The decline was principally attributable to broad-based illiquidity in the credit markets and volatility in the equity markets which adversely impacted investment income during the first quarter of 2008 related to (i) LFB’s corporate debt portfolio, held as an integral part of its asset-liability management program and (ii) the Company’s investment in corporate equities to seed Asset Management products and for temporary investments. In addition, the 2007 period included a $9 million gain recorded in connection with the Company’s interest in the net proceeds related to the sale of a portion of LFCM Holdings’ ownership interest in PG&C (see Note 14 of Notes to Condensed Consolidated Financial Statements). Another contributing factor to the decrease was a $7 million reduction in revenue from LAM GPs. Interest expense for the six month period ended June 30, 2008 increased $16 million, or 27%, as a result of higher average amounts of senior and subordinated indebtedness outstanding in the 2008 period.

Compensation and benefits expense increased $4 million, or 1%, for the six month period ended June 30, 2008, reflecting an increase in operating revenue, amortization of an increased amount of RSUs and additional compensation associated with the strategic headcount growth of managing directors and business segment professionals. Compensation and benefits expense represented 56.7% of operating revenue, the same as in the corresponding 2007 period.

Non-compensation expense in the six month period ended June 30, 2008 increased $42 million, or 27%, and was 23.0% of operating revenue for the first half of 2008, compared 18.6% of operating revenue for the first half of 2007, with such percentage of operating revenue excluding in the 2008 period the effect of $3.7 million in amortization of intangibles related to the GAHL and CWC acquisitions completed in the second half of 2007. Factors contributing to the increases include (i) the impact of new offices and operating expenses related to companies acquired in the second half of 2007, (ii) increased business development expenses for travel, market related data and AUM growth, and (iii) the continued impact of the weakened U.S. dollar.

Operating income for the six month period ended June 30, 2008 decreased $62 million, or 37%, versus the corresponding period in 2007, and as a percentage of net revenue was 14% and 21% in the 2008 and 2007 periods, respectively. Operating income in the 2008 period benefited $9 million from the strengthening of foreign currencies against the U.S. dollar.

The provision for income taxes for the six month period ended June 30, 2008 decreased $14 million, versus the prior year period due principally to lower levels of income in the 2008 period. The Company’s effective tax rate was 21.7% for the six month period ended June 30, 2008 as compared to 22.3% for the corresponding period in 2007.

Minority interest in net income for the six month period ended June 30, 2008 decreased $34 million, or 45%, versus the 2007 period, which principally reflected the lower level of Lazard Group net income in 2008 as well as a decrease in LAZ-MD Holdings ownership interest of Lazard Group in the 2008 period (approximately 47.6%) versus the 2007 period (approximately 52.1%). In addition, minority interest in the 2008 period includes a $1 million credit related to various LAM-related general partnerships held directly by certain of our LAM managing directors, as compared to a $6 million charge recorded in the corresponding period in 2007.

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

Financial Advisory

The following table summarizes the operating results of the Financial Advisory segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in thousands)
M&A and Strategic Advisory	$225,108	$164,318	$391,092	$360,386
Financial Restructuring	32,666	29,073	48,204	38,693
Corporate Finance and Other	30,922	51,567	61,663	68,464

Net Revenue	288,696	244,958	500,959	467,543
Operating Expenses (a)	229,673	191,564	404,433	364,562

Operating Income	$59,023	$53,394	$96,526	$102,981

Operating Income, Excluding Amortization of Intangible Assets Related To Acquisitions (b)	$61,266	$53,394	$99,708	$102,981

Operating Income as a Percentage of Net Revenue	20%	22%	19%	22%

Operating Income as a Percentage of Net Revenue, Excluding Amortization of Intangible Assets Related To Acquisitions (b)	21%	22%	20%	22%

	As of June 30,
	2008	2007
Headcount (c):
Managing Directors	152	139
Limited Managing Directors	4	2
Other Employees:
Business segment professionals	639	467
All other professionals and support staff	259	248

Total	1,054	856

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto) and, in the three and six month periods ended June 30, 2008, amortization of intangible assets related to the acquisitions of GAHL and CWC of $2,243 and $3,182, respectively.
(b)	Excludes, in the 2008 periods, the amortization of intangible assets related to the acquisitions of GAHL and CWC as described in (a) above.

(c)	Includes, in the 2008 period, an aggregate of five managing directors, 99 business segment professionals and 39 other professionals and support staff applicable to GAHL and CWC. In addition, the periods exclude headcount related to indirect support functions, with such headcount being included in the Corporate segment.

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

	Six Months Ended June 30,
	2008	2007
Lazard Statistics:
Number of Clients:
Total	432	344
With Fees Greater than $1 million	122	105
Percentage of Total Financial Advisory Revenue from Top 10 Clients	28%	25%
Number of M&A Transactions Completed Greater than $1 billion (a)	23	21

(a)	Source: Thomson Financial as of July 17, 2008

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms. The offices that generate Financial Advisory net revenue are located in United States, Europe (principally in the U.K., France, Italy, Spain and Germany) and the rest of the world (principally in Australia, which, for the 2008 periods, includes the impact of the acquisition of CWC).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	56%	59%	53%	52%
Europe	38	37	39	45
Rest of World	6	4	8	3

Total	100%	100%	100%	100%

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

Three Months Ended June 30, 2008 versus June 30, 2007

In the 2008 period, Financial Advisory net revenue increased $44 million, or 18%, as compared to the corresponding 2007 period, with M&A and Strategic Advisory revenue increasing $61 million, or 37%, and Financial Restructuring revenue increasing $4 million, or 12%, while Corporate Finance and Other net revenue decreased $21 million, or 40%.

The increase in M&A and Strategic Advisory revenue in 2008 resulted from an increase in the number of completed M&A transactions greater than $1 billion in which we advised and in average fees per transaction. Clients which, in the aggregate, represented a significant portion of our M&A and Strategic Advisory revenue for the 2008 period included Bear Stearns, Eiffage, Eurotunnel, H&R Block, Louis Dreyfus SAS, Quanex, Resolution plc, Trane, Trico Marine Services, and Zinifex.

Financial Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings and advice on complex on and off balance sheet assignments, such as retiree health care obligations. The increase in revenue was the result of an increase in the number of assignments in the 2008 period as compared to the corresponding 2007 period. Notable restructuring assignments completed in the second quarter of 2008 include advising Plastech Engineered Products, Movie Gallery, IAP Worldwide Services and Weston Presidio. We continue our work on a number of other restructuring assignments, including assignments for LandSource Communities Development LLC, Technical Olympic USA (TOUSA), Tropicana Casino & Resorts, Wellman Inc., the UAW, BLB Management Services, Centro Properties Limited, Inmobiliaria Colonial, Journal Register Company, Tarragon Corporation, Vertis Inc. and WCI Communities Inc.

Corporate Finance and Other net revenue decreased versus the 2007 period reflecting a decrease in the value of fund closings by our Private Fund Advisory Group and public offerings advised by our Equity Capital Markets Group. During the 2008 period, our Equity Capital Markets Group transaction assignments included Eurotunnel, Equitable Resources, Renesola and others on their follow-on equity offerings. Our Alternative Capital Finance Group served as a placement agent on a number of Private Investment in Public Equity transactions (“PIPES”) and Registered Direct Offerings (“RDs”). During the 2008 period, notable assignments for PIPES included Trico Marine and China Cablecom and for RDs included Dendreon Corporation and Pacific Ethanol.

Operating expenses for the three month period ended June 30, 2008 increased $38 million, or 20%, versus the corresponding 2007 period primarily due to increased compensation associated with higher operating revenue, amortization of an increased amount of RSUs and increased costs from the strategic headcount growth of senior bankers during 2007. Also contributing to the increase were expenses related to companies acquired in the second half of 2007 and other new offices, including the amortization of intangible assets associated with the GAHL and CWC acquisitions, as well as increases in business development expenses for travel and market related data, and the continued impact of the weakened U.S. dollar.

Financial Advisory operating income for the 2008 period increased $6 million, or 11%, versus the corresponding 2007 period. Operating income represented 20% and 22% of segment net revenues for the 2008 and 2007 periods, respectively.

Six Months Ended June 30, 2008 versus June 30, 2007

In the 2008 period, Financial Advisory net revenue increased $33 million, or 7%, as compared to the corresponding 2007 period, with M&A and Strategic Advisory revenue increasing $31 million, or 9%, and Financial Restructuring revenue increasing $10 million, or 25%, while Corporate Finance and Other net revenue decreased $7 million, or 10%.

The increase in M&A and Strategic Advisory revenue in 2008 resulted from an increase in the number of completed M&A transactions greater than $1 billion in which we advised and from fees earned for strategic advisory assignments. The increase in Financial Restructuring revenue was the result of an increase in the number of assignments and higher average fees per transaction in the 2008 period as compared to the corresponding 2007 period. Corporate Finance and Other net revenue decreased versus the corresponding 2007 period as a result of decreases in the second quarter of 2008 in the values of fund closings by our Private Fund Advisory Group and public offerings advised by our Equity Capital Markets Group.

Operating expenses for the six month period ended June 30, 2008 increased $40 million, or 11%, versus the corresponding 2007 period primarily due to operating expenses related to the companies acquired in the second half of 2007 and other new offices, including the impact of related headcount and amortization of intangible assets associated with the GAHL and CWC acquisitions. Also contributing to the increase was higher compensation costs related to increased operating revenue as well as amortization of an increased amount of RSUs and increased costs from the strategic headcount growth of senior bankers during 2007, as well as increases in business development expenses for travel and market related data, and the continued impact of the weakened U.S. dollar.

Financial Advisory operating income for the 2008 period decreased $6 million, or 6%, versus the corresponding 2007 period. Operating income represented 19% and 22% of segment net revenues for the 2008 and 2007 periods, respectively.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	June 30, 2008	December 31, 2007
	($ in millions)
AUM:
International Equities	$42,324	$50,535
Global Equities	48,303	47,814
U.S. Equities	18,623	20,927

Total Equities	109,250	119,276

European and International Fixed Income	10,754	10,255
Global Fixed Income	1,926	2,161
U.S. Fixed Income	1,950	1,817

Total Fixed Income	14,630	14,233

Alternative Investments	4,420	3,577
Private Equity(a)	1,661	1,401
Cash Management	4,178	2,926

Total AUM	$134,139	$141,413

(a)	Includes $1.2 billion and $1.0 billion as of June 30, 2008 and December 31, 2007, respectively, held by an investment company for which Lazard may earn carried interests.

Average AUM for the three month and six month periods ended June 30, 2008 and 2007 is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in millions)
Average AUM	$134,166	$130,101	$136,582	$123,547

The following is a summary of changes in AUM for the three month and six month periods ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in millions)
AUM—Beginning of Period	$134,193	$124,852	$141,413	$110,437
Net Flows	2,550	2,627	4,265	14,191
Market Appreciation (Depreciation)	(2,567)	7,680	(12,572)	10,388
Foreign Currency Adjustments	(37)	191	1,033	334

AUM—End of Period	$134,139	$135,350	$134,139	$135,350

Total AUM at June 30, 2008 decreased $7 billion, or 5%, versus that at December 31, 2007, with average AUM for the three and six month periods ended June 30, 2008 increasing 3% and 11%, respectively, versus the average AUM for the corresponding periods in 2007. International, Global and U.S. equities represented 32%, 36% and 14% of total AUM at June 30, 2008, respectively, versus 36%, 34% and 15% of total AUM at December 31, 2007, respectively. During the six month period ended June 30, 2008, of the total $7 billion decrease in AUM, net inflows and the positive impact of changes in foreign currency exchange rates partially offset the decrease from market depreciation.

The following table summarizes the operating results of the Asset Management segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in thousands)
Management Fees	$157,108	$142,230	$315,117	$272,869
Incentive Fees	8,429	5,752	8,429	10,758
Other Income	13,192	13,540	23,467	24,592

Sub-total	178,729	161,522	347,013	308,219
LAM GP-Related Revenue (Loss)	1,643	3,724	(1,610)	5,555

Net Revenue	180,372	165,246	345,403	313,774
Operating Expenses(a)	142,292	122,021	256,935	233,033

Operating Income	38,080	43,225	88,468	80,741
Add (Deduct):
LAM GP-Related (Revenue) Loss	(1,643)	(3,724)	1,610	(5,555)
Amortization of Intangible Assets	282	—	563	—

Operating Income, excluding LAM GP-Related Revenue (Loss) (b) and Amortization of Intangible Assets	$36,719	$39,501	$90,641	$75,186

Operating Income as a Percentage of Net Revenue	21%	26%	26%	26%

Operating Income, as a Percentage of Net Revenue, each excluding LAM GP-Related Revenue (Loss) (b) and Amortization of Intangible Assets	21%	24%	26%	24%

	As of June 30,
	2008	2007
Headcount (c):
Managing Directors	55	48
Limited Managing Directors	1	3
Other Employees:
Business segment professionals	341	305
All other professionals and support staff functions	367	369

Total	764	725

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(b)	Management also evaluates the results of Asset Management based on revenue and operating income excluding the LAM GP-related revenue (loss) since such amounts are directly offset by a charge (credit) to minority interest which is not a charge (credit) to operating income.
(c)	Excludes headcount related to indirect support functions. Such headcount is included in the Corporate headcount.

Effective August 11, 2008, LAM will outsource a portion of its operations to State Street Corporation (“State Street”), a leading provider of investment operations outsourcing. Among other things, we believe that outsourcing will benefit LAM by allowing us to focus investments on our core strengths of portfolio management and client service, and improve our global processing, scalability and cost structure. Beginning after the effective date approximately 70 current LAM employees will become employed by State Street. Accordingly, immediately following the outsourcing, LAM’s compensation costs will decrease, while its non-compensation costs will increase. Further, we do not anticipate any significant upfront costs associated with this transaction.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	50%	53%	52%	53%
Europe	39	36	37	38
Rest of World	11	11	11	9

Total	100%	100%	100%	100%

Operating Results

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended June 30, 2008 versus June 30, 2007

Asset Management net revenue grew $15 million, or 9%, versus the corresponding 2007 period. Management fees for the 2008 period increased $15 million, or 10%, versus the corresponding 2007 period driven by the impact of a change in the mix of investment products and levels of management fees on certain products, as well as a $4 billion, or 3%, increase in average AUM in the 2008 period. Incentive fees grew $3 million, or 47%, in the 2008 period as compared to the corresponding 2007 period. Other income decreased $2 million, or 14%, versus the corresponding 2007 period, principally as a result of lower LAM GP-related revenue.

Operating expenses for the 2008 period increased $20 million, or 17%, versus the corresponding 2007 period, principally due to increased business development expenses for travel, market related data and AUM growth as well as for amortization of an increased amount of RSUs, and additional compensation related to headcount growth.

Asset Management operating income declined $5 million, or 12%, in the 2008 period, as compared to the corresponding 2007 period. Operating income as a percentage of segment net revenue was 21% for the 2008 period versus 26% for the corresponding 2007 period. Excluding LAM GP-related revenue (loss) and amortization of intangible assets, operating income was $37 million, or 21% of segment net revenue, as compared to 24% for the 2007 period.

Six Months Ended June 30, 2008 versus June 30, 2007

Asset Management net revenue grew $31 million, or 10%, versus the corresponding 2007 period. Management fees for the 2008 period increased $42 million, or 15%, versus the corresponding 2007 period driven by an 11% increase in average AUM as well as the impact of a change in the mix of investment products and levels of management fees on certain products. Incentive fees declined $2 million, or 22%, for the 2008 period, as compared to the corresponding 2007 period. Other income decreased $8 million, or 27%, versus the corresponding 2007 period, principally as a result of lower LAM GP-related revenue.

Operating expenses for the 2008 period increased $24 million, or 10%, versus the corresponding 2007 period, principally due to increased business development expenses for travel, market related data and AUM growth as well as for amortization of an increased amount of RSUs and additional compensation related to headcount growth.

Asset Management operating income grew $8 million, or 10%, in the 2008 period, as compared to the corresponding 2007 period and as a percentage of segment net revenue was 26% for both the 2008 and 2007 periods. Excluding LAM GP-related revenue (loss) and amortization of intangible assets, operating income was $91 million, or 26%, of segment net revenue excluding LAM GP-related revenue (loss), as compared to 24% for the 2007 period.

Corporate

The following table summarizes the results of the Corporate segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	($ in thousands)
Interest Income	$17,691	$12,673	$33,737	$28,438
Interest Expense	(37,786)	(27,196)	(76,390)	(55,539)

Net Interest Expense	(20,095)	(14,523)	(42,653)	(27,101)
Other Revenue (Expense)	18,415	25,679	(28,242)	36,342

Net Revenue (Expense)	(1,680)	11,156	(70,895)	9,241
Operating Expenses	7,685	18,612	8,339	25,532

Operating Loss	$(9,365)	$(7,456)	$(79,234)	$(16,291)

	As of June 30,
	2008	2007

Headcount (a):
Managing Directors	8	8
Limited Managing Directors	–	–
Other Employees:
Business segment professionals	8	8
All other professionals and support staff	644	636

Total	660	652

(a)	Includes headcount related to support functions.

Corporate Results of Operations

Three Months Ended June 30, 2008 versus June 30, 2007

Net interest expense in the three month period ended June 30, 2008 increased $6 million, or 38%, versus the corresponding period in 2007 principally as a result of the June 2007 issuance of $600 million aggregate principal amount of 6.85% senior notes, partially offset by the reduction in interest expense related to the Company’s May, 2008 repurchase of $437 million aggregate principal amount of its 6.12% Senior Notes in connection with the remarketing of such Notes, as well as the repayment of certain senior and subordinated notes in June 2007.

Other revenue declined $7 million, or 28%, in the three month period ended June 30, 2008 versus the corresponding period in 2007. The decline was principally attributable to a $9 million gain recorded in the 2007 period in connection with the Company’s interest in the net proceeds related to the sale of a portion of LFCM Holdings’ ownership interest in PG&C (see Note 14 of Notes to Condensed Consolidated Financial Statements), partially offset by higher net investment gains in the 2008 period, including net gains in (i) LFB’s corporate debt portfolio, held as an integral part of its asset-liability management program and (ii) the Company’s investment in corporate equities to seed Asset Management products and for temporary investments. During the three month period ended June 30, 2008, LFB’s debt portfolio was more closely aligned with our long-term hold strategy, thereby reducing its volatility.

Operating expenses in the 2008 period decreased $11 million, or 59%, versus the 2007 period, principally due to reduced compensation and benefits expenses related to a lower level of Corporate revenue and a higher level of indirect support costs allocated to the business segments.

Six Months Ended June 30, 2008 versus June 30, 2007

Net interest expense in the six month period ended June 30, 2008 increased $16 million, or 57%, versus the corresponding period in 2007 principally as a result of the June 2007 issuance of $600 million aggregate principal amount of 6.85% senior notes, partially offset by the reduction in interest expense related to the Company’s May, 2008 purchase of $437 million aggregate principal amount of its 6.12% Senior Notes in connection with the remarketing of such Notes and by the repayment of certain senior and subordinated notes in June, 2007.

Other revenue declined $65 million in the six month period ended June 30, 2008 versus the corresponding period in 2007, due to broad-based illiquidity in the credit markets and volatility in the equity markets during the first quarter of 2008 which adversely impacted investment income related to LFB’s portfolio of debt securities of corporate issuers and the Corporate portfolio of equity securities to seed new Asset Management products and for temporary investments, as well as a $9 million gain recorded in the 2007 period in connection with the Company’s interest in the net proceeds related to the sale of a portion of LFCM Holdings’ ownership interest in PG&C (see Note 14 of Notes to Condensed Consolidated Financial Statements).

Operating expenses in the 2008 period decreased $17 million, or 67%, versus the 2007 period, principally due to reductions in compensation and benefits related to lower incentive compensation as a result of the lower level of Corporate revenue and a higher level of indirect support costs allocated to the business segments.

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

Summary of Cash Flows:

	Six Months Ended June 30,
	2008	2007
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$42.1	$55.7
Noncash charges (a)	173.9	131.8
Other operating activities (b)	(157.2)	(483.9)

Net cash provided by (used in) operating activities	58.8	(296.4)

Investing activities (c)	(141.3)	(5.4)
Financing activities (d)	(214.5)	364.2
Effect of exchange rate changes	(.2)	(2.8)

Net Increase (Decrease) in Cash and Cash Equivalents	(297.2)	59.6
Cash and Cash Equivalents:
Beginning of Period	1,055.9	969.4

End of Period	$758.7	$1,029.0

(a) Consists of the following:

Depreciation and amortization of property	$10.2	$7.5
Amortization of deferred expenses, stock units and interest rate hedge	119.3	49.9
Amortization of intangible assets related to acquisitions	3.7	—
Minority interest in net income	40.7	74.4

	$173.9	$131.8

(b) Includes net changes in operating assets and liabilities.

(c) Principally relates to the acquisition of our equity method investment in Sapphire Industrials Corp. (“Sapphire”) (see Note 9 of Notes to Condensed Consolidated Financial Statements), purchases of available-for-sale securities by LFB and our equity method investment in Merchant Bankers Asociados, an Argentina-based financial advisory services firm with offices across Central and South America and the parent company of MBA Banco de Inversiones.

(d) Primarily includes distributions to minority interest holders, activity related to borrowings, Class A common stock dividends, and repurchases of Lazard Group common membership interests from members of LAZ-MD Holdings and shares of Class A common stock, and, in the 2008 period, the Company’s purchase of $437 million aggregate principal amount of its 6.12% Senior Notes in connection with the remarketing and the concurrent settlement of the purchase contract component of the equity security units (“ESUs”), which resulted in Lazard Ltd issuing 14,582,750 shares of Class A common stock for aggregate proceeds of $437 million.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. We maintain lines of credit in excess of anticipated liquidity requirements. As of June 30, 2008, Lazard had approximately $227 million in unused lines of credit available to it, including $65 million of unused lines of credit available to LFB.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, including use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months and beyond. As noted above, we intend to maintain lines of credit that can be utilized should the need arise. These credit lines include a $150 million senior revolving credit facility with a group of lenders that expires in May, 2010. As of June 30, 2008, there were no amounts outstanding under this credit facility. The senior revolving credit facility contains customary affirmative and negative covenants and events of default for facilities of this type which, among other things, limit the ability of the borrower to incur debt, grant liens, pay dividends, enter into mergers or to sell all or substantially all of its assets and contains financial covenants that must be maintained. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources in addition to any new credit facilities. In addition, the indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions.

Financing Agreements

Over the past several years, Lazard has entered into several financing agreements designed to strengthen both its capital base and liquidity, the most significant of which are described below. Each of these agreements is discussed in more detail in our consolidated financial statements and related notes included in the Form 10-K. The table below sets forth our corporate indebtedness as of June 30, 2008 and December 31, 2007.

	Maturity Date	As of June 30, 2008	As of December 31, 2007	Increase (Decrease)

	($ in millions)
Senior Debt:
6.85%	2017	$600.0	$600.0	$—
7.125%	2015	550.0	550.0	—
6.12%(a)	2008 - 2035	—	437.5	(437.5)
Subordinated Debt:
3.25%(b)	2016	150.0	150.0	—

Total Senior and Subordinated Debt		$1,300.0	$1,737.5	$(437.5)

(a)	In connection with the remarketing under the terms of the ESUs, on May 15, 2008 (i) $437.5 million aggregate principal amount of the 6.12% Senior Notes were purchased by Lazard Group, (ii) the stated maturity of the 6.12% Senior Notes was reset to May 15, 2010 and (iii) the interest rate on the 6.12% Senior Notes was reset to 4.00% per annum. See Note 8 of Notes to Condensed Consolidated Financial Statements.

(b)	Convertible into shares of Lazard Ltd Class A common stock at an effective conversion price of $57 per share. One third in principal amount will each generally be convertible after July 1, 2008, July 1, 2009, and July 1, 2010, with no principal amounts convertible after June 30, 2011. See Note 8 of Notes to Condensed Consolidated Financial Statements.

As of June 30, 2008, Lazard was in compliance with all of its obligations under its various borrowing arrangements.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations for future payments as of June 30, 2008:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior and Subordinated Debt (including interest) (a)	$1,985,651	$85,163	$170,325	$170,325	$1,559,838
Operating Leases (exclusive of $63,123 of sublease income)	566,795	57,804	127,078	89,817	292,096
Capital Leases (including interest)	41,866	5,346	8,279	7,323	20,918
Investment Commitments: LAI-managed funds (b)	72,830	35,330	37,500	—	—
Other	13,496	12,387	474	597	38

Total (c)	$2,680,638	$196,030	$343,656	$268,062	$1,872,890

(a)	See Note 8 of Notes to Condensed Consolidated Financial Statements.
(b)	See Note 9 of Notes to Consolidated Financial Statements included in the Form 10-K.
(c)	The table above excludes contingent obligations and any possible payments for uncertain tax positions given the inability to estimate the timing of the latter payments. See Notes 4 and 17 of Notes to Consolidated Financial Statements included in the Form 10-K regarding information in connection with LAM equity units and Lazard’s uncertain tax positions.

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

Valuation of Investments

Investments consist principally of debt securities, equities, investments in alternative asset management funds and other private equity investments. These investments are carried at fair value on the condensed consolidated statements of financial condition, with any increases or decreases in fair value reflected (i) in earnings, to the extent held by our broker-dealer subsidiaries or designated as trading securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), within our non broker-dealer subsidiaries, and (ii) in “accumulated other comprehensive income”, to the extent designated as “available-for-sale” securities under SFAS No. 115 until such time they are realized and reclassified to earnings. Gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income or “accumulated other comprehensive income”.

Debt securities are primarily investments of LFB which typically holds them long-term as part of its asset-liability management program.

Equities principally represent the Company’s investments in marketable equity securities either held directly or indirectly through asset management funds, and are either designated as “trading” securities under SFAS No. 115 or accounted for pursuant to broker-dealer accounting guidelines depending upon the entity in which such equities are held.

Interests in LAM alternative asset management funds principally represent general partnership interests in LAM-managed hedge funds. The fair value of such interests reflects the pro rata value of the ownership of the underlying securities in the funds, the fair market value of which is determined through quoted market values of the underlying securities as provided by external pricing sources.

Minority interests in LAM alternative asset management funds represent general partnership interests held directly by certain of our LAM managing directors or employees of the Company but controlled and consolidated by Lazard. The associated minority interest amounting to approximately $46 million at June 30, 2008 and $51 million at December 31, 2007, respectively, is included in minority interest on the condensed consolidated statements of financial condition (see Note 5 of Notes to Condensed Consolidated Financial Statements).

Private equity investments, which represent approximately 2.6% at June 30, 2008 and 1.9% of total assets at December 31, 2007, respectively, are comprised of investments in private equity funds and direct private equity interests that are valued, in the absence of observable market prices, initially at cost, which is subsequently adjusted for additional capital raising transactions such as the issuance of new member interests or through a sale of existing equity to a third party or other events that are indicative of fair value. In the absence of third party transactions, the carrying value of such investments may be adjusted if it is determined that the expected realizable value of the investment differs from the carrying value. In reaching that determination, consideration is given to many factors including, but not limited to, the operating cash flows and financial performance of the investee, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features, liquidation preferences or restrictions. With respect to the majority of private equity investments, Lazard utilizes information derived from fund managers for the determination of such fair values.

See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding investments and certain other assets and liabilities measured at fair value, including a discussion of the inputs utilized by Lazard in measuring fair value and the levels of fair value within which such measurements fall, pursuant to the disclosure requirements of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which the Company adopted on January 1, 2008.

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

At June 30, 2008, $655 million, or 75%, of the $873 million of investments (net of securities sold not yet purchased of $26 million classified as “other liabilities”) represented investments in debt securities held by LFB and Corporate investments in equity securities that are either held directly or indirectly through asset management funds, non-publicly traded funds or through general partnership interests in LAM-managed funds, and are therefore subject to market risks. These investments are monitored daily by management. Included in the amount above was $433 million of debt securities (representing approximately 66% of investments subject to market risk), substantially all of which were in LFB’s portfolio, consisting primarily of corporate bonds (93% of which carried investment grade ratings at June 30, 2008), and secondarily, non-U.S. government securities. These securities are typically held long-term as part of LFB’s asset-liability management program.

The remaining 25% of the investments at June 30, 2008 represent (i) private equity and equity method investments that are generally not subject to short-term market fluctuations, and (ii) general partnership interests in LAM alternative asset management funds held directly by certain of our managing directors and employees but which are controlled and consolidated by the Company, and therefore the associated risk remains with the minority interest holders.

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

At June 30, 2008 and December 31, 2007, derivative contracts related primarily to interest rate swaps and equity and exchange rate contracts and are recorded at fair value. Derivative assets amounted to $17 million and $10 million at June 30, 2008 and December 31, 2007, respectively, with derivative liabilities amounting to $4 million each at such respective dates.

The primary market risks associated with LFB’s securities portfolio, foreign exchange hedging and lending activities are sensitivity to changes in the general level of credit spreads and interest rate and foreign currency risks. The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions. The following sensitivity metrics provide the resultant effects on Lazard’s operating income as of June 30, 2008:

•	LFB’s credit spread risk, as measured by a 100 +/– basis point change in credit spreads totaled $(16) million and $17 million, respectively.

•	LFB’s interest rate risk as measured by a 100 +/– basis point change in interest rates totaled $1 million.

•	Foreign currency risk associated with LFB’s open positions, in aggregate, as measured by a 200 +/- basis point change against the U.S. dollar, totaled approximately $7 thousand.

LFB fully secures its collateralized financing transactions with fixed income securities.

Risks Related to Receivables

We maintain an allowance for bad debts to provide coverage for probable losses from our fee and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where, in our judgment, the receivables are impaired. At June 30, 2008, total receivables amounted to $1.3 billion, net of an allowance for bad debts of $19 million. As of that date, inter-bank lending, financial advisory and asset management fee, customer and related party receivables comprised 63%, 29%, 7% and 1% of total receivables, respectively. At December 31, 2007, total receivables amounted to $1.1 billion, net of allowance for bad debts of $13 million. As of that date, inter-bank lending, financial advisory and asset management fee, customer and related party receivables comprised 45%, 47%, 5% and 3% of total receivables, respectively. The M&A and asset management fee receivables collection periods generally are within 60 days of invoice. However, as discussed above, the collection period for restructuring transactions may extend beyond 60 days, and fee receivables from our private fund advisory activities are generally collected over a four year period.

Credit Concentration

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At June 30, 2008, LFB had no exposure to an individual counterparty that exceeded $39 million, in the aggregate, excluding inter-bank counterparties.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s liabilities has fixed interest rates or maximum interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of June 30, 2008, Lazard estimates that operating income relating to cash and short-term investments and corporate indebtedness would change by approximately $9 million, on an annual basis, in the event interest rates were to increase or decrease by 1%.

Operational Risks

Operational risk is inherent in our business and may, for example, manifest itself in the form of errors, breaches in the system of internal controls, business interruptions, fraud or legal actions due to operating deficiencies or noncompliance. The Company maintains a framework including policies and a system of internal controls designed to monitor and manage operational risk and provide management with timely and accurate information. Management within each of the operating companies is primarily responsible for its operational risk programs. The Company has in place business continuity and disaster recovery programs that manages its capabilities to provide services in the case of a disruption. We purchase insurance programs designed to protect the Company against accidental loss and losses, which may significantly affect our financial objectives, personnel, property, or our ability to continue to meet our responsibilities to our various stakeholder groups.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and supersedes or amends other related authoritative literature although it retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) also requires the acquirer to expense costs relating to any acquisitions that close after December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, which, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements about fair value measurements. SFAS No. 157 applies to those accounting pronouncements that require or permit the use of fair value measurements for recognition or disclosure purposes and to those accounting pronouncements that require fair value measurements for other reasons such as the requirement to measure reporting units at fair value for annual goodwill impairment testing. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items would include, for example, reporting units measured at fair value in a goodwill impairment test as mentioned above and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS No. 157 for those assets and liabilities not subject to the delayed adoption provision of FSP 157-2. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated financial statements. For additional disclosures about fair value measurements, see Note 4 of Notes to Condensed Consolidated Financial Statements. The Company does not anticipate that the adoption of the remaining provisions of SFAS No. 157 in the first quarter of 2009 (subject to the delayed adoption provision of FSP 157-2) would have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, it also changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to both the parent and the noncontrolling interest with separate disclosure of each component on the face of the consolidated income statement. It does not, however, impact the calculation of net income per share as such calculation will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied except that the presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company has not yet determined the impact that SFAS No. 160 will have on its consolidated financial statements.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As described in Note 10 of Notes to Condensed Consolidated Financial Statements, on May 12, 2008, Lazard Ltd issued 2,321,909 shares of Class A common stock in reliance on Section 4(2) of the Securities Act of 1933 (transactions not involving a public offering) in connection with the exchange of 2,321,909 common membership interests of Lazard Group held by certain members of LAZ-MD Holdings as provided for in the Master Separation Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC and other related documents.

Issuer Repurchases of Equity Securities

The following table sets forth information regarding Lazard’s purchases of its Class A common stock on a monthly basis during the second quarter of 2008. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2008 – April 30, 2008	—	—	—	$ 89.1 million
May 1, 2008 – May 31, 2008	1,037,200	$36.94	1,037,200	$250.8 million
June 1, 2008 – June 30, 2008	208,000	$36.86	208,000	$243.1 million

Total	1,245,200	$36.93	1,245,200

(1)	From the inception of our share repurchase program in February 2006, the Board of Directors of Lazard Ltd has authorized on a cumulative basis the repurchase of up to $500 million in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2009 (including an additional $200 million on May 5, 2008). The share repurchase program will be used primarily to offset a portion of the shares to be issued under Lazard Ltd’s 2005 Equity Incentive Plan and the 2008 Incentive Compensation Plan (which was approved by the stockholders of Lazard Ltd on May 6, 2008). Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 6, 2008, Lazard Ltd held its Annual General Meeting of Shareholders at which the shareholders voted upon (i) the re-election of Bruce Wasserstein, Ronald J. Doerfler and Michael J. Turner, to the Board of Directors as Class 1 directors, each for a three-year term, (ii) the 2008 Incentive Compensation Plan, (iii) amendments to our Bye-laws to modify and reduce certain requirements relating to actions adversely affecting the employment of our Chairman and Chief Executive Officer and (iv) the ratification of the appointment of Deloitte & Touche LLP as Lazard’s independent registered public accounting firm for 2008 and authorization of Lazard’s Board of Directors, acting by its Audit Committee, to set their remuneration.

The shareholders re-elected all three directors, approved the 2008 Incentive Compensation Plan, approved the amendments to our Bye-laws and approved the ratification of the appointment of Deloitte & Touche LLP as Lazard’s independent registered public accounting firm for 2008. On each matter voted upon, the Class A common stock and Class B common stock voted together as a single class. The number of votes cast for, against or withheld and the number of abstentions with respect to each matter voted upon, as applicable, is set forth below.

	For	Against/ Withheld	Abstain	Broker Non-Votes
1. Election of Directors:
Bruce Wasserstein	84,935,538	1,424,034	*	*
Ronald J. Doerfler	84,962,909	1,396,663	*	*
Michael J. Turner	81,745,433	4,614,139	*	*

2. Approve the 2008 Incentive Compensation Plan	48,627,029	31,074,798	529,908	6,127,837

	For	Against/ Withheld	Abstain	Broker Non-Votes
3. Approve amendments to our Bye-laws to modify and reduce certain requirements relating to actions adversely affecting the employment of our chairman and Chief Executive Officer	84,345,413	1,155,367	858,792	*

4. Ratification of the appointment of Deloitte & Touche LLP as Lazard’s independent registered public accounting firm for 2008 and authorization of Lazard’s Board of Directors, acting by its Audit Committee, to set their remuneration	85,924,281	320,873	114,418	*

*	Not applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Master Separation Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

2.2

Amendment No. 1, dated as of November 6, 2006, to the Master Separation Agreement,

dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

2.3	Second Amendment dated as of May 7, 2008, to the Master Separation Agreement dated as of May 10, 2005, as amended, by and among Lazard Ltd, Lazard Group LLC and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 8, 2008).

2.4	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

3.1	Certificate of Incorporation and Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.2	Certificate of Incorporation in Change of Name of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.3	Amended and Restated Bye-laws of Lazard Ltd (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

3.4	First Amendment to Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 9, 2008).

4.1	Form of Specimen Certificate for Class A common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

4.2	Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.3	Amended and Restated Third Supplemental Indenture, dated as of May 15, 2008, by and among Lazard Group LLC and The Bank of New York, as trustee (and incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K (Commission File No. 333-126751) filed on May 16, 2008).

4.4	Fourth Supplemental Indenture, dated as of June 21, 2007, between Lazard Group LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on June 22, 2007).

4.5	Form of Senior Note (included in Exhibit 4.3).

10.1	Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006, by and among LAZ-MD Holdings LLC, the Registrant and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.2	First Amendment dated as of May 7, 2008, to the Amended and Restated Stockholders’ Agreement dated as of November 6, 2006, between LAZ-MD Holdings LLC and Lazard Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 9, 2008).

10.3	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.4	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

10.5	Amendment No. 2 dated as of May 7, 2008, to the Operating Agreement of Lazard Group LLC dated as of May 10, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 8, 2008).

10.6	Tax Receivable Agreement, dated as of May 10, 2005, by and among Ltd Sub A, Ltd Sub B and LFCM Holdings LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.7	Employee Benefits Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8	Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9	License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company, LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co. Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.10	Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.11	Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.12	First Amended and Restated Limited Liability Company Agreement of Lazard Asset Management LLC, dated as of January 10, 2003 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.13	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.14	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.15	Lease with an Option to Purchase, dated as of July 11, 1990, by and between Sicomibail and Finabail and SCI du 121 Boulevard Hausmann (English translation) (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.16	Occupational Lease, dated as of August 9, 2002, Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.17*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.18*	Lazard Ltd’s 2008 Incentive Compensation Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.19*	2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.20*	Amended and Restated Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of January 29, 2008, by and among Lazard Ltd, Lazard Group LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report (File No. 001-32492) on Form 8-K filed on February 1, 2008).

10.21*	Agreement Relating to Reorganization of Lazard, dated as of May 10, 2005, by and among Lazard LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.22*	Amended and Restated Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 7, 2008, by and among the Registrant, Lazard Group LLC and Steven J. Golub (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report (File No. 001-32492) on Form 8-K filed on May 8, 2008).

10.23*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for, each of Michael J. Castellano, Scott D. Hoffman and Charles G. Ward III (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.24*	Form of First Amendment dated as of May 7, 2008, to Agreement Relating to Retention and Noncompetition and Other Covenants dated as of May 4, 2005, for each of Michael J. Castellano, Scott D. Hoffman and Charles G. Ward, III (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 8, 2008).

10.25*	Agreements Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.26*	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.27*	Acknowledgement Letter, dated as of November 6, 2006, from Lazard Group LLC to certain managing directors of Lazard Group LLC modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.28	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.29	Registration Rights Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.30	Letter Agreement, dated as of May 10, 2005, with Bruce Wasserstein family trusts (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.31	Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.32	First Amendment, dated as of March 28, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.34 to Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.33	Second Amendment, dated as of May 17, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8- K (File No. 001-32492) filed on May 17, 2006).

10.34	Third Amendment, dated as of June 18, 2007, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on June 22, 2007).

10.35*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.36*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.37*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492 filed on January 26, 2006).

10.38	Termination Agreement dated as of March 31, 2006, by and among Banca Intesa S.p.A., Lazard Group LLC, and Lazard & Co. S.r.l. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on April 4, 2006).

10.39	Amended and Restated $150 Million Subordinated Convertible Promissory Note due 2018, issued by Lazard Funding LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 17, 2006).

10.40	Amended and Restated Guaranty of Lazard Group LLC to Banca Intesa S.p.A., dated as of May 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 17, 2006).

10.41*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.42*	First Amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 1, 2007).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Bruce Wasserstein.

31.2	Rule 13a-14(a) Certification of Michael J. Castellano.

32.1	Section 1350 Certification for Bruce Wasserstein.

32.2	Section 1350 Certification for Michael J. Castellano.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2008

LAZARD LTD

By:	/s/ Bruce Wasserstein
Name: Bruce Wasserstein Title: Chairman and Chief Executive Officer

By:	/s/ Michael J. Castellano
Name: Michael J. Castellano Title: Chief Financial Officer