Form 10-Q
period 2008-09-30
Lazard Ltd
filed 2008-11-04
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 30, 2008, there were 76,029,301 shares of the registrant’s Class A common stock (including 6,822,444 shares held by a subsidiary) and one share of the registrant’s Class B common stock outstanding.

When we use the terms “Lazard”, “we”, “us”, “our”, and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd has no material assets other than indirect ownership as of September 30, 2008 of approximately 62.2% of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(UNAUDITED)

(dollars in thousands, except for per share data)

	September 30, 2008	December 31, 2007

ASSETS
Cash and cash equivalents	$774,948	$1,055,844
Cash segregated for regulatory purposes or deposited with clearing organizations	10,649	24,585

Receivables—net:
Banks	655,737	495,821
Fees	366,492	520,883
Customers and other	162,828	50,187
Related parties	9,361	30,287

	1,194,418	1,097,178

Investments:
Debt	378,229	585,433
Equities	112,016	333,796
Other	245,680	169,612

	735,925	1,088,841

Property (net of accumulated amortization and depreciation of $219,292 and $208,153 at September 30, 2008 and December 31, 2007, respectively)	179,987	185,509

Goodwill and other intangible assets (net of accumulated amortization of $25,775 and $21,523 at September 30, 2008 and December 31, 2007, respectively)	186,235	187,909
Other assets	242,577	200,547

Total assets	$3,324,739	$3,840,413

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(UNAUDITED)

(dollars in thousands, except for per share data)

	September 30, 2008	December 31, 2007
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$873,665	$858,733
Accrued compensation and benefits	137,427	498,058
Senior debt	1,150,000	1,587,500
Capital lease obligations	28,298	27,122
Related party payables	21,779	26,707
Other liabilities	571,253	569,179
Subordinated debt	150,000	150,000

Total liabilities	2,932,422	3,717,299
Commitments and contingencies
Minority interest	98,985	52,775

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - 31,975 and 36,607 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Series B - none and 277 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 76,009,211 and 51,745,825 shares issued at September 30, 2008 and December 31, 2007, respectively, including shares held by a subsidiary as indicated below)	760	517
Class B, par value $.01 per share (1 share authorized, 1 share issued and outstanding at September 30, 2008 and December 31, 2007)	—	—
Additional paid-in-capital	366,712	(161,924)
Retained earnings	192,361	248,551
Accumulated other comprehensive income (loss), net of tax	(11,715)	52,491

	548,118	139,635
Less - Class A common stock held by a subsidiary, at cost (6,822,444 and 1,712,846 shares at September 30, 2008 and December 31, 2007, respectively)	(254,786)	(69,296)

Total stockholders’ equity	293,332	70,339

Total liabilities, minority interest and stockholders’ equity	$3,324,739	$3,840,413

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUE
Investment banking and other advisory fees	$260,708	$369,857	$ 736,863	$ 813,145
Money management fees	155,920	164,405	479,701	448,749
Interest income	23,590	23,832	67,527	64,507
Other	(754)	22,028	7,869	105,066

Total revenue	439,464	580,122	1,291,960	1,431,467
Interest expense	33,644	38,074	110,673	98,861

Net revenue	405,820	542,048	1,181,287	1,332,606

OPERATING EXPENSES
Compensation and benefits	432,777	323,152	906,359	792,236
Occupancy and equipment	22,872	21,462	74,643	65,436
Marketing and business development	18,368	16,898	64,052	50,264
Technology and information services	17,683	15,204	51,013	41,971
Professional services	16,017	13,166	45,521	35,695
Fund administration and outsourced services	8,569	6,074	21,712	15,042
Amortization of intangible assets related to acquisitions	507	18,156	4,252	18,156
Other	23,740	9,350	42,688	27,789

Total operating expenses	540,533	423,462	1,210,240	1,046,589

OPERATING INCOME (LOSS)	(134,713)	118,586	(28,953)	286,017

Provision for income taxes	8,304	28,284	31,254	65,658

INCOME (LOSS) BEFORE MINORITY INTEREST	(143,017)	90,302	(60,207)	220,359
Minority interest in net income (loss)	(66,060)	50,035	(25,366)	124,442

NET INCOME (LOSS)	$(76,957)	$ 40,267	$ (34,841)	$ 95,917

WEIGHTED AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING:
Basic	66,002,049	51,078,444	57,466,364	51,318,879
Diluted	66,002,049	116,344,656	57,466,364	61,879,027

NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK:
Basic	$(1.17)	$0.79	$(0.61)	$1.87

Diluted	$(1.17)	$0.73	$(0.61)	$1.72

DIVIDENDS PAID PER SHARE OF CLASS A COMMON STOCK	$0.10	$0.09	$0.30	$0.27

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

(dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(34,841)	$95,917
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash charges (credits) included in net income (loss):
Depreciation and amortization of property	15,338	11,691
Amortization of deferred expenses, stock units and interest rate hedge	186,994	78,689
Amortization of intangible assets related to acquisitions	4,252	18,156
Minority interest in net income (loss)	(25,366)	124,442
Stock portion of charge related to LAM Merger	64,305	—
(Increase) decrease in operating assets:
Cash segregated for regulatory purposes or deposited with clearing organizations	13,989	(12,073)
Receivables-net	(129,862)	274,167
Investments	453,143	(235,226)
Other assets	(45,855)	(43,445)
Increase (decrease) in operating liabilities:
Deposits and other payables	36,471	(348,919)
Accrued compensation and benefits and other liabilities	(379,301)	(83,968)

Net cash provided by (used in) operating activities	159,267	(120,569)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses in 2007, net of cash acquired of $19,002, and equity method investments	(74,855)	(135,385)
Additions to property	(12,444)	(10,524)
Disposals of property	470	1,795
Purchases of available-for-sale securities	(146,959)	—
Proceeds from sales/maturities of available-for-sale securities	91,430	—

Net cash used in investing activities	(142,358)	(144,114)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Short-term borrowings-net	7,233	1,794
Senior debt, net of expenses	—	593,478
Issuance of Class A common stock	437,500	—
Other financing activities	353	—
Payments for:
Senior debt	(437,488)	(96,000)
Subordinated debt	—	(50,000)
Capital lease obligations	(2,317)	(1,030)
Repurchase of common membership interests from members of LAZ-MD Holdings	(2,559)	(21,840)
Distributions to minority interests	(62,377)	(86,752)
Repurchase of Class A common stock	(209,353)	(68,052)
Class A common stock dividends	(16,184)	(13,812)
Settlement of vested RSUs and DSUs	(4,105)	(21)

Net cash provided by (used in) financing activities	(289,297)	257,765

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8,508)	(3,443)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(280,896)	(10,361)
CASH AND CASH EQUIVALENTS—January 1	1,055,844	969,483

CASH AND CASH EQUIVALENTS—September 30	$774,948	$959,122

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Supplemental investing non-cash transaction:
Preferred stock and Class A common stock issued/issuable in connection with acquisitions of businesses	$9,282	$46,716

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008

(UNAUDITED)

(dollars in thousands)

	Preferred Stock						Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By A Subsidiary		Total Stockholders’ Equity
	Series A		Series B		Common Stock
	Shares	$	Shares	$	Shares(*)	$				Shares	$
Balance - January 1, 2008	36,607	$—	277	$—	51,745,826	$517	$(161,924)	$248,551	$52,491	1,712,846	$(69,296)	$70,339

Comprehensive income (loss):
Net income (loss)								(34,841)				(34,841)
Other comprehensive income (loss) - net of tax:
Currency translation adjustments									(54,016)			(54,016)
Amortization of interest rate hedge									825			825
Available-for-sale securities:
Net unrealized loss									(15,619)			(15,619)
Adjustment for items reclassified to earnings									5			5
Employee benefit plans:
Net actuarial gain									93			93
Adjustment for items reclassified to earnings									(681)			(681)

Comprehensive income (loss)												(104,234)

Class A common stock issued/issuable in connection with prior business acquisitions and related amortization					203,890	2	12,130					12,132
Conversion of Series A and Series B preferred stock issued in connection with prior business acquisition into Class A common stock	(4,632)	—	(277)	—	430,169	4	(4)					—
Class A common stock issuable in connection with LAM Merger							64,305					64,305
Repurchase of common membership interest from LAZ-MD Holdings							(2,559)					(2,559)
Amortization of stock units							179,098					179,098
RSU and DSU dividend-equivalents							5,159	(5,165)				(6)
Class A common stock dividends								(16,184)				(16,184)
Purchase of Class A common stock by a subsidiary										5,734,413	(209,353)	(209,353)
Lazard Group delivery of Class A common stock for settlement of vested RSUs and DSUs							(27,968)			(624,815)	23,863	(4,105)
Class A common stock issued in connection with the settlement of the purchase contracts forming part of the ESUs					14,582,750	146	437,354					437,500
Class A common stock issued in exchange for Lazard Group common membership interests					2,645,046	27	(27)					—
Class A common stock issued upon exchange for Lazard Group common membership interests in connection with secondary offering					6,401,531	64	(64)					—
Other							359					359
Adjustment to reclassify minority interest share of stockholders’ equity to minority interest							(139,147)		5,187			(133,960)

Balance - September 30, 2008	31,975	$—	—	$—	76,009,212	$760	$366,712	$192,361	$(11,715)	6,822,444	$(254,786)	$293,332

(*)

Includes 51,745,825 and 76,009,211 shares of the Company’s Class A common stock issued at January 1, 2008 and September 30, 2008, respectively, and 1 share of the Company’s Class B common stock at each such date.

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

Lazard Ltd held approximately 62.2% and 48.3% of all outstanding Lazard Group common membership interests as of September 30, 2008 and December 31, 2007, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group. Lazard Group is governed by an Operating Agreement dated as of May 10, 2005, as amended (the “Operating Agreement”).

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

2.    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Lazard Ltd have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Ltd’s annual report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”). The accompanying December 31, 2007 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that Lazard may undertake in the future, actual results may differ materially from the estimates. The consolidated results of operations for the three month and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

3.    RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaced SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and supersedes or amends other related authoritative literature although it retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also established principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) also requires the acquirer to expense costs relating to any acquisitions that close after December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements about fair value measurements. SFAS No. 157 applies to those accounting pronouncements that require or permit the use of fair value measurements for recognition or disclosure purposes and to those accounting pronouncements that require fair value measurements for other reasons such as the requirement to measure reporting units at fair value for annual goodwill impairment testing. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items would include, for example, reporting units measured at fair value in a goodwill impairment test as mentioned above and

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS No. 157 for those assets and liabilities not subject to the delayed adoption provision of FSP 157-2. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated financial statements. For additional disclosures about fair value measurements, see Note 5 of Notes to Condensed Consolidated Financial Statements. The Company does not anticipate that the adoption of the remaining provisions of SFAS No. 157 in the first quarter of 2009 (subject to the delayed adoption provision of FSP 157-2) will have a material impact on the Company’s consolidated financial statements.

On September 30, 2008, the SEC’s Office of the Chief Accountant and the FASB staff jointly issued interpretive guidance on the application of SFAS No. 157 with respect to estimating the fair value of financial instruments in the current market environment. The release also provides clarification of the factors that should be considered when determining when investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”) are other than temporarily impaired such that an impairment charge must be recognized through earnings. On October 10, 2008, the FASB issued FSP FAS 157-3, which provided additional interpretative guidance on the application of SFAS No. 157 in markets that are not active. FSP FAS 157-3 was effective upon issuance, including for prior periods for which financial statements have not yet been issued. The issuance of interpretative guidance on the application of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, it also changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to both the parent and the noncontrolling interest with separate disclosure of each component on the face of the consolidated income statement. It does not, however, impact the calculation of net income per share as such calculation will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied except that the presentation and disclosure requirements shall be applied retrospectively for all periods presented. Except for changes in financial statement presentation, the Company does not anticipate that the adoption of SFAS No. 160 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”), to enhance the current disclosure framework in SFAS No. 133 for derivative instruments and hedging activities. Entities will be required to provide

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods upon initial adoption. The Company does not anticipate the adoption of SFAS No. 161 will have a material impact on its disclosures of derivative instruments and hedging activities.

4.    RECEIVABLES—NET

Receivables—net is comprised of receivables from banks, which represent those related to LFB’s short-term inter-bank lending with registered banks, fees, customers and other, including those related to LFB’s lending and collateralized financing activities, and related parties.

Customers and other receivables at September 30, 2008 also includes a $77,644 receivable from the Reserve Primary Fund (the “Primary Fund”), a money market fund based in New York. As of September 15, 2008, the Company held an investment in the Primary Fund. On September 15 and 16, 2008, the Company requested the redemption of its entire investment. Effective September 17, 2008, before the Company’s investment was redeemed, the SEC issued an order temporarily suspending the Primary Fund’s obligation to honor redemption requests and calling for the orderly winding up of the Primary Fund and the ultimate disposition of the holdings of all investors in the Primary Fund. At the present time, the Primary Fund is engaged in the liquidation of its assets for distribution to investors under the supervision of the SEC. The Company expects to receive the full amount of its receivable relating to its investment in the Primary Fund, but it is possible that the process of liquidating the Primary Fund may ultimately result in some diminution in value of the Company’s investment position. The Company is closely monitoring the situation and reserving all of its rights. On October 31, 2008, the Company received its first partial redemption aggregating $39,431.

5. FAIR	VALUE MEASUREMENTS

Lazard accounts for its investments (other than equity method investments), securities sold not yet purchased and derivative instruments at fair value based on various accounting guidance, including SFAS No. 115, SFAS No. 133 and applicable industry guidance, such as broker-dealer accounting guidance. Lazard accounts for its equity method investments under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The Company’s investments and securities sold, not yet purchased consist of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Debt:
Bonds - Corporate	$326,546	$534,825
Non-U.S. Government and agency securities	51,683	50,608

	378,229	585,433

Equities	112,016	333,796

Other:
Interest in LAM alternative asset management funds:
GP interests owned by Lazard	40,963	43,313
GP interests consolidated by Lazard	34,962	51,493
Private equity investments	93,778	74,051
Equity method investments	75,977	755

	245,680	169,612

Total investments	735,925	1,088,841
Less equity method investments	75,977	755

Investments, at fair value	$659,948	$1,088,086

Securities sold, not yet purchased (included in “other liabilities”)	$7,485	$21,864

Debt securities primarily consist of investments by LFB which typically holds them long-term, as part of its asset-liability management program. Debt securities are accounted for as either trading or available-for-sale securities at September 30, 2008 and December 31, 2007 as follows:

	September 30, 2008	December 31, 2007
Trading securities:
Bonds - Corporate	$5,984	$462,472
Non-U.S. Government and agency securities	51,683	50,608

	57,667	513,080
Available-for-sale securities:
Bonds - Corporate	320,562	72,353

Total debt securities	$378,229	$585,433

Effective July 1, 2008, certain debt securities held by LFB with a carrying value of $236,999, which were previously designated as “trading” securities were re-designated as “available-for-sale” securities as permitted under SFAS No. 115. Such re-designation represents a non-cash transaction between “trading” and “available-for-sale” securities. During the three month period ended September 30, 2008, the Company recorded markdowns of $15,934 related to such re-designated debt securities, which are included in “accumulated other comprehensive income (loss)”.

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

LFNY was a party to a Prime Brokerage Agreement with Lehman Brothers Inc. (“LBI”) for certain accounts involving investment strategies managed by LAM. On September 9, 2008, LAM requested a transfer of such accounts, of which $11,368 was not received. On September 15, 2008, Lehman Brothers Holdings, Inc., the ultimate parent company in the Lehman group, filed for protection under Chapter 11 of the United States Bankruptcy Code and a number of Lehman group entities in the UK entered into administration proceedings under the Insolvency Act 1986. In addition, the Securities Investor Protection Corporation (“SIPC”) commenced liquidation proceedings on September 19, 2008 pursuant to the Securities Investor Protection Act of 1970, as amended, with respect to LBI. The administration and the evolving situation and proceedings expose Lazard to possible loss due to counterparty credit and other risk. We have fully reserved the entire amount of such possible loss as of September 30, 2008. We are actively seeking recovery of all amounts.

Interests in LAM alternative asset management funds represent (i) general partnership (“GP”) interests owned by Lazard in LAM-managed hedge funds and (ii) GP interests consolidated by Lazard pertaining to minority interests in LAM alternative asset management funds. Such minority interests represent GP interests held directly by certain of our LAM managing directors or employees of the Company but controlled by Lazard. The associated minority interest is included in “minority interest” on the condensed consolidated statements of financial condition (see Note 6 of Notes to Condensed Consolidated Financial Statements).

Private equity investments are comprised of investments in private equity funds and direct private equity interests.

Equity method investments include investments made in the first quarter of 2008 in Sapphire Industrials Corp. (“Sapphire”) (see Note 11 of Notes to Condensed Consolidated Financial Statements) and Merchant Bankers Asociados, an Argentina-based financial advisory services firm with offices across Central and South America and the parent company of MBA Banco de Inversiones.

The table below represents the fair values of the Company’s derivative assets and liabilities, which may include interest rate swaps, foreign exchange rate contracts and equity swaps, and are reported within “other assets” and “other liabilities” on the accompanying condensed consolidated statements of financial condition, respectively, as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Total derivative assets	$19,993	$9,840

Total derivative liabilities	$11,120	$4,488

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

In accordance with SFAS No. 157, Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

Level 1.	Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Lazard has the ability to access.

Level 2.	Assets and liabilities whose values are based on quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in non-active markets or inputs other than quoted prices that are directly observable or derived principally from or corroborated by market data.

Level 3.	Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. Lazard’s Level 3 assets primarily consist of private equity investments that are valued, in the absence of observable market prices, initially at cost, which is subsequently adjusted for additional capital raising transactions such as the issuance of new member interests or through a sale of existing equity to a third party or other events that are indicative of fair value. In the absence of third party transactions, the carrying value of such investments may be adjusted if it is determined that the expected realizable value of the investment differs from the carrying value. In reaching that determination, consideration is given to many factors including, but not limited to, the operating cash flows and financial performance of the investee, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features, liquidation preferences or restrictions. With respect to the majority of private equity investments, Lazard utilizes information derived from fund managers for the determination of such fair values.

The following table presents Lazard’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2008.

	Fair Value Measurements on a Recurring Basis
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt	$57,667	$320,562	$—	$378,229
Equities	94,110	14,430	3,476	112,016
Other (excluding equity method investments):
Interest in LAM alternative asset management funds:
GP interests owned by Lazard	—	40,963	—	40,963
GP interests consolidated by Lazard	—	34,962	—	34,962
Private equity investments	—	—	93,778	93,778
Derivatives	—	19,993	—	19,993

Total Assets	$151,777	$430,910	$97,254	$679,941

Liabilities:
Securities sold not yet purchased	$7,485	$—	$—	$7,485
Derivatives	—	11,120	—	11,120

Total Liabilities	$7,485	$11,120	$—	$18,605

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table provides a summary of changes in fair value of Lazard’s Level 3 assets and liabilities for the three month and nine month periods ended September 30, 2008.

	Level 3 Assets and Liabilities For the Three Month Period Ended September 30, 2008
	Beginning Balance	Unrealized/ Realized Gains (Losses) Included In Other Revenue	Net Purchases, Issuances and Settlements	Foreign Currency Translation Adjustments	Ending Balance

Level 3 Assets:
Investments:
Equities	$4,465	$(372)	$(226)	$(391)	$3,476
Private equity investments	96,055	(920)	3,020	(4,377)	93,778

Total Level 3 Assets	$100,520	$(1,292)	$2,794	$(4,768)	$97,254

	Level 3 Assets and Liabilities For the Nine Month Period Ended September 30, 2008
	Beginning Balance	Unrealized/ Realized Gains (Losses) Included In Other Revenue	Net Purchases, Issuances and Settlements	Foreign Currency Translation Adjustments	Ending Balance

Level 3 Assets:
Investments:
Equities	$4,469	$(411)	$(492)	$(90)	$3,476
Private equity investments	74,051	1,001	21,054	(2,328)	93,778

Total Level 3 Assets	$78,520	$590	$20,562	$(2,418)	$97,254

There were realized gains of $801 included in income during the three month and nine month periods ended September 30, 2008 with respect to Level 3 assets and liabilities.

6.	MINORITY INTEREST

As of September 30, 2008 and December 31, 2007, LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by Lazard Group’s historical managing directors, held approximately 37.8% and 51.7%, respectively, of the outstanding Lazard Group common membership interests. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Lazard Ltd Class B common stock which provided LAZ-MD Holdings with approximately 37.8% and 51.7% of the voting power but no economic rights in Lazard Ltd at September 30, 2008 and December 31, 2007, respectively. Subject to certain limitations, LAZ-MD Holdings interests in Lazard Group are exchangeable for Lazard Ltd Class A common stock, par value $0.01 per share (“Class A common stock”).

The Company records either a charge or (credit) to minority interest in net income (loss) relating to LAZ-MD Holdings’ ownership interest in Lazard Group with such minority interest in net income (loss) amounting to $(57,899) and $(15,596) for the three month and nine month periods ended September 30, 2008, respectively, and $47,512 and $116,361 for the three month and nine month periods ended September 30, 2007, respectively. At September 30, 2008, the balance of such minority interest, $63,059, is classified within “minority interest” in the

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

accompanying condensed consolidated statement of financial condition. At December 31, 2007, the Company classified LAZ-MD Holdings’ ownership of Lazard Group’s common membership interests as a reduction of the Company’s “additional paid-in-capital” rather than as “minority interest” since the balance of such minority interest, ($14,120), was negative. See Note 12 of Notes to Condensed Consolidated Financial Statements with respect to distributions paid to LAZ-MD Holdings.

The following table summarizes the changes in ownership interests in Lazard Group held by Lazard Ltd and LAZ-MD Holdings subsequent to January 1, 2007, including information for the nine month periods ended September 30, 2008 and 2007:

	Lazard Ltd		LAZ-MD Holdings		Total Lazard Group Common Membership Interests
	Common Membership Interests	% Ownership	Common Membership Interests	% Ownership
Balance, January 1, 2007	51,554,068	47.9%	56,098,448	52.1%	107,652,516
Activity January 1, 2007 to September 30, 2007:
Repurchase of common membership interests from LAZ-MD Holdings	—		(583,899)		(583,899)
Exchanges of common membership interests for Class A common stock	191,757		(191,757)

Balance, September 30, 2007	51,745,825	48.3%	55,322,792	51.7%	107,068,617

Balance, January 1, 2008 (*)	51,745,825	48.3%	55,322,792	51.7%	107,068,617
Activity January 1, 2008 to September 30, 2008:
Exchanges of common membership interests for Class A common stock	2,645,046		(2,645,046)		—
Common membership interests issued in connection with the settlement of the purchase contracts related to the ESUs (see Note 10)	14,582,750		—		14,582,750
Common membership interests issued in connection with acquisitions (see Note 8)	634,059		—		634,059
Common membership interests exchanged in connection with the secondary offering (see Note 12)	6,401,531		(6,401,531)		—
Repurchase of common membership interests from LAZ-MD Holdings	—		(71,852)		(71,852)

Balance, September 30, 2008	76,009,211	62.2%	46,204,363	37.8%	122,213,574

(*)	There were no changes in ownership interests in Lazard Group held by Lazard Ltd and LAZ-MD Holdings in the three month period ended December 31, 2007.

Minority interest also includes minority interests in various LAM-related GP interests that the Company controls but does not wholly own. As a result of consolidating these entities, the Company recognizes the portion of income not associated with the Company’s ownership as minority interest. At December 31, 2007, minority interest also includes minority interests in LAM (see Note 7 of Notes to Condensed Consolidated Financial Statements).

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

7.	LAM MERGER TRANSACTION

On September 25, 2008, pursuant to a definitive merger agreement dated August 14, 2008, the Company, LAM and Laz Sub I, LLC, a newly formed subsidiary of LFNY, completed the merger of Laz Sub I, LLC with and into LAM (the “LAM Merger”). Lazard’s after-tax income was reduced by $108,628 in connection with the LAM Merger, consisting of compensation and benefits expense of $197,550 related to the equity interests of LAM held by present and former employees of LAM, as described below, and $2,000 of non-compensation-related transaction costs (together aggregating to a reduction of operating income of $199,550), with these charges partially offset by income tax and minority interest credits of $7,427 and $83,495, respectively. In addition, the LAM Merger is expected to result in annual pre-tax charges of approximately $7,000 per year through October 31, 2011.

The common equity interests of LAM were held by LFNY and certain other equity interests of LAM, representing contingent payments should a fundamental transaction occur, as described below, were held by present and former employees of LAM. Following the LAM Merger, all equity interests of LAM are owned directly or indirectly by LFNY. As more fully discussed in the Company’s Form 10-K, the equity interests of LAM that were held, prior to the LAM Merger, by present and former employees of LAM and its subsidiaries (and certain related phantom rights issued as incentive compensation) entitled the holders to payments totaling approximately 23% of the net proceeds or imputed valuation of LAM (after deductions for payments to creditors of LAM and the return of capital in LAM) in connection with certain specified fundamental transactions concerning LAM or Lazard, including a sale of LAM or Lazard, certain non-ordinary course asset sales and major acquisitions.

The aggregate non-contingent consideration to be paid as part of the LAM Merger with respect to the equity interests of LAM (and the phantom rights referred to above) held by present and former employees of LAM and its subsidiaries (the “Transaction Consideration”) consists of (i) a cash payment on or about the closing of the LAM Merger (and, in certain cases, on January 2, 2009) of $60,232, (ii) a cash payment on October 31, 2011 of $90,348 and (iii) an issuance on October 31, 2011 of 2,201,457 shares of our Class A common stock (plus additional shares of Class A common stock in an amount determined by reference to the cash dividends paid on our Class A common stock since the closing of the LAM Merger, if any), subject, in the case of clause (ii) and (iii) and with respect to certain present employees of LAM and its subsidiaries, to delayed payment/issuance until the eighth anniversary of the closing of the LAM Merger if the applicable employee is no longer employed by Lazard or its affiliates on October 31, 2011, subject to certain exceptions. The merger agreement also generally provides that if there is a change in control of the Company or a sale of LAM, any and all of the Transaction Consideration will be payable as of the date of such change in control. The related liabilities for the present value of the cash consideration have been recorded in accrued compensation and benefits and other liabilities, in the amounts of $23,322 and $108,423, respectively.

8.	BUSINESS ACQUISITIONS

On August 13, 2007, Lazard Group acquired all of the outstanding ownership interests of Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies. On July 31, 2007, Lazard Ltd acquired all of the outstanding shares of Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”), an Australia-based financial advisory firm, and concurrently sold such investment to Lazard Group. These purchases were effected though an exchange of a combination of cash, Class A common stock, and by Lazard Ltd issuing 36,607 shares of non-participating convertible Series A preferred stock and 277 shares of non-participating convertible Series B preferred stock (the “Series A preferred stock” and “Series B preferred stock”, respectively, which are or were each convertible into Class A common stock). The total

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

number of Class A common shares to be issued in connection with the acquisitions will depend, in part, upon the future performance of each of GAHL and CWC. See Note 12 of Notes to the Condensed Consolidated Financial Statements for additional information regarding the Series A preferred stock and Series B preferred stock.

The aggregate non-contingent consideration relating to the GAHL and the CWC acquisitions (before transaction costs) consisted of cash and Lazard Ltd stock and aggregated approximately $216,200 and $206,900 as of September 30, 2008 and December 31, 2007, respectively. At September 30, 2008 and December 31, 2007, 981,392 and 815,558 shares of Class A common stock were issuable on a non-contingent basis, respectively. Additionally, at September 30, 2008 and December 31, 2007, 7,523 and 12,155 shares of Series A preferred stock, respectively, and, at December 31, 2007, 277 shares of Series B preferred stock were convertible into Class A common shares on a non-contingent basis, with the number of Class A common shares dependent, in part, upon future prices of the Class A common stock. At September 30, 2008 and December 31, 2007, 960,263 and 1,329,987 shares of Class A common stock, respectively, were contingently issuable and 24,452 shares of Series A preferred stock were contingently convertible into shares of Class A common stock as of each respective date, dependent upon the future performance of GAHL and CWC. A substantial portion of any contingent consideration will represent goodwill, and would be recognized in the periods through March 31, 2012, when all of such contingencies should have been resolved. The operating results related to the acquisitions described above are primarily included in the Company’s Financial Advisory segment.

The Class A common stock payable as consideration for the GAHL and CWC acquisitions is issuable over multi-year periods.

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at September 30, 2008 and December 31, 2007, which primarily pertain to the Company’s Financial Advisory segment, are described below.

	September 30, 2008	December 31, 2007
Goodwill	$181,024	$178,446
Other intangible assets (net of accumulated amortization)	5,211	9,463

	$186,235	$187,909

Changes in the carrying amount of goodwill for the nine month periods ended September 30, 2008 and 2007 are as follows:

	Nine Months Ended September 30,
	2008	2007
Balance, January 1	$178,446	$16,945
Business acquisitions (additional contingent consideration earned)	9,282	153,474
Foreign currency translation adjustments	(6,704)	726

Balance, September 30	$181,024	$171,145

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The gross cost and accumulated amortization as of September 30, 2008 and December 31, 2007, by major intangible asset category, is as follows:

	September 30, 2008			December 31, 2007
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success fee contracts	$23,969	$23,969	$—	$23,969	$20,783	$3,186
Management fees, customer relationships and non-compete agreements	7,017	1,806	5,211	7,017	740	6,277

	$30,986	$25,775	$5,211	$30,986	$21,523	$9,463

Amortization expense of intangible assets for the three month and nine month periods ended September 30, 2008 was $507 and $4,252, respectively. For each of the three month and nine month periods ended September 30, 2007, such charges amounted to $18,156. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense
2008 (October 1 through December 31)	$344
2009	1,272
2010	1,127
2011	903
2012	511
Thereafter	1,054

Total amortization expense	$5,211

10.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of September 30, 2008 and December 31, 2007:

	Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of
				September 30, 2008	December 31, 2007
Lazard Group 7.125% Senior Notes(a)	$550,000	2015	7.125%	$550,000	$550,000
Lazard Group 6.12% Senior Notes(b)	437,500	2008	6.12%	—	437,500
Lazard Group 6.85% Senior Notes(c)	600,000	2017	6.85%	600,000	600,000
Lazard Group Credit Facility(d)	150,000	2010	4.50%	—	—

Total				$1,150,000	$1,587,500

(a)	Concurrent with Lazard Ltd’s equity public offering on May 10, 2005, Lazard Group issued, in a private placement, $550,000 aggregate principal amount of 7.125% senior notes due May 15, 2015. On October 31, 2005, pursuant to an exchange offer, Lazard Group exchanged $546,000 in aggregate principal amount of its privately placed 7.125% senior notes for $546,000 in aggregate principal amount of its 7.125% senior notes (the “7.125% exchange notes”) that were registered under the Securities Act of 1933, as amended (the “Securities Act”). The 7.125% exchange notes are substantially identical to the privately placed 7.125% senior notes, except that the transfer restrictions applicable to the privately placed 7.125% senior notes do not apply to the 7.125% exchange notes.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

In connection with the issuance of the Lazard Group 7.125% senior notes, on April 1, 2005, Lazard Group entered into an interest rate forward agreement with a bank for a notional amount of $650,000 to ensure that the base rate (excluding market-driven credit spreads) on the Lazard Group 7.125% senior notes would be no greater than 4.5%. Lazard Group settled the interest rate forward agreement with the bank as of May 9, 2005, which required a payment by Lazard Group of $13,004. Of this amount, in accordance with SFAS No. 133, $11,003 was deemed to be the effective portion of the hedge and has been recorded within “accumulated other comprehensive income (loss), net of tax” and is being amortized as a charge to interest expense over the ten year term of the Lazard Group 7.125% exchange notes.

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

The terms of the ESUs provided for a remarketing of the 6.12% Senior Notes which commenced on May 2, 2008 (the “remarketing”). In connection with the remarketing, on May 15, 2008 (i) $437,488 aggregate principal amount of the 6.12% Senior Notes was purchased by Lazard Group, (ii) the stated maturity of the 6.12% Senior Notes was reset to May 15, 2010 and (iii) the interest rate on the 6.12% Senior Notes was reset to 4.00% per annum. The $12 aggregate principal amount of the 6.12% Senior Notes remaining outstanding has been reclassified to “other liabilities” on the condensed consolidated statement of financial condition at September 30, 2008.

On May 15, 2008, the purchase contracts were settled at the settlement rate and, in connection therewith, Lazard Ltd issued 14,582,750 shares of its Class A common stock. This resulted in an increase in Class A common stock and “additional paid-in-capital” of $146 and $437,354, respectively.

(c)	On June 21, 2007, Lazard Group completed a private placement of $600,000 aggregate principal amount of 6.85% senior notes due June 15, 2017. On August 16, 2007, pursuant to an exchange offer, Lazard Group exchanged $599,300 in aggregate principal amount of its privately placed 6.85% senior notes for $599,300 in aggregate principal amount of 6.85% senior notes (the “6.85% exchange notes”) that were registered under the Securities Act. The 6.85% exchange notes are substantially identical to the privately placed 6.85% senior notes, except that the transfer restrictions applicable to the privately placed 6.85% senior notes do not apply to the 6.85% exchange notes.

(d)	Lazard Group maintains a $150,000 senior revolving credit facility with a group of lenders. Interest rates under the credit facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of September 30, 2008 and December 31, 2007, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 4.50% and 5.75%, respectively. At September 30, 2008 and December 31, 2007, no amounts were outstanding under the Lazard Group credit facility.

Subordinated Debt—Subordinated debt at September 30, 2008 and December 31, 2007 amounted to $150,000 at both dates and arose in connection with the termination of a strategic alliance transaction in Italy on May 15, 2006. The amount outstanding consists of an amended $150,000 subordinated convertible note that is convertible into a maximum of 2,631,570 shares of Class A common stock at an effective conversion price of

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

$57 per share. The $150,000 subordinated convertible note matures on September 30, 2016 and has a fixed interest rate of 3.25% per annum. One third in principal amount became convertible after July 1, 2008, an additional one third after July 1, 2009 and the last one third after July 1, 2010, and no principal amount will be convertible after June 30, 2011. As of September 30, 2008, there have been no conversions of the $150,000 subordinated convertible note.

As of September 30, 2008 and December 31, 2007, the Company was in compliance with all obligations under its various senior and subordinated borrowing arrangements.

11.	COMMITMENTS AND CONTINGENCIES

Leases—Lazard has various leases and other contractual commitments arising in the ordinary course of business. In the opinion of management, the fulfillment of such commitments in accordance with their terms will not have a material adverse effect on Lazard’s consolidated financial position, results of operations or cash flows.

Guarantees—On March 12, 2007, Lazard entered into an agreement to guarantee to a foreign tax jurisdiction the deferred payment of certain income tax obligations and potential tax penalties of certain managing directors of Lazard Group, which, as of September 30, 2008, aggregate to $22,950. These managing directors have pledged their interests in LAZ-MD Holdings (which are exchangeable into shares of Class A common stock) and unsold shares of Class A common stock received in exchange for such interests to collateralize such guarantee, with the value of such collateral in each case exceeding the guarantee provided by Lazard.

In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At September 30, 2008, LFB had $11,885 of such indemnifications and held $9,363 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the condensed consolidated statement of financial condition.

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. The commitments have an expiration date and, once drawn upon, may require the counterparty to post collateral depending on the counterparty’s creditworthiness. Outstanding commitments at September 30, 2008 were $11,239. This amount may not represent future cash requirements as commitments may expire without being drawn upon.

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

Our investment in Sapphire is being accounted for using the equity method of accounting and is included in “investments—other” on the accompanying condensed consolidated statement of financial condition as of September 30, 2008.

See Notes 7 and 8 of Notes to Condensed Consolidated Financial Statements for information regarding commitments relating to the LAM Merger and business acquisitions, respectively.

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

In 2004, we received a request for information from the NASD as part of an industry investigation relating to gifts and gratuities, which was focused primarily on the Company’s former Capital Markets business, which business was transferred to LFCM Holdings as a part of the separation from Lazard Group on May 10, 2005. In addition, the Company received requests for information from various legal and regulatory authorities seeking information concerning gifts and entertainment involving an unaffiliated mutual fund company, which were also focused on that same business. On October 30, 2008, Lazard Capital Markets LLC (“LCM”), a wholly-owned, subsidiary of LFCM Holdings, entered into a settlement agreement with the SEC relating to this matter.

On September 8, 2008, an action was commenced in the Federal District Court for the Southern District of New York by Leslie Dick Worldwide, Ltd. and Leslie Dick arising out of the bankruptcy of Conseco Inc. The lawsuit names as defendants: George Soros, Soros Fund Management LLC, SFM Management LLC, Conseco Inc., Vornado Realty Trust, German American Capital Corp., Deutsche Bank AG, EastDil Secured LLC, Harry Macklowe, Fortress Investment Group LLC, Cerberus Capital Management, Kirkland & Ellis LLP, Fried, Frank, Harris, Shriver & Jacobson LLP, Carmel Fifth LLC, 767 Manager LLC, Donald J. Trump and LFNY. The complaint alleges RICO and antitrust violations by defendants in connection with the sale of Conseco’s assets, including the General Motors Building. Lazard believes that the lawsuit is without merit and does not state any

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

legally actionable claim against LFNY for any matter, including the court-authorized professional services LFNY rendered to Conseco. The plaintiffs previously sued, and lost, on a similar claim arising out of the same set of alleged facts in New York State court, resulting in a dismissal of his complaint by the state trial court and affirmance of that dismissal by the appellate court. LFNY was not named as a defendant in that state court action. LFNY may be indemnified by Conseco against any expenses, losses or damages that LFNY may incur in relation to this federal court action. Lazard intends to defend the lawsuit vigorously and will seek to have the claims against LFNY dismissed at the earliest opportunity.

12.	STOCKHOLDERS’ EQUITY

At September 30, 2008 and 2007, Lazard Group common membership interests held by subsidiaries of Lazard Ltd amounted to 62.2% and 48.3%, respectively, and by LAZ-MD Holdings amounted to 37.8% and 51.7%, respectively. Pursuant to provisions of its Operating Agreement, Lazard Group distributions in respect of its common membership interests are allocated to the holders of such interests on a pro rata basis. Such distributions represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and the members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. During the nine month periods ended September 30, 2008 and 2007, Lazard Group distributed $16,100 and $15,077, respectively, to LAZ-MD Holdings and $16,184 and $13,812, respectively, to the subsidiaries of Lazard Ltd, which latter amounts were used by Lazard Ltd to pay dividends to third party stockholders of its Class A common stock. In addition, during the nine month periods ended September 30, 2008 and 2007, Lazard Group made tax distributions of $83,358 and $103,839, respectively, including $39,205 and $57,197, respectively, paid to LAZ-MD Holdings and $44,153 and $46,642 respectively, paid to subsidiaries of Lazard Ltd.

On May 12, 2008 and August 7, 2008, Lazard Ltd issued 2,321,909 shares and 323,137 shares of Class A common stock, respectively, in connection with the exchange of a like number of common membership interests of Lazard Group held by certain members of LAZ-MD Holdings.

As described in more detail in Note 10 of Notes to Condensed Consolidated Financial Statements, on May 15, 2008 the Company issued 14,582,750 shares of its Class A common stock in connection with the settlement of the purchase contracts related to the ESUs.

On October 28, 2008, the Board of Directors of Lazard Ltd declared a quarterly dividend of $0.10 per share on its Class A common stock, totaling approximately $7,603, payable on November 28, 2008 to stockholders of record on November 7, 2008.

Pursuant to a Prospectus Supplement dated September 3, 2008, certain selling shareholders (the “Selling Shareholders”) of Lazard Ltd (which include current and former managing directors who hold LAZ-MD Holdings exchangeable interests and/or Class A common stock) offered to sell 6,442,721 shares of Class A common stock pursuant to an underwriting agreement and pricing agreement. Lazard Ltd did not receive any net proceeds from the sales of such common stock.

Pursuant to the underwriting agreement and the pricing agreement, the underwriters had the option to purchase up to an additional 715,858 shares of Class A common stock from the Selling Shareholders (together with the offering of 6,442,721 shares of Class A common stock by the Selling Shareholders, the “Offering”). To the extent that this option was not exercised in full, Lazard Group agreed to separately purchase from the Selling

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Shareholders, at the public offering price less the underwriting discount, all of those shares covered by the option and not purchased pursuant to the option. Pursuant to that separate purchase agreement, Lazard Group purchased 68,238 shares of Class A common stock for an aggregate cost of $2,430 ($35.61 per share). In addition, pursuant to the underwriting agreement, Lazard Group also separately purchased 715,858 shares of Class A common stock from the Selling Shareholders for an aggregate cost of $25,493 ($35.61 per share). The shares of Class A common stock described in this paragraph purchased by Lazard Group were purchased as part of the share repurchase program described below. In the aggregate, the Selling Shareholders sold a total of 7,874,437 shares of Class A common stock (including 1,472,906 shares of Class A common stock previously exchanged for LAZ-MD Holdings exchangeable interests).

LCM was a member of the underwriting group for the Offering, and, in such capacity, earned revenue, net of estimated underwriting expenses, of approximately $1,581. The business alliance agreement provides for Lazard Group to receive a referral fee equal to approximately half of the net revenue obtained by LCM in respect of any underwriting or distribution opportunity referred to it by Lazard Group. Due to this referral arrangement, as of September 30, 2008 Lazard Group has recorded a receivable from LCM of approximately $790, and a corresponding amount recorded in “other revenue” in the three month period ended September 30, 2008. See Note 16 of Notes to Condensed Consolidated Financial Statements for additional information regarding the business alliance agreement.

A description of Lazard Ltd’s 2005 Equity Incentive Plan (the “Equity Incentive Plan”) and 2008 Incentive Compensation Plan (the “2008 Plan”), and activity with respect thereto during the nine month periods ended September 30, 2008 and 2007, is presented below.

Shares Available Under the Equity Incentive Plan and 2008 Plan

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

In addition to the shares available under the Equity Incentive Plan, additional shares of Class A common stock are available under the 2008 Plan, which was approved by the stockholders of Lazard Ltd on May 6, 2008. The maximum number of shares available under the 2008 Plan is based on a formula that limits the aggregate number of shares that may, at any time, be subject to awards that are considered “outstanding” under the 2008 Plan to 30% of the then-outstanding shares of Class A common stock of Lazard Ltd (treating, for this purpose, the then-outstanding exchangeable interests of LAZ-MD Holdings on a “fully-exchanged” basis as described in the Equity Incentive Plan).

Restricted Stock Unit Grants (“RSUs”)

RSUs require future service as a condition for the delivery of the underlying shares of Class A common stock and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. The fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods as required under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), and, for

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

purposes of calculating diluted net income per share, are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method. Expense relating to RSUs is charged to “compensation and benefits” expense within the condensed consolidated statements of operations, and amounted to $65,514 and $177,844 for the three month and nine month periods ended September 30, 2008, respectively, and $27,032 and $75,025 for the three month and nine month periods ended September 30, 2007, respectively. RSUs issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the nine month period ended September 30, 2008, dividend participation rights resulted in a charge to “retained earnings” and a credit to “additional paid-in-capital,” net of estimated forfeitures, of $5,159.

During the nine month period ended September 30, 2008, 729,328 RSUs vested. In connection therewith, and after considering the withholding tax obligations pertaining thereto, 618,977 shares of Class A common stock held by Lazard Group were delivered.

Deferred Stock Unit Grants (“DSUs”)

Non-executive members of the Board of Directors receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan. DSUs are convertible into Class A common stock at the time of cessation of service to the Board. The DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock. DSU awards are expensed at their fair value on their date of grant, which, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan, totaled $187 and $1,254 during the three month and nine month periods ended September 30, 2008, respectively, and $38 and $783 during the three month and nine month periods ended September 30, 2007, respectively.

The following is a summary of activity relating to RSUs and DSUs during the nine month periods ended September 30, 2007 and 2008:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Balance, January 1, 2007	4,009,382	$32.13	19,690	$35.71
Granted (including 41,595 RSUs relating to dividend participation)	5,621,605	$49.49	14,747	$53.10
Forfeited	(255,614)	$40.01
Vested/Converted	(1,195)	$37.80

Balance, September 30, 2007	9,374,178	$42.33	34,437	$43.16

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Balance, January 1, 2008	9,507,935	$42.35	35,310	$43.16
Granted (including 145,966 RSUs relating to dividend participation)	13,653,186	$37.31	32,825	$38.22
Forfeited	(434,970)	$40.10
Vested/Converted	(729,328)	$38.10	(5,839)	$38.28

Balance, September 30, 2008	21,996,823	$39.40	62,296	$41.01

As of September 30, 2008, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $507,240, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.4 years subsequent to September 30, 2008. The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

Share Repurchase Program

Through September 30, 2008, the Board of Directors of Lazard Ltd has authorized on a cumulative basis the repurchase of up to $500,000 in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2009. The Company expects that the share repurchase program, with respect to the Class A common stock, will be used primarily to offset a portion of the shares that have been or will be issued under the Equity Incentive Plan and the 2008 Plan. Class A common shares repurchased by Lazard Group are reported, at cost, as “Class A common stock held by a subsidiary” on the condensed consolidated statements of financial condition. Purchases may be made in the open market or through privately negotiated transactions. During the nine month period ended September 30, 2008 (including the shares purchased separately from, but in connection with, the Offering described above), Lazard Group purchased 5,734,413 shares of Class A common stock at an average price of $36.51 per share and 71,852 Lazard Group common membership interests at an average price of $35.61 per common membership interest.

As of September 30, 2008, $194,017 of the initial $500,000 remained available under the share repurchase program.

Preferred Stock

Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A preferred stock and Series B preferred stock. As of September 30, 2008 and December 31, 2007, 31,975 and 36,607 shares of Series A preferred stock were outstanding, respectively. As of December 31, 2007, 277 shares of Series B preferred stock were outstanding. Such shares were issued in connection with the acquisition of CWC as described in Note 8 of Notes to the Condensed Consolidated Financial Statements. These shares of preferred stock have no voting or dividend rights.

At September 30, 2008, 7,523 of the Series A preferred shares outstanding were convertible into shares of Class A common stock. At December 31, 2007, the 277 shares of Series B preferred stock and 12,155 shares of

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

the Series A preferred stock outstanding were convertible into shares of Class A common stock. The remaining 24,452 shares of Series A preferred stock outstanding at September 30, 2008 and December 31, 2007 may be convertible into shares of Class A common stock upon completion or satisfaction of specified obligations in the CWC acquisition agreement.

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

13.	NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK

The Company’s basic and diluted net income (loss) per share calculations for the three month and nine month periods ended September 30, 2008 and 2007 are computed as described below.

Basic Net Income (Loss) Per Share

Numerator—utilizes net income (loss) for the three month and nine month periods ended September 30, 2008 and 2007, plus applicable adjustments to net income (loss) for such periods associated with the inclusion of shares of Class A common stock issuable in connection with both the LAM Merger and business acquisition, as described in Notes 7 and 8, respectively, of Notes to Condensed Consolidated Financial Statements.

Denominator—utilizes the weighted average number of shares of Class A common stock outstanding for the three month and nine month periods ended September 30, 2008 and 2007, plus applicable adjustments to the weighted average number of shares of Class A common stock outstanding for such periods associated with shares of Class A common stock issuable in connection with the LAM Merger and business acquisition.

Diluted Net Income (Loss) Per Share

Numerator—utilizes net income (loss) for the three month and nine month periods ended September 30, 2008 and 2007 as in the basic net income (loss) per share calculation described above, plus, to the extent applicable and dilutive, (i) interest expense on convertible debt and the ESUs, (ii) changes in minority interest in net income (loss) resulting from assumed share issuances in connection with DSUs, RSUs, ESUs, convertible debt, convertible preferred stock and, on an “as-if-exchanged” basis, amounts applicable to LAZ-MD Holdings exchangeable interests, and (iii) income tax related to (i) and (ii) above.

Denominator—utilizes the weighted average number of shares of Class A common stock outstanding for the three month and nine month periods ended September 30, 2008 and 2007 as in the basic net income per share calculation described above, plus, to the extent dilutive, the incremental number of shares of Class A common stock to settle DSU and RSU awards, ESUs, convertible debt, convertible preferred stock and LAZ-MD Holdings exchangeable interests, using the treasury stock method, the “if converted” method or the “as-if-exchanged” method, as applicable.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The calculations of the Company’s basic and diluted net income (loss) per share and weighted average shares outstanding for the three month and nine month periods ended September 30, 2008 and 2007 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(76,957)	$40,267	$(34,841)	$95,917
Add - adjustment associated with Class A common stock issuable relating to the LAM Merger and business acquisition	(492)	173	(95)	173

Net income (loss) - basic	(77,449)	40,440	(34,936)	96,090
Add - dilutive effect of:
Adjustments to income (loss) relating to interest expense and changes in minority interest in net income (loss) resulting from assumed share issuances in connection with DSUs, RSUs, ESUs, convertible debt, convertible preferred stock and LAZ-MD Holdings exchangeable interests, net of tax	—	44,002	—	10,392

Net income (loss) - diluted	$(77,449)	$84,442	$(34,936)	$106,482

Weighted average number of shares of Class A common stock outstanding	64,781,787	50,652,935	56,269,421	51,177,043
Add - adjustment for shares of Class A common stock issuable relating to the LAM Merger and business acquisition	1,220,262	425,509	1,196,943	141,836

Weighted average number of shares of Class A common stock outstanding - basic	66,002,049	51,078,444	57,466,364	51,318,879
Add - dilutive effect of:
Weighted average number of incremental shares issuable from DSUs, RSUs, ESUs, convertible debt, convertible preferred stock and LAZ-MD Holdings exchangeable interests	—	65,266,212	—	10,560,148

Weighted average number of shares of Class A common stock outstanding - diluted	66,002,049	116,344,656	57,466,364	61,879,027

Net income (loss) per share of Class A common stock:
Basic	$(1.17)	$0.79	$(0.61)	$1.87

Diluted	$(1.17)	$0.73	$(0.61)	$1.72

14.	EMPLOYEE BENEFIT PLANS

The Company, through its subsidiaries, provides retirement and other post-employment benefits to certain of its employees through defined contribution and defined benefit pension plans and other post-retirement benefit plans. The Company has the right to amend or terminate its benefit plans at any time subject to the terms of such plans. Expenses (benefits) related to the Company’s employee benefit plans are included in “compensation and benefits” expense on the condensed consolidated statements of operations. The Company uses December 31 as the measurement date for its employee benefit plans.

Employer Contributions to Pension Plans—The Company contributed approximately $16,000 (8.2 million British pounds) in each of the nine month periods ended September 30, 2008 and 2007, in full satisfaction of its obligation to fund LCH’s pension plans for the years ended December 31, 2008 and 2007, respectively. No other contributions to defined benefit plans were made by the Company during the nine month periods ended September 30, 2008 and September 30, 2007.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables summarize the components of net periodic benefit cost (credit) for the three month and nine month periods ended September 30, 2008 and 2007:

	Pension Plans		Pension Plan Supplement		Post-Retirement Medical Plans
	For The Three Months Ended September 30,
	2008	2007	2008	2007	2008	2007
Components of Net Periodic Benefit Cost (Credit):
Service cost					$30	$41
Interest cost	$7,430	$6,684	$17	$14	103	108
Expected return on plan assets	(8,580)	(8,204)
Amortization of:
Prior service credit					(345)	(345)
Net actuarial loss	94	95			22	146
LCH post-retirement medical plan termination						(96)

Net periodic benefit cost (credit)	$(1,056)	$(1,425)	$17	$14	$(190)	$(146)

	Pension Plans		Pension Plan Supplement		Post-Retirement Medical Plans
	For The Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007
Components of Net Periodic Benefit Cost (Credit):
Service cost					$88	$124
Interest cost	$22,935	$20,385	$50	$43	309	326
Expected return on plan assets	(26,495)	(25,014)
Amortization of:
Prior service credit					(1,036)	(1,036)
Net actuarial loss	289	284			66	438
LCH post-retirement medical plan termination					(198)	(1,683)

Net periodic benefit cost (credit)	$(3,271)	$(4,345)	$50	$43	$(771)	$(1,831)

15.	INCOME TAXES

The Company’s provision for income taxes for the three month and nine month periods ended September 30, 2008 and for the three month and nine month periods ended September 30, 2007 was $8,304, $31,254, $28,284 and $65,658, respectively, representing effective tax rates on operating income (loss) of (6.2)%, (107.9)%, 23.9% and 23.0%, respectively. Excluding the impact of the LAM Merger (see Note 7 of Notes to Condensed Consolidated Financial Statements), which served to reduce operating income by $199,550 and includes an income tax benefit of $7,427, the Company’s effective tax rates on operating income for the three month and nine month periods ended September 30, 2008 would have been 24.3% and 22.7%, respectively. The effective tax rates above, after excluding the impact of the LAM Merger, are blended rates comprised of (i) Lazard Ltd’s effective tax rates of 25% in the three month and nine month periods ended September 30, 2008 and 28% in the three month and nine month periods ended September 30, 2007, related to its ownership interest in Lazard Group’s operating income (loss) (excluding its applicable share of LAM GP related gains and losses) and (ii) Lazard Group’s effective tax rates for the three month and nine month periods ended September 30, 2008 (excluding the impact of the LAM Merger) and for the three month and nine month periods ended September 30, 2007 of 19.0%, 18.0%, 20.6% and 19.0%, respectively, applicable to the ownership interest in Lazard Group not held by Lazard Ltd.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

With respect to Lazard Ltd’s ownership interest in Lazard Group, the difference between the U.S. federal statutory rate of 35% and the effective tax rates described above for the three month and nine month periods ended September 30, 2008 and 2007, principally relates to (i) foreign source income not subject to U.S. income taxes, (ii) the release of a valuation allowance associated with the amortization of the tax basis step-up resulting from the Company’s separation and recapitalization that occurred in May, 2005 and from the exchange of LAZ-MD Holdings exchangeable interests for shares of Class A common stock in connection with the secondary offerings in 2006 and 2008, and (iii) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate, partially offsetting (i) and (ii) above.

With respect to the ownership interests in Lazard Group not held by Lazard Ltd, while a portion of Lazard Group’s income is subject to U.S. federal income taxes, the principal difference between the U.S. federal statutory tax rate of 35% and Lazard Group’s effective tax rates is due to Lazard Group primarily operating in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income from its U.S. operations is generally not subject to U.S. federal income taxes because taxes associated with such income represent obligations of the individual partners. Lazard Group, however, is subject to Unincorporated Business Tax (“UBT”) which is attributable to Lazard Group’s operations apportioned to New York City. UBT is incremental to the U.S. federal statutory tax rate. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes.

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

Tax Receivable Agreement

The redemption of historical partner interests in connection with the Company’s separation and recapitalization that occurred in May, 2005 and the exchange of LAZ-MD Holdings exchangeable interests for shares of Class A common stock in connection with the secondary offerings in 2006 and 2008 have resulted, and the exchanges of additional LAZ-MD Holdings exchangeable interests for shares of Class A common stock may result, in increases in the tax basis of the tangible and/or intangible assets of Lazard Group. The tax receivable agreement with LFCM Holdings, dated as of May 10, 2005, requires the Company to pay LFCM Holdings 85% of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of the above-mentioned increases in tax basis. The Company calculates this provision annually and includes such amounts in operating expenses on its consolidated statement of operations once the results of operations for the full year are known. As a result, there is no provision for such payments in the three month and nine month periods ended September 30, 2008 and 2007. If any provision is required pursuant to the tax receivable agreement, such amount would be fully offset by a reduction in the Company’s income tax expense.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

16.	RELATED PARTIES

Amounts receivable from, and payable to, related parties as of September 30, 2008 and December 31, 2007 are set forth below:

	September 30, 2008	December 31, 2007
Receivables
LFCM Holdings	$9,254	$28,906
LAZ-MD Holdings	89	1,280
Other	18	101

Total	$9,361	$30,287

Payables
LFCM Holdings	$19,463	$26,707
Other	2,316	—

Total	$21,779	$26,707

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

For the three month and nine month periods ended September 30, 2008, amounts recorded by Lazard Group relating to administrative and support services under the administrative services agreement amounted to $1,014 and $2,953, respectively, and referral fees for underwriting and private placement transactions under the business alliance agreement amounted to $3,148 and $22,837 respectively. For the three month and nine month periods ended September 30, 2007, amounts recorded by Lazard Group relating to administrative and support services amounted to $920 and $2,711, respectively, and referral fees for underwriting and private placement transactions amounted to $5,529 and $23,102, respectively. Such amounts are reported as reductions to operating expenses and as other revenue, respectively.

In connection with the separation, Lazard Group transferred to LFCM Holdings its ownership interest in Panmure Gordon & Co. plc (“PG&C”). Lazard Group and LFCM Holdings agreed to share any net cash proceeds derived prior to May, 2013 from any subsequent sale by LFCM Holdings of the shares it owns in PG&C. As a result of LFCM Holdings selling a portion of its interest in PG&C in June, 2007, the Company recorded a gain of $9,296 in the nine month period ended September 30, 2007. Such amount is included in the receivable from LFCM Holdings as of December 31, 2007 and was subsequently paid on April 30, 2008. As of September 30, 2008 and December 31, 2007, LFCM Holdings owned approximately 15.9% and 17.5% of PG&C, respectively.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

With respect to the lease indemnity agreement, the net present value of the receivable due from LFCM Holdings with respect to its indemnification for obligations relating to abandoned lease space in the U.K. at September 30, 2008 and December 31, 2007 was $5,637 and $7,037, respectively. The balance is due based on a schedule of periodic payments through May 10, 2010.

The remaining receivables from LFCM Holdings and its subsidiaries as of September 30, 2008 and December 31, 2007 primarily include $1,248 and $5,312, respectively, related to administrative and support services and reimbursement of expenses incurred on behalf of LFCM Holdings and $2,079 and $5,853, respectively, related to referral fees for underwriting and private placement transactions. Payables to LFCM Holdings and its subsidiaries at September 30, 2008 and December 31, 2007 principally relates to obligations pursuant to the tax receivable agreement described in Note 15 of Notes to Condensed Consolidated Financial Statements.

See Note 12 of Notes to Condensed Consolidated Financial Statements for information regarding the Company’s secondary offering in September, 2008, and for which LCM participated as an underwriter.

LAZ-MD Holdings

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the three month and nine month periods ended September 30, 2008 such charges amounted to $188 and $563, respectively. For the three month and nine month periods ended September 30, 2007 such charges amounted to $50 and $150, respectively.

Other

For the three month and nine month periods ended September 30, 2008, amounts recorded by Lazard Group relating to referral fees for restructuring transactions and fee shares with Merchant Bankers Asociados amounted to $1,710 and $2,316, respectively. At September 30, 2008, the balance of such related party transactions are included within “Related party payables” in the accompanying condensed consolidated statement of financial condition. There were no such amounts payable at December 31, 2007.

17.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At September 30, 2008, LFNY’s regulatory net capital was $112,513 which exceeded the minimum requirement by $105,715.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Services Authority. At September 30, 2008, the aggregate regulatory net capital of the U.K. Subsidiaries was $199,050, which exceeded the minimum requirement by $160,628.

CFLF, through which non-corporate finance advisory activities are carried out in France, is subject to regulation by the Commission Bancaire and the Comité des Etablissements de Crédit et des Entreprises

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

d’Investissement for its banking activities, conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management) and Fonds Partenaires Gestion (private equity), are subject to regulation and supervision by the Autorité des Marchés Financiers. At September 30, 2008, the consolidated regulatory net capital of CFLF was $210,251, which exceeded the minimum requirement set for regulatory capital levels by $105,588.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At September 30, 2008, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $67,151, which exceeded the minimum required capital by $52,833. At September 30, 2008, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

Effective April 1, 2008, the Company became subject to supervision by the SEC as a Supervised Investment Bank Holding Company (“SIBHC”). As a SIBHC, the Company is subject to group-wide supervision, which requires the Company to compute allowable capital and risk allowances on a consolidated basis. Reporting as a SIBHC began in the second quarter of 2008.

18.	SEGMENT OPERATING RESULTS

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

The Company’s segment information for the three month and nine month periods ended September 30, 2008 and 2007 is prepared using the following methodology:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income and believes that the following information provides a reasonable representation of each segment’s contribution to operations with respect to net revenue, operating income and total assets:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2008	2007	2008	2007
Financial Advisory	Net Revenue	$269,740	$379,772	$770,699	$847,315
	Operating Expenses	197,494	279,728	601,927	644,290

	Operating Income	$72,246	$100,044	$168,772	$203,025

Asset Management	Net Revenue	$147,780	$179,941	$493,183	$493,715
	Operating Expenses (a)	317,915	135,411	574,850	368,444

	Operating Income (Loss) (a)	$(170,135)	$44,530	$(81,667)	$125,271

Corporate	Net Revenue	$(11,700)	$(17,665)	$(82,595)	$(8,424)
	Operating Expenses (a)	25,124	8,323	33,463	33,855

	Operating Income (Loss) (a)	$(36,824)	$(25,988)	$(116,058)	$(42,279)

Total	Net Revenue	$405,820	$542,048	$1,181,287	$1,332,606
	Operating Expenses	540,533	423,462	1,210,240	1,046,589

	Operating Income (Loss)	$(134,713)	$118,586	$(28,953)	$286,017

(a)	Includes, in the three month and nine month periods ended September 30, 2008, compensation and benefits expense in the Asset Management segment of $197,550 related to the LAM Merger (see Note 7 of Notes to Condensed Consolidated Financial Statements), and non-compensation-related transaction costs in the Corporate segment of $2,000 in such periods relating to the LAM Merger.

	As of
	September 30, 2008	December 31, 2007
Total Assets:
Financial Advisory	$625,219	$811,752
Asset Management	459,424	580,716
Corporate	2,240,096	2,447,945

Total	$3,324,739	$3,840,413

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On August 13, 2007, Lazard Group acquired Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies. On July 31, 2007, Lazard Ltd acquired Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”) and concurrently sold such investment to Lazard Group. See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information relating to the acquisitions of GAHL and CWC.

As disclosed in our Form 10-K, Lazard and Natixis entered into a cooperation arrangement in April, 2004 (and expanded such arrangement in March, 2005) to place and underwrite securities on the French equity primary capital markets and cooperate in their respective origination, syndication and placement activities. Although set to expire during the third quarter of 2008, the arrangement continues to be applied in accordance with its general terms pending the outcome of the currently ongoing discussions regarding its formal extension.

For the three month and nine month periods ended September 30, 2008 and 2007, the Company’s consolidated net revenue was derived from the following business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Financial Advisory	67%	70%	65%	64%
Asset Management	36	33	42	37
Corporate	(3)	(3)	(7)	(1)

Total	100%	100%	100%	100%

Business Environment

The financial environment in the U.S. and globally has been volatile during 2008 and challenging market conditions have persisted throughout most of the year. Contraction in worldwide credit markets due in part to sub-prime lending issues, volatile currency markets, major write-downs within the financial sector and record high oil prices have raised significant uncertainty about the state of the U.S. and global economies. As demonstrated in the third quarter 2008, economic and market conditions have affected our financial performance in both the Financial Advisory and Asset Management businesses. The significant volatility with respect to equity and credit markets has also impacted our corporate portfolio of debt securities and investments that are used to seed new Asset Management products. Lazard operates in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for Lazard’s management to predict all risks and uncertainties, nor can Lazard assess the impact of all factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. See the section entitled “Risk Factors” in the Form 10-K. Net income and revenue in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

Financial Advisory

Global M&A activity for the three month and nine month periods ended September 30, 2008 decreased substantially versus the corresponding prior year periods for both global and trans-atlantic completed and announced transactions, as evidenced by the following industry statistics regarding the volume of transactions:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Incr /(Decr)	2008	2007	% Incr /(Decr)
	($ in billions)
Completed M&A Transactions:
Global	$629	$866	(27)%	$2,000	$2,716	(26)%
Trans-Atlantic	67	86	(22)%	177	222	(20)%

Announced M&A Transactions:
Global	846	994	(15)%	2,182	3,341	(35)%
Trans-Atlantic	92	66	39%	275	280	(2)%

Source:	Thomson Financial as of October 13, 2008

While overall M&A industry statistics regarding the number and size of announced transactions declined in the nine months of 2008 and the industry outlook for 2008 and 2009 remains challenging, we believe that we are reasonably well positioned, due to the expertise and insights of our bankers, the investments we have made in our business, and the diversity of our products, even in the current environment. However, during periods of unfavorable market or economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our advisory services and increasing price competition among financial services companies seeking such engagements.

Activity in financial restructuring during the nine month period ended September 30, 2008 increased significantly with the amount of corporate debt defaults, according to Moody’s Investors Service, Inc, amounting to $174 billion, significantly higher than the $4 billion recorded for the corresponding period in 2007 principally due to the Lehman Brothers and Washington Mutual bankruptcy filings. Moody’s is expecting further increases in the default rates this year and next. We expect that our Financial Restructuring practice will benefit over the next several years from the increase in the level of corporate defaults, as well as from advising companies during this period of volatility on matters relating to debt and financing restructuring and other on and off balance sheet assignments. Our Financial Restructuring assignments normally are executed over a six to eighteen month period.

Asset Management

As shown in the table below, global market indices at September 30, 2008 decreased significantly as compared to such indices at December 31, 2007 and June 30, 2008 principally as a result of a significant deterioration in the global equity markets.

	Percentage Change September 30, 2008 vs.
	December 31, 2007	June 30, 2008
MSCI World Index	(26)%	(16)%
CAC 40	(28)	(9)
DAX	(28)	(9)
FTSE 100	(24)	(13)
TOPIX 100	(27)	(19)
MSCI Emerging Market	(37)	(28)
Dow Jones Industrial Average	(18)	(4)
NASDAQ	(21)	(9)
S&P 500	(21)	(9)

Market depreciation reflected in Lazard’s AUM during the three month and nine month periods ended September 30, 2008 generally corresponds to the changes in global market indices. Because the fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM, market downturns or volatility in foreign currencies that reduce the level of AUM reduce the revenues we receive from our Asset Management business. Our Asset Management business may be further impacted should there be continued or further credit market contractions or a sustained market downturn.

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

Corporate net revenue consists primarily of net interest income, including amounts earned at LFB, and investment gains and losses on debt securities at LFB, LAM-managed equity funds and principal investments in equities and alternative investment funds managed by Lazard Alternative Investments Holding LLC (“LAI”), a subsidiary of LFCM Holdings LLC. Interest expense related to the financing transactions associated with the equity public offering is included in Corporate net revenue. Corporate net revenue can fluctuate due to changes in the fair value of investments classified as trading, and with respect to available-for-sale, when realized, as well as changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness. Effective July 1, 2008, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), the portion of LFB’s corporate debt portfolio that had been previously designated as “trading” was re-designated to “available-for-sale”. During the three month period ended September 30, 2008, the Company recorded markdowns of $16 million in “accumulated other comprehensive income (loss)” related to such re-designated debt securities.

Total assets in Corporate represented 67% of Lazard’s consolidated total assets as of September 30, 2008, principally attributable to assets associated with LFB and, to a lesser extent, investments in LAM-managed funds, other securities and cash.

Lazard expects to experience significant fluctuations in net revenue and operating income during the course of any given year. These fluctuations arise because a significant portion of Financial Advisory net revenue is earned upon the successful completion of a transaction, financial restructuring or capital raising activity, the timing of which is uncertain and is not subject to Lazard’s control. Asset Management net revenue is also subject to periodic fluctuations. Asset Management fees are generally based on AUM measured as of the end of a quarter or month, and an increase or reduction in AUM at such dates, due to market price fluctuations, currency fluctuations, net client asset flows or otherwise, will result in a corresponding increase or decrease in management fees. In addition, incentive fees earned on AUM are generally not recorded until potential uncertainties regarding the ultimate realizable amounts have been determined. For most of our funds that determination is made at year-end, and therefore such incentive fees are recorded in the fourth quarter of Lazard’s fiscal year. Also, as noted above, Corporate net revenue is subject to fluctuations due to the recognition of changes in fair market value, realization and impairment of investments, as well as changes in interest and currency exchange rates.

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

Provision for Income Taxes

Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income pertaining to the limited liability company is not subject to U.S. federal income taxes because taxes associated with such income represent obligations of the individual partners. Outside the U.S., Lazard Group operates principally through corporations and is subject to local income taxes. Income taxes shown on Lazard’s condensed consolidated statements of operations are attributable to taxes incurred by non-U.S. entities and by New York City Unincorporated Business Tax attributable to Lazard’s operations apportioned to New York City. The Company’s provision for income taxes also includes a U.S. income tax provision attributable to Lazard Ltd’s ownership interest in Lazard Group’s operating income.

Minority Interest in Net Income

Minority interest in net income (loss) principally consists of a charge (credit) relating to LAZ-MD Holdings’ ownership interest in Lazard Group, which approximated 45.6% and 52.0% during the nine month periods ended September 30, 2008 and 2007, respectively, with such expense (benefit) amounting to $(58) million and $(16) million for the three month and nine month periods ended September 30, 2008, respectively, and $48 million and $116 million for the three month and nine month periods ended September 30, 2007, respectively. Also included in minority interest in net income are minority interests in various LAM-related general partnerships (“LAM GPs”) held directly by certain of our LAM managing directors.

See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information regarding minority interest.

Consolidated Results of Operations

Lazard’s consolidated financial statements are presented in U.S. dollars. Many of our non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. dollar, generally the currency of the country in which the subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. dollars using exchange rates as of the respective balance sheet date while revenue and expenses are translated at average exchange rates during the respective periods based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency are reported as a component of members’ or stockholders’ equity. Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included in the consolidated statements of operations.

As more fully described in Note 7 of Notes to Condensed Consolidated Financial Statements, on September 25, 2008, pursuant to a definitive merger agreement dated August 14, 2008, the Company, LAM and Laz Sub I, LLC, a newly formed subsidiary of LFNY, completed the merger of Laz Sub I, LLC with and into LAM (the “LAM Merger”). Lazard’s after-tax income was reduced by $108.6 million as a result of the LAM Merger, consisting of compensation and benefits expense of $197.5 million related to the equity interests of LAM held by present and former employees of LAM, and $2.0 million of non-compensation-related transaction costs (together aggregating a reduction of operating income of $199.5 million), with these charges partially offset by income tax and minority interest credits of $7.4 million and $83.5 million, respectively. In addition, the LAM Merger is expected to result in annual pre-tax charges of approximately $7.0 million per year through October 31, 2011.

A discussion of the Company’s consolidated results of operations for the three month and nine month periods ended September 30, 2008 and 2007 is set forth below, followed by a more detailed discussion of business segment results.

The following tables summarize the Company’s consolidated operating results:

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	As Reported	Impact of LAM Merger (a)	Excluding LAM Merger (b)
	($ in thousands)
Revenue:
Investment banking and other advisory fees	$260,708		$260,708	$369,857
Money management fees	155,920		155,920	164,405
Interest income	23,590		23,590	23,832
Other	(754)		(754)	22,028

Total revenue	439,464		439,464	580,122
Interest expense	33,644		33,644	38,074

Net revenue	405,820		405,820	542,048

Operating Expenses:
Compensation and benefits	432,777	$197,550	235,227	323,152
Non-compensation expense (c)	107,756	2,000	105,756	100,310

Total operating expenses	540,533	199,550	340,983	423,462

Operating Income (Loss)	(134,713)	(199,550)	64,837	118,586
Provision (benefit) for income taxes	8,304	(7,427)	15,731	28,284

Income (Loss) Before Minority Interest	(143,017)	(192,123)	49,106	90,302
Minority interest in net income (loss)	(66,060)	(83,495)	17,435	50,035

Net Income (Loss)	$(76,957)	$(108,628)	$31,671	$40,267

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	As Reported	Impact of LAM Merger (a)	Excluding LAM Merger (b)
	($ in thousands)
Revenue:
Investment banking and other advisory fees	$736,863		$736,863	$813,145
Money management fees	479,701		479,701	448,749
Interest income	67,527		67,527	64,507
Other	7,869		7,869	105,066

Total revenue	1,291,960		1,291,960	1,431,467
Interest expense	110,673		110,673	98,861

Net revenue	1,181,287		1,181,287	1,332,606

Operating Expenses:
Compensation and benefits	906,359	$197,550	708,809	792,236
Non-compensation expense (c)	303,881	2,000	301,881	254,353

Total operating expenses	1,210,240	199,550	1,010,690	1,046,589

Operating Income (Loss)	(28,953)	(199,550)	170,597	286,017
Provision (benefit) for income taxes	31,254	(7,427)	38,681	65,658

Income (Loss) Before Minority Interest	(60,207)	(192,123)	131,916	220,359
Minority interest in net income (loss)	(25,366)	(83,495)	58,129	124,442

Net Income (Loss)	$(34,841)	$(108,628)	$73,787	$95,917

(a)	See Note 7 of Notes to Condensed Consolidated Financial Statements for information regarding the LAM Merger.
(b)	A non-GAAP measure.
(c)	Including, in the three month and nine month periods ended September 30, 2008 and September 30, 2007, amortization of intangible assets relating to acquisitions of $.5 million, $4.3 million, $18.2 million and $18.2 million, respectively.

The table below describe the components of operating revenue, a non-GAAP measure used by the Company to manage total compensation and benefits expense to managing directors and employees. The LAM Merger had no impact on operating revenue. Management believes operating revenue provides the most meaningful basis for comparison among present, historical and future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in thousands)
Total revenue	$439,464	$580,122	$1,291,960	$1,431,467
Add (deduct):
LFB interest expense (*)	(10,319)	(8,083)	(29,183)	(26,150)
(Revenue) loss related to consolidation of LAM GPs (**)	8,161	(2,521)	9,771	(8,076)

Operating revenue	$437,306	$569,518	$1,272,548	$1,397,241

(*)	The interest expense incurred by LFB is excluded from total revenue because LFB is a commercial bank and we consider its interest expense to be a cost directly related to the conduct of its business.
(**)	LAM GP revenue (loss) is excluded because we do not deem such amounts as operating in nature as it is directly offset by a charge (credit) to minority interest for the corresponding amount.

Certain key ratios, statistics and headcount information for the three month and nine month periods ended September 30, 2008 and 2007 are set forth below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008		2007	2008		2007
As a % of Net Revenue, By Revenue Category:
Investment banking and other advisory fees	64%		68%	62%		61%
Money management fees	38		30	41		33
Interest income	6		5	5		5
Other	0		4	1		8
Interest expense	(8)		(7)	(9)		(7)

Net Revenue	100%		100%	100%		100%

As a % of Net Revenue:
Operating Income	16	%(*)	22%	14	%(*)	21%

(*) Excludes, in both the three month and nine month periods ended September 30, 2008, the impact of the LAM Merger, which reduced operating income by approximately $200 million.

	As of September 30,
	2008		2007
Headcount:
Managing Directors:
Financial Advisory	152		142
Asset Management	55		47
Corporate	8		8
Limited Managing Directors	6		6
Other Employees:
Business segment professionals	1,041		952
All other professionals and support staff	1,212		1,255

Total	2,474		2,410

Operating Results

The Company’s quarterly revenue and profits can fluctuate materially depending on the number, size and timing of completed transactions on which it advised, as well as seasonality and other factors. Accordingly, the revenue and profits in any particular quarter may not be indicative of future results. Lazard management believes that comparisons between periods are most meaningful after excluding the 2008 impact of the LAM Merger. Accordingly, the comparison of the operating results that follows are described on that basis. Further, Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2008 versus September 30, 2007

The Company reported a net loss of $77 million for the three month period ended September 30, 2008, a decline of $117 million as compared to net income of $40 million for the corresponding period in 2007. Such decline was principally the result of the impact of the LAM Merger, which reduced net income in the 2008 period by $108 million. Excluding the impact of the LAM Merger, the Company had net income in the 2008 period of $32 million, or 21% lower than the 2007 period.

Net revenue decreased $136 million, or 25%, for the three month period ended September 30, 2008, compared to the corresponding period in 2007, with operating revenue decreasing $132 million, or 23%, compared to the 2007 period. Commensurate with the general decline in overall industry transactions, our fees from investment banking and other advisory activities decreased by $109 million, or 30%, versus the corresponding period in 2007. Money management fees, including incentive fees, decreased $8 million, or 5%, as compared to the corresponding period in the prior year principally as the result of a $15 billion, or 11%, decrease in average AUM (primarily due to market depreciation) for the three month period ended September 30, 2008 versus the corresponding period in 2007, partially offset by change in mix of investment products and levels of management fees on certain products. Other revenue decreased $23 million, or 103%, in the three month period ended September 30, 2008 versus the corresponding period in 2007. The decline was principally due to an $11 million reduction in LAM GP-related revenues (which are fully offset in minority interest in net income) and markdowns in our portfolios of equity securities, including seed investments for new Asset Management products, partially offset by an increase in foreign exchange gains. Interest expense for the three month period ended September 30, 2008 decreased $4 million, or 12%, primarily related to the Company’s May 2008 repurchase of $437 million aggregate principal amount of its 6.12% senior notes in connection with the remarketing of such notes, partially offset by increased interest on average customer deposits in LFB.

Compensation and benefits expense, excluding the $198 million charge relating to the LAM Merger, decreased $88 million, or 27%, for the three month period ended September 30, 2008. Such decrease was consistent with the decrease in operating revenue, which more than offset increased amortization of an increased amount of Restricted Stock Units (“RSUs”) and additional compensation associated with the strategic headcount growth of managing directors and business segment professionals. Compensation and benefits expense represented 53.8% of operating revenue in the 2008 period, as compared to 56.7% in the corresponding 2007 period.

Non-compensation expense in the three month period ended September 30, 2008, excluding the $2 million charge relating to the LAM Merger, increased $5 million, or 5%. Contributing to the quarter-over-quarter increase was (i) a $12.4 million provision for losses from counterparty defaults related primarily to the bankruptcy filing of one of our prime brokers, and (ii) increased business development expenses for market related data, with these items partially offset by lower amortization of intangible assets related to prior year acquisitions. Non-compensation expense, excluding the amortization of intangibles in the 2008 and 2007 periods of $0.5 million and $18 million, respectively, was 24.1% and 14.4% of operating revenue for the 2008 and 2007 periods, respectively, with such increased percentage primarily attributable to the decline in operating revenue in the 2008 period as well as the provision for losses from counterparty defaults described above.

Operating income for the three month period ended September 30, 2008, excluding the $200 million charge relating to the LAM Merger, decreased $54 million, or 45%, versus the corresponding period in 2007. Excluding the impact of the LAM Merger, operating income, as a percentage of net revenue, was 16% in the 2008 period vs 22% in the 2007 period.

The provision for income taxes for the three month period ended September 30, 2008, excluding the $7 million tax benefit relating to the LAM Merger, decreased $13 million versus the prior year period, with the Company reflecting an effective tax rate of 24.3% for the three month period ended September 30, 2008 as compared to 23.9% for the corresponding period in 2007.

Minority interest in net income for the three month period ended September 30, 2008, excluding the $83 million credit relating to the LAM Merger, decreased $33 million, or 65%, versus the corresponding 2007 period, which principally reflected the lower level of Lazard Group net income in the 2008 period as well as a decrease in LAZ-MD Holdings’ ownership interest of Lazard Group in the 2008 period (approximately 42.3%) versus the 2007 period (approximately 51.8%). In addition, minority interest in the 2008 period include an $8 million credit related to various LAM-related GPs held directly by certain of our LAM managing directors, as compared to a $3 million charge recorded in the corresponding period in 2007.

Nine Months Ended September 30, 2008 versus September 30, 2007

The Company reported a net loss of $35 million for the nine month period ended September 30, 2008, a decline of $131 million as compared to net income of $96 million for the corresponding period in 2007. Such decline was principally the result of the impact of the LAM Merger, which reduced net income in the 2008 period by $108 million. Excluding the impact of the LAM Merger, the Company had net income in the 2008 period of $74 million, or 23% lower than the 2007 period. As described above, the Company acquired GAHL and CWC during the third quarter of 2007. Accordingly, results for the nine month periods ended September 30, 2008 and 2007 include the results of such acquired businesses from the respective acquisition dates.

Net revenue decreased $151 million, or 11%, for the nine month period ended September 30, 2008, compared to the corresponding period in 2007, with operating revenue decreasing $125 million, or 9% compared to the corresponding 2007 period. Commensurate with the general decline in overall industry transactions, our fees from investment banking and other advisory activities decreased $76 million, or 9%, versus the corresponding 2007 period. Money management fees, including incentive fees, increased $31 million, or 7%, as compared to the prior year period principally as the result of a $3 billion, or 2%, increase in average AUM for the nine month period ended September 30, 2008 versus the corresponding 2007 period, as well as a change in the mix of investment products and levels of management fees on certain products. Interest income increased $3 million, or 5%. Other revenue decreased $97 million, or 93%, in the nine month period ended September 30, 2008 versus the corresponding period in 2007. The decline was principally attributable to markdowns in the first quarter of 2008 in LFB’s corporate debt portfolio held as an integral part of its asset-liability management program and markdowns in the Company’s investment in corporate equities to seed new Asset Management products and for temporary investments. Other contributing factors to the decrease was an $18 million reduction in LAM GP-related revenues (which are fully offset in minority interest in net income) and a $9 million gain recorded in the 2007 period in connection with the Company’s interest in the net proceeds related to the sale of a portion of LFCM Holdings’ ownership interest in Panmure Gordon & Co. plc (“PG&C”) (see Note 16 of Notes to Condensed Consolidated Financial Statements), partially offset by increased foreign exchange gains. Interest expense for the nine month period ended September 30, 2008 increased $12 million, or 12%, primarily related to the Company’s June 2007 issuance of $600 million aggregate principal amount of its 6.85% senior notes and increased interest on average customer deposits in LFB, partially offset by a reduction in interest expense related to the Company’s May 2008 repurchase of $437 million aggregate principal amount of its 6.12% senior notes in connection with the remarketing of such notes.

Compensation and benefits expense, excluding the $198 million charge relating to the LAM Merger, decreased $83 million, or 11%, for the nine month period ended September 30, 2008. Such decrease was consistent with the decrease in operating revenue, which more than offset the increased amortization of an increased amount of RSUs and additional compensation associated with the strategic headcount growth of managing directors and business segment professionals. Compensation and benefits expense represented 55.7% of operating revenue in the 2008 period, compared to 56.7% in the corresponding 2007 period.

Non-compensation expense in the nine month period ended September 30, 2008, excluding the $2 million charge relating to the LAM Merger, increased $48 million, or 19%. Factors contributing to the increase include (i) the impact of investments in our business and operating expenses related to companies acquired in the third quarter of 2007, (ii) the provision for losses from counterparty defaults from one of our prime brokers, (iii) increased business development expenses for market related data, and (iv) the impact in the 2008 period of the weakened U.S. dollar, with these items partially offset by a reduction in the amortization of intangible assets related to the GAHL and CWC acquisitions made in 2007. Non-compensation expense, excluding the amortization of intangibles in the 2008 and 2007 periods of $4 million and $18 million, respectively, was 23.4% of operating revenue for the 2008 period, compared to 16.9% of operating revenue for the 2007 period, with such increased percentage primarily attributable to the decline in operating revenues in the 2008 period as well as the provision for losses from counterparty defaults described above.

Operating income for the nine month period ended September 30, 2008, excluding the $200 million charge relating to the LAM Merger, decreased $115 million, or 40%, versus the corresponding period in 2007. Excluding the impact of the LAM Merger, operating income, as a percentage of net revenue, was 14% and 21% in the 2008 and 2007 periods, respectively.

The provision for income taxes for the nine month period ended September 30, 2008, excluding the $7 million tax benefit relating to the LAM Merger, decreased $27 million versus the prior year period. Such decrease was principally due to lower levels of income in the 2008 period. Excluding the impact of the LAM Merger in the 2008 period, the Company’s effective tax rate was 22.7% for the nine month period ended September 30, 2008 as compared to 23.0% for the corresponding period in 2007.

Minority interest in net income for the nine month period ended September 30, 2008, excluding the $83 million credit relating to of the LAM Merger, decreased $66 million, or 53%, versus the 2007 period, which principally reflected the lower level of Lazard Group net income in the 2008 period as well as a decrease in LAZ-MD Holdings ownership interest of Lazard Group in the 2008 period (approximately 45.6%) versus the 2007 period (approximately 52.0%). In addition, minority interest in the 2008 period includes a $10 million credit related to various LAM-GPs held directly by certain of our LAM managing directors, as compared to an $8 million charge recorded in the corresponding period in 2007.

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

Financial Advisory

The following table summarizes the operating results of the Financial Advisory segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in thousands)
M&A and Strategic Advisory	$230,890	$295,401	$621,982	$655,787
Financial Restructuring	23,944	56,161	72,148	94,854
Corporate Finance and Other	14,906	28,210	76,569	96,674

Net Revenue	269,740	379,772	770,699	847,315
Operating Expenses (a)	197,494	279,728	601,927	644,290

Operating Income	$72,246	$100,044	$168,772	$203,025

Operating Income, Excluding Amortization of Intangible Assets Related To Acquisitions (b)	$72,472	$118,200	$172,179	$221,181

Operating Income as a Percentage of Net Revenue	27%	26%	22%	24%

Operating Income as a Percentage of Net Revenue, Excluding Amortization of Intangible Assets Related To Acquisitions (b)	27%	31%	22%	26%

	As of September 30,
	2008	2007
Headcount (c):
Managing Directors	152	142
Limited Managing Directors	5	3
Other Employees:
Business segment professionals	698	635
All other professionals and support staff	258	274

Total	1,113	1,054

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto) and, in the three and nine month periods ended September 30, 2008 and both 2007 periods, amortization of intangible assets related to the acquisitions of GAHL and CWC of $0.2 million, $3.4 million, and $18.2 million, respectively.
(b)	Excludes the amortization of intangible assets related to the acquisitions of GAHL and CWC as described in (a) above.
(c)	Excludes headcount related to indirect support functions, with such headcount being included in the Corporate segment.

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

	Nine Months Ended September 30,
	2008	2007
Lazard Statistics:
Number of Clients:
Total	571	460
With Fees Greater than $1 million	176	158
Percentage of Total Financial Advisory Revenue from Top 10 Clients	24%	23%
Number of M&A Transactions Completed Greater than $1 billion (a)	33	37

(a)	Source: Thomson Financial as of October 13, 2008

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms. The offices that generate Financial Advisory net revenue are located in United States, Europe (principally in the U.K., France, Italy, Spain and Germany) and the rest of the world (principally in Australia).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	46%	46%	51%	49%
Europe	50	43	43	44
Rest of World	4	11	6	7

Total	100%	100%	100%	100%

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

Three Months Ended September 30, 2008 versus September 30, 2007

In the 2008 period, Financial Advisory net revenue decreased $110 million, or 29%, as compared to the corresponding 2007 period, with M&A and Strategic Advisory revenue decreasing $65 million, or 22%, and Financial Restructuring revenue decreasing $32 million, or 57%, while Corporate Finance and Other net revenue decreased $13 million, or 47%.

The decrease in M&A and Strategic Advisory revenue in 2008 was generally consistent with the industry. Clients which, in the aggregate, represented a significant portion of our M&A and Strategic Advisory revenue for the 2008 period included APP Pharmaceuticals, Gaz de France, Geodis, ING, International Paper, Penn National Gaming, Royal Bank of Scotland, Signet Group, Tele2 and TM International.

Financial Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings and advice on complex on- and off-balance sheet assignments, such as retiree health care obligations. The decrease in revenue was the result of a strong 2007 period that included fees in connection with the Eurotunnel restructuring. Notable restructuring assignments completed in the third quarter of 2008 include advising Inmobiliaria Colonial, Petroleos de Venezuela and WCI Communities. Revenues for the 2008 period do not include several significant recently announced Financial Restructuring transactions, such as Lehman Brothers, Pilgrim’s Pride, CIFG and Hawaiian Telcom which were in progress at September 30, 2008.

Corporate Finance and Other net revenue decreased versus the 2007 period reflecting a decrease in the value of fund closings by our Private Fund Advisory Group and private placements by our Capital Markets Group, both of which have been negatively impacted by the deterioration of the financial markets during the 2008 period. During the 2008 period, our Equity Capital Markets Group transaction assignments included advising Natixis and Energy Solutions on their follow-on capital raising transactions and Westport Innovations on its U.S. IPO. Our Alternative Capital Finance Group served as a placement agent on a number of Private Investment in Public Equity transactions (“PIPES”) and Registered Direct Offerings (“RDs”). During the 2008 period, notable assignments for PIPES included Achillion Pharmaceuticals and Threshhold Pharmaceuticals and an RD for Jazz Pharmaceuticals.

Operating expenses for the three month period ended September 30, 2008 decreased $82 million, or 29%, versus the corresponding 2007 period primarily due to decreased compensation consistent with lower operating revenue and a decrease in the amortization of intangible assets associated with the GAHL and CWC acquisitions. Such decreases were partially offset by increases in amortization of an increased amount of RSUs and increased costs from the strategic headcount growth of senior bankers, as well as increased expenses related to companies acquired in the three month period ended September 30, 2007 (and whose operating expenses were only included in the 2007 period subsequent to the respective acquisition date) and other new offices, as well as increases in business development expenses for travel and market related data.

Financial Advisory operating income for the 2008 period decreased $28 million, or 28%, versus the corresponding 2007 period. Operating income represented 27% and 26% of segment net revenues for the 2008 and 2007 periods, respectively.

Nine Months Ended September 30, 2008 versus September 30, 2007

In the 2008 period, Financial Advisory net revenue decreased $77 million, or 9%, as compared to the corresponding 2007 period, with M&A and Strategic Advisory revenue decreasing $34 million, or 5%, and Financial Restructuring revenue decreasing $23 million, or 24%, while Corporate Finance and Other net revenue decreased $20 million, or 21%.

Operating expenses for the nine month period ended September 30, 2008 decreased $42 million, or 7%, versus the corresponding 2007 period primarily due to decreased compensation expense consistent with lower operating revenue and reduced amortization of intangible assets associated with the GAHL and CWC acquisitions. Such decreases were partially offset by increases related to the amortization of an increased amount of RSUs, increased costs from the strategic headcount growth of senior bankers and relating to companies acquired in the three month period ended September 30, 2007 and other new offices, as well as increases in business development expenses for travel and market related data.

Financial Advisory operating income for the 2008 period decreased $34 million, or 17%, versus the corresponding 2007 period. Operating income represented 22% and 24% of segment net revenues for the 2008 and 2007 periods, respectively.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	September 30, 2008	December 31, 2007
	($ in millions)
AUM:
International Equities	$32,945	$50,535
Global Equities	40,305	47,814
U.S. Equities	17,052	20,927

Total Equities	90,302	119,276

European and International Fixed Income	9,569	10,255
Global Fixed Income	1,773	2,161
U.S. Fixed Income	1,935	1,817

Total Fixed Income	13,277	14,233

Alternative Investments	4,270	3,577
Private Equity(a)	1,557	1,401
Cash Management	3,881	2,926

Total AUM	$113,287	$141,413

(a)	Includes $1.1 billion and $1.0 billion as of September 30, 2008 and December 31, 2007, respectively, held by an investment company for which Lazard may earn carried interests.

Average AUM for the three month and nine month periods ended September 30, 2008 and 2007 is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in millions)
Average AUM	$123,713	$138,717	$130,758	$128,181

The following is a summary of changes in AUM for the three month and nine month periods ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in millions)
AUM—Beginning of Period	$134,139	$135,350	$141,413	$110,437
Net Flows	(660)	3,295	3,604	17,485
Market Appreciation (Depreciation)	(18,801)	2,733	(31,372)	13,122
Foreign Currency Adjustments	(1,391)	706	(358)	1,040

AUM—End of Period	$113,287	$142,084	$113,287	$142,084

Total AUM at September 30, 2008 decreased $28 billion, or 20%, versus that at December 31, 2007, with average AUM for the three and nine month periods ended September 30, 2008 decreasing 11% and increasing 2%, respectively, versus the average AUM for the corresponding periods in 2007. International, Global and U.S. equities represented 29%, 36% and 15% of total AUM at September 30, 2008, respectively, versus 36%, 34% and 15% of total AUM at December 31, 2007, respectively. During the nine month period ended September 30, 2008, the $28 billion decrease in AUM was principally attributable to market depreciation, partially offset by net inflows.

The following tables summarize the operating results of the Asset Management segment.

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	As Reported	Impact of LAM Merger (a)	Excluding LAM Merger (b)
	($ in thousands)
Management Fees	$145,332		$145,332	$157,424
Incentive Fees	10,179		10,179	7,315
Other Income	430		430	12,681

Sub-total	155,941		155,941	177,420
LAM GP-Related Revenue (Loss)	(8,161)		(8,161)	2,521

Net Revenue	147,780		147,780	179,941
Operating Expenses (c)	317,915	197,550	120,365	135,411

Operating Income (Loss)	(170,135)	(197,550)	27,415	44,530
Add (Deduct):
LAM GP-Related Revenue (Loss)	8,161		8,161	(2,521)
Amortization of Intangible Assets	282		282	0

Operating Income (Loss), excluding the impact of LAM GP-Related Revenue (Loss) (d) and Amortization of Intangible Assets	$(161,692)	$(197,550)	$35,858	$42,009

Operating Income, as a Percentage of Net Revenue			19%	25%

Operating Income, as a Percentage of Net Revenue, each excluding LAM GP-Related Revenue (Loss) (d) and Amortization of Intangible Assets			23%	24%

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	As Reported	Impact of LAM Merger (a)	Excluding LAM Merger (b)
	($ in thousands)
Management Fees	$460,449		$460,449	$430,293
Incentive Fees	18,608		18,608	18,073
Other Income	23,897		23,897	37,273

Sub-total	502,954		502,954	485,639
LAM GP-Related Revenue (Loss)	(9,771)		(9,771)	8,076

Net Revenue	493,183		493,183	493,715
Operating Expenses (c)	574,850	197,550	377,300	368,444

Operating Income (Loss)	(81,667)	(197,550)	115,883	125,271
Add (Deduct):
LAM GP-Related Revenue (Loss)	9,771		9,771	(8,076)
Amortization of Intangible Assets	845		845	0

Operating Income (Loss), excluding the impact of LAM GP-Related Revenue (Loss) (d) and Amortization of Intangible Assets	$(71,051)	$(197,550)	$126,499	$117,195

Operating Income, as a Percentage of Net Revenue			23%	25%

Operating Income, as a Percentage of Net Revenue, each excluding LAM GP-Related Revenue (Loss) (d) and Amortization of Intangible Assets			25%	24%

	As of September 30,
	2008	2007
Headcount (e):
Managing Directors	55	47
Limited Managing Directors	1	3
Other Employees:
Business segment professionals	335	308
All other professionals and support staff functions	320	366

Total	711	724

(a)	See Note 7 of Notes to Condensed Consolidated Financial Statements for information regarding the LAM Merger.
(b)	A non-GAAP measure.
(c)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(d)	Management also evaluates the results of Asset Management based on operating income excluding the LAM GP-related revenue (loss) since such LAM GP-related amounts are directly offset by a charge (credit) to minority interest which is not a charge (credit) to operating income.
(e)	Excludes headcount related to indirect support functions. Such headcount is included in the Corporate headcount.

Effective August 11, 2008, LAM outsourced a portion of its operations to State Street Corporation (“State Street”), a leading provider of investment operations outsourcing. Among other things, we believe that outsourcing will benefit LAM by allowing us to focus on our core strengths of portfolio management and client service, and improve our global processing, scalability and cost structure. In connection with the outsourcing transaction, 68 LAM employees became employed by State Street. Accordingly, immediately following the outsourcing, LAM’s compensation costs decreased with respect to such employees, while its non-compensation costs increased. We did not incur any significant upfront costs associated with this transaction.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	53%	53%	52%	53%
Europe	36	37	37	37
Rest of World	11	10	11	10

Total	100%	100%	100%	100%

Operating Results

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results. Lazard management believes that comparisons between periods are most meaningful after excluding the 2008 impact of the LAM Merger. Accordingly, the comparison of the operating results that follows are described on that basis. Further, Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2008 versus September 30, 2007

Asset Management net revenue decreased $32 million, or 18%, versus the corresponding 2007 period. Management fees for the 2008 period decreased $12 million, or 8%, versus the corresponding 2007 period driven by the impact of a $15 billion, or 11%, decrease in average AUM in the 2008 period, partially offset by a change in the mix of investment products and levels of management fees on certain products. Incentive fees grew $3 million, or 39%, in the 2008 period as compared to the corresponding 2007 period. Other income decreased $23 million, or 151%, versus the corresponding 2007 period, principally as a result of lower LAM GP-related revenue, other investment losses and foreign exchange losses.

Operating expenses for the 2008 period, excluding the $198 million charge relating to the LAM Merger, decreased $15 million, or 11%, versus the corresponding 2007 period, and was attributable to decreased compensation consistent with lower operating revenue, partially offset by increased business development expenses for travel, market related data, and outsourced services.

Asset Management operating income (loss) was $(170) million for the three month period ended September 30, 2008, a decline of $215 million as compared to $45 million for the corresponding period in 2007. Such decline was principally the result of the impact of the LAM Merger, which reduced operating income in the 2008 period by $198 million. Excluding the impact of the LAM Merger, the Company had operating income in the 2008 period of $27 million, a decline of $17 million, or 38%, as compared to the 2007 period, with operating income as a percentage of segment revenue being 19% for the 2008 period versus 25% for the 2007 period. Excluding the impact of the LAM Merger, LAM GP-related revenue (loss) and amortization of intangible assets, operating income in the 2008 period was $36 million, or 23% of segment net revenue excluding LAM GP-related revenue (loss), as compared to $42 million, or 24% for the 2007 period.

Nine Months Ended September 30, 2008 versus September 30, 2007

Asset Management net revenue was flat versus the corresponding 2007 period. Management fees for the 2008 period increased $30 million, or 7%, versus the corresponding 2007 period driven by a 2% increase in average AUM as well as the impact of a change in the mix of investment products and levels of management fees on certain products. Incentive fees increased $1 million, or 3%, for the 2008 period, as compared to the corresponding 2007 period. Other income decreased $31 million, or 69%, versus the corresponding 2007 period, principally as a result of lower LAM GP-related revenue, other investment losses and foreign exchange losses.

Operating expenses for the 2008 period, excluding the $198 million charge relating to the LAM Merger, increased $9 million, or 2%, versus the corresponding 2007 period, and was principally due to increased outsourced services, business development expenses for travel, market related data as well as for amortization of an increased amount of RSUs and additional salaries related to headcount growth, partially offset by decreased compensation related to lower operating revenue.

Asset Management operating income (loss) was $(82) million for the nine month period ended September 30, 2008, a decline of $207 million as compared to $125 million for the corresponding period in 2007. Such decline was principally the result of the impact of the LAM Merger, which reduced operating income in the 2008 period by $198 million. Excluding the impact of the LAM Merger, the Company had operating income in the 2008 period of $116 million, a decline of $9 million, or 7%, as compared of the 2007 period, with operating income as a percentage of segment net revenue being 23% for the 2008 period versus 25% for the 2007 period. Excluding the impact of the LAM Merger, LAM GP-related revenue (loss) and amortization of intangible assets, operating income was $126 million, or 25% of segment net revenue excluding LAM GP-related revenue (loss), as compared to $117 million, or 24% for the 2007 period.

Corporate

The following table summarizes the results of the Corporate segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	($ in thousands)
Interest Income	$19,190	$22,020	$52,927	$50,457
Interest Expense	(32,842)	(42,197)	(109,232)	(97,737)

Net Interest Expense	(13,652)	(20,177)	(56,305)	(47,280)
Other Revenue (Expense)	1,952	2,512	(26,290)	38,856

Net Revenue (Expense)	(11,700)	(17,665)	(82,595)	(8,424)
Operating Expenses (a)	25,124	8,323	33,463	33,855

Operating Loss	$(36,824)	$(25,988)	$(116,058)	$(42,279)

	As of September 30,
	2008	2007
Headcount (b):
Managing Directors	8	8
Limited Managing Directors	—	—
Other Employees:
Business segment professionals	8	9
All other professionals and support staff	634	615

Total	650	632

(a)	Includes, in the three month and nine month periods ended September 30, 2008 non compensation-related transaction costs of $2 million relating to the LAM Merger.
(b)	Includes headcount related to support functions.

Corporate Results of Operations

Three Months Ended September 30, 2008 versus September 30, 2007

Net interest expense in the three month period ended September 30, 2008 decreased $7 million, or 32%, versus the corresponding period in 2007 principally as a result of the reduction in interest expense related to the Company’s May, 2008 repurchase of $437 million aggregate principal amount of its 6.12% Senior Notes in connection with the remarketing of such Notes.

Other revenue declined $1 million in the three month period ended September 30, 2008 versus the corresponding period in 2007. The decline was principally attributable to net investment losses in the 2008 period, including markdowns resulting from the continued volatility in the equity and credit markets relating to the Company’s investment in corporate equities used to seed new Asset Management products and for temporary investments. Such decreases were partially offset by foreign exchange gains.

Excluding the $2 million charge relating to the LAM Merger, operating expenses in the 2008 period increased $15 million, or 178%, versus the corresponding 2007 period. Such increase was principally due to the provisions of $12.4 million for losses from counterparty defaults primarily relating to the bankruptcy of one our prime brokers.

Nine Months Ended September 30, 2008 versus September 30, 2007

Net interest expense in the nine month period ended September 30, 2008 increased $9 million, or 19%, versus the corresponding period in 2007 principally as a result of the June 2007 issuance of $600 million aggregate principal amount of 6.85% senior notes, partially offset by the reduction in interest expense related to the Company’s May, 2008 purchase of $437 million aggregate principal amount of its 6.12% Senior Notes in connection with the remarketing of such Notes and by the repayment of certain senior and subordinated notes in June, 2007.

Other revenue declined $65 million in the nine month period ended September 30, 2008 versus the corresponding period in 2007, due to broad-based illiquidity in the credit markets and volatility in the equity and credit markets during 2008 which adversely impacted investment income. This adverse impact related to markdowns in the first quarter of 2008 of LFB’s portfolio of debt securities of corporate issuers and markdowns in the corporate portfolio of equity securities used to seed new Asset Management products and for temporary investments.

Excluding the $2 million charge relating to the LAM Merger, operating expenses in the 2008 period decreased $2 million, or 7%, versus the corresponding 2007 period. While the 2008 period included reductions in compensation and benefits related to lower incentive compensation as a result of the lower level of revenue and a higher level of indirect support costs allocated to the business segments, such decreases were partially offset by the provisions of $12.4 million for losses from counterparty defaults primarily relating to the bankruptcy of one of our prime brokers.

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

Summary of Cash Flows:

	Nine Months Ended September 30,
	2008	2007
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income (loss)	$(34.8)	$95.9
Noncash charges (a)	245.5	233.0
Other operating activities (b)	(51.4)	(449.5)

Net cash provided by (used in) operating activities	159.3	(120.6)

Investing activities (c)	(142.4)	(144.1)
Financing activities (d)	(289.3)	257.7
Effect of exchange rate changes	(8.5)	(3.4)

Net Decrease in Cash and Cash Equivalents	(280.9)	(10.4)
Cash and Cash Equivalents:
Beginning of Period	1,055.8	969.5

End of Period	$774.9	$959.1

(a) Consists of the following:

Depreciation and amortization of property	$15.3	$11.7
Amortization of deferred expenses, stock units and interest rate hedge	187.0	78.7
Amortization of intangible assets related to acquisitions	4.3	18.2
Minority interest in net income (loss)	(25.4)	124.4
Non-cash portion of charge related to LAM Merger	64.3	—

	$245.5	$233.0

(b) Includes net changes in operating assets and liabilities.

(c) Principally relates to the acquisition of our equity method investment in Sapphire Industrials Corp. (“Sapphire”) (see Note 11 of Notes to Condensed Consolidated Financial Statements), purchases of available-for-sale securities by LFB and our equity method investment in Merchant Bankers Asociados, an Argentina-based financial advisory services firm with offices across Central and South America and the parent company of MBA Banco de Inversiones.

(d) Primarily includes distributions to minority interest holders, Class A common stock dividends, repurchases of Lazard Group common membership interests from members of LAZ-MD Holdings and shares of Class A common stock, and, activity related to borrowings, including, in the 2008 period, the Company’s purchase of $437 million aggregate principal amount of its 6.12% Senior Notes in connection with the remarketing and the concurrent settlement of the purchase contract component of the equity security units (“ESUs”), which resulted in Lazard Ltd issuing 14,582,750 shares of Class A common stock for aggregate proceeds of $437 million.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. We maintain lines of credit in excess of anticipated liquidity requirements. As of September 30, 2008, Lazard had approximately $217 million in unused lines of credit available to it, including $59 million of unused lines of credit available to LFB.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, including use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months and beyond. As noted above, we intend to maintain lines of credit that can be utilized should the need arise. These credit lines include a $150 million senior revolving credit facility with a group of lenders that expires in May, 2010. As of September 30, 2008, there were no amounts outstanding under this credit facility. The senior revolving credit facility contains customary affirmative and negative covenants and events of default for facilities of this type which, among other things, limit the ability of the borrower to incur debt, grant liens, pay dividends, enter into mergers or to sell all or substantially all of its assets and contains financial covenants that must be maintained. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources in addition to any new credit facilities. In addition, the indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions.

Financing Agreements

Over the past several years, Lazard has entered into several financing agreements designed to strengthen both its capital base and liquidity, the most significant of which are described below. Each of these agreements is discussed in more detail in our consolidated financial statements and related notes included in the Form 10-K. The table below sets forth our corporate indebtedness as of September 30, 2008 and December 31, 2007.

	Maturity Date	As of September 30, 2008	As of December 31, 2007	Increase (Decrease)

	($ in millions)
Senior Debt:
6.85%	2017	$600.0	$600.0	$—
7.125%	2015	550.0	550.0	—
6.12%(a)	2008	—	437.5	(437.5)
Subordinated Debt:
3.25%(b)	2016	150.0	150.0	—

Total Senior and Subordinated Debt		$1,300.0	$1,737.5	$(437.5)

(a)	In connection with the remarketing under the terms of the ESUs, on May 15, 2008 (i) $437.5 million aggregate principal amount of the 6.12% Senior Notes were purchased by Lazard Group, (ii) the stated maturity of the 6.12% Senior Notes was reset to May 15, 2010 and (iii) the interest rate on the 6.12% Senior Notes was reset to 4.00% per annum. See Note 10 of Notes to Condensed Consolidated Financial Statements.

(b)	Convertible into shares of Class A common stock at an effective conversion price of $57 per share. One third in principal amount became convertible on July 1, 2008, and an additional one third in principal amount will generally be convertible after July 1, 2009 and July 1, 2010, with no principal amounts convertible after June 30, 2011. See Note 10 of Notes to Condensed Consolidated Financial Statements.

As of September 30, 2008, Lazard was in compliance with all of its obligations under its various borrowing arrangements.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to affiliates. See Note 17 of Notes to Condensed Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see “Item 1-Business—Regulation” included in the Form 10-K.

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations for future payments as of September 30, 2008:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior and Subordinated Debt (including interest) (a)	$1,985,651	$85,163	$170,325	$170,325	$1,559,838
Operating Leases (exclusive of $56,014 of sublease income)	515,365	65,981	122,150	79,337	247,897
LAM Merger cash consideration (c)	150,580	60,232	—	90,348	—
Capital Leases (including interest)	37,270	5,050	7,409	6,286	18,525
Investment Commitments: LAI-managed funds (b)	70,749	39,499	31,250	—	—
Other	12,472	11,598	299	541	34

Total (d)	$2,772,087	$267,523	$331,433	$346,837	$1,826,294

(a)	See Note 10 of Notes to Condensed Consolidated Financial Statements.
(b)	See Note 9 of Notes to Consolidated Financial Statements included in the Form 10-K.
(c)	See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information regarding the LAM Merger.
(d)	The table above excludes contingent obligations and any possible payments for uncertain tax positions given the inability to estimate the timing of the latter payments. See Note 17 of Notes to Consolidated Financial Statements included in the Form 10-K regarding information in connection with Lazard’s uncertain tax positions.

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

Valuation of Investments

Investments consist principally of debt securities, equities, investments in alternative asset management funds and other private equity investments. These investments are carried at fair value on the condensed consolidated statements of financial condition, with any increases or decreases in fair value reflected (i) in earnings, to the extent held by our broker-dealer subsidiaries or when designated as trading securities under SFAS No. 115, within our non broker-dealer subsidiaries, and (ii) in “accumulated other comprehensive income (loss)”, to the extent designated as “available-for-sale” securities under SFAS No. 115 until such time they are realized and reclassified to earnings. Any declines in the fair value of “available-for-sale” securities that are determined to be other than temporary are charged to earnings. Gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income or “accumulated other comprehensive income (loss)”.

Debt securities are primarily investments of LFB which typically holds them long-term as part of its asset-liability management program. As described above, effective July 1, 2008, as permitted under SFAS No. 115, certain debt securities held by LFB which were previously designated as “trading” securities were re-designated as “available-for-sale” securities.

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

Minority interests in LAM alternative asset management funds represent general partnership interests held directly by certain of our LAM managing directors or employees of the Company but controlled and consolidated by Lazard. The associated minority interest amounting to approximately $35 million at September 30, 2008 and $51 million at December 31, 2007, respectively, is included in minority interest on the condensed consolidated statements of financial condition (see Note 6 of Notes to Condensed Consolidated Financial Statements).

Private equity investments, which represent approximately 2.8% at September 30, 2008 and 1.9% of total assets at December 31, 2007, respectively, are comprised of investments in private equity funds and direct private equity interests that are valued, in the absence of observable market prices, initially at cost, which is subsequently adjusted for additional capital raising transactions such as the issuance of new member interests or through a sale of existing equity to a third party or other events that are indicative of fair value. In the absence of third party transactions, the carrying value of such investments may be adjusted if it is determined that the expected realizable value of the investment differs from the carrying value. In reaching that determination, consideration is given to many factors including, but not limited to, the operating cash flows and financial performance of the investee, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features, liquidation preferences or restrictions. With respect to the majority of private equity investments, Lazard utilizes information derived from fund managers for the determination of such fair values.

See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information regarding investments and certain other assets and liabilities measured at fair value, including a discussion of the inputs utilized by Lazard in measuring fair value and the levels of fair value within which such measurements fall, pursuant to the disclosure requirements of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which the Company adopted on January 1, 2008.

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

See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding goodwill.

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

At September 30, 2008, $524 million, or 72%, of the $728 million of investments (net of securities sold not yet purchased of $7 million classified as “other liabilities”) represented investments in debt securities held by LFB and Corporate investments in equity securities that are held indirectly through asset management funds, non-publicly traded funds or through general partnership interests in LAM-managed funds, and are therefore subject to market risks. These investment portfolios are monitored daily by management. Included in the amount above was $378 million of debt securities (representing approximately 72% of investments subject to market risk), substantially all of which were in LFB’s portfolio, consisting primarily of corporate bonds (93% of which carried investment grade ratings at September 30, 2008), and secondarily, non-U.S. government securities. These securities are held long-term as part of LFB’s asset-liability management program.

The remaining 28% of the investments at September 30, 2008 represent (i) private equity and equity method investments that are generally not subject to short-term market fluctuations, and (ii) general partnership interests in LAM alternative asset management funds held directly by certain of our managing directors and employees but which are controlled and consolidated by the Company, and therefore the associated risk remains with the minority interest holders.

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

Lazard enters into interest rate swaps and foreign currency exchange contracts to hedge exposures to interest rates and currency exchange rates and, beginning in the second quarter of 2008, uses equity swap contracts to hedge a portion of its market exposure with respect to certain equity investments.

At September 30, 2008 and December 31, 2007, derivative contracts related primarily to interest rate swaps and equity and exchange rate contracts and are recorded at fair value. Derivative assets amounted to $20 million and $10 million at September 30, 2008 and December 31, 2007, respectively, with derivative liabilities amounting to $11 million and $4 million at September 30, 2008 and December 31, 2007, respectively.

The primary market risks associated with LFB’s securities portfolio, foreign exchange hedging and lending activities are sensitivity to changes in the general level of credit spreads and interest rate and foreign currency risks. The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions such as those we are currently experiencing. The following sensitivity metrics provide the resultant effects on Lazard’s condensed consolidated financial statements as of September 30, 2008:

•	LFB’s credit spread risk, as measured by a 100 +/– basis point change in credit spreads totaled $(13) million and $14 million, respectively.

•	LFB’s interest rate risk as measured by a 100 +/– basis point change in interest rates totaled $400 thousand.

•	Foreign currency risk associated with LFB’s open positions, in aggregate, as measured by a 200 +/- basis point change against the U.S. dollar, totaled approximately $51 thousand.

LFB fully secures its collateralized financing transactions with fixed income securities.

Risks Related to Receivables

We maintain an allowance for bad debts to provide coverage for probable losses from our fee and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where, in our judgment, the receivables are impaired. At September 30, 2008, total receivables amounted to $1.2 billion, net of an allowance for bad debts of $20 million. As of that date, inter-bank lending, financial advisory and asset management fee, customer and other and related party receivables comprised 55%, 31%, 13% and 1% of total receivables, respectively. At December 31, 2007, total receivables amounted to $1.1 billion, net of allowance for bad debts of $13 million. As of that date, inter-bank lending, financial advisory and asset management fee, customer and other and related party receivables comprised 45%, 47%, 5% and 3% of total receivables, respectively. The M&A and asset management fee receivables collection periods generally are within 60 days of invoice. However, as discussed above, the collection period for restructuring transactions may extend beyond 60 days, and fee receivables from our private fund advisory activities are generally collected over a four year period.

Customers and other receivables at September 30, 2008 also includes a $78 million receivable from the Reserve Primary Fund (the “Primary Fund”), a money market fund based in New York. As of September 15, 2008, the Company held an investment in the Primary Fund. On September 15 and 16, 2008, the Company requested the redemption of its entire investment. Effective September 17, 2008, before the Company’s investment was redeemed, the SEC issued an order temporarily suspending the Primary Fund’s obligation to honor redemption requests and calling for the orderly winding up of the Primary Fund and the ultimate disposition of the holdings of all investors in the Primary Fund. At the present time, the Primary Fund is engaged in the liquidation of its assets for distribution to investors under the supervision of the SEC. The Company expects to receive the full amount of its receivable relating to its investment in the Primary Fund, but it is possible that the process of liquidating the Primary Fund may ultimately result in some diminution in value of the Company’s investment position. The Company is closely monitoring the situation and reserving all of its rights. On October 31, 2008, the Company received its first partial redemption aggregating approximately $39 million.

Credit Concentration

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At September 30, 2008, LFB had no exposure to an individual counterparty that exceeded $36 million, in the aggregate, excluding inter-bank counterparties.

With respect to activities outside LFB, as discussed above, as of September 30, 2008 the Company had a receivable related to its investment in the Primary Fund, for which the Company had an individual counterparty exposure of $78 million.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s liabilities has fixed interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of September 30, 2008, Lazard estimates that operating income relating to cash and short-term investments and corporate indebtedness would change by approximately $9 million, on an annual basis, in the event interest rates were to increase or decrease by 1%.

As of September 30, 2008, the Company’s cash and cash equivalents totaled $775 million. Approximately two-thirds of this balance was invested in highly liquid institutional money market funds that were invested in U.S. government or agency securities, or in institutional money market funds that have announced that they are (or will be) participating in the U.S. Treasury Department’s Temporary Guarantee Program for Money Market Funds. The remainder of the Company’s cash and cash equivalents was placed in short-term interest earning accounts at a number of leading banks throughout the world, or was used to buy short-term certificates of deposit from such banks. On a regular basis, Management reviews and updates its list of approved depositor banks as well as deposit and investment thresholds.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaced SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and supersedes or amends other related authoritative literature although it retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also established principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) also requires the acquirer to expense costs relating to any acquisitions that close after December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, which, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements about fair value measurements. SFAS No. 157 applies to those accounting pronouncements that require or permit the use of fair value measurements for recognition or disclosure purposes and to those accounting pronouncements that require fair value measurements for other reasons such as the requirement to measure reporting units at fair value for annual goodwill impairment testing. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items would include, for example, reporting units measured at fair value in a goodwill impairment test as mentioned above and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS No. 157 for those assets and liabilities not subject to the delayed adoption provision of FSP 157-2. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated financial statements. For additional disclosures about fair value measurements, see Note 5 of Notes to Condensed Consolidated Financial Statements. The Company does not anticipate that the adoption of the remaining provisions of SFAS No. 157 in the first quarter of 2009 (subject to the delayed adoption provision of FSP 157-2) will have a material impact on the Company’s consolidated financial statements.

On September 30, 2008, the SEC’s Office of the Chief Accountant and the FASB staff jointly issued interpretative guidance on the application of SFAS No. 157 with respect to estimating the fair value of financial instruments in the current market environment. The release also provides clarification of the factors that should be considered when determining when investments accounted for under SFAS No. 115, are other than temporarily impaired such that an impairment charge must be recognized through earnings. On October 10, 2008, the FASB issued FSP FAS 157-3, which provided additional interpretative guidance on the application of SFAS No. 157 in markets that are not active. FSP FAS 157-3 was effective upon issuance, including for prior periods for which financial statements have not yet been issued. The issuance of interpretative guidance on the application of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, it also changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to both the parent and the noncontrolling interest with separate disclosure of each component on the face of the consolidated income statement. It does not, however, impact the calculation of net income per share as such calculation will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied except that the presentation and disclosure requirements shall be applied retrospectively for all periods presented. Except for changes in financial statement presentation, the Company does not anticipate that the adoption of SFAS No. 160 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”), to enhance the current disclosure framework in SFAS No. 133 for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods upon initial adoption. The Company does not anticipate the adoption of SFAS No. 161 will have a material impact on its disclosures of derivative instruments and hedging activities.

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

In 2004, we received a request for information from the NASD as part of an industry investigation relating to gifts and gratuities, which was focused primarily on the Company’s former Capital Markets business, which business was transferred to LFCM Holdings as a part of the separation from Lazard Group on May 10, 2005. In addition, the Company received requests for information from various legal and regulatory authorities seeking information concerning gifts and entertainment involving an unaffiliated mutual fund company, which were also focused on that same business. On October 30, 2008, Lazard Capital Markets LLC, a wholly-owned subsidiary of LFCM Holdings, entered into a settlement agreement with the SEC relating to this matter.

On September 8, 2008, an action was commenced in the Federal District Court for the Southern District of New York by Leslie Dick Worldwide, Ltd. and Leslie Dick arising out of the bankruptcy of Conseco Inc. The lawsuit names as defendants: George Soros, Soros Fund Management LLC, SFM Management LLC, Conseco Inc., Vornado Realty Trust, German American Capital Corp., Deutsche Bank AG, EastDil Secured LLC, Harry Macklowe, Fortress Investment Group LLC, Cerberus Capital Management, Kirkland & Ellis LLP, Fried, Frank, Harris, Shriver & Jacobson LLP, Carmel Fifth LLC, 767 Manager LLC, Donald J. Trump and LFNY. The complaint alleges RICO and antitrust violations by defendants in connection with the sale of Conseco’s assets, including the General Motors Building. Lazard believes that the lawsuit is without merit and does not state any legally actionable claim against LFNY for any matter, including the court-authorized professional services LFNY rendered to Conseco. The plaintiffs previously sued, and lost, on a similar claim arising out of the same set of alleged facts in New York State court, resulting in a dismissal of his complaint by the state trial court and affirmance of that dismissal by the appellate court. LFNY was not named as a defendant in that state court action. LFNY may be indemnified by Conseco against any expenses, losses or damages that LFNY may incur in relation to this federal court action. Lazard intends to defend the lawsuit vigorously and will seek to have the claims against LFNY dismissed at the earliest opportunity.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As described in Note 8 of Notes to Condensed Consolidated Financial Statements, in July and August of 2007, Lazard Ltd acquired all of the outstanding shares of CWC and GAHL, respectively, for a combination of cash, common stock and preferred stock of Lazard Ltd. On August 1, 2008, Lazard Ltd issued 25,565 shares of Class A common stock in reliance on Section 4(2) of the Securities Act of 1933 (transactions not involving a public offering) in connection with the conversion of 277 shares of Series B preferred stock of Lazard Ltd that were issued in the CWC acquisition. On August 13, 2008, Lazard Ltd issued 203,890 shares of Class A common stock in reliance on Section 4(2) of the Securities Act of 1933 to the sellers in the GAHL transaction pursuant to the terms of the equity purchase agreement between Lazard Group, GAHL and the selling members of GAHL.

As described in Note 12 of Notes to Condensed Consolidated Financial Statements, on August 7, 2008, Lazard Ltd issued 323,137 shares of Class A common stock in reliance on Section 4(2) of the Securities Act of 1933 in connection with the exchange of 323,137 common membership interests of Lazard Group held by certain members of LAZ-MD Holdings as provided for in the Master Separation Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings and other related documents.

Issuer Repurchases of Equity Securities

The following table sets forth information regarding Lazard’s purchases of its Class A common stock on a monthly basis during the third quarter of 2008. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2008 – July 30, 2008	—	—	—	$ — million
August 1, 2008 – August 31, 2008	—	—	—	$ — million
September 1, 2008 – September 30, 2008	1,286,913	$36.15	1,286,913	$194.0 million

Total	1,286,913	$36.15	1,286,913

(1)	From the inception of our share repurchase program in February 2006, the Board of Directors of Lazard Ltd has authorized on a cumulative basis the repurchase of up to $500 million in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2009. The share repurchase program will be used primarily to offset a portion of the shares to be issued under Lazard Ltd’s 2005 Equity Incentive Plan and the 2008 Incentive Compensation Plan (which was approved by the stockholders of Lazard Ltd on May 6, 2008). Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Master Separation Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

2.2

Amendment No. 1, dated as of November 6, 2006, to the Master Separation Agreement,

dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

2.3	Second Amendment dated as of May 7, 2008, to the Master Separation Agreement dated as of May 10, 2005, as amended, by and among Lazard Ltd, Lazard Group LLC and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 8, 2008).

2.4	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

3.1	Certificate of Incorporation and Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.2	Certificate of Incorporation in Change of Name of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.3	Amended and Restated Bye-laws of Lazard Ltd (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

3.4	First Amendment to Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 9, 2008).

4.1	Form of Specimen Certificate for Class A common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

4.2	Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.3	Amended and Restated Third Supplemental Indenture, dated as of May 15, 2008, by and among Lazard Group LLC and The Bank of New York, as trustee (and incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K (Commission File No. 333-126751) filed on May 16, 2008).

4.4	Fourth Supplemental Indenture, dated as of June 21, 2007, between Lazard Group LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on June 22, 2007).

4.5	Form of Senior Note (included in Exhibit 4.3).

10.1	Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006, by and among LAZ-MD Holdings LLC, the Registrant and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.2	First Amendment dated as of May 7, 2008, to the Amended and Restated Stockholders’ Agreement dated as of November 6, 2006, between LAZ-MD Holdings LLC and Lazard Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 9, 2008).

10.3	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.4	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

10.5	Amendment No. 2 dated as of May 7, 2008, to the Operating Agreement of Lazard Group LLC dated as of May 10, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 8, 2008).

10.6	Tax Receivable Agreement, dated as of May 10, 2005, by and among Ltd Sub A, Ltd Sub B and LFCM Holdings LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.7	Employee Benefits Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8	Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9	License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company, LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co. Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.10	Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.11	Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.12	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.13	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.14	Lease with an Option to Purchase, dated as of July 11, 1990, by and between Sicomibail and Finabail and SCI du 121 Boulevard Hausmann (English translation) (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.15	Occupational Lease, dated as of August 9, 2002, Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.16*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.17*	Lazard Ltd’s 2008 Incentive Compensation Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.18*	2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.19*	Amended and Restated Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of January 29, 2008, by and among Lazard Ltd, Lazard Group LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report (File No. 001-32492) on Form 8-K filed on February 1, 2008).

10.20*	Agreement Relating to Reorganization of Lazard, dated as of May 10, 2005, by and among Lazard LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.21*	Amended and Restated Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 7, 2008, by and among the Registrant, Lazard Group LLC and Steven J. Golub (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report (File No. 001-32492) on Form 8-K filed on May 8, 2008).

10.22*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for, each of Michael J. Castellano, Scott D. Hoffman and Charles G. Ward III (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.23*	Form of First Amendment dated as of May 7, 2008, to Agreement Relating to Retention and Noncompetition and Other Covenants dated as of May 4, 2005, for each of Michael J. Castellano, Scott D. Hoffman and Charles G. Ward, III (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 8, 2008).

10.24*	Agreements Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.25*	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.26*	Acknowledgement Letter, dated as of November 6, 2006, from Lazard Group LLC to certain managing directors of Lazard Group LLC modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.27	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.28	Registration Rights Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.29	Letter Agreement, dated as of May 10, 2005, with Bruce Wasserstein family trusts (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.30	Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.31	First Amendment, dated as of March 28, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.34 to Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.32	Second Amendment, dated as of May 17, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8- K (File No. 001-32492) filed on May 17, 2006).

10.33	Third Amendment, dated as of June 18, 2007, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on June 22, 2007).

10.34*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.35*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.36*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492 filed on January 26, 2006).

10.37	Termination Agreement dated as of March 31, 2006, by and among Banca Intesa S.p.A., Lazard Group LLC, and Lazard & Co. S.r.l. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on April 4, 2006).

10.38	Amended and Restated $150 Million Subordinated Convertible Promissory Note due 2018, issued by Lazard Funding LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 17, 2006).

10.39	Amended and Restated Guaranty of Lazard Group LLC to Banca Intesa S.p.A., dated as of May 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 17, 2006).

10.40*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.41*	First Amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 1, 2007).

10.42	Agreement and Plan of Merger dated as of August 14, 2008 by and among Lazard Ltd, Laz Sub I, Lazard Asset Management LLC and Lazard Asset Management Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on August 15, 2008).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Bruce Wasserstein.

31.2	Rule 13a-14(a) Certification of Michael J. Castellano.

32.1	Section 1350 Certification for Bruce Wasserstein.

32.2	Section 1350 Certification for Michael J. Castellano.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2008

LAZARD LTD

By:	/s/ Bruce Wasserstein
Name: Bruce Wasserstein Title: Chairman and Chief Executive Officer

By:	/s/ Michael J. Castellano
Name: Michael J. Castellano Title: Chief Financial Officer