Form 10-K
period 2008-12-31
Lazard Ltd
filed 2009-03-02
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2008 was approximately $2,093,848,580.

As of January 31, 2009, there were 76,294,912 shares of the Registrant’s Class A common stock (including 9,376,162 shares held by a subsidiary) and one share of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2009 annual general meeting of shareholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13 and 14.

LAZARD LTD

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2008

i

Part I

When we use the terms “Lazard”, “we”, “us”, “our”, and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd has no material assets other than indirect ownership as of December 31, 2008 of approximately 62.4% of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

Item 1.	Business

We are a preeminent international financial advisory and asset management firm that has long specialized in crafting solutions to the complex financial and strategic challenges of our clients. We serve a diverse set of clients around the world, including corporations, partnerships, institutions, governments and high-net worth individuals. The first Lazard partnership was established in 1848. Over time we have extended our activities beyond our roots in New York, Paris and London. We currently operate from 40 cities in key business and financial centers across 24 countries throughout Europe, North America, Asia, Australia, and Central and South America.

The Separation and Recapitalization

On May 10, 2005, we completed the equity public offering (the “equity public offering”) of Class A common stock of Lazard Ltd (“Class A common stock”), the public offering of equity security units (“ESUs”) of Lazard Ltd, the private placements under an investment agreement with IXIS Corporate & Investment Bank (“IXIS” or, following its merger with and into its parent, “Natixis”) and the private offering of the 7.125% senior notes due 2015 of Lazard Group, primarily to recapitalize Lazard Group. We refer to these financing transactions and the recapitalization, collectively, as the “recapitalization.” As part of the recapitalization, Lazard Group used the net proceeds from the financing transactions primarily to redeem the outstanding Lazard Group membership interests of certain of its historical partners.

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

Principal Business Lines

We focus primarily on two business segments - Financial Advisory and Asset Management. We believe that the mix of our activities across business segments, geographic regions, industries and investment strategies helps to diversify and stabilize our revenue stream.

Financial Advisory

We offer corporate, partnership, institutional, government and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”) and strategic advisory matters, restructurings and capital structure advisory services, capital raising and various other corporate finance matters. We focus on solving our clients’ most complex problems, providing advice to senior management, boards of directors and business owners of prominent companies and institutions in transactions that typically are of significant strategic and financial importance to them.

We continue to build our Financial Advisory business by fostering long-term, senior level relationships with existing and new clients as their independent advisor on strategic transactions. We seek to build and sustain long-term relationships with our clients rather than focusing on individual transactions, a practice that we believe enhances our access to senior management of major corporations and institutions around the world. We emphasize providing clients with senior level attention during all phases of transaction execution.

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

For the years ended December 31, 2008, 2007 and 2006, the Financial Advisory segment net revenue totaled $1,023 million, $1,240 million and $973 million, respectively, accounting for approximately 66%, 64% and 65%, respectively, of our consolidated net revenue for such years. We earned advisory revenue from 708 clients, 622 clients and 510 clients for the years ended December 31, 2008, 2007 and 2006, respectively. We earned $1 million or more from 229 clients, 230 clients and 202 clients for the years ended December 31, 2008, 2007 and 2006, respectively. For the years ended December 31, 2008, 2007 and 2006, the ten largest fee paying clients constituted approximately 20%, 19% and 21% of our Financial Advisory segment net revenue, respectively, with no client individually having constituted more than 10% of segment net revenue during any of these years. For the years ended December 31, 2008, 2007 and 2006, the Financial Advisory segment reported operating income of $226 million, $319 million and $251 million, respectively. At December 31, 2008, 2007 and 2006, the Financial Advisory segment had total assets of $739 million, $812 million, and $453 million, respectively.

We believe that we have been pioneers in offering financial advisory services on an international basis, with the establishment of our New York, Paris and London offices dating back to the nineteenth century. We maintain major local presences in the U.S., the U.K. and France, including a network of regional branch offices in the U.S. and France, as well as presences in Argentina, Australia, Brazil, Canada, Chile, Dubai, Germany, Hong Kong, India, Italy, Japan, the Netherlands, Panama, Peru, Singapore, South Korea, Spain, Sweden, Switzerland, Uruguay and mainland China.

On August 13, 2007, we acquired all of the outstanding ownership interests of Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies. On July 31, 2007, Lazard Ltd acquired all of the outstanding shares of Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”), an Australia-based financial advisory firm, and concurrently sold such investment to Lazard Group. We operate GAHL’s and CWC’s businesses under the names “Lazard Middle Market” and “Lazard Carnegie Wylie”, respectively. Furthermore, on June 19, 2007, we entered into a joint cooperation agreement with Raiffeisen Investment AG (“Raiffeisen”) for merger and acquisition advisory services in Russia and the Central and Eastern European (the “CEE”) region. The cooperation between us and Raiffeisen, one of the CEE region’s top M&A advisors, provides domestic, international and cross-border expertise within Russia and the CEE region. In addition, on January 31, 2008, we acquired a 50% interest in Merchant Bankers Asociados (“MBA”), an Argentina-based financial advisory services firm with offices across Central and South America and the parent company of MBA Banco de Inversiones. Finally, in February, 2009, we entered into a strategic alliance with a financial advisory firm in Mexico to provide global M&A advisory services for clients, both inside and outside of Mexico, who are seeking to acquire or sell Mexican assets or have interests in other financial transactions with Mexican companies, and to provide restructuring advisory services to Mexican clients.

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

Services Offered

We advise clients on a wide range of strategic and financial issues. When we advise companies in the potential acquisition of another company, business or certain assets, our services include evaluating potential acquisition targets, providing valuation analyses, evaluating and proposing financial and strategic alternatives and rendering, if appropriate, fairness opinions. We also may advise as to the timing, structure, financing and pricing of a proposed acquisition and assist in negotiating and closing the acquisition. In addition, we may assist in executing an acquisition by acting as a dealer-manager in transactions structured as a tender or exchange offer.

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

For companies in financial distress, our services may include reviewing and analyzing the business, operations, properties, financial condition and prospects of the company, evaluating debt capacity, assisting in the determination of an appropriate capital structure and evaluating and recommending financial and strategic alternatives, including providing advice on dividend policy. If appropriate, we may provide financial advice and assistance in developing and seeking approval of a restructuring or reorganization plan, which may include a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or other similar court administered processes in non-U.S. jurisdictions. In such cases, we may assist in all aspects of the implementation of such a plan, including advising and assisting in structuring and effecting the financial aspects of a sale or recapitalization, structuring new securities, exchange offers, other considerations or other inducements to be offered or issued, as well as assisting and participating in negotiations with affected entities or groups.

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

Pursuant to a business alliance agreement that we entered into with LFCM Holdings in connection with the separation in May, 2005 (the “business alliance agreement”), LFCM Holdings generally underwrites and distributes U.S. securities offerings originated by our Financial Advisory business in a manner intended to be similar to our practice prior to the separation, with revenue from such offerings generally continuing to be divided evenly between Lazard Group and LFCM Holdings.

Staffing

We staff our assignments with a team of quality professionals who have appropriate product and industry expertise. We pride ourselves on, and we believe we differentiate ourselves from our competitors by, being able to offer a relatively high level of attention from senior personnel to our clients and organizing ourselves in such a way that managing directors who are responsible for securing and maintaining client relationships also actively participate in providing related transaction execution services. Our managing directors have significant experience, and many of them are able to use this experience to advise on both M&A and restructuring transactions, depending on our clients’ needs. Many of our managing directors and senior advisors come from diverse backgrounds, such as senior executive positions at corporations and in government, law and strategic consulting, which we believe enhances our ability to offer sophisticated advice and customized solutions to our clients. As of December 31, 2008, our Financial Advisory segment had 151 managing directors, 696 other professionals (which includes directors, vice presidents, associates and analysts) and 246 support staff personnel.

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

These groups are managed locally in each relevant geographic region and are coordinated globally, which allows us to bring local industry-specific knowledge to bear on behalf of our clients on a global basis. We believe that this enhances the quality of the advice that we can offer, which improves our ability to market our capabilities to clients.

In addition to our Mergers and Acquisitions and Financial Restructuring practices, we also maintain specialties in the following distinct practice areas within our Financial Advisory segment:

•	government advisory,

•	capital structure and debt advisory,

•	fund raising for alternative investment funds,

•	private investment in public equity, or “PIPE”, and

•	corporate finance.

We endeavor to coordinate the activities of the professionals in these areas with our Mergers and Acquisitions industry specialists in order to offer clients customized teams of cross-functional expertise spanning both industry and practice area expertise.

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

•

coordinating our industry specialty activities on a global basis and increasing the integration of our industry experts with our Mergers and Acquisitions, Financial Restructuring and Corporate Finance professionals, and

•

broadening our geographic presence by adding new offices, including, since the beginning of 2007, offices in Australia (Melbourne), Switzerland (Zurich), China (Hong Kong), and United Arab Emirates (Dubai City), as well as new regional offices in the U.S. (Boston, Minneapolis, Charlotte and Washington DC), acquiring a 50% interest in a financial advisory firm with offices in Central and South America (Chile, Panama, Uruguay and Peru) and entering into a joint cooperation agreement in Eastern Europe and Russia, as well as a strategic alliance with a financial advisory firm in Mexico.

In addition to the investments made as part of this strategy, we believe that the following external market factors may enable our Financial Advisory business to benefit:

•	increasing demand for independent, unbiased financial advice,

•	increasing demand for Financial Restructuring advice due to the increased level of corporate defaults, and

•	a potential increase in cross-border M&A and large capitalization M&A, two of our areas of historical specialization.

Going forward, our strategic emphasis in our Financial Advisory business is to leverage the investments we have made in recent years to grow our business and drive our productivity. We continue to seek to opportunistically attract outstanding individuals to our business. We routinely reassess our strategic position and may in the future seek opportunities to further enhance our competitive position. In this regard, during 2007 and 2008, as described above, we broadened our geographic footprint through acquisitions, investments and alliances in Australia, Eastern Europe, Russia and Central and South America, and by opening new offices. In addition, as a result of acquiring GAHL in 2007, we launched “Lazard Middle Market,” which advises primarily mid-sized private companies.

Relationship with Natixis

At the time of the equity public offering in 2005, Lazard Group and Natixis had in place a cooperation arrangement to place and underwrite securities on the French equity primary capital markets under a common brand, currently “Lazard-Natixis,” and cooperate in their respective origination, syndication and placement activities. Although originally set to expire during the third quarter of 2008, the arrangement continues to be applied in accordance with its general terms pending the outcome of continuing discussions regarding its formal extension. This cooperation covers French listed companies exceeding a market capitalization of €500 million. The cooperation arrangement also provides for an alliance in real estate advisory work with the objective of establishing a common brand for advisory and financing operations within France. It also adds an exclusive mutual referral cooperation arrangement, subject to the fiduciary duties of each firm, with the goal of referring clients from Lazard Group to Natixis for services relating to corporate banking, lending, securitizations and derivatives within France and from Natixis to Lazard Group for M&A advisory services within France.

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

As of December 31, 2008, total assets under management (“AUM”) were $91 billion, of which approximately 77% was invested in equities, 14% in fixed income, 3% in alternative investments, 4% in cash and 2% in private equity funds. As of the same date, approximately 39% of our AUM was invested in international (i.e., non-U.S. and regional non-U.S.) investment strategies, 41% was invested in global investment strategies and 20% was invested in U.S. investment strategies, and our top ten clients accounted for 25% of our total AUM. Approximately 85% of our AUM as of that date was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 15% of our AUM as of December 31, 2008 was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

The charts below illustrate the mix of our AUM as of December 31, 2008, measured by broad product strategy and by office location.

AUM BY PRODUCT	AUM BY OFFICE LOCATION

For the years ended December 31, 2008, 2007 and 2006, our Asset Management segment net revenue totaled $614.8 million, $724.8 million and $553.2 million, respectively, accounting for approximately 39%, 38% and 37%, respectively, of our consolidated net revenue for such years. In the third quarter of 2008, Lazard Asset Management LLC (“LAM”) and LAZ Sub I, LLC completed a merger (the “LAM Merger”), with and into LAM (see Note 4 of Notes to Consolidated Financial Statements). For the year ended December 31, 2008, Asset Management reported an operating loss of $63.4 million (including a $197.6 million charge relating to the LAM Merger in the third quarter), and operating income of $134.2 million (excluding the charge relating to the LAM Merger), as compared to operating income of $185.0 million and $135.2 million for the years ended December 31, 2007 and 2006, respectively. At December 31, 2008, 2007 and 2006, our Asset Management segment had $419.9 million, $580.7 million, and $418.5 million in total assets, respectively.

LAM and LFG

Our largest Asset Management subsidiaries are LAM, with offices in New York, San Francisco, Boston, Chicago, Toronto, Montreal, London, Milan, Frankfurt, Hamburg, Tokyo, Hong Kong, Sydney, Seoul and Bahrain (aggregating approximately $80 billion in total AUM as of December 31, 2008), and Lazard Frères Gestion (“LFG”), headquartered in Paris (aggregating approximately $10 billion in total AUM as of December 31, 2008). These operations, with 661 employees as of December 31, 2008, provide our business with both a global presence and a local identity.

Primary distinguishing features of these operations include:

•	a global footprint with global research, global mandates and global clients,

•

a broad-based team of approximately 250 investment professionals at December 31, 2008: LAM had approximately 220 investment professionals, including approximately 90 focused, in-house, investment analysts across all products and platforms, many of whom have substantial industry or sector specific expertise, and LFG had approximately 30 investment professionals, including research analysts,

•	a security selection-based investment philosophy applied across products, and

•	worldwide brand recognition and multi-channel distribution capabilities.

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

At LAM, we conduct investment research on a global basis to develop market, industry and company specific insights. Approximately 90 investment analysts, located in our worldwide offices, conduct research and evaluate investment opportunities around the world, and across all products and platforms. The LAM global research platform is organized around six global industry sectors:

•	consumer goods,

•	financial services,

•	health care,

•	industrials,

•	power, and

•	technology, media and telecommunications.

Our analysts recommend companies to portfolio managers and work with them on an ongoing basis to make “buy” and “sell” decisions.

Investment Strategies.    Our Asset Management business provides equity, fixed income, cash management and alternative investment strategies to our clients, paying close attention to our clients’ varying and expanding investment needs. We offer the following product platform of investment strategies:

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

U.S.

Large Capitalization**

Mid Capitalization

Small/Mid Capitalization

Multi-Capitalization

Other

U.K. (Large Capitalization)

U.K. (Small Capitalization)

Australia

France (Large Capitalization)*

France (Small Capitalization)*

Japan**

Korea

Fixed Income and Cash Management	Global Core Fixed Income High Yield Short Duration	Pan-European Core Fixed Income High Yield Cash Management* Duration Overlay Eurozone Fixed Income** Cash Management* Corporate Bonds**	U.S. Core Fixed Income High Yield Short Duration Municipals Cash Management* Non-U.S. U.K. Fixed Income

Alternative	Global Fund of Hedge Funds Fund of Closed-End Funds (Long and Long/Short) Convertible Arbitrage/Relative Value	Regional European Explorer (Long/Short) Emerging Income Japan (Long/Short)

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

Distribution.    We distribute our products through a broad array of marketing channels on a global basis. LAM’s marketing, sales and client service efforts are organized through a global market delivery and service network, with distribution professionals located in cities including New York, San Francisco, London, Milan, Frankfurt, Hamburg, Tokyo, Sydney, Hong Kong, Bahrain and Seoul. We have developed a well-established presence in the institutional asset management arena, managing money for corporations, labor unions and public pension funds around the world. In addition, we manage assets for insurance companies, savings and trust banks, endowments, foundations and charities.

We also have become a leading firm in third-party distribution, managing mutual funds and separately managed accounts for many of the world’s largest broker-dealers, insurance companies, registered advisors and other financial intermediaries. In the area of wealth management, we cater to family offices and private clients.

LFG markets and distributes its products through 22 sales professionals based in France who directly target both individual and institutional investors.

Strategy

Our strategic plan in our Asset Management business is to focus on delivering superior investment performance and client service and broadening our product offerings and distribution in selected areas in order to continue to drive improved business results. Over the past several years, in an effort to improve LAM’s operations and expand our business, we have:

•	focused on enhancing our investment performance,

•	improved our investment management platform by adding a number of senior investment professionals (including portfolio managers and analysts),

•	continued to strengthen our marketing and consultant relations capabilities,

•	expanded our product platform, including “lifting-out” experienced portfolio managers to establish new products, and

•	continued to expand LAM’s geographic reach, including through opening offices in Hong Kong and Bahrain.

We believe that our Asset Management business has long maintained an outstanding team of portfolio managers and global research analysts. We intend to maintain and supplement our intellectual capital to achieve our goals. We routinely reassess our strategic position and may in the future seek acquisitions or other transactions, including the opportunistic hiring of new employees, in order to further enhance our competitive position. We also believe that our specific investment strategies, global reach, unique brand identity and access to multiple distribution channels may allow us to expand into new investment products, strategies and geographic locations. In addition, we plan to expand our participation in alternative investment activities through investments in new and successor funds, and are considering expanding the services we offer to high-net worth individuals, through organic growth, acquisitions or otherwise.

Alternative Investments

Lazard has a long history of making investments with its own capital, often alongside capital of qualified institutional and individual investors. These activities typically are organized in funds that make substantial or controlling investments in private or public companies, generally through privately negotiated transactions and with a view to divestment within two to seven years. While potentially risky and frequently illiquid, such investments, when successful, can yield investors substantial returns on capital and generate attractive management and performance fees for the sponsor of such funds.

We continue to explore and discuss opportunities to expand the scope of our investment and private equity activities in Europe, the U.S. and elsewhere. These opportunities could include internal growth of new funds and direct investments by us, partnerships or strategic relationships, investments with third parties or acquisitions of existing funds or management companies.

As a part of the separation in 2005, we transferred to LFCM Holdings all of our alternative investment activities at that time, except for Fonds Partenaires Gestion (“FPG”), our private equity business in France, which is a subsidiary of our Paris-based banking affiliate, Lazard Frères Banque SA (“LFB”) and is regulated by the Autorité des Marchés Financiers. We also transferred to LFCM Holdings certain principal investments by Lazard Group in the funds managed by the separated businesses, while we retained our investment in our French private equity funds.

LFCM Holdings operates the alternative investment business (including private equity activities) transferred to it in the separation. Consistent with our intent to support the development of the alternative investment business, including investing capital in funds managed or formed by Lazard Alternative Investments Holdings LLC (“LAI”), a subsidiary of LFCM Holdings, and in order to benefit from what we believe to be the potential of this business, we are entitled to receive from LFCM Holdings all or a portion of the payments from the incentive fees attributable to these funds (net of compensation payable to investment professionals who manage these funds) pursuant to the business alliance agreement between us and LFCM Holdings. In addition, pursuant to the business alliance agreement, we have an option to acquire the fund management activities of LAI and have the right to participate in the oversight of LFCM Holdings’ funds and consent to certain actions. We will continue to abide by our obligations with respect to transferred funds and will not compete with LFCM Holdings’ alternative investment business during the duration of our option to acquire this business. From time to time, we have considered exercising the option with respect to Europe and other remaining activities in North America and have had preliminary conversations with LFCM Holdings in that regard.

Since 2005, consistent with our obligations to LFCM Holdings, we have engaged in a number of alternative investments and private equity activities. During 2008, Lazard Group formed a strategic partnership with Apollo Management, L.P. (“Apollo”), an affiliate of Apollo Global Management, LLC, a leading global alternative asset manager, for private equity investments in Europe. In addition, in February, 2009, the business alliance agreement was amended to remove any restriction on the Company engaging in private equity businesses in North America, and to reduce the price of our option to acquire the fund management activities of LAI in North America. See Notes 10 and 15 of Notes to Consolidated Financial Statements for additional information regarding alternative investments, including recent developments with respect to Corporate Partners II Limited.

On October 2, 2007, Lazard Funding Limited LLC (“Lazard Funding”), a wholly-owned subsidiary of Lazard Group, formed a special purpose acquisition company, Sapphire Industrials Corp. (“Sapphire”), for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. In connection with the formation of Sapphire, Lazard Funding purchased approximately 15.1 million founder units at a total cost of approximately $0.1 million. Each founders’ unit consists of one share of Sapphire common stock and one warrant to purchase one share of Sapphire common stock. On January 24, 2008, Sapphire completed an initial public offering (the “Sapphire IPO”), which, prior to offering costs, raised $800 million through the sale of 80 million units at an offering price of $10.00 per unit. On January 24, 2008, in connection with the Sapphire IPO, Lazard Funding purchased (i) 5 million units in the Sapphire IPO at a purchase price equal to the public offering price of $10.00 per unit (for an aggregate purchase price of $50.0 million), and (ii) an aggregate of 12.5 million warrants from Sapphire at a price of $1.00 per warrant (for a total purchase price of $12.5 million). See Notes 10 and 15 of Notes to Consolidated Financial Statements for additional information regarding Sapphire and the Sapphire IPO.

As of December 31, 2008, FPG, Lazard Group’s private equity business in France, with 10 employees, consisted of a group of private equity funds and an affiliated management company with approximately $1 billion of AUM. Lazard Group’s investments in FPG-managed and other affiliated funds totaled approximately $44 million as of December 31, 2008.

As of December 31, 2008, CWC’s private equity business in Australia, with 10 employees, had approximately $133 million of private equity AUM.

Employees

We believe that our people are our most important asset, and it is their reputation, talent, integrity and dedication that underpin our success. As of December 31, 2008, we employed 2,434 people, which included 151 managing directors and 696 other professionals in our Financial Advisory segment and 56 managing directors and 328 other professionals in our Asset Management segment. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees worldwide. We utilize an evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for improved performance. Generally, our employees are not subject to any collective bargaining agreements, except that our employees in certain of our European offices, including France and Italy, are covered by national, industry-wide collective bargaining agreements. We believe that we have good relations with our employees. See Note 23 of Notes to Consolidated Financial Statements.

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

While our competitors vary by country in our Mergers and Acquisitions practice, we believe our primary competitors in securing M&A advisory engagements are Citigroup, Credit Suisse, Deutsche Bank AG, Goldman, Sachs & Co., JPMorgan Chase, Mediobanca, Morgan Stanley, Rothschild and UBS. In our Financial Restructuring practice, our primary competitors are The Blackstone Group, Evercore Partners, Greenhill & Co. and Rothschild.

We believe that our primary competitors in our Asset Management business include, in the case of LAM, Alliance Bernstein, AMVESCAP, Brandes Investment Partners, Capital Management & Research, Fidelity, Lord Abbett and Schroders and, in the case of LFG, Swiss private banks with offices in France as well as large institutional banks and fund managers. We face competition in private equity both in the pursuit of outside investors for our private equity funds and the acquisition of investments in attractive portfolio companies. We compete with hundreds of other funds, many of which are subsidiaries of or otherwise affiliated with large financial service providers.

Competition is also intense in each of our businesses for the attraction and retention of qualified employees, and we compete on the level and nature of compensation and equity-based incentives for key employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

In recent years there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. This trend was amplified in connection with the unprecedented disruption and volatility in the financial markets during 2008, and, as a result, a number of financial services companies have merged, been acquired or have fundamentally changed their respective business models, including, in certain cases, becoming commercial banks. Many of these firms have the ability to offer a wider range of products than we offer, including loans, deposit taking, insurance and brokerage services. Many of these firms also offer more extensive asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenue in an effort to gain market share, which could result in pricing pressure in our businesses. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors, and, in certain instances, has afforded them access to government funds.

Regulation

Our businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our stockholders or creditors. Many of our affiliates that participate in securities markets are subject to comprehensive regulations that include some form of capital structure regulations and other customer protection rules. In the U.S., certain of our subsidiaries are subject to such regulations promulgated by the Securities and Exchange Commission (the “SEC”) or Financial Industry Regulatory Authority (“FINRA”) (formerly the NASD). Standards, requirements and rules implemented throughout the European Union are broadly comparable in scope and purpose to the regulatory capital and customer protection requirements imposed under the SEC and FINRA rules. European Union directives also permit local regulation in each jurisdiction, including those in which we operate, to be more restrictive than the requirements of such European Union-wide directives. These sometimes burdensome local requirements can result in certain competitive disadvantages to us.

In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. FINRA is a voluntary, self-regulatory body composed of members, such as our broker-dealer subsidiaries, that have agreed to abide by FINRA’s rules and regulations. The SEC, FINRA and non-U.S. regulatory organizations may examine the activities of, and may expel, fine and otherwise discipline us and our employees. The laws, rules and regulations comprising this framework of regulation and the interpretation and enforcement of existing laws, rules and regulations are constantly changing, particularly in light of the extraordinary disruption and volatility in the global financial markets experienced in the last year. The effect of any such changes cannot be predicted and may impact the manner of operation and profitability of our company.

Our principal U.S. broker-dealer subsidiary, Lazard Frères & Co. LLC (“LFNY”), through which we conduct most of our U.S. Financial Advisory business, is currently registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in all 50 U.S. states, the District of Columbia and Puerto Rico. As such, LFNY is subject to regulations governing effectively every aspect of the securities business, including the effecting of securities transactions, minimum capital requirements, record-keeping and reporting procedures, relationships with customers, experience and training requirements for certain employees, and business procedures with firms that are not members of certain regulatory bodies. Lazard Asset Management Securities LLC, a subsidiary of LAM, also is registered as a broker-dealer with the SEC and FINRA and in all 50 U.S. states, the District of Columbia and Puerto Rico. Lazard Middle Market LLC, a subsidiary of GAHL, is registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in various U.S. states and territories. Certain U.K. subsidiaries of Lazard Group, including Lazard & Co., Limited, Lazard Fund Managers Limited and Lazard Asset Management Limited, which we refer to in this Annual Report on Form 10-K (this “Form 10-K”) as the “U.K. subsidiaries,” are regulated by the Financial Services Authority. We also have other subsidiaries that are registered as broker-dealers (or have similar non-US registration in various jurisdictions).

Compagnie Financière Lazard Frères SAS (“CFLF”), our French subsidiary through which non-corporate finance advisory activities are carried out in France, is subject to regulation by the Commission Bancaire and the Comité des Etablissements de Crédit et des Entreprises d’Investissement for its banking activities conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management) and FPG (private equity), are subject to regulation and supervision by the Autorité des Marchés Financiers. Our business is also subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate.

Our U.S. broker-dealer subsidiaries, including LFNY, are subject to the SEC’s uniform net capital rule, Rule 15c3-1, and the net capital rules of FINRA, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiaries. The uniform net capital rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. FINRA may prohibit a member firm from expanding its business or paying cash dividends if it would result in net capital falling below FINRA’s requirements. In addition, our broker-dealer subsidiaries are subject to certain notification requirements related to withdrawals of excess net capital. Our broker-dealer subsidiaries are also subject to regulations, including the USA PATRIOT Act of 2001, which impose obligations regarding the prevention and detection of money-

laundering activities, including the establishment of customer due diligence and other compliance policies and procedures. Failure to comply with these requirements may result in monetary, regulatory and, in certain cases, criminal penalties.

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

In addition, the Japanese Ministry of Finance and the Financial Supervisory Agency, the Korean Financial Supervisory Commission, as well as Australian and German banking authorities, among others, regulate various of our operating entities and also have capital standards and other requirements comparable to the rules of the SEC.

Regulators are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion or other disciplining of a broker-dealer or its directors, officers or employees.

Effective April 1, 2008, Lazard Ltd became subject to supervision by the SEC as a Supervised Investment Bank Holding Company (“SIBHC”). As a SIBHC, Lazard Ltd is subject to group-wide supervision, which requires it to compute allowable capital and risk allowances on a consolidated basis. Reporting as a SIBHC began in the second quarter of 2008. We believe that Lazard Ltd is the only institution currently subject to supervision by the SEC as a SIBHC. We are currently in discussions with the SEC regarding the scope and nature of Lazard Ltd’s reporting and other obligations under the SIBHC program.

Over the last year, global financial markets have experienced extraordinary disruption and volatility. As a result of this situation, certain financial institutions around the world have failed and others have been forced to seek acquisition partners. The U.S. and other governments have taken unprecedented steps to try to stabilize the financial system, including investing in financial institutions. It is possible that the U.S. and other governments may take further actions in response to this situation, including expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect of any such expanded or new standards, requirements and rules is uncertain and could have adverse consequences to our business and results of operations.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law, pursuant to which the U.S. Secretary of the Treasury established the Troubled Asset Relief Program (“TARP”) in order to purchase certain troubled assets from qualifying financial institutions and to make capital investments in such financial institutions. We have neither sought nor received, and have no current intention of seeking, any funds pursuant to TARP, whether under the Capital Purchase Program, the Targeted Investment Program or otherwise.

Executive Officers of the Registrant

Set forth below are the name, age, present title, principal occupation and certain biographical information for each of our executive officers as of February 23, 2009, all of whom have been appointed by, and serve at the pleasure of, our board of directors.

Bruce Wasserstein, 61

Mr. Wasserstein has served as Chairman and Chief Executive Officer of Lazard Group and Lazard Ltd since May 2005. Mr. Wasserstein has served as a director of Lazard Group since January 2002 and as a director of Lazard Ltd since April 2005. Mr. Wasserstein served as the Head of Lazard and Chairman of the Executive Committee of Lazard Group from January 2002 until May 2005. Prior to joining Lazard, Mr. Wasserstein was Executive Chairman at Dresdner Kleinwort Wasserstein from January 2001 to November 2001. Prior to joining Dresdner Kleinwort Wasserstein, he served as CEO of Wasserstein Perella Group Inc. (an investment banking firm he co-founded) from February 1988 to January 2001, when Wasserstein Perella was sold to Dresdner Bank. Prior to founding Wasserstein Perella Group Inc., Mr. Wasserstein was the Co-Head of Investment Banking at The First Boston Corporation. Prior to joining First Boston, Mr. Wasserstein was an attorney at Cravath, Swaine & Moore LLP. Mr. Wasserstein also currently serves as Chairman of Wasserstein & Co., LP, a private merchant bank, and is a member of the board of directors of Harry & David Holdings, Inc.

Michael J. Castellano, 62

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

Steven J. Golub, 63

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

Scott D. Hoffman, 46

Mr. Hoffman has served as General Counsel of Lazard Ltd since May 2005. Mr. Hoffman has served as a Managing Director of Lazard Group since January 1999 and General Counsel of Lazard Group since January 2001. Mr. Hoffman previously served as Vice President and Assistant General Counsel from February 1994 to December 1997 and as a Director from January 1998 to December 1998. Prior to joining Lazard, Mr. Hoffman was an attorney at Cravath, Swaine & Moore LLP.

Alexander F. Stern, 42

Mr. Stern was named Chief Operating Officer of Lazard Ltd and Lazard Group LLC in November 2008. He has served as a Managing Director since January 2002 and as the Firm’s Global Head of Strategy since February 2006. Mr. Stern previously served as a Vice President in Lazard’s Financial Advisory business from January 1998 to December 2000 and as a Director from January 2001 to December 2001. Mr. Stern initially joined Lazard in 1994 and previously held various positions with Patricof & Co. Ventures and IBM.

Charles G. Ward, III, 56

Mr. Ward has served as President of Lazard Ltd and Chairman of the Asset Management Group of Lazard Ltd since May 2005. Mr. Ward has served as President and a Managing Director of Lazard Group since February

2002. Prior to joining Lazard, he was variously the Head or Co-Head of Global Investment Banking and Private Equity of Credit Suisse First Boston, or “CSFB,” from February 1994 to February 2002. Mr. Ward also served as a member of the Executive Board of CSFB from February 1994 to February 2002 and as President of CSFB from April 2000 to November 2000. Prior to joining CSFB, Mr. Ward co-founded Wasserstein Perella Group Inc. in February 1988 and served as President of Wasserstein Perella & Co. from January 1990 to February 1994. Prior to serving at Wasserstein Perella & Co., Mr. Ward was Co-Head of Mergers and Acquisitions and the Media Group at The First Boston Corporation where he worked from July 1979 to February 1988. Mr. Ward currently serves on the board of directors of Sapphire Industrials Corp.

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

You should carefully consider the following risks and all of the other information set forth in this Form 10-K, including our consolidated financial statements and related notes. The risk factors set forth below primarily relate to the business of Lazard Group. These risks also affect Lazard Ltd because Lazard Ltd has no material assets as of December 31, 2008 other than indirect ownership of approximately 62.4% of the common membership interests in Lazard Group and its controlling interest in Lazard Group. The following risks comprise material risks of which we are aware. If any of the events or developments described below actually occurred, our business, financial condition or results of operations would likely suffer.

Risks Relating to the Financial Services Industry and Financial Markets

The U.S. and global capital markets and the economy generally have experienced significant deterioration and volatility recently, which has had negative repercussions on the global economy and, as a result, could present new challenges for our business.

Commencing in 2007 and continuing through 2008, certain adverse financial developments have impacted the U.S. and global capital markets. These developments include a general slowing of economic growth both in the U.S. and globally, substantial volatility in equity securities markets, and volatility and tightening of liquidity in credit markets. In addition, concerns over increasing unemployment levels, declining business and consumer confidence, volatile energy costs, geopolitical issues and a declining real estate market in the U.S. and elsewhere have contributed to increased volatility and diminished expectations for the economy and the markets going forward. In some cases, the global capital markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not be adversely affected, which may have a material impact on our business and results of operations.

Current disruption and volatility in global financial markets might continue and governments may take further measures to intervene.

Over the last year, global financial markets have experienced extraordinary disruption and volatility. As a result of this situation, certain financial institutions around the world have failed and others have been forced to seek acquisition partners. The U.S. and other governments have taken unprecedented steps to try to stabilize the financial system, including investing in financial institutions. The overall effects of these and other legislative and regulatory initiatives on the financial markets is uncertain, and they may not have the intended stabilization effects. Should these or other legislative or regulatory initiatives fail to stabilize and add liquidity to the financial markets or have other adverse consequences, our business and results of operations could be adversely affected.

The soundness of other financial institutions could adversely affect us.

We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be fully realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us.

Other Business Risks

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

Lazard Group has experienced several significant events in recent years, including our transformation from a private to a public company. In general, our industry continues to experience change and exerts competitive pressures for retaining top talent, which makes it more difficult for us to retain professionals. If any of our managing directors and other key professional employees were to join an existing competitor, form a competing company or otherwise leave us, some of our clients could choose to use the services of that competitor or some other competitor instead of our services. The employment arrangements, non-competition agreements and retention agreements we have entered into with our managing directors and other key professional employees may not prevent our managing directors and other key professional employees from resigning from practice or competing against us. In addition, these arrangements and agreements have a limited duration and will expire after a certain period of time. We continue to be subject to intense competition in the financial services industry regarding the recruitment and retention of key professionals, and have experienced a few departures from and added to our professional ranks as a result. We have a compensation policy that targets our ongoing employee compensation and benefits expense in our traditional businesses, excluding special items, to not exceed 57.5% of operating revenue. Although in prior years we have been able to achieve this target, this policy may change in the future, including to adapt to changes in the economic environment, or a change that may be necessitated by lower operating revenues or to fund a major expansion. For the year ended December 31, 2008, such employee compensation and benefits expenses (excluding the charge relating to the LAM Merger in the third quarter of 2008) was 55.6% of operating revenue, including amortization of the relevant portion of the restricted stock unit grants under the Lazard Ltd 2005 Equity Incentive Plan and the Lazard Ltd 2008 Incentive Compensation Plan, which starts at the date of grant.

Difficult market conditions can adversely affect our business in many ways, including by reducing the volume of the transactions involving our Financial Advisory business and reducing the value or performance of the assets we manage in our Asset Management business, which, in each case, could materially reduce our revenue or income and adversely affect our financial position.

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. The financial environment in the U.S. and globally has been volatile during 2008 and challenging market conditions have persisted throughout most of the year. Unfavorable economic and market conditions can adversely affect our financial performance in both the Financial Advisory and Asset Management businesses, as demonstrated in fiscal year 2008.

For example, revenue generated by our Financial Advisory business is directly related to the volume and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our Financial Advisory services and increasing price competition among financial services companies seeking such engagements. Our results of operations would be adversely affected by any such reduction in the volume or value of M&A transactions. In addition, our profitability would be adversely affected due to our fixed costs and the possibility that we would be unable to scale back other costs within a timeframe sufficient to offset any decreases in revenue relating to changes in market and economic conditions. The future market and economic climate may deteriorate because of many factors, including possible increases in interest rates or inflation, terrorism or political uncertainty.

Within our Financial Advisory business, we have typically seen that, during periods of economic strength and growth, our Mergers and Acquisitions practice historically has been more active and our Financial Restructuring practice has been less active. Conversely, during periods of economic weakness and slowdown, we typically have seen that our Financial Restructuring practice has been more active and our Mergers and Acquisitions practice has been less active. As a result, our revenue from our Financial Restructuring practice has tended to correlate negatively to our revenue from our Mergers and Acquisitions practice over the course of business cycles. These trends are cyclical in nature and subject to periodic reversal. However, these trends do not cancel out the impact of economic conditions in our Financial Advisory business, which may be adversely affected by a downturn in economic conditions leading to decreased Mergers and Acquisitions practice activity, notwithstanding improvements in our Financial Restructuring practice. Moreover, revenue improvements in our Mergers and Acquisitions practice in strong economic conditions could be offset in whole or in part by any related revenue declines in our Financial Restructuring practice. While we generally have experienced a counter- cyclical relationship between our Mergers and Acquisitions practice and our Financial Restructuring practice, this relationship may not continue in the future.

Our Asset Management business also would be expected to generate lower revenue in a market or general economic downturn. Under our Asset Management business’ arrangements, investment advisory fees we receive typically are based on the market value of AUM. Accordingly, a decline in the prices of securities, such as that which occurred on a global basis in 2008, would be expected to cause our revenue and income to decline by:

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

The significant declines in equity and other financial markets that occurred globally during 2008, as well as the general economic downturn in the U.S. and globally, have adversely affected, and may continue to adversely affect, our Financial Advisory and Asset Management businesses.

A majority of our revenue is derived from Financial Advisory fees, which are not long-term contracted sources of revenue and are subject to intense competition, and declines in our Financial Advisory engagements could have a material adverse effect on our financial condition and results of operations.

We historically have earned a substantial portion of our revenue from advisory fees paid to us by our Financial Advisory clients, which fees usually are payable upon the successful completion of a particular transaction or restructuring. For example, for the year ended December 31, 2008, Financial Advisory services accounted for approximately 66% of our consolidated net revenue. We expect that we will continue to rely on Financial Advisory fees for a substantial portion of our revenue for the foreseeable future, and a decline in our advisory engagements or the market for advisory services would adversely affect our business, financial condition and results of operations.

In addition, we operate in a highly competitive environment where typically there are no long-term contracted sources of revenue. Each revenue-generating engagement typically is separately awarded and negotiated. Furthermore, many businesses do not routinely engage in transactions requiring our services and, as a consequence, our fee paying engagements with many clients are not likely to be predictable. We also lose clients each year as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions, and other causes. As a result, our engagements with clients are constantly changing and our Financial Advisory fees could decline quickly due to the factors discussed above.

There will not be a consistent pattern in our financial results from period to period, which may make it difficult for us to achieve steady earnings growth on a quarterly basis.

We experience significant fluctuations in quarterly revenue and profits. These fluctuations generally can be attributed to the fact that we earn a significant portion of our Financial Advisory revenue upon the successful completion of a merger or acquisition transaction or a restructuring, the timing of which is uncertain and is not subject to our control. In addition, our Asset Management revenue is particularly sensitive to fluctuations in our AUM. Asset Management fees are often based on AUM as of the end of a quarter or month. As a result, a reduction in assets at the end of a quarter or month (as a result of market depreciation, withdrawals or otherwise) will result in a decrease in management fees. Similarly, timing of flows, contributions and withdrawals are often out of our control and may be inconsistent from quarter to quarter. As a result of quarterly fluctuations, it may be difficult for us to achieve steady earnings growth on a quarterly basis.

In many cases, we are paid for advisory engagements only upon the successful consummation of the underlying merger or acquisition transaction or restructuring. As a result, our Financial Advisory business is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, a client could delay or terminate an acquisition transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board of directors or stockholder approvals, failure to secure necessary financing, adverse market conditions or because the target’s business is experiencing unexpected operating or financial problems. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness, for example, due to a failure to reach agreement with its principal creditors. In addition, a bankruptcy court may deny our right to collect a “success” or “completion” fee. In these circumstances, other than in engagements where we receive monthly retainers, we often do not receive any advisory fees other than the reimbursement of certain expenses despite the fact that we devote resources to these transactions. Accordingly, the failure of one or more transactions to close either as anticipated or at all could materially adversely affect our business, financial condition or results of operations. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

If the number of debt defaults, bankruptcies or other factors affecting demand for our Financial Restructuring services declines, or we lose business to certain new entrants to the financial restructuring advisory practice who are no longer precluded from offering such services due to changes to the U.S. Bankruptcy Code, our Financial Restructuring practice’s revenue could suffer.

We provide various financial restructuring and restructuring-related advice to companies in financial distress or to their creditors or other stakeholders. Historically, the fees from financial restructuring related services have been a significant part of our Financial Advisory revenue. A number of factors could affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing and changes to laws, rules and regulations, including deregulation or privatization of particular industries and those that protect creditors.

Section 327 of the U.S. Bankruptcy Code requires that “disinterested persons” be employed in a restructuring. The definition of “disinterested persons” has been modified. As previously in effect, certain of our competitors were disqualified from being employed in restructurings as a result of their status as an underwriter of securities. This basis for disqualification, however, no longer applies. Historically, we were not often disqualified from obtaining a role in a restructuring because we have not been a significant underwriter of securities. The change of the “disinterested persons” definition allows for more financial services firms to compete for restructuring engagements and make recruiting and retaining of professionals more difficult. If our competitors succeed in being retained in new restructuring engagements, our Financial Restructuring practice, and thereby our results of operations, could be materially adversely affected.

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

Our investment style in our Asset Management business may underperform other investment approaches, which may result in significant client or asset departures, or a reduction in AUM.

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

Our historical investment activities involve increased levels of investments in relatively high-risk, illiquid assets, and we may lose some or all of the principal amount that we invest in these activities or fail to realize any profits from these activities for a considerable period of time.

We intend to expand our participation in alternative investment activities through investments in new and successor funds, and we may exercise our option under the business alliance agreement between Lazard Group and LFCM Holdings to acquire the alternative investment business and related principal investments from LFCM Holdings (see Note 10 of Notes to Consolidated Financial Statements for a description of the CP II MgmtCo Spin-Off and related transactions, including the February, 2009 amendment to the business alliance agreement to remove any restriction on the Company engaging in private equity businesses in North America).

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

In addition, we have made, and in the future may make, principal investments in public or private companies or in alternative investments (including private equity funds and special purpose acquisition companies) established by us or by LFCM Holdings and continue to hold principal investments directly or through several funds managed by LFCM Holdings. Making principal investments is risky, and we may lose some or all of the principal amount of our investments. Certain of these types of investments may be in relatively high-risk, illiquid assets. Because it may take several years before attractive alternative investment opportunities are identified, some or all of the capital committed by us to these funds is likely to be invested in government securities, other short-term, highly rated debt securities and money market funds that traditionally have offered investors relatively lower returns. In addition, these investments may be adjusted for accounting purposes to fair value at the end of each quarter, and our allocable share of any such gains or losses will affect our revenue, even though such fair value fluctuations may have no cash impact, which could increase the volatility of our earnings. It takes a substantial period of time to identify attractive alternative investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value of an investment through resale. Even if an alternative investment proves to be profitable, it may be several years or longer before any profits can be realized in cash or other proceeds.

Our results of operations may be affected by market fluctuations related to positions held in our investment portfolios.

We invest capital in corporate and non-U.S. government debt securities in conjunction with the commercial banking activities of LFB and in equities in order to seed LAM equity and alternative investment funds, and for general corporate purposes. Such investments are subject to market fluctuations due to changes in the market prices of securities, interest rates or other market factors, such as liquidity. These investments are adjusted for accounting purposes to fair market value at the end of each quarter regardless of our intended holding period and, to the extent the related gains or losses are not reflected in “accumulated other comprehensive income (loss), net of tax”, such gains or losses will affect our revenue and therefore may increase the volatility of our earnings, even though such gains or losses may not be realized. Furthermore, any unrealized losses reflected in “accumulated other comprehensive income (loss), net of tax” that are deemed other than temporary would be reclassified into earnings.

We face strong competition from financial services firms, many of whom have the ability to offer clients a wider range of products and services than we can offer, which could lead to pricing pressures that could materially adversely affect our revenue and profitability.

The financial services industry is intensely competitive, and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our employees, transaction execution, our products and services, innovation, reputation and price. We have experienced intense fee competition in some of our businesses in recent years, and we believe that we may experience pricing pressures in these and other areas in the future as some of our competitors seek to obtain increased market share by reducing fees.

We face increased competition due to a trend toward consolidation. There has been substantial consolidation and convergence among companies in the financial services industry, as witnessed during 2008. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. This trend was amplified in connection with the unprecedented disruption and volatility in the financial markets during 2008, and, as a result, a number of financial services companies have merged, been acquired or have fundamentally changed their respective business models. Many of these firms have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking, including financial advisory services, with commercial banking, insurance and other financial services in an effort to gain market share, which could result in pricing pressure in our businesses.

An inability to access the debt and equity capital markets as a result of our debt obligations, credit ratings or other factors could impair our liquidity, increase our borrowing costs or otherwise adversely affect our competitive position or results of operations.

As of December 31, 2008, Lazard Group and its subsidiaries had approximately $1.3 billion in debt outstanding. This debt has certain mandated payment obligations, which may constrain our ability to operate our business. In addition, in the future we may need to incur debt or issue equity in order to fund our working capital requirements or refinance existing indebtedness, as well as to make acquisitions and other investments. The amount of our debt obligations may impair our ability to raise debt or issue equity for financing purposes. Our access to funds also may be impaired if regulatory authorities take significant action against us, or if we discover that any of our employees had engaged in serious unauthorized or illegal activity. In addition, our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. These ratings are assigned by rating agencies, which may reduce or withdraw their ratings or place us on “credit watch” with negative implications at any time. Furthermore, the debt capital markets have experienced significant tightening and volatility during 2008, which may make it difficult or expensive for us to renew existing credit facilities, issue new debt or restructure our existing debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may pursue acquisitions or joint ventures that could present unforeseen integration obstacles or costs.

We routinely assess our strategic position and may in the future seek acquisitions or other transactions to further enhance our competitive position. We have in the past pursued joint ventures and other transactions aimed at expanding the geography and scope of our operations. During 2007, we acquired all of the outstanding ownership interests of GAHL and CWC, we entered into a joint cooperation agreement with Raiffeisen and we entered into a shareholders agreement to acquire a 50% interest in MBA, with this transaction closing on January 31, 2008. During 2008, Lazard Group formed a strategic partnership with Apollo for private equity investments in Europe. We expect to continue to explore acquisitions and partnership or strategic alliance opportunities that we believe to be attractive.

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

As a financial services firm, we depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, such dissatisfaction may be more damaging to our business than to other types of businesses. Moreover, our role as advisor to our clients on important M&A or restructuring transactions involves complex analysis and the exercise of professional judgment, including, if appropriate, rendering “fairness opinions” in connection with mergers and other transactions.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing. These risks have increased as a result of the extreme turmoil and volatility that the global financial markets generally, and financial institutions in particular, have experienced over the last year. Our Financial Advisory activities may subject us to the risk of significant legal actions by our clients and third parties, including our clients’ stockholders, under securities or other laws for allegations relating to materially false or misleading statements made in connection with securities and other transactions and potential liability for the fairness opinions and other advice provided to participants in corporate transactions. In our Asset Management business, we make investment decisions on behalf of our clients which could result in substantial losses. This also may subject us to the risk of legal actions alleging negligence, misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Our engagements typically include broad indemnities from our clients and provisions designed to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be adhered to in all cases. We also are subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things. These risks often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. As a result, we may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business.

Other operational risks may disrupt our businesses, result in regulatory action against us or limit our growth.

Our business is dependent on communications and information systems, including those of our vendors. Any failure or interruption of these systems, whether caused by fire, other natural disaster, power or telecommunications failure, act of terrorism or war or otherwise, could materially adversely affect our operating results. Although back-up systems are in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate.

Particularly in our Asset Management business, we rely heavily on our financial, accounting, trading, compliance and other data processing systems, and those of our vendors or service providers. We expect that we will need to review whether to continue to upgrade and expand the capabilities of these systems in the future to avoid disruption of, or constraints on, our operations. However, if any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. The inability of our systems (or those of our vendors or service providers) to accommodate an increasing volume of transactions also could constrain our ability to expand our businesses.

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

Over the last year, global financial markets have experienced extraordinary disruption and volatility. As a result of this situation, certain financial institutions around the world have failed and others have been forced to seek acquisition partners. It is possible that the U.S. and other governments may take further actions in response to this situation, including expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect of any such expanded or new standards, requirements and rules is uncertain and could have adverse consequences to our business and results of operations. For example, on February 4, 2009, the U.S. Department of the Treasury issued a press release announcing guidelines which impose expanded obligations and restrictions related to executive compensation on financial institutions that receive certain financial assistance from the U.S. government. Similarly, the American Recovery and Reinvestment Act, enacted on February 17, 2009, contains restrictions on executive compensation for companies receiving such financial assistance. While we have not received, and have no current intention of seeking, such financial assistance, the February 4, 2009 press release also notes certain long-term company-wide compensation related reform concepts that, if enacted, may become applicable to us in the future.

The regulatory environment in which our clients operate may impact our business. For example, changes in antitrust laws or the enforcement of antitrust laws could affect the level of M&A activity and changes in state laws may limit investment activities of state pension plans.

For asset management businesses in general, there have been a number of highly publicized cases involving fraud or other misconduct by employees of asset management firms, as well as industry-wide regulatory inquiries. These cases and inquiries have resulted in increased scrutiny in the industry and may result in new rules and regulations for mutual funds, hedge funds and their investment managers. This regulatory scrutiny and these rulemaking initiatives may result in an increase in operational and compliance costs or the assessment of significant fines or penalties against our Asset Management business, and may otherwise limit our ability to engage in certain activities.

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

Specific regulatory changes also may have a direct impact on the revenue of our Asset Management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. For example, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, continues to be examined and may in the future be limited or modified. Although a substantial portion of the research relied on by our Asset Management business in the investment decision-making process is generated internally by our investment analysts, external research, including external research paid for with soft dollars, is important to the process. This external research generally is used for information gathering or verification purposes, and includes broker-provided research, as well as third-party provided databases and research services. For the year ended December 31, 2008, our Asset Management business obtained research and other services through soft dollar arrangements, the total cost of which we estimate to be approximately $21 million. If the use of soft dollars is limited, we may have to bear some of these costs. In addition, new regulations regarding the management of hedge funds and the use of certain investment products may impact our Asset Management business and result in increased costs. For example, many regulators around the world recently adopted restrictions or prohibitions on the short selling of certain securities and requirements to report short positions and transactions. These regulatory changes and other proposed or potential changes may result in a reduction of revenue associated with our Asset Management business.

See “Business—Regulation” for a further discussion of the regulatory environment in which we conduct our businesses.

Fluctuations in foreign currency exchange rates could reduce our stockholders’ equity and net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM.

We are exposed to fluctuations in foreign currencies. Our financial statements are denominated in U.S. dollars and, for the year ended December 31, 2008, we received approximately 49% of our consolidated net revenue in other currencies, predominantly in euros and British pounds. In addition, we pay a significant amount of our expenses in such other currencies. The exchange rates of these currencies versus the U.S. dollar affects the carrying value of our assets and liabilities as well as our net income. We do not generally hedge such foreign currency exchange rate exposure arising in our subsidiaries outside of the U.S. Fluctuations in foreign currency exchange rates may also make period to period comparisons of our results of operations difficult.

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

See Note 16 of Notes to Consolidated Financial Statements for additional information regarding the impact on stockholders’ equity from currency translation adjustments.

Our only material asset is our indirect interest in Lazard Group, and, accordingly, we are dependent upon distributions from Lazard Group to pay dividends and taxes and other expenses.

Lazard Ltd is a holding company and, as of December 31, 2008, had no material assets other than the indirect ownership of approximately 62.4% of the common membership interests in Lazard Group and indirect control of both of the managing members of Lazard Group. Lazard Ltd controls Lazard Group through this managing member position. We have no independent means of generating significant revenue. Our wholly-owned subsidiaries incur income taxes on their proportionate share of any net taxable income of Lazard Group in their respective tax jurisdictions. We intend to continue to cause Lazard Group to make distributions to its members, including our wholly-owned subsidiaries, in an amount sufficient to cover all applicable taxes payable by us and dividends, if any, declared by us. To the extent that our subsidiaries need funds to pay taxes on their share of Lazard Group’s net taxable income, or if Lazard Ltd needs funds for any other purpose, and Lazard Group is restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our business, financial condition or results of operations.

Earnings of Lazard Group allocable to LAZ-MD Holdings are taxed at higher tax rates than earnings allocable to Lazard Ltd, which results in less cash being available to Lazard Group than would otherwise be available to it.

The managing directors of Lazard Group and other owners of LAZ-MD Holdings generally are taxed at a higher rate on their allocable share of Lazard Group’s earnings than that paid by Lazard Ltd. Lazard Group makes tax-related distributions based on the higher of the effective income and franchise tax rate applicable to Lazard Ltd’s subsidiaries that hold the Lazard Group common membership interests and the weighted average income tax rate (based on income allocated) applicable to LAZ-MD Holdings’ members, determined in accordance with Lazard Group’s operating agreement. In the event that tax rates applicable to members of LAZ-MD Holdings increase, the pro rata distributions from Lazard Group to its members, including Lazard Ltd’s subsidiaries, may increase correspondingly. Therefore, because distributions by Lazard Group to its members are made on a pro rata basis, tax-related distributions to Lazard Ltd’s subsidiaries may exceed the taxes Lazard Ltd’s subsidiaries actually pay or expect to pay. This results in less cash being available to Lazard Group than would otherwise be available to it, and in cash being held by Lazard Ltd’s subsidiaries in excess of what they actually pay for taxes or hold for expected future payments. We intend to continue to cause such subsidiaries to lend to Lazard Group a significant portion of such excess cash.

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

Our effective tax rate is based upon the application of currently applicable income tax laws, regulations and treaties, current judicial and administrative authorities interpreting those income tax laws, regulations and treaties, and upon our non-U.S. subsidiaries’ ability to qualify for benefits under those treaties, and that a portion of their income is not subject to U.S. tax as effectively connected income. Moreover, those income tax laws, regulations and treaties, and the administrative and judicial authorities interpreting them, are subject to change at any time, and any such change may be retroactive.

Our effective tax rate is based upon our non-U.S. subsidiaries qualifying for treaty benefits. The eligibility of our non-U.S. subsidiaries for treaty benefits generally depends upon, among other things, at least 50% of the principal class of shares in such subsidiaries being “ultimately owned” by U.S. citizens and persons that are “qualified residents” for purposes of the treaty. It is possible that this requirement may not be met, and even if it is met, we may not be able to document that fact to the satisfaction of the IRS. If our non-U.S. subsidiaries are not treated as eligible for treaty benefits, such subsidiaries will be subject to additional U.S. taxes, including “branch profits tax” on their “effectively connected earnings and profits” (as determined for U.S. federal income tax purposes) at a rate of 30% rather than a treaty rate of 5%.

The inability, for any reason, to achieve and maintain an overall income tax rate approximately equal to the rate used in preparing our consolidated financial statements could materially adversely affect our business and our results of operations and could materially adversely affect our financial statements.

Tax authorities may challenge our tax computations, classifications and our transfer pricing methods, and their application.

In the ordinary course of our business, we are subject to tax audits in various jurisdictions. Tax authorities may challenge our tax computations, classifications, our transfer pricing methods and their application, and other items. While we believe our tax computations, classifications and transfer pricing results are correct and properly reflected on our financial statements, the tax authorities may disagree.

Future tax legislative agenda is unknown at the present time.

At present, no tax proposals have been introduced in the Congress that would materially adversely impact Lazard Ltd’s tax rate. However, there may be proposals introduced at a later date that could affect our structure and the availability of certain tax treaties. At this point it is too early to tell what is likely to happen or to assess its potential impact.

Our subsidiaries will be required to pay LFCM Holdings most of the benefit relating to any additional tax depreciation or amortization deductions our subsidiaries may claim as a result of the tax basis step-up our subsidiaries receive in connection with the equity public offering and related transactions.

In connection with our secondary offerings in December, 2006 and in September, 2008, LAZ-MD Holdings exchangeable interests were, in effect, partially exchanged for shares of our common stock. Additional exchanges are scheduled to take place in the future. The redemption and the exchanges may result in increases in the tax basis of the tangible and intangible assets of Lazard Group attributable to our subsidiaries’ interest in Lazard Group that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that our subsidiaries would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

Our subsidiaries entered into a tax receivable agreement with LFCM Holdings that provides for the payment by our subsidiaries to LFCM Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. We expect to benefit from the remaining 15% of cash savings realized. Our subsidiaries have the right to terminate the tax receivable agreement at any time for an amount based on an agreed value of certain payments remaining to be made under the tax receivable agreement at such time. While the actual amount and timing of any payments under this agreement will vary depending upon a number of factors, including the timing of exchanges, the extent to which such exchanges are taxable, the allocation of the step-up among the Lazard Group assets, and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of Lazard Group attributable to our subsidiaries’ interest in Lazard Group, during the 24-year term of the tax receivable agreement, the payments that our subsidiaries may make to LFCM Holdings could be substantial. If the LAZ-MD Holdings exchangeable interests had been effectively exchanged in a taxable transaction for common stock at the close of business on December 31, 2008, the aggregate increase in tax basis attributable to our subsidiaries’ interest in Lazard Group would have been approximately $3.0 billion (based on the then closing price per share of our common stock on the NYSE of $29.74), including the increase in tax basis associated with the redemption and recapitalization. The potential future increase in tax basis will depend on the Lazard common stock price at the time of exchange. The cash savings that our subsidiaries would actually realize as a result of this increase in tax basis likely would be significantly less than this amount multiplied by our effective tax rate due to a number of factors, including sufficient taxable income to absorb the increase in tax basis, the allocation of the increase in tax basis to foreign or non-amortizable assets, the impact of the increase in the tax basis on our ability to use foreign tax credits and the rules relating to the amortization of intangible assets. Our ability to achieve benefits from any such increase, and the payments to be made under this agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.

In addition, if the IRS successfully challenges the tax basis increase, under certain circumstances, our subsidiaries could make payments to LFCM Holdings under the tax receivable agreement in excess of our subsidiaries’ cash tax savings.

Our financial performance depends, in part, on our ability to achieve our target compensation and benefits expense level, and the failure to achieve this target level may materially adversely affect our results of operations and financial position.

A key driver of our profitability is our ability to generate revenue while achieving our target compensation and benefits expense levels. We have a compensation policy that targets our ongoing compensation and benefits expense in our traditional businesses, excluding special items, to not exceed 57.5% of operating revenue each year. Although in prior years we have been able to achieve this target, this policy may change in the future, including to adapt to changes in the economic environment, or a change that may be necessitated by lower operating revenues or to fund a major expansion. Compensation and benefits expense (excluding the charge relating to the LAM Merger in the third quarter of 2008) was 55.6%, 55.7% and 56.7% of operating revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Increased competition for senior professionals, continued turmoil and volatility in the financial markets generally or other factors could prevent us from continuing to maintain this target. Failure to achieve this historical target ratio may materially adversely affect our results of operations and financial position.

LAZ-MD Holdings is a significant stockholder of Lazard Ltd and, through the amended and restated LAZ-MD Holdings stockholders’ agreement, the members of LAZ-MD Holdings are able to exercise significant influence over all matters requiring Lazard Ltd stockholder approval.

LAZ-MD Holdings holds Lazard Ltd’s Class B common stock representing approximately 37.6% of the voting power of all shares of Lazard Ltd’s voting stock. Pursuant to the LAZ-MD Holdings stockholders’ agreement, the members of LAZ-MD Holdings are individually entitled to direct LAZ-MD Holdings how to vote their proportionate interest in Lazard Ltd’s Class B common stock on an as-if-exchanged basis. The voting power associated with the Class B common stock is intended to mirror the members’ indirect economic interest in Lazard Group. Through the LAZ-MD Holdings stockholders’ agreement, the members currently are able to exercise significant influence over all matters requiring Lazard Ltd stockholder approval, including the election of all directors and approval of significant corporate transactions, and other matters affecting the members. This voting power may have the effect of delaying or preventing a change in control of Lazard Ltd.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding the Company’s internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2008. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could have a material adverse effect on our business.

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

We currently have a number of ongoing obligations in respect of which, pursuant to the master separation agreement and other ancillary agreements, LFCM Holdings is providing certain indemnities. For example, we entered into an arrangement with LFCM Holdings relating to the costs of excess space in the U.K. LFCM Holdings will pay to Lazard Group $25 million in the aggregate, of which $20.5 million was due and paid through December 31, 2008.

In addition, Lazard Group generally will indemnify LFCM Holdings and LAZ-MD Holdings for liabilities related to Lazard Group’s businesses and Lazard Group will indemnify LFCM Holdings and LAZ-MD Holdings for losses that they incur to the extent arising out of, or relating to, Lazard Group’s or Lazard Ltd’s breach of the master separation agreement. Several of the ancillary agreements that Lazard Group entered into together with the master separation agreement also provide for separate indemnification arrangements. For example, under the administrative services agreement, Lazard Group provides a range of services to LFCM Holdings, including information technology, general office and building services and financing and accounting services, and LFCM Holdings will generally indemnify Lazard Group for liabilities that Lazard Group incurs arising from the provision of these services absent Lazard Group’s intentional misconduct. Lazard Group may face claims for indemnification from LFCM Holdings and LAZ-MD Holdings under these provisions regarding matters for which Lazard Group has agreed to indemnify them. If these liabilities are significant, Lazard Group may be required to make substantial payments, which could materially adversely affect our results of operations. Also, in connection with the CP II MgmtCo Spin-Off, CP II MgmtCo has generally agreed to indemnify us against certain losses related to CP II that arise after the date of closing of the CP II MgmtCo Spin-Off. However, should persons seek to hold us responsible for liabilities assumed by CP II MgmtCo, we may not be able to recover any or all of the amount of our losses from CP II MgmtCo if CP II MgmtCo is financially unable to perform under its indemnification obligations.

We have potential conflicts of interest with LAZ-MD Holdings and LFCM Holdings, and LAZ-MD Holdings and LFCM Holdings could each act in a way that favors its interests to our detriment.

As of December 31, 2008, LAZ-MD Holdings held approximately 37.6% of Lazard Ltd’s voting power through Lazard Ltd’s single share of Class B common stock and 37.6% of the outstanding Lazard Group common membership interests. In addition, LAZ-MD Holdings’ board of directors is composed of five individuals, all of whom are managing directors or officers of Lazard Ltd or its affiliates, including its Vice Chairman and its President. Lazard Group’s board of directors and executive officers are the same as those of Lazard Ltd. The voting and equity ownership of LAZ-MD Holdings and its members, and the service of officers and managing directors of our company as directors of LAZ-MD Holdings, could create conflicts of interest when LAZ-MD Holdings and those directors and officers are faced with decisions that could have different implications for LAZ-MD Holdings and us, including potential acquisitions of businesses, the issuance or disposition of securities by us, the election of new or additional directors of Lazard Ltd, the payment of dividends by Lazard Ltd and Lazard Group, our relationship with LFCM Holdings and other matters. We also expect that LAZ-MD Holdings will manage its ownership of us so that it will not be deemed to be an investment company under the Investment Company Act. This may result in conflicts with us, including those relating to acquisitions or offerings by us involving issuances of Lazard Ltd’s Class A common stock or securities convertible or exchangeable into shares of Lazard Ltd’s Class A common stock that would dilute LAZ-MD Holdings’ voting power in Lazard Ltd.

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

Pursuant to the LAZ-MD Holdings amended and restated stockholders’ agreement, LAZ-MD Holdings will vote the single share of Lazard Ltd Class B common stock, which, as of December 31, 2008, represented approximately 37.6% of Lazard Ltd’s voting power, as directed by its individual members who are party to that agreement. These same persons generally own and control LFCM Holdings, which holds the separated businesses. In addition, several employees of Lazard provide services to LFCM Holdings. Conflicts of interest may arise between LFCM Holdings and us in a number of areas relating to our past and ongoing relationships, including:

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

In addition, the administrative services agreement commits us to provide a range of services to LFCM Holdings and LAZ-MD Holdings, which could require the expenditure of significant amounts of time by our management. Our agreements with LAZ-MD Holdings and LFCM Holdings may be amended upon agreement of the parties to those agreements. During the time that LAZ-MD Holdings exercises significant influence over us, LAZ-MD Holdings may be able to exert significant influence over votes or decisions regarding any potential amendments to these agreements. We may not be able to resolve any potential conflicts and, even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party.

The use of the “Lazard” brand name by subsidiaries of LFCM Holdings may expose us to reputational harm that could affect our operations and adversely affect our financial position should these subsidiaries take actions that damage the brand name.

The “Lazard” brand name has over 160 years of heritage, connoting, we believe, world-class professional advice, independence and global capabilities with deeply rooted, local know-how. LFCM Holdings operates as a separate legal entity, and Lazard Group licensed to subsidiaries of LFCM Holdings that operate the separated businesses the use of the “Lazard” brand name for certain specified purposes, including in connection with alternative investment fund management and capital markets activities. As these subsidiaries of LFCM Holdings historically have and will continue to use the “Lazard” brand name, and because we no longer control these entities, there is a risk of reputational harm to us if these subsidiaries have, or in the future were to, among other things, engage in poor business practices, experience adverse results or otherwise damage the reputational value of the “Lazard” brand name. These risks could expose us to liability and also may adversely affect our revenue and our business prospects.

If LAZ-MD Holdings were deemed an “investment company” under the Investment Company Act as a result of its ownership of Lazard Ltd, applicable restrictions could require us to alter our organizational structure which could result in additional costs or changes in our business activities.

We do not believe that LAZ-MD Holdings currently is an investment company. Rule 3a-1 under the Investment Company Act provides an exclusion from registration as an investment company if a company meets both an asset and an income test and certain other requirements. We believe LAZ-MD Holdings currently satisfies the requirements of Rule 3a-1. A determination that LAZ-MD Holdings is not entitled to rely on Rule 3a-1 could result in it being an investment company, unless another exemption or exclusion is available, and becoming subject to the requirements of the Investment Company Act. Because LAZ-MD Holdings is owned exclusively by current and former managing directors and employees of Lazard Group and members of their immediate families, if it becomes unable to rely on Rule 3a-1, it may apply for an order exempting it from most provisions of the Investment Company Act as an “employees’ securities company.” Rule 6b-1 under the Investment Company Act provides that an employees’ securities company that applies for such an order is exempt from all provisions of that Act applicable to investment companies, pending a final SEC determination.

The Investment Company Act and the rules thereunder contain detailed prescriptions for the organization and operations of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. Lazard Ltd expects that LAZ-MD Holdings will conduct its operations such that LAZ-MD Holdings will not be deemed to be an investment company under the Investment Company Act. However, if anything were to happen which would cause LAZ-MD Holdings to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on its or our capital structure, ability to transact business with affiliates (including LAZ-MD Holdings or us, as the case may be) and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements, including the master separation agreement and related agreements and the transactions contemplated by those agreements, between and among Lazard Ltd, LAZ-MD Holdings, Lazard Group and LFCM Holdings or any combination thereof and materially adversely affect our business, financial condition and results of operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties outlined in “Risk Factors,” including the following:

•	a decline in general economic conditions or the global financial markets,

•	losses caused by financial or other problems experienced by third parties,

•	losses due to unidentified or unanticipated risks,

•	a lack of liquidity, i.e., ready access to funds, for use in our businesses, and

•	competitive pressure on our businesses and on our ability to retain our employees.

These risks and uncertainties are not exhaustive. Other sections of this Form 10-K may include additional factors, which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this Form 10-K to conform our prior statements to actual results or revised expectations and we do not intend to do so.

Forward-looking statements include, but are not limited to, statements about the:

•	business’ possible or assumed future results of operations and operating cash flows,

•	business’ strategies and investment policies,

•	business’ financing plans and the availability of short-term borrowing,

•	business’ competitive position,

•	future acquisitions, including the consideration to be paid and the timing of consummation,

•	potential growth opportunities available to our businesses,

•	recruitment and retention of our managing directors and employees,

•	target levels of compensation expense,

•	business’ potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,

•	likelihood of success and impact of litigation,

•	expected tax rate,

•	changes in interest and tax rates,

•	expectation with respect to the economy, securities markets, the market for M&A activity, the market for asset management activity and other industry trends,

•	effects of competition on our business, and

•	impact of future legislation and regulation on our business.

The Company is committed to providing timely and accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, the Company uses its websites to convey information about our businesses, including the anticipated release of quarterly financial results, quarterly financial, statistical and business-related information, and the posting of updates of AUM in various mutual funds, hedge funds and other investment products managed by LAM and its subsidiaries. Monthly updates of these funds are posted to the LAM website (www.lazardnet.com) on the third business day following the end of each month. Investors can link to Lazard Ltd, Lazard Group and their operating company websites through http://www.lazard.com. Our websites and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists the properties used for the entire Lazard organization as of December 31, 2008, including properties used by the separated businesses. As a general matter, one or both of our Financial Advisory and Asset Management segments (as well as our Corporate segment) uses the following properties. We license and sublease to LFCM Holdings certain office space, including office space that is used by the separated businesses. This includes subleasing or licensing approximately 33,334 square feet in New York, New York located at 30 Rockefeller Plaza to LFCM Holdings. Additionally, our New York, London and other offices sublease 37,202, 55,676 and 6,437 square feet, respectively, to third parties. We remain fully liable for the subleased space to the extent LFCM Holdings, or the third parties, fail to perform their obligations under the subleases for any reason. In addition, LFCM Holdings entered into indemnity arrangements in relation to excess space and abandoned former premises in London.

Location	Square Footage	Principal Offices
New York	380,354 square feet of leased space	Key office located at 30 Rockefeller Plaza, New York, New York 10020.
Other North America	144,117 square feet of leased space	Atlanta, Chicago, Houston, Los Angeles, Minneapolis, Montreal, San Francisco, Boston and Toronto.
Paris	170,644 square feet of owned and leased space	Key office located at 121 Boulevard Haussmann, 75008 Paris.
London	86,695 square feet of leased space	Key office located at 50 Stratton Street, London W1J 8LL.
Other Europe	104,730 square feet of leased space	Amsterdam, Bordeaux, Frankfurt, Hamburg, Lyon, Madrid, Milan, Zurich and Stockholm.
Asia, Australia and Other	67,375 square feet of leased space	Mumbai, Hong Kong, Seoul, Singapore, Sydney, Melbourne, Tokyo, Beijing and Dubai City.

We believe that we currently maintain sufficient space to meet our anticipated needs.

Item 3.	Legal Proceedings

The Company’s businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. The Company is involved from time to time in a number of judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses, including proceedings initiated by former employees alleging wrongful termination. The Company reviews such matters on a case-by-case basis and establishes any required reserves in accordance with Statement of Financial Accounting Standards No. 5, “Accounting For Contingencies.” Management believes, based on currently available information, that the results of such matters, in the aggregate, will not have a material adverse effect on the Company’s financial condition but might be material to the Company’s operating results or cash flows for any particular period, depending upon the operating results for such period.

On September 8, 2008, an action was commenced in the Federal District Court for the Southern District of New York by Leslie Dick Worldwide, Ltd. and Leslie Dick arising out of the bankruptcy of Conseco Inc. The lawsuit named as defendants: George Soros, Soros Fund Management LLC, SFM Management LLC, Conseco Inc., Vornado Realty Trust, German American Capital Corp., Deutsche Bank AG, EastDil Secured LLC, Harry Macklowe, Fortress Investment Group LLC, Cerberus Capital Management, Kirkland & Ellis LLP, Fried, Frank, Harris, Shriver & Jacobson LLP, Carmel Fifth LLC, 767 Manager LLC, Donald J. Trump and LFNY. The complaint alleged RICO and antitrust violations by defendants in connection with the sale of Conseco’s assets, including the General Motors Building. Lazard moved to dismiss the lawsuit as being without merit and failing to state any legally actionable claim against LFNY. In response to the motions to dismiss by Lazard and other defendants, on February 22, 2009, plaintiffs amended their complaint. The amended complaint does not contain any claims against Lazard and Lazard is no longer named as a defendant in this action.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded in The New York Stock Exchange under the symbol “LAZ.” There is no publicly traded market for our Class B common stock, which is held by LAZ-MD Holdings. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our Class A common stock, as reported in the consolidated transaction reporting system, and the quarterly dividends declared during 2008 and 2007.

Price Range of Our Common Stock

	Sales Price		Dividends per Share of Common Stock
	High	Low
2008
Fourth quarter	$44.29	$19.17	$0.10
Third quarter	$50.00	$30.96	$0.10
Second quarter	$41.85	$32.84	$0.10
First quarter	$43.58	$29.00	$0.10

2007
Fourth quarter	$52.89	$38.36	$0.09
Third quarter	$49.75	$34.72	$0.09
Second quarter	$56.25	$43.88	$0.09
First quarter	$56.90	$46.33	$0.09

As of February 13, 2009, there were approximately 47 holders of record of our Class A common stock. This does not include the number of shareholders that hold shares in “street-name” through banks or broker-dealers.

On February 13, 2009, the last reported sales price for our Class A common stock on the New York Stock Exchange was $29.34 per share.

On January 27, 2009, the Board of Directors of Lazard Ltd declared a quarterly dividend of $0.10 per share on its Class A common stock, payable on February 27, 2009 to stockholders of record on February 6, 2009.

Share Repurchases in the Fourth Quarter of 2008

The following table sets forth information regarding Lazard’s purchases of its Class A common stock on a monthly basis during the fourth quarter of 2008. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2008 – October 31, 2008	750,000	$29.26	750,000	$172.1 million
November 1, 2008 – November 30, 2008	1,823,757	$25.09	1,823,757	$126.3 million
December 1, 2008 – December 31, 2008	—	—	—	$126.3 million

Total	2,573,757	$26.31	2,573,757

(1)	From the inception of our share repurchase program in February, 2006, the Board of Directors of Lazard Ltd has authorized, on a cumulative basis, the repurchase of up to $500 million in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2009. The share repurchase program will be used primarily to offset a portion of the shares to be issued under Lazard Ltd’s 2005 Equity Incentive Plan and the 2008 Incentive Compensation Plan. Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions.

Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”

Item 6.	Selected Financial Data

The following table sets forth the selected consolidated financial data for the Company for all periods presented. The results of operations for certain businesses that the Company no longer owns are reported as discontinued operations.

The consolidated financial statements prior to May 10, 2005, the date of the equity public offering, do not reflect what our results of operations and financial position would have been had we been a stand-alone, public company for the periods presented. In addition, the results of operations for periods prior to May 10, 2005 are not comparable to results of operations for subsequent periods. Specifically, for periods prior to May 10, 2005, the results of operations do not give effect to the following matters:

•

Payment for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense. As a result, prior to May 10, 2005, Lazard Group’s operating income included within the accompanying consolidated financial statements did not reflect payments for services rendered by its managing directors. For periods subsequent to the consummation of the equity public offering, all payments for services rendered by our managing directors and distributions to holders of profit participation interests (“profit participation members”) in Lazard Group are included within the consolidated financial statements in compensation and benefits expense.

•

U.S. corporate federal income taxes, since Lazard Group had operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income had not been subject to U.S. federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Outside the U.S., Lazard Group historically had operated principally through subsidiary corporations and had been subject to local income taxes. Accordingly, prior to May 10, 2005, income taxes reflected within Lazard Group’s results of operations included within the consolidated financial statements are attributable to taxes incurred in non-U.S. entities and to New York City Unincorporated Business Tax (“UBT”) attributable to Lazard Group’s operations apportioned to New York City. For periods subsequent to the equity public offering, the consolidated financial statements of Lazard Ltd include U.S. corporate federal income taxes on its allocable share of the results of operations of Lazard Group, giving effect to the post-equity public offering structure.

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

The consolidated statements of financial condition and operations data as of and for each of the years in the five year period ended December 31, 2008 have been derived, as applicable, from Lazard Ltd’s and Lazard Group’s consolidated financial statements. The audited consolidated statements of financial condition as of December 31, 2008 and 2007 and consolidated statements of operations for each of the years in the three year period ended December 31, 2008 are included elsewhere in this Form 10-K. The audited consolidated statements of financial condition as of December 31, 2006, 2005 and 2004, and consolidated statements of operations for the years ended December 31, 2005 and 2004, are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and related notes included elsewhere in this Form 10-K.

Selected Consolidated Financial Data

	As Of Or For The Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands of dollars, except per share amounts)
Consolidated Statements of Operations Data
Net Revenue:
Financial Advisory (a)	$1,022,913	$1,240,177	$973,337	$864,812	$655,200
Asset Management (b)	614,781	724,751	553,212	466,188	417,166
Corporate (c)	(80,487)	(47,239)	(32,994)	(29,558)	22,464

Net Revenue	1,557,207	1,917,689	1,493,555	1,301,442 (d)	1,094,830	(d)

Compensation and Benefits (e)	1,128,253	1,123,068	891,421	698,683	466,064
Other Operating Expenses	403,814	376,326	274,925	260,397	260,942

Total Operating Expenses	1,532,067	1,499,394	1,166,346	959,080	727,006

Operating Income from Continuing Operations	$25,140	$418,295	$327,209	$342,362	$367,824

Income from Continuing Operations	$3,138	$155,042	$92,985	$161,062	$251,999

Net Income (Net Income Allocable to Members of Lazard Group prior to May 10, 2005) (e)	$3,138	$155,042	$92,985	$143,486	$246,974	(f)

Net Income Per Share of Class A Common Stock (g):
Basic	$0.06	$3.04	$2.42	$1.45	—
Diluted	$0.06	$2.79	$2.31	$1.45	—
Dividends Paid Per Share of Class A Common Stock (g)	$0.40	$0.36	$0.36	$0.142	—

Consolidated Statements of Financial Condition Data
Total Assets	$2,862,931	$3,840,413	$3,208,665	$1,910,897	$3,499,224
Total Debt (h)	$1,264,575	$1,764,622	$1,308,945	$1,241,344	$301,546
Mandatorily Redeemable Preferred Stock	$—	$—	$—	$—	$100,000
Stockholders’ Equity (Deficiency) (2005-2008); Members’ Equity (2004)	$250,580	$70,339	$(240,353)	$(870,671)	$384,798
Notes (in thousands of dollars): (a) Financial Advisory net revenue consists of the following:

	For The Year Ended December 31,
	2008	2007	2006	2005	2004
M&A	$814,660	$ 969,409	$792,537	$674,543	$481,726
Financial Restructuring	119,283	127,175	70,625	103,404	96,100
Other Financial Advisory	88,970	143,593	110,175	86,865	77,374

Financial Advisory Net Revenue	$1,022,913	$1,240,177	$973,337	$864,812	$655,200

(b) Asset Management net revenue consists of the following:

	For The Year Ended December 31,
	2008	2007	2006	2005	2004
Management and Other Fees	$568,436	$ 595,725	$450,323	$389,414	$357,229
Incentive Fees	34,961	67,032	59,371	44,627	27,354
Other Income	11,384	61,994	43,518	32,147	32,583

Asset Management Net Revenue	$614,781	$ 724,751	$553,212	$466,188	$417,166

(c)	“Corporate” includes interest income (net of interest expense), including, for periods subsequent to May 10, 2005, the net incremental interest expense related to the financing transactions associated with the Company’s equity public offering on May 10, 2005, investment income from certain investments and net money market revenue earned by LFB, as well as any gains or losses from the extinguishment of debt.
(d)	Net revenue is presented after reductions for dividends relating to the Company’s mandatory redeemable preferred stock issued in March 2001. Preferred dividends are reflected in corporate net revenue and amounted to $8,000 for the year ended December 31, 2004. The year ended December 31, 2005 includes a credit of $8,000, which represents accrued dividends on the Company’s mandatory redeemable preferred stock which was redeemed and cancelled pursuant to the redemption of membership interests of historical partners.
(e)	Excludes, as applicable, with respect to periods ended prior to May 10, 2005, (i) payments for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense, and (ii) U.S. corporate federal income taxes, since Lazard Group has operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. Includes the compensation portion of the LAM Merger charges incurred during the year ended December 31, 2008.
(f)	Net income allocable to members for the year ended December 31, 2004 is shown after an extraordinary gain of $5,507 related to the January, 2004 acquisition of the assets of Panmure Gordon.
(g)	Data is not applicable for the period prior to May 10, 2005, the date of the Company’s equity public offering. Losses related to discontinued operations were incurred prior to May 10, 2005. Therefore such losses are borne entirely by the historical members of Lazard Group, and do not affect net income per share of Lazard Ltd.
(h)	Total debt amounts relate to the Company’s continuing operations and represents the aggregate amount reflected in the Company’s consolidated statements of financial condition relating to senior debt, capital lease obligations and subordinated debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Ltd’s consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K (this “Form 10-K”). This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this Form 10-K.

Business Summary

The Company’s principal sources of revenue are derived from activities in the following business segments:

•

Financial Advisory, which includes providing advice on mergers and acquisitions (“M&A”) and strategic advisory matters, restructurings and capital structure advisory services, capital raising and other transactions, and

•	Asset Management, which includes strategies for the management of equity and fixed income securities and alternative investment and private equity funds.

In addition, the Company records selected other activities in its Corporate segment, including management of cash, certain investments and the commercial banking activities of Lazard Group’s Paris-based Lazard Frères Banque SA (“LFB”). The Company also allocates outstanding indebtedness to its Corporate segment.

LFB is a registered bank regulated by the Banque de France and its primary operations include asset and liability management for Lazard Group’s Paris House through its money market desk and commercial banking operations, deposit taking and, to a lesser extent, financing activities and custodial oversight over assets of various clients. LFB engages in underwritten offerings of securities in France and we expect that it may expand its scope to include placements elsewhere in Europe.

On September 25, 2008, pursuant to a definitive merger agreement dated August 14, 2008, the Company, Lazard Asset Management LLC (together with its subsidiaries, “LAM”) and LAZ Sub I, LLC, a newly formed subsidiary of Lazard Frères & Co. LLC (“LFNY”), completed the merger of LAZ Sub I, LLC with and into LAM (the “LAM Merger”). See Note 4 of Notes to Consolidated Financial Statements for additional information relating to the LAM Merger.

On August 13, 2007, Lazard Group acquired Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies. On July 31, 2007, Lazard Ltd acquired Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”), an Australia-based financial advisory firm and concurrently sold such investment to Lazard Group. See Note 8 of Notes to Consolidated Financial Statements for additional information relating to the acquisitions of GAHL and CWC.

Lazard and Natixis entered into a cooperation arrangement in April, 2004 (and expanded such arrangement in March, 2005) to place and underwrite securities on the French equity primary capital markets and cooperate in their respective origination, syndication and placement activities. The arrangement expired during the third quarter of 2008, although it continues to be applied in accordance with its general terms pending the outcome of continuing discussions.

Lazard also has a long history of making alternative investments with its own capital, usually alongside capital of qualified institutional and individual investors. At the time of Lazard Ltd’s equity public offering and as a part of the separation, we transferred to LFCM Holdings LLC (“LFCM Holdings”) all of our alternative investment activities, except for Fonds Partenaires Gestion (“FPG”), our private equity business in France. We also transferred to LFCM Holdings certain principal investments by Lazard Group in the funds managed by the separated businesses, subject to certain options by us to reacquire such investments, while we retained our investment in our French private equity funds. Since 2005, consistent with our obligations to LFCM Holdings, we have engaged in a number of alternative investments and private equity activities. See Notes 10 and 15 of Notes to Consolidated Financial Statements for additional information regarding alternative investments and the funds transferred to the separated business.

We continue to explore and discuss opportunities to expand the scope of our alternative investment and private equity activities in Europe, the U.S. and elsewhere. These opportunities could include internal growth of new funds and direct investments by us, partnerships or strategic relationships, investments with third parties or acquisitions of existing funds or management companies. Also, consistent with our obligations to LFCM Holdings, we may explore discrete capital markets opportunities.

For the years ended December 31, 2008, 2007, and 2006, the Company’s consolidated net revenue was derived from the following segments:

	Year Ended December 31
	2008	2007	2006
Financial Advisory	66%	64%	65%
Asset Management	39	38	37
Corporate	(5)	(2)	(2)

Total	100%	100%	100%

Business Environment

The global financial markets have experienced extraordinary disruption and volatility during 2008 and therefore challenging market conditions persisted throughout most of the year. Contraction in worldwide credit markets due in part to sub-prime lending issues, volatile currency and commodity markets, major write-downs within the financial sector and volatile oil prices have raised significant uncertainty about the state of the U.S. and global economies. These economic and market conditions have negatively affected our financial performance in both the Financial Advisory and Asset Management businesses, particularly in the second half of 2008, and may continue to adversely affect our financial performance in 2009. The deterioration of the equity and credit markets has also negatively impacted our corporate portfolio of debt securities and investments that are used to seed new Asset Management products.

Lazard operates in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for Lazard’s management to predict all risks and uncertainties, nor can Lazard assess the impact of all potentially applicable factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. See the section entitled “Risk Factors” in this Form 10-K. Furthermore, net income and revenue in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

Financial Advisory

While M&A activity for the year ended December 31, 2008 decreased substantially versus the corresponding prior year for both global and trans-atlantic completed transactions and announced transactions, activity in financial restructuring during the year increased significantly due to an increasing amount of corporate debt defaults, particularly in the second half of the year. Total corporate debt defaults in 2008, according to

Moody’s Investors Service, Inc., amounted to $239 billion, as compared to the $5 billion recorded in 2007, principally due to the bankruptcy filings of Lehman Brothers, Washington Mutual, Tribune Company, GMAC and Residential Capital, among others, in the second half of 2008. Moody’s is expecting further increases in the default rates in 2009. The following table sets forth industry statistics regarding the change in the volume of M&A transactions from 2007 to 2008:

	Year Ended December 31,
	2008	2007	% Incr /(Decr)
	($ in billions)
Completed M&A Transactions:
Global	$2,685	$3,953	(32)%
Trans-Atlantic	272	327	(17)%

Announced M&A Transactions:
Global	2,627	4,162	(37)%
Trans-Atlantic	294	356	(17)%

Source:	Thomson Financial as of January 12, 2009

While overall M&A industry statistics regarding the number and size of announced transactions declined in 2008 and the industry outlook for 2009 remains challenging, we believe that even in the current environment we are relatively well positioned, due to the expertise and insights of our bankers, the investments we have made in our business and the diversity of our products. Nevertheless, we expect 2009 to be a challenging year. Generally, during periods of unfavorable market or economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our advisory services and increasing competition among financial services companies seeking such engagements.

We expect that our Financial Restructuring practice should benefit over the next several years from the increase in the level of corporate defaults, as well as from advising companies during this period of volatility on matters relating to debt and financing restructuring and other on-and off-balance sheet assignments. Our Financial Restructuring assignments normally are executed over a six to eighteen-month period.

Asset Management

As shown in the table below, major global market indices at December 31, 2008 decreased significantly as compared to such indices at December 31, 2007, principally as a result of the significant deterioration in the global equity markets.

Percentage Change December 31, 2008 vs. 2007
MSCI World Index	(42)%
CAC 40	(43)%
DAX	(40)%
FTSE 100	(31)%
TOPIX 100	(45)%
MSCI Emerging Market	(55)%
Dow Jones Industrial Average	(34)%
NASDAQ	(41)%
S&P 500	(39)%

Because the fees that we receive for providing investment management and advisory services are primarily driven by the level of assets under management (“AUM”), market downturns or volatility in foreign currencies that reduce the level of our AUM reduce the revenues we receive from our Asset Management business. Market depreciation reflected in the changes in Lazard’s AUM during the year ended December 31, 2008 generally corresponded to the changes in global market indices. During 2008, our Asset Management business was adversely impacted by a reduction in our AUM and may be impacted further should there be continued or further credit market contractions or a sustained market downturn.

Financial Statement Overview

Net Revenue

The majority of Lazard’s Financial Advisory net revenue is earned from the successful completion of M&A transactions, strategic advisory matters, restructuring and capital structure advisory services, capital raising and similar transactions. The main driver of Financial Advisory net revenue is overall M&A activity, the level of corporate debt defaults and the environment for capital raising activities, particularly in the industries and geographic markets in which Lazard focuses. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to clients, with such fees not being dependent on a specific transaction. Lazard’s Financial Advisory segment also earns revenue from public and private securities offerings in the form of referral fees for referring opportunities to LFCM Holdings for underwriting and distribution of securities. The referral fees received from LFCM Holdings are generally one-half of the revenue recorded by LFCM Holdings in respect of such activities. Significant fluctuations in Financial Advisory net revenue can occur over the course of any given year. These fluctuations arise because a significant portion of Financial Advisory net revenue is earned upon the successful completion of a transaction, financial restructuring or capital raising activity, the timing of which is uncertain and is not subject to Lazard’s control.

Lazard’s Asset Management segment principally includes LAM, Lazard Freres Gestion SAS (“LFG”) and FPG. Asset Management net revenue is derived from fees for investment management and advisory services provided to institutional and private clients. The main driver of Asset Management net revenue is the level of AUM, which is influenced by Lazard’s investment performance, its ability to successfully attract and retain assets, the broader performance of the global equity markets and, to a lesser extent, fixed income markets. As a result, fluctuations in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. Asset Management fees are generally based on the level of AUM measured as of the end of a quarter or month, and an increase or reduction in AUM at such dates, due to market price fluctuations, currency fluctuations, net client asset flows or otherwise, will result in a corresponding increase or decrease in management fees. The majority of our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons including investment performance, changes in prevailing interest rates and financial market performance. In addition, as Lazard’s AUM include significant assets that are denominated in currencies other than U.S. dollars, changes in the value of the U.S. dollar relative to foreign currencies will impact the value of Lazard’s AUM. Fees vary with the type of assets managed, with higher fees earned on equity assets, alternative investments (such as hedge funds) and private equity investments, and lower fees earned on fixed income and cash management products.

The Company earns performance-based incentive fees on various investment products, including traditional products and alternative investment funds such as hedge funds and private equity funds. Incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks. Incentive fees on private equity funds also may be earned in the form of a carried interest if profits from investments exceed a specified threshold. These incentive fees are paid at the end of the measurement period, and those fees received at the end of the measurement period are not subject to reversal or payback. Incentive fees on hedge funds generally are subject to loss carryforward provisions in which losses incurred by the funds in any year are applied against certain future period net appreciation before any incentive fees can be earned. Incentive fees earned on our private equity funds are generally not recorded until potential uncertainties regarding the ultimate realizable amounts have been determined. For most of our alternative investment strategies, the determination date is at year-end (unless an account terminates during the year), and therefore such incentive fees are recorded in the fourth quarter of Lazard’s fiscal year.

Corporate segment net revenue consists primarily of net interest income, including amounts earned at LFB, and investment gains and losses on debt securities at LFB, LAM-managed equity funds and principal investments in equities and alternative investment funds managed by Lazard Alternative Investments Holdings LLC (“LAI”), a subsidiary of LFCM Holdings, and FPG. Interest expense is also included in Corporate net revenue. Corporate net revenue can fluctuate due to changes in the fair value of investments classified as “trading”, and with respect to “available-for-sale”, when realized, or when a decline is determined to be other than temporary, as well as due to changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness.

Effective July 1, 2008, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), the portion of our bank’s corporate debt portfolio that had been previously designated as “trading” was re-designated to “available-for-sale”. During the year ended December 31, 2008, the Company recorded markdowns of $41 million in “accumulated other comprehensive income (loss), net of tax” (“AOCI”) related to such re-designated debt securities.

Although Corporate segment net revenue during the year ended December 31, 2008 represented (5)% of Lazard’s net revenue, total assets in Corporate represented 60% of Lazard’s consolidated total assets as of December 31, 2008, principally attributable to assets associated with LFB, and, to a lesser extent, investments in LAM-managed funds, other securities and cash.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for employees and managing directors. We have a policy that targets our ongoing compensation and benefits expense in our traditional businesses, excluding special items, to not exceed 57.5% of operating revenue each year, including compensation and benefits payable to our managing directors and amortization of the relevant portion of the restricted stock unit awards (“RSUs”) under the Lazard Ltd 2005 Equity Incentive Plan and the Lazard Ltd 2008 Incentive Compensation Plan (see Note 16 of Notes to Consolidated Financial Statements). In 2008 (excluding the compensation charge relating to the LAM Merger in the third quarter), 2007 and 2006, our compensation expense-to-operating revenue ratio was 55.6%, 55.7% and 56.7%, respectively. There can be no guarantee that this target ratio will continue to be achieved or that our policy may not change in the future, including to adapt to changes in the economic environment, or that a change may not be necessitated by lower operating revenues or to fund a major expansion. Increased competition for senior professionals, continued turmoil and volatility in the financial markets generally or other factors could prevent us from continuing to maintain this target ratio.

The balance of Lazard’s operating expenses are referred to below as “non-compensation expense,” which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services, amortization of intangible assets related to acquisitions, the provision pursuant to a tax receivable agreement with LFCM Holdings and other expenses.

Provision for Income Taxes

Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income pertaining to the limited liability company is not subject to U.S. federal income taxes because taxes associated with such income represent obligations of the individual partners. Outside the U.S., Lazard Group operates principally through corporations and is subject to local income taxes. Income taxes shown on Lazard’s consolidated statements of operations are attributable to taxes incurred in non-U.S. entities and to New York City Unincorporated Business Tax (“UBT”) attributable to Lazard’s operations apportioned to New York City. The Company’s provision for income taxes also includes a U.S. income tax provision attributable to Lazard Ltd’s ownership interest in Lazard Group’s operating income.

Minority Interest

The Company records a charge to minority interest in net income relating to LAZ-MD Holdings’ ownership interest in Lazard Group, which approximated 43.2%, 51.9% and 60.5% during the years ended December 31, 2008, 2007 and 2006, respectively, with such expense amounting to $10 million, $177.5 million and $160.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Also included in minority interest in our consolidated financial statements are minority interests in various LAM-related general partnerships (“GPs”) held directly by certain of our LAM managing directors.

See Note 7 of Notes to Consolidated Financial Statements for information regarding the components of the Company’s minority interest.

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

As described above, the Company completed the LAM Merger in the third quarter of 2008. Lazard’s after-tax income during that quarter was reduced by $108.6 million as a result of the LAM Merger, consisting of compensation and benefits expense of $197.5 million related to the equity interests of LAM held by present and former employees of LAM, and $2.0 million of non-compensation-related transaction costs (together aggregating a reduction of operating income of $199.5 million), partially offset by income tax and minority interest of $7.4 million and $83.5 million, respectively. In addition, the LAM Merger is expected to result in annual pre-tax charges of approximately $7 million per year from October, 2008 through October, 2011, comprised of approximately $5 million and $2 million of compensation and benefits expense and interest expense, respectively. Such charges relate to the service provisions associated with the non-contingent common stock consideration and interest expense on future cash payments. These additional pre-tax charges for the year ended December 31, 2008 aggregated approximately $1.7 million, which is comprised of $1.1 million compensation and benefits expense and $.6 million in interest expense.

A discussion of the Company’s consolidated results of operations for the years ended December 31, 2008, 2007 and 2006 is set forth below, followed by a more detailed discussion of business segment results. In order to assist in understanding the comparison of the results between years, operating results for the year ended December 31, 2008 are shown before and after the third quarter 2008 impact of the LAM Merger.

	Year Ended December 31, 2008			Year Ended December 31,
	As Reported	Impact of LAM Merger (a)	Excluding LAM Merger (b)	2007	2006
	($ in thousands)
Revenue
Investment banking and other advisory fees	$990,923		$990,923	$1,196,648	$946,107
Money management fees	603,908		603,908	663,316	510,558
Interest income	81,945		81,945	89,942	45,074
Other	20,330		20,330	104,893	96,070

Total revenue	1,697,106		1,697,106	2,054,799	1,597,809
Interest expense	139,899		139,899	137,110	104,254

Net revenue	1,557,207		1,557,207	1,917,689	1,493,555

Operating Expenses
Compensation and benefits	1,128,253	$197,550	930,703	1,123,068	891,421
Non-compensation expense	403,814	2,000	401,814	376,326	274,925

Total operating expenses	1,532,067	199,550	1,332,517	1,499,394	1,166,346

Operating Income (Loss)	25,140	(199,550)	224,690	418,295	327,209
Provision (benefit) for income taxes	25,379	(7,427)	32,806	80,616	68,812

Income (Loss) Before Minority Interest	(239)	(192,123)	191,884	337,679	258,397
Minority interest in net income (loss)	(3,377)	(83,495)	80,118	182,637	165,412

Net Income (Loss)	$3,138	$(108,628)	$111,766	$155,042	$92,985

(a)	Represents the third quarter 2008 impact of the LAM Merger. See Note 4 of Notes to Consolidated Financial Statements for information regarding the LAM Merger.
(b)	A non-GAAP measure which management believes provides the most meaningful comparison between historical, present and future periods.

The table below describes the components of operating revenue, a non-GAAP measure used by the Company to manage total compensation and benefits expense to managing directors and employees. Management believes operating revenue provides the most meaningful basis for comparison between present, historical and future periods. The LAM Merger had no impact on operating revenue.

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)
Operating revenue
Total revenue	$1,697,106	$2,054,799	$1,597,809
Add (deduct):
LFB interest expense(a)	(35,358)	(34,827)	(21,628)
(Revenue) loss related to consolidation of LAM GPs(b)	13,348	(5,135)	(5,114)

Operating revenue	$1,675,096	$2,014,837	$1,571,067

(a)	The interest expense incurred by LFB is excluded from total revenue because LFB is a commercial bank and we consider its interest expense to be a cost directly related to the conduct of its business.

(b)	LAM GP revenue (loss) is excluded because we do not deem such amounts as operating in nature, the Company has no economic interest in such revenue, and, accordingly, it is directly offset by a charge (credit) to minority interest for the corresponding amount.

Certain key ratios, statistics and headcount information for the years ended December 31, 2008, 2007 and 2006 are set forth below:

	Year Ended December 31,
	2008	2007	2006
As a % of Net Revenue, By Revenue Category:
Investment banking and other advisory fees	64%	62%	63%
Money management fees	39	35	34
Interest income	5	5	3
Other	1	5	7
Interest expense	(9)	(7)	(7)

Net Revenue	100%	100%	100%

As a % of Net Revenue:
Operating Income	2%	22%	22%

Operating Income, excluding the impact of the LAM Merger	14%	22%	22%

See Note 22 of Notes to Consolidated Financial Statements for additional financial information on a geographic basis.

	As of December 31,
	2008	2007	2006
Headcount:
Managing Directors:
Financial Advisory	151	138	128
Asset Management	56	48	43
Corporate	8	8	8
Limited Managing Directors	6	6	5
Other Employees:
Business segment professionals	1,026	997	811
All other professionals and support staff	1,187	1,261	1,205

Total	2,434	2,458	2,200

During 2008, we continued to hire key professionals on a selective basis, and to redeploy employees into areas where we saw potential for growth. To further optimize our mix of personnel, we have also been reducing staff in other areas, including the back office, to create greater efficiency, productivity and shareholder value. In February, 2009, the Company announced that as a result of such reductions and realignments, the Company expects to record a pre-tax charge in the first quarter of 2009 (principally consisting of compensation and benefits expense) of approximately $60 million.

Operating Results

As reflected in the table of consolidated results of operations above, the LAM Merger had a significant impact on the Company’s reported operating results in 2008. Lazard management believes that comparisons between years are most meaningful after excluding the impact of the LAM Merger in the third quarter of 2008.

Year Ended December 31, 2008 versus December 31, 2007

The Company reported net income of $3 million for the year ended December 31, 2008, a decline of $152 million as compared to net income of $155 million in 2007. Such decline was principally the result of the impact of the LAM Merger in the third quarter of 2008, which reduced net income in 2008 by $109 million. Net income was also adversely impacted by an 18% decline in Financial Advisory net revenue as a result of a slowdown in global M&A activity and a 15% decline in Asset Management net revenue due principally to the decline in equity markets. These revenue decreases were partially offset by reduced compensation and benefits, down 17% when excluding the impact of the LAM Merger, and lower provisions for income taxes and minority interest in net income. When excluding the impact of the LAM Merger, the Company’s net income in 2008 was $112 million, or 28% lower than 2007. As described above, the Company acquired GAHL and CWC during the third quarter of 2007. Accordingly, results for the year ended December 31, 2008 and 2007 include the results of such acquired businesses from the respective acquisition dates.

Net revenue decreased $360 million, or 19%, for the year ended December 31, 2008, compared to 2007, with operating revenue decreasing $340 million, or 17%, compared to 2007. Fees from investment banking and other advisory activities decreased $206 million, or 17%, versus 2007. Our investment banking fees reflect fees from M&A and Strategic Advisory, Restructuring and Corporate Finance assignments encompassing general strategic and transaction-specific advice to public and private companies, governments and other parties, and includes various corporate finance services. Some of our assignments and, therefore, related revenue, are not reflected in or correlated to publicly available statistical information and, therefore, may not correlate to global industry statistics. Money management fees, including incentive fees, decreased $59 million, or 9%, as compared to the prior year due to a $8 billion, or 6%, decrease in average AUM for the year ended December 31, 2008 versus 2007, primarily as the result of market and foreign exchange depreciation, as well as lower incentive fees earned in 2008. Interest income decreased $8 million, or 9%, due to lower average cash balances and a lower interest rate environment. Other revenue decreased $85 million, or 81%, in the year ended December 31, 2008 versus 2007. The decline in other revenue as compared to 2007 reflects a $93 million decrease in investment income due to losses and markdowns in the first quarter of 2008 in our bank’s corporate debt portfolio held as in integral part of its asset-liability management program, net unrealized losses in the Company’s investment in corporate equities to seed new Asset Management products, the writedown of private equity investments (primarily in the fourth quarter), and a reduction in LAM GP-related revenues (which are, to the extent held directly by certain of our LAM managing directors or employees of the Company, fully offset in minority interest in net income), partially offset by a $20 million gain from the repurchase of a portion of the Company’s senior notes and $15 million in gains from foreign currency transactions (consisting of a $24 million gain in the Corporate segment, partially offset by an aggregate loss of $9 million in the Asset Management and Financial Advisory segments). Other revenue in 2007 included $14 million of unrealized gains on private equity investments and a $9 million gain in connection with the Company’s interest in the net proceeds related to the sale of a portion of LFCM Holdings’ ownership interest in Panmure Gordon & Co. plc (“PG&C”) (see Note 20 of Notes to Consolidated Financial Statements). Interest expense for the year ended December 31, 2008 increased $3 million, or 2%, primarily related to the Company’s June, 2007 issuance of $600 million aggregate principal amount of its 6.85% senior notes, partially offset by a reduction in interest expense related to the Company’s May, 2008 repurchase of $437 million aggregate principal amount of its 6.12% senior notes in connection with the remarketing of such notes.

Compensation and benefits expense for the year ended December 31, 2008 increased by $5.2 million, including the $197.6 million charge relating to the LAM Merger in the third quarter of 2008. When excluding such charge, compensation and benefits expense in 2008 decreased $192.4 million, or 17%. Such decrease reflected lower incentive compensation and was consistent with the decrease in operating revenue, which more than offset the additional amortization of an increased amount of RSUs granted and additional compensation associated with the strategic headcount growth of managing directors and business segment professionals. Compensation and benefits expense, including the charge relating to the LAM Merger in the third quarter of 2008, was 67.4% of operating revenue in 2008. However, when excluding the LAM Merger charge, such expense represented 55.6% of operating revenue in 2008, as compared to 55.7% in 2007.

Non-compensation expense for the year ended December 31, 2008 increased by $27 million, including the $2 million charge relating to the LAM Merger. Apart from such charge, non-compensation expense increased $25 million, or 7%. Factors contributing to the increase include (i) the impact of investments in our business and operating expenses related to companies acquired in the third quarter of 2007, (ii) the $12 million provision for losses from counterparty defaults from one of our prime brokers, (iii) increased business development expenses for travel and market related data, and (iv) fees for outsourced services, with these items partially offset by a reduction in the amortization of intangible assets related to the 2007 acquisitions. The ratio of non-compensation expense to operating revenue was 24.1% in 2008 as compared to 18.7% in 2007. The ratio, when excluding the $2 million non-compensation charge in 2008 relating to the LAM Merger, the amortization of intangibles in 2008 and 2007 of $5 million and $22 million, respectively, and the provisions pursuant to the tax receivable agreement with LFCM Holdings of $17 million in both years, was 22.7% for 2008, compared to 16.8% of operating revenue for 2007, with such increased percentage primarily attributable to the decline in operating revenues in 2008 as well as the provision for losses from counterparty defaults described above.

Operating income for the year ended December 31, 2008 decreased $393 million, including the LAM Merger charge of $200 million, and, as a percentage of net revenue, operating income was 2% and 22% in 2008 and 2007, respectively. When excluding the LAM Merger charge, operating income decreased $194 million, and, as a percentage of net revenue, operating income was 14% and 22% in 2008 and 2007, respectively.

The provision for income taxes for the year ended December 31, 2008 decreased $55 million, including the $7 million tax benefit relating to the LAM Merger in the third quarter of 2008. The remaining decrease of $48 million as compared to 2007 was principally due to lower levels of income in 2008. The Company’s effective tax rate was 101% for the year ended December 31, 2008, as compared to 19.3% in 2007. When excluding the impact of the LAM Merger in 2008, the Company’s effective tax rate was 14.6% in 2008.

Minority interest in net income for the year ended December 31, 2008 decreased by $186 million, including the $83 million credit relating to of the LAM Merger in 2008. The remaining decrease was $103 million, or 56%, as compared to 2007, which principally reflected the lower level of Lazard Group net income in 2008 as well as a decrease in LAZ-MD Holdings ownership interest of Lazard Group in 2008 (an average of 43%) as compared to 2007 (an average of 52%). In addition, minority interest in 2008 includes a $13 million credit related to various LAM GPs held directly by certain of our LAM managing directors for which there is an offsetting amount included in “revenue-other”, as compared to a $5 million charge recorded in 2007.

Year Ended December 31, 2007 versus December 31, 2006

The Company recorded net income of $155 million for the year ended December 31, 2007, an increase of $62 million, or 67%, as compared to net income of $93 million in 2006. As described above, the Company acquired GAHL and CWC during the third quarter of 2007. Our results for the year ended December 31, 2007 include the results of such acquired businesses from their respective acquisition dates, which, in the aggregate, did not materially impact net income.

Net revenue increased $424 million, or 28%, for the year ended December 31, 2007, with operating revenue increasing $444 million, or 28%, compared to 2006. Fees from investment banking and other advisory activities grew $251 million, or 26%, versus 2006, reflecting stronger M&A performance resulting from both increased size and volume of completed M&A transactions and net revenue attributable to the acquisitions of GAHL and CWC. Money management fees, including incentive fees, increased $153 million, or 30%, as compared to the prior year due to a $33 billion, or 34%, increase in average AUM for the year ended December 31, 2007, versus 2006, primarily as a result of market and foreign exchange appreciation and net inflows of AUM. Interest income increased $45 million, or 100%, as a result of higher interest-earning average cash balances in 2007, which were largely the result of net proceeds from the Company’s December, 2006 primary offering of Class A common stock and a June, 2007 issuance of $600 million principal amount of 6.85% senior notes. Other revenue increased $9 million, or 9%, in 2007 as compared to 2006. During 2007, other revenue included an aggregate increase of

$23 million attributable to higher referral fees earned from activities with LFCM Holdings, foreign currency transaction gains and commissions and private equity investment gains, partially offset by a decline of $10 million in investment income as a result of the widening of credit spreads due to sub-prime concerns in the debt markets in 2007 and volatility in the equity markets during the fourth quarter of 2007, resulting in mark-downs in our bank’s portfolio of corporate debt securities and other temporary Corporate investments in equity securities. In addition, the Company recorded a $9 million gain in connection with its share in the net proceeds related to the sale of a portion of LFCM Holdings’ ownership interest in PG&C in 2007 (see Note 20 of Notes to Consolidated Financial Statements), while 2006 included a $14 million gain recognized as a result of the termination of the strategic alliance with Intesa. Interest expense for the year ended December 31, 2007 increased $33 million, or 32%, as a result of the incremental interest expense of $22 million related to the June 2007 issuance of $600 million principal amount of 6.85% senior notes, with the remainder primarily resulting from both higher average customer deposits in LFB and higher interest rates with respect thereto.

Compensation and benefits expense increased $232 million, or 26%, for the year ended December 31, 2007, and represented 55.7% of operating revenue, as compared to 56.7% of operating revenue in 2006, reflecting an increase in incentive compensation associated with the growth in operating revenues, amortization of an increased amount of RSUs granted and additional compensation associated with the strategic headcount growth of managing directors and business segment professionals.

Non-compensation expense in 2007 increased $101 million, or 37%, with such increase including amortization expense of $22 million related to intangible assets associated with the 2007 acquisitions of GAHL and CWC, as well an increase of $11 million for the provision pursuant to the tax receivable agreement with LFCM Holdings. Other factors contributing to the expense increase in 2007 was (i) a charge of $6 million related to abandoned lease facilities, (ii) current period increases in expenses related to increased business activity, including fund administration and services associated with the growth in AUM and electronic data services, (iii) business investments including new office locations, recruitment, travel and other market development and (iv) one-time VAT and other cost recoveries recorded in 2006. Excluding the impact of the amortization of intangible assets related to acquisitions in 2007 and the provision pursuant to the tax receivable agreement with LFCM Holdings in both years, the ratio of non-compensation expense to operating revenue was 16.8% and 17.1% for 2007 and 2006, respectively.

Operating income for the year ended December 31, 2007 increased $91 million, or 28%, as compared to 2006. Operating income as a percentage of net revenue was 22% for both years.

The provision for income taxes for the year ended December 31, 2007 increased $12 million as compared to the prior year, due principally to increased foreign income taxes at Lazard Group attributable to higher levels of income in 2007, partially offset by lower income taxes incurred by Lazard Ltd resulting from a decrease in Lazard Ltd’s effective tax rate on its ownership interest in Lazard Group’s operating income in 2007. The Company’s effective tax rate was 19.3% for the year ended December 31, 2007, as compared to 21.0% for the corresponding period in 2006.

Minority interest in net income for the year ended December 31, 2007 increased $17 million, or 10%, versus 2006, which principally reflected the higher level of Lazard Group net income in 2007, partially offset by the reduction in LAZ-MD Holdings’ ownership interest of Lazard Group, which declined to an average of 52% in 2007 from an average of 61% in 2006.

Business Segments

The following is a discussion of net revenue and operating income for the Company’s business segments - Financial Advisory, Asset Management and Corporate. Each segment’s operating expenses include (i) compensation and benefits expenses that are incurred directly in support of the segment and (ii) other operating expenses, which include directly incurred expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourcing, and indirect support costs (including compensation and benefits expense and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistical drivers such as, among other items, headcount, square footage and transactional volume.

Financial Advisory

The following table summarizes the operating results of the Financial Advisory segment:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)
M&A and Strategic Advisory	$814,660	$969,409	$792,537
Financial Restructuring	119,283	127,175	70,625
Corporate Finance and Other	88,970	143,593	110,175

Net Revenue	1,022,913	1,240,177	973,337
Operating Expenses (a)	796,970	920,705	722,151

Operating Income	$225,943	$319,472	$251,186

Operating Income, Excluding Amortization of Intangible Assets Related To Acquisitions	$229,413	$340,995	$251,186

Operating Income as a Percentage of Net Revenue	22%	26%	26%

Operating Income as a Percentage of Net Revenue, Excluding Amortization of Intangible Assets Related To Acquisitions	22%	27%	26%

	As of December 31,
	2008	2007	2006
Headcount (b):
Managing Directors	151	138	128
Limited Managing Directors	5	3	2
Other Employees:
Business segment professionals	691	654	510
All other professionals and support staff	246	256	217

Total	1,093	1,051	857

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto), and, in 2008 and 2007, $3,470 and $21,523 of amortization of intangible assets related to the 2007 acquisitions.
(b)	Excludes headcount related to indirect support functions, with such headcount being included in the Corporate segment.

Net revenue trends in Financial Advisory for M&A and Strategic Advisory and Financial Restructuring are generally correlated to the volume of completed industry-wide M&A transactions and restructurings occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in significant non-public assignments. Certain Lazard client statistics and global industry statistics are set forth below:

	Year Ended December 31,
	2008	2007	2006
Lazard Statistics:
Number of Clients:
Total	708	622	510
With Fees Greater than $1 million	229	230	202
Percentage of Total Financial Advisory Revenue from Top 10 Clients (a)	20%	19%	21%
Number of M&A Transactions Completed Greater than $1 billion (b)	38	55	51

(a)	There were no individual clients that constituted more than 10% of our Financial Advisory segment net revenue in the years ended December 31, 2008, 2007 or 2006.
(b)	Source: Thomson Financial as of January 12, 2009

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms. The offices that generate Financial Advisory net revenue are located in the U.S., Europe (principally in the U.K., France, Italy, Spain and Germany) and the rest of the world (principally in Australia, which, for the 2008 and 2007 periods, includes the impact of the acquisition of CWC).

	Year Ended December 31,
	2008	2007	2006
United States	50%	49%	54%
Europe	43	44	45
Rest of World	7	7	1

Total	100%	100%	100%

The changes in the distribution of geographical revenues reflected in the above chart demonstrates that our revenue can fluctuate from year to year due to the number, size and timing of closings of completed transactions, as well as seasonality and other factors, such as regional acquisitions. As such, the geographical distribution of revenues in any particular year may not be indicative of future results.

The Company’s managing directors and many of its professionals have significant experience, and many of them are able to use this experience to advise on M&A, strategic advisory matters and financial restructuring transactions, depending on clients’ needs. This flexibility allows Lazard to better match its professionals with the counter-cyclical business cycles of mergers and acquisitions and financial restructurings. While Lazard measures revenue by practice area, Lazard does not separately measure the separate costs or profitability of M&A services as compared to financial restructuring services. Accordingly, Lazard measures performance in its Financial Advisory segment based on overall segment net revenue and operating income margins.

Financial Advisory Results of Operations

Year Ended December 31, 2008 versus December 31, 2007

In 2008, Financial Advisory net revenue decreased $217 million, or 18%, as compared to 2007, with M&A and Strategic Advisory revenue decreasing $155 million, or 16%, and Financial Restructuring revenue decreasing $8 million, or 6%, while Corporate Finance and Other net revenue decreasing $55 million, or 38%.

The decrease in M&A and Strategic Advisory revenue in 2008 was principally due to the adverse economic and market conditions described above, and resulted in lower average fees per transaction and the result of a lower number of M&A transactions completed greater than $1 billion which typically generate significant fees. Our major clients, which in the aggregate represented 25% of our M&A and Strategic Advisory revenue for the year, included APP Pharmaceuticals, Bear Stearns, Gaz de France, InBev, International Paper, Penn National Gaming, Resolution Life, Royal Bank of Scotland, Trane and Zinefix. We anticipate that this lower level of M&A activity experienced in late 2008 may continue into 2009.

Financial Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings and advice on complex on-and off-balance sheet assignments, such as retiree health care obligations. Financial Restructuring revenue for 2008 ended slightly lower than 2007; however, strong restructuring revenue was recorded in the fourth quarter as a result of increased financial restructuring activity. Notable assignments completed in the fourth quarter included Lehman Brothers, Metaldyne, Reliant Energy and Sprint Nextel. Recently announced Financial Restructuring assignments that we are currently involved with in North America include Charter Communications, CIFG Assurance, Fannie Mae, Hawaiian Telcom, Nortel, Pilgrims Pride, Smurfit-Stone Container, Tarragon Corporation, Tribune Co. and The Trustees of Bernard L. Madoff Investment Securities and in Europe, Premiere, Vita Group, Belvedere, Ineos and Olympic Airways. We anticipate that the higher level of restructuring activity experienced in the fourth quarter may continue into 2009.

The decrease in Corporate Finance and Other net revenue reflected decreases in the value of fund closings by our Private Fund Advisory Group, private placements by our Capital Markets Group and declines in Equity Capital Markets transactions, all of which have been negatively impacted by the deterioration of the financial markets during 2008. Our Alternative Capital Finance Group served as a placement agent on a number of Registered Direct Offerings (“RDs”). During the fourth quarter of 2008, assignments included RDs for H&R Block, Clean Energy Fuels and Orient-Express.

Operating expenses for the year ended December 31, 2008 decreased $124 million, or 13%, as compared to 2007, primarily due to decreased compensation expense consistent with lower operating revenue and reduced amortization of intangible assets associated with the 2007 acquisitions. Such decreases were partially offset by increases related to the amortization of an increased amount of RSUs, increased costs from the strategic headcount growth of senior bankers and relating to companies acquired in 2007 and other new offices, as well as increases in business development expenses for travel and market related data.

Financial Advisory operating income for 2008 decreased $94 million, or 29%, as compared to 2007. Operating income represented 22% and 26% of segment net revenues for 2008 and 2007, respectively. Excluding the impact of amortization of intangible assets related to acquisitions of $3 million and $22 million in 2008 and 2007, respectively, operating income represented 22% and 27% of segment net revenue in such years.

Year Ended December 31, 2007 versus December 31, 2006

In 2007, Financial Advisory net revenue increased $267 million, or 27%, as compared to 2006, with M&A revenue increasing $177 million, or 22%, Financial Restructuring revenue increasing $57 million, or 80%, and Corporate Finance and Other net revenue increasing $33 million, or 30%.

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

The increase in Financial Restructuring revenue was the result of several large assignments during 2007 including Eurotunnel, Calpine’s Unsecured Creditors’ Committee, New Century Financial Corporation, Tower Automotive and the UAW in connection with its contract discussions with GM, Ford and Chrysler regarding retiree health care obligations and in connection with Delphi’s bankruptcy.

Corporate Finance and Other net revenue increased versus 2006 reflecting increased Private Placement revenues as a result of higher revenue per assignment in 2007, growth in referral fees from LFCM Holdings related to our Equity Capital Markets Advisory activities and, to a lesser extent, growth in Private Fund Advisory fees.

Operating expenses for the year ended December 31, 2007 increased $199 million, or 27%, as compared to 2006, principally due to an increase in incentive compensation related to a higher level of operating revenue, amortization of an increased amount of RSUs granted and additional compensation associated with strategic headcount growth, principally from the GAHL and CWC acquisitions, and the hiring of senior bankers during 2007, as well as amortization expense of $22 million related to intangible assets associated with the GAHL and CWC acquisitions, higher business development-related expenses in 2007 and the impact of one-time cost recoveries in 2006.

Financial Advisory operating income for 2007 increased $68 million, or 27%, as compared to 2006. Operating income represented 26% of segment net revenues for both years. Excluding the impact of the amortization of intangible assets related to acquisitions of $22 million in 2007, operating income represented 27% of segment net revenue in 2007.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of December 31,
	2008	2007	2006
	($ in millions)
AUM:
International Equities	$25,109	$50,535	$52,033
Global Equities	31,890	47,814	26,453
U.S. Equities	13,173	20,927	13,708

Total Equities	70,172	119,276	92,194

European and International Fixed Income	9,124	10,255	8,418
Global Fixed Income	1,569	2,161	1,095
U.S. Fixed Income	1,951	1,817	2,310

Total Fixed Income	12,644	14,233	11,823

Alternative Investments	3,196	3,577	3,457
Private Equity (a)	1,579	1,401	883
Cash Management	3,518	2,926	2,080

Total AUM	$91,109	$141,413	$110,437

(a)	Includes $1.2 billion, $1.0 billion and $0.6 billion as of December 31, 2008, 2007 and 2006, respectively, held by an investment company for which Lazard may earn carried interests.

Average AUM for the years ended December 31, 2008, 2007 and 2006 is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Year Ended December 31,
	2008	2007	2006
	($ in millions)
Average AUM	$122,828	$130,827	$97,408

Total AUM at December 31, 2008 decreased $50 billion, or 36%, as compared to that at December 31, 2007, with average AUM for the year ended December 31, 2008 decreasing $8 billion, or 6%, as compared to the average AUM in 2007. International, Global and U.S. equities represented 28%, 35% and 14% of total AUM at December 31, 2008, respectively, versus 36%, 34% and 15% of total AUM at December 31, 2007, respectively.

Total AUM at December 31, 2007 increased $31 billion, or 28%, over that at December 31, 2006, with average AUM increasing 34% versus 2006 average AUM. International, Global and U.S. equities represented 36%, 34% and 15% of total AUM at December 31, 2007, respectively, as compared to 47%, 24% and 12% of total AUM at December 31, 2006, respectively.

As of both December 31, 2008 and 2007, approximately 85% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and 15% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

The following is a summary of changes in AUM for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
	($ in millions)
AUM—Beginning of Year	$141,413	$110,437	$88,234
Net Flows(a)	1,371	16,745	2,756
Market and Foreign Exchange Appreciation (Depreciation)	(51,675)	14,231	19,447

AUM—End of Year	$91,109	$141,413	$110,437

(a)	Includes inflows of $25,923, $42,031 and $23,272 and outflows of $24,552, $25,286 and $20,516 for the years ended December 31, 2008, 2007 and 2006, respectively.

Inflows during the year ended December 31, 2008 occurred across all products (principally Global Equities, International Equities, European and International Fixed Income and Alternative Investment products) due to contributions to existing accounts as well as new accounts gained. The majority of the inflows occurred in the first half of 2008 as investors in the second half of the year delayed funding new mandates or increasing funding of existing mandates. Outflows occurred relatively evenly throughout the year also across all products due to withdrawals from existing accounts and, to a lesser degree, accounts lost.

Consistent with the industry as a whole, we experienced significant market depreciation in 2008, including the impact of the strengthening U.S. dollar versus foreign currencies particularly in the second half of 2008, with these factors being the principal contributors to the decrease in AUM. As of December 31, 2008, funds denominated in foreign currencies represented approximately 50% of total AUM. Foreign denominated AUM declines in value with the strengthening of the U.S. dollar and increases in value as the U.S. dollar weakens. Equity products experienced the most significant decrease, with International and Global Equity products experiencing market depreciation of approximately 40% and U.S. Equity experiencing market depreciation of approximately 30%. Such decreases were generally consistent with global market indices as described above.

Inflows during the year ended December 31, 2007 occurred principally in Global Equity, U.S. Equity and European and International Fixed Income products due to new accounts gained, with the majority of inflows occurring in the first half of the year. Outflows during 2007 occurred primarily in International Equities, European and International Fixed Income and Alternative Investment products primarily due to accounts lost, with the majority of outflows occurring in the second half of the year.

During 2007, combined market appreciation and the weakening of the U.S. dollar versus foreign currencies were also significant factors contributing to the increase in AUM. As of December 31, 2007, funds denominated in foreign currencies represented approximately 50% of total AUM. Consistent with the global equity and foreign currency markets, equity products experienced the most significant growth, with International and Global Equity products experiencing appreciation of approximately 16%.

As of February 20, 2009, AUM was $79.4 billion, an $11.7 billion decrease since December 31, 2008. The change in AUM since December 31, 2008 was due to market depreciation of $10.4 billion and net outflows of $1.3 billion. Market depreciation since December 31, 2008 was approximately 11% of AUM at December 31, 2008, which was slightly better than the decline in global market indices during that period.

The following table summarizes the operating results of the Asset Management segment for the years ended December 31, 2008, 2007 and 2006. Operating results for the year ended December 31, 2008 are shown before and after the charge related to the LAM Merger in the third quarter of 2008.

	Year Ended December 31, 2008			Year Ended December 31, 2007	Year Ended December 31, 2006
	As Reported	Impact of LAM Merger (a)	Excluding LAM Merger (b)
	($ in thousands)
Management Fees	$568,436		$568,436	$595,725	$450,323
Incentive Fees	34,961		34,961	67,032	59,371
Other Income	24,732		24,732	56,859	38,404

Sub-total	628,129		628,129	719,616	548,098
LAM GP-Related Revenue (Loss)	(13,348)		(13,348)	5,135	5,114

Net Revenue	614,781		614,781	724,751	553,212
Operating Expenses (c)	678,170	$197,550	480,620	539,800	418,022

Operating Income (Loss)	(63,389)	(197,550)	134,161	184,951	135,190
Add (Deduct):
LAM GP-Related (Revenue) Loss	13,348		13,348	(5,135)	(5,114)
Amortization of Intangible Assets	1,126		1,126	—	—

Operating Income (Loss), after adjusting for the items set forth above	$(48,915)	$(197,550)	$148,635	$179,816	130,076

Operating Income, as a Percentage of Net Revenue	(10)%		22%	26%	24%

Operating Income, as a Percentage of Net Revenue, each excluding LAM GP-Related (Revenue) Loss (d) and Amortization of Intangible Assets	(8)%		24%	25%	24%

(a)	Represents the third quarter 2008 impact of LAM Merger. See Note 4 of Notes to Consolidated Financial Statements for information regarding the LAM Merger.
(b)	A non-GAAP measure which management believes provides the most meaningful comparison between historical, present and future periods.
(c)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(d)	Management also evaluates the results of Asset Management based on operating income excluding the LAM GP-related revenue (loss) since such LAM GP-related amounts are directly offset by a charge (credit) to minority interest which is not a charge (credit) to operating income.

	As of December 31,
	2008	2007	2006
Headcount(a):
Managing Directors	56	48	43
Limited Managing Directors	1	3	2
Other Employees:
Business segment professionals	327	334	293
All other professionals and support staff functions	301	372	348

Total	685	757	686

(a)	Excludes headcount related to indirect support functions, with such headcount being included in the Corporate segment.

Our top ten clients accounted for 25%, 27% and 25% of our total AUM at December 31, 2008, 2007 and 2006, respectively, and there were no individual clients that constituted more than 10% of our Asset Management segment net revenue during any of the years ended December 31, 2008, 2007 and 2006.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms:

	Year Ended December 31,
	2008	2007	2006
United States	52%	54%	58%
Europe	37	37	35
Rest of World	11	9	7

Total	100%	100%	100%

Asset Management Results of Operations

As reflected in the table of operating results of the Asset Management segment above, the LAM Merger in the third quarter of 2008 had a significant impact on the segment’s operating results in 2008. Lazard management believes that comparisons between years are most meaningful after excluding the impact of the LAM Merger.

Year Ended December 31, 2008 versus December 31, 2007

Asset Management net revenue in 2008 declined $110 million, or 15%, as compared to 2007. Management fees for 2008 decreased $27 million, or 5%, versus 2007 driven by a 6% decrease in average AUM due largely to market depreciation primarily during the second half of 2008 as well as the impact of a change in the mix of investment products and levels of management fees on certain products. Incentive fees decreased $32 million, or 48%, for 2008 as compared to 2007 with the decrease principally in alternative investment strategies. Other income decreased $51 million, or 82%, as compared to 2007 principally as a result of lower LAM GP-related revenue, other investment losses and foreign currency transaction losses.

Operating expenses for 2008 increased by $138 million, approximately $198 million of which related to the LAM Merger in the third quarter of 2008, with a remaining decrease of $59 million, or 11%, versus 2007, due principally to decreased compensation related to lower operating revenue, partially offset by increases in outsourced services as a result of LAM outsourcing a portion of its operations, business development expenses for travel and market related data as well as for amortization of an increased amount of RSUs granted.

Including the $198 million pre-tax charge relating to the LAM Merger in the third quarter of 2008, Asset Management had an operating loss of $63 million for the year ended December 31, 2008, a decline of $248 million as compared to operating income of $185 million in 2007. Excluding the impact of the LAM Merger, the Company had operating income in 2008 of $134 million, a decline of $51 million, or 27%, as compared to 2007, with operating income as a percentage of segment net revenue being 22% for 2008 as compared to 26% for 2007. Excluding the impact of the LAM Merger, LAM GP-related revenue (loss) and amortization of intangible assets, operating income in 2008 was $149 million, or 24% of segment net revenue excluding such items, as compared to $180 million, or 25%, for 2007.

Year Ended December 31, 2007 versus December 31, 2006

Asset Management net revenue increased $172 million, or 31%, versus 2006. Management fees for 2007 increased $145 million, or 32%, versus 2006 driven by a 34% increase in average AUM. However, the impact of a change in the mix of investment products resulted in a slightly lower percentage growth rate in management fees versus the growth rate of average AUM. Incentive fees earned for 2007 were $8 million higher than the amount recorded for 2006, with the increase driven principally from traditional long-only investment strategies. Other income increased $18 million, or 42%, versus 2006 principally as a result of higher net interest income on customer deposits and higher average cash balances and increased commissions on client transactions.

Operating expenses for 2007 increased $122 million, or 29%, as compared to 2006, principally due to increased incentive compensation resulting from operating revenue growth, amortization of an increased amount of RSUs granted, and additional compensation related to strategic headcount growth, as well as higher costs for occupancy, fund administration and servicing associated with the growth in AUM and other business development activities, including recruiting.

Asset Management operating income grew $50 million, or 37%, in 2007 as compared to the prior year. Operating income as a percentage of segment net revenue was 26% for 2007 versus 24% for 2006 with the increase in the ratio due to higher net revenue.

Corporate

The following table summarizes the results of the Corporate segment:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)
Interest Income	$ 63,692	$ 68,905	$ 30,092
Interest Expense	(138,107)	(136,597)	(98,730)

Net Interest (Expense)	(74,415)	(67,692)	(68,638)
Other Revenue	(6,072)	20,453	35,644

Net Revenue (Expense)	(80,487)	(47,239)	(32,994)
Operating Expenses (a)	56,927	38,889	26,173

Operating Loss	$(137,414)	$(86,128)	$(59,167)

	As of December 31,
	2008	2007	2006

Headcount (b):
Managing Directors	8	8	8
Limited Managing Directors	—	—	1
Other Employees:
Business segment professionals	8	9	8
All other professionals and support staff	640	633	640

Total	656	650	657

(a)	Includes, in the year ended December 31, 2008, non-compensation-related transaction costs of $2 million relating to the LAM Merger.
(b)	Includes headcount related to support functions.

Corporate Results of Operations

Year Ended December 31, 2008 versus December 31, 2007

Net interest expense in the year ended December 31, 2008 increased $7 million, or 10%, as compared to 2007. Lower interest income was the principal contributing factor to the decline, due to lower average cash balances and a lower interest rate environment. Average cash decreased as a result of the share repurchases of Lazard Ltd’s Class A common stock as well as the repurchase of a portion of the Company’s outstanding 6.85% and 7.125% senior notes. Interest expense increased principally as a result of the June, 2007 issuance of the aforementioned 6.85% senior notes, partially offset by the reduction in interest expense related to the Company’s May, 2008 purchase of $437 million aggregate principal amount of its 6.12% senior notes in connection with the remarketing of such notes and by the repayment of certain senior and subordinated notes in June, 2007.

Other revenue declined $27 million in the year ended December 31, 2008, as compared to 2007, due to the extraordinary disruption and volatility in the equity and credit markets during 2008 which adversely impacted investment income. The decline in other revenue as compared to 2007 reflects a $60 million decrease in investment income due to losses and markdowns in the first quarter of 2008 of our bank’s corporate debt portfolio held as an integral part of its asset-liability management program, net unrealized losses in the Company’s investment in corporate equities to seed new Asset Management products, and a $12 million write-down of private equity investments (primarily in the fourth quarter of 2008), partially offset by a $20 million gain from the repurchase of a portion of the Company’s senior notes and $24 million in gains from foreign currency transactions. Other revenue in 2007 included $14 million of unrealized gains on private equity investments and a $9 million gain in connection with the Company’s share in the net proceeds related to the sale of a portion of LFCM Holdings’ ownership interest in PG&C (see Note 20 of Notes to Consolidated Financial Statements.)

Operating expenses for 2008 increased by $18 million compared to 2007, including the $2 million non-compensation charge relating to the LAM Merger in the third quarter of 2008, and increases in other operating expenses in 2008 of $16 million, or 41%, as compared to 2007. The increase in operating expenses in 2008 was principally due to a provision of $12 million for losses from counterparty defaults primarily relating to the bankruptcy of one of our prime brokers and in professional fees for legal expenses related to various corporate activities during 2008. Decreases in compensation and benefits resulting from lower operating revenue were offset by increases in various other expense categories.

Year Ended December 31, 2007 versus December 31, 2006

Net interest expense in 2007 was slightly lower than 2006. During 2007, interest income increased from higher average cash balances, principally as a result of the proceeds from the December, 2006 primary public offering of Class A Common Stock and the June, 2007 issuance of $600 million principal amount of 6.85% senior notes, which was offset by incremental interest expense related to the aforementioned senior notes issuance.

Other revenue declined $15 million, or 43%, in 2007 as compared to 2006, principally due to lower investment income of $13 million, principally the result of the widening of credit spreads due to sub-prime concerns in the debt markets and volatility in the equity markets during the fourth quarter of 2007, which resulted in mark-downs in our bank’s portfolio of corporate debt securities and other temporary Corporate investments in equities, partially offset by increases in foreign currency transaction gains. In addition, the Company recorded $14 million of unrealized gains on private equity investments and a $9 million gain in connection with its share in the net proceeds related to the sale of a portion of LFCM Holdings’ ownership interest in PG&C in 2007 (see Note 20 of Notes to Consolidated Financial Statements), while 2006 included a $14 million gain recognized as a result of the termination of the strategic alliance with Intesa in 2006.

Operating expenses in 2007 increased $13 million, or 49%, as compared to 2006 due primarily to an increase in the provision pursuant to the tax receivable agreement with LFCM Holdings of $11 million (see Note 19 of Notes to Consolidated Financial Statements) and, to a lesser extent, increased compensation, as a result of higher consolidated operating revenue and amortization of an increased amount of RSUs in 2007.

Cash Flows

The Company’s cash flows are influenced by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to shareholders and payments of incentive compensation to managing directors and employees. M&A, Strategic Advisory and Asset Management fees are generally collected within 60 days of billing, while restructuring fee collections may extend beyond 60 days, particularly those that involve bankruptcies with court-ordered holdbacks. Fees from our private fund advisory activities are generally collected over a four-year period from billing and typically include an interest component.

Lazard Group traditionally pays a significant portion of its incentive compensation during the first four months of each calendar year with respect to the prior year’s results.

Summary of Cash Flows:

	Year Ended December 31,
	2008	2007
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$3.1	$155.0
Noncash charges (a)	281.4	315.4
Other operating activities (b)	221.4	(398.7)

Net cash provided by operating activities	505.9	71.7
Investing activities (c)	(151.9)	(222.8)
Financing activities (d)	(437.0)	243.2
Effect of exchange rate changes	(63.1)	(5.8)

Net Increase (Decrease) in Cash and Cash Equivalents	(146.1)	86.3
Cash and Cash Equivalents:
Beginning of Year	1,055.8	969.5

End of Year	$909.7	$1,055.8

(a)	Consists of the following:

Depreciation and amortization of property	$20.8	$16.7
Amortization of deferred expenses, stock units and interest rate hedge	246.9	111.0
Deferred tax benefit	(31.7)	(16.4)
Amortization of intangible assets related to acquisitions	4.6	21.5
Minority interest in net income (loss)	(3.4)	182.6
Non-cash portion of charge related to LAM Merger	64.5	—
Gain on extinguishment of debt	(20.3)	—

	$281.4	$315.4

(b)	Includes net changes in operating assets and liabilities relating to increases and decreases between years in both the “deposits and other payables” and “receivables-net” captions on the Statements of Cash Flows and relate primarily to activities of LFB. Included within the “receivables-net” caption on the Statements of Cash Flows are amounts related to LFB’s short-term inter-bank deposits, which represent substantially all of the separately identified amount recorded as “receivables—net: banks” on the Company’s Statements of Financial Condition. The level of these inter-bank deposits is primarily driven by the level of LFB customer-related interest-bearing time and demand deposits and short-term inter-bank deposits held at LFB, which can fluctuate significantly on a daily basis. As the amount of deposits change, there is generally a corresponding, but indirect, impact on the level of short-term inter-bank deposits.
(c)	Principally relates to the acquisition of our equity method investment in Sapphire Industrials Corp. (“Sapphire”) (see Note 15 of Notes to Consolidated Financial Statements), purchases of “available-for-sale” securities by LFB and our equity method investment in Merchant Bankers Asociados.

(d)	Primarily includes distributions to minority interest holders, Class A common stock dividends, repurchases of common membership interests from LAZ-MD Holdings and shares of Class A common stock and activity related to borrowings, including, in 2008, the Company’s purchase of $437 million aggregate principal amount of its 6.12% senior notes in connection with the remarketing of the notes and the concurrent settlement of the purchase contract component of the equity security units (“ESUs”), which resulted in Lazard Ltd issuing 14,582,750 shares of Class A common stock for aggregate proceeds of $438 million, as well as the repurchase in 2008 of a portion of the Company’s outstanding 6.85% and 7.125% senior notes, and, in 2007, the issuance of $600 million principal amount of 6.85% senior notes.

Liquidity and Capital Resources

The Company’s liquidity and capital resources are derived from operating activities, financing agreements and equity offerings.

Operating Activities

Net revenue, operating income and cash receipts fluctuate significantly between quarters. In the case of Financial Advisory, fee receipts are principally dependent upon the successful completion of client transactions, the occurrence and timing of which is irregular and not subject to Lazard’s control. In the case of Asset Management, incentive fees earned on AUM are generally not earned until the end of the applicable measurement period, which is generally the fourth quarter of Lazard’s fiscal year, with the respective receivable collected in the first quarter of the following year.

Liquidity is significantly impacted by incentive compensation payments, a significant portion of which historically have been made during the first four months of the year. As a consequence, cash on hand generally declines in the beginning of the year and gradually builds over the remainder of the year. We also pay certain tax advances during the year on behalf of our managing directors, which serve to reduce their respective incentive compensation payments. We expect this seasonal pattern of cash flow to continue. In addition, a portion of the February, 2009 incentive compensation awards contains a deferred cash component, which is payable over the four-year period ending February, 2013, subject to the employee meeting applicable vesting requirements (see Note 16 of Notes to Consolidated Financial Statements).

Lazard’s consolidated financial statements are presented in U.S. dollars. Many of Lazard’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at the respective balance sheet date exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency are reported as a component of members’/stockholders’ equity (deficiency). Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of operations.

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. At December 31, 2008, Lazard had approximately $1 billion of cash and liquid securities, including $71 million of temporary seed investments in marketable equity securities and public and private asset management funds. We maintain lines of credit in excess of anticipated liquidity requirements. As of December 31, 2008, Lazard had approximately $229 million in unused lines of credit available to it, including $57 million of unused lines of credit available to LFB.

Financing

Over the past several years, Lazard has entered into several financing agreements designed to strengthen both its capital base and liquidity. Each of these agreements is discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-K. The table below sets forth our corporate indebtedness as of December 31, 2008 and 2007.

	Maturity Date	As of December 31,		Increase (Decrease)
		2008	2007
		($ in millions)
Senior Debt:
7.125%(a)	2015	$538.5	$550.0	$(11.5)
6.85%(a)	2017	549.3	600.0	(50.7)
6.12%(b)	2008	—	437.5	(437.5)
Subordinated Debt:
3.25%(c)	2016	150.0	150.0	—

Total Senior and Subordinated Debt		$1,237.8	$1,737.5	$(499.7)

(a)	During the fourth quarter of 2008, the Company repurchased $50.7 million and $11.5 million principal amounts of its 6.85% and 7.125% senior notes due in 2017 and 2015, respectively, and recognized an aggregate gain of $20.3 million in “revenue-other”.
(b)	In connection with the remarketing under the terms of the ESUs, on May 15, 2008 (i) the stated maturity of the 6.12% Senior Notes was reset to May 15, 2010, (ii) the interest rate on the 6.12% Senior Notes was reset to 4.00% per annum, and (iii) $437.5 million aggregate principal amount of the 6.12% Senior Notes were purchased by Lazard Group.
(c)	Convertible into shares of Class A common stock at an effective conversion price of $57 per share. One third in principal amount became convertible on and after July 1, 2008, and an additional one third in principal amount will be convertible on and after July 1, 2009 and on and after July 1, 2010, with no principal amounts convertible after June 30, 2011.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, along with the use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months and beyond. Also, we intend to maintain lines of credit that can be utilized should the need arise. These credit lines include a $150 million senior revolving credit facility with a group of lenders that expires in May, 2010 (the “Credit Facility”).

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is owing to the lending bank group, the Credit Facility includes financial condition covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period then ended, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.87 to 1.00 and its Consolidated Interest Coverage Ratio being 11.60 to 1.00. Notwithstanding such compliance, no amounts were outstanding under the Credit Facility as of December 31, 2008.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes, as well as its Amended $150 Million Subordinated Convertible Note, contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At December 31, 2008, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Notes 9 and 14 of Notes to Consolidated Financial Statements for additional information regarding senior and subordinated debt.

Stockholders’ Equity

At December 31, 2008, total stockholders’ equity was $251 million as compared to $70 million at December 31, 2007. The increase in stockholder’s equity of $181 million was principally due to the issuance on May 15, 2008 of 14,582,750 shares of Lazard Ltd Class A common stock in connection with the settlement of the

$438 million of purchase contracts forming part of the ESUs (see Note 14 of Notes to Consolidated Financial Statements) and the current year amortization of RSUs and DSUs amounting to $236 million, partially offset by Lazard Group’s purchases of $280 million of common membership interests from certain members of LAZ-MD Holdings and Class A Common stock and a net reduction in AOCI of $132 million. The net reduction in AOCI is due primarily to (i) net negative foreign currency translation adjustments of $152 million and (ii) net markdowns of $41 million related to securities designated as available-for-sale, partially offset by credits of $16 million related to employee benefit plans and amortization of the interest rate hedge and $46 million for the portion of such amounts allocated to the minority interest of LAZ-MD Holdings.

At December 31, 2007, total stockholders’ equity was $70 million as compared to a stockholders’ deficiency of $254 million at December 31, 2006. The increase in stockholders’ equity of $324 million was principally due to net income of $155 million, AOCI increases of $20 million (principally due to positive foreign currency translation adjustments), amortization of RSUs and DSUs amounting to $106 million and $54 million related to issuance of Lazard Ltd’s preferred and Class A common stock in connection with acquisitions and related amortization, partially offset by purchases of common membership interests from LAZ-MD Holdings and Class A common stock of $90 million.

During the fourth quarter of 2008, the Company repurchased 2.57 million shares of Class A common stock for an aggregate cost of $67.7 million, resulting in its remaining share repurchase authorization at December 31, 2008 being $126.3 million (see Note 16 of Notes to Consolidated Financial Statements for information regarding the share repurchase program).

On December 6, 2006, Lazard Ltd sold 8,050,400 shares of its Class A common stock in a primary offering (the “2006 Primary Offering”) at $45.42 per share. The offering provided the Company with net proceeds of approximately $349 million, after the underwriters’ discount and other expenses.

On December 6, 2006 and September 3, 2008, certain current and former managing directors of Lazard and their permitted transferees (the “2006 Selling Shareholders” and “2008 Selling Shareholders,” respectively) sold 6,000,000 shares and 7,158,579 shares, respectively, of Class A common stock to the public (the “2006 Secondary Offering” and the “2008 Secondary Offering”). In addition, the 2008 Selling Shareholders sold 715,858 Class A common shares to Lazard Group for $25 million, representing the same price per share, net of the applicable underwriters’ discount, as for the shares sold to the public. The 6,000,000 shares sold in the 2006 Secondary Offering were newly-issued Class A shares as a result of the 2006 Selling Shareholders exchanging an equivalent amount of their common membership interests in Lazard Group (received in exchange for their membership interests in LAZ-MD Holdings) for newly-issued shares of Class A common stock. In the aggregate, the 2008 Selling Shareholders sold a total of 7,874,437 shares of Class A common stock (including 1,472,906 shares of Class A common stock previously exchanged for LAZ-MD Holdings exchangeable interests and 6,401,531 shares of Class A common stock exchanged for LAZ-MD Holdings interests concurrently with the 2008 Secondary Offering).

See Note 16 of Notes to Financial Statements for additional information regarding the 2006 Primary Offering, and the 2006 and 2008 Secondary Offerings.

In addition to the exchanges that occurred in connection with the 2008 Secondary Offering, on May 12, 2008, August 7, 2008 and November 7, 2008, Lazard Ltd issued 2,321,909, 323,137 and 265,611 shares of Class A common stock, respectively, in connection with the exchange of a like number of common membership interests of Lazard Group (received in exchange for their membership interests in LAZ-MD Holdings).

Lazard Ltd did not receive any proceeds from the sale of common stock in the 2006 and 2008 Secondary Offerings or the above-mentioned exchanges of shares in 2006 and 2008.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to affiliates. See Note 21 of Notes to Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see “Item 1-Business—Regulation” included in this Form 10-K.

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of December 31, 2008:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior and Subordinated Debt (including interest) (a)	$1,847,857	$80,805	$161,610	$161,610	$1,443,832
Operating Leases (exclusive of $45,062 of sublease income) (b)	440,123	67,651	110,517	64,923	197,032
LAM Merger cash consideration (c)	93,163	2,815	90,348
Capital Leases (including interest) (b)	35,140	4,942	6,900	6,102	17,196
Private Equity Funding Commitments (b): LAI-managed funds (b)	20,735	11,221	9,514	—	—
Other	3,645	2,814	803	—	28

Total (d)	$2,440,663	$170,248	$379,692	$232,635	$1,658,088

(a)	See Note 14 of Notes to Consolidated Financial Statements.
(b)	See Note 15 of Notes to Consolidated Financial Statements.
(c)	See Note 4 of Notes to Consolidated Financial Statements.
(d)	The table above excludes contingent obligations and any possible payments for uncertain tax positions given the inability to estimate the timing of the latter payments. See Notes 15, 18 and 19 of Notes to Consolidated Financial Statements regarding information in connection with commitments, employee benefit plans and Lazard’s uncertain tax positions. In addition, the table above excludes payment of the deferred cash component of the incentive awards granted in February, 2009, which are payable over the four year period ending February, 2013 and are subject to the employee meeting the applicable vesting requirements (see Note 16 of Notes to Consolidated Financial Statements).

Effect of Inflation

We do not believe inflation will significantly affect our compensation costs as they are substantially variable in nature. However, the rate of inflation may affect certain of our other expenses, such as information technology and occupancy costs. To the extent inflation results in rising interest rates and has other effects upon the securities markets, it may adversely affect our financial position and results of operations by reducing AUM, net revenue or otherwise. See “Risk Factors—Other Business Risks—Difficult market conditions can adversely affect our business in many ways, including by reducing the volume of transactions involving our Financial Advisory business and reducing the value or performance of the assets we manage in our Asset Management business, which, in each case, could materially reduce our revenue or income and adversely affect our financial position.”

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of Lazard’s consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Lazard evaluates its estimates, including those related to revenue recognition, compensation liabilities, income taxes, investing activities and goodwill. Lazard bases these estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

The Company also earns performance-based incentive fees on various investment products, including alternative investment funds such as hedge funds, private equity funds and traditional investment strategies. Incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks. Incentive fees on private equity funds also may be earned in the form of a carried interest if profits from investments exceed a specified threshold. These incentive fees are recorded when realized and are paid at the end of the measurement period. Incentive fees on hedge funds generally are subject to loss carry-forward provisions in which losses incurred by the funds in any year are applied against certain future period net appreciation before any incentive fees can be earned.

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

If, in Lazard’s judgment, collection of a fee is not probable, Lazard will not recognize revenue until the uncertainty is removed. We maintain an allowance for bad debts to provide coverage for estimated losses from our fee and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where we determine the receivables are impaired, which may include situations where a fee is in dispute or litigation has commenced.

With respect to fees receivable from Financial Advisory activities, such receivables are generally deemed past due when they are outstanding 60 days from the date of invoice. However, some Financial Advisory transactions include specific contractual payment terms that may vary from one month to four years (as is the case for our Private Fund Advisory fees) following the invoice date or may be subject to court approval (as is the case with restructuring assignments that include bankruptcy proceedings). In such cases, receivables are deemed past due when payment is not received by the agreed-upon contractual date or the court approval date, respectively. Financial Advisory fee receivables past due in excess of 180 days are fully provided for unless there is evidence that the balance is collectible. Asset Management fees are deemed past due and fully provided for when such receivables are outstanding 12 months after the invoice date. Notwithstanding our policy for receivables past due, we specifically reserve against exposures relating to Financial Advisory and Asset Management fees where we determine receivables are impaired.

At December 31, 2008 and 2007, the Company had approximately $18 million and $25 million, respectively, of receivables past due, and its allowance for doubtful accounts was $16 million and $13 million, respectively.

Income Taxes

As part of the process of preparing its consolidated financial statements, Lazard is required to estimate its income taxes in each of the jurisdictions in which it operates. This process requires Lazard to estimate its actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains or losses on investments and depreciation. These temporary differences result in deferred tax assets and liabilities, which are included within Lazard’s consolidated statements of financial condition. Significant management judgment is required in determining Lazard’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. At December 31, 2008, the Company recorded deferred tax assets of approximately $606 million, with such amount partially offset by a valuation allowance of approximately $534 million due to the uncertainty of realizing the benefits of the book versus tax basis differences and certain net operating loss carry-forwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, valuation allowances are established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by the Company in making this assessment. If actual results differ from these estimates or Lazard adjusts these estimates in future periods, Lazard may need to adjust its valuation allowance, which could materially impact Lazard’s consolidated financial position and results of operations.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) which clarifies the more likely than not criteria included in FASB Statement No. 109, “Accounting for Income Taxes,” that must be met prior to recognition of the financial statement benefit of a tax position taken or expected to be taken in a tax return. FIN No. 48 also requires the recognition of a liability for differences between tax positions taken in a tax return and amounts recognized in the financial statements. Management applies the more likely than not criteria included in FIN No. 48 when estimating its income taxes in each of the jurisdictions in which it operates. See Note 19 of Notes to Consolidated Financial Statements herein regarding the adoption of FIN No. 48.

Tax contingencies can involve complex issues and may require an extended period of time to resolve. Changes in the geographic mix or estimated level of annual pre-tax income can affect Lazard’s overall effective tax rate. Significant management judgment is required in determining Lazard’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. Furthermore, Lazard’s interpretation of complex tax laws may impact its recognition and measurement of current and deferred income taxes.

Investments

Investments consist principally of debt securities, equities, interests in LAM alternative asset management funds and other private equity investments.

These investments are carried at fair value on the consolidated statements of financial condition, with any increases or decreases in fair value reflected (i) in earnings, to the extent held by our broker-dealer subsidiaries or when designated as “trading” securities under SFAS No. 115, within our non broker-dealer subsidiaries, and (ii) in AOCI, to the extent designated as “available-for-sale” securities under SFAS No. 115 until such time they are realized and reclassified to earnings. Any declines in the fair value of “available-for-sale” securities that are determined to be other than temporary are charged to earnings.

Gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income or AOCI. As described in Note 6 of Notes to Consolidated Financial Statements, effective July 1, 2008, as permitted under SFAS No. 115, certain debt securities held by our bank in France, which were previously designated as “trading” securities, were re-designated as “available-for-sale” securities.

Debt securities are primarily investments held by our bank in France, which typically holds them long-term as part of its asset-liability management program. Such securities primarily consist of fixed and floating rate European corporate bonds and French government debt securities. At December 31, 2008, of the $333 million of debt securities, 37%, 26%, 15%, 11% and 11% of such debt securities were invested in the financial, industrial, consumer, government and other sectors, respectively. At December 31, 2007, of the $585 million of debt securities, 35%, 26%, 16%, 9% and 14% of such debt securities were invested in the financial, consumer, industrial, government and other sectors, respectively.

Equities principally represent the Company’s investments in marketable equity securities of large, mid and small-cap domestic, international and global companies to seed new Asset Management products and includes investments in public and private asset management funds managed both by LAM and third party asset managers. At December 31, 2008, of the $71 million in equities, 53% represents the Company’s investment in marketable equity securities, of which 32%, 24%, 10%, 7% and 27% were invested in the consumer, financial, industrial, communications and other sectors, respectively. At December 31, 2007, of the $334 million in equities, 64% represents the Company’s investment in marketable equity securities of which 30%, 18%, 11%, 10% and 31% were invested in the financial, consumer, industrial, communications and other sectors, respectively. At December 31, 2008 and 2007, asset management fund investments represent the remaining 47% and 36% of total equities, respectively. The Company’s asset management fund investments are diversified and may incorporate particular strategies; however, there are no investments in funds with single sector specific strategies.

Interests in LAM alternative asset management funds principally represent GP interests in LAM-managed hedge funds. The fair value of such interests reflects the pro rata value of the ownership of the underlying securities in the funds. Such funds are broadly diversified and may incorporate particular strategies; however, there are no investments in funds with a single sector specific strategy. Approximately $21 million and $51 million at December 31, 2008 and 2007, respectively, of the GP interests represent interests held directly by certain of our LAM managing directors or employees of the Company, and, as such, are deemed to be controlled by, and therefore consolidated by, the Company. Since the Company has no economic interest in such GP investments, the fair value is included in “minority interest” on our consolidated statements of financial condition.

Private equity investments, which represent approximately 2.9% and 1.9% of total assets at December 31, 2008 and 2007, respectively, are comprised of investments in private equity funds and direct private equity interests. Private equity investments primarily include (i) a mezzanine fund, which invests in small and mid-cap buy-out funds and small to mid-cap European companies; (ii) Corporate Partners II Limited, a private equity fund targeting significant minority-stake investments in established public and private companies; and (iii) Lazard Senior Housing Partners LP, which acquires companies and assets in the senior housing, extended-stay hotel and shopping center sectors.

Investments in debt, equities and other investments at December 31, 2008 and 2007 aggregated $620 million and $1.089 billion, respectively. The decrease of $469 million in 2008 includes net investment losses of $139 million, of which $77 million and $62 million are reflected in “revenue-other” and AOCI, respectively. The remaining decrease primarily relates to net sales of debt and equity securities and foreign currency translation adjustments, partially offset by an increase in our equity method investments.

Investments in debt, equities and other investments at December 31, 2007 and 2006 aggregated $1.089 billion and $679 million, respectively. The increase of $410 million in 2007 includes net investment gains of $15 million, of which net investment gains of $16 million is reflected in “revenue-other” and net investment losses of $1 million is reflected in AOCI. The remaining increase primarily relates to net purchases of equity securities and other investments, as well as foreign currency translation adjustments.

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements about fair value measurements. Pursuant to SFAS No. 157, Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

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

Principally all of the Company’s investments in corporate bonds are considered Level 2 investments with such fair value based on observable data, principally broker quotes as provided by external pricing services.

The fair value of our equities is principally classified as Level 1 or Level 2 as follows: marketable equity securities are classified as Level 1 and are valued based on the last trade price on the primary exchange for that security; public asset management funds are classified as Level 1 and are valued based on the reported closing price for the fund; and investments in private asset management funds are classified as Level 2 and are primarily valued based on information provided by fund managers and secondarily, from external pricing services to the extent managed by LAM.

The fair value of our interests in LAM alternative asset management funds is classified as Level 2 and is based on information provided by external pricing services.

The fair value of our private equity investments is classified as Level 3 and is based on financial statements provided by fund managers, appraisals and internal valuations.

Where information reported is based on broker quotes, the Company generally obtains one quote/price per instrument. In some cases, quotes related to corporate bonds obtained through external pricing services represent the average of several broker quotes.

Where information reported is based on data received from fund managers or from external pricing services, the Company reviews such information to ascertain at which level within the fair value hierarchy to classify the investment.

For additional information regarding risks associated with our investments, see “Risk Management—Market and Credit Risks.”

See Note 6 of Notes to Consolidated Financial Statements for additional information regarding investments and certain other assets and liabilities measured at fair value, including the levels of fair value within which such measurements of fair value fall, pursuant to the disclosure requirements of SFAS No. 157.

Assets Under Management

AUM managed by LAM and LFG, which represents substantially all of the Company’s total AUM, principally consist of debt and equity instruments whose value is readily available based on quoted prices on a recognized exchange or by a broker.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill has an indefinite life and is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, Lazard makes estimates and assumptions in order to determine the fair value of its assets and liabilities and to project future earnings using various valuation techniques. Lazard’s assumptions and estimates are used in projecting future earnings as part of the valuation, and actual results could differ from those estimates. See Notes 2 and 12 of Notes to Consolidated Financial Statements for additional information regarding goodwill.

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

Lazard is involved with various entities in the normal course of business that are VIEs and holds variable interests in such VIEs. Transactions associated with these entities primarily include investment management, real estate and private equity investments. Those VIEs for which Lazard was determined to be the primary beneficiary were consolidated in accordance with FIN 46R, “Consolidation of Variable Interest Entities”. Those VIEs included company-sponsored venture capital investment vehicles established in connection with Lazard’s compensation plans. In connection with the separation, Lazard Group transferred its general partnership interests in those VIEs to a subsidiary of LFCM Holdings. Lazard Group has determined that it is no longer the primary beneficiary with respect to those VIEs and, as a result, the Company no longer consolidates such VIEs.

Risk Management

The Company encounters risk in the normal course of business and therefore we have designed risk management processes to help manage and monitor such risks considering both the nature of our business and our operating model. The Company is subject to varying degrees of credit, market, operational and liquidity risks (see “—Liquidity and Capital Resources”) and monitors these risks at both an entity and on a consolidated basis. Management within each of Lazard’s operating locations are principally responsible for managing the risks within its respective businesses on a day-to-day basis.

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

At December 31, 2008, $433 million, or 81%, of the approximate $537 million of investments (net of securities sold, not yet purchased of $7 million classified as “other liabilities”), represented investments in debt securities held by LFB and Corporate investments in equities that principally represent investments in marketable equity securities to seed new Asset Management products and investments in public and private asset management funds managed both by LAM and third party managers as well as general partnership interests in LAM-managed alternative asset management funds, and are therefore subject to market risks. These investment portfolios are monitored daily by management. Included in the amount above was $333 million of debt securities (representing approximately 77% of investments subject to market risk), substantially all of which were in LFB’s portfolio, consisting primarily of corporate bonds (92% of which carried investment grade ratings at December 31, 2008 and are accounted for as available-for-sale securities), and secondarily, French government securities. These securities are held long-term, as part of LFB’s asset-liability management program. At December 31, 2008, there is approximately $62 million of pre-tax unrealized losses included in AOCI related to our bank’s investments in corporate bonds (net of interest rate swaps).

At December 31, 2007, $941 million, or 88%, of the $1,067 million of investments (net of securities sold not yet purchased of $22 million) represented investments in debt securities held by LFB and Corporate investments in equities that principally represent investments in marketable equity securities to seed new Asset Management products and investments in public and private asset management funds managed both by LAM and third party managers as well as general partnership interests in LAM-managed funds, and are therefore subject to market risks. Included in this amount was $585 million of debt securities (representing approximately 62% of investments subject to market risk), substantially all of which were in LFB’s portfolio, consisting primarily of corporate bonds (84% of which held investment grade ratings at December 31, 2007) and, secondarily, French government securities. At December 31, 2007, there was approximately $1 million of pre-tax unrealized losses included in AOCI related to our bank’s investments in corporate bonds.

The remaining 19% and 12% of the investments at December 31, 2008 and 2007, respectively, represent (i) private equity and equity method investments that are generally not subject to short-term market fluctuations and (ii) general partnership interests in LAM alternative asset management funds held directly by certain of our managing directors and employees but which are deemed to be controlled by, and therefore consolidated by, the Company. As discussed previously, the Company has no economic interest, and therefore no risk with respect to these latter investments, and the associated risk remains with the minority interest holders.

For additional information regarding the Company’s investments, see “—Investments” above, and Note 6 of Notes to Consolidated Financial Statements.

Lazard enters into interest rate swaps and foreign currency exchange contracts to hedge exposures to interest rates and currency exchange rates and, beginning in the second quarter of 2008, uses equity swap contracts to hedge a portion of its market exposure with respect to certain equity investments.

At December 31, 2008 and 2007, derivative contracts related primarily to interest rate swaps and equity and exchange rate contracts and are recorded at fair value. Derivative assets amounted to $5 million and $10 million at December 31, 2008 and 2007, respectively, with derivative liabilities amounting to $44 million and $4 million, at such respective dates. The increase in derivative liabilities in 2008 as compared to 2007 related to the Company’s foreign exchange and interest rate hedging activities.

The primary market risks associated with LFB’s securities portfolio, foreign exchange hedging and lending activities are sensitivity to changes in the general level of credit spreads and interest rate and foreign exchange risk. The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions, such as those we are currently experiencing. The following sensitivity metrics provide the resultant effects on the Company’s operating income for the year ended December 31, 2008:

•	LFB’s credit spread risk, as measured by a 100+/– basis point change in credit spreads totaled $(14) million and $15 million, respectively.

•	LFB’s interest rate risk as measured by a 100+/– basis point change in interest rates totaled $300 thousand.

•	Foreign currency risk associated with LFB’s open positions, in the aggregate, as measured by a 200+/– basis point change against the U.S. dollar, totaled approximately $2 thousand.

LFB fully secures its collateralized financing transactions with fixed income securities.

Risks Related to Receivables

We maintain an allowance for bad debts to provide coverage for probable losses from our fee and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where we determine the receivables are impaired. At December 31, 2008, total receivables amounted to $713 million, net of an allowance for bad debts of $16 million. As of that date, inter-bank deposits, financial advisory and asset management fee, customer and related party receivables comprised 32%, 55%, 12% and 1% of total receivables, respectively. At December 31, 2007, total receivables amounted to $1.1 billion, net of an allowance for bad debts of $13 million. As of that date, inter-bank deposits, financial advisory and asset management fee, customer and related party receivables comprised 45%, 47%, 5% and 3% of total receivables, respectively. The Company recorded bad debt expense of approximately $5 million, $1 million and $4 million in the years ended December 31, 2008, 2007 and 2006, respectively. See also “—Revenue Recognition” above and Note 5 of Notes to Consolidated Financial Statements for additional information regarding receivables.

Receivables from banks represent those related to LFB’s short-term inter-bank deposits. The level of these inter-bank deposits is primarily driven by the level of LFB customer-related interest-bearing time and demand deposits and short-term inter-bank deposits from banks held at LFB, which can fluctuate significantly on a daily basis. As the amount of deposits held at LFB change, there is generally a corresponding, but indirect, impact on the level of short-term inter-bank deposits with banks. While historically the risk of loss associated with such inter-bank deposits was extremely low, with the unprecedented disruption and volatility in the financial markets during 2008, a number of financial institutions have disclosed liquidity and credit quality issues. LFB executes such deposit agreements with leading French financial institutions and the Company closely monitors the creditworthiness of such counterparties to minimize its exposure to loss in such market conditions. Based on its review of its receivables from banks at December 31, 2008 and 2007, LFB has determined that an allowance for doubtful accounts related to such receivables from banks was not required.

Customers and other receivables at December 31, 2008 includes a $16.4 million receivable from the Reserve Primary Fund (the “Primary Fund”), a money market fund based in New York. As of September 15, 2008, the Company held an investment in the Primary Fund in the amount of approximately $77.7 million. On September 15 and 16, 2008, the Company requested the redemption of its entire investment. Effective September 17, 2008, before the Company’s investment was redeemed, the SEC issued an order temporarily suspending the Primary Fund’s obligation to honor redemption requests and calling for the orderly winding up of the Primary Fund and the ultimate disposition of the holdings of all investors in the Primary Fund. At the present time, the Primary Fund is engaged in the liquidation of its assets for distribution to investors under the supervision of the SEC. The Company expects to receive an amount approximating the carrying value of its receivable relating to its investment in the Primary Fund, but it is possible that the process of liquidating the Primary Fund may ultimately result in some diminution in value of the Company’s investment position. The Company is closely monitoring the situation and reserving all of its rights. As of December 31, 2008, the Company had received partial redemptions aggregating approximately $61.3 million. Between January 1, 2009 and February 23, 2009, the Company received an additional partial redemption aggregating $5.2 million.

Credit Concentration

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At December 31, 2008, LFB had no exposure to an individual counterparty that exceeded $34 million, in the aggregate, excluding deposits with inter-bank counterparties.

With respect to activities outside LFB, as of December 31, 2008, the Company’s largest individual counterparty exposure was a Financial Advisory-related fee receivable of $35 million (substantially all of which was collected subsequent to December 31, 2008).

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s liabilities has fixed interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of December 31, 2008, Lazard estimates that operating income relating to cash and short-term investments and corporate indebtedness would change by approximately $9 million, on an annual basis, in the event interest rates were to increase or decrease by 1%.

As of December 31, 2008, the Company’s cash and cash equivalents totaled $910 million. Approximately two-thirds of this balance was invested in highly liquid institutional money market funds that were invested in U.S. government or agency securities, or in institutional money market funds that have announced that they are (or will be) participating in the U.S. Treasury Department’s Temporary Guarantee Program for Money Market Funds. The remainder of the Company’s cash and cash equivalents was placed in short-term interest earning accounts at a number of leading banks throughout the world, or was used to buy short-term certificates of deposit from such banks. On a regular basis, management reviews and updates its list of approved depositor banks as well as deposit and investment thresholds.

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

Recent Accounting Standards

In December, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaced SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and supersedes or amends other related authoritative literature although it retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also established principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) also requires the acquirer to expense, as incurred, costs relating to any acquisitions that close on or after the first reporting period beginning on or after December 15, 2008.

In September, 2006, the FASB issued SFAS No. 157, which, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements about fair value measurements. SFAS No. 157 applies to those accounting pronouncements that require or permit the use of fair value measurements for recognition or disclosure purposes and to those accounting pronouncements that require fair value measurements for other reasons, such as the requirement to measure reporting units at fair value for annual goodwill impairment testing. In February, 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items would include, for example, reporting units measured at fair value for annual goodwill impairment testing mentioned above and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS No. 157 for those assets and liabilities not subject to the delayed adoption provision of FSP 157-2. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements. For additional disclosures about fair value measurements, see Note 6 of Notes to Consolidated Financial Statements. The Company does not anticipate that the adoption of the remaining provisions of SFAS No. 157 in the first quarter of 2009 will have a material impact on its consolidated financial statements.

On September 30, 2008, the SEC’s Office of the Chief Accountant and the FASB staff jointly issued a release providing interpretative guidance on the application of SFAS No. 157 with respect to estimating the fair value of financial instruments in the current market environment. The release also provides clarification of the factors that should be considered when determining when investments accounted for under SFAS No. 115 are other than temporarily impaired such that an impairment charge must be recognized through earnings. On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, (“FSP 157-3”), which provided additional interpretative guidance on the application of SFAS No. 157. FSP FAS 157-3 was effective upon issuance, including for prior periods for which financial statements have not yet been issued. The issuance of interpretative guidance on the application of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an entity to elect to measure various financial instruments and certain other items at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 became effective January 1, 2008 and did not have a material impact on the Company’s consolidated financial statements.

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, it also changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to both the parent and the noncontrolling interest with separate disclosure of each component on the face of the consolidated income statement. It does not, however, impact the calculation of net income per share, as such calculation will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied except that the presentation and disclosure requirements shall be applied retrospectively for all periods presented. Except for changes in financial statement presentation, the Company does not anticipate that the adoption of SFAS No. 160 will have a material impact on its consolidated financial statements.

In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”), to enhance the current disclosure framework in SFAS No. 133 for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods upon initial adoption. The Company does not anticipate the adoption of SFAS No. 161 will have a material impact on its disclosures of derivative instruments and hedging activities.

In December, 2008, the FASB issued FSP FAS 140-4 and FSP FIN 46(R)-8, “Disclosures by Public Entities About Transfers of Financial Assets and Interest in Variable Interest Entities” (“FSP 140-4” and “FSP 46(R)-8”, respectively). The purpose of FSP 140-4 and FSP 46(R)-8 is to improve disclosures by public entities until the pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) and FIN No. 46 (revised 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”) are finalized and approved by the FASB. FSP 140-4 requires public entities to provide additional disclosures about transferors’ continuing involvement with transferred financial assets, and FSP 46(R)-8 requires public entities, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. FSP 140-4 and FSP 46(R)-8 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

In December, 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), which amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106”, to require more detailed disclosures about an employer’s plan assets, including an employer’s investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. The disclosures about plan assets required by FSP 132(R)-1 are required to be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of FSP 132(R)-1 are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of FSP 132(R)-1 is permitted. The Company does not anticipate that the adoption of FSP 132(R)-1 in 2009 will have a material impact on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management

Quantitative and qualitative disclosures about market risk are included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.”

Item 8.	Financial Statements and Supplementary Data

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited the Company’s internal control over financial reporting as of December 31, 2008, as stated in their report which appears under “Reports of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lazard Ltd:

We have audited the internal control over financial reporting of Lazard Ltd and subsidiaries (the “Company”) as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report On Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 25, 2009 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/    Deloitte & Touche LLP

New York, New York

February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lazard Ltd:

We have audited the accompanying consolidated statements of financial condition of Lazard Ltd and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity (deficiency), for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lazard Ltd and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

New York, New York

February 25, 2009

LAZARD LTD

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2008 and 2007

(dollars in thousands, except for per share data)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$909,707	$1,055,844
Cash segregated for regulatory purposes or deposited with clearing organizations	14,583	24,585

Receivables—net:
Banks	229,092	495,821
Fees	391,251	520,883
Customers and other	81,806	50,187
Related parties	10,377	30,287

	712,526	1,097,178
Investments:
Debt	333,070	585,433
Equities	71,105	333,796
Other	215,792	169,612

	619,967	1,088,841
Property (net of accumulated amortization and depreciation of $213,249 and $208,153 at December 31, 2008 and 2007, respectively)	171,443	185,509

Goodwill and other intangible assets (net of accumulated amortization of $26,119 and $21,523 at December 31, 2008 and 2007, respectively)	175,144	187,909
Other assets	259,561	200,547

Total assets	$2,862,931	$3,840,413

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

DECEMBER 31, 2008 and 2007

(dollars in thousands, except for per share data)

	December 31,
	2008	2007
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$541,784	$858,733
Accrued compensation and benefits	203,750	498,058
Senior debt	1,087,750	1,587,500
Capital lease obligations	26,825	27,122
Related party payables	37,211	26,707
Other liabilities	503,859	569,179
Subordinated debt	150,000	150,000

Total liabilities	2,551,179	3,717,299
Commitments and contingencies
Minority interest	61,172	52,775

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - 31,745 and 36,607 shares issued and outstanding at December 31, 2008 and 2007, respectively	—	—
Series B - none and 277 shares issued and outstanding at December 31, 2008 and 2007, respectively	—	—
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 76,294,912 and 51,745,825 shares issued at December 31, 2008 and 2007, respectively, including shares held by a subsidiary as indicated below)	763	517
Class B, par value $.01 per share (1 share authorized, issued and outstanding at December 31, 2008 and 2007)	—	—
Additional paid-in-capital	429,694	(161,924)
Retained earnings	221,410	248,551
Accumulated other comprehensive income (loss), net of tax	(79,435)	52,491

	572,432	139,635
Less - Class A common stock held by a subsidiary, at cost (9,376,162 and 1,712,846 shares at December 31, 2008 and 2007, respectively)	(321,852)	(69,296)

Total stockholders’ equity	250,580	70,339

Total liabilities, minority interest and stockholders’ equity	$2,862,931	$3,840,413

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(dollars in thousands, except for per share data)

	Year Ended December 31,
	2008	2007	2006
REVENUE
Investment banking and other advisory fees	$990,923	$1,196,648	$946,107
Money management fees	603,908	663,316	510,558
Interest income	81,945	89,942	45,074
Other	20,330	104,893	96,070

Total revenue	1,697,106	2,054,799	1,597,809
Interest expense	139,899	137,110	104,254

Net revenue	1,557,207	1,917,689	1,493,555

OPERATING EXPENSES
Compensation and benefits	1,128,253	1,123,068	891,421
Occupancy and equipment	97,186	91,103	74,025
Marketing and business development	81,282	74,508	58,896
Technology and information services	67,892	59,409	49,158
Professional services	53,207	48,508	45,616
Fund administration and outsourced services	30,830	22,045	15,221
Amortization of intangible assets related to acquisitions	4,596	21,523	—
Provision pursuant to tax receivable agreement	17,084	17,104	5,964
Other	51,737	42,126	26,045

Total operating expenses	1,532,067	1,499,394	1,166,346

OPERATING INCOME	25,140	418,295	327,209

Provision for income taxes	25,379	80,616	68,812

INCOME (LOSS) BEFORE MINORITY INTEREST	(239)	337,679	258,397
Minority interest in net income (loss)	(3,377)	182,637	165,412

NET INCOME	$3,138	$155,042	$92,985

WEIGHTED AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING:
Basic	60,874,734	51,185,639	38,432,815
Diluted	60,874,734	62,212,617	44,166,131

NET INCOME PER SHARE OF CLASS A COMMON STOCK:
Basic	$0.06	$3.04	$2.42

Diluted	$0.06	$2.79	$2.31

DIVIDENDS PAID PER SHARE OF CLASS A COMMON STOCK	$0.40	$0.36	$0.36

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,138	$155,042	$92,985
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash charges (credits) included in net income:
Depreciation and amortization of property	20,825	16,734	14,282
Amortization of deferred expenses, stock units and interest rate hedge	246,906	110,995	26,318
Amortization of intangible assets related to acquisitions	4,596	21,523	—
Deferred tax provision (benefit)	(31,652)	(16,391)	(4,290)
Minority interest in net income (loss)	(3,377)	182,637	165,412
Stock portion of charge related to LAM Merger	64,512	—	—
Gain on termination of strategic alliance in Italy	—	—	(13,695)
Gain on extinguishment of debt	(20,253)	—	—
(Increase) decrease in operating assets:
Cash segregated for regulatory purposes or deposited with clearing organizations	9,007	(6,309)	6,667
Receivables-net	348,408	229,505	(387,922)
Investments	517,288	(262,080)	(265,419)
Other assets	(16,406)	(42,777)	(28,690)
Increase (decrease) in operating liabilities:
Deposits and other payables	(274,128)	(425,469)	559,371
Accrued compensation and benefits and other liabilities	(362,974)	108,320	73,020

Net cash provided by operating activities	505,890	71,730	238,039

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity method investments in 2008 and business acquisitions in 2007, net of cash acquired of $19,002	(74,855)	(135,060)	—
Additions to property	(18,509)	(16,441)	(10,163)
Disposals of property	743	1,915	1,971
Purchases of available-for-sale securities	(147,340)	(73,235)	—
Proceeds from sales/maturities of available-for-sale securities	88,033	—	—

Net cash used in investing activities	(151,928)	(222,821)	(8,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of Class A common stock	437,500	—	349,137
Senior debt, net of expenses	—	593,485	—
Short-term borrowings—net	—	4,429	—
Other financing activities	219	—	—
Payments for:
Senior debt	(478,925)	(96,000)	—
Subordinated debt	—	(50,000)	—
Capital lease obligations	(3,095)	(1,423)	(1,115)
Distributions to minority interests	(77,580)	(99,000)	(67,952)
Repurchase of common membership interests from members of LAZ-MD Holdings	(2,559)	(21,840)	—
Repurchase of Class A common stock	(277,064)	(68,052)	(4,179)
Class A common stock dividends	(23,056)	(18,308)	(13,480)
Short-term borrowings—net	(7,939)	—	(31,025)
Settlement of vested RSUs and DSUs	(4,516)	(21)	—
Other financing activities	—	—	(1,497)

Net cash provided by (used in) financing activities	(437,015)	243,270	229,889

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(63,084)	(5,818)	17,438

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(146,137)	86,361	477,174
CASH AND CASH EQUIVALENTS—January 1	1,055,844	969,483	492,309

CASH AND CASH EQUIVALENTS—December 31	$909,707	$1,055,844	$969,483

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Supplemental investing non-cash transaction:
Preferred stock and Class A common stock issued/issuable in connection with business acquisitions	$9,282	$52,768	$—

Supplemental financing non-cash transaction:
Issuance of senior promissory note for the acquisition of equity interest in Italy	$—	$—	$96,000

Cash paid during the year for:
Interest	$142,890	$141,349	$93,714

Income taxes	$111,821	$81,680	$76,483

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(dollars in thousands)

	Preferred Stock				Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By A Subsidiary		Total Stockholders’ Equity (Deficiency)
	Series A		Series B
	Shares	$	Shares	$	Shares(*)	$				Shares	$
Balance - January 1, 2006	—	$—	—	$—	37,500,001	$375	$(885,690)	$48,986	$(34,342)	—	$—	$(870,671)

Comprehensive income:
Net income								92,985				92,985
Other comprehensive income - net of tax:
Currency translation adjustments									50,299			50,299
Amortization of interest rate hedge									1,100			1,100
Minimum pension liability adjustments									13,683			13,683

Comprehensive income												158,067

Adoption of FASB Statement No. 158									1,754			1,754
Amortization and issuance of stock units							23,545					23,545
Conversion of DSUs to Class A common stock					3,668	—	—					—
RSU dividend-equivalents							883	(883)				—
Class A common stock dividends								(13,480)				(13,480)
Purchase of Class A common stock by a subsidiary										115,000	(4,179)	(4,179)
Net proceeds from issuance of Class A common stock in 2006 Primary Offering, including issuance of 6,000,000 shares in 2006 Secondary Offering					14,050,400	141	348,996					349,137
Other capital transactions							4,510					4,510
Adjustment to reclassify minority interest share of undistributed net income to additional paid-in-capital							110,964					110,964

Balance - December 31, 2006	—	—	—	—	51,554,069	516	(396,792)	127,608	32,494	115,000	(4,179)	(240,353)
Adjustment for the cumulative effect on prior years from the adoption of FIN No. 48								(13,221)				(13,221)

Balance, as adjusted - January 1, 2007	—	—	—	—	51,554,069	516	(396,792)	114,387	32,494	115,000	(4,179)	(253,574)

Comprehensive income (loss):
Net income								155,042				155,042
Other comprehensive income (loss) - net of tax:
Currency translation adjustments									23,426			23,426
Amortization of interest rate hedge									1,100			1,100
Net unrealized loss on available-for-sale securities									(670)			(670)
Employee benefit plans:
Net actuarial (loss)									(3,440)			(3,440)
Adjustment for items reclassified to earnings									(419)			(419)

Comprehensive income												175,039

Preferred stock and Class A common stock issued/issuable in connection with acquisitions and related amortization	36,607	$—	277	$—			54,404					54,404
Issuances of Class A common stock in exchange for Lazard Group common membership interests					191,757	1	(1)					—
Repurchase of common membership interest from LAZ-MD Holdings							(21,840)					(21,840)
Amortization of stock units							105,586					105,586
RSU dividend-equivalents							2,570	(2,570)				—
Class A common stock dividends								(18,308)				(18,308)
Purchase of Class A common stock by a subsidiary										1,678,600	(68,052)	(68,052)
Lazard Group delivery of Class A common stock for settlement of vested RSUs							(2,956)			(80,754)	2,935	(21)
Adjustment to reclassify minority interest share of undistributed net income to additional paid-in-capital							97,105					97,105

Balance–December 31, 2007	36,607	$—	277	$—	51,745,826	$517	$(161,924)	$248,551	$52,491	1,712,846	$(69,296)	$70,339

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006—(Continued)

(dollars in thousands)

	Preferred Stock				Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By A Subsidiary		Total Stockholders’ Equity (Deficiency)
	Series A		Series B
	Shares	$	Shares	$	Shares(*)	$				Shares	$
Balance–December 31, 2007	36,607	$—	277	$—	51,745,826	$517	$(161,924)	$248,551	$52,491	1,712,846	$(69,296)	$70,339

Comprehensive income (loss):
Net income								3,138				3,138
Other comprehensive income (loss) - net of tax:
Currency translation adjustments									(152,235)			(152,235)
Amortization of interest rate hedge									1,246			1,246
Available-for-sale securities:
Net unrealized loss									(40,847)			(40,847)
Adjustment for items reclassified to earnings									5			5
Employee benefit plans:
Net actuarial gain									14,154			14,154
Adjustment for items reclassified to earnings									123			123

Comprehensive income (loss)												(174,416)

Class A common stock issued/issuable in connection with prior business acquisitions and related amortization					203,890	2	12,970					12,972
Conversion of Series A and Series B preferred stock issued in connection with prior business acquisition into Class A common stock	(4,862)	—	(277)	—	450,259	5	(5)					—
Class A common stock issuable in connection with LAM Merger and related amortization							64,512					64,512
Repurchase of common membership interest from LAZ-MD Holdings							(2,559)					(2,559)
Amortization of stock units							235,933					235,933
RSU and DSU dividend-equivalents							7,211	(7,223)				(12)
Class A common stock dividends								(23,056)				(23,056)
Purchase of Class A common stock by a subsidiary										8,308,170	(277,064)	(277,064)
Lazard Group delivery of Class A common stock for settlement of vested RSUs and DSUs							(29,024)			(644,854)	24,508	(4,516)
Class A common stock issued in connection with the settlement of the purchase contracts forming part of the ESUs					14,582,750	146	437,354					437,500
Class A common stock issued in exchange for Lazard Group common membership interests					2,910,657	29	(29)					—
Class A common stock issued upon exchange for Lazard Group common membership interests in connection with 2008 Secondary Offering					6,401,531	64	(64)					—
Other							231					231
Adjustment to reclassify minority interest share of stockholders’ equity to minority interest							(134,912)		45,628			(89,284)

Balance–December 31, 2008	31,745	$—	—	$—	76,294,913	$763	$429,694	$221,410	$(79,435)	9,376,162	$(321,852)	$250,580

(*)

Includes 76,294,912, 51,745,825 and 51,554,068 shares of the Company’s Class A common stock issued at December 31, 2008, 2007 and 2006, respectively, and 1 share of the Company’s Class B common stock at each such date.

See notes to consolidated financial statements.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except for per share data, unless otherwise noted)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

Lazard Ltd, a Bermuda holding company, and its subsidiaries (collectively referred to as “Lazard Ltd”, “Lazard” or the “Company”), including Lazard Ltd’s indirect investment in Lazard Group LLC, a Delaware limited liability company (collectively referred to, together with its subsidiaries, as “Lazard Group”), is a preeminent international financial advisory and asset management firm that has long specialized in crafting solutions to the complex financial and strategic challenges of our clients. We serve a diverse set of clients around the world, including corporations, partnerships, institutions, governments and high net worth individuals.

Lazard Ltd held approximately 62.4% and 48.3% of all outstanding Lazard Group common membership interests as of December 31, 2008 and 2007, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group. Lazard Group is governed by an Operating Agreement dated as of May 10, 2005, as amended (the “Operating Agreement”).

The Company’s sole operating asset is its indirect ownership of common membership interests of Lazard Group and its managing member interest of Lazard Group, whose principal operating activities are included in two business segments:

•

Financial Advisory, which includes providing advice on mergers and acquisitions (“M&A”) and strategic advisory matters, restructurings and capital structure advisory services, capital raising and other transactions, and

•	Asset Management, which includes the management of equity and fixed income securities and alternative investment and private equity funds.

In addition, the Company records selected other activities in its Corporate segment, including management of cash, certain investments and the commercial banking activities of Lazard Group’s Paris-based Lazard Frères Banque SA (“LFB”). LFB is a registered bank regulated by the Banque de France and its primary operations include asset and liability management for Lazard Group’s businesses in France through its money market desk and commercial banking operations, deposit taking and, to a lesser extent, financing activities and custodial oversight over assets of various clients. The Company also allocates outstanding indebtedness to its Corporate segment.

The consolidated financial statements include Lazard Ltd, Lazard Group and Lazard Group’s principal operating subsidiaries: Lazard Frères & Co. LLC (“LFNY”), a New York limited liability company, along with its subsidiaries, including Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”); its French limited liability companies Compagnie Financière Lazard Frères SAS (“CFLF”) along with its subsidiaries, LFB and Lazard Frères Gestion SAS (“LFG”) and Maison Lazard SAS; and Lazard & Co., Limited (“LCL”), through Lazard & Co., Holdings Limited, an English private limited company (“LCH”), together with their jointly owned affiliates and subsidiaries.

Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s policy is to consolidate (i) entities in which it has a controlling financial interest, (ii) variable interest entities (“VIEs”) where the Company has a variable interest and is deemed to be the primary beneficiary and (iii) limited partnerships where the Company is the general partner, unless the presumption of control is overcome. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity’s operating and financial decisions, the Company applies the equity method of accounting under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB Opinion No. 18”). All material intercompany transactions and balances have been eliminated.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

2.    SIGNIFICANT ACCOUNTING POLICIES

The accounting policies below relate to reported amounts on the consolidated financial statements.

Foreign Currency Translation—The consolidated financial statements are presented in U.S. dollars. Many of the Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at year-end exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. dollars are reported in “accumulated other comprehensive income (loss), net of tax”. Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of operations.

Net exchange gains (losses) incurred on foreign currency transactions amounted to $14,657, $5,657 and $(3,822), respectively, for the years ended December 31, 2008, 2007 and 2006, and are included in “revenue–other” on the respective consolidated statements of operations.

Use of Estimates—In preparing the consolidated financial statements, management makes estimates and assumptions regarding:

•	valuations of assets and liabilities requiring fair value estimates including, but not limited to:

•	investments; and

•	allowance for doubtful accounts;

•	the realization of deferred taxes and adequacy of tax reserves for uncertain tax positions;

•	the outcome of litigation;

•	the carrying amount of goodwill and other intangible assets;

•	the amortization period of intangible assets;

•	share-based compensation plan forfeitures; and

•	other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Allowance for Doubtful Accounts

We maintain an allowance for bad debts to provide coverage for estimated losses from our fee and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where we determine the receivables may be impaired, which may include situations where a fee is in dispute or litigation has commenced.

With respect to fees receivable from Financial Advisory activities, such receivables are generally deemed past due when they are outstanding 60 days from the date of invoice. However, some Financial Advisory transactions include specific contractual payment terms that may vary from one month to four years (as is the case for our Private Fund Advisory fees) following the invoice date or may be subject to court approval (as is the case with restructuring assignments that include bankruptcy proceedings). In such cases, receivables are deemed past due when payment is not received by the agreed-upon contractual date or the court approval date, respectively. Financial Advisory fee receivables past due in excess of 180 days are fully provided for unless there is evidence that the balance is collectable. Asset Management fees are deemed past due and fully provided for when such receivables are outstanding 12 months after the invoice date. Notwithstanding our policy for receivables past due, we specifically reserve against exposures relating to Financial Advisory and Asset Management fees where we determine receivables are impaired.

See Note 5 of Notes to Consolidated Financial Statements for additional information regarding receivables.

Investments—Investments in debt and marketable equity securities held either directly or indirectly through asset management funds at the Company’s broker-dealer subsidiaries are accounted for at fair value, with any increase or decrease in fair value recorded in earnings in accordance with standard industry practices. Such amounts are reflected in “revenue – other” in the consolidated statements of operations.

Investments in debt and marketable equity securities held at the Company’s non broker-dealer subsidiaries include “trading” and “available-for-sale” securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Investments in debt and marketable equity securities considered “trading” securities are accounted for at fair value, with any increase or decrease in fair value reflected in “revenue – other” in the consolidated statements of operations. Investments in debt securities considered “available-for-sale” securities are accounted for at fair value, with any increase or decrease in fair value reported in “accumulated other comprehensive income (loss), net of tax”, until such time they are realized and reclassified to earnings. Any declines in the fair value of “available-for-sale” securities that are determined to be other than temporary are charged to earnings.

Other investments include general partnership interests in alternative investment asset management funds and private equity investments accounted for at fair value, as well as investments accounted for pursuant to APB Opinion No. 18.

Dividend income is reflected in “revenue—other” on the consolidated statements of operations. Interest income includes accretion or amortization of any discount or premium arising at acquisition of the related debt security. Securities transactions and the related revenue and expenses are recorded on a trade date basis.

See Note 6 of Notes to Consolidated Financial Statements for additional information regarding the Company’s investments.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Property-net—Buildings, leasehold improvements and furniture and equipment are stated at cost or, in the case of buildings under capital leases, the present value of the future minimum lease payments, less accumulated depreciation and amortization. Buildings represent owned property and amounts recorded pursuant to capital leases (see Note 15 of Notes to Consolidated Financial Statements), with the related obligations recorded as capital lease obligations. Such buildings are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are capitalized and are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Depreciation of furniture and equipment, including computer hardware and software, is determined on a straight-line basis using estimated useful lives. Depreciation and amortization expense aggregating $20,825, $16,734 and $14,282 for the years ended December 31, 2008, 2007 and 2006, respectively, is included on the respective consolidated statements of operations in “occupancy and equipment” or “technology and information services”, depending on the nature of the underlying asset. Repairs and maintenance are expensed as incurred.

Goodwill and Other Intangible Assets—In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill has an indefinite life and therefore is required to be tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. The Company assesses whether any goodwill recorded by its applicable reporting units is impaired by comparing the fair value of each business with its respective carrying amount. In this process, Lazard uses its best judgment and information available to it at the time to perform this review and utilizes various valuation techniques in order to determine the applicable fair values.

Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable as prescribed by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This analysis is performed by comparing the carrying value of the intangible asset being reviewed for impairment to the current and expected future cash flows expected to be generated from such asset on an undiscounted basis, including eventual disposition. An impairment loss would be measured for the amount by which the carrying amount of the long-lived asset exceeds its fair value.

See Note 12 of Notes to Consolidated Financial Statements with respect to goodwill and other intangible assets.

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

The Company enters into forward foreign currency exchange rate contracts, interest rate swaps, interest rate futures, equity swaps and other derivative contracts to hedge exposures to fluctuations in interest rates, currency exchange rates and equity markets. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value as of December 31, 2008 and 2007, and are included in “other assets” and “other liabilities” on the consolidated statements of financial condition. Except for derivatives hedging “available-for-sale” securities under SFAS No. 115, the Company elected to not apply hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”) to its other derivative instruments held as of December 31, 2008 and 2007, and, as such, the related gains and losses are included in “interest income” and “interest expense”, respectively, or “revenue – other”, depending on the nature of the underlying item, on the consolidated statements of operations.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Securities Sold, Not Yet Purchased—Securities sold, not yet purchased represents liabilities for securities sold for which payment has been received and the obligations to deliver such securities are included within “other liabilities” in the consolidated statements of financial condition. These securities are accounted for at fair value, with any increase or decrease in fair value recorded in earnings in accordance with standard industry practices. Such gains and losses are reflected in “revenue – other” in the consolidated statements of operations.

Fair Value of Financial Assets and Liabilities—The majority of the Company’s financial assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include cash and cash equivalents, cash and securities segregated for regulatory purposes, receivables, investments, derivative instruments and deposits and other customer payables. For information regarding the fair value of the Company’s senior and subordinated debt, see Note 14 of Notes to Consolidated Financial Statements.

Revenue Recognition

Investment Banking and Other Advisory Fees—Fees for M&A and strategic advisory services and financial restructuring advisory services are recorded when earned, which is generally the date the related transactions are consummated. Expenses that are directly related to such transactions and billable to clients are deferred to match revenue recognition. Client reimbursements of expenses are presented net in “investment banking and other advisory fees” on the Company’s consolidated statements of operations. The amount of expenses reimbursed by clients for the years ended December 31, 2008, 2007 and 2006 are $18,124, $19,267 and $16,534, respectively.

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

The Company may earn performance-based incentive fees on various investment products, including alternative investment funds such as hedge funds, private equity funds, and traditional investment strategies. Incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks. Incentive fees on private equity funds also may be earned in the form of a carried interest if profits from investments exceed a specified threshold. These incentive fees are recorded when realized and are paid at the end of the measurement period. Incentive fees on hedge funds generally are subject to loss carry-forward provisions in which losses incurred by the funds in any year are applied against certain future period net appreciation before any incentive fees can be earned.

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

Share-Based Payment Awards—On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), utilizing the modified prospective method. Under that method, the recognition and measurement provisions of SFAS No. 123(R) are applied to share-based awards granted subsequent to adoption. Accordingly, share-based awards that do not require future service are expensed immediately and share-based awards that require future service are amortized over the requisite service period. The Company recognizes in “compensation and benefits” expense the amortized portion of the grant date fair value of the equity awards, net of an estimated forfeiture rate.

As a result of the Company adopting certain provisions consistent with SFAS No. 123(R) upon the introduction of the Lazard Ltd 2005 Equity Incentive Plan (the “Equity Incentive Plan”), there were no significant effects resulting from the adoption of the provisions of SFAS No. 123(R).

Income Taxes—Lazard Ltd is subject to U.S. corporate federal income tax on its allocable share of the results of operations of Lazard Group, and certain non-U.S. subsidiaries of the Company are subject to income taxes in their local jurisdictions. In addition, the Company is subject to New York City Unincorporated Business Taxes (“UBT”) attributable to Lazard Group’s operations apportioned to New York City. The Company’s provision for income taxes is accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), as interpreted by the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), discussed below.

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

See Note 19 of Notes to Consolidated Financial Statements for additional information relating to income taxes.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

3.    RECENT ACCOUNTING PRONOUNCEMENTS

In December, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaced SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and supersedes or amends other related authoritative literature although it retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also established principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) also requires the acquirer to expense, as incurred, costs relating to any acquisitions that close on or after the first reporting period beginning on or after December 15, 2008.

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements about fair value measurements. SFAS No. 157 applies to those accounting pronouncements that require or permit the use of fair value measurements for recognition or disclosure purposes and to those accounting pronouncements that require fair value measurements for other reasons such as the requirement to measure reporting units at fair value for annual goodwill impairment testing. In February, 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items would include, for example, reporting units measured at fair value for annual goodwill impairment testing mentioned above and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS No. 157 for those assets and liabilities not subject to the delayed adoption provision of FSP 157-2. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements. For additional disclosures about fair value measurements, see Note 6 of Notes to Consolidated Financial Statements. The Company does not anticipate that the adoption of the remaining provisions of SFAS No. 157 in the first quarter of 2009 will have a material impact on its consolidated financial statements.

On September 30, 2008, the SEC’s Office of the Chief Accountant and the FASB staff jointly issued a release providing interpretive guidance on the application of SFAS No. 157 with respect to estimating the fair value of financial instruments in the current market environment. The release also provides clarification of the factors that should be considered when determining when investments accounted for under SFAS No. 115 are other than temporarily impaired such that an impairment charge must be recognized through earnings. On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”), which provided additional interpretative guidance on the application of SFAS No. 157. FSP 157-3 was effective upon issuance, including for prior periods for which financial statements have not yet been issued. The issuance of interpretative guidance on the application of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an entity

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

to elect to measure various financial instruments and certain other items at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 became effective January 1, 2008 and did not have a material impact on the Company’s consolidated financial statements.

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, it also changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to both the parent and the noncontrolling interest with separate disclosure of each component on the face of the consolidated income statement. It does not, however, impact the calculation of net income per share, as such calculation will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied except that the presentation and disclosure requirements shall be applied retrospectively for all periods presented. Except for changes in financial statement presentation, the Company does not anticipate that the adoption of SFAS No. 160 will have a material impact on its consolidated financial statements.

In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133 to enhance the current disclosure framework in SFAS No. 133 for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods upon initial adoption. The Company does not anticipate that the adoption of SFAS No. 161 will have a material impact on its disclosures of derivative instruments and hedging activities.

In December, 2008, the FASB issued FSP FAS 140-4 and FSP FIN 46(R)-8, “Disclosures by Public Entities About Transfers of Financial Assets and Interest in Variable Interest Entities” (“FSP 140-4” and “FSP 46(R)-8”, respectively). The purpose of FSP 140-4 and FSP 46(R)-8 is to improve disclosures by public entities until the pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) and FIN No. 46 (revised 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”) are finalized and approved by the FASB. FSP 140-4 requires public entities to provide additional disclosures about transferors’ continuing involvement with transferred financial assets, and FSP 46(R)-8 requires public entities, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. FSP 140-4 and FSP 46(R)-8 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

In December, 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), which amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106”, to require more detailed disclosures about an employer’s plan assets, including an employer’s investment strategies,

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. The disclosures about plan assets required by FSP 132(R)-1 are required to be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of FSP 132(R)-1 are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of FSP 132(R)-1 is permitted. The Company does not anticipate the adoption of FSP 132(R)-1 in 2009 will have a material impact on its consolidated financial statements.

4.    LAM MERGER TRANSACTION

On September 25, 2008, the Company, LAM and LAZ Sub I, LLC, a newly-formed subsidiary of LFNY, completed the merger of LAZ Sub I, LLC with and into LAM (the “LAM Merger”). As a consequence of the LAM Merger, the Company recorded a reduction to its after-tax income in the third quarter of 2008 of $108,628, consisting of compensation and benefits expense of $197,550 related to the equity interests of LAM held by present and former employees of LAM, as described below, and $2,000 of non-compensation related transaction costs (together aggregating to a reduction of operating income of $199,550), with these charges partially offset by income tax and minority interest credits of $7,427 and $83,495, respectively. The LAM Merger is also expected to result in annual pre-tax charges of approximately $7,000 per year from October, 2008 through October, 2011, comprised of approximately $5,000 and $2,000 of compensation and benefits expense and interest expense, respectively. Such charges relate to the service provisions associated with the non-contingent common stock consideration described below and interest expense on future cash payments. These additional pre-tax charges for the year ended December 31, 2008 aggregated approximately $1,700, which is comprised of $1,100 in compensation and benefits expense and $600 in interest expense.

The common equity interests of LAM were held by LFNY and certain other equity interests of LAM, representing contingent payments should a fundamental transaction occur, as described below, were held by present and former employees of LAM. Following the LAM Merger, all equity interests of LAM are owned directly or indirectly by LFNY. The equity interests of LAM that were held, prior to the LAM Merger, by the then present and former employees of LAM and its subsidiaries (and certain related phantom rights issued as incentive compensation) entitled the holders to payments totaling approximately 23% of the net proceeds or imputed valuation of LAM (after deductions for payments to creditors of LAM and the return of capital in LAM) in connection with certain specified fundamental transactions concerning LAM or Lazard, including a sale of LAM or Lazard, certain non-ordinary course asset sales and major acquisitions.

The aggregate non-contingent consideration relating to the equity interests of LAM (and the phantom rights referred to above) held by present and former employees of LAM and its subsidiaries (the “Transaction Consideration”) consists of (i) a cash payment on or about the closing of the LAM Merger (and, in certain cases, on January 2, 2009) of $60,232, (ii) a cash payment on October 31, 2011 of $90,348 and (iii) an issuance on October 31, 2011 of 2,201,457 shares of Lazard Ltd’s Class A common stock (“Class A common stock”) (plus additional shares of Class A common stock in an amount determined by reference to the cash dividends paid on Class A common stock since the closing of the LAM Merger, if any), subject, in the case of clause (ii) and (iii) and with respect to certain present employees of LAM and its subsidiaries, to delayed payment/issuance until the eighth anniversary of the closing of the LAM Merger if the applicable employee is no longer employed by Lazard or its affiliates on October 31, 2011, subject to certain exceptions. The merger agreement also generally provides that if there is a change in control of the Company or a sale of LAM, any and all of the Transaction Consideration will be payable as of the date of such change in control. The related liabilities for the present value of the unpaid cash consideration, as of December 31, 2008, have been recorded in “accrued compensation and benefits” and “other liabilities”, and amounted to $16,013 and $60,324, respectively.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

5.	RECEIVABLES—NET AND DEPOSITS AND OTHER CUSTOMER PAYABLES

Receivables—net

Receivables—net is comprised of receivables from banks, fees, customers and other and related parties.

Receivables from banks represent those related to LFB’s short-term inter-bank deposits. The level of these inter-bank deposits is primarily driven by the level of LFB customer-related interest-bearing time and demand deposits and short-term inter-bank deposits from banks held at LFB, which can fluctuate significantly on a daily basis. As the amount of deposits held at LFB change, there is generally a corresponding, but indirect, impact on the level of short-term inter-bank deposits with banks.

In connection with collateralized lending activities, the Company typically receives a pledge of specifically identified securities of equal or greater value than the amount of the cash loaned. Collateralized customer loan receivables, which amounted to $8,907 and $5,241 at December 31, 2008 and 2007, respectively, were collateralized by securities of equal or greater value at each such date. Securities owned by customers and pledged to collateralize secured loan receivables are not reflected on the consolidated statements of financial condition.

Customers and other receivables at December 31, 2008 and 2007 include $13,109 and $17,555, respectively, of loans by LFB to Lazard managing directors and employees that are made in the ordinary course of business at market terms and at December 31, 2008 includes a $16,444 receivable from the Reserve Primary Fund (the “Primary Fund”), a money market fund based in New York. The Primary Fund is engaged in the liquidation of its assets for distribution to investors under the supervision of the SEC. The Company expects to receive an amount approximating the carrying value of its receivable relating to its investment in the Primary Fund, but it is possible that the process of liquidating the Primary Fund may ultimately result in some diminution in value of the Company’s investment position. The Company is closely monitoring the situation and reserving all of its rights. Between January 1, 2009 and February 23, 2009, the Company received an additional partial redemption aggregating $5,156.

Receivables are stated net of an estimated allowance for doubtful accounts of $15,883 and $13,290 at December 31, 2008 and 2007, respectively, for past due amounts and for specific accounts deemed uncollectible. The Company recorded bad debt expense of $5,388, $540 and $4,020 for the years ended December 31, 2008, 2007 and 2006, respectively, and recorded charge-offs, foreign currency translation and other adjustments, which resulted in a net increase (decrease) to the allowance for doubtful accounts of $(2,795), $1,434 and $(5,415) for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, the Company had $17,916 and $24,877, respectively, of receivables deemed past due or uncollectible.

Deposits and Other Customer Payables

Deposits and other customer payables principally relate to LFB customer-related interest-bearing time and demand deposits, short-term inter-bank borrowing with banks and amounts due on collateralized borrowing activities. Collateralized borrowing activities amounted to $15,170 and $29,443 at December 31, 2008 and 2007, respectively, and were fully collateralized with pledged assets of equal or greater value at each such date.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

6.	FAIR VALUE MEASUREMENTS

The Company’s investments and securities sold, not yet purchased consist of the following at December 31, 2008 and 2007:

	December 31,
	2008	2007
Debt:
Bonds - Corporate	$296,674	$534,825
Non-U.S. Government and agency securities	36,396	50,608

	333,070	585,433

Equities	71,105	333,796

Other:
Interest in LAM alternative asset management funds:
GP interests owned by Lazard	35,300	43,313
GP interests consolidated by Lazard	20,866	51,493
Private equity investments	83,931	74,051
Equity method investments	75,695	755

	215,792	169,612

Total investments	619,967	1,088,841
Less equity method investments	75,695	755

Investments, at fair value	$544,272	$1,088,086

Securities sold, not yet purchased (included in “other liabilities”)	$6,975	$21,864

Debt securities primarily consist of investments by LFB, which typically holds them long-term, as part of its asset-liability management program. Such securities primarily consist of fixed and floating rate European corporate bonds and French government debt securities. Debt securities are accounted for as either “trading” or “available-for-sale” securities at December 31, 2008 and 2007, as follows:

	December 31,
	2008	2007
Trading securities:
Bonds - Corporate	$7,573	$462,472
Non-U.S. Government and agency securities	36,396	50,608

	43,969	513,080
Available-for-sale securities:
Bonds - Corporate	289,101	72,353

Total debt securities	$333,070	$585,433

Effective July 1, 2008, certain debt securities held by LFB with a carrying value on that date of $236,999, which were previously designated as “trading” securities, were re-designated as “available-for-sale” securities as permitted under SFAS No. 115. Such re-designation represents a non-cash transaction between “trading” and “available-for-sale” securities.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The fair value and amortized cost basis pertaining to debt securities classified as “available-for-sale” at December 31, 2008, by maturity date/first call date, are as follows:

Maturity Date/First Call Date	Fair Value	Amortized Cost Basis
Within one year	$89,004	$89,930
After 1 year through 5 years	135,375	159,895
After 5 years through 10 years	53,741	80,520
After 10 years	10,981	13,539

	$289,101	$343,884

Additional information with respect to debt securities classified as “available-for-sale” at December 31, 2008 and 2007 that are in an unrealized loss position is as follows:

December 31, 2008				December 31, 2007
Securities in a Continuous Loss Position for Less than 12 Months		Securities in a Continuous Loss Position for 12 Months or Longer		Securities in a Continuous Loss Position for Less than 12 Months
Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
$210,866	$52,883	$58,368	$10,794	$72,353	$1,022

Because LFB has the ability and intent to hold its debt securities classified as “available-for-sale” until a recovery of fair value to an amount approximating its amortized cost, which may be maturity, it does not consider such unrealized loss positions to be other-than-temporarily impaired at December 31, 2008.

Equities principally represent the Company’s investments in marketable equity securities of large, mid and small-cap domestic, international and global companies to seed new Asset Management products and includes investments in public and private asset management funds managed both by LAM and third party asset managers.

LFNY was a party to a Prime Brokerage Agreement with Lehman Brothers Inc. (“LBI”) for certain accounts involving investment strategies managed by LAM. On September 9, 2008, LAM requested a transfer of such accounts, of which $11,368 was not received. On September 15, 2008, Lehman Brothers Holdings, Inc., the ultimate parent company in the Lehman group, filed for protection under Chapter 11 of the United States Bankruptcy Code and a number of Lehman group entities in the U.K. entered into administration proceedings under the Insolvency Act 1986. In addition, the Securities Investor Protection Corporation commenced liquidation proceedings on September 19, 2008 pursuant to the Securities Investor Protection Act of 1970, as amended, with respect to LBI. The administration and the evolving situation and proceedings expose Lazard to possible loss due to counterparty credit and other risk. We have fully reserved the entire $11,368 amount, which represents the entire amount of such possible loss. We are actively seeking recovery of such amount.

Interests in LAM alternative asset management funds represent (i) general partnership (“GP”) interests owned by Lazard in LAM-managed hedge funds and (ii) GP interests consolidated by the Company pertaining to minority interests in LAM alternative asset management funds. Such minority interests, which represent GP interests held directly by certain of our LAM managing directors or employees of the Company, are deemed to be controlled by, and therefore consolidated by, the Company in accordance with U.S. GAAP. Since the Company has no economic interest in such investments, the fair value is included in “minority interest” on the consolidated statements of financial condition (see Note 7 of Notes to Consolidated Financial Statements). The fair value of interests in LAM-managed alternative asset management funds reflects the pro rata value of the ownership of the underlying securities in the funds, the fair market value of which is determined through quoted market values of the underlying securities as provided by external pricing sources.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Private equity investments are primarily comprised of investments in private equity funds and direct private equity interests. Such investments primarily include (i) a mezzanine fund, which invests in small and mid-cap buy-out funds and small to mid-cap European companies; (ii) Corporate Partners II Limited (“CP II”), a private equity fund targeting significant minority-stake investments in established public and private companies;

and (iii) Lazard Senior Housing Partners LP (“Senior Housing”), which acquires companies and assets in the senior housing, extended-stay hotel and shopping center sectors.

Equity method investments include investments made in the first quarter of 2008 in Sapphire Industrials Corp. (“Sapphire”) and Merchant Bankers Asociados (“MBA”), an Argentina-based financial advisory services firm with offices across Central and South America and the parent company of MBA Banco de Inversiones (see Notes 8 and 15 of Notes to Consolidated Financial Statements for additional information regarding MBA and Sapphire, respectively).

The table below represents the fair values of the Company’s derivative assets and liabilities, which may include interest rate swaps, foreign exchange rate contracts and equity swaps, and are reported within “other assets” and “other liabilities” on the accompanying consolidated statements of financial condition, respectively, as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Total derivative assets	$4,661	$9,840

Total derivative liabilities	$43,990	$4,488

On January 1, 2008, the Company adopted SFAS No. 157, which, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements about fair value measurements. Pursuant to SFAS No. 157, Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

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

Principally all of the Company’s investments in corporate bonds are considered Level 2 investments with such fair value based on observable data, principally broker quotes as provided by external pricing services.

The fair value of our equities is principally classified as Level 1 or Level 2 as follows: marketable equity securities are classified as Level 1 and are valued based on the last trade price on the primary exchange for that security; public asset management funds are classified as Level 1 and are valued based on the reported closing price for the fund; and investments in private asset management funds are classified as Level 2 and are primarily valued based on information provided by fund managers and, secondarily, from external pricing services to the extent managed by LAM.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The fair value of our interests in LAM alternative asset management funds is classified as Level 2 and is based on information provided by external pricing services.

The fair value of our private equity investments is classified as Level 3 and is based on financial statements provided by fund managers, appraisals and internal valuations.

Where information reported is based on broker quotes, the Company generally obtains one quote/price per instrument. In some cases, quotes related to corporate bonds obtained through external pricing services represent the average of several broker quotes.

Where information reported is based on data received from fund managers or from external pricing services, the Company reviews such information to ascertain at which level within the fair value hierarchy to classify the investment.

The following table presents Lazard’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008.

	Fair Value Measurements on a Recurring Basis
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt	$43,969	$289,101	$—	$333,070
Equities	54,108	14,544	2,453	71,105
Other (excluding equity method investments):
Interest in LAM alternative asset management funds:
GP interests owned by Lazard	—	35,300	—	35,300
GP interests consolidated by Lazard	—	20,866	—	20,866
Private equity investments	—	—	83,931	83,931
Derivatives	—	4,661	—	4,661

Total Assets	$98,077	$364,472	$86,384	$548,933

Liabilities:
Securities sold, not yet purchased	$6,975	$—	$—	$6,975
Derivatives	—	43,990	—	43,990

Total Liabilities	$6,975	$43,990	$—	$50,965

The following table provides a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the year ended December 31, 2008.

	Level 3 Assets and Liabilities For the Year Ended December 31, 2008
	Beginning Balance	Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Net Purchases, Issuances and Settlements	Foreign Currency Translation Adjustments	Ending Balance

Level 3 Assets:
Investments:
Equities	$4,469	$212	$(1,944)	$(284)	$2,453
Private equity investments	74,051	(12,391)	25,733	(3,462)	83,931

Total Level 3 Assets	$78,520	$(12,179)	$23,789	$(3,746)	$86,384

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

There were net realized gains of $1,810 included in income during the year ended December 31, 2008 with respect to Level 3 assets and liabilities.

With respect to the Company’s investments measured at fair value, the Company recognized gross investment gains and losses for the years ended December 31, 2008, 2007 and 2006 in “revenue - other” on the respective consolidated statements of operations as follows:

	Year Ended December 31,
	2008	2007	2006
Gross investment gains	$87,523	$63,721	$30,747
Gross investment losses	$164,135	$47,501	$4,767

The table above includes gross unrealized investment gains and losses pertaining to “trading” securities under SFAS No. 115 as follows:

	Year Ended December 31,
	2008	2007	2006
Gross unrealized investment gains	$18,672	$8,610	$1,212
Gross unrealized investment losses	$9,125	$24,186	$902

In addition, the Company recorded $62,655 and $1,022 of gross unrealized investment losses (pre-tax) in “accumulated other comprehensive income (loss), net of tax” in 2008 and 2007, respectively, and $308 of gross unrealized investment gains in 2008, pertaining to debt securities held at our French bank that are designated as “available-for-sale” under SFAS No. 115. There were no gross unrealized investment gains recorded in “accumulated other comprehensive income (loss), net of tax” in 2007 and there were no gross unrealized investment gains or losses recorded in “accumulated other comprehensive income (loss), net of tax” in 2006. There were no significant reclassifications from “accumulated other comprehensive income (loss), net of tax” to earnings during the years ended December 31, 2008, 2007 and 2006. The average cost basis is utilized for purposes of calculating realized investment gains and losses.

7.	MINORITY INTEREST

The Company records a charge to minority interest in net income relating to LAZ-MD Holdings LLC’s (“LAZ-MD Holdings”) ownership interest in Lazard Group. LAZ-MD Holdings is an entity owned by Lazard Group’s current and former managing directors. As of December 31, 2008, 2007 and 2006, LAZ-MD Holdings held approximately 37.6%, 51.7% and 52.1%, respectively, of the outstanding Lazard Group common membership interests. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”), which provided LAZ-MD Holdings with approximately 37.6%, 51.7% and 52.1% of the voting power but no economic rights in the Company as of December 31, 2008, 2007 and 2006, respectively. Subject to certain limitations, LAZ-MD Holdings interests in Lazard Group are exchangeable for Class A common stock.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the changes in ownership interests in Lazard Group held by Lazard Ltd and LAZ-MD Holdings during the years ended December 31, 2008, 2007 and 2006:

	Lazard Ltd		LAZ-MD Holdings		Total Lazard Group Common Membership Interests
	Common Membership Interests	% Ownership	Common Membership Interests	% Ownership
Balance, January 1, 2006	37,500,000	37.6%	62,118,749	62.4%	99,618,749
Activity January 1, 2006 to December 31, 2006:
Conversion of DSUs to Class A common stock	3,668		—		3,668
Forfeitures	—		(20,301)		(20,301)
Common membership interests issued in connection with:
2006 Primary Offering	8,050,400		—		8,050,400
2006 Secondary Offering	6,000,000		(6,000,000)		—

Balance, December 31, 2006	51,554,068	47.9%	56,098,448	52.1%	107,652,516
Activity January 1, 2007 to December 31, 2007:
Repurchase of common membership interests from LAZ-MD Holdings	—		(583,899)		(583,899)
Common membership interests exchanged for Class A common stock	191,757		(191,757)		—

Balance, December 31, 2007	51,745,825	48.3%	55,322,792	51.7%	107,068,617
Activity January 1, 2008 to December 31, 2008:
Common membership interests issued in connection with:
Settlement of the purchase contracts related to the ESUs	14,582,750		—		14,582,750
Acquisitions	654,149		—		654,149
2008 Secondary Offering	6,401,531		(6,401,531)		—
Other exchanges for Class A common stock	2,910,657		(2,910,657)		—
Repurchase of common membership interests from LAZ-MD Holdings	—		(71,852)		(71,852)

Balance, December 31, 2008	76,294,912	62.4%	45,938,752	37.6%	122,233,664

At December 31, 2008, LAZ-MD Holdings’ ownership of Lazard Group’s common membership interests of $39,341 is classified within “minority interest” in the accompanying consolidated statement of financial condition. At December 31, 2007, the Company classified LAZ-MD Holdings’ ownership of Lazard Group’s common membership interests as a reduction of the Company’s “additional paid-in capital” rather than as “minority interest”, since the balance of such minority interest ($14,120) was negative. See Note 16 of Notes to Consolidated Financial Statements with respect to distributions paid to LAZ-MD Holdings.

Minority interest also includes minority interests in various LAM-related GP interests that the Company is deemed to control but does not own. As a result of consolidating these entities, the Company recognizes the portion of income not associated with the Company’s ownership as “minority interest in net income (loss)”.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The tables below summarize minority interest in net income (loss) for the years ended December 31, 2008, 2007 and 2006 and minority interest as of December 31, 2008 and 2007 in the Company’s consolidated financial statements:

	Minority Interest In Net Income Year Ended December 31,
	2008	2007	2006
LAZ-MD Holdings	$9,956	$177,494	$160,289
LAM GPs	(13,348)	5,135	5,114
Other	15	8	9

Total	$(3,377)	$182,637	$165,412

	Minority Interest As Of December 31,
	2008	2007
LAZ-MD Holdings	$39,341	$—
LAM GPs	20,866	51,493
LAM Members	—	253
Other	965	1,029

Total	$61,172	$52,775

8.	BUSINESS ACQUISITIONS AND JOINT VENTURE INVESTMENT

On August 13, 2007, Lazard Group acquired all of the outstanding ownership interests of Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies. On July 31, 2007, Lazard Ltd acquired all of the outstanding shares of Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”), an Australia-based financial advisory firm, and concurrently sold such investment to Lazard Group. These purchases were effected though an exchange of a combination of cash, Class A common stock, and by Lazard Ltd issuing 36,607 shares of non-participating convertible Series A preferred stock and 277 shares of non-participating convertible Series B preferred stock (the “Series A preferred stock” and “Series B preferred stock”, respectively, which are or were each convertible into Class A common stock). The total number of Class A common shares to be issued in connection with the acquisitions will depend, in part, upon the future performance of each of GAHL and CWC. See Note 16 of Notes to the Consolidated Financial Statements for additional information regarding the Series A preferred stock and Series B preferred stock.

The aggregate non-contingent consideration relating to the GAHL and the CWC acquisitions (before transaction costs) consisted of cash and Lazard Ltd stock and aggregated to approximately $216,200 and $206,900 as of December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, 993,024 and 815,558 shares of Class A common stock were issuable on a non-contingent basis, respectively. Additionally, at December 31, 2008 and 2007, 7,293 and 12,155 shares of Series A preferred stock, respectively, and, at December 31, 2007, 277 shares of Series B preferred stock were convertible into Class A common shares on a non-contingent basis, with the number of Class A common shares dependent, in part, upon future prices of the Class A common stock. At December 31, 2008 and 2007, 948,631 and 1,329,987 shares of Class A common stock, respectively, were contingently issuable and 24,452 shares of Series A preferred stock were contingently convertible into shares of Class A common stock as of each respective date, dependent upon the future performance of GAHL and CWC.

The Class A common stock payable as consideration for the GAHL and CWC acquisitions is issuable over multi-year periods.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

We have accounted for these business acquisitions using the purchase method of accounting, whereby the results of the acquired businesses are included in our consolidated financial results from the effective date of the respective acquisitions. As a result of the GAHL and CWC acquisitions, we recorded net tangible assets, identifiable intangible assets and goodwill of approximately $22,500, $31,000 and $159,300, respectively, as of December 31, 2007. Goodwill pertaining to these acquisitions is deductible for income tax purposes. A substantial portion of any contingent consideration will represent goodwill, and will be recognized in periods through March 31, 2012, when all of such contingencies should have been resolved. During the year ended December 31, 2008, contingent consideration of $9,282 was earned and recorded in goodwill. The operating results related to the acquisitions described above are primarily included in the Company’s Financial Advisory segment. See Note 12 of Notes to Consolidated Financial Statements for additional information relating to goodwill and other intangible assets.

Subsequent to the acquisitions of GAHL and CWC, we operate these businesses under the names “Lazard Middle Market” and “Lazard Carnegie Wylie,” respectively.

On January 31, 2008, Lazard Group acquired a 50% interest in MBA. We account for the investment in MBA using the equity method of accounting.

9.	TERMINATION OF STRATEGIC ALLIANCE IN ITALY

On May 15, 2006, Lazard Group completed the termination of its strategic alliance with Banca Intesa S.p.A. (“Intesa”), which conducted selected Italian investment banking business solely through Lazard & Co. S.r.l. (“Lazard Italy”), an indirect subsidiary of Lazard Group. In accordance with the provisions of the Termination Agreement, dated as of March 31, 2006, by and among Intesa, Lazard Group and Lazard Italy, the following adjustments were made to the terms of Intesa’s investment in Lazard Italy and Lazard Funding Limited LLC (“Lazard Funding”), a wholly-owned subsidiary of Lazard Group:

•

The $150,000 Subordinated Convertible Note Intesa purchased in March 2003 from Lazard Funding was amended and restated, among other things, to provide for its convertibility into a maximum of 2,631,570 shares of Class A common stock at an effective conversion price of $57 per share. The amended $150,000 subordinated convertible note (the “Amended $150,000 Subordinated Convertible Note”) matures on September 30, 2016 and has a fixed interest rate of 3.25% per annum. One-third in principal amount became convertible on and after July 1, 2008, an additional one-third will become convertible on and after July 1, 2009 and the last one-third on and after July 1, 2010, and no principal amount will be convertible after June 30, 2011. As of December 31, 2008, there have been no conversions of the $150,000 subordinated convertible note.

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

On June 29, 2007, Lazard Group redeemed both the $96,000 Senior Promissory Note and the $50,000 Subordinated Promissory Note.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

As a result of the termination of the strategic alliance with Intesa and Lazard Group’s repurchase of Intesa’s ownership interest, the Company realized a gain of $13,695, which is included in “revenue-other” on the consolidated statement of operations for the year ended December 31, 2006 and, after transaction and other costs, resulted in an increase in operating income of $5,274.

10.	LAZARD ALTERNATIVE INVESTMENTS

On May 10, 2005, Lazard Group and LFCM Holdings LLC (“LFCM Holdings”) entered into the business alliance agreement (the “business alliance agreement”) that, among other things, granted Lazard Group the option to acquire the North American and European fund management activities of Lazard Alternative Investments Holdings LLC (“LAI”), the subsidiary of LFCM Holdings that owns and operates LFCM Holdings’ alternative investment (including private equity) activities. This option is currently exercisable at any time prior to May 10, 2014, for a total price of $4,500. The option may be exercised by Lazard Group in two parts, consisting of a $2,500 option to purchase LAI’s remaining North American activities and a $2,000 option to purchase LAI’s European activities. The total option price referred to above reflects a reduction of $1,500 due to the payment of a like amount in February, 2008 to LFCM Holdings in connection with the initial public offering of Sapphire whereby LFCM Holdings agreed not to assert certain claims that it may believe that it had under the business alliance agreement and a reduction of $4,000 due to the payment of a like amount in February, 2009 to LFCM Holdings in connection with the spin-off of the management company of CP II and the amendments to the business alliance agreement described below. LAI’s fund management activities consist of the fund management and general partner entities, together with Lazard Group’s direct investments in related funds that were transferred to LFCM Holdings pursuant to or in anticipation of the May 10, 2005 separation (the “separation”) from the Company of its former Capital Markets and Other business segment.

The business alliance agreement provides Lazard Group with certain governance rights with respect to LAI and provides for support by LFCM Holdings of the business of LAI. With respect to historical investments and funds transferred to LFCM Holdings as part of the separation, profits realized prior to the exercise of the option are for the account of LFCM Holdings, whereas profits realized after the exercise of the option are for the account of Lazard Group. The master separation agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings (the “master separation agreement”) and the business alliance agreement provide for Lazard Group (i) to invest capital in future funds to be managed by LFCM Holdings’ subsidiaries and (ii) to receive incentive fee payments from such funds, as well as profits related to such investments, if any, irrespective of whether it exercises its purchase option.

In February, 2005, Lazard Group formed CP II, with a maximum of $1,000,000 of institutional capital commitments and a $100,000 maximum capital commitment from Lazard Group, the principal portion of which may require funding at any time through 2010. As of December 31, 2008, Lazard Group contributed $30,971 of its capital commitment, which is recorded as a private equity investment within “investments - other” on the consolidated statement of financial condition. Pursuant to the master separation and business alliance agreements, CP II was managed by a subsidiary of LFCM Holdings (“CP II MgmtCo”), and Lazard Group retained a capital commitment to CP II and is entitled to receive the carried interest distributions made by CP II (other than the carried interest distributions made to investment professionals who manage the fund).

In February, 2009, pursuant to agreements entered into by the Company with a subsidiary of LAI (“LAI North America”), LFCM Holdings and the investment professionals who manage CP II, equity ownership of CP II MgmtCo was transferred from LAI North America to the investment professionals who manage CP II (the “CP II MgmtCo Spin-Off”). In connection with the CP II MgmtCo Spin-Off, CP II MgmtCo became a

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

standalone entity and Lazard Group’s capital commitment to CP II was reduced from $100,000 to $50,000 (and CP II’s institutional capital commitments were reduced from $1,000,000 to $500,000). In addition, in connection with a $4,000 cash payment from Lazard Group to LFCM Holdings, the business alliance agreement was amended to remove any restriction on the Company engaging in private equity businesses in North America and to reduce the price of our option to acquire the fund management activities of LAI in North America from $6,500 to $2,500. Following the CP II MgmtCo Spin-Off, we retained our entitlement to receive a slightly reduced portion of the carried interest distributions made by CP II.

See Note 15 of Notes to Consolidated Financial Statements for additional information relating to LFCM Holdings, and with respect to commitments to CP II and to private equity funds managed by LAI.

11.    PROPERTY-NET

At December 31, 2008 and 2007 property-net consists of the following:

	Estimated Depreciable Life in Years	December 31,
		2008	2007
Buildings	33	$175,426	$185,509
Leasehold improvements	5-20	149,043	158,748
Furniture and equipment	3-10	60,223	49,405

Total		384,692	393,662
Less-Accumulated depreciation and amortization		(213,249)	(208,153)

Property-net		$171,443	$185,509

12.    GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at December 31, 2008 and 2007, which primarily pertain to the Company’s Financial Advisory segment, are described below.

	December 31,
	2008	2007
Goodwill	$170,277	$178,446
Other intangible assets (net of accumulated amortization)	4,867	9,463

	$175,144	$187,909

Changes in the carrying amount of goodwill for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year Ended December 31,
	2008	2007	2006
Balance, January 1	$178,446	$16,945	$15,996
Business acquisitions, additional contingent consideration earned	9,282	159,343	—
Foreign currency translation adjustments	(17,451)	2,158	949

Balance, December 31	$170,277	$178,446	$16,945

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The Company performs a goodwill impairment test annually or more frequently if circumstances indicate that impairment may have occurred. The Company has selected December 31 as the date to perform its annual impairment test. Pursuant to the Company’s goodwill impairment test for the years ended December 31, 2008, 2007 and 2006, the Company compared the fair value of each of its applicable reporting units to their corresponding carrying amounts, including goodwill, and determined that no impairment existed.

The gross cost and accumulated amortization as of December 31, 2008 and 2007, by major intangible asset category is as follows:

	December 31, 2008			December 31, 2007
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success fee contracts	$23,969	$23,969	$—	$23,969	$20,783	$3,186
Management fees, customer relationships and non-compete agreements	7,017	2,150	4,867	7,017	740	6,277

	$30,986	$26,119	$4,867	$30,986	$21,523	$9,463

Amortization expense of intangible assets for the years ended December 31, 2008 and 2007 was $4,596 and $21,523, respectively. There was no amortization expense of intangible assets for the year ended December 31, 2006. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense
2009	$1,272
2010	1,127
2011	903
2012	511
2013	400
Thereafter	654

Total amortization expense	$4,867

13.    OTHER ASSETS AND OTHER LIABILITIES

The following table sets forth the Company’s other assets, by type, as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Current and deferred income taxes receivable (net of valuation allowance) and other taxes	$118,401	$85,032
Accruals and prepayments (including prepaid pension assets, see Note 18)	75,315	65,778
Deferred debt issuance costs	8,957	12,676
Other	56,888	37,061

Total	$259,561	$200,547

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table sets forth the Company’s other liabilities, by type, as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Accrued expenses	$115,320	$146,655
Current and deferred income taxes and other taxes	86,901	153,562
Employee benefit-related liabilities	69,345	75,563
LAM Merger (present value of unpaid cash consideration)	60,324	—
Unclaimed funds at LFB	55,583	57,193
Abandoned leased space (principally in the U.K.)	10,259	27,805
Securities sold, not yet purchased	6,975	21,864
Other	99,152	86,537

Total	$503,859	$569,179

14.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of December 31, 2008 and 2007:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of December 31,
				2008	2007
Lazard Group 7.125% Senior Notes(a)	$550,000	2015	7.125%	$538,500	$550,000
Lazard Group 6.12% Senior Notes(b)	437,500	2008	6.12%	—	437,500
Lazard Group 6.85% Senior Notes(c)	600,000	2017	6.85%	549,250	600,000
Lazard Group Credit Facility(d)	150,000	2010	1.75%	—	—

Total				$1,087,750	$1,587,500

(a)	Concurrent with Lazard Ltd’s initial public offering on May 10, 2005 (the “equity public offering”), Lazard Group issued, in a private placement, $550,000 aggregate principal amount of 7.125% senior notes due May 15, 2015 (the “Lazard Group 7.125% Senior Notes”). On October 31, 2005, pursuant to an exchange offer, Lazard Group exchanged $546,000 in aggregate principal amount of its privately-placed 7.125% Senior Notes for $546,000 in aggregate principal amount of its 7.125% senior notes (the “7.125% Exchange Notes”) that were registered under the Securities Exchange Act of 1933, as amended (the “Securities Act”). The 7.125% Exchange Notes are substantially identical to the privately-placed 7.125% Senior Notes, except that the transfer restrictions applicable to the privately-placed 7.125% Senior Notes do not apply to the 7.125% Exchange Notes. During the year ended December 31, 2008, the Company repurchased $11,500 principal amount of the 7.125% Exchange Notes at a cost, excluding accrued interest, of $7,974 and, after the write-off of applicable unamortized debt issuance costs of $75, recognized a pre-tax gain of $3,451.

In connection with the issuance of the Lazard Group 7.125% Senior Notes, on April 1, 2005, Lazard Group entered into an interest rate forward agreement for a notional amount of $650,000 to ensure that the base rate (excluding market-driven credit spreads) on the Lazard Group 7.125% Senior Notes would be no greater than 4.5%. Lazard Group settled the interest rate forward agreement as of May 9, 2005, which required a payment by Lazard Group of $13,004. Of this amount, in accordance with SFAS No. 133, $11,003 was deemed to be the effective portion of the hedge and recorded within “accumulated other comprehensive income (loss), net of tax”, and is being amortized as a charge to interest expense over the ten year term of the Lazard Group 7.125% Exchange Notes.

(b)

Concurrent with Lazard Ltd’s equity public offering on May 10, 2005, Lazard Ltd consummated an initial offering of equity security units (the “ESUs”) in an aggregate offering amount of $287,500. In addition, on

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

May 10, 2005, Lazard Ltd issued $150,000 aggregate principal amount of ESUs to Natixis, which was a subsidiary of Caisse Nationale des Caisses d’Epargne. Each ESU was issued for $25 and consisted of (i) a purchase contract (the “purchase contract”) which obligated holders to purchase, and Lazard Ltd to sell, on May 15, 2008, a number of newly issued shares of Class A common stock equal to a settlement rate (the “settlement rate”) based on the trading price of its Class A common stock during a period preceding that date and (ii) a 1/40, or 2.5%, ownership interest in a 6.12% senior note due 2035 of Lazard Group (the “6.12% Senior Notes”).

The terms of the ESUs provided for a remarketing of the 6.12% Senior Notes which commenced on May 2, 2008 (the “remarketing”). In connection with the remarketing, on May 15, 2008 (i) the stated maturity of the 6.12% Senior Notes was reset to May 15, 2010, (ii) the interest rate on the 6.12% Senior Notes was reset to 4.00% per annum and (iii) $437,488 aggregate principal amount of the 6.12% Senior Notes was purchased by Lazard Group. The $12 aggregate principal amount of the 6.12% Senior Notes remaining outstanding has been reclassified to “other liabilities” on the consolidated statement of financial condition at December 31, 2008.

On May 15, 2008, the purchase contracts were settled at the settlement rate and, in connection therewith, Lazard Ltd issued 14,582,750 shares of its Class A common stock. This resulted in an increase in Class A common stock and “additional paid-in-capital” of $146 and $437,354, respectively.

(c)	On June 21, 2007, Lazard Group completed a private placement of $600,000 aggregate principal amount of 6.85% senior notes due June 15, 2017 (the “6.85% Senior Notes”). On August 16, 2007, pursuant to an exchange offer, Lazard Group exchanged $599,300 in aggregate principal amount of its privately-placed 6.85% Senior Notes for $599,300 in aggregate principal amount of its 6.85% senior notes (the “6.85% Exchange Notes”) that were registered under the Securities Act. The 6.85% Exchange Notes are substantially identical to the privately-placed 6.85% Senior Notes, except that the transfer restrictions applicable to the privately placed 6.85% Senior Notes do not apply to the 6.85% Exchange Notes. During the year ended December 31, 2008, the Company repurchased $50,750 principal amount of the 6.85% Exchange Notes at a cost, excluding accrued interest, of $33,463 and, after the write-off of unamortized debt issuance costs of $485, recognized a pre-tax gain of $16,802.

(d)	Lazard Group maintains a $150,000 senior revolving credit facility with a group of lenders (the “Lazard Group Credit Facility”). Interest rates under the Credit Facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of December 31, 2008 and 2007, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 1.75% and 5.75%, respectively. At December 31, 2008 and 2007, no amounts were outstanding under the Lazard Group Credit Facility.

Subordinated Debt—Subordinated debt at December 31, 2008 and 2007 amounted to $150,000 at each date and represents the Amended $150,000 Subordinated Convertible Note associated with the strategic alliance transaction in Italy and the termination thereof (see Note 9 of Notes to Consolidated Financial Statements).

Debt maturities relating to senior and subordinated borrowings outstanding at December 31, 2008 for each of the five years in the period ending December 31, 2013 and thereafter are set forth in the table below. For purposes of this table, it was assumed that the Amended $150,000 Subordinated Convertible Note remains outstanding in accordance with its stated terms.

Year Ending December 31,	Senior Debt	Subordinated Debt	Total
2009-2013	$—	$—	$—
Thereafter	1,087,750	150,000	1,237,750

Total	$1,087,750	$150,000	$1,237,750

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The Company’s senior and subordinated debt are recorded at historical amounts. At December 31, 2008, the aggregate carrying value of the Company’s senior and subordinated debt ($1,237,750) exceeded fair value by $354,382. At December 31, 2007, the carrying value of the Company’s senior and subordinated debt approximated fair value. The fair value of the Company’s senior and subordinated debt was estimated using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements or based on market quotations where available.

The Lazard Group Credit Facility contains certain financial condition covenants. In addition, the Lazard Group Credit Facility, the indenture and supplemental indentures relating to Lazard Group’s senior notes as well as its Amended $150,000 Subordinated Convertible Note contain certain covenants (none of which relate to financial condition), events of default and other customary provisions, including a customary make-whole provision in the event of early redemption where applicable. As of December 31, 2008, the Company was in compliance with all of these provisions. All of the Company’s senior and subordinated debt obligations are unsecured.

As of December 31, 2008, the Company had approximately $229,000 in unused lines of credit available to it, including approximately $57,000 of unused lines of credit available to LFB.

15.    COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office space and equipment under non-cancelable lease agreements, which expire on various dates through 2022.

Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. For the years ended December 31, 2008, 2007 and 2006, aggregate rental expense relating to operating leases amounted to $74,558, $73,310 and $56,540, respectively, and is included in “occupancy and equipment” or “technology and information services” on the consolidated statements of operations, depending on the nature of the underlying asset. The Company subleases office space under agreements, which expire on various dates through 2015. Sublease income from such agreements was $11,531, $12,511 and $10,480 for the years ended December 31, 2008, 2007 and 2006, respectively.

Capital lease obligations recorded under sale/leaseback transactions are payable through 2017 at a weighted average interest rate of approximately 6.13%. Such obligations are collateralized by certain buildings with a net book value of approximately $27,458 and $29,496 at December 31, 2008 and 2007, respectively. The net book value of all assets recorded under capital leases aggregated $30,089 and $29,741 at December 31, 2008 and 2007, respectively.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

At December 31, 2008, minimum rental commitments under non-cancelable leases, net of sublease income, are approximately as follows:

Year Ending December 31,	Minimum Rental Commitments
	Capital	Operating
2009	$4,942	$67,651
2010	3,466	57,876
2011	3,434	52,641
2012	3,067	39,268
2013	3,035	25,655
Thereafter	17,196	197,032

Total minimum lease payments	35,140	440,123
Less amount representing interest	8,315

Present value of capital lease commitments	$26,825

Sublease proceeds		45,062

Net lease payments		$395,061

With respect to abandoned leased facilities in the U.K., at December 31, 2008 and 2007 the Company has recognized liabilities of $9,522 and $26,991, respectively, exclusive of the indemnification described below, which are included in “other liabilities” on the consolidated statements of financial condition. Payments toward the liabilities continue through the remaining term of the leases. Such liabilities are based on the discounted future commitment, net of expected sublease income.

Under the master separation agreement and a related lease indemnity agreement, dated as of May 10, 2005, LFCM Holdings is obligated to indemnify Lazard Group for certain liabilities relating to abandoned leased space in the U.K. During the fourth quarter of 2005, Lazard Group entered into an agreement with LFCM Holdings which provided for LFCM Holdings to pay to Lazard Group $25,000 in full satisfaction of its indemnification obligations with respect to the abandoned leased space. The net present value of the balance due at December 31, 2008 and 2007 of $4,085 and $7,037, respectively, after giving effect to payments received through the respective dates, is included in “receivables - related parties” on the consolidated statements of financial condition (see Note 20 of Notes to Consolidated Financial Statements). The balance at December 31, 2008 is due based on a schedule of periodic payments through May 10, 2010.

Guarantees—On March 12, 2007, Lazard entered into an agreement to guarantee to a foreign tax jurisdiction the deferred payment of certain income tax obligations and potential tax penalties of certain managing directors of Lazard Group, which, as of December 31, 2008, aggregate to $16,910. These managing directors have pledged their interests in LAZ-MD Holdings (which are exchangeable into shares of Class A common stock) and unsold shares of Class A common stock received in exchange for such interests to collateralize such guarantee, with the value of such collateral in each case exceeding the guarantee provided by Lazard.

In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At December 31, 2008, LFB had $10,799 of such indemnifications and held $8,355 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the consolidated statement of financial condition.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Private Equity Funding Commitments—At December 31, 2008, the principal commitments by the Company for capital contributions to private equity investment funds, all of which are managed by LAI or CP II MgmtCo., are set forth below:

		Total Lazard Commitment (b)
Name of Fund	Total Institutional Commitment	Maximum Commitment	Funding Expiration Date	Unfunded As of December 31, 2008
CP II (as adjusted in February, 2009 – see Note 10 above)	$500,000	$50,000	2010	$19,029
Senior Housing	201,000	10,000	2009(a)	1,706

	$701,000	$60,000		$20,735

(a)	Under certain circumstances, $829 may be called at any time prior to the fund liquidation.
(b)	The table above excludes other unfunded commitments by Lazard at December 31, 2008 of (i) $3,645 to Company-sponsored private equity investment funds (including $2,564 in connection with the Company’s compensation plans), which are contingent upon certain events and have no definitive final payment dates, and (ii) with respect to Lazard Technology Partners III, a fund that has not been formed, for which Lazard has a minimum and maximum commitment of $15,000 and $20,000, respectively, contingent upon the formation of such fund.

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. The commitments have an expiration date and, once drawn upon, may require the counterparty to post collateral depending on the counterparty’s creditworthiness. Outstanding commitments at December 31, 2008 were $20,799. This amount may not represent future cash requirements as commitments may expire without being drawn upon.

See Note 18 of Notes to Consolidated Financial Statements for information regarding obligations to fund our pension plans in the U.K.

On January 24, 2008, Sapphire, a newly organized special purpose acquisition company formed by Lazard Funding, completed an initial public offering which, prior to offering costs, raised $800,000 through the sale of 80,000,000 units at an offering price of $10.00 per unit (the “Sapphire IPO”). Each unit consists of one share of Sapphire common stock and one warrant, with such warrant entitling the holder to purchase one share of Sapphire common stock for $7.00. Sapphire was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses primarily with general industrial companies in North America (collectively referred to as the “Initial Business Combination”).

In connection with the formation of Sapphire, Lazard Funding purchased from Sapphire 15,144,000 units (“Founders’ Units”) at a total cost of approximately $95. Each Founders’ Unit consists of one share of Sapphire common stock and one warrant, with such warrant entitling the holder to purchase one share of Sapphire common stock for $7.50. On January 24, 2008, in connection with the Sapphire IPO, Lazard Funding purchased (i) 5,000,000 units in the Sapphire IPO at a purchase price equal to the public offering price of $10.00 per unit (for an aggregate purchase price of $50,000), and (ii) an aggregate of 12,500,000 warrants from Sapphire at a price of $1.00 per warrant (for a total purchase price of $12,500). Furthermore, Lazard Funding entered into an agreement with the underwriter to purchase, subsequent to the Sapphire IPO and prior to the closing of the Initial Business Combination, up to an additional $37,500 worth of Sapphire common shares in open market purchases.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

In connection with the Sapphire IPO, and pursuant to certain rights afforded LFCM Holdings under the business alliance agreement, Lazard Funding offered CP II the right, through the date of a public announcement of the Initial Business Combination, to purchase from Lazard Funding, at a cost of $10.00 per unit, up to 2,000,000 Sapphire units (for an aggregate purchase price of up to $20,000).

Our investment in Sapphire is being accounted for using the equity method of accounting and is included in “investments - other” on the accompanying consolidated statement of financial condition as of December 31, 2008.

See Notes 4 and 8 of Notes to Consolidated Financial Statements for information regarding commitments relating to the LAM Merger and business acquisitions, respectively.

The Company has various other contractual commitments arising in the ordinary course of business. In the opinion of management, the consummation of such commitments will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Legal—The Company’s businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. The Company is involved from time to time in a number of judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses, including proceedings initiated by former employees alleging wrongful termination. The Company reviews such matters on a case-by-case basis and establishes any required reserves in accordance with SFAS No. 5, “Accounting For Contingencies.” Management believes, based on currently available information, that the results of such matters, in the aggregate, will not have a material adverse effect on its financial condition but might be material to its operating results or cash flows for any particular period, depending upon the operating results for such period.

On September 8, 2008, an action was commenced in the Federal District court for the Southern District of New York by Leslie Dick Worldwide, Ltd. and Leslie Dick arising out of the bankruptcy of Conseco Inc. The lawsuit named as defendants: George Soros, Soros Fund Management LLC, SFM Management LLC, Conseco Inc., Vornado Realty Trust, German American Capital Corp., Deutsche Bank AG, EastDil Secured LLC, Harry Macklowe, Fortress Investment Group LLC, Cerberus Capital Management, Kirkland & Ellis LLP, Fried, Frank, Harris, Shriver & Jacobson LLP, Carmel Fifth LLC, 767 Manager LLC, Donald J. Trump and LFNY. The complaint alleged RICO and antitrust violations by defendants in connection with the sale of Conseco’s assets, including the General Motors Building. Lazard moved to dismiss the lawsuit as being without merit and failing to state any legally actionable claim against LFNY. In response to the motions to dismiss by Lazard and other defendants, on February 22, 2009, plaintiffs amended their complaint. The amended complaint does not contain any claims against Lazard and Lazard is no longer named as a defendant in this action.

16.	STOCKHOLDERS’ EQUITY (DEFICIENCY)

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in three monthly installments, as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February. In addition, other periodic distributions to members included, as applicable, capital withdrawals, fixed return on members’ equity and income tax advances made on behalf of members.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

At December 31, 2008 and 2007, Lazard Group common membership interests held by subsidiaries of Lazard Ltd amounted to 62.4% and 48.3%, respectively, and by LAZ-MD Holdings amounted to 37.6% and 51.7%, respectively. Pursuant to provisions of its Operating Agreement, Lazard Group distributions in respect of its common membership interests are allocated to the holders of such interests on a pro rata basis. Such distributions represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and the members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. During the years ended December 31, 2008, 2007 and 2006, Lazard Group distributed $20,694, $20,056 and $22,357, respectively, to LAZ-MD Holdings and $23,056, $18,308 and $13,480, respectively, to the subsidiaries of Lazard Ltd, which latter amounts were used by Lazard Ltd to pay dividends to third-party holders of its Class A common stock. In addition, during the years ended December 31, 2008, 2007 and 2006, Lazard Group made tax distributions of $83,358, $109,908 and $43,253, respectively, including $39,205, $60,334 and $26,968, respectively, paid to LAZ-MD Holdings and $44,153, $49,574 and $16,285, respectively, paid to subsidiaries of Lazard Ltd.

On January 27, 2009, the Board of Directors of Lazard Ltd declared a quarterly dividend of $0.10 per share on its Class A common stock, totaling $7,629, payable on February 27, 2009 to stockholders of record on February 6, 2009.

Primary and Secondary Offerings—On December 6, 2006, Lazard Ltd closed an underwritten public offering of additional shares of its Class A common stock. The offering was comprised of a primary offering (the “2006 Primary Offering”) of 7,000,000 newly-issued shares by Lazard Ltd and a secondary offering (the “2006 Secondary Offering”) of 6,000,000 shares offered to the public by certain current and former managing directors of Lazard and their permitted transferees (the “2006 Selling Shareholders”). The 6,000,000 shares offered in the 2006 Secondary Offering were also newly-issued shares of Class A common stock as a result of the 2006 Selling Shareholders exchanging an equivalent amount of their common membership interests in Lazard Group (received in exchange for their membership interests in LAZ-MD Holdings) for newly-issued shares of Class A common stock. In addition, on December 6, 2006, in connection with the 2006 Primary Offering and 2006 Secondary Offering, the underwriters exercised their over-allotment option to purchase an additional 1,050,400 newly-issued shares of Class A common stock at the same price per share.

Lazard Ltd received net proceeds of $349,137 as the result of the 2006 Primary Offering, including the exercise of the underwriters’ over-allotment option, after estimated expenses of $2,800. Lazard Ltd did not receive any net proceeds from the sales of common stock offered by the 2006 Selling Shareholders. Immediately following the 2006 Primary Offering, Lazard Ltd and its subsidiaries received 8,050,400 additional Lazard Group common membership interests in exchange for the net proceeds from the 2006 Primary Offering. In the 2006 Secondary Offering, Lazard Ltd and its subsidiaries received an additional 6,000,000 Lazard Group common membership interests from the exchanging LAZ-MD members in exchange for the issuance to them of 6,000,000 Class A common shares. LAZ-MD members then sold those shares to the public.

As a result of the 2006 offerings, Lazard Ltd’s ownership interest in Lazard Group increased from 37.7% prior to the offerings to 47.9% subsequent thereto. Correspondingly, LAZ-MD Holdings’ ownership in Lazard Group decreased from 62.3% prior to the offerings to 52.1% subsequent thereto.

Lazard Capital Markets LLC (“LCM”), a wholly-owned subsidiary of LFCM Holdings, was a member of the underwriting group for both the 2006 Primary and Secondary Offerings, and, in such capacity, earned revenue, net of estimated underwriting expenses, of $4,118. The business alliance agreement provides for Lazard Group to receive a

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

referral fee equal to approximately half of the net revenue obtained by LCM in respect of any underwriting or distribution opportunity referred to it by Lazard Group. In that connection, as of December 31, 2006, Lazard Group’s consolidated statement of financial condition included a receivable from LFCM Holdings of $2,059, with the portion of such amount relating to the 2006 Primary Offering of $1,180 being recorded as an increase to its members’ equity in the fourth quarter of 2006 and the portion of such amount relating to the 2006 Secondary Offering of $879 being recorded in “revenue-other” in such period. See Note 20 of Notes to Consolidated Financial Statements for additional information regarding the business alliance agreement.

Pursuant to a Prospectus Supplement dated September 3, 2008, certain selling shareholders of Lazard Ltd (which include current and former managing directors who hold LAZ-MD Holdings exchangeable interests and/or Class A common stock) offered to sell 6,442,721 shares of Class A common stock pursuant to an underwriting agreement and pricing agreement. Lazard Ltd did not receive any net proceeds from the sales of such Class A common stock.

Pursuant to the underwriting agreement and the pricing agreement, the underwriters had the option to purchase up to an additional 715,858 shares of Class A common stock (together with the offering of 6,442,721 shares of Class A common stock (the “2008 Secondary Offering”)) from the selling shareholders (the “2008 Selling Shareholders”). To the extent that this option was not exercised in full, Lazard Group agreed to separately purchase from the 2008 Selling Shareholders, at the public offering price less the underwriting discount, all of those shares covered by the option and not purchased pursuant to the option. Pursuant to that separate purchase agreement, Lazard Group purchased 68,238 shares of Class A common stock for an aggregate cost of $2,430 ($35.61 per share). In addition, pursuant to the underwriting agreement, Lazard Group also separately purchased 715,858 shares of Class A common stock from the 2008 Selling Shareholders for an aggregate cost of $25,493 ($35.61 per share). The shares of Class A common stock described in this paragraph purchased by Lazard Group were purchased as part of the share repurchase program described below. In the aggregate, the 2008 Selling Shareholders sold a total of 7,874,437 shares of Class A common stock (including 1,472,906 shares of Class A common stock previously exchanged for LAZ-MD Holdings exchangeable interests and 6,401,531 shares of Class A common stock exchanged for LAZ-MD Holdings interests concurrently with the 2008 Secondary Offering).

As a result of the 2008 offerings, Lazard Ltd’s ownership interest in Lazard Group increased from 56.8% prior to the offerings to 62.0% subsequent thereto. Correspondingly, LAZ-MD Holdings’ ownership in Lazard Group decreased from 43.2% prior to the offerings to 38.0% subsequent thereto.

See Note 7 of Notes to Consolidated Financial Statements for additional information regarding Lazard Ltd’s and LAZ-MD Holdings’ ownership interests in Lazard Group.

LCM was a member of the underwriting group for the 2008 Secondary Offering, and, in such capacity, earned revenue, net of estimated underwriting expenses, of approximately $1,852. Due to the referral arrangement described above, as of December 31, 2008 Lazard Group had recorded a receivable from LCM of approximately $926, and recognized a corresponding amount of income in “revenue-other.”

Exchange of Lazard Group Common Membership Interests—In addition to the exchanges that occurred in connection with the 2008 Secondary Offering, on May 12, 2008, August 7, 2008 and November 7, 2008, Lazard Ltd issued 2,321,909, 323,137 and 265,611 shares of Class A common stock, respectively, in connection with the exchange of a like number of common membership interests of Lazard Group (received in exchange for their membership interests in LAZ-MD Holdings).

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

ESU Settlement—As described in more detail in Note 14 of Notes to Consolidated Financial Statements, on May 15, 2008 the Company issued 14,582,750 shares of its Class A common stock in connection with the settlement of the purchase contracts related to the ESUs.

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s Equity Incentive Plan, and 2008 Incentive Compensation Plan (the “2008 Plan”) and activity with respect thereto during the years ended December 31, 2008, 2007 and 2006, is presented below.

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

Restricted Stock Unit Grants (“RSUs”)

RSUs require future service as a condition for the delivery of the underlying shares of Class A common stock and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. The grant date fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods as required under SFAS No. 123(R), and, for purposes of calculating diluted net income per share, are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method. Expense relating to RSUs is charged to “compensation and benefits” expense within the consolidated statements of operations, and amounted to $234,602, $104,765 and $22,995 for the years ended December 31, 2008, 2007 and 2006, respectively. RSU’s issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the years ended December 31, 2008, 2007 and 2006, dividend participation rights required the issuance of 208,596, 55,836 and 22,467 RSUs, respectively, and resulted in a charge to “retained earnings” and a credit to “additional paid-in-capital,” net of estimated forfeitures, of $7,211, $2,570 and $883, during the respective periods.

During the year ended December 31, 2008, 763,335 RSUs vested. In connection therewith, and after considering the withholding tax obligations pertaining thereto, 639,016 shares of Class A common stock held by Lazard Group were delivered.

Deferred Stock Unit Grants (“DSUs”)

Non-executive members of the Board of Directors receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs which amounted to 28,090, 12,459, and 12,320 DSUs granted during the years ended December 31, 2008, 2007 and 2006, respectively. Their

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into Class A common stock at the time of cessation of service to the Board. The DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock resulting in nominal cash payments for the years ended December 31, 2008, 2007 and 2006. DSU awards are expensed at their fair value on their date of grant, which, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan, totaled $1,331, $821 and $549 during the years ended December 31, 2008, 2007 and 2006, respectively.

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the Equity Incentive Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. During the years ended December 31, 2008, 2007 and 2006, 7,694, 3,161 and 1,070 DSUs, respectively, had been granted pursuant such Plan.

The following is a summary of activity relating to RSUs and DSUs during the three-year period ended December 31, 2008:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2006	1,033,733	$23.87	9,968	$25.33
Granted (including 22,467 RSUs relating to dividend participation)	3,133,712	$34.96	13,390	$41.02
Forfeited	(158,063)	$34.04	—	—
Vested/Converted	—	—	(3,668)	$26.89

Balance, December 31, 2006	4,009,382	$32.13	19,690	$35.71

Granted (including 55,836 RSUs relating to dividend participation)	5,873,905	$49.28	15,620	$52.55
Forfeited	(294,145)	$40.36	—	—
Vested/Converted	(81,207)	$47.15	—	—

Balance, December 31, 2007	9,507,935	$42.35	35,310	$43.16

Granted (including 208,596 RSUs relating to dividend participation)	14,032,621	$37.02	35,784	$37.19
Forfeited	(635,753)	$40.40	—	—
Vested/Converted	(763,335)	$37.90	(5,838)	$38.28

Balance, December 31, 2008	22,141,468	$39.17	65,256	$40.32

As of December 31, 2008, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $457,839, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.2 years subsequent to December 31, 2008 (exclusive of the acceleration of unrecognized RSU compensation expense included within the compensation and benefits expense charge related to the Company’s workforce reductions and realignments announced in February, 2009 (see Note 23 of Notes to Consolidated Financial Statements)). The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Incentive Awards Granted In February, 2009

In February, 2009, the Company granted 6,512,301 RSUs to eligible employees that vest on March 1, 2013, and had a fair value on the date of grant of $31.17 per RSU. A portion of the incentive awards also included a deferred cash component aggregating $147,206, which vests over a maximum four-year period. Such deferred cash awards vest and are payable $48,048 on November 30, 2009, $35,157 on each of November 30, 2010 and February 28, 2012 and $28,844 on February 28, 2013. Payments are subject to the employee meeting the vesting requirements, and, except for the November 30, 2009 payment, earn interest at an annual rate of 5%. The compensation expense with respect to the RSU and deferred cash component awards, net of estimated forfeitures, will be recognized over weighted average periods of 4.0 and 2.2 years, respectively.

Share Repurchase Program

The Board of Directors of Lazard Ltd has authorized, on a cumulative basis, the repurchase of up to $500,000 in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2009. The Company expects that the share repurchase program, with respect to the Class A common stock, will be used primarily to offset a portion of the shares that have been or will be issued under the Equity Incentive Plan and the 2008 Plan. Purchases may be made in the open market or through privately negotiated transactions. During the year ended December 31, 2008 (including the shares purchased separately from, but in connection with, the 2008 Secondary Offering described above), Lazard Group purchased 8,308,170 shares of Class A common stock at an average price of $33.35 per share and 71,852 Lazard Group common membership interests at an average price of $35.61 per common membership interest. During the years ended December 31, 2007 and 2006, Lazard Group purchased 1,678,600 and 115,000 shares, respectively, of Class A common stock in the open market for an aggregate cost of $68,052 and $4,179, respectively (at average purchase prices of $40.54 per share and $36.34 per share, respectively). As a result of Lazard Group’s delivery of 644,854 shares and 80,754 shares for the settlement of vested RSUs and DSUs during the years ended December 31, 2008 and 2007, respectively, there were 9,376,162 shares of Class A common stock held by Lazard Group at December 31, 2008. Such Class A common shares are reported, at cost, as “Class A common stock held by a subsidiary” on the consolidated statements of financial condition. Furthermore, pursuant to the share repurchase program, during the year ended December 31, 2007 Lazard Group purchased 583,899 common membership interests from LAZ-MD Holdings in privately negotiated transactions with an aggregate cost of $21,840 ($37.40 per common membership interest).

As of December 31, 2008, $126,306 of the initial $500,000 repurchase authorization remained available under the share repurchase program.

Preferred Stock

Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A preferred stock and Series B preferred stock. As of December 31, 2008 and 2007, 31,745 and 36,607 shares of Series A preferred stock were outstanding, respectively. As of December 31, 2007, 277 shares of Series B preferred stock were outstanding. As of December 31, 2008, all 277 shares of Series B preferred stock and 4,862 shares of Series A preferred stock have been converted into Class A common stock. Such preferred shares were issued in connection with the acquisition of CWC as described in Note 8 of Notes to the Consolidated Financial Statements. These shares of preferred stock have no voting or dividend rights.

At December 31, 2008, 7,293 of the Series A preferred shares outstanding were convertible into shares of Class A common stock. At December 31, 2007, the 277 shares of Series B preferred stock and 12,155 shares of

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

the Series A preferred stock outstanding were convertible into shares of Class A common stock. The remaining 24,452 shares of Series A preferred stock outstanding at December 31, 2008 and December 31, 2007 may be convertible into shares of Class A common stock upon completion or satisfaction of specified obligations in the CWC acquisition agreement.

The initial conversion rate, at the time of the acquisition was 100 shares of Class A common stock to one share of Series A or Series B preferred stock, with the ultimate conversion rate dependent on certain variables, including the value of the Class A common stock, as defined, and the currency exchange rate on the date of conversion.

The Series A preferred stock and Series B preferred stock have been issued pursuant to Section 4(2) of the Securities Act and Regulation S thereunder.

Accumulated Other Comprehensive Income (Loss), Net of Tax

The components of “accumulated other comprehensive income (loss), net of tax” at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
Currency translation adjustments	$(30,955)	$121,280
Interest rate hedge	(6,851)	(8,097)
Net unrealized loss on available-for-sale securities	(41,512)	(670)
Employee benefit plans	(45,745)	(60,022)

Sub-total	(125,063)	52,491
Less portion allocated to LAZ-MD Holdings minority interest (see Note 7)	45,628	—

Accumulated other comprehensive income (loss), net of tax	$(79,435)	$52,491

17.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

The Company’s basic and diluted net income per share calculations for the years ended December 31, 2008, 2007 and 2006 are computed as described below.

Basic Net Income Per Share

Numerator—utilizes net income for the years ended December 31, 2008, 2007 and 2006, plus applicable adjustments to net income for such years associated with the inclusion of shares of Class A common stock issuable in connection with both the LAM Merger and business acquisitions, as described in Notes 4 and 8, respectively, of Notes to Consolidated Financial Statements.

Denominator—utilizes the weighted average number of shares of Class A common stock outstanding for the years ended December 31, 2008, 2007 and 2006, plus applicable adjustments to the weighted average number of shares of Class A common stock outstanding for such years associated with shares of Class A common stock issuable in connection with the LAM Merger and business acquisitions.

Diluted Net Income Per Share

Numerator—utilizes net income for the years ended December 31, 2008, 2007 and 2006 as in the basic net income per share calculation described above, plus, to the extent applicable and dilutive, (i) interest expense on

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

convertible debt and the ESUs, (ii) changes in minority interest in net income (loss) resulting from assumed share issuances in connection with DSUs, RSUs, ESUs, convertible debt, convertible preferred stock and, on an “as-if-exchanged” basis, amounts applicable to LAZ-MD Holdings exchangeable interests and (iii) income tax related to (i) and (ii) above.

Denominator—utilizes the weighted average number of shares of Class A common stock outstanding for the years ended December 31, 2008, 2007 and 2006 as in the basic net income per share calculation described above, plus, to the extent dilutive, the incremental number of shares of Class A common stock to settle DSU and RSU awards, ESUs, convertible debt, convertible preferred stock and LAZ-MD Holdings exchangeable interests, using the treasury stock method, the “if converted” method or the “as-if-exchanged” method, as applicable.

The calculations of the Company’s basic and diluted net income per share and weighted average shares outstanding for the years ended December 31, 2008, 2007 and 2006 are presented below:

	Year Ended December 31,
	2008	2007	2006
Net income	$3,138	$155,042	$92,985
Add — adjustment associated with Class A common stock issuable relating to the LAM Merger and business acquisitions	484	678	—

Net income — basic	3,622	155,720	92,985
Add — dilutive effect of:
Adjustments to income relating to interest expense and changes in minority interest in net income (loss) resulting from assumed share issuances in connection with DSUs, RSUs, ESUs, convertible debt and convertible preferred stock, net of tax	—	17,623	8,835

Net income — diluted	$3,622	$173,343	$101,820

Weighted average number of shares of Class A common stock outstanding	59,178,407	50,875,372	38,432,815
Add — adjustment for shares of Class A common Stock issuable relating to the LAM Merger and business acquisitions	1,696,327	310,267	—

Weighted average number of shares of Class A common stock outstanding — basic	60,874,734	51,185,639	38,432,815
Add — dilutive effect of:
Weighted average number of incremental shares issuable from DSUs, RSUs, ESUs, convertible debt and convertible preferred stock	—	11,026,978	5,733,316

Weighted average number of shares of Class A common stock outstanding — diluted	60,874,734	62,212,617	44,166,131

Net income per share of Class A common stock:
Basic	$0.06	$3.04	$2.42

Diluted	$0.06	$2.79	$2.31

For the years ended December 31, 2008, 2007 and 2006, the LAZ-MD Holdings exchangeable interests were antidilutive (and consequently the effect of their conversion into shares of Class A common stock has been excluded from the calculation of diluted net income per share).

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

18.	EMPLOYEE BENEFIT PLANS

The Company, through its subsidiaries, provides retirement and other post-employment benefits to certain of its employees through defined contribution and defined benefit pension plans and other post-retirement benefit plans. The Company has the right to amend or terminate its benefit plans at any time subject to the terms of such plans. Expenses (benefits) related to the Company’s employee benefit plans are included in “compensation and benefits” expense on the consolidated statements of operations. The Company uses December 31 as the measurement date for its employee benefit plans.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which the Company adopted as of December 31, 2006. In accordance with SFAS No. 158, the Company recognized, in its consolidated statement of financial condition at December 31, 2006, the funded status of its defined benefit pension and other post-retirement benefit plans, as measured by the difference between the fair value of the plan assets and the corresponding benefit obligations. Additionally, pursuant to SFAS No. 158, actuarial gains and losses and prior service costs and credits that arise during the year are to be recognized in accumulated other comprehensive income (loss), net of tax, to the extent such items are not recognized in earnings as a component of net periodic benefit cost (credit).

The Company’s pension and post-retirement benefits plans are described below.

LFNY Defined Benefit Pension Plans and Post-Retirement Benefit Plan—LFNY has two non-contributory defined benefit pension plans—the Employees’ Pension Plan (“EPP”), which provides benefits to participants based on certain averages of compensation, as defined, and the Employees’ Pension Plan Supplement (“EPPS”), which provides benefits to certain employees whose compensation exceeds a defined threshold. It is LFNY’s policy to fund EPP to meet the minimum funding standard as prescribed by the Employee Retirement Income Security Act of 1974 (“ERISA”). EPPS is a non-qualified supplemental plan that was unfunded at December 31, 2008. LFNY utilizes the “projected unit credit” actuarial method for financial reporting purposes.

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

Effective January 1, 2005, post-retirement health care benefits are no longer offered to those managing directors and employees hired on or after the effective date and for those managing directors and employees hired before the effective date who attain the age of 40 after December 31, 2005. In addition, effective January 1, 2006, the cost sharing policy changed for those who qualify for the benefit. LFNY amended the Medical Plan effective January 1, 2008, such that employees and managing directors who meet the Medical Plan’s age and service requirements have the ability, upon retirement, to elect to purchase medical coverage through the Medical Plan at no cost to LFNY.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Settlement Transactions Relating to LFNY’s EPP, EPPS and Medical Plan—During the years ended December 31, 2008 and 2006, the Company recognized settlement losses of $1,041 and $1,139, respectively, attributable to settlements with pension plan participants who elected lump sum payments upon their retirement or discontinuation of service to the Company. Additionally, during the year ended December 31, 2006, the Company recognized a settlement loss of $303 as a result of settlement of post-retirement medical plan obligations associated with employees of the separated business. The losses described herein were included in “compensation and benefits” expense on the consolidated statements of operations.

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

Termination of LCH’s Post-Retirement Medical Plan—In April 2004, LCH announced a plan to terminate its post-retirement medical plan. As a result of such action, benefits available to eligible active employees and retirees ceased on February 28, 2007. In accordance with SFAS No. 106, “Employers’ Accounting for Post-Retirement Benefits Other Than Pensions,” the Company recognized the effect of such termination as a reduction of employee compensation and benefits expense over the period ending February, 2007. For the years ended December 31, 2008, 2007 and 2006, “compensation and benefits” expense on the consolidated statements of operations was reduced by $146, $1,695 and $9,515, respectively, related to the effect of such termination.

Employer Contributions and Indemnities from LFCM Holdings—As of December 31, 2005, Lazard Group’s principal U.K. pension plans had a combined deficit of approximately $46,800 (or approximately 27.2 million British pounds). This deficit would ordinarily be funded over time. In the third quarter of 2005, agreements were executed between Lazard Group and the trustees of such pension plans dealing with a plan for the future funding of the deficit. As part of the separation, the Company made a contribution to LFCM Holdings of $55,000 in connection with the provision by LFCM Holdings of support relating to U.K. pension liabilities and other indemnities. During the years ended December 31, 2008, 2007 and 2006, contributions of approximately $16,200, $16,400 and $30,500 respectively (equaling 8.2 million British pounds, 8.2 million British pounds and 16.4 million British pounds for the years ended December 31, 2008, 2007 and 2006, respectively) were made to the Company’s defined benefit pension plans in the U.K., of which 15.0 million British pounds were reimbursed by LFCM Holdings for the year ended December 31, 2006, with such reimbursement by LFCM Holdings, combined with a reimbursement for the year ended December 31, 2005, in full satisfaction of their obligation of support described above. At December 31, 2008, the U.K. pension plans had a combined surplus of $39,589.

The Company is contingently obligated to make further contributions to the pension plans depending on the cumulative performance of the plans’ assets against specific benchmarks as measured on June 1, 2009 (the “measurement date”) and June 1, 2010 (the “remeasurement date”). Any liability, as determined on the measurement date, would be funded over four years in equal monthly installments and will be subject to further adjustment on the remeasurement date. Any remaining liability as of the remeasurement date will be payable over the subsequent four years in equal monthly installments. The estimated liability related to the cumulative underperformance as of December 31, 2008, if such date had been the measurement date of the plans’ assets, would amount to approximately $26,400.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes LFNY’s and LCH’s benefit obligations, the fair value of the assets, the funded status and amounts recognized in the consolidated statements of financial condition at December 31, 2008 and 2007:

	Pension Plans December 31,		Pension Plan Supplement December 31,		Post-Retirement Medical Plans December 31,
	2008	2007	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$552,942	$532,129	$1,008	$1,102	$6,977	$10,303
Service cost					117	165
Interest cost	28,921	27,368	66	58	412	435
Amendments					(146)	(1,700)
Actuarial (gain) loss	(50,363)	2,552	47	(130)	(139)	(1,631)
Benefits paid	(18,689)	(20,958)	(16)	(22)	(432)	(643)
Foreign currency translation adjustment	(146,127)	11,851			(55)	48

Benefit obligation at end of year	366,684	552,942	1,105	1,008	6,734	6,977

Change in plan assets
Fair value of plan assets at beginning of year	574,194	535,168
Actual return on plan assets	(26,004)	31,592
Employer contributions	16,192	16,409	16	22	432	643
Benefits paid	(18,689)	(20,958)	(16)	(22)	(432)	(643)
Foreign currency translation adjustment	(145,329)	11,983

Fair value of plan assets at end of year	400,364	574,194	—	—	—	—

Funded surplus (deficit) at end of year	$33,680	$21,252	$(1,105)	$(1,008)	$(6,734)	$(6,977)

Amounts recognized in the consolidated statements of financial condition consist of:
Prepaid pension asset (included in “other assets”)	$39,589	$21,252
Accrued benefit liability (included in “other liabilities”)	(5,909)		$(1,105)	$(1,008)	$(6,734)	$(6,977)

Net amount recognized	$33,680	$21,252	$(1,105)	$(1,008)	$(6,734)	$(6,977)

Amounts recognized in “accumulated other comprehensive (income) loss” (excluding tax charge of $3,196 and $356 at December 31, 2008 and 2007, respectively) consist of:
Actuarial net (gain) loss	$44,048	$62,368	$(68)	$(115)	$973	$1,199
Prior service credit					(2,404)	(3,786)

Net amount recognized	$44,048	$62,368	$(68)	$(115)	$(1,431)	$(2,587)

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the fair value of plan assets, the accumulated benefit obligation and the projected benefit obligation at December 31, 2008 and 2007:

	LFNY Pension Plans As Of December 31,		LCH Pension Plans As Of December 31,		Total
	2008	2007	2008	2007	2008	2007
Fair value of plan assets	$20,332	$27,962	$380,032	$546,232	$400,364	$574,194
Accumulated benefit obligation	$26,241	$24,334	$340,443	$528,608	$366,684	$552,942
Projected benefit obligation	$26,241	$24,334	$340,443	$528,608	$366,684	$552,942

The following table summarizes the components of benefit costs, the return on plan assets, benefits paid, contributions and other amounts recognized in “accumulated other comprehensive income (loss), net of tax” for the years ended December 31, 2008, 2007 and 2006 for LFNY and LCH:

	Pension Plans For The Years Ended December 31,			Pension Plan Supplement For The Years Ended December 31,			Post-Retirement Medical Plans For The Years Ended December 31,
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Components of net periodic benefit cost (credit):
Service cost			$1,595				$117	$165	$134
Interest cost	$28,921	$27,368	24,815	$ 66	$58	$62	412	435	362
Expected return on plan assets	(33,451)	(33,579)	(29,027)
Amortization of:
Prior service credit							(1,382)	(1,382)	(1,382)
Net actuarial loss	376	379	1,796				87	584	283

Net periodic benefit cost (credit)	(4,154)	(5,832)	(821)	66	58	62	(766)	(198)	(603)
Settlements (curtailments)	1,041		1,139			(7)	(146)	(1,695)	(9,212)

Total benefit cost (credit)	$(3,113)	$(5,832)	$318	$ 66	$58	$55	$(912)	$(1,893)	$(9,815)

Actual return on plan assets	$(26,004)	$31,592	$31,432
Employer contributions	$16,192	$16,409	$32,673	$ 16	$22	$128	$432	$643	$1,380
Benefits paid	$18,689	$20,958	$28,272	$ 16	$22	$128	$432	$643	$1,380

Other changes in plan assets and benefit obligations recognized in “accumulated other comprehensive (income) loss” (excluding tax charge (benefit) of $2,840 and $(478) during the years ended December 31, 2008 and 2007, respectively):

Net actuarial (gain) loss	$(1,533)	$4,540		$ 47	$(130)		$(139)	$(1,631)
Reclassification of prior service credit to earnings							1,382	1,382
Reclassification of actuarial (gain) loss to earnings	(1,418)	(379)					(87)	(584)
Currency translation adjustment	(15,369)	1,139

Total recognized in other comprehensive income (loss)	$(18,320)	$5,300		$ 47	$(130)		$1,156	$(833)

Net amount recognized in total periodic benefit cost and other comprehensive income (loss)	$(21,433)	$(532)		$113	$(72)		$244	$(2,726)

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The amounts in “accumulated other comprehensive income (loss), net of tax” on the consolidated statement of financial condition as of December 31, 2008 that are expected to be recognized as components of net periodic benefit cost (credit) for the year ending December 31, 2009 are as follows:

	Pension Plans	Pension Plan Supplement	Post- Retirement Medical Plans	Total
Prior service credit	$—	$—	$(1,382)	$(1,382)
Net actuarial (gain) loss	$1,359	$—	$110	$1,469

The assumptions used to develop actuarial present value of the projected benefit obligation and net periodic pension cost are set forth below:

	Pension Plans As Of Or For the Years Ended December 31,			Pension Plan Supplement As Of Or For the Years Ended December 31,			Post-Retirement Medical Plans As Of Or For the Years Ended December 31,
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Weighted average assumptions used to determine benefit obligations:
Discount rate	6.2%	5.8%	4.8%	5.8%	6.5%	5.5%	5.8%	6.5%	5.5%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.8%	5.1%	5.2%	6.5%	5.5%	5.5%	6.5%	5.5%	5.5%
Expected long-term rate of return on plan assets	6.3%	6.1%	6.1%
Healthcare cost trend rates used to determine net periodic benefit cost:
Initial							9.0%	10.0%	8.0%
Ultimate							6.0%	6.0%	6.0%
Year ultimate trend rate achieved							2014	2011	2008

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The assumed cost of healthcare has an effect on the amounts reported for the Company’s post-retirement plans. A 1% change in the assumed healthcare cost trend rate would increase (decrease) our cost and obligation as follows:

	1% Increase		1% Decrease
	2008	2007	2008	2007
Cost	$63	$81	$(53)	$(68)
Obligation	$805	$791	$(688)	$(678)

Expected Benefit Payments—The following table summarizes the expected benefit payments for the Company’s plans for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

	Pension Plans	Pension Plan Supplement	Post-Retirement Medical Plans
2009	$13,212	$123	$374
2010	15,727	55	411
2011	16,668	137	435
2012	16,715	98	488
2013	18,609	35	529
2014-2018	111,729	360	2,575

Plan Assets—The Company’s weighted-average asset allocations relating to the Company’s pension plans at December 31, 2008 and 2007, by asset category, are as follows:

	December 31,
	2008	2007
Asset Category
Equity Securities	38%	42%
Debt Securities	61	55
Other (includes cash, annuities and accrued dividends)	1	3

Total	100%	100%

Investment Policies and Strategies—The primary investment goal is to ensure that the plans remain well funded, taking account of the likely future risks to investment returns and contributions. As a result, a portfolio of assets is maintained with appropriate liquidity and diversification that can be expected to generate long-term future returns that minimize the long-term costs of the pension plan without exposing the trust to an unacceptable risk of under-funding. The Company’s likely future ability to pay such contributions as are required to maintain the funded status of the plans over a reasonable time period is considered when determining the level of risk that is appropriate.

Defined Contribution Plans—Pursuant to certain matching contributions by the Company, LFNY and LCH contribute to employer sponsored defined contribution plans. Such contributions amounted to $10,316, $9,294 and $7,944 for the years ended December 31, 2008, 2007 and 2006, respectively, which are included in “compensation and benefits” expense on the consolidated statements of operations. Effective April 1, 2006, the LCH defined contribution plan was amended to provide benefits to substantially all its employees who were previously covered under the LCH defined benefit pension plans.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

19.	INCOME TAXES

The Company’s provisions for income taxes for the years ended December 31, 2008, 2007 and 2006 was $25,379, $80,616 and $68,812, respectively, representing effective tax rates on operating income of 101.0%, 19.3% and 21.0%, respectively. Excluding the impact of the LAM Merger in the third quarter of 2008 (see Note 4 of Notes to Consolidated Financial Statements), which served to reduce operating income by $199,550 and includes an income tax benefit of $7,427, the Company’s effective tax rate on operating income for the year ended December 31, 2008 was 14.6%. The effective tax rates above, after excluding the impact of the LAM Merger in 2008, are blended rates comprised of (i) Lazard Ltd’s effective tax rates of 23.0%, 25.0% and 28.0% for the years ended December 31, 2008, 2007 and 2006, respectively, related to its ownership interest in Lazard Group’s operating income (excluding its applicable share of LAM GP related gains and losses, and including the effects of the provision for the tax receivable agreement described below) and (ii) Lazard Group’s effective tax rates of 15.4%, 20.4% and 19.3% for the years ended December 31, 2008, 2007 and 2006, respectively, applicable to the ownership interest in Lazard Group not held by Lazard Ltd.

With respect to Lazard Ltd’s ownership interest in Lazard Group, the difference between the U.S. federal statutory rate of 35.0% and the effective tax rates described above for the years ended December 31, 2008, 2007 and 2006, principally relates to (i) foreign source income not subject to U.S. income taxes, (ii) the release of a valuation allowance associated with the amortization of the tax basis step-up resulting from the Company’s separation and recapitalization that occurred in May, 2005 and from the exchange of LAZ-MD Holdings exchangeable interests for shares of Class A common stock in connection with the 2006 and 2008 Secondary Offerings and (iii) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate, partially offsetting (i) and (ii) above.

With respect to the ownership interests in Lazard Group not held by Lazard Ltd, while a portion of Lazard Group’s income is subject to U.S. federal income taxes, the principal difference between the U.S. federal statutory tax rate of 35.0% and Lazard Group’s effective tax rates is due to Lazard Group primarily operating in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income from its U.S. operations is generally not subject to U.S. federal income taxes because taxes associated with such income represent obligations of the individual partners. Lazard Group, however, is subject to UBT which is attributable to Lazard Group’s operations apportioned to New York City. UBT is incremental to the U.S. federal statutory tax rate. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes.

The components of the Company’s provision for income taxes for the years ended December 31, 2008, 2007 and 2006, and a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rates for such periods are shown below.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Income taxes for the years ended December 31, 2008, 2007 and 2006 consist of the following:

	Year Ended December 31,
	2008	2007	2006
Current expense:
Federal	$12,386	$2,709	$2,836
Foreign	37,675	84,175	65,229
State and local (primarily UBT)	6,970	10,123	5,037

Total current	57,031	97,007	73,102

Deferred expense (benefit):
Federal	(14,393)	(9,392)	—
Foreign	(17,259)	(6,999)	(4,290)

Total deferred	(31,652)	(16,391)	(4,290)

Total	$25,379	$80,616	$68,812

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rates is set forth below:

	Year Ended December 31,
	2008	2007	2006
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Income of minority interest	(15.7)	(18.9)	(21.7)
Foreign source income not subject to U.S. income tax	(15.2)	(10.8)	(5.9)
Foreign taxes	8.9	18.5	18.6
State and local taxes (primarily UBT)	3.1	2.4	1.5
Amortization and depreciation (a)	(7.6)	(5.6)	(5.4)
Other, net	6.1	(1.3)	(1.1)

Sub-total	14.6	19.3	21.0
Impact of charge relating to the LAM Merger in the third quarter of 2008	86.4	—	—

Effective income tax rate	101.0%	19.3%	21.0%

(a)	Primarily relates to the amortization of the basis step-ups resulting from the separation and recapitalization transactions that occurred during 2005 and the exchange of LAZ-MD exchangeable interests in connection with the 2006 and 2008 Secondary Offerings that occurred subsequent to the equity public offering and the basis step-up for U.S. income taxes on certain U.K. assets. A valuation allowance had previously been provided for these deferred tax assets.

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

	December 31,
	2008	2007
Deferred Tax Assets:
Compensation and benefits	$94,880	$32,097
Depreciation and amortization	9,341	8,548
Basis adjustments primarily as a result of the separation and recapitalization transactions that occurred during 2005 and the 2006 and 2008 Secondary Offerings	441,423	341,763
Property	3,373	4,607
Net operating loss and tax credit carryforwards	37,172	83,277
Cumulative currency translation adjustments	4,570	—
Other	15,479	7,159

Gross deferred tax assets	606,238	477,451
Valuation allowance	(533,873)	(428,147)

Total deferred tax assets (net of valuation allowance)	$72,365	$49,304

Deferred Tax Liabilities:
Pensions	$12,875	$5,191
Cumulative currency translation adjustments	—	7,681
Unrealized gains on investments	3,926	6,654
Depreciation and amortization	18,515	21,047
Goodwill	2,107	—
Other	281	1,296

Total deferred tax liabilities	$37,704	$41,869

The basis adjustments recorded as of December 31, 2008 and 2007 are primarily the result of:

•

purchases and redemptions of historical and working member interests consummated in connection with the separation and recapitalization of the Company, which resulted in deferred tax assets of $210,132 and $215,436 at December 31, 2008 and 2007, respectively,

•

basis step-ups for U.S. income tax purposes resulting from the exchange of LAZ-MD exchangeable interests in connection with the 2006 and 2008 Secondary Offerings, which resulted in deferred tax assets of $207,199 and $100,750 at December 31, 2008 and 2007, respectively, and

•	tax basis step-up for U.S. income tax purposes on certain U.K. assets, which resulted in deferred tax assets of $24,092 and $25,577 at December 31, 2008 and 2007, respectively.

The deferred tax assets are offset by a valuation allowance of $533,873 and $428,147 at December 31, 2008 and 2007, respectively, due to the uncertainty of realizing the benefits of the book versus tax basis temporary differences and certain net operating loss carryforwards. The valuation allowance at December 31, 2008 reflects a net increase of $105,726 from the balance of $428,147 at December 31, 2007, and is primarily the result of increases in the valuation allowance related to the tax effect of temporary differences relating to compensation

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

and benefits and the equity public offering and 2006 and 2008 Secondary Offering basis adjustments, partially offset by a decrease in the valuation allowance related to net operating loss and tax credit carryforwards.

The Company’s net operating loss and tax credit carryforwards primarily relate to (i) carryforwards in the U.K., at December 31, 2008 and 2007, which may be carried forward indefinitely, subject to various limitations, and (ii) carryforwards in Italy and the U.S., at December 31, 2008 and 2007, which begin expiring in years after 2011.

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

With few exceptions, the Company is no longer subject to income tax examination by foreign tax authorities for years prior to 2004 and by U.S. federal, state and local tax authorities for years prior to 2005. While we are under examination in various tax jurisdictions with respect to certain open years, the Company believes that the result of any final determination related to these examinations is not expected to have a material impact on its financial statements. Developments with respect to such examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.

A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2008 and 2007 is as follows:

	Year Ended December 31,
	2008	2007
Balance, January 1, 2008 and 2007 (excluding interest and penalties of $5,195 and $5,132, respectively)	$32,080	$32,388
Increases in gross unrecognized tax benefits relating to tax positions taken during:
Prior years	5,717	—
Current year	12,897	7,933
Decreases in gross unrecognized tax benefits relating to:
Tax positions taken during prior years	(393)	(7,052)
Settlements with taxing authorities	(212)	(702)
Lapse of the applicable statute of limitations	(3,364)	(487)

Balance, December 31, 2008 and 2007 (excluding interest and penalties of $5,467 and $5,195, respectively)	$46,725	$32,080

The amount of unrecognized tax benefits at December 31, 2008 that, if recognized, would favorably affect the effective tax rate for the year ended December 31, 2008 is $27,770 as a valuation allowance of $24,422 would be established against the deferred tax assets previously offset by the unrecognized tax benefit. Such amount includes $5,467 of interest and penalties accrued in the statement of financial condition, of which $272 was recognized as an increase to current income tax expense during the year ended December 31, 2008 after

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

giving effect to a reversal of interest and penalties of $1,730 in connection with the decreases referred to in the table above. The amount of unrecognized tax benefits at December 31, 2007 that, if recognized, would favorably affect the effective tax rate is $25,477 as a valuation allowance of $11,798 would be established against the deferred tax assets previously offset by the unrecognized tax benefit. Such amount includes $5,195 of interest and penalties accrued in the statement of financial condition, of which $63 was recognized in current income tax expense during the year ended December 31, 2007 after giving effect to a reversal of interest and penalties of $1,002 in connection with the decreases referred to in the table above. The decreases in gross unrecognized tax benefits pertaining to tax positions taken during prior years results primarily from the favorable conclusion of tax audits.

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits recorded at December 31, 2008 will decrease within 12 months by an amount up to $4,011 as a result of the lapse of the statute of limitations in various taxing jurisdictions.

Tax Receivable Agreement

The redemption of historical partner interests in connection with the Company’s separation and recapitalization that occurred in May, 2005 and the exchanges of LAZ-MD Holdings exchangeable interests for shares of Class A common stock in connection with the 2006 and 2008 Secondary Offerings have resulted, and future exchanges of LAZ-MD Holdings exchangeable interests for shares of Class A common stock may result, in increases in the tax basis of the tangible and/or intangible assets of Lazard Group. The tax receivable agreement dated as of May 10, 2005 with LFCM Holdings requires the Company to pay LFCM Holdings 85% of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of the above-mentioned increases in tax basis. During the years ended December 31, 2008, 2007, 2006, the Company recorded a “provision pursuant to tax receivable agreement” on the consolidated statements of operations of $17,084, $17,104 and $5,964, respectively, with the liability related thereto at December 31, 2008 and 2007 of $36,111 and $25,743, respectively, included within “related party payables” on the consolidated statements of financial condition (see Note 20 of Notes to Consolidated Financial Statements).

20.	RELATED PARTIES

Amounts receivable from, and payable to, related parties as of December 31, 2008 and 2007 are set forth below:

	December 31,
	2008	2007
Receivables
LFCM Holdings	$10,377	$28,906
LAZ-MD Holdings	—	1,280
Other	—	101

Total	$10,377	$30,287

Payables
LFCM Holdings	$36,815	$26,707
Other	396	—

	$37,211	$26,707

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

LFCM Holdings

LFCM Holdings owns and operates the capital markets business and fund management activities as well as other specified non-operating assets and liabilities that were transferred by Lazard Group (referred to as “the separated businesses”) in May, 2005 and is owned by the current and former working members, including certain of Lazard’s current and former managing directors (which also include our executive officers) who are also members of LAZ-MD Holdings. In addition to the master separation agreement, LFCM Holdings entered into an insurance matters agreement and a license agreement that addressed various business matters associated with the separation, as well as several other agreements discussed below.

Under the employee benefits agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings, LFCM Holdings generally assumed, as of the completion of the separation and recapitalization transactions, all outstanding and future liabilities in respect of the current and former employees of the separated businesses. The Company retained all accrued liabilities under, and assets of, the pension plans in the U.S. and the U.K. as well as the 401(k) Plan accounts of the inactive employees of LFCM Holdings and its subsidiaries. See Note 18 of Notes to Consolidated Financial Statements for additional information regarding employer contributions and indemnities from LFCM Holdings.

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

The services provided pursuant to the administrative services agreement by Lazard Group to LFCM Holdings and by LFCM Holdings to Lazard Group generally expired December 31, 2008, and were subject to automatic annual renewal, unless either party gives 180 days’ notice of termination. As of December 31, 2008, neither party has given the required notice of termination, and the agreement has been automatically renewed for a period of one year. LFCM Holdings and Lazard Group have a right to terminate the services earlier if there is a change of control of either party or the business alliance provided in the business alliance agreement expires or is terminated. The party receiving a service may also terminate a service earlier upon 180 days’ notice as long as the receiving party pays the service provider an additional three months of service fee for terminated service. In addition, in connection with the various agreements entered into in connection with the CP II MgmtCo Spin-Off, Lazard Group agreed to provide certain specified services to LFCM Holdings (which, in turn, LFCM Holdings may provide to CP II MgmtCo) and to generally not terminate such specified services until June 30, 2010.

The business alliance agreement provides, among other matters, that Lazard Group will refer to LFCM Holdings selected opportunities for underwriting and distribution of securities. In addition, Lazard Group will provide assistance in the execution of any such referred business. In exchange for the referral obligation and assistance, Lazard Group will receive a referral fee from LFCM Holdings equal to approximately one-half of the revenue obtained by LFCM Holdings in respect of any underwriting or distribution opportunity. In addition, LFCM Holdings will refer opportunities in the Financial Advisory and Asset Management businesses to Lazard Group. In exchange for this referral, LFCM Holdings will be entitled to a customary finders’ fee from Lazard Group. The business alliance agreement further provides that, during the term of the business alliance, LFNY and Lazard Asset Management Securities LLC, an indirect wholly-owned subsidiary of LFNY, will introduce execution and settlement transactions to broker-dealer entities affiliated with LFCM Holdings. The term of the

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

business alliance will expire on the fifth anniversary of the equity public offering, subject to periodic automatic renewal, unless either party elects to terminate in connection with any such renewal or elects to terminate on account of a change of control of either party.

For the years ended December 31, 2008, 2007 and 2006, amounts recorded by Lazard Group relating to administrative and support services under the administrative services agreement amounted to $7,138, $3,769 and $5,322, respectively, and shared fees, including referral fees for underwriting and private placement transactions under the business alliance agreement, amounted to $26,472, $31,722 and $14,491, respectively. Such amounts are reported as reductions to operating expenses and as “revenue-other”, respectively.

In connection with the separation, Lazard Group transferred to LFCM Holdings its ownership interest in Panmure Gordon & Co. plc (“PG&C”). Lazard Group and LFCM Holdings agreed to share any net cash proceeds derived prior to May 2013 from any subsequent sale by LFCM Holdings of the shares it owns in PG&C. As a result of LFCM Holdings selling a portion of its interest in PG&C in June, 2007, the Company recorded a gain of $9,296, which is included in “revenue-other” on the consolidated statement of operations for the year ended December 31, 2007. Such amount is included in the receivable from LFCM Holdings as of December 31, 2007 and was subsequently paid on April 30, 2008. The above-mentioned transaction resulted in a $4,025 increase in operating income for year ended December 31, 2007. As of December 31, 2008 and 2007, LFCM Holdings owned 15.6% and 17.5% of PG&C, respectively.

The remaining receivables from LFCM Holdings and its subsidiaries as of December 31, 2008 and 2007 primarily include $4,085 and $7,037, respectively, related to the lease indemnity agreement, $4,949 and $5,312, respectively, related to administrative and support services and reimbursement of expenses incurred on behalf of LFCM Holdings and $1,087 and $5,853, respectively, related to referral fees for underwriting and private placement transactions. Payables to LFCM Holdings and its subsidiaries at December 31, 2008 and 2007 principally relates to obligations pursuant to the tax receivable agreement described in Note 19 of Notes to Consolidated Financial Statements.

See Note 16 of Notes to Consolidated Financial Statements for information regarding the 2006 Primary and Secondary Offerings and the 2008 Secondary Offering, and for which LCM participated as an underwriter. In addition, see Notes 10 and 15 of Notes to Consolidated Financial Statements for information regarding the CP MgmtCo Spin-Off and the Sapphire IPO, respectively.

LAZ-MD Holdings

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the years ended December 31, 2008, 2007 and 2006, such charges amounted to $750, $1,300 and $200, respectively.

Other

For the year ended December 31, 2008, expenses recorded by Lazard Group relating to referral fees for restructuring transactions and fee sharing with MBA amounted to $2,397. At December 31, 2008, the balance of such related party transactions are included within “related party payables” in the accompanying consolidated statement of financial condition. There were no such amounts payable at December 31, 2007.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

21.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At December 31, 2008, LFNY’s regulatory net capital was $80,486, which exceeded the minimum requirement by $73,157.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Services Authority. At December 31, 2008, the aggregate regulatory net capital of the U.K. Subsidiaries was $172,583, which exceeded the minimum requirement by $140,787.

CFLF, through which non-corporate finance advisory activities are carried out in France, is subject to regulation by the Commission Bancaire and the Comité des Etablissements de Crédit et des Entreprises d’Investissement for its banking activities conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management) and Fonds Partenaires Gestion (private equity), are subject to regulation and supervision by the Autorité des Marchés Financiers. At December 31, 2008, the consolidated regulatory net capital of CFLF was $204,577, which exceeded the minimum requirement set for regulatory capital levels by $102,739.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At December 31, 2008, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $71,254, which exceeded the minimum required capital by $56,512.

At December 31, 2008, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

Effective April 1, 2008, Lazard Ltd became subject to supervision by the SEC as a Supervised Investment Bank Holding Company (“SIBHC”). As a SIBHC, Lazard Ltd is subject to group-wide supervision, which requires it to compute allowable capital and risk allowances on a consolidated basis. Reporting as a SIBHC began in the second quarter of 2008. We believe that Lazard Ltd is the only institution currently subject to supervision by the SEC as a SIBHC. We are currently in discussions with the SEC regarding the scope and nature of Lazard Ltd’s reporting and other obligations under the SIBHC program.

22.	SEGMENT OPERATING RESULTS

The Company’s reportable segments offer different products and services and are managed separately as different levels and types of expertise are required to effectively manage the segments’ transactions. Each segment is reviewed to determine the allocation of resources and to assess its performance. The Company’s principal operating activities are included in two business segments: Financial Advisory which includes providing advice on M&A and strategic advisory matters, restructurings and capital structure advisory services, capital raising and other transactions, and Asset Management which includes the management of equity and fixed income securities and alternative investment and private equity funds. In addition, the Company records selected other activities in its Corporate segment, including management of cash, certain investments and the commercial banking activities of LFB. The Company also allocates outstanding indebtedness to its Corporate segment.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The Company’s segment information for the years ended December 31, 2008, 2007 and 2006 is prepared using the following methodology:

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

There were no clients for the years ended December 31, 2008, 2007 and 2006 that individually constituted more than 10% of the net revenue of either of the Company’s business segments.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		As Of Or For The Year Ended December 31,
		2008	2007	2006
Financial Advisory	Net Revenue	$1,022,913	$1,240,177	$973,337
	Operating Expenses (a)	796,970	920,705	722,151

	Operating Income (b)	$225,943	$319,472	$251,186

	Total Assets	$739,444	$811,752	$452,627

Asset Management	Net Revenue	$614,781	$724,751	$553,212
	Operating Expenses (a)	678,170	539,800	418,022

	Operating Income (c)	$(63,389)	$184,951	$135,190

	Total Assets	$419,858	$580,716	$418,538

Corporate	Net Revenue	$(80,487)	$(47,239)	$(32,994)
	Operating Expenses (a)	56,927	38,889	26,173

	Operating Income (Loss)	$(137,414)	$(86,128)	$(59,167)

	Total Assets	$1,703,629	$2,447,945	$2,337,500

Total	Net Revenue	$1,557,207	$1,917,689	$1,493,555
	Operating Expenses (a)	1,532,067	1,499,394	1,166,346

	Operating Income	$25,140	$418,295	$327,209

	Total Assets	$2,862,931	$3,840,413	$3,208,665

(a)	Operating expenses include depreciation and amortization of property as set forth in table below.

	Year Ended December 31,
	2008	2007	2006
Financial Advisory	$5,583	$4,508	$3,311
Asset Management	3,451	2,888	2,525
Corporate	11,791	9,338	8,446

Total	$20,825	$16,734	$14,282

(b)	Operating income in 2008 and 2007, excluding amortization of intangible assets of $3,470 and $21,523 related to acquisitions, was $229,413 and $340,995, respectively.

(c)	Operating income in 2008, excluding the $197,550 compensation and benefits portion of the charge relating to the LAM Merger in the third quarter and amortization of intangible assets of $1,126 related to acquisitions, was $135,287.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table sets forth the net revenue from, and identifiable assets for, the Company and its consolidated subsidiaries by geographic region allocated on the basis described above.

	As Of Or For The Year Ended December 31,
	2008	2007	2006
Net Revenue:
United States	$793,023	$970,932	$775,995
United Kingdom	224,520	275,536	245,409
France	257,381	358,074	267,806
Other Western Europe	159,141	186,270	158,897
Rest of World	123,142	126,877	45,448

Total	$1,557,207	$1,917,689	$1,493,555

Operating Income:
United States (a)	$(52,658)	$212,713	$190,320
United Kingdom	22,915	59,363	82,702
France	21,609	94,582	62,425
Other Western Europe	16,941	26,365	11,462
Rest of World	16,333	25,272	(19,700)

Total	$25,140	$418,295	$327,209

Identifiable Assets:
United States	$1,145,737	$1,480,346	$985,037
United Kingdom	250,788	352,695	335,953
France	1,128,714	1,518,606	1,663,523
Other Western Europe	176,282	216,094	160,814
Rest of World	161,410	272,672	63,338

Total	$2,862,931	$3,840,413	$3,208,665

(a)	Operating income in 2008 and 2007, excluding the $199,550 charge relating to the impact of the LAM Merger in the third quarter of 2008, and amortization of intangible assets of $4,596 and $21,523 in 2008 and 2007, was $151,488 and $234,236, respectively.

23.    SUBSEQUENT EVENT

In February, 2009 the Company announced that, to further optimize its mix of personnel, it will implement certain staff reductions and realignments of personnel. As a result, it expects to record a pre-tax charge in the first quarter of 2009 (principally consisting of compensation and benefits expense) of approximately $60,000.

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY RESULTS (UNAUDITED)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2008 and 2007. These quarterly results were prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	2008 Fiscal Quarter
	First	Second	Third	Fourth	Year
	(dollars in thousands, except per share data)
Net revenue	$308,079	$467,388	$405,820	$375,920	$1,557,207
Operating expenses	290,057	379,650	540,533	321,827	1,532,067

Operating income (loss)	$18,022	$87,738	$(134,713)	$54,093	$25,140

Net income (loss)	$7,799	$34,317	$(76,957)	$37,979	$3,138

Net income (loss) per share of Class A common stock:
Basic	$0.16	$0.61	$(1.17)	$0.54	$0.06
Diluted	$0.14	$0.54	$(1.17)	$0.50	$0.06
Dividends declared per share of Class A common stock	$0.10	$0.10	$0.10	$0.10	$0.40

	2007 Fiscal Quarter
	First	Second	Third	Fourth	Year
	(dollars in thousands, except per share data)
Net revenue	$369,198	$421,360	$542,048	$585,083	$1,917,689
Operating expenses	290,930	332,197	423,462	452,805	1,499,394

Operating income	$78,268	$89,163	$118,586	$132,278	$418,295

Net income	$26,354	$29,296	$40,267	$59,125	$155,042

Net income per share of Class A common stock:
Basic	$0.51	$0.57	$0.79	$1.17	$3.04
Diluted	$0.47	$0.52	$0.73	$1.04	$2.79
Dividends declared per share of Class A common stock	$0.09	$0.09	$0.09	$0.09	$0.36

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2008 (the end of the period covered by this Annual Report on Form 10-K). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Amendments to Retention Agreements

On February 26, 2009, Lazard, Lazard Ltd and Michael J. Castellano, Chief Financial Officer of Lazard and Lazard Ltd, entered into an amendment to Mr. Castellano’s agreement relating to retention and noncompetition and other covenants, which was entered into on May 4, 2005, and was previously amended on May 7, 2008. The amendment provides that if Mr. Castellano voluntarily retires on or after March 31, 2011, the restricted stock units and deferred cash awards that he currently holds, as well as any restricted stock units and deferred cash awards that he is granted in later years as part of ordinary annual incentive compensation, will continue to vest on the original vesting dates, subject only to his compliance with the applicable restrictive covenants through the applicable vesting date (without regard to the earlier expiration of the stated duration of any such restricted covenant), and will not be forfeited upon the termination of his employment.

In addition, on February 26, 2009, Lazard, Lazard Ltd and Steven J. Golub, Vice Chairman of Lazard and Lazard Ltd, entered into an amendment to Mr. Golub’s agreement relating to retention and noncompetition and other covenants, which was entered into on May 7, 2008. The amendment clarifies that the existing terms of Mr. Golub’s agreement that specify the treatment of his restricted stock units upon retirement (which are the same as the terms in Mr. Castellano’s amendment, described above) will also apply to his deferred cash awards.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding members of the Board of Directors, including its audit committee and audit committee financial experts, as well as information regarding our Code of Business Conduct and Ethics that applies to our chief executive officer and senior financial officers, will be presented in Lazard Ltd’s definitive proxy statement for its 2009 annual general meeting of shareholders, which will be held on April 28, 2009, and is incorporated herein by reference. Information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Lazard Ltd’s definitive proxy statement for its 2009 annual general meeting of shareholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding executive officer and director compensation will be presented in Lazard Ltd’s definitive proxy statement for its 2009 annual general meeting of shareholders, which will be held on April 28, 2009, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related shareholder matters will be presented in Lazard Ltd’s definitive proxy statement for its 2009 annual general meeting of shareholders, which will be held on April 28, 2009, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 regarding securities issued under our 2005 Equity Incentive Plan and 2008 Incentive Compensation Plan(2).

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	2008 Incentive Compensation Plan(1)	362,399	(3)		(4)	36,307,609
Equity compensation plans not approved by security holders	2005 Equity Incentive Plan(2)	21,844,325	(3)		(4)	2,420,652	(5)

Total		22,206,724				38,728,261

(1)

Our 2008 Incentive Compensation Plan was approved by the stockholders of Lazard Ltd on May 6, 2008. The number of shares of Lazard Class A common stock available for issuance under the 2008 Incentive Compensation Plan is determined by a formula, which generally provides that the aggregate number of shares subject to outstanding awards under the 2008 Plan may not exceed 30% of the aggregate number of then-outstanding shares of Lazard Ltd Class A common stock (treating, for this purpose, the then-outstanding LAZ-MD Holdings exchangeable interests as shares of Lazard Ltd Class A common stock on an as-if-fully exchanged basis in accordance with the Master Separation Agreement).

(2)	Our 2005 Equity Incentive Plan was established prior to our equity public offering in May, 2005 and, as a result, did not require approval by security holders.
(3)

Represents outstanding stock unit awards, after giving effect to forfeitures, as of December 31, 2008. As of that date, the only grants made under the 2005 Equity Incentive Plan and 2008 Incentive Compensation Plan have been in the form of stock unit awards. See Note 16 of Notes to Consolidated Financial Statements for a description of the plans.

(4)

Each stock unit awarded under our 2005 Equity Incentive Plan and 2008 Incentive Compensation Plan was granted at no cost to the persons receiving them and represents the contingent right to receive the equivalent number of shares of Class A common stock of the Company.

(5)	Gives effect to the number of securities remaining available for future issuance, after considering the impact of vested RSUs not delivered as a result of withholding taxes.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions will be presented in Lazard Ltd’s definitive proxy statement for its 2009 annual general meeting of shareholders, which will be held on April 28, 2009, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be presented in Lazard Ltd’s definitive proxy statement for its 2009 annual general meeting of shareholders, which will be held on April 28, 2009, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof and in Part II, Item 8 hereof.

2.	Financial Statement Schedule

The financial statement schedule required in the Annual Report on Form 10-K is listed on page F-1 hereof. The required schedule appears on pages F-2 through F-7 hereof.

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

2.3	Second Amendment dated as of May 7, 2008, to the Master Separation Agreement dated as of May 10, 2005, as amended, by and among Lazard Ltd, Lazard Group LLC and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K
(File No. 001-32492) filed on May 8, 2008).

2.4	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

3.1	Certificate of Incorporation and Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.2	Certificate of Incorporation in Change of Name of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.3	Amended and Restated Bye-laws of Lazard Ltd (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

3.4	First Amendment to Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 9, 2008).

4.1	Form of Specimen Certificate for Class A common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

4.2	Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.3	Amended and Restated Third Supplemental Indenture, dated as of May 15, 2008, by and among Lazard Group LLC and The Bank of New York, as trustee (and incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K (Commission File No. 333-126751) filed on May 16, 2008).

4.4	Fourth Supplemental Indenture, dated as of June 21, 2007, between Lazard Group LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on June 22, 2007).

4.5	Form of Senior Note (included in Exhibit 4.3).

10.1	Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006, by and among LAZ-MD Holdings LLC, the Registrant and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.2	First Amendment, dated as of May 7, 2008, to the Amended and Restated Stockholders’ Agreement dated as of November 6, 2006, between LAZ-MD Holdings LLC and Lazard Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 9, 2008).

10.3	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.4	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

10.5	Amendment No. 2, dated as of May 7, 2008, to the Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 8, 2008).

10.6	Tax Receivable Agreement, dated as of May 10, 2005, by and among Ltd Sub A, Ltd Sub B and LFCM Holdings LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.7	Employee Benefits Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8	Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9	License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company, LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co. Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.10	Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.11	Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.12	Amendment and Consent, dated February 9, 2009, to the Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC.

10.13	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.14	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.15	Lease with an Option to Purchase, dated as of July 11, 1990, by and between Sicomibail and Finabail and SCI du 121 Boulevard Hausmann (English translation) (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.16	Occupational Lease, dated as of August 9, 2002, Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.17*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.18*	Lazard Ltd’s 2008 Incentive Compensation Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.19*	2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.20*	Amended and Restated Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of January 29, 2008, by and among Lazard Ltd, Lazard Group LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report (File No. 001-32492) on Form 8-K filed on February 1, 2008).

10.21*	Agreement Relating to Reorganization of Lazard, dated as of May 10, 2005, by and among Lazard LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.22*	Amended and Restated Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 7, 2008, by and among the Registrant, Lazard Group LLC and Steven J. Golub (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report (File No. 001-32492) on Form 8-K filed on May 8, 2008).

10.23*	Amendment No. 1, dated as of February 26, 2009, to the Amended and Restated Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 7, 2008, by and among Lazard Ltd, Lazard Group LLC and Steven J. Golub.

10.24*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for, each of Michael J. Castellano, Scott D. Hoffman and Charles G. Ward III (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.25*	Form of First Amendment, dated as of May 7, 2008, to Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, for each of Michael J. Castellano, Scott D. Hoffman and Charles G. Ward, III (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 8, 2008).

10.26*	Second Amendment, dated as of February 26, 2009, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005 (as amended from time to time), for Michael J. Castellano.

10.27*	Form of Agreements Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.28*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between Lazard Group LLC and Alexander F. Stern.

10.29*	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.30*	Acknowledgement Letter, dated as of November 6, 2006 from Lazard Group LLC to certain managing directors of Lazard Group LLC modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.31	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.32	Registration Rights Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.33	Letter Agreement, dated as of May 10, 2005, with Bruce Wasserstein family trusts (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.34	Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.35	First Amendment, dated as of March 28, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.34 to Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.36	Second Amendment, dated as of May 17, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8- K (File No. 001-32492) filed on May 17, 2006).

10.37	Third Amendment, dated as of June 18, 2007, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on June 22, 2007).

10.38*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.39*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.40*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492 filed on January 26, 2006).

10.41*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2008 Incentive Compensation Plan.

10.42*	Form of Agreement evidencing a grant of Deferred Cash Award to Executive Officers under the 2008 Incentive Compensation Plan.

10.43	Termination Agreement, dated as of March 31, 2006, by and among Banca Intesa S.p.A., Lazard Group LLC, and Lazard & Co. S.r.l. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on April 4, 2006).

10.44	Amended and Restated $150 Million Subordinated Convertible Promissory Note due 2018, issued by Lazard Funding LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 17, 2006).

10.45	Amended and Restated Guaranty of Lazard Group LLC to Banca Intesa S.p.A., dated as of May 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 17, 2006).

10.46*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.47*	First amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 1, 2007).

10.48	Agreement and Plan of Merger dated as of August 14, 2008 by and among Lazard Ltd, LAZ Sub I, Lazard Asset Management LLC and Lazard Asset Management Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on August 15, 2008).

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Registrant’s Code of Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-32492) filed on March 21, 2006).

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Bruce Wasserstein.

31.2	Rule 13a-14(a) Certification of Michael J. Castellano.

32.1	Section 1350 Certification for Bruce Wasserstein.

32.2	Section 1350 Certification for Michael J. Castellano.

*	Management contract or compensatory plan or arrangement.

LAZARD LTD

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

ITEMS 15 (a)(1) AND 15 (a)(2)

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2008 AND 2007

(dollars in thousands, except per share data)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$1,801	$123
Investments in subsidiaries, equity basis	(1,614,667)	(1,109,930)
Due from subsidiaries	1,863,571	1,181,442
Other assets	—	9

Total assets	$250,705	$71,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Due to subsidiaries	$46	$87
Other liabilities	79	1,218

Total liabilities	125	1,305

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A—31,745 and 36,607 shares issued and outstanding at December 31, 2008 and 2007, respectively	—	—
Series B—none and 277 shares issued and outstanding at December 31, 2008 and 2007, respectively	—	—
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 76,294,912 and 51,745,825 shares issued at December 31, 2008 and 2007, respectively, including shares held by a subsidiary as indicated below)	763	517
Class B, par value $.01 per share (1 share authorized, issued and outstanding at December 31, 2008 and 2007)	—	—
Additional paid-in-capital	429,694	(161,924)
Retained earnings	221,410	248,551
Accumulated other comprehensive income (loss), net of tax	(79,435)	52,491

	572,432	139,635
Less—Class A common stock held by a subsidiary, at cost (9,376,162 and 1,712,846 shares at December 31, 2008 and 2007, respectively)	(321,852)	(69,296)

Total stockholders’ equity	250,580	70,339

Total liabilities and stockholders’ equity	$250,705	$71,644

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
REVENUE
Equity in earnings (losses) of subsidiaries	$(50,044)	$109,644	$62,616
Interest income	54,714	46,607	31,491
Other	2	—	—

Total revenue	4,672	156,251	94,107
Interest expense	47	129	252

Net revenue	4,625	156,122	93,855

OPERATING EXPENSES
Professional services	1,345	941	785
Other	142	139	85

Total operating expenses	1,487	1,080	870

NET INCOME	$3,138	$155,042	$92,985

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,138	$155,042	$92,985
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash transactions in net income:
Equity in (earnings) losses of subsidiaries	50,044	(109,644)	(62,616)
Amortization of stock units	1,331	821	549
Increase in due to/from subsidiaries	(29,637)	(25,813)	(245,518)
Changes in other operating assets and liabilities	(130)	(1,988)	(1,961)

Net cash provided by (used in) operating activities	24,746	18,418	(216,561)

CASH FLOWS FROM INVESTING ACTIVITIES: Capital contributed to subsidiaries	—	—	(119,133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Class A common stock in December, 2006	—	—	349,137
Class A common stock dividends	(23,056)	(18,308)	(13,480)
Other financing activities	(12)	—	—

Net cash provided by (used in) financing activities	(23,068)	(18,308)	335,657

Net increase (decrease) in cash and cash equivalents	1,678	110	(37)
Cash and cash equivalents, January 1	123	13	50

Cash and cash equivalents, December 31	$1,801	$123	$13

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(dollars in thousands)

	Preferred Stock				Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net of Tax	Class A Common Stock Held By A Subsidiary		Total Stockholders’ Equity
	Series A		Series B
	Shares	$	Shares	$	Shares(*)	$				Shares	$
Balance - January 1, 2006	—	$—	—	$—	37,500,001	$375	$(885,690)	$48,986	$(34,342)	—	$—	$(870,671)

Comprehensive income:
Net income								92,985				92,985
Other comprehensive income - net of tax:
Currency translation adjustments									50,299			50,299
Amortization of interest rate hedge									1,100			1,100
Minimum pension liability adjustments									13,683			13,683

Comprehensive income												158,067

Adoption of FASB Statement No. 158									1,754			1,754
Amortization and issuance of stock units							23,545					23,545
Conversion of DSUs to Class A common stock					3,668	—	—					—
RSU dividend-equivalents							883	(883)				—
Class A common stock dividends								(13,480)				(13,480)
Purchase of Class A common stock by a subsidiary										115,000	(4,179)	(4,179)
Net proceeds from issuance of Class A common stock in 2006 Primary Offering, including issuance of 6,000,000 shares in 2006 Secondary Offering					14,050,400	141	348,996					349,137
Other capital transactions							4,510					4,510
Adjustment to reclassify minority interest share of undistributed net income to additional paid-in-capital							110,964					110,964

Balance - December 31, 2006	—	—	—	—	51,554,069	516	(396,792)	127,608	32,494	115,000	(4,179)	(240,353)
Adjustment for the cumulative effect on prior years from the adoption of FIN No. 48								(13,221)				(13,221)

Balance, as adjusted - January 1, 2007	—	—	—	—	51,554,069	516	(396,792)	114,387	32,494	115,000	(4,179)	(253,574)

Comprehensive income (loss):
Net income								155,042				155,042
Other comprehensive income (loss) - net of tax:
Currency translation adjustments									23,426			23,426
Amortization of interest rate hedge									1,100			1,100
Net unrealized loss on available-for-sale securities									(670)			(670)
Employee benefit plans:
Net actuarial (loss)									(3,440)			(3,440)
Adjustment for items reclassified to earnings									(419)			(419)

Comprehensive income												175,039

Preferred stock and Class A common stock issued/issuable in connection with acquisitions and related amortization	36,607	$—	277	$—			54,404					54,404
Issuances of Class A common stock in exchange for Lazard Group common membership interests					191,757	1	(1)					—
Repurchase of common membership interest from LAZ-MD Holdings							(21,840)					(21,840)
Amortization of stock units							105,586					105,586
RSU dividend-equivalents							2,570	(2,570)				—
Class A common stock dividends								(18,308)				(18,308)
Purchase of Class A common stock by a subsidiary										1,678,600	(68,052)	(68,052)
Lazard Group delivery of Class A common stock for settlement of vested RSUs							(2,956)			(80,754)	2,935	(21)
Adjustment to reclassify minority interest share of undistributed net income to additional paid-in-capital							97,105					97,105

Balance–December 31, 2007	36,607	$—	277	$—	51,745,826	$517	$(161,924)	$248,551	$52,491	1,712,846	$(69,296)	$70,339

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006—(Continued)

(dollars in thousands)

	Preferred Stock				Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By A Subsidiary		Total Stockholders’ Equity (Deficiency)
	Series A		Series B
	Shares	$	Shares	$	Shares(*)	$				Shares	$
Balance–December 31, 2007	36,607	$—	277	$—	51,745,826	$517	$(161,924)	$248,551	$52,491	1,712,846	$(69,296)	$70,339

Comprehensive income (loss):
Net income								3,138				3,138
Other comprehensive income (loss) - net of tax:
Currency translation adjustments									(152,235)			(152,235)
Amortization of interest rate hedge									1,246			1,246
Available-for-sale securities:
Net unrealized loss									(40,847)			(40,847)
Adjustment for items reclassified to earnings									5			5
Employee benefit plans:
Net actuarial gain									14,154			14,154
Adjustment for items reclassified to earnings									123			123

Comprehensive income (loss)												(174,416)

Class A common stock issued/issuable in connection with prior business acquisitions and related amortization					203,890	2	12,970					12,972
Conversion of Series A and Series B preferred stock issued in connection with prior business acquisition into Class A common stock	(4,862)	—	(277)	—	450,259	5	(5)					—
Class A common stock issuable in connection with LAM Merger and related amortization							64,512					64,512
Repurchase of common membership interest from LAZ-MD Holdings							(2,559)					(2,559)
Amortization of stock units							235,933					235,933
RSU and DSU dividend-equivalents							7,211	(7,223)				(12)
Class A common stock dividends								(23,056)				(23,056)
Purchase of Class A common stock by a subsidiary										8,308,170	(277,064)	(277,064)
Lazard Group delivery of Class A common stock for settlement of vested RSUs and DSUs							(29,024)			(644,854)	24,508	(4,516)
Class A common stock issued in connection with the settlement of the purchase contracts forming part of the ESUs					14,582,750	146	437,354					437,500
Class A common stock issued in exchange for Lazard Group common membership interests					2,910,657	29	(29)					—
Class A common stock issued upon exchange for Lazard Group common membership interests in connection with 2008 Secondary Offering					6,401,531	64	(64)					—
Other							231					231
Adjustment to reclassify minority interest share of stockholders’ equity to minority interest							(134,912)		45,628			(89,284)

Balance—December 31, 2008	31,745	$—	—	$—	76,294,913	$763	$429,694	$221,410	$(79,435)	9,376,162	$(321,852)	$250,580

(*)

Includes 76,294,912, 51,745,825 and 51,554,068 shares of the Company’s Class A common stock issued at December 31, 2008, 2007 and 2006, respectively, and 1 share of the Company’s Class B common stock at each such date.

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

The Parent Company Financial Statements as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosures in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable. Actual results could differ materially from these estimates.

The Parent Company Financial Statements include investments in subsidiaries, accounted for under the equity method.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2009

LAZARD LTD

By:	/s/ Bruce Wasserstein

Bruce Wasserstein
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Bruce Wasserstein Bruce Wasserstein	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/s/ Michael J. Castellano Michael J. Castellano	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2009

/s/ Ronald J. Doerfler Ronald J. Doerfler	Director	February 27, 2009

Dominique Ferrero	Director	February 27, 2009

/s/ Steven J. Heyer Steven J. Heyer	Director	February 27, 2009

/s/ Sylvia Jay Sylvia Jay	Director	February 27, 2009

/s/ Ellis Jones Ellis Jones	Director	February 27, 2009

/s/ Vernon E. Jordan, Jr. Vernon E. Jordan, Jr.	Director	February 27, 2009

/s/ Philip A. Laskawy Philip A. Laskawy	Director	February 27, 2009

/s/ Hal S. Scott Hal S. Scott	Director	February 27, 2009

/s/ Michael J. Turner Michael J. Turner	Director	February 27, 2009

II-1