Form 10-Q
period 2009-06-30
Lazard Ltd
filed 2009-07-31
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 30, 2009, there were 88,104,756 shares of the registrant’s Class A common stock (including 10,360,118 shares held by a subsidiary) and one share of the registrant’s Class B common stock outstanding.

When we use the terms “Lazard”, “we”, “us”, “our”, and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd has no material assets other than indirect ownership as of June 30, 2009 of approximately 71.2% of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2009 AND DECEMBER 31, 2008

(UNAUDITED)

(dollars in thousands, except for per share data)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$895,984	$909,707
Cash segregated for regulatory purposes or deposited with clearing organizations	7,904	14,583

Receivables—net:
Banks	87,982	229,092
Fees	329,675	391,251
Customers and other	101,234	81,806
Related parties	10,235	10,377

	529,126	712,526
Investments:
Debt	320,743	333,070
Equities	73,115	71,105
Other	224,147	215,792

	618,005	619,967
Property (net of accumulated amortization and depreciation of $227,455 and $213,249 at June 30, 2009 and December 31, 2008, respectively)	168,098	171,443

Goodwill and other intangible assets (net of accumulated amortization of $2,838 and $2,150 at June 30, 2009 and December 31, 2008, respectively)	189,613	175,144
Other assets	244,600	259,561

Total assets	$2,653,330	$2,862,931

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

JUNE 30, 2009 AND DECEMBER 31, 2008

(UNAUDITED)

(dollars in thousands, except for per share data)

	June 30, 2009	December 31, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$382,334	$541,784
Accrued compensation and benefits	139,430	203,750
Senior debt	1,086,850	1,087,750
Capital lease obligations	25,479	26,825
Related party payables	21,062	37,211
Other liabilities	472,193	503,859
Subordinated debt	150,000	150,000

Total liabilities	2,277,348	2,551,179
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - 31,745 shares issued and outstanding at June 30, 2009 and December 31, 2008	–	–
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 86,961,899 and 76,294,912 shares issued at June 30, 2009 and December 31, 2008, respectively, including shares held by a subsidiary as indicated below)	870	763
Class B, par value $.01 per share (1 share authorized, issued and outstanding at June 30, 2009 and December 31, 2008)	–	–
Additional paid-in-capital	538,227	429,694
Retained earnings	179,144	221,410
Accumulated other comprehensive loss, net of tax	(47,759)	(79,435)

	670,482	572,432
Less - Class A common stock held by a subsidiary, at cost (10,597,691 and 9,376,162 shares at June 30, 2009 and December 31, 2008, respectively)	(346,406)	(321,852)

Total Lazard Ltd stockholders’ equity	324,076	250,580
Noncontrolling interests	51,906	61,172

Total stockholders’ equity	375,982	311,752

Total liabilities and stockholders’ equity	$2,653,330	$2,862,931

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUE
Investment banking and other advisory fees	$236,387	$279,431	$397,789	$476,155
Money management fees	120,301	165,699	219,244	323,781
Interest income	5,847	20,900	13,312	43,937
Other	40,198	39,615	48,240	8,623

Total revenue	402,733	505,645	678,585	852,496
Interest expense	27,108	38,257	54,565	77,029

Net revenue	375,625	467,388	624,020	775,467

OPERATING EXPENSES
Compensation and benefits	239,279	280,021	442,811	473,582
Occupancy and equipment	19,990	22,277	40,084	51,771
Marketing and business development	15,788	25,220	29,241	45,684
Technology and information services	16,156	17,089	32,078	33,330
Professional services	11,871	16,237	20,060	29,504
Fund administration and outsourced services	8,057	6,573	15,803	13,143
Restructuring	–	–	62,550	–
Other	7,538	12,233	15,216	22,693

Total operating expenses	318,679	379,650	657,843	669,707

OPERATING INCOME (LOSS)	56,946	87,738	(33,823)	105,760

Provision for income taxes	13,519	18,110	9,344	22,950

NET INCOME (LOSS)	43,427	69,628	(43,167)	82,810

LESS - NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	15,240	35,311	(17,858)	40,694

NET INCOME (LOSS) ATTRIBUTABLE TO LAZARD LTD	$ 28,187	$ 34,317	$(25,309)	$ 42,116

ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	74,935,658	56,416,850	72,539,998	53,198,522
Diluted	127,984,819	126,711,796	72,539,998	113,713,062

NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
Basic	$0.38	$0.61	$(0.36)	$0.80

Diluted	$0.34	$0.54	$(0.36)	$0.70

DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.10	$0.10	$0.20	$0.20

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

(dollars in thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(43,167)	$82,810
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash items included in net income (loss):
Depreciation and amortization of property and intangible assets	11,802	13,933
Amortization of deferred expenses, stock units and interest rate hedge	158,971	119,330
Gain on extinguishment of debt	(258)	–
(Increase) decrease in operating assets:
Cash segregated for regulatory purposes or deposited with clearing organizations	6,508	8,982
Receivables-net	183,039	(158,102)
Investments	(6,303)	354,188
Other assets	15,936	(42,833)
Increase (decrease) in operating liabilities:
Deposits and other payables	(173,817)	165,468
Accrued compensation and benefits and other liabilities	(99,834)	(484,950)

Net cash provided by operating activities	52,877	58,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of joint venture interest and other equity method investments	(1,780)	(74,855)
Additions to property	(4,131)	(9,593)
Disposals of property	805	428
Purchases of available-for-sale securities	(3,320)	(60,125)
Proceeds from available-for-sale securities	33,226	2,838

Net cash provided by (used in) investing activities	24,800	(141,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of Class A common stock	–	437,500
Other financing activities	14,195	4,814
Payments for:
Senior borrowings	(635)	(437,488)
Capital lease obligations	(1,665)	(1,621)
Distributions to noncontrolling interests	(41,339)	(41,640)
Repurchase of common membership interests from members of LAZ-MD Holdings	(1,810)	–
Repurchase of Class A common stock	(49,829)	(162,835)
Class A common stock dividends	(13,439)	(9,863)
Settlement of vested RSUs and DSUs	(11,322)	(3,337)
Other financing activities	(13)	–

Net cash used in financing activities	(105,857)	(214,470)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	14,457	(229)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,723)	(297,180)
CASH AND CASH EQUIVALENTS—January 1	909,707	1,055,844

CASH AND CASH EQUIVALENTS—June 30	$895,984	$758,664

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Supplemental investing non-cash transaction:
Preferred stock and Class A common stock issuable in connection with acquisitions	$4,390	$9,282

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2009

(UNAUDITED)

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Class A Common Stock Held By A Subsidiary		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

	Shares	$	Shares(*)	$				Shares	$
Balance–January 1, 2009	31,745	$–	76,294,913	$763	$429,694	$221,410	$(79,435)	9,376,162	$(321,852)	$250,580	$61,172	$311,752

Comprehensive income (loss):
Net loss						(25,309)				(25,309)	(17,858)	(43,167)
Other comprehensive income (loss) - net of tax:
Currency translation adjustments							34,274			34,274	13,874	48,148
Amortization of interest rate hedge							383			383	155	538
Available-for-sale securities:
Net unrealized gain							6,861			6,861	2,778	9,639
Adjustment for items reclassified to earnings							181			181	73	254
Employee benefit plans:
Net actuarial gain							803			803	325	1,128
Adjustment for items reclassified to earnings							(182)			(182)	(74)	(256)

Comprehensive income (loss)										17,011	(727)	16,284

Preferred stock and Class A common stock issued/issuable in connection with prior business acquisitions and LAM Merger and related amortization					9,617					9,617	2,200	11,817
Amortization of stock units					109,851					109,851	44,030	153,881
RSU and DSU dividend-equivalents					3,505	(3,518)				(13)	–	(13)
Class A common stock dividends						(13,439)				(13,439)	–	(13,439)
Purchase of Class A common stock by a subsidiary								1,967,419	(49,829)	(49,829)	–	(49,829)
Lazard Group delivery of Class A common stock for settlement of vested RSUs					(36,597)			(745,890)	25,275	(11,322)	–	(11,322)
Lazard Group repurchase of common membership interests from LAZ-MD Holdings					(1,289)					(1,289)	(521)	(1,810)
Class A common stock issued in exchange for Lazard Group common membership interests			10,666,987	107	(107)					–	–	–
Distributions to noncontrolling interests											(41,339)	(41,339)
Adjustments between Lazard Ltd and noncontrolling interests					23,553		(10,644)			12,909	(12,909)	–

Balance–June 30, 2009	31,745	$–	86,961,900	$870	$538,227	$179,144	$(47,759)	10,597,691	$(346,406)	$324,076	$51,906	$375,982

(*)

Includes 76,294,912 and 86,961,899 shares of the Company’s Class A common stock issued at January 1, 2009 and June 30, 2009, respectively, and 1 share of the Company’s Class B common stock at each such date.

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2008

(UNAUDITED)

(dollars in thousands)

	Preferred Stock						Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Class A Common Stock Held By A Subsidiary		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Series A		Series B		Common Stock
	Shares	$	Shares	$	Shares(*)	$				Shares	$
Balance - January 1, 2008	36,607	$–	277	$–	51,745,826	$517	$(161,924)	$248,551	$52,491	1,712,846	$(69,296)	$70,339	$52,775	$123,114
Adjustment to reclass noncontrolling interest deficit in accordance with SFAS No. 160	–	–	–	–	–	–	42,886	–	(28,766)	–	–	14,120	(14,120)	–

Balance, as adjusted - January 1, 2008	36,607	–	277	–	51,745,826	517	(119,038)	248,551	23,725	1,712,846	(69,296)	84,459	38,655	123,114

Comprehensive income:
Net income								42,116				42,116	40,694	82,810
Other comprehensive income (loss) - net of tax:
Currency translation adjustments									14,694			14,694	11,346	26,040
Amortization of interest rate hedge									310			310	240	550
Available-for-sale securities:
Net unrealized loss									(2,034)			(2,034)	(1,570)	(3,604)
Adjustment for items reclassified to earnings									44			44	34	78
Employee benefit plans:
Net actuarial gain									52			52	41	93
Adjustment for items reclassified to earnings									(255)			(255)	(197)	(452)

Comprehensive income												54,927	50,588	105,515

Class A common stock issuable in connection with prior acquisitions and related amortization							10,391					10,391	855	11,246
Amortization of stock units							64,457					64,457	48,940	113,397
RSU dividend-equivalents							3,693	(3,693)				–		–
Class A common stock dividends								(9,863)				(9,863)	–	(9,863)
Purchase of Class A common stock by a subsidiary										4,447,500	(162,835)	(162,835)	–	(162,835)
Lazard Group delivery of Class A common stock for settlement of vested RSUs and DSUs							(17,704)			(372,239)	14,367	(3,337)	–	(3,337)
Class A common stock issued in connection with the settlement of the purchase contracts forming part of the ESUs					14,582,750	146	246,745					246,891	190,609	437,500
Class A common stock issued in exchange for Lazard Group common membership interests					2,321,909	24	(24)					–	–	–
Distributions to noncontrolling interests													(41,640)	(41,640)
Other							203					203	156	359
Adjustments between Lazard Ltd and noncontrolling interests							63,025		4,511			67,536	(67,536)	–

Balance - June 30, 2008	36,607	$–	277	$–	68,650,485	$687	$251,748	$277,111	$41,047	5,788,107	$(217,764)	$352,829	$220,627	$573,456

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

Lazard Ltd indirectly held approximately 71.2% and 62.4% of all outstanding Lazard Group common membership interests as of June 30, 2009 and December 31, 2008, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group. Lazard Group is governed by an Operating Agreement dated as of May 10, 2005, as amended (the “Operating Agreement”).

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

•	Asset Management, which includes the management of equity and fixed income securities, alternative investments and private equity funds.

In addition, the Company records selected other activities in its Corporate segment, including management of cash, certain investments and the commercial banking activities of Lazard Group’s Paris-based Lazard Frères Banque SA (“LFB”). LFB is a registered bank regulated by the Banque de France and its primary operations include asset and liability management for Lazard Group’s businesses in France through its money market desk and commercial banking operations, deposit taking and, to a lesser extent, financing activities and custodial oversight over assets of various clients. LFB also engages in underwritten offerings of securities in France. The Company also allocates outstanding indebtedness to its Corporate segment.

Basis of Presentation

The accompanying condensed consolidated financial statements of Lazard Ltd have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Ltd’s annual report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”). The accompanying December 31, 2008 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that Lazard may

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

undertake in the future, actual results may differ materially from the estimates. The consolidated results of operations for the three month and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Any material events or transactions that occurred subsequent to June 30, 2009 through the date of filing of this Quarterly Report on Form 10-Q were reviewed for purposes of determining whether any adjustments were required to be made to the accompanying condensed consolidated financial statements and for disclosure purposes.

The condensed consolidated financial statements include Lazard Ltd, Lazard Group and Lazard Group’s principal operating subsidiaries: Lazard Frères & Co. LLC (“LFNY”), a New York limited liability company, along with its subsidiaries, including Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”); its French limited liability companies Compagnie Financière Lazard Frères SAS (“CFLF”) along with its subsidiaries, LFB and Lazard Frères Gestion SAS (“LFG”) and Maison Lazard SAS and its subsidiaries; and Lazard & Co., Limited (“LCL”), through Lazard & Co., Holdings Limited, an English private limited company (“LCH”), together with their jointly owned affiliates and subsidiaries.

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

On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), the provisions of which are applicable on a prospective basis. SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and supersedes or amends other related authoritative literature although it retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the “purchase method”) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree; (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) also requires the acquirer to expense, as incurred, costs relating to any acquisitions. The adoption of SFAS No. 141(R) on January 1, 2009 did not have an impact on the Company’s consolidated financial statements. Prospectively all acquisitions will conform to SFAS No. 141(R).

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

On January 1, 2008, the Company adopted, on a prospective basis, the required provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which, among other things, defined fair value, established a framework for measuring fair value and enhanced disclosure requirements about fair value measurements with respect to its financial assets and financial liabilities. On January 1, 2009, the Company adopted the remaining provisions of SFAS No. 157, as permitted by the Financial Accounting Standards Board (the “FASB”) Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These nonfinancial items include, for example, reporting units required to be measured at fair value for annual goodwill impairment testing purposes and nonfinancial assets acquired and liabilities assumed in a business combination. Neither the adoption of the required provisions of SFAS No. 157 on January 1, 2008, nor the adoption of the remaining provisions of SFAS No. 157 on January 1, 2009, as permitted by FSP 157-2, had a material impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted SFAS No. 160, the presentation and disclosure requirements of which were required to be applied retrospectively. SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to both the parent and the noncontrolling interests with separate disclosure of each component on the face of the consolidated income statement. SFAS No. 160 does not, however, impact the calculation of net income per share, as such calculation will continue to be based on amounts attributable to the parent.

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

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), which amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106”, to require more detailed disclosures about an employer’s plan assets, including an employer’s investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. The disclosures about plan assets required by FSP 132(R)-1 are required to be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of FSP 132(R)-1 are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of FSP 132(R)-1 is permitted. We do not anticipate that the adoption of FSP 132(R)-1 in 2009 will have a material impact on the Company’s consolidated financial statements.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

On April 1, 2009, the Company adopted FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). FSP 141(R)-1 amends and clarifies SFAS No. 141(R) with respect to the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The adoption of FSP 141(R)-1 did not impact the Company’s consolidated financial statements but may have an impact in the future in the event the Company enters into a business combination.

On April 1, 2009, the Company adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) on a prospective basis. FSP 157-4 provides additional guidance on determining fair value for securities or other financial assets when the volume and level of activity for such items have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis. FSP 157-4 also provides additional guidance in determining whether or not a transaction is orderly and whether or not a transaction or quoted price can be considered. Accordingly, FSP 157-4 does not apply to quoted prices for identical assets or liabilities in active markets categorized as Level 1. FSP 157-4 also requires additional fair value disclosures on an interim basis. See Note 4 of Notes to Condensed Consolidated Financial Statements for the additional disclosures provided pursuant to FSP 157-4. The adoption of additional guidance provided by FSP 157-4 did not materially impact the Company’s consolidated financial statements.

On April 1, 2009, the Company adopted FSP FAS 107-1 and FSP APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1” and “FSP APB 28-1”, respectively) on a prospective basis. FSP 107-1 and FSP APB 28-1 increase the frequency of qualitative and quantitative information about fair value estimates for all financial instruments not remeasured on the balance sheet at fair value by requiring this information on an interim basis. See Note 8 of Notes to Condensed Consolidated Financial Statements.

On April 1, 2009, the Company adopted FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2” and “FSP 124-2”, respectively) on a prospective basis. FSP 115-2 and FSP 124-2 impact the recognition and presentation of other-than-temporary impairments pertaining to debt securities accounted for as “available-for-sale securities” and provide greater clarity about the credit and non-credit components of debt securities whose fair value is below amortized cost that are not expected to be sold, and also require increased disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. The adoption of FSP 115-2 and FSP 124-2 did not have a material impact on the consolidated financial statements. See Note 4 of Notes to Condensed Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which amends certain requirements of FASB Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. It also requires a company to provide additional disclosures about its involvement with VIEs and any significant changes in risk exposure due to that involvement. The requirements of SFAS No. 167 are effective for interim and annual periods beginning after November 15, 2009. Early adoption is prohibited. The Company is currently assessing the impact SFAS No. 167 will have on its consolidated financial statements.

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

Customers and other receivables at June 30, 2009 and December 31, 2008 include $11,400 and $13,109, respectively, of loans by LFB to managing directors and employees in France that are made in the ordinary course of business at market terms and $7,797 and $16,444, respectively, pertaining to a receivable from the Reserve Primary Fund (the “Primary Fund”), a money market fund based in New York that is engaged in the liquidation of its assets for distribution to investors under the supervision of the SEC. In September 2008, the Primary Fund, which held certain securities issued by Lehman Brothers Holdings, Inc., temporarily suspended the payment of redemption proceeds to investors. At September 15, 2008, the Company had $77,713 of investments in the Primary Fund. Through June 30, 2009, the Company had recovered partial distributions from the Primary Fund aggregating $69,916. Following the events of September 2008, various investors in the Primary Fund commenced litigations against the Primary Fund, certain officers and trustees of the Primary Fund and certain related entities. On February 26, 2009, the Primary Fund announced that it would set aside a “special reserve” of $3.5 billion of its assets to cover damages and expenses claimed in actual and potential litigations against it by Primary Fund investors. On May 5, 2009, the SEC asked the Court overseeing the Reserve Fund-related litigation to enjoin the Primary Fund’s plan to set aside a special reserve and to compel the Primary Fund to make a pro rata distribution of its assets to the Fund’s remaining investors. The Court is scheduled to consider the SEC’s proposal, and any objections to that proposal, at a hearing on September 23, 2009. The Company expects to receive an amount approximating the carrying value of its receivable relating to its investment in the Primary Fund, but it is possible that the process of liquidating the Primary Fund may ultimately result in some diminution in value of the Company’s investment position. The Company is closely monitoring the situation and reserving all of its rights.

Receivables are stated net of an estimated allowance for doubtful accounts of $15,010 and $15,883 at June 30, 2009 and December 31, 2008, respectively, for past due amounts and for specific accounts deemed uncollectible. The Company recorded bad debt expense of $4,170 and $3,622 for the three month and six month periods ended June 30, 2009, respectively, and $2,254 and $5,728 for the three month and six month periods ended June 30, 2008, respectively. In addition, the Company recorded charge-offs, foreign currency translation and other adjustments, which resulted in a net decrease (increase) to the allowance for doubtful accounts of $(150) and $4,495 for the three month and six month periods ended June 30, 2009, respectively, and $125 and $387 for the three month and six month periods ended June 30, 2008, respectively. At June 30, 2009 and December 31, 2008, the Company had $16,233 and $17,916, respectively, of receivables deemed past due or deemed uncollectible.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

4.	FAIR VALUE MEASUREMENTS

The Company’s investments and securities sold, not yet purchased consist of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Debt:
Bonds - Corporate	$289,695	$296,674
Non-U.S. Government and agency securities	31,048	36,396

	320,743	333,070

Equities	73,115	71,105

Other:
Interest in LAM alternative asset management funds:
General Partner (“GP”) interests owned by Lazard	41,710	35,300
GP interests consolidated but not owned by Lazard	13,263	20,866
Private equity investments	93,530	83,931
Equity method investments	75,644	75,695

	224,147	215,792

Total investments	618,005	619,967
Less equity method investments	75,644	75,695

Investments, at fair value	$542,361	$544,272

Securities sold, not yet purchased (included in “other liabilities”)	$4,276	$6,975

Debt securities primarily consist of investments by LFB, which typically holds them long-term, as part of its asset-liability management program. Such securities primarily consist of fixed and floating rate European corporate bonds and French government securities. Debt securities are accounted for as either “trading” or “available-for-sale” securities and consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Trading securities:
Bonds - Corporate	$12,794	$7,573
Non-U.S. Government and agency securities	31,048	36,396

	43,842	43,969
Available-for-sale securities:
Bonds - Corporate	276,901	289,101

Total debt securities	$320,743	$333,070

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The fair value and amortized cost basis pertaining to debt securities classified as “available-for-sale” at June 30, 2009, by maturity date/first call date, are as follows:

Maturity Date/First Call Date	Fair Value	Amortized Cost Basis
Within one year	$82,502	$87,012
After 1 year through 5 years	131,801	144,131
After 5 years through 10 years	50,864	79,899
After 10 years	11,734	14,141

	$276,901	$325,183

Additional information with respect to debt securities classified as “available-for-sale” at June 30, 2009 that are in an unrealized loss position are as follows:

Securities in a Continuous Loss Position for Less than 12 Months		Securities in a Continuous Loss Position for 12 Months or Longer
Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
$2,723	$864	$235,842	$48,240

The unrealized loss amount reported in the table above for securities in a continuous loss position for 12 months or longer has been reduced by an other-than-temporary impairment charge of $916 recognized in “other-revenue” on the condensed consolidated statements of operations during the three month period ended June 30, 2009. Such amount represents the credit loss component of debt securities whose fair value is below amortized cost that is required to be recognized in earnings in connection with FSP 115-2.

LFB does not intend to sell its debt securities classified as “available-for-sale”, nor is it more likely than not that LFB will be required to sell such debt securities before their anticipated recovery. Based on the qualitative and quantitative analysis performed, debt securities in unrealized loss positions were not considered to be other-than-temporarily impaired at June 30, 2009, except for the amount recognized above.

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

Private equity investments are primarily comprised of investments in private equity funds and direct private equity interests. Such investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small to mid-cap European companies; (ii) Corporate Partners II Limited (“CP II”), a

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

private equity fund targeting significant noncontrolling-stake investments in established public and private companies; and (iii) Lazard Senior Housing Partners LP (“Senior Housing”), which acquires companies and assets in the senior housing, extended-stay hotel and shopping center sectors.

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

Pursuant to SFAS No. 157, Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

Level 1.	Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Lazard has the ability to access.

Level 2.	Assets and liabilities whose values are based on quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in non-active markets or inputs other than quoted prices that are directly observable or derived principally from or corroborated by market data.

Level 3.	Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. Items included in Level 3 include securities or other financial assets whose volume and level of activity have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables present the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 into a three-level fair value hierarchy in accordance with SFAS No. 157:

	Fair Value Measurements on a Recurring Basis As of June 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt	$43,842	$276,901	$–	$320,743
Equities	57,784	15,034	297	73,115
Other (excluding equity method investments):
Interest in LAM alternative asset management funds:
GP interests owned by Lazard	–	41,710	–	41,710
GP interests consolidated by Lazard	–	13,263	–	13,263
Private equity investments	–	–	93,530	93,530
Derivatives	–	7,861	–	7,861

Total Assets	$101,626	$354,769	$93,827	$550,222

Liabilities:
Securities sold, not yet purchased	$4,276	$–	$–	$4,276
Derivatives	–	27,661	–	27,661

Total Liabilities	$4,276	$27,661	$–	$31,937

	Fair Value Measurements on a Recurring Basis As of December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt	$43,969	$289,101	$–	$333,070
Equities	54,108	14,544	2,453	71,105
Other (excluding equity method investments):
Interest in LAM alternative asset management funds:
GP interests owned by Lazard	–	35,300	–	35,300
GP interests consolidated by Lazard	–	20,866	–	20,866
Private equity investments	–	–	83,931	83,931
Derivatives	–	4,661	–	4,661

Total Assets	$98,077	$364,472	$86,384	$548,933

Liabilities:
Securities sold, not yet purchased	$6,975	$–	$–	$6,975
Derivatives	–	43,990	–	43,990

Total Liabilities	$6,975	$43,990	$–	$50,965

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month and six month periods ended June 30, 2009 and 2008.

	Level 3 Assets and Liabilities For the Three Month Period Ended June 30, 2009
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue – Other	Net Purchases, Issuances and Settlements	Foreign Currency Translation Adjustments	Ending Balance

Level 3 Assets:
Investments:
Equities	$261	$(5)	$36	$5	$297
Private equity investments	86,324	(127)	4,201	3,132	93,530

Total Level 3 Assets	$86,585	$(132)	$4,237	$3,137	$93,827

	Level 3 Assets and Liabilities For the Three Month Period Ended June 30, 2008
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue – Other	Net Purchases, Issuances and Settlements	Foreign Currency Translation Adjustments	Ending Balance

Level 3 Assets:
Investments:
Equities	$4,553	$170	$(266)	$ 8	$4,465
Private equity investments	89,473	(589)	7,244	(73)	96,055

Total Level 3 Assets	$94,026	$(419)	$6,978	$(65)	$100,520

	Level 3 Assets and Liabilities For the Six Month Period Ended June 30, 2009
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue – Other	Net Purchases, Issuances and Settlements	Foreign Currency Translation Adjustments	Ending Balance

Level 3 Assets:
Investments:
Equities	$2,453	$(5)	$(2,056)	$(95)	$297
Private equity investments	83,931	(108)	8,613	1,094	93,530

Total Level 3 Assets	$86,384	$(113)	$6,557	$999	$93,827

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	Level 3 Assets and Liabilities For the Six Month Period Ended June 30, 2008
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue – Other	Net Purchases, Issuances and Settlements	Foreign Currency Translation Adjustments	Ending Balance

Level 3 Assets:
Investments:
Equities	$4,469	$(39)	$(266)	$301	$4,465
Private equity investments	74,051	1,921	18,034	2,049	96,055

Total Level 3 Assets	$78,520	$1,882	$17,768	$2,350	$100,520

There were net realized gains of $21 included in income for the three month and six month periods ended June 30, 2009 and no net realized gains or losses included in income for the three month and six month periods ended June 30, 2008 with respect to Level 3 assets and liabilities.

The Company recognized gross investment gains and losses on investments measured at fair value for the three month and six month periods ended June 30, 2009 in “revenue - other” on the respective condensed consolidated statements of operations as follows:

	Three Month Period Ended June 30, 2009	Six Month Period Ended June 30, 2009
Gross investment gains	$18,648	$21,871
Gross investment losses	$–	$6,312

The table above includes gross unrealized investment gains and losses pertaining to “trading” securities accounted for under SFAS No. 115 as follows:

	Three Month Period Ended June 30, 2009	Six Month Period Ended June 30, 2009
Gross unrealized investment gains	$1,549	$719
Gross unrealized investment losses	$–	$12

In addition, the Company recorded gross unrealized investment gains (pre-tax) and gross unrealized investment losses (pre-tax) of $18,969 and $2,893, respectively, in “accumulated other comprehensive loss” during the six month period ended June 30, 2009 pertaining to debt securities that are designated as “available-for-sale” under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). There were no significant reclassifications from “accumulated other comprehensive loss” to earnings during the six month period ended June 30, 2009. The average cost basis is utilized for purposes of calculating realized investment gains and losses.

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

The table below represents the fair values of the Company’s derivative assets and liabilities reported within “other assets” and “other liabilities” on the accompanying condensed consolidated statements of financial condition as of June 30, 2009 and December 31, 2008:

	Derivatives Designated as Hedging Instruments Under SFAS No. 133		Derivatives Not Designated as Hedging Instruments Under SFAS No. 133		Total
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Derivative Assets:
Forward foreign currency exchange rate contracts	$–	$–	$7,620	$4,377	$7,620	$4,377
Interest rate swaps	–	75	87	209	87	284
Equity swaps	–	–	154	–	154	–

	$–	$75	$7,861	$4,586	$7,861	$4,661

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$–	$–	$13,557	$26,593	$13,557	$26,593
Interest rate swaps	13,035	12,980	210	1,051	13,245	14,031
Equity swaps	–	–	859	3,366	859	3,366

	$13,035	$12,980	$14,626	$31,010	$27,661	$43,990

The effect of gains (losses) with respect to derivatives not designated as hedging instruments under SFAS No. 133 on the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2009 (predominantly reflected in “revenue – other”), by type of derivative, is as follows:

	Three Month Period Ended June 30, 2009	Six Month Period Ended June 30, 2009
Forward foreign currency exchange rate contracts	$3,482	$3,650
Interest rate swaps	344	482
Equity swaps	(7,145)	(3,263)

	$(3,319)	$869

With respect to derivatives designated as hedging instruments under SFAS No. 133, such derivatives relate to interest rate swaps that hedge “available-for-sale” securities and are being accounted for as fair value hedges. For the three month and six month periods ended June 30, 2009, net pre-tax gains (losses) of $3,143 and $(190), respectively, pertaining to such interest rate swaps were recognized, which were substantially offset by equivalent amounts on the hedged risk portion of such “available-for-sale” securities.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

5.	LAM MERGER TRANSACTION

On September 25, 2008, Lazard Ltd, LAM and LAZ Sub I, LLC, a then newly-formed subsidiary of LFNY, completed the merger of LAZ Sub I, LLC with and into LAM (the “LAM Merger”). Prior to the LAM Merger, the common equity interests of LAM were held by LFNY and certain other equity interests of LAM, representing contingent payments should a fundamental transaction occur, as described below, were held by present and former employees of LAM. Following the LAM Merger, all equity interests of LAM are owned directly or indirectly by LFNY. The equity interests of LAM that were held, prior to the LAM Merger, by the then present and former employees of LAM and its subsidiaries (and certain related phantom rights issued as incentive compensation) entitled the holders to payments totaling approximately 23% of the net proceeds or imputed valuation of LAM (after deductions for payments to creditors of LAM and the return of capital in LAM) in connection with certain specified fundamental transactions concerning LAM or Lazard, including a sale of LAM or Lazard, certain non-ordinary course asset sales and major acquisitions.

The aggregate non-contingent consideration relating to the equity interests of LAM (and the phantom rights referred to above) held by present and former employees of LAM and its subsidiaries (the “Transaction Consideration”) consists of (i) cash payments made from the closing of the LAM Merger through January 2, 2009 of approximately $60,100, (ii) a cash payment on October 31, 2011 of approximately $90,300 and (iii) an issuance on October 31, 2011 of 2,201,457 shares of Lazard Ltd’s Class A common stock (“Class A common stock”) (plus additional shares of Class A common stock in an amount determined by reference to the cash dividends paid on Class A common stock since the closing of the LAM Merger), subject, in the case of clause (ii) and (iii) and with respect to certain present employees of LAM and its subsidiaries, to delayed payment/issuance until the eighth anniversary of the closing of the LAM Merger if the applicable employee is no longer employed by Lazard or its affiliates on October 31, 2011, subject to certain exceptions. The merger agreement also generally provides that if there is a change in control of the Company or a sale of LAM, any and all of the Transaction Consideration will be payable as of the date of such change in control. The related liabilities for the present value of the unpaid cash consideration, as of June 30, 2009 and December 31, 2008, have been recorded in “accrued compensation and benefits” and “other liabilities”, and amounted to $14,294 and $62,951, respectively, as of June 30, 2009, and $16,013 and $60,324, respectively, as of December 31, 2008.

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

The aggregate non-contingent consideration relating to the GAHL and the CWC acquisitions (before transaction costs) consisted of cash and Lazard Ltd stock and aggregated to approximately $220,500 and $216,200 through June 30, 2009 and December 31, 2008, respectively. At June 30, 2009 and December 31, 2008,

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

993,024 shares of Class A common stock were issuable on a non-contingent basis. Additionally, at June 30, 2009 and December 31, 2008, 9,724 and 7,293 shares of Series A preferred stock, respectively, were convertible into Class A common shares on a non-contingent basis, with the number of Class A common shares dependent, in part, upon future prices of the Class A common stock. At June 30, 2009 and December 31, 2008, 948,631 shares of Class A common stock were contingently issuable and, at June 30, 2009 and December 31, 2008, 22,021 and 24,452 shares of Series A preferred stock, respectively, were contingently convertible into shares of Class A common stock as of each respective date, dependent upon the future performance of GAHL and CWC.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at June 30, 2009 and December 31, 2008, which primarily pertain to the Company’s Financial Advisory segment, are presented below.

	June 30, 2009	December 31, 2008

Goodwill	$185,434	$170,277
Other intangible assets (net of accumulated amortization)	4,179	4,867

	$189,613	$175,144

Changes in the carrying amount of goodwill for the six month periods ended June 30, 2009 and 2008, are as follows:

	Six Month Period Ended June 30,
	2009	2008
Balance, January 1	$170,277	$178,446
Prior business acquisitions, including additional contingent consideration earned	2,779	9,282
Foreign currency translation adjustments	12,378	8,526

Balance, June 30	$185,434	$196,254

The gross cost and accumulated amortization of other intangible assets as of June 30, 2009 and December 31, 2008, by major intangible asset category, are as follows:

	June 30, 2009			December 31, 2008
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Management fees, customer relationships and non-compete agreements	$7,017	$2,838	$4,179	$7,017	$2,150	$4,867

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Amortization expense of intangible assets for the three month and six month periods ended June 30, 2009 was $344 and $688, respectively, and for the three month and six month periods ended June 30, 2008 was $2,525 and $3,745, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense
2009 (July 1 through December 31)	$584
2010	1,127
2011	903
2012	511
2013	400
Thereafter	654

Total amortization expense	$4,179

8.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of June 30, 2009 and December 31, 2008:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of
				June 30, 2009	December 31, 2008
Lazard Group 7.125% Senior Notes	$550,000	2015	7.125%	$538,500	$538,500
Lazard Group 6.85% Senior Notes(a)	600,000	2017	6.85%	548,350	549,250
Lazard Group Credit Facility	150,000	2010	1.75%	–	–

Total				$1,086,850	$1,087,750

(a)	During the six month period ended June 30, 2009, the Company repurchased $900 principal amount of the 6.85% Senior Notes at a cost, excluding accrued interest, of $635 and, after the write-off of unamortized debt issuance costs of $7, recognized a pre-tax gain of $258.

Subordinated Debt—Subordinated debt at June 30, 2009 and December 31, 2008 amounted to $150,000 at each date and represents a note which is convertible into a maximum of 2,631,570 shares of Class A common stock at an effective conversion price of $57 per share. The note matures on September 30, 2016 and has a fixed interest rate of 3.25% per annum. One-third in principal amount became convertible on and after July 1, 2008, an additional one-third became convertible on and after July 1, 2009 and a final one-third in principal amount will become convertible on and after July 1, 2010, and no principal amount will be convertible after June 30, 2011. As of June 30, 2009 there have been no conversions of the note.

Lazard Group maintains a $150,000 senior revolving credit facility with a group of lenders (the “Lazard Group Credit Facility”) which contains certain financial condition covenants. In addition, the Lazard Group Credit Facility, the indenture and supplemental indentures relating to Lazard Group’s senior notes as well as its subordinated convertible note contain certain covenants (none of which relate to financial condition), events of default and other customary provisions, including a customary make-whole provision in the event of early redemption where applicable. As of June 30, 2009, the Company was in compliance with all of these provisions. All of the Company’s senior and subordinated debt obligations are unsecured.

As of June 30, 2009, the Company had approximately $215,000 in unused lines of credit available to it, including approximately $43,000 of unused lines of credit available to LFB. In addition, LFB has access to the Eurosystem covered bond purchase program of the Banque de France.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The Company’s senior and subordinated debt are recorded at historical amounts. At June 30, 2009 and December 31, 2008, the aggregate carrying value of the Company’s senior and subordinated debt ($1,236,850 and $1,237,750, respectively) exceeded fair value by $128,230 and $354,382, respectively. The fair value of the Company’s senior and subordinated debt was estimated using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements or based on market quotations where available.

9.	COMMITMENTS AND CONTINGENCIES

Leases—Lazard has various leases and other contractual commitments arising in the ordinary course of business. In the opinion of management, the fulfillment of such commitments in accordance with their terms will not have a material adverse effect on Lazard’s consolidated financial position, results of operations or cash flows.

Guarantees—On March 12, 2007, Lazard entered into an agreement to guarantee to a foreign tax jurisdiction the deferred payment of certain income tax obligations and potential tax penalties of certain managing directors of Lazard Group, which, as of June 30, 2009, aggregated $11,321. These managing directors have pledged their interests in LAZ-MD Holdings, an entity owned by Lazard Group’s current and former managing directors (“LAZ-MD Holdings”) (which are exchangeable into shares of Class A common stock) and unsold shares of Class A common stock received in exchange for such interests to collateralize such guarantee, with the value of such collateral in each case exceeding the guarantee provided by Lazard.

In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At June 30, 2009, LFB had $7,150 of such indemnifications and held $4,694 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the condensed consolidated statements of financial condition.

Private Equity Funding Commitments—At June 30, 2009, the principal commitments by the Company for capital contributions to private equity investment funds were as set forth below. Senior Housing is managed by Lazard Alternative Investments Holdings LLC (“LAI”), a subsidiary of LFCM Holdings LLC (“LFCM Holdings”). LAI owns and operates the alternative investments of LFCM Holdings (an entity that includes Lazard’s former Capital Markets and Other business segment as well as other specified non-operating assets and liabilities transferred pursuant to or in anticipation of the separation from the Company on May 10, 2005). CP II was managed by a subsidiary of LAI until February 16, 2009. Effective February 17, 2009, ownership and control of CP II was transferred to the investment professionals who manage CP II.

		Total Lazard Commitments (b)
Name of Fund	Total Institutional Commitments	Maximum Commitment	Funding Expiration Date		Unfunded As of June 30, 2009
CP II	$500,000	$50,000	2010		$10,354
Senior Housing	201,000	10,000	2009	(a)	544

	$701,000	$60,000			$10,898

(a)	Funding expiration date was July 6, 2009. However, under certain circumstances, $544 may be called at any time prior to the fund’s liquidation.

(b)	The table above excludes other unfunded commitments by Lazard at June 30, 2009 of $3,357 to Company-sponsored private equity investment funds (including $2,531 in connection with the Company’s compensation plans), which are contingent upon certain events and have no definitive final payment dates.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. The commitments have an expiration date and, once drawn upon, may require the counterparty to post collateral depending on the counterparty’s creditworthiness. Outstanding commitments at June 30, 2009 were $17,463. This amount may not represent future cash requirements as commitments may expire without being drawn upon.

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

In connection with the formation of Sapphire, Lazard Funding purchased from Sapphire 15,144,000 units (“Founders’ Units”) at a total cost of approximately $95. Each Founders’ Unit consists of one share of Sapphire common stock and one warrant, with such warrant entitling the holder to purchase one share of Sapphire common stock for $7.50. On January 24, 2008, in connection with the Sapphire IPO, Lazard Funding purchased (i) 5,000,000 units in the Sapphire IPO at a purchase price equal to the public offering price of $10.00 per unit (for an aggregate purchase price of $50,000), and (ii) an aggregate of 12,500,000 warrants from Sapphire at a price of $1.00 per warrant (for a total purchase price of $12,500). Furthermore, Lazard Funding entered into an agreement with the underwriter to purchase up to an additional $37,500 worth of Sapphire common shares in open market purchases, commencing two business days after Sapphire files a proxy statement relating to an Initial Business Combination and ending on the business day immediately preceding the record date for the meeting of Sapphire stockholders at which such Initial Business Combination is to be approved, or earlier in certain circumstances.

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

The Company has various other contractual commitments arising in the ordinary course of business. In the opinion of management, the consummation of such commitments will not have a material adverse effect on the Company’s consolidated financial position or results of operations. In addition, from time to time, LFB enters into underwriting commitments in which it participates as a joint underwriter. The settlement of such transactions are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

At June 30, 2009 and 2008, Lazard Group common membership interests held by subsidiaries of Lazard Ltd amounted to 71.2% and 56.4%, respectively, and by LAZ-MD Holdings amounted to 28.8% and 43.6%, respectively. Pursuant to provisions of its Operating Agreement, Lazard Group distributions in respect of its common membership interests are allocated to the holders of such interests on a pro rata basis. Such distributions represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and the members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. During the six month periods ended June 30, 2009 and 2008, Lazard Group distributed $9,163 and $10,832, respectively, to LAZ-MD Holdings and $13,439 and $9,863, respectively, to the subsidiaries of Lazard Ltd, which latter amounts were used by Lazard Ltd to pay dividends to third-party holders of its Class A common stock. In addition, during the six month periods ended June 30, 2009 and 2008, Lazard Group made tax distributions of $67,360 and $51,725, respectively, including $25,316 and $26,727, respectively, paid to LAZ-MD Holdings and $42,044 and $24,998, respectively, paid to subsidiaries of Lazard Ltd.

On July 28, 2009, the Board of Directors of Lazard Ltd declared a quarterly dividend of $0.125 per share on its Class A common stock, totaling $11,013, payable on August 28, 2009 to stockholders of record on August 7, 2009.

See below for additional information regarding Lazard Ltd’s and LAZ-MD Holdings’ ownership interests in Lazard Group.

Secondary Offering—In June 2009, pursuant to a Prospectus Supplement dated June 2, 2009, certain current and former managing directors of Lazard (including certain of our executive officers) and their permitted transferees (the “2009 Selling Shareholders”) sold 4,000,000 shares of Class A common stock at a price of $26.00 per share (the “2009 Secondary Offering”). Lazard Ltd did not receive any net proceeds from the sales of such Class A common stock in the 2009 Secondary Offering. Separately, in connection with the 2009 Secondary Offering, Lazard Group agreed to purchase from the 2009 Selling Shareholders 1,700,000 shares of Class A common stock for an aggregate cost of $44,200 ($26.00 per share), with such purchase being part of the share repurchase program described below. In the aggregate, the 2009 Selling Shareholders sold a total of 5,700,000 shares of Class A common stock (including 2,110,754 shares of Class A common stock previously received upon the exchange of a like number of LAZ-MD Holdings exchangeable interests and 3,589,246 shares of Class A common stock received upon a simultaneous exchange of a like number of LAZ-MD Holdings exchangeable interests).

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

As a result of the 2009 Secondary Offering, Lazard Ltd’s ownership interest in Lazard Group increased from 68.2% prior to the offering to 71.1% immediately subsequent thereto. Correspondingly, LAZ-MD Holdings’ ownership in Lazard Group decreased from 31.8% prior to the offering to 28.9% immediately subsequent thereto.

See “Noncontrolling Interests” below for additional information regarding Lazard Ltd’s and LAZ-MD Holdings’ ownership interests in Lazard Group.

Exchange of Lazard Group Common Membership Interests—In addition to the exchanges that occurred in connection with the 2009 Secondary Offering, on March 6, 2009 and May 11, 2009, Lazard Ltd issued 244,968 and 6,832,773 shares of Class A common stock, respectively, in connection with the exchange of a like number of common membership interests of Lazard Group (received from members of LAZ-MD Holdings in exchange for their membership interests in LAZ-MD Holdings).

Share Repurchase Program

The Board of Directors of Lazard Ltd has authorized, on a cumulative basis, the repurchase of up to $500,000 in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2009. The Company expects that the share repurchase program, with respect to the Class A common stock, will be used primarily to offset a portion of the shares that have been or will be issued under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”). Purchases may be made in the open market or through privately negotiated transactions. Pursuant to this authorization, since inception of the program in February 2006 through June 30, 2009, Lazard Group purchased an aggregate of 12,069,189 shares of Class A common stock at an average price of $33.07 per share (including, during the six month period ended June 30, 2009, 1,967,419 shares at an average price of $25.33 per share, inclusive of the 1,700,000 shares purchased in connection with the 2009 Secondary Offering described above), and an aggregate of 725,374 Lazard Group common membership interests at an average price of $36.13 per common membership interest (including, during the six month period ended June 30, 2009, 69,623 common membership interests at an average price of $26.00 per common membership interest). As a result of Lazard Group’s delivery of an aggregate of 1,471,498 shares for the settlement of vested restricted stock unit grants (“RSUs”) and deferred stock unit grants (“DSUs”) during the two year period ended December 31, 2008 and the six month period ended June 30, 2009, there were 10,597,691 and 9,376,162 shares of Class A common stock held by Lazard Group at June 30, 2009 and December 31, 2008, respectively. Such Class A common shares are reported, at cost, as “Class A common stock held by a subsidiary” on the condensed consolidated statements of financial condition.

As of June 30, 2009, $74,667 of the initial $500,000 repurchase authorization remained available under the share repurchase program.

Preferred Stock

Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A preferred stock and Series B preferred stock. As of June 30, 2009 and December 31, 2008, 31,745 shares of Series A preferred stock and no shares of Series B preferred stock were outstanding. These shares of preferred stock have no voting or dividend rights.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

At June 30, 2009 and December 31, 2008, 9,724 and 7,293 of the Series A preferred shares outstanding, respectively, were convertible into shares of Class A common stock. The remaining 22,021 and 24,452 shares of Series A preferred stock outstanding at June 30, 2009 and December 31, 2008, respectively, may be convertible into shares of Class A common stock upon completion or satisfaction of specified obligations in the CWC acquisition agreement.

The initial conversion rate, at the time of the acquisition of CWC was 100 shares of Class A common stock to one share of Series A preferred stock, with the ultimate conversion rate dependent on certain variables, including the value of the Class A common stock, as defined, and the currency exchange rate on the date of conversion.

Accumulated Other Comprehensive Loss, Net of Tax

The components of “accumulated other comprehensive loss, net of tax” at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Currency translation adjustments	$17,193	$(30,955)
Interest rate hedge	(6,313)	(6,851)
Net unrealized loss on available-for-sale securities	(31,619)	(41,512)
Employee benefit plans	(44,873)	(45,745)

Total accumulated other comprehensive loss, net of tax	(65,612)	(125,063)
Less amount attributable to noncontrolling interests (see below)	17,853	45,628

Total Lazard Ltd accumulated other comprehensive loss, net of tax	$(47,759)	$(79,435)

Noncontrolling Interests

Noncontrolling interests represent interests held in Lazard Group by LAZ-MD Holdings and noncontrolling interests in various LAM-related GP interests that the Company is deemed to control but does not own.

As of June 30, 2009 and December 31, 2008, LAZ-MD Holdings held approximately 28.8% and 37.6%, respectively, of the outstanding Lazard Group common membership interests. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock, which provided LAZ-MD Holdings with approximately 28.8% and 37.6%, of the voting power but no economic rights in the Company as of June 30, 2009 and December 31, 2008, respectively. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Class A common stock.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the changes in ownership interests in Lazard Group held by Lazard Ltd and LAZ-MD Holdings during the six month periods ended June 30, 2009 and 2008:

	Lazard Ltd		LAZ-MD Holdings		Total Lazard Group Common Membership Interests
	Common Membership Interests	% Ownership	Common Membership Interests	% Ownership
Six Month Period Ended June 30, 2008:
Balance, January 1, 2008	51,745,825	48.3%	55,322,792	51.7%	107,068,617
Activity January 1, 2008 to June 30, 2008:
Exchanges of membership interests for Class A common stock	2,321,909		(2,321,909)		–
Common membership interests issued in connection with the settlement of the purchase contracts related to the ESUs	14,582,750		–		14,582,750

Balance, June 30, 2008	68,650,484	56.4%	53,000,883	43.6%	121,651,367

Six Month Period Ended June 30, 2009:
Balance, January 1, 2009	76,294,912	62.4%	45,938,752	37.6%	122,233,664
Activity January 1, 2009 to June 30, 2009:
Common membership interests issued in connection with:
Exchanges for Class A common stock	7,077,741		(7,077,741)		–
2009 Secondary Offering	3,589,246		(3,589,246)		–
Repurchase of common membership interests from LAZ-MD Holdings	–		(69,623)		(69,623)

Balance, June 30, 2009	86,961,899	71.2%	35,202,142	28.8%	122,164,041

The change in Lazard Ltd’s ownership in Lazard Group in the six month period ended June 30, 2009 did not materially impact Lazard Ltd’s stockholders’ equity.

11.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2005 Plan and 2008 Plan, and activity with respect thereto during the six month periods ended June 30, 2009 and 2008, is presented below.

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

Restricted Stock Unit Grants

RSUs require future service as a condition for the delivery of the underlying shares of Class A common stock and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. The grant date fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods as required under SFAS No. 123 (revised 2004), “Share-Based Payment”, and, for purposes of calculating diluted net income per share, are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method. Expense relating to RSUs is charged to “compensation and benefits” expense (and, as applicable in 2009, “restructuring” expense, with respect to the expense associated with the acceleration of unrecognized expense pertaining to RSUs granted previously to individuals who were terminated in the restructuring) within the condensed consolidated statements of operations, and amounted to $64,111 and $152,798 for the three month and six month periods ended June 30, 2009, respectively (including $24,239 in the restructuring expense recognized in the first quarter of 2009), and $56,708 and $112,330 during the three month and six month period ended June 30, 2008, respectively. RSUs issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the six month periods ended June 30, 2009 and 2008, dividend participation rights required the issuance of 169,582 and 100,934 RSUs, respectively, and resulted in a charge to “retained earnings” and a credit to “additional paid-in-capital”, net of estimated forfeitures, of $3,505 and $3,693, during the respective periods.

During the six month periods ended June 30, 2009 and 2008, 1,128,585 and 458,643 RSUs vested, respectively. In connection therewith, and after considering the withholding tax obligations pertaining thereto, 745,890 and 366,401 shares of Class A common stock held by Lazard Group were delivered, respectively.

Deferred Stock Unit Grants

Non-executive members of the Board of Directors receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs which amounted to 33,359 and 25,307 DSUs granted during the six month periods ended June 30, 2009 and 2008, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into Class A common stock at the time of cessation of service to the Board. The DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock resulting in nominal cash payments for the six months ended June 30, 2009 and 2008. DSU awards are expensed at their fair value on their date of grant, which, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan, totaled $1,006 and $1,083 during the three month and six month periods ended June 30, 2009, respectively, and $1,000 and $1,067 during the three month and six month periods ended June 30, 2008, respectively.

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the 2005 Plan or the 2008 Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

elected to forego pursuant to such election, divided by the closing market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. DSUs granted pursuant to such Plan amounted to 5,446 and 2,885 DSUs during the six month periods ended June 30, 2009 and 2008, respectively.

The following is a summary of activity relating to RSUs and DSUs during the six month periods ended June 30, 2009 and 2008:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2009	22,141,468	$39.17	65,256	$40.32
Granted (including 169,582 RSUs relating to dividend participation)	7,161,473	$30.84	38,805	$27.90
Forfeited	(657,866)	$37.01	–	–
Vested/Converted	(1,128,585)	$39.39	–	–

Balance, June 30, 2009	27,516,490	$37.05	104,061	$35.69

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2008	9,507,935	$42.35	35,310	$43.16
Granted (including 100,934 RSUs relating to dividend participation)	12,282,433	$37.31	28,192	$37.86
Forfeited	(355,697)	$40.15
Vested/Converted	(458,643)	$31.79	(5,839)	$38.28

Balance, June 30, 2008	20,976,028	$39.69	57,663	$41.06

As of June 30, 2009, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $485,000, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.2 years subsequent to June 30, 2009. The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

Other Incentive Awards

A portion of the incentive awards granted in February 2009 included a deferred cash component currently aggregating $144,100, which vests over a maximum period of four years. Such deferred cash awards vest and are payable as follows: $47,367 on November 30, 2009, $34,449 on November 30, 2010, $34,299 on February 28, 2012 and $27,985 on February 28, 2013. Payments are subject to the employee meeting the vesting requirements, and, except for the November 30, 2009 payment, earn interest at an annual rate of 5%. The compensation expense with respect to the deferred cash component award, net of estimated forfeitures, is being recognized over

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

weighted average period of 2.2 years from the date of grant. Compensation and benefits expense relating to such awards amounted to $23,397 and $41,772 for the three month and six month periods ended June 30, 2009, respectively.

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

Employer Contributions to Pension Plans—In accordance with agreements reached with the Trustees of the two U.K. pension plans in 2005, the Company contributed a final committed payment of approximately $16,000 (8.2 million British pounds) during the six month period ended June 30, 2008. Under the same agreements, the Company is contingently obligated to make further contributions to its U.K. pension plans depending on the cumulative performance of the plans’ assets against specific benchmarks as measured on June 1, 2009 (the “measurement date”) and subsequently on June 1, 2010 (the “remeasurement date”). The liability related to the cumulative underperformance of the plans’ assets (the “underperformance obligation”) at the measurement date was 11.5 million British pounds (approximately $19,100) which is payable over four years commencing June 1, 2009 in equal monthly installments, and will be subject to further adjustment on the remeasurement date.

In addition, on June 30, 2009 the Company and Trustees concluded the December 31, 2007 triennial valuation of the two U.K. pension plans, pursuant to which: (i) the Company agreed to contribute 2.3 million British pounds (approximately $3,800), during each year from 2011 to 2018 inclusive, subject to adjustment resulting from the December 31, 2010 triennial valuation, which the Company expects to have concluded prior to the contribution payment scheduled for 2011, and (ii) to secure the Company’s obligations thereunder, on July 15, 2009 the Company placed in escrow 12.5 million British pounds (approximately $20,700), with a final redemption date of December 31, 2018. Income on the escrow balance accretes to the Company. This amount is subject to adjustment based on the results of the December 31, 2010 triennial valuation and subsequent triennial valuations.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the components of total benefit cost (credit) for the three month and six month periods ended June 30, 2009 and 2008:

	Pension Plans		Pension Plan Supplement		Post-Retirement Medical Plans
	For The Three Month Period Ended June 30,
	2009	2008	2009	2008	2009	2008
Components of Net Periodic Benefit Cost (Credit):
Service cost	$–	$–	$–	$–	$21	$32
Interest cost	5,887	7,733	14	17	60	99
Expected return on plan assets	(6,570)	(8,941)	–	–	–	–
Amortization of:
Prior service credit	–	–	–	–	(345)	(345)
Net actuarial (gain) loss	227	100	–	–	(27)	8
LCH post-retirement medical plan termination	–	–	–	–	–	(198)

Net periodic benefit cost (credit)	$(456)	$(1,108)	$14	$17	$(291)	$(404)

	Pension Plans		Pension Plan Supplement		Post-Retirement Medical Plans
	For The Six Month Period Ended June 30,
	2009	2008	2009	2008	2009	2008
Components of Net Periodic Benefit Cost (Credit):
Service cost	$–	$–	$–	$–	$49	$58
Interest cost	11,390	15,505	30	33	155	206
Expected return on plan assets	(12,700)	(17,915)	–	–	–	–
Amortization of:
Prior service credit	–	–	–	–	(691)	(691)
Net actuarial loss	435	195	–	–	–	44
LCH post-retirement medical plan termination	–	–	–	–	–	(198)

Net periodic benefit cost (credit)	$(875)	$(2,215)	$30	$33	$(487)	$(581)

13.	RESTRUCTURING PLAN

In February 2009, the Company announced a restructuring plan to optimize its mix of personnel, which included certain staff reductions and realignments of personnel. In connection with such plan, the Company recorded an increase to the after-tax loss attributable to Lazard Ltd in the three month period ended March 31, 2009 of $35,074, as a result of a charge of $62,550 (principally consisting of compensation-related expenses, including the acceleration of unrecognized expense pertaining to RSUs previously granted to individuals who were terminated pursuant to the restructuring), with this charge partially offset by associated income tax and noncontrolling interest credits of $6,401 and $21,075, respectively.

As of June 30, 2009, the remaining liability associated with the restructuring plan was approximately $21,700 and primarily relates to severance and benefit payments and other costs associated with the

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

restructuring. Such aggregate amount is reported within “accrued compensation and benefits” and “other liabilities” on the accompanying condensed consolidated statement of financial condition as of June 30, 2009.

14.	INCOME TAXES

Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income from its U.S. operations is generally not subject to U.S. federal income taxes because such income is attributable to the partners. Lazard Ltd is subject to U.S. federal income taxes on its portion of Lazard Group’s operating income. Lazard Group is subject to the Unincorporated Business Tax (“UBT”) which is attributable to Lazard Group’s operations apportioned to New York City. UBT is incremental to the U.S. federal statutory tax rate. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes.

The Company recorded income tax provisions of $13,519 and $9,344 for the three month and six month periods ended June 30, 2009, respectively, and $18,110 and $22,950 for the three month and six month periods ended June 30, 2008, respectively, representing effective tax rates of 23.7%, (27.6)%, 20.6% and 21.7%, respectively. Excluding the income tax benefit of $6,401 related to the $62,550 restructuring charge in the first quarter of 2009, the Company had an income tax provision of $15,745 in the six month period ended June 30, 2009.

The difference between the U.S. federal statutory rate of 35.0% and the effective tax rates described above principally relates to (i) foreign source income (loss) not subject to U.S. income taxes, (ii) Lazard Group’s income from U.S. operations attributable to the noncontrolling interest, (iii) the amortization associated with the tax basis step-up resulting from the Company’s separation and recapitalization that occurred in May 2005 and from the exchange of LAZ-MD Holdings exchangeable interests for shares of Class A common stock in connection with the 2006, 2008 and 2009 exchanges and secondary offerings, (iv) the 2009 loss for which a valuation allowance has been established and (v) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate.

Tax Receivable Agreement

The redemption of historical partner interests in connection with the Company’s separation and recapitalization that occurred in May 2005 and the exchanges of LAZ-MD Holdings exchangeable interests for shares of Class A common stock in 2006, 2008 and 2009 have resulted, and future exchanges of LAZ-MD Holdings exchangeable interests for shares of Class A common stock may result, in increases in the tax basis of the tangible and/or intangible assets of Lazard Group. The tax receivable agreement dated as of May 10, 2005 with LFCM Holdings requires the Company to pay LFCM Holdings 85% of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of the above-mentioned increases in tax basis. The Company calculates this provision annually and includes such amounts in operating expenses on its consolidated statements of operations once the results of operations for the full year are known. As a result, there is no provision for such payments in the three month and six month periods ended June 30, 2009 and 2008. If any provision is required pursuant to the tax receivable agreement, such amount would be fully offset by a reduction in the Company’s income tax expense.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

15.	NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK

The Company’s basic and diluted net income (loss) per share calculations for the three month and six month periods ended June 30, 2009 and 2008 are computed as described below.

Basic Net Income (Loss) Per Share

Numerator—utilizes net income (loss) attributable to Lazard Ltd for the three month and six month periods ended June 30, 2009 and 2008, plus applicable adjustments to such net income (loss) associated with the inclusion of shares of Class A common stock issuable in connection with both the LAM Merger and business acquisitions, as described in Notes 5 and 6, respectively, of Notes to Condensed Consolidated Financial Statements.

Denominator—utilizes the weighted average number of shares of Class A common stock outstanding for the three month and six month periods ended June 30, 2009 and 2008, plus applicable adjustments to such shares associated with shares of Class A common stock issuable in connection with the LAM Merger and business acquisitions.

Diluted Net Income (Loss) Per Share

Numerator—utilizes net income (loss) attributable to Lazard Ltd for the three month and six month periods ended June 30, 2009 and 2008 as in the basic net income (loss) per share calculation described above, plus, to the extent applicable and dilutive, (i) interest expense on convertible debt and equity security units (“ESUs”), (ii) changes in net income (loss) attributable to noncontrolling interests resulting from assumed share issuances in connection with DSUs, RSUs, ESUs, convertible debt, convertible preferred stock and, on an “as-if-exchanged” basis, amounts applicable to LAZ-MD Holdings exchangeable interests and (iii) income tax related to (i) and (ii) above.

Denominator—utilizes the weighted average number of shares of Class A common stock outstanding for the three month and six month periods ended June 30, 2009 and 2008 as in the basic net income (loss) per share calculation described above, plus, to the extent dilutive, the incremental number of shares of Class A common stock to settle DSU and RSU awards, ESUs, convertible debt, convertible preferred stock and LAZ-MD Holdings exchangeable interests, using the treasury stock method, the “if converted” method or the “as-if-exchanged” method, as applicable.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The calculations of the Company’s basic and diluted net income (loss) per share and weighted average shares outstanding for the three month and six month periods ended June 30, 2009 and 2008 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss) attributable to Lazard Ltd	$28,187	$34,317	$(25,309)	$42,116
Add — adjustment associated with Class A common stock issuable relating to the LAM Merger and business acquisitions	342	308	(473)	397

Net income (loss) attributable to Lazard Ltd — basic	28,529	34,625	(25,782)	42,513
Add — dilutive effect, as applicable, of:
Adjustments to income relating to interest expense and changes in net income (loss) attributable to noncontrolling interests resulting from assumed share issuances in connection with DSUs, RSUs, ESUs, convertible debt, convertible preferred stock and exchangeable interests, net of tax	15,569	33,339	–	37,527

Net income (loss) attributable to Lazard Ltd — diluted	$44,098	$67,964	$(25,782)	$80,040

Weighted average number of shares of Class A common stock outstanding	71,717,196	55,231,567	69,333,527	52,013,239
Add — adjustment for shares of Class A common Stock issuable relating to the LAM Merger and business acquisitions	3,218,462	1,185,283	3,206,471	1,185,283

Weighted average number of shares of Class A common stock outstanding — basic	74,935,658	56,416,850	72,539,998	53,198,522
Add — dilutive effect, as applicable, of:
Weighted average number of incremental shares issuable from DSUs, RSUs, ESUs, convertible debt, convertible preferred stock and exchangeable interests	53,049,161	70,294,946	–	60,514,540

Weighted average number of shares of Class A common stock outstanding — diluted	127,984,819	126,711,796	72,539,998	113,713,062

Net income (loss) attributable to Lazard Ltd per share of Class A common stock:
Basic	$0.38	$0.61	$(0.36)	$0.80

Diluted	$0.34	$0.54	$(0.36)	$0.70

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

16.	RELATED PARTIES

Amounts receivable from, and payable to, related parties as of June 30, 2009 and December 31, 2008 are set forth below:

	June 30, 2009	December 31, 2008

Receivables
LFCM Holdings	$10,219	$10,377
Other	16	–

Total	$10,235	$10,377

Payables
LFCM Holdings	$20,943	$36,815
Other	119	396

	$21,062	$37,211

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

For the three month and six month periods ended June 30, 2009, amounts recorded by Lazard Group relating to administrative and support services under the administrative services agreement (the “administrative services agreement”) amounted to $1,035 and $2,492, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $6,431 and $6,588 respectively. For the three month and six month periods ended June 30, 2008, amounts recorded by Lazard Group relating to administrative and support services under the administrative services agreement amounted to $967 and $1,939, respectively, and net referral fees for underwriting and private placement transactions under the business alliance agreement amounted to $9,922 and $19,689, respectively. Amounts relating to administrative and support services under the administrative services agreement are reported as reductions to operating expenses. Net referral fees for underwriting transactions under the business alliance agreement are reported as reductions to “revenue – other”. Net referral fees for private placement, M&A and restructuring transactions under the business alliance agreement are reported as reductions to advisory fee revenue.

With respect to the lease indemnity agreement, the net present value of the receivable due from LFCM Holdings with respect to its indemnification for obligations relating to abandoned lease space in the U.K. at June 30, 2009 and December 31, 2008 was $2,609 and $4,085, respectively. The balance is due based on a schedule of periodic payments through May 10, 2010.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The remaining receivables from LFCM Holdings and its subsidiaries as of June 30, 2009 and December 31, 2008 primarily include $1,313 and $4,949, respectively, related to administrative and support services and reimbursement of expenses incurred on behalf of LFCM Holdings and $5,528 and $1,087, respectively, related to referral fees for underwriting and private placement transactions. Payables to LFCM Holdings and its subsidiaries at June 30, 2009 and December 31, 2008 relate to obligations pursuant to the tax receivable agreement of $16,571 and $36,111, respectively (see Note 14 of Notes to Condensed Consolidated Financial Statements) and $4,372 and $704, respectively, principally relating to referral fees for Financial Advisory transactions.

LAZ-MD Holdings

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the three month and six month periods ended June 30, 2009 such charges amounted to $187 and $375, respectively. For the three month and six month periods ended June 30, 2008 such charges amounted to $187 and $375, respectively.

In addition, see Note 9 of Notes to Condensed Consolidated Financial Statements for information regarding CP II and the Sapphire IPO.

17.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At June 30, 2009, LFNY’s regulatory net capital was $89,076, which exceeded the minimum requirement by $83,033.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Services Authority. At June 30, 2009, the aggregate regulatory net capital of the U.K. Subsidiaries was $230,839, which exceeded the minimum requirement by $189,783.

CFLF, through which non-corporate finance advisory activities are carried out in France, is subject to regulation by the Commission Bancaire and the Comité des Etablissements de Crédit et des Entreprises d’Investissement for its banking activities conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management) and Fonds Partenaires Gestion (private equity), are subject to regulation and supervision by the Autorité des Marchés Financiers. At June 30, 2009, the consolidated regulatory net capital of CFLF was $187,947, which exceeded the minimum requirement set for regulatory capital levels by $84,521.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At June 30, 2009, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $75,520, which exceeded the minimum required capital by $54,988.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

At June 30, 2009, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

Lazard Ltd is currently subject to supervision by the SEC as a Supervised Investment Bank Holding Company (“SIBHC”). As a SIBHC, Lazard Ltd is subject to group-wide supervision, which requires it to compute allowable capital and risk allowances on a consolidated basis. We believe that Lazard Ltd is the only institution currently subject to supervision by the SEC as a SIBHC. We are in discussions with the SEC regarding the scope and nature of Lazard Ltd’s reporting and other obligations under the SIBHC program.

On June 17, 2009, the U.S. Department of the Treasury, in coordination with the White House, released a white paper entitled “Financial Regulatory Reform A New Foundation: Rebuilding Financial Supervision and Regulation”. The paper sets forth a plan for comprehensive regulatory reform of the financial services industry. The plan includes, among other things, a significant expansion of the oversight powers of the Federal Reserve and the creation of a new Financial Services Oversight Council. The plan also includes a recommendation to eliminate the SIBHC program. We are monitoring developments regarding the regulatory reform plan and its possible effects on our business and operations.

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

The Company’s segment information for the three month and six month periods ended June 30, 2009 and 2008 is prepared using the following methodology:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution to operations with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended June 30,		Six Months Ended June 30,
		2009	2008	2009		2008
Financial Advisory	Net Revenue	$252,024	$288,696	$415,001		$500,959
	Operating Expenses	205,485	229,673	383,106		404,433

	Operating Income	$46,539	$59,023	$31,895		$96,526

Asset Management	Net Revenue	$131,543	$180,372	$233,066		$345,403
	Operating Expenses	103,973	142,292	194,413		256,935

	Operating Income	$27,570	$38,080	$38,653		$88,468

Corporate	Net Revenue	$(7,942)	$(1,680)	$(24,047)		$(70,895)
	Operating Expenses	9,221	7,685	80,324	(a)	8,339

	Operating Income (Loss)	$(17,163)	$(9,365)	$(104,371	)(a)	$(79,234)

Total	Net Revenue	$375,625	$467,388	$624,020		$775,467
	Operating Expenses	318,679	379,650	657,843		669,707

	Operating Income (Loss)	$56,946	$87,738	$(33,823)		$105,760

(a)	Includes restructuring expense of $62,550 in the three month period ended March 31, 2009 (see Note 13 of Notes to Condensed Consolidated Financial Statements).

	As of
	June 30, 2009	December 31, 2008
Total Assets:
Financial Advisory	$672,741	$739,444
Asset Management	390,704	419,858
Corporate	1,589,885	1,703,629

Total	$2,653,330	$2,862,931

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

19.    SUBSEQUENT EVENT

On July 15, 2009, the Company established a Chicago-based private equity business with The Edgewater Funds (“Edgewater”), a private equity firm based in Chicago, Illinois, through the acquisition of Edgewater’s management vehicles. Following such acquisition, Edgewater’s current leadership team retained a substantial economic interest. Edgewater primarily manages two middle market funds with approximately $700,000 of assets under management, Edgewater Growth Capital Partners, L.P. and Edgewater Growth Capital Partners II, L.P. The acquisition was structured as a purchase by Lazard Group of interests in a holding company that in turn owns interests in the general partner and management company entities of the current Edgewater private equity funds. The aggregate consideration paid to the sellers in the transaction consisted of (i) a one-time cash payment, (ii) 1,142,857 shares of Class A common stock (which shares are subject to restrictions and forfeiture) (the “Initial Shares”) and (iii) up to 1,142,857 additional shares of Class A common stock (which shares are subject to earnout criteria and payable over time) (the “Earnout Shares”). The Initial Shares are subject to transfer restrictions and forfeiture provisions that lapse only upon the achievement of certain performance thresholds for the next Edgewater fund that must be met by July 15, 2011. The Earnout Shares will be issued and paid only if certain performance thresholds for the next two Edgewater funds are met. The operating results relating to Edgewater will be included in the Company’s Asset Management segment.

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

•	Asset Management, which includes strategies for the management of equity and fixed income securities, alternative investments and private equity funds.

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

On September 25, 2008, pursuant to a definitive merger agreement dated August 14, 2008, the Company, LAM, and LAZ Sub I, LLC, a then newly formed subsidiary of Lazard Frères & Co. LLC (“LFNY”), completed the merger of LAZ Sub I, LLC with and into LAM (the “LAM Merger”). See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information relating to the LAM Merger.

In June, 2009, the Company formed a new wealth management subsidiary, Lazard Wealth Management LLC (“Lazard Wealth Management). Lazard Wealth Management will provide customized, investment management and financial planning services to high net worth investors. Lazard Wealth Management expects to work with investors to construct, implement and monitor an asset allocation strategy designed to meet the individual client’s investment objectives, integrating tax planning, estate planning, philanthropic interests and legacy planning with investment and risk management services. Prior to the launch of this business, we intend to register Lazard Wealth Management as a registered investment adviser with the SEC.

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

We continue to explore and discuss opportunities to expand the scope of our alternative investment and private equity activities in Europe, the U.S. and elsewhere. These opportunities could include internal growth of new funds and direct investments by us, partnerships or strategic relationships, investments with third parties or acquisitions of existing funds or management companies. In that regard, on July 15, 2009, the Company established a Chicago-based private equity business with The Edgewater Funds, a Chicago-based private equity firm, through the acquisition of The Edgewater Funds’ management vehicles (see Note 19 of Notes to Condensed Consolidated Financial Statements). Also, consistent with our obligations to LFCM Holdings, we may explore discrete capital markets opportunities.

For the three month and six month periods ended June 30, 2009 and 2008, the Company’s consolidated net revenue was derived from the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Financial Advisory	67%	62%	67%	65%
Asset Management	35	38	37	44
Corporate	(2)	-	(4)	(9)

Total	100%	100%	100%	100%

Business Environment

Economic and market conditions since early 2008 in the U.S. and global economies have been adversely impacted by factors including the contraction in worldwide credit markets and the related tightening of lending, volatility in currency and commodity markets and oil prices and write-downs within the financial sector. Overall, these economic and market conditions have negatively affected our financial performance in both our Financial Advisory and Asset Management businesses during the first half of 2009, albeit with improvement in the three month period ended June 30, 2009. While the market conditions described above have shown signs of recovery during the second quarter of 2009, the outlook for the second half of the year remains uncertain.

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

Financial Advisory

M&A activity for the three month and six month periods ended June 30, 2009 decreased substantially versus the corresponding periods in 2008 for global completed transactions as well as global and trans-atlantic announced transactions, while activity in financial restructuring accelerated during the 2009 periods driven by a significant increase in the number of corporate debt defaults. According to Moody’s Investors Service, Inc., in the six month period ended June 30, 2009, a total of 163 issuers defaulted as compared to 36 in the corresponding period in 2008. Moody’s is expecting further increases in the default rates throughout 2009. The following table sets forth industry statistics regarding the volume of M&A transactions in the 2008 and 2009 periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Incr /(Decr)	2009	2008	% Incr /(Decr)
	($ in billions)
Completed M&A Transactions:
Global	$246	$607	(59)%	$732	$1,405	(48)%
Trans-Atlantic	6	66	(91)%	62	112	(45)%

Announced M&A Transactions:
Global	444	829	(46)%	899	1,349	(33)%
Trans-Atlantic	23	143	(84)%	31	185	(83)%

Source:	Thomson Financial as of July 10, 2009

While overall M&A industry statistics regarding the number and size of announced transactions continued to decline in the first six months of 2009 and the industry outlook for the remainder of 2009 remains uncertain, we believe that even in the current environment we are relatively well positioned, due to the expertise and insights of our bankers, the investments we have made in our business and the diversity of our products. Nevertheless, we expect 2009 to continue to be a challenging year. Generally, during such periods of unfavorable market or economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our advisory services and increasing competition among financial services companies seeking such engagements.

We expect that our Financial Restructuring practice should continue to benefit over the next several years from the significant acceleration in the level of corporate defaults, as well as from advising companies during this period of volatility on matters relating to debt and financing restructuring and other on- and off-balance sheet assignments. Our Financial Restructuring assignments normally are executed over a six- to eighteen-month period.

In April 2009, governmental officials in New York announced a new policy banning the use of placement agents by funds seeking investment contributions from the New York State and New York City public pension funds. The use of placement agents has also been prohibited or otherwise restricted with respect to investments by public pension funds in Illinois, Ohio and New Mexico, and similar measures are being considered in other jurisdictions and by the SEC. Our Private Fund Advisory Group, which is part of our Financial Advisory segment, acts as placement agent for investment funds, including investment funds that have historically received capital from certain of these affected public pension funds. We are continuing to evaluate the potential impact of these restrictions on our Private Fund Advisory Group.

Asset Management

As shown in the table below, major global market indices at June 30, 2009 varied by region as compared to such indices at December 31, 2008, and were significantly lower across all regions as compared to June 30, 2008.

	Percentage Change June 30, 2009 vs.
	March 31, 2009	December 31, 2008	June 30, 2008
MSCI World Index	20%	5%	(31)%
CAC 40	12%	(2)%	(29)%
DAX	18%	0%	(25)%
FTSE 100	8%	(4)%	(25)%
TOPIX 100	20%	7%	(34)%
MSCI Emerging Market	34%	34%	(30)%
Dow Jones Industrial Average	11%	(4)%	(26)%
NASDAQ	20%	16%	(20)%
S&P 500	15%	2%	(28)%

Because the fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM, market downturns or volatility in foreign currencies that reduce the level of our AUM reduce the revenues we receive from our Asset Management business. Market appreciation (depreciation) reflected in the changes in Lazard’s AUM during the three and six month periods ended June 30, 2009 generally corresponded to the changes in global market indices. While somewhat improved during the second quarter of 2009 as compared to the first quarter of 2009, our management fee revenues were adversely impacted by the continuing effects of significant market depreciation experienced in the second half of 2008 through March 31, 2009 and may be impacted further should there be additional market downturns.

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

Lazard’s Asset Management segment principally includes LAM, Lazard Frères Gestion SAS (“LFG”) and FPG. Asset Management net revenue is derived from fees for investment management and advisory services provided to institutional and private clients. The main driver of Asset Management net revenue is the level of AUM, which is influenced by Lazard’s investment performance, its ability to successfully attract and retain assets, the broader performance of the global equity markets and, to a lesser extent, fixed income markets. As a result, fluctuations in financial markets and client asset inflows and outflows have a direct effect on Asset

Management net revenue and operating income. Asset Management fees are generally based on the level of AUM measured as of the end of a quarter or month, and an increase or reduction in AUM at such dates, due to market price fluctuations, currency fluctuations, net client asset flows or otherwise, will result in a corresponding increase or decrease in management fees. The majority of our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In addition, as Lazard’s AUM includes significant assets that are denominated in currencies other than U.S. dollars, changes in the value of the U.S. dollar relative to foreign currencies will impact the value of Lazard’s AUM. Fees vary with the type of assets managed, with higher fees earned on equity assets, alternative investments (such as hedge funds) and private equity investments, and lower fees earned on fixed income and cash management products.

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

Corporate segment net revenue consists primarily of net interest income, including amounts earned at LFB, and investment gains and losses on LAM-managed equity funds and principal investments in equities and alternative investment funds managed by LAI and FPG and on debt securities at our bank. Interest expense is also included in Corporate net revenue. Corporate net revenue can fluctuate due to changes in the fair value of investments classified as “trading”, and with respect to “available-for-sale”, when realized, or when a decline is determined to be other than temporary, as well as due to changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness.

Effective July 1, 2008, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), the portion of our bank’s corporate debt portfolio that had been previously designated as “trading” was re-designated to “available-for-sale”. During the three month and six month periods ended June 30, 2009, the Company recorded mark-ups of $29 and $16 million, respectively, in “accumulated other comprehensive income (loss), net of tax” (“AOCI”) related to such re-designated debt securities.

Although Corporate segment net revenue during the six month period ended June 30, 2009 represented (4)% of Lazard’s net revenue, total assets in Corporate represented 60% of Lazard’s consolidated total assets as of June 30, 2009, principally attributable to the level of assets associated with LFB, and, to a lesser extent, investments in LAM-managed funds, other securities and cash.

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

Our compensation expense-to-operating revenue ratio for the six month period ended June 30, 2009 (excluding the restructuring charge incurred in the three month period ended March 31, 2009) was 65.9% as compared to 56.7% in the six month period ended June 30, 2008, and for the three month period ended June 30, 2009 was 60.0% as compared to 56.7% for the three month period ended June 30, 2008. As a result of the challenging market conditions in the 2009 period described above, and the resulting decline in operating revenue, the ratios in the 2009 periods exceeded our target ratio. Our compensation ratio for the first half of 2009 is not necessarily representative of the ratio for the full year. The timing of our actual operating revenue during the year will impact the compensation ratio for each quarter. The ratio may also be impacted in the short term by our accelerated global senior-level hiring initiative and competitive considerations to meet our employee retention objectives. Our plan is for compensation expense to usually be below 57.5% of operating revenue in any year and to average below 57.5% over time in our existing businesses. As in the first half of 2009, this ratio may rise above 57.5% during periods of significant revenue decline.

Lazard’s operating expenses also include “non-compensation expense” and, in the first quarter of 2009, “restructuring expense”. Non-compensation expense includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services, and other expenses. Restructuring expense relates to the reduction of headcount in the first quarter of 2009, and includes severance and related benefits expense, the acceleration of unrecognized expense pertaining to RSUs previously granted to individuals who were terminated and certain other costs related to this initiative.

Income Taxes

Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income from its U.S. operations is generally not subject to U.S. federal income taxes because such income is attributable to the individual partners. Outside the U.S., Lazard Group operates principally through corporations and is subject to local income taxes. Income taxes shown on Lazard’s consolidated statements of operations are attributable to taxes in non-U.S. entities and to New York City Unincorporated Business Tax (“UBT”) attributable to Lazard’s operations apportioned to New York City. The Company’s provision for income taxes also includes a U.S. income tax provision attributable to Lazard Ltd’s ownership interest in Lazard Group’s operating income.

Noncontrolling Interests

The Company records a charge (credit) attributable to the noncontrolling interests relating to LAZ-MD Holdings’ common membership interest in Lazard Group. During the six month periods ended June 30, 2009 and 2008 such charge (credit) amounted to $15 million and $(17) million for the three month and six month periods ended June 30, 2009, respectively, and $34 million and $42 million for the three month and six month periods ended June 30, 2008, respectively. Also included in noncontrolling interests in our consolidated financial statements are noncontrolling interests in various LAM-related general partnerships (“GPs”) held directly by certain of our LAM managing directors.

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

A discussion of the Company’s consolidated results of operations for the three month and six month periods ended June 30, 2009 and 2008 is set forth below, followed by a more detailed discussion of business segment results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009		2008
	($ in thousands)
Revenue
Investment banking and other advisory fees	$236,387	$279,431	$397,789		$476,155
Money management fees	120,301	165,699	219,244		323,781
Interest income	5,847	20,900	13,312		43,937
Other	40,198	39,615	48,240		8,623

Total revenue	402,733	505,645	678,585		852,496
Interest expense	27,108	38,257	54,565		77,029

Net revenue	375,625	467,388	624,020		775,467

Operating Expenses
Compensation and benefits	239,279	280,021	442,811		473,582
Non-compensation expense	79,400	99,629	152,482		196,125
Restructuring	–	–	62,550	(a)	–

Total operating expenses	318,679	379,650	657,843		669,707

Operating Income (Loss)	56,946	87,738	(33,823)		105,760
Provision for income taxes	13,519	18,110	9,344	(b)	22,950

Net Income (Loss)	43,427	69,628	(43,167)		82,810
Less—Net Income (Loss) Attributable to Noncontrolling Interests	15,240	35,311	(17,858	)(c)	40,694

Net Income (Loss) Attributable to Lazard Ltd	$28,187	$34,317	$(25,309)		$42,116

Net Income Attributable to Lazard Ltd, Excluding Restructuring Expense(d)	$28,187	$34,317	$9,765		$42,116

As a % of Net Revenue:
Operating Income (Loss)	15%	19%	(5)%		14%

Operating Income (Loss), Excluding Restructuring Expense	15%	19%	5%		14%

(a)	Relates to costs recorded in the first quarter of 2009 associated with staff reductions and realignments. See Note 13 of Notes to Condensed Consolidated Financial Statements.
(b)	Includes a benefit of $6,401 relating to the restructuring expense recorded in the first quarter of 2009.
(c)	Includes a credit of $21,075 relating to the restructuring expense recorded in the first quarter of 2009.
(d)	A non-GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.

The table below describes the components of operating revenue, a non-GAAP measure used by the Company to manage total compensation and benefits expense to managing directors and employees. Management believes operating revenue provides the most meaningful basis for comparison between present, historical and future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ in thousands)
Operating revenue
Total revenue	$402,733	$505,645	$678,585	$852,496
Add (deduct):
LFB interest expense(a)	(3,629)	(9,963)	(7,646)	(18,864)
Impact of consolidation of LAM GPs(b)	(257)	(1,643)	813	1,610

Operating revenue	$398,847	$494,039	$671,752	$835,242

(a)	The interest expense incurred by LFB is excluded from total revenue because LFB is a commercial bank and we consider its interest expense to be a cost directly related to the conduct of its business.
(b)	Revenue related to the consolidation of LAM GPs is excluded because we do not deem such amount as operating in nature and the Company has no economic interest in such amount. Further, such LAM GP results are directly offset by a charge or credit to noncontrolling interests for the corresponding amount.

Certain key ratios, statistics and headcount information for the three month and six month periods ended June 30, 2009 and 2008 are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
As a % of Net Revenue, By Revenue Category:
Investment banking and other advisory fees	63%	60%	64%	61%
Money management fees	32	36	35	42
Interest income	1	4	2	6
Other	11	8	8	1
Interest expense	(7)	(8)	(9)	(10)

Net Revenue	100%	100%	100%	100%

	As of June 30,
	2009	2008
Headcount:
Managing Directors:
Financial Advisory	147	152
Asset Management	56	55
Corporate	7	8
Limited Managing Directors	4	5
Other Employees:
Business segment professionals	971	988
All other professionals and support staff	1,091	1,270

Total	2,276	2,478

During the first six months of 2009, we continued to hire key professionals on a selective basis, and to redeploy employees into areas where we saw potential for growth. As described above, to further optimize our mix of personnel we have reduced staff in other areas, including the back office. Headcount as of June 30, 2009 reflects substantially all of the headcount reductions related to the restructuring expense recorded in the first quarter of 2009.

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

Three Months Ended June 30, 2009 versus June 30, 2008

The Company reported net income attributable to Lazard Ltd of $28 million for the three month period ended June 30, 2009, a decline of $6 million as compared to net income of $34 million in the corresponding period in 2008, due to a 13% decline in Financial Advisory net revenue which has been impacted by both a slowdown in global M&A activity and by an increase in restructuring activity, and a 27% decline in Asset Management net revenue as a result of the decline in equity markets. In aggregate, the impact on net income of the decline in revenue was partially offset by lower amounts relating to compensation and non-compensation expense, income taxes and net income attributable to noncontrolling interests.

Net revenue decreased $92 million, or 20%, for the three month period ended June 30, 2009, as compared to the corresponding period in 2008, and operating revenue decreased $95 million, or 19%, as compared to the prior year period. Fees from investment banking and other advisory activities decreased $43 million, or 15%, as compared to the 2008 period principally reflecting a change in the mix of advisory activities as a $90 million, or 40%, decline in M&A and Strategic Advisory revenue was partially offset by a $61 million, or 185%, increase in Financial Restructuring revenue. Our investment banking fees reflect fees from M&A and Strategic Advisory, Restructuring and Corporate Finance assignments encompassing general strategic and transaction-specific advice to public and private companies, governments and other parties, and includes various corporate finance services. Some of our assignments and, therefore, related revenue, are not reflected in or correlated to publicly available statistical information and, therefore, may not correlate to global industry statistics. Money management fees, including incentive fees, in the 2009 period decreased $45 million, or 27%, as compared to the corresponding period in 2008 due to a $45 billion, or 33%, decline in average AUM for the three month period ended June 30, 2009 versus the corresponding period in 2008, primarily the result of market and foreign exchange depreciation, partially offset by increased incentive fees earned in 2009. Interest income in the 2009 period decreased $15 million, or 72%, due to a lower interest rate environment as well as lower average cash balances and receivables from banks. Other revenue was unchanged in the three month period ended June 30, 2009 as compared to the 2008 period. Other revenue for the 2009 period included increased referral fees earned from underwriting activities with LFCM Holdings and Natixis, but was offset by lower investment gains from the Company’s investment portfolio. Interest expense for the three month period ended June 30, 2009 decreased $11 million, or 29%, which resulted principally from the Company’s May 2008 repurchase of $437 million aggregate principal amount of its 6.12% senior notes in connection with the remarketing of such notes, the partial repurchases of other senior notes, as well as lower interest paid on LFB’s customer deposits.

Compensation and benefits expense for the three month period ended June 30, 2009 decreased by $41 million, reflecting lower salaries and benefits due to the impact of the staff reductions associated with the restructuring program implemented during the first quarter of 2009, the strengthening of the U.S. dollar versus foreign currencies and lower discretionary bonuses as a result of lower operating revenue, partially offset by $31 million of additional amortization of an increased amount of RSUs and deferred cash incentive awards granted. Compensation and benefits expense was 60.0% of operating revenue in the three month period ended June 30, 2009, as compared to 56.7% in the 2008 period.

Non-compensation expense for the three month period ended June 30, 2009 decreased by $20 million, or 20%. Factors contributing to the decrease include lower spending on travel and other business development activities, lower consulting and recruiting fees and the strengthening of the U.S. dollar versus foreign currencies. The ratio of non-compensation expense to operating revenue was 19.9% for the three month period ended June 30, 2009, as compared to 20.2% of operating revenue for the 2008 period.

Operating income for the three month period ended June 30, 2009 was $57 million, a decrease of $31 million as compared to operating income of $88 million in the 2008 period. As a percentage of net revenue, operating income in the 2009 period was 15% as compared to 19% in the corresponding period in 2008.

The provision for income taxes for the three month period ended June 30, 2009 decreased $5 million, principally due to lower operating income in the 2009 period as compared to the 2008 period, and the geographic mix of operating income.

Net income attributable to noncontrolling interests for the three month period ended June 30, 2009 decreased by $20 million as compared to the 2008 period, principally reflecting the lower level of Lazard Group net income in the 2009 period.

Six Months Ended June 30, 2009 versus June 30, 2008

The Company reported a net loss attributable to Lazard Ltd of $25 million for the six month period ended June 30, 2009, a decline of $67 million, as compared to net income of $42 million in the corresponding period in 2008. This decrease was primarily due to the after-tax impact of the restructuring expense recorded in the first quarter of 2009 which served to increase the net loss attributable to Lazard Ltd by $35 million, as well as a 17% decline in Financial Advisory net revenue, which was impacted by both a slowdown in global M&A activity and by an increase in restructuring activity, and a 33% decline in Asset Management net revenue as a result of the decline in equity markets. In aggregate, the impact on net income of the decline in revenue was partially offset by lower amounts relating to compensation and non-compensation expense, income taxes and net income attributable to noncontrolling interests. Excluding the after-tax impact of the restructuring expense, net income attributable to Lazard Ltd in the six month period ended June 30, 2009 was $10 million, a decrease of $32 million as compared to the corresponding period in 2008.

Net revenue decreased $151 million, or 20%, for the six month period ended June 30, 2009, as compared to the corresponding period in 2008, with operating revenue decreasing $163 million, or 20%, compared to the prior year period. Fees from investment banking and other advisory activities decreased $78 million, or 16%, as compared to the 2008 period principally reflecting a change in the mix of advisory activities as a $160 million, or 41%, decline in M&A and Strategic Advisory revenue, was partially offset by a $106 million, or 220%, increase in Financial Restructuring revenue. Money management fees, including incentive fees, in the 2009 period decreased $105 million, or 32%, as compared to the corresponding period in 2008 due to a $47 billion, or 34%, decline in average AUM for the six month period ended June 30, 2009 versus the corresponding period in 2008, primarily as the result of market and foreign exchange depreciation, partially offset by higher incentive fees earned in 2009. Interest income decreased $31 million, or 70%, due to a lower interest rate environment as well as lower average cash balances and receivables from banks. Other revenue increased by $40 million in the six month period ended June 30, 2009 as compared to the 2008 period. Other revenue in the 2008 period was negatively impacted by investment related losses of $41 million in aggregate in our bank’s corporate debt portfolio (redesignated as available-for-sale effective July 1, 2008) and the Company’s net investment in corporate equities to seed Asset Management products. With respect to the latter, during the 2009 period, the Company had in place a hedging strategy to minimize its risks associated with volatility in the equity markets. Interest expense for the six month period ended June 30, 2009 decreased $22 million, or 29%, primarily related to the Company’s May 2008 repurchase of $437 million aggregate principal amount of its 6.12% senior notes in connection with the remarketing of such notes, the partial repurchases of other senior notes, as well as lower interest paid on LFB’s customer deposits.

Compensation and benefits expense for the six month period ended June 30, 2009 decreased by $31 million, reflecting lower salaries and benefits due to the impact of the staff reductions associated with the restructuring program implemented during the first quarter of 2009, the strengthening of the U.S. dollar versus foreign currencies, lower discretionary bonuses as a result of lower operating revenue, partially offset by $58 million of additional amortization of an increased amount of RSUs and deferred cash awards granted. Compensation and benefits expense was 65.9% of operating revenue in the six month period ended June 30, 2009, as compared to 56.7% in the 2008 period. As described above, our compensation ratio for the first six months of 2009 is not necessarily representative of the ratio for the full year.

Non-compensation expense for the six month period ended June 30, 2009 decreased by $44 million, or 22%. Factors contributing to the decrease include lower spending on travel and other business development activities, lower consulting and recruiting fees and the strengthening of the U.S. dollar versus foreign currencies. In addition, the 2008 period included a $5 million provision for costs related to leases on abandoned space. The ratio of non-compensation expense to operating revenue was 22.7% for the six month period ended June 30, 2009, as compared to 23.5% of operating revenue for the 2008 period.

During the first six months of 2009, we continued to redeploy our banking professionals into growth areas and reduced staffing in other areas to further optimize our mix of personnel. As a result, a pre-tax charge of $63 million was recorded in the first quarter of 2009 in connection with severance and benefit payments, the acceleration of unrecognized expense pertaining to RSUs previously granted to individuals who were terminated and certain other costs related to the restructuring initiative.

Including the pre-tax impact of the restructuring expense, operating loss for the six month period ended June 30, 2009 was $34 million, a decrease of $140 million as compared to operating income of $106 million in the 2008 period. As a percentage of net revenue, the operating loss in the 2009 period was (5)% as compared to 14% in the corresponding period in 2008. When excluding the restructuring expense in the 2009 period, operating income was $29 million, a decrease of $77 million as compared to the corresponding period in 2008, and was 5% of net revenue in the 2009 period as compared to 14% in the 2008 period.

The provision for income taxes for the six month period ended June 30, 2009 decreased $14 million, principally due to the decline in operating income in the 2009 period as compared to the corresponding period in 2008, as well as a tax benefit of $6 million related to the restructuring expense in the first quarter of 2009.

Net income attributable to noncontrolling interests for the six month period ended June 30, 2008 decreased by $59 million as compared to the 2008 period, principally reflecting the lower level of Lazard Group net income in the 2009 period.

Business Segments

The following is a discussion of net revenue and operating income (loss) for the Company’s business segments - Financial Advisory, Asset Management and Corporate. Each segment’s operating expenses include (i) compensation and benefits expense incurred directly in support of the segment and (ii) other operating expenses, which include directly incurred expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourcing, and indirect support costs (including compensation and benefits expense and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistical drivers such as, among other items, headcount, square footage and transactional volume. For the six month period ended June 30, 2009, restructuring expense was recorded in the Corporate segment.

Financial Advisory

The following table summarizes the operating results of the Financial Advisory segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ in thousands)
M&A and Strategic Advisory	$134,854	$225,108	$231,329	$391,092
Financial Restructuring	93,231	32,666	154,160	48,204
Corporate Finance and Other	23,939	30,922	29,512	61,663

Net Revenue	252,024	288,696	415,001	500,959
Operating Expenses	205,485	229,673	383,106	404,433

Operating Income	$46,539	$59,023	$31,895	$96,526

Operating Income, as a Percentage of Net Revenue	18%	20%	8%	19%

	As of June 30,
	2009	2008
Headcount (a):
Managing Directors	147	152
Limited Managing Directors	4	4
Other Employees:
Business segment professionals	667	639
All other professionals and support staff	217	251

Total	1,035	1,046

(a)	Excludes headcount related to indirect support functions, with such headcount being included in the Corporate segment.

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

	Six Months Ended June 30,
	2009	2008
Lazard Statistics:
Number of Clients:
Total	370	420
With Fees Greater Than $1 Million	119	107
Percentage of Total Financial Advisory Revenue From Top 10 Clients	24%	28%
Number of M&A Transactions Completed With Values Greater Than $1 Billion (a)	18	23

(a)	Source: Thomson Financial as of July 10, 2009

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms. The offices that generate Financial Advisory net revenue are located in the U.S., Europe (principally in the U.K., France, Italy, Spain and Germany) and the rest of the world (principally in Australia).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States	53%	56%	53%	53%
Europe	41	38	42	39
Rest of World	6	6	5	8

Total	100%	100%	100%	100%

The Company’s managing directors and many of its professionals have significant experience, and many of them are able to use this experience to advise on M&A, strategic advisory matters and financial restructuring transactions, depending on clients’ needs. This flexibility allows Lazard to better match its professionals with the counter-cyclical business cycles of mergers and acquisitions and financial restructurings. While Lazard measures revenue by practice area, Lazard does not separately measure the costs or profitability of M&A and strategic advisory services as compared to financial restructuring services. Accordingly, Lazard measures performance in its Financial Advisory segment based on overall segment net revenue and operating income margins.

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

Three Months Ended June 30, 2009 versus June 30, 2008

For the three month period ended June 30, 2009, Financial Advisory net revenue decreased $37 million, or 13%, as compared to the corresponding period in 2008, reflecting a change in the mix of advisory activities as M&A and Strategic Advisory revenue decreased $90 million, or 40%, and Corporate Finance and Other net revenue decreased $8 million, or 23%, with such decreases partially offset by Financial Restructuring revenue which increased $61 million, or 185%.

The decrease in M&A and Strategic Advisory revenue for the three month period ended June 30, 2009 was principally due to the continued adverse economic and market conditions related to M&A activity described above, which resulted in lower number of transactions and lower average fees per transaction. Our major clients, which in the aggregate represented a significant portion of our M&A and Strategic Advisory revenue for the 2009 period, included Biovail, Ciba Specialty Chemicals, Debenhams, GMAC, Haas Trusts, IBM, Republic of Ecuador, TATA Teleservices, TM International and Transatlantic Holdings.

Financial Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings and advice on complex on- and off-balance sheet assignments, such as retiree health care obligations. Financial Restructuring revenue during the 2009 period increased significantly as compared to the 2008 period due to the significant increases in defaults and in-court and out-of-court restructurings. Notable assignments completed in the second quarter of 2009 included Cresa Patrimonial S.L, Hellenic Republic, Lehman Brothers, R.H. Donnelly and the UAW. Recently announced Financial Restructuring assignments that we are currently involved with include in-court Chapter 11 bankruptcies and restructuring and debt advisory assignments relating to major industry groups such as Professional and Financial Services, Real Estate and Property Development, Technology and Media, Gaming, Entertainment and Hospitality, among others.

The decrease in Corporate Finance and Other net revenue reflected decreases, particularly during the first quarter of 2009, in the value of fund closings by our Private Fund Advisory Group and private placements by our Capital Markets Group, as well as declines in Equity Capital Markets transactions, all of which have been impacted by the continued deterioration of the financial markets during the second quarter of 2009. Equity Capital Markets transaction assignments in the second quarter of 2009 included advising Callaway on its cumulative perpetual convertible preferred stock offering, Transatlantic Holdings on its follow-on capital markets transactions and Danone and Pernod Ricard on their rights offerings. In addition, our Alternative Capital Finance Group advised on Registered Direct (“RD”) Offerings for Globalstar and Savient Pharmaceuticals.

Operating expenses for the three month period ended June 30, 2009 decreased $24 million, or 11%, as compared to the 2008 period, primarily due to lower salaries and benefits due to the impact of the staff reductions associated with the restructuring program implemented during the first quarter of 2009, the strengthening of the U.S. dollar versus foreign currencies, lower discretionary bonuses as a result of lower operating revenue, partially offset by additional amortization of an increased amount of RSUs and deferred cash awards granted. Other factors contributing to the decrease were lower travel expenses, other business development expenses and support group charges.

Financial Advisory operating income for the second quarter of 2009 was $47 million, a decrease of $12 million as compared to the 2008 period, and represented 18% of segment net revenues for the 2009 period, as compared to 20% in the 2008 period.

Six Months Ended June 30, 2009 versus June 30, 2008

For the six month period ended June 30, 2009, Financial Advisory net revenue decreased $86 million, or 17%, as compared to the corresponding period in 2008, reflecting a change in the mix of advisory activities as M&A and Strategic Advisory revenue decreased $160 million, or 41%, and Corporate Finance and Other net revenue decreased $32 million, or 52%, with such decreases partially offset by Financial Restructuring revenue which increased $106 million, or 220%.

The decrease in M&A and Strategic Advisory revenue for the six month period ended June 30, 2009 was principally due to the adverse economic and market conditions described above, which resulted in lower average fees per transaction for clients generating fee revenues greater than $1 million.

Operating expenses for the six month period ended June 30, 2009 decreased $21 million, or 5%, as compared to the 2008 period, primarily due to lower salaries and benefits due to the impact of the staff reductions associated with the restructuring program implemented during the first quarter of 2009, the strengthening of the U.S. dollar versus foreign currencies, lower discretionary bonuses as a result of lower operating revenue, partially offset by additional amortization of an increased amount of RSUs and deferred cash incentive awards granted.

Financial Advisory operating income for the first six months of 2009 was $32 million, a decrease of $65 million as compared to the 2008 period, and represented 8% of segment net revenues for the 2009 period, as compared to 19% in the 2008 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	June 30, 2009	December 31, 2008
	($ in millions)
AUM:
International Equities	$24,257	$25,000
Global Equities	40,456	31,553
U.S. Equities	11,639	13,177

Total Equities	76,352	69,730

European and International Fixed Income	13,242	12,690
Global Fixed Income	1,544	1,183
U.S. Fixed Income	2,189	1,951

Total Fixed Income	16,975	15,824

Alternative Investments	2,950	3,196
Private Equity(a)	1,592	1,579
Cash Management	151	780

Total AUM	$98,020	$91,109

(a)	Includes $1.3 billion as of June 30, 2009 and $1.2 billion as of December 31, 2008 held by investment companies for which Lazard may earn carried interest.

Average AUM for the three month and six month periods ended June 30, 2009 and 2008 is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ in millions)
Average AUM	$89,551	$134,166	$90,071	$136,582

Total AUM at June 30, 2009 increased $7 billion, or 8%, as compared to that at December 31, 2008, with average AUM for the three month and six month periods ended June 30, 2009 decreasing 33% and 34%, respectively, as compared to the average AUM for the corresponding 2008 periods. International, Global and U.S. equities represented 25%, 41% and 12% of total AUM at June 30, 2009, respectively, versus 27%, 35% and 14% of total AUM at December 31, 2008, respectively.

As of June 30, 2009 and 2008, approximately 87% and 85%, respectively, of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and 13% and 15%, respectively, of our AUM was managed on behalf of individual clients, which are principally family offices and high-net worth individuals.

The following is a summary of changes in AUM for the three month and six month periods ended June 30, 2009, and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ in millions)
AUM—Beginning of Period	$81,084	$134,193	$91,109	$141,413
Net Flows(a)	353	2,550	(2,093)	4,265
Market and Foreign Exchange Appreciation (Depreciation)	16,583	(2,604)	9,004	(11,539)

AUM—End of Period	$98,020	$134,139	$98,020	$134,139

(a)	Includes inflows of $5,748 and $9,289 and outflows of $5,395 and $11,382 for the three month and six month periods ended June 30, 2009, respectively, and inflows of $8,055 and $15,805 and outflows of $5,505 and $11,540 for the three month and six month periods ended June 30, 2008, respectively.

Inflows during the six month period ended June 30, 2009 occurred primarily in Emerging Markets and Global Thematic Equity products due to increased investments in existing accounts as well as new accounts gained. Outflows occurred most significantly in U.S. Mid Cap and Small Cap Equity and European and U.K. Equity products as well as European and International Fixed Income products due to withdrawals primarily by clients who were repositioning their portfolios.

Consistent with the industry as a whole, we experienced market and foreign exchange appreciation in the second quarter and first half of 2009, with these factors being the principal contributors to the increase in AUM. During the six month period ended June 30, 2009, equity products experienced the most significant market appreciation, with such increase slightly better than the global market indices previously described. As of June 30, 2009, AUM denominated in foreign currencies represented approximately 46% of our total AUM. Foreign denominated AUM declines in value with the strengthening of the U.S. dollar and increases in value as the U.S. dollar weakens.

As of July 27, 2009, AUM, excluding private equity, was approximately $104.2 billion, a $7.7 billion increase since June 30, 2009. The change in AUM was due to market appreciation and net inflows of $5.4 billion and $2.3 billion, respectively.

The following table summarizes the operating results of the Asset Management segment for the three month and six month periods ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ in thousands)
Revenue:
Management Fees	$107,123	$157,108	$200,623	$315,117
Incentive Fees	13,170	8,429	18,605	8,429
Other	10,993	13,192	14,651	23,467

Sub-total	131,286	178,729	233,879	347,013
LAM GP-Related	257	1,643	(813)	(1,610)

Net Revenue	131,543	180,372	233,066	345,403
Operating Expenses (a)	103,973	142,292	194,413	256,935

Operating Income	$27,570	$38,080	$38,653	$88,468

Operating Income, as a Percentage of Net Revenue	21%	21%	17%	26%

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).

	As of June 30,
	2009	2008
Headcount(a):
Managing Directors	56	55
Limited Managing Directors	–	1
Other Employees:
Business segment professionals	295	341
All other professionals and support staff functions	267	367

Total	618	764

(a)	Excludes headcount related to indirect support functions, with such headcount being included in the Corporate segment.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States	47%	50%	49%	52%
Europe	41	39	39	37
Rest of World	12	11	12	11

Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended June 30, 2009 versus June 30, 2008

Asset Management net revenue in the three month period ended June 30, 2009 declined $49 million, or 27%, as compared to the corresponding period in 2008. Management fees for the 2009 period decreased $50 million, or 32%, as compared to the 2008 period driven by a 33% decrease in average AUM due largely to the decline in equity markets as well as the impact of a change in the mix of investment products and levels of management fees on certain products. Incentive fees increased $5 million in the 2009 period, substantially all of which related to traditional long-only investment strategies. Other revenue decreased $4 million, or 24%, as compared to 2008, principally due to lower interest income and lower GP-related revenue.

Operating expenses for the 2009 period decreased by $38 million, or 27%, as compared to the 2008 period, due to decreased compensation related to lower headcount, lower discretionary bonuses related to lower operating revenue and declines in business development expenses for travel and market-related data and support group charges.

Asset Management had operating income of $28 million for the three month period ended June 30, 2009, a decline of $11 million, or 28%, as compared the 2008 period, and represented 21% of segment net revenue for both the 2009 and 2008 periods.

Six Months Ended June 30, 2009 versus June 30, 2008

Asset Management net revenue in the six month period ended June 30, 2009 declined $112 million, or 33%, as compared to the corresponding period in 2008. Management fees for the 2009 period decreased $114 million, or 36%, as compared to the 2008 period driven by a 34% decrease in average AUM. This decrease was due largely to the decline in equity markets as well as the impact of a change in the mix of investment products and levels of management fees on certain products. Incentive fees increased $10 million in the 2009 period, substantially all of which related to traditional long-only investment strategies. Other revenue decreased $8 million, or 37%, as compared to 2008, principally as a result of lower interest income and foreign exchange remeasurement gains.

Operating expenses for the 2009 period decreased by $63 million, or 24%, as compared to the 2008 period, due to decreased compensation related to reduced headcount, lower discretionary bonuses related to lower operating revenue and declines in business development expenses for travel and market-related data and support group charges.

Asset Management operating income of $39 million for the six month period ended June 30, 2009, declined $50 million, or 56%, as compared to the 2008 period, and represented 17% of segment net revenue, as compared to 26% for the corresponding period in 2008.

Corporate

The following table summarizes the results of the Corporate segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	($ in thousands)
Interest Income	$4,433	$17,691	$10,197	$33,737
Interest Expense	(25,771)	(37,786)	(52,357)	(76,390)

Net Interest Revenue (Expense)	(21,338)	(20,095)	(42,160)	(42,653)
Other Revenue	13,396	18,415	18,113	(28,242)

Net Revenue	(7,942)	(1,680)	(24,047)	(70,895)
Operating Expenses	9,221	7,685	80,324 (a)	8,339

Operating Loss	$(17,163)	$(9,365)	$(104,371)	$(79,234)

(a)	Includes restructuring expense of $62,550 recorded in the first quarter of 2009.

	As of June 30,
	2009	2008

Headcount (a):
Managing Directors	7	8
Limited Managing Directors	–	–
Other Employees:
Business segment professionals	9	8
All other professionals and support staff	607	652

Total	623	668

(a)	Includes headcount related to support functions.

Corporate Results of Operations

Three Months Ended June 30, 2009 versus June 30, 2008

Net interest expense in the three month period ended June 30, 2009 increased $1 million, or 6%, as compared to the corresponding period in 2008. Lower interest income in the 2009 period of $13 million was due to a lower interest rate environment and lower average cash balances and receivables from banks. Average cash decreased as a result of the share repurchases of Lazard Ltd’s Class A common stock (“Class A common stock”) as well as the repurchase of a portion of the Company’s outstanding 6.85% and 7.125% senior notes. Interest expense in the 2009 period decreased $12 million, principally as a result of the reduction in interest expense related to the Company’s May 2008 purchase of $437 million aggregate principal amount of its 6.12% senior notes in connection with the remarketing of such notes and by the above-mentioned repurchases of senior notes, as well as lower interest paid on LFB’s customer deposits.

Other revenue in the 2009 period decreased by $5 million as compared to the prior year period principally due to lower investment gains from the Company’s investment portfolio.

Six Months Ended June 30, 2009 versus June 30, 2008

Net interest expense in the six month period ended June 30, 2009 was unchanged, as compared to the corresponding period in 2008. Lower interest income in the 2009 period of $24 million was due to a lower interest rate environment and lower average cash balances and receivables from banks. Average cash decreased as a result of the share repurchases of Class A common stock as well as the repurchase of a portion of the Company’s outstanding 6.85% and 7.125% senior notes. Interest expense in the 2009 period was also lower by $24 million, principally as a result of the reduction in interest expense related to the Company’s May 2008 purchase of $437 million aggregate principal amount of its 6.12% senior notes in connection with the remarketing of such notes and by the above-mentioned repurchases of senior notes, as well as lower interest paid on LFB’s customer deposits.

Other revenue in the 2009 period increased by $46 million as compared to the prior year period, principally due to the 2008 period being impacted by investment related losses of $41 million in aggregate in our bank’s corporate debt portfolio (redesignated as available-for-sale effective July 1, 2008) and the Company’s net investment in corporate equities to seed Asset Management products, while in the 2009 period there were investment gains. During the 2009 period, the Company had in place a hedging strategy to minimize its risks associated with volatility in the equity markets.

Operating expenses for the 2009 period increased by $72 million compared to the 2008 period principally due to the restructuring expense of $63 million in the three month period ended March 31, 2009.

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

Summary of Cash Flows:

	Six Months Ended June 30,
	2009	2008
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income (loss)	$(43.2)	$82.8
Noncash charges (a)	170.5	133.2
Other operating activities (b)	(74.4)	(157.2)

Net cash provided by operating activities	52.9	58.8

Investing activities (c)	24.8	(141.3)
Financing activities (d)	(105.9)	(214.5)
Effect of exchange rate changes	14.5	(0.2)

Net Decrease in Cash and Cash Equivalents	(13.7)	(297.2)
Cash and Cash Equivalents:
Beginning of Period	909.7	1,055.9

End of Period	$896.0	$758.7

(a)	Consists of the following:

Depreciation and amortization of property and intangibles	$11.8	$13.9
Amortization of deferred expenses, stock units and interest rate hedge	159.0	119.3
Gain on extinguishment of debt	(0.3)	–

	$170.5	$133.2

(b)	Includes net changes in operating assets and liabilities relating to increases and decreases between periods in both the “deposits and other payables” and “receivables-net” captions on the statements of cash flows and relate primarily to activities of LFB. Included within the “receivables-net” caption on the statements of cash flows are amounts related to LFB’s short-term inter-bank deposits, which represent substantially all of the separately identified amount recorded as “receivables—net: banks” on the Company’s statements of financial condition. The level of these inter-bank deposits is primarily driven by the level of LFB customer-related interest-bearing time and demand deposits and short-term inter-bank deposits held at LFB, which can fluctuate significantly on a daily basis. As the amount of deposits change, there is generally a corresponding, but indirect, impact on the level of short-term inter-bank deposits.
(c)	Principally relates to the acquisition of our equity method investment in Sapphire Industrials Corp. (“Sapphire”) (see Note 9 of Notes to Condensed Consolidated Financial Statements), purchases of “available-for-sale” securities by LFB and our equity method investment in Merchant Bankers Asociados.
(d)	Primarily includes distributions to noncontrolling interest holders, Class A common stock dividends, repurchases of common membership interests from LAZ-MD Holdings and shares of Class A common stock and activity related to borrowings, including, in the 2008 period, the Company’s purchase of $437 million aggregate principal amount of its 6.12% senior notes in connection with the remarketing and the concurrent settlement of the purchase contract component of the equity security units (“ESUs”), which resulted in Lazard Ltd issuing 14,582,750 shares of Class A common stock for aggregate proceeds of $437 million, as well as the repurchase of a portion of the Company’s other outstanding senior notes.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. At June 30, 2009, Lazard had $969 million of cash and liquid securities, including $73 million of temporary seed investments in marketable equity securities and public and private asset management funds. We maintain lines of credit in excess of anticipated liquidity requirements. As of June 30, 2009, Lazard had approximately $215 million in unused lines of credit available to it, including a $150 million senior revolving credit facility with a group of lenders that expires in May, 2010 (the “Credit Facility”) and $43 million of unused lines of credit available to LFB. In addition, LFB has access to the Eurosystem covered bond purchase program of the Banque de France.

Financing

Over the past several years, Lazard has entered into several financing agreements designed to strengthen both its capital base and liquidity. Each of these agreements is discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-Q or in our Form 10-K. The table below sets forth our corporate indebtedness as of June 30, 2009 and December 31, 2008.

	Maturity Date	As of June 30, 2009	As of December 31, 2008	Increase (Decrease)

		($ in millions)
Senior Debt:
7.125%(a)	2015	$538.5	$538.5	$–
6.85%(a)	2017	548.4	549.3	(0.9)
Subordinated Debt:
3.25%(b)	2016	150.0	150.0	–

Total Senior and Subordinated Debt		$1,236.9	$1,237.8	$(0.9)

(a)	During the six months ended June 30, 2009, the Company repurchased $0.9 million principal amount of its 6.85% Senior Notes due in 2017, and recognized an aggregate gain of $0.3 million in “other revenue”.
(b)	Convertible into shares of Class A common stock at an effective conversion price of $57 per share. One third in principal amount became convertible on and after July 1, 2008, an additional one third in principal amount became convertible on and after July 1, 2009, and a final one third in principal amount will become convertible on and after July 1, 2010, with no principal amounts convertible after June 30, 2011.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, along with the use of our credit lines described above as needed, should be sufficient for us to fund our current obligations for the next 12 months and beyond.

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is owing to the lending bank group, the Credit Facility includes financial condition covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended June 30, 2009, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 2.05 to 1.00 and its Consolidated Interest Coverage Ratio being 8.80 to 1.00. Notwithstanding such compliance, no amounts were outstanding under the Credit Facility as of June 30, 2009.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes, as well as its $150 Million Subordinated Convertible Note, contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At June 30, 2009, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior and subordinated debt.

Stockholders’ Equity

At June 30, 2009, total stockholders’ equity was $376 million as compared to $312 million at December 31, 2008, including $52 million and $61 million of noncontrolling interest at the respective dates. The increase in stockholders’ equity of $64 million in the six month period ended June 30, 2009 was principally due to increases in AOCI (including noncontrolling interests’ portion thereof) of $59 million and the current period amortization of RSUs and deferred stock units amounting to $154 million, with these items partially offset by a net loss of $43 million, distributions to noncontrolling interests of $41 million, purchases of Class A common stock of $50 million, the delivery of Class A common stock in connection with the settlement of vested RSUs of $11 million and Class A common stock dividends of $13 million. The increases in AOCI described above are due primarily to (i) net positive foreign currency translation adjustments of $48 million and (ii) net mark-ups of $10 million related to securities designated as “available-for-sale”.

During the six month period ended June 30, 2009, the Company repurchased 1,967,419 shares of Class A common stock and 69,623 Lazard Group common membership interests for an aggregate cost of approximately $52 million, resulting in its remaining share repurchase authorization at June 30, 2009 being approximately $75 million (see Note 10 of Notes to Condensed Consolidated Financial Statements for information regarding the share repurchase program).

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of June 30, 2009:

	Contractual Obligations Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior and subordinated debt (including interest) (a)	$1,804,118	$80,805	$161,610	$161,610	$1,400,093
Operating leases (exclusive of $48,139 of sublease income) (b)	455,140	66,171	108,932	63,880	216,157
LAM Merger cash consideration (c)	90,348	–	90,348	–	–
Capital leases (including interest)	33,130	4,230	6,796	5,931	16,173
Private equity funding commitments (b)	14,255	13,771	484	–	–
Deferred cash incentive awards, including interest (d)	158,300	51,337	75,974	30,989	–

Total (e)	$2,555,291	$216,314	$444,144	$262,410	$1,632,423

(a)	See Note 8 of Notes to Condensed Consolidated Financial Statements.
(b)	See Note 9 of Notes to Condensed Consolidated Financial Statements.
(c)	See Note 5 of Notes to Condensed Consolidated Financial Statements.
(d)	See Note 11 of Notes to Condensed Consolidated Financial Statements.
(e)	The table above excludes contingent obligations and any possible payments for uncertain tax positions given the inability to estimate the timing of the latter payments. See Notes 9, 12 and 14 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, employee benefit plans and Lazard’s uncertain tax positions.

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

At June 30, 2009 and December 31, 2008, the Company had approximately $16 million and $18 million, respectively, of receivables past due or deemed uncollectible, and its allowance for doubtful accounts was $15 million and $16 million, respectively.

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

These investments are carried at fair value on the consolidated statements of financial condition, with any increases or decreases in fair value reflected (i) in earnings, to the extent held by our broker-dealer subsidiaries or when designated as “trading” securities under SFAS No. 115, within our non-broker-dealer subsidiaries, and (ii) in AOCI, to the extent designated as “available-for-sale” securities under SFAS No. 115 until such time they are realized and reclassified to earnings. Any declines in the fair value of “available-for-sale” securities that are determined to be other than temporary are charged to earnings. As described in Note 6 of Notes to Consolidated Financial Statements in our Form 10-K, effective July 1, 2008, as permitted under SFAS No. 115, certain debt securities held by LFB, which were previously designated as “trading” securities, were re-designated as “available-for-sale” securities.

Gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income or AOCI and therefore subject Lazard to market and credit risk.

At June 30, 2009, $431 million, or 80%, of the $538 million of investments (excluding equity method investments and net of securities sold not yet purchased of $4 million) represented (i) investments in debt securities typically held long-term by LFB as part of its asset-liability management program and (ii) Corporate investments in equities that principally represent investments in marketable equity securities of large-, mid- and small-cap domestic, international and global companies to seed new Asset Management products, including investments in public and private asset management funds managed both by LAM and third party asset managers that, in the aggregate, subject Lazard to market or credit risk. These investment portfolios are monitored daily by management.

Included in the amount above was $321 million of debt securities (representing approximately 74% of investments subject to market risk) that primarily consist of fixed and floating rate European corporate bonds and French government debt securities. At June 30, 2009, of the $321 million of debt securities, 32%, 29%, 11%, 18% and 10% of such debt securities were invested in the financial, industrial, communications, consumer, government and other sectors, respectively. Approximately 89% of the corporate bonds held investment grade ratings at June 30, 2009. At June 30, 2009, there was approximately $48 million of pre-tax unrealized losses included in AOCI related to our bank’s investments in corporate bonds.

At June 30, 2009, of the $73 million in equities, 49% represents the Company’s investment in marketable equity securities, of which 27%, 22%, 8%, 7% and 36% were invested in the financial, consumer, industrial, communications and other sectors, respectively. Asset management fund investments represent the remaining 51% of total equities. The Company’s asset management fund investments are diversified and may incorporate particular strategies; however, there are no investments in funds with single sector specific strategies.

The remaining 20% of the $538 million of investments at June 30, 2009 represent private equity investments that are generally not subject to short-term market fluctuations and interests in LAM alternative asset management funds principally representing GP interests in LAM-managed hedge funds which do not subject Lazard to market or credit risk. The fair value of such interests reflects the pro rata value of the ownership of the underlying securities in the funds. Such funds are broadly diversified and may incorporate particular strategies; however, there are no investments in funds with a single sector specific strategy. Approximately $13 million at June 30, 2009 of the GP interests represent interests held directly by certain of our LAM managing directors or employees of the Company, and, as such, are deemed to be controlled by, and therefore consolidated by, the Company. Pursuant to SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”), the applicable noncontrolling interests are presented within “stockholders’ equity” on the condensed consolidated statements of financial condition.

Private Equity investments represent approximately 3.5% of total assets at June 30, 2009 and are comprised of investments in private equity funds and direct private equity interests. Private equity investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small to mid-cap European companies; (ii) Corporate Partners II Limited, a private equity fund targeting significant noncontrolling investments in established public and private companies; and (iii) Lazard Senior Housing Partners LP, which acquires companies and assets in the senior housing, extended-stay hotel and shopping center sectors.

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

Included in the amount above was $333 million of debt securities (representing approximately 77% of investments subject to market risk) that primarily consist of fixed and floating rate European corporate bonds and French government debt securities. At December 31, 2008, of the $333 million of debt securities, 37%, 26%, 10%, 15%, and 12% of such debt securities were invested in the financial, industrial, communications, consumer, government and other sectors, respectively. Approximately 92% of the corporate bonds held investment grade ratings at December 31, 2008. At December 31, 2008, there was approximately $62 million of pre-tax unrealized losses included in AOCI related to our bank’s investments in corporate bonds.

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

Investments in debt, equities and other investments, including equity method investments, at June 30, 2009 and December 31, 2008 aggregated $618 million and $620 million, respectively. The decrease of $2 million in the 2009 period related to maturities in the corporate bond portfolio, offset by additional investments in corporate equities to seed Asset Management products.

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

Level 3. Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. Items included in Level 3 include securities or other financial assets whose volume and level of activity have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis.

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

Lazard enters into interest rate swaps and foreign currency exchange contracts to hedge exposures to interest rates and currency exchange rates and uses equity swap contracts to hedge a portion of its market exposure with respect to certain equity investments.

At June 30, 2009 and December 31, 2008, derivative contracts related primarily to interest rate swaps and equity and foreign currency exchange rate contracts and are recorded at fair value. Derivative assets amounted to $8 million and $5 million at June 30, 2009 and December 31, 2008, respectively, with derivative liabilities amounting to $28 million and $44 million, at such respective dates. The decrease in derivative liabilities at June 30, 2009, as compared to December 31, 2008, related to the Company’s equity and foreign currency exchange contracts, partially offset by an increase in amounts pertaining to interest rate hedging activities.

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

The primary market risks associated with LFB’s securities portfolio, foreign currency exchange hedging and lending activities are sensitivity to changes in the general level of credit spreads and interest rate and foreign exchange risk. The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions, such as those we are currently experiencing. The following sensitivity metrics provide the resultant effects on the Company’s operating income for the six month period ended June 30, 2009:

•	LFB’s credit spread risk, as measured by a 100+/– basis point change in credit spreads, totaled $(13) million and $14 million, respectively.

•	LFB’s interest rate risk as measured by a 100+/– basis point change in interest rates, totaled approximately $93 thousand.

•	Foreign currency risk associated with LFB’s open positions, in the aggregate, as measured by a 200+/– basis point change against the U.S. dollar, totaled approximately $6 thousand.

LFB fully secures its collateralized financing transactions with fixed income securities.

Risks Related to Receivables

We maintain an allowance for bad debts to provide coverage for probable losses from our fee and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where we determine the receivables are impaired. At June 30, 2009, total receivables amounted to $529 million, net of an allowance for bad debts of $15 million. As of that date, inter-bank deposits, financial advisory and asset management fee, customer and related party receivables comprised 17%, 62%, 19% and 2% of total receivables, respectively. At December 31, 2008, total receivables amounted to $713 million, net of an allowance for bad debts of $16 million. As of that date, inter-bank deposits, financial advisory and asset management fee, customer and related party receivables comprised 32%, 55%, 12% and 1% of total receivables, respectively. See also “—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

Receivables from banks represent those related to LFB’s short-term inter-bank deposits. The level of these inter-bank deposits is primarily driven by the level of LFB customer-related interest-bearing time and demand deposits and short-term inter-bank deposits from banks held at LFB, which can fluctuate significantly on a daily basis. As the amount of deposits held at LFB changes, there is generally a corresponding, but indirect, impact on the level of short-term inter-bank deposits with banks. While historically the risk of loss associated with such inter-bank deposits was extremely low, with the unprecedented disruption and volatility in the financial markets beginning during 2008, a number of financial institutions have disclosed liquidity and credit quality issues. LFB executes such deposit agreements with leading French financial institutions and the Company closely monitors the creditworthiness of such counterparties to minimize its exposure to loss in such market conditions. Based on its review of its receivables from banks at June 30, 2009 and December 31, 2008, LFB has determined that an allowance for doubtful accounts related to such receivables from banks was not required.

Customers and other receivables at June 30, 2009 and December 31, 2008 include a $7.8 million and $16.4 million receivable, respectively, pertaining to a receivable from the Reserve Primary Fund (the “Primary Fund”), a money market fund based in New York that is engaged in the liquidation of its assets for distribution to investors under the supervision of the SEC. In September 2008, the Primary Fund, which held certain securities issued by Lehman Brothers Holdings, Inc., temporarily suspended the payment of redemption proceeds to investors. Through June 30, 2009, the Company had recovered partial distributions from the Primary Fund aggregating $69.9 million of its $77.7 million investments in the Primary Fund as of September 15, 2008. Following the events of September 2008, various investors in the Primary Fund commenced litigations against the Primary Fund, certain officers and trustees of the Primary Fund and certain related entities. On February 26, 2009, the Primary Fund announced that it would set aside a “special reserve” of $3.5 billion of its assets to cover damages and expenses claimed in actual and potential litigations against it by Primary Fund investors. On May 5, 2009, the SEC asked the Court overseeing the Reserve Fund-related litigation to enjoin the Primary Fund’s plan to set aside a special reserve and to compel the Primary Fund to make a pro rata distribution of its assets to the

Fund’s remaining investors. The Court is scheduled to consider the SEC’s proposal, and any objections to that proposal, at a hearing on September 23, 2009. The Company expects to receive an amount approximating the carrying value of its receivable relating to its investment in the Primary Fund, but it is possible that the process of liquidating the Primary Fund may ultimately result in some diminution in value of the Company’s investment position. The Company is closely monitoring the situation and reserving all of its rights.

Credit Concentration

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At June 30, 2009, LFB had no exposure to an individual counterparty that exceeded $35 million, in the aggregate, excluding deposits with inter-bank counterparties.

With respect to activities outside LFB, as of June 30, 2009, the Company’s largest individual counterparty exposure was a Financial Advisory-related fee receivable of $7 million.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s liabilities has fixed interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of June 30, 2009, Lazard estimates that operating income relating to cash and short-term investments and corporate indebtedness would change by approximately $9 million, on an annual basis, in the event interest rates were to increase or decrease by 1%.

As of June 30, 2009, the Company’s cash and cash equivalents totaled $896 million. Approximately 34% of this was invested in short-term interest earning accounts at a number of leading banks throughout the world, or short-term certificates of deposit from such banks. The remaining cash and cash equivalents were invested in highly liquid institutional money market funds, a significant majority of which were invested solely in U.S. government or agency securities, or in institutional money market funds that have announced that they are participating in the U.S. Treasury Department’s Temporary Guarantee Program for Money Market Funds. On a regular basis, management reviews and updates its list of approved depositor banks as well as deposit and investment thresholds.

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

Recent Accounting Developments

For a discussion of recently issued accounting pronouncements and their impact or potential impact on Lazard’s consolidated financial statements, see Note 2 of Notes to Condensed Consolidated Financial Statements.

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

As described in Note 10 of Notes to Condensed Consolidated Financial Statements, on May 11, 2009, Lazard Ltd issued 6,832,773 shares of Class A common stock in reliance on Section 4(2) of the Securities Act of 1933 in connection with the exchange of 6,832,773 common membership interests of Lazard Group held by certain members of LAZ-MD Holdings as provided for in the Master Separation Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings and other related documents.

Issuer Repurchases of Equity Securities

The following table sets forth information regarding Lazard’s purchases of its Class A common stock on a monthly basis during the second quarter of 2009. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
April 1, 2009 – April 30, 2009	–	–	–	$120.7 million
May 1, 2009 – May 31, 2009	–	–	–	$120.7 million
June 1, 2009 – June 30, 2009	1,700,000	$26.00	1,700,000	$74.7 million

Total	1,700,000	$26.00	1,700,000

(1)	From the inception of our share repurchase program in February 2006, the Board of Directors of Lazard Ltd has authorized, on a cumulative basis, the repurchase of up to $500 million in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2009. The share repurchase program will be used primarily to offset a portion of the shares to be issued under Lazard Ltd’s 2005 Equity Incentive Plan and 2008 Incentive Compensation Plan. Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions.
(2)	Amounts shown herein include repurchases of both Class A common stock and Lazard Group common membership interests.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On April 28, 2009, Lazard Ltd held its Annual General Meeting of Shareholders at which the shareholders voted upon (i) the re-election of Steven J. Heyer, Sylvia Jay, and Vernon E. Jordan, Jr., to the Board of Directors as Class III directors, each for a three year term and (ii) the ratification of the appointment of Deloitte & Touche LLP as Lazard’s independent registered public accounting firm for 2009 and authorization of Lazard’s Board of Directors, acting by its Audit Committee, to set their remuneration.

The shareholders re-elected all three directors and approved the ratification of the appointment of Deloitte & Touche LLP as Lazard’s independent registered public accounting firm for 2009. On each matter voted upon, the Class A common stock and Class B common stock voted together as a single class. The number of votes cast for, against or withheld and the number of abstentions with respect to each matter voted upon, as applicable, is set forth below.

		For	Against/ Withheld	Abstain	Broker Non-Votes
1.	Election of Directors:
	Steven J. Heyer	87,757,969	6,270,844	*	*
	Sylvia Jay	86,681,543	6,690,874	*	*
	Vernon E. Jordan, Jr.	92,387,515	984,902	*	*
2.	Ratification of the appointment of Deloitte & Touche LLP as Lazard’s independent registered public accounting firm for 2009 and authorization of Lazard’s Board of Directors, acting by its Audit Committee, to set their remuneration	90,979,236	2,385,786	7,385	*

*	Not applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Master Separation Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

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

Date: July 31, 2009

LAZARD LTD

By:	/s/ Bruce Wasserstein
Name: Bruce Wasserstein Title: Chairman and Chief Executive Officer

By:	/s/ Michael J. Castellano
Name: Michael J. Castellano Title: Chief Financial Officer