Form 10-K
period 2009-12-31
Lazard Ltd
filed 2010-03-01
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2009 was approximately $2,014,022,842.

As of January 29, 2010, there were 92,165,912 shares of the Registrant’s Class A common stock (including 5,850,063 shares held by a subsidiary) and one share of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2010 annual general meeting of shareholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13 and 14.

LAZARD LTD

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2009

i

Part I

When we use the terms “Lazard”, “we”, “us”, “our”, and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd has no material assets other than indirect ownership as of December 31, 2009 of approximately 74.5% of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

Item 1.	Business

We are one of the world’s preeminent financial advisory and asset management firms and have long specialized in crafting solutions to the complex financial and strategic challenges of our clients. We serve a diverse set of clients around the world, including corporations, partnerships, institutions, governments and high-net worth individuals. The first Lazard partnership was established in 1848. Over time we have extended our activities beyond our roots in New York, Paris and London. We currently operate from 40 cities in key business and financial centers across 25 countries throughout Europe, North America, Asia, Australia, and Central and South America.

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

Financial Advisory

We offer corporate, partnership, institutional, government and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”) and other strategic matters, restructurings, capital structure, capital raising and various other corporate finance matters. We focus on solving our clients’ most complex problems, providing advice to senior management, boards of directors and business owners of prominent companies and institutions in transactions that typically are of significant strategic and financial importance to them.

We continue to build our Financial Advisory business by fostering long-term, senior level relationships with existing and new clients as their independent advisor on strategic transactions. We seek to build and sustain long-term relationships with our clients rather than focusing on individual transactions, a practice that we believe enhances our access to senior management of major corporations and institutions around the world. We emphasize providing clients with senior level focus during all phases of transaction execution.

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

For the years ended December 31, 2009, 2008 and 2007, the Financial Advisory segment net revenue totaled $987 million, $1,023 million and $1,240 million, respectively, accounting for approximately 65%, 66% and 64%, respectively, of our consolidated net revenue for such years. We earned advisory revenue from 620 clients, 682 clients and 625 clients for the years ended December 31, 2009, 2008 and 2007, respectively. We earned $1 million or more from 256 clients, 220 clients and 222 clients for the years ended December 31, 2009, 2008 and 2007, respectively. For the years ended December 31, 2009, 2008 and 2007, the ten largest fee paying clients constituted approximately 17%, 20% and 19% of our Financial Advisory segment net revenue, respectively, with no client individually having constituted more than 10% of segment net revenue during any of these years. For the years ended December 31, 2009, 2008 and 2007, the Financial Advisory segment reported operating income (loss) of $(12) million, $226 million and $319 million, respectively. Operating income in 2009 included a charge of $49 million representing the portion of the special item (as described in Management’s Discussion and Analysis and Note 24 of Notes to Consolidated Financial Statements) that is applicable to the Financial Advisory segment. At December 31, 2009, 2008 and 2007, the Financial Advisory segment had total assets of $707 million, $739 million, and $812 million, respectively.

We believe that we have been pioneers in offering financial advisory services on an international basis, with the establishment of our New York, Paris and London offices dating back to the nineteenth century. We maintain major local presences in the U.S., the U.K. and France, including a network of regional branch offices in the U.S. and France, as well as presences in Argentina, Australia, Belgium, Brazil, Chile, Dubai, Germany, Hong Kong, India, Italy, Japan, the Netherlands, Panama, Peru, Singapore, South Korea, Spain, Sweden, Switzerland, Uruguay and mainland China.

On August 13, 2007, we acquired all of the outstanding ownership interests of Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies. On July 31, 2007, Lazard Ltd acquired all of the outstanding shares of Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”), an Australia-based financial advisory firm, and concurrently sold such investment to Lazard Group. Furthermore, on June 19, 2007, we entered into a joint cooperation agreement with Raiffeisen Investment AG (“Raiffeisen”) for merger and acquisition advisory services in Russia and the Central and Eastern European (the “CEE”) region. The cooperation between us and Raiffeisen, one of the CEE region’s top M&A advisors, provides domestic, international and cross-border expertise within Russia and the CEE region. In addition, on January 31, 2008, we acquired a 50% interest in Merchant Bankers Asociados (“MBA”), an Argentina-based financial advisory services firm with offices across Central and South America and the parent company of MBA Banco de Inversiones. Finally, in February 2009, we entered into a strategic alliance with a financial advisory firm in Mexico to provide global M&A advisory services for clients, both inside and outside of Mexico, who are seeking to acquire or sell assets in Mexico or have interests in other financial transactions with companies in Mexico, and to provide restructuring advisory services to clients in Mexico.

In addition to seeking business centered in the locations referred to above, we historically have focused in particular on advising clients with respect to cross-border transactions. We believe that we are particularly well known for our legacy of offering broad teams of professionals who are indigenous to their respective regions and who have long-term client relationships, capabilities and know-how in their respective regions, who will coordinate with our professionals with global sector expertise. We also believe that this positioning affords us insight around the globe into key industry, economic, government and regulatory issues and developments, which we can bring to bear on behalf of our clients.

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

Pursuant to a business alliance agreement that we entered into with LFCM Holdings in connection with the separation in May 2005 (the “business alliance agreement”), LFCM Holdings generally underwrites and distributes U.S. securities offerings originated by our Financial Advisory business in a manner intended to be similar to our practice prior to the separation, with revenue from such offerings generally continuing to be divided evenly between Lazard Group and LFCM Holdings.

Staffing

We staff our assignments with a team of quality professionals who have appropriate product and industry expertise. We pride ourselves on, and we believe we differentiate ourselves from our competitors by, being able to offer a relatively high level of attention from senior personnel to our clients and organizing ourselves in such a way that managing directors who are responsible for securing and maintaining client relationships also actively participate in providing related transaction execution services. Our managing directors have significant experience, and many of them are able to use this experience to advise on both M&A and restructuring transactions, depending on our clients’ needs. Many of our managing directors and senior advisors come from diverse backgrounds, such as senior executive positions at corporations and in government, law and strategic consulting, which we believe enhances our ability to offer sophisticated advice and customized solutions to our clients. As of December 31, 2009, our Financial Advisory segment had 150 managing directors, 681 other professionals (which includes directors, vice presidents, associates and analysts) and 211 support staff personnel.

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

In addition to our Mergers and Acquisitions and Restructuring practices, we also maintain specialties in the following distinct practice areas within our Financial Advisory segment:

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

Strategy

Our focus in our Financial Advisory business is on:

•	making a significant investment in our intellectual capital with the addition of senior professionals who we believe have strong client relationships and industry expertise,

•	increasing our contacts with existing clients to further enhance our long-term relationships and our efforts in developing new client relationships,

•

expanding the breadth and depth of our industry expertise and selectively adding new practice areas, such as our capital structure advisory effort to help corporations and governments in addressing the significant deleveraging that is unfolding in the developed markets,

•

coordinating our industry specialty activities on a global basis and increasing the integration of our industry experts in mergers and acquisitions with our Restructuring and Capital Markets professionals, and

•	broadening our geographic presence by adding new offices, including, since the beginning of 2007, offices in Australia (Melbourne), Switzerland (Zurich) and United Arab Emirates (Dubai City), as well as new regional offices in the U.S. (Boston, Minneapolis, Charlotte and Washington DC), acquiring a 50% interest in a financial advisory firm with offices in Central and South America (Argentina, Chile, Panama, Uruguay and Peru) and entering into a joint cooperation agreement in Eastern Europe and Russia, as well as a strategic alliance with a financial advisory firm in Mexico.

In addition to the investments made as part of this strategy, we believe that the following external market factors may enable our Financial Advisory business to benefit by:

•	increasing demand for independent, unbiased financial advice,

•	continued high demand for Restructuring advice due to the significant level of corporate defaults, and

•	a potential increase in cross-border M&A and large capitalization M&A, two of our areas of historical specialization.

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

As of December 31, 2009, total assets under management (“AUM”) were $129.5 billion, of which approximately 82% was invested in equities, 14% in fixed income, 3% in alternative investments, and 1% in private equity funds. As of the same date, approximately 36% of our AUM was invested in international (i.e., non-U.S. and regional non-U.S.) investment strategies, 46% was invested in global investment strategies and 18% was invested in U.S. investment strategies, and our top ten clients accounted for 23% of our total AUM. Approximately 89% of our AUM as of that date was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 11% of our AUM as of December 31, 2009 was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

The charts below illustrate the mix of our AUM as of December 31, 2009, measured by broad product strategy and by office location.

For the years ended December 31, 2009, 2008 and 2007, our Asset Management segment net revenue totaled $602 million, $615 million and $725 million, respectively, accounting for approximately 39%, 39% and 38%, respectively, of our consolidated net revenue for such years. For the year ended December 31, 2009, Asset Management reported operating income of $97 million, as compared to an operating loss of $63 million and operating income of $185 million for the years ended December 31, 2008 and 2007, respectively. Operating income in 2009 and 2008 included charges of $8 million and approximately $197 million, respectively, representing the portion of the special items (as described in Management’s Discussion and Analysis and Note 24 of Notes to Consolidated Financial Statements) that are applicable to the Asset Management segment. At December 31, 2009, 2008 and 2007, our Asset Management segment had $703 million, $420 million, and $581 million in total assets, respectively.

LAM and LFG

Our largest Asset Management subsidiaries are Lazard Asset Management LLC and its subsidiaries (“LAM”), with offices in New York, San Francisco, Boston, Chicago, Toronto, Montreal, London, Milan, Frankfurt, Hamburg, Tokyo, Hong Kong, Sydney, Seoul and Bahrain (aggregating approximately $116.5 billion in total AUM as of December 31, 2009), and Lazard Frères Gestion SAS (“LFG”), with offices in Paris and Brussels (aggregating approximately $12.2 billion in total AUM as of December 31, 2009). These operations, with 591 employees as of December 31, 2009, provide our business with both a global presence and a local identity.

Primary distinguishing features of these operations include:

•	a global footprint with global research, global mandates and global clients,

•

a broad-based team of approximately 235 investment professionals at December 31, 2009: LAM had approximately 200 investment professionals, including approximately 80 focused, in-house, investment analysts across all products and platforms, many of whom have substantial industry or sector specific expertise, and LFG had approximately 35 investment professionals, including research analysts,

•	a security selection-based investment philosophy applied across products, and

•	world-wide brand recognition and multi-channel distribution capabilities.

Our Investment Philosophy, Process and Research.    Our investment philosophy is generally based upon a fundamental security selection approach to investing. Across many of our products, we apply three key principles to investment portfolios:

•	select securities, not markets,

•	evaluate the trade-off between returns and valuations, and

•	manage risk.

In searching for equity investment opportunities, many of our investment professionals follow an investment process that incorporates several interconnected components that may include:

•	analytical framework analysis and screening,

•	accounting validation,

•	fundamental analysis,

•	security selection and portfolio construction, and

•	risk management.

At LAM, we conduct investment research on a global basis to develop market, industry and company specific insights. Approximately 80 investment analysts, located in our worldwide offices, conduct research and evaluate investment opportunities around the world, and across all products and platforms. The LAM global analysts are organized around six global industry sectors:

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

Quantitative

Eurozone

Large Capitalization**

Small Capitalization**

Continental European

Small Cap

Multi Cap

Eurozone (i.e., Euro Bloc)

Euro-Trend (Thematic)

U.S.

Large Capitalization**

Mid Capitalization

Small/Mid Capitalization

Multi-Capitalization

Other

U.K. (Large Capitalization)

U.K. (Small Capitalization)

U.K. Quantitative

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

LFG markets and distributes its products through 21 sales professionals based in France who directly target both individual and institutional investors.

In June 2009, the Company formed a new wealth management subsidiary, Lazard Wealth Management LLC (“Lazard Wealth Management”). We expect that Lazard Wealth Management, which has not yet commenced operations, will provide customized investment management and financial planning services to high net worth investors in the U.S. Lazard Wealth Management expects to work with investors to construct, implement and monitor an asset allocation strategy designed to meet the individual client’s investment objectives, integrating tax planning, estate planning, philanthropic interests and legacy planning with investment and risk management services. Prior to the launch of this business, we registered Lazard Wealth Management as an investment adviser with the United States Securities and Exchange Commission (the “SEC”). As of December 31, 2009, Lazard Wealth Management had 8 employees.

Strategy

Our strategic plan in our Asset Management business is to focus on delivering superior investment performance and client service and broadening our product offerings and distribution in selected areas in order to continue to drive improved business results. Over the past several years, in an effort to improve LAM’s operations and expand our business, we have:

•	focused on enhancing our investment performance,

•	improved our investment management platform by adding a number of senior investment professionals (including portfolio managers and analysts),

•	continued to strengthen our marketing and consultant relations capabilities,

•	expanded our product platform, and

•	continued to expand LAM’s geographic reach, including through opening offices in Hong Kong and Bahrain.

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

As a part of the separation in 2005, we transferred to LFCM Holdings all of our alternative investment activities at that time, except for Fonds Partenaires Gestion SA (“FPG”), our private equity business in France, which, until September 30, 2009, was a subsidiary of our Paris-based banking affiliate, Lazard Frères Banque SA (“LFB”). We also transferred to LFCM Holdings certain principal investments by Lazard Group in the funds managed by the separated businesses. Effective September 30, 2009, the Company sold FPG to a fund management company forming part of a group that manages investment companies and funds, in some of which Lazard could earn carried interests. The managing directors and staff conducting this activity were accordingly transferred to the buyer. The sale of FPG did not have a material impact on our financial condition or results of operations.

LFCM Holdings operates the alternative investment business (including private equity activities) transferred to it in the separation. Consistent with our intent to support the development of the alternative investment business, including investing capital in funds managed or formed by Lazard Alternative Investments Holdings LLC (“LAI”), a subsidiary of LFCM Holdings, and in order to benefit from what we believe to be the potential of this business, we are entitled to receive from LFCM Holdings all or a portion of the payments from the incentive distributions attributable to these funds (net of compensation payable to investment professionals who manage these funds) pursuant to the business alliance agreement between us and LFCM Holdings. In addition, pursuant to the business alliance agreement, we retained an option to acquire the North American and European the fund management activities of LAI and have the right to participate in the oversight of LFCM Holdings’ funds and consent to certain actions. On December 15, 2009, Lazard Group exercised its option to acquire the European fund management activities of LAI. The remaining option to purchase the North American fund management activities is currently exercisable at any time prior to May 10, 2014 (see Note 10 of Notes to Consolidated Financial Statements). We will continue to abide by our obligations with respect to transferred funds. From time to time, we have considered exercising the option with respect to the remaining activities in North America and have had preliminary conversations with LFCM Holdings in that regard.

Since 2005, consistent with our obligations to LFCM Holdings, we have engaged in a number of alternative investments and private equity activities. During 2008, we formed a strategic partnership with Apollo Management, L.P. (“Apollo”), an affiliate of Apollo Global Management, LLC, a leading global alternative asset manager, for private equity investments in Europe. In addition, in February 2009 the business alliance agreement was amended to remove certain restrictions on the Company engaging in private equity businesses in North America and to reduce the price of our option to acquire the fund management activities of LAI in North America. We continue to explore and discuss opportunities to expand the scope of our alternative investment and private equity activities in Europe, the U.S. and elsewhere. These opportunities could include internal growth of new funds and direct investments by us, partnerships or strategic relationships, investments with third parties or acquisitions of existing funds or management companies. In that regard, on July 15, 2009, the Company established a private equity business with The Edgewater Funds (“Edgewater”), a Chicago-based private equity firm, through the acquisition of Edgewater’s management vehicles. The acquisition was structured as a purchase by Lazard of interests in a holding company that owns interests in the general partner and management company entities of the current Edgewater private equity funds (the “Edgewater Acquisition”) (see Note 9 of Notes to Consolidated Financial Statements). As of December 31, 2009, Edgewater, with 18 employees, had approximately $600 million of AUM and unfunded fee-earning commitments. Also, consistent with our obligations to LFCM Holdings, we may explore discrete capital markets opportunities. See Notes 10 and 15 of Notes to Consolidated Financial Statements for additional information regarding alternative investments, including recent developments with respect to Corporate Partners II Limited.

On October 2, 2007, Lazard Funding Limited LLC (“Lazard Funding”), a wholly-owned subsidiary of Lazard Group, formed a special purpose acquisition company, Sapphire Industrials Corp. (“Sapphire”), for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses within a 24 month period (collectively referred to as the “Initial Business Combination”). In connection with the formation of Sapphire, Lazard Funding purchased approximately 15.1 million founders’ units (“Founders’ Units”) at a total cost of approximately $0.1 million. Each Founders’ Unit consisted of one share of Sapphire common stock and one warrant to purchase one share of Sapphire common stock. On January 24, 2008, Sapphire completed an initial public offering (the “Sapphire IPO”), which, prior to offering costs, raised $800 million through the sale of 80 million units at an offering price of $10.00 per unit. On January 24, 2008, in connection with the Sapphire IPO, Lazard Funding purchased (i) 5 million units in the Sapphire IPO at a purchase price equal to the public offering price of $10.00 per unit (for an aggregate purchase price of $50.0 million), and (ii) an aggregate of 12.5 million warrants from Sapphire at a price of $1.00 per warrant (for a total purchase price of $12.5 million). Net proceeds from the Sapphire IPO were placed in a trust account by Sapphire (the “Trust Account”) pending consummation of the Initial Business Combination.

On January 6, 2010, Sapphire announced that it had not completed the Initial Business Combination and it would dissolve and distribute the funds in the Trust Account to all its public shareholders, to the extent they are holders of shares issued in the Sapphire IPO, in proportion to their respective equity interests. Pursuant to such dissolution, on January 26, 2010 Sapphire distributed an initial distribution equivalent to approximately $10.06 per share of Sapphire common stock. All Sapphire warrants expired without value. During the fourth quarter of 2009, the Company wrote-off its $13 million investment in Sapphire warrants, with such write-off being recorded in “revenue-other” in the accompanying Consolidated Statement of Operations. See Note 15 of Notes to Consolidated Financial Statements for additional information regarding Sapphire and the Sapphire IPO.

CWC operates our private equity business in Australia, and, as of December 31, 2009, it had 8 employees and approximately $200 million of private equity AUM.

Employees

We believe that our people are our most important asset, and it is their reputation, talent, integrity and dedication that underpin our success. As of December 31, 2009, we employed 2,294 people, which included 150 managing directors and 681 other professionals in our Financial Advisory segment and 56 managing directors and 299 other professionals in our Asset Management segment. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees worldwide. We generally utilize an evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for improved performance. Generally, our employees are not subject to any collective bargaining agreements, except that our employees in certain of our European offices, including France and Italy, are covered by national, industry-wide collective bargaining agreements. We believe that we have good relations with our employees.

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

While our competitors vary by country in our Mergers and Acquisitions practice, we believe our primary competitors in securing M&A advisory engagements are Bank of America, Citigroup, Credit Suisse, Deutsche Bank AG, Goldman Sachs & Co., JPMorgan Chase, Mediobanca, Morgan Stanley, Rothschild and UBS. In our Restructuring practice, our primary competitors are The Blackstone Group, Evercore Partners, Greenhill & Co. and Rothschild.

We believe that our primary global competitors in our Asset Management business include, in the case of LAM, Alliance Bernstein, AMVESCAP, Brandes Investment Partners, Capital Management & Research, Fidelity, Lord Abbett, Aberdeen and Schroders and, in the case of LFG, Swiss private banks with offices in France as well as large institutional banks and fund managers. We face competition in private equity both in the pursuit of outside investors for our private equity funds and the acquisition of investments in attractive portfolio companies. We compete with hundreds of other funds, many of which are subsidiaries of or otherwise affiliated with large financial service providers.

Competition is also intense in each of our businesses for the attraction and retention of qualified employees, and we compete on the level and nature of compensation and equity-based incentives for key employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

In recent years there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. This trend was amplified in connection with the unprecedented disruption and volatility in the financial markets during the past several years, and, as a result, a number of financial services companies have merged, been acquired or have fundamentally changed their respective business models, including, in certain cases, becoming commercial banks. Many of these firms have the ability to offer a wider range of products than we offer, including loans, deposit taking, insurance and brokerage services. Many of these firms also offer more extensive asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenue in an effort to gain market share, which could result in pricing pressure in our businesses. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors, and, in certain instances, has afforded them access to government funds.

Regulation

Our businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our stockholders or creditors. Many of our affiliates that participate in securities markets are subject to comprehensive regulations that include some form of capital structure regulations and customer protection rules. In the U.S., certain of our subsidiaries are subject to such regulations promulgated by the SEC or Financial Industry Regulatory Authority (“FINRA”) (formerly the NASD). Standards, requirements and rules implemented throughout the European Union are broadly comparable in scope and purpose to the regulatory capital and customer protection requirements imposed under the SEC and FINRA rules. European Union directives also permit local regulation in each jurisdiction, including those in which we operate, to be more restrictive than the requirements of such European Union-wide directives. These sometimes burdensome local requirements can result in certain competitive disadvantages to us.

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

Our principal U.S. broker-dealer subsidiary, Lazard Frères & Co. LLC (“LFNY”), through which we conduct most of our U.S. Financial Advisory business, is currently registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in all 50 U.S. states, the District of Columbia and Puerto Rico. As such, LFNY is subject to regulations governing effectively every aspect of the securities business, including minimum capital requirements, record-keeping and reporting procedures, relationships with customers, experience and training requirements for certain employees, and business procedures with firms that are not members of certain regulatory bodies. Lazard Asset Management Securities LLC, a subsidiary of LAM, also is registered as a broker-dealer with the SEC and FINRA and in all 50 U.S. states, the District of Columbia and Puerto Rico. Lazard Middle Market LLC, a subsidiary of GAHL, is registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in various U.S. states and territories.

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

Our U.S. broker-dealer subsidiaries, including LFNY, are subject to the SEC’s uniform net capital rule, Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the net capital rules of FINRA, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiaries. The uniform net capital rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. FINRA may prohibit a member firm from expanding its business or paying cash dividends if it would result in net capital falling below FINRA’s requirements. In addition, our broker-dealer subsidiaries are subject to certain notification requirements related to withdrawals of excess net capital. Our broker-dealer subsidiaries are also subject to regulations, including the USA PATRIOT Act of 2001, which impose obligations regarding the prevention and detection of money- laundering activities, including the establishment of customer due diligence and other compliance policies and procedures. Failure to comply with these requirements may result in monetary, regulatory and, in certain cases, criminal penalties.

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

On December 11, 2009, the U.S. House of Representatives passed The Wall Street Reform and Consumer Protection Act of 2009 (the “2009 Act”). The 2009 Act is currently pending in the U.S. Senate. We are not able to predict what action or changes, if any, will result from the Senate’s consideration of the 2009 Act. We currently are in the process of examining the potential impact of the 2009 Act on us and the SIBHC program, but, given the uncertainty of possible changes to the 2009 Act, we are not able to predict the ultimate effect on us and the SIBHC program.

Over the last several years, global financial markets have experienced extraordinary disruption and volatility. As a result, certain financial institutions around the world have failed and others have been forced to seek acquisition partners. The U.S. and other governments have taken unprecedented steps to try to stabilize the financial system, including investing in financial institutions. It is possible that the U.S. and other governments may take further actions in response to this situation, including expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect of any such expanded or new standards, requirements and rules is uncertain and could have adverse consequences to our business and results of operations.

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

Executive Officers of the Registrant

Set forth below are the name, age, present title, principal occupation and certain biographical information for each of our executive officers as of February 22, 2010, all of whom have been appointed by, and serve at the pleasure of, our board of directors.

Kenneth M. Jacobs, 51

Mr. Jacobs has served as Chairman and Chief Executive Officer of Lazard Ltd and Lazard Group LLC since November 2009. Mr. Jacobs served as a Managing Director of Lazard since 1991 and had been a deputy chairman of Lazard from January 2002 until November 2009. He has also served as Chief Executive Officer of Lazard North America since 2002. Mr. Jacobs initially joined Lazard in 1988. Mr. Jacobs is a member of the Board of Trustees of the University of Chicago and the Brookings Institution.

Michael J. Castellano, 63

Mr. Castellano has served as Chief Financial Officer of Lazard Ltd since May 2005. Mr. Castellano has served as a Managing Director and Chief Financial Officer of Lazard Group since August 2001. Prior to joining Lazard, Mr. Castellano held various senior management positions at Merrill Lynch & Co. from August 1991 to August 2001, including Senior Vice President—Chief Control Officer for Merrill Lynch’s capital markets businesses, Chairman of Merrill Lynch International Bank and Senior Vice President—Corporate Controller. Prior to joining Merrill Lynch & Co., Mr. Castellano was a partner with Deloitte & Touche where he served a number of investment banking clients over the course of his 24 years with the firm.

Scott D. Hoffman, 47

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

Alexander F. Stern, 43

Mr. Stern has served as Chief Operating Officer of Lazard Ltd and Lazard Group LLC since November 2008. He has served as a Managing Director since January 2002 and as the Firm’s Global Head of Strategy since February 2006. Mr. Stern previously served as a Vice President in Lazard’s Financial Advisory business from January 1998 to December 2000 and as a Director from January 2001 to December 2001. Mr. Stern initially joined Lazard in 1994 and previously held various positions with Patricof & Co. Ventures and IBM.

Charles G. Ward, III, 57

Mr. Ward has served as President of Lazard Ltd and Chairman of the Asset Management Group of Lazard Ltd since May 2005. Mr. Ward has served as President and a Managing Director of Lazard Group since February 2002. Prior to joining Lazard, he was variously the Head or Co-Head of Global Investment Banking and Private Equity of Credit Suisse First Boston, or “CSFB,” from February 1994 to February 2002. Mr. Ward also served as a member of the Executive Board of CSFB from February 1994 to February 2002 and as President of CSFB from April 2000 to November 2000. Prior to joining CSFB, Mr. Ward co-founded Wasserstein Perella Group Inc. in February 1988 and served as President of Wasserstein Perella & Co. from January 1990 to February 1994. Prior to serving at Wasserstein Perella & Co., Mr. Ward was Co-Head of Mergers and Acquisitions and the Media Group at The First Boston Corporation where he worked from July 1979 to February 1988. Mr. Ward served on the board of directors of Sapphire Industrials Corp. until January 2010.

Where You Can Find Additional Information

Lazard Ltd files current, annual and quarterly reports, proxy statements and other information required by the Exchange Act, with the SEC. You may read and copy any document the company files at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company’s SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.

Our public internet site is http://www.lazard.com. and the investor relations SEC filings section of our public internet site is located at http://www.lazard.com/InvestorRelations/SEC-Filings.aspx. We will make available free of charge, on or through the investor relations section of our internet site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request of any shareholder to the Investor Relations Department, are charters for the Company’s Audit Committee, Compensation Committee and Nominating & Governance Committee. Copies of these charters and our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees are also posted on our website in the “Corporate Governance” section.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risks and all of the other information set forth in this Form 10-K, including our consolidated financial statements and related notes. The risk factors set forth below primarily relate to the business of Lazard Group. These risks also affect Lazard Ltd because Lazard Ltd has no material assets as of December 31, 2009 other than indirect ownership of approximately 74.5% of the common membership interests in Lazard Group and its controlling interest in Lazard Group. The following risks comprise material risks of which we are aware. If any of the events or developments described below actually occurred, our business, financial condition or results of operations would likely suffer.

Risks Relating to the Financial Services Industry and Financial Markets

The U.S. and global capital markets and the economy generally have experienced significant deterioration and volatility over the past several years, which has had negative repercussions on the global economy and, as a result, could present new challenges for our business.

Commencing in 2007 and continuing through 2009, certain adverse financial developments have impacted the U.S. and global capital markets. These developments include a general slowing of economic growth both in the U.S. and globally, substantial volatility in equity securities markets, and volatility and tightening of liquidity in credit markets. In addition, concerns over increasing unemployment levels, declining business and consumer confidence, volatile energy costs, geopolitical issues and a declining real estate market in the U.S. and elsewhere have contributed to increased volatility and diminished expectations for the economy and the markets going forward. In some cases, the global capital markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, our business may continue to be adversely affected, which may have a material impact on our business and results of operations.

Current disruption and volatility in global financial markets might continue and governments may take further measures to intervene.

Over the last several years, global financial markets have experienced extraordinary disruption and volatility. As a result, certain financial institutions around the world have failed and others have been forced to seek acquisition partners. The U.S. and other governments have taken unprecedented steps to try to stabilize the financial system, including investing in financial institutions. The overall effects of these and other legislative and regulatory initiatives on the financial markets is uncertain, and they may not have the intended stabilization effects. Should these or other legislative or regulatory initiatives fail to stabilize and add liquidity to the financial markets or have other adverse consequences, our business and results of operations could be adversely affected.

The soundness of our clients and other financial institutions could adversely affect us.

We have exposure to many different industries, products and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be fully realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us.

Our share price may decline due to the large number of our common shares eligible for future sale and for exchange.

As of February 19, 2010, we estimate that a large number of our shares of common stock may become available for sale during the 2010 fiscal year, including approximately 23.0 million shares consisting of (i) approximately 18.7 million shares that will become available for issuance in exchange for the exchangeable interests of LAZ-MD Holdings LLC (an entity owned by Lazard Group’s current and former managing directors) (“LAZ-MD Holdings”) of which approximately 3.3 million shares are held by the Estate of Bruce Wasserstein (our former Chairman and Chief Executive Officer) and related trusts and (ii) approximately 4.3 million shares underlying the restricted stock units (“RSUs”) granted pursuant to our 2005 Equity Incentive Plan (the “2005 Plan”) and our 2008 Incentive Compensation Plan (the “2008 Plan”) expected to vest principally in March 2010, including shares underlying RSUs held by certain of our retirement eligible employees. In addition, other shares that may become, or currently are, available for sale during the 2010 fiscal year, include (i) approximately 8.3 million shares that are concurrently issuable in exchange for LAZ-MD Holdings exchangeable interests, but have not yet been exchanged (of which approximately 6.6 million shares are issuable to the Estate of Bruce Wasserstein and related trusts), (ii) up to approximately 2.2 million shares previously issued in exchange for LAZ-MD Holdings exchangeable interests that may not have all been sold and (iii) approximately 1.8 million shares of our common stock which are held by the Estate of Bruce Wasserstein and related trusts.

LAZ-MD Holdings exchangeable interests are effectively exchangeable into our common stock, and thereafter that common stock will become available for sale in significant numbers. From time to time, we expect to register the shares received by the members of LAZ-MD Holdings pursuant to the exchange of LAZ-MD Holdings exchangeable interests for resale by such members. Persons exchanging their LAZ-MD Holdings exchangeable interests are likely to sell all or a portion of their common stock promptly after exchange to provide liquidity, to cover any taxes that may be payable upon such exchange or to diversify their portfolios.

As of December 31, 2009, our authorized and unissued shares of common stock include (i) approximately 31.5 million shares of our common stock underlying the outstanding LAZ-MD Holdings exchangeable membership interests, (ii) approximately 23.4 million and approximately 103 thousand shares of our common stock underlying the RSUs and deferred stock units (“DSUs”), respectively, that have been granted pursuant to our 2005 Plan and our 2008 Plan, (iii) approximately 2.6 million shares of our common stock issuable or otherwise deliverable upon conversion of our outstanding $150 million subordinated convertible note, and (iv) approximately 2.2 million shares of our common stock that are issuable in connection with the LAM Merger (the “LAM Merger”) (see Note 8 of Notes to Consolidated Financial Statements). In addition, the following shares are issuable in connection with the acquisitions of CWC, GAHL and Edgewater: (A) approximately 662 thousand shares of our common stock that are issuable on a non-contingent basis, (B) shares of our common stock that are issuable upon the noncontingent conversion of approximately 7 thousand shares of our Series A preferred stock, with the number of shares of our common stock dependent, in part, upon future prices of our common stock, (C) approximately 949 thousand shares of our common stock that are contingently issuable and approximately 20 thousand shares of our Series A preferred stock that are contingently convertible into shares of our common stock, with the number of such shares of our common stock dependent upon the future performance of GAHL and CWC and (D) up to approximately 1.1 million shares of our common stock issuable in connection with the Edgewater acquisition, which shares will be issued and paid only if certain performance thresholds for the next two Edgewater funds are met.

We cannot predict whether, when and how many of our common shares will be sold into the market and the effect, if any, that the possibility of market sales of shares of our common stock, the actual sale of such shares or the availability of such shares will have on the market price of our common stock or our ability to raise capital through the issuance of equity securities from time to time.

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

Lazard Group has experienced several significant events in recent years, including our transformation from a private to a public company. In general, our industry continues to experience change and exerts competitive pressures for retaining top talent, which makes it more difficult for us to retain professionals. If any of our managing directors and other key professional employees were to join an existing competitor, form a competing company or otherwise leave us, some of our clients could choose to use the services of that competitor or some other competitor instead of our services. The employment arrangements, non-competition agreements and retention agreements we have or will enter into with our managing directors and other key professional employees may not prevent our managing directors and other key professional employees from resigning from practice or competing against us. In addition, these arrangements and agreements have a limited duration and will expire after a certain period of time. We continue to be subject to intense competition in the financial services industry regarding the recruitment and retention of key professionals, and have experienced departures from and added to our professional ranks as a result. Changes to our employee compensation arrangements, such as changes to the composition between cash and deferred compensation, may result in increased compensation and benefits expense in a particular year. Our compensation levels, results of operations and financial position may be significantly affected by many factors, including general economic and market conditions, our operating and financial performance, staffing levels and competitive pay conditions.

Difficult market conditions can adversely affect our business in many ways, including by reducing the volume of the transactions involving our Financial Advisory business and reducing the value or performance of the assets we manage in our Asset Management business, which, in each case, could materially reduce our revenue or income and adversely affect our financial position.

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. The financial environment in the U.S. and globally has been volatile during the last several years and challenging market conditions have persisted. Unfavorable economic and market conditions can adversely affect our financial performance in both the Financial Advisory and Asset Management businesses, as demonstrated in the past several years.

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

Within our Financial Advisory business, we have typically seen that, during periods of economic strength and growth, our Mergers and Acquisitions practice historically has been more active and our Restructuring practice has been less active. Conversely, during periods of economic weakness and slowdown, we typically have seen that our Restructuring practice has been more active and our Mergers and Acquisitions practice has been less active. As a result, our revenue from our Restructuring practice has tended to correlate negatively to our revenue from our Mergers and Acquisitions practice over the course of business cycles. These trends are cyclical in nature and subject to periodic reversal. However, these trends do not cancel out the impact of economic conditions in our Financial Advisory business, which may be adversely affected by a downturn in economic conditions leading to decreased Mergers and Acquisitions practice activity, notwithstanding improvements in our Restructuring practice. Moreover, revenue improvements in our Mergers and Acquisitions practice in strong economic conditions could be offset in whole or in part by any related revenue declines in our Restructuring practice. While we generally have experienced a counter-cyclical relationship between our Mergers and Acquisitions practice and our Restructuring practice, this relationship may not continue in the future.

Our Asset Management business also would be expected to generate lower revenue in a market or general economic downturn. Under our Asset Management business’ arrangements, investment advisory fees we receive typically are based on the market value of AUM. Accordingly, a decline in the prices of securities, such as that which occurred on a global basis in 2008, would be expected to cause our revenue and income to decline by:

•	causing the value of our AUM to decrease, which would result in lower investment advisory fees,

•	causing some of our clients to withdraw funds from our Asset Management business due to the uncertainty or volatility in the market, which would also result in lower investment advisory fees,

•

causing some of our clients or prospective clients to hesitate in allocating assets to our Asset Management business due to the uncertainty or volatility in the market, which would also result in lower investment advisory fees,

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

We historically have earned a substantial portion of our revenue from advisory fees paid to us by our Financial Advisory clients, which fees usually are payable upon the successful completion of a particular transaction or restructuring. For example, for the year ended December 31, 2009, Financial Advisory services accounted for approximately 65% of our consolidated net revenue. We expect that we will continue to rely on Financial Advisory fees for a substantial portion of our revenue for the foreseeable future, and a decline in our advisory engagements or the market for advisory services would adversely affect our business, financial condition and results of operations.

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

In many cases, we are paid for advisory engagements only upon the successful consummation of the underlying merger or acquisition transaction or restructuring. As a result, our Financial Advisory business is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, a client could delay or terminate an acquisition transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board of directors or stockholder approval, failure to secure necessary financing, adverse market conditions or because the target’s business is experiencing unexpected operating or financial problems. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness, for example, due to a failure to reach agreement with its principal creditors. In addition, a bankruptcy court may deny our right to collect a “success” or “completion” fee. In these circumstances, other than in engagements where we receive monthly retainers, we often do not receive any advisory fees other than the reimbursement of certain expenses despite the fact that we devote resources to these transactions. Accordingly, the failure of one or more transactions to close either as anticipated or at all could materially adversely affect our business, financial condition or results of operations. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

If the number of debt defaults, bankruptcies or other factors affecting demand for our Restructuring services declines, or we lose business to certain new entrants to the restructuring advisory practice who are no longer precluded from offering such services due to changes to the U.S. Bankruptcy Code, our Restructuring practice’s revenue could suffer.

We provide various restructuring and restructuring-related advice to companies in financial distress or to their creditors or other stakeholders. Historically, the fees from restructuring related services have been a significant part of our Financial Advisory revenue. A number of factors could affect demand for these advisory services, including improving general economic conditions, the availability and cost of debt and equity financing and changes to laws, rules and regulations, including deregulation or privatization of particular industries and those that protect creditors.

Section 327 of the U.S. Bankruptcy Code requires that “disinterested persons” be employed in a restructuring. The definition of “disinterested persons” has been modified. As previously in effect, certain of our competitors were disqualified from being employed in restructurings as a result of their status as an underwriter of securities. This basis for disqualification, however, no longer applies. Historically, we were not often disqualified from obtaining a role in a restructuring because we have not been a significant underwriter of securities. The change of the “disinterested persons” definition allows for more financial services firms to compete for restructuring engagements and make recruiting and retaining of professionals more difficult. If our competitors succeed in being retained in new restructuring engagements or in hiring our restructuring professionals, our Restructuring practice, and thereby our results of operations, could be materially adversely affected.

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

Even when securities prices are rising generally, performance can be affected by investment style. Many of the equity investment strategies in our Asset Management business share a common investment orientation towards fundamental security selection. We believe this style tends to outperform the market in some market environments and underperform it in others. In particular, a prolonged growth environment may cause certain investment strategies to go out of favor with some clients, advisers, consultants or third-party intermediaries. In combination with poor performance relative to peers, changes in personnel, extensive periods in particular market environments or other difficulties, this may result in significant client or asset departures or a reduction in AUM.

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

We intend to expand our participation in alternative investment activities through investments in new and successor funds, and we may exercise our option under the business alliance agreement between Lazard Group and LFCM Holdings to acquire the alternative investment business and related principal investments from LFCM Holdings in North America (see Note 10 of Notes to Consolidated Financial Statements for a description of the CP II MgmtCo Spin-Off, the exercise of the option to acquire the European fund management activities of Lazard Alternative Investments Holdings LLC and related transactions, including the February 2009 amendment to the business alliance agreement to remove certain restrictions on the Company engaging in private equity businesses in North America). In addition, during July 2009, the Company established a private equity business with Edgewater.

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

We invest capital in corporate and non-U.S. government debt securities in conjunction with the commercial banking activities of LFB and in equities in order to seed LAM equity and alternative investment funds, and for general corporate purposes. Such investments are subject to market fluctuations due to changes in the market prices of securities, interest rates or other market factors, such as liquidity. These investments are adjusted for accounting purposes to fair market value at the end of each quarter regardless of our intended holding period and, to the extent the related gains or losses are not reflected in “accumulated other comprehensive income (loss), net of tax” (“AOCI”), such gains or losses will affect our revenue and therefore may increase the volatility of our earnings, even though such gains or losses may not be realized. Furthermore, any unrealized losses reflected in AOCI that are deemed other than temporary would be reclassified into earnings.

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

We face increased competition due to a trend toward consolidation. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. This trend was amplified in connection with the unprecedented disruption and volatility in the financial markets during the past several years and, as a result, a number of financial services companies have merged, been acquired or have fundamentally changed their respective business models. Many of these firms have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking, including financial advisory services, with commercial banking, insurance and other financial services in an effort to gain market share, which could result in pricing pressure in our businesses.

An inability to access the debt and equity capital markets as a result of our debt obligations, credit ratings or other factors could impair our liquidity, increase our borrowing costs or otherwise adversely affect our competitive position or results of operations.

As of December 31, 2009, Lazard Group and its subsidiaries had approximately $1.3 billion in debt (including capital lease obligations) outstanding, of which $539 million and $548 million relate to Lazard Group senior notes that mature in 2015 and 2017, respectively. This debt has certain mandated payment obligations, which may constrain our ability to operate our business. In addition, in the future we may need to incur debt or issue equity in order to fund our working capital requirements or refinance existing indebtedness, as well as to make acquisitions and other investments. The amount of our debt obligations may impair our ability to raise debt or issue equity for financing purposes. Our access to funds also may be impaired if regulatory authorities take significant action against us, or if we discover that any of our employees had engaged in serious unauthorized or illegal activity. In addition, our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. These ratings are assigned by rating agencies, which may reduce or withdraw their ratings or place us on “credit watch” with negative implications at any time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may pursue acquisitions or joint ventures that could present unforeseen integration obstacles or costs.

We routinely assess our strategic position and may in the future seek acquisitions or other transactions to further enhance our competitive position. We have in the past pursued joint ventures and other transactions aimed at expanding the geography and scope of our operations. During 2007, we acquired all of the outstanding ownership interests of GAHL and CWC, we entered into a joint cooperation agreement with Raiffeisen and we entered into a shareholders agreement to acquire a 50% interest in MBA, with this transaction closing on January 31, 2008. During 2008, Lazard Group formed a strategic partnership with Apollo for private equity investments in Europe. During 2009, we established a private equity business with Edgewater. We expect to continue to explore acquisitions and partnership or strategic alliance opportunities that we believe to be attractive.

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

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry generally, and we run the risk that employee misconduct could occur in our business as well. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. Our Financial Advisory business often requires that we deal with client confidences of great significance to our clients, improper use of which may harm our clients or our relationships with our clients. Any breach of our clients’ confidences as a result of employee misconduct may impair our ability to attract and retain Financial Advisory clients and may subject us to liability. Similarly, in our Asset Management business, we have authority over client assets, and we may, from time to time, have custody of such assets. In addition, we often have discretion to trade client assets on the client’s behalf and must do so acting in the best interests of the client. As a result, we are subject to a number of obligations and standards, and the violation of those obligations or standards may adversely affect our clients and us. It is difficult to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases.

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

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing. These risks have increased as a result of the extreme turmoil and volatility that the global financial markets generally, and financial institutions in particular, have experienced over the past several years. Our Financial Advisory activities may subject us to the risk of significant legal actions by our clients and third parties, including our clients’ stockholders, under securities or other laws for allegations relating to materially false or misleading statements made in connection with securities and other transactions and potential liability for the fairness opinions and other advice provided to participants in corporate transactions. In our Asset Management business, we make investment decisions on behalf of our clients which could result in substantial losses. This also may subject us to the risk of legal actions alleging negligence, misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Our engagements typically include broad indemnities from our clients and provisions designed to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be adhered to in all cases. We also are subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things. These risks often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. As a result, we may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business.

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

Particularly in our Asset Management business, we rely heavily on our financial, accounting, trading, compliance and other data processing systems, and those of our third party vendors or service providers who support these functions. We expect that we will need to review whether to continue to upgrade and expand the capabilities of these systems in the future to avoid disruption of, or constraints on, our operations. However, if any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. The inability of our systems (or those of our vendors or service providers) to accommodate an increasing volume of transactions also could constrain our ability to expand our businesses.

Extensive regulation of our businesses limits our activities and results in ongoing exposure to the potential for significant penalties, including fines or limitations on our ability to conduct our businesses.

The financial services industry is subject to extensive regulation. We are subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer from registration or membership. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us and are not designed to protect our stockholders. Consequently, these regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements.

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

Over the last several years, global financial markets have experienced extraordinary disruption and volatility. As a result, certain financial institutions around the world have failed and others have been forced to seek acquisition partners. It is possible that the U.S. and other governments may take further actions in response to this situation, including expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect of any such expanded or new standards, requirements and rules is uncertain and could have adverse consequences to our business and results of operations. For example, on December 11, 2009, the U.S. House of Representatives passed the 2009 Act. The 2009 Act is currently pending in the U.S. Senate. We are not able to predict what action or changes, if any, will result from the Senate’s consideration of the 2009 Act. We currently are in the process of examining the impact of the 2009 Act on us, but, given the uncertainty of possible changes to the 2009 Act, we are not able to predict the ultimate effect on us.

The regulatory environment in which our clients operate may also impact our business. For example, changes in antitrust laws or the enforcement of antitrust laws could affect the level of M&A activity and changes in state laws may limit investment activities of state pension plans.

For asset management businesses in general, there have been a number of highly publicized cases involving fraud or other misconduct by employees of asset management firms, as well as industry-wide regulatory inquiries. These cases and inquiries have resulted in increased scrutiny in the industry and may result in new rules and regulations for mutual funds, hedge funds and their investment managers. This regulatory scrutiny and these rulemaking initiatives may result in an increase in operational and compliance costs or the risk of assessment of significant fines or penalties against our Asset Management business, and may otherwise limit our ability to engage in certain activities.

Financial services firms are subject to numerous conflicts of interest or perceived conflicts. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seek to review and update our policies, controls and procedures. However, these policies and procedures may result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation.

Specific regulatory changes also may have a direct impact on the revenue of our Asset Management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. For example, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, is periodically reexamined and may in the future be limited or modified. Although a substantial portion of the research relied on by our Asset Management business in the investment decision-making process is generated internally by our investment analysts, external research, including external research paid for with soft dollars, is important to the process. This external research generally is used for information gathering or verification purposes, and includes broker-provided research, as well as third-party provided databases and research services. For the year ended December 31, 2009, our Asset Management business obtained research and other services through third-party soft dollar arrangements, the total cost of which we estimate to be approximately $19 million. If the use of soft dollars is limited, we may have to bear some of these costs. In addition, new regulations regarding the management of hedge funds and the use of certain investment products may impact our Asset Management business and result in increased costs. For example, many regulators around the world adopted restrictions or prohibitions on the short selling of certain securities and requirements to report short positions and transactions. In addition, legislators around the world are exploring regulatory changes and additional oversight of the financial industry generally. The impact of these proposed changes on the Company are uncertain. These regulatory changes and other proposed or potential changes may result in a reduction of revenue associated with our Asset Management business.

See “Business—Regulation” for a further discussion of the regulatory environment in which we conduct our businesses.

Fluctuations in foreign currency exchange rates could reduce our stockholders’ equity and net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM.

We are exposed to fluctuations in foreign currencies. Our financial statements are denominated in U.S. dollars and, for the year ended December 31, 2009, we received approximately 47% of our consolidated net revenue in other currencies, predominantly in euros and British pounds. In addition, we pay a significant amount of our expenses in such other currencies. The exchange rates of these currencies versus the U.S. dollar affects the carrying value of our assets and liabilities as well as our net income. We do not generally hedge such foreign currency exchange rate exposure arising in our subsidiaries outside of the U.S. Fluctuations in foreign currency exchange rates may also make period to period comparisons of our results of operations difficult.

Foreign currency fluctuations also can impact the portfolios of our Asset Management clients. Client portfolios are invested in securities across the globe, although most portfolios are in a single base currency. Foreign currency fluctuations can adversely impact investment performance for a client’s portfolio. In addition, foreign currency fluctuations may affect the levels of our AUM. As our AUM include significant assets that are denominated in currencies other than U.S. dollars, an increase in the value of the U.S. dollar relative to non-U.S. currencies may result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S. dollar-denominated revenue in our Asset Management business. While this risk may be limited by foreign currency hedging, some risks cannot be hedged and our hedging activity may not be successful. Poor performance may result in decreased AUM, including as a result of withdrawal of client assets or a decrease in new assets being raised in the relevant product.

See Note 16 of Notes to Consolidated Financial Statements for additional information regarding the impact on stockholders’ equity from currency translation adjustments.

Our only material asset is our indirect interest in Lazard Group, and, accordingly, we are dependent upon distributions from Lazard Group to pay dividends and taxes and other expenses.

Lazard Ltd is a holding company and, as of December 31, 2009, had no material assets other than the indirect ownership of approximately 74.5% of the common membership interests in Lazard Group and indirect control of both of the managing members of Lazard Group. Lazard Ltd controls Lazard Group through this managing member position. We have no independent means of generating significant revenue. Our wholly-owned subsidiaries incur income taxes on their proportionate share of any net taxable income of Lazard Group in their respective tax jurisdictions. We intend to continue to cause Lazard Group to make distributions to its members, including our wholly-owned subsidiaries, in an amount sufficient to cover all applicable taxes payable by us and dividends, if any, declared by us. To the extent that our subsidiaries need funds to pay taxes on their share of Lazard Group’s net taxable income, or if Lazard Ltd needs funds for any other purpose, and Lazard Group is restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our business, financial condition or results of operations.

Lazard Group is a holding company and therefore depends on its subsidiaries to make distributions to Lazard Group to enable it to service its obligations under its indebtedness.

Lazard Group depends on its subsidiaries, which conduct the operations of the businesses, for dividends and other payments to generate the funds necessary to meet its financial obligations, including payments of principal and interest on its indebtedness. However, none of Lazard Group’s subsidiaries is obligated to make funds available to it for servicing such financial obligations. In addition, legal and contractual restrictions in agreements governing current and future indebtedness, as well as financial conditions, minimum regulatory net capital and similar requirements and operating requirements of Lazard Group’s subsidiaries, currently limit and may, in the future, limit Lazard Group’s ability to obtain cash from its subsidiaries. The earnings from, or other available assets of, Lazard Group’s subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable Lazard Group to make payments with respect to its financial obligations when such payments are due. In addition, even if such earnings were sufficient, the agreements governing the current and future indebtedness of Lazard Group’s subsidiaries and regulatory requirements with respect to our broker-dealer and other regulated subsidiaries may not permit such subsidiaries to provide Lazard Group with sufficient dividends, distributions or loans to fund its financial obligations, when due.

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

Our effective tax rate is based upon our non-U.S. subsidiaries qualifying for treaty benefits. The eligibility of our non-U.S. subsidiaries for treaty benefits generally depends upon, among other things, at least 50% of the principal class of shares in such subsidiaries being “ultimately owned” by U.S. citizens and persons that are “qualified residents” for purposes of the treaty. It is possible that this requirement may not be met, and even if it is met, we may not be able to document that fact to the satisfaction of the U.S. Internal Revenue Service (“IRS”). If our non-U.S. subsidiaries are not treated as eligible for treaty benefits, such subsidiaries will be subject to additional U.S. taxes, including “branch profits tax” on their “effectively connected earnings and profits” (as determined for U.S. federal income tax purposes) at a rate of 30% rather than a treaty rate of 5%.

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

Outcome of future U.S. tax legislation is unknown at the present time.

On February 1, 2010, the fiscal year 2011 U.S. federal budget was released. The budget included various provisions, including provisions that would (i) limit the deduction of certain related party interest; (ii) defer the deduction of interest attributable to non-U.S. source income of foreign subsidiaries; and (iii) repeal the current law’s exemption from withholding tax for interest and dividends paid by certain domestic companies. Each of these provisions would be effective only for taxable years beginning after December 31, 2010. Certain aspects of these budget provisions may adversely impact Lazard’s tax rate. However, at this point in time we are unable to predict the ultimate outcome of the budget process.

Our subsidiaries will be required to pay LFCM Holdings most of the benefit relating to any additional tax depreciation or amortization deductions our subsidiaries may claim as a result of the tax basis step-up our subsidiaries receive in connection with the equity public offering and related transactions.

In connection with our secondary offerings in December 2006, September 2008, June 2009 and September 2009, LAZ-MD Holdings exchangeable interests were, in effect, partially exchanged for shares of our common stock. Additional exchanges are scheduled to take place in the future. The redemption and the exchanges may result in increases in the tax basis of the tangible and intangible assets of Lazard Group attributable to our subsidiaries’ interest in Lazard Group that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that our subsidiaries would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

Our subsidiaries entered into a tax receivable agreement with LFCM Holdings that provides for the payment by our subsidiaries to LFCM Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. We expect to benefit from the remaining 15% of cash savings realized. Our subsidiaries have the right to terminate the tax receivable agreement at any time for an amount based on an agreed value of certain payments remaining to be made under the tax receivable agreement at such time. While the actual amount and timing of any payments under this agreement will vary depending upon a number of factors, including the timing of exchanges, the extent to which such exchanges are taxable, the allocation of the step-up among the Lazard Group assets, and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of Lazard Group attributable to our subsidiaries’ interest in Lazard Group, during the 24-year term of the tax receivable agreement, the payments that our subsidiaries may make to LFCM Holdings could be substantial. If the LAZ-MD Holdings exchangeable interests had been effectively exchanged in a taxable transaction for common stock at the close of business on December 31, 2009, the aggregate increase in tax basis attributable to our subsidiaries’ interest in Lazard Group would have been approximately $3.2 billion (based on the then closing price per share of our common stock on the NYSE of $37.97), including the increase in tax basis associated with the redemption and recapitalization. The potential future increase in tax basis will depend on the Lazard common stock price at the time of exchange. The cash savings that our subsidiaries would actually realize as a result of this increase in tax basis likely would be significantly less than this amount multiplied by our effective tax rate due to a number of factors, including sufficient taxable income to absorb the increase in tax basis, the allocation of the increase in tax basis to foreign or non-amortizable assets, the impact of the increase in the tax basis on our ability to use foreign tax credits and the rules relating to the amortization of intangible assets. Our ability to achieve benefits from any such increase, and the payments to be made under this agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.

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

LAZ-MD Holdings holds Lazard Ltd’s Class B common stock representing approximately 25.5% of the voting power of all shares of Lazard Ltd’s voting stock. Pursuant to the LAZ-MD Holdings stockholders’ agreement, the members of LAZ-MD Holdings are individually entitled to direct LAZ-MD Holdings how to vote their proportionate interest in Lazard Ltd’s Class B common stock on an as-if-exchanged basis. The voting power associated with the Class B common stock is intended to mirror the members’ indirect economic interest in Lazard Group. Through the LAZ-MD Holdings stockholders’ agreement, the members currently are able to exercise significant influence over all matters requiring Lazard Ltd stockholder approval, including the election of all directors and approval of significant corporate transactions, and other matters affecting the members. This voting power may have the effect of delaying or preventing a change in control of Lazard Ltd.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding the Company’s internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2009. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could have a material adverse effect on our business.

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

We currently have a number of ongoing obligations in respect of which, pursuant to the master separation agreement and other ancillary agreements, LFCM Holdings is providing certain indemnities. For example, we entered into an arrangement with LFCM Holdings relating to the costs of excess space in the U.K. LFCM Holdings will pay to Lazard Group $25 million in the aggregate, of which $23.8 million was due and paid through December 31, 2009.

In addition, Lazard Group generally will indemnify LFCM Holdings and LAZ-MD Holdings for liabilities related to Lazard Group’s businesses and Lazard Group will indemnify LFCM Holdings and LAZ-MD Holdings for losses that they incur to the extent arising out of, or relating to, Lazard Group’s or Lazard Ltd’s breach of the master separation agreement. Several of the ancillary agreements that Lazard Group entered into together with the master separation agreement also provide for separate indemnification arrangements. For example, under the administrative services agreement, Lazard Group provides a range of services to LFCM Holdings, including information technology, general office and building services and financing and accounting services, and LFCM Holdings will generally indemnify Lazard Group for liabilities that Lazard Group incurs arising from the provision of these services absent Lazard Group’s intentional misconduct. Lazard Group may face claims for indemnification from LFCM Holdings and LAZ-MD Holdings under these provisions regarding matters for which Lazard Group has agreed to indemnify them. If these liabilities are significant, Lazard Group may be required to make substantial payments, which could materially adversely affect our results of operations. Also, in connection with the CP II MgmtCo Spin-Off (as defined in Note 10 of Notes to Consolidated Financial Statements), the subsidiary of LFCM Holdings that manages Corporate Partners II Limited (“CP II MgmtCo”) has generally agreed to indemnify us against certain losses related to Corporate Partners Limited II that arise after the date of closing of the CP II MgmtCo Spin-Off. However, should persons seek to hold us responsible for liabilities assumed by CP II MgmtCo, we may not be able to recover any or all of the amount of our losses from CP II MgmtCo if CP II MgmtCo is financially unable to perform under its indemnification obligations.

We have potential conflicts of interest with LAZ-MD Holdings and LFCM Holdings, and LAZ-MD Holdings and LFCM Holdings could each act in a way that favors its interests to our detriment.

As of December 31, 2009, LAZ-MD Holdings held approximately 25.5% of Lazard Ltd’s voting power through Lazard Ltd’s single share of Class B common stock and 25.5% of the outstanding Lazard Group common membership interests. In addition, LAZ-MD Holdings’ board of directors is composed of 4 individuals, all of whom are managing directors or officers of Lazard Ltd or its affiliates. Lazard Group’s board of directors and executive officers are the same as those of Lazard Ltd. The voting and equity ownership of LAZ-MD Holdings and its members, and the service of officers and managing directors of our company as directors of LAZ-MD Holdings, could create conflicts of interest when LAZ-MD Holdings and those directors and officers are faced with decisions that could have different implications for LAZ-MD Holdings and us, including potential acquisitions of businesses, the issuance or disposition of securities by us, the election of new or additional directors of Lazard Ltd, the payment of dividends by Lazard Ltd and Lazard Group, our relationship with LFCM Holdings and other matters. We also expect that LAZ-MD Holdings will manage its ownership of us so that it will not be deemed to be an investment company under the Investment Company Act. This may result in conflicts with us, including those relating to acquisitions or offerings by us involving issuances of Lazard Ltd’s Class A common stock or securities convertible or exchangeable into shares of Lazard Ltd’s Class A common stock that would dilute LAZ-MD Holdings’ voting power in Lazard Ltd.

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

Pursuant to the LAZ-MD Holdings amended and restated stockholders’ agreement, LAZ-MD Holdings will vote the single share of Lazard Ltd Class B common stock, which, as of December 31, 2009, represented approximately 25.5% of Lazard Ltd’s voting power, as directed by its individual members who are party to that agreement. These same persons generally own and control LFCM Holdings, which holds the separated businesses. In addition, several employees of Lazard provide services to LFCM Holdings. Conflicts of interest may arise between LFCM Holdings and us in a number of areas relating to our past and ongoing relationships, including:

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties outlined in “Risk Factors,” including the following:

•	a continued decline or further deterioration in general economic conditions or the global financial markets,

•	losses caused by financial or other problems experienced by third parties,

•	losses due to unidentified or unanticipated risks,

•	a lack of liquidity, i.e., ready access to funds, for use in our businesses, and

•	competitive pressure on our businesses and on our ability to retain our employees.

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

•

expectations with respect to the economy, securities markets, the market for mergers, acquisitions, strategic advisory and restructuring activity, the market for asset management activity and other industry trends,

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

The following table lists the properties used for the entire Lazard organization as of December 31, 2009, including properties used by the separated businesses. As a general matter, one or both of our Financial Advisory and Asset Management segments (as well as our Corporate segment) uses the following properties. We license and sublease to LFCM Holdings certain office space, including office space that is used by the separated businesses. This includes subleasing or licensing approximately 34,280 square feet in New York City located at 30 Rockefeller Plaza to LFCM Holdings. Additionally, our New York, London and other offices sublease 37,202, 55,676 and 16,203 square feet, respectively, to third parties. We remain fully liable for the subleased space to the extent LFCM Holdings, or the third parties, fail to perform their obligations under the subleases for any reason. In addition, LFCM Holdings entered into indemnity arrangements in relation to excess space and abandoned former premises in London.

Location	Square Footage	Principal Offices
New York	380,354 square feet of leased space	Key office located at 30 Rockefeller Plaza, New York, New York 10020.
Other North America	151,951 square feet of leased space	Atlanta, Boston, Charlotte, Chicago, Houston, Los Angeles, Minneapolis, Montreal, San Francisco and Washington D.C.
Paris	170,644 square feet of owned and leased space	Key office located at 121 Boulevard Haussmann, 75008 Paris.
London	86,695 square feet of leased space	Key office located at 50 Stratton Street, London W1J 8LL.
Other Europe	119,356 square feet of leased space	Amsterdam, Bordeaux, Brussels, Frankfurt, Hamburg, Lyon, Madrid, Milan, Stockholm and Zurich.
Asia, Australia and Other	68,423 square feet of leased space	Beijing, Dubai City, Hong Kong, Melbourne, Mumbai, Seoul, Singapore, Sydney and Tokyo.

We believe that we currently maintain sufficient space to meet our anticipated needs.

Item 3.	Legal Proceedings

The Company’s businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. The Company is involved from time to time in a number of judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses, including proceedings initiated by former employees alleging wrongful termination. The Company reviews such matters on a case-by-case basis and establishes any required reserves if a loss is probable and the amount of such loss can be reasonably estimated. Management believes, based on currently available information, that the results of such matters, in the aggregate, will not have a material adverse effect on the Company’s financial condition but might be material to the Company’s operating results or cash flows for any particular period, depending upon the operating results for such period.

Item 4.	[Reserved]

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The New York Stock Exchange under the symbol “LAZ.” There is no publicly traded market for our Class B common stock, which is held by LAZ-MD Holdings. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our Class A common stock, as reported in the consolidated transaction reporting system, and the quarterly dividends declared during 2009 and 2008.

Price Range of Our Common Stock

	Sales Price		Dividends per Share of Common Stock
	High	Low
2009
Fourth quarter	$44.62	$34.66	$0.125
Third quarter	$42.70	$25.79	$0.125
Second quarter	$34.10	$25.20	$0.10
First quarter	$31.94	$20.55	$0.10

2008
Fourth quarter	$44.29	$19.17	$0.10
Third quarter	$50.00	$30.96	$0.10
Second quarter	$41.85	$32.84	$0.10
First quarter	$43.58	$29.00	$0.10

As of February 12, 2010, there were approximately 44 holders of record of our Class A common stock. This does not include the number of shareholders that hold shares in “street-name” through banks or broker-dealers.

On February 12, 2010, the last reported sales price for our Class A common stock on the New York Stock Exchange was $35.92 per share.

On January 27, 2010, the Board of Directors of Lazard Ltd declared a quarterly dividend of $0.125 per share on its Class A common stock, payable on February 26, 2010 to stockholders of record on February 8, 2010.

Share Repurchases in the Fourth Quarter of 2009

During the fourth quarter of 2009 there were no repurchases of Lazard’s Class A common stock or Lazard Group common membership interests. As disclosed in more detail in Note 16 of Notes to Consolidated Financial Statements, from the inception of our share repurchase program in February 2006, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, the repurchase of up to $500 million in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2009. On December 31, 2009, such share repurchase authorization expired. On January 27, 2010, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, a new share repurchase program for the repurchase of up to $200 million in aggregate cost of its Class A common stock and Lazard Group common membership interest through December 31, 2011. The share repurchase program will be used primarily to offset a portion of the shares to be issued under Lazard Ltd’s 2005 Plan and the 2008 Plan. Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions.

Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”

Other Matters

On November 5, 2009, Lazard Ltd issued 10,262 shares of Class A common stock in reliance on Section 4(2) of the Securities Act of 1933 in connection with exchanges of 10,262 common membership interests of Lazard Group held by certain members of LAZ-MD Holdings as provided in the Master Separation Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings and other related documents.

Item 6.	Selected Financial Data

The following table sets forth the selected consolidated financial data for the Company for all periods presented. The results of operations for certain businesses that the Company no longer owns are reported as discontinued operations.

The results of operations for the period prior to May 10, 2005, the date of the equity public offering, do not reflect what our results of operations would have been had we been a stand-alone, public company. In addition, the results of operations for the period prior to May 10, 2005 are not comparable to results of operations for subsequent periods. Specifically, for the period prior to May 10, 2005, the results of operations do not give effect to the following matters:

•

Payment for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as net income attributable to noncontrolling interests, rather than as compensation and benefits expense. As a result, prior to May 10, 2005, Lazard Group’s operating income did not reflect payments for services rendered by its managing directors. For periods subsequent to the consummation of the equity public offering, all payments for services rendered by our managing directors and distributions to holders of profit participation interests (“profit participation members”) in Lazard Group are included within the consolidated statements of operations in compensation and benefits expense.

•

U.S. corporate federal income taxes, since Lazard Group had operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income had not been subject to U.S. federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Outside the U.S., Lazard Group historically had operated principally through subsidiary corporations and had been subject to local income taxes. Accordingly, prior to May 10, 2005, income taxes reflected within Lazard Group’s results of operations are attributable to taxes incurred in non-U.S. entities and to New York City Unincorporated Business Tax (“UBT”) attributable to Lazard Group’s operations apportioned to New York City. For periods subsequent to the equity public offering, the consolidated statements of operations of Lazard Ltd include U.S. corporate federal income taxes on its allocable share of the results of operations of Lazard Group, giving effect to the post-equity public offering structure.

•

Net income attributable to noncontrolling interests relating to LAZ-MD Holdings’ ownership interest of Lazard Group’s common membership interests since May 10, 2005. Prior to May 10, 2005, Lazard Ltd had no ownership interest in Lazard Group and all net income was attributable to the then members of Lazard Group. Commencing May 10, 2005, net income attributable to noncontrolling interests includes LAZ-MD Holdings’ ownership interest of Lazard Group’s common membership interests.

•	The use of proceeds from the financing transactions.

•	The net incremental interest expense related to the financing transactions.

The consolidated statements of financial condition and operations data as of and for each of the years in the five-year period ended December 31, 2009 have been derived, as applicable, from Lazard Ltd’s and Lazard

Group’s consolidated financial statements. The audited consolidated statements of financial condition as of December 31, 2009 and 2008 and consolidated statements of operations for each of the years in the three year period ended December 31, 2009 are included elsewhere in this Form 10-K. The audited consolidated statements of financial condition as of December 31, 2007, 2006 and 2005, and consolidated statements of operations for the years ended December 31, 2006 and 2005, are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and related notes included elsewhere in this Form 10-K.

Selected Consolidated Financial Data

	As Of Or For The Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands of dollars, except per share amounts)
Consolidated Statements of Operations Data
Net Revenue:
Financial Advisory (a)	$986,820	$1,022,913	$1,240,177	$973,337	$864,812
Asset Management (b)	601,652	614,781	724,751	553,212	466,188
Corporate (c)	(57,954)	(80,487)	(47,239)	(32,994)	(29,558)

Net Revenue	1,530,518	1,557,207	1,917,689	1,493,555	1,301,442 (d)

Compensation and Benefits (e)(f)	1,309,240	1,128,253	1,123,068	891,421	698,683
Other Operating Expenses (g)	403,512	403,814	376,326	274,925	260,397

Total Operating Expenses	1,712,752	1,532,067	1,499,394	1,166,346	959,080

Operating Income (Loss) from Continuing Operations	$(182,234)	$25,140	$418,295	$327,209	$342,362

Income (Loss) from Continuing Operations (e)	$(188,245)	$(239)	$337,679	$258,397	$283,377

Net Income (Loss) Attributable to Lazard Ltd (Net Income Allocable to Members of Lazard Group prior to May 10, 2005)	$(130,242)	$3,138	$155,042	$92,985	$143,486

Net Income (Loss) Per Share of Class A Common Stock (h):
Basic	$(1.68)	$0.06	$3.04	$2.42	$1.45
Diluted	$(1.68)	$0.06	$2.79	$2.31	$1.45
Dividends Declared Per Share of Class A Common Stock (h)	$0.45	$0.40	$0.36	$0.36	$0.142

Consolidated Statements of Financial Condition Data
Total Assets	$3,147,762	$2,862,931	$3,840,413	$3,208,665	$1,910,897
Total Debt (i)	$1,261,478	$1,264,575	$1,764,622	$1,308,945	$1,241,344
Total Lazard Ltd Stockholders’ Equity (Deficiency)	$355,391	$250,580	$70,339	$(240,353)	$(870,671)
Total Stockholders’ Equity (Deficiency)	$523,097	$311,752	$123,114	$(184,856)	$(758,942)
Notes (in thousands of dollars): (a) Financial Advisory net revenue consists of the following:
	For The Year Ended December 31,
	2009	2008	2007	2006	2005
M&A	$526,225	$814,660	$ 969,409	$792,537	$674,543
Financial Restructuring	376,710	119,283	127,175	70,625	103,404
Other Financial Advisory	83,885	88,970	143,593	110,175	86,865

Financial Advisory Net Revenue	$986,820	$1,022,913	$1,240,177	$973,337	$864,812

(b) Asset Management net revenue consists of the following:

	For The Year Ended December 31,
	2009	2008	2007	2006	2005
Management and Other Fees	$488,636	$568,436	$ 595,725	$450,323	$389,414
Incentive Fees	74,795	34,961	67,032	59,371	44,627
Other Income	38,221	11,384	61,994	43,518	32,147

Asset Management Net Revenue	$601,652	$614,781	$ 724,751	$553,212	$466,188

(c)	“Corporate” includes interest income (net of interest expense), including, for periods subsequent to May 10, 2005, the net incremental interest expense related to the financing transactions associated with the Company’s equity public offering on May 10, 2005, investment income from certain investments and net money market revenue earned by LFB, as well as any gains or losses from the extinguishment of debt.
(d)	The year ended December 31, 2005 includes a credit of $8,000, which represents accrued dividends on the Company’s mandatory redeemable preferred stock which was redeemed and cancelled pursuant to the redemption of membership interests of historical partners.
(e)	Excludes, as applicable, with respect to the period prior to May 10, 2005, (i) payments for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as net income attributable to noncontrolling interests, rather than as compensation and benefits expense, and (ii) U.S. corporate federal income taxes, since Lazard Group has operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes.
(f)	In 2008, includes $197,550 relating to the compensation portion of the LAM Merger charge. In 2009, includes charges of $86,514 related to the acceleration of amortization expense relating to the vesting of RSUs held by Lazard’s former Chairman and Chief Executive Officer as the result of his death in October 2009 and $60,512 related to the accelerated vesting of the then unamortized portion of previously awarded deferred cash incentive awards.
(g)	In 2008, includes $2,000 of non-compensation-related transaction costs relating to the LAM Merger. In 2009, includes restructuring expense of $62,550 related to the restructuring plan announced in the first quarter of 2009.
(h)	Data is not applicable for the period prior to May 10, 2005, the date of the Company’s equity public offering. Losses related to discontinued operations were incurred prior to May 10, 2005. Therefore such losses are borne entirely by the historical members of Lazard Group, and do not affect net income per share of Lazard Ltd.
(i)	Total debt amounts relate to the Company’s continuing operations and represents the aggregate amount reflected in the Company’s consolidated statements of financial condition relating to senior debt, capital lease obligations and subordinated debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Summary

The Company’s principal sources of revenue are derived from activities in the following business segments:

•

Financial Advisory, which includes providing general strategic and transaction-specific advice on mergers and acquisitions (“M&A”) and other strategic matters, restructurings, capital structure, capital raising and various other corporate finance matters, and

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

In June 2009, the Company formed a new wealth management subsidiary, Lazard Wealth Management LLC (“Lazard Wealth Management”). Lazard Wealth Management, which has not yet commenced operations, is expected to provide customized, investment management and financial planning services to high net worth investors in the U.S. Lazard Wealth Management expects to work with investors to construct, implement and monitor an asset allocation strategy designed to meet the individual client’s investment objectives, integrating tax planning, estate planning, philanthropic interests and legacy planning with investment and risk management services. Prior to the launch of this business, we registered Lazard Wealth Management as an investment adviser with the SEC.

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

On August 13, 2007, Lazard Group acquired Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies. On July 31, 2007, Lazard Ltd acquired Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”), an Australia-based financial advisory firm and concurrently sold such investment to Lazard Group. See Note 9 of Notes to Consolidated Financial Statements for additional information relating to the acquisitions of GAHL and CWC.

Lazard and Natixis entered into a cooperation arrangement in April 2004 (and expanded such arrangement in March 2005) to place and underwrite securities on the French equity primary capital markets and cooperate in their respective origination, syndication and placement activities. The arrangement expired during the third quarter of 2008, although it continues to be applied in accordance with its general terms pending the outcome of continuing discussions.

Lazard also has a long history of making alternative investments with its own capital, usually alongside capital of qualified institutional and individual investors. At the time of Lazard Ltd’s equity public offering and as a part of the separation, we transferred to LFCM Holdings LLC (“LFCM Holdings”) all of our alternative investment activities, except for Fonds Partenaires Gestion SA (“FPG”), our private equity business in France. Such activities transferred to LFCM Holdings represented the alternative investment activities of Lazard Alternative Investments Holdings LLC (“LAI”) and included private equity investments of Corporate Partners II Limited (“CP II”) and Lazard Senior Housing Partners LP. CP II was managed by a subsidiary of LAI until February 16, 2009. Effective February 17, 2009, ownership and control of CP II was transferred to the investment professionals who manage CP II. We also transferred to LFCM Holdings certain principal investments by Lazard Group in the funds managed by the separated businesses, subject to certain options by us to reacquire such investments, while we retained our investment in our French private equity funds. Since 2005, consistent with our obligations to LFCM Holdings, we have engaged in a number of alternative investments and private equity activities. Effective September 30, 2009, the Company sold FPG to a fund management company forming part of a group that manages investment companies and funds, in some of which Lazard could earn carried interests. The managing directors and staff conducting this activity were accordingly transferred to the buyer. The sale of FPG did not have a material impact on our financial condition or results of operations. Operating results of FPG have been included in our consolidated financial statements through the effective date of sale. See Note 10 of Notes to Consolidated Financial Statements for additional information regarding alternative investments.

We continue to explore and discuss opportunities to expand the scope of our alternative investment and private equity activities in Europe, the U.S. and elsewhere. These opportunities could include internal growth of new funds and direct investments by us, partnerships or strategic relationships, investments with third parties or acquisitions of existing funds or management companies. In that regard, on July 15, 2009, the Company established a private equity business with The Edgewater Funds (“Edgewater”), a Chicago-based private equity firm, through the acquisition of Edgewater’s management vehicles. The acquisition was structured as a purchase by Lazard of interests in a holding company that owns interests in the general partner and management company entities of the current Edgewater private equity funds (the “Edgewater Acquisition”) (see Note 9 of Notes to Consolidated Financial Statements). Also, consistent with our obligations to LFCM Holdings, we may explore discrete capital markets opportunities.

For the years ended December 31, 2009, 2008, and 2007, the Company’s consolidated net revenue was derived from the following segments:

	Year Ended December 31
	2009	2008	2007
Financial Advisory	65%	66%	64%
Asset Management	39	39	38
Corporate	(4)	(5)	(2)

Total	100%	100%	100%

Business Environment

Economic and market conditions in the U.S. and globally have been adversely impacted since early 2008 through March 2009 by factors including the contraction in worldwide credit markets and the related tightening of lending, volatility in currency and commodity markets and oil prices and write-downs within the financial sector. Global markets showed significant improvement in the last six months of 2009. Overall, these economic and market conditions adversely affected our operating performance in both our Financial Advisory and Asset Management businesses in the early part of 2009, with improvement in the second half of the year.

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

Financial Advisory

While M&A activity for the year ended December 31, 2009 decreased substantially versus the corresponding prior year for both global and trans-atlantic completed transactions and announced transactions, increased activity in restructuring resulted from a higher level of corporate debt defaults during 2009. According to Moody’s Investors Service, Inc., in the year ended December 31, 2009, a total of 266 issuers defaulted as compared to 105 in 2008. The following table sets forth industry statistics regarding the volume of M&A transactions in 2009 and 2008:

	Year Ended December 31,
	2009	2008	% Incr /(Decr)
	($ in billions)
Completed M&A Transactions:
Global	$1,710	$2,809	(39)%
Trans-Atlantic	120	266	(55)%

Announced M&A Transactions:
Global	1,040	2,288	(55)%
Trans-Atlantic	129	251	(49)%

Source:	Thomson Financial as of January 22, 2010.

While overall M&A industry statistics regarding the number and size of announced transactions declined in 2009 as compared to 2008, we believe that in the current environment we are relatively well positioned as our clients refinance, restructure and position their asset portfolios for growth. Nevertheless, we continue to remain cautious with respect to the overall economic environment and its impact on the M&A business. Generally, during such periods of unfavorable market or economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our advisory services and increasing competition among financial services companies seeking such engagements.

While we believe that the number and value of corporate defaults may decrease in 2010, we expect that our Restructuring business should continue to be very active over the next several years from the significant level of corporate defaults in 2009, as well as from advising companies during this period of volatility on matters relating to debt and financing restructuring and other on- and off-balance sheet assignments. Our Restructuring assignments normally are executed over a six- to eighteen-month period.

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

Asset Management

As shown in the table below, major global market indices at December 31, 2009 improved significantly as compared to such indices at December 31, 2008.

Percentage Change December 31, 2009 vs. 2008
MSCI World Index	27%
CAC 40	22%
DAX	24%
FTSE 100	22%
TOPIX 100	7%
MSCI Emerging Market	74%
Dow Jones Industrial Average	19%
NASDAQ	44%
S&P 500	23%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of assets under management (“AUM”). Accordingly, since market appreciation (depreciation) and foreign currency volatility impact the level of our AUM, such items will impact the level of revenues we receive from our Asset Management business. Since a substantial portion of our AUM is invested in equities, market appreciation reflected in the changes in Lazard’s AUM during the year ended December 31, 2009 generally corresponded to the changes in global market indices. While AUM at December 31, 2009 improved versus AUM at December 31, 2008, our average AUM during 2009 declined as compared to our average AUM during 2008, reflecting significant market depreciation during the second half of 2008 and first quarter of 2009. Such decrease resulted in lower management fee revenues in 2009.

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

Lazard’s Asset Management segment principally includes LAM, Lazard Frères Gestion SAS, FPG (through its disposition on September 30, 2009) and, effective July 15, 2009, Edgewater. Asset Management net revenue is derived from fees for investment management and advisory services provided to institutional and private clients. The main driver of Asset Management net revenue is the level of AUM, which is influenced by Lazard’s investment performance, its ability to successfully attract and retain assets, the broader performance of the global equity markets and, to a lesser extent, fixed income markets. As a result, fluctuations in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. Asset Management fees are generally based on the level of AUM measured as of the end of a quarter or month, and an increase or reduction in AUM at such dates, due to market price fluctuations, currency fluctuations, net client asset flows or otherwise, will result in a corresponding increase or decrease in management fees. The majority of our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In addition, as Lazard’s AUM includes significant assets that are denominated in currencies other than U.S. dollars, changes in the value of the U.S. dollar relative to foreign currencies will impact the value of Lazard’s AUM. Fees vary with the type of assets managed, with higher fees earned on equity assets, alternative investments (such as hedge funds) and private equity investments, and lower fees earned on fixed income and cash management products.

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

Corporate segment net revenue consists primarily of net interest income, including amounts earned at LFB, and investment gains and losses on the Company’s investment portfolio of LAM-managed equity funds and principal investments in equities, debt securities at LFB and alternative investment funds. Interest expense is also included in Corporate net revenue. Corporate net revenue can fluctuate due to changes in the fair value of investments classified as “trading”, and with respect to “available-for-sale”, when realized, or when a decline is determined to be other than temporary, with respect to “available-for-sale” and “held-to-maturity” investments, as well as due to changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness. Corporate net revenue also includes “equity method” investments, including, in 2009, the write-off of the Company’s investment in the Sapphire warrants (see Note 15 of Notes to Consolidated Financial Statements).

Effective July 1, 2008, as permitted by accounting principles generally accepted in the United States of America (“U.S. GAAP”), the portion of LFB’s corporate debt portfolio that had been previously designated as “trading” was re-designated to “available-for-sale.” During the years ended December 31, 2009 and 2008, the Company recorded net mark-ups and mark-downs of $29 and $(41) million, respectively, in “accumulated other comprehensive income (loss), net of tax” (“AOCI”).

Although Corporate segment net revenue during the year ended December 31, 2009 represented (4)% of Lazard’s net revenue, total assets in Corporate represented 55% of Lazard’s consolidated total assets as of December 31, 2009, principally attributable to assets associated with LFB, and, to a lesser extent, investments in LAM-managed funds, other securities and cash.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for employees and managing directors. Our compensation and benefits expense includes amortization of the relevant portion of the restricted stock unit awards (“RSUs”) under the Lazard Ltd 2005 Equity Incentive Plan (“2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”), with such amortization generally determined on a straight-line basis over the vesting periods and not on the basis of revenue recognition (see Note 17 of Notes to Consolidated Financial Statements). Our compensation expense-to-operating revenue ratio for the years ended December 31, 2009, 2008 and 2007 was 71.8%, 55.6% and 55.7%, respectively, (with such ratios excluding, in 2009, the compensation charges of approximately $87 million related to the acceleration of amortization expense relating to the vesting of RSUs held by Lazard’s former Chairman and Chief Executive Officer as a result of his death in October 2009 and approximately $61 million relating to the accelerated vesting of the unamortized portion of previously awarded deferred cash incentive awards and, in 2008, the compensation charge of approximately $197 million relating to the LAM Merger). Compensation expense in any given year is dependent on many factors, including general economic and market conditions, our operating and financial performance, staffing levels and competitive pay conditions, as well as the composition between current and deferred compensation.

Lazard’s operating expenses also include “non-compensation expense”, amortization of intangible assets related to business acquisitions and, in 2009, restructuring expense. Non-compensation expense includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services, the provision (benefit) pursuant to a tax receivable agreement with LFCM Holdings and other expenses. Amortization of intangibles related to business acquisitions are associated with the acquisitions of Edgewater, GAHL and CWC. Restructuring expense relates to the reduction of headcount in the first quarter of 2009, and includes severance and related benefits expense, the acceleration of unrecognized expense pertaining to RSUs previously granted to individuals who were terminated and certain other costs related to this initiative.

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

Noncontrolling Interests

The Company records a charge (credit) to noncontrolling interests relating to LAZ-MD Holdings’ ownership interest in Lazard Group’s net income (loss), which averaged 28%, 43% and 52% for the years ended December 31, 2009, 2008 and 2007, respectively, and amounted to $(61) million, $10 million and $177 million, respectively. Also included in noncontrolling interests in our consolidated financial statements are amounts related to Edgewater in 2009 and various LAM-related general partnership interests (“GPs”) held directly by certain of our LAM managing directors.

See Note 16 of Notes to Consolidated Financial Statements for information regarding Company’s noncontrolling interests.

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

During 2009 and 2008, the Company reported certain charges (the “2009 special items” and the “2008 special item,” respectively, and collectively, “the 2009 and 2008 special items”) that resulted in a significant adverse impact on its operating results. The impact of such special items in 2009 and 2008 on the Company’s consolidated statements of operations are described in more detail in the table below.

	Year Ended December 31, 2009				Year Ended December 31, 2008
	Restructuring (a)	RSU Acceleration (b)	Deferred Cash Acceleration (c)	Total	LAM Merger
	($ in thousands)
Compensation		$86,514	$60,512	$147,026	$197,550
Non-Compensation					2,000
Restructuring	$62,550			62,550

Operating Income (Loss)	(62,550)	(86,514)	(60,512)	(209,576)	(199,550)
Income Tax (Benefit)	(6,401)		(2,566)	(8,967)	(7,427)
Noncontrolling Interest (Benefit)	(21,075)	(22,048)	(14,767)	(57,890)	(83,495)

Net Income (Loss) Attributable to Lazard Ltd.	$(35,074)	$(64,466)	$(43,179)	$(142,719)	$(108,628)

(a)	Restructuring plan announced in the first quarter of 2009.
(b)	Acceleration of amortization expense relating to the vesting of RSUs held by Lazard’s former Chairman and Chief Executive Officer as a result of his death in October 2009.
(c)	Accelerated vesting of the unamortized portion of previously awarded deferred cash incentive awards (no portion of which relates to Lazard’s former Chairman and Chief Executive Officer).

A discussion of the Company’s consolidated results of operations for the years ended December 31, 2009, 2008 and 2007 is set forth below, followed by a more detailed discussion of business segment results. For comparability purposes in the discussion that follows, the 2009 and 2008 results are shown in tables below, as applicable, on both an “as reported” U.S. GAAP and “excluding special items” non-U.S. GAAP basis.

	Year Ended December 31,
	2009			2008			2007
	U.S. GAAP As Reported	Impact of Special Items (a)	Non-U.S. GAAP Excluding Special Items (b)	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)	U.S. GAAP As Reported
	($ in thousands)
Net Revenue	$1,530,518		$1,530,518	$1,557,207		$1,557,207	$1,917,689

Operating Expenses:
Compensation and benefits	1,309,240	$147,026	$1,162,214	1,128,253	$197,550	930,703	1,123,068
Non-compensation expense	335,972		335,972	399,218	2,000	397,218	354,803
Amortization of intangible assets related to acquisitions	4,990		4,990	4,596		4,596	21,523
Restructuring	62,550	62,550	—	—		—	—

Total operating expenses	1,712,752	209,576	1,503,176	1,532,067	199,550	1,332,517	1,499,394

Operating Income (Loss)	(182,234)	(209,576)	27,342	25,140	(199,550)	224,690	418,295
Provision (benefit) for income taxes	6,011	(8,967)	14,978	25,379	(7,427)	32,806	80,616

Net Income (Loss)	(188,245)	(200,609)	12,364	(239)	(192,123)	191,884	337,679
Less – Net Income (Loss) Attributable to Noncontrolling Interests	(58,003)	(57,890)	(113)	(3,377)	(83,495)	80,118	182,637

Net Income (Loss) Attributable to Lazard Ltd	$(130,242)	$(142,719)	$12,477	$3,138	$(108,628)	$111,766	$155,042

As a % of Net Revenue:
Operating Income (Loss)	(12)%		2%	2%		14%	22%

(a)	Represents charges related to the 2009 and 2008 special items. See Notes 8, 17, 19 and 24 of Notes to Consolidated Financial Statements.
(b)	A non-U.S. GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.

The table below describes the components of operating revenue, a non-U.S. GAAP measure used by the Company to manage total compensation and benefits expense to managing directors and employees. Management believes operating revenue provides the most meaningful basis for comparison between present, historical and future periods.

	Year Ended December 31,
	2009	2008	2007
	($ in thousands)
Operating revenue
Total revenue	$1,638,408	$1,697,106	$2,054,799
Add (deduct):
LFB interest expense (a)	(13,815)	(35,358)	(34,827)
Revenue related to noncontrolling interests (b)	(6,965)	13,348	(5,135)

Operating revenue	$1,617,628	$1,675,096	$2,014,837

(a)	The interest expense incurred by LFB is excluded from total revenue because LFB is a commercial bank and we consider its interest expense to be a cost directly related to the conduct of its business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded because the Company has no economic interest in such amount. Further, such results are offset by a charge or credit to noncontrolling interests.

Certain key ratios, statistics and headcount information for the years ended December 31, 2009, 2008 and 2007 are set forth below:

	Year Ended December 31,
	2009	2008	2007
As a % of Net Revenue, By Revenue Category:
Investment banking and other advisory fees	62%	64%	62%
Money management fees	37	39	35
Interest income	2	5	5
Other	6	1	5
Interest expense	(7)	(9)	(7)

Net Revenue	100%	100%	100%

See Note 24 of Notes to Consolidated Financial Statements for additional financial information on a geographic basis.

	As of December 31,
	2009	2008	2007
Headcount:
Managing Directors:
Financial Advisory	150	151	138
Asset Management	56	56	48
Corporate	7	8	8
Limited Managing Directors	3	6	6
Other Employees:
Business segment professionals	987	1,026	997
All other professionals and support staff	1,091	1,187	1,261

Total	2,294	2,434	2,458

During 2009, we continued to hire key professionals on a selective basis, and to redeploy employees into areas where we saw potential for growth. As described above, to further optimize our mix of personnel we also reduced staff in other areas, including the back office.

Operating Results

As reflected in the table of consolidated results of operations above, charges related to the 2009 and 2008 special items had a significant impact on the Company’s reported operating results. Lazard management believes that comparisons between years are most meaningful after excluding the impact of such items.

Year Ended December 31, 2009 versus December 31, 2008

The Company reported a net loss attributable to Lazard Ltd of $130 million for the year ended December 31, 2009, a decrease of $133 million, as compared to net income of $3 million in 2008. Such decrease was, in part, the result of the 2009 special items, which in the aggregate served to reduce net income attributable to Lazard Ltd by $143 million. Partially offsetting such items was the impact in 2008 of the 2008 special item, which reduced net income attributable to Lazard Ltd in that year by $109 million. Excluding the after-tax impact of the 2009 and 2008 special items, net income attributable to Lazard Ltd in the year ended December 31, 2009 was $12 million, a decrease of $99 million, or 89%, as compared to 2008. Such reduction in net income attributable to Lazard Ltd in 2009 was primarily affected by higher amounts relating to compensation and benefits expense due to (i) a change in the Company’s compensation policy, which resulted in an increase in the cash component of compensation (which is expensed currently), and a decrease in the aggregate amount of compensation amortizable over future periods, and (ii) an increased amount of amortization expense related to previously granted equity-based incentive compensation and the current year portion of the previously awarded deferred cash incentive awards, partially offset by reductions in non-compensation expense, income taxes and net income attributable to noncontrolling interests. The change in the Company’s compensation policy was designed to reduce future amortization expense associated with the equity-based compensation component, to allow greater flexibility in the future to address competitive conditions, to more closely align the current pay cycle with reported compensation and revenues, and to maintain significant retention mechanisms by focusing stock grant awards at the more senior levels, where they are more highly effective and valued.

Net revenue decreased $27 million, or 2%, for the year ended December 31, 2009, as compared to 2008, with operating revenue decreasing $57 million, or 3%, as compared to 2008. Fees from investment banking and other advisory activities decreased $35 million, or 4%, as compared to 2008, principally reflecting a change in the composition of advisory activities as a $288 million, or 35%, decline in M&A and Strategic Advisory revenue, was partially offset by a $257 million, or 216%, increase in Restructuring revenue, which includes fees for advising on distressed asset sales. Money management fees, including incentive fees, in 2009 decreased $40 million, or 7%, as compared to 2008, due to a $19 billion, or 15%, decline in average AUM for the year ended December 31, 2009 versus 2008, primarily as the result of market depreciation experienced in 2008 and the first quarter of 2009, partially offset by higher incentive fees earned in 2009. Interest income decreased $53 million, or 64%, due primarily to a lower interest rate environment, combined with lower average cash balances and receivables from banks. Other revenue increased $69 million in the year ended December 31, 2009, as compared to 2008, principally due to investment income of $18 million in the Company’s investment portfolio, versus an aggregate loss of $53 million in LFB’s corporate debt portfolio (redesignated as “available-for-sale” effective July 1, 2008) and the Company’s investment portfolio in 2008. With respect to the latter, during 2009, the Company had in place a hedging strategy to minimize its risks associated with volatility in the equity markets. Partially offsetting the increase in other revenue in 2009 was a $13 million write-off relating to the Company’s investment in warrants of Sapphire Industrials Corp., (“Sapphire”), a special purpose acquisition company sponsored by Lazard. Interest expense for the year ended December 31, 2009 decreased $32 million, or 23%, primarily related to the Company’s May 2008 repurchase of $437 million aggregate principal amount of its 6.12% senior notes in connection with the remarketing of such notes, the partial repurchases of other senior notes, as well as a lower interest rate environment and reduced levels of LFB’s customer deposits.

Compensation and benefits expense for the year ended December 31, 2009 increased $181 million, as compared to 2008. Compensation and benefits expense in 2009 included special items aggregating $147 million, whereas the 2008 special item included a charge of approximately $197 million. When excluding the 2009 and 2008 special items, compensation and benefits expense increased $232 million, reflecting a change in the Company’s compensation policy as previously described, and the impact of an increase in the amortization expense associated with previously granted equity-based incentive awards and the current year portion of the previously awarded deferred cash incentive awards. Compensation and benefits expense, excluding the 2009 and 2008 special items, was 71.8% and 55.6% of operating revenue in the years ended December 31, 2009 and 2008, respectively.

Non-compensation expense for the year ended December 31, 2009 decreased $63 million, or 16%, as compared to 2008. Factors contributing to the decrease were (i) charges in 2008 comprised of the $12 million provision for losses from counterparty defaults related primarily to the bankruptcy filing of one of our prime brokers and the $2 million charge relating to the 2008 special item, (ii) lower spending on travel and other business development activities, lower consulting and recruiting fees, (iii) the strengthening of the U.S. dollar versus foreign currencies and (iv) an $18 million decrease in the provision pursuant to the tax receivable agreement. The ratio of non-compensation expense to operating revenue was 20.8% for the year ended December 31, 2009, as compared to 23.8% of operating revenue for 2008.

Amortization of intangible assets for the year ended December 31, 2009 was essentially unchanged principally due to lower amortization of intangibles related to the acquisitions of GAHL and CWC, partially offset by the increase related to the Edgewater Acquisition.

As announced in the first quarter of 2009, we continued to redeploy our banking professionals into growth areas and reduced staffing in other areas to further optimize our mix of personnel. As a result, the 2009 special items include a pre-tax restructuring charge of $63 million in connection with severance and benefit payments, the acceleration of unrecognized expense pertaining to RSUs previously granted to individuals who were terminated and certain other costs related to the restructuring initiative.

Operating loss for the year ended December 31, 2009 was $182 million, a decrease of $207 million as compared to an operating income of $25 million in 2008 (with such amounts including the impact of the 2009 and 2008 special items) and, as a percentage of net revenue, was (12)% as compared to operating income of 2% in 2008. Excluding the impact of the 2009 and 2008 special items, operating income in 2009 was $27 million, a decline of $197 million, or 88%, as compared to operating income in 2008 of $225 million, and, as a percentage of net revenue, was 2% in 2009, as compared to 14% in 2008.

The provision for income taxes for the year ended December 31, 2009 was $6 million, a decrease of $19 million, as compared to a tax provision of $25 million in 2008. When excluding the tax benefits of $9 million and $7 million relating to the 2009 and 2008 special items, respectively, the income tax provision in 2009 decreased $18 million, with such decrease principally due to the decline in operating income in 2009 as compared to 2008 and valuation allowance changes affecting the provision for income taxes. The Company’s effective tax rate was (3.3)% for the year ended December 31, 2009, as compared to 101.0% in 2008. When excluding the 2009 and 2008 special items, the effective tax rate was 54.8% in 2009, as compared to 14.6% in 2008.

Net loss attributable to noncontrolling interests for the year ended December 31, 2009 increased $55 million, as compared to 2008. When excluding the impact of the 2009 and 2008 special items, net income attributable to noncontrolling interests in 2009 decreased $80 million as compared to 2008, with such decrease principally reflecting a reduction in Lazard Group’s net income. During the years ended December 31, 2009 and 2008, LAZ-MD Holdings ownership interests averaged 28% and 43%, respectively.

Year Ended December 31, 2008 versus December 31, 2007

The Company reported net income attributable to Lazard Ltd of $3 million for the year ended December 31, 2008, a decline of $152 million as compared to net income of $155 million in 2007. Such decline was principally the result of the 2008 special item, which reduced net income in 2008 by $109 million. Net income was also adversely impacted by an 18% decline in Financial Advisory net revenue as a result of a slowdown in global M&A activity and a 15% decline in Asset Management net revenue due principally to the decline in equity markets. These revenue decreases were partially offset by reduced compensation and benefits, down 17% when excluding the impact of the 2008 special item, and lower provisions for income taxes and net income attributable to noncontrolling interests. When excluding the impact of the 2008 special item, the Company’s net income in 2008 was $112 million, or 28% lower than 2007. As described above, the Company acquired GAHL and CWC during the third quarter of 2007. Accordingly, results for the year ended December 31, 2008 and 2007 include the results of such acquired businesses from the respective acquisition dates.

Net revenue decreased $360 million, or 19%, for the year ended December 31, 2008, as compared to 2007, with operating revenue decreasing $340 million, or 17%, as compared to 2007. Fees from investment banking and other advisory activities decreased $206 million, or 17%, versus 2007. Our investment banking fees reflect fees from M&A and Strategic Advisory, Restructuring and Corporate Finance assignments encompassing general strategic and transaction-specific advice to public and private companies, governments and other parties, and includes various corporate finance services. Money management fees, including incentive fees, decreased $59 million, or 9%, as compared to the prior year due to a $8 billion, or 6%, decrease in average AUM for the year ended December 31, 2008 versus 2007, primarily as the result of market and foreign exchange depreciation, as well as lower incentive fees earned in 2008. Interest income decreased $8 million, or 9%, due to lower average cash balances and a lower interest rate environment. Other revenue decreased $85 million, or 81%, in the year ended December 31, 2008 versus 2007. The decline in other revenue as compared to 2007 reflects a $93 million decrease in investment income due to losses and markdowns in the first quarter of 2008 in LFB’s corporate debt portfolio held as in integral part of its asset-liability management program, net unrealized losses in the Company’s investment portfolio, the writedown of private equity investments (primarily in the fourth quarter), and a reduction in LAM GP-related revenues (which are, to the extent held directly by certain of our LAM managing directors or employees of the Company, fully offset in net income attributable to noncontrolling interests), partially offset by a $20 million gain from the repurchase of a portion of the Company’s senior notes and $15 million in gains from foreign currency transactions (consisting of a $24 million gain in the Corporate segment, partially offset by an aggregate loss of $9 million in the Asset Management and Financial Advisory segments). Other revenue in 2007 included $14 million of unrealized gains on private equity investments and a $9 million gain in connection with the Company’s interest in the net proceeds related to the sale of a portion of LFCM Holdings’ ownership interest in Panmure Gordon & Co. plc (“PG&C”) (see Note 22 of Notes to Consolidated Financial Statements). Interest expense for the year ended December 31, 2008 increased $3 million, or 2%, primarily related to the Company’s June 2007 issuance of $600 million aggregate principal amount of its 6.85% senior notes, partially offset by a reduction in interest expense related to the Company’s May 2008 repurchase of $437 million aggregate principal amount of its 6.12% senior notes in connection with the remarketing of such notes.

Compensation and benefits expense for the year ended December 31, 2008 increased by $5 million, as compared to 2007, including the 2008 special item. When excluding such charge, compensation and benefits expense in 2008 decreased $192 million, or 17%. Such decrease reflected lower incentive compensation and was consistent with the decrease in operating revenue, which more than offset the additional amortization of an increased amount of RSUs granted and additional compensation associated with the strategic headcount growth of managing directors and business segment professionals. Compensation and benefits expense, including the charge relating to the 2008 special item, was 67.4% of operating revenue in 2008. However, when excluding the 2008 special item, such expense represented 55.6% of operating revenue in 2008, as compared to 55.7% in 2007.

Non-compensation expense for the year ended December 31, 2008 increased $44 million, as compared to 2007, including the $2 million charge relating to the 2008 special item. Apart from such charge, non-compensation expense increased $42 million, or 12%. Factors contributing to the increase include (i) the impact of investments in our business and operating expenses related to companies acquired in the third quarter of 2007, (ii) the $12 million provision for losses from counterparty defaults from one of our prime brokers, (iii) increased business development expenses for travel and market related data, and (iv) fees for outsourced services. The ratio of non-compensation expense to operating revenue was 23.7% in 2008, as compared to 18.7% in 2007. The ratio, when excluding the 2008 special item and the provisions pursuant to the tax receivable agreement with LFCM Holdings of $17 million in both years, was 22.7% for 2008, compared to 16.8% of operating revenue for 2007, with such increased percentage primarily attributable to the decline in operating revenues in 2008 as well as the provision for losses from counterparty defaults described above.

Amortization of intangible assets for the year ended December 31, 2008 amounted to $5 million, a decrease of $17 million as compared to the prior year, due to lower expense related to the acquisitions of GAHL and CWC in 2007.

Operating income for the year ended December 31, 2008 decreased $393 million, as compared to 2007, including the 2008 special item of $199 million, and, as a percentage of net revenue, operating income was 2% and 22% in 2008 and 2007, respectively. When excluding the 2008 special item, operating income decreased $194 million, and, as a percentage of net revenue, operating income was 14% and 22% in 2008 and 2007, respectively.

The provision for income taxes for the year ended December 31, 2008 decreased $55 million, including the $7 million tax benefit relating to the 2008 special item. The remaining decrease of $48 million as compared to 2007 was principally due to lower levels of income in 2008. The Company’s effective tax rate was 101% for the year ended December 31, 2008, as compared to 19.3% in 2007. When excluding the impact of the 2008 special item, the Company’s effective tax rate was 14.6% in 2008.

Net income attributable to noncontrolling interests for the year ended December 31, 2008 decreased by $186 million as compared to 2007, including the $83 million credit relating to the 2008 special item. The remaining decrease was $103 million, or 56%, as compared to 2007, which principally reflected the lower level of Lazard Group net income in 2008 as well as a decrease in LAZ-MD Holdings ownership interest of Lazard Group in 2008 (an average of 43%) as compared to 2007 (an average of 52%). In addition, net income attributable to noncontrolling interests in 2008 includes a $13 million credit related to various LAM GPs held directly by certain of our LAM managing directors for which there is an offsetting amount included in “revenue-other”, as compared to a $5 million charge recorded in 2007.

Business Segments

The following is a discussion of net revenue and operating income for the Company’s business segments - Financial Advisory, Asset Management and Corporate. Each segment’s operating expenses include (i) compensation and benefits expenses that are incurred directly in support of the segment and (ii) other operating expenses, which include directly incurred expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourcing, and indirect support costs (including compensation and benefits expense and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistical drivers such as, among other items, headcount, square footage and transactional volume. As reflected in the tables below, each segment’s operating results are presented, as applicable, on an “as reported” and “excluding special items” basis (see Note 24 of Notes to Consolidated Financial Statements).

Financial Advisory

The following table summarizes the operating results of the Financial Advisory segment:

	Year Ended December 31, 2009			Year Ended December 31, 2008	Year Ended December 31, 2007
	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)	U.S. GAAP As Reported	U.S. GAAP As Reported
	($ in thousands)
M&A and Strategic Advisory	$526,225		$526,225	$ 814,660	$ 969,409
Restructuring	376,710		376,710	119,283	127,175
Capital Markets and Other Advisory	83,885		83,885	88,970	143,593

Net Revenue	986,820		986,820	1,022,913	1,240,177
Operating Expenses (c)	998,727	$ 48,533	950,194	796,970	920,705

Operating Income (Loss)	$(11,907)	$(48,533)	$ 36,626	$ 225,943	$ 319,472

Operating Income As A Percentage Of Net Revenue	(1)%		4%	22%	26%

	As of December 31,
	2009	2008	2007
Headcount (d):
Managing Directors	150	151	138
Limited Managing Directors	3	5	3
Other Employees:
Business segment professionals	678	691	654
All other professionals and support staff	211	246	256

Total	1,042	1,093	1,051

(a)	Represents the portion of the 2009 special items attributable to the Financial Advisory segment (see Note 24 of Notes to Consolidated Financial Statements).
(b)	A non-U.S. GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.
(c)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto), and, in 2009, 2008 and 2007, $146, $3,470 and $21,523, respectively, of amortization of intangible assets related to the business acquisitions in 2007.
(d)	Excludes headcount related to indirect support functions, with such headcount being included in the Corporate segment.

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

	Year Ended December 31,
	2009	2008	2007
Lazard Statistics:
Number of Clients:
Total	620	682	625
With Fees Greater than $1 million	256	220	222
Percentage of Total Financial Advisory Revenue from Top 10 Clients (a)	17%	20%	19%
Number of M&A Transactions Completed Greater than $1 billion (b)	38	40	55

(a)	There were no individual clients that constituted more than 10% of our Financial Advisory segment net revenue in the years ended December 31, 2009, 2008 or 2007.
(b)	Source: Thomson Financial as of January 22, 2010.

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms. The offices that generate Financial Advisory net revenue are located in the U.S., Europe (principally in the U.K., France, Italy, Spain and Germany) and the rest of the world (principally in Australia).

	Year Ended December 31,
	2009	2008	2007
United States	51%	50%	49%
Europe	43	43	44
Rest of World	6	7	7

Total	100%	100%	100%

The Company’s managing directors and many of its professionals have significant experience, and many of them are able to use this experience to advise on M&A, strategic advisory matters and restructuring transactions, depending on clients’ needs. This flexibility allows Lazard to better match its professionals with the counter-cyclical business cycles of mergers and acquisitions and restructurings. While Lazard measures revenue by practice area, Lazard does not separately measure the costs or profitability of M&A services as compared to restructuring services. Accordingly, Lazard measures performance in its Financial Advisory segment based on overall segment net revenue and operating income margins.

Financial Advisory Results of Operations

As reflected in the table of operating results of the Financial Advisory segment above, the portion of the 2009 special item attributable to the Financial Advisory segment had a significant impact on the segment’s reported operating results for such year. Lazard management believes that comparisons between years are most meaningful after excluding the impact of such item.

Year Ended December 31, 2009 versus December 31, 2008

For the year ended December 31, 2009, Financial Advisory net revenue decreased $36 million, or 4%, as compared to 2008, reflecting decreases in M&A and Strategic Advisory revenue of $288 million, or 35%, and Capital Markets and Other Advisory net revenue of $5 million, or 6%, which were substantially offset by Restructuring revenue (including fees for advising on distressed asset sales), which increased $257 million, or 216%.

The decrease in M&A and Strategic Advisory revenue for the year ended December 31, 2009 was principally due to the adverse economic and market conditions described above, which resulted in lower average fees per transaction for M&A and Strategic Advisory clients, as well as those clients generating fee revenues greater than $1 million. However, throughout 2009, M&A and Strategic Advisory quarterly revenue improved sequentially, with revenue in the second half of 2009 up 28%, as compared to the first half of 2009. Our major clients, which in the aggregate represented 25% of our M&A and Strategic Advisory revenue for the year, included Acciona, Anheuser-Busch InBev, Barclays, Caisse d’Epargne, Republic of Ecuador, SFGI-FPIM, GlaxoSmithKline, Haas Trusts, IBM and Saint-Gobain.

Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings, distressed asset sales and advice on complex on- and off-balance sheet assignments, such as retiree health care obligations. Restructuring revenue during the year ended December 31, 2009 increased significantly as compared to 2008 due to the significant increases in defaults and in-court and out-of-court restructurings. Notable assignments completed in 2009 included Cemex, Charter Communications, Lehman Brothers, Nortel Networks and the UAW.

The decrease in Capital Markets and Other Advisory net revenue reflected decreases in the value of fund closings by our Private Fund Advisory Group and private placements by our Capital Markets Group, as well as declines in Equity Capital Markets transactions, all of which have been impacted by the uncertainty of the financial markets during 2009. Transactions in the year ended December 31, 2009 included Gores III and Triton III, Lehman Brothers and Sterling Group III in our Private Fund Advisory Group, and Danone on their rights offering.

Operating expenses for the year ended December 31, 2009 increased $202 million, or 25%, as compared to 2008. Excluding the impact of the portion of the 2009 special item attributable to the Financial Advisory segment, operating expenses increased $153 million, or 19%, as compared to 2008. Contributing to the increase was the change in the Company’s compensation policy as previously described, an increase in the amortization expense associated with previously granted equity-based incentive awards and the current year portion of the previously awarded deferred cash incentive awards, which were partially offset by lower salaries and benefits due to the impact of the staff reductions associated with the restructuring program implemented during the first quarter of 2009, the strengthening of the U.S. dollar versus foreign currencies, and lower costs related to travel and other business development expenses, including recruiting, technology expenses and amortization of intangible assets.

Financial Advisory operating loss for 2009 was $12 million, a decrease of $238 million as compared to 2008, and represented (1)% of segment net revenues for 2009, as compared to 22% in 2008. Excluding the impact of the portion of the 2009 special item attributable to the Financial Advisory segment, operating income decreased $189 million and represented 4% of segment net revenues in 2009, as compared to 22% in 2008.

Year Ended December 31, 2008 versus December 31, 2007

In 2008, Financial Advisory net revenue decreased $217 million, or 18%, as compared to 2007, with M&A and Strategic Advisory revenue decreasing $155 million, or 16%, and Restructuring revenue decreasing $8 million, or 6%, while Capital Markets and Other Advisory net revenue decreased $55 million, or 38%.

The decrease in M&A and Strategic Advisory revenue in 2008 was principally due to the adverse economic and market conditions described above, and resulted in lower average fees per transaction and the result of both a lower number of M&A transactions completed greater than $1 billion which typically generate significant fees, as well as a lower number of clients generating fee revenues greater than $1 million. Our major clients, which in the aggregate represented 25% of our M&A and Strategic Advisory revenue for the year, included APP Pharmaceuticals, Bear Stearns, Gaz de France, InBev, International Paper, Penn National Gaming, Resolution Life, Royal Bank of Scotland, Trane and Zinefix.

Restructuring revenue for 2008 ended slightly lower than 2007. Notable assignments completed in the fourth quarter included Lehman Brothers, Metaldyne, Reliant Energy and Sprint Nextel. Restructuring

assignments that we were involved with in North America included Charter Communications, CIFG Assurance, Fannie Mae, Hawaiian Telcom, Nortel, Pilgrim’s Pride, Smurfit-Stone Container, Tarragon Corporation, Tribune Co. and The Trustees of Bernard L. Madoff Investment Securities and in Europe, Premiere, Vita Group, Belvedere, Ineos and Olympic Airways.

The decrease in Capital Markets and Other Advisory net revenue reflected decreases in the value of fund closings by our Private Fund Advisory Group, private placements by our Capital Markets Group and declines in Equity Capital Markets transactions, all of which have been negatively impacted by the deterioration of the financial markets during 2008. Our Alternative Capital Finance Group served as a placement agent on a number of RD Offerings, including RDs for H&R Block, Clean Energy Fuels and Orient-Express.

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

Financial Advisory operating income for 2008 decreased $94 million, or 29%, as compared to 2007 and represented 22% and 26% of segment net revenue for 2008 and 2007, respectively.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of December 31,
	2009	2008	2007
	($ in millions)
AUM:
International Equities	$32,268	$25,000	$50,535
Global Equities	58,332	31,553	47,814
U.S. Equities	16,003	13,177	20,927

Total Equities	106,603	69,730	119,276

European and International Fixed Income	13,763	12,690	10,255
Global Fixed Income	1,794	1,183	2,161
U.S. Fixed Income	2,499	1,951	1,817

Total Fixed Income	18,056	15,824	14,233

Alternative Investments	3,936	3,196	3,577
Private Equity (a)	839	1,579	1,401
Cash Management	109	780	2,926

Total AUM	$129,543	$91,109	$141,413

(a)	At December 31, 2009, includes $0.6 billion related to the July 15, 2009 Edgewater Acquisition and excludes, as of December 31, 2009, the AUM of FPG and the related investment company for which Lazard may have earned carried interests (which amounted to $1.4 billion and $1.3 billion of AUM at December 31, 2008 and 2007, respectively) due to the sale of FPG effective September 30, 2009.

Average AUM for the years ended December 31, 2009, 2008 and 2007 is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Year Ended December 31,
	2009	2008	2007
	($ in millions)
Average AUM	$103,988	$122,828	$130,827

Total AUM at December 31, 2009 increased $38.4 billion, or 42%, as compared to that at December 31, 2008. While average AUM for the year ended December 31, 2009 was 15% lower than the average AUM for 2008, average AUM increased sequentially by quarter during 2009. International, Global and U.S. equities represented 25%, 45% and 12% of total AUM at December 31, 2009, respectively, versus 27%, 35% and 14% of total AUM at December 31, 2008, respectively.

Total AUM at December 31, 2008 decreased $50.3 billion, or 36%, as compared to that at December 31, 2007. Average AUM for the year ended December 31, 2008 decreased $8 billion, or 6%, as compared to the average AUM in 2007, with average AUM decreasing sequentially by quarter during 2008. International, Global and U.S. equities represented 27%, 35% and 14% of total AUM at December 31, 2008, respectively, versus 36%, 34% and 15% of total AUM at December 31, 2007, respectively.

As of December 31, 2009, approximately 89% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors versus 85% of December 31, 2008, and, as of December 31, 2009, 11% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals, versus 15% at December 31, 2008.

The following is a summary of changes in AUM for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
	($ in millions)
AUM—Beginning of Year	$91,109	$141,413	$110,437
Net Flows(a)	10,253	1,371	16,745
Acquisitions/(Dispositions)(b)	(831)	-	-
Market and Foreign Exchange Appreciation (Depreciation)	29,012	(51,675)	14,231

AUM—End of Year	$129,543	$91,109	$141,413

(a)	Includes inflows of $30,984, $25,923 and $42,031 and outflows of $20,731, $24,552 and $25,286 for the years ended December 31, 2009, 2008 and 2007, respectively.
(b)	Includes AUM and unfunded fee-earning commitments related to the Edgewater Acquisition, offset by the disposition of private equity AUM related to the sale of FPG.

Inflows, which principally occurred in the second half of 2009, were in a broad range of products, with emphasis on Emerging Markets and Global Thematic Equity products due to increased investments in existing accounts as well as new accounts gained. Outflows occurred most significantly in U.S. Mid Cap and Small Cap Equity and European and U.K. Equity products.

Consistent with the industry as a whole, we experienced market appreciation subsequent to the first quarter of 2009, which was the principal contributor to the increase in AUM. During the year ended December 31, 2009, equity products experienced the most significant market appreciation, with such increase slightly better than the global market indices previously described. As of December 31, 2009, AUM denominated in foreign currencies represented approximately 45% of our total AUM, as compared to 50% at December 31, 2008. Foreign denominated AUM declines in value with the strengthening of the U.S. dollar and increases in value as the U.S. dollar weakens.

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

Significant market depreciation was experienced in 2008, including the impact of the strengthening U.S. dollar versus foreign currencies particularly in the second half of 2008, with these factors being the principal contributors to the decrease in AUM. Equity products experienced the most significant decrease, with International and Global Equity products experiencing market depreciation of approximately 40% and U.S. Equity experiencing market depreciation of approximately 30%. Such decreases were generally consistent with global market indices as described above.

As of February 19, 2010, AUM was $125.9 billion, a $3.6 billion decrease since December 31, 2009. The change in AUM since December 31, 2009 was due to market depreciation of $4.3 billion and net inflows of $0.7 billion. Market depreciation since December 31, 2009 was approximately 3% of AUM at December 31, 2009, which was generally consistent with the decline in global market indices during that period.

The following table summarizes the operating results of the Asset Management segment for the years ended December 31, 2009, 2008 and 2007. Operating results for the years ended December 31, 2009 and 2008 are shown before and after the charges related to the 2009 and 2008 special items.

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)	U.S. GAAP As Reported
	($ in thousands)
Revenue:
Management Fees	$488,636		$488,636	$568,436		$568,436	$595,725
Incentive Fees	74,795		74,795	34,961		34,961	67,032
Other Income	31,257		31,257	24,732		24,732	56,859

Sub-total	594,688		594,688	628,129		628,129	719,616
Noncontrolling Interest Revenue	6,964		6,964	(13,348)		(13,348)	5,135

Net Revenue	601,652		601,652	614,781		614,781	724,751
Operating Expenses (c)	504,452	$7,508	496,944	678,170	$197,550	480,620	539,800

Operating Income (Loss)	$97,200	$(7,508)	$104,708	$(63,389)	$(197,550)	$134,161	$184,951

Operating Income (Loss), As A Percentage of Net Revenue	16%		17%	(10)%		22%	26%

	As of December 31,
	2009	2008	2007
Headcount(d):
Managing Directors	56	56	48
Limited Managing Directors	—	1	3
Other Employees:
Business segment professionals	299	327	334
All other professionals and support staff functions	273	301	372

Total	628	685	757

(a)	Represents the portion of the 2009 and 2008 special items attributable to the Asset Management segment (see Note 24 of Notes to Consolidated Financial Statements).

(b)	A non-U.S. GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.
(c)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(d)	Excludes headcount related to indirect support functions, with such headcount being included in the Corporate segment.

Our top ten clients accounted for 23%, 25% and 27% of our total AUM at December 31, 2009, 2008 and 2007, respectively, and there were no individual clients that constituted more than 10% of our Asset Management segment net revenue during any of the years ended December 31, 2009, 2008 and 2007.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms:

	Year Ended December 31,
	2009	2008	2007
United States	53%	52%	54%
Europe	36	37	37
Rest of World	11	11	9

Total	100%	100%	100%

Asset Management Results of Operations

As reflected in the table of operating results of the Asset Management segment above, the portion of the 2009 and 2008 special items attributable to the Asset Management segment had a significant impact on the segment’s reported operating results for such years. Lazard management believes that comparisons between years are most meaningful after excluding the impact of such items.

Year Ended December 31, 2009 versus December 31, 2008

Asset Management net revenue in the year ended December 31, 2009 declined $13 million, or 2%, as compared to 2008. Management fees for 2009 decreased $80 million, or 14%, as compared to 2008, driven by a 15% decrease in average AUM. This decrease was due largely to the decline in equity markets, which was partially offset by the impact of a change in the mix of investment products and levels of management fees on certain products. However, consistent with the sequential increase in quarterly average AUM described above, management fee revenue was 44% higher in the second half of 2009 as compared to the first half of 2009. Incentive fees in 2009 increased $40 million, or 114%, as compared to 2008, relating to both alternative and traditional long-only investment strategies. Other revenue increased $27 million, or 236%, as compared to 2008, principally as a result of higher revenue from noncontrolling interests, foreign exchange remeasurement gains and investment income.

Operating expenses for 2009 decreased by $174 million, or 26%, as compared to 2008. When excluding the 2009 and 2008 special items, operating expenses in 2009 increased $16 million, or 3%, principally due to the change in the Company’s compensation policy as previously described. Also impacting the increase was an increase in the the current year portion of amortization expense associated with previously awarded deferred cash incentive awards, higher fees for outsourced services and an increase in the amortization of intangible assets relating to the Edgewater Acquisition, partially offset by decreased compensation related to reduced headcount, and declines in business development expenses for travel and market-related data and professional fees.

Asset Management operating income for the year ended December 31, 2009 was $97 million, an increase of $160 million, as compared to an operating loss of $63 million in 2008, and represented 16% of segment net revenue in 2009, as compared to (10)% in 2008. When excluding the impact of the 2009 and 2008 special items, operating income in 2009 decreased $29 million, or 22%, when compared to 2008, and represented 17% of segment net revenue in 2009 as compared to 22% for 2008.

Year Ended December 31, 2008 versus December 31, 2007

Asset Management net revenue in 2008 declined $110 million, or 15%, as compared to 2007. Management fees for 2008 decreased $27 million, or 5%, versus 2007 driven by a 6% decrease in average AUM due largely to market depreciation primarily during the second half of 2008 as well as the impact of a change in the mix of investment products and levels of management fees on certain products. Incentive fees decreased $32 million, or 48%, for 2008, as compared to 2007, with the decrease principally in alternative investment strategies. Other income decreased $51 million, or 82%, as compared to 2007 principally as a result of lower revenue from noncontrolling interests, other investment losses and foreign currency transaction losses.

Operating expenses for 2008 increased $138 million, as compared to 2007. Excluding the 2008 special item of approximately $197 million, operating expenses in 2008 decreased $59 million, or 11%, versus 2007, due principally to decreased compensation related to lower operating revenue, partially offset by increases in outsourced services as a result of LAM outsourcing a portion of its operations, business development expenses for travel and market related data as well as for amortization of an increased amount of RSUs granted.

Including the 2008 special item of approximately $197 million, Asset Management had an operating loss of $63 million, a decline of $248 million as compared to operating income of $185 million in 2007. Excluding the impact of the 2008 special item, Asset Management had operating income in 2008 of $134 million, a decline of $51 million, or 27%, as compared to 2007, with operating income as a percentage of segment net revenue being 22% for 2008, as compared to 26% for 2007.

Corporate

The following table summarizes the results of the Corporate segment:

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	U.S. GAAP As Reported	Impact of Special Items (a)	Non-U.S. GAAP Excluding Special Items (b)	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)	U.S. GAAP As Reported
	($ in thousands)
Interest Income	$23,367		$23,367	$63,692		$63,692	$68,905
Interest Expense	(103,131)		(103,131)	(138,107)		(138,107)	(136,597)

Net Interest Income (Expense)	(79,764)		(79,764)	(74,415)		(74,415)	(67,692)
Other Revenue	21,810		21,810	(6,072)		(6,072)	20,453

Net Revenue (Expense)	(57,954)		(57,954)	(80,487)		(80,487)	(47,239)
Operating Expenses	209,573	$153,535	56,038	56,927	$2,000	54,927	38,889

Operating Loss	$(267,527)	$(153,535)	$(113,992)	$(137,414)	$(2,000)	$(135,414)	$(86,128)

	As of December 31,
	2009	2008	2007

Headcount (c):
Managing Directors	7	8	8
Limited Managing Directors	-	-	-
Other Employees:
Business segment professionals	10	8	9
All other professionals and support staff	607	640	633

Total	624	656	650

(a)	Represents the portion of the 2009 and 2008 special items attributable to the Corporate segment (see Note 24 of Notes to Consolidated Financial Statements).
(b)	A non-U.S. GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.
(c)	Includes headcount related to support functions.

Corporate Results of Operations

As reflected in the table of operating results of the Corporate segment above, the 2009 and 2008 special items had a significant impact on the segment’s reported operating results in such years. Lazard management believes that comparisons between years are most meaningful after excluding the impact such item.

Year Ended December 31, 2009 versus December 31, 2008

Net interest expense in the year ended December 31, 2009 increased $5 million, or 7%, as compared to 2008. During 2009, interest income declined $40 million due to a lower interest rate environment, a decrease in the balance of interest earning assets at LFB as well as lower average cash balances. Average cash decreased as a result of the share repurchases of Class A common stock as well as the repurchase of a portion of the Company’s outstanding 6.85% and 7.125% senior notes. The decrease in interest income was substantially offset by lower interest expense in 2009 of $35 million, principally as a result of the reduction in interest expense related to the Company’s May 2008 purchase of $437 million aggregate principal amount of its 6.12% senior notes in connection with the remarketing of such notes and by the above-mentioned repurchases of senior notes, as well as a lower interest rate environment and reduced levels of LFB’s customer deposits.

Other revenue increased $28 million in the year ended December 31, 2009, as compared to 2008, principally due to investment income in 2009 of $18 million in the Company’s investment portfolio, versus an aggregate loss of $53 million in 2008 in LFB’s corporate debt portfolio (redesignated as “available-for-sale” effective July 1, 2008) and the Company’s investment portfolio. With respect to the latter, during 2009, the Company had in place a hedging strategy to minimize its risks associated with volatility in the equity markets. Other factors contributing to the increase were revenues from various other investments of $7 million in 2009 versus losses of $5 million in 2008, partially offset by (i) a $13 million charge relating to the write-off of the Company’s investment in warrants of Sapphire, (ii) a $20 million gain in 2008 on the repurchase of a portion of the Company’s senior notes and (iii) a $24 million gain in 2008 from a foreign currency transaction.

Operating expenses for 2009 increased $153 million, as compared to 2008, principally due to the 2009 special items attributable to the Corporate segment. When excluding the impact of the 2009 and 2008 special items, operating expenses increased $1 million, or 2%, in 2009. Factors contributing to the increase were principally due to the change in the Company’s compensation policy described above, as well as an increase in the amortization expense associated with the current year portion of previously awarded deferred cash incentive awards, which were offset by a benefit pursuant to the tax receivable agreement and the $12 million provision for counterparty defaults in 2008.

Year Ended December 31, 2008 versus December 31, 2007

Net interest expense in the year ended December 31, 2008 increased $7 million, or 10%, as compared to 2007. Lower interest income was the principal contributing factor to the decline, due to lower average cash balances and a lower interest rate environment. Average cash decreased as a result of the share repurchases of Lazard Ltd’s Class A common stock as well as the repurchase of a portion of the Company’s outstanding 6.85% and 7.125% senior notes. Interest expense increased principally as a result of the June 2007 issuance of the aforementioned 6.85% senior notes, partially offset by the reduction in interest expense related to the Company’s May 2008 purchase of $437 million aggregate principal amount of its 6.12% senior notes in connection with the remarketing of such notes and by the repayment of certain senior and subordinated notes in June 2007.

Other revenue declined $27 million in the year ended December 31, 2008, as compared to 2007, due to the extraordinary disruption and volatility in the equity and credit markets during 2008 which adversely impacted investment income. The decline in other revenue as compared to 2007 reflects a $60 million decrease in investment income due to losses and markdowns in the first quarter of 2008 of LFB’s corporate debt portfolio held as an integral part of its asset-liability management program, net unrealized losses in the Company’s investment portfolio, and a $12 million write-down of private equity investments (primarily in the fourth quarter of 2008), partially offset by a $20 million gain from the repurchase of a portion of the Company’s senior notes and a $24 million gain from a foreign currency transaction. Other revenue in 2007 included $14 million of unrealized gains on private equity investments and a $9 million gain in connection with the Company’s share in the net proceeds related to the sale of a portion of LFCM Holdings’ ownership interest in PG&C (see Note 22 of Notes to Consolidated Financial Statements.)

Operating expenses for 2008 increased $18 million, as compared to 2007, including the $2 million charge relating to the 2008 special item attributable to the Corporate segment, and increases in other operating expenses in 2008 of $16 million, or 41%, as compared to 2007. The increase in operating expenses in 2008 was principally due to a provision of $12 million for losses from counterparty defaults primarily relating to the bankruptcy of one of our prime brokers and in professional fees for legal expenses related to various corporate activities during 2008. Decreases in compensation and benefits resulting from lower operating revenue were offset by increases in various other expense categories.

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

Summary of Cash Flows:

	Year Ended December 31,
	2009	2008
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net loss	$(188.2)	$(0.2)
Noncash charges (a)	376.3	284.8
Other operating activities (b)	56.7	221.3

Net cash provided by operating activities	244.8	505.9
Investing activities (c)	(96.6)	(151.9)
Financing activities (d)	(165.6)	(437.0)
Effect of exchange rate changes	25.0	(63.1)

Net Increase (Decrease) in Cash and Cash Equivalents	7.6	(146.1)
Cash and Cash Equivalents:
Beginning of Year	909.7	1,055.8

End of Year	$917.3	$909.7

(a) Consists of the following:

Depreciation and amortization of property	$22.5	$20.8
Amortization of deferred expenses, stock units and interest rate hedge	372.5	246.9
Deferred tax benefit	(23.4)	(31.7)
Amortization of intangible assets related to business acquisitions	5.0	4.6
Non-cash portion of charge related to 2008 special item	—	64.5
Gain on extinguishment of debt	(0.3)	(20.3)

	$376.3	$284.8

(b)	Includes net changes in operating assets and liabilities relating to increases and decreases between years in both the “deposits and other payables” and “receivables-net” captions on the statements of cash flows and relates primarily to LFB. Included within the “receivables-net” caption on the statements of cash flows are amounts related to LFB’s short-term inter-bank deposits, which represent substantially all of the separately identified amount recorded as “receivables—net: banks” on the Company’s statements of financial condition. The level of these inter-bank deposits is primarily driven by the level of LFB customer and bank-related interest-bearing time and demand deposits, which can fluctuate significantly on a daily basis. As the amount of such deposits change, there is generally a corresponding, but indirect, impact on the level of short-term inter-bank deposits.
(c)	Principally relates to the Edgewater Acquisition and our equity method investment in Sapphire (see Notes 9 and 15 of Notes to Consolidated Financial Statements), purchases and proceeds from sales and maturities of “available-for-sale” and “held-to maturity” securities and the purchase of our equity method investment in Merchant Bankers Asociados.
(d)	Primarily includes distributions to noncontrolling interest holders, Class A common stock dividends, repurchases of common membership interests from LAZ-MD Holdings and shares of Class A common stock and activity related to borrowings, including, in 2008, the Company’s purchase of $437 million aggregate principal amount of its 6.12% senior notes in connection with the remarketing and the concurrent settlement of the purchase contract component of the equity security units (“ESUs”), which resulted in Lazard Ltd issuing 14,582,750 shares of Class A common stock for aggregate proceeds of $438 million, as well as the repurchase in 2008 and 2009 of a portion of the Company’s outstanding 6.85% and 7.125% senior notes.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. At December 31, 2009, Lazard had approximately $1.1 billion of cash and liquid securities, including $148 million of U.S. government debt and agencies securities and $82 million of investments in marketable equity securities and public and private asset management funds. We maintain lines of credit in excess of anticipated liquidity requirements. As of December 31, 2009, Lazard had approximately $262 million in unused lines of credit available to it, including a $150 million senior revolving credit facility with a group of lenders that matures in May 2010 (the “Credit Facility”) (see “—Financing” below) and an aggregate of $89 million of unused lines of credit available to LFB and Edgewater. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

Financing

Over the past several years, Lazard has entered into several financing agreements designed to strengthen both its capital base and liquidity. Each of these agreements is discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-K. The table below sets forth our corporate indebtedness as of December 31, 2009 and 2008.

	Maturity Date	As of December 31,		Increase (Decrease)
		2009	2008
		($ in millions)
Senior Debt:
7.125%	2015	$538.5	$538.5	$—
6.85%(a)	2017	548.4	549.3	(0.9)
Subordinated Debt:
3.25%(b)	2016	150.0	150.0	—

Total Senior and Subordinated Debt		$1,236.9	$1,237.8	$(0.9)

(a)	During the year ended December 31, 2009, the Company repurchased $0.9 million principal amount of its 6.85% Senior Notes due in 2017, and recognized an aggregate gain of $0.3 million in “revenue-other”.
(b)	Convertible into shares of Class A common stock at an effective conversion price of $57 per share. One third in principal amount became convertible on and after July 1, 2008, an additional one third in principal amount became convertible on and after July 1, 2009, and a final one third in principal amount will become convertible on and after July 1, 2010, with no principal amounts convertible after June 30, 2011.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. Lazard has not had an outstanding balance under its Credit Facility since June 30, 2006. We believe that our cash flows from operating activities, along with the use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months and beyond.

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is owing to the lending bank group, the Credit Facility includes financial condition covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended December 31, 2009 Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 2.76 to 1.00 and its Consolidated Interest Coverage Ratio being 5.35 to 1.00. Notwithstanding such compliance, no amounts were outstanding under the Credit Facility as of December 31, 2009.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes, as well as its $150 Million Subordinated Convertible Note, contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At December 31, 2009, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

Lazard Group’s senior debt is currently rated BBB– (stable outlook) by both Standard & Poor’s and Fitch Ratings and Bal by Moody’s Investors Service. On February 2, 2010, Moody’s announced that they had placed the ratings of Lazard Group on review for possible downgrade.

See Note 14 of Notes to Consolidated Financial Statements for additional information regarding senior and subordinated debt.

Stockholders’ Equity

At December 31, 2009, total stockholders’ equity was $523 million as compared to $312 million at December 31, 2008, including $168 million and $61 million of noncontrolling interests on the respective dates. The increase in stockholders’ equity of $211 million in the year ended December 31, 2009 was principally due to (i) amortization of RSUs and deferred stock units (“DSUs”) amounting to $359 million, (ii) acquisitions of (net of distributions to) noncontrolling interests of $59 million, (iii) increases in AOCI (including noncontrolling interests’ portion thereof) of $53 million, and (iv) Class A common stock issued or issuable in connection with business acquisitions and the LAM Merger of $39 million, with these items partially offset by (i) a net loss of $188 million, (ii) purchases of Class A common stock and common membership interests from LAZ-MD Holdings of $64 million, (iii) Class A common stock dividends of $33 million, and (iv) $13 million principally for withholding taxes related to the delivery of Class A common stock in connection with the settlement of vested RSUs. The increases in AOCI described above are due primarily to (i) net positive foreign currency translation adjustments of $54 million and (ii) net mark-ups of $29 million related to securities designated as “available-for-sale”, with these items partially offset by adjustments to employee benefit plans of $30 million.

During the year ended December 31, 2009, the Company repurchased 1,984,997 shares of Class A common stock and 500,924 Lazard Group common membership interests for an aggregate cost of approximately $64 million. At December 31, 2009, $63 million of the initial $500 million share purchase authorization was unused and expired. On January 27, 2010, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, a new share repurchase program permitting the repurchase of up to $200 million in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2011 (see Note 16 of Notes to Consolidated Financial Statements for information regarding the share repurchase program).

At December 31, 2008, total stockholders’ equity was $312 million, as compared to $123 million at December 31, 2007, including $61 million and $39 million of noncontrolling interests on the respective dates. The increase in stockholder’s equity of $189 million in the year ended December 31, 2008 was principally due to (i) the issuance on May 15, 2008 of 14,582,750 shares of Lazard Ltd Class A common stock in connection with the settlement of the $438 million of purchase contracts forming part of the ESUs (see Note 16 of Notes to Consolidated Financial Statements), (ii) the current year amortization of RSUs and DSUs amounting to $236 million, and (iii) Class A common stock issued or issuable in connection with business acquisitions and the LAM Merger of $77 million, partially offset by (i) Lazard Group’s purchases of $280 million of common membership interests from certain members of LAZ-MD Holdings and Class A Common stock, (ii) a net reduction in AOCI of $178 million, (iii) distributions to noncontrolling interests of $78 million, (iv) Class A common stock dividends of $23 million, and (v) $5 million principally for withholding taxes related to the delivery of Class A common stock in connection with the settlement of vested RSUs. The net reduction in AOCI is due primarily to (i) net negative foreign currency translation adjustments of $152 million and (ii) net markdowns of $41 million related to securities designated as “available-for-sale”, with these items partially offset by credits of $16 million related to employee benefit plans and amortization of the interest rate hedge.

On September 3, 2008, certain selling shareholders of Lazard Ltd (which include current and former managing directors of Lazard and certain of our executive officers) and their permitted transferees (the “2008 Selling Shareholders”) sold 6,442,721 shares, of Class A common stock to the public. Pursuant to the underwriting agreement and the pricing agreement, the underwriters had the option to purchase up to an additional 715,858 shares of Class A common stock (together with the offering of 6,442,721 shares of Class A common stock (the “2008 Secondary Offering”)) from the 2008 Selling Shareholders. To the extent that this option was not exercised in full, Lazard Group agreed to separately purchase from the 2008 Selling Shareholders, at the public offering price less the underwriting discount, all of those shares covered by the option and not purchased pursuant to the option. Pursuant to that separate purchase agreement, Lazard Group purchased 68,238 shares of Class A common stock for an aggregate cost of $2.43 million ($35.61 per share). In addition, pursuant to the underwriting agreement, Lazard Group also separately purchased 715,858 shares of Class A common stock from the 2008 Selling Shareholders for an aggregate cost of $25.49 million ($35.61 per share). The shares of Class A common stock described in this paragraph purchased by Lazard Group were purchased as part of the share repurchase program (see Note 16 of Notes to Consolidated Financial Statements). In the aggregate, the 2008 Selling Shareholders sold a total of 7,874,437 shares of Class A common stock (including 1,472,906 shares of Class A common stock previously exchanged for LAZ-MD Holdings exchangeable interests and 6,401,531 shares of Class A common stock exchanged for LAZ-MD Holdings interests simultaneously with the 2008 Secondary Offering).

In June 2009, pursuant to a Prospectus Supplement dated June 2, 2009, certain selling shareholders of Lazard Ltd (which include current and former managing directors of Lazard and certain of our executive officers) and their permitted transferees (the “June 2009 Selling Shareholders”) sold 4,000,000 shares of Class A common stock at a price of $26.00 per share (the “June 2009 Secondary Offering”). Separately, in connection with the June 2009 Secondary Offering, Lazard Group agreed to purchase from the June 2009 Selling Shareholders 1,700,000 shares of Class A common stock for an aggregate cost of $44.20 million ($26.00 per share), with such purchase being part of the share repurchase program. In the aggregate, the June 2009 Selling Shareholders sold a total of 5,700,000 shares of Class A common stock (including 2,110,754 shares of Class A common stock previously received upon the exchange of a like number of LAZ-MD Holdings exchangeable interests and 3,589,246 shares of Class A common stock received upon a simultaneous exchange of a like number of LAZ-MD Holdings exchangeable interests).

In September 2009, pursuant to a Prospectus Supplement dated September 8, 2009, certain selling shareholders of Lazard Ltd (which include current and former managing directors of Lazard and certain of our executive officers) and their permitted transferees (the “September 2009 Selling Shareholders”) sold 5,215,921 shares of Class A common stock (including 2,411,001 shares of Class A common stock previously received upon the exchange of a like number of LAZ-MD Holdings exchangeable interests and 2,804,920 shares of Class A common stock received upon a simultaneous exchange of a like number of LAZ-MD Holdings exchangeable interests) at a price of $37.00 per share (the “September 2009 Secondary Offering”, together with the June 2009 Secondary Offering, the “2009 Secondary Offerings”).

In addition to the simultaneous exchanges that occurred in connection with the 2008 Secondary Offering and 2009 Secondary Offerings (collectively, the “2008 and 2009 Secondary Offerings”), during 2008 and 2009 Lazard Ltd issued 2,910,657 and 7,523,236 shares of Class A common stock, respectively, in connection with the exchange of a like number of common membership interests of Lazard Group (received from members of LAZ-MD Holdings in exchange for a like number of LAZ-MD Holdings exchangeable interests).

Lazard Ltd did not receive any proceeds from the sale of common stock in the 2008 and 2009 Secondary Offerings or the above-mentioned exchanges of shares. See Note 16 of Notes to Financial Statements for additional information regarding the 2008 and 2009 Secondary Offerings and share exchanges.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to affiliates. See Note 23 of Notes to Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see “Item 1-Business—Regulation” included in this Form 10-K.

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of December 31, 2009:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior and Subordinated Debt (including interest) (a)	$1,766,152	$80,805	$161,610	$161,610	$1,362,127
Operating Leases (exclusive of $101,017 of sublease income) (b)	422,929	65,164	103,779	58,943	195,043
LAM Merger cash consideration (c)	90,348		90,348
Capital Leases (including interest) (b)	31,723	3,738	6,980	5,839	15,166
Private Equity Funding Commitments (b)	9,276	8,994	282
Deferred cash incentive awards (d)	94,868	94,868

Total (e)	$2,415,296	$253,569	$362,999	$226,392	$1,572,336

(a)	See Note 14 of Notes to Consolidated Financial Statements.
(b)	See Note 15 of Notes to Consolidated Financial Statements.
(c)	See Note 8 of Notes to Consolidated Financial Statements.
(d)	See Note 17 of Notes to Consolidated Financial Statements.
(e)	The table above excludes contingent obligations and any possible payments for uncertain tax positions given the inability to estimate the timing of the latter payments. See Notes 15, 17, 18 and 20 of Notes to Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes.

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

At December 31, 2009 and 2008, the Company had receivables past due of approximately $14 million and $18 million, respectively, and its allowance for doubtful accounts was $12 million and $16 million, respectively.

Income Taxes

As part of the process of preparing its consolidated financial statements, Lazard is required to estimate its income taxes in each of the jurisdictions in which it operates. This process requires Lazard to estimate its actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains or losses on investments and depreciation. These temporary differences result in deferred tax assets and liabilities, which are included within Lazard’s consolidated statements of financial condition. Significant management judgment is required in determining Lazard’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. At December 31, 2009, the Company recorded deferred tax assets of approximately $912 million, with such amount partially offset by a valuation allowance of approximately $804 million due to the uncertainty of realizing the benefits of the book versus tax basis differences and certain net operating loss carry-forwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, valuation allowances are established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by the Company in making this assessment. If actual results differ from these estimates or Lazard adjusts these estimates in future periods, Lazard may need to adjust its valuation allowance, which could materially impact Lazard’s consolidated financial position and results of operations. Furthermore, management applies the more likely than not criteria prior to the recognition of a financial statement benefit of a tax position taken or expected to be taken in a tax return with respect to uncertainties in income taxes.

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

These investments are carried at either fair value on the consolidated statements of financial condition, with any increases or decreases in fair value reflected (i) in earnings, to the extent held by our broker-dealer subsidiaries or when designated as “trading” securities within our non-broker-dealer subsidiaries, and (ii) in AOCI, to the extent designated as “available-for-sale” securities until such time they are realized and reclassified to earnings, or, if designated as “held-to-maturity” securities, amortized cost on the consolidated statements of financial condition. Any declines in the fair value of “available-for-sale” and “held-to-maturity” securities that are determined to be other than temporary are charged to earnings. As described in Note 5 of Notes to Consolidated Financial Statements, effective July 1, 2008, as permitted under U.S. GAAP, certain debt securities held by LFB, which were previously designated as “trading” securities, were re-designated as “available-for-sale” securities.

Gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income or AOCI and therefore subject Lazard to market and credit risk.

At December 31, 2009, investments aggregated $802 million (net of securities sold, not yet purchased of $5 million), or 25% of total assets. Included in this amount is $461 million of debt securities, representing 57% of aggregate investments that primarily consist of fixed and floating rate European corporate bonds, U.S. Government and agencies and French government debt securities, all of which subject Lazard to market risk. Approximately 45%, 21%, 14%, 12% and 8% of such debt securities are invested in the government, financial, consumer, industrial and other sectors, respectively. At December 31, 2009, approximately 85% of the corporate bonds held investment grade ratings and approximately $19 million of pre-tax unrealized losses are included in AOCI related to such portfolio.

Also included in the $803 million of aggregate investments were $77 million, or 10%, of investments in equities (net of securities sold, not yet purchased) all of which subject the Company to market risk. Approximately 60% of such amount represents the Company’s investment in marketable equity securities invested 27%, 25%, 10% and 38% in the consumer, financial, industrial and other sectors, respectively. Asset Management fund investments represent the remaining 40% of total equities. The Company’s asset management fund investments are diversified and may incorporate particular strategies; however, there are no investments in funds with single sector specific strategies.

In addition to the equity securities above, at December 31, 2009 Lazard held $50 million, or 6%, of aggregate investments in LAM alternative asset management funds principally representing GP interests in LAM-managed hedge funds, which subject Lazard to market risk. The fair value of such interests reflects the pro rata value of the ownership of the underlying securities in the funds. Such funds are broadly diversified and may incorporate particular strategies; however, there are no investments in funds with a single sector specific strategy.

Private equity investments owned by Lazard of $103 million represent approximately 13% of aggregate investments and 3% of total assets at December 31, 2009 and are comprised of investments in private equity funds and direct private equity interests that are generally not subject to short-term market fluctuation, but may subject Lazard to market/credit risk. Private equity investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies (the “mezzanine fund”); (ii) Corporate Partners II Limited, a private equity fund targeting significant noncontrolling investments in established public and private companies; and (iii) Lazard Senior Housing Partners LP, which acquires companies and assets in the senior housing, extended-stay hotel and shopping center sectors.

The remaining $111 million, or 14%, of aggregate investments at December 31, 2009 represents investments (i) accounted for under the equity method of accounting and (ii) private equity and general partnership interests that are consolidated but not owned by Lazard, and therefore do not subject the Company to market or credit risk. The associated noncontrolling interests are presented within “stockholders’ equity” on the consolidated statements of financial condition.

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

The remaining $97 million, or 16%, of aggregate investments at December 31, 2008 represented investments (i) accounted for under the equity method of accounting and (ii) general partnership interests that are consolidated but not owned by Lazard, and therefore do not subject the Company to market or credit risk. The associated noncontrolling interests are presented within “stockholders’ equity” on the consolidated statements of financial condition.

The increase in the aggregate investments at December 31, 2009 compared to December 31, 2008 of $188 million relates to purchases of investments in U.S. government and agency debt securities, private equity investments that are consolidated but not owned by Lazard related to the Edgewater Acquisition and additional investments in corporate equities to seed Asset Management products, partially offset by sales and maturities in the corporate bond portfolio and the 2009 write-off of our investment in warrants of Sapphire.

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

See Notes 5 and 6 of Notes to Consolidated Financial Statements for additional information regarding investments and certain other assets and liabilities measured at fair value, including the levels of fair value within which such measurements of fair value fall.

Assets Under Management

AUM managed by LAM and LFG, which represents substantially all of the Company’s total AUM, principally consist of debt and equity instruments whose value is readily available based on quoted prices on a recognized exchange or by a broker. Accordingly, significant estimates and judgments are generally not involved in the calculation of the value of our AUM.

Goodwill

In accordance with current accounting guidance, goodwill has an indefinite life and is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, Lazard makes estimates and assumptions in order to determine the fair value of its assets and liabilities and to project future earnings using various valuation techniques. Lazard’s assumptions and estimates are used in projecting future earnings as part of the valuation, and actual results could differ from those estimates. See Note 12 of Notes to Consolidated Financial Statements for additional information regarding goodwill.

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

Market and Credit Risks

Lazard is subject to credit and market risks and therefore has established procedures to assess such risks, as well as specific interest rate and currency risk, and has established limits related to various positions. Market and/or credit risks related to investments are discussed under “—Investments” above.

Lazard enters into interest rate swaps and foreign currency exchange contracts to hedge exposures to interest rates and currency exchange rates and uses equity swap contracts to hedge a portion of its market exposure with respect to certain equity investments.

At December 31, 2009 and 2008, derivative contracts related primarily to interest rate swaps, equity and foreign currency exchange rate contracts, and are recorded at fair value. Derivative assets amounted to $1 million and $5 million at December 31, 2009 and 2008, respectively, with derivative liabilities amounting to $17 million and $44 million, at such respective dates. The decrease in derivative liabilities at December 31, 2009 as compared to December 31, 2008 related principally to the Company’s foreign currency exchange contracts.

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

The primary market risks associated with LFB’s securities portfolio, foreign currency exchange hedging and lending activities are sensitivity to changes in the general level of credit spreads and interest rate and foreign exchange risk. The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions, such as those we are currently experiencing. The following sensitivity metrics provide the resultant effects on the Company’s operating income for the year ended December 31, 2009:

•	LFB’s credit spread risk, as measured by a 100+/– basis point change in credit spreads totaled $(11) million and $12 million, respectively.

•	LFB’s interest rate risk as measured by a 100+/– basis point change in interest rates totaled $30 thousand.

•	Foreign currency risk associated with LFB’s open positions, in the aggregate, as measured by a 200+/– basis point change against the U.S. dollar, totaled approximately $22 thousand.

LFB fully secures its collateralized financing transactions with fixed income securities.

Risks Related to Receivables

We maintain an allowance for bad debts to provide coverage for probable losses from our fee and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where we determine the receivables are impaired. At December 31, 2009, total receivables amounted to $669 million, net of an allowance for bad debts of $12 million. As of that date, inter-bank deposits, financial advisory and asset management fees, customer and related party receivables comprised 22%, 65%, 11% and 2% of total receivables, respectively. At December 31, 2008, total receivables amounted to $713 million, net of an allowance for bad debts of $16 million. As of that date, inter-bank deposits, financial advisory and asset management fee, customer and related party receivables comprised 32%, 55%, 12% and 1% of total receivables, respectively. The Company recorded bad debt expense of approximately $5 million, $5 million and $1 million in the years ended December 31, 2009, 2008, and 2007, respectively. See also “—Revenue Recognition” above and Note 4 of Notes to Consolidated Financial Statements for additional information regarding receivables.

Receivables from banks represent those related to LFB’s short-term inter-bank deposits. The level of these inter-bank deposits is primarily driven by the level of LFB customer and bank-related interest-bearing time and demand deposits, which can fluctuate significantly on a daily basis. As the amount of such deposits held at LFB changes, there is generally a corresponding, but indirect, impact on the level of short-term inter-bank deposits. While historically the risk of loss associated with such inter-bank deposits was extremely low, with the unprecedented disruption and volatility in the financial markets during 2008, a number of financial institutions disclosed liquidity and credit quality issues. LFB executes such deposit agreements with leading French financial institutions and the Company closely monitors the creditworthiness of such counterparties to minimize its exposure to loss in such market conditions. Based on its review of its receivables from banks at December 31, 2009 and 2008, LFB has determined that an allowance for doubtful accounts related to such receivables from banks was not required.

Credit Concentration

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At December 31, 2009, LFB had no exposure to an individual counterparty that exceeded $33 million (with such amount being fully collateralized), excluding deposits with inter-bank counterparties.

With respect to activities outside LFB, as of December 31, 2009, the Company’s largest individual counterparty exposure was a Financial Advisory-related fee receivable of $25 million.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s liabilities has fixed interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of December 31, 2009, Lazard estimates that operating income relating to cash and short-term investments and corporate indebtedness would change by approximately $9 million, on an annual basis, in the event interest rates were to increase or decrease by 1%.

As of December 31, 2009, the Company’s cash and cash equivalents totaled $917 million. Approximately 36% of this was invested in short-term interest earning accounts at a number of leading banks throughout the world, or short-term certificates of deposit from such banks. The remaining cash and cash equivalents were invested in highly liquid institutional money market funds, a significant majority of which were invested solely in U.S. government or agency securities, or in institutional money market funds that have announced that they are participating in the U.S. Treasury Department’s Temporary Guarantee Program for Money Market Funds. On a regular basis, management reviews and updates its list of approved depositor banks as well as deposit and investment thresholds.

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

Recent Accounting Developments

For a discussion of recently issued accounting pronouncements and their impact or potential impact on Lazard’s consolidated financial statements, see Note 3 of Notes to Consolidated Financial Statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited the Company’s internal control over financial reporting as of December 31, 2009, as stated in their report which appears under “Reports of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lazard Ltd:

We have audited the internal control over financial reporting of Lazard Ltd and subsidiaries (the “Company”) as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report On Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/    Deloitte & Touche LLP

New York, New York

February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lazard Ltd:

We have audited the accompanying consolidated statements of financial condition of Lazard Ltd and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity (deficiency), for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lazard Ltd and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

New York, New York

February 26, 2010

LAZARD LTD

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2009 and 2008

(dollars in thousands, except for per share data)

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$917,329	$909,707
Cash deposited with clearing organizations and other segregated cash	20,217	14,583

Receivables—net:
Banks	143,778	229,092
Fees	437,532	391,251
Customers and other	73,750	81,806
Related parties	14,415	10,377

	669,475	712,526
Investments:
Debt:
U.S. Government and agencies (includes $126,413 of securities at amortized cost at December 31, 2009)	147,507	—
Other (includes $10,217 of securities at amortized cost at December 31, 2009)	313,342	333,070
Equities	82,442	71,105
Other	264,402	215,792

	807,693	619,967
Property (net of accumulated amortization and depreciation of $239,603 and $213,249 at December 31, 2009 and 2008, respectively)	166,913	171,443

Goodwill and other intangible assets (net of accumulated amortization of $7,140 and $2,150 at December 31, 2009 and 2008, respectively)	317,780	175,144
Other assets	248,355	259,561

Total assets	$3,147,762	$2,862,931

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

DECEMBER 31, 2009 and 2008

(dollars in thousands, except for per share data)

	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$322,101	$541,784
Accrued compensation and benefits	515,033	203,750
Senior debt	1,086,850	1,087,750
Capital lease obligations	24,628	26,825
Related party payables	17,450	37,211
Other liabilities	508,603	503,859
Subordinated debt	150,000	150,000

Total liabilities	2,624,665	2,551,179
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - 26,883 and 31,745 shares issued and outstanding at December 31, 2009 and 2008, respectively	—	—
Series B - no shares issued and outstanding	—	—
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 92,165,912 and 76,294,912 shares issued at December 31, 2009 and 2008, respectively, including shares held by a subsidiary as indicated below)	922	763
Class B, par value $.01 per share (1 share authorized, issued and outstanding at December 31, 2009 and 2008)	—	—
Additional paid-in-capital	549,931	429,694
Retained earnings	52,726	221,410
Accumulated other comprehensive loss, net of tax	(57,048)	(79,435)

	546,531	572,432
Class A common stock held by a subsidiary, at cost (5,850,775 and 9,376,162 shares at December 31, 2009 and 2008, respectively)	(191,140)	(321,852)

Total Lazard Ltd stockholders’ equity	355,391	250,580
Noncontrolling interests	167,706	61,172

Total stockholders’ equity	523,097	311,752

Total liabilities and stockholders’ equity	$3,147,762	$2,862,931

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(dollars in thousands, except for per share data)

	Year Ended December 31,
	2009	2008	2007
REVENUE
Investment banking and other advisory fees	$956,075	$990,923	$1,196,648
Money management fees	563,932	603,908	663,316
Interest income	29,233	81,945	89,942
Other	89,168	20,330	104,893

Total revenue	1,638,408	1,697,106	2,054,799
Interest expense	107,890	139,899	137,110

Net revenue	1,530,518	1,557,207	1,917,689

OPERATING EXPENSES
Compensation and benefits	1,309,240	1,128,253	1,123,068
Occupancy and equipment	88,453	97,186	91,103
Marketing and business development	64,047	81,282	74,508
Technology and information services	69,620	67,892	59,409
Professional services	44,569	53,207	48,508
Fund administration and outsourced services	37,927	30,830	22,045
Amortization of intangible assets related to acquisitions	4,990	4,596	21,523
Provision (benefit) pursuant to tax receivable agreement	(1,258)	17,084	17,104
Restructuring	62,550	—	—
Other	32,614	51,737	42,126

Total operating expenses	1,712,752	1,532,067	1,499,394

OPERATING INCOME (LOSS)	(182,234)	25,140	418,295

Provision for income taxes	6,011	25,379	80,616

NET INCOME (LOSS)	(188,245)	(239)	337,679

LESS - NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(58,003)	(3,377)	182,637

NET INCOME (LOSS) ATTRIBUTABLE TO LAZARD LTD	$(130,242)	$3,138	$155,042

ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	78,311,947	60,874,734	51,185,639
Diluted	78,311,947	60,874,734	62,212,617

NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
Basic	$(1.68)	$0.06	$3.04

Diluted	$(1.68)	$0.06	$2.79

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.45	$0.40	$0.36

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(188,245)	$(239)	$337,679
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash items included in net income (loss):
Depreciation and amortization of property	22,541	20,825	16,734
Amortization of deferred expenses, stock units and interest rate hedge	372,472	246,906	110,995
Amortization of intangible assets related to business acquisitions	4,990	4,596	21,523
Deferred tax benefit	(23,434)	(31,652)	(16,391)
Gain on extinguishment of debt	(258)	(20,253)	—
Stock portion of charge related to LAM Merger	—	64,512	—
(Increase) decrease in operating assets:
Cash deposited with clearing organizations and other segregated cash	(5,004)	9,007	(6,309)
Receivables-net	57,676	348,408	229,505
Investments	(35,468)	517,288	(262,080)
Other assets	25,579	(16,406)	(42,777)
Increase (decrease) in operating liabilities:
Deposits and other payables	(249,777)	(274,128)	(425,469)
Accrued compensation and benefits and other liabilities	263,703	(362,969)	108,337

Net cash provided by operating activities	244,775	505,895	71,747

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses in 2009 and 2007, net of cash acquired of $6,641 and $19,002, respectively, and equity method investments	(39,139)	(74,855)	(135,060)
Additions to property	(11,913)	(18,509)	(16,441)
Disposals of property	583	743	1,915
Purchases of held-to-maturity securities	(136,095)	—	—
Purchases of available-for-sale securities	(3,466)	(147,340)	(73,235)
Proceeds from sales and maturities of available-for-sale securities	93,472	88,033	—

Net cash used in investing activities	(96,558)	(151,928)	(222,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of Class A common stock	—	437,500	—
Senior debt, net of expenses	—	—	593,485
Other financing activities	52	359	4,429
Payments for:
Senior borrowings	(635)	(478,925)	(96,000)
Subordinated borrowings	—	—	(50,000)
Capital lease obligations	(2,980)	(3,095)	(1,423)
Distributions to noncontrolling interests	(51,265)	(77,585)	(99,017)
Purchase of common membership interests from members of LAZ-MD Holdings	(13,285)	(2,559)	(21,840)
Purchase of Class A common stock	(50,479)	(277,064)	(68,052)
Class A common stock dividends	(33,451)	(23,056)	(18,308)
Settlement of vested RSUs and DSUs	(13,479)	(4,516)	(21)
Other financing activities	(40)	(8,079)	—

Net cash provided by (used in) financing activities	(165,562)	(437,020)	243,253

EFFECT OF EXCHANGE RATE CHANGES ON CASH	24,967	(63,084)	(5,818)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,622	(146,137)	86,361
CASH AND CASH EQUIVALENTS—January 1	909,707	1,055,844	969,483

CASH AND CASH EQUIVALENTS—December 31	$917,329	$909,707	$1,055,844

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Supplemental investing non-cash transaction:
Preferred stock and Class A common stock issued/issuable in connection with business acquisitions	$10,946	$9,282	$52,768

Cash paid during the year for:
Interest	$99,491	$142,890	$141,349

Income taxes	$31,476	$111,821	$81,680

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(dollars in thousands)

	Preferred Stock				Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By A Subsidiary		Total Lazard Ltd Stockholders’ Equity (Deficiency)	Noncontrolling Interests	Total Stockholders’ Equity (Deficiency)
	Series A		Series B
	Shares	$	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2007	—	$—	—	$—	51,554,069	$516	$(396,792)	$114,387	$32,494	115,000	$(4,179)	$(253,574)	$55,497	$(198,077)
Adjustment to reclass noncontrolling interest deficit							152,868		(17,334)			135,534	(135,534)	—

	—	—	—	—	51,554,069	516	(243,924)	114,387	15,160	115,000	(4,179)	(118,040)	(80,037)	(198,077)

Comprehensive income (loss):
Net income								155,042				155,042	182,637	337,679
Other comprehensive income (loss) - net of tax:
Currency translation adjustments									10,076			10,076	13,353	23,429
Amortization of interest rate hedge									532			532	568	1,100
Net unrealized loss on available-for-sale securities									(324)			(324)	(346)	(670)
Employee benefit plans:
Net actuarial loss									(1,663)			(1,663)	(1,777)	(3,440)
Adjustment for items reclassified to earnings									(203)			(203)	(216)	(419)

Comprehensive income												163,460	194,219	357,679

Preferred stock and Class A common stock issued/issuable in connection with acquisitions and related amortization	36,607	—	277	—			53,559					53,559	845	54,404
Issuances of Class A common stock in exchange for Lazard Group common membership interests					191,757	1	(1)					—		—
Repurchase of common membership interests from LAZ-MD Holdings							(10,555)					(10,555)	(11,285)	(21,840)
Amortization of stock units							51,453					51,453	54,133	105,586
Dividend-equivalents							2,570	(2,570)				—		—
Class A common stock dividends								(18,308)				(18,308)		(18,308)
Purchase of Class A common stock										1,678,600	(68,052)	(68,052)		(68,052)
Delivery of Class A common stock for settlement of vested RSUs							(2,956)			(80,754)	2,935	(21)		(21)
Distributions to noncontrolling interests													(88,257)	(88,257)
Adjustment related to noncontrolling interest							30,816		147			30,963	(30,963)	—

Balance – December 31, 2007	36,607	$—	277	$—	51,745,826	$517	$(119,038)	$248,551	$23,725	1,712,846	$(69,296)	$84,459	$38,655	$123,114

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007—(Continued)

(dollars in thousands)

	Preferred Stock				Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By A Subsidiary		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Series A		Series B
	Shares	$	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2008	36,607	$—	277	$—	51,745,826	$517	$(119,038)	$248,551	$23,725	1,712,846	$(69,296)	$84,459	$38,655	$123,114

Comprehensive income (loss):
Net income (loss)								3,138				3,138	(3,377)	(239)
Other comprehensive income (loss) - net of tax:
Currency translation adjustments									(95,198)			(95,198)	(57,037)	(152,235)
Amortization of interest rate hedge									778			778	468	1,246
Available-for-sale securities:
Net unrealized loss									(25,496)			(25,496)	(15,354)	(40,850)
Adjustment for items reclassified to earnings									3			3	2	5
Employee benefit plans:
Net actuarial gain									8,834			8,834	5,320	14,154
Adjustment for items reclassified to earnings									77			77	46	123

Comprehensive loss												(107,864)	(69,932)	(177,796)

Class A common stock issued/issuable in connection with business acquisitions and related amortization					203,890	2	4,662					4,664	8,308	12,972
Conversion of Series A and Series B preferred stock issued in connection with prior year’s business acquisition into Class A common stock	(4,862)	—	(277)	—	450,259	5	(5)					—		—
Class A common stock issuable in connection with LAM Merger and related amortization							64,512					64,512		64,512
Repurchase of common membership interests from LAZ-MD Holdings							(1,597)					(1,597)	(962)	(2,559)
Amortization of stock units							147,763					147,763	88,170	235,933
Dividend-equivalents							7,211	(7,223)				(12)		(12)
Class A common stock dividends								(23,056)				(23,056)		(23,056)
Purchase of Class A common stock										8,308,170	(277,064)	(277,064)		(277,064)
Delivery of Class A common stock for settlement of vested RSUs and DSUs							(29,024)			(644,854)	24,508	(4,516)		(4,516)
Class A common stock issued in connection with:
Settlement of the purchase contracts forming part of the ESUs					14,582,750	146	272,930					273,076	164,424	437,500
Exchange for Lazard Group common membership interests, including in connection with secondary offering					9,312,188	93	(93)					—		—
Distributions to noncontrolling interests													(77,507)	(77,507)
Other							144					144	87	231
Adjustment related to noncontrolling interests							82,229		7,842			90,071	(90,071)	—

Balance – December 31, 2008	31,745	$—	—	$—	76,294,913	$763	$429,694	$221,410	$(79,435)	9,376,162	$(321,852)	$250,580	$61,172	$311,752

LAZARD LTD CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007—(Continued) (dollars in thousands)
	Series A Preferred Stock		Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Class A Common Stock Held By A Subsidiary		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2009	31,745	$—	76,294,913	$763	$429,694	$221,410	$(79,435)	9,376,162	$(321,852)	$250,580	$61,172	$311,752

Comprehensive income (loss):
Net loss						(130,242)				(130,242)	(58,003)	(188,245)
Other comprehensive income (loss) - net of tax:
Currency translation adjustments							37,355			37,355	16,250	53,605
Amortization of interest rate hedge							803			803	274	1,077
Available-for-sale securities:
Net unrealized gain							20,575			20,575	7,039	27,614
Adjustment for items reclassified to earnings							945			945	323	1,268
Employee benefit plans:
Prior service costs							(11,290)			(11,290)	(3,862)	(15,152)
Net actuarial loss							(13,573)			(13,573)	(4,642)	(18,215)
Adjustment for items reclassified to earnings							2,260			2,260	773	3,033

Comprehensive loss										(93,167)	(41,848)	(135,015)

Class A common stock issued/issuable in connection with business acquisitions and LAM Merger and related amortization			1,473,866	15	28,126					28,141	10,999	39,140
Conversion of Series A preferred stock into Class A common stock	(4,862)	—	479,732	5	(5)					—		—
Amortization of stock units					268,129					268,129	91,249	359,378
Dividend-equivalents					4,951	(4,991)				(40)		(40)
Class A common stock dividends						(33,451)				(33,451)		(33,451)
Purchase of Class A common stock								1,984,997	(50,479)	(50,479)		(50,479)
Delivery of Class A common stock for settlement of vested RSUs and DSUs					(194,670)			(5,510,384)	181,191	(13,479)		(13,479)
Repurchase of common membership interests from LAZ-MD Holdings					(9,900)					(9,900)	(3,385)	(13,285)
Class A common stock issued in exchange for Lazard Group common membership interests, including in connection with secondary offerings			13,917,402	139	(139)					—		—
Acquisitions of and distributions to noncontrolling interests											58,576	58,576
Adjustments related to noncontrolling interests					23,745		(14,688)			9,057	(9,057)	—

Balance – December 31, 2009	26,883	$—	92,165,913	$922	$549,931	$52,726	$(57,048)	5,850,775	$(191,140)	$355,391	$167,706	$523,097

(*)

Includes 51,745,825, 76,294,912 and 92,165,912 shares of the Company’s Class A common stock issued at December 31, 2007, 2008 and 2009, respectively, and 1 share of the Company’s Class B common stock at each such date.

See notes to consolidated financial statements.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except for per share data, unless otherwise noted)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

Lazard Ltd, a Bermuda holding company, and its subsidiaries (collectively referred to as “Lazard Ltd”, “Lazard” or the “Company”), including Lazard Ltd’s indirect investment in Lazard Group LLC, a Delaware limited liability company (collectively referred to, together with its subsidiaries, as “Lazard Group”), is one of the world’s preeminent financial advisory and asset management firms and has long specialized in crafting solutions to the complex financial and strategic challenges of our clients. We serve a diverse set of clients around the world, including corporations, partnerships, institutions, governments and high net worth individuals.

Lazard Ltd indirectly held approximately 74.5% and 62.4% of all outstanding Lazard Group common membership interests as of December 31, 2009 and 2008, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group. Lazard Group is governed by an Operating Agreement dated as of May 10, 2005, as amended (the “Operating Agreement”).

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

Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s policy is to consolidate (i) entities in which it has a controlling financial interest, (ii) variable interest entities (“VIEs”) where the Company has a variable interest and is deemed to be the primary beneficiary and (iii) limited partnerships where the Company is the general partner, unless the presumption of control is overcome. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity’s operating and financial decisions, the Company applies the equity method of accounting in which it records in earnings its share of earnings or losses of the entity. All material intercompany transactions and balances have been eliminated. Any material events or transactions that occurred subsequent to December 31, 2009 through the date of filing of this Annual Report on Form 10-K were reviewed for purposes of determining whether any adjustments or additional disclosures were required to be made to the accompanying consolidated financial statements.

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

Certain prior period amounts have been reclassified to conform to the manner of presentation in the current period, including those amounts pertaining to noncontrolling (minority) interests in subsidiaries as required by recent accounting guidance issued by the Financial Accounting Standards Board (the “FASB”) (see Note 3 of Notes to Consolidated Financial Statements).

2.    SIGNIFICANT ACCOUNTING POLICIES

The accounting policies below relate to reported amounts on the consolidated financial statements.

Foreign Currency Translation—The consolidated financial statements are presented in U.S. dollars. Many of the Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at year-end exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. dollars are reported in “accumulated other comprehensive income (loss), net of tax” (“AOCI”). Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of operations. Net foreign currency remeasurement gains amounted to $5,700, $14,657 and $5,657, respectively, for the years ended December 31, 2009, 2008 and 2007, and are included in “revenue-other” on the respective consolidated statements of operations.

Use of Estimates—In preparing the consolidated financial statements, management makes estimates and assumptions regarding:

•	valuations of assets and liabilities requiring fair value estimates including, but not limited to, investments, derivatives and securities sold, not yet purchased;

•	the adequacy of the allowance for doubtful accounts;

•	the realization of deferred taxes and adequacy of tax reserves for uncertain tax positions;

•	the outcome of litigation;

•	the carrying amount of goodwill and other intangible assets;

•	the amortization period of intangible assets;

•	share-based compensation plan forfeitures; and

•	other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

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

Cash Deposited with Clearing Organizations and Other Segregated Cash—Primarily represents restricted cash deposits made by the Company, including those to satisfy the requirements of clearing organizations.

Allowance for Doubtful Accounts—We maintain an allowance for bad debts to provide coverage for estimated losses from our fee and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where we determine the receivables may be impaired, which may include situations where a fee is in dispute or litigation has commenced.

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

See Note 4 of Notes to Consolidated Financial Statements for additional information regarding receivables.

Investments—Investments in debt and marketable equity securities held either directly or indirectly through asset management funds at the Company’s broker-dealer subsidiaries are accounted for at fair value, with any increase or decrease in fair value recorded in earnings in accordance with standard industry practices. Such amounts are reflected in “revenue-other” in the consolidated statements of operations.

Investments in debt and marketable equity securities held at the Company’s non broker-dealer subsidiaries include “trading”, “available-for-sale” and “held-to-maturity” securities. Investments in debt and marketable equity securities considered “trading” securities are accounted for at fair value, with any increase or decrease in fair value reflected in “revenue-other” in the consolidated statements of operations. Investments in debt securities considered “available-for-sale” securities are accounted for at fair value, with any increase or decrease in fair value reported in AOCI, until such time they are realized and reclassified to earnings. Investments in debt securities considered “held-to-maturity” securities are accounted for at amortized cost. Declines in the fair value of “available-for-sale” and “held-to-maturity” securities that are determined to be other-than-temporary are charged to earnings, which, upon adoption of new accounting guidance on other-than-temporary impairments of debt securities, may only include the credit loss component of such declines for periods beginning after April 1, 2009.

Other investments include general partnership interests in alternative asset management funds and private equity investments accounted for at fair value, as well as investments accounted for under the equity method of accounting.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Dividend income is reflected in “revenue-other” on the consolidated statements of operations. Interest income includes accretion or amortization of any discount or premium arising at acquisition of the related debt security. Securities transactions and the related revenue and expenses are recorded on a trade date basis.

See Note 5 of Notes to Consolidated Financial Statements for additional information regarding the Company’s investments.

Property-net—Buildings, leasehold improvements and furniture and equipment are stated at cost or, in the case of buildings under capital leases, the present value of the future minimum lease payments, less accumulated depreciation and amortization. Buildings represent owned property and amounts recorded pursuant to capital leases (see Notes 11 and 15 of Notes to Consolidated Financial Statements), with the related obligations recorded as capital lease obligations. Such buildings are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are capitalized and are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Depreciation of furniture and equipment, including computer hardware and software, is determined on a straight-line basis using estimated useful lives. Depreciation and amortization expense aggregating $22,541, $20,825 and $16,734 for the years ended December 31, 2009, 2008 and 2007, respectively, is included on the respective consolidated statements of operations in “occupancy and equipment” or “technology and information services”, depending on the nature of the underlying asset. Repairs and maintenance are expensed as incurred.

Goodwill and Other Intangible Assets—As goodwill has an indefinite life, it is required to be tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. The Company assesses whether any goodwill recorded by its applicable reporting units is impaired by comparing the fair value of each business with its respective carrying amount. In this process, Lazard uses its best judgment and information available to it at the time to perform this review and utilizes various valuation techniques in order to determine the applicable fair values.

Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This analysis is performed by comparing the carrying value of the intangible asset being reviewed for impairment to the current and expected future cash flows expected to be generated from such asset on an undiscounted basis, including eventual disposition. An impairment loss would be measured for the amount by which the carrying amount of the intangible asset exceeds its fair value.

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

The Company enters into forward foreign currency exchange rate contracts, interest rate swaps, interest rate futures, equity swaps and other derivative contracts to hedge exposures to fluctuations in interest rates, currency exchange rates and equity markets. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value and are included in “other assets” and “other liabilities” on the

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

consolidated statements of financial condition. The Company elected not to apply hedge accounting to its derivative instruments held, except for derivatives hedging “available-for-sale” securities. Gains and losses on the Company’s derivatives not designated as hedging instruments, as well as gains and losses on derivatives accounted for as fair value hedges, are included in “interest income” and “interest expense”, respectively, or “revenue-other”, depending on the nature of the underlying item, on the consolidated statements of operations. Furthermore, with respect to derivatives designated as fair value hedges, the hedged item is required to be adjusted for changes in fair value of the risk being hedged, with such adjustment accounted for in the consolidated statements of operations.

Securities Sold, Not Yet Purchased—Securities sold, not yet purchased represents liabilities for securities sold for which payment has been received and the obligations to deliver such securities are included within “other liabilities” in the consolidated statements of financial condition. These securities are accounted for at fair value, with any increase or decrease in fair value recorded in earnings in accordance with standard industry practices. Such gains and losses are reflected in “revenue-other” in the consolidated statements of operations.

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

Revenue Recognition

Investment Banking and Other Advisory Fees—Fees for M&A and strategic advisory services and restructuring advisory services are recorded when earned, which is generally the date the related transactions are consummated. Expenses that are directly related to such transactions and billable to clients are deferred to match revenue recognition. Client reimbursements of expenses are presented net in “investment banking and other advisory fees” on the Company’s consolidated statements of operations. The amount of expenses reimbursed by clients for the years ended December 31, 2009, 2008 and 2007 are $21,673, $18,124 and $19,267, respectively.

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

Share-Based Payment Awards—Share-based payment awards that do not require future service are expensed immediately and share-based payment awards that require future service are amortized over the requisite service period. The Company recognizes in “compensation and benefits” expense (and, in 2009, “restructuring” expense for individuals impacted by the Company’s restructuring plan described in Note 19 of Notes to Consolidated Financial Statements) the amortized portion of the grant date fair value of the equity awards, net of an estimated forfeiture rate.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, a valuation allowance is established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by the Company in making this assessment. Furthermore, management applies the more likely than not criteria prior to the recognition of a financial statement benefit of a tax position taken or expected to be taken in a tax return with respect to uncertainty in income taxes.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

See Note 20 of Notes to Consolidated Financial Statements for additional information relating to income taxes.

3.    RECENT ACCOUNTING DEVELOPMENTS

Fair Value Measurements—On January 1, 2008, the Company adopted, on a prospective basis, the required provisions of new accounting guidance issued by the FASB on fair value measurements, which, among other

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

things, defined fair value, established a framework for measuring fair value and enhanced disclosure requirements about fair value measurements with respect to its financial assets and financial liabilities. On January 1, 2009, the Company adopted the remaining provisions of the new guidance issued, as permitted by an amendment which delayed the effective date of the new accounting guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These nonfinancial items included, for example, reporting units required to be measured at fair value for annual goodwill impairment testing purposes and nonfinancial assets acquired and liabilities assumed in a business combination. Neither the adoption of the required provisions of the new guidance, nor the subsequent adoption of the remaining provisions of the new guidance as permitted by the amendment, had a material impact on the Company’s consolidated financial statements.

On April 1, 2009, the Company adopted, on a prospective basis, additional accounting guidance issued by the FASB on fair value measurements. The additional accounting guidance assists in the determination of fair value for securities or other financial assets when the volume and level of activity for such items have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis. The additional accounting guidance also assists in determining whether or not a transaction is orderly and whether or not a transaction or quoted price can be considered in the determination of fair value. Accordingly, the additional accounting guidance does not apply to quoted prices for identical assets or liabilities in active markets categorized as Level 1 in the fair value measurement hierarchy, and also requires that additional fair value disclosures be included on an interim basis. See Note 6 of Notes to Consolidated Financial Statements for the additional disclosures provided pursuant to the additional accounting guidance. The adoption of additional guidance regarding fair value measurements did not materially impact the Company’s consolidated financial statements.

On January 21, 2010, the FASB amended its guidance on fair value measurement disclosures to add new requirements for disclosures about transfers into and out of the Level 1 and 2 categories in the fair value measurement hierarchy, and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The amended guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new requirements for disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activities in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company does not anticipate that the adoption of the amended guidance on fair value measurement-related disclosures will have a material impact on its consolidated financial statements.

Business Combinations—On January 1, 2009, the Company adopted, on a prospective basis, new accounting guidance issued by the FASB on business combinations. The new accounting guidance supersedes or amends other related authoritative literature although it retains the fundamental requirements that the acquisition method of accounting (previously referred to as the “purchase method”) be used for all business combinations and that an acquirer be identified for each business combination. The new guidance also establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree; (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. The new guidance also requires the acquirer to expense, as incurred, costs relating to any acquisitions. The adoption of the new accounting guidance did not materially impact on the Company’s consolidated financial statements. Prospectively, all acquisitions conform to the new accounting guidance.

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

Noncontrolling Interests—On January 1, 2009, the Company adopted, on a retrospective basis, new presentation and disclosure requirements issued by the FASB with respect to noncontrolling interests in consolidated financial statements. Additional guidance was also issued to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. The new accounting guidance clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, the new guidance also changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to both the parent and the noncontrolling interests with separate disclosure of each component on the face of the consolidated income statement. The new accounting guidance does not, however, impact the calculation of net income per share, as such calculation will continue to be based on amounts attributable to the parent.

Derivative Instruments and Hedging Activities—On January 1, 2009, the Company adopted, on a prospective basis, new disclosure guidance issued by the FASB regarding derivative instruments and hedging activities. The new guidance enhances the current disclosure framework for derivative instruments and hedging activities, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. See Note 7 of Notes to Consolidated Financial Statements for the additional disclosures provided pursuant to the new guidance. The adoption of the new disclosure guidance did not materially impact the Company’s consolidated financial statements.

Fair Value Estimates for Certain Financial Instruments—On April 1, 2009, the Company adopted, on a prospective basis, additional disclosure requirements issued by the FASB regarding the fair value of certain financial instruments. The additional disclosure requirements increase the frequency of qualitative and quantitative information about fair value estimates for all financial instruments not remeasured on the balance sheet at fair value by requiring this information on an interim basis. The adoption of the additional disclosure requirements did not materially impact the Company’s consolidated financial statements. See Note 14 of Notes to Consolidated Financial Statements.

Other-Than-Temporary Impairments of Debt Securities—On April 1, 2009, the Company adopted, on a prospective basis, new accounting guidance issued by the FASB with respect to the recognition and presentation of other-than-temporary impairments pertaining to debt securities. The new accounting guidance requires greater clarity about the credit and non-credit components of debt securities that are not expected to be sold and whose fair value is below amortized cost, and also requires increased disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. The adoption of the new accounting guidance did not materially impact the Company’s consolidated financial statements. See Note 5 of Notes to Consolidated Financial Statements.

Employers’ Post-retirement Benefit Plans—In December 2008, the FASB amended its disclosure requirements with respect to employers’ post-retirement benefit plan assets by requiring more detailed disclosures about an employer’s plan assets, including an employer’s investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. The disclosures about plan assets required by this amendment are required to be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this amendment are not

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of this amendment is permitted. The adoption of this amendment did not materially impact the Company’s consolidated financial statements in 2009.

VIEs—In June 2009, the FASB amended its guidance on VIEs. The amended guidance changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. It also requires a company to provide additional disclosures about its involvement with VIEs and any significant changes in risk exposure due to that involvement. The requirements of the amended accounting guidance are effective for interim and annual periods beginning after November 15, 2009 and early adoption is prohibited. On January 27, 2010, the FASB voted to defer the application of its guidance on consolidation of a reporting enterprise’s interest in an entity when certain conditions are met. This deferral is effective for interim and annual periods beginning after November 15, 2009. The Company does not anticipate that the adoption of the amended guidance and related disclosures will have a material impact on its consolidated financial statements.

4.	RECEIVABLES—NET AND DEPOSITS AND OTHER CUSTOMER PAYABLES

Receivables—net—Represents receivables from banks, fees, customers and other and related parties.

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

In connection with collateralized lending activities of LFB, the Company typically receives a pledge of specifically identified securities of equal or greater value than the amount of the cash loaned. Collateralized customer loan receivables, which amounted to $2,305 and $8,907 at December 31, 2009 and 2008, respectively, were collateralized by securities of equal or greater value at each such date. Securities owned by customers and pledged to collateralize secured loan receivables are not reflected on the consolidated statements of financial condition.

Customers and other receivables at December 31, 2009 and 2008 include $4,466 and $13,109, respectively, of loans by LFB to managing directors and employees in France that are made in the ordinary course of business at market terms.

Receivables are stated net of an estimated allowance for doubtful accounts of $11,575 and $15,883 at December 31, 2009 and 2008, respectively, for past due amounts and for specific accounts deemed uncollectible. The Company recorded bad debt expense of $4,509, $5,388 and $540 for the years ended December 31, 2009, 2008 and 2007, respectively. In addition, the Company recorded charge-offs, foreign currency translation and other adjustments, which resulted in a net increase (decrease) to the allowance for doubtful accounts of $(8,817), $(2,795) and $1,434 for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009 and 2008, the Company had $14,150 and $17,916, respectively, of receivables deemed past due or uncollectible.

Deposits and Other Customer Payables—Principally relates to LFB customer-related interest-bearing time and demand deposits, short-term inter-bank borrowing with banks and amounts due on collateralized borrowing activities. Collateralized borrowing activities amounted to $18,008 and $15,170 at December 31, 2009 and 2008, respectively, and were fully collateralized with pledged assets of equal or greater value at each such date.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

5.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased consist of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008
Debt:
U.S. Government and agencies	$147,507	$—

Other:
Non-U.S. Governments and agencies	43,501	36,396
U.S. states and municipals	15,728	—
Corporates	254,113	296,674

	313,342	333,070

Equities	82,442	71,105

Other:
Interest in LAM alternative asset management funds:
General Partner (“GP”) interests owned	50,080	35,300
GP interests consolidated but not owned	13,038	20,866
Private equity:
Investments owned	102,983	83,931
Investments consolidated but not owned	35,743	—
Equity method	62,558	75,695

	264,402	215,792

Total investments	807,693	619,967
Less:
Debt at amortized cost	136,630	—
Equity method investments	62,558	75,695

Investments, at fair value	$608,505	$544,272

Securities sold, not yet purchased (included in “other liabilities”)	$5,179	$6,975

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Debt investments at December 31, 2009 and 2008 were categorized as follows:

	December 31,
	2009	2008
Trading securities:
U.S. Government and agencies	$21,094	$—
Non-U.S. Governments and agencies	33,284	36,396
U.S. states and municipals	15,728	—
Corporates	450	7,573

	70,556	43,969

Available-for-sale securities:
Corporates	253,663	289,101

Held-to-maturity securities:
U.S. Government and agencies	126,413	—
Non-U.S. Government and agencies	10,217	—

	136,630	—

Total debt securities	$460,849	$333,070

Substantially all of the corporate and non-U.S. Government debt securities are held by LFB and primarily consist of fixed and floating rate European corporate and French government debt securities. Such securities are typically held long-term, as part of its asset-liability management program.

Effective July 1, 2008, certain debt securities held by LFB with a carrying value of $236,999 on that date, which were previously designated as “trading” securities, were redesignated as “available-for-sale” securities. Such re-designation represented a non-cash transaction between “trading” and “available-for-sale” securities.

The fair value and amortized cost basis pertaining to debt securities classified as “available-for-sale” at December 31, 2009, by maturity date/first call date, are as follows:

Maturity Date/First Call Date	Fair Value	Amortized Cost Basis
Within one year	$38,715	$40,619
After 1 year through 5 years	136,222	142,361
After 5 years through 10 years	63,444	75,360
After 10 years	15,282	14,646

	$253,663	$272,986

Debt investments include corporate perpetual securities that are callable. Such securities are listed in the table above based on their respective first call dates. All other “available-for-sale” securities are listed in the table based on their contractual maturities.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Debt securities classified as “available-for-sale” at December 31, 2009 and 2008 that are in an unrealized loss position are as follows:

December 31, 2009				December 31, 2008
Securities in a Continuous Loss Position for Less than 12 Months		Securities in a Continuous Loss Position for 12 Months or Longer		Securities in a Continuous Loss Position for Less than 12 Months		Securities in a Continuous Loss Position for 12 Months or Longer
Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
$—	$—	$166,094	$21,381	$210,866	$52,883	$58,368	$10,794

The unrealized loss for securities in a continuous loss position for 12 months or longer at December 31, 2009 has been reduced by an other-than-temporary impairment charge of $1,825 reclassified from AOCI to “revenue-other” on the consolidated statement of operations during the year ended December 31, 2009. Such amount represents management’s estimate of the credit loss component of debt securities whose fair value is below its amortized cost. There was no other-than-temporary impairment charge recognized during the years ended December 31, 2008 and 2007.

LFB does not intend to sell its debt securities classified as “available-for-sale”, nor is it more likely than not that LFB will be required to sell such debt securities before their anticipated recovery. Based on the qualitative and quantitative analysis performed, debt securities in unrealized loss positions were not considered to be other-than-temporarily impaired at December 31, 2009, except for the amount recognized above.

The fair value and amortized cost basis pertaining to debt securities classified as “held-to-maturity” at December 31, 2009, by maturity date, are as follows:

Maturity Date	Fair Value	Amortized Cost Basis
After 1 year through 5 years	$137,776	$136,630

There were no debt securities classified as “held-to-maturity” at December 31, 2009 that were in an unrecognized loss position.

Equities principally represent the Company’s investments in marketable equity securities of large-, mid- and small-cap domestic, international and global companies to seed new Asset Management products and includes investments in public and private asset management funds managed both by LAM and third-party asset managers.

In 2008, LFNY was a party to a Prime Brokerage Agreement with LBI for certain accounts involving investment strategies managed by LAM. On September 9, 2008, LAM requested a transfer of such accounts, of which $11,368 was not received. On September 15, 2008, LBI, the ultimate parent company in the Lehman Group, filed for protection under Chapter 11 of the United States Bankruptcy Code and a number of Lehman Group entities in the UK entered into administration proceedings under the Insolvency Act 1986. In addition, the Securities Investor Protection Corporation (“SIPC”) commenced liquidation proceedings on September 19, 2008 pursuant to the Securities Investor Protection Act of 1970, as amended, with respect to Lehman Brothers Holdings, Inc. The Chapter 11 filing, Insolvency Act Administration and SIPC proceedings exposed Lazard to possible loss due to counterparty credit and other risk. During 2008, the Company reserved the entire amount of such possible loss, and, through December 31, 2009, no funds have been received by the Company. We continue to actively seek recovery of all amounts.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Interests in LAM alternative asset management funds represent (i) GP interests owned by Lazard in LAM-managed alternative asset management funds and (ii) GP interests consolidated by the Company pertaining to noncontrolling interests in LAM alternative asset management funds. Such noncontrolling interests in LAM alternative asset management funds, which represent GP interests held directly by certain of our LAM managing directors or employees of the Company, are deemed to be controlled by, and therefore consolidated by, the Company in accordance with U.S. GAAP. Noncontrolling interests are presented within “stockholders’ equity” on the consolidated statements of financial condition (see Note 16 of Notes to Consolidated Financial Statements).

Private equity investments owned by Lazard are primarily comprised of investments in private equity funds and direct private equity interests. Such investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies; (ii) Corporate Partners II Limited (“CP II”), a private equity fund targeting significant noncontrolling-stake investments in established public and private companies and (iii) Lazard Senior Housing Partners LP (“Senior Housing”), which acquires companies and assets in the senior housing, extended-stay hotel and shopping center sectors.

Private equity investments consolidated but not owned by Lazard are related solely to Lazard’s establishment of a private equity business with the Edgewater Funds (“Edgewater”), a Chicago-based private equity firm, through the acquisition of Edgewater’s management vehicles on July 15, 2009. The acquisition was structured as a purchase by Lazard of interests in a holding company that owns interests in the general partner and management company entities of the current Edgewater private equity funds (the “Edgewater Acquisition”). Edgewater is focused on buyout and growth equity investments in middle market companies. The economic interests that the Company does not own are owned by the current leadership team and other investors in the Edgewater management vehicles.

Equity method investments include investments made in the first quarter of 2008 in Sapphire Industrials Corp. (“Sapphire”) (approximately $13,000 of which was subsequently written-off in the fourth quarter of 2009 principally relating to the Company’s investment in Sapphire warrants) and Merchant Bankers Asociados (“MBA”), an Argentina-based financial advisory services firm with offices across Central and South America and the parent company of MBA Banco de Inversiones (see Notes 9 and 15 of Notes to Consolidated Financial Statements for additional information regarding MBA and Sapphire, respectively).

The Company recognized gross investment gains and losses on investments measured at fair value for the years ended December 31, 2009, 2008 and 2007 in “revenue-other” on the respective consolidated statements of operations as follows:

	Year Ended December 31,
	2009	2008	2007
Gross investment gains	$53,319	$52,748	$63,721
Gross investment losses	$19,740	$164,135	$47,501

The table above includes gross unrealized investment gains and losses pertaining to “trading” securities as follows:

	Year Ended December 31,
	2009	2008	2007
Gross unrealized investment gains	$3,723	$18,672	$8,610
Gross unrealized investment losses	$—	$9,125	$24,186

In addition, within AOCI, the Company recorded gross pre-tax unrealized investment losses of $195, $62,655 and $1,022 during the years ended December 31, 2009, 2008 and 2007, respectively, and gross pre-tax unrealized investment gains of $46,468, $308 and $0 during the years ended December 31, 2009, 2008 and 2007,

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

respectively, pertaining to debt securities held at LFB that are designated as “available-for-sale.” The average cost basis is utilized for purposes of calculating realized investment gains and losses.

6.	FAIR VALUE MEASUREMENTS

Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

Level 1.	Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Lazard has the ability to access.

Level 2.	Assets and liabilities whose values are based on quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in non-active markets or inputs other than quoted prices that are directly observable or derived principally from or corroborated by market data.

Level 3.	Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. Items included in Level 3 include securities or other financial assets whose volume and level of activity have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables present the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008 into a three-level fair value hierarchy in accordance with fair value measurement disclosure requirements:

	Fair Value Measurements on a Recurring Basis As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding securities at amortized cost)	$70,556	$253,663	$—	$324,219
Equities	65,932	16,205	305	82,442
Other (excluding equity method investments):
Interest in LAM alternative asset management funds:
GP interests owned	—	50,080	—	50,080
GP interests consolidated	—	13,038	—	13,038
Private equity:
Investments owned	—	2,812	100,171	102,983
Investments consolidated but not owned	—	—	35,743	35,743
Derivatives	5	916	—	921

Total Assets	$136,493	$336,714	$136,219	$609,426

Liabilities:
Securities sold, not yet purchased	$5,179	$—	$—	$5,179
Derivatives	—	17,383	—	17,383

Total Liabilities	$5,179	$17,383	$—	$22,562

	Fair Value Measurements on a Recurring Basis As of December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt	$43,969	$289,101	$—	$333,070
Equities	54,108	14,544	2,453	71,105
Other (excluding equity method investments):
Interest in LAM alternative asset management funds:
GP interests owned	—	35,300	—	35,300
GP interests consolidated	—	20,866	—	20,866
Private equity investments owned	—	—	83,931	83,931
Derivatives	—	4,661	—	4,661

Total Assets	$98,077	$364,472	$86,384	$548,933

Liabilities:
Securities sold, not yet purchased	$6,975	$—	$—	$6,975
Derivatives	—	43,990	—	43,990

Total Liabilities	$6,975	$43,990	$—	$50,965

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the years ended December 31, 2009 and 2008:

	Level 3 Assets For the Year Ended December 31, 2009
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Net Purchases, Issuances and Settlements/ Acquisitions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$2,453	$(97)	$(2,051)	$—	$305
Private equity:
Investments owned	83,931	2,769	11,932	1,539	100,171
Investments consolidated but not owned	—	3,824	31,919	—	35,743

Total Level 3 Assets	$86,384	$6,496	$41,800	$1,539	$136,219

	Level 3 Assets For the Year Ended December 31, 2008
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Net Purchases, Issuances and Settlements/ Acquisitions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$4,469	$212	$(1,944)	$(284)	$2,453
Private equity investments owned	74,051	(12,391)	25,733	(3,462)	83,931

Total Level 3 Assets	$78,520	$(12,179)	$23,789	$(3,746)	$86,384

There were net realized gains (losses) of $(682) and $1,810 included in income during the years ended December 31, 2009 and 2008, respectively, with respect to Level 3 assets.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

7.	DERIVATIVES

The table below represents the fair values of the Company’s derivative assets and liabilities reported within “other assets” and “other liabilities” on the accompanying consolidated statements of financial condition as of December 31, 2009 and 2008:

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments		Total
	December 31,		December 31,		December 31,
	2009	2008	2009	2008	2009	2008
Derivative Assets:
Forward foreign currency exchange rate contracts	$—	$—	$836	$4,377	$836	$4,377
Interest rate swaps	—	75	80	209	80	284
Other derivatives	—	—	5	—	5	—

	$—	$75	$921	$4,586	$921	$4,661

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$—	$—	$2,213	$26,593	$2,213	$26,593
Interest rate swaps	14,147	12,980	56	1,051	14,203	14,031
Equity swaps	—	—	967	3,366	967	3,366

	$14,147	$12,980	$3,236	$31,010	$17,383	$43,990

The effect of gains (losses) with respect to derivatives not designated as hedging instruments on the accompanying consolidated statement of operations for the year ended December 31, 2009 (predominantly reflected in “revenue-other”), by type of derivative, is as follows:

Year Ended December 31, 2009
Forward foreign currency exchange rate contracts	$3,311
Interest rate swaps	625
Equity swaps and other derivatives	(13,810)

$(9,874)

With respect to derivatives designated as hedging instruments, such derivatives relate to interest rate swaps that hedge “available-for-sale” securities and are being accounted for as fair value hedges. For the year ended December 31, 2009, net pre-tax losses of $1,263 pertaining to such interest rate swaps were recognized, which was substantially offset by an equivalent amount on the hedged risk portion of such “available-for-sale” securities.

8.	LAM MERGER TRANSACTION

On September 25, 2008, the Company, LAM and LAZ Sub I, LLC, a then newly-formed subsidiary of LFNY, completed the merger of LAZ Sub I, LLC with and into LAM (the “LAM Merger”). Prior to the LAM Merger, the common equity interests of LAM were held by LFNY and certain other equity interests of LAM, representing contingent payments should a fundamental transaction occur, as described below, were held by present and former employees of LAM. Following the LAM Merger, all equity interests of LAM are owned directly or indirectly by LFNY. The equity interests of LAM that were held, prior to the LAM Merger, by the

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

then present and former employees of LAM and its subsidiaries (and certain related phantom rights issued as incentive compensation) entitled the holders to payments totaling approximately 23% of the net proceeds or imputed valuation of LAM (after deductions for payments to creditors of LAM and the return of capital in LAM) in connection with certain specified fundamental transactions concerning LAM or Lazard, including a sale of LAM or Lazard, certain non-ordinary course asset sales and major acquisitions. As a consequence of the LAM Merger, during the three month period ended September 30, 2008, the Company recorded a reduction to its after-tax income of $108,628, consisting of compensation and benefits expense of $197,550 related to the equity interests of LAM held by present and former employees of LAM and $2,000 of non-compensation related transaction costs (together aggregating to a reduction of operating income of $199,550), with these charges partially offset by associated income tax and noncontrolling interest credits of $7,427 and $83,495, respectively.

The aggregate non-contingent consideration relating to the equity interests of LAM (and the phantom rights referred to above) held by present and former employees of LAM and its subsidiaries (the “Transaction Consideration”) consists of (i) cash payments made from the closing of the LAM Merger through January 2, 2009 of approximately $60,100, (ii) a cash payment on October 31, 2011 of approximately $90,300 and (iii) an issuance on October 31, 2011 of 2,201,457 shares of Lazard Ltd’s Class A common stock (“Class A common stock”) (plus additional shares of Class A common stock in an amount determined by reference to the cash dividends paid on Class A common stock since the closing of the LAM Merger), subject, in the case of clause (ii) and (iii) and with respect to certain present employees of LAM and its subsidiaries, to delayed payment/issuance until the eighth anniversary of the closing of the LAM Merger if the applicable employee is no longer employed by Lazard or its affiliates on October 31, 2011, subject to certain exceptions. The merger agreement also generally provides that if there is a change in control of the Company or a sale of LAM, any and all of the Transaction Consideration will be payable as of the date of such change in control. The related liabilities for the present value of the unpaid cash consideration have been recorded in “accrued compensation and benefits” and “other liabilities”, and amounted to $14,252 and $65,308, respectively, as of December 31, 2009, and $16,013 and $60,324, respectively, as of December 31, 2008.

9.	BUSINESS ACQUISITIONS AND JOINT VENTURE INVESTMENT

On July 15, 2009, the Company established a private equity business with Edgewater, a private equity firm based in Chicago, Illinois, through the Edgewater Acquisition. Following such acquisition, Edgewater’s current leadership team retained a substantial economic interest in such entities. Edgewater primarily manages two middle market funds, Edgewater Growth Capital Partners, L.P. and Edgewater Growth Capital Partners II, L.P. (the “underlying funds”), with an aggregate of approximately $700,000 of capital raised. The acquisition was structured as a purchase by Lazard Group of interests in a holding company that in turn owns interests in the general partner and management company entities of the current Edgewater private equity funds.

The aggregate fair value of the consideration recognized by the Company at the acquisition date was $61,624. Such consideration consisted of (i) a one-time cash payment, (ii) 1,142,857 shares of Class A common stock (the “Initial Shares”) and (iii) up to 1,142,857 additional shares of Class A common stock subject to earnout criteria and payable over time (the “Earnout Shares”). The Initial Shares are subject to transfer restrictions and forfeiture provisions that lapse only upon the achievement of certain performance thresholds for the next Edgewater fund that must be met by July 15, 2011. The Earnout Shares will be issued only if certain performance thresholds for the next two Edgewater funds are met.

The Edgewater Acquisition was accounted for under the acquisition method of accounting, whereby the results of the acquired business are included in our consolidated financial results from

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

July 15, 2009, the effective date of the acquisition. As a result of the acquisition, we recorded net tangible assets, identifiable intangible assets and goodwill of approximately $53,635 (consisting primarily of Edgewater’s investments in their underlying funds and cash), $56,200 and $61,630, respectively, which include amounts for Edgewater’s noncontrolling interests held (whose economic interests approximate 50%) aggregating approximately $109,841. Goodwill pertaining to this acquisition is deductible for income tax purposes. See Note 12 of Notes to Consolidated Financial Statements for additional information relating to goodwill and other intangible assets. The operating results relating to Edgewater, which have not been material, are included in the Company’s Asset Management segment.

On August 13, 2007, Lazard Group acquired all of the outstanding ownership interests of Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies. On July 31, 2007, Lazard Ltd acquired all of the outstanding shares of Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”), an Australia-based financial advisory firm, and concurrently sold such investment to Lazard Group. These purchases were effected through an exchange of a combination of cash, Class A common stock, and by Lazard Ltd issuing shares of non-participating convertible Series A and Series B preferred stock (the “Series A preferred stock” and “Series B preferred stock”, respectively, which are or were each convertible into Class A common stock). The total number of Class A common shares to be issued in connection with the acquisitions will depend, in part, upon the future performance of each of GAHL and CWC. See Note 16 of Notes to the Consolidated Financial Statements for additional information regarding the Series A preferred stock and Series B preferred stock.

The aggregate non-contingent consideration relating to the GAHL and the CWC acquisitions (before transaction costs) consisted of cash and Lazard Ltd stock and aggregated to approximately $227,100 and $216,200 through December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, 662,015 and 993,024 shares of Class A common stock, respectively, were issuable on a non-contingent basis. Additionally, at both December 31, 2009 and 2008, 7,293 shares of Series A preferred stock were convertible into Class A common shares on a non-contingent basis, with the number of Class A common shares dependent, in part, upon future prices of the Class A common stock. At both December 31, 2009 and 2008, 948,631 shares of Class A common stock were contingently issuable and, at December 31, 2009 and 2008, 19,590 and 24,452 shares of Series A preferred stock, respectively, were contingently convertible into shares of Class A common stock, dependent upon the future performance of GAHL and CWC. The Class A common stock described above related to the GAHL and CWC acquisitions is issuable over multi-year periods.

On January 31, 2008, Lazard Group acquired a 50% interest in MBA. The Company accounts for the investment in MBA using the equity method of accounting.

10.	LAZARD ALTERNATIVE INVESTMENTS

On May 10, 2005, Lazard Group and LFCM Holdings LLC (“LFCM Holdings”) entered into the business alliance agreement (the “business alliance agreement”) that, among other things, granted Lazard Group the option to acquire the North American and European fund management activities of Lazard Alternative Investments Holdings LLC (“LAI”), the subsidiary of LFCM Holdings that owns and operates LFCM Holdings’ alternative investment (including private equity) activities, for an aggregate purchase price of $8,000 and $2,000, respectively. On December 15, 2009, Lazard Group exercised its option to acquire the European fund management activities of LAI for a purchase price of $2,000. The remaining option to purchase the North American fund management activities is currently exercisable at any time prior to May 10, 2014, for a purchase price of $2,500. The reduced option price for the North American option reflects (i) a reduction of $1,500 due to the payment of a like amount in February 2008 to LFCM Holdings in connection with the initial public offering of Sapphire whereby LFCM Holdings agreed not to assert certain claims that it may believe that it had under the business alliance agreement and (ii) a reduction of $4,000

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

due to the payment of a like amount in February 2009 to LFCM Holdings in connection with the spin-off of the management company of CP II and the amendments to the business alliance agreement described below. LAI’s fund management activities consist of the fund management and general partner entities, together with Lazard Group’s direct investments in related funds that were transferred to LFCM Holdings pursuant to or in anticipation of the May 10, 2005 separation (the “separation”) from the Company of its former Capital Markets and Other business segment.

The business alliance agreement provides Lazard Group with certain governance rights with respect to LAI and provides for support by LFCM Holdings of the business of LAI. With respect to historical investments and funds transferred to LFCM Holdings as part of the separation, profits realized prior to the exercise of the option are for the account of LFCM Holdings, whereas profits realized after the exercise of the option are for the account of Lazard Group. The master separation agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings LLC (an entity owned by Lazard Group’s current and former managing directors (“LAZ-MD Holdings”)) and LFCM Holdings (the “master separation agreement”) and the business alliance agreement provide for Lazard Group (i) to invest capital in future funds to be managed by LFCM Holdings’ subsidiaries and (ii) to receive incentive distributions from such funds, as well as profits related to such investments, if any, irrespective of whether it exercises its purchase option.

In February 2005, Lazard Group formed CP II, with a maximum of $1,000,000 of institutional capital commitments and a $100,000 maximum capital commitment from Lazard Group, the principal portion of which may require funding at any time through 2010, except for potential follow-on investments and/or CP II expenses (see Note 15 of Notes to Consolidated Financial Statements). As of December 31, 2009, Lazard Group contributed $43,079 of its capital commitment, which is recorded as a private equity investment within “investments - other” on the consolidated statement of financial condition. Pursuant to the master separation and business alliance agreements, CP II was managed by a subsidiary of LFCM Holdings (“CP II MgmtCo”), and Lazard Group retained a capital commitment to CP II and is entitled to receive the carried interest distributions made by CP II (other than the carried interest distributions made to investment professionals who manage the fund).

In February 2009, pursuant to agreements entered into by the Company with a subsidiary of LAI (“LAI North America”), LFCM Holdings and the investment professionals who manage CP II, equity ownership of CP II MgmtCo was transferred from LAI North America to the investment professionals who manage CP II (the “CP II MgmtCo Spin-Off”). Concurrently with the CP II MgmtCo Spin-Off, CP II MgmtCo became a standalone entity and Lazard Group’s capital commitment to CP II was reduced from $100,000 to $50,000 (and CP II’s institutional capital commitments were reduced from $1,000,000 to $500,000). In addition, in connection with a $4,000 cash payment from Lazard Group to LFCM Holdings, the business alliance agreement was amended to remove any restriction on the Company engaging in private equity businesses in North America other than certain investments in real estate and technology and information services. Such amendment reduced the then purchase price relating to our option to acquire the fund management activities of LAI in North America from $6,500 to $2,500. As part of the CP II MgmtCo Spin-Off, we retained our entitlement to receive a slightly reduced portion of the carried interest distributions made by CP II.

See Note 15 of Notes to Consolidated Financial Statements for additional information relating to LFCM Holdings, and with respect to commitments to CP II and to private equity funds managed by LAI.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

11.    PROPERTY-NET

At December 31, 2009 and 2008 property-net consists of the following:

	Estimated Depreciable Life in Years	December 31,
		2009	2008
Buildings	33	$181,679	$175,426
Leasehold improvements	5-20	157,335	149,043
Furniture and equipment	3-10	67,502	60,223

Total		406,516	384,692
Less - Accumulated depreciation and amortization		(239,603)	(213,249)

Property-net		$166,913	$171,443

12.    GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at December 31, 2009 and 2008 are presented below:

	December 31,
	2009	2008
Goodwill	$261,703	$170,277
Other intangible assets (net of accumulated amortization)	56,077	4,867

	$317,780	$175,144

At December 31, 2009, $200,073 of goodwill was attributable to the Company’s Financial Advisory segment and $61,630 of goodwill was attributable to the Company’s Asset Management segment. At December 31, 2008, the entire amount of goodwill was attributable to the Company’s Financial Advisory segment.

Changes in the carrying amount of goodwill for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year Ended December 31,
	2009	2008	2007
Balance, January 1	$170,277	$178,446	$16,945
Business acquisitions, including additional contingent consideration earned	70,965	9,282	159,343
Foreign currency translation adjustments	20,461	(17,451)	2,158

Balance, December 31	$261,703	$170,277	$178,446

The Company performs a goodwill impairment test annually or more frequently if circumstances indicate that impairment may have occurred. The Company has selected December 31 as the date to perform its annual impairment test. Pursuant to the Company’s goodwill impairment review for the years ended December 31, 2009, 2008 and 2007, the Company compared the fair value of each of its applicable reporting units to their corresponding carrying amounts, including goodwill, and determined that no impairment existed.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The gross cost and accumulated amortization of other intangible assets as of December 31, 2009 and 2008, by major intangible asset category, are as follows:

	December 31, 2009			December 31, 2008
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/performance fees	$30,740	$—	$30,740	$—	$—	$—
Management fees, customer relationships and non-compete agreements	32,477	7,140	25,337	7,017	2,150	4,867

	$63,217	$7,140	$56,077	$7,017	$2,150	$4,867

Amortization expense of intangible assets for the years ended December 31, 2009, 2008 and 2007 was $4,990, $4,596 and $21,523, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2010	$6,987
2011	5,718
2012	6,302
2013	13,022
2014	10,083
Thereafter	13,965

Total amortization expense	$56,077

(a)	Approximately 47% of intangible asset amortization is attributable to a noncontrolling interest.

13.    OTHER ASSETS AND OTHER LIABILITIES

The following table sets forth the Company’s other assets, by type, as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Current and deferred income taxes receivable (net of valuation allowance) and other taxes	$134,910	$118,401
Accruals and prepayments (including prepaid pension assets, see Note 18)	65,320	75,315
Deferred debt issuance costs	7,550	8,957
Other	40,575	56,888

Total	$248,355	$259,561

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table sets forth the Company’s other liabilities, by type, as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Accrued expenses	$132,703	$115,320
Current and deferred income taxes and other taxes	121,899	86,901
Employee benefit-related liabilities	80,349	69,345
LAM Merger (present value of unpaid cash consideration)	65,308	60,324
Unclaimed funds at LFB	26,329	55,583
Abandoned leased space (principally in the U.K.)	10,850	10,259
Securities sold, not yet purchased	5,179	6,975
Other	65,986	99,152

Total	$508,603	$503,859

14.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of December 31, 2009 and 2008:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of December 31,
				2009	2008
Lazard Group 7.125% Senior Notes(a)	$550,000	5/15/15	7.125%	$538,500	$538,500
Lazard Group 6.85% Senior Notes(b)	600,000	6/15/17	6.85%	548,350	549,250
Lazard Group Credit Facility(c)	150,000	5/10/10	1.69%	—	—

Total				$1,086,850	$1,087,750

(a)	Concurrent with Lazard Ltd’s initial public offering on May 10, 2005 (the “equity public offering”), Lazard Group issued $550,000 aggregate principal amount of 7.125% senior notes due May 15, 2015 (the “7.125% Senior Notes”). During the year ended December 31, 2008, the Company repurchased $11,500 principal amount of the 7.125% Senior Notes at a cost, excluding accrued interest, of $7,974 and, after the write-off of applicable unamortized debt issuance costs of $75, the Company recognized a pre-tax gain of $3,451.

In connection with the issuance of the 7.125% Senior Notes, on April 1, 2005, Lazard Group entered into an interest rate forward agreement for a notional amount of $650,000 to ensure that the base rate (excluding market-driven credit spreads) on the 7.125% Senior Notes would be no greater than 4.5%. Lazard Group settled the interest rate forward agreement as of May 9, 2005, which required a payment by Lazard Group of $13,004. Of this amount, $11,003 was deemed to be the effective portion of the hedge and recorded within AOCI, and is being amortized as a charge to interest expense over the ten year term of the 7.125% Senior Notes.

(b)	On June 21, 2007, Lazard Group issued $600,000 aggregate principal amount of 6.85% senior notes due June 15, 2017 (the “6.85% Senior Notes”). During the years ended December 31, 2009 and 2008, the Company repurchased $900 and $50,750 principal amount of the 6.85% Senior Notes, respectively, at a cost, excluding accrued interest, of $635 and $33,463, respectively, and, after the write-off of unamortized debt issuance costs of $7 and $485 in the respective years, the Company recognized pre-tax gains of $258 and $16,802, respectively.

(c)

Lazard Group maintains a $150,000 senior revolving credit facility with a group of lenders that matures on May 10, 2010 (the “Credit Facility”). Interest rates under the Credit Facility vary and are based on either a

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of December 31, 2009 and 2008, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 1.69% and 1.75%, respectively. At December 31, 2009 and 2008, no amounts were outstanding under the Credit Facility.

Subordinated Debt—Subordinated debt at December 31, 2009 and 2008 amounted to $150,000 at each date and represents a note which is convertible into a maximum of 2,631,570 shares of Class A common stock at an effective conversion price of $57 per share. The note matures on September 30, 2016 and has a fixed interest rate of 3.25% per annum. One-third in principal amount became convertible on and after July 1, 2008, an additional one-third became convertible on and after July 1, 2009 and a final one-third in principal amount will become convertible on and after July 1, 2010, and no principal amount will be convertible after June 30, 2011. As of December 31, 2009 there have been no conversions of the note.

Debt maturities relating to senior and subordinated borrowings outstanding at December 31, 2009 for each of the five years in the period ending December 31, 2014 and thereafter are set forth in the table below. For purposes of this table, it was assumed that the $150,000 subordinated convertible note remains outstanding in accordance with its stated terms.

Year Ending December 31,	Senior Debt	Subordinated Debt	Total
2010-2014	$—	$—	$—
Thereafter	1,086,850	150,000	1,236,850

Total	$1,086,850	$150,000	$1,236,850

The Credit Facility contains certain financial condition covenants. In addition, the Credit Facility, the indenture and supplemental indentures relating to Lazard Group’s senior notes as well as its subordinated convertible note contain certain covenants (none of which relate to financial condition), events of default and other customary provisions, including a customary make-whole provision in the event of early redemption where applicable. As of December 31, 2009, the Company was in compliance with all of these provisions. All of the Company’s senior and subordinated debt obligations are unsecured.

As of December 31, 2009, the Company had approximately $262,000 in unused lines of credit available to it, including approximately $44,000 and $45,000 of unused lines of credit available to LFB and Edgewater, respectively. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

The Company’s senior and subordinated debt are recorded at historical amounts. At December 31, 2009, the fair value of the Company’s senior and subordinated debt of $1,255,254 exceeded the aggregate carrying value by $18,404. At December 31, 2008, the fair value of the Company’s senior and subordinated debt of $883,368 was less than the aggregate carrying value by $354,382. The fair value of the Company’s senior and subordinated debt was estimated using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements or based on market quotations where available.

15.    COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office space and equipment under non-cancelable lease agreements, which expire on various dates through 2022.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. For the years ended December 31, 2009, 2008 and 2007, aggregate rental expense relating to operating leases amounted to $69,412, $74,558 and $73,310, respectively, and is included in “occupancy and equipment” or “technology and information services” on the consolidated statements of operations, depending on the nature of the underlying asset. The Company subleases office space under agreements, which expire on various dates through 2022. Sublease income from such agreements was $11,327, $11,531 and $12,511 for the years ended December 31, 2009, 2008 and 2007, respectively.

Capital lease obligations recorded under sale/leaseback transactions are payable through 2017 at a weighted average interest rate of approximately 6.31%. Such obligations are collateralized by certain buildings with a net book value of approximately $27,364 and $27,458 at December 31, 2009 and 2008, respectively. The net book value of all assets recorded under capital leases aggregated $28,728 and $30,089 at December 31, 2009 and 2008, respectively.

At December 31, 2009, minimum rental commitments under non-cancelable leases, net of sublease income, are approximately as follows:

Year Ending December 31,	Minimum Rental Commitments
	Capital	Operating
2010	$3,738	$65,164
2011	3,711	59,412
2012	3,269	44,367
2013	3,202	30,869
2014	2,637	28,074
Thereafter	15,166	195,043

Total minimum lease payments	31,723	422,929
Less amount representing interest	7,095

Present value of capital lease commitments	$24,628

Sublease proceeds		101,017

Net lease payments		$321,912

With respect to abandoned leased facilities in the U.K., at December 31, 2009 and 2008, the Company has recognized liabilities of $9,991 and $9,522, respectively, which are included in “other liabilities” on the consolidated statements of financial condition. Payments toward the liabilities continue through the remaining term of the leases. Such liabilities are based on the discounted future commitment, net of expected sublease income.

Guarantees—On March 12, 2007, Lazard entered into an agreement to guarantee to a foreign tax jurisdiction the deferred payment of certain income tax obligations and potential tax penalties of certain managing directors of Lazard Group, which, as of December 31, 2009, aggregate to $7,659. In order to collateralize such guarantee, these managing directors have pledged their interests in LAZ-MD Holdings (which are exchangeable into shares of Class A common stock) and unsold shares of Class A common stock received in exchange for such interests, with the value of such collateral in each case exceeding the guarantee provided by Lazard.

In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At December 31, 2009, LFB had $6,882 of such indemnifications and held

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

$4,394 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the consolidated statement of financial condition.

Private Equity Funding Commitments—At December 31, 2009, the principal commitments by the Company for capital contributions to private equity investment funds were as set forth below. Senior Housing is managed by LAI. CP II was managed by a subsidiary of LAI until February 16, 2009. Effective February 17, 2009, ownership and control of CP II was transferred to the investment professionals who manage CP II.

		Total Lazard Commitment (a)
Name of Fund	Total Institutional Commitment	Maximum Commitment	Funding Expiration Date	Unfunded As of December 31, 2009
CP II	$500,000	$50,000	2/9/10(b)	$6,921
Senior Housing	201,000	10,000	7/6/09(c)	—

	$701,000	$60,000		$6,921

(a)	Excludes other unfunded commitments by Lazard at December 31, 2009 of $2,355 to Company-sponsored private equity investment funds (including $1,741 in connection with the Company’s compensation plans), which are contingent upon certain events and have no definitive final payment dates.

(b)	The remaining unfunded commitment after February 9, 2010 is for potential “follow-on investments” and/or for CP II expenses through the earlier of (i) February 25, 2017 or (ii) the liquidation of the fund.

(c)	Certain additional funding of up to $829 may be called at anytime until liquidation of the fund.

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. The commitments have an expiration date and, once drawn upon, may require the counterparty to post collateral depending on the counterparty’s creditworthiness. Outstanding commitments at December 31, 2009 were $17,408. This amount may not represent future cash requirements as commitments may expire without being drawn upon.

On January 24, 2008, Sapphire, a then newly-organized special purpose acquisition company formed by Lazard Funding Limited LLC (“Lazard Funding”), a wholly-owned subsidiary of Lazard Group, completed an initial public offering which, prior to offering costs, raised $800,000 through the sale of 80,000,000 units at an offering price of $10.00 per unit (the “Sapphire IPO”). Each unit consisted of one share of Sapphire common stock and one warrant, with such warrant entitling the holder to purchase one share of Sapphire common stock for $7.00. Sapphire was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses primarily with general industrial companies in North America within a 24-month period (collectively referred to as the “Initial Business Combination”). Net proceeds from the Sapphire IPO were placed in a trust account by Sapphire (the “Trust Account”) pending consummation of the Initial Business Combination.

In connection with the formation of Sapphire, Lazard Funding purchased from Sapphire 15,144,000 founders’ units (“Founders’ Units”) at a total cost of approximately $95. Each Founders’ Unit consisted of one share of Sapphire common stock and one warrant to purchase one share of Sapphire common stock for $7.50. On January 24, 2008, in connection with the Sapphire IPO, Lazard Funding purchased (i) 5,000,000 units in the Sapphire IPO at a purchase price equal to the public offering price of $10.00 per unit (for an aggregate purchase

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

price of $50,000), and (ii) an aggregate of 12,500,000 warrants from Sapphire at a price of $1.00 per warrant (for a total purchase price of $12,500). Furthermore, Lazard Funding entered into an agreement with the underwriter to purchase up to an additional $37,500 worth of Sapphire common shares in open market purchases, commencing two business days after Sapphire files a proxy statement relating to the Initial Business Combination and ending on the business day immediately preceding the record date for the meeting of Sapphire stockholders at which such Initial Business Combination is to be approved, or earlier in certain circumstances (the “Sapphire Commitment”).

On January 6, 2010, Sapphire announced that it had not completed the Initial Business Combination and it would dissolve and distribute the funds in the Trust Account to all its public shareholders, to the extent they are holders of shares issued in the Sapphire IPO, in proportion to their respective equity interests. Pursuant to such dissolution, on January 26, 2010, Sapphire distributed an initial distribution equivalent to approximately $10.06 per share of Sapphire common stock. All Sapphire warrants expired without value. During the fourth quarter of 2009, the Company recognized a loss of approximately $13,000 with respect to its investment in warrants of Sapphire, with such loss being recorded in “revenue-other” in the accompanying Consolidated Statement of Operations. As a result of the Initial Business Combination not being consummated, the Sapphire Commitment terminated.

See Notes 8 and 9 of Notes to Consolidated Financial Statements for information regarding commitments relating to the LAM Merger and business acquisitions, respectively. See Note 18 of Notes to Consolidated Financial Statements for information regarding obligations to fund our pension plans.

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

Legal—The Company’s businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. The Company is involved from time to time in a number of judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses, including proceedings initiated by former employees alleging wrongful termination. The Company reviews such matters on a case-by-case basis and establishes any required reserves if a loss is probable and the amount of such loss can be reasonably estimated. Management believes, based on currently available information, that the results of such matters, in the aggregate, will not have a material adverse effect on its financial condition but might be material to its operating results or cash flows for any particular period, depending upon the operating results for such period.

16.	STOCKHOLDERS’ EQUITY

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

At December 31, 2009 and 2008, Lazard Group common membership interests held by subsidiaries of Lazard Ltd amounted to 74.5% and 62.4%, respectively, and by LAZ-MD Holdings amounted to 25.5% and

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

37.6%, respectively. Pursuant to provisions of its Operating Agreement, Lazard Group distributions in respect of its common membership interests are allocated to the holders of such interests on a pro rata basis. Such distributions represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and the members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. During the years ended December 31, 2009, 2008 and 2007, Lazard Group distributed $17,403, $20,694 and $20,056, respectively, to LAZ-MD Holdings and $33,451, $23,056 and $18,308, respectively, to the subsidiaries of Lazard Ltd, which latter amounts were used by Lazard Ltd to pay dividends to third-party stockholders of its Class A common stock. In addition, during the years ended December 31, 2009, 2008 and 2007, Lazard Group made tax distributions of $67,360, $83,358 and $109,908, respectively, including $25,316, $39,205 and $60,334, respectively, paid to LAZ-MD Holdings and $42,044, $44,153 and $49,574, respectively, paid to subsidiaries of Lazard Ltd.

On January 27, 2010, the Board of Directors of Lazard Ltd declared a quarterly dividend of $0.125 per share on its Class A common stock, totaling $11,521, payable on February 26, 2010 to stockholders of record on February 8, 2010.

Secondary Offerings—Pursuant to a Prospectus Supplement dated September 3, 2008, certain selling shareholders of Lazard Ltd (which include current and former managing directors of Lazard (and certain of our executive officers) who hold LAZ-MD Holdings exchangeable interests and/or Class A common stock) offered to sell 6,442,721 shares of Class A common stock pursuant to an underwriting agreement and pricing agreement.

Pursuant to the underwriting agreement and the pricing agreement, the underwriters had the option to purchase up to an additional 715,858 shares of Class A common stock (together with the offering of 6,442,721 shares of Class A common stock (the “2008 Secondary Offering”)) from the selling shareholders (the “2008 Selling Shareholders”). To the extent that this option was not exercised in full, Lazard Group agreed to separately purchase from the 2008 Selling Shareholders, at the public offering price less the underwriting discount, all of those shares covered by the option and not purchased pursuant to the option. Pursuant to that separate purchase agreement, Lazard Group purchased 68,238 shares of Class A common stock for an aggregate cost of $2,430 ($35.61 per share). In addition, pursuant to the underwriting agreement, Lazard Group also separately purchased 715,858 shares of Class A common stock from the 2008 Selling Shareholders for an aggregate cost of $25,493 ($35.61 per share). The shares of Class A common stock described in this paragraph purchased by Lazard Group were purchased as part of the share repurchase program described below. In the aggregate, the 2008 Selling Shareholders sold a total of 7,874,437 shares of Class A common stock (including 1,472,906 shares of Class A common stock previously exchanged for LAZ-MD Holdings exchangeable interests and 6,401,531 shares of Class A common stock exchanged for LAZ-MD Holdings interests simultaneously with the 2008 Secondary Offering).

As a result of the 2008 offering, Lazard Ltd’s ownership interest in Lazard Group increased from 56.8% prior to the offerings to 62.0% subsequent thereto. Correspondingly, LAZ-MD Holdings’ ownership in Lazard Group decreased from 43.2% prior to the offerings to 38.0% subsequent thereto.

Lazard Capital Markets LLC (“LCM”), a wholly-owned subsidiary of LFCM Holdings, was a member of the underwriting group for the 2008 Secondary Offering, and, in such capacity, earned revenue, net of estimated underwriting expenses, of approximately $1,852. The business alliance agreement provides for Lazard Group to receive a referral fee equal to approximately one-half of the net revenue obtained by LCM in respect of any

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

underwriting or distribution opportunity referred to it by Lazard Group. In that connection, as of December 31, 2008, Lazard Group had recorded a receivable from LCM of approximately $926, and recognized a corresponding amount of income in “revenue-other.” See Note 22 of Notes to Consolidated Financial Statements for additional information regarding the business alliance agreement.

In June 2009, pursuant to a Prospectus Supplement dated June 2, 2009, certain selling shareholders of Lazard Ltd (which include current and former managing directors of Lazard and certain of our executive officers) and their permitted transferees (the “June 2009 Selling Shareholders”) sold 4,000,000 shares of Class A common stock at a price of $26.00 per share (the “June 2009 Secondary Offering”). Separately, in connection with the June 2009 Secondary Offering, Lazard Group agreed to purchase from the June 2009 Selling Shareholders 1,700,000 shares of Class A common stock for an aggregate cost of $44,200 ($26.00 per share), with such purchase being part of the share repurchase program described below. In the aggregate, the June 2009 Selling Shareholders sold a total of 5,700,000 shares of Class A common stock (including 2,110,754 shares of Class A common stock previously received upon the exchange of a like number of LAZ-MD Holdings exchangeable interests and 3,589,246 shares of Class A common stock received upon a simultaneous exchange of a like number of LAZ-MD Holdings exchangeable interests).

In September 2009, pursuant to a Prospectus Supplement dated September 8, 2009, certain selling shareholders of Lazard Ltd (which include current and former managing directors of Lazard and certain of our executive officers) and their permitted transferees (the “September 2009 Selling Shareholders”) sold 5,215,921 shares of Class A common stock (including 2,411,001 shares of Class A common stock previously received upon the exchange of a like number of LAZ-MD Holdings exchangeable interests and 2,804,920 shares of Class A common stock received upon a simultaneous exchange of a like number of LAZ-MD Holdings exchangeable interests) at a price of $37.00 per share (the “September 2009 Secondary Offering”, together with the June 2009 Secondary Offering, the “2009 Secondary Offerings”).

Lazard Ltd did not receive any net proceeds from the sales of Class A common stock from the 2008 Secondary Offering and from the 2009 Secondary Offerings (collectively, the “2008 and 2009 Secondary Offerings”).

Exchange of Lazard Group Common Membership Interests—In addition to the simultaneous exchanges that occurred in connection with the 2008 and 2009 Secondary Offerings, during 2008 and 2009 Lazard Ltd issued 2,910,657 and 7,523,236 shares of Class A common stock, respectively, in connection with the exchange of a like number of common membership interests of Lazard Group (received from members of LAZ-MD Holdings in exchange for a like number of LAZ-MD Holdings exchangeable interests).

See “Noncontrolling Interests” below for additional information regarding Lazard Ltd’s and LAZ-MD Holdings’ ownership interests in Lazard Group.

Share Repurchase Program

The Board of Directors of Lazard Ltd had authorized, on a cumulative basis, the repurchase of up to $500,000 in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2009. Pursuant to this authorization, purchases have been made in the open market or through privately negotiated transactions, and since inception of the program in February 2006 through December 31, 2009, Lazard Group purchased an aggregate of 12,086,767 shares of Class A common stock at an average price of $33.08 per share (including, during the year ended December 31, 2009, 1,984,997 shares at an average price of $25.43 per share, inclusive of the 1,700,000 shares purchased in connection with the June 2009 Secondary Offering described above), and an aggregate of 1,156,675 Lazard Group common membership

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

interests at an average price of $32.58 per common membership interest (including, during the year ended December 31, 2009, 500,924 common membership interests at an average price of $26.52 per common membership interest). As a result of Lazard Group’s delivery of an aggregate of 6,235,992 shares for the settlement of vested restricted stock unit grants (“RSUs”) and deferred stock unit grants (“DSUs”) during the three year period ended December 31, 2009, there were 5,850,775 and 9,376,162 shares of Class A common stock held by Lazard Group at December 31, 2009 and 2008, respectively. Such Class A common shares are reported, at cost, as “Class A common stock held by a subsidiary” on the consolidated statements of financial condition.

As of December 31, 2009, $62,542 of the initial $500,000 repurchase authorization under the share repurchase program was unused and expired. On January 27, 2010, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, a new share repurchase program for the repurchase of up to $200,000 in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2011.

The Company expects that the share repurchase program, with respect to the Class A common stock, will be used primarily to offset a portion of the shares that have been or will be issued under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”).

ESU Settlement—Concurrent with Lazard Ltd’s equity public offering on May 10, 2005, Lazard Ltd consummated an initial offering of equity security units (the “ESUs”) in an aggregate offering amount of $287,500, and issued an additional $150,000 aggregate principal amount of ESUs in a private placement. Each ESU was issued for $25 and consisted of (i) a purchase contract (the “purchase contract”) which obligated holders to purchase, and Lazard Ltd to sell, on May 15, 2008, a number of newly issued shares of Class A common stock equal to a settlement rate (the “settlement rate”) based on the trading price of its Class A common stock during a period preceding that date and (ii) a 1/40, or 2.5%, ownership interest in a 6.12% senior note due 2035 of Lazard Group (the “6.12% Senior Notes”).

The terms of the ESUs provided for a remarketing of the 6.12% Senior Notes, which commenced on May 2, 2008 (the “remarketing”). In connection with the remarketing, on May 15, 2008 (i) the stated maturity of the 6.12% Senior Notes was reset to May 15, 2010, (ii) the interest rate on the 6.12% Senior Notes was reset to 4.00% per annum and (iii) $437,488 aggregate principal amount of the 6.12% Senior Notes was purchased by Lazard Group. The $12 aggregate principal amount of the 6.12% Senior Notes remaining outstanding has been included in “other liabilities” on the consolidated statement of financial condition at December 31, 2009 and 2008.

On May 15, 2008, Lazard Ltd settled the purchase contracts with respect to its then outstanding aggregate principal amount of ESUs at the settlement rate and, in connection therewith, Lazard Ltd issued 14,582,750 shares of its Class A common stock. This resulted in an increase in Class A common stock and “additional paid-in-capital” of $146 and $437,354, respectively.

Preferred Stock

Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A preferred stock and Series B preferred stock. As of December 31, 2009 and 2008, 26,883 and 31,745 shares of Series A preferred stock and no shares of Series B preferred stock were outstanding, respectively. These shares of preferred stock have no voting or dividend rights. During each of the years ended December 31, 2009 and 2008, 4,862 shares of Series A preferred stock were converted into shares of Class A common stock. In addition, during the year ended December 31, 2008, 277 shares of Series B preferred Stock were converted into shares of Class A common stock. Such conversions resulted in the issuance of 479,732 and 450,259 shares of Class A common stock in the years ended December 31, 2009 and 2008, respectively.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

At December 31, 2009 and 2008, 7,293 of the Series A preferred shares outstanding were convertible into shares of Class A common stock. The remaining 19,590 and 24,452 shares of Series A preferred stock outstanding at December 31, 2009 and 2008, respectively, may become convertible into shares of Class A common stock upon completion or satisfaction of specified obligations in the CWC acquisition agreement (see Note 9 of Notes to Consolidated Financial Statements). The initial conversion rate, at the time of the acquisition of CWC, was 100 shares of Class A common stock to one share of Series A preferred stock, with the ultimate conversion rate dependent on certain variables, including the value of the Class A common stock, as defined, and the currency exchange rate on the date of conversion.

Accumulated Other Comprehensive Income (Loss), Net of Tax

The components of AOCI at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
Currency translation adjustments	$22,650	$(30,955)
Interest rate hedge	(5,774)	(6,851)
Available-for-sale securities	(12,630)	(41,512)
Employee benefit plans	(76,079)	(45,745)

Total AOCI	(71,833)	(125,063)
Less amount attributable to noncontrolling interests	(14,785)	(45,628)

Total Lazard Ltd AOCI	$(57,048)	$(79,435)

Noncontrolling Interests

Noncontrolling interests represent interests held in Lazard Group by LAZ-MD Holdings and noncontrolling interests in various LAM-related GP interests and Edgewater’s management vehicles that the Company is deemed to control but does not own.

As of December 31, 2009 and 2008, LAZ-MD Holdings held approximately 25.5% and 37.6%, respectively, of the outstanding Lazard Group common membership interests. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock, which provided LAZ-MD Holdings with approximately 25.5% and 37.6%, of the voting power but no economic rights in the Company as of December 31, 2009 and 2008, respectively. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Class A common stock.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the changes in ownership interests in Lazard Group held by Lazard Ltd and LAZ-MD Holdings during the years ended December 31, 2009, 2008 and 2007:

	Lazard Ltd		LAZ-MD Holdings		Total Lazard Group Common Membership Interests
	Common Membership Interests	% Ownership	Common Membership Interests	% Ownership
Balance, January 1, 2007	51,554,068	47.9%	56,098,448	52.1%	107,652,516
Activity January 1, 2007 to December 31, 2007:
Repurchase of common membership interests from LAZ-MD Holdings	—		(583,899)		(583,899)
Common membership interests issued in connection with exchanges for Class A common stock	191,757		(191,757)		—

Balance, December 31, 2007	51,745,825	48.3%	55,322,792	51.7%	107,068,617
Activity January 1, 2008 to December 31, 2008:
Common membership interests issued in connection with:
Settlement of the purchase contracts related to the ESUs	14,582,750		—		14,582,750
Business acquisitions	654,149		—		654,149
2008 Secondary Offering	6,401,531		(6,401,531)		—
Other exchanges for Class A common stock	2,910,657		(2,910,657)		—
Repurchase of common membership interests from LAZ-MD Holdings	—		(71,852)		(71,852)

Balance, December 31, 2008	76,294,912	62.4%	45,938,752	37.6%	122,233,664
Activity January 1, 2009 to December 31, 2009:
Common membership interests issued in connection with:
2009 Secondary Offerings	6,394,166		(6,394,166)		—
Business acquisitions	1,953,598		—		1,953,598
Other exchanges for Class A common stock	7,523,236		(7,523,236)		—
Repurchase of common membership interests from LAZ-MD Holdings	—		(500,924)		(500,924)

Balance, December 31, 2009	92,165,912	74.5%	31,520,426	25.5%	123,686,338

The change in Lazard Ltd’s ownership in Lazard Group in the years ended December 31, 2009, 2008 and 2007 did not materially impact Lazard Ltd’s stockholders’ equity.

The tables below summarize noncontrolling interest in net income (loss) for the years ended December 31, 2009, 2008 and 2007 and noncontrolling interest as of December 31, 2009 and 2008 in the Company’s consolidated financial statements:

	Noncontrolling Interests in Net Income Year Ended December 31,
	2009	2008	2007
LAZ-MD Holdings	$(60,836)	$9,956	$177,494
LAM GPs	266	(13,348)	5,135
Edgewater	2,927
Other	(360)	15	8

Total	$(58,003)	$(3,377)	$182,637

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

	Noncontrolling Interests As Of December 31,
	2009	2008
LAZ-MD Holdings	$39,407	$39,341
LAM GPs	13,409	20,866
Edgewater	112,158
Other	2,732	965

Total	$167,706	$61,172

17.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2005 Plan, and 2008 Plan and activity with respect thereto during the years ended December 31, 2009, 2008 and 2007, is presented below.

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

Restricted and Deferred Stock Units

RSUs require future service as a condition for the delivery of the underlying shares of Class A common stock and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. The grant date fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods, and, for purposes of calculating diluted net income per share, are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method. Expense relating to RSUs is charged to “compensation and benefits” expense (and, as applicable in 2009, “restructuring” expense, with respect to the expense associated with the acceleration of unrecognized expense pertaining to RSUs granted previously to individuals who were terminated in the restructuring) within the consolidated statements of operations, and amounted to $358,062 (including a charge of $86,514 relating to the acceleration of the amortization expense relating to the vesting of RSUs held by Lazard’s former Chairman and Chief Executive Officer as a result of his death in October 2009 and $24,239 in restructuring expense recognized in the first quarter of 2009), $234,602 and $104,765 for the years ended December 31, 2009, 2008 and 2007, respectively. RSUs issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the years ended December 31, 2009, 2008 and 2007, dividend participation rights required the issuance of 331,642, 208,596 and 55,836 RSUs, respectively, and resulted in a charge to “retained earnings” and a credit to “additional paid-in-capital,” net of estimated forfeitures, of $4,042, $7,211 and $2,570 during the respective periods.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Non-executive members of the Board of Directors receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs resulting in 36,627, 28,090, and 12,459 DSUs granted during the years ended December 31, 2009, 2008 and 2007, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into Class A common stock at the time of cessation of service to the Board. The DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock resulting in nominal cash payments for the years ended December 31, 2009, 2008 and 2007. DSU awards are expensed at their fair value on their date of grant, which, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan, totaled $1,316, $1,331 and $821 during the years ended December 31, 2009, 2008 and 2007, respectively.

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the 2005 Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. During the years ended December 31, 2009, 2008 and 2007, 8,899, 7,694 and 3,161 DSUs, respectively, had been granted pursuant such Plan.

The following is a summary of activity relating to RSUs and DSUs during the three-year period ended December 31, 2009:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2007	4,009,382	$32.13	19,690	$35.71
Granted (including 55,836 RSUs relating to dividend participation)	5,873,905	$49.28	15,620	$52.55
Forfeited	(294,145)	$40.36	—	—
Vested/Converted	(81,207)	$47.15	—	—

Balance, December 31, 2007	9,507,935	$42.35	35,310	$43.16

Granted (including 208,596 RSUs relating to dividend participation)	14,032,621	$37.02	35,784	$37.19
Forfeited	(635,753)	$40.40	—	—
Vested/Converted	(763,335)	$37.90	(5,838)	$38.28

Balance, December 31, 2008	22,141,468	$39.17	65,256	$40.32
Granted (including 331,642 RSUs relating to dividend participation)	8,006,287	$31.50	45,526	$28.92
Forfeited	(831,022)	$36.91	—	—
Vested/Converted	(5,948,920)	$37.64	(7,636)	$34.05

Balance, December 31, 2009	23,367,813	$37.01	103,146	$35.75

During the years ended December 31, 2009 and 2008, 5,948,920 RSUs (including the acceleration of 4,406,440 RSUs held by Lazard’s former Chairman and Chief Executive Officer as a result of his death) and 763,335 RSUs vested, respectively. In connection therewith, and after considering the withholding tax obligations pertaining thereto, 5,502,748 and 639,016 shares of Class A common stock held by Lazard Group were delivered during the years ended December 31, 2009 and 2008, respectively.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

As of December 31, 2009 and 2008, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $301,413 and $457,839, respectively, with such unrecognized compensation expense at December 31, 2009 expected to be recognized over a weighted average period of approximately 1.6 years. The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

Other Incentive Awards

A portion of the incentive awards granted in February 2009 included a deferred cash component, which was originally scheduled to vest over a maximum period of four years. During the fourth quarter of 2009, in connection with a review of the Company’s compensation policy, the Company accelerated the vesting of the then unamortized portion of such previously awarded deferred cash incentive awards which resulted in a pre-tax charge to “compensation and benefits” expense of $60,512.

Incentive Awards Granted In February 2010

In February 2010, the Company granted 6,477,409 RSUs to eligible employees, one-third of which vest on March 1, 2012 and two-thirds of which vest on March 1, 2013, and had an aggregate fair value on the date of grant of $36.10 per RSU. The compensation expense with respect to such RSU awards will be recognized over a weighted average period of 2.7 years.

18.	EMPLOYEE BENEFIT PLANS

The Company provides retirement and other post-retirement benefits to certain of its employees through defined contribution and defined benefit pension plans and other post-retirement plans. These plans generally provide benefits to participants based on average levels of compensation. Expenses (benefits) related to the Company’s employee benefit plans are included in “compensation and benefits” expense on the consolidated statements of operations.

Effective January 31, 2005, the Company’s U.S. defined benefit pension plans were amended to cease future benefit accruals and future participation. As a result of such amendment, active participants continue to receive credit for service completed after January 31, 2005 for purposes of vesting; however, future service is not taken into consideration for purposes of future benefit accruals under these plans. Vested benefits for active participants as of January 31, 2005 have been retained.

Effective March 31, 2006, certain of the Company’s non-U.S. pension plans were amended to cease future accruals. As a result of such amendment, future service and compensation increases will not be taken into account for purposes of future benefit accruals under these plans. Vested benefits for active participants as of March 31, 2006 were retained.

The Company also offers a partially funded contributory post-retirement medical plan covering qualifying U.S. employees (the “Medical Plan”). The Medical Plan pays a stated percentage of most necessary medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and after stated deductibles have been met. Participants become eligible for benefits if they retire from the Company after meeting certain age and service requirements. Effective January 1, 2005, post-retirement health care benefits are

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

no longer offered to those managing directors and employees hired on or after January 1, 2005 and for those managing directors and employees hired before January 1, 2005 who did not attain the age of 40 before December 31, 2005. In addition, effective January 1, 2006, the cost sharing policy changed for those who qualify for the benefit. The plan was amended effective January 1, 2008, such that previously ineligible managing directors and employees who meet the Medical Plan’s age and service requirements have the ability, upon retirement, to elect to purchase medical coverage through the Medical Plan at no cost to the Company. The Company will continue to contribute towards the cost of retiree medical premiums for those employees hired before January 1, 2005 who were age 55 or older on or before December 31, 2005.

Employer Contributions to Pension Plans—The Company’s funding policy for its U.S. and non-U.S. pension plans is to fund when required or when applicable upon an agreement with the plans’ Trustees. Management also evaluates from time to time whether to make voluntary contributions to the plans. For the U.S. pension plans, there were no minimum required cash contributions and no voluntary cash contributions for the year ended December 31, 2009.

In accordance with agreements reached with the Trustees of certain non-U.S. pension plans in 2005, the Company contributed a final committed payment of approximately $16,200 (8.2 million British pounds) during the year ended December 31, 2008. Under the same agreements, the Company is contingently obligated to make further contributions to such pension plans depending on the cumulative performance of the plans’ assets against specific benchmarks as measured on June 1, 2009 (the “measurement date”) and subsequently on June 1, 2010 (the “remeasurement date”). The obligation related to the cumulative underperformance of the plans’ assets (the “underperformance obligation”) at the measurement date was 11.5 million British pounds ($18,654 at December 31, 2009 exchange rates) which is payable over four years commencing June 1, 2009 in equal monthly installments, and will be subject to further adjustment on the remeasurement date. During the year ended December 31, 2009, the Company contributed approximately $2,600 (1.7 million British pounds) with respect to the underperformance obligation.

In addition, on June 30, 2009 the Company and Trustees concluded the December 31, 2007 triennial valuation of the non-U.S. pension plans discussed above, pursuant to which: (i) the Company agreed to contribute 2.3 million British pounds ($3,731 at December 31, 2009 exchange rates), during each year from 2011 to 2018 inclusive, subject to adjustment resulting from the December 31, 2010 triennial valuation, which the Company expects to have concluded prior to the contribution payment scheduled for 2011, and (ii) to secure the Company’s obligations thereunder, on July 15, 2009 the Company placed in escrow 12.5 million British pounds, with a final redemption date of December 31, 2018. Income on the escrow balance accretes to the Company. This amount is subject to adjustment based on the results of the December 31, 2010 triennial valuation and subsequent triennial valuations. The escrow balance as of December 31, 2009 has been recorded in “cash deposited with clearing organizations and other segregated cash” and “investments: debt-other” in the amounts of 6.25 million British pounds and 6.25 million British pounds ($10,138 and $10,138 at December 31, 2009 exchange rates), respectively, on the accompanying consolidated statement of financial condition as of December 31, 2009.

During the year ended December 31, 2009, contributions were made to other non-U.S. pension plans amounting to approximately $4,900. The Company is expected to contribute approximately the same amount in the year ending December 31, 2010.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the changes in the benefit obligations, the fair value of the assets, the funded status and amounts recognized in the consolidated statements of financial condition for the U.S. defined benefit pension plan and post-retirement Medical Plan and plans outside the U.S. The Company uses a December 31 measurement date for its employee benefit plans.

	Pension Plans		Post-Retirement Medical Plan
	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$367,789	$553,950	$6,734	$6,977
Service cost	1,432		98	117
Interest cost	27,419	28,987	310	412
Amendments	(2,449)			(146)
Actuarial (gain) loss	47,745	(50,316)	(1,406)	(139)
Benefits paid	(22,201)	(18,705)	(378)	(432)
Foreign currency translation and other adjustments	105,723	(146,127)		(55)

Benefit obligation at end of year	525,458	367,789	5,358	6,734

Change in plan assets
Fair value of plan assets at beginning of year	400,364	574,194
Actual return on plan assets	53,499	(26,004)
Employer contributions	7,581	16,208	378	432
Benefits paid	(22,201)	(18,705)	(378)	(432)
Foreign currency translation and other adjustments	85,413	(145,329)

Fair value of plan assets at end of year	524,656	400,364	—	—

Funded surplus (deficit) at end of year	$(802)	$32,575	$(5,358)	$(6,734)

Amounts recognized in the consolidated statements of financial condition at December 31, 2009 and 2008 consist of:
Prepaid pension asset (included in “other assets”)	$27,386	$39,589
Accrued benefit liability (included in “other liabilities”)	(28,188)	(7,014)	$(5,358)	$(6,734)

Net amount recognized	$(802)	$32,575	$(5,358)	$(6,734)

Amounts recognized in AOCI (excluding tax charge (benefit) of $(10,219) and $3,196 at December 31, 2009 and 2008, respectively) consist of:
Actuarial net (gain) loss	$66,113	$43,980	$(433)	$973
Prior service (credit) cost	21,641		(1,023)	(2,404)

Net amount recognized	$87,754	$43,980	$(1,456)	$(1,431)

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the fair value of plan assets, the accumulated benefit obligation and the projected benefit obligation at December 31, 2009 and 2008:

	U.S. Pension Plans As Of December 31,		Non-U.S. Pension Plans As Of December 31,		Total As Of December 31,
	2009	2008	2009	2008	2009	2008
Fair value of plan assets	$22,325	$20,332	$502,331	$380,032	$524,656	$400,364
Accumulated benefit obligation	$26,263	$27,346	$499,195	$340,443	$525,458	$367,789
Projected benefit obligation	$26,263	$27,346	$499,195	$340,443	$525,458	$367,789

The following table summarizes the components of benefit costs, the return on plan assets, benefits paid, contributions and other amounts recognized in AOCI for the years ended December 31, 2009, 2008 and 2007:

	Pension Plans For The Years Ended December 31,			Post-Retirement Medical Plan For The Years Ended December 31,
	2009	2008	2007	2009	2008	2007
Components of Net Periodic Benefit Cost (Credit):
Service cost	$1,432			$98	$117	$165
Interest cost	27,419	$28,987	$27,426	310	412	435
Expected return on plan assets	(28,310)	(33,451)	(33,579)
Amortization of:
Prior service (credit) cost	3,099			(1,382)	(1,382)	(1,382)
Net actuarial loss	1,323	376	379		87	584

Net periodic benefit cost (credit)	4,963	(4,088)	(5,774)	(974)	(766)	(198)
Settlements (curtailments)	(7)	1,041			(146)	(1,695)

Total benefit cost (credit)	$4,956	$(3,047)	$(5,774)	$(974)	$(912)	$(1,893)

Actual return on plan assets	$53,499	$(26,004)	$31,592
Employer contributions	$7,581	$16,208	$16,431	$378	$432	$643
Benefits paid	$22,201	$18,705	$20,980	$378	$432	$643

Other changes in plan assets and benefit obligations recognized in AOCI (excluding tax charge (benefit) of $(13,415), $2,840 and $(478) during the years ended December 31, 2009, 2008 and 2007, respectively):

Net actuarial (gain) loss	$22,122	$(1,486)	$4,410	$(1,407)	$(139)	$(1,631)
Prior service cost (credit)	(2,449)
Reclassification of prior service credit (cost) to earnings	(3,099)			1,382	1,382	1,382
Reclassification of actuarial loss to earnings	(1,316)	(1,418)	(379)		(87)	(584)
Currency translation and other adjustments	28,516	(15,369)	1,139

Total recognized in AOCI	$43,774	$(18,273)	$5,170	$(25)	$1,156	$(833)

Net amount recognized in total periodic benefit cost and AOCI	$48,730	$(21,320)	$(604)	$(999)	$244	$(2,726)

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The amounts in AOCI on the consolidated statement of financial condition as of December 31, 2009 that are expected to be recognized as components of net periodic benefit cost (credit) for the year ending December 31, 2010 are as follows:

	Pension Plans	Post- Retirement Medical Plan	Total
Prior service (credit) cost	$3,211	$(1,023)	$2,188
Net actuarial (gain) loss	$834	$—	$834

The assumptions used to develop actuarial present value of the projected benefit obligation and net periodic pension cost are set forth below:

	Pension Plans As Of Or For the Years Ended December 31,			Post-Retirement Medical Plan As Of Or For the Years Ended December 31,
	2009	2008	2007	2009	2008	2007
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.7%	6.2%	5.8%	5.6%	5.8%	6.5%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.5%	5.8%	5.1%	5.8%	6.5%	5.5%
Expected long-term rate of return on plan assets	6.2%	6.3%	6.1%
Healthcare cost trend rates used to determine net periodic benefit cost:
Initial				9.0%	9.0%	10.0%
Ultimate				6.0%	6.0%	6.0%
Year ultimate trend rate achieved				2015	2014	2011

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The assumed cost of healthcare has an effect on the amounts reported for the Company’s post-retirement plans. A 1% change in the assumed healthcare cost trend rate would increase (decrease) our cost and obligation as follows:

	1% Increase		1% Decrease
	2009	2008	2009	2008
Cost	$45	$63	$(38)	$(53)
Obligation	$564	$805	$(490)	$(688)

Expected Benefit Payments—The following table summarizes the expected benefit payments for the Company’s plans for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

	Pension Plans	Post-Retirement Medical Plan
2010	$21,962	$353
2011	23,106	389
2012	23,090	425
2013	25,303	448
2014	24,964	447
2015-2019	157,840	2,059

Plan Assets—The following table presents the categorization of plan assets, measured at fair value as of December 31, 2009:

Asset Category
Equity Securities	$235,564
Debt Securities	279,961
Other (includes cash, annuities and accrued dividends)	9,131

Total	$524,656

At December 31, 2009, the Company’s U.S. pension plans had 50% of the plans’ assets invested in three exchange-traded mutual funds that invest in equity securities and 50% invested in an exchange-traded mutual fund that invests in debt securities. The Company’s non-U.S. pension plans did not have any individual investment holding that constituted more than 10% of plan assets as of December 31, 2009.

Investment Policies and Strategies—The primary investment goal is to ensure that the plans remain well funded, taking account of the likely future risks to investment returns and contributions. As a result, a portfolio of assets is maintained with appropriate liquidity and diversification that can be expected to generate long-term future returns that minimize the long-term costs of the pension plan without exposing the trust to an unacceptable risk of under-funding. The Company’s likely future ability to pay such contributions as are required to maintain the funded status of the plans over a reasonable time period is considered when determining the level of risk that is appropriate. All plan investments are classified as Level 1 investments and their fair values are based on market quotes.

Defined Contribution Plans—Pursuant to certain matching contributions, the Company contributes to employer sponsored defined contribution plans. Such contributions amounted to $8,409, $10,316 and $9,294 for the years ended December 31, 2009, 2008 and 2007, respectively, which are included in “compensation and benefits” expense on the consolidated statements of operations.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

19.	RESTRUCTURING PLAN

In February 2009, the Company announced a restructuring plan to optimize its mix of personnel, which included certain staff reductions and realignments of personnel. In connection with such plan, the Company recorded a charge of $62,550 (consisting of compensation-related expenses, including the acceleration of unrecognized expense pertaining to RSUs previously granted to individuals who were terminated pursuant to the restructuring, severance and benefit payments and other costs), with this charge partially offset by associated income tax and noncontrolling interest credits of $6,401 and $21,075, respectively.

As of December 31, 2009, the remaining liability associated with the restructuring plan was approximately $11,500. Such aggregate amount is reported within “accrued compensation and benefits” and “other liabilities” on the accompanying consolidated statement of financial condition as of December 31, 2009.

20.	INCOME TAXES

Lazard Ltd is subject to U.S. federal income taxes on its portion of Lazard Group’s operating income. Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income from its U.S. operations is generally not subject to U.S. federal income taxes, because such income is attributable to the partners. In addition, Lazard Group is subject to the UBT, which is attributable to Lazard Group’s operations apportioned to New York City. UBT is incremental to the U.S. federal statutory tax rate. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes.

The Company recorded income tax provisions of $6,011, $25,379 and $80,616 for the years ended December 31, 2009, 2008 and 2007, respectively, representing effective tax rates of (3.3)%, 101.0% and 19.3%, respectively. Excluding (i) the income tax benefit of $6,401 related to the $62,550 restructuring charge in 2009, (ii) the income tax benefit of $2,566 related to the $60,512 charge in 2009 for the acceleration of the unamortized portion of the previously awarded deferred cash incentive awards, (iii) the $86,514 charge in 2009 related to the acceleration of amortization expense associated with the vesting of RSU awards held by Lazard’s former Chairman and Chief Executive Officer as a result of his death in October 2009, for which there was no tax benefit, and (iv) the income tax benefit of $7,427 related to the $199,550 LAM Merger charge in 2008, the Company had income tax provisions of $14,978, $32,806 and $80,616 for the years ended December 31, 2009, 2008 and 2007, respectively, representing effective tax rates of 54.8%, 14.6% and 19.3%, respectively.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The components of the Company’s provision (benefit) for income taxes for the years ended December 31, 2009, 2008 and 2007, and a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rates for such periods are shown below.

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$(6,017)	$12,386	$2,709
Foreign	35,082	37,675	84,175
State and local (primarily UBT)	380	6,970	10,123

Total current	29,445	57,031	97,007

Deferred:
Federal	(19,287)	(14,393)	(9,392)
Foreign	(4,147)	(17,259)	(6,999)

Total deferred	(23,434)	(31,652)	(16,391)

Total	$6,011	$25,379	$80,616

	Year Ended December 31,
	2009	2008	2007
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Income of noncontrolling interests	(10.8)	(15.7)	(18.9)
Foreign source income (loss) not subject to U.S. income tax	20.2	(135.9)	(10.8)
Foreign taxes	(17.0)	81.2	18.5
State and local taxes (primarily UBT)	(0.2)	27.7	2.4
Change in valuation allowance	(32.8)	116.7	(5.5)
Other, net	2.3	(8.0)	(1.4)

Effective income tax rate	(3.3)%	101.0%	19.3%

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

	December 31,
	2009	2008
Deferred Tax Assets:
Basis adjustments (primarily as a result of the separation and recapitalization transactions that occurred during 2005 and from the secondary offerings)	$599,688	$441,423
Compensation and benefits	172,797	95,101
Net operating loss and tax credit carryforwards	95,696	37,172
Depreciation and amortization	10,720	9,341
Other	33,586	23,201

Gross deferred tax assets	912,487	606,238
Valuation allowance	(803,731)	(533,873)

Total deferred tax assets (net of valuation allowance)	$108,756	$72,365

Deferred Tax Liabilities:
Depreciation and amortization	$18,577	$18,515
Compensation and benefits	10,393	12,875
Goodwill	4,703	2,107
Other	13,284	4,207

Total deferred tax liabilities	$46,957	$37,704

The basis adjustments recorded as of December 31, 2009 and 2008 are primarily the result of:

•

purchases and redemptions of historical and working member interests consummated in connection with the separation and recapitalization of the Company, which resulted in deferred tax assets of $206,470 and $210,132 at December 31, 2009 and 2008, respectively,

•

basis step-ups for U.S. income tax purposes resulting from the exchange of LAZ-MD exchangeable interests and from the 2008 and 2009 Secondary Offerings, which resulted in deferred tax assets of $358,888 and $207,199 at December 31, 2009 and 2008, respectively,

•	tax basis step-up for U.S. income tax purposes on certain U.K. assets, which resulted in deferred tax assets of $28,861 and $24,092 at December 31, 2009 and 2008, respectively, and

•	basis step-up for payments made under the tax receivable agreement of $5,469 at December 31, 2009.

The deferred tax assets are offset by a valuation allowance of $803,731 and $533,873 at December 31, 2009 and 2008, respectively, due to the uncertainty of realizing the benefits of the book versus tax basis temporary differences and certain net operating loss carryforwards. The valuation allowance at December 31, 2009 reflects a net increase of $269,858 from the balance of $533,873 at December 31, 2008, and is primarily the result of the basis step-ups relating to the 2009 Secondary Offerings, the tax effect of temporary differences relating to compensation and benefits and net operating loss and tax credit carryforwards.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The Company’s net operating loss and tax credit carryforwards primarily relate to (i) carryforwards in the U.K. at December 31, 2009 and 2008, which may be carried forward indefinitely, subject to various limitations, and (ii) carryforwards in Italy and the U.S. at December 31, 2009 and 2008, which begin expiring in 2011.

UBT attributable to certain member distributions has been reimbursed by the members under an agreement with the Company.

The Company adopted accounting guidance for uncertainty in income taxes on January 1, 2007. The cumulative effect of the Company’s adoption of such guidance was a charge of $13,221 which is reflected in the January 1, 2007 balance of retained earnings.

With few exceptions, the Company is no longer subject to income tax examination by foreign tax authorities for years prior to 2005 and by U.S. federal, state and local tax authorities for years prior to 2006. While we are under examination in various tax jurisdictions with respect to certain open years, the Company believes that the result of any final determination related to these examinations is not expected to have a material impact on its financial statements. Developments with respect to such examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.

A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Year Ended December 31,
	2009	2008	2007
Balance, January 1 (excluding interest and penalties of $5,467, $5,195 and $5,132, respectively)	$46,725	$32,080	$32,388
Increases in gross unrecognized tax benefits relating to tax positions taken during:
Prior years	5,271	5,717	—
Current year	18,251	12,897	7,933
Decreases in gross unrecognized tax benefits relating to:
Tax positions taken during prior years	—	(393)	(7,052)
Settlements with tax authorities	—	(212)	(702)
Lapse of the applicable statute of limitations	(9,689)	(3,364)	(487)

Balance, December 31 (excluding interest and penalties of $7,247, $5,467 and $5,195, respectively)	$60,558	$46,725	$32,080

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Additional information with respect to unrecognized tax benefits is as follows:

	Year Ended December 31,
	2009	2008	2007
Unrecognized tax benefits at the end of the period that, if recognized, would favorably affect the effective tax rate (includes interest and penalties of $7,247, $5,467 and $5,195, respectively)	$41,405	$27,770	$25,477
Offset to deferred tax assets for unrecognized tax benefits	$26,400	$24,422	$11,798
Interest and penalties recognized in current income tax expense (after giving effect to the reversal of interest and penalties of $1,223, $1,730 and $1,002, respectively)	$1,780	$272	$63

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits recorded at December 31, 2009 will decrease within 12 months by an amount up to approximately $17,000 as a result of the lapse of the statute of limitations in various tax jurisdictions.

Tax Receivable Agreement

The redemption of historical partner interests in connection with the Company’s separation and recapitalization that occurred in May 2005 and the exchanges of LAZ-MD Holdings exchangeable interests for shares of Class A common stock in 2006, 2008 and 2009 have resulted, and future exchanges of LAZ-MD Holdings exchangeable interests for shares of Class A common stock may result, in increases in the tax basis of the tangible and/or intangible assets of Lazard Group. The tax receivable agreement dated as of May 10, 2005 with LFCM Holdings requires the Company to pay LFCM Holdings 85% of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of the above-mentioned increases in tax basis. During the years ended December 31, 2009, 2008 and 2007, the Company recorded a “provision (benefit) pursuant to tax receivable agreement” on the consolidated statements of operations of $(1,258), $17,084 and $17,104, respectively, with the liability related thereto at December 31, 2009 and 2008 of $15,684 and $36,111, respectively, included within “related party payables” on the consolidated statements of financial condition (see Note 22 of Notes to Consolidated Financial Statements). During the year ended December 31, 2009, the Company recorded a benefit related to the tax receivable agreement as a result of certain adjustments to previously recorded estimated provisions.

21.	NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK

The Company’s basic and diluted net income (loss) per share calculations for the years ended December 31, 2009, 2008 and 2007 are computed as described below.

Basic Net Income (Loss) Per Share

Numerator—utilizes net income (loss) attributable to Lazard Ltd for the years ended December 31, 2009, 2008 and 2007, plus applicable adjustments to such net income (loss) associated with the inclusion of shares of Class A common stock issuable in connection with both the LAM Merger and business acquisitions, as described in Notes 8 and 9, respectively, of Notes to Consolidated Financial Statements.

Denominator—utilizes the weighted average number of shares of Class A common stock outstanding for the years ended December 31, 2009, 2008 and 2007, plus applicable adjustments to such shares associated with shares of Class A common stock issuable in connection with the LAM Merger and business acquisitions.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Diluted Net Income (Loss) Per Share

Numerator—utilizes net income (loss) attributable to Lazard Ltd for the years ended December 31, 2009, 2008 and 2007 as in the basic net income (loss) per share calculation described above, plus, to the extent applicable and dilutive, (i) interest expense on convertible debt and the ESUs, (ii) changes in net income attributable to noncontrolling interests resulting from assumed share issuances in connection with DSUs, RSUs, ESUs, convertible debt and convertible preferred stock and (iii) income tax related to (i) and (ii) above.

Denominator—utilizes the weighted average number of shares of Class A common stock outstanding for the years ended December 31, 2009, 2008 and 2007 as in the basic net income (loss) per share calculation described above, plus, to the extent dilutive, the incremental number of shares of Class A common stock to settle DSU and RSU awards, ESUs, convertible debt and convertible preferred stock, using the treasury stock method or the “if converted” method, as applicable.

The calculations of the Company’s basic and diluted net income (loss) per share and weighted average shares outstanding for the years ended December 31, 2009, 2008 and 2007 are presented below:

	Year Ended December 31,
	2009	2008	2007
Net income (loss) attributable to Lazard Ltd	$(130,242)	$3,138	$155,042
Add - adjustment associated with Class A common stock issuable relating to the LAM Merger and business acquisitions	(1,292)	484	678

Net income (loss) attributable to Lazard Ltd - basic	(131,534)	3,622	155,720
Add - dilutive effect, as applicable, of:
Adjustments to income relating to interest expense and changes in net income (loss) attributable to noncontrolling interests resulting from assumed share issuances in connection with DSUs, RSUs, ESUs, convertible debt and convertible preferred stock, net of tax	—	—	17,623

Net income (loss) attributable to Lazard Ltd - diluted	$(131,534)	$3,622	$173,343

Weighted average number of shares of Class A common stock outstanding	75,220,897	59,178,407	50,875,372
Add - adjustment for shares of Class A common Stock issuable relating to the LAM Merger and business acquisitions	3,091,050	1,696,327	310,267

Weighted average number of shares of Class A common stock outstanding - basic	78,311,947	60,874,734	51,185,639
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares issuable from DSUs, RSUs, ESUs, convertible debt and convertible preferred stock	—	—	11,026,978

Weighted average number of shares of Class A common stock outstanding - diluted	78,311,947	60,874,734	62,212,617

Net income (loss) attributable to Lazard Ltd per share of Class A common stock:
Basic	$(1.68)	$0.06	$3.04

Diluted	$(1.68)	$0.06	$2.79

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

For the years ended December 31, 2009, 2008 and 2007, the LAZ-MD Holdings exchangeable interests were antidilutive (and consequently the effect of their conversion into shares of Class A common stock has been excluded from the calculation of diluted net income (loss) per share).

22.	RELATED PARTIES

Amounts receivable from, and payable to, related parties as of December 31, 2009 and 2008 are set forth below:

	December 31,
	2009	2008
Receivables
LFCM Holdings	$14,212	$10,377
Other	203	—

Total	$14,415	$10,377

Payables
LFCM Holdings	$17,431	$36,815
Other	19	396

Total	$17,450	$37,211

LFCM Holdings

LFCM Holdings owns and operates the capital markets business and fund management activities, as well as other specified non-operating assets and liabilities, that were transferred to it by Lazard Group (referred to as the “separated businesses”) in May 2005 and is owned by the current and former working members, including certain of Lazard’s current and former managing directors (which also include our executive officers) who are also members of LAZ-MD Holdings. In addition to the master separation agreement, which effected the separation and recapitalization that occurred in May 2005, LFCM Holdings entered into an insurance matters agreement and a license agreement that addressed various business matters associated with the separation, as well as several other agreements discussed below.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The services provided pursuant to the administrative services agreement by Lazard Group to LFCM Holdings and by LFCM Holdings to Lazard Group generally expired December 31, 2008, and were subject to automatic annual renewal, unless either party gives 180 days’ notice of termination. As of December 31, 2009, neither party has given the required notice of termination, and the agreement has been automatically renewed for a period of one year. LFCM Holdings and Lazard Group have a right to terminate the services earlier if there is a change of control of either party or the business alliance provided in the business alliance agreement (described below) expires or is terminated. The party receiving a service may also terminate a service earlier upon 180 days’ notice as long as the receiving party pays the service provider an additional three months of service fee for the terminated service. In addition, in connection with the various agreements entered into regarding the CP II MgmtCo Spin-Off, Lazard Group agreed to provide certain specified services to LFCM Holdings (which, in turn, LFCM Holdings may provide to CP II MgmtCo) and to generally not terminate such specified services until June 30, 2010.

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

For the years ended December 31, 2009, 2008 and 2007, amounts recorded by Lazard Group relating to administrative and support services under the administrative services agreement amounted to $9,717, $7,138 and $3,769, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $12,301, $26,472 and $31,722, respectively. Amounts relating to administrative and support services under the administrative services agreement are reported as reductions to operating expenses. Net referral fees for underwriting transactions under the business alliance agreement are reported as reductions to “revenue-other”. Net referral fees for private placement, M&A and restructuring transactions under the business alliance agreement are reported as reductions to advisory fee revenue.

In connection with the separation, Lazard Group transferred to LFCM Holdings its ownership interest in Panmure Gordon & Co. plc (“PG&C”). Lazard Group and LFCM Holdings agreed to share any net cash proceeds derived prior to May 2013 from any subsequent sale by LFCM Holdings of the shares it owns in PG&C. As a result of LFCM Holdings selling a portion of its interest in PG&C in June 2007, the Company recorded a gain of $9,296, which is included in “revenue-other” on the consolidated statement of operations for the year ended December 31, 2007. The above-mentioned transaction resulted in a $4,025 increase in operating income for year ended December 31, 2007. As of December 31, 2009 and 2008, LFCM Holdings owned 8.24% and 15.6% of PG&C, respectively.

Under a master separation agreement and a related lease indemnity agreement, dated as of May 10, 2005 and related agreements, LFCM Holdings is obligated to indemnify Lazard Group for certain liabilities relating to abandoned leased

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

space in the U.K. The net present value of the receivable due from LFCM Holdings with respect to such indemnification at December 31, 2009 and 2008 was $1,180 and $4,085, respectively. The balance is due based on a schedule of periodic payments through May 10, 2010.

The remaining receivables from LFCM Holdings and its subsidiaries as of December 31, 2009 and 2008 primarily include $5,891 and $4,949, respectively, related to administrative and support services and reimbursement of expenses incurred on behalf of LFCM Holdings and $6,202 and $1,087, respectively, related to referral fees for underwriting and private placement transactions. Payables to LFCM Holdings and its subsidiaries at December 31, 2009 and 2008 relate primarily to obligations pursuant to the tax receivable agreement of $15,684 and $36,111, respectively (see Note 20 of Notes to Consolidated Financial Statements) and $1,747 and $704, respectively, principally relating to referral fees for Financial Advisory transactions.

See Note 16 of Notes to Consolidated Financial Statements for information regarding the 2008 Secondary Offering for which LCM participated as an underwriter. In addition, see Notes 10 and 15 of Notes to Consolidated Financial Statements for information regarding the CP MgmtCo Spin-Off and Sapphire, respectively.

LAZ-MD Holdings

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the years ended December 31, 2009, 2008 and 2007, such charges amounted to $750, $750 and $1,300, respectively.

Other

For the year ended December 31, 2008, expenses recorded by Lazard Group relating to referral fees for restructuring transactions and fee sharing with MBA amounted to $2,397. There were no such amounts for the years ended December 31, 2009 and 2007. At December 31, 2008, the balance of such related party transactions are included within related party payables in the accompanying consolidated statement of financial condition.

23.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At December 31, 2009, LFNY’s regulatory net capital was $45,417, which exceeded the minimum requirement by $35,843.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Services Authority. At December 31, 2009, the aggregate regulatory net capital of the U.K. Subsidiaries was $153,043, which exceeded the minimum requirement by $115,198.

CFLF, through which non-corporate finance advisory activities are carried out in France, is subject to regulation by the Commission Bancaire and the Comité des Etablissements de Crédit et des Entreprises

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

d’Investissement for its banking activities conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), are subject to regulation and supervision by the Autorité des Marchés Financiers. At December 31, 2009, the consolidated regulatory net capital of CFLF was $191,636, which exceeded the minimum requirement set for regulatory capital levels by $86,219.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At December 31, 2009, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $77,725, which exceeded the minimum required capital by $55,381.

At December 31, 2009, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

On December 11, 2009, the U.S. House of Representatives passed The Wall Street Reform and Consumer Protection Act of 2009 (the “2009 Act”). The 2009 Act is currently pending in the U.S. Senate. We are not able to predict what action or changes, if any, will result from the Senate’s consideration of the 2009 Act. We currently are in the process of examining the potential impact of the 2009 Act on us and the SIBHC program, but, given the uncertainty of possible changes to the 2009 Act, we are not able to predict the ultimate effect on us and the SIBHC program.

24.	SEGMENT INFORMATION

The Company’s reportable segments offer different products and services and are managed separately as different levels and types of expertise are required to effectively manage the segments’ transactions. Each segment is reviewed to determine the allocation of resources and to assess its performance. The Company’s principal operating activities are included in two business segments: Financial Advisory (which includes providing general strategic and transaction-specific advice on M&A and other strategic matters, restructurings, capital structure, capital raising and various other corporate finance matters), and Asset Management (which includes the management of equity and fixed income securities and alternative investment and private equity funds). In addition, the Company records selected other activities in its Corporate segment, including management of cash, certain investments and the commercial banking activities of LFB. The Company also allocates outstanding indebtedness to its Corporate segment.

The Company’s segment information for the years ended December 31, 2009, 2008 and 2007 is prepared using the following methodology:

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

There were no clients for the years ended December 31, 2009, 2008 and 2007 that individually constituted more than 10% of the net revenue of either of the Company’s business segments.

Management evaluates segment results based on net revenue and operating income and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		As Of Or For The Year Ended December 31,
		2009	2008	2007
Financial Advisory	Net Revenue	$986,820	$1,022,913	$1,240,177
	Operating Expenses (a)	998,727	796,970	920,705

	Operating Income (Loss) (b)	$(11,907)	$225,943	$319,472

	Total Assets	$706,785	$739,444	$811,752

Asset Management	Net Revenue	$601,652	$614,781	$724,751
	Operating Expenses (a)	504,452	678,170	539,800

	Operating Income (Loss) (b)	$97,200	$(63,389)	$184,951

	Total Assets	$702,775	$419,858	$580,716

Corporate	Net Revenue	$(57,954)	$(80,487)	$(47,239)
	Operating Expenses (a)	209,573	56,927	38,889

	Operating Income (Loss) (b)	$(267,527)	$(137,414)	$(86,128)

	Total Assets	$1,738,202	$1,703,629	$2,447,945

Total	Net Revenue	$1,530,518	$1,557,207	$1,917,689
	Operating Expenses (a)	1,712,752	1,532,067	1,499,394

	Operating Income (Loss) (b)	$(182,234)	$25,140	$418,295

	Total Assets	$3,147,762	$2,862,931	$3,840,413

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

(a)	Operating expenses include depreciation and amortization of property as set forth in table below.

	Year Ended December 31,
	2009	2008	2007
Financial Advisory	$5,933	$5,583	$4,508
Asset Management	3,557	3,451	2,888
Corporate	13,051	11,791	9,338

Total	$22,541	$20,825	$16,734

(b)	Operating income (loss) in 2009 and 2008 was significantly impacted by certain special items. Such impact, including the amounts attributable to each of the Company’s business segments, are described in the table below:

	Year Ended December 31,
	2009	2008	2007
Financial Advisory
Operating income (loss), as reported above	$(11,907)	$225,943	$319,472
Special item:
Acceleration of amortization expense related to previously awarded deferred cash incentive awards	48,533

Operating income, excluding impact of special item	$36,626	$225,943	$319,472

Asset Management
Operating income (loss), as reported above	$97,200	$(63,389)	$184,951
Special items:
Impact of the LAM Merger		197,550
Acceleration of amortization expense related to previously awarded deferred cash incentive awards	7,508

Operating income, excluding impact of special items	$104,708	$134,161	$184,951

Corporate
Operating loss, as reported above	$(267,527)	$(137,414)	$(86,128)
Special items:
Impact of the LAM Merger		2,000
Restructuring expense	62,550
Acceleration of amortization expense related to the vesting of RSUs held by Lazard’s former Chairman and Chief Executive Officer	86,514
Acceleration of amortization expense related to previously awarded deferred cash incentive awards	4,471

Operating loss, excluding impact of special items	$(113,992)	$(135,414)	$(86,128)

Consolidated
Operating income (loss), as reported above	$(182,234)	$25,140	$418,295
Special items:
Impact of the LAM Merger		199,550
Restructuring expense	62,550
Acceleration of amortization expense related to the vesting of RSUs held by Lazard’s former Chairman and Chief Executive Officer	86,514
Acceleration of amortization expense related to previously awarded deferred cash incentive awards	60,512

Operating income, excluding impact of special items	$27,342	$224,690	$418,295

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

	As Of Or For The Year Ended December 31,
	2009	2008	2007
Net Revenue:
United States	$803,859	$793,023	$970,932
United Kingdom	191,521	224,520	275,536
France	247,510	257,381	358,074
Other Western Europe	176,450	159,141	186,270
Rest of World	111,178	123,142	126,877

Total	$1,530,518	$1,557,207	$1,917,689

Operating Income (Loss):
United States	$(155,645)	$(52,658)	$212,713
United Kingdom	(11,485)	22,915	59,363
France	(9,143)	21,609	94,582
Other Western Europe	(5,463)	16,941	26,365
Rest of World	(498)	16,333	25,272

Total (c)	$(182,234)	$25,140	$418,295

Identifiable Assets:
United States	$1,589,720	$1,145,737	$1,480,346
United Kingdom	277,751	250,788	352,695
France	908,137	1,128,714	1,518,606
Other Western Europe	163,899	176,282	216,094
Rest of World	208,255	161,410	272,672

Total	$3,147,762	$2,862,931	$3,840,413

(c)	As described in Note (b) above, operating income (loss) in 2009 and 2008 was significantly impacted by certain special items as described therein.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

25.    SUBSEQUENT EVENTS

Retirement Policy—In January 2010, the Company amended its retirement policy with respect to RSU awards. Such amendment served to modify the retirement eligibility requirements of existing and future RSU awards, and, as such, Lazard accelerated the recognition of compensation expense for the affected RSU awards. Accordingly, the Company expects to record a pre-tax, non-cash charge to compensation and benefits expense of approximately $24,800 in the first quarter of 2010.

Restructuring—In February 2010, the Company announced a plan of selective staff reductions. In connection with such plan, the Company expects to record a pre-tax charge in the first quarter of 2010 of approximately $90,000 (principally consisting of compensation-related expenses, including the acceleration of unrecognized expense pertaining to RSUs previously granted to individuals who are being terminated pursuant to the restructuring).

The above charges will be partially offset by the applicable income tax and noncontrolling interest credits.

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY RESULTS (UNAUDITED)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2009 and 2008. These quarterly results were prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	2009 Fiscal Quarter
	First	Second	Third	Fourth	Year
	(dollars in thousands, except per share data)
Net revenue	$248,395	$375,625	$411,715	$494,783	$1,530,518
Operating expenses	339,164	318,679	338,550	716,359	1,712,752

Operating income (loss)	$(90,769)	$56,946	$73,165	$(221,576)	$(182,234)

Net income (loss)	$(86,594)	$43,427	$53,197	$(198,275)	$(188,245)
Less - net income (loss) attributable to noncontrolling interests	(33,098)	15,240	15,779	(55,924)	(58,003)

Net income (loss) attributable to Lazard Ltd	$(53,496)	$28,187	$37,418	$(142,351)	$(130,242)

Attributable to Lazard Ltd Class A common stockholders:
Net income (loss) per share of common stock:
Basic	$(0.77)	$0.38	$0.47	$(1.64)	$(1.68)
Diluted	$(0.77)	$0.34	$0.41	$(1.64)	$(1.68)
Dividends declared per share of common stock	$ 0.10	$0.10	$0.125	$0.125	$ 0.45

	2008 Fiscal Quarter
	First	Second	Third	Fourth	Year
	(dollars in thousands, except per share data)
Net revenue	$308,079	$467,388	$405,820	$375,920	$1,557,207
Operating expenses	290,057	379,650	540,533	321,827	1,532,067

Operating income (loss)	$18,022	$87,738	$(134,713)	$54,093	$25,140

Net income (loss)	$13,182	$69,628	$(143,017)	$59,968	$(239)
Less - net income (loss) attributable to noncontrolling interests	5,383	35,311	(66,060)	21,989	(3,377)

Net income (loss) attributable to Lazard Ltd	$7,799	$34,317	$(76,957)	$37,979	$3,138

Attributable to Lazard Ltd Class A common stockholders:
Net income (loss) per share of common stock:
Basic	$0.16	$0.61	$(1.17)	$0.54	$0.06
Diluted	$0.14	$0.54	$(1.17)	$0.50	$0.06
Dividends declared per share of common stock	$0.10	$0.10	$ 0.10	$0.10	$0.40

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2009 (the end of the period covered by this Annual Report on Form 10-K). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Mr. Ashish Bhutani and Mr. Gary Parr have each agreed to join the Board of Directors of Lazard Ltd and Lazard Group LLC effective as of March 8, 2010 and to be named as a Vice Chairman of Lazard.

Mr. Bhutani, age 49, is a Vice Chairman and Managing Director of Lazard and has been the Chief Executive Officer of LAM since March 2004. Mr. Bhutani previously served as Head of New Products and Strategic Planning for LAM from June 2003 to March 2004. Prior to joining Lazard, he was Co-Chief Executive Officer North America of Dresdner Kleinwort Wasserstein from 2001 to the end of 2002, and was a member of its Global Corporate and Markets Board, and a member of the Global Executive Committee. Mr. Bhutani worked at Wasserstein Perella Group (the predecessor to Dresdner Kleinwort Wasserstein) from 1989 to 2001, serving as Deputy Chairman of Wasserstein Perella Group and Chief Executive Officer of Wasserstein Perella Securities from 1994 to 2001. Mr. Bhutani began his career at Salomon Brothers in 1985, where he was a Vice President in Fixed Income. Mr. Bhutani is a member of the Board of Directors of four registered investment companies, which are part of the Lazard fund complex.

Mr. Parr, age 52, is a Vice Chairman and Managing Director of Lazard having previously served as Deputy Chairman of Lazard from April 2003 until November 2009. For over 25 years, he has focused on providing strategic advice to financial institutions worldwide. Prior to joining Lazard, Mr. Parr was with Morgan Stanley, serving in numerous capacities, including Vice-Chairman–Institutional Securities and Investment Banking, Chairman and Head of the Global Financial Institutions Group and Co-Head of the Global Mergers and Acquisitions Department. Prior to joining Morgan Stanley, Mr. Parr was with a group from First Boston that formed Wasserstein Perella, where he rose to become Co-President.

Steven J. Golub, who recently served as Interim Chief Executive Officer of Lazard from October 14, 2009 until November 16, 2009, has relinquished his role as an executive officer of Lazard and Chairman of its Financial Advisory Group. Mr. Golub will continue as a Vice Chairman and Managing Director of Lazard.

There have been no new contracts or arrangements or amendments to prior contracts or arrangements entered into as a result of the forgoing appointments.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding members of the Board of Directors, including its audit committee and audit committee financial experts, as well as information regarding our Code of Business Conduct and Ethics that applies to our chief executive officer and senior financial officers, will be presented in Lazard Ltd’s definitive proxy statement for its 2010 annual general meeting of shareholders, which will be held on April 27, 2010, and is incorporated herein by reference. Information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Lazard Ltd’s definitive proxy statement for its 2010 annual general meeting of shareholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding executive officer and director compensation will be presented in Lazard Ltd’s definitive proxy statement for its 2010 annual general meeting of shareholders, which will be held on April 27, 2010, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related shareholder matters will be presented in Lazard Ltd’s definitive proxy statement for its 2010 annual general meeting of shareholders, which will be held on April 27, 2010, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 regarding securities issued under our 2005 Equity Incentive Plan and 2008 Incentive Compensation Plan.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	2008 Incentive Compensation Plan(1)	8,009,981	(3)		(4)	28,945,010
Equity compensation plans not approved by security holders	2005 Equity Incentive Plan(2)	15,460,978	(3)		(4)	3,450,260	(5)

Total		23,470,959	(3)			32,395,270

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

(2)	Our 2005 Equity Incentive Plan was established prior to our equity public offering in May 2005 and, as a result, did not require approval by security holders.
(3)

Represents outstanding stock unit awards, after giving effect to forfeitures, as of December 31, 2009. As of that date, the only grants made under the 2005 Equity Incentive Plan and 2008 Incentive Compensation Plan have been in the form of stock unit awards. See Note 17 of Notes to Consolidated Financial Statements for a description of the plans.

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

Information regarding certain relationships and related transactions will be presented in Lazard Ltd’s definitive proxy statement for its 2010 annual general meeting of shareholders, which will be held on April 27, 2010, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be presented in Lazard Ltd’s definitive proxy statement for its 2010 annual general meeting of shareholders, which will be held on April 27, 2010, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof and in Part II, Item 8 hereof.

2.	Financial Statement Schedule

The financial statement schedule required in the Annual Report on Form 10-K is listed on page F-1 hereof. The required schedule appears on pages F-2 through F-8 hereof.

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

2.3	Second Amendment dated as of May 7, 2008, to the Master Separation Agreement dated as of May 10, 2005, as amended, by and among Lazard Ltd, Lazard Group LLC and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K
(File No. 001-32492) filed on May 8, 2008).

2.4	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

3.1	Certificate of Incorporation and Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.2	Certificate of Incorporation in Change of Name of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.3	Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

3.4	First Amendment to Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 9, 2008).

4.1	Form of Specimen Certificate for Class A common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

4.2	Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.3	Amended and Restated Third Supplemental Indenture, dated as of May 15, 2008, by and among Lazard Group LLC and The Bank of New York, as trustee (and incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K (Commission File No. 333-126751) filed on May 16, 2008).

4.4	Fourth Supplemental Indenture, dated as of June 21, 2007, between Lazard Group LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on June 22, 2007).

4.5	Form of Senior Note (included in Exhibit 4.3).

10.1	Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006, by and among LAZ-MD Holdings LLC, the Registrant and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.2	First Amendment, dated as of May 7, 2008, to the Amended and Restated Stockholders’ Agreement dated as of November 6, 2006, between LAZ-MD Holdings LLC and Lazard Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 9, 2008).

10.3	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.4	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

10.5	Amendment No. 2, dated as of May 7, 2008, to the Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 8, 2008).

10.6	Tax Receivable Agreement, dated as of May 10, 2005, by and among Ltd Sub A, Ltd Sub B and LFCM Holdings LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.7	Employee Benefits Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8	Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9	License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company, LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co. Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.10	Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.11	Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.12	Amendment and Consent, dated February 9, 2009, to the Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.13	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.14	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.15	Lease with an Option to Purchase, dated as of July 11, 1990, by and between Sicomibail and Finabail and SCI du 121 Boulevard Hausmann (English translation) (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.16	Occupational Lease, dated as of August 9, 2002, by and among Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.17*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.18*	Lazard Ltd’s 2008 Incentive Compensation Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.19*	2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.20*	Amended and Restated Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of January 29, 2008, by and among Lazard Ltd, Lazard Group LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report (File No. 001-32492) on Form 8-K filed on February 1, 2008).

10.21*	Agreement Relating to Reorganization of Lazard, dated as of May 10, 2005, by and among Lazard LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.22*	Amended and Restated Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 7, 2008, by and among the Registrant, Lazard Group LLC and Steven J. Golub (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report (File No. 001-32492) on Form 8-K filed on May 8, 2008).

10.23*	Amendment No. 1, dated as of February 26, 2009, to the Amended and Restated Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 7, 2008, by and among Lazard Ltd, Lazard Group LLC and Steven J. Golub (incorporated by reference to Exhibit 10.23 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.24*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for, each of Michael J. Castellano, Scott D. Hoffman and Charles G. Ward III (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.25*	Form of First Amendment, dated as of May 7, 2008, to Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, for each of Michael J. Castellano, Scott D. Hoffman and Charles G. Ward, III (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 8, 2008).

10.26*	Second Amendment, dated as of February 26, 2009, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005 (as amended from time to time), for Michael J. Castellano (incorporated by reference to Exhibit 10.26 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.27*	Form of Agreements Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.28*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between Lazard Group LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.29*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, by and between Lazard Group LLC and Kenneth M. Jacobs.

10.30*	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.31*	Acknowledgement Letter, dated as of November 6, 2006 from Lazard Group LLC to certain managing directors of Lazard Group LLC modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.32	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.33	Registration Rights Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.34	Letter Agreement, dated as of May 10, 2005, with Bruce Wasserstein family trusts (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.35	Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.36	First Amendment, dated as of March 28, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.34 to Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.37	Second Amendment, dated as of May 17, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8- K (File No. 001-32492) filed on May 17, 2006).

10.38	Third Amendment, dated as of June 18, 2007, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on June 22, 2007).

10.39*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.40*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.41*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.42*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.41 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.43*	Form of Agreement evidencing a grant of Deferred Cash Award to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.44	Termination Agreement, dated as of March 31, 2006, by and among Banca Intesa S.p.A., Lazard Group LLC and Lazard & Co. S.r.l. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on April 4, 2006).

10.45	Amended and Restated $150 Million Subordinated Convertible Promissory Note due 2018, issued by Lazard Funding LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 17, 2006).

10.46	Amended and Restated Guaranty of Lazard Group LLC to Banca Intesa S.p.A., dated as of May 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 17, 2006).

10.47*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.48*	First Amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 1, 2007).

10.49	Agreement and Plan of Merger, dated as of August 14, 2008, by and among Lazard Ltd, LAZ Sub I, Lazard Asset Management LLC and Lazard Asset Management Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on August 15, 2008).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Michael J. Castellano.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Michael J. Castellano.

*	Management contract or compensatory plan or arrangement.

LAZARD LTD

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

ITEMS 15 (a)(1) AND 15 (a)(2)

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2009 AND 2008

(dollars in thousands, except per share data)

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$1,686	$1,801
Investments in subsidiaries, equity method	(1,691,559)	(1,614,667)
Due from subsidiaries	2,045,899	1,863,571

Total assets	$356,026	$250,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Due to subsidiaries	$382	$46
Other liabilities	253	79

Total liabilities	635	125

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A—26,883 and 31,745 shares issued and outstanding at December 31, 2009 and 2008, respectively	—	—
Series B—no shares issued and outstanding	—	—
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 92,165,912 and 76,294,912 shares issued at December 31, 2009 and 2008, respectively, including shares held by a subsidiary as indicated below)	922	763
Class B, par value $.01 per share (1 share authorized, issued and outstanding at December 31, 2009 and 2008)	—	—
Additional paid-in-capital	549,931	429,694
Retained earnings	52,726	221,410
Accumulated other comprehensive loss, net of tax	(57,048)	(79,435)

	546,531	572,432
Class A common stock held by a subsidiary, at cost (5,850,775 and 9,376,162 shares at December 31, 2009 and 2008, respectively)	(191,140)	(321,852)

Total stockholders’ equity	355,391	250,580

Total liabilities and stockholders’ equity	$356,026	$250,705

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
REVENUE
Equity in earnings (losses) of subsidiaries	$(193,493)	$(50,044)	$109,644
Interest income	64,884	54,714	46,607
Other	2	2	—

Total revenue	(128,607)	4,672	156,251
Interest expense	—	47	129

Net revenue	(128,607)	4,625	156,122

OPERATING EXPENSES
Professional services	1,504	1,345	941
Other	131	142	139

Total operating expenses	1,635	1,487	1,080

NET INCOME (LOSS)	$(130,242)	$3,138	$155,042

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(130,242)	$3,138	$155,042
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash transactions in net income (loss):
Equity in (earnings) losses of subsidiaries	193,493	50,044	(109,644)
Amortization of stock units	1,316	1,331	821
Changes in due to/from subsidiaries	(31,354)	(29,637)	(25,813)
Changes in other operating assets and liabilities	174	(130)	(1,988)

Net cash provided by operating activities	33,387	24,746	18,418

CASH FLOWS FROM FINANCING ACTIVITIES:
Class A common stock dividends	(33,451)	(23,056)	(18,308)
Other financing activities	(51)	(12)	—

Net cash used in financing activities	(33,502)	(23,068)	(18,308)

Net increase (decrease) in cash and cash equivalents	(115)	1,678	110
Cash and cash equivalents, January 1	1,801	123	13

Cash and cash equivalents, December 31	$1,686	$1,801	$123

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(dollars in thousands)

	Preferred Stock				Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By A Subsidiary		Total Lazard Ltd Stockholders’ Equity (Deficiency)
	Series A		Series B
	Shares	$	Shares	$	Shares(*)	$				Shares	$
Balance - January 1, 2007	—	$—	—	$—	51,554,069	$516	$(396,792)	$114,387	$32,494	115,000	$(4,179)	$(253,574)
Adjustment to reclass noncontrolling interest deficit							152,868		(17,334)			135,534

	—	—	—	—	51,554,069	516	(243,924)	114,387	15,160	115,000	(4,179)	(118,040)

Comprehensive income (loss):
Net income								155,042				155,042
Other comprehensive income (loss) - net of tax:
Currency translation adjustments									10,076			10,076
Amortization of interest rate hedge									532			532
Net unrealized loss on available-for-sale securities									(324)			(324)
Employee benefit plans:
Net actuarial loss									(1,663)			(1,663)
Adjustment for items reclassified to earnings									(203)			(203)

Comprehensive income												163,460

Preferred stock and Class A common stock issued/issuable in connection with acquisitions and related amortization	36,607	—	277	—			53,559					53,559
Issuances of Class A common stock in exchange for Lazard Group common membership interests					191,757	1	(1)					—
Repurchase of common membership interests from LAZ-MD Holdings							(10,555)					(10,555)
Amortization of stock units							51,453					51,453
Dividend-equivalents							2,570	(2,570)				—
Class A common stock dividends								(18,308)				(18,308)
Purchase of Class A common stock										1,678,600	(68,052)	(68,052)
Delivery of Class A common stock for settlement of vested RSUs							(2,956)			(80,754)	2,935	(21)
Adjustment related to noncontrolling interest							30,816		147			30,963

Balance – December 31, 2007	36,607	$—	277	$—	51,745,826	$517	$(119,038)	$248,551	$23,725	1,712,846	$(69,296)	$84,459

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007—(Continued)

(dollars in thousands)

	Preferred Stock				Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By A Subsidiary		Total Lazard Ltd Stockholders’ Equity
	Series A		Series B
	Shares	$	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2008	36,607	$—	277	$—	51,745,826	$517	$(119,038)	$248,551	$23,725	1,712,846	$(69,296)	$84,459

Comprehensive income (loss):
Net income								3,138				3,138
Other comprehensive income (loss) - net of tax:
Currency translation adjustments									(95,198)			(95,198)
Amortization of interest rate hedge									778			778
Available-for-sale securities:
Net unrealized loss									(25,496)			(25,496)
Adjustment for items reclassified to earnings									3			3
Employee benefit plans:
Net actuarial gain									8,834			8,834
Adjustment for items reclassified to earnings									77			77

Comprehensive loss												(107,864)

Class A common stock issued/issuable in connection with business acquisitions and related amortization					203,890	2	4,662					4,664
Conversion of Series A and Series B preferred stock issued in connection with prior year’s business acquisition into Class A common stock	(4,862)	—	(277)	—	450,259	5	(5)					—
Class A common stock issuable in connection with LAM Merger and related amortization							64,512					64,512
Repurchase of common membership interests from LAZ-MD Holdings							(1,597)					(1,597)
Amortization of stock units							147,763					147,763
Dividend-equivalents							7,211	(7,223)				(12)
Class A common stock dividends								(23,056)				(23,056)
Purchase of Class A common stock										8,308,170	(277,064)	(277,064)
Delivery of Class A common stock for settlement of vested RSUs and DSUs							(29,024)			(644,854)	24,508	(4,516)
Class A common stock issued in connection with:
Settlement of the purchase contracts forming part of the ESUs					14,582,750	146	272,930					273,076
Exchange for Lazard Group common membership interests, including in connection with secondary offering					9,312,188	93	(93)					—
Other							144					144
Adjustment related to noncontrolling interests							82,229		7,842			90,071

Balance – December 31, 2008	31,745	$—	—	$—	76,294,913	$763	$429,694	$221,410	$(79,435)	9,376,162	$(321,852)	$250,580

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007—(Continued)

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Class A Common Stock Held By A Subsidiary		Total Lazard Ltd Stockholders’ Equity

	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2009	31,745	$—	76,294,913	$763	$429,694	$221,410	$(79,435)	9,376,162	$(321,852)	$250,580

Comprehensive income (loss):
Net loss						(130,242)				(130,242)
Other comprehensive income (loss) - net of tax:
Currency translation adjustments							37,355			37,355
Amortization of interest rate hedge							803			803
Available-for-sale securities:
Net unrealized gain							20,575			20,575
Adjustment for items reclassified to earnings							945			945
Employee benefit plans:
Prior service costs							(11,290)			(11,290)
Net actuarial loss							(13,573)			(13,573)
Adjustment for items reclassified to earnings							2,260			2,260

Comprehensive loss										(93,167)

Class A common stock issued/issuable in connection with business acquisitions and LAM Merger and related amortization			1,473,866	15	28,126					28,141
Conversion of Series A preferred stock into Class A common stock	(4,862)	—	479,732	5	(5)					—
Amortization of stock units					268,129					268,129
Dividend-equivalents					4,951	(4,991)				(40)
Class A common stock dividends						(33,451)				(33,451)
Purchase of Class A common stock								1,984,997	(50,479)	(50,479)
Delivery of Class A common stock for settlement of vested RSUs and DSUs					(194,670)			(5,510,384)	181,191	(13,479)
Repurchase of common membership interests from LAZ-MD Holdings					(9,900)					(9,900)
Class A common stock issued in exchange for Lazard Group common membership interests, including in connection with secondary offerings			13,917,402	139	(139)					—
Adjustments related to noncontrolling interests					23,745		(14,688)			9,057

Balance – December 31, 2009	26,883	$—	92,165,913	$922	$549,931	$52,726	$(57,048)	5,850,775	$(191,140)	$355,391

(*)

Includes 51,745,825, 76,294,912 and 92,165,912 shares of the Company’s Class A common stock issued at December 31, 2007, 2008 and 2009, respectively, and 1 share of the Company’s Class B common stock at each such date.

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

The Parent Company Financial Statements as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosures in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable. Actual results could differ materially from these estimates.

The Parent Company Financial Statements include investments in subsidiaries, accounted for under the equity method.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2010

LAZARD LTD

By:	/s/ Kenneth M. Jacobs

Kenneth M. Jacobs
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Kenneth M. Jacobs Kenneth M. Jacobs	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ Michael J. Castellano Michael J. Castellano	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010

/s/ Ronald J. Doerfler Ronald J. Doerfler	Director	February 26, 2010

/s/ Laurent Mignon Laurent Mignon	Director	February 26, 2010

/s/ Steven J. Heyer Steven J. Heyer	Director	February 26, 2010

/s/ Sylvia Jay Sylvia Jay	Director	February 26, 2010

/s/ Ellis Jones Ellis Jones	Director	February 26, 2010

/s/ Vernon E. Jordan, Jr. Vernon E. Jordan, Jr.	Director	February 26, 2010

/s/ Philip A. Laskawy Philip A. Laskawy	Director	February 26, 2010

II-1

Signature	Capacity	Date

/s/ Hal S. Scott Hal S. Scott	Director	February 26, 2010

/s/ Michael J. Turner Michael J. Turner	Director	February 26, 2010

II-2