Form 10-K
period 2010-12-31
Lazard Ltd
filed 2011-02-28
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2010 was approximately $2,909,921,164.

As of January 31, 2011, there were 119,697,936 shares of the Registrant’s Class A common stock (including 6,847,508 shares held by a subsidiary) and one share of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2011 annual general meeting of shareholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13 and 14.

LAZARD LTD

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

i

Part I

When we use the terms “Lazard”, “we”, “us”, “our”, and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd has no material operating assets other than indirect ownership as of December 31, 2010 of approximately 94.0% of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

Item 1.	Business

We are one of the world’s preeminent financial advisory and asset management firms and have long specialized in crafting solutions to the complex financial and strategic challenges of our clients. We serve a diverse set of clients around the world, including corporations, partnerships, institutions, governments and high-net worth individuals. The first Lazard partnership was established in 1848. Over time we have extended our activities beyond our roots in New York, Paris and London. We currently operate from 41 cities in key business and financial centers across 26 countries throughout Europe, North America, Asia, Australia, the Middle East and Central and South America.

The Separation and Recapitalization

On May 10, 2005, we completed the equity public offering (the “equity public offering”) of Class A common stock of Lazard Ltd (“Class A common stock”), the public offering of equity security units of Lazard Ltd, the private placements under an investment agreement with IXIS Corporate & Investment Bank (“IXIS” or, following its merger with and into its parent, “Natixis”) and the private offering of the 7.125% senior notes due 2015 of Lazard Group, primarily to recapitalize Lazard Group. We refer to these financing transactions and the recapitalization, collectively, as the “recapitalization.” As part of the recapitalization, Lazard Group used the net proceeds from the financing transactions primarily to redeem the outstanding Lazard Group membership interests of certain of its historical partners.

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

Financial Advisory

We offer corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”) and other strategic matters, restructurings, capital structure, capital raising and various other corporate finance matters. We focus on solving our clients’ most complex problems, providing advice to senior management, boards of directors and business owners of prominent companies and institutions in transactions that typically are of significant strategic and financial importance to them.

We continue to build our Financial Advisory business by fostering long-term, senior level relationships with existing and new clients as their independent advisor on strategic transactions. We seek to build and sustain long-term relationships with our clients rather than focusing simply on individual transactions, a practice that we believe enhances our access to senior management of major corporations and institutions around the world. We emphasize providing clients with senior level focus during all phases of transaction execution.

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

For the years ended December 31, 2010, 2009 and 2008, the Financial Advisory segment net revenue totaled $1.120 billion, $987 million and $1.023 billion, respectively, accounting for approximately 59%, 65% and 66%, respectively, of our consolidated net revenue for such years. We earned $1 million or more from 255 clients, 257 clients and 220 clients for the years ended December 31, 2010, 2009 and 2008, respectively. For the years ended December 31, 2010, 2009 and 2008, the ten largest fee paying clients constituted approximately 16%, 17% and 20% of our Financial Advisory segment net revenue, respectively, with no client individually having constituted more than 10% of segment net revenue during any of these years. For the years ended December 31, 2010, 2009 and 2008, the Financial Advisory segment reported operating income (loss) of $169 million, $(12) million and $226 million, respectively. Operating income in 2010 and 2009 included charges of approximately $20 million and $49 million, respectively, representing the portion of special items (as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 23 of Notes to Consolidated Financial Statements) that are applicable to the Financial Advisory segment. Excluding the impact of such special items, our Financial Advisory segment had operating income of $189 million, $37 million and $226 million in the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, 2009 and 2008, the Financial Advisory segment had total assets of $799 million, $707 million and $739 million, respectively.

We believe that we have been pioneers in offering financial advisory services on an international basis, with the establishment of our New York, Paris and London offices dating back to the nineteenth century. We maintain a major local presence in the U.S., the United Kingdom (the “U.K.”) and France, including a network of regional branch offices in the U.S. and France, as well a presence in Argentina, Australia, Belgium, Brazil, Chile, Colombia, Dubai, Germany, Hong Kong, India, Italy, Japan, the Netherlands, Panama, Peru, Singapore, South Korea, Spain, Sweden, Switzerland, Uruguay and mainland China.

Over the past several years, our Financial Advisory segment has made several business acquisitions and entered into certain other business relationships. On August 13, 2007, we acquired all of the outstanding ownership interests of Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies. On July 31, 2007, Lazard Ltd acquired all of the outstanding shares of Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”), an Australia-based financial advisory firm, and concurrently sold such investment to Lazard Group. Furthermore, on June 19, 2007, we entered into a joint cooperation agreement with Raiffeisen Investment AG (“Raiffeisen”) for merger and acquisition advisory services in Russia and the Central and Eastern European (the “CEE”) region. This cooperation agreement is currently in the process of being renewed. The cooperation between us and Raiffeisen, one of the CEE region’s top M&A advisors, provides domestic, international and cross-border expertise within Russia and the CEE region. In addition, on January 31, 2008, we acquired a 50% interest in Merchant Bankers Asociados (“MBA”), an Argentina-based financial advisory services firm with offices across Central and South America and the parent company of MBA Banco de Inversiones. In February 2009, we entered into a strategic alliance with a financial advisory firm in Mexico to provide global M&A advisory services for clients, both inside and outside of Mexico, who are seeking to acquire or sell assets in Mexico or have interests in other financial transactions with companies in Mexico, and to provide restructuring advisory services to clients in Mexico.

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

Services Offered

We advise clients on a wide range of strategic and financial issues. When we advise clients on the potential acquisition of another company, business or certain assets, our services include evaluating potential acquisition targets, providing valuation analyses, evaluating and proposing financial and strategic alternatives and rendering, if appropriate, fairness opinions. We also may advise as to the timing, structure, financing and pricing of a proposed acquisition and assist in negotiating and closing the acquisition. In addition, we may assist in executing an acquisition by acting as a dealer-manager in transactions structured as a tender or exchange offer.

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

Since the beginning of the financial crisis that began in mid-2007, we have been at the forefront of providing independent advice to governments and governmental agencies challenged by the current troubled environment. Lazard’s Sovereign Advisory Group is also highly active, advising a number of countries with respect to sovereign debt.

In connection with the separation, we entered into a business alliance agreement dated as of May 10, 2005 by and among Lazard Group, LAZ-MD Holdings LLC (“LAZ-MD Holdings”, an entity owned by Lazard Group’s current and former managing directors, including executive officers) and LFCM Holdings (the “business alliance agreement”), pursuant to which a subsidiary of LFCM Holdings generally underwrites and distributes U.S. securities offerings originated by our Financial Advisory business in a manner intended to be similar to our practice prior to the separation, with revenue from such offerings generally continuing to be divided evenly between Lazard Group and LFCM Holdings.

Staffing

We staff our assignments with a team of quality professionals who have appropriate product and industry expertise. We pride ourselves on, and we believe we differentiate ourselves from our competitors by, being able to offer a high level of attention from senior personnel to our clients and organizing ourselves in such a way that managing directors who are responsible for securing and maintaining client relationships also actively participate in providing related transaction execution services. Our managing directors have significant experience, and many of them are able to use this experience to advise on both M&A and restructuring transactions, depending on our clients’ needs. Many of our managing directors and senior advisors come from diverse backgrounds, such as senior executive positions at corporations and in government, law and strategic consulting, which we believe enhances our ability to offer sophisticated advice and customized solutions to our clients. As of December 31, 2010, our Financial Advisory segment had 129 managing directors, 673 other professionals (which includes directors, vice presidents, associates and analysts) and 222 support staff personnel.

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

In addition to our Mergers and Acquisitions and Restructuring practices, we also maintain specialties in the following distinct practice areas within our Financial Advisory segment:

•	government advisory,

•	capital structure and debt advisory,

•	fund raising for alternative investment funds,

•	private investment in public equities, or “PIPES”, and

•	corporate finance and other advisory services, including convertible exchange transactions, Registered Direct offerings and private placements.

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

•

expanding the breadth and depth of our industry expertise and selectively adding new practice areas, such as our capital structure advisory effort to help corporations and governments in addressing the significant deleveraging that is occurring in the developed markets,

•

coordinating our industry specialty activities on a global basis and increasing the integration of our industry experts in mergers and acquisitions with our Restructuring and Capital Markets professionals, and

•

broadening our geographic presence by adding new offices, including, since the beginning of 2007, offices in Australia (Melbourne and Perth), Switzerland (Zurich) and United Arab Emirates (Dubai City), as well as new regional offices in the U.S. (Boston, Minneapolis, Charlotte and Washington DC), acquiring a 50% interest in a financial advisory firm with offices in Central and South America (Argentina, Chile, Colombia, Panama, Peru and Uruguay) and entering into a joint cooperation agreement in Eastern Europe and Russia, as well as a strategic alliance with a financial advisory firm in Mexico.

In addition to the investments made as part of this strategy, we believe that the following external market factors may enable our Financial Advisory business to benefit by:

•	increasing demand for independent, unbiased financial advice, and

•	a potential increase in cross-border M&A and large capitalization M&A, two of our areas of historical specialization.

Going forward, our strategic emphasis in our Financial Advisory business is to leverage the investments we have made in recent years to grow our business and drive our productivity. We continue to seek to opportunistically attract outstanding individuals to our business. We routinely reassess our strategic position and may in the future seek opportunities to further enhance our competitive position. In this regard, since 2007, as described above, we broadened our geographic footprint through acquisitions, investments and alliances.

Relationship with Natixis

Lazard Group and Natixis have in place a cooperation arrangement to place and underwrite securities in the French capital markets under a common brand, currently “Lazard-Natixis,” and cooperate in their respective origination, syndication, placement and other activities, whose term continues through July 8, 2012. This arrangement primarily covers French listed companies included in the Société des Bourses Francaises (“SBF”) 120 Index and initial public offerings with an expected resulting market capitalization of at least €500 million.

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

As of December 31, 2010, total assets under management (“AUM”) were $155.3 billion, of which approximately 85% was invested in equities, 11% in fixed income, 3% in alternative investments, and 1% in private equity funds. As of the same date, approximately 30% of our AUM was invested in international (i.e., non-U.S. and regional non-U.S.) investment strategies, 50% was invested in global investment strategies and 20% was invested in U.S. investment strategies, and our top ten clients accounted for 22% of our total AUM. Approximately 90% of our AUM as of that date was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 10% of our AUM as of December 31, 2010 was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

The charts below illustrate the mix of our AUM as of December 31, 2010, measured by broad product strategy and by office location.

For the years ended December 31, 2010, 2009 and 2008, our Asset Management segment net revenue totaled $850 million, $602 million and $615 million, respectively, accounting for approximately 45%, 39% and 39%, respectively, of our consolidated net revenue for such years. For the years ended December 31, 2010, 2009 and 2008, Asset Management reported operating income (loss) of $265 million, $97 million and $(63) million, respectively. Operating income (loss) in 2010, 2009 and 2008 included charges of $3 million, $8 million and approximately $197 million, respectively, representing the portion of the special items (as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 23 of Notes to Consolidated Financial Statements) that are applicable to the Asset Management segment. Excluding the impact of such special items, our Asset Management segment had operating income of $268 million, $105 million and $134 million in the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, 2009 and 2008, our Asset Management segment had total assets of $687 million, $703 million and $420 million, respectively.

LAM and LFG

Our largest Asset Management subsidiaries are Lazard Asset Management LLC and its subsidiaries (“LAM”), with offices in New York, San Francisco, Boston, Chicago, Toronto, Montreal, London, Milan, Frankfurt, Hamburg, Tokyo, Hong Kong, Sydney, Seoul and Bahrain (aggregating approximately $140.6 billion in total AUM as of December 31, 2010), and Lazard Frères Gestion SAS (“LFG”), with offices in Paris and Brussels (aggregating approximately $13.5 billion in total AUM as of December 31, 2010). These operations, with 630 employees as of December 31, 2010, provide our business with both a global presence and a local identity.

Primary distinguishing features of these operations include:

•	a global footprint with global research, global mandates and global clients,

•

a broad-based team of approximately 250 investment professionals at December 31, 2010: LAM had approximately 215 investment professionals, including approximately 95 focused, in-house, investment analysts across all products and platforms, many of whom have substantial industry or sector specific expertise, and LFG had approximately 35 investment professionals, including research analysts,

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

At LAM, we conduct investment research on a global basis to develop market, industry and company specific insights and evaluate investment opportunities. The LAM global equity analysts, located in our worldwide offices, are organized around six global industry sectors:

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
Equities

Global

Large Capitalization

Small Capitalization

Emerging Markets

Thematic

Convertibles*

Listed Infrastructure

Quantitative

EAFE (Non-U.S.)

Large Capitalization

Small Capitalization

Multi-Capitalization

Quantitative

Global Ex

Global Ex-U.K.

Global Ex-Japan

Global Ex-Australia

Pan-European

Large Capitalization

Small Capitalization

Quantitative

Eurozone

Large Capitalization**

Small Capitalization**

Continental European

Small Cap

Multi Cap

Eurozone (i.e., Euro Bloc)

Euro-Trend (Thematic)

U.S.

Large Capitalization**

Mid Capitalization

Small/Mid Capitalization

Multi-Capitalization

Other

U.K. (Large Capitalization)

U.K. (Small Capitalization)

U.K. Quantitative

Australia

France (Large Capitalization)*

France (Small Capitalization)*

Japan**

Korea

Fixed Income and Cash Management	Global Core Fixed Income High Yield Short Duration Emerging Markets Fixed Income	Pan-European Core Fixed Income High Yield Cash Management* Duration Overlay Eurozone Fixed Income** Cash Management* Corporate Bonds**	U.S. Core Fixed Income High Yield Short Duration Municipals Cash Management* Non-U.S. U.K. Fixed Income

Alternative	Global Fund of Hedge Funds Fund of Closed-End Funds (Long and Long/Short) Convertible Arbitrage/Relative Value Emerging Income	Regional European Explorer (Long/Short) Japan (Long/Short)

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

Distribution.    We distribute our products through a broad array of marketing channels on a global basis. LAM’s marketing, sales and client service efforts are organized through a global market delivery and service network, with distribution professionals located in cities including New York, San Francisco, London, Milan, Frankfurt, Hamburg, Tokyo, Sydney, Hong Kong, Bahrain and Seoul. We have developed a well-established presence in the institutional asset management arena, managing money for corporations, labor unions, sovereign wealth funds and public pension funds around the world. In addition, we manage assets for insurance companies, savings and trust banks, endowments, foundations and charities.

We also have become a leading firm in third-party distribution, managing mutual funds and separately managed accounts for many of the world’s largest broker-dealers, insurance companies, registered advisors and other financial intermediaries. In the area of wealth management, we cater to family offices and private clients.

LFG markets and distributes its products through 22 sales professionals based in France, who directly target both individual and institutional investors.

In June 2009, the Company formed a new wealth management subsidiary, Lazard Wealth Management LLC (“Lazard Wealth Management”). Lazard Wealth Management provides customized investment management and financial planning services to high net worth investors in the U.S. Lazard Wealth Management works with investors to construct, implement and monitor an asset allocation strategy designed to meet the individual client’s investment objectives, integrating tax planning, estate planning, philanthropic interests and legacy planning with investment and risk management services. Lazard Wealth Management is registered as an investment adviser with the United States Securities and Exchange Commission (the “SEC”). As of December 31, 2010, Lazard Wealth Management had 20 employees.

Strategy

Our strategic plan in our Asset Management business is to focus on delivering superior investment performance and client service and broadening our product offerings and distribution in selected areas in order to continue to drive improved business results. Over the past several years, in an effort to improve LAM’s operations and expand our business, we have:

•	focused on enhancing our investment performance,

•	improved our investment management platform by adding a number of senior investment professionals (including portfolio managers and analysts),

•	continued to strengthen our marketing and consultant relations capabilities,

•	expanded our product platform, including the addition of a new emerging markets debt team, and

•	continued to expand LAM’s geographic reach, including through opening offices in Hong Kong and Bahrain.

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

As a part of the separation in 2005, we transferred to LFCM Holdings all of our alternative investment activities at that time, except for Fonds Partenaires Gestion SA (“FPG”), our private equity business in France, which, until September 30, 2009, was a subsidiary of our Paris-based banking affiliate, Lazard Frères Banque SA (“LFB”). We also transferred to LFCM Holdings certain principal investments by Lazard Group in the funds managed by the separated businesses. Effective September 30, 2009, the Company sold FPG.

LFCM Holdings operates the alternative investment business (including private equity activities) transferred to it in the separation. Consistent with our intent to support the development of the alternative investment business, including investing capital in funds managed or formed by Lazard Alternative Investments Holdings LLC (“LAI”), a subsidiary of LFCM Holdings, and in order to benefit from what we believe to be the potential of this business, we are entitled to receive from LFCM Holdings all or a portion of the payments from the incentive distributions attributable to these funds (net of compensation payable to investment professionals who manage these funds) pursuant to the business alliance agreement. In addition, pursuant to the business alliance agreement, we retained an option to acquire the North American and European fund management activities of LAI and have the right to participate in the oversight of LFCM Holdings’ funds and consent to certain actions. On December 15, 2009, Lazard Group exercised its option to acquire the European fund management activities of LAI. The remaining option to purchase the North American fund management activities is currently exercisable at any time prior to May 10, 2014 (see Note 21 of Notes to Consolidated Financial Statements). We will continue to abide by our obligations with respect to transferred funds. From time to time, we have considered exercising the option with respect to the remaining activities in North America.

Since 2005, consistent with our obligations to LFCM Holdings, we have engaged in a number of alternative investments and private equity activities. In February 2009 the business alliance agreement was amended to remove certain restrictions on the Company engaging in private equity businesses in North America and to reduce the price of our option to acquire the fund management activities of LAI in North America. We continue to explore and discuss opportunities to expand the scope of our alternative investment and private equity activities in Europe, the U.S. and elsewhere. These opportunities could include internal growth of new funds and direct investments by us, partnerships or strategic relationships, investments with third parties or acquisitions of existing funds or management companies. In that regard, on July 15, 2009, the Company established a private equity business with The Edgewater Funds (“Edgewater”), a Chicago-based private equity firm, through the acquisition of Edgewater’s management vehicles. The acquisition was structured as a purchase by Lazard of interests in a holding company that owns interests in the general partner and management company entities of the current Edgewater private equity funds (the “Edgewater Acquisition”) (see Note 9 of Notes to Consolidated Financial Statements). As of December 31, 2010, Edgewater, with 18 employees, had approximately $1.0 billion of AUM and unfunded fee-earning commitments. Also, consistent with our obligations to LFCM Holdings, we may explore discrete capital markets opportunities. See Notes 14 and 21 of Notes to Consolidated Financial Statements for additional information regarding alternative investments, including certain matters with respect to Corporate Partners II Limited (“CP II MgmtCo.”).

CWC operates our private equity business in Australia, which, as of December 31, 2010, had 8 employees and approximately $200 million of private equity AUM.

Employees

We believe that our people are our most important asset, and it is their reputation, talent, integrity and dedication that underpin our success. As of December 31, 2010, we employed 2,332 people, which included 129 managing directors and 673 other professionals in our Financial Advisory segment and 64 managing directors and 315 other professionals in our Asset Management segment. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees worldwide. We generally utilize an evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for improved performance. Generally, our employees are not subject to any collective bargaining agreements, except that our employees in certain of our European offices, including France and Italy, are covered by national, industry-wide collective bargaining agreements. We believe that we have good relations with our employees.

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

While our competitors vary by country in our Mergers and Acquisitions practice, we believe our primary competitors in securing M&A advisory engagements are Bank of America, Barclays, Citigroup, Credit Suisse, Deutsche Bank AG, Goldman Sachs & Co., JPMorgan Chase, Mediobanca, Morgan Stanley, Rothschild and UBS. In our Restructuring practice, our primary competitors are The Blackstone Group, Evercore Partners, Greenhill & Co., Houlihan Lokey, Moelis & Company and Rothschild.

We believe that our primary global competitors in our Asset Management business include, in the case of LAM, Alliance Bernstein, Brandes Investment Partners, Capital Management & Research, Fidelity, Invesco, Lord Abbett, Aberdeen and Schroders and, in the case of LFG, private banks with offices in France as well as large institutional banks and fund managers. We face competition in private equity both in the pursuit of outside investors for our private equity funds and the acquisition of investments in attractive portfolio companies. We compete with hundreds of other funds, many of which are subsidiaries of or otherwise affiliated with large financial service providers.

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

Regulation

Our businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our stockholders or creditors. Many of our affiliates that participate in securities markets are subject to comprehensive regulations that include some form of capital structure regulations and customer protection rules. In the U.S., certain of our subsidiaries are subject to such regulations promulgated by the SEC or Financial

Industry Regulatory Authority (“FINRA”) (formerly the NASD) or the Municipal Securities Rulemakers Board (the “MSRB”). Standards, requirements and rules implemented throughout the European Union are broadly comparable in scope and purpose to the regulatory capital and customer protection requirements imposed under the SEC and FINRA rules. European Union directives also permit local regulation in each jurisdiction, including those in which we operate, to be more restrictive than the requirements of such European Union-wide directives. These sometimes burdensome local requirements can result in certain competitive disadvantages to us.

In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. FINRA is a voluntary, self-regulatory body composed of members, such as our broker-dealer subsidiaries, that have agreed to abide by FINRA’s rules and regulations. The MSRB is also a voluntary, self-regulatory body, composed of members, including “municipal advisors”, that have agreed to abide by the MSRB’s rules and regulations. The SEC, FINRA, MSRB and non-U.S. regulatory organizations may examine the activities of, and may expel, fine and otherwise discipline us and our employees. The laws, rules and regulations comprising this framework of regulation and the interpretation and enforcement of existing laws, rules and regulations are constantly changing, particularly in light of the extraordinary disruption and volatility in the global financial markets experienced in recent years. The effect of any such changes cannot be predicted and may impact the manner of operation and profitability of our company.

Our principal U.S. broker-dealer subsidiary, Lazard Frères & Co. LLC (“LFNY”), through which we conduct most of our U.S. Financial Advisory business, is currently registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in all 50 U.S. states, the District of Columbia and Puerto Rico. As such, LFNY is subject to regulations governing effectively every aspect of the securities business, including minimum capital requirements, record-keeping and reporting procedures, relationships with customers, experience and training requirements for certain employees, and business procedures with firms that are not members of certain regulatory bodies. LFNY is also currently registered with the SEC and the MSRB as a “municipal advisor”, a new registration category that includes placement agents that solicit investments from public pension funds on behalf of investments funds. The MSRB has adopted, and is in the process of adopting, additional rules to govern municipal advisors, including “pay-to-play” rules and rules regarding professional standards, and LFNY is subject to those rules. Lazard Asset Management Securities LLC, a subsidiary of LAM, is registered as a broker-dealer with the SEC and FINRA and in all 50 U.S. states, the District of Columbia and Puerto Rico. Lazard Middle Market LLC, a subsidiary of GAHL, is registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in various U.S. states and territories.

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

Lazard Ltd is currently subject to supervision by the SEC as a Supervised Investment Bank Holding Company (“SIBHC”). As a SIBHC, Lazard Ltd is subject to group-wide supervision, which requires it to compute allowable capital and risk allowances on a consolidated basis. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), provides for the elimination of the SEC’s SIBHC program on July 21, 2011. Following this elimination, we will be required to be regulated on a comprehensive basis by another regulatory body, either in the U.S. or Europe, pursuant to relevant rules in Europe. The Dodd-Frank Act allows certain securities holding companies seeking consolidated supervision to elect to be regulated by the Board of Governors of the Federal Reserve. The Dodd-Frank Act could have other effects on us, which we are currently in the process of examining, including the impact of the elimination of the SIBHC program and the effects of various new regulations mandated by the Dodd-Frank Act.

Over the last several years, global financial markets experienced extraordinary disruption and volatility. As a result, the U.S. and other governments have taken actions, and may continue to take further actions, in response to this disruption and volatility, including expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect of any such expanded or new standards, requirements and rules is uncertain and could have adverse consequences to our business and results of operations.

Executive Officers of the Registrant

Set forth below are the name, age, present title, principal occupation and certain biographical information for each of our executive officers as of February 22, 2011, all of whom have been appointed by, and serve at the pleasure of, our board of directors.

Kenneth M. Jacobs, 52

Mr. Jacobs has served as Chairman and Chief Executive Officer of Lazard Ltd and Lazard Group LLC since November 2009. Mr. Jacobs served as a Managing Director of Lazard since 1991 and had been a deputy chairman of Lazard from January 2002 until November 2009. He had also served as Chief Executive Officer of Lazard North America beginning in 2002. Mr. Jacobs initially joined Lazard in 1988. Mr. Jacobs is a member of the Board of Trustees of the University of Chicago and the Brookings Institution.

Michael J. Castellano, 64

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

Ashish Bhutani, 50

Mr. Bhutani is a Vice Chairman and Managing Director of Lazard and has been the Chief Executive Officer of LAM since March 2004. Mr. Bhutani has served as a director of Lazard Ltd and Lazard Group since March 2010. Mr. Bhutani previously served as Head of New Products and Strategic Planning for LAM from June 2003 to March 2004. Prior to joining Lazard, he was Co-Chief Executive Officer, North America, of Dresdner Kleinwort Wasserstein from 2001 to the end of 2002, and was a member of its Global Corporate and Markets Board, and a member of the Global Executive Committee. Mr. Bhutani worked at Wasserstein Perella Group (the predecessor to Dresdner Kleinwort Wasserstein) from 1989 to 2001, serving as Deputy Chairman of Wasserstein Perella Group and Chief Executive Officer of Wasserstein Perella Securities from 1994 to 2001. Mr. Bhutani began his career at Salomon Brothers in 1985, where he was a Vice President in Fixed Income. Mr. Bhutani is a member of the Board of Directors of four registered investment companies, which are part of the Lazard fund complex.

Scott D. Hoffman, 48

Mr. Hoffman has served as General Counsel of Lazard Ltd since May 2005. Mr. Hoffman has served as a Managing Director of Lazard Group since January 1999 and General Counsel of Lazard Group since January 2001. Mr. Hoffman previously served as Vice President and Assistant General Counsel from February 1994 to December 1997 and as a Director from January 1998 to December 1998. Prior to joining Lazard, Mr. Hoffman was an attorney at Cravath, Swaine & Moore LLP. Mr. Hoffman is a member of the Board of Trustees of the New York University School of Law.

Alexander F. Stern, 44

Mr. Stern has served as Chief Operating Officer of Lazard Ltd and Lazard Group LLC since November 2008. He has served as a Managing Director since January 2002 and as the Firm’s Global Head of Strategy since February 2006. Mr. Stern previously served as a Vice President in Lazard’s Financial Advisory business from January 1998 to December 2000 and as a Director from January 2001 to December 2001. Mr. Stern joined Lazard in 1994 and previously held various positions with Patricof & Co. Ventures and IBM.

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

You should carefully consider the following risks and all of the other information set forth in this Form 10-K, including our consolidated financial statements and related notes. The risk factors set forth below primarily relate to the business of Lazard Group. These risks also affect Lazard Ltd because Lazard Ltd has no material operating assets as of December 31, 2010 other than indirect ownership of approximately 94.0% of the common membership interests in Lazard Group and its controlling interest in Lazard Group. The following risks comprise material risks of which we are aware. If any of the events or developments described below actually occurred, our business, financial condition or results of operations would likely suffer.

Risks Relating to the Financial Services Industry and Financial Markets

In 2007 through 2009, the U.S. and global capital markets and the economy generally experienced significant deterioration and volatility, which has had negative repercussions on the global economy, and any return to such deterioration and volatility could present challenges for our business.

Commencing in 2007 and continuing through 2009, certain adverse financial developments have impacted the U.S. and global capital markets. These developments included a general slowing of economic growth both in the U.S. and globally, substantial volatility in equity securities markets, and volatility and tightening of liquidity in credit markets. In addition, concerns over increasing unemployment levels, declining business and consumer confidence, volatile energy costs, geopolitical issues and a declining real estate market in the U.S. and elsewhere have contributed to increased volatility and diminished expectations for the economy and the markets going forward. Although the level of volatility in the equity securities markets and credit markets has declined, many of these concerns remain present. For example, investor concerns about the financial health of certain European countries caused market disruptions in 2010. If the 2007-2009 levels of market disruption and volatility return, or if current conditions materially worsen, our business may be adversely affected, which may have a material impact on our business and results of operations.

The full extent of the effects of governmental economic and regulatory involvement in the wake of disruption and volatility in global financial markets is uncertain.

As a result of market volatility and disruption in recent years, the U.S. and other governments have taken unprecedented steps to try to stabilize the financial system, including investing in financial institutions and taking certain regulatory actions. The full extent of the effects of these actions and legislative and regulatory initiatives

(including the Dodd-Frank Act) effected in connection with, and as a result of, such extraordinary disruption and volatility is uncertain, both as to the financial capital markets and participants in general, and as to us in particular.

The level of soundness of our clients and other financial institutions could adversely affect us.

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

As of December 31, 2010, our authorized and unissued shares of common stock include (i) approximately 7.7 million shares of our common stock underlying the outstanding LAZ-MD Holding exchangeable membership interests, (ii) approximately 22.1 million and approximately 122 thousand shares of our common stock underlying the restricted stock units (“RSUs”) and deferred stock units (“DSUs”), respectively, that have been granted pursuant to Lazard Ltd’s 2005 Equity Incentive Plan (the “2005 plan”) and 2008 Incentive Compensation Plan (the “2008 plan”), (iii) approximately 2.6 million shares of our common stock issuable or otherwise deliverable upon conversion of our outstanding $150 million subordinated convertible note and (iv) approximately 2.3 million shares of our common stock that are issuable in connection with the LAM Merger (the “LAM Merger”). In addition, the following shares are issuable in connection with the acquisitions of CWC, GAHL and Edgewater: (A) approximately 1.3 million shares of our common stock that are issuable on a non-contingent basis, (B) shares of our common stock that are issuable upon the noncontingent conversion of approximately 5 thousand shares of our Series A preferred stock, with the number of shares of our common stock dependent, in part, upon future prices of our common stock, (C) approximately 17 thousand shares of our Series A preferred stock that are contingently convertible into shares of our common stock, with the number of such shares of our common stock dependent upon the future performance of GAHL and CWC and (D) up to approximately 1.1 million shares of our common stock issuable in connection with the Edgewater acquisition, which shares will be issued and paid only if certain performance thresholds for the next two Edgewater funds are met.

We cannot predict whether, when and how many shares of our common stock will be sold into the market and the effect, if any, that the possibility of market sales of shares of our common stock, the actual sale of such shares or the availability of such shares will have on the market price of our common stock or our ability to raise capital through the issuance of equity securities from time to time.

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

Lazard Group has experienced several significant events in recent years. In general, our industry continues to experience change and exerts competitive pressures for retaining top talent, which makes it more difficult for us to retain professionals. If any of our managing directors and other key professional employees were to join an existing competitor, form a competing company or otherwise leave us, some of our clients could choose to use the services of that competitor or some other competitor instead of our services. The employment arrangements, non-competition agreements and retention agreements we have or will enter into with our managing directors and other key professional employees may not prevent our managing directors and other key professional employees from resigning from practice or competing against us. In addition, these arrangements and agreements have a limited duration and will expire after a certain period of time. We continue to be subject to intense competition in the financial services industry regarding the recruitment and retention of key professionals, and have experienced departures from and added to our professional ranks as a result. Changes to our employee compensation arrangements, such as changes to the composition between cash and deferred compensation, may result in increased compensation and benefits expense in a particular year. Our compensation levels, results of operations and financial position may be significantly affected by many factors, including general economic and market conditions, our operating and financial performance, staffing levels and competitive pay conditions.

Difficult market conditions can adversely affect our business in many ways, including by reducing the volume of the transactions involving our Financial Advisory business and reducing the value or performance of the assets we manage in our Asset Management business, which, in each case, could materially reduce our revenue or income and adversely affect our financial position.

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. The financial environment in the U.S. and globally has been volatile during recent years. Unfavorable economic and market conditions can adversely affect our financial performance in both the Financial Advisory and Asset Management businesses.

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

Our Asset Management business also would be expected to generate lower revenue in a market or general economic downturn. Under our Asset Management business’ arrangements, investment advisory fees we receive typically are based on the market value of AUM. Accordingly, a decline in the prices of securities, such as that which occurred on a global basis in 2008, or in specific geographic markets or sectors that constitute a significant portion of our AUM (i.e., our emerging markets strategies), would be expected to cause our revenue and income to decline by:

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

If our Asset Management revenue declines without a commensurate reduction in our expenses, our net income would be reduced. In addition, in the event of a market downturn, our alternative investment and private equity practice also may be impacted by reduced exit opportunities in which to realize the value of its investments.

A majority of our revenue is derived from Financial Advisory fees, which are not long-term contracted sources of revenue and are subject to intense competition, and declines in our Financial Advisory engagements could have a material adverse effect on our financial condition and results of operations.

We historically have earned a substantial portion of our revenue from advisory fees paid to us by our Financial Advisory clients, which fees usually are payable upon the successful completion of a particular transaction or restructuring. For example, for the year ended December 31, 2010, Financial Advisory services accounted for approximately 59% of our consolidated net revenue. We expect that we will continue to rely on Financial Advisory fees for a substantial portion of our revenue for the foreseeable future, and a decline in our advisory engagements or the market for advisory services would adversely affect our business, financial condition and results of operations.

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

We intend to expand our participation in alternative investment activities through investments in new and successor funds, and we may exercise our option under the business alliance agreement between Lazard Group and LFCM Holdings to acquire the alternative investment business and related principal investments from LFCM Holdings in North America (see Note 21 of Notes to Consolidated Financial Statements for a description of the CP II MgmtCo Spin-Off, the exercise of the option to acquire the European fund management activities of Lazard Alternative Investments Holdings LLC and related transactions). In addition, during July 2009, the Company established a private equity business with Edgewater.

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

We invest capital in various types of debt securities and in equities in order to seed LAM equity and alternative investment funds, and for general corporate purposes. Such investments are subject to market fluctuations due to changes in the market prices of securities, interest rates or other market factors, such as liquidity. These investments are adjusted for accounting purposes to fair value at the end of each quarter regardless of our intended holding period, with such gains or losses reflected in revenue, and therefore may increase the volatility of our earnings, even though such gains or losses may not be realized.

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

As of December 31, 2010, Lazard Group and its subsidiaries had approximately $1.25 billion in debt (including capital lease obligations) outstanding, of which $529 million and $548 million relate to Lazard Group senior notes that mature in 2015 and 2017, respectively. This debt has certain mandated payment obligations, which may constrain our ability to operate our business. In addition, in the future we may need to incur debt or issue equity in order to fund our working capital requirements or refinance existing indebtedness, as well as to make acquisitions and other investments. The amount of our debt obligations may impair our ability to raise debt or issue equity for financing purposes. Our access to funds also may be impaired if regulatory authorities take significant action against us, or if we discover that any of our employees had engaged in serious unauthorized or illegal activity. In addition, our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. These ratings are assigned by rating agencies, which may reduce or withdraw their ratings or place us on “credit watch” with negative implications at any time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may pursue acquisitions, joint ventures or cooperation agreements that could present unforeseen integration obstacles or costs.

We routinely assess our strategic position and may in the future seek acquisitions or other transactions to further enhance our competitive position. We have in the past pursued joint ventures and other transactions aimed at expanding the geography and scope of our operations. During 2007, we acquired all of the outstanding ownership interests of GAHL and CWC, we entered into a joint cooperation agreement with Raiffeisen and we entered into a shareholders agreement to acquire a 50% interest in MBA. During 2009, we established a private equity business with Edgewater. We expect to continue to explore acquisitions and partnership or strategic alliance opportunities that we believe to be attractive.

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

From 2007 through 2009, the U.S. and global financial markets experienced extraordinary disruption and volatility. As a result, the U.S. and other governments have taken actions, and may continue to take further actions, in response to this disruption and volatility, including expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect of any such expanded or new standards, requirements and rules is uncertain and could have adverse consequences to our business and results of operations. For example, in July 2010, the Dodd-Frank Act was signed into law. While we currently are in the process of examining the potential impact of the Dodd-Frank Act and related regulations, we are not able to predict the ultimate effect on us.

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

Specific regulatory changes also may have a direct impact on the revenue of our Asset Management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. For example, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, is periodically reexamined and may in the future be limited or modified. Although a substantial portion of the research relied on by our Asset Management business in the investment decision-making process is generated internally by our investment analysts, external research, including external research paid for with soft dollars, is important to the process. This external research generally is used for information gathering or verification purposes, and includes broker-provided research, as well as third-party provided databases and research services. For the year ended December 31, 2010, our Asset Management business obtained research and other services through third-party soft dollar arrangements, the total cost of which we estimate to be approximately $18 million. If the use of soft dollars is limited, we may have to bear some of these costs. In addition, new regulations regarding the management of hedge funds and the use of certain investment products may impact our Asset Management business and result in increased costs. For example, many regulators around the world adopted restrictions or prohibitions on the short selling of certain securities and requirements to report short positions and other transactions. In addition, legislators around the world are exploring regulatory changes and additional oversight of the financial industry generally. The impact of these proposed changes on the Company are uncertain. These regulatory changes and other proposed or potential changes may result in a reduction of revenue associated with our Asset Management business.

See “Business—Regulation” for a further discussion of the regulatory environment in which we conduct our businesses.

Fluctuations in foreign currency exchange rates could reduce our stockholders’ equity and net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM.

We are exposed to fluctuations in foreign currencies. Our financial statements are denominated in U.S. dollars and, for the year ended December 31, 2010, we received approximately 39% of our consolidated net revenue in other currencies, predominantly in euros and British pounds. In addition, we pay a significant amount of our expenses in such other currencies. The exchange rates of these currencies versus the U.S. dollar affects the carrying value of our assets and liabilities as well as our net income. We do not generally hedge such foreign currency exchange rate exposure arising in our subsidiaries outside of the U.S. Fluctuations in foreign currency exchange rates may also make period to period comparisons of our results of operations difficult.

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

See Note 15 of Notes to Consolidated Financial Statements for additional information regarding the impact on stockholders’ equity from currency translation adjustments.

Our only material operating asset is our indirect interest in Lazard Group, and, accordingly, we are dependent upon distributions from Lazard Group to pay dividends and taxes and other expenses.

Lazard Ltd is a holding company and, as of December 31, 2010, had no material operating assets other than the indirect ownership of approximately 94.0% of the common membership interests in Lazard Group and indirect control of both of the managing members of Lazard Group. Lazard Ltd controls Lazard Group through this managing member position. We have no independent means of generating significant revenue. Our wholly-owned subsidiaries incur income taxes on their proportionate share of any net taxable income of Lazard Group in their respective tax jurisdictions. We intend to continue to cause Lazard Group to make distributions to its members, including our wholly-owned subsidiaries, in an amount sufficient to cover all applicable taxes payable by us and dividends, if any, declared by us. To the extent that our subsidiaries need funds to pay taxes on their share of Lazard Group’s net taxable income, or if Lazard Ltd needs funds for any other purpose, and Lazard Group is restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our business, financial condition or results of operations.

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

Our effective tax rate is based upon our non-U.S. subsidiaries qualifying for treaty benefits. The eligibility of our non-U.S. subsidiaries for treaty benefits generally depends upon, among other things, at least 50% of the principal class of shares in such subsidiaries being “ultimately owned” by U.S. citizens and persons who are “qualified residents” for purposes of the treaty. It is possible that this requirement may not be met, and even if it is met, we may not be able to document that fact to the satisfaction of the U.S. Internal Revenue Service (“IRS”). If our non-U.S. subsidiaries are not treated as eligible for treaty benefits, such subsidiaries will be subject to additional U.S. taxes, including “branch profits tax” on their “effectively connected earnings and profits” (as determined for U.S. federal income tax purposes) at a rate of 30% rather than a treaty rate of 5%.

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

On February 14, 2011, the Executive Branch presented its 2012 budget proposals to Congress. The budget proposals included several potential revenue generating proposals to (i) limit the deduction of certain related party interest and (ii) defer the deduction of interest attributable to foreign source income of foreign subsidiaries. Each of these proposals would be effective only for taxable years beginning after December 31, 2011. In addition, other members of Congress have proposed legislation that, if enacted, would reclassify certain types of publicly-traded entities as U.S. corporations for tax purposes if the management and control of such entities occurs primarily within the U.S.

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

In connection with our various secondary offerings, LAZ-MD Holdings exchangeable interests were, in effect, partially exchanged for shares of our common stock. Additional exchanges are scheduled to take place in the future. The redemption and the exchanges may result in increases in the tax basis of the tangible and intangible assets of Lazard Group attributable to our subsidiaries’ interest in Lazard Group that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that our subsidiaries would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

Our subsidiaries entered into a tax receivable agreement with LFCM Holdings that provides for the payment by our subsidiaries to LFCM Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. We expect to benefit from the remaining 15% of cash savings realized. Our subsidiaries have the right to terminate the tax receivable agreement at any time for an amount based on an agreed value of certain payments remaining to be made under the tax receivable agreement at such time. While the actual amount and timing of any payments under this agreement will vary depending upon a number of factors, including the timing of exchanges, the extent to which such exchanges are taxable, the allocation of the step-up among the Lazard Group assets, and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of Lazard Group attributable to our subsidiaries’ interest in Lazard Group, during the 24-year term of the tax receivable agreement, the payments that our subsidiaries may make to LFCM Holdings could be substantial. If the LAZ-MD Holdings exchangeable interests had been effectively exchanged in a taxable transaction for common stock at the close of business on December 31, 2010, the aggregate increase in tax basis attributable to our subsidiaries’ interest in Lazard Group would have been approximately $3.2 billion (based on the then closing price per share of our common stock on the NYSE of $39.49), including the increase in tax basis associated with the redemption and recapitalization. The potential future increase in tax basis will depend on the Lazard common stock price at the time of exchange. The cash savings that our subsidiaries would actually realize as a result of this increase in tax basis likely would be significantly less than this amount multiplied by our effective tax rate due to a number of factors, including sufficient taxable income to absorb the increase in tax basis, the allocation of the increase in tax basis to foreign or non-amortizable assets, the impact of the increase in the tax basis on our ability to use foreign tax credits and the rules relating to the amortization of intangible assets. Our ability to achieve benefits from any such increase, and the payments to be made under this agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.

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

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding the Company’s internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2010. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could have a material adverse effect on our business.

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

In addition, Lazard Group generally will indemnify LFCM Holdings and LAZ-MD Holdings for liabilities related to Lazard Group’s businesses and Lazard Group will indemnify LFCM Holdings and LAZ-MD Holdings for losses that they incur to the extent arising out of, or relating to, Lazard Group’s or Lazard Ltd’s breach of the master separation agreement. Several of the ancillary agreements that Lazard Group entered into together with the master separation agreement also provide for separate indemnification arrangements. For example, under the administrative services agreement, Lazard Group provides a range of services to LFCM Holdings, including information technology, general office and building services and financing and accounting services, and LFCM Holdings will generally indemnify Lazard Group for liabilities that Lazard Group incurs arising from the provision of these services absent Lazard Group’s intentional misconduct. Lazard Group may face claims for indemnification from LFCM Holdings and LAZ-MD Holdings under these provisions regarding matters for which Lazard Group has agreed to indemnify them. If these liabilities are significant, Lazard Group may be required to make substantial payments, which could materially adversely affect our results of operations. Also, in connection with the CP II MgmtCo Spin-Off (as defined in Note 21 of Notes to Consolidated Financial Statements), the subsidiary of LFCM Holdings that manages CP II MgmtCo has generally agreed to indemnify us against certain losses related to Corporate Partners Limited II that arise after the date of closing of the CP II MgmtCo Spin-Off. However, should persons seek to hold us responsible for liabilities assumed by CP II MgmtCo, we may not be able to recover any or all of the amount of our losses from CP II MgmtCo if CP II MgmtCo is financially unable to perform under its indemnification obligations.

We may have potential business conflicts of interest with LAZ-MD Holdings and LFCM Holdings with respect to our past and ongoing relationships that could harm our business operations.

Pursuant to the LAZ-MD Holdings amended and restated stockholders’ agreement, LAZ-MD Holdings will vote the single share of Lazard Ltd Class B common stock, which, as of December 31, 2010, represented approximately 6.0% of Lazard Ltd’s voting power, as directed by its individual members who are party to that agreement. These same persons generally own and control LFCM Holdings, which holds the separated businesses. In addition, several employees of Lazard provide services to LFCM Holdings. Conflicts of interest may arise between LFCM Holdings and us in a number of areas relating to our past and ongoing relationships, including:

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

The following table lists the properties used for the entire Lazard organization as of December 31, 2010, including properties used by the separated businesses. As a general matter, one or both of our Financial Advisory and Asset Management segments (as well as our Corporate segment) uses the following properties. We license and sublease to LFCM Holdings certain office space, including office space that is used by the separated businesses. This includes subleasing or licensing 31,854 square feet in New York City located at 30 Rockefeller Plaza to LFCM Holdings. Additionally, our New York, London and other offices sublease 37,202, 55,676 and 26,302 square feet, respectively, to third parties. We remain fully liable for the subleased space to the extent LFCM Holdings, or the third parties, fail to perform their obligations under the subleases for any reason.

Location	Square Footage	Offices
New York City	380,354 square feet of leased space	Principal office located at 30 Rockefeller Plaza.
Other North America	151,951 square feet of leased space	Atlanta, Boston, Charlotte, Chicago, Houston, Los Angeles, Minneapolis, Montreal, San Francisco and Washington D.C.
Paris	170,644 square feet of owned and leased space	Principal office located at 121 Boulevard Haussmann.
London	86,695 square feet of leased space	Principal office located at 50 Stratton Street.
Other Europe	119,788 square feet of leased space	Amsterdam, Bordeaux, Brussels, Frankfurt, Hamburg, Lyon, Madrid, Milan, Stockholm and Zurich.
Asia, Australia and Other	74,721 square feet of leased space	Beijing, Dubai City, Hong Kong, Melbourne, Mumbai, Perth, Seoul, Singapore, Sydney and Tokyo.

We believe that we currently maintain sufficient space to meet our anticipated needs. We have agreed to enter into an amendment (the “Lease Amendment”) of the leases relating to our offices in Rockefeller Center, New York, New York (the “Leased Premises”). The effectiveness of the Lease Amendment is conditioned upon receipt of customary documentation evidencing, among other things, the consent of the lender holding a mortgage covering the Leased Premises. The Lease Amendment provides that the term of the lease will be extended until 2033.

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

Item 4.	(Removed and Reserved)

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The New York Stock Exchange under the symbol “LAZ.” There is no publicly traded market for our Class B common stock, which is held by LAZ-MD Holdings. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our Class A common stock, as reported in the consolidated transaction reporting system, and the quarterly dividends declared during 2010 and 2009.

Price Range of Our Common Stock

	Sales Price		Dividends per Share of Common Stock
	High	Low
2010
Fourth quarter	$39.78	$34.38	$0.125
Third quarter	$36.95	$25.70	$0.125
Second quarter	$40.00	$26.30	$0.125
First quarter	$41.25	$33.31	$0.125

2009
Fourth quarter	$44.62	$34.66	$0.125
Third quarter	$42.70	$25.79	$0.125
Second quarter	$34.10	$25.20	$0.10
First quarter	$31.94	$20.55	$0.10

As of February 11, 2011, there were approximately 51 holders of record of our Class A common stock. This does not include the number of shareholders that hold shares in “street-name” through banks or broker-dealers.

On February 11, 2011, the last reported sales price for our Class A common stock on the New York Stock Exchange was $44.52 per share.

On January 26, 2011, the Board of Directors of Lazard Ltd declared a quarterly dividend of $0.125 per share on its Class A common stock, payable on February 25, 2011 to stockholders of record on February 7, 2011.

Share Repurchases in the Fourth Quarter of 2010

The following table sets forth information regarding Lazard’s purchases of its Class A common stock on a monthly basis during the fourth quarter of 2010. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 – October 31, 2010
Share Repurchase Program (1)	—	$—	—	$88.6 million
Employee Transactions (2)	15,727	$36.02	—	—

November 1, 2010 – November 30, 2010
Share Repurchase Program (1)	1,220,714	$35.77	1,220,714	$43.4 million	(3)
Employee Transactions (2)	5,879	$36.90	—	—

December 1, 2010 – December 31, 2010
Share Repurchase Program (1)	—	$—	—	$42.8 million	(3)
Employee Transactions (2)	49,656	$37.17	—	—

Total
Share Repurchase Program (1)	1,220,714	$35.77	1,220,714	$42.8 million
Employee Transactions (2)	71,262	$36.89	—	—

(1)	As disclosed in more detail in Note 15 of Notes to Consolidated Financial Statements, on January 27, 2010, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, the repurchase of up to $200 million in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2011. The share repurchase program is used primarily to offset a portion of the shares to be issued under the 2005 Plan and the 2008 Plan. Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions. Amounts shown in this line item include repurchases of both Class A common stock and Lazard Group common membership interests, and exclude the shares of Class A common stock withheld by the Company to cover estimated income taxes as described below. In February 2011, the Board of Directors of Lazard Ltd authorized the repurchase of up to an additional $250 million in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2012.
(2)	Under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs, shares of Class A common stock may be withheld by the Company to cover estimated income taxes. During the three month period ended December 31, 2010, the Company satisfied certain employees’ tax obligations in lieu of issuing 71,262 shares of Class A common stock to cover estimated taxes upon the vesting of 310,048 RSUs.
(3)	The dollar value of the repurchase authorization, referred to in (1) above, was reduced by the repurchases of Lazard Group common membership interests in November 2010 and December 2010 of approximately $1.5 million and $0.6 million, respectively.

Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”

Other Matters

On December 17, 2010, Lazard Ltd issued 416,000 shares of Class A common stock in reliance on Section 4(2) of the Securities Act of 1933 in connection with the exchange of 416,000 common membership interests of Lazard Group held by certain members of LAZ-MD Holdings as provided for in the Master Separation Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings and other related documents.

Item 6.	Selected Financial Data

The following table sets forth the selected consolidated financial data for the Company for all years presented.

The consolidated statements of financial condition and operations data as of and for each of the years in the five-year period ended December 31, 2010 have been derived from Lazard Ltd’s consolidated financial statements. The audited consolidated statements of financial condition as of December 31, 2010 and 2009 and consolidated statements of operations for each of the years in the three year period ended December 31, 2010 are included elsewhere in this Form 10-K. The audited consolidated statements of financial condition as of December 31, 2008, 2007 and 2006, and the audited consolidated statements of operations for the years ended December 31, 2007 and 2006, are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and related notes included elsewhere in this Form 10-K.

Selected Consolidated Financial Data

	As Of Or For The Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except for per share amounts)
Consolidated Statements of Operations Data
Net Revenue:
Financial Advisory (a)	$1,119,867	$986,820	$1,022,913	$1,240,177	$973,337
Asset Management (b)	849,662	601,652	614,781	724,751	553,212
Corporate (c)	(64,161)	(57,954)	(80,487)	(47,239)	(32,994)

Net Revenue	1,905,368	1,530,518	1,557,207	1,917,689	1,493,555

Compensation and Benefits (d)	1,194,168	1,309,240	1,128,253	1,123,068	891,421
Other Operating Expenses (e)	467,550	403,512	403,814	376,326	274,925

Total Operating Expenses	1,661,718	1,712,752	1,532,067	1,499,394	1,166,346

Operating Income (Loss)	$243,650	$(182,234)	$25,140	$418,295	$327,209

Net Income (Loss)	$194,423	$(188,245)	$(239)	$337,679	$258,397

Net Income (Loss) Attributable to Lazard Ltd	$174,979	$(130,242)	$3,138	$155,042	$92,985

Net Income (Loss) Per Share of Class A Common Stock:
Basic	$1.68	$(1.68)	$0.06	$3.04	$2.42
Diluted	$1.36	$(1.68)	$0.06	$2.79	$2.31
Dividends Declared Per Share of Class A Common Stock	$0.50	$0.45	$0.40	$0.36	$0.36

Consolidated Statements of Financial Condition Data
Total Assets	$3,422,532	$3,147,762	$2,862,931	$3,840,413	$3,208,665
Total Debt (f)	$1,249,753	$1,261,478	$1,264,575	$1,764,622	$1,308,945
Total Lazard Ltd Stockholders’ Equity (Deficiency)	$652,398	$355,391	$250,580	$70,339	$(240,353)
Total Stockholders’ Equity (Deficiency)	$796,117	$523,097	$311,752	$123,114	$(184,856)

Other Data
Assets Under Management	$155,337,000	$129,543,000	$91,109,000	$141,413,000	$110,437,000

Headcount:
Managing Directors:
Financial Advisory	129	150	151	138	128
Asset Management	64	56	56	48	43
Corporate	9	7	8	8	8
Other Employees:
Business segment professionals	999	990	1,032	1,003	816
Other professionals and support staff	1,131	1,091	1,187	1,261	1,205

Total	2,332	2,294	2,434	2,458	2,200

Notes (in thousands of dollars): (a) Financial Advisory net revenue consists of the following:
	For The Year Ended December 31,
	2010	2009	2008	2007	2006
M&A and Strategic Advisory	$714,059	$526,225	$814,660	$969,409	$792,537
Restructuring	293,875	376,710	119,283	127,175	70,625
Capital Markets and Other Advisory	111,933	83,885	88,970	143,593	110,175

Financial Advisory Net Revenue	$1,119,867	$986,820	$1,022,913	$1,240,177	$973,337

(b) Asset Management net revenue consists of the following:

	For The Year Ended December 31,
	2010	2009	2008	2007	2006
Management Fees	$715,885	$486,810	$568,436	$595,725	$450,323
Incentive Fees	86,298	74,795	34,961	67,032	59,371
Other Income	47,479	40,047	11,384	61,994	43,518

Asset Management Net Revenue	$849,662	$601,652	$614,781	$724,751	$553,212

(c)	“Corporate” includes interest expense (net of interest income), investment income (losses) from certain investments and net revenue earned by LFB through its money market desk and commercial banking operations, as well as any gains or losses from the extinguishment of debt.
(d)	Includes (i) in 2010, $24,860 relating to the acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards; (ii) in 2009, charges of $86,514 related to the acceleration of amortization expense relating to the vesting of RSUs held by Lazard’s former Chairman and Chief Executive Officer as the result of his death in October 2009 and $60,512 related to the accelerated vesting of the then unamortized portion of previously awarded deferred cash incentive awards; and (iii) in 2008, $197,550 relating to the compensation portion of the LAM Merger charge.
(e)	Includes (i) in 2010, restructuring expense of $87,108 related to the restructuring plan announced in the first quarter of 2010; (ii) in 2009, restructuring expense of $62,550 related to the restructuring plan announced in the first quarter of 2009; and (iii) in 2008, $2,000 of non-compensation-related transaction costs relating to the LAM Merger.
(f)	Represents the aggregate amount reflected in the Company’s consolidated statements of financial condition relating to senior debt, capital lease obligations and subordinated debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	Asset Management, which includes strategies for the management of equity and fixed income securities and alternative investment and private equity funds, as well as wealth management.

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

Lazard also has a long history of making alternative investments with its own capital, usually alongside capital of qualified institutional and individual investors. At the time of Lazard Ltd’s equity public offering and as a part of the separation, we transferred to LFCM Holdings LLC (“LFCM Holdings”) all of our alternative investment activities, except for Fonds Partenaires Gestion SA (“FPG”), our private equity business in France. Such activities transferred to LFCM Holdings represented the alternative investment activities of Lazard Alternative Investments Holdings LLC (“LAI”) and included private equity investments of Corporate Partners II Limited (“CP II”) and Lazard Senior Housing Partners LP (“Senior Housing”). We also transferred to LFCM Holdings certain principal investments by Lazard Group in the funds managed by the separated businesses, subject to certain options by us to reacquire such investments, while we retained our investment in our French private equity funds. CP II was managed by a subsidiary of LAI until February 16, 2009. Effective February 17, 2009, ownership and control of CP II was transferred to the investment professionals who manage CP II. Since 2005, consistent with our obligations to LFCM Holdings, we have engaged in a number of alternative investments and private equity activities. Effective September 30, 2009, the Company sold FPG, the effect of which did not have a material impact on our financial condition or results of operations. Operating results of FPG were included in our consolidated financial statements through the effective date of sale. See Note 21 of Notes to Consolidated Financial Statements for additional information regarding alternative investments.

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

The Company’s consolidated net revenue was derived from the following segments:

	Year Ended December 31
	2010	2009	2008
Financial Advisory	59%	65%	66%
Asset Management	45	39	39
Corporate	(4)	(4)	(5)

Total	100%	100%	100%

Business Environment

Economic and global financial market conditions can materially affect our financial performance. As described above, the Company’s principal sources of revenue are derived from activities in our Financial Advisory and Asset Management business segments. As our Financial Advisory revenues are for the most part dependent on the successful completion of merger, acquisition, restructuring or similar transactions, and our Asset Management revenues are primarily driven by the levels of assets under management (“AUM”), weak economic and global financial market conditions, particularly in 2008 and 2009, led to a challenging business environment for M&A and fundraising activity, but opportunities for our restructuring business, which tends to be counter-cyclical.

However, in 2010, economic and market conditions in general in the U.S. and globally showed signs of an uneven recovery, with the respective equity markets generally experiencing double digit increases as compared to indicies at December 31, 2009. Overall, global markets in 2010 were also helped by government and central bank efforts to support government bond markets which, in turn, helped to lift corporate debt and equity markets. Significant volatility occurred during the second quarter due to fears of a debt crisis threatening certain European Union countries and banks, in addition to fears that the U.S. economy may enter into another recession driven by continued weaknesses in the job and housing sectors. The markets improved during the third and fourth quarters, driven in part in the U.S. by the Federal Reserve’s program of “quantitative easing” and the decision to extend the existing income tax rates. Also contributing to the recovery in 2010 were healthier credit markets, improved corporate earnings and continued low interest rates. These conditions continued to accelerate in the fourth quarter of 2010 and into early 2011. The improvement in the economic and market conditions in 2010 contributed to the improvement in our operating performance in both our Financial Advisory and Asset Management segments as compared to 2009.

During the past few years we have expanded our geographic reach and industry expertise. We believe that in this environment, companies, government bodies and investors will seek independent advice with a geographic perspective, deep understanding of capital structure, informed research and knowledge of global economic conditions, and that our business model as an independent, unconflicted adviser will continue to create opportunities for us to attract new clients and key personnel.

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

Financial Advisory

Global and trans-atlantic completed and announced M&A transactions for 2010 increased versus 2009, as shown in the following table, which sets forth industry statistics regarding the value and number of such transactions in such years:

	Year Ended December 31,
	2010	2009	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
Global:
Value	$1,820	$1,806	1%
Number	30,103	29,858	1%
Trans-Atlantic:
Value	$ 135	$ 123	10%
Number	1,106	928	19%
Announced M&A Transactions:
Global:
Value	$2,317	$1,909	21%
Number	40,544	39,241	3%
Trans-Atlantic:
Value	$ 198	$ 133	49%
Number	1,329	1,121	19%

Source:	Thomson Financial as of January 7, 2011.

We continue to believe that we are relatively well positioned as our clients refinance, restructure and reposition their asset portfolios for growth. Overall M&A statistics regarding the number and size of announced transactions increased significantly in 2010 as compared to 2009.

Global restructuring activity during 2010 decreased from record levels in 2009 due to the decelerating pace of corporate debt defaults, partially resulting from the strengthening of the high yield and leveraged loan markets. According to Moody’s Investors Service, Inc., in 2010, a total of 59 issuers defaulted as compared to 266 in 2009. We believe that the number and value of corporate defaults in 2011 will be relatively flat compared to 2010, but due to our Restructuring assignments currently in progress, we expect that our Restructuring business will remain active, from advising companies during this period on matters relating to debt and financing restructuring and other on- and off-balance sheet assignments. Our Restructuring assignments are generally executed over a six- to twelve-month period.

Our Private Fund Advisory Group, which is part of our Financial Advisory segment and is conducted in the U.S. through LFNY, an SEC-registered broker-dealer and municipal advisor and member of the Financial Industry Regulatory Authority (“FINRA”) and the Municipal Securities Rulemakers Board (the “MSRB”), acts as placement agent for investment funds, including investment funds that have historically received capital from certain public pension funds. In April 2009, governmental officials in New York announced a new policy banning the use of placement agents by funds seeking investment contributions from the New York State and New York City public pension funds. The use of placement agents has also been prohibited or otherwise restricted with respect to investments by public pension funds in Illinois, Ohio, California and New Mexico, and similar measures are being considered or have been implemented in other jurisdictions. On June 30, 2010, the

SEC approved a rule that, among other things, will prohibit investment advisors from paying a third-party placement agent for soliciting investment advisory business from a U.S. governmental entity, unless the placement agent is (i) an SEC-registered investment advisor or (ii) an SEC-registered broker-dealer that is a member of FINRA and thus subject to FINRA’s forthcoming “pay-to-play” rule. On November 19, 2010, the SEC released a proposed amendment to that rule that, if approved, will prohibit investment advisors from paying a third-party placement agent for soliciting investment advisory business from a U.S. governmental entity, unless the placement agent is a “municipal advisor” that is registered with the SEC under Section 15B of the Securities Exchange Act of 1934, as amended, and subject to the “pay-to-play” rules that will be adopted by the MSRB. We are continuing to evaluate the potential impact of state, local and other restrictions on our Private Fund Advisory business.

Asset Management

As shown in the table below, major global market indices at December 31, 2010 increased in most markets as compared to such indices at December 31, 2009.

Percentage Change December 31, 2010 vs. 2009
MSCI World Index	10%
CAC 40	(3)%
DAX	16%
FTSE 100	9%
TOPIX 100	(1)%
MSCI Emerging Market	16%
Dow Jones Industrial Average	11%
NASDAQ	17%
S&P 500	13%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM. Accordingly, since market movements and foreign currency volatility impact the level of our AUM, such items will impact the level of revenues we receive from our Asset Management business. A substantial portion of our AUM is invested in equities, and market movements reflected in the changes in Lazard’s AUM during the period generally corresponded to the changes in global market indices. Our AUM at December 31, 2010 increased 20% versus AUM at December 31, 2009, with average AUM for 2010 increasing 32% as compared to our average AUM for 2009, reflecting significant market appreciation as well as net inflows during 2010. Such increased AUM contributed to significantly higher management fee revenues in 2010.

Financial Statement Overview

Net Revenue

The majority of Lazard’s Financial Advisory net revenue is earned from the successful completion of M&A transactions, strategic advisory matters, restructuring and capital structure advisory services, capital raising and similar transactions. The main drivers of Financial Advisory net revenue are overall M&A activity, the level of corporate debt defaults and the environment for capital raising activities, particularly in the industries and geographic markets in which Lazard focuses. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to clients, with such fees not being dependent on a specific transaction, and from public and private securities offerings for referring opportunities to LFCM Holdings for underwriting and distribution of securities. The referral fees received from LFCM Holdings are generally one-half of the revenue recorded by LFCM Holdings in respect of such activities. Significant fluctuations in Financial Advisory net revenue can occur over the course of any given year, because a significant portion of such net revenue is earned upon the successful completion of a transaction, restructuring or capital raising activity, the timing of which is uncertain and is not subject to Lazard’s control.

Lazard’s Asset Management segment principally includes LAM, Lazard Frères Gestion SAS (“LFG”), Edgewater (commencing July 15, 2009), FPG (through its disposition on September 30, 2009) and Lazard Wealth Management LLC. Asset Management net revenue is derived from fees for investment management and advisory services provided to institutional and private clients. The main driver of Asset Management net revenue is the level of AUM, which is influenced by Lazard’s investment performance, its ability to successfully attract and retain assets, the broader performance of the global equity markets and, to a lesser extent, fixed income markets. As a result, fluctuations in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. Asset Management fees are generally based on the level of AUM measured daily, monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations, currency fluctuations, net client asset flows or otherwise, will result in a corresponding increase or decrease in management fees. The majority of our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In addition, as Lazard’s AUM includes significant assets that are denominated in currencies other than U.S. dollars, changes in the value of the U.S. dollar relative to foreign currencies will impact the value of Lazard’s AUM. Fees vary with the type of assets managed and the vehicle in which they are managed, with higher fees earned on equity assets, alternative investments (such as hedge funds) and private equity investments, and lower fees earned on fixed income and cash management products.

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

Corporate segment net revenue consists primarily of net interest income, including amounts earned at LFB, and investment gains and losses on the Company’s investment portfolio of LAM-managed equity funds and principal investments in equities, investments at LFB and alternative investment funds. Interest expense is also included in Corporate net revenue. Corporate net revenue can fluctuate due to changes in the fair value of investments classified as “trading”, and with respect to “available-for-sale”, when realized, or, with respect to “available-for-sale” and “held-to-maturity” investments, when a decline is determined to be other than temporary, as well as due to changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness. Corporate net revenue also includes “equity method” investments, including, in 2009, the write-off of the Company’s investment in the Sapphire warrants (see Note 5 of Notes to Consolidated Financial Statements). As of December 31, 2010, the Company no longer holds “available-for-sale” or “held-to-maturity” investments.

Effective July 1, 2008, as permitted by accounting principles generally accepted in the U.S (“U.S. GAAP”), the portion of LFB’s corporate debt portfolio that had been previously designated as “trading” was re- designated to “available-for-sale.” During the fourth quarter of 2010, all of LFB’s remaining “available-for-sale” portfolio was sold, with net realized losses on a pre-tax basis reclassified from “accumulated other comprehensive income (loss), net of tax” (“AOCI”) to “investment gains (losses)”. For the years ended December 31, 2010, 2009 and 2008, the Company recorded net investment gains (losses) of $13 million, $29 million and $(41) million, respectively, in AOCI.

Although Corporate segment net revenue during the year ended December 31, 2010 represented (4)% of Lazard’s net revenue, total assets in Corporate represented 57% of Lazard’s consolidated total assets as of December 31, 2010, which is attributable to assets associated with LFB, investments in government bonds, fixed income funds, LAM-managed funds and other securities, private equity investments and cash.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for employees and managing directors. Our compensation and benefits expense includes amortization of the relevant portion of the share-based incentive compensation under the Lazard Ltd 2005 Equity Incentive Plan (“2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”), with such amortization generally determined on a straight-line basis over the vesting periods and not on the basis of revenue recognition (see Note 16 of Notes to Consolidated Financial Statements). Compensation expense in any given year is dependent on many factors, including general economic and market conditions, our operating and financial performance, staffing levels, and competitive pay conditions, the nature of revenues earned, as well as the mix between current and deferred compensation. Our compensation expense-to-operating revenue ratio for the years ended December 31, 2010, 2009 and 2008 was 59.1%, 71.8% and 55.6%, respectively, (with such ratios excluding, (i) in 2010, the compensation charge of approximately $25 million in connection with the accelerated vesting of share-based incentive awards related to the Company’s change in retirement policy, (ii) in 2009, the compensation charges of approximately $87 million related to the acceleration of amortization expense relating to the vesting of share-based incentive awards held by Lazard’s former Chairman and Chief Executive Officer as a result of his death in October 2009 and approximately $61 million relating to the accelerated vesting of the unamortized portion of previously awarded deferred cash incentive awards and (iii) in 2008, the compensation charge of approximately $197 million relating to the LAM Merger).

Lazard’s operating expenses also include “non-compensation expense” (which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and other expenses), the provision (benefit) pursuant to a tax receivable agreement with LFCM Holdings, amortization of intangible assets related to acquisitions and, in 2010 and 2009, restructuring expense. Amortization of intangible assets related to acquisitions relates primarily to the July 2009 acquisition of Edgewater. Restructuring expense relates to certain staff reductions and realignment of personnel in the first quarters of 2010 and 2009, and includes severance and related benefits expense, the acceleration of unrecognized expense pertaining to restricted stock unit awards denominated in shares of Lazard Ltd Class A common stock (“RSUs”) previously granted to individuals who were terminated and certain other costs related to these initiatives.

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

Noncontrolling Interests

Noncontrolling interests primarily relate to the charge (credit) attributable to LAZ-MD Holdings’ ownership interest in the net income (loss) attributable to Lazard Group, amounts related to Edgewater and various LAM-related general partnership interests (“GPs”) in limited partnerships held directly by certain of our LAM managing directors. See Note 15 of Notes to Consolidated Financial Statements for information regarding the Company’s noncontrolling interests.

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

During 2010, 2009 and 2008 the Company reported certain charges (the “2010 special items”, the “2009 special items” and the “2008 special item,” respectively, and collectively, the “2010, 2009 and 2008 special items”) that adversely impacted operating results for such years. The impact of such special items on the Company’s consolidated statements of operations for the respective years is described in more detail in the tables below.

	Year Ended December 31, 2010			Year Ended December 31, 2009				Year Ended December 31, 2008
	Restructuring (a)	RSU Retirement Amendment (b)	Total	Restructuring (c)	RSU Acceleration (d)	Deferred Cash Acceleration (e)	Total	LAM Merger
	($ in thousands)
Compensation		$24,860	$24,860		$86,514	$60,512	$147,026	$197,550
Non-Compensation								2,000
Restructuring	$87,108		87,108	$62,550			62,550
Benefit Pursuant to Tax Receivable Agreement (f)	(4,495)	(4,339)	(8,834)	—	—	—	—	—

Operating Loss	(82,613)	(20,521)	(103,134)	(62,550)	(86,514)	(60,512)	(209,576)	(199,550)
Income Tax Benefit	5,680	1,363	7,043	6,401	—	2,566	8,967	7,427
Noncontrolling Interest Benefit	18,400	5,988	24,388	21,075	22,048	14,767	57,890	83,495

Net Loss Attributable to Lazard Ltd.	$(58,533)	$(13,170)	$(71,703)	$(35,074)	$(64,466)	$(43,179)	$(142,719)	$(108,628)

(a)	Restructuring plan announced in the first quarter of 2010.
(b)	Accelerated amortization expense recognized in connection with the vesting of share-based incentive awards related to the amendment of the Company’s retirement policy.
(c)	Restructuring plan announced in the first quarter of 2009.
(d)	Acceleration of amortization expense recognized in connection with the vesting of share-based incentive awards held by Lazard’s former Chairman and Chief Executive Officer as a result of his death in October 2009.
(e)	Accelerated vesting of the unamortized portion of previously awarded deferred cash incentive awards (no portion of which relates to Lazard’s former Chairman and Chief Executive Officer).
(f)	There was no benefit pursuant to the tax receivable agreement related to the 2009 and 2008 special items.

A discussion of the Company’s consolidated results of operations for the years ended December 31, 2010, 2009 and 2008 is set forth below, followed by a more detailed discussion of business segment results. For comparability purposes in the discussion that follows, the respective year results are shown in tables below, as applicable, on both an “as reported” U.S. GAAP and “excluding special items” non-U.S. GAAP basis that management believes provides the most meaningful comparison between historical, present and future periods.

	Year Ended December 31, 2010
	U.S. GAAP As Reported	Impact of Special Items (a)	Non-U.S. GAAP Excluding Special Items
	($ in thousands)

Net Revenue	$1,905,368		$1,905,368

Operating Expenses:
Compensation and benefits	1,194,168	$24,860	1,169,308
Non-compensation expense	370,214		370,214
Amortization of intangible assets related to acquisitions	7,867		7,867
Restructuring	87,108	87,108	—
Provision (benefit) pursuant to tax receivable agreement	2,361	(8,834)	11,195

Total operating expenses	1,661,718		1,558,584

Operating Income	243,650		346,784
Provision (benefit) for income taxes	49,227	(7,043)	56,270

Net Income	194,423		290,514
Less – Net Income (Loss) Attributable to Noncontrolling Interests	19,444	(24,388)	43,832

Net Income Attributable to Lazard Ltd	$174,979		$246,682

Operating Income, As A % Of Net Revenue	13%		18%

(a)	Represents charges related to the previously described special items. See Notes 16, 18 and 23 of Notes to Consolidated Financial Statements.

	Year Ended December 31, 2009
	U.S. GAAP As Reported	Impact of Special Items (a)	Non-U.S. GAAP Excluding Special Items
	($ in thousands)
Net Revenue	$1,530,518		$1,530,518

Operating Expenses:
Compensation and benefits	1,309,240	$147,026	$1,162,214
Non-compensation expense	337,230		337,230
Amortization of intangible assets related to acquisitions	4,990		4,990
Restructuring	62,550	62,550	—
Provision (benefit) pursuant to tax receivable agreement	(1,258)		(1,258)

Total operating expenses	1,712,752		1,503,176

Operating Income (Loss)	(182,234)		27,342
Provision (benefit) for income taxes	6,011	(8,967)	14,978

Net Income (Loss)	(188,245)		12,364
Less – Net Income (Loss) Attributable to Noncontrolling Interests	(58,003)	(57,890)	(113)

Net Income (Loss) Attributable to Lazard Ltd	$(130,242)		$12,477

Operating Income (Loss), As A % Of Net Revenue	(12)%		2%

(a)	Represents charges related to the previously described special items. See Notes 16, 18 and 23 of Notes to Consolidated Financial Statements.

	Year Ended December 31, 2008
	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item
	($ in thousands)
Net Revenue	$1,557,207		$1,557,207

Operating Expenses:
Compensation and benefits	1,128,253	$197,550	930,703
Non-compensation expense	382,134	2,000	380,134
Amortization of intangible assets related to acquisitions	4,596		4,596
Provision pursuant to tax receivable agreement	17,084		17,084

Total operating expenses	1,532,067		1,332,517

Operating Income	25,140		224,690
Provision (benefit) for income taxes	25,379	(7,427)	32,806

Net Income (Loss)	(239)		191,884
Less – Net Income (Loss) Attributable to Noncontrolling Interests	(3,377)	(83,495)	80,118

Net Income Attributable to Lazard Ltd	$3,138		$111,766

Operating Income (Loss), As A % Of Net Revenue	2%		14%

(a)	Represents charges related to the previously described special item. See Notes 8 and 23 of Notes to Consolidated Financial Statements.

The table below describes the components of operating revenue, a non-U.S. GAAP measure used by the Company to manage total compensation and benefits expense to managing directors and employees. Management believes operating revenue provides the most meaningful basis for comparison between present, historical and future periods.

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)
Operating revenue
Total revenue	$2,003,077	$1,638,408	$1,697,106
Add (deduct):
LFB interest expense (a)	(8,277)	(13,815)	(35,358)
Revenue related to noncontrolling interests (b)	(16,277)	(6,965)	13,348

Operating revenue	$1,978,523	$1,617,628	$1,675,096

(a)	The interest expense incurred by LFB is reported as a charge in determining operating revenue because LFB is a commercial bank and we consider its interest expense to be a cost directly related to the revenues of its business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount. Further, such results are offset by a charge or credit to noncontrolling interests.

Certain key ratios, statistics and headcount information for the years ended December 31, 2010, 2009 and 2008 are set forth below:

	Year Ended December 31,
	2010	2009	2008
As a % of Net Revenue, by Revenue Category:
Investment banking and other advisory fees	58%	62%	64%
Money management fees	43	37	39
Interest income	1	2	5
Other	3	6	1
Interest expense	(5)	(7)	(9)

Net Revenue	100%	100%	100%

See Note 23 of Notes to Consolidated Financial Statements for additional financial information on a geographic basis.

	As of December 31,
	2010	2009	2008
Headcount:
Managing Directors:
Financial Advisory	129	150	151
Asset Management	64	56	56
Corporate	9	7	8
Other Employees:
Business segment professionals	999	990	1,032
All other professionals and support staff	1,131	1,091	1,187

Total	2,332	2,294	2,434

Operating Results

As reflected in the tables of consolidated results of operations above, charges related to the 2010, 2009 and 2008 special items had a significant impact on the Company’s reported operating results. Lazard management believes that comparisons between years are most meaningful after excluding the impact of such items.

Year Ended December 31, 2010 versus December 31, 2009

The Company reported net income attributable to Lazard Ltd of $175 million, as compared to a net loss of $130 million in 2009. In both years these results were adversely affected by the 2010 and the 2009 special items, which served to reduce the net income attributable to Lazard Ltd in 2010 and 2009 by $72 million and $143 million, respectively. Excluding the after-tax impact of the 2010 and 2009 special items in each year, net income attributable to Lazard Ltd in 2010 was $247 million, an increase of $234 million as compared to the prior year. The changes in the Company’s operating results during these years are described below.

Net revenue increased $375 million, or 24%, as compared to 2009, with operating revenue increasing $361 million, or 22%. Fees from investment banking and other advisory activities increased $149 million, or 16%, including increases of $188 million, or 36%, in M&A and Strategic Advisory fees, as well as higher Capital Markets and Other Advisory fees, principally from our Private Fund Advisory Group business, with the latter due to an increase in the value and number of fund closings, which in the aggregate was partially offset by a $83 million, or 22%, decline in Restructuring fee revenues reflecting a reduction in restructuring activity as the economy improved and the number of corporate debt defaults declined. Money management fees, including incentive fees, increased $249 million, or 44%, principally due to a $33 billion, or 32%, increase in average

AUM for 2010, the result of market appreciation and net inflows during the last twelve months, a favorable change in the mix of AUM into higher margin equity products, and higher incentive fees earned in 2010. Interest income decreased $8 million, or 28%, due primarily to the lower interest rate environment. Other revenue decreased $25 million, or 28%, primarily due to a $17 million, or 59%, decline in underwriting fees as a result of a lower level of equity capital markets transactions, and foreign exchange losses, as compared to gains in 2009. Other revenue in 2010 includes investment gains of $19 million, as compared to gains of $20 million in 2009. The investment gains in 2010 are net of realized losses of $14 million in connection with the sale in the fourth quarter of LFB’s portfolio, while the gains in 2009 are net of a $13 million write-off of the Company’s investment in warrants of Sapphire Industrials Corp. (“Sapphire”), a special purpose acquisition company sponsored by Lazard. Interest expense decreased $10 million, or 9%, due to the lower interest rate environment and reduced levels of LFB’s customer deposits.

Compensation and benefits expense, including the 2010 and 2009 special items of $25 million and $147 million, respectively, decreased $115 million in 2010, or 9%. When excluding the 2010 and 2009 special items, compensation and benefits expense increased $7 million, or 1%, which includes an increase in base salaries, the provision for discretionary compensation and profit pools directly related to the increase in operating revenue and principally offset by a reduction in the amortization of share-based and deferred cash incentive awards. Compensation and benefits expense, excluding the 2010 and 2009 special items, was 59.1% and 71.8% of operating revenue for 2010 and 2009, respectively. The reduction in the compensation ratio for 2010 is due primarily to operating revenue leverage and the execution of our previously announced goal to grow annual compensation expense at a slower rate than operating revenue.

Non-compensation expense increased $33 million, or 10%. Factors contributing to this increase include higher spending on travel and other business development activities, technology and fund administration expenses related to a higher level of business activity and AUM. The ratio of non-compensation expense to operating revenue was 18.7% as compared to 20.8% of operating revenue for 2009.

Amortization of intangible assets increased $3 million, principally due to the Edgewater acquisition in July 2009.

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

The provision pursuant to the tax receivable agreement was $2 million as compared to a benefit of $1 million for 2009. When excluding the impact of the 2010 special items, such provision was $11 million, due to a higher level of taxable income in 2010, with a corresponding increase in the level of tax savings attributable to the amortization of tax basis increases.

Operating income for 2010 was $244 million, as compared to an operating loss of $182 million in the prior year (with such amounts including the impact of the 2010 and 2009 special items) and, as a percentage of net revenue, was 13% as compared to (12)% in 2009. Excluding the impact of the 2010 and 2009 special items in each year, operating income was $347 million, an increase of $319 million, as compared to operating income of $27 million in 2009, and, as a percentage of net revenue, was 18%, as compared to 2%, respectively.

The provision for income taxes was $49 million and $6 million in 2010 and 2009, respectively, representing effective tax rates of 20.2% and (3.3)% in 2010 and 2009, respectively. When excluding the tax benefits of $7 million and $9 million relating to the 2010 and 2009 special items, respectively, the income tax provision was $56 million in 2010 compared to $15 million in 2009, representing effective tax rates of 16.2% and 54.8% in 2010 and 2009, respectively. The reduction in the effective tax rate in 2010 is principally due to a change in the geographic mix of operating income between the respective years.

Net income attributable to noncontrolling interests, including the 2010 and 2009 special items, increased $77 million, as compared to 2009. When excluding the impact of the 2010 and 2009 special items of $24 million and $58 million, respectively, net income attributable to noncontrolling interests increased $44 million, with such increase principally reflecting LAZ-MD Holdings’ ownership interest in the increased net income of Lazard Group, partially offset by a decrease in its ownership interest.

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

Net revenue decreased $27 million, or 2%, for the year ended December 31, 2009, as compared to 2008, with operating revenue decreasing $57 million, or 3%, as compared to 2008. Fees from investment banking and other advisory activities decreased $35 million, or 4%, as compared to 2008, principally reflecting a change in the composition of advisory activities as a $288 million, or 35%, decline in M&A and Strategic Advisory revenue, was partially offset by a $257 million, or 216%, increase in Restructuring revenue, which includes fees for advising on distressed asset sales. Money management fees in 2009, including incentive fees, decreased $40 million, or 7%, as compared to 2008, due to a $19 billion, or 15%, decline in average AUM for the year ended December 31, 2009 versus 2008, primarily as the result of market depreciation experienced in 2008 and the first quarter of 2009, partially offset by higher incentive fees earned in 2009. Interest income decreased $53 million, or 64%, due primarily to a lower interest rate environment, combined with lower average cash balances and deposits with banks. Other revenue increased $69 million in the year ended December 31, 2009, as compared to 2008, principally due to investment income of $18 million in the Company’s investment portfolio, versus an aggregate loss of $53 million in LFB’s corporate debt portfolio (redesignated as “available-for-sale” effective July 1, 2008) and the Company’s investment portfolio in 2008. With respect to the latter, during 2009, the Company had in place a hedging strategy to minimize its risks associated with volatility in the equity markets. Partially offsetting the increase in other revenue in 2009 was a $13 million write-off relating to the Company’s investment in warrants of Sapphire. Interest expense for the year ended December 31, 2009 decreased $32 million, or 23%, primarily related to the Company’s May 2008 repurchase of $437 million aggregate principal amount of its 6.12% senior notes in connection with the remarketing of such notes, the partial repurchases of other senior notes, as well as a lower interest rate environment and reduced levels of LFB’s customer deposits.

Compensation and benefits expense for the year ended December 31, 2009 increased $181 million, as compared to 2008. Compensation and benefits expense in 2009 included special items aggregating $147 million, whereas the 2008 special item included a charge of approximately $197 million. When excluding the 2009 and 2008 special items, compensation and benefits expense increased $232 million, reflecting a change in the Company’s compensation policy as previously described, and the impact of an increase in the amortization expense associated with previously granted share-based incentive awards and the current year portion of the previously awarded deferred cash incentive awards. Compensation and benefits expense, excluding the 2009 and 2008 special items, was 71.8% and 55.6% of operating revenue in the years ended December 31, 2009 and 2008, respectively.

Non-compensation expense for the year ended December 31, 2009 decreased $45 million, or 12%, as compared to 2008. Factors contributing to the decrease were (i) charges in 2008 comprised of the $12 million provision for losses from counterparty defaults related primarily to the bankruptcy filing of one of our prime brokers and the $2 million charge relating to the 2008 special item, (ii) lower spending on travel and other business development activities, lower consulting and recruiting fees and (iii) the strengthening of the U.S. dollar versus foreign currencies. The ratio of non-compensation expense to operating revenue was 20.8% for the year ended December 31, 2009, as compared to 22.7% of operating revenue for 2008.

Amortization of intangible assets for the year ended December 31, 2009 was essentially unchanged principally due to lower amortization of intangibles related to the acquisitions of Goldsmith, Agio, Helms & Lynner and Carnegie, Wylie & Company (Holdings) PTY LTD, partially offset by the increase related to the Edgewater Acquisition.

As announced in the first quarter of 2009, we continued to redeploy our banking professionals into growth areas and reduced staffing in other areas to further optimize our mix of personnel. As a result, the 2009 special items include a pre-tax restructuring charge of $63 million in connection with severance and benefit payments, the acceleration of unrecognized expense pertaining to share-based incentive awards previously granted to individuals who were terminated and certain other costs related to the restructuring initiative.

The provision pursuant to the tax receivable agreement decreased $18 million due to a lower level of taxable income in 2009.

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

Business Segments

The following is a discussion of net revenue and operating income for the Company’s business segments - Financial Advisory, Asset Management and Corporate. Each segment’s operating expenses include (i) compensation and benefits expenses that are incurred directly in support of the segment and (ii) other operating expenses, which include directly incurred expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourcing, and indirect support costs (including compensation and benefits expense and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistical drivers such as, among other items, headcount, square footage and transactional volume. As reflected in the tables below, each segment’s operating results are presented, as applicable, on an “as reported” and “excluding special items” basis (see Note 23 of Notes to Consolidated Financial Statements).

Financial Advisory

The following tables summarize the operating results of the Financial Advisory segment for the years ended December 31, 2010, 2009 and 2008. Operating results for 2010 and 2009 are shown before and after the charges attributable to the Financial Advisory segment related to the 2010 and 2009 special items.

	Year Ended December 31, 2010			Year Ended December 31, 2009			Year Ended December 31, 2008
	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)	U.S. GAAP As Reported
	($ in thousands)
M&A and Strategic Advisory	$714,059		$714,059	$526,225		$526,225	$ 814,660
Restructuring	293,875		293,875	376,710		376,710	119,283
Capital Markets and Other Advisory	111,933		111,933	83,885		83,885	88,970

Net Revenue	1,119,867		1,119,867	986,820		986,820	1,022,913
Operating Expenses (c)	950,968	$19,571	931,397	998,727	$ 48,533	950,194	796,970

Operating Income	$168,899		$188,470	$(11,907)		$ 36,626	$ 225,943

Operating Income, As A Percentage Of Net Revenue	15%		17%	(1)%		4%	22%

	As of December 31,
	2010	2009	2008
Headcount (d):
Managing Directors	129	150	151
Other Employees:
Business segment professionals	673	681	696
All other professionals and support staff	222	211	246

Total	1,024	1,042	1,093

(a)	Represents the portion of the 2010 and 2009 special items attributable to the Financial Advisory segment (see Note 23 of Notes to Consolidated Financial Statements).
(b)	A non-U.S. GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.
(c)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(d)	Excludes headcount related to indirect support functions, with such headcount being included in the Corporate segment.

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

	Year Ended December 31,
	2010	2009	2008
Lazard Statistics:
Number of Clients With Fees Greater than $1 million	255	257	220
Percentage of Total Financial Advisory Revenue from Top 10 Clients (a)	16%	17%	20%
Number of M&A Transactions Completed With Values Greater than $1 billion (b)	33	40	40

(a)	There were no individual clients that constituted more than 10% of our Financial Advisory segment net revenue in the years ended December 31, 2010, 2009 or 2008.
(b)	Source: Thomson Financial as of January 7, 2011.

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

	Year Ended December 31,
	2010	2009	2008
United States	58%	51%	50%
Europe	37	43	43
Rest of World	5	6	7

Total	100%	100%	100%

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

Financial Advisory Results of Operations

As reflected in the tables of operating results of the Financial Advisory segment above, the portion of the 2010 and 2009 special items attributable to the Financial Advisory segment had a significant impact on the segment’s reported operating results for such years. Lazard management believes that comparisons between years are most meaningful after excluding the impact of such items.

Year Ended December 31, 2010 versus December 31, 2009

Financial Advisory net revenue increased $133 million, or 13%, as compared to 2009, reflecting increases in M&A and Strategic Advisory revenue of $188 million, or 36% and Capital Markets and Other Advisory net revenue of $28 million, or 33%, partially offset by declines in Restructuring revenue of $83 million, or 22%.

The increase in M&A and Strategic Advisory revenue was principally due to higher average fees per M&A and Strategic Advisory assignment. Our major clients, which in the aggregate represented 25% of our M&A and Strategic Advisory revenue for the year, included 3G Capital, Abraxis Bioscience, Coca-Cola Enterprises, Continental Airlines, Cote d’Ivoire, Kraft Foods, Marken, Newcrest Mining, Ocarina Trust, Royal Bank of Scotland Group and SSL International.

Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings, distressed asset sales and advice on complex on- and off-balance sheet assignments. The decrease in Restructuring revenue was principally driven by a significant decline in retainer fees due to a decline in the number of active assignments in 2010 as compared to the prior year. Notable assignments completed in 2010 included Alliance Bank Joint Stock Company, BTA Bank JSC, Evraz Group, Extended Stay Deluxe Studios and LNR Property.

The increase in Capital Markets and Other Advisory net revenue principally reflected increased revenue in our Private Fund Advisory Group, resulting from an increase in the number and value of fund closings, and was partially offset by decreases in underwriting fees from public offerings.

Operating expenses decreased $48 million, or 5%, as compared to 2009. Excluding the impact of the 2010 and 2009 special items attributable to the Financial Advisory segment, operating expenses decreased $19 million, or 2%. The principal contributor to the decrease was a decline in the amortization of share-based and deferred cash incentive compensation awards, which was partially offset by a higher provision for discretionary compensation related to the increase in operating revenue, as well as higher costs related to travel, other business development and technology expenses.

Financial Advisory operating income was $169 million, an increase of $181 million, as compared to the 2009 period, and represented 15% of segment net revenues in 2010. Excluding the impact of the 2010 and 2009 special items attributable to the Financial Advisory segment, operating income in 2010 increased $152 million, and represented 17% of segment net revenues, as compared to 4% in 2009.

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

The decrease in M&A and Strategic Advisory revenue for the year ended December 31, 2009 was principally due to the adverse economic and market conditions described above, which resulted in lower average fees per transaction for M&A and Strategic Advisory clients, as well as those clients generating fee revenues greater than $1 million. However, throughout 2009, M&A and Strategic Advisory quarterly revenue improved sequentially, with revenue in the second half of 2009 up 28%, as compared to the first half of 2009. Our major clients, which in the aggregate represented 25% of our M&A and Strategic Advisory revenue for the year, included Acciona, Anheuser-Busch InBev, Barclays, Caisse d’Epargne, Republic of Ecuador, SFGI-FPIM, GlaxoSmithKline, Haas Family Trusts, IBM and Saint-Gobain.

Restructuring revenue during the year ended December 31, 2009 increased significantly as compared to 2008 due to the significant increases in defaults and in-court and out-of-court restructurings. Notable assignments completed in 2009 included Cemex, Charter Communications, Lehman Brothers, Nortel Networks and the UAW.

The decrease in Capital Markets and Other Advisory net revenue reflected decreases in the value of fund closings by our Private Fund Advisory Group and private placements by our Capital Markets Group, as well as declines in Equity Capital Markets transactions, all of which were impacted by the uncertainty of the financial markets during 2009.

Operating expenses for the year ended December 31, 2009 increased $202 million, or 25%, as compared to 2008. Excluding the impact of the 2009 special item attributable to the Financial Advisory segment, operating expenses increased $153 million, or 19%, as compared to 2008. Contributing to the increase was the change in the Company’s compensation policy as previously described, an increase in the amortization expense associated with previously granted share-based incentive awards and the current year portion of the previously awarded deferred cash incentive awards, which were partially offset by lower salaries and benefits due to the impact of the staff reductions associated with the restructuring program implemented during the first quarter of 2009, the strengthening of the U.S. dollar versus foreign currencies, and lower costs related to travel and other business development expenses, including recruiting, technology expenses and amortization of intangible assets.

Financial Advisory operating loss for 2009 was $12 million, a decrease of $238 million as compared to 2008, and represented (1)% of segment net revenues for 2009, as compared to 22% in 2008. Excluding the impact of the 2009 special item attributable to the Financial Advisory segment, operating income decreased $189 million and represented 4% of segment net revenues in 2009, as compared to 22% in 2008.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of December 31,
	2010	2009	2008
	($ in millions)
AUM:
International Equities	$32,037	$32,268	$25,000
Global Equities	77,965	58,332	31,553
U.S. Equities	21,298	16,003	13,177

Total Equities	131,300	106,603	69,730

European and International Fixed Income	12,249	13,763	12,690
Global Fixed Income	1,705	1,794	1,183
U.S. Fixed Income	3,190	2,499	1,951

Total Fixed Income	17,144	18,056	15,824

Alternative Investments	5,524	3,936	3,196
Private Equity	1,294	839	1,579
Cash Management	75	109	780

Total AUM	$155,337	$129,543	$91,109

Average AUM for the years ended December 31, 2010, 2009 and 2008 is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Year Ended December 31,
	2010	2009	2008
	($ in millions)
Average AUM	$137,381	$103,988	$122,828

Total AUM at December 31, 2010 increased $26 billion, or 20%, as compared to that at December 31, 2009. Average AUM for the year ended December 31, 2010 was 32% higher than the average AUM for 2009, principally the result of market appreciation (which was generally consistent with the industry as a whole) and net inflows occurring during 2010. International, Global and U.S. equities represented 21%, 50% and 14% of total AUM at December 31, 2010, respectively, versus 25%, 45% and 12% of total AUM at December 31, 2009, respectively.

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

As of December 31, 2010, approximately 90% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors versus 89% as of December 31, 2009, and, as of December 31, 2010, 10% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals, versus 11% at December 31, 2009.

As of December 31, 2010, AUM denominated in foreign currencies represented approximately 40% of our total AUM, as compared to 45% at December 31, 2009. Foreign denominated AUM declines in value with the strengthening of the U.S. dollar and increases in value as the U.S. dollar weakens.

The following is a summary of changes in AUM for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
	($ in millions)
AUM—Beginning of Year	$129,543	$91,109	$141,413
Net Flows(a)	9,346	10,253	1,371
Acquisitions/(Dispositions)(b)	-	(831)	-
Market and Foreign Exchange Appreciation (Depreciation)	16,448	29,012	(51,675)

AUM—End of Year	$155,337	$129,543	$91,109

(a)	Includes inflows of $35,028, $30,984 and $25,923 and outflows of $25,682, $20,731 and $24,552 for the years ended December 31, 2010, 2009 and 2008, respectively.
(b)	Includes AUM and unfunded fee-earning commitments related to the Edgewater Acquisition, offset by the disposition of private equity AUM related to the sale of FPG.

During the year ended December 31, 2010, inflows were principally in Global Equities due to increased investments in existing accounts, as well as new accounts gained. Outflows in 2010 occurred primarily in Global and International Equity and certain Fixed Income products.

During the year ended December 31, 2009, inflows, which principally occurred in the second half of the year, were in a broad range of products, with emphasis on Global Equity products due to increased investments in existing accounts as well as new accounts gained. Outflows in 2009 occurred most significantly in U.S. and International Equity products.

As of February 18, 2011, AUM was $158.7 billion, a $3.4 billion increase since December 31, 2010. The change in AUM was due to market/foreign exchange appreciation of $3.2 billion and net inflows of $0.2 billion. Market appreciation was approximately 2% of AUM since December 31, 2010, which was generally consistent with the increase in global market indices during that period.

The following tables summarize the operating results of the Asset Management segment for the years ended December 31, 2010, 2009 and 2008. Operating results for the respective years are shown before and after the charges attributable to the Asset Management segment related to the 2010, 2009 and 2008 special items.

	Year Ended December 31, 2010
	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)
	($ in thousands)
Revenue:
Management Fees	$715,885		$715,885
Incentive Fees	86,298		86,298
Other Income	47,479		47,479

Net Revenue	849,662		849,662
Operating Expenses (c)	584,348	$2,902	581,446

Operating Income	$265,314		$268,216

Operating Income, As A Percentage of Net Revenue	31%		32%

	Year Ended December 31, 2009
	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)
	($ in thousands)
Revenue:
Management Fees	$486,810		$486,810
Incentive Fees	74,795		74,795
Other Income	40,047		40,047

Net Revenue	601,652		601,652
Operating Expenses (c)	504,452	$7,508	496,944

Operating Income	$97,200		$104,708

Operating Income, As A Percentage of Net Revenue	16%		17%

	Year Ended December 31, 2008
	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)
	($ in thousands)
Revenue:
Management Fees	$568,436		$568,436
Incentive Fees	34,961		34,961
Other Income	11,384		11,384

Net Revenue	614,781		614,781
Operating Expenses (c)	678,170	$197,550	480,620

Operating Income (Loss)	$(63,389)		$134,161

Operating Income (Loss), As A Percentage of Net Revenue	(10)%		22%

	As of December 31,
	2010	2009	2008
Headcount(d):
Managing Directors	64	56	56
Other Employees:
Business segment professionals	315	299	328
All other professionals and support staff functions	297	273	301

Total	676	628	685

(a)	Represents the portion of the 2010, 2009 and 2008 special items attributable to the Asset Management segment (see Note 23 of Notes to Consolidated Financial Statements).
(b)	A non-U.S. GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.
(c)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(d)	Excludes headcount related to indirect support functions, with such headcount being included in the Corporate segment.

Our top ten clients accounted for 22%, 23% and 25% of our total AUM at December 31, 2010, 2009 and 2008, respectively, and there were no individual clients that constituted more than 10% of our Asset Management segment net revenue during any of the years ended December 31, 2010, 2009 and 2008.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Year Ended December 31,
	2010	2009	2008
United States	59%	53%	52%
Europe	31	36	37
Rest of World	10	11	11

Total	100%	100%	100%

Asset Management Results of Operations

As reflected in the tables of operating results of the Asset Management segment above, the portion of the 2010, 2009 and 2008 special items attributable to the Asset Management segment had a significant impact on the segment’s reported operating results for such years. Lazard management believes that comparisons between years are most meaningful after excluding the impact of such items.

Year Ended December 31, 2010 versus December 31, 2009

Asset Management net revenue increased $248 million, or 41%, as compared to 2009. Management fees increased $229 million, or 47%, as compared to 2009, driven by a 32% increase in average AUM. This increase was due largely to the increase in equity market indices, a favorable change in the mix of AUM into higher margin equity products and net inflows. Incentive fees, consisting of traditional long-only and alternative investment strategies, increased $12 million, or 15%, as compared to 2009. Other revenue increased $7 million, or 19%, as compared to 2009, principally due to increased investment and commission income.

Operating expenses increased $80 million, or 16%, as compared to 2009. Excluding the impact of the 2010 and 2009 special items attributable to the Asset Management segment, operating expenses increased $85 million, or 17%, principally due to a higher provision for discretionary compensation and profit pools related to the increase in operating revenue, as well as higher fees for outsourced services related to AUM growth and an increase in the amortization of intangible assets relating to the Edgewater acquisition.

Asset Management operating income was $265 million, an increase of $168 million, as compared to $97 million in 2009, and represented 31% of segment net revenue. When excluding the impact of the 2010 and 2009 special items attributable to the Asset Management segment, operating income increased $164 million, and represented 32% of segment net revenue as compared to 17% for the prior year.

Year Ended December 31, 2009 versus December 31, 2008

Asset Management net revenue in the year ended December 31, 2009 declined $13 million, or 2%, as compared to 2008. Management fees for 2009 decreased $82 million, or 14%, as compared to 2008, driven by a 15% decrease in average AUM. This decrease was due largely to the decline in equity markets, which was partially offset by the impact of a change in the mix of investment products and levels of management fees on certain products. However, consistent with the sequential increase in quarterly average AUM described above, management fee revenue was 44% higher in the second half of 2009 as compared to the first half of 2009. Incentive fees in 2009 increased $40 million, or 114%, as compared to 2008, relating to both alternative and traditional long-only investment strategies. Other revenue increased $29 million, or 252%, as compared to 2008, principally as a result of higher revenue from noncontrolling interests, foreign exchange remeasurement gains and investment income.

Operating expenses for 2009 decreased by $174 million, or 26%, as compared to 2008. When excluding the impact of the 2009 and 2008 special items attributable to the Asset Management segment, operating expenses in 2009 increased $16 million, or 3%, principally due to the change in the Company’s compensation policy as previously described. Also impacting the increase was an increase in the current year portion of amortization expense associated with previously awarded deferred cash incentive awards, higher fees for outsourced services and an increase in the amortization of intangible assets relating to the Edgewater Acquisition, partially offset by decreased compensation related to reduced headcount, and declines in business development expenses for travel and market-related data and professional fees.

Asset Management operating income for the year ended December 31, 2009 was $97 million, an increase of $160 million, as compared to an operating loss of $63 million in 2008, and represented 16% of segment net revenue in 2009, as compared to (10)% in 2008. When excluding the impact of the 2009 and 2008 special items attributable to the Asset Management segment, operating income in 2009 decreased $29 million, or 22%, when compared to 2008, and represented 17% of segment net revenue in 2009 as compared to 22% for 2008.

Corporate

The following tables summarize the results of the Corporate segment:

	Year Ended December 31, 2010
	U.S. GAAP As Reported	Impact of Special Items (a)	Non-U.S. GAAP Excluding Special Items (b)
	($ in thousands)
Interest Income	$15,705		$15,705
Interest Expense	(95,756)		(95,756)

Net Interest (Expense)	(80,051)		(80,051)
Other Revenue	15,890		15,890

Net Revenue (Expense)	(64,161)		(64,161)
Operating Expenses	126,402	$80,661	45,741

Operating Loss	$(190,563)		$(109,902)

	Year Ended December 31, 2009
	U.S. GAAP As Reported	Impact of Special Items (a)	Non-U.S. GAAP Excluding Special Items (b)
	($ in thousands)
Interest Income	$23,367		$23,367
Interest Expense	(103,131)		(103,131)

Net Interest (Expense)	(79,764)		(79,764)
Other Revenue	21,810		21,810

Net Revenue (Expense)	(57,954)		(57,954)
Operating Expenses	209,573	$153,535	56,038

Operating Loss	$(267,527)		$(113,992)

	Year Ended December 31, 2008
	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)
	($ in thousands)
Interest Income	$63,692		$63,692
Interest Expense	(138,107)		(138,107)

Net Interest (Expense)	(74,415)		(74,415)
Other Revenue	(6,072)		(6,072)

Net Revenue (Expense)	(80,487)		(80,487)
Operating Expenses	56,927	$2,000	54,927

Operating Loss	$(137,414)		$(135,414)

	As of December 31,
	2010	2009	2008
Headcount (c):
Managing Directors	9	7	8
Other Employees:
Business segment professionals	11	10	8
All other professionals and support staff	612	607	640

Total	632	624	656

(a)	Represents the portion of the 2010, 2009 and 2008 special items attributable to the Corporate segment (see Note 23 of Notes to Consolidated Financial Statements).
(b)	A non-U.S. GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.
(c)	Includes headcount related to support functions.

Corporate Results of Operations

As reflected in the table of operating results of the Corporate segment above, the 2010, 2009 and 2008 special items attributable to the Corporate segment had a significant impact on the segment’s reported operating results in such years. Lazard management believes that comparisons between years are most meaningful after excluding the impact such items.

Year Ended December 31, 2010 versus December 31, 2009

Net interest expense was relatively unchanged as compared to 2009. Other revenue declined $6 million, or 27%, compared to 2009, reflecting foreign exchange losses in 2010 as compared to gains in 2009, and lower investment income. Investment income in 2010 includes realized losses of $14 million in connection with the fourth quarter sale of LFB’s portfolio, as compared to the $13 million write-off in 2009 of the Company’s investment in warrants of Sapphire.

Operating expenses decreased $83 million, or 40%, the principal portion of which related to the net impact of the 2010 and 2009 special items attributable to the Corporate segment. When excluding the impact of the 2010 and 2009 special items, operating expenses declined $10 million, or 18%, principally due to a decline in the amortization of share-based and deferred cash incentive compensation awards, which was partially offset by a higher provision in discretionary compensation related to the increase in the Company’s operating revenue.

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

Operating expenses for 2009 increased $153 million, as compared to 2008, principally due to the net impact of the 2009 and 2008 special items attributable to the Corporate segment. When excluding the impact of the 2009 and 2008 special items, operating expenses increased $1 million, or 2%, in 2009. Factors contributing to the increase were principally due to the change in the Company’s compensation policy described above, as well as an increase in the amortization expense associated with the current year portion of previously awarded deferred cash incentive awards, which were offset by a benefit pursuant to the tax receivable agreement and the $12 million provision for counterparty defaults in 2008.

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

Summary of Cash Flows:

	Year Ended December 31,
	2010	2009
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income (loss)	$194.4	$(188.2)
Noncash charges (a)	364.2	378.1
Other operating activities (b)	(389.7)	54.9

Net cash provided by operating activities	168.9	244.8
Investing activities (c)	411.7	(96.6)
Financing activities (d)	(277.9)	(165.6)
Effect of exchange rate changes	(10.3)	25.0

Net Increase in Cash and Cash Equivalents	292.4	7.6
Cash and Cash Equivalents:
Beginning of Year	917.3	909.7

End of Year	$1,209.7	$917.3

(a) Consists of the following:

Depreciation and amortization of property	$22.7	$22.5
Amortization of deferred expenses, stock units and interest rate hedge	316.2	372.5
Investment losses (including other-than-temporary impairment losses)	8.9	1.8
Deferred tax provision (benefit)	8.1	(23.4)
Amortization of intangible assets related to acquisitions	7.9	5.0
(Gains) losses on extinguishment of debt	.4	(0.3)

Total	$364.2	$378.1

(b)	Includes net changes in operating assets and liabilities.
(c)	Principally relates to purchases and proceeds from sales and maturities of “available-for-sale” and “held-to maturity” securities, and, in the 2010 period, the disposition of our equity method investment in Sapphire.
(d)	Primarily includes distributions to noncontrolling interest holders, settlements of vested RSUs, Class A common stock dividends, repurchases of shares of Class A common stock and common membership interests from LAZ-MD Holdings and activity related to borrowings.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. At December 31, 2010, Lazard had approximately $1.3 billion of cash and liquid securities, including $32 million of U.S. Government debt and agencies securities and $88 million of investments in equity securities. We maintain lines of credit in excess of anticipated liquidity requirements. As of December 31, 2010, Lazard had approximately $300 million in unused lines of credit available to it, including a $150 million, three-year, senior revolving credit facility with a group of lenders that matures in April 2013 (the “Credit Facility”) (see “—Financing” below) and an aggregate of $129 million of unused lines of credit available to LFB and Edgewater. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

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

Financing

The table below sets forth our corporate indebtedness as of December 31, 2010 and 2009. The agreements with respect to this indebtedness are discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Maturity Date	As of December 31,		Increase (Decrease)
		2010	2009
		($ in millions)
Senior Debt:
7.125%(a)	2015	$528.5	$538.5	$(10.0)
6.85%(b)	2017	548.4	548.4	—
Subordinated Debt:
3.25%(c)	2016	150.0	150.0	—

Total Senior and Subordinated Debt		$1,226.9	$1,236.9	$(10.0)

(a)	During the year ended December 31, 2010 the Company repurchased $10.0 million principal amount of its 7.125% Senior Notes, and, with respect thereto, recognized an aggregate loss of $0.4 million in “revenue-other”.
(b)	During the year ended December 31, 2009, the Company repurchased $0.9 million principal amount of its 6.85% Senior Notes, and, with respect thereto, recognized an aggregate gain of $0.3 million in “revenue-other”.

(c)	Convertible into shares of Class A common stock at an effective conversion price of $57 per share. One third in principal amount became convertible on and after each of July 1, 2008, July 1, 2009, and July 1, 2010, and no principal amount is convertible after June 30, 2011.

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is owing to the lending bank group, the Credit Facility includes financial condition covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended December 31, 2010 Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.80 to 1.00 and its Consolidated Interest Coverage Ratio being 9.66 to 1.00. In any event, no amounts were outstanding under the Credit Facility as of December 31, 2010.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes, as well as its $150 Million Subordinated Convertible Note, contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At December 31, 2010, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 13 of Notes to Consolidated Financial Statements for additional information regarding senior and subordinated debt.

Stockholders’ Equity

At December 31, 2010, total stockholders’ equity was $796 million as compared to $523 million and $312 million at December 31, 2009 and 2008, respectively, including $144 million, $168 million and $61 million of noncontrolling interests on the respective dates. The net activity in stockholders’ equity in the years ended December 31, 2010 and 2009 is reflected in the table below (in millions of dollars):

	Year Ended December 31,
	2010	2009
Stockholders’ Equity – Beginning of Year	$523	$312

Increase (decrease) due to:
Net income (loss)	194	(188)
Amortization of share-based incentive compensation	305	359
Delivery of Class A common stock in connection with share-based incentive compensation	(58)	(13)
AOCI (including noncontrolling interests’ portion thereof)(*)	24	53
Class A common stock dividends	(51)	(33)
Purchase of Class A common stock and Lazard Group common membership interests	(157)	(64)
Acquisitions of (distributions to) noncontrolling interests	(33)	59
Other – net	49	38

Stockholders’ Equity – End of Year	$796	$523

(*) Includes:
Net positive (negative) foreign currency translation adjustments	$(9)	$54
Net mark-ups and adjustments for items reclassified to earnings related to securities designated as “available-for-sale”	13	29
Employee benefit plan adjustments	20	(30)

Total	$24	$53

On January 27, 2010, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, a share repurchase program permitting the repurchase of up to $200 million in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2011. During the year ended December 31, 2010 the Company repurchased 4,686,892 shares of Class A common stock, at an aggregate cost of $150 million and 224,382 Lazard Group common membership interests at an aggregate cost of $7 million. Accordingly, at December 31, 2010, $43 million of the share purchase authorization remained available for future repurchases. In addition to the repurchases of 4,686,892 shares of Class A common stock described above, during the year ended December 31, 2010, in order, among other reasons, to help neutralize the dilutive effect of our share-based incentive compensation plans, the Company utilized $58 million to satisfy certain employees’ withholding tax obligations on vested RSUs in lieu of issuing 1,674,261 shares. In February 2011, the Board of Directors of Lazard Ltd authorized the repurchase of up to an additional $250 million in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2012.

See Note 15 of Notes to Consolidated Financial Statements for information regarding (i) the issuance of Class A common stock, (ii) secondary offerings of Class A common stock, (iii) exchanges of Lazard Group common membership interests and (iv) the share repurchase program.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to affiliates. See Note 22 of Notes to Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see “Item 1-Business—Regulation” included in this Form 10-K.

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of December 31, 2010:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior and Subordinated Debt (including interest) (a)	$1,672,141	$80,093	$160,185	$669,857	$762,006
Operating Leases (exclusive of $94,405 of sublease income) (b)	372,285	68,004	84,985	59,402	159,894
LAM Merger cash consideration (c)	90,348	90,348
Capital Leases (including interest) (b)	28,680	4,133	7,208	5,714	11,625
Private Equity Funding Commitments (b)	5,290	5,290

Total (d)(e)	$2,168,744	$247,868	$252,378	$734,973	$933,525

(a)	See Note 13 of Notes to Consolidated Financial Statements.
(b)	See Note 14 of Notes to Consolidated Financial Statements.
(c)	See Note 8 of Notes to Consolidated Financial Statements.
(d)	The table above excludes contingent obligations and any possible payments for uncertain tax positions given the inability to estimate the timing of the latter payments. See Notes 14, 16, 17 and 19 of Notes to Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes.
(e)	The Company has agreed to enter into an amendment (the “Lease Amendment”) of the leases relating to its offices in Rockefeller Center, New York, New York (the “Leased Premises”). The effectiveness of the Lease Amendment is conditioned upon receipt of customary documentation evidencing, among other things, the consent of the lender holding a mortgage covering the Leased Premises. The Lease Amendment provides that the term of the lease will be extended until 2033, and would commit the Company for approximately $600 million of aggregate incremental rentals over the amounts included in the table above.

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

At December 31, 2010 and 2009, the Company had receivables past due of approximately $17 million and $14 million, respectively, and its allowance for doubtful accounts was $15 million and $12 million, respectively.

Income Taxes

As part of the process of preparing its consolidated financial statements, Lazard is required to estimate its income taxes in each of the jurisdictions in which it operates. This process requires Lazard to estimate its actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains or losses on investments and depreciation. These temporary differences result in deferred tax assets and liabilities, which are included within Lazard’s consolidated statements of financial condition. Significant management judgment is required in determining Lazard’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. At December 31, 2010, the Company recorded deferred tax assets of approximately $1.3 billion, with such amount partially offset by a valuation allowance of approximately $1.2 billion due to the uncertainty of realizing the benefits of the book versus tax basis differences and certain net operating loss carry-forwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, valuation allowances are established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by the Company in making this assessment. If actual results differ from these estimates or Lazard adjusts these estimates in future periods, Lazard may need to adjust its valuation allowance if such circumstances indicate that the valuation allowance should be reduced or is no longer necessary. The portion reduced would result in a reduction in the provision for income taxes. A change in the valuation allowance could materially impact Lazard’s consolidated financial position and results of operations. Furthermore, management applies the more likely than not criteria prior to the recognition of a financial statement benefit of a tax position taken or expected to be taken in a tax return with respect to uncertainties in income taxes.

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

These investments are carried at either fair value on the consolidated statements of financial condition, with any increases or decreases in fair value reflected (i) in earnings, to the extent held by our broker-dealer subsidiaries or when designated as “trading” securities within our non-broker-dealer subsidiaries, and (ii) in AOCI, to the extent designated as “available-for-sale” securities until such time they are realized and reclassified to earnings, or, if designated as “held-to-maturity” securities, amortized cost on the consolidated statements of financial condition. Any declines in the fair value of “available-for-sale” and “held-to-maturity” securities that are determined to be other than temporary are charged to earnings. As described in Note 5 of Notes to Consolidated Financial Statements, effective July 1, 2008, as permitted under U.S. GAAP, certain debt securities held by LFB, which were previously designated as “trading” securities, were re-designated as “available-for-sale” securities. As of December 31, 2010, there are no securities designated as “available-for-sale” or “held-to-maturity”.

Gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income or AOCI and therefore subject Lazard to market and credit risk.

Data relating to net investments at December 31, 2010 and 2009 is set forth below:

	December 31,
	2010		2009
	($ in millions)
	$	%	$	%
Debt securities (a)	$96	23%	$461	57%
Equity securities (net of $3 and $5 of securities sold, not yet purchased at December 31, 2010 and 2009, respectively) (b)	86	21%	77	10%
LAM alternative asset management funds (principally GP interests in LAM-managed hedge funds) (c)	50	12%	50	6%
Private equity (d)	96	23%	103	13%
Other (e)	87	21%	112	14%

Net investments	$415	100%	$803	100%

Total assets	$3,423		$3,148

Net investments, as a percentage of total assets	12%		26%

(a)	Debt securities primarily consist of securities issued by the U.S. Government and its agencies, and fixed income funds, all of which subject Lazard to market risk.

(b)	The Company’s equity securities are primarily comprised of funds seeding products of our Asset Management segment. Hedging strategies are employed to reduce market risk, and, in turn, the volatility to earnings. Additional information regarding equity securities as of December 31, 2010 and 2009 is shown below:

	December 31,
	2010	2009
Percentage invested in:
Consumer	28%	27%
Financials	28%	25%
Industrial	9%	10%
Other	35%	38%

Total	100%	100%

(c)	The fair value of such interests reflects the pro-rata value of the ownership of the underlying securities in the funds. Such funds are broadly diversified and may incorporate particular strategies; however, there are no investments in funds with a single sector strategy.

(d)	Comprised of investments in private equity funds and direct private equity interests that are generally not subject to short-term market fluctuation, but may subject Lazard to market or credit risk.

Private equity investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small-to mid-cap European companies; (ii) CP II, a private equity fund targeting significant noncontrolling investments in established public and private companies; and (iii) Senior Housing, which acquires companies and assets in senior housing, extended stay and shopping center sectors.

Private equity investments represent approximately 3% of total assets at both December 31, 2010 and 2009.

(e)	Represents investments (i) accounted for under the equity method of accounting and (ii) private equity and general partnership interests that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “stockholders’ equity” on the consolidated statements of financial condition.

The decline in the aggregate investments at December 31, 2010 compared to December 31, 2009 of $388 million relates principally to the disposition of corporate debt securities and a substantial portion of our U.S government securities holdings in the fourth quarter of 2010.

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

At December 31, 2010, the Company’s investments in U.S Government and agency debt securities as well as its corporate and other debt securities were considered Level 1 assets with the respective fair values based on unadjusted quoted prices in active markets. The Company’s investments in fixed income funds were considered Level 2 assets with its fair value primarily based on broker quotes as provided by external pricing services.

At December 31, 2009, most of the Company’s investments in corporate and other debt securities were considered Level 2 assets with the respective fair values based on observable data, principally broker quotes as provided by external pricing services. The Company’s other debt securities, including U.S Government and agency debt securities, were considered Level 1 assets with the respective fair values based on unadjusted quoted prices in active markets.

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

Goodwill

In accordance with current accounting guidance, goodwill has an indefinite life and is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, Lazard makes estimates and assumptions in order to determine the fair value of its assets and liabilities and to project future earnings using various valuation techniques. Lazard’s assumptions and estimates are used in projecting future earnings as part of the valuation, and actual results could differ from those estimates. See Note 11 of Notes to Consolidated Financial Statements for additional information regarding goodwill.

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

At December 31, 2010 and 2009, derivative contracts related primarily to interest rate swaps, equity and foreign currency exchange rate contracts, and are recorded at fair value. Derivative assets amounted to $2 million and $1 million at December 31, 2010 and 2009, respectively, and derivative liabilities amounted to $3 million and $17 million at such respective dates.

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

The primary market risks associated with LFB’s foreign currency exchange hedging and lending activities are sensitivity to changes in the general level of interest rate and foreign exchange risk. The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions, such as those we are currently experiencing. The following sensitivity metrics provide the resultant effects on the Company’s operating income for the year ended December 31, 2010:

•	LFB’s interest rate risk as measured by a 100+/– basis point change in interest rates totaled $820 thousand.

•	Foreign currency risk associated with LFB’s open positions, in the aggregate, as measured by a 200+/– basis point change against the U.S. dollar, totaled approximately $23 thousand.

LFB fully secures its collateralized financing transactions with fixed income securities.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our fee and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where we determine the receivables are impaired. At December 31, 2010, total receivables amounted to $569 million, net of an allowance for doubtful accounts of $15 million. As of that date, financial advisory and asset management fees, customer and related party receivables comprised 85%, 11% and 4% of total receivables, respectively. At December 31, 2009, total receivables amounted to $526 million, net of an allowance for doubtful accounts of $12 million. As of that date, financial advisory and asset management fees, customer and related party receivables comprised 83%, 14% and 3% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Consolidated Financial Statements for additional information regarding receivables.

Credit Concentration

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At December 31, 2010, excluding deposits with inter-bank counterparties, LFB had no exposure to an individual counterparty that exceeded $31 million, with such amount being fully collateralized.

With respect to activities outside LFB, as of December 31, 2010, the Company’s largest individual counterparty exposure was a Financial Advisory fee receivable of $25 million related to our Private Fund Advisory Group, the terms of which require payment over a four year period.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s liabilities has fixed interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of December 31, 2010, Lazard estimates that its annual operating income relating to cash and short-term investments and corporate indebtedness would increase by approximately $12 million in the event interest rates were to increase by 1% and decrease by approximately $3 million if rates were to decrease by 1%.

As of December 31, 2010, the Company’s cash and cash equivalents totaled $1.2 billion. Substantially all of the Company’s cash and cash equivalents were invested in highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency securities) or in short-term interest earning accounts at a number of leading banks throughout the world, or in short-term certificates of deposit from such banks. On a regular basis, management reviews and updates its list of approved depositor banks as well as deposit and investment thresholds.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited the Company’s internal control over financial reporting as of December 31, 2010, as stated in their report which appears under “Reports of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lazard Ltd:

We have audited the internal control over financial reporting of Lazard Ltd and subsidiaries (the “Company”) as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report On Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as listed in the Index at Item 8 as of and for the year ended December 31, 2010 of the Company, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/    Deloitte & Touche LLP

New York, New York

February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lazard Ltd:

We have audited the accompanying consolidated statements of financial condition of Lazard Ltd and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity, for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lazard Ltd and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

New York, New York

February 25, 2011

LAZARD LTD

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2010 and 2009

(dollars in thousands, except for per share data)

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$1,209,695	$917,329
Deposits with banks	356,539	143,778
Cash deposited with clearing organizations and other segregated cash	92,911	20,217

Receivables-net:
Fees	480,340	437,532
Customers and other	63,490	73,750
Related parties	24,874	14,415

	568,704	525,697
Investments (includes $0 and $136,630 of debt securities at amortized cost at December 31, 2010 and 2009, respectively)	417,410	807,693

Property (net of accumulated amortization and depreciation of $250,898 and $239,603 at December 31, 2010 and 2009, respectively)	150,524	166,913

Goodwill and other intangible assets (net of accumulated amortization of $15,007 and $7,140 at December 31, 2010 and 2009, respectively)	361,439	317,780
Other assets	265,310	248,355

Total assets	$3,422,532	$3,147,762

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

DECEMBER 31, 2010 and 2009

(dollars in thousands, except for per share data)

	December 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$361,553	$322,101
Accrued compensation and benefits	498,880	515,033
Senior debt	1,076,850	1,086,850
Capital lease obligations	22,903	24,628
Related party payables	2,819	17,450
Other liabilities	513,410	508,603
Subordinated debt	150,000	150,000

Total liabilities	2,626,415	2,624,665
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - 22,021 and 26,883 shares issued and outstanding at December 31, 2010 and 2009, respectively	—	—
Series B - no shares issued and outstanding	—	—
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 119,697,936 and 92,165,912 shares issued at December 31, 2010 and 2009, respectively, including shares held by a subsidiary as indicated below)	1,197	922
Class B, par value $.01 per share (1 share authorized, issued and outstanding at December 31, 2010 and 2009)	—	—
Additional paid-in-capital	758,841	549,931
Retained earnings	166,468	52,726
Accumulated other comprehensive loss, net of tax	(46,158)	(57,048)

	880,348	546,531
Class A common stock held by a subsidiary, at cost (6,847,508 and 5,850,775 shares at December 31, 2010 and 2009, respectively)	(227,950)	(191,140)

Total Lazard Ltd stockholders’ equity	652,398	355,391
Noncontrolling interests	143,719	167,706

Total stockholders’ equity	796,117	523,097

Total liabilities and stockholders’ equity	$3,422,532	$3,147,762

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(dollars in thousands, except for per share data)

	Year Ended December 31,
	2010	2009	2008
REVENUE
Investment banking and other advisory fees	$1,105,168	$956,075	$990,923
Money management fees	812,709	563,932	603,908
Interest income	20,967	29,233	81,945
Other	64,233	89,168	20,330

Total revenue	2,003,077	1,638,408	1,697,106
Interest expense	97,709	107,890	139,899

Net revenue	1,905,368	1,530,518	1,557,207

OPERATING EXPENSES
Compensation and benefits	1,194,168	1,309,240	1,128,253
Occupancy and equipment	88,328	88,453	97,186
Marketing and business development	77,057	64,047	81,282
Technology and information services	73,744	69,620	67,892
Professional services	43,502	44,569	53,207
Fund administration and outsourced services	47,574	37,927	30,830
Amortization of intangible assets related to acquisitions	7,867	4,990	4,596
Provision (benefit) pursuant to tax receivable agreement	2,361	(1,258)	17,084
Restructuring	87,108	62,550	—
Other	40,009	32,614	51,737

Total operating expenses	1,661,718	1,712,752	1,532,067

OPERATING INCOME (LOSS)	243,650	(182,234)	25,140

Provision for income taxes	49,227	6,011	25,379

NET INCOME (LOSS)	194,423	(188,245)	(239)

LESS - NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	19,444	(58,003)	(3,377)

NET INCOME (LOSS) ATTRIBUTABLE TO LAZARD LTD	$174,979	$(130,242)	$3,138

ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	104,411,253	78,311,947	60,874,734
Diluted	138,469,654	78,311,947	60,874,734

NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
Basic	$1.68	$(1.68)	$0.06

Diluted	$1.36	$(1.68)	$0.06

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.50	$0.45	$0.40

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$194,423	$(188,245)	$(239)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash items included in net income (loss):
Depreciation and amortization of property	22,712	22,541	20,825
Amortization of deferred expenses, share-based incentive compensation and interest rate hedge	316,232	372,472	246,906
Amortization of intangible assets related to acquisitions	7,867	4,990	4,596
Deferred tax provision (benefit)	8,116	(23,434)	(31,652)
Investment losses (including other-than-temporary impairment losses)	8,854	1,825	—
(Gains) losses on extinguishment of debt	424	(258)	(20,253)
Stock portion of charge related to LAM Merger	—	—	64,512
(Increase) decrease in operating assets:
Deposits with banks	(221,072)	84,033	248,438
Cash deposited with clearing organizations and other segregated cash	(73,005)	(5,004)	9,007
Receivables-net	(52,690)	(26,357)	99,970
Investments	(50,809)	(37,293)	517,288
Other assets	(11,534)	25,579	(16,406)
Increase (decrease) in operating liabilities:
Deposits and other payables	46,750	(249,777)	(274,128)
Accrued compensation and benefits and other liabilities	(27,470)	263,703	(362,969)

Net cash provided by operating activities	168,798	244,775	505,895

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses in 2009 (net of cash acquired of $6,641), and equity method investments	—	(39,139)	(74,855)
Disposition of and distributions from equity method investments	51,437	—	—
Additions to property	(13,382)	(11,913)	(18,509)
Disposals of property	432	583	743
Purchases of held-to-maturity securities	—	(136,095)	—
Proceeds from sales of held-to-maturity securities	132,209	—	—
Purchases of available-for-sale securities	—	(3,466)	(147,340)
Proceeds from sales and maturities of available-for-sale securities	241,029	93,472	88,033

Net cash provided by (used) in investing activities	411,725	(96,558)	(151,928)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of Class A common stock	—	—	437,500
Contributions from noncontrolling interests	4,624	1,474	2,527
Other financing activities	33,312	52	359
Payments for:
Senior borrowings	(10,375)	(635)	(478,925)
Capital lease obligations	(2,400)	(2,980)	(3,095)
Distributions to noncontrolling interests	(37,587)	(52,739)	(80,112)
Repurchase of common membership interests from members of LAZ-MD Holdings	(7,248)	(13,285)	(2,559)
Purchase of Class A common stock	(149,981)	(50,479)	(277,064)
Class A common stock dividends	(50,581)	(33,451)	(23,056)
Settlement of vested share-based incentive compensation	(57,576)	(13,479)	(4,516)
Other financing activities	(74)	(40)	(8,079)

Net cash used in financing activities	(277,886)	(165,562)	(437,020)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(10,271)	24,967	(63,084)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	292,366	7,622	(146,137)
CASH AND CASH EQUIVALENTS—January 1	917,329	909,707	1,055,844

CASH AND CASH EQUIVALENTS—December 31	$1,209,695	$917,329	$909,707

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Supplemental investing non-cash transaction:
Class A common stock issued/issuable in connection with business acquisitions	$41,174	$10,946	$9,282

Cash paid during the year for:
Interest	$102,110	$99,491	$142,890

Income taxes	$69,454	$31,476	$111,821

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(dollars in thousands)

	Preferred Stock				Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By A Subsidiary		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Series A		Series B
	Shares	$	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2008	36,607	$—	277	$—	51,745,826	$517	$(119,038)	$248,551	$23,725	1,712,846	$(69,296)	$84,459	$38,655	$123,114

Comprehensive income (loss):
Net income (loss)								3,138				3,138	(3,377)	(239)
Other comprehensive income (loss) - net of tax:
Currency translation adjustments									(95,198)			(95,198)	(57,037)	(152,235)
Amortization of interest rate hedge									778			778	468	1,246
Available-for-sale securities:
Net unrealized loss									(25,496)			(25,496)	(15,354)	(40,850)
Adjustment for items reclassified to earnings									3			3	2	5
Employee benefit plans:
Net actuarial gain									8,834			8,834	5,320	14,154
Adjustment for items reclassified to earnings									77			77	46	123

Comprehensive loss												(107,864)	(69,932)	(177,796)

Class A common stock issued/issuable in connection with business acquisitions and LAM Merger and related amortization					203,890	2	69,174					69,176	8,308	77,484
Conversion of Series A and Series B preferred stock into Class A common stock	(4,862)	—	(277)	—	450,259	5	(5)					—		—
Repurchase of common membership interests from LAZ-MD Holdings							(1,597)					(1,597)	(962)	(2,559)
Amortization of share-based incentive compensation							147,763					147,763	88,170	235,933
Dividend-equivalents							7,211	(7,223)				(12)		(12)
Class A common stock dividends								(23,056)				(23,056)		(23,056)
Purchase of Class A common stock										8,308,170	(277,064)	(277,064)		(277,064)
Delivery of Class A common stock in connection with share-based incentive compensation							(29,024)			(644,854)	24,508	(4,516)		(4,516)
Class A common stock issued in connection with:
Settlement of the purchase contracts forming part of the ESUs					14,582,750	146	272,930					273,076	164,424	437,500
Exchange for Lazard Group common membership interests, including in connection with secondary offering					9,312,188	93	(93)					—		—
Distributions to noncontrolling interests, net													(77,507)	(77,507)
Other							144					144	87	231
Adjustment related to noncontrolling interests							82,229		7,842			90,071	(90,071)	—

Balance – December 31, 2008	31,745	$—	—	$—	76,294,913	$763	$429,694	$221,410	$(79,435)	9,376,162	$(321,852)	$250,580	$61,172	$311,752

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008—(Continued)

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By A Subsidiary		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2009	31,745	$—	76,294,913	$763	$429,694	$221,410	$(79,435)	9,376,162	$(321,852)	$250,580	$61,172	$311,752

Comprehensive income (loss):
Net loss						(130,242)				(130,242)	(58,003)	(188,245)
Other comprehensive income (loss) - net of tax:
Currency translation adjustments							37,355			37,355	16,250	53,605
Amortization of interest rate hedge							803			803	274	1,077
Available-for-sale securities:
Net unrealized gain							20,575			20,575	7,039	27,614
Adjustment for items reclassified to earnings							945			945	323	1,268
Employee benefit plans:
Prior service costs							(11,290)			(11,290)	(3,862)	(15,152)
Net actuarial loss							(13,573)			(13,573)	(4,642)	(18,215)
Adjustment for items reclassified to earnings							2,260			2,260	773	3,033

Comprehensive loss										(93,167)	(41,848)	(135,015)

Class A common stock issued/issuable in connection with business acquisitions and LAM Merger and related amortization			1,473,866	15	28,126					28,141	10,999	39,140
Conversion of Series A preferred stock into Class A common stock	(4,862)	—	479,732	5	(5)					—		—
Amortization of share-based incentive compensation					268,129					268,129	91,249	359,378
Dividend-equivalents					4,951	(4,991)				(40)		(40)
Class A common stock dividends						(33,451)				(33,451)		(33,451)
Purchase of Class A common stock								1,984,997	(50,479)	(50,479)		(50,479)
Delivery of Class A common stock in connection with share-based incentive compensation					(194,670)			(5,510,384)	181,191	(13,479)		(13,479)
Repurchase of common membership interests from LAZ-MD Holdings					(9,900)					(9,900)	(3,385)	(13,285)
Class A common stock issued in exchange for Lazard Group common membership interests, including in connection with secondary offerings			13,917,402	139	(139)					—		—
Acquisitions of and distributions to noncontrolling interests, net											58,576	58,576
Adjustments related to noncontrolling interests					23,745		(14,688)			9,057	(9,057)	—

Balance – December 31, 2009	26,883	$—	92,165,913	$922	$549,931	$52,726	$(57,048)	5,850,775	$(191,140)	$355,391	$167,706	$523,097

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008—(Continued)

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By a Subsidiary		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	$	Shares (*)	$				Shares	$
Balance – January 1, 2010	26,883	$—	92,165,913	$922	$549,931	$52,726	$(57,048)	5,850,775	$(191,140)	$355,391	$167,706	$523,097

Comprehensive income (loss):
Net income						174,979				174,979	19,444	194,423
Other comprehensive income (loss) - net of tax:
Currency translation adjustments							(8,937)			(8,937)	(520)	(9,457)
Amortization of interest rate hedge							1,093			1,093	70	1,163
Available-for-sale securities:
Net unrealized gain							2,941			2,941	188	3,129
Adjustments for items reclassified to earnings							8,930			8,930	571	9,501
Employee benefit plans:
Net actuarial gain							16,769			16,769	1,072	17,841
Adjustments for items reclassified to earnings							1,544			1,544	99	1,643

Comprehensive income										197,319	20,924	218,243

Class A common stock issued/issuable in connection with business acquisitions and LAM Merger and related amortization			315,617	3	46,220					46,223	1,653	47,876
Conversion of Series A preferred stock into Class A common stock	(4,862)		572,988	6	(6)					—		—
Amortization of share-based incentive compensation					286,957					286,957	18,346	305,303
Dividend-equivalents					10,606	(10,656)				(50)	(3)	(53)
Class A common stock dividends						(50,581)				(50,581)		(50,581)
Purchase of Class A common stock								4,686,892	(149,981)	(149,981)		(149,981)
Delivery of Class A common stock in connection with share-based incentive compensation					(286,847)			(6,690,159)	229,271	(57,576)		(57,576)
Repurchase of common membership interests from LAZ-MD Holdings					(6,812)					(6,812)	(436)	(7,248)
Issuance of Class A common stock			3,000,000	30	116,070			3,000,000	(116,100)	—		—
Class A common stock issued in exchange for Lazard Group common membership interests, including in connection with secondary offerings			23,643,419	236	(236)					—		—
Distributions to noncontrolling interests, net											(32,963)	(32,963)
Adjustments related to noncontrolling interests					42,958		(11,450)			31,508	(31,508)	—

Balance – December 31, 2010	22,021	$—	119,697,937	$1,197	$758,841	$166,468	$(46,158)	6,847,508	$(227,950)	$652,398	$143,719	$796,117

(*)

Includes 76,294,912, 92,165,912 and 119,697,936 shares of the Company’s Class A common stock issued at December 31, 2008, 2009 and 2010, respectively, and 1 share of the Company’s Class B common stock at each such date.

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

Lazard Ltd indirectly held approximately 94.0% and 74.5% of all outstanding Lazard Group common membership interests as of December 31, 2010 and 2009, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group. LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by Lazard Group’s current and former managing directors, held approximately 6.0% and 25.5% of the outstanding Lazard Group common membership interests as of December 31, 2010 and 2009, respectively. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”) which provided LAZ-MD Holdings with approximately 6.0% and 25.5% of the voting power but no economic rights in the Company as of December 31, 2010 and 2009, respectively. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Lazard Ltd Class A common stock, par value $0.01 per share (“Class A common stock”). Lazard Group is governed by an Operating Agreement dated as of May 10, 2005, as amended (the “Operating Agreement”).

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

Foreign Currency Translation—The consolidated financial statements are presented in U.S. dollars. Many of the Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at year-end exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. dollars are reported in “accumulated other comprehensive income (loss), net of tax” (“AOCI”). Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of operations. Net foreign currency remeasurement gains (losses) amounted to $(1,606), $5,700 and $14,657, respectively, for the years ended December 31, 2010, 2009 and 2008, and are included in “revenue-other” on the respective consolidated statements of operations.

Use of Estimates—In preparing the consolidated financial statements, management makes estimates and assumptions regarding:

•	valuations of assets and liabilities requiring fair value estimates including, but not limited to, investments, derivatives and securities sold, not yet purchased;

•	the adequacy of the allowance for doubtful accounts;

•	the realization of deferred taxes and adequacy of tax reserves for uncertain tax positions;

•	the outcome of litigation;

•	the carrying amount of goodwill and other intangible assets;

•	the amortization period of intangible assets;

•	the valuation of shares issued or issuable that contain transfer restrictions;

•	share-based compensation plan forfeitures; and

•	other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

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

Deposits with Banks—Represents LFB’s short-term deposits, principally with the Banque de France. The level of these deposits may be driven by the level of LFB customer and bank-related interest-bearing time and demand deposits (which can fluctuate significantly on a daily basis) and by changes in asset allocation.

Cash Deposited with Clearing Organizations and Other Segregated Cash—Primarily represents restricted cash deposits made by the Company, including those to satisfy the requirements of clearing organizations.

Allowance for Doubtful Accounts—We maintain an allowance for bad debts to provide for estimated losses relating to fees and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where we determine the receivables may be impaired, which may include situations where a fee is in dispute or litigation has commenced.

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

Investments in debt and marketable equity securities held at the Company’s non broker-dealer subsidiaries may include “trading”, “available-for-sale” and “held-to-maturity” securities. Investments in debt and marketable equity securities considered “trading” securities are accounted for at fair value, with any increase or decrease in fair value reflected in “revenue-other” in the consolidated statements of operations. Investments in debt securities considered “available-for-sale” securities are accounted for at fair value, with any increase or decrease in fair value reported in AOCI, until such time they are realized and reclassified to earnings. Investments in debt securities considered “held-to-maturity” securities are accounted for at amortized cost. Declines in the fair value of “available-for-sale” and “held-to-maturity” securities that are determined to be other-than-temporary are charged to earnings, which, for periods beginning after April 1, 2009, may only include the credit loss component of such declines. At December 31, 2010, the Company had no “available-for-sale” or “held-to-maturity” debt or marketable equity securities.

Other investments include general partnership and limited partnership interests in alternative asset management funds and private equity investments accounted for at fair value, as well as investments accounted

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

for under the equity method of accounting. Any increases or decreases in the carrying value of those investments accounted for at fair value and the Company’s share of net income or losses pertaining to its equity method investments are reflected in “revenue-other” in the consolidated statements of operations.

Dividend income is reflected in “revenue-other” on the consolidated statements of operations. Interest income includes accretion or amortization of any discount or premium arising at acquisition of the related debt security. Securities transactions and the related revenue and expenses are recorded on a “trade date” basis.

See Notes 5 and 6 of Notes to Consolidated Financial Statements for additional information regarding the Company’s investments.

Property-net—Buildings, leasehold improvements and furniture and equipment are stated at cost or, in the case of buildings under capital leases, the present value of the future minimum lease payments, less accumulated depreciation and amortization. Buildings represent owned property and amounts recorded pursuant to capital leases (see Notes 10 and 14 of Notes to Consolidated Financial Statements), with the related obligations recorded as capital lease obligations. Such buildings are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are capitalized and are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Depreciation of furniture and equipment, including computer hardware and software, is determined on a straight-line basis using estimated useful lives. Depreciation and amortization expense aggregating $22,712, $22,541 and $20,825 for the years ended December 31, 2010, 2009 and 2008, respectively, is included on the respective consolidated statements of operations in “occupancy and equipment” or “technology and information services”, depending on the nature of the underlying asset. Repairs and maintenance are expensed as incurred.

Goodwill and Other Intangible Assets—As goodwill has an indefinite life, it is required to be tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. The Company assesses whether any goodwill recorded by its applicable reporting units is impaired by comparing the fair value of each reporting unit with its respective carrying amount. In this process, Lazard uses its best judgment and information available to it at the time to perform this review and utilizes various valuation techniques in order to determine the applicable fair values.

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

See Note 11 of Notes to Consolidated Financial Statements with respect to goodwill and other intangible assets.

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

The Company enters into forward foreign currency exchange rate contracts, interest rate swaps, interest rate futures, equity swaps and other derivative contracts to hedge exposures to fluctuations in currency exchange rates, interest rates and equity markets. The Company reports its derivative instruments separately as assets and liabilities

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value and are included in “other assets” and “other liabilities” on the consolidated statements of financial condition. Except for derivatives hedging its then “available-for-sale” securities, the Company elected not to apply hedge accounting to its other derivative instruments held. Gains and losses on the Company’s derivatives not designated as hedging instruments, as well as gains and losses on derivatives accounted for as fair value hedges, are included in “interest income” and “interest expense”, respectively, or “revenue-other”, depending on the nature of the underlying item, on the consolidated statements of operations. Furthermore, with respect to derivatives designated as fair value hedges, the hedged item is required to be adjusted for changes in fair value of the risk being hedged, with such adjustment accounted for in the consolidated statements of operations.

Deposits and Other Customer Payables—Principally relates to LFB customer-related interest-bearing time and demand deposits, short-term inter-bank borrowing with banks and amounts due on collateralized borrowing activities. Collateralized borrowing activities amounted to $7,483 and $18,008 at December 31, 2010 and 2009, respectively, and were fully collateralized with pledged assets of equal or greater value at each such date.

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

Fair Value of Financial Assets and Liabilities—The majority of the Company’s financial assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include cash and cash equivalents, deposits with banks, cash deposited with clearing organizations and other segregated cash, receivables, investments (excluding investments accounted for at amortized cost or using the equity method of accounting), derivative instruments and deposits and other customer payables. For information regarding the fair value of the Company’s senior and subordinated debt, see Note 13 of Notes to Consolidated Financial Statements.

Revenue Recognition

Investment Banking and Other Advisory Fees—Fees for M&A and strategic advisory services and restructuring advisory services are recorded when earned, which is generally the date the related transactions are consummated. Expenses that are directly related to such transactions and billable to clients are deferred to match revenue recognition. “Investment banking and other advisory fees” on the Company’s consolidated statements of operations are presented net of client reimbursements of expenses. The amount of expenses reimbursed by clients for the years ended December 31, 2010, 2009 and 2008 are $20,216, $21,673 and $18,124, respectively.

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

Share-Based Incentive Compensation Awards—Share-based incentive compensation awards that do not require future service are expensed immediately and awards that require future service are amortized over the applicable vesting periods or requisite service periods. Expense relating to share-based incentive compensation awards is based on the fair value of the Company’s Class A common stock on the date of grant, and is recognized in “compensation and benefits” (and, as applicable, in “restructuring” expense, with respect to the expense associated with the acceleration of unrecognized expense pertaining to awards granted previously to individuals who were terminated by the Company in the restructuring programs described in Note 18 of Notes to Consolidated Financial Statements).

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, a valuation allowance is established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by the Company in making this assessment. Furthermore, management applies the “more likely than not” criteria prior to the recognition of a financial statement benefit of a tax position taken or expected to be taken in a tax return with respect to uncertainty in income taxes.

The Company recognizes interest and/or penalties related to income tax matters in “income tax expense”.

See Note 19 of Notes to Consolidated Financial Statements for additional information relating to income taxes.

3.    RECENT ACCOUNTING DEVELOPMENTS

Fair Value Measurements—On January 1, 2009, the Company adopted, on a prospective basis, the provisions of new accounting guidance issued by the Financial Accounting Standards Board (the “FASB”) on fair value measurements for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These nonfinancial items included, for example, reporting units required to be measured at fair value for annual goodwill impairment testing purposes and nonfinancial assets acquired and liabilities assumed in a business combination. Such guidance, among other things, defined fair value, established a framework for measuring fair value and enhanced disclosure requirements about fair value measurements. The adoption did not have a material impact on the Company’s consolidated financial statements.

On April 1, 2009, the Company adopted, on a prospective basis, additional accounting guidance issued by the FASB on fair value measurements. The additional accounting guidance assists in the determination of fair value for securities or other financial assets when the volume and level of activity for such items have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis. The additional accounting guidance also assists in determining whether or not a transaction is orderly and whether or not a transaction or quoted price can be considered in the determination of fair value. Accordingly, the additional accounting guidance does not apply to quoted prices for identical assets or liabilities in active markets categorized as Level 1 in the fair value measurement hierarchy. The adoption of additional guidance regarding fair value measurements did not materially impact the Company’s consolidated financial statements.

On January 21, 2010, the FASB amended its fair value measurement disclosure guidance to require disclosure of significant transfers into and out of the Level 1 and Level 2 categories in the fair value measurement hierarchy, as well as separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. In addition, the FASB also clarified its existing fair value measurement disclosure guidance regarding the level of disaggregation required and disclosures about inputs and valuation techniques used to measure fair value. The new disclosure requirements and clarifications of existing fair value measurement disclosure guidance became effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to provide disclosures about purchases, sales, issuances and settlements on a gross basis in the roll forward of activities in Level 3 fair value measurements, which became effective for interim and annual reporting periods beginning after December 15, 2010. On January 1, 2010, the Company adopted, on a prospective basis, the applicable new disclosure requirements and clarifications of existing fair value measurement disclosure guidance, which did not have a material impact on the Company’s consolidated financial statements. The Company does not anticipate that the adoption of the remaining new disclosure requirements that are effective for interim and annual reporting periods beginning after December 15, 2010 will have a material impact on its consolidated financial statements.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Business Combinations—On January 1, 2009, the Company adopted, on a prospective basis, new accounting guidance issued by the FASB on business combinations. The new accounting guidance supersedes or amends other related authoritative literature although it retains the fundamental requirements that the acquisition method of accounting (previously referred to as the “purchase method”) be used for all business combinations and that an acquirer be identified for each business combination. The new guidance also establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree; (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; (c) recognizes and measures contingent consideration arrangements, and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. The new guidance also requires the acquirer to expense, as incurred, costs relating to any acquisitions. The adoption of the new accounting guidance did not materially impact the Company’s consolidated financial statements. Prospectively, all acquisitions conform to the new accounting guidance.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

4.	RECEIVABLES - NET

The Company’s “receivables - net” represents receivables from fees, customers and other and related parties.

In connection with collateralized lending activities of LFB, the Company typically receives a pledge of specifically identified securities of equal or greater value than the amount of the cash loaned. Collateralized customer loan receivables, which amounted to $4,009 and $2,305 at December 31, 2010 and 2009, respectively, were collateralized by securities of equal or greater value at each such date. Securities owned by customers and pledged to collateralize secured loan receivables are not reflected on the consolidated statements of financial condition.

Customers and other receivables at December 31, 2010 and 2009 include $2,121 and $4,466, respectively, of loans by LFB to managing directors and employees in France that are made in the ordinary course of business at market terms.

Receivables are stated net of an estimated allowance for doubtful accounts of $15,017 and $11,575 at December 31, 2010 and 2009, respectively, for past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. The Company recorded bad debt expense of $8,392, $4,509 and $5,388 for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, the Company recorded charge-offs, foreign currency translation and other adjustments, which resulted in a net decrease to the allowance for doubtful accounts of $4,950, $8,817 and $2,795 for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010 and 2009, the Company had receivables deemed past due or uncollectible of $17,101 and $14,150, respectively.

5.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009
Debt:
U.S. Government and agencies	$31,900	$147,507
Fixed income funds	33,951	—
Corporate and other debt	29,693	313,342

Total debt securities	95,544	460,849

Equities	88,437	82,442

Other:
Interest in LAM alternative asset management funds:
General Partner (“GP”) interests owned	50,437	50,080
GP interests consolidated, but owned by noncontrolling interests	8,219	13,038
Private equity:
Investments owned	96,276	102,983
Investments consolidated, but owned by noncontrolling interests	67,206	35,743
Equity method investments	11,291	62,558

	233,429	264,402

Total investments	417,410	807,693
Less:
Debt at amortized cost	—	136,630
Equity method investments	11,291	62,558

Investments, at fair value	$406,119	$608,505

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$2,897	$5,179

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Debt investments at December 31, 2010 and 2009 were categorized as follows:

	December 31,
	2010	2009
Trading securities:
U.S. Government and agencies	$31,900	$21,094
Fixed income funds	33,951	—
Corporate and other debt	29,693	49,462

	95,544	70,556

Available-for-sale securities:
Corporate and other debt	—	253,663

Held-to-maturity securities:
U.S. Government and agencies	—	126,413
Corporate and other debt	—	10,217

	—	136,630

Total debt securities	$95,544	$460,849

Corporate and other debt securities primarily consist of United Kingdom (the “U.K.”) government and U.S. state and municipal debt securities, and, at December 31, 2009, fixed and floating rate European corporate and French government debt securities held by LFB.

Effective July 1, 2008, certain debt securities held by LFB with a carrying value of $236,999 on that date, which were previously designated as “trading” securities, were redesignated as “available-for-sale” securities. Such re-designation represented a non-cash transaction between “trading” and “available-for-sale” securities.

During the year ended December 31, 2010, the Company sold “available-for-sale” corporate debt securities for $214,540, which equaled its then carrying value, and sold “held-to-maturity” U.S. government and agency debt securities for $132,209, which had a carrying value of $126,573.

Debt securities classified as “available-for-sale” at December 31, 2009 that were in an unrealized loss position consisted of securities that were in a continuous loss position for 12 months or longer. The aggregate fair value and unrealized loss pertaining to such debt securities amounted to $166,094 and $21,381, respectively. During the year ended December 31, 2009, an other-than-temporary impairment charge of $1,825 was recognized in “other-revenue” on the consolidated statement of operations, representing the credit loss component of debt securities whose fair value was below amortized cost. There were no other-than-temporary impairment charges recognized during the years ended December 31, 2010 and 2008.

Equities principally represent the Company’s investments in marketable equity securities of large-, mid- and small-cap domestic, international and global companies to seed new Asset Management products and includes investments in public and private asset management funds managed both by LAM and third-party asset managers.

In 2008, LFNY was a party to a Prime Brokerage Agreement with Lehman Brothers Inc. (“LBI”) for certain accounts involving investment strategies managed by LAM. On September 9, 2008, LAM requested a transfer of such accounts, of which $11,368 was not received. On September 15, 2008, Lehman Brothers Holdings, Inc., the ultimate parent company in the Lehman Group, filed for protection under Chapter 11 of the United States Bankruptcy Code and a number of Lehman Group entities in the U.K. entered into administration proceedings under the Insolvency Act 1986. In addition, the Securities Investor Protection Corporation (“SIPC”) commenced

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

liquidation proceedings on September 19, 2008 pursuant to the Securities Investor Protection Act of 1970, as amended, with respect to LBI. The Chapter 11 filing, Insolvency Act Administration and SIPC proceedings exposed Lazard to possible loss due to counterparty credit and other risk. During 2008, the Company provided for the entire amount of such possible loss, and, through December 31, 2010, $947 has been recovered by the Company. We continue to actively seek recovery of all amounts.

Interests in LAM alternative asset management funds represent (i) GP interests owned by Lazard in LAM-managed alternative asset management funds and (ii) GP interests consolidated by the Company pertaining to noncontrolling interests in LAM alternative asset management funds. Such noncontrolling interests in LAM alternative asset management funds, which represent GP interests held directly by certain of our LAM managing directors or employees of the Company, are deemed to be controlled by, and therefore consolidated by, the Company in accordance with U.S. GAAP. Noncontrolling interests are presented within “stockholders’ equity” on the consolidated statements of financial condition (see Note 15 of Notes to Consolidated Financial Statements).

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

Private equity investments consolidated but not owned by Lazard are related solely to Lazard’s establishment of a private equity business with the Edgewater Funds (“Edgewater”), a Chicago-based private equity firm, through the acquisition of Edgewater’s management vehicles on July 15, 2009. The acquisition was structured as a purchase by Lazard of interests in a holding company that owns interests in the general partner and management company entities of the current Edgewater private equity funds (the “Edgewater Acquisition”). Edgewater is focused on buyout and growth equity investments in middle market companies. The economic interests that the Company does not own are owned by the current leadership team and other investors in the Edgewater management vehicles. See Note 9 of Notes to Consolidated Financial Statements.

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

On January 6, 2010, Sapphire announced that it had not completed the Business Combination and it would dissolve and distribute the funds in the Trust Account to all its public shareholders, to the extent they were holders of shares issued in the Sapphire IPO. Pursuant to such dissolution, on January 26, 2010, Sapphire made an initial distribution to the Company aggregating $50,319. All Sapphire warrants expired without value. During the fourth quarter of 2009, the Company recognized a loss of approximately $13,000 principally related to its investment in warrants of Sapphire, with such loss being recorded in “revenue-other” in the accompanying consolidated statement of operations.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The Company recognized gross investment gains and losses for the years ended December 31, 2010, 2009 and 2008, including a gain of $5,636 from the sale of “held-to-maturity” securities during the fourth quarter of 2010, in “revenue-other” on its consolidated statements of operations as follows:

	Year Ended December 31,
	2010	2009	2008
Gross investment gains	$45,503	$53,319	$52,748
Gross investment losses	$19,703	$19,740	$164,135

The table above includes gross unrealized investment gains and losses pertaining to “trading” securities as follows:

	Year Ended December 31,
	2010	2009	2008
Gross unrealized investment gains	$78	$3,723	$18,672
Gross unrealized investment losses	$512	$—	$9,125

Within AOCI, the Company recorded a reduction (increase) in net unrealized losses of $17,923, $46,273 and ($62,347) during the years ended December 31, 2010, 2009 and 2008, respectively, pertaining to “available-for-sale” debt securities. The reduction in net unrealized losses during the year ended December 31, 2010 includes the reclassification to earnings of realized gains of $1,755 and realized losses of $16,245 from the sale of the “available-for-sale” portfolio. With respect to adjustments for items reclassified to earnings, the average cost basis is utilized for purposes of calculating realized investment gains and losses.

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

At December 31, 2010, the Company’s investments in U.S. Government and agency debt securities as well as its corporate and other debt securities were considered Level 1 assets with the respective fair values based on unadjusted quoted prices in active markets. The Company’s investments in fixed income funds were considered Level 2 assets with its fair values primarily based on broker quotes as provided by external pricing services.

At December 31, 2009, most of the Company’s investments in corporate and other debt securities were considered Level 2 assets with the respective fair values based on observable data, principally broker quotes, as

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

provided by external pricing services. The Company’s other debt securities, at fair value, including U.S Government and agency debt securities, were considered Level 1 assets, with the respective fair values based on unadjusted quoted prices in active markets.

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

The fair value of interests in LAM alternative asset management funds is classified as Level 2, and is based on information provided by external pricing services.

The fair value of private equity investments is classified as Level 3, and is based on financial statements provided by fund managers, appraisals and internal valuations.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables present the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 into a three-level fair value hierarchy in accordance with fair value measurement disclosure requirements:

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt:
U.S. Government and agencies	$31,900	$—	$—	$31,900
Fixed income funds	—	33,951	—	33,951
Corporate and other debt	29,693	—	—	29,693
Equities	66,269	21,852	316	88,437
Other (excluding equity method investments):
Interest in LAM alternative asset management funds:
GP interests owned	—	50,437	—	50,437
GP interests consolidated, but owned by noncontrolling interests	—	8,219	—	8,219
Private equity:
Investments owned	—	—	96,276	96,276
Investments consolidated, but owned by noncontrolling interests	—	—	67,206	67,206
Derivatives	—	1,874	—	1,874

Total Assets	$127,862	$116,333	$163,798	$407,993

Liabilities:
Securities sold, not yet purchased	$2,897	$—	$—	$2,897
Derivatives	—	3,230	—	3,230

Total Liabilities	$2,897	$3,230	$—	$6,127

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding securities at amortized cost):
U.S. Government and agencies	$21,094	$—	$—	$21,094
Corporate and other debt	49,462	253,663	—	303,125
Equities	65,932	16,205	305	82,442
Other (excluding equity method investments):
Interest in LAM alternative asset management funds:
GP interests owned	—	50,080	—	50,080
GP interests consolidated, but owned by noncontrolling interests	—	13,038	—	13,038
Private equity:
Investments owned	—	2,812	100,171	102,983
Investments consolidated, but owned by noncontrolling interests	—	—	35,743	35,743
Derivatives	5	916	—	921

Total Assets	$136,493	$336,714	$136,219	$609,426

Liabilities:
Securities sold, not yet purchased	$5,179	$—	$—	$5,179
Derivatives	—	17,383	—	17,383

Total Liabilities	$5,179	$17,383	$—	$22,562

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the year ended December 31, 2010.

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31, 2010
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Net Purchases, Issuances and Settlements/ Acquisitions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$305	$6	$14	$(9)	$316
Private equity:
Investments owned	100,171	1,418	(1,932)	(3,381)	96,276
Investments consolidated, but owned by noncontrolling interests	35,743	7,228	24,235	—	67,206

Total Level 3 Assets	$136,219	$8,652	$22,317	$(3,390)	$163,798

	Year Ended December 31, 2009
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Net Purchases, Issuances and Settlements/ Acquisitions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$2,453	$(97)	$(2,051)	$—	$305
Private equity:
Investments owned	83,931	2,769	11,932	1,539	100,171
Investments consolidated, but owned by noncontrolling interests	—	3,824	31,919	—	35,743

Total Level 3 Assets	$86,384	$6,496	$41,800	$1,539	$136,219

	Year Ended December 31, 2008
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Net Purchases, Issuances and Settlements/ Acquisitions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$4,469	$212	$(1,944)	$(284)	$2,453
Private equity investments owned	74,051	(12,391)	25,733	(3,462)	83,931

Total Level 3 Assets	$78,520	$(12,179)	$23,789	$(3,746)	$86,384

There were net realized gains (losses) of $353, $(682) and $1,810 included in earnings during the years ended December 31, 2010, 2009 and 2008, respectively, with respect to Level 3 assets.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

7.	DERIVATIVES

The table below represents the fair values of the Company’s derivative assets and liabilities reported within “other assets” and “other liabilities” on the accompanying consolidated statements of financial condition as of December 31, 2010 and 2009:

	Designated as Hedging Instruments		Not Designated as Hedging Instruments		Total December 31,
	December 31,		December 31,
	2010	2009	2010	2009	2010	2009
Derivative Assets:
Forward foreign currency exchange rate contracts	$—	$—	$1,432	$836	$1,432	$836
Interest rate swaps	—	—	57	80	57	80
Equity swaps and other	—	—	385	5	385	5

	$—	$—	$1,874	$921	$1,874	$921

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$—	$—	$2,151	$2,213	$2,151	$2,213
Interest rate swaps	—	14,147	326	56	326	14,203
Equity swaps	—	—	753	967	753	967

	$—	$14,147	$3,230	$3,236	$3,230	$17,383

Gains (losses) with respect to derivatives not designated as hedging instruments on the accompanying consolidated statements of operations for the years ended December 31, 2010 and 2009 (predominantly reflected in “revenue-other”), by type of derivative, were as follows:

	Year Ended December 31,
	2010	2009
Forward foreign currency exchange rate contracts	$2,291	$3,311
Interest rate swaps	(294)	625
Equity swaps and other	(6,415)	(13,810)

	$(4,418)	$(9,874)

Derivatives designated as hedging instruments relate to interest rate swaps that hedged “available-for-sale” securities and had been accounted for as fair value hedges. For the years ended December 31, 2010 and 2009, the Company recognized pre-tax losses pertaining to interest rate swaps of $2,844 and $1,263, respectively. These losses were substantially offset by gains recognized on the hedged risk portion of such “available-for-sale” securities.

8.	LAM MERGER TRANSACTION

On September 25, 2008, the Company, LAM and LAZ Sub I, LLC, a then newly-formed subsidiary of LFNY, completed the merger of LAZ Sub I, LLC with and into LAM (the “LAM Merger”). Prior to the LAM Merger, the common equity interests of LAM were held by LFNY, and certain other equity interests of LAM, representing contingent payments should a certain specified fundamental transactions occur, were held by present

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

and former employees of LAM. Following the LAM Merger, all equity interests of LAM are owned directly or indirectly by LFNY. As a consequence of the LAM Merger, during the three month period ended September 30, 2008 the Company recorded compensation and benefits expense of $197,550 related to the equity interests of LAM held by present and former employees of LAM and $2,000 of non-compensation related transaction costs (together aggregating to a reduction of operating income of $199,550).

The aggregate non-contingent consideration relating to the equity interests of LAM held by present and former employees of LAM and its subsidiaries (the “Transaction Consideration”) consists of (i) cash payments made from the closing of the LAM Merger through January 2, 2009 of approximately $60,100, (ii) a cash payment on October 31, 2011 of approximately $90,300 and (iii) an issuance on October 31, 2011 of 2,201,457 shares of Lazard Ltd’s Class A common stock (plus additional shares of Class A common stock in an amount determined by reference to the cash dividends paid on Class A common stock since the closing of the LAM Merger), subject, in the case of clause (ii) and (iii) and with respect to certain present employees of LAM and its subsidiaries, to delayed payment/issuance until the eighth anniversary of the closing of the LAM Merger if the applicable employee is no longer employed by Lazard or its affiliates on October 31, 2011, subject to certain exceptions. The merger agreement also generally provides that if there is a change in control of the Company or a sale of LAM, any and all of the Transaction Consideration will be payable as of the date of such change in control. The related liabilities for the present value of the unpaid cash consideration have been recorded in the accompanying consolidated statements of financial condition in “accrued compensation and benefits” and “other liabilities”, and amounted to $15,152 and $71,394, respectively, as of December 31, 2010, and $14,252 and $65,308, respectively, as of December 31, 2009.

9.	BUSINESS ACQUISITIONS AND JOINT VENTURE INVESTMENT

On July 15, 2009, the Company established a private equity business with Edgewater, a private equity firm based in Chicago, Illinois, through the Edgewater Acquisition. Following such acquisition, Edgewater’s current leadership team retained a substantial economic interest in such entities. Edgewater primarily manages middle market funds (the “underlying funds”). The acquisition was structured as a purchase by Lazard Group of interests in a holding company that in turn owns interests in the general partner and management company entities of the current Edgewater private equity funds.

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

The Edgewater Acquisition was accounted for under the acquisition method of accounting, whereby the results of the acquired business are included in our consolidated financial results from July 15, 2009, the effective date of the acquisition. As a result of the acquisition, we recorded net tangible assets, identifiable intangible assets and goodwill of $53,635 (consisting primarily of Edgewater’s investments in the underlying funds and cash), $56,200 and $61,630, respectively, which include amounts for Edgewater’s noncontrolling interests held (whose economic interests approximate 50%) aggregating $109,841. Goodwill pertaining to this acquisition is deductible for income tax purposes. See Note 11 of Notes to Consolidated Financial Statements for

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

additional information relating to goodwill and other intangible assets. The operating results relating to Edgewater are included in the Company’s Asset Management segment.

In 2007, the Company acquired Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies, and Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”), an Australia-based financial advisory firm. These purchases were affected through an exchange of a combination of cash, Class A common stock, and by Lazard Ltd issuing shares of non-participating convertible Series A and Series B preferred stock, which are or were each convertible into Class A common stock. In connection with such acquisitions, as of December 31, 2010 and 2009, 1,295,029 and 662,015 shares of Class A common stock were issuable on a non-contingent basis, respectively. Additionally, at December 31, 2010 and 2009, 4,862 and 7,293 shares of Series A preferred stock, respectively, were convertible into Class A common shares on a non-contingent basis, with the number of Class A common shares dependent, in part, upon future prices of the Class A common stock. Depending upon the future performance of GAHL and CWC, at December 31, 2009, 948,631 shares of Class A common stock were contingently issuable and, at December 31, 2010 and 2009, 17,159 and 19,590 shares of Series A preferred stock, respectively, were contingently convertible into shares of Class A common stock. The Class A common stock described above related to the GAHL and CWC acquisitions is issuable over multi-year periods.

On January 31, 2008, Lazard Group acquired a 50% interest in Merchant Bankers Asociados (“MBA”). The Company accounts for the investment in MBA using the equity method of accounting.

10.    PROPERTY-NET

At December 31, 2010 and 2009 property-net consists of the following:

	Estimated Depreciable Life in Years	December 31,
		2010	2009
Buildings	33	$168,711	$181,679
Leasehold improvements	5-20	156,250	157,335
Furniture and equipment	3-10	76,461	67,502

Total		401,422	406,516
Less - Accumulated depreciation and amortization		(250,898)	(239,603)

Property-net		$150,524	$166,913

11.    GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at December 31, 2010 and 2009 are presented below:

	December 31,
	2010	2009
Goodwill	$313,229	$261,703
Other intangible assets (net of accumulated amortization)	48,210	56,077

	$361,439	$317,780

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

At December 31, 2010 and 2009, goodwill of $251,599 and $200,073, respectively, was attributable to the Company’s Financial Advisory segment and, at each such date, $61,630 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
	2010	2009	2008
Balance, January 1	$261,703	$170,277	$178,446
Business acquisitions, including additional contingent consideration earned	41,174	70,965	9,282
Foreign currency translation adjustments	10,352	20,461	(17,451)

Balance, December 31	$313,229	$261,703	$170,277

The Company performs a goodwill impairment test annually or more frequently if circumstances indicate that impairment may have occurred. The Company has selected December 31 as the date to perform its annual impairment test. Pursuant to the Company’s goodwill impairment review for the years ended December 31, 2010, 2009 and 2008, the Company compared the fair value of each of its applicable reporting units to their corresponding carrying amounts, including goodwill, and determined that no impairment existed.

The gross cost and accumulated amortization of other intangible assets as of December 31, 2010 and 2009, by major intangible asset category, are as follows:

	December 31, 2010			December 31, 2009
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/performance fees	$30,740	$890	$29,850	$30,740	$—	$30,740
Management fees, customer relationships and non-compete agreements	32,477	14,117	18,360	32,477	7,140	25,337

	$63,217	$15,007	$48,210	$63,217	$7,140	$56,077

Amortization expense of intangible assets for the years ended December 31, 2010, 2009 and 2008 was $7,867, $4,990 and $4,596, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2011	$5,727
2012	6,302
2013	12,800
2014	9,861
2015	7,278
Thereafter	6,242

Total amortization expense	$48,210

(a)	Approximately 48% of intangible asset amortization is attributable to a noncontrolling interest.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

12.    OTHER ASSETS AND OTHER LIABILITIES

The following table sets forth the Company’s other assets, by type, as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Current and deferred income taxes receivable (net of valuation allowance) and other taxes	$123,813	$134,910
Advances and prepayments	94,973	65,320
Deferred debt issuance costs	7,594	7,550
Other	38,930	40,575

Total	$265,310	$248,355

The following table sets forth the Company’s other liabilities, by type, as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Accrued expenses	$136,666	$132,249
Current and deferred income taxes and other taxes	113,159	121,899
Employee benefit-related liabilities	67,779	80,349
LAM Merger (present value of unpaid cash consideration)	71,394	65,308
Unclaimed funds at LFB	28,026	26,329
Abandoned leased space (principally in the U.K.)	8,203	10,850
Securities sold, not yet purchased	2,897	5,179
Other	85,286	66,440

Total	$513,410	$508,603

13.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of December 31, 2010 and 2009:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of December 31,
				2010	2009
Lazard Group 7.125% Senior Notes (a)	$550,000	5/15/15	7.125%	$528,500	$538,500
Lazard Group 6.85% Senior Notes (b)	600,000	6/15/17	6.85%	548,350	548,350
Lazard Group Credit Facility (c)	150,000	4/29/13	2.25%	—	—

Total				$1,076,850	$1,086,850

(a)	During the years ended December 31, 2010 and 2008, the Company repurchased $10,000 and $11,500 principal amount of the 7.125% Senior Notes, respectively, at a cost, excluding accrued interest, of $10,375 and $7,974, respectively, and, after the write-off of applicable unamortized debt issuance costs of $49 and $75 in the respective years, the Company recognized a pre-tax gain (loss) of $(424) and $3,451, respectively. In connection with the issuance of the 7.125% Senior Notes, on April 1, 2005, Lazard Group entered into an interest rate forward agreement. On May 9, 2005, Lazard Group settled the interest rate forward agreement, of which $11,003 was deemed to be the effective portion of the hedge and recorded within AOCI, and is being amortized as a charge to interest expense over the ten-year term of the 7.125% Senior Notes.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

(b)	During the years ended December 31, 2009 and 2008, the Company repurchased $900 and $50,750 principal amount of the 6.85% Senior Notes, respectively, at a cost, excluding accrued interest, of $635 and $33,463, respectively, and, after the write-off of unamortized debt issuance costs of $7 and $485 in the respective years, the Company recognized pre-tax gains of $258 and $16,802, respectively.

(c)	On April 29, 2010, Lazard Group entered into a $150,000, three-year senior revolving credit facility with a group of lenders (the “Credit Facility”). The Credit Facility, as amended, replaced the prior revolving credit facility, which was terminated as a condition to effectiveness of the Credit Facility. Interest rates under the Credit Facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of December 31, 2010, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 2.25%. At December 31, 2010 and 2009, no amounts were outstanding under the Credit Facility or the prior revolving Credit Facility.

Subordinated Debt—Subordinated debt at December 31, 2010 and 2009 amounted to $150,000 at each date and represents a note which is convertible into a maximum of 2,631,570 shares of Class A common stock at an effective conversion price of $57 per share. The note matures on September 30, 2016, and has a fixed interest rate of 3.25% per annum. One-third in principal amount became convertible on and after each of July 1, 2008, July 1, 2009 and July 1, 2010, and no principal amount is convertible after June 30, 2011. As of December 31, 2010, there have been no conversions of the note.

Debt maturities relating to senior and subordinated borrowings outstanding at December 31, 2010 for each of the five years in the period ending December 31, 2015, and thereafter, are set forth in the table below. For purposes of this table, it was assumed that the $150,000 subordinated convertible note remains outstanding in accordance with its stated terms.

Year Ending December 31,	Senior Debt	Subordinated Debt	Total
2011-2014	$—	$—	$—
2015	528,500	—	528,500
Thereafter	548,350	150,000	698,350

Total	$1,076,850	$150,000	$1,226,850

The Credit Facility contains customary terms and conditions, including certain financial covenants. In addition, the Credit Facility, the indenture and supplemental indentures relating to Lazard Group’s senior notes as well as its subordinated convertible note contain certain covenants (none of which relate to financial condition), events of default and other customary provisions, including a customary make-whole provision in the event of early redemption where applicable. As of December 31, 2010, the Company was in compliance with all of these provisions. All of the Company’s senior and subordinated debt obligations are unsecured.

As of December 31, 2010, the Company had approximately $300,000 in unused lines of credit available to it, including the Credit Facility, and approximately $102,000 and $27,000 of unused lines of credit available to LFB and Edgewater, respectively. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

The Company’s senior and subordinated debt are recorded at historical amounts. At December 31, 2010 and 2009, the fair value of the Company’s senior and subordinated debt was $1,271,360 and $1,255,254, respectively, and exceeded the aggregate carrying value by $44,510 and $18,404, respectively. The fair value of

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

the Company’s senior and subordinated debt was estimated using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements or based on market quotations, where available.

14.    COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office space and equipment under non-cancelable lease agreements, which expire on various dates through 2022 or, upon the effectiveness of the Lease Amendment (as defined below), 2033.

Operating lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. For the years ended December 31, 2010, 2009 and 2008, aggregate rental expense relating to operating leases amounted to $66,350, $69,412 and $74,558, respectively, and is included in “occupancy and equipment” or “technology and information services” on the consolidated statements of operations, depending on the nature of the underlying asset. The Company subleases office space under agreements, which expire on various dates through 2022. Sublease income from such agreements was $10,478, $11,327 and $11,531 for the years ended December 31, 2010, 2009 and 2008, respectively.

Capital lease obligations recorded under sale/leaseback transactions are payable through 2017 at a weighted average interest rate of approximately 6.63%. Such obligations are collateralized by certain buildings with a net book value of approximately $25,004 and $27,364 at December 31, 2010 and 2009, respectively. The net book value of all assets recorded under capital leases aggregated $27,767 and $28,728 at December 31, 2010 and 2009, respectively.

At December 31, 2010, minimum rental commitments under non-cancelable leases, net of sublease income, are approximately as follows:

Year Ending December 31,	Minimum Rental Commitments
	Capital	Operating
2011	$4,133	$68,004
2012	3,660	50,111
2013	3,548	34,874
2014	3,020	30,395
2015	2,694	29,007
Thereafter	11,625	159,894

Total minimum lease payments	28,680	372,285
Less amount representing interest	5,777

Present value of capital lease commitments	$22,903

Sublease proceeds		94,405

Net lease payments		$277,880

The Company has agreed to enter into an amendment (the “Lease Amendment”) of the leases relating to its offices in Rockefeller Center, New York, New York (the “Leased Premises”). The effectiveness of the Lease Amendment is conditioned upon receipt of customary documentation evidencing, among other things, the consent of the lender holding a mortgage covering the Leased Premises. The Lease Amendment provides that the term of the lease will be extended until 2033, and would commit the Company for approximately $600,000 of aggregate incremental rentals over the amounts included in the table above.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

With respect to abandoned leased facilities in the U.K., at December 31, 2010 and 2009, the Company has recognized liabilities of $7,194 and $9,991, respectively, which are included in “other liabilities” on the consolidated statements of financial condition. Payments toward the liabilities continue through the remaining term of the leases. Such liabilities are based on the discounted future commitment, net of expected sublease income.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At December 31, 2010, LFB had $5,125 of such indemnifications and held $3,694 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the consolidated statement of financial condition.

Private Equity Funding Commitments—At December 31, 2010, the principal unfunded commitments by the Company for capital contributions to private equity investment funds related to CP II, is an amount not to exceed $5,290 for potential “follow-on investments” and/or for CP II expenses through the earlier of (i) February 25, 2017 or (ii) the liquidation of the fund.

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. Outstanding commitments at December 31, 2010 were $15,493. Such commitments have varying expiration dates and are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level. These commitments may not represent future cash requirements as they may expire without being drawn upon.

See Notes 8, 9 and 17 of Notes to Consolidated Financial Statements for information regarding commitments relating to the LAM Merger, business acquisitions and obligations to fund our pension plans, respectively.

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

15.	STOCKHOLDERS’ EQUITY

Issuance of Class A Common Shares—During the year ended December 31, 2010, 3,000,000 shares of Class A common stock were newly issued by Lazard Ltd to Lazard Group in connection with the settlement of vested restricted stock unit grants denominated in shares of Class A common stock (“RSUs”). Such shares were authorized as part of

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

the 25,000,000 shares of Class A common stock that may be issued under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”). In addition, during 2010, Lazard Ltd issued an aggregate of 888,605 shares of Class A common stock in connection with the GAHL and CWC acquisitions, which includes 572,988 shares of Class A common stock issued upon conversion of 4,862 shares of Lazard Ltd Series A preferred stock (see Note 9 of Notes to Consolidated Financial Statements).

Secondary Offerings—Pursuant to the applicable Prospectus Supplements during 2008, 2009 and 2010, certain selling shareholders of Lazard Ltd (which include current and former managing directors of Lazard (and, from time to time, certain of our directors, executive officers or former executive officers) and their permitted transferees (collectively, the “Selling Shareholders”), who hold LAZ-MD Holdings exchangeable interests and/or Class A common stock) offered to sell shares of Class A common stock pursuant to applicable underwriting agreements and pricing agreements. Secondary offerings during the years ended December 31, 2008, 2009 and 2010 are described below.

2008 – In September 2008, certain Selling Shareholders offered to sell 6,442,721 shares of Class A common stock. The underwriters had the option to purchase up to an additional 715,858 shares of Class A common stock (together with the offering of 6,442,721 shares of Class A common stock (the “2008 Secondary Offering”)) from the Selling Shareholders (the “2008 Selling Shareholders”). To the extent that this option was not exercised in full, Lazard Group agreed to separately purchase from the 2008 Selling Shareholders, at the public offering price less the underwriting discount, all of those shares covered by the option and not purchased pursuant to the option. Pursuant to that separate purchase agreement, Lazard Group purchased 68,238 shares of Class A common stock for an aggregate cost of $2,430 ($35.61 per share). In addition, pursuant to the underwriting agreement, Lazard Group also separately purchased 715,858 shares of Class A common stock from the 2008 Selling Shareholders for an aggregate cost of $25,493 ($35.61 per share). The shares of Class A common stock described in this paragraph purchased by Lazard Group were purchased as part of the share repurchase program described below. In the aggregate, the 2008 Selling Shareholders sold a total of 7,874,437 shares of Class A common stock (including 1,472,906 shares of Class A common stock previously exchanged for LAZ-MD Holdings exchangeable interests and 6,401,531 shares of Class A common stock exchanged for LAZ-MD Holdings interests simultaneously with the 2008 Secondary Offering).

Lazard Capital Markets LLC (“LCM”), a wholly-owned subsidiary of LFCM Holdings LLC (“LFCM Holdings”), was a member of the underwriting group for the 2008 Secondary Offering, and, in such capacity, earned revenue, net of estimated underwriting expenses, of approximately $1,852. The business alliance agreement entered into on May 10, 2005 by and among LAZ-MD Holdings, LFCM Holdings and Lazard Group (the “business alliance agreement”) provides for Lazard Group to receive a referral fee equal to approximately one-half of the net revenue obtained by LCM in respect of any underwriting or distribution opportunity referred to it by Lazard Group. In that connection, Lazard Group recognized $926 of income in “revenue-other.” See Note 21 of Notes to Consolidated Financial Statements for additional information regarding the business alliance agreement.

2009 – In June 2009, certain Selling Shareholders (the “June 2009 Selling Shareholders”) sold 4,000,000 shares of Class A common stock at a price of $26.00 per share (the “June 2009 Secondary Offering”). Separately, in connection with the June 2009 Secondary Offering, Lazard Group agreed to purchase from the June 2009 Selling Shareholders 1,700,000 shares of Class A common stock for an aggregate cost of $44,200 ($26.00 per share), with such purchase being part of the share repurchase program in effect during 2009. In the aggregate, the June 2009 Selling Shareholders sold a total of 5,700,000 shares of Class A common stock (including 2,110,754 shares of Class A common stock previously received upon the exchange of a like number of LAZ-MD Holdings exchangeable interests and 3,589,246 shares of Class A common stock received upon a simultaneous exchange of a like number of LAZ-MD Holdings exchangeable interests).

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

In September 2009, certain Selling Shareholders (the “September 2009 Selling Shareholders”) sold 5,215,921 shares of Class A common stock (including 2,411,001 shares of Class A common stock previously received upon the exchange of a like number of LAZ-MD Holdings exchangeable interests and 2,804,920 shares of Class A common stock received upon a simultaneous exchange of a like number of LAZ-MD Holdings exchangeable interests) at a price of $37.00 per share (the “September 2009 Secondary Offering”, and together with the June 2009 Secondary Offering, the “2009 Secondary Offerings”).

2010 – In March 2010, certain Selling Shareholders sold 7,869,311 shares of Class A common stock (including (i) 7,262 shares of Class A common stock previously received upon the exchange of a like number of LAZ-MD Holdings exchangeable interests, (ii) 6,180,639 shares of Class A common stock received upon a simultaneous exchange of a like number of LAZ-MD Holdings exchangeable interests (including 5,958,000 shares held by the Estate of Lazard’s former Chairman and Chief Executive Officer and related trusts (collectively, the “Estate”) and (iii) 1,681,410 shares held by the Estate) at a price of $35.90 per share (collectively, the “March 2010 Secondary Offering”).

In August 2010, certain Selling Shareholders (the “August 2010 Selling Shareholders”) sold 7,397,837 shares of Class A common stock at a price of $30.32 per share (the “August 2010 Secondary Offering”). Separately, in connection with the August 2010 Secondary Offering, Lazard Group agreed to purchase from the August 2010 Selling Shareholders 2,500,000 shares of Class A common stock for an aggregate cost of $75,800 ($30.32 per share), with such purchase being part of the share repurchase program in effect during 2010. In the aggregate, the August 2010 Selling Shareholders sold a total of 9,897,837 shares of Class A common stock (including 7,194,144 shares of Class A common stock previously received upon the exchange of a like number of LAZ-MD Holdings exchangeable interests and 2,703,693 shares of Class A common stock received upon a simultaneous exchange of a like number of LAZ-MD Holdings exchangeable interests).

In November 2010, certain Selling Shareholders (the “November 2010 Selling Shareholders”) sold 3,000,000 shares of Class A common stock at a price of $35.77 per share (the “November 2010 Secondary Offering”, and together with the March 2010 Secondary Offering and the August 2010 Secondary Offering, the “2010 Secondary Offerings”). Separately, in connection with the November 2010 Secondary Offering, Lazard Group agreed to purchase from the November 2010 Selling Shareholders 1,220,714 shares of Class A common stock for an aggregate cost of $43,665 ($35.77 per share), with such purchase being part of the share repurchase program in effect during 2010. In the aggregate, the November 2010 Selling Shareholders sold a total of 4,220,714 shares of Class A common stock (including 1,543,245 shares of Class A common stock previously received upon the exchange of a like number of LAZ-MD Holdings exchangeable interests and 2,677,469 shares of Class A common stock received upon a simultaneous exchange of a like number of LAZ-MD Holdings exchangeable interests).

Lazard Ltd did not receive any net proceeds from the sales of Class A common stock from the 2008 Secondary Offering, the 2009 Secondary Offerings and the 2010 Secondary Offerings (collectively, the “2008, 2009 and 2010 Secondary Offerings”).

Lazard Group Distributions—As previously described, Lazard Group’s common membership interests are held by subsidiaries of Lazard Ltd and by LAZ-MD Holdings. Pursuant to provisions of the Operating Agreement, Lazard Group distributions in respect of its common membership interests are allocated to the holders of such interests on a pro rata basis. Such distributions represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and the members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

During the years ended December 31, 2010, 2009 and 2008, Lazard Group distributed the following amounts to LAZ-MD Holdings and the subsidiaries of Lazard Ltd:

	Year Ended December 31,
	2010	2009	2008
Tax distributions:
LAZ-MD Holdings	$9,480	$25,316	$39,205
Subsidiaries of Lazard Ltd	52,135	42,044	44,153

	$61,615	$67,360	$83,358

Other distributions:
LAZ-MD Holdings	$9,804	$17,403	$20,694
Subsidiaries of Lazard Ltd	50,581	33,451	23,056

	$60,385	$50,854	$43,750

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments, as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.

Exchange of Lazard Group Common Membership Interests—In addition to the simultaneous exchanges that occurred in connection with the 2008, 2009 and 2010 Secondary Offerings, during the years ended 2008, 2009 and 2010, Lazard Ltd issued 2,910,657, 7,523,236 and 12,081,618 shares of Class A common stock, respectively, in connection with the exchange of a like number of common membership interests of Lazard Group (received from members of LAZ-MD Holdings in exchange for a like number of LAZ-MD Holdings exchangeable interests).

See “Noncontrolling Interests” below for additional information regarding Lazard Ltd’s and LAZ-MD Holdings’ ownership interests in Lazard Group.

Share Repurchase Program—On January 27, 2010, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, the repurchase of up to $200,000 in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2011. The Company expects that the share repurchase program, with respect to the Class A common stock, will continue to be used primarily to offset a portion of the shares that have been or will be issued under the 2005 Plan and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”). The Company’s prior share repurchase program expired on December 31, 2009, with $62,542 of the initial $500,000 repurchase authorization unused. Pursuant to such authorizations, purchases have been made in the open market or through privately negotiated transactions, and since inception of the program in February 2006 through December 31, 2010, purchases by Lazard Group with respect to such program consisted of the following:

	Number of Shares/Common Membership Interests Purchased	Average Price Per Share/Common Membership Interest
Purchases of Class A common stock	16,773,659	$32.77
Purchases of Lazard Group common membership interests	1,381,057	$32.53

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

As a result of (i) Lazard Group’s delivery of shares of Class A common stock for the settlement of vested RSUs and deferred stock unit grants (“DSUs”) during the four year period ended December 31, 2010, (ii) the incentive plan share award of shares of restricted Class A common stock granted during the year ended December 31, 2010, and (iii) the issuance of shares of restricted Class A common stock in exchange for RSUs during the year ended December 31, 2010, there were 6,847,508 and 5,850,775 shares of Class A common stock held by Lazard Group at December 31, 2010 and 2009, respectively. Such Class A common shares are reported, at cost, as “Class A common stock held by a subsidiary” on the consolidated statements of financial condition.

As of December 31, 2010, $42,771 of the $200,000 share repurchase authorization remained available under the share repurchase program. In addition, under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs, shares of Class A common stock may be withheld by the Company to cover estimated income taxes. During the year ended December 31, 2010, the Company satisfied certain employees’ tax obligations in lieu of issuing 1,674,261 shares of Class A common stock upon the vesting of 8,248,654 RSUs (see Note 16 of Notes to Consolidated Financial Statements). In February 2011, the Board of Directors of Lazard Ltd authorized the repurchase of up to an additional $250,000 in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2012.

ESU Settlement—Concurrent with Lazard Ltd’s equity public offering on May 10, 2005, Lazard Ltd consummated an initial offering of equity security units (the “ESUs”) in an aggregate offering amount of $287,500, and issued an additional $150,000 aggregate principal amount of ESUs in a private placement. Each ESU was issued for $25 and consisted of (i) a purchase contract (the “purchase contract”) which obligated holders to purchase, and Lazard Ltd to sell, on May 15, 2008, a number of newly issued shares of Class A common stock equal to a defined settlement rate and (ii) a 1/40, or 2.5%, ownership interest in a 6.12% senior note due 2035 of Lazard Group (the “6.12% Senior Notes”).

The terms of the ESUs provided for a remarketing of the 6.12% Senior Notes, which commenced on May 2, 2008 (the “remarketing”). In connection with the remarketing, on May 15, 2008 (i) the stated maturity of the 6.12% Senior Notes was reset to May 15, 2010, (ii) the interest rate on the 6.12% Senior Notes was reset to 4.00% per annum and (iii) $437,488 aggregate principal amount of the 6.12% Senior Notes was purchased by Lazard Group. The $12 aggregate principal amount of the 6.12% Senior Notes remaining outstanding at December 31, 2009 was included in “other liabilities” on the consolidated statements of financial condition. Such amount was settled during the year ended December 31, 2010.

On May 15, 2008, Lazard Ltd settled the purchase contracts with respect to its then outstanding aggregate principal amount of ESUs at the settlement rate and, in connection therewith, Lazard Ltd issued 14,582,750 shares of its Class A common stock. This resulted in an increase in Class A common stock and “additional paid-in-capital” of $146 and $437,354, respectively.

Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A preferred stock and Series B preferred stock. The Series A and Series B preferred shares are each non-participating securities that are or were each convertible into Class A common stock, and have no voting or dividend rights. During each of the years ended December 31, 2010, 2009 and 2008, 4,862 shares of Series A preferred stock were converted into shares of Class A common stock. In addition, during the year ended December 31, 2008, 277 shares of Series B preferred stock were converted into shares of Class A common stock. Such conversions resulted in the issuance of 572,988, 479,732 and 450,259 shares of Class A common stock in the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, 22,021 and 26,883 shares of Series A preferred stock were outstanding, respectively, and no shares of Series B preferred stock were outstanding at such respective dates.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

At December 31, 2010 and 2009, 4,862 and 7,293 shares of the Series A preferred shares outstanding, respectively, were convertible into shares of Class A common stock. The remaining 17,159 and 19,590 shares of Series A preferred stock outstanding at December 31, 2010 and 2009, respectively, may become convertible into shares of Class A common stock upon completion or satisfaction of specified obligations in the CWC acquisition agreement (see Note 9 of Notes to Consolidated Financial Statements). The initial conversion rate, at the time of the acquisition of CWC, was 100 shares of Class A common stock to one share of Series A preferred stock, with the ultimate conversion rate dependent on certain variables, including the value of the Class A common stock, as defined, and the currency exchange rate on the date of conversion.

Accumulated Other Comprehensive Income (Loss), Net of Tax—The components of AOCI at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Currency translation adjustments	$13,193	$22,650
Interest rate hedge	(4,611)	(5,774)
Available-for-sale securities	—	(12,630)
Employee benefit plans	(56,595)	(76,079)

Total AOCI	(48,013)	(71,833)
Less amount attributable to noncontrolling interests	(1,855)	(14,785)

Total Lazard Ltd AOCI	$(46,158)	$(57,048)

Noncontrolling Interests—Noncontrolling interests principally represent interests held in (i) Lazard Group by LAZ-MD Holdings, (ii) Edgewater’s management vehicles that the Company is deemed to control, but does not own, and (iii) various LAM-related GP interests.

As of December 31, 2010 and 2009, LAZ-MD Holdings held approximately 6.0% and 25.5%, respectively, of the outstanding Lazard Group common membership interests. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Class A common stock.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the changes in ownership interests in Lazard Group held by Lazard Ltd and LAZ-MD Holdings during the years ended December 31, 2010, 2009 and 2008:

	Lazard Ltd		LAZ-MD Holdings		Total Lazard Group Common Membership Interests
	Common Membership Interests	% Ownership	Common Membership Interests	% Ownership
Balance, January 1, 2008	51,745,825	48.3%	55,322,792	51.7%	107,068,617
Activity January 1, 2008 to December 31, 2008:
Common membership interest activity in connection with:
Settlement of the purchase contracts related to the ESUs	14,582,750		—		14,582,750
2008 Secondary Offering	6,401,531		(6,401,531)		—
Exchanges for Class A common stock	2,910,657		(2,910,657)		—
Business acquisitions	654,149		—		654,149
Repurchase of common membership interests from LAZ-MD Holdings	—		(71,852)		(71,852)

Balance, December 31, 2008	76,294,912	62.4%	45,938,752	37.6%	122,233,664
Activity January 1, 2009 to December 31, 2009:
Common membership interest activity in connection with:
2009 Secondary Offerings	6,394,166		(6,394,166)		—
Exchanges for Class A common stock	7,523,236		(7,523,236)		—
Business acquisitions	1,953,598		—		1,953,598
Repurchase of common membership interests from LAZ-MD Holdings	—		(500,924)		(500,924)

Balance, December 31, 2009	92,165,912	74.5%	31,520,426	25.5%	123,686,338
Activity January 1, 2010 to December 31, 2010:
Common membership interest activity in connection with:
Equity compensation	3,000,000		—		3,000,000
2010 Secondary Offerings	11,561,801		(11,561,801)		—
Exchanges for Class A common stock	12,081,618		(12,081,618)		—
Business acquisitions	888,605		—		888,605
Repurchase of common membership interests from LAZ-MD Holdings	—		(224,382)		(224,382)

Balance, December 31, 2010	119,697,936	94.0%	7,652,625	6.0%	127,350,561

The change in Lazard Ltd’s ownership in Lazard Group in the years ended December 31, 2010, 2009 and 2008 did not materially impact Lazard Ltd’s stockholders’ equity.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The tables below summarize net income (loss) attributable to noncontrolling interests for the years ended December 31, 2010, 2009 and 2008 and noncontrolling interests as of December 31, 2010 and 2009 in the Company’s consolidated financial statements:

	Net Income (Loss) Attributable to Noncontrolling Interests Year Ended December 31,
	2010	2009	2008
LAZ-MD Holdings	$12,564	$(60,836)	$9,956
Edgewater	6,690	2,927	—
LAM GPs	856	266	(13,348)
Other	(666)	(360)	15

Total	$19,444	$(58,003)	$(3,377)

	Noncontrolling Interests As Of December 31,
	2010	2009
LAZ-MD Holdings	$22,167	$39,407
Edgewater	111,289	112,158
LAM GPs	8,219	13,409
Other	2,044	2,732

Total	$143,719	$167,706

Dividend Declared, January 2011—On January 26, 2011, the Board of Directors of Lazard Ltd declared a quarterly dividend of $0.125 per share on its Class A common stock, totaling $14,962, payable on February 25, 2011, to stockholders of record on February 7, 2011.

16.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2005 Plan, and 2008 Plan and activity with respect thereto during the years ended December 31, 2010, 2009 and 2008, is presented below.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Restricted and Deferred Stock Units

RSUs require future service as a condition for the delivery of the underlying shares of Class A common stock (unless the recipient is then eligible for retirement under the Company’s retirement policy) and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. The grant date fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods, and, for purposes of calculating diluted net income per share, are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method. Expense relating to RSUs was as follows within the Company’s consolidated statements of operations:

	Year Ended December 31,
	2010	2009	2008
Compensation and benefits (*)	$256,214	$333,823	$234,602
Restructuring	46,880	24,239	—

Total	$303,094	$358,062	$234,602

(*)	Includes, during the year ended December 31, 2010, $24,860 relating to the amendment of the Company’s retirement policy (described below) and, during the year ended December 31, 2009, $86,514 of accelerated amortization expense relating to awards held by Lazard’s former Chairman and Chief Executive Officer as a result of his death.

RSUs issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the years ended December 31, 2010, 2009 and 2008, issuances of RSUs pertaining to such dividend participation rights and respective charges to “retained earnings”, net of estimated forfeitures, (with corresponding credits to “additional paid-in-capital”) consisted of the following:

	Year Ended December 31,
	2010	2009	2008
Issuance of RSUs	318,025	331,642	208,596
Charges to retained earnings, net of estimated forfeitures	$9,522	$4,042	$7,211

In January 2010, the Company amended its retirement policy with respect to RSU awards. Such amendment served to modify the retirement eligibility vesting requirements of existing and future RSU awards, and, as noted above, Lazard accelerated the recognition of compensation expense for the affected RSU awards. Accordingly, the Company recorded a non-cash charge to “compensation and benefits” expense of $24,860 in the first quarter of 2010 relating to prior years’ awards.

Non-executive members of the Board of Directors receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs which resulted in 31,588, 36,627 and 28,090 DSUs granted during the years ended December 31, 2010, 2009 and 2008, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into Class A common stock at the time of cessation of service to the Board. The DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock, and resulted in nominal cash payments for the years ended December 31, 2010, 2009 and 2008. DSU awards are expensed at their fair value on their date of

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

grant, which, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan, totaled $1,230, $1,316 and $1,331 during the years ended December 31, 2010, 2009 and 2008, respectively.

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the 2005 Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. During the years ended December 31, 2010, 2009 and 2008, 7,438, 8,899 and 7,694 DSUs, respectively, had been granted pursuant to such Plan.

The following is a summary of activity relating to RSUs and DSUs during the three-year period ended December 31, 2010:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2008	9,507,935	$42.35	35,310	$43.16
Granted (including 208,596 RSUs relating to dividend participation)	14,032,621	$37.02	35,784	$37.19
Forfeited	(635,753)	$40.40	—	—
Vested/Converted	(763,335)	$37.90	(5,838)	$38.28

Balance, December 31, 2008	22,141,468	$39.17	65,256	$40.32
Granted (including 331,642 RSUs relating to dividend participation)	8,006,287	$31.50	45,526	$28.92
Forfeited	(831,022)	$36.91	—	—
Vested/Converted	(5,948,920)	$37.64	(7,636)	$34.05

Balance, December 31, 2009	23,367,813	$37.01	103,146	$35.75
Granted (including 318,025 RSUs relating to dividend participation)	7,890,127	$35.69	39,026	$31.51
Forfeited	(859,756)	$36.13
Vested/Converted/Exchanged	(8,289,549)	$39.42	(20,435)	$35.38

Balance, December 31, 2010	22,108,635	$35.67	121,737	$34.46

During the years ended December 31, 2010, 2009 and 2008, 8,248,654 RSUs, 5,948,920 RSUs (including the acceleration of 4,406,440 RSUs held by Lazard’s former Chairman and Chief Executive Officer as a result of his death) and 763,335 RSUs vested, respectively, and, during the year ended December 31, 2010, 40,895 RSUs were exchanged for 40,895 shares of restricted Class A common stock. In connection with such vested RSUs, the Company satisfied certain employees’ tax obligations in lieu of issuing 1,674,261, 446,172 and 124,319 shares of Class A common stock in the years ended December 31, 2010, 2009 and 2008, respectively. Accordingly, 6,574,393, 5,502,748 and 639,016 shares of Class A common stock held by Lazard Group were delivered during the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $242,000, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.4 years subsequent to December 31, 2010. The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company periodically assesses the forfeiture rates used for

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

Restricted Stock

During the year ended December 31, 2010, 54,437 shares of restricted Class A common stock were awarded under the 2008 Plan at a grant date fair value of $38.78 per share. Such award will vest and will no longer be subject to any restrictions on August 31, 2012. The aggregate grant date fair value of the award is being amortized over the vesting period.

During the year ended December 31, 2010, 40,895 shares of restricted Class A common stock were issued in exchange for 40,895 RSUs previously granted during the year at a grant date fair value of $36.10 per share. The vesting terms of such restricted Class A common stock issued are the same as that of the original award exchanged. There was no incremental compensation cost incurred as a result of the exchange.

Expense relating to restricted stock awards is charged to “compensation and benefits” expense within the Company’s consolidated statements of operations, and amounted to $979 for the year ended December 31, 2010. The awards include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At December 31, 2010, unrecognized restricted stock expense was approximately $2,200, with such expense to be recognized over a weighted average period of approximately 1.7 years subsequent to December 31, 2010.

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

Incentive Awards Granted In February 2011

In February 2011, the Company granted to eligible employees (i) approximately 5,775,000 RSUs, that, in accordance with U.S. GAAP, were measured at the grant date fair value of $45.26 per RSU, or an aggregate of approximately $261,000, and (ii) actual or notional interests in several Lazard investment funds (“Lazard Fund Interests”) which had an aggregate fair value on the date of grant of approximately $26,000, with such aggregate fair values excluding potential forfeitures.

The RSUs and Lazard Fund Interests granted each provide for one-third vesting on March 1, 2013 and the remaining two-thirds vesting on March 3, 2014. Compensation expense with respect such incentive awards will be recognized over the vesting period (and, with respect to the Lazard Fund Interests, with an offset recorded as an incentive compensation liability, the ultimate value of which will vary based on the then vested value of the underlying Lazard Fund Interests), with such compensation expense to be recognized over a weighted average period of 2.7 years with respect to both the RSUs and Lazard Fund Interests.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

17.	EMPLOYEE BENEFIT PLANS

The Company provides retirement and other post-retirement benefits to certain of its employees through defined contribution and defined benefit pension plans and other post-retirement plans. These plans generally provide benefits to participants based on average levels of compensation. Expenses related to the Company’s employee benefit plans are included in “compensation and benefits” expense on the consolidated statements of operations.

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

Employer Contributions to Pension Plans—The Company’s funding policy for its U.S. and non-U.S. pension plans is to fund when required or when applicable upon an agreement with the plans’ Trustees. Management also evaluates from time to time whether to make voluntary contributions to the plans. For the U.S. pension plans, there were no minimum required cash contributions and no voluntary cash contributions for the year ended December 31, 2010.

In accordance with agreements reached with the Trustees of certain non-U.S. pension plans in 2005, the Company is obligated to make further contributions to such pension plans based upon the cumulative performance of the plans’ assets against specific benchmarks as measured on June 1, 2009 (the “measurement date”) and subsequently remeasured on June 1, 2010 (the “remeasurement date”). As of December 31, 2009, the obligation related to the cumulative underperformance of the plans’ assets (the “underperformance obligation”) was payable in equal monthly installments through May 2013. During the year ended December 31, 2010, the Company contributed approximately $8,600 to settle the plans’ underperformance obligation in full.

In addition, on June 30, 2009 the Company and Trustees concluded the December 31, 2007 triennial valuation of the non-U.S. pension plans discussed above, pursuant to which: (i) the Company agreed to contribute, in addition to amounts to cover administrative expenses under the plans, 2.3 million British pounds

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

($3,570 at December 31, 2010 exchange rates), during each year from 2011 to 2018 inclusive, subject to adjustment resulting from the December 31, 2010 triennial valuation, which the Company expects to have concluded prior to the contribution payment scheduled for 2011, and (ii) to secure the Company’s obligations thereunder, on July 15, 2009 the Company placed in escrow 12.5 million British pounds, with a final redemption date of December 31, 2018. This amount is subject to adjustment based on the results of the December 31, 2010 triennial valuation and subsequent triennial valuations. The aggregate escrow balance has been recorded in “cash deposited with clearing organizations and other segregated cash” and “investments” respectively, on the accompanying consolidated statements of financial condition. Income on the escrow balance accretes to the Company and is recorded in interest income.

During the year ended December 31, 2010, contributions were made to other non-U.S. pension plans amounting to approximately $4,600. The Company is expected to contribute the same amount in the year ending December 31, 2011.

The following table summarizes the changes in the benefit obligations, the fair value of the assets, the funded status and amounts recognized in the consolidated statements of financial condition for the U.S. defined benefit pension plan and post-retirement Medical Plan and plans outside the U.S. The Company uses December 31 as the measurement date for its employee benefit plans.

	Pension Plans		Post-Retirement Medical Plan
	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$525,458	$367,789	$5,358	$6,734
Service cost	598	1,432	81	98
Interest cost	27,734	27,419	292	310
Amendments		(2,449)
Actuarial (gain) loss	11,253	47,745	610	(1,406)
Benefits paid	(21,826)	(22,201)	(542)	(378)
Foreign currency translation and other adjustments	(23,438)	105,723

Benefit obligation at end of year	519,779	525,458	5,799	5,358

Change in plan assets
Fair value of plan assets at beginning of year	524,656	400,364
Actual return on plan assets	61,452	53,499
Employer contributions	13,284	7,581	542	378
Benefits paid	(21,826)	(22,201)	(542)	(378)
Foreign currency translation and other adjustments	(22,578)	85,413

Fair value of plan assets at end of year	554,988	524,656	—	—

Funded surplus (deficit) at end of year	$35,209	$(802)	$(5,799)	$(5,358)

Amounts recognized in the consolidated statements of financial condition at December 31, 2010 and 2009 consist of:
Prepaid pension asset (included in “other assets”)	$61,572	$27,386
Accrued benefit liability (included in “other liabilities”)	(26,363)	(28,188)	$(5,799)	$(5,358)

Net amount recognized	$35,209	$(802)	$(5,799)	$(5,358)

Amounts recognized in AOCI (excluding tax benefits of $2,689 and $10,219 at December 31, 2010 and 2009, respectively) consist of:
Actuarial net (gain) loss	$41,898	$66,113	$177	$(433)
Prior service cost (credit)	17,209	21,641	—	(1,023)

Net amount recognized	$59,107	$87,754	$177	$(1,456)

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the fair value of plan assets, the accumulated benefit obligation and the projected benefit obligation at December 31, 2010 and 2009:

	U.S. Pension Plans As Of December 31,		Non-U.S. Pension Plans As Of December 31,		Total As Of December 31,
	2010	2009	2010	2009	2010	2009
Fair value of plan assets	$23,471	$22,325	$531,517	$502,331	$554,988	$524,656
Accumulated benefit obligation	$26,644	$26,263	$493,135	$499,195	$519,779	$525,458
Projected benefit obligation	$26,644	$26,263	$493,135	$499,195	$519,779	$525,458

The following table summarizes the components of benefit cost (credit), the return on plan assets, benefits paid, contributions and other amounts recognized in AOCI for the years ended December 31, 2010, 2009 and 2008:

	Pension Plans For The Years Ended December 31,			Post-Retirement Medical Plan For The Years Ended December 31,
	2010	2009	2008	2010	2009	2008
Components of Net Periodic Benefit Cost (Credit):
Service cost	$598	$1,432		$81	$98	$117
Interest cost	27,734	27,419	$28,987	292	310	412
Expected return on plan assets	(29,347)	(28,310)	(33,451)
Amortization of:
Prior service cost (credit)	2,835	3,099		(1,023)	(1,382)	(1,382)
Net actuarial loss	806	1,323	376			87

Net periodic benefit cost (credit)	2,626	4,963	(4,088)	(650)	(974)	(766)
Settlements (curtailments)		(7)	1,041			(146)

Total benefit cost (credit)	$2,626	$4,956	$(3,047)	$(650)	$(974)	$(912)

Actual return on plan assets	$61,452	$53,499	$(26,004)
Employer contributions	$13,284	$7,581	$16,208	$542	$378	$432
Benefits paid	$21,826	$22,201	$18,705	$542	$378	$432

Other changes in plan assets and benefit obligations recognized in AOCI (excluding tax charge (benefit) of $7,530, $(13,415) and $2,840 during the years ended December 31, 2010, 2009 and 2008, respectively):

Net actuarial (gain) loss	$(21,026)	$22,122	$(1,486)	$610	$(1,407)	$(139)
Prior service (credit)		(2,449)
Reclassification of prior service (cost) credit to earnings	(2,835)	(3,099)		1,023	1,382	1,382
Reclassification of actuarial loss to earnings	(806)	(1,316)	(1,418)			(87)
Currency translation and other adjustments	(3,980)	28,516	(15,369)

Total recognized in AOCI	$(28,647)	$43,774	$(18,273)	$1,633	$(25)	$1,156

Net amount recognized in total periodic benefit cost and AOCI	$(26,021)	$48,730	$(21,320)	$983	$(999)	$244

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The amounts in AOCI on the consolidated statement of financial condition as of December 31, 2010 that are expected to be recognized as components of net periodic benefit cost (credit) for the year ending December 31, 2011 are as follows:

	Pension Plans	Post- Retirement Medical Plan	Total
Prior service cost	$2,862	$—	$2,862
Net actuarial loss	$250	$—	$250

The assumptions used to develop actuarial present value of the projected benefit obligation and net periodic pension cost as of or for the years ended December 31, 2010, 2009 and 2008 are set forth below:

	Pension Plans December 31,			Post-Retirement Medical Plan December 31,
	2010	2009	2008	2010	2009	2008
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.4%	5.7%	6.2%	5.0%	5.6%	5.8%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.0%	5.5%	5.8%	5.6%	5.8%	6.5%
Expected long-term rate of return on plan assets	5.9%	6.2%	6.3%
Healthcare cost trend rates used to determine net periodic benefit cost:
Initial				8.5%	9.0%	9.0%
Ultimate				6.0%	6.0%	6.0%
Year ultimate trend rate achieved				2015	2015	2014

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

The assumed cost of healthcare has an effect on the amounts reported for the Company’s post-retirement plans. A 1% change in the assumed healthcare cost trend rate would increase (decrease) our cost and obligation as follows:

	1% Increase		1% Decrease
	2010	2009	2010	2009
Cost	$39	$45	$(34)	$(38)
Obligation	$1,231	$564	$(891)	$(490)

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Expected Benefit Payments—The following table summarizes the expected benefit payments for the Company’s plans for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

	Pension Plans	Post-Retirement Medical Plan
2011	$22,380	$354
2012	22,377	401
2013	24,268	423
2014	23,908	416
2015	28,630	398
2016-2020	152,425	1,865

Plan Assets—The following table presents the categorization of our plans’ assets as of December 31, 2010, measured at fair value, into a fair value hierarchy in accordance with fair value measurement disclosure requirements:

	As of December 31, 2010
	Level 1	Level 2	Total
Asset Category
Cash	$9,571		$9,571
Equity securities	170,989		170,989
Debt securities:
Corporate bonds	44,580		44,580
Non-U.S. Governments and agency securities	40,515		40,515
Mutual funds:
Equity	12,133	$33,488	45,621
Debt	11,334	229,551	240,885
Other		2,827	2,827

Total	$289,122	$265,866	$554,988

At December 31, 2010, the Company’s U.S. pension plans had 52% of the plans’ assets invested in exchange-traded mutual funds that invest in equity securities and 48% invested in an exchange-traded mutual fund that invests in debt securities, both of which are categorized as Level 1. The Company’s non-U.S. pension plans at December 31, 2010 had 43% of the plans’ assets invested in four debt mutual funds which are all categorized as Level 2. The Company’s other non-U.S. pension plans’ investment holdings did not individually constitute more than 10% of non-U.S. pension plan assets at December 31, 2010.

Investment Policies and Strategies—The primary investment goal is to ensure that the plans remain well funded, taking account of the likely future risks to investment returns and contributions. As a result, a portfolio of assets is maintained with appropriate liquidity and diversification that can be expected to generate long-term future returns that minimize the long-term costs of the pension plan without exposing the trust to an unacceptable risk of under-funding. The Company’s likely future ability to pay such contributions as are required to maintain the funded status of the plans over a reasonable time period is considered when determining the level of risk that is appropriate. The fair values of plan investments classified as Level 1 assets are based on market quotes. The fair values of plan assets classified as Level 2 assets are primarily based on information provided by fund managers.

Defined Contribution Plans—Pursuant to certain matching contributions, the Company contributes to employer sponsored defined contribution plans. Such contributions amounted to $9,684, $8,409 and $10,316 for the years ended December 31, 2010, 2009 and 2008, respectively, which are included in “compensation and benefits” expense on the consolidated statements of operations.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

18.	RESTRUCTURING PLANS

In each of the first quarters of 2010 and 2009, the Company announced a restructuring plan which included certain staff reductions and realignments of personnel (the “2010 Restructuring Plan” and the “2009 Restructuring Plan”, respectively, and collectively the “2010 and 2009 Restructuring Plans”). In connection with the 2010 Restructuring Plan, the Company recorded a charge in the first quarter of 2010 of $87,108, inclusive of $46,880 relating to the acceleration of RSUs (in aggregate, the “2010 Restructuring Charge”), and, in connection with the 2009 Restructuring Plan, the Company recorded a charge in the first quarter of 2009 of $62,550, inclusive of $24,239 relating to the acceleration of RSUs (in aggregate, the “2009 Restructuring Charge”, and, together with the 2010 Restructuring Charge, the “2010 and 2009 Restructuring Charges”).

The 2010 and 2009 Restructuring Charges primarily consisted of compensation-related expenses, including the acceleration of unrecognized expenses pertaining to RSUs previously granted to individuals who were terminated pursuant to the restructuring, severance and benefit payments and other costs. As of December 31, 2010, the remaining liability associated with the 2010 Restructuring Plan was $21,381 and, as of December 31, 2010 and 2009, the remaining liability associated with the 2009 Restructuring Plan was $5,427 and $11,500, respectively. During the year ended December 31, 2010, other than cash payments of $18,847 and $6,073 for the 2010 Restructuring Plan and the 2009 Restructuring Plan, respectively, there were no adjustments to the amounts relating to the 2010 and 2009 Restructuring Plans. Liabilities relating to the 2010 and 2009 Restructuring Plans are reported within “accrued compensation and benefits” and “other liabilities” on the accompanying consolidated statements of financial condition.

19.	INCOME TAXES

Lazard Ltd is subject to U.S. federal income taxes on its portion of Lazard Group’s operating income. Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income from its U.S. operations is generally not subject to U.S. federal income taxes, because such income is attributable to the partners. In addition, Lazard Group is subject to UBT. UBT is incremental to the U.S. federal statutory tax rate. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes.

The components of the Company’s provision for income taxes for the years ended December 31, 2010, 2009 and 2008, and a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rates for such periods are shown below.

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$833	$(6,017)	$12,386
Foreign	27,626	35,082	37,675
State and local (primarily UBT)	12,652	380	6,970

Total current	41,111	29,445	57,031

Deferred:
Federal	2,785	(19,287)	(14,393)
Foreign	5,331	(4,147)	(17,259)

Total deferred	8,116	(23,434)	(31,652)

Total	$49,227	$6,011	$25,379

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

	Year Ended December 31,
	2010	2009	2008
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Income of noncontrolling interests	(5.0)	(10.8)	(15.7)
Foreign source (income) loss not subject to U.S. income tax	(15.1)	20.2	(135.9)
Foreign taxes	12.0	(17.0)	81.2
State and local taxes (primarily UBT)	4.3	(0.2)	27.7
Change in valuation allowance	(10.9)	(32.8)	116.7
Other, net	(0.1)	2.3	(8.0)

Effective income tax rate	20.2%	(3.3)%	101.0%

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

	December 31,
	2010	2009
Deferred Tax Assets:
Basis adjustments (primarily as a result of the separation and recapitalization transactions that occurred during 2005 and from secondary offerings)	$877,143	$599,688
Compensation and benefits	207,080	172,797
Net operating loss and tax credit carryforwards	156,798	95,696
Depreciation and amortization	14,785	10,720
Other	39,316	33,586

Gross deferred tax assets	1,295,122	912,487
Valuation allowance	(1,165,274)	(803,731)

Total deferred tax assets (net of valuation allowance)	$129,848	$108,756

Deferred Tax Liabilities:
Depreciation and amortization	$16,469	$18,577
Compensation and benefits	20,563	10,393
Goodwill	9,839	4,703
Other	35,201	13,284

Total deferred tax liabilities	$82,072	$46,957

The basis adjustments recorded as of December 31, 2010 and 2009 are primarily the result of:

•

purchases and redemptions of historical and working member interests consummated in connection with the separation and recapitalization of the Company, which resulted in deferred tax assets of $196,049 and $206,470 at December 31, 2010 and 2009, respectively,

•

basis step-ups resulting from the exchange of LAZ-MD exchangeable interests and from the 2008, 2009 and 2010 Secondary Offerings, which resulted in deferred tax assets of $640,720 and $358,888 at December 31, 2010 and 2009, respectively,

•	tax basis step-up for U.S. income tax purposes on certain U.K. assets, which resulted in deferred tax assets of $32,455 and $28,861 at December 31, 2010 and 2009, respectively, and

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

•	basis step-up for payments made under the tax receivable agreement of $7,919 and $5,469 at December 31, 2010 and 2009, respectively.

The deferred tax assets are offset by valuation allowances of $1,165,274 and $803,731 at December 31, 2010 and 2009, respectively, due to the uncertainty of realizing the benefits of the book versus tax basis temporary differences and certain net operating loss carryforwards. The valuation allowance at December 31, 2010 reflects a net increase of $361,543 from the balance of $803,731 at December 31, 2009, and is primarily the result of the basis step-ups relating to the 2010 Secondary Offerings, the tax effect of temporary differences relating to compensation and benefits and net operating loss and tax credit carryforwards.

The Company’s net operating loss and tax credit carryforwards at December 31, 2010 and 2009 primarily relate to carryforwards in (i) the U.K., which may be carried forward indefinitely, subject to various limitations, and (ii) Italy and the U.S., which begin expiring in 2011.

With few exceptions, the Company is no longer subject to income tax examination by foreign tax authorities and by U.S. federal, state and local tax authorities for years prior to 2006. While we are under examination in various tax jurisdictions with respect to certain open years, the Company believes that the result of any final determination related to these examinations is not expected to have a material impact on its financial statements. Developments with respect to such examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31,
	2010	2009	2008
Balance, January 1 (excluding interest and penalties of $7,247, $5,467 and $5,195, respectively)	$60,558	$46,725	$32,080
Increases in gross unrecognized tax benefits relating to tax positions taken during:
Prior years	2,184	5,271	5,717
Current year	15,756	18,251	12,897
Decreases in gross unrecognized tax benefits relating to:
Tax positions taken during prior years	(644)	—	(393)
Settlements with tax authorities	(3,805)	—	(212)
Lapse of the applicable statute of limitations	(15,444)	(9,689)	(3,364)

Balance, December 31 (excluding interest and penalties of $7,099, $7,247 and $5,467, respectively)	$58,605	$60,558	$46,725

Additional information with respect to unrecognized tax benefits is as follows:

	Year Ended December 31,
	2010	2009	2008
Unrecognized tax benefits at the end of the year that, if recognized, would favorably affect the effective tax rate (includes interest and penalties of $7,099, $7,247 and $5,467, respectively)	$39,112	$41,405	$27,770
Offset to deferred tax assets for unrecognized tax benefits	$26,592	$26,400	$24,422
Interest and penalties recognized in current income tax expense (after giving effect to the reversal of interest and penalties of $2,430, $1,223 and $1,730, respectively)	$(148)	$1,780	$272

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits recorded at December 31, 2010 will decrease within 12 months by an amount up to approximately $9,500 as a result of the lapse of the statute of limitations in various tax jurisdictions.

Tax Receivable Agreement

The redemption of historical partner interests in connection with the Company’s separation and recapitalization that occurred in May 2005 and the subsequent exchanges through December 31, 2010 of LAZ-MD Holdings exchangeable interests for shares of Class A common stock have resulted, and future exchanges of LAZ-MD Holdings exchangeable interests for shares of Class A common stock may result, in increases in the tax basis of the tangible and/or intangible assets of Lazard Group. The tax receivable agreement dated as of May 10, 2005 with LFCM Holdings requires the Company to pay LFCM Holdings 85% of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of the above-mentioned increases in tax basis. During the years ended December 31, 2010, 2009 and 2008, the Company recorded a “provision (benefit) pursuant to tax receivable agreement” on the consolidated statements of operations of $2,361, $(1,258) and $17,084, respectively, with the liability related thereto at December 31, 2010 and 2009 of $2,361 and $15,684, respectively, included within “related party payables” on the consolidated statements of financial condition (see Note 21 of Notes to Consolidated

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Financial Statements). During the year ended December 31, 2009, the Company recorded a benefit related to the tax receivable agreement as a result of certain adjustments to previously recorded estimated provisions.

20.	NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK

The Company’s basic and diluted net income (loss) per share calculations for the years ended December 31, 2010, 2009 and 2008 are computed as described below.

Basic Net Income (Loss) Per Share

Numerator—utilizes net income (loss) attributable to Lazard Ltd for the respective years, plus applicable adjustments to such net income (loss) associated with the inclusion of shares of Class A common stock issuable on a non-contingent basis.

Denominator—utilizes the weighted average number of shares of Class A common stock outstanding for the respective years, plus applicable adjustments to such shares associated with shares of Class A common stock issuable on a non-contingent basis.

Diluted Net Income (Loss) Per Share

Numerator—utilizes net income (loss) attributable to Lazard Ltd for the respective years as in the basic net income (loss) per share calculation described above, plus, to the extent applicable and dilutive, (i) interest expense on convertible debt, (ii) changes in net income (loss) attributable to noncontrolling interests resulting from assumed Class A common stock issuances in connection with share-based incentive compensation, convertible debt and convertible preferred stock and, on an “as-if-exchanged” basis, amounts applicable to LAZ-MD Holdings exchangeable interests and (iii) income tax related to (i) and (ii) above.

Denominator—utilizes the weighted average number of shares of Class A common stock outstanding for the respective years as in the basic net income (loss) per share calculation described above, plus, to the extent dilutive, the incremental number of shares of Class A common stock to settle share-based incentive compensation, convertible debt, convertible preferred stock and LAZ-MD Holdings exchangeable interests, using the “treasury stock” method, the “if converted” method or the “as-if-exchanged” basis, as applicable.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The calculations of the Company’s basic and diluted net income (loss) per share and weighted average shares outstanding for the years ended December 31, 2010, 2009 and 2008 are presented below:

	Year Ended December 31,
	2010	2009	2008
Net income (loss) attributable to Lazard Ltd	$174,979	$(130,242)	$3,138
Add (deduct) - adjustment associated with Class A common stock issuable on a non-contingent basis	251	(1,292)	484

Net income (loss) attributable to Lazard Ltd - basic	175,230	(131,534)	3,622
Add - dilutive effect, as applicable, of:
Adjustments to income relating to interest expense and changes in net income (loss) attributable to noncontrolling interests resulting from assumed Class A common stock issuances in connection with share-based incentive compensation, convertible debt, convertible preferred stock and exchangeable interests, net of tax	13,689	—	—

Net income (loss) attributable to Lazard Ltd - diluted	$188,919	$(131,534)	$3,622

Weighted average number of shares of Class A common stock outstanding	101,607,301	75,220,897	59,178,407
Add - adjustment for shares of Class A common stock issuable on a non-contingent basis	2,803,952	3,091,050	1,696,327

Weighted average number of shares of Class A common stock outstanding - basic	104,411,253	78,311,947	60,874,734
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of Class A common stock issuable from share-based incentive compensation, convertible debt, convertible preferred stock and exchangeable interests	34,058,401	—	—

Weighted average number of shares of Class A common stock outstanding - diluted	138,469,654	78,311,947	60,874,734

Net income (loss) attributable to Lazard Ltd per share of Class A common stock:
Basic	$1.68	$(1.68)	$0.06

Diluted	$1.36	$(1.68)	$0.06

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

21.	RELATED PARTIES

Amounts receivable from, and payable to, related parties as of December 31, 2010 and 2009 are set forth below:

	December 31,
	2010	2009
Receivables
LFCM Holdings	$24,785	$14,212
Other	89	203

Total	$24,874	$14,415

Payables
LFCM Holdings	$2,819	$17,431
Other	—	19

Total	$2,819	$17,450

LFCM Holdings

LFCM Holdings owns and operates the capital markets business and fund management activities, as well as other specified non-operating assets and liabilities, that were transferred to it by Lazard Group (referred to as the “separated businesses”) in May 2005 and is owned by various current and former working members, including certain of Lazard’s current and former managing directors (which also include our executive officers) who are also members of LAZ-MD Holdings. In addition to the master separation agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings (the “master separation agreement”), which effected the separation and recapitalization that occurred in May 2005, LFCM Holdings entered into an insurance matters agreement and a license agreement that addressed various business matters associated with the separation, as well as several other agreements discussed below.

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

The services provided pursuant to the administrative services agreement by Lazard Group to LFCM Holdings, and by LFCM Holdings to Lazard Group, are subject to automatic annual renewal, unless either party gives 180 days’ notice of termination. LFCM Holdings and Lazard Group have a right to terminate the services earlier if there is a change of control of either party or the business alliance provided in the business alliance agreement (described below) expires or is terminated. The party receiving a service may also terminate a service

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

earlier upon 180 days’ notice as long as the receiving party pays the service provider an additional three months of service fee for the terminated service. In addition, in connection with the various agreements entered into regarding the CP II MgmtCo Spin-Off described below, Lazard Group agreed to provide certain specified services to LFCM Holdings (which, in turn, LFCM Holdings may provide to its subsidiary, CP II MgmtCo (“CP II MgmtCo”)).

The business alliance agreement provides, among other matters, that Lazard Group will refer to LFCM Holdings selected opportunities for underwriting and distribution of securities. In addition, Lazard Group will provide assistance in the execution of any such referred business. In exchange for the referral obligation and assistance, Lazard Group will receive a referral fee from LFCM Holdings equal to approximately one-half of the revenue obtained by LFCM Holdings in respect of any underwriting or distribution opportunity. In addition, LFCM Holdings will refer opportunities in the Financial Advisory and Asset Management businesses to Lazard Group. In exchange for this referral, LFCM Holdings will be entitled to a customary finders’ fee from Lazard Group. The business alliance agreement further provides that, during the term of the business alliance, LFNY and Lazard Asset Management Securities LLC, an indirect wholly-owned subsidiary of LFNY, will introduce execution and settlement transactions to broker-dealer entities affiliated with LFCM Holdings. The business alliance agreement is subject to periodic automatic renewal, unless Lazard Group or LCM Holdings elects to terminate the agreement in connection with any such renewal or elects to terminate on account of a change of control of either party.

For the years ended December 31, 2010, 2009 and 2008, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $12,110, $9,717 and $7,138, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $11,506, $12,301 and $26,472, respectively. Amounts relating to the administrative services agreement are reported as reductions to operating expenses. Net referral fees for underwriting transactions under the business alliance agreement are reported in “revenue-other”. Net referral fees for private placement, M&A and restructuring transactions under the business alliance agreement are reported in advisory fee revenue.

Receivables from LFCM Holdings and its subsidiaries as of December 31, 2010 and 2009 primarily include $12,775 and $5,891, respectively, related to administrative and support services and reimbursement of expenses incurred on behalf of LFCM Holdings, $11,413 and $6,202, respectively, related to referral fees for underwriting and private placement transactions and, at December 31, 2009, a $1,180 lease indemnity receivable pertaining to certain liabilities relating to an abandoned lease space in the U.K. Payables to LFCM Holdings and its subsidiaries at December 31, 2010 and 2009 relate primarily to obligations pursuant to the tax receivable agreement of $2,361 and $15,684, respectively (see Note 19 of Notes to Consolidated Financial Statements) and $458 and $1,747, respectively, principally relating to referral fees for Financial Advisory transactions.

See Notes 5 and 15 of Notes to Consolidated Financial Statements for information regarding Sapphire and the 2008 Secondary Offering for which LCM participated as an underwriter, respectively.

LAZ-MD Holdings

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the years ended December 31, 2010, 2009 and 2008, such charges amounted to $750 in each year.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Lazard Alternative Investments

The business alliance agreement, among other things, granted Lazard Group the option to acquire the North American and European fund management activities of Lazard Alternative Investments Holdings LLC (“LAI”), the subsidiary of LFCM Holdings that owns and operates LFCM Holdings’ alternative investment (including private equity) activities, for an aggregate purchase price of $8,000 and $2,000, respectively. On December 15, 2009, Lazard Group exercised its option to acquire the European fund management activities of LAI for a purchase price of $2,000. The remaining option to purchase the North American fund management activities is currently exercisable at any time prior to May 10, 2014, for a purchase price of $2,500. The reduced price for the North American option reflects (i) a reduction of $1,500 due to the payment of a like amount in February 2008 to LFCM Holdings in connection with the Sapphire IPO, whereby LFCM Holdings agreed not to assert certain claims that it may believe that it had under the business alliance agreement and (ii) a reduction of $4,000 due to the payment of a like amount in February 2009 to LFCM Holdings in connection with the spin-off of the management company of CP II and the amendments to the business alliance agreement described below. LAI’s fund management activities consist of the fund management and general partner entities, together with Lazard Group’s direct investments in related funds that were transferred to LFCM Holdings pursuant to or in anticipation of the May 10, 2005 separation (the “separation”) from the Company of its former Capital Markets and Other business segment.

The business alliance agreement provides Lazard Group with certain governance rights with respect to LAI and provides for support by LFCM Holdings of the business of LAI. With respect to historical investments and funds transferred to LFCM Holdings as part of the separation, profits realized prior to the exercise of the option are for the account of LFCM Holdings, whereas profits realized after the exercise of the option are for the account of Lazard Group. The master separation agreement and business alliance agreement provide for Lazard Group (i) to invest capital in future funds to be managed by LFCM Holdings’ subsidiaries and (ii) to receive incentive distributions from such funds, as well as profits related to such investments, if any, irrespective of whether it exercises its purchase option.

In February 2005, Lazard Group formed CP II, with institutional and Lazard Group capital commitments which required funding at any time through 2010, except for potential follow-on investments and/or CP II expenses. As of December 31, 2010, Lazard Group’s investment in CP II amounted to $31,950, which is recorded within “investments - private equity investments owned” on the consolidated statement of financial condition. Pursuant to the master separation agreement and business alliance agreement, CP II was managed by CP II MgmtCo, and Lazard Group is entitled to receive the carried interest distributions made by CP II (other than the carried interest distributions made to investment professionals who manage the fund).

In February 2009, pursuant to agreements entered into by the Company with a subsidiary of LAI (“LAI North America”), LFCM Holdings and the investment professionals who manage CP II, equity ownership of CP II MgmtCo was transferred from LAI North America to the investment professionals who manage CP II (the “CP II MgmtCo Spin-Off”). Concurrently with the CP II MgmtCo Spin-Off, CP II MgmtCo became a standalone entity. In addition, in connection with the above-mentioned $4,000 cash payment from Lazard Group to LFCM Holdings, the business alliance agreement was amended to remove any restriction on the Company engaging in private equity businesses in North America other than certain investments in real estate and technology and information services. Such amendment reduced the then purchase price relating to our option to acquire the fund management activities of LAI in North America from $6,500 to $2,500. As part of the CP II MgmtCo Spin-Off, we retained our entitlement to receive a slightly reduced portion of the carried interest distributions made by CP II.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Other

For the years ended December 31, 2010 and 2008, expenses recorded by Lazard Group relating to referral fees for restructuring transactions and fee sharing with MBA amounted to $128 and $2,397, respectively. There was no such expense for the year ended December 31, 2009.

22.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At December 31, 2010, LFNY’s regulatory net capital was $222,229, which exceeded the minimum requirement by $212,556.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Services Authority. At December 31, 2010, the aggregate regulatory net capital of the U.K. Subsidiaries was $143,055, which exceeded the minimum requirement by $100,587.

CFLF, through which non-corporate finance advisory activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel for its banking activities conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), are subject to regulation and supervision by the Autorité des Marchés Financiers. At December 31, 2010, the consolidated regulatory net capital of CFLF was $195,108, which exceeded the minimum requirement set for regulatory capital levels by $97,331.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At December 31, 2010, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $116,748, which exceeded the minimum required capital by $93,439.

At December 31, 2010, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

Lazard Ltd is currently subject to supervision by the SEC as a Supervised Investment Bank Holding Company (“SIBHC”). As a SIBHC, Lazard Ltd is subject to group-wide supervision, which requires it to compute allowable capital and risk allowances on a consolidated basis. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), provides for the elimination of the SEC’s SIBHC program on July 21, 2011. Following this elimination, we will be required to be regulated on a comprehensive basis by another regulatory body, either in the U.S. or Europe, pursuant to relevant rules in Europe. The Dodd-Frank Act allows certain securities holding companies seeking consolidated supervision to elect to be regulated by the Board of Governors of the Federal Reserve. The Dodd-Frank Act could have other effects on us, which we are currently in the process of examining, including the impact of the elimination of the SIBHC program and the effects of various new regulations mandated by the Dodd-Frank Act.

23.	SEGMENT INFORMATION

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

The Company’s segment information for the years ended December 31, 2010, 2009 and 2008 is prepared using the following methodology:

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

There were no clients for the years ended December 31, 2010, 2009 and 2008 that individually constituted more than 10% of the net revenue of either of the Company’s business segments.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		As Of Or For The Year Ended December 31,
		2010	2009	2008
Financial Advisory	Net Revenue	$1,119,867	$986,820	$1,022,913
	Operating Expenses (a)	950,968	998,727	796,970

	Operating Income (Loss) (b)	$168,899	$(11,907)	$225,943

	Total Assets	$799,090	$706,785	$739,444

Asset Management	Net Revenue	$849,662	$601,652	$614,781
	Operating Expenses (a)	584,348	504,452	678,170

	Operating Income (Loss) (b)	$265,314	$97,200	$(63,389)

	Total Assets	$687,323	$702,775	$419,858

Corporate	Net Revenue	$(64,161)	$(57,954)	$(80,487)
	Operating Expenses (a)	126,402	209,573	56,927

	Operating Loss (b)	$(190,563)	$(267,527)	$(137,414)

	Total Assets	$1,936,119	$1,738,202	$1,703,629

Total	Net Revenue	$1,905,368	$1,530,518	$1,557,207
	Operating Expenses (a)	1,661,718	1,712,752	1,532,067

	Operating Income (Loss) (b)	$243,650	$(182,234)	$25,140

	Total Assets	$3,422,532	$3,147,762	$2,862,931

(a)	Operating expenses include depreciation and amortization of property as set forth in table below.

	Year Ended December 31,
	2010	2009	2008
Financial Advisory	$6,718	$5,933	$5,583
Asset Management	3,693	3,557	3,451
Corporate	12,301	13,051	11,791

Total	$22,712	$22,541	$20,825

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

(b)	Operating income (loss) in 2010, 2009 and 2008 was significantly impacted by certain charges. Such impact, including the amounts attributable to each of the Company’s business segments, is described in the table below:

	Year Ended December 31,
	2010	2009	2008
Financial Advisory
Operating income (loss), as reported above	$168,899	$(11,907)	$225,943
Special items:
Acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards	19,571
Acceleration of amortization expense related to previously awarded deferred cash incentive awards		48,533

Operating income, excluding impact of special items	$188,470	$36,626	$225,943

Asset Management
Operating income (loss), as reported above	$265,314	$97,200	$(63,389)
Special items:
Impact of the LAM Merger			197,550
Acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards	2,902
Acceleration of amortization expense related to previously awarded deferred cash incentive awards		7,508

Operating income, excluding impact of special items	$268,216	$104,708	$134,161

Corporate
Operating loss, as reported above	$(190,563)	$(267,527)	$(137,414)
Special items:
Impact of the LAM Merger			2,000
Restructuring expense	87,108	62,550
Acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards	2,387
Acceleration of amortization expense related to the vesting of RSUs held by Lazard’s former Chairman and Chief Executive Officer		86,514
Acceleration of amortization expense related to previously awarded deferred cash incentive awards		4,471
Benefit pursuant to tax receivable agreement	(8,834)

Operating loss, excluding impact of special items	$(109,902)	$(113,992)	$(135,414)

Consolidated
Operating income (loss), as reported above	$243,650	$(182,234)	$25,140
Special items:
Impact of the LAM Merger			199,550
Restructuring expense	87,108	62,550
Acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards	24,860
Acceleration of amortization expense related to the vesting of RSUs held by Lazard’s former Chairman and Chief Executive Officer		86,514
Acceleration of amortization expense related to previously awarded deferred cash incentive awards		60,512
Benefit pursuant to tax receivable agreement	(8,834)

Operating income, excluding impact of special items	$346,784	$27,342	$224,690

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

	As Of Or For The Year Ended December 31,
	2010	2009	2008
Net Revenue:
United States	$1,161,071	$803,859	$793,023
United Kingdom	215,243	191,521	224,520
France	261,085	247,510	257,381
Other Western Europe	141,343	175,231	158,196
Rest of World	126,626	112,397	124,087

Total	$1,905,368	$1,530,518	$1,557,207

Operating Income (Loss):
United States	$223,341	$(155,645)	$(52,658)
United Kingdom	4,867	(11,485)	22,915
France	23,092	(9,143)	21,609
Other Western Europe	(9,838)	(3,071)	19,094
Rest of World	2,188	(2,890)	14,180

Total (c)	$243,650	$(182,234)	$25,140

Identifiable Assets:
United States	$1,821,992	$1,589,720	$1,145,737
United Kingdom	324,309	277,751	250,788
France	883,932	908,137	1,128,714
Other Western Europe	141,216	159,525	172,728
Rest of World	251,083	212,629	164,964

Total	$3,422,532	$3,147,762	$2,862,931

(c)	As described in Note (b) above, operating income (loss) in 2010, 2009 and 2008 was significantly impacted by certain charges described therein.

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY RESULTS (UNAUDITED)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2010 and 2009. These quarterly results were prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	2010 Fiscal Quarter
	First	Second	Third	Fourth	Year
	(dollars in thousands, except per share data)
Net revenue	$438,211	$419,035	$453,237	$594,885	$1,905,368
Operating expenses	472,692	351,984	373,770	463,272	1,661,718

Operating income (loss)	$(34,481)	$67,051	$79,467	$131,613	$243,650

Net income (loss)	$(40,894)	$53,528	$70,354	$111,435	$194,423
Less - net income (loss) attributable to noncontrolling interests	(7,360)	8,956	6,263	11,585	19,444

Net income (loss) attributable to Lazard Ltd	$(33,534)	$44,572	$64,091	$99,850	$174,979

Attributable to Lazard Ltd Class A common stockholders:
Net income (loss) per share of common stock:
Basic	$(0.38)	$0.43	$0.58	$0.88	$1.68
Diluted	$(0.38)	$0.39	$0.51	$0.77	$1.36
Dividends declared per share of common stock	$0.125	$0.125	$0.125	$0.125	$0.50

	2009 Fiscal Quarter
	First	Second	Third	Fourth	Year
	(dollars in thousands, except per share data)
Net revenue	$248,395	$375,625	$411,715	$494,783	$1,530,518
Operating expenses	339,164	318,679	338,550	716,359	1,712,752

Operating income (loss)	$(90,769)	$56,946	$73,165	$(221,576)	$(182,234)

Net income (loss)	$(86,594)	$43,427	$53,197	$(198,275)	$(188,245)
Less - net income (loss) attributable to noncontrolling interests	(33,098)	15,240	15,779	(55,924)	(58,003)

Net income (loss) attributable to Lazard Ltd	$(53,496)	$28,187	$37,418	$(142,351)	$(130,242)

Attributable to Lazard Ltd Class A common stockholders:
Net income (loss) per share of common stock:
Basic	$(0.77)	$0.38	$0.47	$(1.64)	$(1.68)
Diluted	$(0.77)	$0.34	$0.41	$(1.64)	$(1.68)
Dividends declared per share of common stock	$ 0.10	$0.10	$0.125	$0.125	$ 0.45

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2010 (the end of the period covered by this Annual Report on Form 10-K). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On February 23, 2011, the Compensation Committee of the Board of Directors of Lazard Ltd approved the extension of the term of the First Amendment, dated as of May 7, 2008, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, among Lazard Ltd, Lazard Group and Scott D. Hoffman from its scheduled expiration date of March 31, 2011 to March 23, 2013, which is the date that the retention agreements with Kenneth M. Jacobs and Alexander F. Stern are scheduled to expire. No other changes were made to Mr. Hoffman’s retention agreement in connection with the extension of its term.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding members of the Board of Directors, including its audit committee and audit committee financial experts, as well as information regarding our Code of Business Conduct and Ethics that applies to our chief executive officer and senior financial officers, will be presented in Lazard Ltd’s definitive proxy statement for its 2011 annual general meeting of shareholders, which will be held on April 26, 2011, and is incorporated herein by reference. Information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Lazard Ltd’s definitive proxy statement for its 2010 annual general meeting of shareholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding executive officer and director compensation will be presented in Lazard Ltd’s definitive proxy statement for its 2011 annual general meeting of shareholders, which will be held on April 26, 2011, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related shareholder matters will be presented in Lazard Ltd’s definitive proxy statement for its 2011 annual general meeting of shareholders, which will be held on April 26, 2011, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 regarding securities issued under our 2005 Equity Incentive Plan and 2008 Incentive Compensation Plan.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	2008 Incentive Compensation Plan(1)	13,182,580	(3)		(4)	24,009,326
Equity compensation plans not approved by security holders	2005 Equity Incentive Plan(2)	9,047,792	(3)		(4)	4,035,915	(5)

Total		22,230,372	(3)			28,045,241

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
(3)

Represents outstanding stock unit awards, after giving effect to forfeitures, as of December 31, 2010. As of that date, the only grants made under the 2005 Equity Incentive Plan and 2008 Incentive Compensation Plan have been in the form of stock unit awards. See Note 16 of Notes to Consolidated Financial Statements for a description of the plans.

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

Information regarding certain relationships and related transactions will be presented in Lazard Ltd’s definitive proxy statement for its 2011 annual general meeting of shareholders, which will be held on April 26, 2011, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be presented in Lazard Ltd’s definitive proxy statement for its 2011 annual general meeting of shareholders, which will be held on April 26, 2011, and is incorporated herein by reference.

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

2.3	Second Amendment dated as of May 7, 2008, to the Master Separation Agreement dated as of May 10, 2005, as amended, by and among Lazard Ltd, Lazard Group LLC and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 8, 2008).

2.4	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

3.1	Certificate of Incorporation and Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.2	Certificate of Incorporation in Change of Name of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.3	Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

3.4	First Amendment to Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 9, 2008).

3.5	Second Amendment to the Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

4.1	Form of Specimen Certificate for Class A common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

4.2	Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.3	Amended and Restated Third Supplemental Indenture, dated as of May 15, 2008, by and among Lazard Group LLC and The Bank of New York, as trustee (and incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K (Commission File No. 333-126751) filed on May 16, 2008).

4.4	Fourth Supplemental Indenture, dated as of June 21, 2007, between Lazard Group LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on June 22, 2007).

4.5	Form of Senior Note (included in Exhibit 4.3).

10.1	Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006, by and among LAZ-MD Holdings LLC, the Registrant and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.2	First Amendment, dated as of May 7, 2008, to the Amended and Restated Stockholders’ Agreement dated as of November 6, 2006, between LAZ-MD Holdings LLC and Lazard Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 9, 2008).

10.3	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.4	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

10.5	Amendment No. 2, dated as of May 7, 2008, to the Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 8, 2008).

10.6	Amendment No. 3, dated as of April 27, 2010, to the Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.7	Tax Receivable Agreement, dated as of May 10, 2005, by and among Ltd Sub A, Ltd Sub B and LFCM Holdings LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8	Employee Benefits Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9	Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.10	License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company, LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co. Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.11	Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.12	Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.13	Amendment and Consent, dated February 9, 2009, to the Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.14	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.15	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.16	Lease with an Option to Purchase, dated as of July 11, 1990, by and between Sicomibail and Finabail and SCI du 121 Boulevard Hausmann (English translation) (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.17	Occupational Lease, dated as of August 9, 2002, by and among Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.18*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.19*	Lazard Ltd’s 2008 Incentive Compensation Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.20*	2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.21*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for each of Michael J. Castellano and Scott D. Hoffman (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.22*	Form of First Amendment, dated as of May 7, 2008, to Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, for each of Michael J. Castellano and Scott D. Hoffman (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 8, 2008).

10.23*	Second Amendment, dated as of February 26, 2009, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005 (as amended from time to time), for Michael J. Castellano (incorporated by reference to Exhibit 10.26 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.24*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.25*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between Lazard Group LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.26*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, with Alexander F. Stern (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on March 23, 2010).

10.27*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, by and between Lazard Group LLC and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 001-32492) filed on March 1, 2010).

10.28*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, with Kenneth M. Jacobs (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) field on March 23, 2010).

10.29*	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.30*	Acknowledgement Letter, dated as of November 6, 2006 from Lazard Group LLC to certain managing directors of Lazard Group LLC modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.31	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.32	Registration Rights Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.33	Letter Agreement, dated as of May 10, 2005, with Bruce Wasserstein family trusts (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.34	Letter Agreement, dated as of March 16, 2010, among Lazard Ltd, Lazard Group LLC and the Cranberry Dune 1998 Long-Term Trust (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on March 22, 2010).

10.35*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.36*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.37*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.38*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.41 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.39*	Form of Agreement evidencing a grant of Deferred Cash Award to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.40	Termination Agreement, dated as of March 31, 2006, by and among Banca Intesa S.p.A., Lazard Group LLC and Lazard & Co. S.r.l. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on April 4, 2006).

10.41	Amended and Restated $150 Million Subordinated Convertible Promissory Note due 2018, issued by Lazard Funding LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 17, 2006).

10.42	Amended and Restated Guaranty of Lazard Group LLC to Banca Intesa S.p.A., dated as of May 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 17, 2006).

10.43*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.44*	First Amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 1, 2007).

10.45	Agreement and Plan of Merger, dated as of August 14, 2008, by and among Lazard Ltd, LAZ Sub I, Lazard Asset Management LLC and Lazard Asset Management Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on August 15, 2008).

10.46*	Letter Agreement regarding employment dated as of April 21, 2010 between Lazard Group LLC and Gary W. Parr (incorporated by reference to Exhibit 10.53 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.47	Senior Revolving Credit Agreement, dated as of April 29, 2010, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.48	Amendment No. 1, dated as of August 12, 2010, to the Senior Revolving Credit Agreement, dated as of April 29, 2010, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent.

10.49	Amendment No. 2, dated as of December 17, 2010, to the Senior Revolving Credit Agreement, dated as of April 29, 2010, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent.

10.50*	Form of Agreement evidencing a grant of Restricted Stock under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Michael J. Castellano.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Michael J. Castellano.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

LAZARD LTD

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

ITEMS 15 (a)(1) AND 15 (a)(2)

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2010 AND 2009

(dollars in thousands, except per share data)

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$210	$1,686
Investments in subsidiaries, equity method	(1,835,651)	(1,691,559)
Due from subsidiaries	2,488,286	2,045,899

Total assets	$652,845	$356,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Due to subsidiaries	$277	$382
Other liabilities	170	253

Total liabilities	447	635

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A—22,021 and 26,883 shares issued and outstanding at December 31, 2010 and 2009, respectively	—	—
Series B—no shares issued and outstanding	—	—
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 119,697,936 and 92,165,912 shares issued at December 31, 2010 and 2009, respectively, including shares held by a subsidiary as indicated below)	1,197	922
Class B, par value $.01 per share (1 share authorized, issued and outstanding at December 31, 2010 and 2009)	—	—
Additional paid-in-capital	758,841	549,931
Retained earnings	166,468	52,726
Accumulated other comprehensive income (loss), net of tax	(46,158)	(57,048)

	880,348	546,531
Class A common stock held by a subsidiary, at cost (6,847,508 and 5,850,775 shares at December 31, 2010 and 2009, respectively)	(227,950)	(191,140)

Total stockholders’ equity	652,398	355,391

Total liabilities and stockholders’ equity	$652,845	$356,026

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
REVENUE
Equity in earnings (losses) of subsidiaries	$109,576	$(193,493)	$(50,044)
Interest income	66,722	64,884	54,714
Other	—	2	2

Total revenue	176,298	(128,607)	4,672
Interest expense	—	—	47

Net revenue	176,298	(128,607)	4,625

OPERATING EXPENSES
Professional services	1,217	1,504	1,345
Other	102	131	142

Total operating expenses	1,319	1,635	1,487

NET INCOME (LOSS)	$174,979	$(130,242)	$3,138

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$174,979	$(130,242)	$3,138
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash items included in net income (loss):
Equity in (earnings) losses of subsidiaries	(109,576)	193,493	50,044
Amortization of share-based incentive compensation	—	1,316	1,331
Changes in due to/from subsidiaries	(16,215)	(31,354)	(29,637)
Changes in other operating assets and liabilities	(83)	174	(130)

Net cash provided by operating activities	49,105	33,387	24,746

CASH FLOWS FROM FINANCING ACTIVITIES:
Class A common stock dividends	(50,581)	(33,451)	(23,056)
Other financing activities	—	(51)	(12)

Net cash used in financing activities	(50,581)	(33,502)	(23,068)

Net increase (decrease) in cash and cash equivalents	(1,476)	(115)	1,678
Cash and cash equivalents, January 1	1,686	1,801	123

Cash and cash equivalents, December 31	$210	$1,686	$1,801

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Supplemental investing non-cash transaction:
Class A common stock issued/issuable in connection with business acquisitions	$41,174	$10,946	$9,282

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(dollars in thousands)

	Preferred Stock				Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By A Subsidiary		Total Lazard Ltd Stockholders’ Equity
	Series A		Series B
	Shares	$	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2008	36,607	$—	277	$—	51,745,826	$517	$(119,038)	$248,551	$23,725	1,712,846	$(69,296)	$84,459

Comprehensive income (loss):
Net income								3,138				3,138
Other comprehensive income (loss) - net of tax:
Currency translation adjustments									(95,198)			(95,198)
Amortization of interest rate hedge									778			778
Available-for-sale securities:
Net unrealized loss									(25,496)			(25,496)
Adjustment for items reclassified to earnings									3			3
Employee benefit plans:
Net actuarial gain									8,834			8,834
Adjustment for items reclassified to earnings									77			77

Comprehensive loss												(107,864)

Class A common stock issued/issuable in connection with business acquisitions and LAM Merger and related amortization					203,890	2	69,174					69,176
Conversion of Series A and Series B preferred stock into Class A common stock	(4,862)	—	(277)	—	450,259	5	(5)					—
Repurchase of common membership interests from LAZ-MD Holdings							(1,597)					(1,597)
Amortization of share-based incentive compensation							147,763					147,763
Dividend-equivalents							7,211	(7,223)				(12)
Class A common stock dividends								(23,056)				(23,056)
Purchase of Class A common stock										8,308,170	(277,064)	(277,064)
Delivery of Class A common stock in connection with share-based incentive compensation							(29,024)			(644,854)	24,508	(4,516)
Class A common stock issued in connection with:
Settlement of the purchase contracts forming part of the ESUs					14,582,750	146	272,930					273,076
Exchange for Lazard Group common membership interests, including in connection with secondary offering					9,312,188	93	(93)					—
Other							144					144
Adjustment related to noncontrolling interests							82,229		7,842			90,071

Balance – December 31, 2008	31,745	$—	—	$—	76,294,913	$763	$429,694	$221,410	$(79,435)	9,376,162	$(321,852)	$250,580

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008—(Continued)

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Class A Common Stock Held By A Subsidiary		Total Lazard Ltd Stockholders’ Equity

	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2009	31,745	$—	76,294,913	$763	$429,694	$221,410	$(79,435)	9,376,162	$(321,852)	$250,580

Comprehensive income (loss):
Net loss						(130,242)				(130,242)
Other comprehensive income (loss) - net of tax:
Currency translation adjustments							37,355			37,355
Amortization of interest rate hedge							803			803
Available-for-sale securities:
Net unrealized gain							20,575			20,575
Adjustment for items reclassified to earnings							945			945
Employee benefit plans:
Prior service costs							(11,290)			(11,290)
Net actuarial loss							(13,573)			(13,573)
Adjustment for items reclassified to earnings							2,260			2,260

Comprehensive loss										(93,167)

Class A common stock issued/issuable in connection with business acquisitions and LAM Merger and related amortization			1,473,866	15	28,126					28,141
Conversion of Series A preferred stock into Class A common stock	(4,862)	—	479,732	5	(5)					—
Amortization of share-based incentive compensation					268,129					268,129
Dividend-equivalents					4,951	(4,991)				(40)
Class A common stock dividends						(33,451)				(33,451)
Purchase of Class A common stock								1,984,997	(50,479)	(50,479)
Delivery of Class A common stock in connection with share-based incentive compensation					(194,670)			(5,510,384)	181,191	(13,479)
Repurchase of common membership interests from LAZ-MD Holdings					(9,900)					(9,900)
Class A common stock issued in exchange for Lazard Group common membership interests, including in connection with secondary offerings			13,917,402	139	(139)					—
Adjustments related to noncontrolling interests					23,745		(14,688)			9,057

Balance – December 31, 2009	26,883	$—	92,165,913	$922	$549,931	$52,726	$(57,048)	5,850,775	$(191,140)	$355,391

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008—(Continued)

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Class A Common Stock Held By A Subsidiary		Total Lazard Ltd Stockholders’ Equity

	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2010	26,883	$—	92,165,913	$922	$549,931	$52,726	$(57,048)	5,850,775	$(191,140)	$355,391

Comprehensive income (loss):
Net income						174,979				174,979
Other comprehensive income (loss) - net of tax:
Currency translation adjustments							(8,937)			(8,937)
Amortization of interest rate hedge							1,093			1,093
Available-for-sale securities:
Net unrealized gain							2,941			2,941
Adjustment for items reclassified to earnings							8,930			8,930
Employee benefit plans:
Net actuarial gain							16,769			16,769
Adjustment for items reclassified to earnings							1,544			1,544

Comprehensive income										197,319

Class A common stock issued/issuable in connection with business acquisitions and LAM Merger and related amortization			315,617	3	46,220					46,223
Conversion of Series A preferred stock into Class A common stock	(4,862)		572,988	6	(6)					—
Amortization of share-based incentive compensation					286,957					286,957
Dividend-equivalents					10,606	(10,656)				(50)
Class A common stock dividends						(50,581)				(50,581)
Purchase of Class A common stock								4,686,892	(149,981)	(149,981)
Delivery of Class A common stock in connection with share-based incentive compensation					(286,847)			(6,690,159)	229,271	(57,576)
Repurchase of common membership interests from LAZ-MD Holdings					(6,812)					(6,812)
Issuance of Class A common stock			3,000,000	30	116,070			3,000,000	(116,100)	—
Class A common stock issued in exchange for Lazard Group common membership interests, including in connection with secondary offerings			23,643,419	236	(236)					—
Adjustments related to noncontrolling interests					42,958		(11,450)			31,508

Balance – December 31, 2010	22,021	$—	119,697,937	$1,197	$758,841	$166,468	$(46,158)	6,847,508	$(227,950)	$652,398

(*)

Includes 76,294,912, 92,165,912 and 119,697,936 shares of the Company’s Class A common stock issued at December 31, 2008, 2009 and 2010, respectively, and 1 share of the Company’s Class B common stock at each such date.

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

The Parent Company Financial Statements as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosures in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable. Actual results could differ materially from these estimates.

The Parent Company Financial Statements include investments in subsidiaries, accounted for under the equity method.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2011

LAZARD LTD

By:	/s/ Kenneth M. Jacobs

Kenneth M. Jacobs
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Kenneth M. Jacobs Kenneth M. Jacobs	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2011

/s/ Michael J. Castellano Michael J. Castellano	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2011

/s/ Ashish Bhutani Ashish Bhutani	Director	February 28, 2011

/s/ Ronald J. Doerfler Ronald J. Doerfler	Director	February 28, 2011

/s/ Laurent Mignon Laurent Mignon	Director	February 28, 2011

/s/ Steven J. Heyer Steven J. Heyer	Director	February 28, 2011

/s/ Sylvia Jay Sylvia Jay	Director	February 28, 2011

/s/ Vernon E. Jordan, Jr. Vernon E. Jordan, Jr.	Director	February 28, 2011

/s/ Philip A. Laskawy Philip A. Laskawy	Director	February 28, 2011

/s/ Gary W. Parr Gary W. Parr	Director	February 28, 2011

II-1

Signature	Capacity	Date

/s/ Hal S. Scott Hal S. Scott	Director	February 28, 2011

/s/ Michael J. Turner Michael J. Turner	Director	February 28, 2011

II-2