Form 10-Q
period 2011-06-30
Lazard Ltd
filed 2011-08-04
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 25, 2011, there were 120,426,321 shares of the Registrant’s Class A common stock (including 4,339,875 shares held by a subsidiary) and one share of the Registrant’s Class B common stock outstanding.

When we use the terms “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd has no operating assets other than indirect ownership as of June 30, 2011 of approximately 94.6% of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2011 AND DECEMBER 31, 2010

(UNAUDITED)

(dollars in thousands, except for per share data)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$984,012	$1,209,695
Deposits with banks	248,944	356,539
Cash deposited with clearing organizations and other segregated cash	100,162	92,911

Receivables-net:
Fees	418,126	480,340
Customers and other	100,513	63,490
Related parties	13,502	24,874

	532,141	568,704
Investments	435,139	417,410

Property (net of accumulated amortization and depreciation of $272,369 and $250,898 at June 30, 2011 and December 31, 2010, respectively)	153,006	150,524

Goodwill and other intangible assets (net of accumulated amortization of $18,187 and $15,007 at June 30, 2011 and December 31, 2010, respectively)	365,441	361,439
Other assets	262,169	265,310

Total assets	$3,081,014	$3,422,532

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

JUNE 30, 2011 AND DECEMBER 31, 2010

(UNAUDITED)

(dollars in thousands, except for per share data)

	June 30, 2011	December 31, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$273,465	$361,553
Accrued compensation and benefits	183,660	498,880
Senior debt	1,076,850	1,076,850
Capital lease obligations	23,101	22,903
Related party payables	3,464	2,819
Other liabilities	512,682	513,410
Subordinated debt	150,000	150,000

Total liabilities	2,223,222	2,626,415

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - 22,021 shares issued and outstanding at June 30, 2011 and December 31, 2010	–	–
Series B - no shares issued and outstanding	–	–
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 120,426,321 and 119,697,936 shares issued at June 30, 2011 and December 31, 2010, respectively, including shares held by a subsidiary as indicated below)	1,204	1,197
Class B, par value $.01 per share (1 share authorized, issued and outstanding at June 30, 2011 and December 31, 2010)	–	–
Additional paid-in-capital	642,269	758,841
Retained earnings	244,633	166,468
Accumulated other comprehensive loss, net of tax	(17,827)	(46,158)

	870,279	880,348
Class A common stock held by a subsidiary, at cost (4,339,875 and 6,847,508 shares at June 30, 2011 and December 31, 2010, respectively)	(159,763)	(227,950)

Total Lazard Ltd stockholders’ equity	710,516	652,398
Noncontrolling interests	147,276	143,719

Total stockholders’ equity	857,792	796,117

Total liabilities and stockholders’ equity	$3,081,014	$3,422,532

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUE
Investment banking and other advisory fees	$243,096	$245,282	$463,423	$514,491
Money management fees	230,906	180,899	445,598	358,002
Interest income	4,363	5,500	7,855	10,607
Other	22,240	11,472	45,070	23,861

Total revenue	500,605	443,153	961,946	906,961
Interest expense	23,313	24,118	46,631	49,715

Net revenue	477,292	419,035	915,315	857,246

OPERATING EXPENSES
Compensation and benefits	286,480	263,021	556,479	563,398
Occupancy and equipment	22,977	21,320	45,685	42,590
Marketing and business development	20,879	18,252	38,990	33,855
Technology and information services	20,582	16,996	40,149	34,648
Professional services	13,120	10,814	22,961	18,985
Fund administration and outsourced services	13,507	10,996	26,758	22,370
Amortization of intangible assets related to acquisitions	1,706	1,769	3,180	3,539
Restructuring	–	–	–	87,108
Other	8,839	8,816	18,465	18,183

Total operating expenses	388,090	351,984	752,667	824,676

OPERATING INCOME	89,202	67,051	162,648	32,570
Provision for income taxes	17,636	13,523	31,099	19,936

NET INCOME	71,566	53,528	131,549	12,634

LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	9,562	8,956	14,538	1,596

NET INCOME ATTRIBUTABLE TO LAZARD LTD	$ 62,004	$ 44,572	$117,011	$ 11,038

ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	119,107,386	103,527,014	117,221,070	96,631,576
Diluted	139,347,933	139,944,310	138,969,263	108,995,837

NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.52	$0.43	$1.00	$0.11

Diluted	$0.48	$0.39	$0.91	$0.10

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.16	$0.125	$0.285	$0.25

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

(dollars in thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$131,549	$12,634
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash items included in net income:
Depreciation and amortization of property	11,820	10,122
Amortization of deferred expenses, share-based incentive compensation and interest rate hedge	164,713	207,786
Amortization of intangible assets related to acquisitions	3,180	3,539
Loss on extinguishment of debt	–	424
(Increase) decrease in operating assets:
Deposits with banks	132,672	(44,179)
Cash deposited with clearing organizations and other segregated cash	(845)	(2,190)
Receivables-net	52,477	45,832
Investments	(13,164)	(17,312)
Other assets	12,237	(3,589)
Increase (decrease) in operating liabilities:
Deposits and other payables	(112,956)	(3,421)
Accrued compensation and benefits and other liabilities	(366,816)	(301,056)

Net cash provided by (used in) operating activities	14,867	(91,410)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions relating to equity method investments	–	51,437
Additions to property	(5,676)	(5,465)
Disposals of property	199	254
Proceeds from sales and maturities of available-for-sale securities	–	52,786

Net cash provided by (used in) investing activities	(5,477)	99,012

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contribution from noncontrolling interests	980	2,000
Excess tax benefits from share-based incentive compensation	2,848	–
Other financing activities	1,688	5,554
Payments for:
Senior borrowings	–	(10,375)
Capital lease obligations	(1,397)	(1,096)
Distributions to noncontrolling interests	(8,034)	(9,491)
Repurchase of common membership interests from members of LAZ-MD Holdings	(794)	–
Purchase of Class A common stock	(126,237)	(22,733)
Class A common stock dividends	(32,855)	(23,022)
Settlement of vested share-based incentive compensation	(90,635)	(44,536)
Other financing activities	(46)	(34)

Net cash used in financing activities	(254,482)	(103,733)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	19,409	(23,766)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(225,683)	(119,897)
CASH AND CASH EQUIVALENTS—January 1	1,209,695	917,329

CASH AND CASH EQUIVALENTS—June 30	$984,012	$797,432

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2011

(UNAUDITED)

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By a Subsidiary		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	$	Shares (*)	$				Shares	$
Balance – January 1, 2011	22,021	$–	119,697,937	$1,197	$758,841	$166,468	$(46,158)	6,847,508	$(227,950)	$652,398	$143,719	$796,117

Comprehensive income (loss):
Net income						117,011				117,011	14,538	131,549
Other comprehensive income (loss) - net of tax:
Currency translation adjustments							30,418			30,418	1,756	32,174
Amortization of interest rate hedge							498			498	29	527
Employee benefit plans:
Net actuarial loss							(3,434)			(3,434)	(196)	(3,630)
Adjustments for items reclassified to earnings							1,054			1,054	60	1,114

Comprehensive income										145,547	16,187	161,734

Class A common stock issued/issuable in connection with business acquisitions and LAM Merger and related amortization					4,180					4,180	240	4,420
Amortization of share-based incentive compensation					144,261					144,261	8,272	152,533
Dividend-equivalents					5,958	(5,991)				(33)	(2)	(35)
Class A common stock dividends						(32,855)				(32,855)		(32,855)
Purchase of Class A common stock								3,156,416	(126,237)	(126,237)		(126,237)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefits of $2,178					(282,956)			(5,664,049)	194,424	(88,532)	75	(88,457)
Repurchase of common membership interests from LAZ-MD Holdings					(751)					(751)	(43)	(794)
Class A common stock issued in exchange for Lazard Group common membership interests			728,385	7	(7)					–		–
Adjustment related to the change in Lazard Ltd’s ownership in Lazard Group					(1,580)					(1,580)		(1,580)
Distributions to noncontrolling interests, net										–	(7,054)	(7,054)
Adjustments related to noncontrolling interests					14,323		(205)			14,118	(14,118)	–

Balance – June 30, 2011	22,021	$–	120,426,322	$1,204	$642,269	$244,633	$(17,827)	4,339,875	$(159,763)	$710,516	$147,276	$857,792

(*)

Includes 119,697,936 and 120,426,321 shares of the Company’s Class A common stock issued at January 1, 2011 and June 30, 2011, respectively, and 1 share of the Company’s Class B common stock at each such date.

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2010

(UNAUDITED)

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held by a Subsidiary		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	$	Shares (*)	$				Shares	$
Balance – January 1, 2010	26,883	$ –	92,165,913	$922	$549,931	$52,726	$(57,048)	5,850,775	$(191,140)	$355,391	$167,706	$523,097

Comprehensive income (loss):
Net income						11,038				11,038	1,596	12,634
Other comprehensive income (loss) - net of tax:
Currency translation adjustments							(51,932)			(51,932)	(6,397)	(58,329)
Amortization of interest rate hedge							480			480	59	539
Available-for-sale securities:
Net unrealized loss							(755)			(755)	(93)	(848)
Adjustments for items reclassified to earnings							2,102			2,102	259	2,361
Employee benefit plans:
Net actuarial loss							(2,556)			(2,556)	(315)	(2,871)
Adjustments for items reclassified to earnings							460			460	57	517

Comprehensive income (loss)										(41,163)	(4,834)	(45,997)

Class A common stock issued/issuable in connection with business acquisitions and LAM Merger and related amortization					2,800					2,800	345	3,145
Amortization of share-based incentive compensation					180,443					180,443	22,055	202,498
Dividend-equivalents					5,232	(5,255)				(23)		(23)
Class A common stock dividends						(23,022)				(23,022)		(23,022)
Purchase of Class A common stock								712,950	(22,733)	(22,733)		(22,733)
Delivery of Class A common stock in connection with share-based incentive compensation					(242,352)			(5,738,601)	197,816	(44,536)		(44,536)
Issuance of Class A common stock			3,000,000	30	116,070			3,000,000	(116,100)	–		–
Class A common stock issued in exchange for Lazard Group common membership interests, including in connection with secondary offering			17,645,747	176	(176)					–		–
Distributions to noncontrolling interests, net										–	(7,491)	(7,491)
Adjustments related to noncontrolling interests					31,973		(8,545)			23,428	(23,428)	–

Balance – June 30, 2010	26,883	$ –	112,811,660	$1,128	$643,921	$35,487	$(117,794)	3,825,124	$(132,157)	$430,585	$154,353	$584,938

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Lazard Ltd, a Bermuda holding company, and its subsidiaries (collectively referred to as “Lazard Ltd”, “Lazard”, “we” or the “Company”), including Lazard Ltd’s indirect investment in Lazard Group LLC, a Delaware limited liability company (collectively referred to, together with its subsidiaries, as “Lazard Group”), is one of the world’s preeminent financial advisory and asset management firms and has long specialized in crafting solutions to the complex financial and strategic challenges of our clients. We serve a diverse set of clients around the world, including corporations, partnerships, institutions, governments and high net worth individuals.

Lazard Ltd indirectly held approximately 94.6% and 94.0% of all outstanding Lazard Group common membership interests as of June 30, 2011 and December 31, 2010, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group. LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by Lazard Group’s current and former managing directors, held approximately 5.4% and 6.0% of the outstanding Lazard Group common membership interests as of June 30, 2011 and December 31, 2010, respectively. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”) which provided LAZ-MD Holdings with approximately 5.4% and 6.0% of the voting power but no economic rights in the Company as of such respective dates. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Lazard Ltd Class A common stock, par value $0.01 per share (“Class A common stock”). Lazard Group is governed by an Operating Agreement dated as of May 10, 2005, as amended (the “Operating Agreement”).

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

Basis of Presentation

The accompanying condensed consolidated financial statements of Lazard Ltd have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Ltd’s annual report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”). The accompanying December 31, 2010 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that Lazard may undertake in the future, actual results may differ materially from the estimates. The consolidated results of operations for the three month and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for any future interim or annual period.

The condensed consolidated financial statements include Lazard Ltd, Lazard Group and Lazard Group’s principal operating subsidiaries: Lazard Frères & Co. LLC (“LFNY”), a New York limited liability company, along with its subsidiaries, including Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”); its French limited liability companies Compagnie Financière Lazard Frères SAS (“CFLF”) along with its subsidiaries, LFB and Lazard Frères Gestion SAS (“LFG”), and Maison Lazard SAS and its subsidiaries; and Lazard & Co., Limited (“LCL”), through Lazard & Co., Holdings Limited, an English private limited company (“LCH”), together with their jointly owned affiliates and subsidiaries.

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

During May 2011, the FASB amended its fair value measurement guidance, which it states was designed to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Although many of the changes for U.S. GAAP purposes are clarifications of existing guidance or wording changes to align with IFRS, additional disclosures about fair value measurements would be required, including (i) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (ii) the valuation processes used and the sensitivity of fair value measurements related to investments categorized within Level 3 of the hierarchy of fair value measurements to

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

changes in unobservable inputs and the interrelationships between those unobservable inputs, if any, and (iii) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial condition but for which the fair value is required to be disclosed. The amended fair value measurement guidance will become effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. Early application is not permitted. The Company does not anticipate that the adoption of the amended fair value measurement guidance will have a material impact on the Company’s consolidated financial statements.

During June 2011, the FASB amended its guidance regarding the presentation of comprehensive income, which it states was designed to improve comparability, consistency and transparency. The amendment requires that all changes in comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the one-statement approach, the Company would present total net income, including its components, followed by other comprehensive income, including its components, and a total of comprehensive income. In the two-statement approach, the first statement would present total net income and its components as currently presented by the Company in its statement of operations, followed consecutively by a second statement that would present the components of other comprehensive income, total other comprehensive income and the total of comprehensive income. The amendment is to be applied retrospectively and is effective with interim and annual periods beginning after December 15, 2011, with early adoption permitted.

3.    RECEIVABLES - NET

The Company’s “receivables - net” represents receivables from fees, customers and other, and related parties.

Receivables are stated net of an allowance for doubtful accounts of $16,525 and $15,017 at June 30, 2011 and December 31, 2010, respectively, for accounts deemed past due and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. The Company recorded bad debt expense of $2,463 and $3,430 for the three month and six month periods ended June 30, 2011, respectively, and $2,322 and $9,190 for the three month and six month periods ended June 30, 2010, respectively. In addition, the Company recorded charge-offs, foreign currency translation and other adjustments, resulting in a net decrease to the allowance for doubtful accounts of $1,435 and $1,922 for the three month and six month periods ended June 30, 2011, respectively, and $937 and $1,894 for the three month and six month periods ended June 30, 2010, respectively. At June 30, 2011 and December 31, 2010, the Company had receivables deemed past due or uncollectible of $18,023 and $17,101, respectively.

Customers and other receivables at June 30, 2011 and December 31, 2010 include $1,534 and $2,121, respectively, of loans to managing directors and employees of the Company that are made in the ordinary course of business at market terms.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

4.    INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Debt:
U.S. Government and agencies	$31,889	$31,900
Fixed income funds (a)	40,403	33,951
Corporate and other debt and interest-bearing deposits	26,868	29,693

	99,160	95,544

Equities (a)	110,634	88,437

Other:
Interests in LAM alternative asset management funds	39,360	58,656
Private equity	174,704	163,482
Equity method investments	11,281	11,291

	225,345	233,429

Total investments	435,139	417,410
Less:
Interest-bearing deposits	7,660	7,754
Equity method investments	11,281	11,291

Investments, at fair value	$416,198	$398,365

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$1,262	$2,897

(a)	At June 30, 2011 fixed income funds and equities include investments with fair values of $2,051 and $23,051, respectively, held in connection with previously granted Lazard Fund Interest awards (“Lazard Fund Interests”), which will serve to satisfy the Company’s liability upon vesting. Lazard Fund Interests represent grants by the Company to eligible employees of actual or notional interests in several Lazard managed fixed income and equity investment funds (see Note 13 of Notes to Condensed Consolidated Financial Statements).

The Company’s debt securities included in the table above are categorized as trading securities. Fixed income funds primarily consist of amounts seeding products of our Asset Management segment, as well as amounts held in connection with Lazard Fund Interests. Corporate and other debt primarily consist of United Kingdom (the “U.K.”) government and U.S. state and municipal debt securities.

Equities principally represent the Company’s investments in marketable equity securities of large-, mid- and small-cap domestic, international and global companies to seed new Asset Management products and includes investments in public and private asset management funds managed both by LAM and third-party asset managers, as well as amounts held in connection with Lazard Fund Interests.

Interests in LAM alternative asset management funds represent (i) GP interests owned by Lazard in LAM-managed alternative asset management funds and (ii) GP interests consolidated by the Company pertaining to noncontrolling interests in LAM alternative asset management funds, the latter of which aggregated $5,735 and $8,219

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

at June 30, 2011 and December 31, 2010, respectively. Such noncontrolling interests in LAM alternative asset management funds, which represent GP interests held directly by certain of our LAM managing directors or employees of the Company, are deemed to be controlled by, and therefore consolidated by, the Company in accordance with U.S. GAAP. Noncontrolling interests are presented within “stockholders’ equity” on the consolidated statements of financial condition (see Note 12 of Notes to Condensed Consolidated Financial Statements).

Private equity investments include those owned by Lazard and those consolidated but not owned by Lazard. Private equity investments owned by Lazard are primarily comprised of investments in private equity funds and direct private equity interests. Such investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies; (ii) Corporate Partners II Limited (“CP II”), a private equity fund targeting significant noncontrolling-stake investments in established public and private companies and (iii) Lazard Senior Housing Partners LP (“Senior Housing”), which acquires companies and assets in the senior housing, extended-stay hotel and shopping center sectors. Private equity investments consolidated but not owned by Lazard relate solely to Lazard’s establishment of a private equity business with the Edgewater Funds (“Edgewater”), a Chicago-based private equity firm, through the acquisition of Edgewater’s management vehicles on July 15, 2009, and aggregated $74,505 and $67,206 at June 30, 2011 and December 31, 2010, respectively. The economic interests that the Company does not own are owned by the leadership team and other investors in the Edgewater management vehicles (see Note 8 of Notes to Condensed Consolidated Financial Statements).

On January 24, 2008, Sapphire Industrials Corp. (“Sapphire”), a then newly-organized special purpose acquisition company formed by the Company, completed an initial public offering (the “Sapphire IPO”). Sapphire had been included in equity method investments prior to its dissolution discussed below. Sapphire was formed for the purpose of effecting a business combination within a 24-month period (the “Business Combination”) and net proceeds from the Sapphire IPO were placed in a trust account by Sapphire (the “Trust Account”) pending consummation of the Business Combination. In connection with the Sapphire IPO, the Company purchased warrants from Sapphire for a total purchase price of $12,500 and Sapphire common stock for an aggregate purchase price of $50,000. The Company’s investment in Sapphire had been accounted for using the equity method of accounting. On January 6, 2010, Sapphire announced it had not completed the Business Combination and it would dissolve and distribute the funds in the Trust Account to all of its public shareholders, to the extent they were holders of shares issued in the Sapphire IPO. Pursuant to such dissolution, on January 26, 2010, Sapphire made an initial distribution to the Company aggregating $50,319. All Sapphire warrants expired without value.

During the three month and six month periods ended June 30, 2011 and 2010, the Company recognized gross investment gains and losses in “revenue-other” on its condensed consolidated statements of operations as follows:

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2011	2010	2011	2010
Gross investment gains	$8,830	$3,724	$15,205	$13,482
Gross investment losses	$2,235	$6,368	$3,251	$11,129

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The table above includes gross unrealized investment gains and losses pertaining to “trading” securities as follows:
	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2011	2010	2011	2010
Gross unrealized investment gains	$641	$–	$1,214	$101
Gross unrealized investment losses	$193	$1,497	$313	$1,325

During the six month period ended June 30, 2010, the Company recorded within “accumulated other comprehensive loss, net of tax” (“AOCI”) gross pre-tax unrealized investment gains of $5,456 and gross pre-tax unrealized investment losses of $6,013 pertaining to debt securities held at LFB that were designated as “available-for-sale.” With respect to adjustments for items reclassified to earnings, the average cost basis was utilized for purposes of calculating realized investment gains and losses. There were no other-than-temporary impairment charges recognized during the six month period ended June 30, 2010.

During the fourth quarter of 2010, the Company sold its remaining “available-for-sale” debt securities. Accordingly, there were no gross pre-tax investment gains or losses recorded within AOCI during the six month period ended June 30, 2011.

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

The following tables present the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 into the three-level fair value hierarchy in accordance with fair value measurement disclosure requirements:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt:
U.S. Government and agencies	$31,889	$–	$–	$31,889
Fixed income funds	3,157	37,246	–	40,403
Corporate and other debt	19,208	–	–	19,208
Equities	88,896	21,603	135	110,634
Other (excluding equity method investments):
Interest in LAM alternative asset management funds	–	39,360	–	39,360
Private equity	–	–	174,704	174,704
Derivatives	–	2,328	–	2,328

Total Assets	$143,150	$100,537	$174,839	$418,526

Liabilities:
Securities sold, not yet purchased	$1,262	$–	$–	$1,262
Derivatives	–	2,200	–	2,200

Total Liabilities	$1,262	$2,200	$–	$3,462

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt:
U.S. Government and agencies	$31,900	$–	$–	$31,900
Fixed income funds	–	33,951	–	33,951
Corporate and other debt	21,939	–	–	21,939
Equities	66,269	21,852	316	88,437
Other (excluding equity method investments):
Interest in LAM alternative asset management funds	–	58,656	–	58,656
Private equity	–	–	163,482	163,482
Derivatives	–	1,874	–	1,874

Total Assets	$120,108	$116,333	$163,798	$400,239

Liabilities:
Securities sold, not yet purchased	$2,897	$–	$–	$2,897
Derivatives	–	3,230	–	3,230

Total Liabilities	$2,897	$3,230	$–	$6,127

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month and six month periods ended June 30, 2011 and 2010.

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the three month and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$129	$3	$–	$–	$3	$135
Private equity	171,487	3,545	922	(2,052)	802	174,704

Total Level 3 Assets	$171,616	$3,548	$922	$(2,052)	$805	$174,839

	Six Months Ended June 30, 2011
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$316	$3	$–	$(195)	$ 11	$135
Private equity	163,482	3,824	13,075	(9,160)	3,483	174,704

Total Level 3 Assets	$163,798	$3,827	$13,075	$(9,355)	$3,494	$174,839

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	Three Months Ended June 30, 2010
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$298	$(4)	$ 5	$–	$ –	$299
Private equity	136,264	1,535	5,554	(1,190)	(3,754)	138,409

Total Level 3 Assets	$136,562	$1,531	$5,559	$(1,190)	$(3,754)	$138,708

	Six Months Ended June 30, 2010
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$305	$(12)	$ 6	$–	$ –	$299
Private equity	135,914	4,753	5,554	(1,193)	(6,619)	138,409

Total Level 3 Assets	$136,219	$4,741	$5,560	$(1,193)	$(6,619)	$138,708

With respect to Level 3 assets held at June 30, 2011 and 2010, net gains (losses) included in earnings for the three month and six month periods ended June 30, 2011 and the three month and six month periods ended June 30, 2010 in connection with the change in unrealized gains and losses relating to such assets were $3,538, $3,817, $1,531 and $4,741, respectively.

6.     DERIVATIVES

The Company enters into forward foreign currency exchange rate contracts, interest rate swaps, interest rate futures, equity and fixed income swaps and other derivative contracts to hedge exposures to fluctuations in interest rates, currency exchange rates and equity and debt markets. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value, and are included in “other assets” and “other liabilities” on the consolidated statements of financial condition. Except for derivatives hedging “available-for-sale” debt securities, which were sold in the fourth quarter of 2010 (see Note 4 of Notes to Condensed Consolidated Financial Statements), the Company elected to not apply hedge accounting to its other derivative instruments held. Gains and losses on the Company’s derivatives not designated as hedging instruments, as well as gains and losses on derivatives then accounted for as fair value hedges, are included in “interest income” and “interest expense”, respectively, or “revenue-other”, depending on the nature of the underlying item, on the consolidated statements of operations. Furthermore, with respect to derivatives then designated as fair value hedges, the hedged item was required to be adjusted for changes in fair value of the risk being hedged, with such adjustment accounted for in the consolidated statements of operations.

As a result of the sale of the Company’s “available-for-sale” debt securities during the fourth quarter of 2010 as discussed above, there were not any derivatives designated as hedging instruments for the three month and six month periods ended June 30, 2011. During the three month and six month periods ended June 30, 2010,

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

the Company recognized pre-tax losses pertaining to interest rate swaps designated as hedging instruments of $1,765 and $3,756, respectively. These losses were substantially offset by gains recognized on the hedged risk portion of such “available-for-sale” securities.

The table below represents the fair values of the Company’s derivative assets and liabilities reported within “other assets” and “other liabilities” on the accompanying condensed consolidated statements of financial condition as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Derivative Assets:
Forward foreign currency exchange rate contracts	$242	$1,432
Interest rate swaps	51	57
Equity swaps	2,035	385

	$2,328	$1,874

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$1,507	$2,151
Interest rate swaps	323	326
Equity and fixed income swaps	370	753

	$2,200	$3,230

Gains (losses) with respect to derivatives not designated as hedging instruments on the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2011 and 2010 (predominantly reflected in “revenue-other”), by type of derivative, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Forward foreign currency exchange rate contracts	$(3,139)	$7,133	$(9,397)	$12,351
Interest rate swaps	(1)	(10)	(3)	34
Equity and fixed income swaps	(431)	5,382	(2,718)	4,050

	$(3,571)	$12,505	$(12,118)	$16,435

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

The aggregate non-contingent consideration relating to the equity interests of LAM held by present and former employees of LAM and its subsidiaries (the “Transaction Consideration”) consists of (i) cash payments made from the closing of the LAM Merger through January 2, 2009 of approximately $60,100, (ii) a cash

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

payment on October 31, 2011 of approximately $90,300 and (iii) an issuance on October 31, 2011 of 2,201,457 shares of Class A common stock (plus additional shares of Class A common stock in an amount determined by reference to the cash dividends paid on Class A common stock since the closing of the LAM Merger), subject, in the case of clause (ii) and (iii) and, with respect to certain present employees of LAM and its subsidiaries, to delayed payment/issuance until the eighth anniversary of the closing of the LAM Merger if the applicable employee is no longer employed by Lazard or its affiliates on October 31, 2011, subject to certain exceptions. The merger agreement also generally provides that if there is a change in control of the Company or a sale of LAM, any and all of the Transaction Consideration will be payable as of the date of such change in control. The related liabilities for the present value of the unpaid cash consideration have been recorded in the accompanying condensed consolidated statements of financial condition in “accrued compensation and benefits” and “other liabilities”, and amounted to $15,473 and $73,752, respectively, as of June 30, 2011, and $15,152 and $71,394, respectively, as of December 31, 2010.

8.    BUSINESS ACQUISITIONS

On July 15, 2009, the Company established a private equity business with Edgewater. Edgewater manages funds primarily focused on buy-out and growth equity investments in middle market companies. The acquisition was structured as a purchase by Lazard Group of interests in a holding company that in turn owns interests in the general partner and management company entities of the current Edgewater private equity funds (the “Edgewater Acquisition”). Following the Edgewater Acquisition, Edgewater’s current leadership team retained a substantial economic interest in such entities.

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

In prior years, the Company made certain other business acquisitions. These purchases were affected through an exchange of a combination of cash, Class A common stock, and by Lazard Ltd issuing shares of non-participating convertible Series A and Series B preferred stock, which are or were each convertible into Class A common stock. In connection with such acquisitions, as of June 30, 2011 and December 31, 2010, 1,295,029 shares of Class A common stock were issuable on a non-contingent basis. Additionally, at June 30, 2011 and December 31, 2010, 4,862 shares of Series A preferred stock were convertible into Class A common shares on a non-contingent basis, with the number of Class A common shares dependent, in part, upon future prices of the Class A common stock. Depending upon the future performance of such businesses acquired, at June 30, 2011 and December 31, 2010, 17,159 shares of Series A preferred stock were contingently convertible into shares of Class A common stock. The Class A common stock described above related to such acquisitions is primarily issuable during the remainder of 2011.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets as of June 30, 2011 and December 31, 2010 are presented below:

	June 30, 2011	December 31, 2010
Goodwill	$320,411	$313,229
Other intangible assets (net of accumulated amortization)	45,030	48,210

	$365,441	$361,439

At June 30, 2011 and December 31, 2010, goodwill of $258,781 and $251,599, respectively, was attributable to the Company’s Financial Advisory segment and, at each such date, $61,630 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the six month periods ended June 30, 2011 and 2010 are as follows:

	Six Months Ended June 30,
	2011	2010
Balance, January 1	$313,229	$261,703
Foreign currency translation adjustments	7,182	(7,408)

Balance, June 30	$320,411	$254,295

The gross cost and accumulated amortization of other intangible assets as of June 30, 2011 and December 31, 2010, by major intangible asset category, are as follows:

	June 30, 2011			December 31, 2010
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/performance fees	$30,740	$1,121	$29,619	$30,740	$890	$29,850
Management fees, customer relationships and non-compete agreements	32,477	17,066	15,411	32,477	14,117	18,360

	$63,217	$18,187	$45,030	$63,217	$15,007	$48,210

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Amortization expense of intangible assets for the three month and six month periods ended June 30, 2011 was $1,706 and $3,180, respectively, and for the three month and six month periods ended June 30, 2010 was $1,769 and $3,539, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2011 (July 1 through December 31)	$2,778
2012	6,302
2013	12,742
2014	9,803
2015	7,220
Thereafter	6,185

Total amortization expense	$45,030

(a)	Approximately 48% of intangible asset amortization is attributable to a noncontrolling interest.

10.    SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of June 30, 2011 and December 31, 2010:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of
				June 30, 2011	December 31, 2010
Lazard Group 7.125% Senior Notes	$550,000	5/15/15	7.125%	$528,500	$528,500
Lazard Group 6.85% Senior Notes	600,000	6/15/17	6.85%	548,350	548,350
Lazard Group Credit Facility (a)	150,000	4/29/13	1.88%	–	–

Total				$1,076,850	$1,076,850

(a)	On April 29, 2010, Lazard Group entered into a $150,000, three-year senior revolving credit facility with a group of lenders (the “Credit Facility”). The Credit Facility, as amended, replaced the prior revolving credit facility, which was terminated as a condition to effectiveness of the Credit Facility. Interest rates under the Credit Facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of June 30, 2011, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 1.88%. As of June 30, 2011 and December 31, 2010, no amounts were outstanding under the Credit Facility.

Subordinated Debt—Subordinated debt at June 30, 2011 and December 31, 2010 represents a note amounting to $150,000 at each date. The note had a maturity date of September 30, 2016 and had a fixed interest rate of 3.25% per annum. Until June 30, 2011 the note had a conversion feature which permitted the holder to convert the note into a maximum of 2,631,570 shares of Class A common stock at an effective conversion price of $57 per share. No conversions had occurred through that date and the note was no longer convertible. On July 22, 2011, the Company repurchased its outstanding 3.25% subordinated note, at a cost, excluding accrued interest, of $131,829. Such repurchase resulted in a pre-tax gain of $18,171, which is being recognized by the Company in the third quarter of 2011.

The Credit Facility contains customary terms and conditions, including certain financial covenants. In addition, the Credit Facility, the indenture and supplemental indentures relating to Lazard Group’s senior notes, contain certain covenants (none of which relate to financial condition), events of default and other customary

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

provisions, including a customary make-whole provision in the event of early redemption where applicable. As of June 30, 2011, the Company was in compliance with all of these provisions. All of the Company’s senior and subordinated debt obligations are unsecured.

As of June 30, 2011, the Company had approximately $285,000 in unused lines of credit available to it, including the Credit Facility, and unused lines of credit available to LFB of approximately $107,000 (at June 30, 2011 exchange rates) and Edgewater of $20,000. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

The Company’s senior and subordinated debt are recorded at historical amounts. At June 30, 2011 and December 31, 2010, the fair value of the Company’s senior and subordinated debt was approximately $1,338,000 and $1,271,000, respectively, and exceeded the aggregate carrying value by approximately $111,000 and $44,000, respectively. The fair value of the Company’s senior and subordinated debt was estimated using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements or based on market quotations, where available.

11.    COMMITMENTS AND CONTINGENCIES

Leases—Lazard has various leases and other contractual commitments arising in the ordinary course of business. At June 30, 2011, minimum rental commitments under non-cancelable operating leases, net of sublease income, are approximately as follows:

Year Ending December 31,
2011 (July 1 through December 31)	$36,267
2012	54,468
2013	57,671
2014	66,289
2015	62,559
Thereafter	808,662

Total minimum lease payments	1,085,916

Sublease proceeds	185,784

Net lease payments	$900,132

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At June 30, 2011, LFB had $4,671 of such indemnifications and held $3,144 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the consolidated statement of financial condition.

Private Equity Funding Commitments—At June 30, 2011, the principal unfunded commitment by the Company for capital contributions to private equity investment funds related to CP II, and is an amount not to exceed $3,022 for potential “follow-on investments” and/or for CP II expenses through the earlier of February 25, 2017 or the liquidation of the fund.

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. Such commitments at June 30, 2011 aggregated $27,103. These

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

commitments have varying expiration dates and are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level. These commitments may not represent future cash requirements as they may expire without being drawn upon.

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

Legal—The Company is involved from time to time in a number of judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses, including proceedings initiated by former employees alleging wrongful termination. The Company reviews such matters on a case-by-case basis and establishes any required accrual if a loss is probable and the amount of such loss can be reasonably estimated. The Company does experience significant variation in its revenue and earnings on a quarterly basis. Accordingly, the results of any pending matter or matters could be significant when compared to the Company’s earnings in any particular fiscal quarter. The Company believes, however, based on currently available information, that the results of any pending matters, in the aggregate, will not have a material effect on its business or financial condition.

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

Secondary Offerings—Pursuant to the applicable Prospectus Supplements, certain selling shareholders of Lazard Ltd (which include current and former managing directors of Lazard (and, from time to time, certain of our directors, executive officers or former executive officers) and their permitted transferees (collectively, the “Selling Shareholders”) who hold LAZ-MD Holdings exchangeable interests and/or Class A common stock), may offer to sell shares of Class A common stock pursuant to applicable underwriting and pricing agreements. During the three month period ended March 31, 2010 one such secondary offering occurred, which is described below (no secondary offerings occurred during the three month period ended June 30, 2010 or during the six month period ended June 30, 2011).

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

During the six month periods ended June 30, 2011 and 2010, Lazard Group distributed the following amounts to LAZ-MD Holdings and the subsidiaries of Lazard Ltd (none of which related to tax distributions):

	Six Months Ended June 30,
	2011	2010
LAZ-MD Holdings	$2,174	$7,103
Subsidiaries of Lazard Ltd	32,855	23,022

	$35,029	$30,125

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments, as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.

Exchange of Lazard Group Common Membership Interests—In addition to the simultaneous exchanges that occurred in connection with the March 2010 Secondary Offering, during the six month periods ended June 30, 2011 and 2010, Lazard Ltd issued 728,385 and 11,465,108 shares of Class A common stock, respectively, in connection with the exchange of a like number of Lazard Group common membership interests (received from members of LAZ-MD Holdings in exchange for a like number of LAZ-MD Holdings exchangeable interests).

See “Noncontrolling Interests” below for additional information regarding Lazard Ltd’s and LAZ-MD Holdings’ ownership interests in Lazard Group.

Share Repurchase Program—In January 2010, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, the repurchase of up to $200,000 in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2011. The Company’s prior share repurchase program expired on December 31, 2009. In February 2011, the Board of Directors of Lazard Ltd authorized the repurchase of up to an additional $250,000 in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2012. The Company expects that the share repurchase program, with respect to the Class A common stock, will continue to be used primarily to offset a portion of the shares that have been or will be issued under the 2005 Plan and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”). Pursuant to such authorizations, purchases have been made in the open market or through privately negotiated

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

transactions, and since the inception of the program in February 2006 through June 30, 2011, purchases by Lazard Group with respect to such program are set forth in the table below (including, in the six month period ended June 30, 2011, purchases of 3,156,416 Class A common shares, at an aggregate cost of $126,237, and the purchase of 19,032 Lazard Group common membership interests, at an aggregate cost of $794):

	Number of Shares/Common Membership Interests Purchased	Average Price Per Share/Common Membership Interest
Class A common stock	19,930,075	$33.92
Lazard Group common membership interests	1,400,089	$32.66

As a result of Lazard Group’s delivery of shares of Class A common stock during the four year and six month period ended June 30, 2011 relating to (i) the settlement of vested RSUs and deferred stock unit grants (“DSUs”), (ii) the incentive plan share awards of shares of restricted Class A common stock and (iii) the issuance of shares of restricted Class A common stock in exchange for RSUs, there were 4,339,875 and 6,847,508 shares of Class A common stock held by Lazard Group at June 30, 2011 and December 31, 2010, respectively. Such Class A common shares are reported, at cost, as “Class A common stock held by a subsidiary” on the accompanying condensed consolidated statements of financial condition.

As of June 30, 2011, $165,740 of the current $450,000 share repurchase authorization remained available under the share repurchase program. In addition, under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs, shares of Class A common stock may be withheld by the Company to cover estimated income taxes (see Note 13 of Notes to Condensed Consolidated Financial Statements).

Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A preferred stock and Series B preferred stock. The Series A and Series B preferred shares are each non-participating securities that are or were each convertible into Class A common stock, and have no voting or dividend rights. As of June 30, 2011 and December 31, 2010, 22,021 shares of Series A preferred stock were outstanding, and no shares of Series B preferred stock were outstanding at such dates.

At June 30, 2011 and December 31, 2010, 4,862 shares of the Series A preferred shares outstanding were convertible into shares of Class A common stock. The remaining 17,159 shares of Series A preferred stock outstanding at June 30, 2011 and December 31, 2010 may become convertible into shares of Class A common stock upon completion or satisfaction of specified obligations in the applicable acquisition agreement (see Note 8 of Notes to Condensed Consolidated Financial Statements). The initial conversion rate, at the time of the acquisition, was 100 shares of Class A common stock to one share of Series A preferred stock, with the ultimate conversion rate dependent on certain variables, including the value of the Class A common stock, as defined, and the currency exchange rate on the date of conversion.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Accumulated Other Comprehensive Income (Loss), Net of Tax—The components of AOCI at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010

Currency translation adjustments	$45,367	$13,193
Interest rate hedge	(4,084)	(4,611)
Employee benefit plans	(59,111)	(56,595)

Total AOCI	(17,828)	(48,013)
Less amount attributable to noncontrolling interests	(1)	(1,855)

Total Lazard Ltd AOCI	$(17,827)	$(46,158)

Noncontrolling Interests—Noncontrolling interests principally represent interests held in (i) Lazard Group by LAZ-MD Holdings, (ii) Edgewater’s management vehicles that the Company is deemed to control, but does not own, and (iii) various LAM-related GP interests which are deemed to be controlled by the Company.

As of June 30, 2011 and December 31, 2010, LAZ-MD Holdings held approximately 5.4% and 6.0%, respectively, of the outstanding Lazard Group common membership interests. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Class A common stock.

The following tables summarize the changes in ownership interests in Lazard Group held by Lazard Ltd and LAZ-MD Holdings during the six month periods ended June 30, 2011 and 2010:

	Lazard Ltd		LAZ-MD Holdings		Total Lazard Group Common Membership Interests
	Common Membership Interests	% Ownership	Common Membership Interests	% Ownership
Balance, January 1, 2010	92,165,912	74.5%	31,520,426	25.5%	123,686,338
Activity January 1, 2010 to June 30, 2010:
Common membership interest activity in connection with:
Equity compensation	3,000,000		–		3,000,000
March 2010 Secondary Offering	6,180,639		(6,180,639)		–
Exchanges for Class A common stock	11,465,108		(11,465,108)		–

Balance, June 30, 2010	112,811,659	89.0%	13,874,679	11.0%	126,686,338

Balance, January 1, 2011	119,697,936	94.0%	7,652,625	6.0%	127,350,561
Activity January 1, 2011 to June 30, 2011:
Common membership interest activity in connection with:
Exchanges for Class A common stock	728,385		(728,385)		–
Repurchase of common membership interests from LAZ-MD Holdings	–		(19,032)		(19,032)

Balance, June 30, 2011	120,426,321	94.6%	6,905,208	5.4%	127,331,529

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The change in Lazard Ltd’s ownership in Lazard Group in the six month periods ended June 30, 2011 and 2010 did not materially impact Lazard Ltd’s stockholders’ equity.

The tables below summarize net income (loss) attributable to noncontrolling interests for the three month and six month periods ended June 30, 2011 and 2010 and noncontrolling interests as of June 30, 2011 and December 31, 2010 in the Company’s condensed consolidated financial statements:

	Net Income (Loss) Attributable To Noncontrolling Interests
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
LAZ-MD Holdings	$4,012	$8,476	$7,746	$(1,243)
Edgewater	5,882	1,270	6,905	3,877
LAM GPs	(159)	(598)	13	(728)
Other	(173)	(192)	(126)	(310)

Total	$9,562	$8,956	$14,538	$1,596

	Noncontrolling Interests As Of
	June 30, 2011	December 31, 2010
LAZ-MD Holdings	$23,803	$22,167
Edgewater	115,808	111,289
LAM GPs	5,735	8,219
Other	1,930	2,044

Total	$147,276	$143,719

Dividend Declared, July 2011—On July 27, 2011, the Board of Directors of Lazard Ltd declared a quarterly dividend of $0.16 per share on its Class A common stock, payable on August 26, 2011, to stockholders of record on August 8, 2011.

13.    INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2005 Plan and 2008 Plan, and activity with respect thereto during the six month periods ended June 30, 2011 and 2010, is presented below.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Compensation and benefits (*)	$57,552	$50,530	$142,410	$154,343
Restructuring	-	-	-	46,880

Total	$57,552	$50,530	$142,410	$201,223

(*)	Includes, during the six month period ended June 30, 2010, $24,860 relating to the January 2010 amendment of the Company’s retirement policy (described below).

RSUs issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the six month periods ended June 30, 2011 and 2010, issuances of RSUs pertaining to such dividend participation rights and respective charges to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”), consisted of the following:

	Six Months Ended June 30
	2011	2010
Issuance of RSUs	140,613	163,146
Charges to retained earnings, net of estimated forfeitures	$5,337	$4,732

In January 2010, the Company amended its retirement policy with respect to RSU awards. Such amendment served to modify the retirement eligibility vesting requirements of existing and future RSU awards, and, as noted above, Lazard accelerated the recognition of compensation expense for the affected RSU awards. Accordingly, the Company recorded a non-cash charge to “compensation and benefits” expense of $24,860 in the three month period ended March 31, 2010 relating to prior years’ awards.

Non-Executive members of the Board of Directors receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 26,859 and

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

31,588 DSUs granted during the six month periods ended June 30, 2011 and 2010, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into Class A common stock at the time of cessation of service to the Board. The DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock, and resulted in nominal cash payments for the six month periods ended June 30, 2011 and 2010.

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the 2005 Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. During the six month periods ended June 30, 2011 and 2010, 2,942 and 4,120 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, which, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan, totaled $1,068 and $1,124 during the three month and six month periods ended June 30, 2011, respectively, and $1,039 and $1,115 during the three month and six month periods ended June 30, 2010, respectively.

The following is a summary of activity relating to RSUs and DSUs during the six month periods ended June 30, 2011 and 2010:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Balance, January 1, 2011	22,108,635	$35.67	121,737	$34.46
Granted (including 140,613 RSUs relating to dividend participation)	6,309,310	$44.93	29,801	$37.72
Forfeited	(223,365)	$37.90	–	–
Vested/Converted	(7,616,386)	$39.21	(16,120)	$34.76

Balance, June 30, 2011	20,578,194	$37.18	135,418	$35.14

Balance, January 1, 2010	23,367,813	$37.01	103,146	$35.75
Granted (including 163,146 RSUs relating to dividend participation)	6,853,747	$35.98	35,708	$31.25
Forfeited	(315,002)	$34.57	–	–
Vested/Converted	(6,952,061)	$39.88	(20,435)	$35.38

Balance, June 30, 2010	22,954,497	$35.88	118,419	$34.46

During the six month periods ended June 30, 2011 and 2010, 7,616,386 RSUs and 6,952,061 RSUs vested, respectively. In connection with such vested RSUs, the Company satisfied certain employees’ tax obligations in lieu of issuing 2,226,829 and 1,288,331 shares of Class A common stock in the respective periods. Accordingly, 5,389,557 and 5,663,730 shares of Class A common stock held by Lazard Group were delivered during the six month periods ended June 30, 2011 and 2010, respectively.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

As of June 30, 2011, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $348,000, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.8 years subsequent to June 30, 2011. The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock during the six month periods ended June 30, 2011 and 2010:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2011	95,332	$37.63
Granted (a)	327,238	$43.70
Vested (a)	(327,238)	$43.70

Balance, June 30, 2011	95,332	$37.63

Balance, January 1, 2010	–	–
Granted	54,437	$38.78
Vested	–	–

Balance, June 30, 2010	54,437	$38.78

(a)	Includes 143,816 restricted shares pertaining to an award that was accounted for as a liability award through its vesting date.

During the six month period ended June 30, 2011, 327,238 shares of restricted Class A common stock vested. In connection with such vested shares of restricted Class A common stock, the Company satisfied certain employees’ tax obligations in lieu of delivering 68,866 shares of Class A common stock by Lazard Group. Accordingly, 258,372 shares of Class A common stock held by Lazard Group were delivered during the six month period ended June 30, 2011.

Expense relating to restricted stock awards is charged to “compensation and benefits” expense within the Company’s condensed consolidated statements of operations, and amounted to $356 and $8,999 for the three month and six month periods ended June 30, 2011, respectively, and $160 for the three month and six month periods ended June 30, 2010. The awards include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At June 30, 2011, unrecognized restricted stock expense was approximately $1,600, with such expense to be recognized over a weighted average period of approximately 1.2 years subsequent to June 30, 2011.

For purposes of calculating diluted net income per share, such awards are included in the diluted weighted average shares of Class A common stock outstanding using the “treasury stock” method.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Other Incentive Awards

As described above, in February 2011, the Company granted to eligible employees Lazard Fund Interests, which had an aggregate fair value on the date of grant of approximately $26,000, with such aggregate fair values excluding potential forfeitures. At June 30, 2011, the aggregate fair value of such liability amounted to $25,102.

The Lazard Fund Interests granted provide for one-third vesting on March 1, 2013 and two-thirds vesting on March 3, 2014. Compensation expense with respect to the Lazard Fund Interests amounted to $2,413 and $5,054 for the three month and six month periods ended June 30, 2011, respectively, and is being recognized over the applicable vesting periods or requisite service periods, the ultimate amount of which will vary based on the then vested value of the underlying Lazard Fund Interests, with such compensation expense to be recognized over a weighted average period of approximately 2.3 years subsequent to June 30, 2011.

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

In addition, on June 30, 2009 the Company and Trustees concluded the December 31, 2007 triennial valuation of the U.K. pension plans discussed above, pursuant to which: (i) the Company agreed to contribute, in addition to amounts to cover administrative expenses under the plans, 2.3 million British pounds ($3,683 at June 30, 2011 exchange rates), during each year from 2011 to 2018 inclusive, subject to adjustment resulting from the December 31, 2010 triennial valuation, which the Company expects to have concluded prior to the contribution payment scheduled for 2011, and (ii) to secure the Company’s obligations thereunder, on July 15, 2009 the Company placed in escrow 12.5 million British pounds, with a final redemption date of December 31, 2018. This amount is subject to adjustment based on the results of the December 31, 2010 triennial valuation and subsequent triennial valuations. The aggregate escrow balance has been recorded in “cash deposited with clearing organizations and other segregated cash” and “investments”, respectively, on the accompanying condensed consolidated statements of financial condition. Income on the escrow balance accretes to the Company and is recorded in interest income.

During the six month period ended June 30, 2011, no contribution to these U.K. pension plans was required, and no contributions were required to be made to other pension plans.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables summarize the components of total benefit cost (credit) for the three month and six month periods ended June 30, 2011 and 2010:

	Pension Plans		Post-Retirement Medical Plans
	Three Months Ended June 30,
	2011	2010	2011	2010
Components of Net Periodic Benefit Cost (Credit):
Service cost	$169	$(88)	$19	$22
Interest cost	7,092	6,702	69	73
Expected return on plan assets	(7,644)	(7,056)	-	-
Amortization of:
Prior service cost (credit)	762	725	-	(435)
Net actuarial loss	66	198	-	-

Net periodic benefit cost (credit)	$445	$481	$88	$(340)

	Pension Plans		Post-Retirement Medical Plans
	Six Months Ended June 30,
	2011	2010	2011	2010
Components of Net Periodic Benefit Cost (Credit):
Service cost	$332	$260	$34	$40
Interest cost	14,159	13,787	139	146
Expected return on plan assets	(15,266)	(14,429)	-	-
Amortization of:
Prior service cost (credit)	1,502	1,476	-	(691)
Net actuarial loss	129	399	-	-

Net periodic benefit cost (credit)	$856	$1,493	$173	$(505)

15.    RESTRUCTURING PLANS

In the three month period ended March 31, 2010, the Company announced a restructuring plan which included certain staff reductions and realignments of personnel (the “2010 Restructuring Plan”). In connection with the 2010 Restructuring Plan, the Company recorded a charge in the first quarter of 2010 of $87,108, inclusive of $46,880 relating to the acceleration of RSUs (in aggregate, the “2010 Restructuring Charge”).

The 2010 Restructuring Charge primarily consisted of compensation-related expenses, including the acceleration of unrecognized expenses pertaining to RSUs previously granted to individuals who were terminated pursuant to the restructuring, severance and benefit payments and other costs. As of June 30, 2011 and December 31, 2010, the remaining liability associated with the 2010 Restructuring Plan was $13,145 and $21,381, respectively. In the first quarter of 2009 the Company also announced a restructuring plan (the “2009 Restructuring Plan”). As of June 30, 2011 and December 31, 2010, the remaining liability associated with the 2009 Restructuring Plan was $5,128 and $5,427, respectively. During the six month period ended June 30, 2011, other than cash payments of $8,236 and $299 for the 2010 Restructuring Plan and the 2009 Restructuring Plan, respectively, there were no adjustments to the amounts relating to the 2010 and 2009 Restructuring Plans. Liabilities relating to the 2010 and 2009 Restructuring Plans are reported within “accrued compensation and benefits” and “other liabilities” on the accompanying condensed consolidated statements of financial condition.

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

The Company recorded income tax provisions of $17,636 and $31,099 for the three month and six month periods ended June 30, 2011, respectively, and $13,523 and $19,936 for the three month and six month periods ended June 30, 2010, respectively, representing effective tax rates of 19.8%, 19.1%, 20.2% and 61.2%, respectively. The difference between the U.S. federal statutory rate of 35.0% and the effective tax rates described above principally relates to (i) Lazard Group primarily operating as a limited liability company in the U.S., (ii) foreign source income (loss) not subject to U.S. income taxes, (iii) Lazard Group’s income from U.S. operations attributable to noncontrolling interests, (iv) valuation allowance changes affecting the provision for income taxes and (v) U.S. state and local taxes (primarily UBT), which are incremental to the U.S. federal statutory tax rate.

Substantially all of Lazard’s foreign operations are conducted in “pass-through” entities for U.S. income tax purposes and the Company provides for U.S. income taxes on a current basis for substantially all of those earnings. The repatriation of prior earnings attributable to “non-pass-through” entities would not result in the recognition of a material amount of additional U.S. income taxes.

Tax Receivable Agreement

The redemption of historical partner interests in connection with the Company’s separation and recapitalization that occurred in May 2005 and subsequent exchanges of LAZ-MD Holdings exchangeable interests for shares of Class A common stock have resulted, and future exchanges of LAZ-MD Holdings exchangeable interests for shares of Class A common stock may result, in increases in the tax basis of the tangible and/or intangible assets of Lazard Group. The tax receivable agreement dated as of May 10, 2005 with LFCM Holdings requires the Company to pay LFCM Holdings 85% of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of the above-mentioned increases in tax basis. The Company calculates this provision annually and includes such amounts in operating expenses on its consolidated statements of operations once the results of operations for the full year are known. As a result, there is no provision for such payments in the six month periods ended June 30, 2011 and 2010. If any provision is required pursuant to the tax receivable agreement, such amount would be fully offset by a reduction in the Company’s income tax expense.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

17.    NET INCOME PER SHARE OF CLASS A COMMON STOCK

The Company’s basic and diluted net income per share calculations for the three month and six month periods ended June 30, 2011 and 2010 are computed as described below.

Basic Net Income Per Share

Numerator—utilizes net income attributable to Lazard Ltd for the respective periods, plus applicable adjustments to such net income associated with the inclusion of shares of Class A common stock issuable on a non-contingent basis.

Denominator—utilizes the weighted average number of shares of Class A common stock outstanding for the respective periods, plus applicable adjustments to such shares associated with shares of Class A common stock issuable on a non-contingent basis.

Diluted Net Income Per Share

Numerator—utilizes net income attributable to Lazard Ltd for the respective periods as in the basic net income per share calculation described above, plus, to the extent applicable and dilutive, (i) interest expense on convertible debt, (ii) changes in net income attributable to noncontrolling interests resulting from assumed Class A common stock issuances in connection with share-based incentive compensation, convertible debt and convertible preferred stock and, on an “as-if-exchanged” basis, amounts applicable to LAZ-MD Holdings exchangeable interests and (iii) income tax related to (i) and (ii) above.

Denominator—utilizes the weighted average number of shares of Class A common stock outstanding for the respective periods as in the basic net income per share calculation described above, plus, to the extent dilutive, the incremental number of shares of Class A common stock to settle share-based incentive compensation, convertible debt, convertible preferred stock and LAZ-MD Holdings exchangeable interests, using the “treasury stock” method, the “if converted” method or the “as-if-exchanged” basis, as applicable.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The calculations of the Company’s basic and diluted net income per share and weighted average shares outstanding for the three month and six month periods ended June 30, 2011 and 2010 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to Lazard Ltd	$62,004	$44,572	$117,011	$11,038
Add (deduct) - adjustment associated with Class A common stock issuable on a non-contingent basis	103	192	199	(20)

Net income attributable to Lazard Ltd - basic	62,107	44,764	117,210	11,018
Add (deduct) - dilutive effect, as applicable, of:
Adjustments to income relating to interest expense and changes in net income attributable to noncontrolling interests resulting from assumed Class A common stock issuances in connection with share-based incentive compensation, convertible debt, convertible preferred stock and exchangeable interests, net of tax	4,649	9,258	9,074	(212)

Net income attributable to Lazard Ltd - diluted	$66,756	$54,022	$126,284	$10,806

Weighted average number of shares of Class A common stock outstanding	115,326,051	100,608,379	113,503,750	93,717,395
Add - adjustment for shares of Class A common stock issuable on a non-contingent basis	3,781,335	2,918,635	3,717,320	2,914,181

Weighted average number of shares of Class A common stock outstanding - basic	119,107,386	103,527,014	117,221,070	96,631,576
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of Class A common stock issuable from share-based incentive compensation, convertible debt, convertible preferred stock and exchangeable interests	20,240,547	36,417,296	21,748,193	12,364,261

Weighted average number of shares of Class A common stock outstanding - diluted	139,347,933	139,944,310	138,969,263	108,995,837

Net income attributable to Lazard Ltd per share of Class A common stock:
Basic	$0.52	$0.43	$1.00	$0.11

Diluted	$0.48	$0.39	$0.91	$0.10

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

18.    RELATED PARTIES

Amounts receivable from, and payable to, related parties as of June 30, 2011 and December 31, 2010 are set forth below:

	June 30, 2011	December 31, 2010
Receivables
LFCM Holdings	$12,764	$24,785
Other	738	89

Total	$13,502	$24,874

Payables
LFCM Holdings	$2,479	$2,819
Other	985	–

Total	$3,464	$2,819

LFCM Holdings

LFCM Holdings owns and operates the capital markets business and fund management activities, as well as other specified non-operating assets and liabilities, that were transferred to it by Lazard Group (referred to as the “separated businesses”) in May 2005 and is owned by various current and former working members, including certain of Lazard’s current and former managing directors (which also include the Company’s executive officers) who were also members of LAZ-MD Holdings. In addition to the master separation agreement, which effected the separation and recapitalization that occurred in May 2005, LFCM Holdings entered into certain agreements that addressed various business matters associated with the separation, including agreements related to administrative and support services (the “administrative services agreement”), employee benefits, insurance matters and licensing. In addition, LFCM Holdings and Lazard Group entered into a business alliance agreement. Certain of these agreements are described in more detail in the Company’s Form 10-K.

For the three month and six month periods ended June 30, 2011, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $578 and $1,192, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $6,200 and $13,147, respectively. For the three month and six month periods ended June 30, 2010, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $513 and $1,059, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $3,384 and $6,729, respectively. Amounts relating to the administrative services agreement are reported as reductions to operating expenses. Net referral fees for underwriting transactions under the business alliance agreement are reported in “revenue-other”. Net referral fees for private placement, M&A and restructuring transactions under the business alliance agreement are reported in advisory fee revenue.

Receivables from LFCM Holdings and its subsidiaries as of June 30, 2011 and December 31, 2010 primarily include $1,616 and $12,775, respectively, related to administrative and support services and reimbursement of expenses incurred on behalf of LFCM Holdings, and $10,397 and $11,413, respectively, related to referral fees for underwriting and private placement transactions. Payables to LFCM Holdings and its subsidiaries at June 30, 2011 and December 31, 2010 relate primarily to obligations pursuant to the tax receivable agreement of $2,361 (see Note 16 of Notes to Condensed Consolidated Financial Statements) and $118 and $458, respectively, principally relating to referral fees for Financial Advisory transactions.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

LAZ-MD Holdings

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the three month and six month periods ended June 30, 2011, such charges amounted to $187 and $375, respectively. For the three month and six month periods ended June 30, 2010, such charges amounted to $187 and $375, respectively.

19.    REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At June 30, 2011, LFNY’s regulatory net capital was $142,556, which exceeded the minimum requirement by $135,750.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”), are regulated by the Financial Services Authority. At June 30, 2011, the aggregate regulatory net capital of the U.K. Subsidiaries was $128,624, which exceeded the minimum requirement by $83,099.

CFLF, through which non-corporate finance advisory activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel for its banking activities conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), are subject to regulation and supervision by the Autorité des Marchés Financiers. At June 30, 2011, the consolidated regulatory net capital of CFLF was $196,350, which exceeded the minimum requirement set for regulatory capital levels by $90,589.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At June 30, 2011, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $80,680, which exceeded the minimum required capital by $55,686.

At June 30, 2011, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

Lazard Ltd has been subject to supervision by the SEC as a Supervised Investment Bank Holding Company (“SIBHC”). As a SIBHC, Lazard Ltd was subject to group-wide supervision, which required it to compute allowable capital and risk allowances on a consolidated basis. However, pursuant to Section 617 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the SEC’s SIBHC program was eliminated on July 21, 2011. Pursuant to relevant rules in Europe, Lazard Ltd is required to be supervised by another regulatory body, either in the U.S. or Europe. The Dodd-Frank Act allows certain securities holding companies seeking consolidated supervision, including Lazard Ltd, to elect to be supervised by the Board of Governors of the Federal Reserve. Lazard Ltd anticipates that the Board of Governors of the Federal Reserve will adopt regulations pursuant to Section 618 of the Dodd-Frank Act in the near future for companies

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

that seek to come under their consolidated supervision. Once we understand the final scope of such regulations, Lazard Ltd will determine whether it will elect to comply with such regulations and register to come under the consolidated supervision of the Federal Reserve. Until such regulations are adopted, however, we cannot determine the full impact of such regulations on us. The Dodd-Frank Act and the rules and regulations that may be adopted thereunder (including regulations that have not yet been proposed) could have other effects on us. We continue to monitor the process as such rules are proposed and adopted.

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

The Company’s segment information for the three month and six month periods ended June 30, 2011 and 2010 is prepared using the following methodology:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
Financial Advisory
	Net Revenue	$249,191	$245,973	$478,036	$514,469
	Operating Expenses	214,217	213,900	427,783	451,700

	Operating Income (a)	$34,974	$32,073	$50,253	$62,769

Asset Management
	Net Revenue	$244,855	$189,414	$471,708	$377,167
	Operating Expenses	160,914	136,886	310,118	266,326

	Operating Income (a)	$83,941	$52,528	$161,590	$110,841

Corporate
	Net Revenue	$(16,754)	$(16,352)	$(34,429)	$(34,390)
	Operating Expenses	12,959	1,198	14,766	106,650

	Operating Loss (a)	$(29,713)	$(17,550)	$(49,195)	$(141,040)

Total
	Net Revenue	$477,292	$419,035	$915,315	$857,246
	Operating Expenses	388,090	351,984	752,667	824,676

	Operating Income (a)	$89,202	$67,051	$162,648	$32,570

	As Of
	June 30, 2011	December 31, 2010
Total Assets
Financial Advisory	$731,184	$799,090
Asset Management	689,118	687,323
Corporate	1,660,712	1,936,119

Total	$3,081,014	$3,422,532

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

(a)	Operating income (loss) for the six month period ended June 30, 2010 was significantly impacted by certain charges related to the three month period ended March 31, 2010. Such impact, including the amounts attributable to each of the Company’s business segments, is described in the table below:

Financial Advisory
Operating income, as reported above	$62,769
Special item:
Acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards	19,571

Operating income, excluding impact of special item	$82,340

Asset Management
Operating income, as reported above	$110,841
Special item:
Acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards	2,902

Operating income, excluding impact of special item	$113,743

Corporate
Operating loss, as reported above	$(141,040)
Special items:
Restructuring expense	87,108
Acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards	2,387

Operating loss, excluding impact of special items	$(51,545)

Consolidated
Operating income, as reported above	$32,570
Special items:
Restructuring expense	87,108
Acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards	24,860

Operating income, excluding impact of special items	$144,538

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Ltd’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”). All references to “2011”, “2010”, “second quarter”, “first half”, or “the period” refer to, as the context requires, the three month and six month periods ended June 30, 2011 and June 30, 2010.

Forward-Looking Statements and Certain Factors that May Affect Our Business

Management has included in Parts I and II of this Form 10-Q, including in its MD&A, statements that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in our Form 10-K under the caption “Risk Factors,” including the following:

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

LFB is a registered bank regulated by the Banque de France and its primary operations include asset and liability management for Lazard Group’s businesses in France through its money market desk and commercial banking operations, deposit taking and, to a lesser extent, financing activities and custodial oversight over assets of various clients. LFB engages in underwritten offerings of securities in France and may expand its scope to include placements elsewhere in Europe.

Lazard invests or may invest its own capital usually alongside capital of qualified institutional and individual investors in alternative investments or private equity investments and, since 2005, we have engaged in a number of alternative investments and private equity activities, including private equity investments in

Corporate Partners II Limited (“CP II”) and Lazard Senior Housing Partners LP (“Senior Housing”), consistent with our obligations to LFCM Holdings LLC (“LFCM Holdings”) and through The Edgewater Funds (“Edgewater”), our Chicago-based private equity firm (see Note 8 of Notes to Condensed Consolidated Financial Statements). We continue to explore and discuss opportunities to expand the scope of our alternative investment and private equity activities in Europe, the U.S. and elsewhere. These opportunities could include internal growth of new funds and direct investments by us, partnerships or strategic relationships, investments with third parties or acquisitions of existing funds or management companies. Also, consistent with our obligations to LFCM Holdings, we may explore discrete capital markets opportunities.

The Company’s consolidated net revenue was derived from the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Financial Advisory	52%	59%	52%	60%
Asset Management	51	45	52	44
Corporate	(3)	(4)	(4)	(4)

Total	100%	100%	100%	100%

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

Global market performance, capital-raising and M&A activity were mixed during the first half of 2011. Overall, global equity markets at June 30, 2011 were up modestly since December 31, 2010, despite volatility during both the first and second quarters of 2011. While the announced value of M&A activity increased in the second quarter of 2011 as compared to the corresponding period in 2010, M&A activity slowed as compared to the first quarter of 2011 due to economic uncertainty caused by concerns over the public-finance situation in Europe and continuing high U.S. unemployment. Restructuring activity continued at low levels due to the decline in the number of corporate defaults.

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

Financial Advisory

For the first half of 2011, the value of global completed and announced M&A transactions increased significantly, while the number of such transactions reflected no significant change as compared to the 2010 period, reflecting transactions with higher average values. During the second quarter of 2011 the value of completed and announced transactions increased as compared to the corresponding period in 2010, while the number of such transactions generally declined.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Incr / (Decr)	2011	2010	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
Global:
Value	$784	$609	29%	$1,483	$1,128	31%
Number	10,084	10,944	(8)%	20,860	21,311	(2)%
Trans-Atlantic:
Value	$91	$30	203%	$121	$99	22%
Number	378	392	(4)%	787	768	2%
Announced M&A Transactions:
Global:
Value	$774	$608	27%	$1,560	$1,240	26%
Number	10,649	11,024	(3)%	21,723	21,552	1%
Trans-Atlantic:
Value	$66	$52	27%	$135	$106	27%
Number	409	400	2%	833	765	9%

Source:	Dealogic as of July 8, 2011.

We continue to believe that we are relatively well positioned as our clients refinance, restructure and reposition their asset portfolios for growth.

Global restructuring activity during the 2011 six month period decreased from the corresponding prior year period due to the decelerating pace of corporate debt defaults. According to Moody’s Investors Service, Inc., in the twelve month period ended June 30, 2011 a total of 43 issuers defaulted, as compared to 121 in the twelve months ended June 30, 2010, which includes a total of 12 issuers in the six month period ended June 30, 2011, as compared to 27 in the corresponding 2010 period. We believe that the number and value of corporate defaults for the full year of 2011 will be significantly lower as compared to 2010, but due to our Restructuring assignments currently in progress, we expect that our Restructuring business will remain active, albeit at a lower level as compared to the prior year. Our Restructuring activities include advising companies on matters relating to debt restructurings, refinancings and other on- and off-balance sheet assignments. Our Restructuring assignments are generally executed over a six- to eighteen-month period.

Our Private Fund Advisory Group, which is part of our Financial Advisory segment and is conducted in the U.S. through Lazard Freres & Co. LLC (“LFNY”), an SEC-registered broker-dealer and municipal advisor and member of the Financial Industry Regulatory Authority (“FINRA”) and the Municipal Securities Rulemaking Board (the “MSRB”), acts as placement agent for investment funds, including investment funds that have historically received capital from certain public pension funds. In April 2009, governmental officials in New York announced a new policy banning the use of placement agents by funds seeking investment contributions from the New York State and New York City public pension funds. The use of placement agents has also been prohibited or otherwise restricted with respect to investments by public pension funds in Illinois, Ohio, California and New Mexico, and similar measures are being considered or have been implemented in other jurisdictions. On June 22, 2011, the SEC approved an amendment to its June 30, 2010 rule which, among other things, will place certain restrictions on the use of placement agents. As amended, the SEC rule will prohibit investment advisors from paying a third-party placement agent for soliciting investment advisory business from a U.S. governmental entity, unless the placement agent is (i) an SEC-registered investment advisor complying with the rule, (ii) an SEC-registered broker-dealer that is a member of FINRA and thus subject to FINRA’s forthcoming “pay-to-play” rule, or (iii) a “municipal advisor” that is registered with the SEC under Section 15B of the Securities Exchange Act of 1934, as amended, and subject to the “pay-to-play” rules that will be adopted by the MSRB. We are continuing to evaluate the potential impact of state, local and other restrictions on our Private Fund Advisory business.

Asset Management

As shown in the table below, major global market indices at June 30, 2011 were generally unchanged in most markets as compared to such indices at March 31, 2011 and increased modestly as compared to December 31, 2010, with more significant increases as compared to June 30, 2010.

	Percentage Change June 30, 2011 vs.
	March 31, 2011	December 31, 2010	June 30, 2010
MSCI World Index	0%	4%	28%
CAC 40	0%	5%	16%
DAX	5%	7%	24%
FTSE 100	1%	1%	21%
TOPIX 100	(3)%	(8)%	1%
MSCI Emerging Market	(2)%	0%	25%
Dow Jones Industrial Average	1%	7%	27%
NASDAQ	0%	5%	32%
S&P 500	0%	5%	28%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM. Accordingly, since market movements and foreign currency volatility impact the level of our AUM, such items will impact the level of revenues we receive from our Asset Management business. A substantial portion of our AUM is invested in equities, and market movements reflected in the changes in Lazard’s AUM during the period generally corresponded to the changes in global market indices. Our AUM at June 30, 2011 increased 4% versus AUM at December 31, 2010, with our average AUM during the first half of 2011 increasing 23%, as compared to our average AUM for the corresponding period of 2010, the latter primarily reflecting significant market appreciation as well as net inflows in the six month period ended December 31, 2010. The higher level of AUM contributed to significantly higher management fee revenues in the 2011 periods.

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

Corporate segment net revenue consists primarily of interest income and interest expense, including amounts earned at LFB, investment gains and losses on the Company’s “seed investments” in LAM equity funds and principal investments in equities and alternative investment funds, investments at LFB, and “equity method” investments. Corporate net revenue can fluctuate due to changes in the fair value of investments classified as “trading”, and with respect to “available-for-sale” investments, when realized, or, with respect to “available-for-sale” and “held-to-maturity” investments, when a decline is determined to be other than temporary, as well as due to changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness. As of December 31, 2010, the Company no longer held “available-for-sale” or “held-to-maturity” investments.

Although Corporate segment net revenue during the first half of 2011 represented (4)% of Lazard’s net revenue, total assets in Corporate represented 54% of Lazard’s consolidated total assets as of June 30, 2011, which is attributable to assets associated with LFB, investments in government bonds, fixed income funds, LAM-managed funds and other securities, private equity investments and cash.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for employees and managing directors. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of (a) share-based incentive compensation under the Lazard Ltd 2005 Equity Incentive Plan (“2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”) and (b) Lazard Fund Interests, with such aggregate amortization generally determined on a straight-line basis over the applicable vesting periods, and not on the basis of revenue recognition (see Note 13 of Notes to Condensed Consolidated Financial Statements) and (iii) a provision for discretionary bonuses and profit pools. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our operating and financial performance, staffing levels, competitive pay conditions, the nature of revenues earned, as well as the mix between current and deferred compensation. As reflected in the tables below, our compensation expense-to-operating revenue ratios for the second quarters of 2011 and 2010 were 58.1% and 59.8%, respectively, and for the six month periods of 2011 and 2010 were 58.5% and 60.0%, respectively (with such ratio for the six month period of 2010 excluding the compensation charge of approximately $25 million in connection with the accelerated vesting of share-based incentive awards related to the Company’s change in retirement policy).

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

Provision for Income Taxes

Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income pertaining to the limited liability company is not subject to U.S. federal income taxes because taxes associated with such income represent obligations of the individual partners. Outside the U.S., Lazard Group operates principally through corporations and is subject to local income taxes. Income taxes shown on Lazard’s consolidated statements of operations are principally related to non-U.S. entities and to New York City Unincorporated Business Tax (“UBT”) attributable to Lazard’s operations apportioned to New York City. The Company’s provision for income taxes also includes a U.S. income tax provision attributable to Lazard Ltd’s ownership interest in Lazard Group’s operating income.

Noncontrolling Interests

Noncontrolling interests primarily relate to the charge attributable to LAZ-MD Holdings’ ownership interest in the net income attributable to Lazard Group, amounts related to Edgewater and various LAM-related general partnership interests (“GPs”) in limited partnerships held directly by certain of our LAM managing directors. See Note 12 of Notes to Condensed Consolidated Financial Statements for information regarding the Company’s noncontrolling interests.

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

During the first quarter of 2010, the Company reported certain charges (the “2010 special items”) that adversely impacted operating results for that period. The impact of such special items on the Company’s condensed consolidated statements of operations for the first half of 2010 is described in more detail in the table below. There were no special items recorded in the 2011 periods.

	Six Months Ended June 30, 2010
	Restructuring (a)	RSU Amortization Amendment (b)	Total
	($ in thousands)
Compensation		$24,860	$24,860
Restructuring	$87,108		87,108

Operating Loss	(87,108)	(24,860)	(111,968)
Income Tax Benefit	5,680	1,363	7,043
Noncontrolling Interest Benefit	18,400	5,988	24,388

Net Loss Attributable to Lazard Ltd	$(63,028)	$(17,509)	$(80,537)

(a)	Restructuring plan announced in the first quarter of 2010.
(b)	Accelerated amortization expense recognized in connection with the vesting of share-based incentive awards related to the amendment of the Company’s retirement policy.

A discussion of the Company’s consolidated results of operations for the 2011 and 2010 periods is set forth below, followed by a more detailed discussion of business segment results. For comparability purposes in the discussion that follows, the results for the six month period of 2010 are shown in the table below, on both an “as reported” U.S. GAAP and “excluding special items” non-U.S. GAAP basis that management believes provides the most meaningful comparison between historical, present and future periods. There were no special items in the 2011 periods.

	Three Months Ended June 30,
	2011	2010
	($ in thousands)

Net Revenue	$477,292	$419,035

Operating Expenses:
Compensation and benefits	286,480	263,021
Non-compensation expense	99,904	87,194
Amortization of intangible assets related to acquisitions	1,706	1,769

Total operating expenses	388,090	351,984

Operating Income	89,202	67,051
Provision for income taxes	17,636	13,523

Net Income	71,566	53,528
Less – Net Income Attributable to Noncontrolling Interests	9,562	8,956

Net Income Attributable to Lazard Ltd	$62,004	$44,572

Operating Income, As A % Of Net Revenue	19%	16%

	Six Months Ended June 30,
	2011	2010
	U.S. GAAP As Reported	U.S. GAAP As Reported	Impact of Special Items (a)	Non-U.S. GAAP Excluding Special Items
	($ in thousands)

Net Revenue	$915,315	$857,246		$857,246

Operating Expenses:
Compensation and benefits	556,479	563,398	$24,860	538,538
Non-compensation	193,008	170,631		170,631
Amortization of intangible assets related to acquisitions	3,180	3,539		3,539
Restructuring	-	87,108	87,108	-

Total operating expenses	752,667	824,676		712,708

Operating Income	162,648	32,570		144,538
Provision (benefit) for income taxes	31,099	19,936	(7,043)	26,979

Net Income	131,549	12,634		117,559
Less – Net Income (Loss) Attributable to Noncontrolling Interests	14,538	1,596	(24,388)	25,984

Net Income Attributable to Lazard Ltd	$117,011	$11,038		$91,575

Operating Income, As A % Of Net Revenue	18%	4%		17%

(a)	Represents charges related to the previously described special items. See Notes 13, 15 and 20 of Notes to Condensed Consolidated Financial Statements.

The tables below describe the components of operating revenue, compensation and benefits expense and non-compensation expense, and related key ratios, non-U.S. GAAP measures used by the Company to manage total compensation and benefits expense and non-compensation expense. Management believes such non-GAAP measures provide the most meaningful basis for comparison between present, historical and future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands)
Operating revenue
Total revenue	$500,605	$443,153	$961,946	$906,961
Add (deduct):
LFB interest expense (a)	(970)	(1,987)	(2,034)	(4,546)
Revenue related to noncontrolling interests (b)	(7,862)	(2,798)	(11,288)	(7,137)

Operating revenue	$491,773	$438,368	$948,624	$895,278

(a)	The interest expense incurred by LFB is reported as a charge in determining operating revenue because LFB is a commercial bank and we consider its interest expense to be a cost directly related to the revenues of its business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount.

	Three Months Ended June 31,		Six Months Ended June 31,
	2011	2010	2011	2010
	($ in thousands)
Compensation and benefits expense
Total compensation and benefits expense	$286,480	$263,021	$556,479	$563,398
Deduct:
2010 special item	–	–	–	(24,860)
Amount related to noncontrolling interests (a)	(835)	(832)	(1,913)	(1,700)

Adjusted compensation and benefits expense	$285,645	$262,189	$554,566	$536,838

Adjusted compensation and benefits expense as a % of Operating Revenue	58.1%	59.8%	58.5%	60.0%

	Three Months Ended June 31,		Six Months Ended June 31,
	2011	2010	2011	2010
	($ in thousands)
Non-compensation expense
Total non-compensation expense	$99,904	$87,194	$193,008	$170,631
Deduct:
Amount related to noncontrolling interests (a)	(324)	(195)	(658)	(397)

Adjusted non-compensation expense	$99,580	$86,999	$192,350	$170,234

Adjusted non-compensation expense as a % of Operating Revenue	20.2%	19.8%	20.3%	19.0%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.

Certain additional key ratios, statistics and headcount information for the 2011 and 2010 periods are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
As a % of Net Revenue, by Revenue Category:
Investment banking and other advisory fees	51%	59%	51%	60%
Money management fees	48	43	49	42
Interest income	1	1	1	1
Other	5	3	5	3
Interest expense	(5)	(6)	(6)	(6)

Net Revenue	100%	100%	100%	100%

	As Of
	June 30, 2011	December 31, 2010	June 30, 2010
Headcount:
Managing Directors:
Financial Advisory	138	129	131
Asset Management	68	64	63
Corporate	10	9	8
Other Employees:
Business segment professionals	1,024	999	984
All other professionals and support staff	1,146	1,131	1,106

Total	2,386	2,332	2,292

Operating Results

The Company’s quarterly revenue and profits can fluctuate materially depending on the number, size and timing of completed transactions on which it advised, as well as seasonality and other factors. Accordingly, the revenue and profits in any particular quarter may not be indicative of future results. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods. As reflected in the table of consolidated results of operations above, charges related to the 2010 special items had a significant impact on the Company’s reported operating results for the six month period of 2010. Lazard management believes that comparisons between periods are most meaningful after excluding the impact of such items.

Three Months Ended June 30, 2011 versus June 30, 2010

The Company reported net income attributable to Lazard Ltd of $62 million, as compared to net income of $45 million in the 2010 period. The changes in the Company’s operating results during these periods are described below.

Net revenue and operating revenue increased by $58 million, or 14%, and $53 million, or 12%, respectively, as compared to the 2010 period. Fees from investment banking and other advisory activities declined $2 million, or 1%, and were principally driven by a decline in Restructuring fee revenues, substantially offset by increases in M&A and Strategic Advisory and Capital Markets Advisory revenues. The decline in Restructuring revenue reflects a reduction in restructuring activity as the economy improved and the number of corporate debt defaults declined. Money management fees, including incentive fees, increased $50 million, or 28%, principally due to a $32 billion, or 25%, increase in average AUM for the 2011 period, which resulted from market appreciation and net inflows during the last twelve months, and a favorable change in the mix of AUM into higher margin equity products, partially offset by lower incentive fees earned on traditional long-only products in the 2011 period. Interest income decreased $1 million, or 21%, due primarily to a shift in asset allocation at LFB (with a corresponding decrease in interest expense). Other revenue increased $11 million, or 94%, primarily due to increases in underwriting fees, foreign exchange remeasurement and higher commission revenue. Interest expense decreased $1 million, or 3%.

Compensation and benefits expense was $286 million as compared to $263 million in the 2010 period, an increase of $23 million, or 9%, with the rate of increase being consistent with the Company’s goal to grow compensation expense at a slower rate than revenues.

Non-compensation expense increased $13 million, or 15%. The increase in non-compensation expense was primarily due to increases related to technology and business development expenses, and the adverse impact of the weakening of the U.S. dollar versus foreign currencies, as well as fund administration expenses related to the growth in AUM.

Amortization of intangible assets remained substantially unchanged as compared to the 2010 period.

Operating income was $89 million, an increase of $22 million, as compared to operating income of $67 million in the 2010 period and, as a percentage of net revenue, was 19% as compared to 16% in the 2010 period.

The provision for income taxes was $18 million, an increase of $4 million as compared to the 2010 period.

Net income attributable to noncontrolling interests increased $1 million as compared to the 2010 period, with increases in the noncontrolling interest relating to Edgewater in the 2011 period, substantially offset by a reduction in LAZ-MD’s noncontrolling interest as a result of its reduced ownership interest in Lazard Group in the period.

Six Months Ended June 30, 2011 versus June 30, 2010

The Company reported net income attributable to Lazard Ltd of $117 million, as compared to net income of $11 million in the 2010 period. The Company’s results in the 2010 period were adversely affected by the 2010 special items, which served to decrease the net income attributable to Lazard Ltd by $81 million. Excluding the after-tax impact of the 2010 special items, net income attributable to Lazard Ltd in the 2011 period increased $25 million, or 28%, as compared to the 2010 period. The changes in the Company’s operating results during these periods are described below.

Net revenue and operating revenue increased $58 million, or 7%, and $53 million, or 6%, respectively, as compared to the 2010 period. Fees from investment banking and other advisory activities declined $51 million, or 10%, and were principally driven by a decline in Restructuring fee revenues, partially offset by increases in M&A and Strategic Advisory and Capital Markets Advisory revenues. The decline in Restructuring revenue reflects a reduction in restructuring activity as the economy improved and the number of corporate debt defaults declined. Money management fees, including incentive fees, increased $88 million, or 24%, principally due to a $30 billion, or 23%, increase in average AUM for the 2011 period, which resulted from market appreciation and net inflows during the last twelve months, and a favorable change in the mix of AUM into higher margin equity products, partially offset by lower incentive fees earned on traditional long-only products in the 2011 period. Interest income decreased $3 million, or 26%, due primarily to a shift in asset allocation at LFB (with a corresponding decrease in interest expense). Other revenue increased $21 million, or 89%, and included an $8 million increase in underwriting fees, a $6 million increase in foreign exchange gains (as compared to losses in the 2010 period), a $3 million increase in investment income and higher commission revenue. Interest expense decreased $3 million, or 6%.

Compensation and benefits expense was $556 million as compared to $563 million in the 2010 period. When excluding the 2010 special item of $25 million related to the accelerated amortization expense recognized in connection with the vesting of share-based incentive awards related to the amendment of the Company’s retirement policy, compensation and benefits expense increased $18 million, or 3%, with the rate of increase being consistent with the Company’s goal to grow compensation expense at a slower rate than revenues.

Non-compensation expense increased $22 million, or 13%. The increase in non-compensation expense was primarily due to increases related to technology and business development expenses, and the adverse impact of the weakening of the U.S. dollar versus foreign currencies, as well as fund administration expenses related to the growth in AUM.

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

Operating income was $163 million, an increase of $130 million, as compared to operating income of $33 million in the 2010 period (with such latter amount including the impact of the 2010 special items) and, as a percentage of net revenue, was 18% as compared to 4% in the 2010 period. Excluding the impact of the 2010 special items, operating income in the 2011 period increased $18 million, or 13%, as compared to operating income of $145 million in the 2010 period, and, as a percentage of net revenue, was 18%, as compared to 17% in the 2010 period.

The provision for income taxes was $31 million, an increase of $11 million as compared to the 2010 period. When excluding the tax benefit of $7 million related to the 2010 special items, the income tax provision in the 2011 period increased $4 million as compared to the 2010 period.

Net income attributable to noncontrolling interests increased $13 million as compared to the 2010 period. When excluding the impact of the 2010 special items of $24 million, net income attributable to noncontrolling interests decreased $11 million, with such decrease principally reflecting LAZ-MD Holdings’ reduced ownership interest in Lazard Group in the 2011 period, partially offset by an increase in the noncontrolling interest relating to Edgewater in the 2011 period.

Business Segments

The following is a discussion of net revenue and operating income for the Company’s business segments - Financial Advisory, Asset Management and Corporate. Each segment’s operating expenses include (i) compensation and benefits expenses that are incurred directly in support of the segment and (ii) other operating expenses, which include directly incurred expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourcing, and indirect support costs (including compensation and benefits expense and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistical drivers such as, among other items, headcount, square footage and transactional volume. As reflected in the tables below, each segment’s operating results for the six month period of 2010 are presented, as applicable, on an “as reported” and “excluding special items” basis (see Note 20 of Notes to Condensed Consolidated Financial Statements).

Financial Advisory

The following tables summarize the operating results of the Financial Advisory segment for the 2011 and 2010 periods. Operating results for the six month period of 2010 are shown before and after the charge attributable to the Financial Advisory segment related to the 2010 special item.

	Three Months Ended June 30,
	2011	2010
	($ in thousands)
M&A and Strategic Advisory	$170,568	$145,854
Capital Markets and Other Advisory	30,290	20,240

Sub-total	200,858	166,094
Restructuring	48,333	79,879

Net Revenue	249,191	245,973
Operating Expenses (c)	214,217	213,900

Operating Income	$34,974	$32,073

Operating Income, As A Percentage Of Net Revenue	14%	13%

	Six Months Ended June 30,
	2011	2010
	U.S. GAAP As Reported	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)
	($ in thousands)
M&A and Strategic Advisory	$334,320	$293,411		$293,411
Capital Markets and Other Advisory	59,826	40,991		40,991

Sub-total	394,146	334,402		334,402
Restructuring	83,890	180,067		180,067

Net Revenue	478,036	514,469		514,469
Operating Expenses (c)	427,783	451,700	$19,571	432,129

Operating Income	$50,253	$62,769		$82,340

Operating Income, As A Percentage Of Net Revenue	11%	12%		16%

	As Of
	June 30, 2011	December 31, 2010	June 30, 2010
Headcount (d):
Managing Directors	138	129	131
Other Employees:
Business segment professionals	684	673	673
All other professionals and support staff	230	222	215

Total	1,052	1,024	1,019

(a)	Represents the portion of the 2010 special item attributable to the Financial Advisory segment (see Note 20 of Notes to Condensed Consolidated Financial Statements).
(b)	A non-U.S. GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.
(c)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(d)	Excludes headcount related to indirect support functions, with such headcount being included in the Corporate segment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Lazard Statistics:
Number of Clients With Fees Greater Than $1 Million:
Total Financial Advisory	49	61	105	125
M&A and Strategic Advisory	35	34	71	68
Percentage of Total Financial Advisory Revenue from Top 10 Clients	38%	35%	25%	25%
Number of M&A Transactions Completed With Values Greater than $1 billion (a)	16	9	30	15

(a)	Source: Dealogic as of July 8, 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
United States	60%	54%	54%	54%
Europe	35	43	38	43
Rest of World	5	3	8	3

Total	100%	100%	100%	100%

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

Financial Advisory Results of Operations

Financial Advisory’s quarterly revenue and profits can fluctuate materially depending on the number, size and timing of completed transactions on which it advised, as well as seasonality and other factors. Accordingly, the revenue and profits in any particular quarter or period may not be indicative of future results. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and further periods. As reflected in the table of operating results of the Financial Advisory segment above, the portion of the 2010 special item attributable to the Financial Advisory segment had a significant impact on the segment’s reported operating results for the six month period of 2010. Lazard management believes that comparisons between periods are most meaningful after excluding the impact of such item.

Three Months Ended June 30, 2011 versus June 30, 2010

M&A and Strategic Advisory, Capital Markets and Other Advisory net revenue, in the aggregate, increased $35 million, or 21%, as compared to the 2010 period, with M&A and Strategic Advisory net revenue increasing $25 million, or 17%, and Capital Markets and Other Advisory net revenue increasing $10 million, or 50%. Partially offsetting these increases was a decline in Restructuring net revenue of $32 million, or 39%.

The increase in M&A and Strategic Advisory revenue was principally due to higher average fees per M&A and Strategic Advisory transaction. Our major clients, which in the aggregate represented a significant portion of our M&A and Strategic Advisory revenue in the second quarter of 2011, included Asda Stores, Caisse des Dépôts, Hilite International, Lazard Real Estate Partners’ Sale of Atria Senior Living Group, Mitsubishi UFJ Financial Group, Smurfit-Stone Container, Stirling Square Capital Partners and A2A, Vodafone and Wind Telecom.

The increase in Capital Markets and Other Advisory revenue principally reflected the increased value of fund closings by our Private Fund Advisory Group and increased underwriting fees from public offerings.

Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings, distressed asset sales and advice on complex on- and off-balance sheet assignments. The decrease in Restructuring revenue was driven by a reduction in global restructuring activity, resulting in a decline in the number of active assignments in the 2011 period as compared to the corresponding prior year period, and a corresponding decrease in completion fees. Notable assignments completed in the second quarter of 2011 included Capmark Financial Group, Pfleiderer, Satélites Mexicanos and Station Casinos.

Operating expenses remained substantially unchanged as compared to the 2010 period.

Financial Advisory operating income was $35 million, an increase of $3 million, as compared to operating income of $32 million in the 2010 period and, as a percentage of net revenue, was 14% as compared to 13% in 2010.

Six Months Ended June 30, 2011 versus June 30, 2010

M&A and Strategic Advisory, Capital Markets and Other Advisory net revenue, in the aggregate, increased $60 million, or 18%, as compared to the 2010 period, with M&A and Strategic Advisory net revenue increasing $41 million, or 14%, and Capital Markets and Other Advisory net revenue increasing $19 million, or 46%. Offsetting these increases was a decline in Restructuring net revenue of $96 million, or 53%.

The increase in M&A and Strategic Advisory revenue was principally due to higher average fees per M&A and Strategic Advisory transaction. The increase in Capital Markets and Other Advisory revenue principally reflected the increased value of fund closings by our Private Fund Advisory Group and increased underwriting fees from public offerings.

Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings, distressed asset sales and advice on complex on- and off-balance sheet assignments. The decrease in Restructuring revenue was driven by a reduction in global restructuring activity, resulting in a decline in the number of active assignments in the 2011 period as compared to the corresponding prior year period, and a corresponding decrease in completion fees.

Operating expenses decreased $24 million, or 5%, as compared to the 2010 period. Excluding the impact of the 2010 special item attributable to the Financial Advisory segment, operating expenses decreased $4 million, or 1%. The principal contributor to the decrease was a decline in compensation expense, partially offset by higher costs related to travel and other business development expenses.

Financial Advisory operating income was $50 million, a decrease of $13 million, as compared to operating income of $63 million in the 2010 period (with such latter amount including the impact of the 2010 special item) and, as a percentage of net revenue, was 11% as compared to 12% in 2010. Excluding the impact of the 2010 special item, operating income in the 2011 period decreased $32 million, as compared to operating income of $82 million in the 2010 period, and, as a percentage of net revenue, was 11%, as compared to 16% in the 2010 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	June 30, 2011	December 31, 2010
	($ in millions)
AUM:
International Equities	$33,348	$32,037
Global Equities	80,791	77,965
U.S. Equities	22,039	21,298

Total Equities	136,178	131,300

European and International Fixed Income	12,764	12,249
Global Fixed Income	1,958	1,705
U.S. Fixed Income	3,217	3,190

Total Fixed Income	17,939	17,144

Alternative Investments	5,877	5,524
Private Equity	1,440	1,294
Cash Management	163	75

Total AUM	$161,597	$155,337

Average AUM for the 2011 and 2010 periods is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in millions)
Average AUM	$161,024	$129,227	$159,129	$129,333

Total AUM at June 30, 2011 increased $6 billion, or 4%, as compared to that at December 31, 2010. Average AUM for the three month and six month periods in 2011 was 25% and 23% higher, respectively, than the average AUM for the corresponding periods in 2010, principally the result of market appreciation (which was generally consistent with the industry as a whole) and net inflows occurring during the six month period ended December 31, 2010. International, Global and U.S. equities represented 21%, 50% and 14% of total AUM at June 30, 2011, unchanged versus December 31, 2010.

As of June 30, 2011 and December 31, 2010, approximately 90% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and, as of such dates, 10% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

As of June 30, 2011, AUM denominated in foreign currencies represented approximately 47% of our total AUM, as compared to 45% at December 31, 2010. Foreign denominated AUM declines in value with the strengthening of the U.S. dollar and increases in value as the U.S. dollar weakens.

The following is a summary of changes in AUM for the 2011 and 2010 periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in millions)
AUM—Beginning of Period	$160,451	$134,972	$155,337	$129,543
Net Flows (a)	(327)	2,064	368	5,031
Market and Foreign Exchange Appreciation	1,473	(13,553)	5,892	(11,091)

AUM—End of Period	$161,597	$123,483	$161,597	$123,483

(a)	Includes inflows of $5,310 and $9,275 and outflows of $5,637 and $7,211 for the three month periods in 2011 and 2010, respectively, and inflows of $11,075 and $18,281 and outflows of $10,707 and $13,250 for the six month periods in 2011 and 2010, respectively.

Inflows in the first half of 2011 were principally in Global Equities due to increased investments in existing accounts, as well as new accounts gained. Outflows in the period occurred primarily in Global and International Equities and, to a lesser extent, certain International and Fixed Income products.

As of July 22, 2011, AUM was $162.7 billion, a $1.1 billion increase since June 30, 2011. The change in AUM was due to market/foreign exchange appreciation of $1.8 billion and net outflows of $0.7 billion. Market appreciation was approximately 1% of AUM since June 30, 2011, which was generally consistent with the increase in global market indices during that period.

The following tables summarize the operating results of the Asset Management segment. Operating results for the six month period of 2010 are shown before and after the charge attributable to the Asset Management segment related to the 2010 special item.

	Three Months Ended June 30,
	2011	2010
	($ in thousands)
Revenue:
Management Fees	$221,217	$166,987
Incentive Fees	6,331	12,635
Other Income	17,307	9,792

Net Revenue	244,855	189,414
Operating Expenses (c)	160,914	136,886

Operating Income	$83,941	$52,528

Operating Income, As A Percentage of Net Revenue	34%	28%

	Six Months Ended June 30,
	2011	2010
	U.S. GAAP As Reported	U.S. GAAP As Reported	Impact of Special Item (a)	Non- U.S. GAAP Excluding Special Item (b)
	($ in thousands)
Revenue:
Management Fees	$427,985	$328,783		$328,783
Incentive Fees	11,477	26,422		26,422
Other Income	32,246	21,962		21,962

Net Revenue	471,708	377,167		377,167
Operating Expenses (c)	310,118	266,326	$2,902	263,424

Operating Income	$161,590	$110,841		$113,743

Operating Income, As A Percentage of Net Revenue	34%	29%		30%

	As Of
	June 30, 2011	December 31, 2010	June 30, 2010
Headcount (d):
Managing Directors	68	64	63
Other Employees:
Business segment professionals	329	315	301
All other professionals and support staff	309	297	276

Total	706	676	640

(a)	Represents the portion of the 2010 special item attributable to the Asset Management segment (see Note 20 of Notes to Condensed Consolidated Financial Statements).
(b)	A non-U.S. GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.
(c)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(d)	Excludes headcount related to indirect support functions, with such headcount being included in the Corporate segment.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
United States	58%	58%	60%	56%
Europe	31	31	29	33
Rest of World	11	11	11	11

Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods. As reflected in the table of operating results of the Asset Management segment above, the portion of the 2010 special item attributable to the Asset

Management segment had a significant impact on the segment’s reported operating results for the six month period of 2010. Lazard management believes that comparisons between periods are most meaningful after excluding the impact of such item.

Three Months Ended June 30, 2011 versus June 30, 2010

Asset Management net revenue increased $55 million, or 29%, as compared to the 2010 period. Management fees increased $54 million, or 32%, as compared to the 2010 period, driven primarily by a 25% increase in average AUM, due principally to the increase in equity market indices since June 30, 2010, and, to a lesser extent, a favorable change in the mix of AUM into higher margin equity products. Incentive fees, consisting of traditional long-only investment strategies, decreased $6 million, or 50%, as compared to the 2010 period. Other revenue increased $7 million, or 77%, as compared to the 2010 period, principally due to increased investment income and custody fees.

Operating expenses increased $24 million, or 18%, as compared to the 2010 period, principally due to higher compensation expense, as well as higher fees for fund administration and business development expenses for travel and market related data due to the increased level of business activity and AUM.

Asset Management operating income was $84 million, an increase of $31 million, as compared to operating income of $53 million in the 2010 period and, as a percentage of net revenue, was 34% as compared to 28% in 2010.

Six Months Ended June 30, 2011 versus June 30, 2010

Asset Management net revenue increased $95 million, or 25%, as compared to the 2010 period. Management fees increased $99 million, or 30%, as compared to the 2010 period, driven primarily by a 23% increase in average AUM, due principally to the increase in equity market indices since June 30, 2010, and, to a lesser extent, a favorable change in the mix of AUM into higher margin equity products. Incentive fees, consisting of traditional long-only investment strategies, decreased $15 million, or 57%, as compared to the 2010 period. Other revenue increased $10 million, or 47%, as compared to the 2010 period, principally due to increased investment and commission income.

Operating expenses increased $44 million, or 16%, as compared to the 2010 period. Excluding the impact of the 2010 special item attributable to the Asset Management segment, operating expenses increased $47 million, or 18%, principally due to higher compensation expense, as well as higher fees for fund administration and business development expenses for travel and market related data due to the increased level of business activity and AUM.

Asset Management operating income was $162 million, an increase of $51 million, as compared to operating income of $111 million in the 2010 period (with such latter amount including the impact of the 2010 special item) and, as a percentage of net revenue, was 34% as compared to 29% in 2010. Excluding the impact of the 2010 special item, operating income in the 2011 period increased $48 million, as compared to operating income of $114 million in the 2010 period, and, as a percentage of net revenue, was 34%, as compared to 30% in the 2010 period.

Corporate

The following tables summarize the results of the Corporate segment:

	Three Months Ended June 30,
	2011	2010
	($ in thousands)
Interest Income	$1,622	$3,971
Interest Expense	(22,626)	(23,836)

Net Interest (Expense)	(21,004)	(19,865)
Other Revenue	4,250	3,513

Net Revenue (Expense)	(16,754)	(16,352)
Operating Expenses	12,959	1,198

Operating Loss	$(29,713)	$(17,550)

	Six Months Ended June 30,
	2011	2010
	U.S. GAAP As Reported	U.S. GAAP As Reported	Impact of Special Items (a)	Non-U.S. GAAP Excluding Special Items (b)
	($ in thousands)
Interest Income	$3,206	$8,452		$8,452
Interest Expense	(45,353)	(48,536)		(48,536)

Net Interest (Expense)	(42,147)	(40,084)		(40,084)
Other Revenue	7,718	5,694		5,694

Net Revenue (Expense)	(34,429)	(34,390)		(34,390)
Operating Expenses	14,766	106,650	$89,495	17,155

Operating Loss	$(49,195)	$(141,040)		$(51,545)

	As Of
	June 30, 2011	December 31, 2010	June 30, 2010
Headcount (c):
Managing Directors	10	9	8
Other Employees:
Business segment professionals	11	11	10
All other professionals and support staff	607	612	615

Total	628	632	633

(a)	Represents the portion of the 2010 special items attributable to the Corporate segment (see Note 20 of Notes to Condensed Consolidated Financial Statements).
(b)	A non-U.S. GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.
(c)	Includes headcount related to support functions.

Corporate Results of Operations

As reflected in the table of operating results of the Corporate segment above, the 2010 special items had a significant impact on the segment’s reported operating results for the six month period of 2010. Lazard management believes that comparisons between periods are most meaningful after excluding the impact of such items.

Three Months Ended June 30, 2011 versus June 30, 2010

Net interest expense and other revenue was substantially unchanged as compared to the 2010 period.

Operating expenses in the 2011 period increased $12 million, principally due to increased compensation expense.

Six Months Ended June 30, 2011 versus June 30, 2010

Net interest expense and other revenue was substantially unchanged as compared to the 2010 period.

Operating expenses in the 2011 period decreased $92 million, or 86%, substantially all of which related to the net impact in the prior year’s period of the 2010 special items attributable to the Corporate segment. When excluding the impact of the 2010 special items, operating expenses decreased $2 million, or 14%, principally due to expenses related to secondary offerings in the 2010 period.

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

Summary of Cash Flows:

	Six Months Ended June 30,
	2011	2010
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$131.5	$12.6
Noncash charges (a)	179.7	221.8
Other operating activities (b)	(296.3)	(325.8)

Net cash provided by (used in) operating activities	14.9	(91.4)

Investing activities (c)	(5.5)	99.0
Financing activities (d)	(254.5)	(103.7)
Effect of exchange rate changes	19.4	(23.8)

Net Decrease in Cash and Cash Equivalents	(225.7)	(119.9)
Cash and Cash Equivalents:
Beginning of Period	1,209.7	917.3

End of Period	$984.0	$797.4

(a) Consists of the following:

Depreciation and amortization of property	$11.8	$10.1
Amortization of deferred expenses, stock units and interest rate hedge	164.7	207.8
Amortization of intangible assets related to acquisitions	3.2	3.5
Loss on extinguishment of debt	–	0.4

Total	$179.7	$221.8

(b)	Includes net changes in operating assets and liabilities.
(c)	Consists primarily of activity in the 2010 period relating to proceeds from sales and maturities of “available-for-sale” securities and the distribution received relating to our equity method investment in Sapphire.
(d)	Consists primarily of distributions to noncontrolling interest holders, settlements of vested RSUs, Class A common stock dividends and purchases of shares of Class A common stock and common membership interests from LAZ-MD Holdings.

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

Liquidity is significantly impacted by incentive compensation payments, a significant portion of which historically has been made during the first four months of the year. As a consequence, cash on hand generally declines in the beginning of the year and gradually builds over the remainder of the year. We also pay certain tax advances during the year on behalf of our managing directors, which serve to reduce their respective incentive compensation payments. We expect this seasonal pattern of cash flow to continue.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. At June 30, 2011, Lazard had approximately $1.1 billion of cash and liquid securities (including $32 million of U.S. Government debt and agencies securities and $111 million of investments in equity securities), with such aggregate amount including approximately $310 million held at Lazard’s foreign operations. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from its foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of June 30, 2011, Lazard had approximately $285 million in unused lines of credit available to it, including a $150 million, three-year, senior revolving credit facility with a group of lenders that matures in April 2013 (the “Credit Facility”) (see “—Financing” below) and unused lines of credit available to LFB of approximately $107 million (at June 30, 2011 exchange rates) and Edgewater of $20 million. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

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

Financing

The table below sets forth our corporate indebtedness as of June 30, 2011 and December 31, 2010. The agreements with respect to this indebtedness are discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

	Maturity Date	As of		Increase (Decrease)
		June 30, 2011	December 31, 2010
		($ in millions)
Senior Debt:
7.125%	2015	$528.5	$528.5	$–
6.85%	2017	548.4	548.4	–
Subordinated Debt (a):
3.25%	2016	150.0	150.0	–

Total Senior and Subordinated Debt		$1,226.9	$1,226.9	$–

(a)	Until June 30, 2011 the note had a conversion feature which permitted the holder to convert the note into a maximum of 2,631,570 shares of Class A common stock at an effective conversion price of $57 per share. No conversions had occurred through that date and the note was no longer convertible. On July 22, 2011, the Company repurchased its outstanding 3.25% subordinated note, at a cost, excluding accrued interest, of $131.8 million. Such repurchase resulted in a pre-tax gain of $18.2 million, which is being recognized by the Company in the third quarter of 2011.

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is owing to the lending bank group, the Credit Facility includes financial condition covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended June 30, 2011 Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.67 to 1.00 and its Consolidated Interest Coverage Ratio being 10.83 to 1.00. In any event, no amounts were outstanding under the Credit Facility as of June 30, 2011.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes, contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At June 30, 2011, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior and subordinated debt.

Stockholders’ Equity

At June 30, 2011, total stockholders’ equity was $858 million as compared to $796 million at December 31, 2010, including $147 million and $144 million of noncontrolling interests on the respective dates. The net activity in stockholders’ equity in the six month period ended June 30, 2011 is reflected in the table below (in millions of dollars):

Stockholders’ Equity – December 31, 2010	$796

Increase (decrease) due to:
Net income	132
Amortization of share-based incentive compensation	153
AOCI (including noncontrolling interests’ portion thereof)(*)	30
Delivery of Class A common stock in connection with share-based incentive compensation	(88)
Class A common stock dividends	(33)
Purchase of Class A common stock and Lazard Group common membership interests	(127)
Distributions to noncontrolling interests – net	(7)
Other – net	2

Stockholders’ Equity – June 30, 2011	$858

(*) Includes:
Net positive foreign currency translation adjustments	$32
Employee benefit plan and other adjustments	(2)

Total	$30

On January 27, 2010, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, a share repurchase program permitting the repurchase of up to $200 million in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2011. In February 2011, the Board of Directors of Lazard Ltd authorized the repurchase of up to an additional $250 million in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2012. During the six month period ended June 30, 2011 the Company repurchased 3,156,416 shares of Class A common stock, at an aggregate cost of $126 million and 19,032 Lazard Group common membership interests at an aggregate cost of $1 million. As of June 30, 2011, $166 million of the $450 million share purchase authorization remained available for future repurchases. In addition to the repurchases of Class A common stock and Lazard Group common membership interests described herein, during the six month period ended June 30, 2011, in order, among other reasons, to help neutralize the dilutive effect of our share-based incentive compensation plans, the Company utilized $96 million to satisfy certain employees’ withholding tax obligations on vested RSUs and vested shares of restricted Class A common stock in lieu of issuing 2,295,695 shares of Class A common stock directly by Lazard Ltd or by delivery of shares held by Lazard Group.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of June 30, 2011:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior and Subordinated Debt (including interest) (a)	$1,586,245	$208,618	$150,435	$641,280	$585,912
Operating Leases (exclusive of $185,784 of sublease income) (b)	1,085,916	65,975	115,435	125,569	778,937
LAM Merger cash consideration (c)	90,348	90,348	–	–	–
Capital Leases (including interest)	28,562	4,130	7,358	5,820	11,254
Private Equity Funding Commitments (b)	3,022	3,022	–	–	–

Total (d)	$2,794,093	$372,093	$273,228	$772,669	$1,376,103

(a)	Gives effect to the Company’s July 2011 repurchase of its 3.25% subordinated note. See Note 10 of Notes to Condensed Consolidated Financial Statements.
(b)	See Note 11 of Notes to Condensed Consolidated Financial Statements.
(c)	See Note 7 of Notes to Condensed Consolidated Financial Statements.
(d)	The table above excludes contingent obligations and any possible payments for uncertain tax positions given the inability to estimate the timing of the latter payments. See Notes 11, 13, 14 and 16 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes, respectively.

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

At June 30, 2011 and December 31, 2010, the Company had receivables past due of approximately $18 million and $17 million, respectively, and its allowance for doubtful accounts was $17 million and $15 million at such respective dates.

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

These investments are carried at either fair value on the consolidated statements of financial condition, with any increases or decreases in fair value reflected (i) in earnings, to the extent held by our broker-dealer subsidiaries or when designated as “trading” securities within our non-broker-dealer subsidiaries, and (ii) in AOCI, to the extent designated as “available-for-sale” securities until such time they are realized and reclassified to earnings, or, if designated as “held-to-maturity” securities, amortized cost on the consolidated statements of financial condition. Any declines in the fair value of “available-for-sale” and “held-to-maturity” securities that are determined to be other than temporary are charged to earnings. As of December 31, 2010 and June 30, 2011, there were no securities designated as “available-for-sale” or “held-to-maturity”.

Gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income or AOCI and therefore subject Lazard to market and credit risk.

Data relating to net investments at June 30, 2011 and December 31, 2010 is set forth below (in millions of dollars):

	June 30, 2011		December 31, 2010
	$	%	$	%
Debt securities (a)	$99	23%	$96	23%
Equity securities (net of $1 and $3 of securities sold, not yet purchased, at June 30, 2011 and December 31, 2010, respectively) (b)	109	25	86	21
LAM alternative asset management funds (principally GP interests in LAM-managed hedge funds) (c)	34	8	50	12
Private equity (d)	100	23	96	23
Other (e)	92	21	87	21

Net investments	$434	100%	$415	100%

Total assets	$3,081		$3,423

Net investments, as a percentage of total assets	14%		12%

(a)	Debt securities primarily consist of securities issued by the U.S. Government and its agencies, and funds seeding products of our Asset Management segment, and, at June 30, 2011, fixed income funds with a fair value of $2 million held in connection with Lazard Fund Interest awards granted, all of which subject Lazard to market risk.

(b)	The Company’s equity securities principally represent investments in marketable equity securities of large-, mid- and small-cap domestic, international and global companies to seed new Asset Management products and includes investments in public and private asset management funds managed both by LAM and third-party asset managers and, at June 30, 2011, equity fund interests with a fair value of $23 million held in connection with Lazard Fund Interest awards granted. Hedging strategies are employed to reduce market risk, and, in turn, the volatility to earnings. Additional information regarding equity securities as of June 30, 2011 and December 31, 2010 is shown below:

	June 30, 2011	December 31, 2010
Percentage invested in:
Consumer	31%	28%
Financials	19	28
Industrial	11	9
Other	39	35

Total	100%	100%

(c)	The fair value of such interests reflects the pro-rata value of the ownership of the underlying securities in the funds. Such funds are broadly diversified and may incorporate particular strategies; however, there are no investments in funds with a single sector strategy.

(d)	Comprised of investments in private equity funds and direct private equity interests that are generally not subject to short-term market fluctuation, but may subject Lazard to market or credit risk.

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

Private equity investments represent approximately 3% of total assets at both June 30, 2011 and December 31, 2010.

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

At June 30, 2011, the Company’s investments in U.S Government and agency debt securities as well as its corporate and other debt securities are considered Level 1 assets with the respective fair values based on unadjusted quoted prices in active markets. The Company’s investments in fixed income funds are considered Level 1 assets when their fair values are based on the reported closing price for the fund or Level 2 assets when their fair values are primarily based on broker quotes as provided by external pricing services.

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

At June 30, 2011 and December 31, 2010, derivative contracts related primarily to interest rate swaps, equity and fixed income swaps and foreign currency exchange rate contracts, and are recorded at fair value. Derivative assets amounted to $2 million at both June 30, 2011 and December 31, 2010, and derivative liabilities amounted to $2 million and $3 million at such respective dates.

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

The primary market risks associated with LFB’s foreign currency exchange hedging and lending activities are sensitivity to changes in the general level of interest rate and foreign exchange risk. The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions, such as those we are currently experiencing. The following sensitivity metrics provide the resultant effects on the Company’s operating income for the six month period ended June 30, 2011:

•	LFB’s interest rate risk as measured by a 100+/– basis point change in interest rates totaled $700 thousand.

•	Foreign currency risk associated with LFB’s open positions, in the aggregate, as measured by a 200+/– basis point change against the U.S. dollar, totaled approximately $2 thousand.

LFB fully secures its collateralized financing transactions with fixed income securities.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our fee and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where we determine the receivables are impaired. At June 30, 2011, total receivables amounted to $532 million, net of an allowance for doubtful accounts of $17 million. As of that date, financial advisory and asset management fees, customer and related party receivables comprised 79%, 19% and 2% of total receivables, respectively. At December 31, 2010, total receivables amounted to $569 million, net of an allowance for doubtful accounts of $15 million. As of that date, financial advisory and asset management fees, customer and related party receivables comprised 85%, 11% and 4% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

Credit Concentration

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At June 30, 2011, excluding deposits with inter-bank counterparties, LFB had no exposure to an individual counterparty that exceeded $33 million, with such amount being fully collateralized.

With respect to activities outside LFB, as of June 30, 2011, the Company’s largest individual counterparty exposure was a Financial Advisory fee receivable of $20 million, the terms of which require payment over a remaining period of 24 months, including accrued interest.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of June 30, 2011, Lazard estimates that its annual operating income relating to cash and short-term investments and corporate indebtedness would increase by approximately $12 million in the event interest rates were to increase by 1% and decrease by approximately $4 million if rates were to decrease by 1%.

As of June 30, 2011, the Company’s cash and cash equivalents totaled approximately $984 million. Substantially all of the Company’s cash and cash equivalents were invested in highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency securities) or in short-term interest earning accounts at a number of leading banks throughout the world, or in short-term certificates of deposit from such banks. On a regular basis, management reviews and updates its list of approved depositor banks as well as deposit and investment thresholds.

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

The Company is involved from time to time in a number of judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses, including proceedings initiated by former employees alleging wrongful termination. The Company reviews such matters on a case-by-case basis and establishes any required accrual if a loss is probable and the amount of such loss can be reasonably estimated. The Company does experience significant variation in its revenue and earnings on a quarterly basis. Accordingly, the results of any pending matter or matters could be significant when compared to the Company’s earnings in any particular fiscal quarter. The Company believes, however, based on currently available information, that the results of any pending matters, in the aggregate, will not have a material effect on its business or financial condition.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 10, 2011, Lazard Ltd issued 728,385 shares of Class A common stock in reliance on Section 4(2) of the Securities Act of 1933 in connection with the exchange of 728,385 common membership interests of Lazard Group held by certain members of LAZ-MD Holdings as provided for in the Master Separation Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings and other related documents.

Issuer Repurchases of Equity Securities

The following table sets forth information regarding Lazard’s purchases of its Class A common stock on a monthly basis during the second quarter of 2011. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 – April 30, 2011
Share Repurchase Program (1)	101,000	$40.85	101,000	$255.2 million
Employee Transactions (2)	110,161	$41.13	–	–

May 1, 2011 – May 31, 2011
Share Repurchase Program (1)	1,983,902	$39.49	1,983,902	$176.8 million
Employee Transactions (2)	115,059	$40.53	–	–

June 1, 2011 – June 30, 2011
Share Repurchase Program (1)	304,700	$36.37	304,700	$165.7 million
Employee Transactions (2)	97,784	$37.11	–	–

Total
Share Repurchase Program (1)	2,389,602	$39.15	2,389,602	$165.7 million
Employee Transactions (2)	323,004	$39.70	–	–

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

(2)	Under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs and shares of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to cover estimated income taxes. During the three month period ended June 30, 2011, the Company satisfied certain employees’ tax obligations in lieu of issuing (i) 279,358 shares of Class A common stock to cover estimated taxes upon the vesting of 937,942 RSUs and (ii) 43,646 shares of Class A common stock to cover estimated taxes upon the vesting of 143,816 shares of restricted Class A common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Amended Retention Agreement with Ashish Bhutani

On August 2, 2011, the Company, Lazard Group and Ashish Bhutani entered into a First Amendment to Mr. Bhutani’s Agreement Relating to Retention and Noncompetition and Other Covenants, dated March 15, 2005 (the “Retention Agreement”). The amended Retention Agreement supersedes Schedule I of the Retention Agreement and reflects Mr. Bhutani’s title of Vice Chairman and Managing Director of Lazard and Chief Executive Officer of Lazard Asset Management LLC. Prior to this amendment, the Retention Agreement, which was entered into prior to the Company’s initial public offering and at a time when Mr. Bhutani was not an executive officer, did not contain the standard provisions and definitions that are contained in our retention agreements with certain of our executive officers, which were generally entered into at the time of or following the Company’s initial public offering. Kenneth M. Jacobs, the Chairman and Chief Executive Officer of the Company and Lazard Group determined it was in the Company’s best interest to amend Mr. Bhutani’s existing Retention Agreement to bring the terms of Mr. Bhutani’s Retention Agreement in line with certain terms set forth in the agreements entered into with other executive officers of the Company, ensure his retention and provide him with customary executive officer protections. The Compensation Committee of the Company’s Board of Directors agreed with Mr. Jacobs’ recommendation.

The amended Retention Agreement has a term ending March 23, 2013, which is the date that the retention agreements with the Company’s other executive officers are scheduled to expire, and provides for a minimum annual base salary of $750,000. In addition, Mr. Bhutani is entitled to an annual bonus to be determined under the applicable annual bonus plan of Lazard on the same basis as annual bonuses are determined for other executive officers. Mr. Bhutani’s annual bonus is required to be paid in the same ratio of cash to deferred awards as is applicable to other executives receiving bonuses at a level comparable to Mr. Bhutani, provided that he is employed by Lazard at the end of the applicable fiscal year.

The amended Retention Agreement provides for certain severance benefits in the event of a termination of employment prior to March 23, 2013 by Lazard other than for cause or by Mr. Bhutani for good reason (which we refer to below as a “qualifying termination”). The level of severance benefits provided to Mr. Bhutani generally depends on whether the applicable termination occurs prior to or following a change in control pursuant to which Lazard is acquired by an entity that has an asset management business (a “Specified Change in Control”).

In the event of a qualifying termination of employment prior to a Specified Change in Control, Mr. Bhutani generally would be entitled to receive in a lump sum (1) any unpaid base salary accrued through the date of termination, (2) any earned but unpaid bonuses for years completed prior to the date of termination, (3) a prorated bonus for the year of termination and (4) a severance payment equal to the sum of his base salary and average annual bonus for the two fiscal years that ended prior to the date of his termination. Upon such a qualifying termination, Mr. Bhutani and his eligible dependents would generally continue to be eligible to participate in our medical and dental benefit plans on the same basis as in effect immediately prior to the date of termination for one year following such termination (which currently requires the executive officer to pay a portion of the premiums). The period of medical and dental benefits continuation described above would generally be credited toward his credited age and service for purpose of our retiree medical program.

In the event of a qualifying termination of Mr. Bhutani on or following a Specified Change in Control, he would receive the payments and benefits described in the preceding paragraph, except that the severance payment would be in the following amount: three times the sum of his base salary and average annual bonus for the two fiscal years that ended prior to the date of his termination. Upon such a qualifying termination, Mr. Bhutani and his eligible dependents would be eligible for continued participation in our medical and dental benefits plans as described in the preceding paragraph, except that the applicable period would be three years following the date of termination of service.

The amended Retention Agreement includes changes to the definitions of “cause” and “good reason”, which are intended to be consistent with the definitions in the retention agreements with certain of the Company’s other executive officers and which are described in the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2011 (File No. 001-32492) (the “2011 Proxy Statement”). In addition, Mr. Bhutani’s amended Retention Agreement also provides that he would be entitled to resign for “good reason” in the event that any person other than he receives the title of Chairman of Lazard’s asset management group, unless such title is given in connection with a merger or acquisition transaction involving Lazard that is approved by the Company’s Board of Directors.

The amended retention agreement does not materially modify Mr. Bhutani’s restrictive covenants relating to confidential information, noncompetition, nonsolicitation of clients, no hire of employees, nondisparagement and transfer of client relationships, which are substantially identical to the restrictive covenants in the retention agreements with the Company’s other executive officers and which are described in the 2011 Proxy Statement.

The preceding summary of the amended Retention Agreement contained in this Item 5 is qualified in its entirety by reference to the First Amendment to the Retention Agreement, attached as Exhibit 10.56 hereto, as though it were fully set forth herein.

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

2.3	Second Amendment, dated as of May 7, 2008, to the Master Separation Agreement, dated as of May 10, 2005, as amended, by and among Lazard Ltd, Lazard Group LLC and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 8, 2008).

2.4	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

3.1	Certificate of Incorporation and Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.2	Certificate of Incorporation in Change of Name of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.3	Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

3.4	First Amendment to Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 9, 2008).

3.5	Second Amendment to the Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

4.1	Form of Specimen Certificate for Class A common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

4.2	Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.3	Amended and Restated Third Supplemental Indenture, dated as of May 15, 2008, by and among Lazard Group LLC and The Bank of New York, as trustee (and incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K (Commission File No. 333-126751) filed on May 16, 2008).

4.4	Fourth Supplemental Indenture, dated as of June 21, 2007, between Lazard Group LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on June 22, 2007).

4.5	Form of Senior Note (included in Exhibit 4.3).

10.1	Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006, by and among LAZ-MD Holdings LLC, the Registrant and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.2	First Amendment, dated as of May 7, 2008, to the Amended and Restated Stockholders’ Agreement dated as of November 6, 2006, between LAZ-MD Holdings LLC and Lazard Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 9, 2008).

10.3	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.4	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

10.5	Amendment No. 2, dated as of May 7, 2008, to the Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 8, 2008).

10.6	Amendment No. 3, dated as of April 27, 2010, to the Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.7	Tax Receivable Agreement, dated as of May 10, 2005, by and among Ltd Sub A, Ltd Sub B and LFCM Holdings LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8	Employee Benefits Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9	Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.10	License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company, LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co. Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.11	Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.12	Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.13	Amendment and Consent, dated February 9, 2009, to the Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.14	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.15	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.16

Amendment dated as of February 16, 2011, by and among RCPI Landmark Properties, L.L.C. (as the successor in interest to Rockefeller Center Properties), RCPI 30 Rock 22234849, L.L.C. and Lazard Group LLC (as the successor in interest to Lazard Frères & Co. LLC), to the Lease dated as of January 27, 1994, by and among Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.17	Lease with an Option to Purchase, dated as of July 11, 1990, by and between Sicomibail and Finabail and SCI du 121 Boulevard Hausmann (English translation) (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.18	Occupational Lease, dated as of August 9, 2002, by and among Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.19*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.20*	Lazard Ltd’s 2008 Incentive Compensation Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.21*	2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.22*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for each of Michael J. Castellano and Scott D. Hoffman (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.23*	Form of First Amendment, dated as of May 7, 2008, to Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, for each of Michael J. Castellano and Scott D. Hoffman (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 8, 2008).

10.24*	Second Amendment, dated as of February 26, 2009, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005 (as amended from time to time), for Michael J. Castellano (incorporated by reference to Exhibit 10.26 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.25*	Second Amendment, dated as of February 23, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005 and amended as of May 7, 2008, for Scott D. Hoffman (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.26*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.27*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between Lazard Group LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.28*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, with Alexander F. Stern (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on March 23, 2010).

10.29*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, by and between Lazard Group LLC and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 001-32492) filed on March 1, 2010).

10.30*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, with Kenneth M. Jacobs (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) field on March 23, 2010).

10.31*

Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between Lazard Group LLC and Matthieu Bucaille (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.32*	First Amendment, dated as of April 1, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, between Lazard Group LLC and Matthieu Bucaille (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.33*	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.34*	Acknowledgement Letter, dated as of November 6, 2006 from Lazard Group LLC to certain managing directors of Lazard Group LLC modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.35	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.36	Registration Rights Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.37	Letter Agreement, dated as of May 10, 2005, with Bruce Wasserstein family trusts (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.38	Letter Agreement, dated as of March 16, 2010, among Lazard Ltd, Lazard Group LLC and the Cranberry Dune 1998 Long-Term Trust (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on March 22, 2010).

10.39*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.40*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.41*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.42*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.41 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.43*	Form of Agreement evidencing a grant of Deferred Cash Award to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.44	Termination Agreement, dated as of March 31, 2006, by and among Banca Intesa S.p.A., Lazard Group LLC and Lazard & Co. S.r.l. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on April 4, 2006).

10.45	Amended and Restated $150 Million Subordinated Convertible Promissory Note due 2016, issued by Lazard Funding LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 17, 2006).

10.46	Amended and Restated Guaranty of Lazard Group LLC to Banca Intesa S.p.A., dated as of May 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 17, 2006).

10.47*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.48*	First Amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 1, 2007).

10.49	Agreement and Plan of Merger, dated as of August 14, 2008, by and among Lazard Ltd, LAZ Sub I, Lazard Asset Management LLC and Lazard Asset Management Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on August 15, 2008).

10.50*	Letter Agreement regarding employment dated as of April 21, 2010 between Lazard Group LLC and Gary W. Parr (incorporated by reference to Exhibit 10.53 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.51	Senior Revolving Credit Agreement, dated as of April 29, 2010, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent.

10.52	Amendment No. 1, dated as of August 12, 2010, to the Senior Revolving Credit Agreement, dated as of April 29, 2010, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on February 29, 2011).

10.53	Amendment No. 2, dated as of December 17, 2010, to the Senior Revolving Credit Agreement, dated as of April 29, 2010, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on February 29, 2011).

10.54*	Form of Agreement evidencing a grant of Restricted Stock under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.55*	Form of Agreement evidencing a grant of Lazard Fund Interests under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.56*	First Amendment, dated as of August 2, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 15, 2005, between Lazard Group LLC and Ashish Bhutani.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Matthieu Bucaille.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Matthieu Bucaille.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2011

LAZARD LTD

By:	/s/ Matthieu Bucaille
Name: Matthieu Bucaille Title: Chief Financial Officer

By:	/s/ Richard J. Hittner
Name: Richard J. Hittner Title: Chief Accounting Officer