Form 10-Q
period 2011-09-30
Lazard Ltd
filed 2011-11-02
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 24, 2011, there were 122,871,152 shares of the Registrant’s Class A common stock (including 4,815,788 shares held by subsidiaries) and one share of the Registrant’s Class B common stock outstanding.

When we use the terms “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd has no operating assets other than indirect ownership as of September 30, 2011 of approximately 94.7% of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(UNAUDITED)

(dollars in thousands, except for per share data)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$989,894	$1,209,695
Deposits with banks	267,906	356,539
Cash deposited with clearing organizations and other segregated cash	66,219	92,911

Receivables-net:
Fees	439,857	480,340
Customers and other	141,246	63,490
Related parties	14,248	24,874

	595,351	568,704
Investments	346,912	417,410

Property (net of accumulated amortization and depreciation of $268,374 and $250,898 at September 30, 2011 and December 31, 2010, respectively)	150,708	150,524

Goodwill and other intangible assets (net of accumulated amortization of $19,903 and $15,007 at September 30, 2011 and December 31, 2010, respectively)	394,382	361,439
Other assets	325,097	265,310

Total assets	$3,136,469	$3,422,532

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(UNAUDITED)

(dollars in thousands, except for per share data)

	$3,422,532	$3,422,532
	September 30, 2011	December 31, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$342,704	$361,553
Accrued compensation and benefits	250,252	498,880
Senior debt	1,076,850	1,076,850
Capital lease obligations	21,576	22,903
Related party payables	4,082	2,819
Other liabilities	523,023	513,410
Subordinated debt	–	150,000

Total liabilities	2,218,487	2,626,415

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - 7,921 and 22,021 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	–	–
Series B - no shares issued and outstanding	–	–
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 122,871,152 and 119,697,936 shares issued at September 30, 2011 and December 31, 2010, respectively, including shares held by a subsidiary as indicated below)	1,229	1,197
Class B, par value $.01 per share (1 share authorized, issued and outstanding at September 30, 2011 and December 31, 2010)	–	–
Additional paid-in-capital	685,800	758,841
Retained earnings	285,575	166,468
Accumulated other comprehensive loss, net of tax	(57,712)	(46,158)

	914,892	880,348
Class A common stock held by a subsidiary, at cost (4,098,431 and 6,847,508 shares at September 30, 2011 and December 31, 2010, respectively)	(141,593)	(227,950)

Total Lazard Ltd stockholders’ equity	773,299	652,398
Noncontrolling interests	144,683	143,719

Total stockholders’ equity	917,982	796,117

Total liabilities and stockholders’ equity	$3,136,469	$3,422,532

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

(dollars in thousands, except for per share data)

	138,094,101	138,094,101	138,094,101	138,094,101
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUE
Investment banking and other advisory fees	$248,358	$245,294	$ 711,781	$759,785
Money management fees	213,276	202,662	658,874	560,664
Interest income	3,418	5,430	11,273	16,037
Other	19,531	23,924	64,601	47,785

Total revenue	484,583	477,310	1,446,529	1,384,271
Interest expense	22,164	24,073	68,795	73,788

Net revenue	462,419	453,237	1,377,734	1,310,483

OPERATING EXPENSES
Compensation and benefits	273,532	282,528	830,011	845,926
Occupancy and equipment	24,345	22,414	70,030	65,004
Marketing and business development	19,844	17,503	58,834	51,358
Technology and information services	20,417	18,904	60,566	53,552
Professional services	11,434	10,731	34,395	29,716
Fund administration and outsourced services	14,019	12,037	40,777	34,407
Amortization of intangible assets related to acquisitions	1,716	1,719	4,896	5,258
Restructuring	–	–	–	87,108
Other	9,374	7,934	27,839	26,117

Total operating expenses	374,681	373,770	1,127,348	1,198,446

OPERATING INCOME	87,738	79,467	250,386	112,037
Provision for income taxes	20,605	9,113	51,704	29,049

NET INCOME	67,133	70,354	198,682	82,988

LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4,434	6,263	18,972	7,859

NET INCOME ATTRIBUTABLE TO LAZARD LTD	$ 62,699	$64,091	$ 179,710	$75,129

ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	118,315,944	111,059,071	117,586,028	101,440,741
Diluted	136,857,956	138,094,101	138,265,494	135,554,131

NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.53	$0.58	$1.53	$0.74

Diluted	$0.49	$0.51	$1.39	$0.58

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.16	$0.125	$0.445	$0.375

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

(dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$198,682	$82,988
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash items included in net income:
Depreciation and amortization of property	18,176	16,131
Amortization of deferred expenses, share-based incentive compensation and interest rate hedge	228,213	257,840
Amortization of intangible assets related to acquisitions	4,896	5,258
(Gain) loss on extinguishment of debt	(18,171)	424
(Increase) decrease in operating assets:
Deposits with banks	96,193	(41,255)
Cash deposited with clearing organizations and other segregated cash	28,574	(4,824)
Receivables-net	(28,681)	(88,109)
Investments	71,127	(38,902)
Other assets	(64,267)	(35,174)
Increase (decrease) in operating liabilities:
Deposits and other payables	(22,187)	83,741
Accrued compensation and benefits and other liabilities	(230,935)	(191,480)

Net cash provided by operating activities	281,620	46,638

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions relating to equity method investments	–	51,437
Additions to property	(17,277)	(10,073)
Disposals of property	353	301
Proceeds from sales and maturities of available-for-sale securities	–	71,579

Net cash provided by (used in) investing activities	(16,924)	113,244

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contribution from noncontrolling interests	3,821	3,005
Excess tax benefits from share-based incentive compensation	2,848	–
Other financing activities	–	6,638
Payments for:
Senior and subordinated debt	(131,829)	(10,375)
Capital lease obligations	(1,600)	(1,626)
Distributions to noncontrolling interests	(21,431)	(20,315)
Repurchase of common membership interests from members of LAZ-MD Holdings	(794)	(5,072)
Purchase of Class A common stock	(158,617)	(106,316)
Class A common stock dividends	(51,409)	(36,714)
Settlement of vested share-based incentive compensation	(92,337)	(54,947)
Other financing activities	(33,386)	(53)

Net cash used in financing activities	(484,734)	(225,775)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	237	(4,005)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(219,801)	(69,898)
CASH AND CASH EQUIVALENTS—January 1	1,209,695	917,329

CASH AND CASH EQUIVALENTS—September 30	$989,894	$847,431

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Supplemental investing non-cash transaction:
Class A common stock issued/issuable in connection with business acquisitions	$39,654	$–

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2011

(UNAUDITED)

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By a Subsidiary		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	$	Shares (*)	$				Shares	$
Balance – January 1, 2011	22,021	$–	119,697,937	$1,197	$758,841	$166,468	$(46,158)	6,847,508	$(227,950)	$652,398	$143,719	$796,117

Comprehensive income (loss):
Net income						179,710				179,710	18,972	198,682
Other comprehensive income (loss) - net of tax:
Currency translation adjustments							(5,866)			(5,866)	(456)	(6,322)
Amortization of interest rate hedge							749			749	42	791
Employee benefit plans:
Net actuarial loss							(7,778)			(7,778)	(437)	(8,215)
Adjustments for items reclassified to earnings							1,585			1,585	89	1,674

Comprehensive income										168,400	18,210	186,610

Business acquisitions:
Class A common stock issued/issuable (including in connection with LAM Merger and related amortization)					41,688					41,688	3,115	44,803
Conversion of Series A preferred stock into Class A common stock	(14,100)	–	2,434,561	25	(25)					–		–
Delivery of Class A common stock					(45,935)			(1,247,555)	45,147	(788)		(788)
Amortization of share-based incentive compensation					200,230					200,230	11,236	211,466
Dividend-equivalents					9,140	(9,194)				(54)	(3)	(57)
Class A common stock dividends						(51,409)				(51,409)		(51,409)
Purchase of Class A common stock								4,318,916	(158,617)	(158,617)		(158,617)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefits of $2,178					(290,059)			(5,820,438)	199,827	(90,232)	73	(90,159)
Repurchase of common membership interests from LAZ-MD Holdings					(751)					(751)	(43)	(794)
Class A common stock issued in exchange for Lazard Group common membership interests			738,655	7	(7)					–		–
Adjustment related to the change in Lazard Ltd’s ownership in Lazard Group					(1,580)					(1,580)		(1,580)
Distributions to noncontrolling interests, net										–	(17,610)	(17,610)
Other adjustments related to noncontrolling interests					14,258		(244)			14,014	(14,014)	–

Balance – September 30, 2011	7,921	$–	122,871,153	$1,229	$685,800	$285,575	$(57,712)	4,098,431	$(141,593)	$773,299	$144,683	$917,982

(*)

Includes 119,697,936 and 122,871,152 shares of the Company’s Class A common stock issued at January 1, 2011 and September 30, 2011, respectively, and 1 share of the Company’s Class B common stock at each such date.

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2010

(UNAUDITED)

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held by a Subsidiary		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	$	Shares (*)	$				Shares	$
Balance – January 1, 2010	26,883	$ –	92,165,913	$922	$549,931	$52,726	$(57,048)	5,850,775	$(191,140)	$355,391	$167,706	$523,097

Comprehensive income (loss):
Net income						75,129				75,129	7,859	82,988
Other comprehensive income (loss) - net of tax:
Currency translation adjustments							(3,829)			(3,829)	(292)	(4,121)
Amortization of interest rate hedge							823			823	76	899
Available-for-sale securities:
Net unrealized gain							2,272			2,272	211	2,483
Adjustments for items reclassified to earnings							2,372			2,372	219	2,591
Employee benefit plans:
Net actuarial loss							(5,999)			(5,999)	(556)	(6,555)
Adjustments for items reclassified to earnings							888			888	82	970

Comprehensive income										71,656	7,599	79,255

Business acquisitions:
Class A common stock issued/issuable (including in connection with LAM Merger and related amortization)			315,617	3	2,064					2,067	2,119	4,186
Conversion of Series A preferred stock into Class A common stock	(4,862)	–	572,988	6	(6)					–		–
Amortization of share-based incentive compensation					228,668					228,668	21,185	249,853
Dividend-equivalents					7,758	(7,793)				(35)	(3)	(38)
Class A common stock dividends						(36,714)				(36,714)		(36,714)
Purchase of Class A common stock								3,466,178	(106,316)	(106,316)		(106,316)
Delivery of Class A common stock in connection with share-based incentive compensation					(276,374)			(6,451,373)	221,427	(54,947)		(54,947)
Repurchase of common membership interests from LAZ-MD Holdings					(4,642)					(4,642)	(430)	(5,072)
Issuance of Class A common stock			3,000,000	30	116,070			3,000,000	(116,100)	–		–
Class A common stock issued in exchange for Lazard Group common membership interests, including in connection with secondary offerings			20,549,950	205	(205)					–		–
Distributions to noncontrolling interests, net										–	(17,310)	(17,310)
Adjustments related to noncontrolling interests					43,441		(9,998)			33,443	(33,443)	–

Balance – September 30, 2010	22,021	$ –	116,604,468	$1,166	$666,705	$83,348	$(70,519)	5,865,580	$(192,129)	$488,571	$147,423	$635,994

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

Lazard Ltd indirectly held approximately 94.7% and 94.0% of all outstanding Lazard Group common membership interests as of September 30, 2011 and December 31, 2010, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group. LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by Lazard Group’s current and former managing directors, held approximately 5.3% and 6.0% of the outstanding Lazard Group common membership interests as of September 30, 2011 and December 31, 2010, respectively. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”) which provided LAZ-MD Holdings with approximately 5.3% and 6.0% of the voting power but no economic rights in the Company as of such respective dates. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Lazard Ltd Class A common stock, par value $0.01 per share (“Class A common stock”). Lazard Group is governed by an Operating Agreement dated as of May 10, 2005, as amended (the “Operating Agreement”).

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

LFB is a registered bank regulated by the Autorité de Contrôle Prudentiel. It is engaged primarily in commercial and private banking services for clients and funds managed by Lazard Frères Gestion SAS (“LFG”) and other clients, investment banking activities, including participation in underwritten offerings of securities in France, asset-liability management and limited trading in securities and foreign exchange. LFB also provides support services for certain European subsidiaries of Lazard Group.

Basis of Presentation

The accompanying condensed consolidated financial statements of Lazard Ltd have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Ltd’s annual report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”). The accompanying December 31, 2010 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that Lazard may undertake in the future, actual results may differ materially from the estimates. The consolidated results of operations for the three month and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for any future interim or annual period.

The condensed consolidated financial statements include Lazard Ltd, Lazard Group and Lazard Group’s principal operating subsidiaries: Lazard Frères & Co. LLC (“LFNY”), a New York limited liability company, along with its subsidiaries, including Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”); its French limited liability companies Compagnie Financière Lazard Frères SAS (“CFLF”) along with its subsidiaries, LFB and LFG, and Maison Lazard SAS and its subsidiaries; and Lazard & Co., Limited (“LCL”), through Lazard & Co., Holdings Limited, an English private limited company (“LCH”), together with their jointly owned affiliates and subsidiaries.

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

During June 2011, the FASB amended its guidance regarding the presentation of comprehensive income, which it states was designed to improve comparability, consistency and transparency. The amendment requires that all changes in comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the one-statement approach, the Company would present total net income, including its components, followed by other comprehensive income, including its components, and a total of comprehensive income. In the two-statement approach, the first statement would present total net income and its components as currently presented by the Company in its consolidated statement of operations, followed consecutively by a second statement that would present the components of other comprehensive income, total other comprehensive income and the total of comprehensive income. The amendment is to be applied retrospectively and is effective with interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company has not yet determined whether it will adopt the amendment prior to its effective date.

During September 2011, the FASB amended its guidance regarding goodwill impairment testing and the amount of impairment loss, if any, by allowing an entity the option to make a qualitative evaluation about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of actually calculating the fair value of a reporting unit. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company has not yet determined whether it will adopt the amendment prior to its effective date. The Company does not anticipate that the adoption of the amended guidance regarding goodwill impairment testing will have a material impact on the Company’s consolidated financial statements.

3.    RECEIVABLES - NET

The Company’s “receivables - net” represents receivables from fees, customers and other, and related parties.

Receivables are stated net of an allowance for doubtful accounts of $17,457 and $15,017 at September 30, 2011 and December 31, 2010, respectively, for accounts deemed past due and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. The Company recorded bad debt expense of $1,445 and $4,875 for the three month and nine month periods ended September 30, 2011, respectively, and $226 and $9,416 for the three month and nine month periods ended September 30, 2010, respectively. In addition, the Company recorded charge-offs, foreign currency translation and other adjustments, resulting in a net decrease to the allowance for doubtful accounts of $513 and $2,435 for the three month and nine month periods ended September 30, 2011, respectively, and $2,097 and $3,991 for the three month and nine month periods ended September 30, 2010, respectively. At September 30, 2011 and December 31, 2010, the Company had receivables deemed past due or uncollectible of $21,255 and $17,101, respectively.

Customers and other receivables at September 30, 2011 and December 31, 2010 include $1,433 and $2,121, respectively, of loans to managing directors and employees of the Company that are made in the ordinary course of business at market terms.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

4.    INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Debt:
U.S. Government and agencies	$1,017	$31,900
Fixed income funds (a)	36,097	33,951
Corporate and other debt and interest-bearing deposits	21,874	29,693

	58,988	95,544

Equities (a)	89,326	88,437

Other:
Interests in alternative asset management funds (a)	44,737	58,656
Private equity	142,778	163,482
Equity method investments	11,083	11,291

	198,598	233,429

Total investments	346,912	417,410
Less:
Interest-bearing deposits	4,437	7,754
Equity method investments	11,083	11,291

Investments, at fair value	$331,392	$398,365

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$1,281	$2,897

(a)	At September 30, 2011, fixed income funds, equities and interests in alternative asset management funds include investments with fair values of $5,128, $18,999 and $4,861, respectively, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interest awards (“Lazard Fund Interests”) and other similar arrangements. Lazard Fund Interests represent grants by the Company to eligible employees of actual or notional interests in several Lazard-managed funds (see Note 13 of Notes to Condensed Consolidated Financial Statements).

The Company’s debt securities included in the table above are categorized as trading securities. Fixed income funds primarily consist of amounts seeding products of our Asset Management segment. Corporate and other debt primarily consist of United Kingdom (the “U.K.”) government and U.S. state and municipal debt securities.

Equities principally represent the Company’s investments in marketable equity securities of large-, mid- and small-cap domestic, international and global companies to seed new Asset Management products and includes investments in public and private asset management funds managed both by LAM and third-party asset managers.

Interests in alternative asset management funds represent (i) GP interests owned by Lazard in various Lazard-managed alternative asset management funds and (ii) GP interests consolidated by the Company pertaining to noncontrolling interests in such alternative asset management funds, the latter of which aggregated $7,037 and $8,219 at September 30, 2011 and December 31, 2010, respectively. Such noncontrolling interests, which represent GP interests held directly by certain of our asset management managing directors or employees of the Company, are

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

deemed to be controlled by, and therefore consolidated by, the Company in accordance with U.S. GAAP. Noncontrolling interests are presented within “stockholders’ equity” on the consolidated statements of financial condition (see Note 12 of Notes to Condensed Consolidated Financial Statements).

Private equity investments include those owned by Lazard and those consolidated but not owned by Lazard. Private equity investments owned by Lazard are primarily comprised of investments in private equity funds and direct private equity interests. Such investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies and (ii) Corporate Partners II Limited (“CP II”), a private equity fund targeting significant noncontrolling-stake investments in established public and private companies. Private equity investments also include investments consolidated but not owned by Lazard which relate solely to Lazard’s establishment of a private equity business with the Edgewater Funds (“Edgewater”), a Chicago-based private equity firm, through the acquisition of Edgewater’s management vehicles on July 15, 2009, and aggregated $37,610 and $67,206 at September 30, 2011 and December 31, 2010, respectively. The economic interests that the Company does not own are owned by the leadership team and other investors in the Edgewater management vehicles (see Note 8 of Notes to Condensed Consolidated Financial Statements).

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

During the three month and nine month periods ended September 30, 2011 and 2010, the Company recognized gross investment gains and losses in “revenue-other” on its condensed consolidated statements of operations as follows:

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2011	2010	2011	2010
Gross investment gains	$–	$17,306	$12,226	$26,690
Gross investment losses	$23,873	$–	$24,145	$7,031

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The table above includes gross unrealized investment gains and losses pertaining to “trading” securities as follows:
	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2011	2010	2011	2010
Gross unrealized investment gains	$–	$1,187	$35	$–
Gross unrealized investment losses	$2,536	$101	$1,670	$138

During the nine month period ended September 30, 2010, the Company recorded within “accumulated other comprehensive loss, net of tax” (“AOCI”) gross pre-tax unrealized investment gains of $8,672 and gross pre-tax unrealized investment losses of $1,950 pertaining to debt securities held at LFB that were designated as “available-for-sale.” With respect to adjustments for items reclassified to earnings, the average cost basis was utilized for purposes of calculating realized investment gains and losses. There were no other-than-temporary impairment charges recognized during the nine month period ended September 30, 2010.

During the fourth quarter of 2010, the Company sold its remaining “available-for-sale” debt securities. Accordingly, there were no gross pre-tax investment gains or losses recorded within AOCI during the nine month period ended September 30, 2011.

5.    FAIR VALUE MEASUREMENTS

Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

Level 1.	Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Lazard has the ability to access.

Level 2.	Assets and liabilities whose values are based on quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in non-active markets or assets valued based on net asset value (“NAV”) redeemable at the measurement date or within the near term without redemption restrictions, or inputs other than quoted prices that are directly observable or derived principally from, or corroborated by, market data.

Level 3.	Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. Items included in Level 3 include securities or other financial assets whose volume and level of activity have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis, as well as assets valued based on NAV not redeemable within the near term.

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

The fair value of interests in alternative asset management funds is classified as either Level 2 or Level 3 depending on the time frame of any applicable redemption restrictions, and is based on information provided by external pricing services.

The fair value of private equity investments is classified as Level 3, and is based on the financial statements of the underlying fund provided by fund managers, appraisals and internal valuations.

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

The following tables present the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 into the three-level fair value hierarchy in accordance with fair value measurement disclosure requirements:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt:
U.S. Government and agencies	$1,017	$–	$–	$1,017
Fixed income funds	4,173	31,924	–	36,097
Corporate and other debt	17,437	–	–	17,437
Equities	71,287	17,913	126	89,326
Other (excluding equity method investments):
Interest in alternative asset management funds	–	36,209	8,528	44,737
Private equity	–	–	142,778	142,778
Derivatives	–	19,603	–	19,603

Total Assets	$93,914	$105,649	$151,432	$350,995

Liabilities:
Securities sold, not yet purchased	$1,281	$–	$–	$1,281
Derivatives	–	29,654	–	29,654

Total Liabilities	$1,281	$29,654	$–	$30,935

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt:
U.S. Government and agencies	$31,900	$–	$–	$31,900
Fixed income funds	–	33,951	–	33,951
Corporate and other debt	21,939	–	–	21,939
Equities	66,269	21,852	316	88,437
Other (excluding equity method investments):
Interest in alternative asset management funds	–	58,656	–	58,656
Private equity	–	–	163,482	163,482
Derivatives	–	1,874	–	1,874

Total Assets	$120,108	$116,333	$163,798	$400,239

Liabilities:
Securities sold, not yet purchased	$2,897	$–	$–	$2,897
Derivatives	–	3,230	–	3,230

Total Liabilities	$2,897	$3,230	$–	$6,127

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month and nine month periods ended September 30, 2011 and 2010.

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the three month and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$135	$–	$–	$–	$(9)	$126
Interests in alternative asset management funds	–	–	8,528	–	–	8,528
Private equity	174,704	(963)	17,158	(45,058)	(3,063)	142,778

Total Level 3 Assets	$174,839	$(963)	$25,686	$(45,058)	$(3,072)	$151,432

	Nine Months Ended September 30, 2011
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$316	$3	$–	$(195)	$2	$126
Interests in alternative asset management funds	–	–	8,528	–	–	8,528
Private equity	163,482	2,861	30,233	(54,218)	420	142,778

Total Level 3 Assets	$163,798	$2,864	$38,761	$(54,413)	$422	$151,432

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	Three Months Ended September 30, 2010
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$299	$18	$2	$–	$(6)	$313
Private equity	138,409	599	1,486	(869)	4,188	143,813

Total Level 3 Assets	$138,708	$617	$1,488	$(869)	$4,182	$144,126

	Nine Months Ended September 30, 2010
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$305	$6	$8	$–	$(6)	$313
Private equity	135,914	5,352	7,040	(2,062)	(2,431)	143,813

Total Level 3 Assets	$136,219	$5,358	$7,048	$(2,062)	$(2,437)	$144,126

Sales/dispositions of private equity investments for the three month and nine month periods ended September 30, 2011 include $42,800 and $49,500, respectively, in connection with a reduction of interests in certain funds of Edgewater as such funds are no longer consolidated by Lazard.

With respect to Level 3 assets held at September 30, 2011 and 2010, net gains (losses) included in earnings for the three month and nine month periods ended September 30, 2011 and the three month and nine month periods ended September 30, 2010 in connection with the change in unrealized gains and losses relating to such assets were $(829), $2,988, $617 and $5,358, respectively.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

In addition to the derivative instruments above, the Company has recognized a derivative liability relating to its obligation pertaining to Lazard Fund Interests and other similar arrangements, the fair value of which is based on the value of the underlying investments and is included in “accrued compensation and benefits” on the consolidated statement of financial condition as of September 30, 2011. Changes in the fair value of the derivative liability are included in “compensation and benefits” expense on the condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2011, the impact of which directly offsets the changes in the fair value of the underlying investments owned and is reported in “revenue-other” in the condensed consolidated statements of operations.

As a result of the sale of the Company’s “available-for-sale” debt securities during the fourth quarter of 2010 as discussed above, there were no derivatives designated as hedging instruments for the three month and nine month periods ended September 30, 2011. During the three month and nine month periods ended September 30, 2010, the Company recognized pre-tax losses pertaining to interest rate swaps designated as hedging instruments of $332 and $4,088, respectively. These losses were substantially offset by gains recognized on the hedged risk portion of such “available-for-sale” securities.

The table below represents the fair values of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the Company’s derivative liability relating to its obligation pertaining to Lazard Fund Interests and other similar arrangements reported within “accrued compensation and benefits” on the accompanying condensed consolidated statements of financial condition as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Derivative Assets:
Forward foreign currency exchange rate contracts	$7,963	$1,432
Interest rate swaps	44	57
Equity and fixed income swaps and other	11,596	385

	$19,603	$1,874

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$367	$2,151
Interest rate swaps	299	326
Equity and fixed income swaps	–	753
Lazard Fund Interests and other similar arrangements	28,988	–

	$29,654	$3,230

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Net gains (losses) with respect to derivative instruments not designated as hedging instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liability relating to its obligation pertaining to Lazard Fund Interests and other similar arrangements (reported in “compensation and benefits” expense, which directly offsets corresponding amounts reported in “revenue-other” as described above) as reflected on the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2011 and 2010, by type of derivative, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Forward foreign currency exchange rate contracts	$6,541	$(11,884)	$(2,856)	$467
Interest rate swaps	16	2	13	36
Equity and fixed income swaps and other	12,014	(6,900)	9,296	(2,850)
Lazard Fund Interests and other similar arrangements	(3,961)	–	(3,961)	–

	$14,610	$(18,782)	$2,492	$(2,347)

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

The aggregate non-contingent consideration relating to the equity interests of LAM held by present and former employees of LAM and its subsidiaries (the “Transaction Consideration”) consists of (i) cash payments made from the closing of the LAM Merger through January 2, 2009 of approximately $60,100, (ii) a cash payment on October 31, 2011 of approximately $90,300 and (iii) an issuance on October 31, 2011 of 2,201,457 shares of Class A common stock (plus additional shares of Class A common stock in an amount determined by reference to the cash dividends paid on Class A common stock since the closing of the LAM Merger), subject, in the case of clause (ii) and (iii) and, with respect to certain present employees of LAM and its subsidiaries, to delayed payment/issuance until the eighth anniversary of the closing of the LAM Merger if the applicable employee is no longer employed by Lazard or its affiliates on October 31, 2011, subject to certain exceptions. The related liabilities for the present value of the unpaid cash consideration have been recorded in the accompanying condensed consolidated statements of financial condition in “accrued compensation and benefits” and “other liabilities”, and amounted to $15,649 and $74,930, respectively, as of September 30, 2011, and $15,152 and $71,394, respectively, as of December 31, 2010.

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

In prior years, the Company made certain other business acquisitions. These purchases were affected through an exchange of a combination of cash, Class A common stock, and by Lazard Ltd issuing shares of non-participating convertible Series A and Series B preferred stock, which are or were each convertible into Class A common stock. In connection with such acquisitions, as of September 30, 2011 and December 31, 2010, 47,474 and 1,295,029 shares of Class A common stock, respectively, were issuable on a non-contingent basis. Additionally, at December 31, 2010, 4,862 shares of Series A preferred stock were convertible into Class A common shares on a non-contingent basis, with the number of Class A common shares dependent on certain variables (see Note 12 of Notes to Condensed Consolidated Financial Statements). During the nine month period ended September 30, 2011, an additional 9,238 shares became convertible, with the total of 14,100 shares of Series A preferred stock converting into 2,434,561 shares of Class A common stock during the period. Depending upon the future performance of such businesses acquired, at September 30, 2011 and December 31, 2010, 7,921 and 17,159 shares of Series A preferred stock were contingently convertible into shares of Class A common stock.

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets as of September 30, 2011 and December 31, 2010 are presented below:

	September 30, 2011	December 31, 2010
Goodwill	$350,921	$313,229
Other intangible assets (net of accumulated amortization)	43,461	48,210

	$394,382	$361,439

At September 30, 2011 and December 31, 2010, goodwill of $286,380 and $251,599, respectively, was attributable to the Company’s Financial Advisory segment and, at such respective dates, $64,541 and $61,630 of goodwill was attributable to the Company’s Asset Management segment.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Changes in the carrying amount of goodwill for the nine month periods ended September 30, 2011 and 2010 are as follows:

	Nine Months Ended September 30,
	2011	2010
Balance, January 1	$313,229	$261,703
Business acquisitions, including $39,654 of additional contingent consideration earned relating to prior year business acquisitions	42,566	–
Foreign currency translation adjustments	(4,874)	6,019

Balance, September 30	$350,921	$267,722

The gross cost and accumulated amortization of other intangible assets as of September 30, 2011 and December 31, 2010, by major intangible asset category, are as follows:

	September 30, 2011			December 31, 2010
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/performance fees	$30,740	$1,450	$29,290	$30,740	$890	$29,850
Management fees, customer relationships and non-compete agreements	32,624	18,453	14,171	32,477	14,117	18,360

	$63,364	$19,903	$43,461	$63,217	$15,007	$48,210

Amortization expense of intangible assets for the three month and nine month periods ended September 30, 2011 was $1,716 and $4,896, respectively, and for the three month and nine month periods ended September 30, 2010 was $1,719 and $5,258, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2011 (October 1 through December 31)	$1,399
2012	6,331
2013	12,689
2014	9,750
2015	7,167
Thereafter	6,125

Total amortization expense	$43,461

(a)	Approximately 48% of intangible asset amortization is attributable to a noncontrolling interest.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

10.    SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of September 30, 2011 and December 31, 2010:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of
				September 30, 2011	December 31, 2010
Lazard Group 7.125% Senior Notes	$550,000	5/15/15	7.125%	$528,500	$528,500
Lazard Group 6.85% Senior Notes	600,000	6/15/17	6.85%	548,350	548,350
Lazard Group Credit Facility	150,000	4/29/13	1.90%	–	–

Total				$1,076,850	$1,076,850

On April 29, 2010, Lazard Group entered into a $150,000, three-year senior revolving credit facility with a group of lenders (the “Credit Facility”). The Credit Facility, as amended, replaced the prior revolving credit facility, which was terminated as a condition to effectiveness of the Credit Facility. Interest rates under the Credit Facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of September 30, 2011, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 1.90%. As of September 30, 2011 and December 31, 2010, no amounts were outstanding under the Credit Facility.

The Credit Facility contains customary terms and conditions, including certain financial covenants. In addition, the Credit Facility, the indenture and supplemental indentures relating to Lazard Group’s senior notes, contain certain covenants (none of which relate to financial condition), events of default and other customary provisions, including a customary make-whole provision in the event of early redemption where applicable. As of September 30, 2011, the Company was in compliance with all of these provisions. All of the Company’s senior debt obligations are unsecured.

As of September 30, 2011, the Company had approximately $322,000 in unused lines of credit available to it, including the Credit Facility, and unused lines of credit available to LFB of approximately $100,000 (at September 30, 2011 exchange rates) and Edgewater of $65,000. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

Subordinated Debt—Subordinated debt at December 31, 2010 represented a promissory note amounting to $150,000. The note had a maturity date of September 30, 2016 and had a fixed interest rate of 3.25% per annum. Until June 30, 2011, the note had a conversion feature which permitted the holder to convert the note into a maximum of 2,631,570 shares of Class A common stock at an effective conversion price of $57 per share. No conversions had occurred through that date and the note was no longer convertible. On July 22, 2011, the Company repurchased its outstanding subordinated promissory note, at a cost, excluding accrued interest, of $131,829. Such repurchase resulted in a pre-tax gain of $18,171, which was recognized by the Company in the third quarter of 2011 and included in “revenue-other” on the accompanying Condensed Consolidated Statements of Operations.

The Company’s debt at September 30, 2011 and December 31, 2010 are recorded at historical amounts. At September 30, 2011 and December 31, 2010, the fair value of the Company’s senior and subordinated debt outstanding was approximately $1,174,000 and $1,271,000, respectively, and exceeded the aggregate carrying value by approximately $97,000 and $44,000, respectively. The fair value of the Company’s debt was estimated using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements or based on market quotations, where available.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

11.    COMMITMENTS AND CONTINGENCIES

Leases—Lazard has various leases and other contractual commitments arising in the ordinary course of business. At September 30, 2011, minimum rental commitments under non-cancelable operating leases, net of sublease income, are approximately as follows:

Year Ending December 31,
2011 (October 1 through December 31)	$18,170
2012	57,491
2013	65,469
2014	67,957
2015	63,818
Thereafter	807,230

Total minimum lease payments	1,080,135

Sublease proceeds	180,647

Net lease payments	$899,488

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At September 30, 2011, LFB had $4,143 of such indemnifications and held $2,828 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the consolidated statement of financial condition.

Investment Capital Funding Commitments—At September 30, 2011, the maximum principal unfunded commitments by the Company for capital contributions to investment funds related to (i) CP II, amounting to $2,692 for potential “follow-on investments” and/or for CP II expenses through the earlier of February 25, 2017 or the liquidation of the fund, (ii) Edgewater Growth Capital Partners III, L.P. (“EGCP III”), an Edgewater private equity fund, amounting to $41,753, through the earlier of October 12, 2016 (i.e., the end of the investment period) for investments and/or expenses (with a portion of the undrawn amount of such commitment as of that date remaining committed until October 12, 2023 in respect of “follow-on investments” and/or EGCP III expenses) or the liquidation of the fund and (iii) a $25,000 investment commitment to develop certain real estate investment funds until the earliest of (a) the date on which third-party assets under management in such funds reach $250,000, (b) December 31, 2013 or (c) the date on which the principal manager of such funds is no longer employed by Lazard.

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. Such commitments at September 30, 2011 aggregated $16,718. These commitments have varying expiration dates and are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level. These commitments may not represent future cash requirements as they may expire without being drawn upon.

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

12.    STOCKHOLDERS’ EQUITY

Issuance of Class A Common Shares—During the three month period ended March 31, 2010, 3,000,000 shares of Class A common stock were newly issued by Lazard Ltd to Lazard Group in connection with the settlement of vested restricted stock unit grants denominated in shares of Class A common stock (“RSUs”). Such shares were authorized as part of the 25,000,000 shares of Class A common stock that may be issued under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”). In addition, during the third quarters of 2011 and 2010, the Company issued an aggregate of 3,682,116 shares (including 1,247,555 shares delivered from Class A common stock held by a subsidiary) and 888,605 shares of Class A common stock, respectively, in connection with certain prior year business acquisitions (see Note 8 of Notes to Condensed Consolidated Financial Statements).

Secondary Offerings—Pursuant to the applicable Prospectus Supplements, certain selling shareholders of Lazard Ltd (which include current and former managing directors of Lazard (and, from time to time, certain of our directors, executive officers or former executive officers) and their permitted transferees (collectively, the “Selling Shareholders”) who hold LAZ-MD Holdings exchangeable interests and/or Class A common stock), may offer to sell shares of Class A common stock pursuant to applicable underwriting and pricing agreements. During the nine month period ended September 30, 2010 two such secondary offerings occurred, which are described below (no secondary offerings occurred during the nine month period ended September 30, 2011).

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

In August 2010, certain Selling Shareholders (the “August 2010 Selling Shareholders”) sold 7,397,837 shares of Class A common stock at a price of $30.32 per share (the “August 2010 Secondary Offering”, and together with the March 2010 Secondary Offering, the “2010 Secondary Offerings”). Separately, in connection with the August 2010 Secondary Offering, Lazard Group agreed to purchase from the August 2010 Selling Shareholders 2,500,000 shares of Class A common stock for an aggregate cost of $75,800 ($30.32 per share), with such purchase being part of the share repurchase program in effect during 2010. In the aggregate, the August 2010 Selling Shareholders sold a total of 9,897,837 shares of Class A common stock (including

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

7,194,144 shares of Class A common stock previously received upon the exchange of a like number of LAZ-MD Holdings exchangeable interests and 2,703,693 shares of Class A common stock received upon a simultaneous exchange of a like number of LAZ-MD Holdings exchangeable interests).

Lazard Ltd did not receive any net proceeds from the sales of Class A common stock from the 2010 Secondary Offerings.

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

During the nine month periods ended September 30, 2011 and 2010, Lazard Group distributed the following amounts to LAZ-MD Holdings and the subsidiaries of Lazard Ltd (none of which related to tax distributions):

	Nine Months Ended September 30,
	2011	2010
LAZ-MD Holdings	$3,280	$8,453
Subsidiaries of Lazard Ltd	51,409	36,714

	$54,689	$45,167

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments, as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.

Exchange of Lazard Group Common Membership Interests—In addition to the simultaneous exchanges that occurred in connection with the 2010 Secondary Offerings discussed above, during the nine month periods ended September 30, 2011 and 2010, Lazard Ltd issued 738,655 and 11,665,618 shares of Class A common stock, respectively, in connection with the exchange of a like number of Lazard Group common membership interests (received from members of LAZ-MD Holdings in exchange for a like number of LAZ-MD Holdings exchangeable interests).

See “Noncontrolling Interests” below for additional information regarding Lazard Ltd’s and LAZ-MD Holdings’ ownership interests in Lazard Group.

Share Repurchase Program—In January 2010, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, the repurchase of up to $200,000 in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2011. The Company’s prior share repurchase program expired on December 31, 2009. In February 2011, the Board of Directors of Lazard Ltd authorized the repurchase of up to an additional $250,000 in aggregate cost of Class A common stock and Lazard Group common membership interests through December 31, 2012. The Company expects that the share repurchase program, with respect to the Class A common stock, will continue to be used primarily to offset a portion of the shares that have been or will be

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

issued under the 2005 Plan and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”). Pursuant to such authorizations, purchases have been made in the open market or through privately negotiated transactions, and since the inception of the program in February 2006 through September 30, 2011, purchases by Lazard Group with respect to such program are set forth in the table below (including, in the nine month period ended September 30, 2011, purchases of 4,318,916 Class A common shares, at an aggregate cost of $158,617, and the purchase of 19,032 Lazard Group common membership interests, at an aggregate cost of $794):

	Number of Shares/Common Membership Interests Purchased	Average Price Per Share/Common Membership Interest
Class A common stock	21,092,575	$33.58
Lazard Group common membership interests	1,400,089	$32.66

As a result of Lazard Group’s delivery of shares of Class A common stock during the four year and nine month period ended September 30, 2011 relating to (i) the settlement of vested RSUs and deferred stock unit grants (“DSUs”), (ii) the incentive plan share awards of shares of restricted Class A common stock and (iii) the issuance of shares of restricted Class A common stock in exchange for RSUs and (iv) the delivery of shares of Class A common stock in connection with business acquisitions, there were 4,098,431 and 6,847,508 shares of Class A common stock held by Lazard Group at September 30, 2011 and December 31, 2010, respectively. Such Class A common shares are reported, at cost, as “Class A common stock held by a subsidiary” on the accompanying condensed consolidated statements of financial condition.

As of September 30, 2011, $133,360 of the $450,000 share repurchase amount authorized as of such date remained available under the share repurchase program, which authorization expires on December 31, 2012. On October 26, 2011, Lazard Ltd’s Board of Directors authorized, on a cumulative basis, the repurchase of up to an additional $125,000 in aggregate cost of its Class A common stock and Lazard Group common membership interests, which authorization expires on December 31, 2013, and brings the total remaining repurchase authorization to $258,360, subject to expiration as set forth above. In addition, under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs, shares of Class A common stock may be withheld by the Company to cover estimated income taxes (see Note 13 of Notes to Condensed Consolidated Financial Statements).

Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A preferred stock and Series B preferred stock. The Series A and Series B preferred shares are each non-participating securities that are or were each convertible into Class A common stock, and have no voting or dividend rights. As of September 30, 2011 and December 31, 2010, 7,921 and 22,021 shares of Series A preferred stock, respectively, were outstanding, and no shares of Series B preferred stock were outstanding at such dates.

At December 31, 2010, 4,862 shares of the Series A preferred shares outstanding were convertible into shares of Class A common stock. During the nine month period ended September 30, 2011, an additional 9,238 shares became convertible, with the total of 14,100 shares of Series A preferred stock converting into shares of Class A common stock during the period. The remaining 7,921 and 17,159 shares of Series A preferred stock outstanding at September 30, 2011 and December 31, 2010, respectively, may become convertible into shares of Class A common stock upon completion or satisfaction of specified obligations in the applicable acquisition agreement. The Series A preferred stock conversion rate into shares of Class A common stock varies, with the ultimate conversion rate dependent on certain variables, including the value of the Class A common stock, as defined, and the currency exchange rate on the date of conversion.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Accumulated Other Comprehensive Income (Loss), Net of Tax—The components of AOCI at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010

Currency translation adjustments	$6,871	$13,193
Interest rate hedge	(3,820)	(4,611)
Employee benefit plans	(63,136)	(56,595)

Total AOCI	(60,085)	(48,013)
Less amount attributable to noncontrolling interests	(2,373)	(1,855)

Total Lazard Ltd AOCI	$(57,712)	$(46,158)

Noncontrolling Interests—Noncontrolling interests principally represent interests held in (i) Lazard Group by LAZ-MD Holdings, (ii) Edgewater’s management vehicles that the Company is deemed to control, but does not own, and (iii) various GP interests which are deemed to be controlled by the Company.

As of September 30, 2011 and December 31, 2010, LAZ-MD Holdings held approximately 5.3% and 6.0%, respectively, of the outstanding Lazard Group common membership interests. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Class A common stock.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables summarize the changes in ownership interests in Lazard Group held by Lazard Ltd and LAZ-MD Holdings during the nine month periods ended September 30, 2011 and 2010:

	Lazard Ltd		LAZ-MD Holdings		Total Lazard Group Common Membership Interests
	Common Membership Interests	% Ownership	Common Membership Interests	% Ownership
Balance, January 1, 2010	92,165,912	74.5%	31,520,426	25.5%	123,686,338
Activity January 1, 2010 to September 30, 2010:
Common membership interest activity in connection with:
Equity compensation	3,000,000		–		3,000,000
2010 Secondary Offerings	8,884,332		(8,884,332)		–
Exchanges for Class A common stock	11,665,618		(11,665,618)		–
Business acquisitions	888,605		–		888,605
Repurchase of common membership interests from LAZ-MD Holdings	–		(167,286)		(167,286)

Balance, September 30, 2010	116,604,467	91.5%	10,803,190	8.5%	127,407,657

Balance, January 1, 2011	119,697,936	94.0%	7,652,625	6.0%	127,350,561
Activity January 1, 2011 to September 30, 2011:
Common membership interest activity in connection with:
Exchanges for Class A common stock	738,655		(738,655)		–
Business acquisitions	2,434,561		–		2,434,561
Repurchase of common membership interests from LAZ-MD Holdings	–		(19,032)		(19,032)

Balance, September 30, 2011	122,871,152	94.7%	6,894,938	5.3%	129,766,090

The change in Lazard Ltd’s ownership in Lazard Group in the nine month periods ended September 30, 2011 and 2010 did not materially impact Lazard Ltd’s stockholders’ equity.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The tables below summarize net income (loss) attributable to noncontrolling interests for the three month and nine month periods ended September 30, 2011 and 2010 and noncontrolling interests as of September 30, 2011 and December 31, 2010 in the Company’s condensed consolidated financial statements:

	Net Income (Loss) Attributable To Noncontrolling Interests
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
LAZ-MD Holdings	$4,209	$6,152	$11,955	$4,909
Edgewater	587	(366)	7,492	3,511
GP interests	(192)	879	(179)	151
Other	(170)	(402)	(296)	(712)

Total	$4,434	$6,263	$18,972	$7,859

	Noncontrolling Interests As Of
	September 30, 2011	December 31, 2010
LAZ-MD Holdings	$30,576	$22,167
Edgewater	105,461	111,289
GP interests	7,037	8,219
Other	1,609	2,044

Total	$144,683	$143,719

Dividend Declared, October 2011—On October 26, 2011, the Board of Directors of Lazard Ltd declared a quarterly dividend of $0.16 per share on its Class A common stock, payable on November 25, 2011, to stockholders of record on November 7, 2011.

13.    INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2005 Plan and 2008 Plan, and activity with respect thereto during the three and nine month periods ended September 30, 2011 and 2010, is presented below.

Shares Available Under the 2005 Plan and 2008 Plan

The 2005 Plan authorizes the issuance of up to 25,000,000 shares of Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock, stock units and other equity-based awards. Each stock unit granted under the 2005 Plan represents a contingent right to receive one share of Class A common stock, at no cost to the recipient. The fair value of such stock unit awards is determined based on the closing market price of Class A common stock at the date of grant.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010 (*)
Compensation and benefits	$58,489	$46,814	$200,899	$201,157
Restructuring	–	–	–	46,880

Total	$58,489	$46,814	$200,899	$248,037

(*)	Includes, during the nine month period ended September 30, 2010, $24,860 relating to the January 2010 amendment of the Company’s retirement policy (described below).

RSUs issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the nine month periods ended September 30, 2011 and 2010, issuances of RSUs pertaining to such dividend participation rights and respective charges to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”), consisted of the following:

	Nine Months Ended September 30
	2011	2010
Issuance of RSUs	251,146	244,754
Charges to retained earnings, net of estimated forfeitures	$8,169	$6,963

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

Non-Executive members of the Board of Directors receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 26,859 and 31,588 DSUs granted during the nine month periods ended September 30, 2011 and 2010, respectively. Their

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into Class A common stock at the time of cessation of service to the Board. The DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock, and resulted in nominal cash payments for the nine month periods ended September 30, 2011 and 2010.

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the 2005 Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. During the nine month periods ended September 30, 2011 and 2010, 5,371 and 5,912 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, which, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan, totaled $70 and $1,194 during the three month and nine month periods ended September 30, 2011, respectively, and $58 and $1,173 during the three month and nine month periods ended September 30, 2010, respectively.

The following is a summary of activity relating to RSUs and DSUs during the nine month periods ended September 30, 2011 and 2010:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Balance, January 1, 2011	22,108,635	$35.67	121,737	$34.46
Granted (including 251,146 RSUs relating to dividend participation)	6,764,420	$43.91	32,230	$37.06
Forfeited	(287,975)	$37.73	–	–
Vested/Converted	(7,848,744)	$39.21	(16,120)	$34.76

Balance, September 30, 2011	20,736,336	$36.99	137,847	$35.03

Balance, January 1, 2010	23,367,813	$37.01	103,146	$35.75
Granted (including 244,754 RSUs relating to dividend participation)	7,730,444	$35.66	37,500	$31.27
Forfeited	(726,948)	$36.21	–	–
Vested/Converted/Exchanged	(7,979,501)	$39.86	(20,435)	$35.38

Balance, September 30, 2010	22,391,808	$35.57	120,211	$34.42

The Company satisfied certain employees’ tax obligations in lieu of issuing 2,302,798 and 1,602,999 shares of Class A common stock in connection with RSUs that vested during the periods set forth in the table above. Accordingly, 5,545,946 and 6,335,607 shares of Class A common stock held by Lazard Group were delivered during the nine month periods ended September 30, 2011 and 2010, respectively.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

As of September 30, 2011, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $309,000, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.5 years subsequent to September 30, 2011. The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock during the nine month periods ended September 30, 2011 and 2010:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2011	95,332	$37.63
Granted	327,238	$43.70
Vested	(327,238)	$43.70

Balance, September 30, 2011	95,332	$37.63

Balance, January 1, 2010	–	–
Granted/Exchanged	95,332	$37.63
Vested	–	–

Balance, September 30, 2010	95,332	$37.63

The Company satisfied certain employees’ tax obligations in lieu of delivering 68,866 shares of Class A common stock in connection with shares of restricted Class A common stock that vested during the period set forth in the table above. Accordingly, 258,372 shares of Class A common stock held by Lazard Group were delivered during the nine month period ended September 30, 2011.

Expense relating to restricted stock awards is charged to “compensation and benefits” expense within the Company’s condensed consolidated statements of operations, and amounted to $374 and $9,373 for the three month and nine month periods ended September 30, 2011, respectively, and $483 and $643 for the three month and nine month periods ended September 30, 2010, respectively. The awards include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At September 30, 2011, unrecognized restricted stock expense was approximately $1,300, with such expense to be recognized over a weighted average period of approximately 1.0 years subsequent to September 30, 2011.

For purposes of calculating diluted net income per share, such awards are included in the diluted weighted average shares of Class A common stock outstanding using the “treasury stock” method.

Other Incentive Awards

As previously described, in February 2011, the Company granted to eligible employees Lazard Fund Interests. In connection with the Lazard Fund Interests and other similar arrangements, the Company recorded a prepaid

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

compensation asset and a corresponding compensation liability at the grant date fair value. The prepaid asset is amortized on a straight-line basis over the applicable vesting periods or requisite service periods. Lazard Fund Interests that do not require future service are expensed immediately.

The Lazard Fund Interests granted generally provide for one-third vesting on March 1, 2013 and two-thirds vesting on March 3, 2014. The amortization of the prepaid asset is charged to “compensation and benefits” expense within the Company’s consolidated statement of operations, and amounted to $2,480 and $7,534 for the three month and nine month periods ended September 30, 2011, respectively. As of September 30, 2011, unrecognized compensation expense for Lazard Fund Interests and other similar arrangements, adjusted for estimated forfeitures, was approximately $21,000. Such compensation expense will generally be recognized over a weighted average period of approximately 2.0 years subsequent to September 30, 2011. The related compensation liability is accounted for at fair value as a derivative liability, and is adjusted for changes in the fair value of the underlying investments, with such changes in value directly offset by a corresponding amount recorded to “compensation and benefits” expense within the Company’s consolidated statements of operations (see Note 6 of Notes to Condensed Consolidated Financial Statements).

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

Employer Contributions to Pension Plans—In accordance with agreements reached with the Trustees of certain U.K. pension plans in 2005, the Company was obligated to make further contributions to such pension plans based upon the cumulative performance of the plans’ assets against specific benchmarks as measured on June 1, 2009 and subsequently remeasured on June 1, 2010. As of December 31, 2009, the obligation related to the cumulative underperformance of the plans’ assets (the “underperformance obligation”) was payable in equal monthly installments through May 2013. During the year ended December 31, 2010, the Company contributed approximately $8,600 to settle the plans’ underperformance obligation in full.

In addition, on June 30, 2009 the Company and Trustees concluded the December 31, 2007 triennial valuation of the U.K. pension plans discussed above, pursuant to which: (i) the Company agreed to contribute, in addition to amounts to cover administrative expenses under the plans, 2.3 million British pounds ($3,584 at September 30, 2011 exchange rates), during each year from 2011 to 2018 inclusive, subject to adjustment resulting from the December 31, 2010 triennial valuation, which the Company expects to have concluded prior to the contribution payment scheduled for 2011, and (ii) to secure the Company’s obligations thereunder, on July 15, 2009 the Company placed in escrow 12.5 million British pounds, with a final redemption date of December 31, 2018. This amount is subject to adjustment based on the results of the December 31, 2010 triennial valuation and subsequent triennial valuations. The aggregate escrow balance has been recorded in “cash deposited with clearing organizations and other segregated cash” and “investments”, respectively, on the accompanying condensed consolidated statements of financial condition. Income on the escrow balance accretes to the Company and is recorded in interest income.

During the nine month period ended September 30, 2011, no contribution to these U.K. pension plans was required, and no contributions were required to be made to other pension plans.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables summarize the components of total benefit cost (credit) for the three month and nine month periods ended September 30, 2011 and 2010:

	Pension Plans		Post-Retirement Medical Plans
	Three Months Ended September 30,
	2011	2010	2011	2010
Components of Net Periodic Benefit Cost (Credit):
Service cost	$163	$160	$18	$20
Interest cost	7,242	6,921	70	73
Expected return on plan assets	(7,763)	(7,372)	–	–
Amortization of:
Prior service cost (credit)	756	632	–	(332)
Net actuarial loss	65	203	–	–

Net periodic benefit cost (credit)	$463	$544	$88	$(239)

	Pension Plans		Post-Retirement Medical Plans
	Nine Months Ended September 30,
	2011	2010	2011	2010
Components of Net Periodic Benefit Cost (Credit):
Service cost	$495	$420	$52	$60
Interest cost	21,401	20,708	209	219
Expected return on plan assets	(23,029)	(21,801)	–	–
Amortization of:
Prior service cost (credit)	2,258	2,108	–	(1,023)
Net actuarial loss	194	602	–	–

Net periodic benefit cost (credit)	$1,319	$2,037	$261	$(744)

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

The 2010 Restructuring Charge primarily consisted of compensation-related expenses, including the acceleration of unrecognized expenses pertaining to RSUs previously granted to individuals who were terminated pursuant to the restructuring, severance and benefit payments and other costs. As of September 30, 2011 and December 31, 2010, the remaining liability associated with the 2010 Restructuring Plan was $13,036 and $21,381, respectively. In the first quarter of 2009 the Company also announced a restructuring plan (the “2009 Restructuring Plan”). As of September 30, 2011 and December 31, 2010, the remaining liability associated with the 2009 Restructuring Plan was $4,901 and $5,427, respectively. During the nine month period ended September 30, 2011, other than cash payments of $8,345 and $526 for the 2010 Restructuring Plan and the 2009 Restructuring Plan, respectively, there were no adjustments to the amounts relating to the 2010 and 2009

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Restructuring Plans. Liabilities relating to the 2010 and 2009 Restructuring Plans are reported within “accrued compensation and benefits” and “other liabilities” on the accompanying condensed consolidated statements of financial condition.

16.    INCOME TAXES

As a result of its indirect investments in Lazard Group, Lazard Ltd is subject to U.S. federal income taxes on its portion of Lazard Group’s operating income. Although a portion of Lazard Group’s income is subject to U.S. federal income taxes, Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income from its U.S. operations is generally not subject to U.S. federal income taxes because such income is attributable to the partners. In addition, Lazard Group is subject to New York City Unincorporated Business Tax (“UBT”), which is attributable to Lazard Group’s operations apportioned to New York City. UBT is incremental to the U.S. federal statutory tax rate. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes.

The Company recorded income tax provisions of $20,605 and $51,704 for the three month and nine month periods ended September 30, 2011, respectively, and $9,113 and $29,049 for the three month and nine month periods ended September 30, 2010, respectively, representing effective tax rates of 23.5%, 20.6%, 11.5% and 25.9%, respectively. The difference between the U.S. federal statutory rate of 35.0% and the effective tax rates described above principally relates to (i) Lazard Group primarily operating as a limited liability company in the U.S., (ii) foreign source income (loss) not subject to U.S. income taxes, (iii) Lazard Group’s income from U.S. operations attributable to noncontrolling interests, (iv) changes in the valuation allowance on deferred tax assets affecting the provision for income taxes and (v) U.S. state and local taxes (primarily UBT), which are incremental to the U.S. federal statutory tax rate.

Substantially all of Lazard’s foreign operations are conducted in “pass-through” entities for U.S. income tax purposes and the Company provides for U.S. income taxes on a current basis for substantially all of those earnings. The repatriation of prior earnings attributable to “non-pass-through” entities would not result in the recognition of a material amount of additional U.S. income taxes.

Tax Receivable Agreement

The redemption of historical partner interests in connection with the Company’s separation and recapitalization that occurred in May 2005 and subsequent exchanges of LAZ-MD Holdings exchangeable interests for shares of Class A common stock have resulted, and future exchanges of LAZ-MD Holdings exchangeable interests for shares of Class A common stock may result, in increases in the tax basis of the tangible and/or intangible assets of Lazard Group. The tax receivable agreement dated as of May 10, 2005 with LFCM Holdings requires the Company to pay LFCM Holdings 85% of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of the above-mentioned increases in tax basis. The Company calculates this provision annually and includes such amounts in operating expenses on its consolidated statements of operations once the results of operations for the full year are known. As a result, there is no provision for such payments in the nine month periods ended September 30, 2011 and 2010. If any provision is required pursuant to the tax receivable agreement, such amount would be fully offset by a reduction in the Company’s income tax expense.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

17.    NET INCOME PER SHARE OF CLASS A COMMON STOCK

The Company’s basic and diluted net income per share calculations for the three month and nine month periods ended September 30, 2011 and 2010 are computed as described below.

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

Denominator—utilizes the weighted average number of shares of Class A common stock outstanding for the respective periods as in the basic net income per share calculation described above, plus, to the extent applicable and dilutive, the incremental number of shares of Class A common stock to settle share-based incentive compensation, convertible debt, convertible preferred stock and LAZ-MD Holdings exchangeable interests, using the “treasury stock” method, the “if converted” method or the “as-if-exchanged” basis, as applicable.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The calculations of the Company’s basic and diluted net income per share and weighted average shares outstanding for the three month and nine month periods ended September 30, 2011 and 2010 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to Lazard Ltd	$62,699	$64,091	$179,710	$75,129
Add - adjustment associated with Class A common stock issuable on a non-contingent basis	86	116	285	95

Net income attributable to Lazard Ltd - basic	62,785	64,207	179,995	75,224
Add - dilutive effect, as applicable, of:
Adjustments to income relating to interest expense and changes in net income attributable to noncontrolling interests resulting from assumed Class A common stock issuances in connection with share-based incentive compensation, convertible debt, convertible preferred stock and exchangeable interests, net of tax	3,618	5,992	12,692	3,988

Net income attributable to Lazard Ltd - diluted	$66,403	$70,199	$192,687	$79,212

Weighted average number of shares of Class A common stock outstanding	115,071,470	108,302,438	114,026,323	98,579,076
Add - adjustment for shares of Class A common stock issuable on a non-contingent basis	3,244,474	2,756,633	3,559,705	2,861,665

Weighted average number of shares of Class A common stock outstanding - basic	118,315,944	111,059,071	117,586,028	101,440,741
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of Class A common stock issuable from share-based incentive compensation, convertible debt, convertible preferred stock and exchangeable interests	18,542,012	27,035,030	20,679,466	34,113,390

Weighted average number of shares of Class A common stock outstanding - diluted	136,857,956	138,094,101	138,265,494	135,554,131

Net income attributable to Lazard Ltd per share of Class A common stock:
Basic	$0.53	$0.58	$1.53	$0.74

Diluted	$0.49	$0.51	$1.39	$0.58

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

18.    RELATED PARTIES

Amounts receivable from, and payable to, related parties as of September 30, 2011 and December 31, 2010 are set forth below:

	September 30, 2011	December 31, 2010
Receivables
LFCM Holdings	$12,375	$24,785
Other	1,873	89

Total	$14,248	$24,874

Payables
LFCM Holdings	$3,327	$2,819
Other	755	–

Total	$4,082	$2,819

LFCM Holdings

LFCM Holdings owns and operates the capital markets business and fund management activities, as well as other specified non-operating assets and liabilities, that were transferred to it by Lazard Group (referred to as the “separated businesses”) in May 2005 and is owned by various current and former working members, including certain of Lazard’s current and former managing directors (which also include the Company’s executive officers) who were or are also members of LAZ-MD Holdings. In addition to the master separation agreement, which effected the separation and recapitalization that occurred in May 2005, LFCM Holdings entered into certain agreements that addressed various business matters associated with the separation, including agreements related to administrative and support services (the “administrative services agreement”), employee benefits, insurance matters and licensing. In addition, LFCM Holdings and Lazard Group entered into a business alliance agreement. Certain of these agreements are described in more detail in the Company’s Form 10-K.

For the three month and nine month periods ended September 30, 2011, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $596 and $1,788, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $5,927 and $19,074, respectively. For the three month and nine month periods ended September 30, 2010, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $557 and $1,616, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $2,779 and $9,508, respectively. Amounts relating to the administrative services agreement are reported as reductions to operating expenses. Net referral fees for underwriting transactions under the business alliance agreement are reported in “revenue-other”. Net referral fees for private placement, M&A and restructuring transactions under the business alliance agreement are reported in advisory fee revenue.

Receivables from LFCM Holdings and its subsidiaries as of September 30, 2011 and December 31, 2010 primarily include $1,566 and $12,775, respectively, related to administrative and support services and reimbursement of expenses incurred on behalf of LFCM Holdings, and $9,698 and $11,413, respectively, related to referral fees for underwriting and private placement transactions. Payables to LFCM Holdings and its

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

subsidiaries at September 30, 2011 and December 31, 2010 relate to obligations pursuant to the tax receivable agreement of $2,361 (see Note 16 of Notes to Condensed Consolidated Financial Statements) and $966 and $458, respectively, principally relating to certain advances and referral fees for Financial Advisory transactions.

Other

Other receivables and payables at September 30, 2011 primarily relate to referral fees for restructuring and M&A transactions with companies within the MBA Lazard Holdings S.A. group, an Argentina-based group in which the Company has a 50% ownership interest.

LAZ-MD Holdings

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for both the three month periods ended September 30, 2011 and 2010, such charges amounted to $188, and for both the nine month periods ended September 30, 2011 and 2010, such charges amounted to $563.

19.    REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At September 30, 2011, LFNY’s regulatory net capital was $167,157, which exceeded the minimum requirement by $161,116.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”), are regulated by the Financial Services Authority. At September 30, 2011, the aggregate regulatory net capital of the U.K. Subsidiaries was $152,947, which exceeded the minimum requirement by $108,653.

CFLF, through which non-corporate finance advisory activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel for its banking activities conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), are subject to regulation and supervision by the Autorité des Marchés Financiers. At September 30, 2011, the consolidated regulatory net capital of CFLF was $183,444, which exceeded the minimum requirement set for regulatory capital levels by $84,635.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At September 30, 2011, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $82,336, which exceeded the minimum required capital by $60,121.

At September 30, 2011, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Lazard Ltd has been subject to supervision by the SEC as a Supervised Investment Bank Holding Company (“SIBHC”). As a SIBHC, Lazard Ltd was subject to group-wide supervision, which required it to compute allowable capital and risk allowances on a consolidated basis. However, pursuant to Section 617 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the SEC’s SIBHC program was eliminated on July 21, 2011. Pursuant to relevant rules in Europe, Lazard Ltd is required to be supervised by another regulatory body, either in the U.S. or Europe. The Dodd-Frank Act allows certain securities holding companies seeking consolidated supervision, including Lazard Ltd, to elect to be supervised by the Board of Governors of the Federal Reserve. Lazard Ltd anticipates that the Board of Governors of the Federal Reserve will adopt regulations pursuant to Section 618 of the Dodd-Frank Act in the near future for companies that seek to come under their consolidated supervision. Once we understand the final scope of such regulations, Lazard Ltd will determine whether it will elect to comply with such regulations and register to come under the consolidated supervision of the Federal Reserve. Until such regulations are adopted, however, we cannot determine the full impact of such regulations on us. The Dodd-Frank Act and the rules and regulations that may be adopted thereunder (including regulations that have not yet been proposed) could have other effects on us. We continue to monitor the process as such rules are proposed and adopted.

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

The Company’s segment information for the three month and nine month periods ended September 30, 2011 and 2010 is prepared using the following methodology:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
Financial Advisory
	Net Revenue	$253,585	$254,012	$731,621	$768,481
	Operating Expenses	213,614	215,838	641,397	667,538

	Operating Income	$39,971	$38,174	$90,224	$100,943

Asset Management
	Net Revenue	$219,077	$210,132	$690,785	$587,299
	Operating Expenses	156,709	150,515	466,827	416,841

	Operating Income	$62,368	$59,617	$223,958	$170,458

Corporate
	Net Revenue	$(10,243)	$(10,907)	$(44,672)	$(45,297)
	Operating Expenses	4,358	7,417	19,124	114,067

	Operating Loss	$(14,601)	$(18,324)	$(63,796)	$(159,364)

Consolidated
	Net Revenue	$462,419	$453,237	$1,377,734	$1,310,483
	Operating Expenses	374,681	373,770	1,127,348	1,198,446

	Operating Income	$87,738	$79,467	$250,386	$112,037

	As Of
	September 30, 2011	December 31, 2010
Total Assets
Financial Advisory	$808,970	$799,090
Asset Management	617,040	687,323
Corporate	1,710,459	1,936,119

Total	$3,136,469	$3,422,532

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Ltd’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”). All references to “2011”, “2010”, “third quarter”, “nine months”, or “the period” refer to, as the context requires, the three month and nine month periods ended September 30, 2011 and September 30, 2010.

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

LFB is a registered bank regulated by the Autorité de Contrôle Prudentiel. It is engaged primarily in commercial and private banking services for clients and funds managed by Lazard Frères Gestion SAS (“LFG”) and other clients, investment banking activities, including participation in underwritten offerings of securities in France, asset-liability management and limited trading in securities and foreign exchange. LFB also provides support services for certain European subsidiaries of Lazard Group.

Lazard invests its own capital usually alongside capital of qualified institutional and individual investors in alternative investments or private equity investments and, since 2005, we have engaged in a number of alternative investments and private equity activities, including investments through the Edgewater Funds

(“Edgewater”), our Chicago-based private equity firm (see Note 8 of Notes to Condensed Consolidated Financial Statements), (ii) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small-to mid cap European companies and (iii) investments in Corporate Partners II Limited (“CP II”). We continue to explore and discuss opportunities to expand the scope of our alternative investment and private equity activities in Europe, the U.S. and elsewhere. These opportunities could include internal growth of new funds and direct investments by us, partnerships or strategic relationships, investments with third parties or acquisitions of existing funds or management companies. Also, consistent with our obligations to LFCM Holdings LLC (“LFCM Holdings”), we may explore discrete capital markets opportunities.

The Company’s consolidated net revenue was derived from the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Financial Advisory	55%	56%	53%	59%
Asset Management	47	46	50	45
Corporate	(2)	(2)	(3)	(4)

Total	100%	100%	100%	100%

Business Environment

Economic and global financial market conditions can materially affect our financial performance. As described above, the Company’s principal sources of revenue are derived from activities in our Financial Advisory and Asset Management business segments. As our Financial Advisory revenues are for the most part dependent on the successful completion of merger, acquisition, restructuring, capital raising or similar transactions, and our Asset Management revenues are primarily driven by the levels of AUM, weak economic and global financial market conditions can result in a challenging business environment for M&A and capital raising activity as well as our Asset Management business, but may provide opportunities for our restructuring business, which tends to be counter-cyclical.

Overall, global equity market indices at September 30, 2011 were significantly lower when compared to such indices at June 30, 2011, with periods of significant volatility during the period. For the same period, capital-raising and M&A activity was uneven due to economic uncertainty caused by concerns over the public-finance situation in Europe, the U.S. debt ceiling and related downgrade concerns and continuing high U.S. unemployment, among other matters. The announced value of M&A activity decreased in the third quarter of 2011 as compared to the corresponding period in 2010. Restructuring activity continued at low levels, reflecting a cyclical decline in restructuring activity and a decrease in the number of corporate defaults.

During the past few years, we have expanded our geographic reach and industry expertise. We believe that in this environment, companies, government bodies and investors will seek independent advice with a geographic perspective, deep understanding of capital structure, informed research and knowledge of global economic conditions, and that our business model as an independent adviser will continue to create opportunities for us to attract new clients and key personnel.

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

Financial Advisory

During the third quarter of 2011 the value and average value of completed and announced transactions generally decreased as compared to the corresponding period in 2010, despite modest increases in the number of such transactions. However, for the first nine months of 2011, the value of global completed and announced M&A transactions increased, while the number of such transactions reflected no significant change, as compared to the corresponding 2010 period, resulting in transactions with higher average values.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Incr / (Decr)	2011	2010	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
Global:
Value	$579	$615	(6)%	$2,104	$1,743	21%
Number	10,285	10,218	1%	32,309	31,548	2%
Trans-Atlantic:
Value	$50	$42	19%	$172	$141	22%
Number	424	371	14%	1,241	1,141	9%
Announced M&A Transactions:
Global:
Value	$636	$783	(19)%	$2,183	$2,008	9%
Number	10,567	10,357	2%	33,025	31,894	4%
Trans-Atlantic:
Value	$46	$62	(26)%	$178	$154	16%
Number	431	377	14%	1,275	1,141	12%

Source:	Dealogic as of October 7, 2011.

We continue to believe that we are relatively well positioned as our clients refinance, restructure and reposition their asset portfolios for growth.

Global restructuring activity during the 2011 nine month period decreased from the corresponding prior year period driven by a cyclical decline, resulting in a decelerating pace of corporate debt defaults. According to Moody’s Investors Service, Inc., in the twelve month period ended September 30, 2011 a total of 35 issuers defaulted, as compared to 72 in the twelve months ended September 30, 2010, which includes a total of 17 issuers in the nine month period ended September 30, 2011, as compared to 40 in the corresponding 2010 period. While the number and value of corporate defaults for 2011 are significantly lower as compared to 2010, we expect that our Restructuring business will remain active, albeit at a lower level as compared to the prior year. Our Restructuring activities include advising companies on matters relating to debt restructurings, refinancings and other on- and off-balance sheet assignments. Our Restructuring assignments are generally executed over a six- to eighteen-month period.

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

Asset Management

As shown in the table below, the majority of selected major market indices at September 30, 2011 declined as compared to such indices at June 30, 2011, December 31, 2010 and September 30, 2010.

	Percentage Change September 30, 2011 vs.
	June 30, 2011	December 31, 2010	September 30, 2010
MSCI World Index	(17)%	(14)%	(6)%
CAC 40	(25)%	(22)%	(20)%
DAX	(25)%	(20)%	(12)%
FTSE 100	(14)%	(13)%	(8)%
TOPIX 100	(14)%	(20)%	(13)%
MSCI Emerging Market	(23)%	(24)%	(18)%
Dow Jones Industrial Average	(12)%	(6)%	1%
NASDAQ	(11)%	(7)%	5%
S&P 500	(14)%	(10)%	(1)%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM. Accordingly, since market movements and foreign currency volatility impact the level of our AUM, such items will impact the level of revenues we receive from our Asset Management business. A substantial portion of our AUM is invested in equities, and market movements reflected in the changes in Lazard’s AUM during the period generally corresponded to the changes in global market indices. Our AUM at September 30, 2011 decreased 13% versus AUM at December 31, 2010 (primarily due to market and foreign exchange depreciation), while our average AUM for the third quarter and nine months of 2011 increased 11% and 15%, respectively, as compared to our average AUM for the corresponding periods of 2010. The higher levels of average AUM contributed to increased management fee revenues in the 2011 periods.

Financial Statement Overview

Net Revenue

The majority of Lazard’s Financial Advisory net revenue is earned from the successful completion of M&A transactions, strategic advisory matters, restructuring and capital structure advisory services, capital raising and similar transactions. The main drivers of Financial Advisory net revenue are overall M&A activity, the level of corporate debt defaults and the environment for capital raising activities, particularly in the industries and geographic markets in which Lazard focuses. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to clients, with such fees not being dependent on a specific transaction, and may also earn fees in connection with public and private securities offerings and for referring opportunities to LFCM Holdings for underwriting, distribution and placement of securities. Significant fluctuations in Financial Advisory net revenue can occur over the course of any given year, because a significant portion of such net revenue is earned upon the successful completion of a transaction, restructuring or capital raising activity, the timing of which is uncertain and is not subject to Lazard’s control.

Lazard’s Asset Management segment principally includes LAM, LFG, Edgewater and Lazard Wealth Management. Asset Management net revenue is derived from fees for investment management and advisory services provided to institutional and private clients. The main driver of Asset Management net revenue is the level of AUM, which is influenced by the performance of the global equity markets and, to a lesser extent, fixed income markets and Lazard’s investment performance, which impacts its ability to successfully attract and retain assets. As a result, fluctuations (including timing thereof) in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. Asset Management fees are generally based on the level of AUM measured daily, monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations, currency fluctuations, net client asset flows or otherwise, will result in a corresponding increase or decrease in management fees. The majority of our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In addition, as Lazard’s AUM includes significant amounts of assets that are denominated in currencies other than U.S. Dollars, changes in the value of the U.S. Dollar relative to foreign currencies will impact the value of Lazard’s AUM. Fees vary with the type of assets managed and the vehicle in which they are managed, with higher fees earned on equity assets, alternative investments (such as hedge funds) and private equity investments, and lower fees earned on fixed income and cash management products.

The Company earns performance-based incentive fees on various investment products, including traditional products and alternative investment funds such as hedge funds and private equity funds.

For hedge funds, incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks or thresholds. The Company records incentive fees on traditional products and hedge funds at the end of the relevant performance measurement period, when potential uncertainties regarding the ultimate realizable amounts have been determined. The incentive fee measurement period is generally an annual period (unless an account terminates during the year), and therefore such incentive fees are usually recorded in the fourth quarter of Lazard’s fiscal year. These incentive fees received at the end of the measurement period are not subject to reversal or payback. Incentive fees on hedge funds generally are subject to loss carryforward provisions in which losses incurred by the hedge funds in any year are applied against certain future period net appreciation before any incentive fees can be earned.

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

Corporate segment net revenue consists primarily of investment gains and losses on the Company’s “seed investments” in LAM equity funds and principal investments in equities and alternative asset management funds, investments at LFB, and “equity method” investments, gains and losses on the extinguishment of debt and interest income and interest expense, including amounts earned at LFB. Corporate net revenue also can fluctuate due to changes in the fair value of investments classified as “trading”, and with respect to “available-for-sale” investments, when realized, or, with respect to “available-for-sale” and “held-to-maturity” investments, when a decline is determined to be other than temporary, as well as due to changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness. As of September 30, 2011 and December 31, 2010 the Company held no “available-for-sale” or “held-to-maturity” investments.

Although Corporate segment net revenue during the first nine months of 2011 represented (3)% of Lazard’s net revenue, total assets in the Corporate segment represented 55% of Lazard’s consolidated total assets as of

September 30, 2011, which is attributable to assets associated with LFB, investments in government bonds and money market funds, fixed income funds, alternative asset management funds and other securities, private equity investments and cash.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of (a) share-based incentive compensation under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”) and (b) Lazard Fund Interests (see Note 13 of Notes to Condensed Consolidated Financial Statements) and (iii) a provision for discretionary bonuses and profit pools. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our operating and financial performance, staffing levels, competitive pay conditions, the nature of revenues earned, as well as the mix between current and deferred compensation. As reflected in the tables below, our compensation expense-to-operating revenue ratios for the third quarters of 2011 and 2010 were 59.3% and 59.5%, respectively, and for the nine month periods of 2011 and 2010 were 58.7% and 59.8, respectively (with such ratios utilizing “operating revenue” and “adjusted compensation and benefits expense” (see “Consolidated Results of Operations” below)).

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

Provision for Income Taxes

As a result of its indirect investment in Lazard Group, Lazard Ltd is subject to U.S. federal income taxes on its portion of Lazard Group’s operating income. Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income pertaining to the limited liability company is not subject to U.S. federal income taxes because taxes associated with such income represent obligations of the individual partners. Outside the U.S., Lazard Group operates principally through corporations and is subject to local income taxes. Income taxes shown on Lazard’s consolidated statements of operations are principally related to non-U.S. entities and to New York City Unincorporated Business Tax (“UBT”) attributable to Lazard’s operations apportioned to New York City.

Noncontrolling Interests

Noncontrolling interests primarily relate to the amount attributable to LAZ-MD Holdings’ ownership interest in the net income of Lazard Group, amounts related to Edgewater and various LAM-related general partnership interests (“GPs”) in limited partnerships held directly by certain of our LAM managing directors. See Note 12 of Notes to Condensed Consolidated Financial Statements for information regarding the Company’s noncontrolling interests.

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

During the third quarter of 2011 and the first quarter of 2010, the Company reported certain credits (charges) (the “2011 special item” and the “2010 special items”, respectively, and collectively, the “2011 and 2010 special items”) that significantly impacted operating results for the applicable periods. The impact of such special items on the Company’s condensed consolidated statements of operations (described in more detail in Notes 10, 13 and 15 of Notes to Condensed Consolidated Financial Statements) is described in the tables below.

	Three Months Ended September 30, 2011	Nine Months Ended
		September 30, 2011	September 30, 2010
	Debt Extinguishment (a)	Debt Extinguishment (a)	Restructuring (b)		RSU Retirement Amendment (c)		Total
	($ in thousands)
Other Revenue	$18,171	$18,171
Compensation					$(24,860)		$(24,860)
Restructuring			$(87,108)				(87,108)

Operating Income (Loss)	18,171	18,171	(87,108)		(24,860)		(111,968)
Provision (Benefit) For Income Taxes	4,634	4,634	(9,276	)(d)	(4,835	)(d)	(14,111	)(d)
Net Income Attributable To Noncontrolling Interest (Benefit)	801	801	(18,400)		(5,988)		(24,388)

Net Income (Loss) Attributable To Lazard Ltd	$12,736	$12,736	$(59,432)		$(14,037)		$(73,469)

(a)	Gain related to repurchase of the Company’s outstanding 3.25% subordinated promissory note in the third quarter of 2011.
(b)	Restructuring plan announced in the first quarter of 2010.
(c)	Accelerated amortization expense recognized in the first quarter of 2010 in connection with the vesting of share-based incentive compensation awards related to the amendment of the Company’s retirement policy.
(d)	Inclusive of an adjustment in the third quarter of 2010 to increase the estimated tax benefit relating to the 2010 restructuring charge and the amendment of Lazard’s retirement policy with respect to RSU awards of $3,596 and $3,472, respectively.

Selected financial data from the Company’s reported consolidated results of operations for the 2011 and 2010 periods is set forth below, followed by a more detailed discussion of both consolidated and business segment results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Net Revenue	$462,419	$453,237	$1,377,734	$1,310,483

Operating Expenses:
Compensation and benefits	273,532	282,528	830,011	845,926
Non-compensation	99,433	89,523	292,441	260,154
Amortization of intangible assets related to acquisitions	1,716	1,719	4,896	5,258
Restructuring	–	–	–	87,108

Total operating expenses	374,681	373,770	1,127,348	1,198,446

Operating Income	87,738	79,467	250,386	112,037
Provision for income taxes	20,605	9,113	51,704	29,049

Net Income	67,133	70,354	198,682	82,988
Less – Net Income Attributable to Noncontrolling Interests	4,434	6,263	18,972	7,859

Net Income Attributable to Lazard Ltd	$62,699	$64,091	$179,710	$75,129

Operating Income, As A % Of Net Revenue	19%	18%	18%	9%

Management believes that the impact of the 2011 and 2010 special items should be considered when comparing the results of the periods in providing the most meaningful comparison between present, historical and future periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Operating revenue
Total revenue	$484,583	$477,310	$1,446,529	$1,384,271
Add (deduct):
LFB interest expense (a)	(778)	(2,145)	(2,812)	(6,691)
Revenue related to noncontrolling interests (b)	(3,057)	(2,000)	(14,345)	(9,137)
2011 special item (c)	(18,171)	–	(18,171)	–
Changes in fair value pertaining to Lazard Fund Interests (d)	3,961	–	3,961	–

Operating revenue	$466,538	$473,165	$1,415,162	$1,368,443

(a)	Interest expense incurred by LFB is reported as a charge in determining operating revenue because LFB is a commercial bank and we consider its interest expense to be a cost directly related to the revenues of its business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount.
(c)	Gain related to the repurchase of the Company’s subordinated promissory note is excluded from operating revenue because of the non-operating nature of such transaction.
(d)	Changes in the fair value of investments held in connection with Lazard Fund Interests and other similar arrangements are excluded from operating revenue because they are directly offset by the change in value of the derivative liability pertaining to such awards, which is recorded within compensation and benefits expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Compensation and benefits expense
Total compensation and benefits expense	$273,532	$282,528	$830,011	$845,926
Deduct:
2010 special item	–	–	–	(24,860)
Noncontrolling interests (a)	(837)	(831)	(2,749)	(2,531)
Changes in fair value pertaining to Lazard Fund Interests (b)	3,961	–	3,961	–

Adjusted compensation and benefits expense	$276,656	$281,697	$831,223	$818,535

Adjusted compensation and benefits expense, as a % of Operating Revenue	59.3%	59.5%	58.7%	59.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Non-compensation expense
Total non-compensation expense	$99,433	$89,523	$292,441	$260,154
Deduct:
Noncontrolling interests (a)	(780)	(274)	(1,438)	(671)

Adjusted non-compensation expense	$98,653	$89,249	$291,003	$259,483

Adjusted non-compensation expense, as a % of Operating Revenue	21.1%	18.9%	20.6%	19.0%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.
(b)	Changes in fair value of the derivative compensation liability recorded in connection with Lazard Fund Interests and other similar arrangements are excluded from compensation and benefits expense because such amounts are equally offset by a corresponding change in the fair value of the underlying investments excluded from operating revenue.

Certain additional key ratios, statistics and headcount information for the 2011 and 2010 periods are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
As a % of Net Revenue, by Revenue Category:
Investment banking and other advisory fees	54%	54%	52%	58%
Money management fees	46	45	48	43
Interest income	1	1	1	1
Other	4	5	5	4
Interest expense	(5)	(5)	(6)	(6)

Net Revenue	100%	100%	100%	100%

	As Of
	September 30, 2011	December 31, 2010	September 30, 2010
Headcount:
Managing Directors:
Financial Advisory	140	129	130
Asset Management	70	64	64
Corporate	10	9	9
Other Employees:
Business segment professionals	1,068	999	1,002
All other professionals and support staff	1,164	1,131	1,112

Total	2,452	2,332	2,317

Operating Results

The Company’s quarterly revenue and profits can fluctuate materially depending on the number, size and timing of completed transactions on which it advised, as well as seasonality, the performance of equity markets and other factors. Accordingly, the revenue and profits in any particular quarter may not be indicative of future results. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods. As reflected in the table above, the 2011 and 2010 special items had a significant impact on the Company’s reported operating results for the applicable periods of those years. Lazard management believes that comparisons between periods are most meaningful after excluding the impact of such items.

Three Months Ended September 30, 2011 versus September 30, 2010

The Company reported net income attributable to Lazard Ltd of $63 million, as compared to net income of $64 million in the 2010 period. The Company’s results in the 2011 and 2010 periods were favorably impacted by the 2011 and 2010 special items, which served to increase the net income attributable to Lazard Ltd by $13 million and $7 million, respectively. Excluding the after-tax impact of the 2011 and 2010 special items, net income attributable to Lazard Ltd in the 2011 period decreased $7 million, or 12%, as compared to the 2010 period. The changes in the Company’s operating results during these periods are described below.

Net revenue increased by $9 million, or 2%, with operating revenue decreasing by $7 million, or 1%, respectively, as compared to the 2010 period. Excluding the impact of the 2011 special item, net revenue in 2011 decreased $9 million, or 2%. Fees from investment banking and other advisory activities increased $3 million, or 1%, and were principally driven by increases in M&A and Strategic Advisory revenues, substantially offset by declines in Restructuring and Capital Markets Advisory revenues. Restructuring revenue decreased reflecting a cyclical decline in restructuring activity and the number of corporate debt defaults. Money management fees, including incentive fees, increased $11 million, or 5%, principally due to a $15 billion, or 11%, increase in average AUM for the 2011 period, partially offset by lower incentive fees earned on traditional long-only products in the 2011 period. Interest income decreased $2 million, or 37%, due primarily to a shift in asset allocation at LFB (with a corresponding decrease in interest expense). Other revenue decreased $4 million, or 18%, primarily resulting from net investment losses in the 2011 period (including losses related to Lazard Fund Interests, which are directly offset by a corresponding reduction in compensation and benefits expense), as compared to net investment gains in the 2010 period, with such differential more than offsetting the $18 million gain relating to the 2011 special item. Interest expense decreased $2 million, or 8%.

Compensation and benefits expense was $274 million as compared to $283 million in the 2010 period, a decrease of $9 million, or 3%.

Non-compensation expense increased $10 million, or 11%. The increase in non-compensation expense was attributable to increases related to occupancy, technology and business development expenses, fund administration and outsourced services related to the growth in the number of transactions and average AUM and the adverse impact of the weakening of the U.S. Dollar versus foreign currencies.

Amortization of intangible assets remained substantially unchanged as compared to the 2010 period.

Operating income was $88 million, an increase of $9 million, as compared to operating income of $79 million in the 2010 period and, as a percentage of net revenue, was 19% as compared to 18% in the 2010 period. Excluding the impact of the 2011 special item, operating income in the 2011 period was $70 million, a decrease of $10 million, or 12%, as compared to operating income in the 2010 period, and, as a percentage of net revenue, was 15%, as compared to 18% in the 2010 period.

The provision for income taxes was $21 million, an increase of $12 million as compared to the 2010 period. When excluding the tax provision (benefit) of $5 million and ($7) million related to the 2011 and 2010 special items, respectively, the income tax provision in the 2011 period was substantially unchanged as compared to the 2010 period.

Net income attributable to noncontrolling interests decreased $2 million as compared to the 2010 period. When excluding the impact of the 2011 special item of approximately $1 million, net income attributable to noncontrolling interests was $3 million, a decrease of $3 million, with such decrease principally reflecting LAZ-MD Holdings’ reduced ownership interest in Lazard Group in the 2011 period, partially offset by an increase in the noncontrolling interest relating to Edgewater in the 2011 period.

Nine Months Ended September 30, 2011 versus September 30, 2010

The Company reported net income attributable to Lazard Ltd of $180 million, as compared to net income of $75 million in the 2010 period. The Company’s results in the 2011 and 2010 periods were impacted by the 2011 and 2010 special items, which served to increase (decrease) the net income attributable to Lazard Ltd by $13 million and ($73) million, respectively. Excluding the after-tax impact of the 2011 and 2010 special items, net income attributable to Lazard Ltd in the 2011 period increased $19 million, or 12%, as compared to the 2010 period. The changes in the Company’s operating results during these periods are described below.

Net revenue and operating revenue increased $67 million, or 5%, and $47 million, or 3%, respectively, as compared to the 2010 period. Excluding the impact of the 2011 special item, net revenue in 2011 increased $49 million, or 4%. Fees from investment banking and other advisory activities declined $48 million, or 6%, and were principally driven by a decline in Restructuring and Capital Markets Advisory revenues, partially offset by increased M&A and Strategic Advisory revenues. Restructuring revenue decreased reflecting a cyclical decline in restructuring activity and the number of corporate debt defaults. Money management fees, including incentive fees, increased $98 million, or 18%, principally due to a $20 billion, or 15%, increase in average AUM for the 2011 period, and a favorable change in the mix of AUM into higher margin equity products, partially offset by lower incentive fees earned on traditional long-only products in the 2011 period. Interest income decreased $5 million, or 30%, due primarily to a shift in asset allocation at LFB (with a corresponding decrease in interest expense). Other revenue increased $17 million, or 35%, primarily due to the $18 million gain relating to the 2011 special item, an $11 million increase in net referral fees for underwriting, and increased foreign exchange gains and commission revenue, with these items partially offset by net investment losses in the 2011 period (including losses related to Lazard Fund Interests, which are directly offset by a corresponding reduction in compensation and benefits expense) as compared to net investment gains in the 2010 period. Interest expense decreased $5 million, or 7%.

Compensation and benefits expense was $830 million as compared to $846 million in the 2010 period. When excluding the 2010 special item of $25 million, compensation and benefits expense increased $9 million, or 1%, with the rate of increase being consistent with the Company’s goal to grow compensation expense at a slower rate than revenues.

Non-compensation expense increased $32 million, or 12%. The increase in non-compensation expense was attributable to (i) investments in our businesses for recruiting, occupancy and technology, (ii) higher levels of activity in Asset Management and Financial Advisory and (iii) the weakening of the U.S. Dollar versus foreign currencies.

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

Operating income was $250 million, an increase of $138 million, as compared to operating income of $112 million in the 2010 period (with such amounts including the impact of the 2011 and 2010 special items) and, as a percentage of net revenue, was 18% as compared to 9% in the 2010 period. Excluding the impact of the 2011 and 2010 special items, operating income in the 2011 period was $232 million, an increase of $8 million, or 4%, as compared to operating income of $224 million in the 2010 period, and, as a percentage of net revenue, was 17%, in both the 2011 and 2010 periods.

The provision for income taxes was $52 million, an increase of $23 million as compared to the 2010 period. When excluding the provision (benefit) for income taxes of $5 million and $(14) million related to the 2011 and 2010 special items, respectively, the income tax provision in the 2011 period was $47 million, an increase of $4 million, as compared to income taxes of $43 million in the 2010 period.

Net income attributable to noncontrolling interests increased $11 million as compared to the 2010 period. When excluding the impact of the 2011 and 2010 special items of $1 million and ($24) million, respectively, net income attributable to noncontrolling interests in the 2011 period was $18 million, a decrease of $14 million, as compared to $32 million in the 2010 period, with such decrease principally reflecting LAZ-MD Holdings’ reduced ownership interest in Lazard Group in the 2011 period, partially offset by an increase in the noncontrolling interest relating to Edgewater in the 2011 period.

Business Segments

The following is a discussion of net revenue and operating income for the Company’s business segments - Financial Advisory, Asset Management and Corporate. Each segment’s operating expenses include (i) compensation and benefits expenses that are incurred directly in support of the segment and (ii) other operating expenses, which include directly incurred expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourcing, and indirect support costs (including compensation and benefits expense and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistical drivers such as headcount, square footage and other factors.

Financial Advisory

The following tables summarize the reported operating results of the Financial Advisory segment for the 2011 and 2010 periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
M&A and Strategic Advisory	$199,120	$160,662	$533,440	$454,073
Capital Markets and Other Advisory	16,316	27,350	76,142	68,342

Sub-total	215,436	188,012	609,582	522,415
Restructuring	38,149	66,000	122,039	246,066

Net Revenue	253,585	254,012	731,621	768,481
Operating Expenses (b)	213,614	215,838	641,397	667,538	(a)

Operating Income	$39,971	$38,174	$90,224	$100,943

Operating Income, As A Percentage Of Net Revenue	16%	15%	12%	13%

	As Of
	September 30, 2011	December 31, 2010	September 30, 2010
Headcount (c):
Managing Directors	140	129	130
Other Employees:
Business segment professionals	718	673	679
All other professionals and support staff	237	222	208

Total	1,095	1,024	1,017

(a)	Includes $19,571 representing the portion of the 2010 special items attributable to the Financial Advisory segment.
(b)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(c)	Excludes headcount related to indirect support functions, with such headcount being included in the Corporate segment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Lazard Statistics:
Number of Clients With Fees Greater Than $1 Million:
Total Financial Advisory	65	61	173	177
M&A and Strategic Advisory	49	44	115	108
Percentage of Total Financial Advisory Revenue from Top 10 Clients	29%	41%	17%	22%
Number of M&A Transactions Completed With Values Greater than $1 billion (a)	11	10	41	25

(a)	Source: Dealogic as of October 7, 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	51%	62%	53%	56%
Europe	43	29	40	39
Rest of World	6	9	7	5

Total	100%	100%	100%	100%

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

Financial Advisory Results of Operations

Financial Advisory’s quarterly revenue and profits can fluctuate materially depending on the number, size and timing of completed transactions on which it advised, as well as seasonality and other factors. Accordingly, the revenue and profits in any particular quarter or period may not be indicative of future results. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods. As reflected in the table of operating results of the Financial Advisory segment above, the portion of the 2010 special item attributable to the Financial

Advisory segment had a significant impact on the segment’s reported operating results for the nine month period of that year. Lazard management believes that comparisons between periods are most meaningful after excluding the impact of such item.

Three Months Ended September 30, 2011 versus September 30, 2010

M&A and Strategic Advisory, Capital Markets and Other Advisory revenue, in the aggregate, increased $27 million, or 15%, as compared to the 2010 period, with M&A and Strategic Advisory revenue increasing $38 million, or 24%, partially offset by a decrease in Capital Markets and Other Advisory net revenue of $11 million, or 40%. Restructuring net revenue declined $28 million, or 42%.

The increase in M&A and Strategic Advisory revenue was principally due to an increased number and higher average fees per M&A and Strategic Advisory transaction. Our major clients, which in the aggregate represented a significant portion of our M&A and Strategic Advisory revenue in the third quarter of 2011, included The Carlyle Group, Carrefour, Citadel Broadcasting, Clayton, Dubilier & Rice, Gloucester Coal, Landis+Gyr, Nestlé Health Science, Progress Energy, Royalty Pharmaceuticals and Tyco.

The decrease in Capital Markets and Other Advisory net revenue principally reflected decreased fees as a result of a lower level of fund closings by our Private Fund Advisory Group.

Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings, distressed asset sales and advice on complex on- and off-balance sheet assignments. The Restructuring revenue decrease was driven by a cyclical decline in global restructuring activity, resulting in a decline in the number of active assignments in the 2011 period as compared to the corresponding prior year period, and a corresponding decrease in completion fees.

Operating expenses declined by $2 million as compared to the 2010 period, principally due to reductions in compensation and benefits expense, partially offset by increases in travel and other business development expenses.

Financial Advisory operating income was $40 million, an increase of $2 million, as compared to operating income of $38 million in the 2010 period and, as a percentage of net revenue, was 16% as compared to 15% in 2010.

Nine Months Ended September 30, 2011 versus September 30, 2010

M&A and Strategic Advisory, Capital Markets and Other Advisory revenue, in the aggregate, increased $87 million, or 17%, as compared to the 2010 period, with M&A and Strategic Advisory revenue increasing $79 million, or 17%, and Capital Markets and Other Advisory net revenue increasing $8 million, or 11%. Offsetting these increases was a decline in Restructuring net revenue of $124 million, or 50%.

The increase in M&A and Strategic Advisory revenue was principally due to higher average fees per M&A and Strategic Advisory transaction. The increase in Capital Markets and Other Advisory net revenue was principally due to increased referral fees for underwritings of public offerings.

The Restructuring revenue decrease was driven by a cyclical decline in global restructuring activity, resulting in a decline in the number of active assignments in the 2011 period as compared to the corresponding prior year period, and a corresponding decrease in completion fees.

Operating expenses decreased $26 million, or 4%, as compared to the 2010 period. Excluding the $20 million negative impact of the 2010 special item attributable to the Financial Advisory segment, operating expenses decreased $6 million, or 1%. The principal contributor to the decrease was a decline in compensation and benefits expense, partially offset by higher costs related to travel and other business development expenses.

Financial Advisory operating income was $90 million, a decrease of $11 million, as compared to operating income of $101 million in the 2010 period (with such latter amount including the impact of the 2010 special item) and, as a percentage of net revenue, was 12% as compared to 13% in 2010. Excluding the impact of the 2010 special item, operating income in the 2011 period decreased $31 million, as compared to operating income of $121 million in the 2010 period, and, as a percentage of net revenue, was 12%, as compared to 16% in the 2010 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	September 30, 2011	December 31, 2010
	($ in millions)
AUM:
International Equities	$26,227	$32,037
Global Equities	66,844	77,965
U.S. Equities	17,964	21,298

Total Equities	111,035	131,300

European and International Fixed Income	12,372	12,249
Global Fixed Income	2,119	1,705
U.S. Fixed Income	3,073	3,190

Total Fixed Income	17,564	17,144

Alternative Investments	5,555	5,524
Private Equity	1,493	1,294
Cash Management	165	75

Total AUM	$135,812	$155,337

Average AUM for the 2011 and 2010 periods is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in millions)
Average AUM	$148,705	$133,528	$153,299	$132,893

Total AUM at September 30, 2011 decreased $20 billion, or 13%, primarily due to market and foreign exchange depreciation, as compared to that at December 31, 2010. Average AUM for the three month and nine month periods in 2011 was 11% and 15% higher, respectively, than the average AUM for the corresponding periods in 2010. International, Global and U.S. equities represented 19%, 49% and 13% of total AUM at September 30, 2011, versus 21%, 50% and 14% at December 31, 2010.

As of September 30, 2011 and December 31, 2010, approximately 90% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and, as of such dates, 10% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

As of September 30, 2011, AUM denominated in foreign currencies represented approximately 62% of our total AUM, as compared to 63% at December 31, 2010. Foreign denominated AUM declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens.

The following is a summary of changes in AUM for the 2011 and 2010 periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in millions)
AUM—Beginning of Period	$161,597	$123,483	$155,337	$129,543
Net Flows (a)	(1,122)	1,142	(754)	6,173
Market and Foreign Exchange Appreciation (Depreciation)	(24,663)	18,948	(18,771)	7,857

AUM—End of Period	$135,812	$143,573	$135,812	$143,573

(a)	Includes inflows of $6,327 and $5,627 and outflows of $7,449 and $4,485 for the three month periods in 2011 and 2010, respectively, and inflows of $20,585 and $21,917 and outflows of $21,339 and $15,744 for the nine month periods in 2011 and 2010, respectively.

Inflows in the first nine months of 2011 were principally in Global Equities due to increased investments in existing accounts, as well as new accounts gained. Outflows in the period occurred primarily in Global and International Equities and, to a lesser extent, certain International Equity and Fixed Income products.

As of October 27, 2011, AUM was $149.4 billion, a $13.6 billion increase since September 30, 2011. The change in AUM was due to market/foreign exchange appreciation of $13.2 billion and net inflows of $0.4 billion. Market appreciation was approximately 10% of AUM since September 30, 2011, which was generally consistent with the increase in global market indices during that period.

The following table summarizes the reported operating results of the Asset Management segment for the 2011 and 2010 periods.

	Three Months Ended September 30,		Nine Months Ended September 30
	2011	2010	2011	2010
	($ in thousands)
Revenue:
Management Fees	$199,980	$183,975	$627,965	$512,758
Incentive Fees	9,395	15,469	20,872	41,891
Other Income	9,702	10,688	41,948	32,650

Net Revenue	219,077	210,132	690,785	587,299
Operating Expenses (b)	156,709	150,515	466,827	416,841	(a)

Operating Income	$62,368	$59,617	$223,958	$170,458

Operating Income, As A Percentage of Net Revenue	28%	28%	32%	29%

	As Of
	September 30, 2011	December 31, 2010	September 30, 2010
Headcount (c):
Managing Directors	70	64	64
Other Employees:
Business segment professionals	337	315	313
All other professionals and support staff	318	297	289

Total	725	676	666

(a)	Includes $2,902 representing the portion of the 2010 special item attributable to the Asset Management segment.

(b)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(c)	Excludes headcount related to indirect support functions, with such headcount being included in the Corporate segment.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	61%	59%	60%	57%
Europe	29	30	29	32
Rest of World	10	11	11	11

Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods. As reflected in the table of operating results of the Asset Management segment above, the portion of the 2010 special item attributable to the Asset Management segment impacted the segment’s reported operating results for the nine month period of that year. Lazard management believes that comparisons between periods are most meaningful after excluding the impact of such item.

Three Months Ended September 30, 2011 versus September 30, 2010

Asset Management net revenue increased $9 million, or 4%, as compared to the 2010 period. Management fees increased $16 million, or 9%, as compared to the 2010 period, driven primarily by an 11% increase in average AUM. Incentive fees, consisting of traditional long-only investment strategies, decreased $6 million, or 39%, as compared to the 2010 period. Other revenue decreased $1 million, or 9%, as compared to the 2010 period.

Operating expenses increased $6 million, or 4%, as compared to the 2010 period, principally due to higher compensation expense, as well as higher fees for fund administration and outsourced services and increased business development expenses for travel and market related data due to the increased level of business activity, transactions and average AUM.

Asset Management operating income was $62 million, an increase of $2 million, as compared to operating income of $60 million in the 2010 period and, as a percentage of net revenue, was 28% in both the 2011 and 2010 periods.

Nine Months Ended September 30, 2011 versus September 30, 2010

Asset Management net revenue increased $103 million, or 18%, as compared to the 2010 period. Management fees increased $115 million, or 22%, as compared to the 2010 period, driven primarily by a 15% increase in average AUM, as well as a favorable change in the mix of AUM into higher margin equity products. Incentive fees, consisting of traditional long-only investment strategies, decreased $21 million, or 50%, as compared to the 2010 period. Other revenue increased $9 million, or 28%, as compared to the 2010 period, principally due to increased investment and commission income.

Operating expenses increased $50 million, or 12%, as compared to the 2010 period. Excluding the impact of the 2010 special item attributable to the Asset Management segment, operating expenses increased $53 million, or 13%, due to higher compensation expense, higher fees for fund administration and outsourced services and increased business development expenses for travel and market related data due to the increased level of business activity, transactions and average AUM.

Asset Management operating income was $224 million, an increase of $54 million, as compared to operating income of $170 million in the 2010 period (with such latter amount including the impact of the 2010 special item) and, as a percentage of net revenue, was 32% as compared to 29% in 2010. Excluding the impact of the 2010 special item, operating income in the 2011 period increased $51 million, as compared to operating income of $173 million in the 2010 period, and, as a percentage of net revenue, was 32%, as compared to 30% in the 2010 period.

Corporate

The following table summarizes the reported operating results of the Corporate segment for the 2011 and 2010 periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Interest Income	$1,514	$4,118	$4,721	$12,570
Interest Expense	(21,447)	(23,838)	(66,801)	(72,374)

Net Interest (Expense)	(19,933)	(19,720)	(62,080)	(59,804)
Other Revenue	9,690 (a)	8,813	17,408 (a)	14,507

Net Revenue (Expense)	(10,243)	(10,907)	(44,672)	(45,297)
Operating Expenses	4,358	7,417	19,124	114,067 (b)

Operating Loss	$(14,601)	$(18,324)	$(63,796)	$(159,364)

	As Of
	September 30, 2011	December 31, 2010	September 30, 2010
Headcount (c):
Managing Directors	10	9	9
Other Employees:
Business segment professionals	13	11	10
All other professionals and support staff	609	612	615

Total	632	632	634

(a)	Includes a gain of $18,171 related to the 2011 special item, all of which is attributable to the Corporate segment.
(b)	Includes expenses of $89,495 representing the portion of the 2010 special items attributable to the Corporate segment.
(c)	Includes headcount related to support functions.

Corporate Results of Operations

As reflected in the table of operating results of the Corporate segment above, the 2011 and 2010 special items had a significant impact on the segment’s reported operating results for the applicable periods. Lazard management believes that comparisons between periods are most meaningful after excluding the impact of such items.

Three Months Ended September 30, 2011 versus September 30, 2010

Net interest expense was substantially unchanged as compared to the 2010 period.

Other revenue in the 2011 period increased $1 million, or 10%, including the impact of the 2011 special item, all of which was attributable to the Corporate segment. When excluding the impact of the 2011 special item, other revenue decreased $17 million, principally due to net investment losses.

Operating expenses in the 2011 period decreased $3 million, principally due to increased allocations to the business segments.

Nine Months Ended September 30, 2011 versus September 30, 2010

Net interest expense increased $2 million, or 4%, as compared to the 2010 period.

Other revenue in the 2011 period increased $3 million, or 20%, including the impact of the 2011 special item, all of which was attributable to the Corporate segment. When excluding the impact of the 2011 special item, other revenue decreased $15 million, or 105%, principally due to net investment losses.

Operating expenses in the 2011 period decreased $95 million, or 83%, substantially all of which related to the net impact in the prior year’s period of the 2010 special items attributable to the Corporate segment. When excluding the impact of the 2010 special items, operating expenses decreased $6 million, or 22%, principally due to expenses related to secondary offerings in the 2010 period.

Cash Flows

The Company’s cash flows are influenced by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to shareholders, payments of incentive compensation to managing directors and employees and purchases of Class A common stock. M&A, Strategic Advisory and Asset Management fees are generally collected within 60 days of billing, while Restructuring fee collections may extend beyond 60 days, particularly those that involve bankruptcies with court-ordered holdbacks. Fees from our Private Fund Advisory Group activities are generally collected over a four-year period from billing and typically include an interest component.

The Company traditionally pays a significant portion of its incentive compensation during the first four months of each calendar year with respect to the prior year’s results.

Summary of Cash Flows:

	Nine Months Ended September 30,
	2011	2010
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$198.7	$83.0
Noncash charges (a)	233.1	279.6
Other operating activities (b)	(150.2)	(316.0)

Net cash provided by operating activities	281.6	46.6

Investing activities (c)	(16.9)	113.2
Financing activities (d)	(484.7)	(225.7)
Effect of exchange rate changes	0.2	(4.0)

Net Decrease in Cash and Cash Equivalents	(219.8)	(69.9)
Cash and Cash Equivalents:
Beginning of Period	1,209.7	917.3

End of Period	$989.9	$847.4

(a) Consists of the following:

Depreciation and amortization of property	$18.2	$16.1
Amortization of deferred expenses, stock units and interest rate hedge	228.2	257.8
Amortization of intangible assets related to acquisitions	4.9	5.3
(Gain) loss on extinguishment of debt	(18.2)	0.4

Total	$233.1	$279.6

(b)	Includes net changes in operating assets and liabilities.
(c)	In 2010, consists primarily of activity relating to proceeds from sales and maturities of “available-for-sale” securities and the distribution received relating to our equity method investment in Sapphire.
(d)	Consists primarily of purchases of shares of Class A common stock and common membership interests from LAZ-MD Holdings, settlements of vested RSUs, Class A common stock dividends and distributions to noncontrolling interest holders and, in 2011, the repurchase of the Company’s 3.25% subordinated promissory note.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. At September 30, 2011, Lazard had approximately $1.0 billion of cash, with such amount including approximately $342 million held at Lazard’s foreign operations. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from its foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of September 30, 2011, Lazard had approximately $322 million in unused lines of credit available to it, including a $150 million, three-year, senior revolving credit facility with a group of lenders that matures in April 2013 (the “Credit Facility”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $100 million (at September 30, 2011 exchange rates) and Edgewater of $65 million. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

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

Financing Activities

The table below sets forth our corporate indebtedness as of September 30, 2011 and December 31, 2010. The agreements with respect to this indebtedness are discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

	Maturity Date	As of		Increase (Decrease)
		September 30, 2011	December 31, 2010
		($ in millions)
Senior Debt:
7.125%	2015	$528.5	$528.5	$–
6.85%	2017	548.4	548.4	–
Subordinated Debt (a):
3.25%	2016	–	150.0	(150.0)

Total Senior and Subordinated Debt		$1,076.9	$1,226.9	$(150.0)

(a)	On July 22, 2011, the Company repurchased its outstanding 3.25% subordinated promissory note, at a cost, excluding accrued interest, of $131.8 million. Such repurchase resulted in a pre-tax gain of $18.2 million.

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is owing to the lending bank group, the Credit Facility includes financial condition covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended September 30, 2011 Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.58 to 1.00 and its Consolidated Interest Coverage Ratio being 9.20 to 1.00. In any event, no amounts were outstanding under the Credit Facility as of September 30, 2011.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes, contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At September 30, 2011, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior and subordinated debt.

Stockholders’ Equity

At September 30, 2011, total stockholders’ equity was $918 million as compared to $796 million at December 31, 2010, including $773 million and $652 million attributable to Lazard Ltd on the respective dates. The net activity in stockholders’ equity during the nine month period ended September 30, 2011 is reflected in the table below (in millions of dollars):

Stockholders’ Equity – December 31, 2010	$796

Increase (decrease) due to:
Net income	199
Amortization of share-based incentive compensation	211
Class A common stock issued/issuable in connection with business acquisitions	45
Purchase of Class A common stock and Lazard Group common membership interests	(159)
Delivery of Class A common stock in connection with share-based incentive compensation	(90)
Class A common stock dividends	(51)
Distributions to noncontrolling interests – net	(18)
AOCI (including noncontrolling interests’ portion thereof)(*)	(12)
Other – net	(3)

Stockholders’ Equity – September 30, 2011	$918

(*) Includes:
Net foreign currency translation adjustments	$(6)
Employee benefit plan and other adjustments	(6)

Total	$(12)

On January 27, 2010, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, a share repurchase program permitting the repurchase of up to $200 million in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2011. In February 2011, the Board of Directors of Lazard Ltd authorized the repurchase of up to an additional $250 million in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2012. During the nine month period ended September 30, 2011 the Company repurchased 4,318,916 shares of Class A common stock, at an aggregate cost of $159 million and 19,032 Lazard Group common membership interests at an aggregate cost of $1 million. As of September 30, 2011, $133 million of the $450 million share repurchase amount authorized as of such date remained available under the share repurchase program, which authorization expires on December 31, 2012. On October 26, 2011, Lazard Ltd’s Board of Directors authorized, on a cumulative basis, the repurchase of up to an additional $125 million in aggregate cost of its Class A common stock and Lazard Group common membership interests, which authorization expires on December 31, 2013, and brings the total remaining repurchase authorization to $258 million, subject to expiration as set forth above. Furthermore, under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs, shares of Class A common stock may be withheld by the Company to cover estimated income taxes.

In addition to the repurchases of Class A common stock and Lazard Group common membership interests described above, during the nine month period ended September 30, 2011, in order, among other reasons, to help neutralize the dilutive effect of our share-based incentive compensation plans, the Company utilized $98 million to satisfy certain employees’ withholding tax obligations on vested RSUs and vested shares of restricted Class A common stock in lieu of issuing 2,371,664 shares of Class A common stock directly by Lazard Ltd or by delivery of shares held by Lazard Group.

See Note 12 of Notes to Condensed Consolidated Financial Statements for information regarding (i) the issuance of Class A common stock, (ii) secondary offerings of Class A common stock, (iii) exchanges of Lazard Group common membership interests and (iv) the share repurchase program, and Note 13 of Notes to Condensed Consolidated Financial Statements for information regarding incentive plans.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of September 30, 2011:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior Debt (including interest)	$1,452,845	$75,218	$150,435	$641,280	$585,912
Operating Leases (exclusive of $180,647 of sublease income) (a)	1,080,135	59,768	132,599	126,108	761,660
LAM Merger cash consideration (b)	90,348	90,348	-	-	-
Capital Leases (including interest)	26,416	3,908	7,046	5,565	9,897
Investment Capital Funding Commitments (a)	69,445	42,692	26,753	-	-

Total (c)	$2,719,189	$271,934	$316,833	$772,953	$1,357,469

(a)	See Note 11 of Notes to Condensed Consolidated Financial Statements.
(b)	See Note 7 of Notes to Condensed Consolidated Financial Statements.
(c)	The table above excludes contingent obligations and any possible payments for uncertain tax positions given the inability to estimate the timing of the latter payments. See Notes 11, 13, 14 and 16 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes, respectively.

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

At September 30, 2011 and December 31, 2010, the Company had receivables past due of approximately $21 million and $17 million, respectively, and its allowance for doubtful accounts was $17 million and $15 million at such respective dates.

Income Taxes

As part of the process of preparing its consolidated financial statements, Lazard is required to estimate its income taxes in each of the jurisdictions in which it operates. This process requires Lazard to estimate its actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains or losses on investments and depreciation and amortization. These temporary differences, and any net operating loss and tax credit carryforwards, result in deferred tax assets and liabilities, as applicable, which are included within Lazard’s consolidated statements of financial condition. Significant management judgment is required in determining Lazard’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. At December 31, 2010, the Company recorded net deferred tax assets of approximately $1.2 billion, with such amount substantially offset by a valuation allowance due to the uncertainty of realizing the benefits of the book versus tax basis differences and certain net operating loss carry-forwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, valuation allowances are established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by the Company in making this assessment. If actual results differ from these estimates or Lazard adjusts these estimates in future periods, Lazard may need to adjust its valuation allowance if such circumstances indicate that the valuation allowance should be reduced or is no longer necessary. The portion reduced would result in a reduction in the provision for income taxes. A reduction in the valuation allowance could materially impact Lazard’s consolidated financial position and results of operations in the period within which any valuation allowance is released, and could ultimately increase our effective tax rate.

Furthermore, management applies the more likely than not criteria prior to the recognition of a financial statement benefit of a tax position taken or expected to be taken in a tax return with respect to uncertainties in income taxes. Tax contingencies can involve complex issues and may require an extended period of time to resolve. Changes in the geographic mix or estimated level of annual pre-tax income can affect Lazard’s overall effective tax rate. In addition, Lazard’s interpretation of complex tax laws may impact its recognition and measurement of current and deferred income taxes.

Investments

Investments consist principally of debt securities, equities, interests in alternative asset management funds and other private equity investments.

These investments are carried at either fair value on the consolidated statements of financial condition, with any increases or decreases in fair value reflected (i) in earnings, to the extent held by our broker-dealer subsidiaries or when designated as “trading” securities within our non-broker-dealer subsidiaries, and (ii) in AOCI, to the extent designated as “available-for-sale” securities until such time they are realized and reclassified to earnings, or, if designated as “held-to-maturity” securities, amortized cost on the consolidated statements of financial condition. Any declines in the fair value of “available-for-sale” and “held-to-maturity” securities that are determined to be other than temporary are charged to earnings. As of December 31, 2010 and September 30, 2011, there were no securities designated as “available-for-sale” or “held-to-maturity”.

Gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income or AOCI and therefore subject Lazard to market and credit risk.

Data relating to net investments at September 30, 2011 and December 31, 2010 is set forth below (in millions of dollars):

	September 30, 2011		December 31, 2010
	$ (a)%		$	%
Debt securities (b)	$ 59	17%	$ 96	23%
Equity securities (net of $1 and $3 of securities sold, not yet purchased, at September 30, 2011 and December 31, 2010, respectively) (c)	88	26	86	21
Alternative asset management funds (principally GP interests in LAM-managed hedge funds) (d)	38	11	50	12
Private equity (e)	105	30	96	23
Other (f)	56	16	87	21

Net investments	$346	100%	$415	100%

Total assets	$3,136		$3,423

Net investments, as a percentage of total assets	11%		12%

(a)	Investments above include investments held in connection with Lazard Fund Interests and other similar arrangements granted, with a fair value of $29 million at September 30, 2011. Market risk associated with such investments is directly offset by any changes in the fair value related to the Company’s obligation pertaining to such awards.

(b)	Debt securities primarily consist of seed investments in fixed income funds of our Asset Management business and non-U.S. Government agency securities and, at December 31, 2010, securities issued by the U.S. Government and its agencies. Hedging strategies are employed to reduce market risk, and, in turn, the volatility to earnings.

(c)

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

Additional information regarding equity securities as of September 30, 2011 and December 31, 2010 is shown below:

	September 30, 2011	December 31, 2010
Percentage invested in:
Consumer	37%	28%
Financials	18	28
Industrial	10	9
Other	35	35

Total	100%	100%

(d)	The fair value of such interests reflects the pro-rata value of the ownership of the underlying securities in the funds. Such funds are broadly diversified and may incorporate particular strategies; however, there are no investments in funds with a single sector strategy.

(e)	Comprised of investments in private equity funds and direct private equity interests that are generally not subject to short-term market fluctuation, but may subject Lazard to market or credit risk.

Private equity investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small-to mid-cap European companies; (ii) CP II, a private equity fund targeting significant noncontrolling investments in established public and private companies; and (iii) Edgewater Growth Capital Partners III, a private equity fund primarily making growth equity and buyout investments in high-quality, lower middle market companies. Private equity investments represent approximately 3% of total assets at both September 30, 2011 and December 31, 2010.

(f)	Represents investments (i) accounted for under the equity method of accounting and (ii) private equity and general partnership interests that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “stockholders’ equity” on the consolidated statements of financial condition.

Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

Level 1. Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Lazard has the ability to access.

Level 2. Assets and liabilities whose values are based on quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in non-active markets or assets valued based on net asset value (“NAV”) redeemable at the measurement date or within the near term without redemption restrictions, or inputs other than quoted prices that are directly observable or derived principally from, or corroborated by, market data.

Level 3. Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. Items included in Level 3 include securities or other financial assets whose volume and level of activity have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis, as well as assets valued based on NAV not redeemable within the near term.

At September 30, 2011, the Company’s investments in U.S Government and agency debt securities as well as its corporate and other debt securities are considered Level 1 assets with the respective fair values based on unadjusted quoted prices in active markets. The Company’s investments in fixed income funds are considered Level 1 assets when their fair values are based on the reported closing price for the fund or Level 2 assets when their fair values are primarily based on quotes as provided by external pricing services.

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

The fair value of our interests in alternative asset management funds is classified as either Level 2 or Level 3 depending on the time frame of any applicable redemption restrictions, and is based on information provided by external pricing services.

The fair value of our private equity investments is classified as Level 3 and is based on financial statements of the underlying fund provided by fund managers, appraisals and internal valuations.

Where information reported is based on broker quotes, the Company generally obtains one quote/price per instrument. In some cases, quotes related to corporate bonds obtained through external pricing services represent the average of several broker quotes. Where information reported is based on data received from fund managers or from external pricing services, the Company analyzes such information to ascertain at which level within the fair value hierarchy to classify the investment.

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

•

Variable Interest Entities. VIEs are entities that lack one or more of the characteristics of a voting interest entity. If Lazard has a variable interest, or a combination of variable interests in a VIE, it is required to analyze whether it needs to consolidate such VIE.

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

At September 30, 2011 and December 31, 2010, derivative contracts are recorded at fair value and are related primarily to interest rate, equity and fixed income swaps and foreign currency exchange rate contracts, as well as the derivative liability arising from the Company’s obligation pertaining to Lazard Fund Interests and other similar arrangements (see Note 6 of Notes to Condensed Consolidated Financial Statements). Derivative assets amounted to $20 million and $2 million at September 30, 2011 and December 31, 2010, respectively, and derivative liabilities amounted to $30 million and $3 million at such respective dates.

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

The primary market risks associated with LFB’s foreign currency exchange hedging and lending activities are sensitivity to changes in the general level of interest rate and foreign exchange risk. The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions, such as those we are currently experiencing. The following sensitivity metrics provide the resultant effects on the Company’s operating income for the nine month period ended September 30, 2011:

•	LFB’s interest rate risk as measured by a 100+/– basis point change in interest rates totaled $600 thousand.

•	Foreign currency risk associated with LFB’s open positions, in the aggregate, as measured by a 200+/– basis point change against the U.S. Dollar, totaled approximately $3 thousand.

LFB fully secures its collateralized financing transactions with fixed income securities.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our fee and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where we determine the receivables are impaired. At September 30, 2011, total receivables amounted to $595 million, net of an allowance for doubtful accounts of $17 million. As of that date, financial advisory and asset management fees, customer and related party receivables comprised 74%, 24% and 2% of total receivables, respectively. At December 31, 2010, total receivables amounted to $569 million, net of an allowance for doubtful accounts of $15 million. As of that date, financial advisory and asset management fees, customer and related party receivables comprised 85%, 11% and 4% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

Credit Concentration

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At September 30, 2011, excluding deposits with inter-bank counterparties, LFB had no exposure to an individual counterparty that exceeded $23 million, with such amount being fully collateralized.

With respect to activities outside LFB, as of September 30, 2011, the Company’s largest individual counterparty exposure was a Financial Advisory fee receivable of $16 million, the terms of which require payment over a remaining period of 21 months, including accrued interest.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of September 30, 2011, Lazard estimates that its annual operating income relating to cash and short-term investments and corporate indebtedness would increase by approximately $10 million in the event interest rates were to increase by 1% and decrease by approximately $3 million if rates were to decrease by 1%.

As of September 30, 2011, the Company’s cash and cash equivalents totaled approximately $1 billion. Substantially all of the Company’s cash and cash equivalents were invested in highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds) or in short-term interest earning accounts at a number of leading banks throughout the world, or in short-term certificates of deposit from such banks. On a regular basis, management reviews and updates its list of approved depositor banks as well as deposit and investment thresholds.

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

On August 9, 2011, Lazard Ltd issued 10,270 shares of Class A common stock in reliance on Section 4(2) of the Securities Act of 1933 in connection with the exchange of 10,270 common membership interests of Lazard Group held by certain members of LAZ-MD Holdings as provided for in the Master Separation Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings and other related documents.

Issuer Repurchases of Equity Securities

The following table sets forth information regarding Lazard’s purchases of its Class A common stock on a monthly basis during the third quarter of 2011. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 – July 31, 2011
Share Repurchase Program (1)	–	$–	–	$165.7 million
Employee Transactions (2)	–	$–	–	–

August 1, 2011 – August 31, 2011
Share Repurchase Program (1)	775,300	$28.95	775,300	$143.3 million
Employee Transactions (2)	–	$–	–	–

September 1, 2011 – September 30, 2011
Share Repurchase Program (1)	387,200	$25.66	387,200	$133.4 million
Employee Transactions (2)	75,969	$34.55	–	–

Total
Share Repurchase Program (1)	1,162,500	$27.85	1,162,500	$133.4 million
Employee Transactions (2)	75,969	$34.55	–	–

(1)

As disclosed in more detail in Note 12 of Notes to Condensed Consolidated Financial Statements, in January 2010, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, the repurchase of up to $200 million in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2011. In addition, in February 2011, the Board of Directors of Lazard Ltd authorized the repurchase of up to an additional $250 million in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2012. As of September 30, 2011, $133 million of the $450 million share repurchase amount authorized as of such date remained available under the share repurchase program, which authorization expires on December 31, 2012. On October 26, 2011, Lazard Ltd’s Board of Directors authorized, on a cumulative basis, the repurchase of up to an additional $125 million in aggregate cost of its Class A common stock and Lazard Group common membership interests, which authorization expires on December 31, 2013, and brings the total remaining repurchase authorization to $258 million, subject to expiration as set forth above. The share repurchase program is used primarily to offset a portion of the shares to be issued under Lazard Ltd’s 2005 Plan and the 2008 Plan. Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions. Amounts shown in this line item include repurchases of both Class A common stock and Lazard Group common membership interests, and exclude the shares of Class A common stock withheld by the Company to cover estimated income taxes as described below.

(2)	Under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs and shares of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to cover estimated income taxes. During the three month period ended September 30, 2011, the Company satisfied certain employees’ tax obligations in lieu of issuing 75,969 shares of Class A common stock to cover estimated taxes upon the vesting of 232,358 RSUs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Master Separation Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

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

10.32*	First Amendment, dated as of April 1, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, between Lazard Group LLC and Matthieu Bucaille (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.33*	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.34*	Acknowledgement Letter, dated as of November 6, 2006 from Lazard Group LLC to certain managing directors of Lazard Group LLC modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.35	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.36	Registration Rights Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.37	Letter Agreement, dated as of May 10, 2005, with Bruce Wasserstein family trusts (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.38	Letter Agreement, dated as of March 16, 2010, among Lazard Ltd, Lazard Group LLC and the Cranberry Dune 1998 Long-Term Trust (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on March 22, 2010).

10.39*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.40*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.41*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.42*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.41 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.43*	Form of Agreement evidencing a grant of Deferred Cash Award to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.44	Termination Agreement, dated as of March 31, 2006, by and among Banca Intesa S.p.A., Lazard Group LLC and Lazard & Co. S.r.l. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on April 4, 2006).

10.45	Amended and Restated $150 Million Subordinated Convertible Promissory Note due 2016, issued by Lazard Funding LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 17, 2006).

10.46	Amended and Restated Guaranty of Lazard Group LLC to Banca Intesa S.p.A., dated as of May 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 17, 2006).

10.47*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.48*	First Amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 1, 2007).

10.49	Agreement and Plan of Merger, dated as of August 14, 2008, by and among Lazard Ltd, LAZ Sub I, Lazard Asset Management LLC and Lazard Asset Management Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on August 15, 2008).

10.50*	Letter Agreement regarding employment dated as of April 21, 2010 between Lazard Group LLC and Gary W. Parr (incorporated by reference to Exhibit 10.53 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.51	Senior Revolving Credit Agreement, dated as of April 29, 2010, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.51 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on August 4, 2011).

10.52	Amendment No. 1, dated as of August 12, 2010, to the Senior Revolving Credit Agreement, dated as of April 29, 2010, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on February 29, 2011).

10.53	Amendment No. 2, dated as of December 17, 2010, to the Senior Revolving Credit Agreement, dated as of April 29, 2010, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on February 29, 2011).

10.54*	Form of Agreement evidencing a grant of Restricted Stock under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.55*	Form of Agreement evidencing a grant of Lazard Fund Interests under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.56*	First Amendment, dated as of August 2, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 15, 2005, between Lazard Group LLC and Ashish Bhutani (incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on August 4, 2011).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Matthieu Bucaille.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Matthieu Bucaille.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2011

LAZARD LTD

By:	/s/ Matthieu Bucaille
Name: Matthieu Bucaille Title: Chief Financial Officer

By:	/s/ Richard J. Hittner
Name: Richard J. Hittner Title: Chief Accounting Officer