Form 10-K
period 2011-12-31
Lazard Ltd
filed 2012-02-29
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2011 was approximately $4,282,293,322.

As of January 31, 2012, there were 123,009,311 shares of the Registrant’s Class A common stock (including 3,492,017 shares held by subsidiaries) and one share of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2012 annual general meeting of shareholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13 and 14.

LAZARD LTD

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

i

Part I

When we use the terms “Lazard”, “we”, “us”, “our”, and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd has no material operating assets other than indirect ownership as of December 31, 2011 of approximately 94.8% of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

Item 1.	Business

Lazard is a preeminent financial advisory and asset management firm. We have long specialized in crafting solutions to the complex financial and strategic challenges of a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals. Founded in 1848 in New Orleans, we currently operate from 42 cities in key business and financial centers across 27 countries throughout Europe, North America, Asia, Australia, the Middle East and Central and South America.

Principal Business Lines

We focus primarily on two business segments - Financial Advisory and Asset Management. We believe that the mix of our activities across business segments, geographic regions, industries and investment strategies helps to diversify and stabilize our revenue stream.

Financial Advisory

Lazard is a leading global independent advisor to corporations, governments, sovereigns, institutions and individual clients. We offer a wide array of financial advisory services regarding mergers and acquisitions (“M&A”) and other strategic matters, restructurings, capital structure, capital raising and various other financial matters. We focus on solving our clients’ most complex problems, providing advice to key decision-makers, senior management, boards of directors and business owners, as well as governments and governmental agencies, in transactions that typically are of significant strategic and financial importance to them.

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

For the years ended December 31, 2011, 2010 and 2009, the Financial Advisory segment net revenue totaled $992 million, $1.120 billion and $987 million, respectively, accounting for approximately 54%, 59% and 65%, respectively, of our consolidated net revenue for such years. We earned $1 million or more from 241 clients, 255 clients and 257 clients for the years ended December 31, 2011, 2010 and 2009, respectively. For the years ended December 31, 2011, 2010 and 2009, the ten largest fee paying clients constituted approximately 14%, 16% and 17% of our Financial Advisory segment net revenue, respectively, with no client individually having constituted more than 10% of segment net revenue during any of these years. For the years ended December 31, 2011, 2010 and 2009, the Financial Advisory segment reported operating income (loss) of $62 million, $169 million and $(12) million, respectively. Operating income in 2010 and 2009 included charges of approximately $20 million and $49 million, respectively, representing the portion of special items (as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations) that are applicable to the Financial Advisory segment. Excluding the impact of such special items, our Financial Advisory segment had operating income of $189 million and $37 million in the years ended December 31, 2010 and 2009, respectively. At December 31, 2011, 2010 and 2009, the Financial Advisory segment had total assets of $768 million, $799 million and $707 million, respectively.

We believe that we have been pioneers in offering financial advisory services on an international basis, with the establishment of our New York, Paris and London offices dating back to the nineteenth century. We maintain a major local presence in the U.S., the United Kingdom (the “U.K.”) and France, including a network of regional branch offices in the U.S. and France, as well a presence in Argentina, Australia, Belgium, Brazil, Chile, China, Colombia, Germany, India, Italy, Japan, the Netherlands, Panama, Peru, Saudi Arabia, Singapore, South Korea, Spain, Sweden, Switzerland, the United Arab Emirates and Uruguay.

Over the past several years, our Financial Advisory segment has made several business acquisitions and entered into certain other business relationships. In 2007 we acquired all of the outstanding ownership interests of Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies, all of the outstanding shares of Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”), an Australia-based financial advisory and private equity firm, now known as Lazard Holdings Pty Limited, and, along with the Company’s existing financial advisory business in Australia, referred to below as “Lazard Australia”, and concurrently sold such investment to Lazard Group, and we entered into a joint cooperation agreement with Raiffeisen Investment AG (“Raiffeisen”) for merger and acquisition advisory services in Russia and the Central and Eastern European (the “CEE”) region. The cooperation between us and Raiffeisen, one of the CEE region’s top M&A advisors, provides domestic, international and cross-border expertise within Russia and the CEE region. In 2008, we acquired a 50% interest in Merchant Bankers Asociados (“MBA”), an Argentina-based financial advisory services firm with offices across Central and South America and the parent company of MBA Banco de Inversiones. In 2009, we entered into a strategic alliance with a financial advisory firm in Mexico to provide global M&A advisory services for clients, both inside and outside of Mexico, who are seeking to acquire or sell assets in Mexico or have interests in other financial transactions with companies in Mexico, and to provide restructuring advisory services to clients in Mexico.

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

When we advise clients that are contemplating the sale of certain businesses, assets or their entire company, our services include advising on the appropriate sales process for the situation, valuation issues, assisting in preparing an offering circular or other appropriate sales materials and rendering, if appropriate, fairness opinions. We also identify and contact selected qualified acquirors and assist in negotiating and closing the proposed sale. As appropriate, we also advise our clients regarding financial and strategic alternatives to a sale including recapitalizations, spin-offs, carve-outs and split-offs. Our advice includes recommendations with respect to the structure, timing and pricing of these alternatives.

For companies in financial distress, our services may include reviewing and analyzing the business, operations, properties, financial condition and prospects of the company, evaluating debt capacity, assisting in the determination of an appropriate capital structure and evaluating and recommending financial and strategic alternatives, including providing advice on dividend policy. If appropriate, we may provide financial advice and assistance in developing and seeking approval of a restructuring or reorganization plan, which may include a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or other similar court administered processes in non-U.S. jurisdictions. In such cases, we may assist in certain aspects of the implementation of such a plan, including advising and assisting in structuring and effecting the financial aspects of a sale or recapitalization, structuring new securities, exchange offers, other consideration or other inducements to be offered or issued, as well as assisting and participating in negotiations with affected entities or groups.

When we assist clients in connection with their capital structure, we typically review and analyze structural alternatives, assist in long-term capital planning and advise and assist with respect to rating agency discussions and relationships, among other things.

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

On May 10, 2005, Lazard Group transferred its capital markets business, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services, and fund management activities outside of France as well as other specified non-operating assets and liabilities, to LFCM Holdings LLC (“LFCM Holdings”), a Delaware limited liability company. We refer to these businesses, assets and liabilities as the “separated businesses” and these transfers collectively as the “separation.” In connection with the separation, we entered into a business alliance agreement dated as of May 10, 2005 by and among Lazard Group, LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by Lazard Group’s current and former managing directors (including certain executive officers), and LFCM Holdings (the “business alliance agreement”), pursuant to which a subsidiary of LFCM Holdings generally underwrites and distributes U.S. securities offerings originated by our Financial Advisory business in a manner intended to be similar to our practice prior to the separation, with revenue from such offerings generally continuing to be divided evenly between Lazard Group and LFCM Holdings.

Staffing

We staff our assignments with a team of quality professionals who have appropriate product and industry expertise. We pride ourselves on, and we believe we differentiate ourselves from our competitors by, being able to offer a high level of attention from senior personnel to our clients and organizing ourselves in such a way that managing directors who are responsible for securing and maintaining client relationships also actively participate in providing related transaction execution services. Our managing directors have significant experience, and many of them are able to use this experience to advise on M&A, financings, restructurings, capital structure and other transactions or financial matters, depending on our clients’ needs. Many of our managing directors and senior advisors come from diverse backgrounds, such as senior executive positions at corporations and in government, law and strategic consulting, which we believe enhances our ability to offer sophisticated advice and customized solutions to our clients. As of December 31, 2011, our Financial Advisory segment had 140 managing directors and 730 other professionals (which includes directors, vice presidents, associates and analysts).

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

In addition to our Mergers and Acquisitions and Restructuring practices, we also maintain specialties in the following distinct practice areas within our Financial Advisory segment:

•	government advisory,

•	capital structure and debt advisory,

•	fund raising for alternative investment funds,

•	private investment in public equities, or “PIPES,” and

•	corporate finance and other advisory services, including convertible exchange transactions, registered direct offerings and private placements.

We endeavor to coordinate the activities of the professionals in these areas with our Mergers and Acquisitions industry specialists in order to offer clients customized teams of cross-functional expertise spanning both industry and practice area expertise.

Strategy

Our focus in our Financial Advisory business is on:

•	making a significant investment in our intellectual capital with the addition of senior professionals who we believe have strong client relationships and industry expertise,

•	increasing our contacts with existing clients to further enhance our long-term relationships and our efforts in developing new client relationships,

•	developing new client relationships, including by leveraging the broad geographic footprint and strong relationships in our Asset Management business,

•

expanding the breadth and depth of our industry expertise and selectively adding or reinforcing practice areas, such as our Capital Structure Advisory, Debt Advisory and Sovereign Advisory Groups, to help corporations and governments in addressing the significant deleveraging that is occurring in the developed markets,

•

coordinating our industry specialty activities on a global basis and increasing the integration of our industry experts in Mergers and Acquisitions with our Restructuring, Capital Markets and other professionals, and

•

broadening our geographic presence by adding new offices, including, since the beginning of 2007, offices in Australia (Melbourne and Perth), Saudi Arabia (Riyadh), Switzerland (Zurich) and the United Arab Emirates (Dubai City), as well as new regional offices in the U.S. (Boston, Minneapolis, Charlotte and Washington DC), acquiring a 50% interest in a financial advisory firm with offices in Central and South America (Argentina, Chile, Colombia, Panama, Peru and Uruguay) and entering into a joint cooperation agreement in Eastern Europe and Russia, as well as a strategic alliance with a financial advisory firm in Mexico.

In addition to the investments made as part of this strategy, we believe that our Financial Advisory business may benefit from external market factors, including:

•	increasing demand for independent, unbiased financial advice, and

•	a potential increase in cross-border M&A and large capitalization M&A, two of our areas of historical specialization.

Going forward, our strategic emphasis in our Financial Advisory business is to leverage the investments we have made in recent years to grow our business and drive our productivity. We continue to seek to opportunistically attract outstanding individuals to our business. We routinely reassess our strategic position and may in the future seek opportunities to further enhance our competitive position. In this regard, since 2007, as described above, we have broadened our geographic footprint through acquisitions, investments and alliances.

Recapitalization and Relationship with Natixis

On May 10, 2005, we completed the equity public offering (the “equity public offering”) of Class A common stock of Lazard Ltd (“Class A common stock” or “common stock”), the public offering of equity security units of Lazard Ltd, the private placements under an investment agreement with IXIS Corporate & Investment Bank (“IXIS” or, following its merger with and into its parent, “Natixis”) and the private offering of the 7.125% senior notes due 2015 of Lazard Group, primarily to recapitalize Lazard Group. We refer to these financing transactions and the recapitalization, collectively, as the “recapitalization.” As part of the recapitalization, Lazard Group used the net proceeds from the financing transactions primarily to redeem the outstanding Lazard Group membership interests of certain of its historical partners.

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

As of December 31, 2011, total assets under management (“AUM”) were $141 billion, of which approximately 83% was invested in equities, 12% in fixed income, 4% in alternative investments and 1% in private equity funds. As of the same date, approximately 29% of our AUM was invested in international (i.e., non-U.S. and regional non-U.S.) investment strategies, 50% was invested in global investment strategies and 21% was invested in U.S. investment strategies, and our top ten clients accounted for 22% of our total AUM. Approximately 90% of our AUM as of that date was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 10% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

The charts below illustrate the mix of our AUM as of December 31, 2011, measured by broad product strategy and by office location.

For the years ended December 31, 2011, 2010 and 2009, our Asset Management segment net revenue totaled $897 million, $850 million and $602 million, respectively, accounting for approximately 49%, 45% and 39% respectively, of our consolidated net revenue for such years. For the years ended December 31, 2011, 2010 and 2009, Asset Management reported operating income of $268 million, $265 million and $97 million, respectively. Operating income in 2010 and 2009 included charges of $3 million and $8 million, respectively, representing the portion of the special items (as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations) that are applicable to the Asset Management segment. Excluding the impact of such special items, our Asset Management segment had operating income of $268 million and $105 million in the years ended December 31, 2010 and 2009, respectively. At December 31, 2011, 2010 and 2009, our Asset Management segment had total assets of $584 million, $687 million and $703 million, respectively.

LAM and LFG

Our largest Asset Management businesses are Lazard Asset Management LLC and its subsidiaries (“LAM”), with offices in New York, San Francisco, Boston, Chicago, Toronto, Montreal, London, Milan, Frankfurt, Hamburg, Tokyo, Hong Kong, Sydney, Seoul, Zurich and Manama (aggregating approximately $127 billion in total AUM as of December 31, 2011), and Lazard Frères Gestion SAS (“LFG”), with offices in Paris, Bordeaux, Brussels and Lyon (aggregating approximately $13 billion in total AUM as of December 31, 2011). These operations, with 63 managing directors and 327 professionals as of December 31, 2011, provide our business with both a global presence and a local identity.

Primary distinguishing features of these operations include:

•	a global footprint with global research, global mandates and global clients,

•

a broad-based team of 259 investment professionals as of December 31, 2011 (LAM, with 228 investment professionals, including 88 focused, in-house investment analysts across all products and platforms, many of whom have substantial industry or sector specific expertise, and LFG, with 31 investment professionals, including research analysts),

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

In our Asset Management business, we conduct investment research on a global basis to develop market, industry and company specific insights and evaluate investment opportunities. Our global equity analysts, located in our worldwide offices, are organized around six global industry sectors:

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

Large Capitalization

Small Capitalization

Emerging Markets

Thematic

Convertibles**

Listed Infrastructure

Quantitative

Emerging Markets Small
Capitalization

Latin American

Trend

Real Estate

Multi Strategies

EAFE (Non-U.S.)

Large Capitalization

Small Capitalization

Multi-Capitalization

Quantitative

Real Estate

Global Ex

Global Ex-U.K.

Global Ex-Japan

Global Ex-Australia

Pan-European

Large Capitalization

Small Capitalization

Quantitative

Eurozone

Large Capitalization**

Small Capitalization**

Continental European

Small Cap

Multi Cap

Eurozone (i.e., Euro Bloc)

Euro-Trend (Thematic)

U.S.

Large Capitalization**

Mid Capitalization

Small/Mid Capitalization

Multi-Capitalization

Real Estate

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

Distribution.    We distribute our products through a broad array of marketing channels on a global basis. LAM’s marketing, sales and client service efforts are organized through a global market delivery and service network, with distribution professionals located in cities including New York, Boston, Chicago, San Francisco,

Tampa, London, Milan, Montreal, Toronto, Frankfurt, Hamburg, Zurich, Tokyo, Sydney, Hong Kong, Manama and Seoul. We have developed a well-established presence in the institutional asset management arena, managing money for corporations, labor unions, sovereign wealth funds and public pension funds around the world. In addition, we manage assets for insurance companies, savings and trust banks, endowments, foundations and charities.

We also have become a leading firm in third-party distribution, managing mutual funds and separately managed accounts for many of the world’s largest broker-dealers, insurance companies, registered advisors and other financial intermediaries. In the area of wealth management, we cater to family offices and private clients.

LFG markets and distributes its products through 28 sales professionals based in France, who directly target both individual and institutional investors.

In June 2009, the Company formed a new wealth management subsidiary, Lazard Wealth Management LLC (“Lazard Wealth Management U.S.”). Lazard Wealth Management U.S. provides customized investment management and financial planning services to high net worth individuals and works with investors to construct, implement and monitor an asset allocation strategy designed to meet the individual client’s investment objectives, integrating tax planning, estate planning, philanthropic interests and legacy planning with investment and risk management services. Lazard Wealth Management U.S. is registered as an investment advisor with the United States Securities and Exchange Commission (the “SEC”). In addition, in December 2011, the Company’s recently formed subsidiary, Lazard Wealth Management Europe S.à.r.l. (“Lazard Wealth Management Europe”), acquired BSI Spain Wealth and Asset Management, S.A. (referred to below as “Lazard Wealth Management Spain”) from BSI, S.A., a unit of Assicurazioni Generali S.p.A., as a platform from which to build a wealth management business and presence in Spain. Lazard Wealth Management Spain, through its two subsidiaries, which are regulated by the Comisión Nacional del Mercado de Valores, will provide high net worth clients with a full range of wealth management services. Lazard Wealth Management U.S. and Lazard Wealth Management Europe are collectively referred to as “Lazard Wealth Management”. As of December 31, 2011, Lazard Wealth Management had 7 managing directors and 6 professionals.

Strategy

Our strategic plan in our Asset Management business is to focus on delivering superior investment performance and client service and broadening our product offerings and distribution in selected areas in order to continue to drive improved business results. Over the past several years, in an effort to improve our Asset Management business’ operations and expand our Asset Management business, we have:

•	focused on enhancing our investment performance,

•	improved our investment management platform by adding a number of senior investment professionals (including portfolio managers and analysts),

•	continued to strengthen our marketing and consultant relations capabilities, including by leveraging the broad geographic footprint and strong client relationships in our Financial Advisory business,

•	expanded our product platform, including the addition of a new emerging markets debt team, a global equity team and a global real estate investment team, and

•	continued to expand the geographic reach of our Asset Management business, including through opening offices in Hong Kong and Bahrain.

We believe that our Asset Management business has long maintained an outstanding team of portfolio managers and global research analysts. We intend to maintain and supplement our intellectual capital to achieve our goals. We routinely reassess our strategic position and may in the future seek acquisitions or other transactions, including the opportunistic hiring of new employees, in order to further enhance our competitive position. In this regard, in September 2011, LAM acquired the assets of Grubb & Ellis Alesco Global Advisors,

LLC (“Alesco”). Alesco is an investment advisor located in San Mateo, California, focusing on real estate securities and managing three registered mutual funds. We also believe that our specific investment strategies, global reach, unique brand identity and access to multiple distribution channels may allow us to expand into new investment products, strategies and geographic locations. In addition, we plan to expand our participation in alternative investment activities through investments in new and successor funds, through organic growth, acquisitions or otherwise.

Alternative Investments

Lazard has a long history of making investments with its own capital, often alongside capital of qualified institutional and individual investors. These activities typically are organized in funds that make substantial or controlling investments in private or public companies, generally through privately negotiated transactions and with a view to divest within two to seven years. While potentially risky and frequently illiquid, such investments, when successful, can yield investors substantial returns on capital and generate attractive management and performance fees for the sponsor of such funds.

Since 2005, consistent with our obligations to LFCM Holdings, we have engaged in a number of alternative investments and private equity activities. In February 2009 the business alliance agreement with LFCM Holdings was amended to remove certain restrictions on the Company engaging in private equity businesses in North America and to reduce the price of our option to acquire the fund management activities of Lazard Alternative Investments Holdings LLC (“LAI”) in North America. In that regard, on July 15, 2009, the Company established a private equity business with The Edgewater Funds (“Edgewater”), a Chicago-based private equity firm, through the acquisition of Edgewater’s management vehicles. The acquisition was structured as a purchase by Lazard of interests in a holding company that owns interests in the general partner and management company entities of the current Edgewater private equity funds (the “Edgewater Acquisition”) (see Note 9 of Notes to Consolidated Financial Statements). As of December 31, 2011, Edgewater employed 10 professionals and had approximately $1 billion of AUM and unfunded fee-earning commitments. Lazard Australia operates our private equity business in Australia, which, as of December 31, 2011, employed 6 professionals and had approximately $350 million of AUM and unfunded fee-earning commitments.

LFCM Holdings operates the alternative investment business (including private equity activities) transferred to it in the separation. Pursuant to the business alliance agreement with LFCM Holdings, we are entitled to receive all or a portion of the payments from incentive distributions attributable to capital that we have invested in funds managed or formed by LAI (net of compensation payable to investment professionals who manage these funds). In addition, pursuant to the business alliance agreement, we retained an option to acquire the North American and European fund management activities of LAI and have the right to participate in the oversight of LFCM Holdings’ funds and to consent to certain actions. On December 15, 2009, Lazard Group exercised its option to acquire the European fund management activities of LAI. While the remaining option to purchase the North American fund management activities is currently exercisable at any time prior to May 10, 2014, during the fourth quarter of 2011, the Company determined that it was unlikely to exercise such option (see Note 21 of Notes to Consolidated Financial Statements).

We will continue to abide by our obligations with respect to transferred funds. Also, consistent with our obligations to LFCM Holdings, we may explore discrete capital markets opportunities. See Note 21 of Notes to Consolidated Financial Statements for additional information regarding alternative investments, including certain matters with respect to Corporate Partners II Limited (“CP II”).

Employees

We believe that our people are our most important asset, and it is their reputation, talent, integrity and dedication that underpin our success. As of December 31, 2011, we employed 2,511 people, which included 140 managing directors and 730 other professionals in our Financial Advisory segment and 71 managing directors and 349 other professionals in our Asset Management segment. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees worldwide. We generally utilize an evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for improved performance. Generally, our employees are not subject to any collective bargaining agreements, except that our employees in certain of our European offices, including France and Italy, are covered by national, industry-wide collective bargaining agreements. We believe that we have good relations with our employees.

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

While our competitors vary by country in our Mergers and Acquisitions practice, we believe our primary competitors in securing M&A advisory engagements are Bank of America Merrill Lynch, Barclays, Citigroup, Credit Suisse, Deutsche Bank AG, Evercore Partners, Goldman Sachs & Co., Greenhill & Co., JPMorgan Chase, Mediobanca, Morgan Stanley, Rothschild and UBS. In our Restructuring practice, our primary competitors are The Blackstone Group, Evercore Partners, Greenhill & Co., Houlihan Lokey, Miller Buckfire, Moelis & Company and Rothschild.

We believe that our primary global competitors in our Asset Management business include, in the case of LAM, Aberdeen and Schroders, Alliance Bernstein, Capital Management & Research, Fidelity, Franklin Templeton, Invesco, JP Morgan Asset Management, Lord Abbett and Mondrian Investment Partners, and, in the case of LFG, private banks with offices in France as well as large institutional banks and fund managers. We face competition in private equity both in the pursuit of outside investors for our private equity funds and the acquisition of investments in attractive portfolio companies. We compete with hundreds of other funds, many of which are subsidiaries of or otherwise affiliated with large financial service providers.

Competition is also intense in each of our businesses for the attraction and retention of qualified employees, and we compete on the level and nature of compensation and equity-based incentives for key employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

In recent years there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. This trend was amplified in connection with the unprecedented disruption and volatility in the financial markets during the past several years, and, as a result, a number of financial services companies have merged, been acquired or have fundamentally changed their respective business models, including, in certain cases, becoming bank holding companies or commercial banks. Many of these firms have the ability to offer a wider range of products than we offer, including loans, deposit taking, insurance and brokerage services. Many of these firms also offer more extensive asset management and investment banking services, which may enhance their competitive position. They also may have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenue in an effort to gain market share, which could result in pricing pressure in our businesses. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors, and, in certain instances, has afforded them access to government funds.

Regulation

Our businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our stockholders or creditors. Many of our affiliates that participate in securities markets are subject to comprehensive regulations that include some form of minimum capital requirements and customer protection rules. In the U.S., certain of our subsidiaries are subject to such regulations promulgated by the SEC or Financial Industry Regulatory Authority (“FINRA”) (formerly the NASD) or the Municipal Securities Rulemakers Board (the “MSRB”). Standards, requirements and rules implemented throughout the European Union are broadly comparable in scope and purpose to the regulatory capital and customer protection requirements imposed under the SEC and FINRA rules. European Union directives also permit local regulation in each jurisdiction, including those in which we operate, to be more restrictive than the requirements of such European Union-wide directives. These sometimes burdensome local requirements can result in certain competitive disadvantages to us.

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

Our principal U.S. broker-dealer subsidiary, Lazard Frères & Co. LLC (“LFNY”), through which we conduct most of our U.S. Financial Advisory business, is currently registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in all 50 U.S. states, the District of Columbia and Puerto Rico. As such, LFNY is subject to regulations governing effectively every aspect of the securities business, including minimum capital requirements, record-keeping and reporting procedures, relationships with customers, experience and training requirements for certain employees, and business procedures with firms that are not members of certain regulatory bodies. LFNY is also currently registered with the SEC and the MSRB as a municipal advisor, a new registration category that includes placement agents that solicit investments from public pension funds on behalf of investments funds. The MSRB has adopted, and is in the process of adopting, additional rules to govern municipal advisors, including “pay-to-play” rules and rules regarding professional standards, and LFNY is subject to those rules. Lazard Asset Management Securities LLC, a subsidiary of LAM, is registered as a broker-dealer with the SEC and FINRA and in all 50 U.S. states, the District of Columbia and Puerto Rico. Lazard Middle Market LLC, a subsidiary of GAHL, is registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in various U.S. states and territories.

Certain U.K. subsidiaries of Lazard Group, including Lazard & Co., Limited, Lazard Fund Managers Limited and Lazard Asset Management Limited, which we refer to in this Annual Report on Form 10-K (this “Form 10-K”) as the “U.K. subsidiaries,” are regulated by the Financial Services Authority. We also have other subsidiaries that are registered as broker-dealers (or have similar non-U.S. registration in various jurisdictions).

Compagnie Financière Lazard Frères SAS (“CFLF”), our French subsidiary under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel for its banking activities conducted through its subsidiary, our Paris-based banking affiliate, Lazard Frères Banque SA (“LFB”). In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), are subject to regulation and supervision by the Autorité des Marchés Financiers.

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

In addition, the Japanese Ministry of Finance and the Financial Supervisory Agency, the Korean Financial Supervisory Commission, the Australian Securities & Investments Commission and German banking authorities, among others, regulate various of our operating entities and also have capital standards and other requirements comparable to the rules of the SEC.

Regulators are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion or other disciplining of a broker-dealer or its directors, officers or employees.

Lazard Ltd had been subject to supervision by the SEC as a Supervised Investment Bank Holding Company (“SIBHC”). As a SIBHC, Lazard Ltd was subject to group-wide supervision, which required it to compute allowable capital and risk allowances on a consolidated basis. However, pursuant to Section 617 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the SEC’s SIBHC program was eliminated on July 21, 2011. Pursuant to relevant rules in the European Union, Lazard Ltd is required to be supervised by another regulatory body, either in the U.S. or the European Union. The Dodd-Frank Act allows certain securities holding companies seeking consolidated supervision, including Lazard Ltd, to elect to be supervised by the Board of Governors of the Federal Reserve. Lazard Ltd anticipates that the Board of Governors of the Federal Reserve will adopt regulations pursuant to Section 618 of the Dodd-Frank Act in the near future for companies that seek to come under its consolidated supervision. Once it analyzes the final scope of such regulations, Lazard Ltd will determine whether it will elect to register to come under the consolidated supervision of the Federal Reserve. Until such regulations are adopted, however, we cannot determine the full impact of such regulations on us. The Dodd-Frank Act and the rules and regulations that may be adopted thereunder (including regulations that have not yet been proposed) could have other effects on us. We continue to monitor the process as such rules are proposed and adopted. See “Risk Factors—Other Business Risks—Extensive regulation of our businesses limits our activities and results in ongoing exposure to the potential for significant penalties, including fines or limitations on our ability to conduct our businesses.”

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

Executive Officers of the Registrant

Set forth below are the name, age, present title, principal occupation and certain biographical information for each of our executive officers as of February 22, 2012, all of whom have been appointed by, and serve at the pleasure of, our board of directors.

Kenneth M. Jacobs, 53

Mr. Jacobs has served as Chairman of the Board of Directors and Chief Executive Officer of Lazard Ltd and Lazard Group since November 2009. Mr. Jacobs has served as a Managing Director of Lazard since 1991 and had been a Deputy Chairman of Lazard from January 2002 until November 2009. Mr. Jacobs also served as Chief Executive Officer of Lazard North America from January 2002 until November 2009. Mr. Jacobs initially joined Lazard in 1988. Mr. Jacobs is a member of the Board of Trustees of the University of Chicago and the Brookings Institution.

Matthieu Bucaille, 52

Mr. Bucaille has served as Chief Financial Officer of Lazard Ltd and Lazard Group since April 1, 2011. Mr. Bucaille has served as a Managing Director of Lazard since 1998 and as the Deputy Chief Executive Officer of LFB in Paris since October 2009. Mr. Bucaille joined Lazard in 1989 from the First Boston Corporation in New York.

Ashish Bhutani, 51

Mr. Bhutani has served as a member of the Board of Directors of Lazard Ltd and Lazard Group since March 2010. Mr. Bhutani is a Vice Chairman and a Managing Director of Lazard and has been the Chief Executive Officer of LAM since March 2004. Mr. Bhutani previously served as Head of New Products and Strategic Planning for LAM from June 2003 to March 2004. Prior to joining Lazard, he was Co-Chief Executive Officer, North America, of Dresdner Kleinwort Wasserstein from 2001 to the end of 2002, and was a member of its Global Corporate and Markets Board, and a member of its Global Executive Committee. Mr. Bhutani worked at Wasserstein Perella Group (the predecessor to Dresdner Kleinwort Wasserstein) from 1989 to 2001, serving as Deputy Chairman of Wasserstein Perella Group and Chief Executive Officer of Wasserstein Perella Securities from 1994 to 2001. Mr. Bhutani began his career at Salomon Brothers in 1985, where he was a Vice President in Fixed Income. Mr. Bhutani is a member of the Board of Directors of four registered investment companies, which are part of the Lazard fund complex.

Scott D. Hoffman, 49

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

Alexander F. Stern, 45

Mr. Stern has served as Chief Operating Officer of Lazard Ltd and Lazard Group since November 2008. He has served as a Managing Director since January 2002 and as the Firm’s Global Head of Strategy since February 2006. Mr. Stern previously served as a Vice President in Lazard’s Financial Advisory business from January 1998 to December 2000 and as a Director from January 2001 to December 2001. Mr. Stern initially joined Lazard in 1994 and previously held various positions with Patricof & Co. Ventures and IBM.

Where You Can Find Additional Information

Lazard Ltd files current, annual and quarterly reports, proxy statements and other information required by the Exchange Act with the SEC. You may read and copy any document the company files at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company’s SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.

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

Risks Relating to the Financial Services Industry and Financial Markets

In recent years, the U.S. and global capital markets and the economy experienced periods of significant deterioration and volatility, which has had negative repercussions on the global economy, and any continued deterioration and volatility could present challenges for our business.

In recent years, certain adverse financial developments have impacted the U.S. and global capital markets. These developments included a general slowing of economic growth both in the U.S. and globally, periods of substantial volatility in equity securities markets and volatility and tightening of liquidity in credit markets. In addition, concerns over high unemployment levels, declining business and consumer confidence, volatile energy costs, geopolitical issues and a weak real estate market in the U.S. and elsewhere have contributed to increased volatility and diminished expectations for the economy and the markets going forward. Significant levels of volatility in the equity securities markets and credit markets continue at the present time. In addition, investor concerns about the financial health of certain European countries and financial institutions caused market disruptions in 2010 and 2011 and may continue to cause disruption in future periods. If significant levels of market disruption and volatility continue, or if current conditions materially worsen, our business may be adversely affected, which may have a material impact on our business and results of operations.

The full extent of the effects of governmental economic and regulatory involvement in the wake of disruption and volatility in global financial markets remains uncertain.

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

The level of soundness of third parties, including our clients, as well as financial, governmental and other institutions, could adversely affect us.

We have exposure to many different industries, institutions, products and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be fully realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us.

Our share price may decline due to the large number of our common shares eligible for future sale and for exchange.

As of December 31, 2011, our authorized and unissued shares of Class A common stock include (i) approximately 6.8 million shares of our common stock underlying the outstanding LAZ-MD Holdings exchangeable membership interests and (ii) approximately 20.8 million and approximately 141 thousand shares of our common stock underlying the restricted stock units (“RSUs”) and deferred stock units (“DSUs”), respectively, that have been granted pursuant to Lazard Ltd’s 2005 Equity Incentive Plan (the “2005 Plan”) and 2008 Incentive Compensation Plan (the “2008 Plan”). RSUs generally require future service, among other requirements, as a condition for the delivery of the underlying shares of our Class A common stock (unless the recipient is then eligible for retirement under the Company’s retirement policy) and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. In addition, as of December 31, 2011, approximately 1.1 million shares of our common stock are issuable in connection with the Edgewater Acquisition, which shares will be issued only if certain performance thresholds for the next two Edgewater funds are met.

We have generally withheld a portion of the Class A common stock issued to our executive officers and employees upon vesting of RSUs or delivery of restricted stock to permit the payment of tax liabilities. In addition, we have historically repurchased in the open market and through privately negotiated transactions a significant number of shares of our common stock. If we were to cease to or were unable to repurchase shares of our common stock, the number of shares outstanding would increase over time, diluting the ownership of our existing stockholders. Furthermore, we cannot predict whether, when and how many shares of our common stock will be sold into the market and the effect, if any, that the possibility of market sales of shares of our common stock, the actual sale of such shares or the availability of such shares will have on the market price of our common stock or our ability to raise capital through the issuance of equity securities from time to time.

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

Lazard Group has experienced several significant events in recent years. In general, our industry continues to experience change and exerts competitive pressures for retaining top talent, which makes it more difficult for us to retain professionals. If any of our managing directors and other key professional employees were to join an existing competitor, form a competing company or otherwise leave us, some of our clients could choose to use the services of that competitor or some other competitor instead of our services. The employment arrangements, non-competition agreements and retention agreements we have or will enter into with our managing directors and other key professional employees may not prevent our managing directors and other key professional employees from resigning from practice or competing against us. In addition, these arrangements and agreements have a limited duration and will expire after a certain period of time. We continue to be subject to intense competition in the financial services industry regarding the recruitment and retention of key professionals, and have experienced departures from and added to our professional ranks as a result. Certain changes to our employee compensation arrangements, such as changes to the composition between cash and deferred compensation, may result in increased compensation and benefits expense in a particular year. Our compensation levels, results of operations and financial position may be significantly affected by many factors, including general economic and market conditions, our operating and financial performance, staffing levels and competitive pay conditions.

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

For example, revenue generated by our Financial Advisory business is directly related to the volume and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our Financial Advisory services and increasing price competition among financial services companies seeking such engagements. Our results of operations would be adversely affected by any such reduction in the volume or value of M&A transactions. In addition, our profitability would be adversely affected due to our fixed costs and the possibility that we would be unable to scale back other costs within a timeframe sufficient to offset any decreases in revenue relating to changes in market and economic conditions. The future market and economic climate may deteriorate because of many factors, including possible increases in interest rates, inflation, corporate or sovereign defaults, terrorism or political uncertainty.

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

Our Asset Management business also would be expected to generate lower revenue in a market or general economic downturn. Under our Asset Management business’ arrangements, investment advisory fees we receive typically are based on the market value of AUM. Accordingly, a decline in the prices of securities, such as that which occurred on a global basis in 2008, or in specific geographic markets or sectors that constitute a significant portion of our AUM (e.g., our emerging markets strategies), would be expected to cause our revenue and income to decline by causing:

•	the value of our AUM to decrease, which would result in lower investment advisory fees,

•

some of our clients to withdraw funds from our Asset Management business due to the uncertainty or volatility in the market, or in favor of investments they perceive as offering greater opportunity or lower risk, which would also result in lower investment advisory fees,

•

some of our clients or prospective clients to hesitate in allocating assets to our Asset Management business due to the uncertainty or volatility in the market, which would also result in lower investment advisory fees, or

•	negative absolute performance returns for some accounts which have performance-based incentive fees, which would result in a reduction of revenue from such fees.

If our Asset Management revenue declines without a commensurate reduction in our expenses, our net income would be reduced. In addition, in the event of a market downturn, our alternative investment and private equity practices also may be impacted by a difficult fund raising environment and reduced exit opportunities in which to realize the value of their investments. Fluctuations in foreign currency exchange rates may also affect the levels of our AUM and our investment advisory fees. See “Fluctuations in foreign currency exchange rates could reduce our stockholders’ equity and net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM” below.

A majority of our revenue is derived from Financial Advisory fees, which are not long-term contracted sources of revenue and are subject to intense competition, and declines in our Financial Advisory engagements could have a material adverse effect on our financial condition and results of operations.

We historically have earned a substantial portion of our revenue from advisory fees paid to us by our Financial Advisory clients, which usually are payable upon the successful completion of a particular transaction or restructuring. For example, for the year ended December 31, 2011, Financial Advisory services accounted for approximately 54% of our consolidated net revenue. We expect that we will continue to rely on Financial Advisory fees for a substantial portion of our revenue for the foreseeable future, and a decline in our advisory engagements or the market for advisory services would adversely affect our business, financial condition and results of operations.

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

We experience significant fluctuations in quarterly revenue and profits. These fluctuations generally can be attributed to the fact that we earn a significant portion of our Financial Advisory revenue upon the successful completion of a transaction or a restructuring, the timing of which is uncertain and is not subject to our control. In addition, our Asset Management revenue is particularly sensitive to fluctuations in our AUM. Asset Management fees are often based on AUM as of the end of a quarter or month. As a result, a reduction in assets at the end of a quarter or month (as a result of market depreciation, withdrawals or otherwise) will result in a decrease in management fees. Similarly, timing of flows, contributions and withdrawals are often out of our control and may be inconsistent from quarter to quarter. As a result of quarterly fluctuations, it may be difficult for us to achieve steady earnings growth on a quarterly basis.

In many cases, we are paid for advisory engagements only upon the successful consummation of the underlying transaction or restructuring. As a result, our Financial Advisory business is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, a client could delay or terminate an acquisition transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board of directors or stockholder approval, failure to secure necessary financing, adverse market conditions or because the target’s business is experiencing unexpected operating or financial problems. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness, for example, due to a failure to reach agreement with its principal creditors. In addition, a bankruptcy court may deny our right to collect a “success” or “completion” fee. In these circumstances, other than in engagements where we receive monthly retainers, we often do not receive any advisory fees other than the reimbursement of certain expenses despite the fact that we devote resources to these transactions. Accordingly, the failure of one or more transactions to close either as anticipated or at all could materially adversely affect our business, financial condition or results of operations. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

If the number of debt defaults, bankruptcies or other factors affecting demand for our Restructuring services declines, our Restructuring practice’s revenue could suffer.

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

Investment performance affects our AUM relating to existing clients and is one of the most important factors in retaining clients and competing for new Asset Management business. Poor investment performance could impair our revenue and growth because:

•	existing clients might withdraw funds from our Asset Management business in favor of better performing products, which would result in lower investment advisory fees,

•	our incentive fees, which provide us with a set percentage of returns on some alternative investment and private equity funds and other accounts, would decline,

•	third-party financial intermediaries, rating services, advisors or consultants may rate our products poorly, which may result in client withdrawals and reduced asset flows, or

•	firms with which we have strategic alliances may terminate such relationships with us, and future strategic alliances may be unavailable.

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

Even when securities prices are rising generally, performance can be affected by investment style. Many of the equity investment strategies in our Asset Management business share a common investment orientation towards fundamental security selection. We believe this style tends to outperform the market in some market environments and underperform it in others. In particular, a prolonged growth environment may cause certain investment strategies to go out of favor with some clients, advisors, consultants or third-party intermediaries. In combination with poor performance relative to peers, changes in personnel, extensive periods in particular market environments or other difficulties, the underperformance of our investment style may result in significant client or asset departures or a reduction in AUM.

Because many of our Asset Management clients can remove the assets we manage on short notice, we may experience unexpected declines in revenue and profitability.

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

During July 2009, the Company established a private equity business with Edgewater. We may expand our participation in alternative investment activities through investments in new and successor funds, including funds managed by Lazard Australia.

The revenue from this business is derived primarily from management fees, which are calculated as a percentage of committed capital or invested capital depending on the stage of each respective fund, transaction and advisory fees and incentive fees, which are earned if investments are profitable over a specified threshold. Our ability to form new alternative investment funds is subject to a number of uncertainties, including past performance of our funds, market or economic conditions, competition from other fund managers and the ability to negotiate terms with major investors.

Furthermore, we have made, and in the future may make, principal investments in public or private companies or in alternative investments (including private equity funds and special purpose acquisition companies) established by us or by LFCM Holdings, and continue to hold principal investments directly or through several funds managed by LFCM Holdings, Edgewater and Lazard Australia. Making principal investments is risky, and we may lose some or all of the principal amount of our investments. Certain of these types of investments may be in relatively high-risk, illiquid assets. Because it may take several years before attractive alternative investment opportunities are identified, some or all of the capital committed by us to these funds is likely to be invested in government securities, other short-term, highly rated debt securities and money market funds that traditionally have offered investors relatively lower returns. In addition, these investments may be adjusted for accounting purposes to fair value at the end of each quarter, and our allocable share of any such gains or losses will affect our revenue, even though such fair value fluctuations may have no cash impact, which could increase the volatility of our earnings. It takes a substantial period of time to identify attractive alternative investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value of an investment through resale. Even if an alternative investment proves to be profitable, it may be several years or longer before any profits can be realized in cash or other proceeds.

Our results of operations may be affected by market fluctuations related to positions held in our investment portfolios.

We invest capital in various types of equity and debt securities in order to seed LAM equity and alternative investment funds, and for general corporate purposes. Such investments are subject to market fluctuations due to changes in the market prices of securities, interest rates or other market factors, such as liquidity. While we may seek to hedge the market risk for some of these investments, the hedge may not be effective or the investments may not be able to be hedged. These investments are adjusted for accounting purposes to fair value at the end of each quarter regardless of our intended holding period, with such gains or losses reflected in revenue, and therefore may increase the volatility of our earnings, even though such gains or losses may not be realized.

We face strong competition from financial services firms, many of whom have the ability to offer clients a wider range of products and services than we can offer, which could lead to pricing pressures that could materially adversely affect our revenue and profitability.

The financial services industry is intensely competitive, and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our advice, employees and transaction execution, our products and services, innovation, reputation and price. We have experienced intense fee competition in some of our businesses in recent years, and we believe that we may experience pricing pressures in these and other areas in the future as some of our competitors seek to obtain increased market share by reducing fees.

We face increased competition due to a trend toward consolidation. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. This trend was amplified in connection with the unprecedented disruption and volatility in the financial markets during the past several years and, as a result, a number of financial services companies have merged, been acquired or have fundamentally changed their respective business models. Many of these firms have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They may also have the ability to support investment banking, including financial advisory services, with commercial banking, insurance and other financial services in an effort to gain market share, which could result in pricing pressure in our businesses.

The financial services industry, and all of the businesses in which we compete, are intensely competitive.

The financial services industry, and all of the businesses in which we compete, are intensely competitive, and we expect them to remain so. In particular, a number of factors increase the competitive risks of our Asset Management business:

•	a number of our competitors have more experience, greater financial and other resources and more personnel than we do;

•

there are relatively few barriers to entry impeding the launch of new asset management firms, including a relatively low cost of entering these businesses, and the successful efforts of new entrants into our various lines of business, including major banks and other financial institutions, have resulted in increased competition;

•	other industry participants will from time to time seek to recruit our investment professionals and other employees away from us in order to compete in our lines of business; and

•	certain of our asset management products are newly established and relatively small.

This competitive pressure could adversely affect our ability to make successful investments, retain our personnel and increase AUM, any of which would adversely impact our revenue and earnings.

An inability to access the debt and equity capital markets as a result of our debt obligations, credit ratings or other factors could impair our liquidity, increase our borrowing costs or otherwise adversely affect our competitive position or results of operations.

As of December 31, 2011, Lazard Group and its subsidiaries had approximately $1.1 billion in debt (including capital lease obligations) outstanding, of which $529 million and $548 million relate to Lazard Group senior notes that mature in 2015 and 2017, respectively. This debt has certain mandated payment obligations, which may constrain our ability to operate our business. In addition, in the future we may need to incur debt or issue equity in order to fund our working capital requirements or refinance existing indebtedness, as well as to make acquisitions and other investments. The amount of our debt obligations may impair our ability to raise debt or issue equity for financing purposes. Our access to funds also may be impaired if regulatory authorities take significant action against us, or if we discover that any of our employees had engaged in serious unauthorized or illegal activity. In addition, our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. These ratings are assigned by rating agencies, which may reduce or withdraw their ratings or place us on “credit watch” with negative implications at any time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may pursue acquisitions, joint ventures or cooperation agreements that may result in additional risks and uncertainties in our business and could present unforeseen integration obstacles or costs.

We routinely assess our strategic position and may in the future seek acquisitions or other transactions to further enhance our competitive position. We have in the past pursued joint ventures and other transactions aimed at expanding the geography and scope of our operations. During 2007, we acquired all of the outstanding ownership interests of GAHL and CWC, we entered into a joint cooperation agreement with Raiffeisen and we entered into a shareholders agreement to acquire a 50% interest in MBA. During 2009, we established a private equity business with Edgewater. During 2011, we acquired the assets of Alesco. We expect to continue to explore acquisitions and partnership or strategic alliance opportunities that we believe to be attractive.

Acquisitions and joint ventures involve a number of risks and present financial, managerial and operational challenges, including potential disruption of our ongoing business and distraction of management, difficulty with integrating personnel and financial and other systems, hiring additional management and other critical personnel and increasing the scope, geographic diversity and complexity of our operations. Our clients may react unfavorably to our acquisition and joint venture strategy, we may not realize any anticipated benefits from acquisitions, we may be exposed to additional liabilities of any acquired business or joint venture and we may not be able to renew on similar terms (or at all) previously successful joint ventures or similar arrangements, any of which could materially adversely affect our revenue and results of operations.

Employee misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry generally, and we run the risk that employee misconduct could occur in our business as well. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in legal action, regulatory sanctions and serious reputational or financial harm. Our Financial Advisory business often requires that we deal with client confidences of great significance to our clients, improper use of which may harm our clients or our relationships with our clients. Any breach of our clients’ confidences as a result of employee misconduct may impair our ability to attract and retain Financial Advisory clients and may subject us to liability. Similarly, in our Asset Management business, we have authority over client assets, and we may, from time to time, have custody of such assets. In addition, we often have discretion to trade client assets on the client’s behalf and must do so acting in the best interests of the client. As a result, we are subject to a number of obligations and standards, and the violation of those obligations or standards may adversely affect our clients and us. It is difficult to detect and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases.

The financial services industry faces substantial litigation and regulatory risks, and we may face damage to our professional reputation and legal liability if our services are not regarded as satisfactory or for other reasons.

As a financial services firm, we depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, such dissatisfaction may be more damaging to our business than to other types of businesses. Moreover, our role as advisor to our clients on important transactions involves complex analysis and the exercise of professional judgment, including, if appropriate, rendering “fairness opinions” in connection with mergers and other transactions.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing. Our Financial Advisory activities may subject us to the risk of significant legal actions by our clients and third parties, including our clients’ stockholders, under securities or other laws for allegations relating to materially false or misleading statements made in connection with securities and other transactions and potential liability for the fairness opinions and other advice provided to participants in corporate transactions. In our Asset Management business, we make investment decisions on behalf of our clients which could result in substantial losses. This also may subject us to the risk of legal actions alleging negligence, misconduct, breach of fiduciary duty or breach of contract. Our Financial Advisory engagements typically include broad indemnities from our clients and provisions designed to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be adhered to in all cases. We also are subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things. These risks often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. As a result, we may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business.

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

Particularly in our Asset Management business, we rely heavily on our financial, accounting, trading, compliance and other data processing systems, and those of our third party vendors or service providers who support these functions. We expect that we will need to review whether to continue to upgrade and expand the capabilities of these systems in the future to avoid disruption of, or constraints on, our operations. However, if any of these systems do not operate properly or are disabled, including for reasons beyond our control, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. The inability of our systems (or those of our vendors or service providers) to accommodate an increasing volume of transactions also could constrain our ability to expand our businesses.

In addition, if we were to experience a local or regional disaster or other business continuity problem, such as a pandemic or other man-made or natural disaster, our continued success will depend, in part, on the availability of our personnel and office facilities and the proper functioning of our computer, telecommunications, transaction processing and other related systems and operations, as well as those of third parties on whom we rely. Such events could lead us to experience operational challenges, and our inability to successfully recover could materially disrupt our businesses and cause material financial loss, regulatory actions, reputational harm or legal liability.

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

In recent years, the U.S. and global financial markets experienced periods of extraordinary disruption and volatility. As a result, the U.S. and other governments have taken actions, and may continue to take further actions, in response to this disruption and volatility, including expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect of any such expanded or new standards, requirements and rules is uncertain and could have adverse consequences to our business and results of operations. For example, in July 2010, the Dodd-Frank Act was signed into law, bringing sweeping changes in the regulation of financial institutions. It will take several years for all of the rules under the Dodd-Frank Act to be written and become effective, and the final scope and interpretations of those rules, and their impact on our business, will not be fully known for some time, but could have implications for the manner in which we conduct our business and, consequently, its profitability. While we currently are in the process of examining the potential impact of the Dodd-Frank Act and related regulations, we are not able to predict the ultimate effect on us. In addition, several states and municipalities in the United States have recently adopted “pay-to-play” rules, which could limit our ability to charge fees in connection with certain of our Private Fund Advisory engagements, and could therefore affect the profitability of that portion of our business.

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

Specific regulatory changes also may have a direct impact on the revenue of our Asset Management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. For example, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, is periodically reexamined and may in the future be limited or modified. Although a substantial portion of the research relied on by our Asset Management business in the investment decision-making process is generated internally by our investment analysts, external research, including external research paid for with soft dollars, is important to the process. This external research generally is used for information gathering or verification purposes, and includes broker-provided research, as well as third-party provided databases and research services. For the year ended December 31, 2011, our Asset Management business obtained research and other services through third-party soft dollar arrangements, the total cost of which we estimate to be approximately $19 million. If the use of soft dollars is limited, we may have to bear some of these costs. In addition, new regulations regarding the management of hedge funds and the use of certain investment products may impact our Asset Management business and result in increased costs. For example, many regulators around the world adopted disclosure and reporting requirements relating to the hedge fund businesses or other businesses. In addition, legislators around the world are exploring regulatory changes and additional oversight of the financial industry generally. The impact of these proposed changes on us are uncertain. These regulatory changes and other proposed or potential changes may result in an increase in costs or a reduction of revenue associated with our Asset Management business.

See “Business—Regulation” for a further discussion of the regulatory environment in which we conduct our businesses.

Fluctuations in foreign currency exchange rates could reduce our stockholders’ equity and net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM.

We are exposed to fluctuations in foreign currencies. Our financial statements are denominated in U.S. Dollars and, for the year ended December 31, 2011, we received approximately 41% of our consolidated net revenue in other currencies, predominantly in euros and British pounds. In addition, we pay a significant amount of our expenses in such other currencies. The exchange rates of these currencies versus the U.S. Dollar affects the carrying value of our assets and liabilities as well as our net income. We do not generally hedge such foreign currency exchange rate exposure arising in our subsidiaries outside of the U.S. Fluctuations in foreign currency exchange rates may also make period to period comparisons of our results of operations difficult.

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

Lazard Ltd is a holding company and, accordingly, depends upon distributions from Lazard Group to pay dividends and taxes and other expenses.

Lazard Ltd is a holding company and has no independent means of generating significant revenue. We control Lazard Group through our indirect control of both of the managing members of Lazard Group. Our wholly-owned subsidiaries incur income taxes on their proportionate share of any net taxable income of Lazard Group in their respective tax jurisdictions. We intend to continue to cause Lazard Group to make distributions to its members, including our wholly-owned subsidiaries, in an amount sufficient to cover all applicable taxes payable by us and dividends, if any, declared by us. To the extent that our subsidiaries need funds to pay taxes on their share of Lazard Group’s net taxable income, or if Lazard Ltd needs funds for any other purpose, and Lazard Group is restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our business, financial condition or results of operations.

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

Our effective tax rate is based upon our non-U.S. subsidiaries qualifying for treaty benefits, including reduced withholding tax rates, among other things. The eligibility of our non-U.S. subsidiaries for treaty benefits generally depends upon, among other things, at least 50% of the principal class of shares in such subsidiaries being “ultimately owned” by U.S. citizens and persons who are “qualified residents” for purposes of the treaty. It is possible that this requirement may not be met, and even if it is met, we may not be able to document that fact to the satisfaction of the U.S. Internal Revenue Service (“IRS”). If our non-U.S. subsidiaries are not treated as eligible for treaty benefits, such subsidiaries will be subject to additional U.S. taxes, including “branch profits tax” on their “effectively connected earnings and profits” (as determined for U.S. federal income tax purposes) at a rate of 30% rather than a treaty rate of 5%.

The inability, for any reason, to achieve and maintain an overall income tax rate approximately equal to the rate used in preparing our consolidated financial statements could materially adversely affect our business and our results of operations and could materially adversely affect our financial statements.

Tax authorities may challenge our tax computations and classifications and our transfer pricing methods, and their application.

Our tax returns are subject to audit by federal, local and foreign tax authorities. These authorities may successfully challenge certain tax positions or deductions taken by our subsidiaries. For example, tax authorities may contest intercompany allocations of fee income, management charges or interest charges among affiliates in different tax jurisdictions. While we believe that we have provided the appropriate required reserves (see Note 2 of Notes to Consolidated Financial Statements), it is possible that the tax authorities will disagree with all, or a portion, of the tax benefits claimed. If they were to successfully challenge our positions, it could result in significant additional tax costs or payments to LFCM Holdings under the tax receivable agreement.

Outcome of future U.S. tax legislation is unknown at the present time.

On February 13, 2012, the Executive Branch presented its 2013 budget proposals to Congress. The budget proposals included several potential revenue generating proposals, including proposals to (i) limit the deduction of certain related party interest and (ii) defer the deduction of interest attributable to foreign source income of foreign subsidiaries. Each of these proposals would be effective only for taxable years beginning after December 31, 2012. In addition, other members of Congress have proposed legislation that, if enacted, would reclassify certain types of publicly-traded entities as U.S. corporations for tax purposes if the management and control of such entities occurs primarily within the U.S.

We are currently unable to predict the ultimate outcome of any of these proposals. If enacted in their current form, however, some of these proposals may increase Lazard’s effective tax rate during future periods.

Our subsidiaries will be required to pay LFCM Holdings most of the benefit relating to any additional tax depreciation or amortization deductions our subsidiaries may claim as a result of the tax basis step-up our subsidiaries receive in connection with the Company’s equity public offering and related transactions.

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

Our subsidiaries entered into a tax receivable agreement with LFCM Holdings that provides for the payment by our subsidiaries to LFCM Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. We expect to benefit from the remaining 15% of cash savings realized. Our subsidiaries have the right to terminate the tax receivable agreement at any time for an amount based on an agreed value of certain payments remaining to be made under the tax receivable agreement at such time. While the actual amount and timing of any payments under this agreement will vary depending upon a number of factors, including the timing of exchanges, the extent to which such exchanges are taxable, the allocation of the step-up among the Lazard Group assets, and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of Lazard Group attributable to our subsidiaries’ interest in Lazard Group, during the 24-year term of the tax receivable agreement, the payments that our subsidiaries may make to LFCM Holdings could be substantial. As of December 31, 2011, the aggregate increase in tax basis attributable to our subsidiaries’ interest in Lazard Group was approximately $2.9 billion. The aggregate amount, including those interests not yet exchanged, would have been approximately $3.1 billion as of that date (based on the then closing price per share of our common stock on the NYSE of $26.11), including the increase in tax basis associated with the redemption and recapitalization in 2005. The potential future increase in tax basis will depend on the Lazard common stock price at the time of exchange. The cash savings that our subsidiaries would actually realize as a result of this increase in tax basis likely would be significantly less than this amount multiplied by our statutory tax rate due to a number of factors, including insufficient taxable income to absorb the increase in tax basis, the allocation of the increase in tax basis to foreign or non-amortizable assets, the impact of the increase in the tax basis on our ability to use foreign tax credits and the rules relating to the amortization of intangible assets. Our ability to achieve benefits from any such increase, and the payments to be made under this agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.

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

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2011. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could have a material adverse effect on our business.

LAZ-MD Holdings, Lazard Group, LFCM Holdings and Lazard Ltd entered into various arrangements, including the master separation agreement, which contain cross-indemnification obligations of LAZ-MD Holdings, Lazard Group, LFCM Holdings and Lazard Ltd, that any party may be unable to satisfy.

The master separation agreement that Lazard Ltd entered into with Lazard Group, LAZ-MD Holdings and LFCM Holdings provides, among other things, that LFCM Holdings generally will indemnify Lazard Ltd, Lazard Group and LAZ-MD Holdings for losses that we incur arising out of, or relating to, the separated businesses and the businesses conducted by LFCM Holdings and losses that Lazard Ltd, Lazard Group or LAZ-MD Holdings incur arising out of, or relating to, LFCM Holdings’ breach of the master separation agreement. In addition, LAZ-MD Holdings generally will indemnify Lazard Ltd, Lazard Group and LFCM Holdings for losses that they incur arising out of, or relating to, LAZ-MD Holdings’ breach of the master separation agreement. Our ability to collect under the indemnities from LAZ-MD Holdings or LFCM Holdings depends on their financial position. For example, persons may seek to hold us responsible for liabilities assumed by LAZ-MD Holdings or LFCM Holdings or, as a result of the use of the Lazard name by subsidiaries of LFCM Holdings, for certain actions of LFCM Holdings or its subsidiaries. If these liabilities are significant and we are held liable for them, we may not be able to recover any or all of the amount of those losses from LAZ-MD Holdings or LFCM Holdings should either be financially unable to perform under their indemnification obligations.

In addition, Lazard Group generally will indemnify LFCM Holdings and LAZ-MD Holdings for liabilities related to Lazard Group’s businesses and Lazard Group will indemnify LFCM Holdings and LAZ-MD Holdings for losses that they incur to the extent arising out of, or relating to, Lazard Group’s or Lazard Ltd’s breach of the master separation agreement. Several of the ancillary agreements that Lazard Group entered into together with the master separation agreement also provide for separate indemnification arrangements. For example, under the administrative services agreement, Lazard Group provides a range of services to LFCM Holdings, including information technology, general office and building services and financing and accounting services, and LFCM Holdings will generally indemnify Lazard Group for liabilities that Lazard Group incurs arising from the provision of these services absent Lazard Group’s intentional misconduct. Lazard Group may face claims for indemnification from LFCM Holdings and LAZ-MD Holdings under these provisions regarding matters for which Lazard Group has agreed to indemnify them. If these liabilities are significant, Lazard Group may be required to make substantial payments, which could materially adversely affect our results of operations. Also, in connection with the CP II MgmtCo Spin-Off (as defined in Note 21 of Notes to Consolidated Financial Statements), the subsidiary of LFCM Holdings that manages CP II MgmtCo (“CP II MgmtCo”) has generally agreed to indemnify us against certain losses related to CP II that arise after the date of closing of the CP II MgmtCo Spin-Off. However, should persons seek to hold us responsible for liabilities assumed by CP II

MgmtCo, we may not be able to recover any or all of the amount of our losses from CP II MgmtCo if CP II MgmtCo is financially unable to perform under its indemnification obligations.

We may have potential business conflicts of interest with LAZ-MD Holdings and LFCM Holdings with respect to our past and ongoing relationships that could harm our business operations.

Pursuant to the LAZ-MD Holdings amended and restated stockholders’ agreement, LAZ-MD Holdings will vote the single share of Lazard Ltd Class B common stock, which, as of December 31, 2011, represented approximately 5.2% of Lazard Ltd’s voting power, as directed by its individual members who are party to that agreement. In addition, several employees of Lazard provide services to LFCM Holdings. Conflicts of interest may arise between LFCM Holdings and us in a number of areas relating to our past and ongoing relationships, including:

•	labor, tax, employee benefits, indemnification and other matters arising from the separation,

•	intellectual property matters,

•	business combinations involving us,

•

business operations or business opportunities of LFCM Holdings or us that would compete with the other party’s business opportunities, including investment banking by us and the management of alternative investment funds by LFCM Holdings, particularly as some of our managing directors provide services to LFCM Holdings,

•

the terms of the master separation agreement and related ancillary agreements, including the operation of the alternative investment fund management business and Lazard Group’s option to purchase the business,

•	the nature, quality and pricing of administrative services to be provided by us, and

•	the provision of services by certain of our managing directors to LFCM Holdings.

In addition, the administrative services agreement commits us to provide a range of services to LFCM Holdings and LAZ-MD Holdings, which could require the expenditure of significant amounts of time by our management. Our agreements with LAZ-MD Holdings and LFCM Holdings may be amended upon agreement of the parties to those agreements. We may not be able to resolve any potential conflicts and, even if we do, the resolution may be less favorable to us than if we were dealing with a different party.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements under the captions “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties outlined in “Risk Factors,” including the following:

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

Forward-looking statements include, but are not limited to, statements about the:

•	business’ possible or assumed future results of operations and operating cash flows,

•	business’ strategies and investment policies,

•	business’ financing plans and the availability of short-term borrowing,

•	business’ competitive position,

•	future acquisitions, including the consideration to be paid and the timing of consummation,

•	potential growth opportunities available to our businesses,

•	recruitment and retention of our managing directors and employees,

•	potential levels of compensation expense,

•	business’ potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,

•	likelihood of success and impact of litigation,

•	expected tax rates,

•	changes in interest and tax rates,

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

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of the year relating to our periodic or current reports under the Exchange Act.

Item 2.	Properties

The following table lists the properties used for the entire Lazard organization as of December 31, 2011, including properties used by the separated businesses. As a general matter, one or both of our Financial Advisory and Asset Management segments (as well as our Corporate segment) uses the following properties. We license and sublease to affiliates of LFCM Holdings certain office space, including office space that is used by the separated businesses. This includes subleasing or licensing 33,715 square feet principally relating to our lease in New York City located at 30 Rockefeller Plaza to affiliates of LFCM Holdings. Additionally, our New York, London and other offices sublease 37,481, 55,676 and 23,045 square feet, respectively, to third parties. We remain fully liable for the subleased space to the extent that affiliates of LFCM Holdings, or the third parties, fail to perform their obligations under the subleases for any reason.

Location	Square Footage	Offices
New York City	384,428 square feet of leased space	Principal office located at 30 Rockefeller Plaza.
Other North America	157,156 square feet of leased space	Boston, Charlotte, Chicago, Houston, Los Angeles, Minneapolis, Montreal, San Francisco and Washington D.C.
Paris	170,644 square feet of owned and leased space	Principal office located at 121 Boulevard Haussmann.
London	86,695 square feet of leased space	Principal office located at 50 Stratton Street.
Other Europe	123,900 square feet of leased space	Amsterdam, Bordeaux, Brussels, Frankfurt, Hamburg, Lyon, Madrid, Milan, Stockholm and Zurich.
Asia, Australia and Other	79,114 square feet of leased space	Beijing, Dubai City, Hong Kong, Manama, Melbourne, Mumbai, Perth, Riyadh, Seoul, Singapore, Sydney and Tokyo.

Item 3.	Legal Proceedings

The Company is involved from time to time in judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses, including proceedings initiated by former employees alleging wrongful termination. The Company reviews such matters on a case-by-case basis and establishes any required accrual if a loss is probable and the amount of such loss can be reasonably estimated. The Company does experience significant variation in its revenue and earnings on a quarterly basis. Accordingly, the results of any pending matter or matters could be significant when compared to the Company’s earnings in any particular fiscal quarter. The Company believes, however, based on currently available information, that the results of any pending matters, in the aggregate, will not have a material effect on its business or financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The New York Stock Exchange under the symbol “LAZ.” There is no publicly traded market for our Class B common stock, which is held by LAZ-MD Holdings. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our Class A common stock, as reported in the consolidated transaction reporting system, and the quarterly dividends declared during 2011 and 2010.

Price Range of Our Common Stock

	Sales Price		Dividends per Share of Common Stock
	High	Low
2011
Fourth quarter	$31.15	$19.04	$0.16
Third quarter	$37.99	$20.90	$0.16
Second quarter	$43.54	$35.30	$0.16
First quarter	$46.54	$39.09	$0.125

2010
Fourth quarter	$39.78	$34.38	$0.125
Third quarter	$36.95	$25.70	$0.125
Second quarter	$40.00	$26.30	$0.125
First quarter	$41.25	$33.31	$0.125

As of February 10, 2012, there were approximately 47 holders of record of our Class A common stock. This does not include the number of shareholders that hold shares in “street-name” through banks or broker-dealers.

On February 10, 2012, the last reported sales price for our Class A common stock on the New York Stock Exchange was $27.39 per share.

On January 25, 2012, the Board of Directors of Lazard Ltd declared a quarterly dividend of $0.16 per share on our Class A common stock, payable on February 24, 2012 to stockholders of record on February 6, 2012.

On February 6, 2012, we announced our plan to increase the quarterly dividend on our Class A common stock to $0.20 per share in April 2012.

Share Repurchases in the Fourth Quarter of 2011

The following table sets forth information regarding Lazard’s purchases of its Class A common stock on a monthly basis during the fourth quarter of 2011. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 – October 31, 2011
Share Repurchase Program (1)	1,217,109	$25.86	1,217,109	$226.9 million
Employee Transactions (2)	72,084	$28.46	–	–

November 1, 2011 – November 30, 2011
Share Repurchase Program (1)	393,964	$25.07	393,964	$217.0 million
Employee Transactions (2)	17,298	$27.77	–	–

December 1, 2011 – December 31, 2011
Share Repurchase Program (1)	205,200	$23.70	205,200	$212.1 million
Employee Transactions (2)	29,765	$27.90	–	–

Total
Share Repurchase Program (1)	1,816,273	$25.45	1,816,273	$212.1 million
Employee Transactions (2)	119,147	$28.22	–	–

(1)	As disclosed in more detail in Note 15 of Notes to Consolidated Financial Statements, in January 2010, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, the repurchase of up to $200 million in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2011. In addition, in February 2011 and October 2011, the Board of Directors of Lazard Ltd authorized the repurchase of up to an additional $250 million and $125 million, respectively, in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2012 and December 31, 2013, respectively. The share repurchase program is used primarily to offset a portion of the shares to be issued under the 2005 Plan and the 2008 Plan. Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions. Amounts shown in this line item include repurchases of both Class A common stock and Lazard Group common membership interests, and exclude the shares of Class A common stock withheld by the Company to cover estimated income taxes as described below.
(2)	Under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs and delivery of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to cover estimated income taxes. During the three month period ended December 31, 2011, the Company satisfied certain employees’ tax obligations in lieu of issuing 50,763 shares of Class A common stock to cover estimated taxes upon the vesting of 205,643 RSUs. In addition, the number of shares purchased during October 2011 include 68,384 shares withheld by the Company in connection with the satisfaction of certain employee’s tax obligations relating to the shares delivered in connection with the LAM Merger.

Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”

Other Matters

On November 28, 2011, Lazard Ltd issued 138,159 shares of Class A common stock in reliance on Section 4(2) of the Securities Act of 1933 in connection with the exchange of 138,159 common membership interests of Lazard Group held by certain members of LAZ-MD Holdings as provided for in the Master Separation Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings and other related documents.

Item 6.	Selected Financial Data

The following table sets forth the selected consolidated financial data for the Company for all years presented.

The consolidated statements of financial condition and operations data as of and for each of the years in the five-year period ended December 31, 2011 have been derived from Lazard Ltd’s consolidated financial statements. The audited consolidated statements of financial condition as of December 31, 2011 and 2010 and audited consolidated statements of operations for each of the years in the three year period ended December 31, 2011 are included elsewhere in this Form 10-K. The audited consolidated statements of financial condition as of December 31, 2009, 2008 and 2007, and the audited consolidated statements of operations for the years ended December 31, 2008 and 2007, are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and related notes included elsewhere in this Form 10-K.

Selected Consolidated Financial Data

	As Of Or For The Year Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands, except for per share amounts)
Consolidated Statements of Operations Data
Net Revenue:
Financial Advisory (a)	$992,107	$1,119,867	$986,820	$1,022,913	$1,240,177
Asset Management (b)	897,401	849,662	601,652	614,781	724,751
Corporate (c)	(59,996)	(64,161)	(57,954)	(80,487)	(47,239)

Net Revenue	1,829,512	1,905,368	1,530,518	1,557,207	1,917,689

Compensation and Benefits (d)	1,168,945	1,194,168	1,309,240	1,128,253	1,123,068
Other Operating Expenses (e)	425,068	467,550	403,512	403,814	376,326

Total Operating Expenses	1,594,013	1,661,718	1,712,752	1,532,067	1,499,394

Operating Income (Loss)	$235,499	$243,650	$(182,234)	$25,140	$418,295

Net Income (Loss)	$190,559	$194,423	$(188,245)	$(239)	$337,679

Net Income (Loss) Attributable to Lazard Ltd	$174,917	$174,979	$(130,242)	$3,138	$155,042

Net Income (Loss) Per Share of Class A Common Stock:
Basic	$1.48	$1.68	$(1.68)	$ 0.06	$ 3.04
Diluted	$1.36	$1.36	$(1.68)	$ 0.06	$ 2.79
Dividends Declared Per Share of Class A Common Stock	$0.605	$0.50	$ 0.45	$ 0.40	$ 0.36

Consolidated Statements of Financial Condition Data
Total Assets	$3,081,936	$3,422,532	$3,147,762	$2,862,931	$3,840,413
Total Debt (f)	$1,096,934	$1,249,753	$1,261,478	$1,264,575	$1,764,622
Total Lazard Ltd Stockholders’ Equity	$726,143	$652,398	$355,391	$250,580	$70,339
Total Stockholders’ Equity	$866,856	$796,117	$523,097	$311,752	$123,114

Other Data
Assets Under Management:
As of December 31	$141,039,000	$155,337,000	$129,543,000	$91,109,000	$141,413,000
Average During Year	$152,072,000	$137,381,000	$103,988,000	$122,828,000	$130,827,000
Total Headcount, As of December 31	2,511	2,332	2,294	2,434	2,458
Notes (in thousands of dollars): (a) Financial Advisory net revenue consists of the following:
	For The Year Ended December 31,
	2011	2010	2009	2008	2007
M&A and Strategic Advisory	$700,539	$714,059	$526,225	$814,660	$969,409
Capital Markets and Other Advisory	93,825	111,933	83,885	88,970	143,593

Total Strategic Advisory	794,364	825,992	610,110	903,630	1,113,002
Restructuring	197,743	293,875	376,710	119,283	127,175

Financial Advisory Net Revenue	$992,107	$1,119,867	$986,820	$1,022,913	$1,240,177

(b) Asset Management net revenue consists of the following:

	For The Year Ended December 31,
	2011	2010	2009	2008	2007
Management Fees	$818,038	$715,885	$486,810	$568,436	$595,725
Incentive Fees	26,245	86,298	74,795	34,961	67,032
Other Income	53,118	47,479	40,047	11,384	61,994

Asset Management Net Revenue	$897,401	$849,662	$601,652	$614,781	$724,751

(c)	“Corporate” includes interest expense (net of interest income), investment income (losses) from certain investments and net revenue earned by LFB through its money market desk and commercial banking operations, as well as any gains or losses from the extinguishment of debt.
(d)	Includes (i) in 2010, $24,860 relating to the acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards; (ii) in 2009, charges of $86,514 related to the acceleration of amortization expense relating to the vesting of RSUs held by Lazard’s former Chairman and Chief Executive Officer as the result of his death in October 2009 and $60,512 related to the accelerated vesting of the then unamortized portion of previously awarded deferred cash incentive awards; and (iii) in 2008, $197,550 relating to the compensation portion of the LAM Merger charge.
(e)	Includes (i) in 2010, restructuring expense of $87,108 related to the restructuring plan announced in the first quarter of 2010 and (ii) in 2009, restructuring expense of $62,550 related to the restructuring plan announced in the first quarter of 2009.
(f)	Represents the aggregate amount reflected in the Company’s consolidated statements of financial condition relating to senior debt, capital lease obligations and subordinated debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Summary

Lazard is a preeminent financial advisory and asset management firm. We have long specialized in crafting solutions to the complex financial and strategic challenges of a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals. Founded in 1848 in New Orleans, we currently operate from 42 cities in key business and financial centers across 27 countries throughout Europe, North America, Asia, Australia, the Middle East and Central and South America.

Our principal sources of revenue are derived from activities in the following business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”) and other strategic matters, restructurings, capital structure, capital raising and various other financial matters, and

•	Asset Management, which includes strategies for the management of equity and fixed income securities and alternative investment and private equity funds, as well as wealth management.

In addition, we record selected other activities in our Corporate segment, including management of cash, certain investments and the commercial banking activities of Lazard Group’s Paris-based Lazard Frères Banque SA (“LFB”). We also allocate outstanding indebtedness to our Corporate segment.

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

Our consolidated net revenue was derived from the following segments:

	Year Ended December 31,
	2011	2010	2009
Financial Advisory	54%	59%	65%
Asset Management	49	45	39
Corporate	(3)	(4)	(4)

Total	100%	100%	100%

We also invest our own capital from time to time, generally alongside capital of qualified institutional and individual investors in alternative investments or private equity investments, and, since 2005, we have engaged in a number of alternative investments and private equity activities, including investments through (i) the Edgewater Funds (“Edgewater”), our Chicago-based private equity firm (see Note 9 of Notes to Consolidated Financial Statements), (ii) Lazard Australia Corporate Opportunities Fund 2, which has an opportunistic investment strategy focused on the Australian mid-market, (iii) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small-to mid cap European companies, (iv) Corporate Partners II Limited

(“CP II”), a private equity fund targeting significant non-controlling investments in established public and private companies and (v) Lazard Senior Housing Partners LP (“Senior Housing”), which acquires companies and assets in the senior housing, extended stay and shopping center sectors. We continue to explore and discuss opportunities to expand the scope of our alternative investment and private equity activities in Europe, the U.S. and elsewhere. These opportunities could include internal growth of new funds and direct investments by us, partnerships or strategic relationships, investments with third parties or acquisitions of existing funds or management companies. Also, consistent with our obligations to LFCM Holdings LLC (“LFCM Holdings”), we may explore discrete capital markets opportunities.

Business Environment

Economic and global financial market conditions can materially affect our financial performance. As described above, our principal sources of revenue are derived from activities in our Financial Advisory and Asset Management business segments. As our Financial Advisory revenues are for the most part dependent on the successful completion of merger, acquisition, restructuring, capital raising or similar transactions, and our Asset Management revenues are primarily driven by the levels of assets under management (“AUM”), weak economic and global financial market conditions can result in a challenging business environment for M&A and capital-raising activity as well as our Asset Management business, but may provide opportunities for our restructuring business.

Overall, equity market indices at December 31, 2011 reflected little change in the U.S., and declined outside the U.S., when compared to such indices at December 31, 2010, with periods of significant volatility during the year. For the same period, capital-raising and M&A activity were uneven due to economic uncertainty caused by concerns over the scope and depth of the sovereign debt situation in Europe, the U.S. debt ceiling and related rating agency downgrade issues and continuing high U.S. unemployment, among other factors. The announced value of M&A activity increased modestly when compared to 2010. Restructuring activity continued at low levels, reflecting a cyclical decline in restructuring activity and a decrease in the number of corporate defaults.

Entering 2012, the outlook for equity and credit markets appears healthier, interest rates remain low while corporate cash balances remain high, CEO confidence appears to be improving and, as such, companies may be better positioned to make acquisitions for future growth and investors may be increasingly interested in deploying capital for investment purposes. Uncertainty remains, however, with regard to the stability of the global financial system and a variety of other factors.

In recent years, we have expanded our geographic reach, bolstered our industry expertise and continued to build in growth areas. Companies, government bodies and investors seek independent advice with a geographic perspective, deep understanding of capital structure, informed research and knowledge of global economic conditions. We believe that our business model as an independent advisor will continue to create opportunities for us to attract new clients and key personnel. We seek to leverage the power and scale of our firm-wide global network to drive growth in both our Financial Advisory and Asset Management business segments. We believe that we are well positioned to benefit from opportunities that may result from regional or global increases in M&A, restructuring, capital-raising or similar transactions, as well as increases in demand for investment management and advisory services. We continue to focus on the development of our business in this environment and on a wide variety of related factors, including the generation of stable revenue growth during periods of macroeconomic volatility, the prudent management of our costs and expenses and the return of cash to our shareholders.

We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all potentially applicable factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. See the section entitled “Risk Factors” in this Form 10-K. Furthermore, net income and revenue in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

Financial Advisory

As shown in the following table, during 2011 the value and number of completed and announced M&A transactions increased as compared to 2010, despite the overall decline in the value of both announced and completed transactions during the second half of 2011 versus the corresponding prior year period.

	Year Ended December 31,
	2011	2010	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
Global:
Value	$2,819	$2,481	14%
Number	43,599	41,416	5%
Trans-Atlantic:
Value	$236	$190	24%
Number	1,694	1,499	13%
Announced M&A Transactions:
Global:
Value	$2,819	$2,735	3%
Number	44,435	41,838	6%
Trans-Atlantic:
Value	$214	$201	6%
Number	1,726	1,503	15%

Source:	Dealogic as of January 16, 2012.

We continue to believe that we are relatively well positioned as our clients refinance, restructure and reposition their asset portfolios for growth.

Global restructuring activity during 2011 decreased from 2010 levels driven by a cyclical decline, resulting in a decelerating pace of corporate debt defaults. According to Moody’s Investors Service, Inc., during 2011 a total of 36 issuers defaulted, as compared to 61 in 2010. While the number and value of corporate defaults for 2011 are significantly lower as compared to 2010, we expect that our Restructuring business will remain active. Our Restructuring activities include advising companies on matters relating to debt restructurings, refinancings and other on- and off-balance sheet assignments. Our Restructuring assignments are generally executed over a six- to eighteen-month period.

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

Asset Management

As shown in the table below, major equity market indices at December 31, 2011 were mixed in the U.S., but declined outside the U.S., when compared to such indices at December 31, 2010. Global market indices at December 31, 2010 increased in most markets versus the corresponding indices at December 31, 2009.

	Percentage Changes December 31,
	2011 vs. 2010	2010 vs. 2009
MSCI World Index	(8)%	10%
CAC 40	(17)%	(3)%
DAX	(15)%	16%
FTSE 100	(6)%	9%
TOPIX 100	(24)%	(1)%
MSCI Emerging Market	(20)%	16%
Dow Jones Industrial Average	6%	11%
NASDAQ	(2)%	17%
S&P 500	0%	13%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM. Accordingly, since market movements and foreign currency volatility impact the level of our AUM, such items will impact the level of revenues we receive from our Asset Management business. A substantial portion of our AUM is invested in equities, and market movements reflected in the changes in Lazard’s AUM during the period generally corresponded to the changes in global market indices. Our AUM at December 31, 2011 decreased 9% versus AUM at December 31, 2010 (primarily due to market and foreign exchange depreciation), while our average AUM for 2011 increased 11% as compared to our average AUM in 2010. The higher levels of average AUM contributed to increased management fee revenues in 2011.

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

Lazard’s Asset Management segment principally includes Lazard Asset Management LLC (together with its subsidiaries, “LAM”), LFG, Edgewater (commencing July 15, 2009) and Lazard Wealth Management. Asset Management net revenue is derived from fees for investment management and advisory services provided to institutional and private clients. As noted above, the main driver of Asset Management net revenue is the level of AUM, which is influenced by the performance of the global equity markets and, to a lesser extent, fixed income markets and Lazard’s investment performance, which impacts its ability to successfully attract and retain assets.

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

Corporate segment net revenue consists primarily of investment gains and losses on the Company’s “seed investments” in LAM equity and fixed income funds and principal investments in equities and alternative asset management funds, investments at LFB and “equity method” investments (including gains and losses on the extinguishment of debt, interest income and interest expense). Corporate net revenue also can fluctuate due to changes in the fair value of investments classified as “trading”, and with respect to “available-for-sale” investments, when realized, or, with respect to “available-for-sale” and “held-to-maturity” investments, when a decline is determined to be other than temporary, as well as due to changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness. During the fourth quarter of 2010, all of LFB’s remaining corporate debt portfolio that had been previously designated as “available-for-sale” was sold, with net realized losses on a pre-tax basis reclassified from “accumulated other comprehensive income (loss), net of tax” (“AOCI”) to “investment gains (losses)”. For the years ended December 31, 2010 and 2009, the Company recorded net investment gains of $13 million and $29 million, respectively, in AOCI. As of December 31, 2010 and subsequent thereto, the Company held no “available-for-sale” or “held-to-maturity” investments.

Although Corporate segment net revenue during 2011 represented (3)% of Lazard’s net revenue, total assets in the Corporate segment represented 56% of Lazard’s consolidated total assets as of December 31, 2011, which is attributable to investments in government bonds and money market funds, fixed income funds, alternative asset management funds and other securities, private equity investments, cash and assets associated with LFB.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards, including (a) share-based incentive compensation under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”) and (b) Lazard Fund Interests (see Note 16 of Notes to Consolidated Financial Statements) and (iii) a provision for discretionary or guaranteed bonuses and profit pools. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our operating and financial performance, staffing levels, competitive pay conditions and the nature of revenues earned, as well as the mix between current and deferred compensation.

We believe that “awarded compensation and benefits expense” and the ratio of “awarded compensation and benefits expense” to “operating revenue,” both non-U.S. GAAP measures, provide the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years. “Awarded compensation and benefits expense” for a given year is calculated using “adjusted compensation and benefits expense,” as modified by the following items:

•	We deduct amortization expense recorded for U.S. GAAP purposes in each fiscal year associated with the vesting of deferred incentive compensation awards,

•

We add (i) the grant date fair value of the deferred incentive compensation awards granted applicable to the relevant year-end compensation process (e.g. grant date fair value of deferred incentive awards granted in 2012, 2011 and 2010 related to the 2011, 2010 and 2009 year-end compensation processes, respectively) and (ii) investments in people (e.g. “sign-on” bonuses) and other special deferred incentive awards granted throughout the applicable year, with such amounts in (i) and (ii) reduced by an estimate of future forfeitures of such awards, and

•	We adjust for year-end foreign exchange fluctuations.

For interim periods we use “adjusted compensation and benefits expense” and the ratio of “adjusted compensation and benefits expense” to “operating revenue,” both non-U.S. GAAP measures, for comparison of compensation and benefits expense between periods. For the calculations with respect to “adjusted compensation and benefits expense” and “awarded compensation and benefits expense” and related ratios to “operating revenue,” see the table under “Consolidated Results of Operations” below.

Lazard’s operating expenses also include “non-compensation expense” (which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and other expenses), the provision (benefit) pursuant to the tax receivable agreement with LFCM Holdings, amortization of intangible assets related to acquisitions and, in 2010 and 2009, restructuring expense. Amortization of intangible assets relates primarily to the acquisition of Edgewater. Restructuring expense relates to certain staff reductions and realignment of personnel in the first quarters of 2010 and 2009, and includes severance and related benefits expense, the acceleration of unrecognized expense pertaining to restricted stock unit awards denominated in shares of Lazard Ltd Class A common stock (“RSUs”) previously granted to individuals who were terminated and certain other costs related to these initiatives.

Provision for Income Taxes

As a result of its indirect investment in Lazard Group, Lazard Ltd, through certain of its subsidiaries, is subject to U.S. federal income taxes on its portion of Lazard Group’s operating income. Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income pertaining to the limited liability company is not subject to U.S. federal income taxes because taxes associated with such income represent obligations of the individual partners. Outside the U.S., Lazard Group operates principally through corporations and is subject to local income taxes.

Income taxes shown on Lazard’s consolidated statements of operations are principally related to non-U.S. entities and to New York City Unincorporated Business Tax (“UBT”) attributable to Lazard’s operations apportioned to New York City.

Noncontrolling Interests

Noncontrolling interests primarily relate to the amount attributable to LAZ-MD Holdings’ ownership interest in the net income of Lazard Group, amounts related to Edgewater, and various LAM-related general partnership interests (“GPs”) in limited partnerships held directly by certain of our LAM managing directors and investment companies which are deemed to be controlled by the Company. See Note 15 of Notes to Consolidated Financial Statements for information regarding the Company’s noncontrolling interests.

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

During 2010 and 2009, the Company reported certain credits (charges) (the “2010 special items” and the “2009 special items”, respectively, and collectively, the “2010 and 2009 special items”) that significantly impacted operating results for the applicable years. We believe that the impact of the 2010 and 2009 special items should be considered when comparing the results of the years in providing the most meaningful comparison between present, historical and future periods. The impact of such special items on the Company’s consolidated statements of operations (described in more detail in Notes 16 and 18 of Notes to Consolidated Financial Statements) is reflected in the table below.

	Year Ended December 31,
	2010		2009
	($ in thousands)
Compensation	($24,860	)(a)	($147,026	)(c)
Restructuring	(87,108	)(b)	(62,550	)(d)
(Provision) Benefit Pursuant To Tax Receivable Agreement	8,834		–	(e)

Impact On Operating Income (Loss)	(103,134)		(209,576)
(Provision) Benefit For Income Taxes	7,043		8,967
Noncontrolling Interest Benefit	24,388		57,890

Impact On Net Income (Loss) Attributable To Lazard Ltd	($71,703)		($142,719)

(a)	Accelerated amortization expense recognized in the first quarter of 2010 in connection with the vesting of share-based incentive compensation awards related to the amendment of the Company’s retirement policy.
(b)	Provision relating to the restructuring plan announced in the first quarter of 2010.
(c)	Consists of acceleration of amortization expense of (i) $86,514 in connection with the vesting of share-based incentive awards held by Lazard’s former Chairman and Chief Executive Officer as a result of his death in October 2009 and (ii) $60,512 related to the unamortized portion of previously awarded deferred cash incentive awards (no portion of which relates to Lazard’s former Chairman and Chief Executive Officer).
(d)	Provision relating to the restructuring plan announced in the first quarter of 2009.
(e)	There was no benefit pursuant to the tax receivable agreement relating to the 2009 special items.

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Selected financial data from the Company’s reported consolidated results of operations is set forth below, followed by a more detailed discussion of both consolidated and business segment results.

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)

Net Revenue	$1,829,512	$1,905,368	$1,530,518

Operating Expenses:
Compensation and benefits	1,168,945	1,194,168	1,309,240
Non-compensation	412,724	370,214	337,230
Amortization of intangible assets related to acquisitions	11,915	7,867	4,990
Restructuring	–	87,108	62,550
Provision (benefit) pursuant to tax receivable agreement	429	2,361	(1,258)

Total operating expenses	1,594,013	1,661,718	1,712,752

Operating Income (Loss)	235,499	243,650	(182,234)
Provision for income taxes	44,940	49,227	6,011

Net Income (Loss)	190,559	194,423	(188,245)
Less – Net Income (Loss) Attributable to Noncontrolling Interests	15,642	19,444	(58,003)

Net Income (Loss) Attributable to Lazard Ltd	$174,917	$174,979	$(130,242)

Operating Income (Loss), As A % Of Net Revenue	13%	13%	(12)%

The tables below describe the components of operating revenue, adjusted and awarded compensation and benefits expense and related key ratios, which include non-U.S. GAAP measures used by the Company to manage total compensation and benefits expense. We believe such non-U.S. GAAP measures provide the most meaningful basis for comparison between present, historical and future periods, as described above.

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Operating revenue
Total revenue	$1,919,638	$2,003,077	$1,638,408
Add (deduct):
LFB interest expense (a)	(3,926)	(8,277)	(13,815)
Revenue related to noncontrolling interests (b)	(16,696)	(16,277)	(6,965)
Gain on the repurchase of subordinated promissory note (c)	(18,171)	–	–
Changes in fair value pertaining to Lazard Fund Interests (d)	3,024	–	–

Operating revenue	$1,883,869	$1,978,523	$1,617,628

(a)	Interest expense incurred by LFB is reported as a charge in determining operating revenue because LFB is a commercial bank and we consider its interest expense to be a cost directly related to the revenues of its business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount.
(c)	Gain on the repurchase of the Company’s subordinated promissory note is excluded from operating revenue because of the non-operating nature of such transaction.
(d)	Changes in the fair value of investments held in connection with Lazard Fund Interests and other similar deferred compensation arrangements are excluded from operating revenue because they are equally offset by the change in value of the derivative liability pertaining to such awards, which is recorded within compensation and benefits expense.

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Compensation and benefits expense
Total compensation and benefits expense	$1,168,945	$1,194,168	$1,309,240
Deduct:
2010 and 2009 special items	–	(24,860)	(147,026)
Noncontrolling interests (a)	(3,740)	(3,098)	(1,657)
Changes in fair value pertaining to Lazard Fund Interests (b)	3,024	–	–

Adjusted compensation and benefits expense	1,168,229	1,166,210	1,160,557
Deduct – Amortization of incentive compensation awards	(289,366)	(240,533)	(333,374)

Total adjusted cash compensation and benefits expense (c)	878,863	925,677	827,183
Add:
Year-end deferred incentive compensation awards (d)	280,560	292,744	239,288
Sign-on and other special incentive awards (e)	39,950	27,255	39,225
Deduct – Adjustment for estimated forfeitures (f)	(32,051)	(32,000)	(27,851)
Other adjustments (g)	(4,620)	3,291	5,587

Awarded compensation and benefits expense	$1,162,702	$1,216,967	$1,083,432

Adjusted compensation and benefits expense, as a % of Operating Revenue	62.0%	58.9%	71.7%

Awarded compensation and benefits expense, as a % of Operating Revenue	61.7%	61.5%	67.0%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because, as is the case with operating revenue, Lazard has no economic interest in such amounts.
(b)	Changes in fair value of the derivative compensation liability recorded in connection with Lazard Fund Interests and other similar deferred compensation arrangements are excluded from compensation and benefits expense because such amounts are equally offset by a corresponding change in the fair value of the underlying investments excluded from operating revenue.
(c)	Includes base salaries and benefits of $506,490, $453,193 and $422,614 for 2011, 2010 and 2009, respectively, and cash incentive compensation of $372,373, $472,484 and $404,569 for the respective years.
(d)	Grant date fair value of deferred incentive compensation awards granted applicable to the relevant year-end compensation process (e.g. grant date fair value of deferred incentive awards granted in 2012, 2011 and 2010 related to the 2011, 2010 and 2009 year-end compensation processes, respectively).
(e)	Represents deferred incentive compensation awards that are granted outside the year-end compensation process, and includes investments in people (e.g. “sign-on” bonuses).
(f)	An estimate, based on historical experience and future expectations, for future forfeitures of the deferred portion of such awards in order to present awarded compensation and benefits expense on a similar basis to that under U.S. GAAP, which also considers estimated forfeitures.
(g)	Represents an adjustment to the year-end foreign exchange “spot” rate from the full year average rate for year- end incentive compensation awards.

Certain additional key ratios and headcount information are set forth below:

	Year Ended December 31,
	2011	2010	2009
As a % of Net Revenue, by Revenue Category:
Investment banking and other advisory fees	53%	58%	62%
Money management fees	47	43	37
Interest income	1	1	2
Other	4	3	6
Interest expense	(5)	(5)	(7)

Net Revenue	100%	100%	100%

See Note 23 of Notes to Consolidated Financial Statements for additional financial information on a geographic basis.

	As Of December 31,
	2011	2010	2009
Headcount:
Managing Directors:
Financial Advisory	140	129	150
Asset Management	71	64	56
Corporate	11	9	7
Other Employees:
Business segment professionals	1,092	999	990
All other professionals and support staff	1,197	1,131	1,091

Total	2,511	2,332	2,294

Operating Results

As reflected in the table above, the 2010 and 2009 special items had a significant impact on the Company’s reported operating results for the respective years. Lazard management believes that comparisons between years are most meaningful after excluding the impact of such items.

Year Ended December 31, 2011 versus December 31, 2010

The Company reported net income attributable to Lazard Ltd in both 2011 and 2010 of $175 million. The Company’s results in 2010 were significantly impacted by the 2010 special items, which served to decrease net income attributable to Lazard Ltd by $72 million. Accordingly, excluding the after-tax impact of the 2010 special items, net income attributable to Lazard Ltd in 2011 decreased $72 million, or 29%, as compared to 2010. The changes in the Company’s operating results during these years are described below.

Net revenue decreased by $76 million, or 4%, with operating revenue decreasing by $95 million, or 5%. Fees from investment banking and other advisory activities decreased $135 million, or 12%, reflecting the continued cyclical decline in restructuring activity and the number of corporate debt defaults, as well as a slowdown in overall M&A activity. Restructuring fee revenues in 2011 declined by $96 million, or 33%. M&A and Strategic Advisory fees in 2011 decreased $14 million, or 2%. Money management fees, including incentive fees, increased $47 million, or 6%, primarily due to a $102 million, or 14%, increase in money management fees principally reflecting a $15 billion, or 11%, increase in average AUM for 2011 and a favorable change in the mix of AUM into higher margin equity products, partially offset by a $60 million, or 70%, decline in incentive fees earned. Interest income decreased $6 million, or 30%, due primarily to a shift in asset allocation at LFB (with a corresponding decrease in interest expense). Other revenue increased $11 million, or 17%, primarily due to the pre-tax gain of $18 million related to the repurchase of the Company’s subordinated promissory note, partially offset by a $7 million aggregate decrease in net referral fees for underwriting, foreign exchange gains and commission revenue and net investment losses in 2011 (including losses of $3 million related to our purchase of investments underlying Lazard Fund Interests, which are equally offset by a corresponding reduction in compensation and benefits expense) as compared to net investment gains in 2010. Interest expense decreased $8 million, or 8%, principally reflecting the repurchase of our subordinated promissory note in the third quarter of 2011, as well as reduced interest expense on interest rate swap hedges on investments that were sold in 2010.

Compensation and benefits expense in 2011 was $1.169 billion, as compared to $1.194 billion in 2010. The decrease of $25 million in 2011 was principally due to the costs associated with the 2010 special item included in compensation and benefits expense in 2010. Adjusted compensation and benefits expense (which excludes certain items that management believes allows for improved comparability between years and which is described more thoroughly above) was $1.168 billion in 2011, substantially unchanged when compared to $1.166 billion in 2010. The resulting ratios of adjusted compensation and benefits expense to operating revenue were 62.0% and 58.9% for 2011 and 2010, respectively. The increase in the 2011 ratio reflects increases in base salaries of $53 million, or 11%, and amortization expense for deferred incentive compensation of $49 million, or 20%, which in the aggregate were offset by a decrease in cash incentive compensation of $100 million, or 21%. As described above, when analyzing compensation and benefits expense on a full year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years. Awarded compensation and benefits expense in 2011 of $1.163 billion decreased $54 million, or 4.5%, when compared to $1.217 billion for 2010, roughly in line with the 4.8% decline in operating revenue, despite significant investments in new hires in both of our businesses. The resulting ratio of awarded compensation and benefits expense to operating revenue was substantially unchanged when comparing 2011 to 2010 at 61.7% and 61.5%, respectively. The grant date fair value of year-end deferred incentive compensation awards for 2011 was $281 million, representing a 4% decrease compared to 2010.

In 2012, we currently anticipate a further increase in amortization expense for deferred incentive compensation of approximately $41 million. While the value of deferred incentive compensation award grants related to the 2011 and 2010 compensation processes were at a lower level than in previous years, the vesting periods associated with award grants related to prior years are uneven, resulting in all of the $41 million of increased amortization expense anticipated in 2012. When assuming a constant level of award grants for 2012, we currently anticipate that amortization expense will revert to a lower level in 2013. In addition, we currently expect to record a charge to compensation and benefits expense in the first quarter of 2012 in the range of $25 to $30 million related to severance costs and benefit payments and the acceleration of unrecognized amortization expense of deferred incentive compensation previously granted to individuals being terminated.

Non-compensation expense in 2011 was $413 million, an increase of $43 million, or 11%, as compared to $370 million in 2010. Non-compensation expense in the fourth quarter of 2011 included aggregate charges of $11 million relating to the Company’s leased facilities in the U.K. and the write-off of the capitalized costs related to the Company’s option to acquire the fund management activities of Lazard Alternative Investment Holdings LLC (“LAI”) (see Notes 14 and 21 of Notes to Consolidated Financial Statements). When excluding such charges, non-compensation expense increased by $32 million, or 9%, primarily reflecting (i) higher costs associated with investments in the business, including technology and related consulting, recruitment fees and, to a lesser extent, occupancy-related costs related to new and amended leases and (ii) increased costs related to a higher level of business activity, including transactional and AUM-based costs within our Asset Management business and travel expenditures in both our Financial Advisory and Asset Management businesses. The ratio of non-compensation expense to operating revenue was 21.9% in 2011 versus 18.7% for 2010. In 2012, as compared to 2011, we expect our occupancy-related costs associated with the amended lease at our Rockefeller Center facility to increase by approximately $11 million.

Amortization of intangible assets in 2011 increased by $4 million, primarily due to increased amortization relating to the Edgewater acquisition.

The provision pursuant to the tax receivable agreement in 2011 was $0.4 million, as compared to $2 million for 2010.

Operating income in 2011 was $236 million, a decrease of $8 million, or 3%, as compared to operating income of $244 million in 2010 (with such latter amount including the impact of the 2010 special items) and, as a percentage of net revenue, was 13% in both 2011 and 2010. Excluding the impact of the 2010 special items, operating income in 2011 decreased $111 million, or 32%, as compared to operating income of $347 million in 2010, and, as a percentage of net revenue, was 13%, as compared to 18%, respectively.

The provision for income taxes was $45 million and $49 million in 2011 and 2010, respectively, representing effective tax rates of 19.1% and 20.2% in 2011 and 2010, respectively. When excluding the tax impact of the 2010 special items, the income tax provision would have been $56 million in 2010, representing an effective tax rate of 16.2%.

Net income attributable to noncontrolling interests was $16 million and $19 million in 2011 and 2010, respectively. When excluding the impact of the 2010 special items, net income attributable to noncontrolling interests was $44 million in 2010. The decrease of $28 million principally reflects LAZ-MD Holdings’ reduced ownership interest in Lazard Group in 2011 and, to a lesser extent, a decrease in the noncontrolling interest relating to Edgewater in 2011.

Year Ended December 31, 2010 versus December 31, 2009

The Company reported net income attributable to Lazard Ltd of $175 million in 2010, as compared to a net loss of $130 million in 2009. The Company’s results in these years were adversely affected by the 2010 and the 2009 special items, which served to reduce the net income attributable to Lazard Ltd in 2010 and 2009 by $72 million and $143 million, respectively. Excluding the after-tax impact of the 2010 and 2009 special items, net income attributable to Lazard Ltd in 2010 was $247 million, an increase of $234 million as compared to 2009. The changes in the Company’s operating results during these years are described below.

Net revenue in 2010 increased $375 million, or 24%, as compared to 2009, with operating revenue increasing $361 million, or 22%. Fees from investment banking and other advisory activities increased $149 million, or 16%, including increases of $188 million, or 36%, in M&A and Strategic Advisory fees, as well as higher Capital Markets and Other Advisory fees, primarily from our Private Fund Advisory Group business, with the latter due to an increase in the value and number of fund closings, which in the aggregate was partially offset by a $83 million, or 22%, decline in Restructuring fee revenues reflecting a reduction in restructuring activity as the economy improved and the number of corporate debt defaults declined. Money management fees, including incentive fees, increased $249 million, or 44%, primarily due to a $33 billion, or 32%, increase in average AUM for 2010, the result of market appreciation and net inflows during 2010, a favorable change in the mix of AUM into higher margin equity products and higher incentive fees earned in 2010. Interest income decreased $8 million, or 28%, due primarily to the lower interest rate environment. Other revenue decreased $25 million, or 28%, primarily due to a $17 million, or 59%, decline in underwriting referral fees as a result of a lower level of equity capital markets transactions, and foreign exchange losses, as compared to gains in 2009. Other revenue in 2010 included investment gains of $19 million, as compared to gains of $20 million in 2009. The investment gains in 2010 are net of realized losses of $14 million in connection with the sale in the fourth quarter of LFB’s portfolio, while the gains in 2009 are net of a $13 million write-off of the Company’s investment in warrants of Sapphire Industrials Corp. (“Sapphire”), a special purpose acquisition company sponsored by Lazard. Interest expense decreased $10 million, or 9%, due to the lower interest rate environment and reduced levels of LFB’s customer deposits.

Compensation and benefits expense in 2010 was $1.194 billion, as compared to $1.309 billion in 2009. When excluding the 2010 and 2009 special items, compensation and benefits expense in 2010 increased $7 million, or 1%, which includes an increase in base salaries, the provision for discretionary compensation and profit pools directly related to the increase in operating revenue and was partially offset by a reduction in the amortization of share-based and deferred cash incentive awards. The ratios of adjusted compensation and benefits expense to operating revenue were 58.9% and 71.7% for 2010 and 2009, respectively. Awarded compensation and benefits expense in 2010 of $1.217 billion increased $134 million, or 12%, when compared to the $1.083 billion for 2009, a slower rate than the 22% growth in operating revenue. The increase in awarded compensation and benefits expense reflected a $98 million, or 12%, increase in cash compensation and benefits expense in 2010 and a $41 million, or 15%, increase in the grant date fair value of total deferred incentive compensation awards. The resulting ratios of awarded compensation and benefits expense to operating revenue were 61.5% and 67.0% for 2010 and 2009, respectively.

Non-compensation expense in 2010 was $370 million, an increase of $33 million, or 10%, as compared to $337 million in 2009. Factors contributing to this increase included higher spending on travel and other business development activities, technology and fund administration expenses related to a higher level of business activity and AUM. The ratio of non-compensation expense to operating revenue was 18.7% in 2010 versus 20.8% in 2009.

Amortization of intangible assets in 2010 increased $3 million, primarily due to the Edgewater acquisition in July 2009.

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

The provision pursuant to the tax receivable agreement for 2010 was $2 million as compared to a benefit of $1 million for 2009. When excluding the impact of the 2010 special items, the provision in 2010 would have been $11 million, with the increase due to a higher level of taxable income in 2010, with a corresponding increase in the level of tax savings attributable to the amortization of tax basis increases.

Operating income for 2010 was $244 million, as compared to an operating loss of $182 million in the prior year (with such amounts including the impact of the 2010 and 2009 special items) and, as a percentage of net revenue, was 13% in 2010, as compared to (12)% in 2009. Excluding the impact of the 2010 and 2009 special items, operating income in 2010 was $347 million, an increase of $319 million, as compared to operating income of $27 million in 2009, and, as a percentage of net revenue, was 18%, as compared to 2%, respectively.

The provision for income taxes was $49 million and $6 million in 2010 and 2009, respectively, representing effective tax rates of 20.2% and (3.3)% in 2010 and 2009, respectively. When excluding the tax benefits relating to the 2010 and 2009 special items, the income tax provision would have been $56 million in 2010, as compared to $15 million in 2009, representing effective tax rates of 16.2% and 54.8% in 2010 and 2009, respectively. The reduction in the effective tax rate in 2010 was primarily due to a change in the geographic mix of operating income between the respective years.

Net income (loss) attributable to noncontrolling interests in 2010 was $19 million, as compared to $(58) million in 2009, an increase of $77 million as compared to 2009. When excluding the impact of the 2010 and 2009 special items, net income attributable to noncontrolling interests was $44 million in 2010, an increase of $44 million as compared to 2009, with such increase primarily reflecting LAZ-MD Holdings’ ownership interest in the increased net income of Lazard Group, partially offset by a decrease in its ownership interest.

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

Financial Advisory

The following tables summarize the reported operating results of the Financial Advisory segment:

	Year Ended December 31,
	2011	2010		2009
	($ in thousands)
M&A and Strategic Advisory	$700,539	$714,059		$526,225
Capital Markets and Other Advisory	93,825	111,933		83,885

Total Strategic Advisory	794,364	825,992		610,110
Restructuring	197,743	293,875		376,710

Net Revenue	992,107	1,119,867		986,820
Operating Expenses (b)	929,688	950,968	(a)	998,727 (a)

Operating Income (Loss)	$62,419	$168,899		$(11,907)

Operating Income (Loss), As A Percentage Of Net Revenue	6%	15%		(1)%

(a)	Includes $19,571 and $48,533, representing the portion of the 2010 and 2009 special items, respectively, attributable to the Financial Advisory segment.
(b)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).

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

	Year Ended December 31,
	2011	2010	2009
Lazard Statistics:
Number of Clients With Fees Greater Than $1 Million:
Total Financial Advisory	241	255	257
M&A and Strategic Advisory	166	170	148
Percentage of Total Financial Advisory Revenue from Top 10 Clients (a)	14%	16%	17%
Number of M&A Transactions Completed With Values Greater than $1 billion (b)	57	39	40

(a)	There were no individual clients that constituted more than 10% of our Financial Advisory segment net revenue in the years ended December 31, 2011, 2010 or 2009.
(b)	Source: Dealogic as of January 16, 2012.

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms and is based on the Lazard offices that generate Financial Advisory net revenue, which are located in the U.S., Europe (primarily in the U.K., France, Italy, Spain and Germany) and the rest of the world (primarily in Australia) and therefore may not be reflective of the geography in which the clients are located.

	Year Ended December 31,
	2011	2010	2009
United States	55%	58%	51%
Europe	38	37	43
Rest of World	7	5	6

Total	100%	100%	100%

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

Financial Advisory Results of Operations

As reflected in the table of operating results of the Financial Advisory segment above, the portion of the 2010 and 2009 special items attributable to the Financial Advisory segment had a significant impact on the segment’s reported operating results for the respective years. Lazard management believes that comparisons between years are most meaningful after excluding the impact of such items.

Year Ended December 31, 2011 versus December 31, 2010

Total Strategic Advisory net revenue in 2011, representing fees from M&A, Sovereign, Capital Markets, Private Funds and Other Advisory businesses, decreased $32 million, or 4%, and Restructuring revenue declined $96 million, or 33%, as compared to 2010.

M&A and Strategic Advisory revenue in 2011 decreased $14 million, or 2%. Capital Markets and Other Advisory revenue in 2011 decreased $18 million, or 16%. The decrease in M&A and Strategic Advisory revenue in 2011 was principally due to a general slowdown in activity and resulted in lower average fees per M&A and Strategic Advisory transaction. Our major clients, which in the aggregate represented 25% of our M&A and Strategic Advisory revenue for the year, included Atria Senior Living Group, Clayton Dubilier & Rice, IBM, Landis + Gyr, Parmalat Spa, Progress Energy, Qwest Communications International, Royalty Pharmaceuticals, Smurfit Stone Container and Weather Investments.

The decrease in Capital Markets and Other Advisory revenue in 2011 was primarily attributable to a lower level of closings by Private Fund Advisory.

Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings, distressed asset sales and advice on complex on- and off-balance sheet assignments. The decline in Restructuring revenue was in turn driven by a cyclical decline in global restructuring activity, resulting in a lower number of active assignments in 2011, as compared to the prior year, and a corresponding decrease in completion fees. Notable assignments completed in 2011 included Energy Alloys, Nortel Networks, Station Casinos and Westgate Resorts.

Operating expenses decreased $21 million, or 2%, as compared to 2010. Excluding the impact of the 2010 special item attributable to the Financial Advisory segment, operating expenses were substantially unchanged when compared to 2010. Declines in compensation and benefits expense in 2011 were offset by higher costs principally related to travel and recruiting expenses.

Financial Advisory operating income in 2011 was $62 million, a decrease of $107 million, as compared to operating income of $169 million in 2010 (with such latter amount including the impact of the 2010 special item) and, as a percentage of net revenue, was 6% as compared to 15% in 2010. Excluding the impact of the 2010 special item, operating income in 2011 decreased $126 million, as compared to operating income of $188 million in 2010.

Year Ended December 31, 2010 versus December 31, 2009

Total Strategic Advisory net revenue, representing fees from M&A, Sovereign, Capital Markets, Private Funds and Other Advisory businesses, increased $216 million, or 35%, and Restructuring revenue declined $83 million, or 22%, as compared to 2009.

M&A and Strategic Advisory revenue increased $188 million, or 36%. Capital Markets and Other Advisory revenue increased $28 million, or 33%. The increase in M&A and Strategic Advisory revenue in 2010 was principally due to higher average fees per M&A and Strategic Advisory assignment. Our major clients, which in the aggregate represented 25% of our M&A and Strategic Advisory revenue for the year, included 3G Capital, Abraxis Bioscience, Coca-Cola Enterprises, Continental Airlines, Côte d’Ivoire, Kraft Foods, Marken, Newcrest Mining, Ocarina Trust, Royal Bank of Scotland Group and SSL International.

The increase in Capital Markets and Other Advisory revenue in 2010 primarily reflected increased revenue in our Private Fund Advisory Group, resulting from an increase in the number and value of fund closings, and was partially offset by decreases in underwriting referral fees from public offerings.

The decrease in Restructuring revenue was principally driven by a significant decline in retainer fees due to a decline in the number of active assignments in 2010 as compared to the prior year. Notable assignments completed in 2010 included Alliance Bank Joint Stock Company, BTA Bank JSC, Evraz Group, Extended Stay Hotels and LNR Property.

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

Financial Advisory operating income in 2010 was $169 million, an increase of $181 million, as compared to an operating loss of $12 million in 2009 (with such amounts including the impact of the 2010 and 2009 special items) and, as a percentage of net revenue, was 15% as compared to (1)% in 2009. Excluding the impact of the 2010 and 2009 special items, operating income in 2010 was $188 million, an increase of $151 million, as compared to operating income of $37 million in 2009, and as a percentage of net revenue, was 17%, as compared to 4% in 2009.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of December 31,
	2011	2010	2009
	($ in millions)
AUM:
International Equities	$27,599	$32,037	$32,268
Global Equities	68,584	77,965	58,332
U.S. Equities	20,179	21,298	16,003

Total Equities	116,362	131,300	106,603

European and International Fixed Income	12,293	12,249	13,763
Global Fixed Income	2,350	1,705	1,794
U.S. Fixed Income	3,107	3,190	2,499

Total Fixed Income	17,750	17,144	18,056

Alternative Investments	5,349	5,524	3,936
Private Equity	1,486	1,294	839
Cash Management	92	75	109

Total AUM	$141,039	$155,337	$129,543

Average AUM for the years ended December 31, 2011, 2010 and 2009 is set forth below. Average AUM is based on an average of quarterly ending balances for the respective years.

	Years Ended December 31,
	2011	2010	2009
	($ in millions)
Average AUM	$152,072	$137,381	$103,988

Total AUM at December 31, 2011 decreased $14 billion, or 9%, as compared to total AUM of $155 billion at December 31, 2010, primarily due to market depreciation and, to a lesser extent, the negative impact of the stronger U.S. Dollar versus foreign currencies. However, average AUM for the year ended December 31, 2011 was 11% higher than that for 2010. International, Global and U.S. equities represented 20%, 49% and 14% of total AUM at December 31, 2011, versus 21%, 50% and 14% at December 31, 2010.

Total AUM at December 31, 2010 increased $26 billion, or 20%, as compared to total AUM of $129 billion at December 31, 2009, primarily the result of market appreciation (which was generally consistent with the industry as a whole) and net inflows occurring during 2010. Average AUM for the year ended December 31, 2010 was 32% higher than the average AUM for 2009. International, Global and U.S. equities represented 21%, 50% and 14% of total AUM at December 31, 2010, respectively, versus 25%, 45% and 12% of total AUM at December 31, 2009, respectively.

As of December 31, 2011 and December 31, 2010, approximately 90% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and, as of such dates, 10% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

As of December 31, 2011, AUM denominated in foreign currencies represented approximately 61% of our total AUM, as compared to 63% at December 31, 2010. Foreign denominated AUM declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens.

The following is a summary of changes in AUM for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	($ in millions)
AUM—Beginning of Year	$155,337	$129,543	$91,109
Net Flows (a)	(1,048)	9,346	10,253
Acquisitions/(Dispositions) (b)	–	–	(831)
Market and Foreign Exchange Appreciation (Depreciation)	(13,250)	16,448	29,012

AUM—End of Year	$141,039	$155,337	$129,543

(a)	Includes inflows of $27,597, $35,028 and $30,984 and outflows of $28,645, $25,682 and $20,731 for the years ended December 31, 2011, 2010 and 2009, respectively.
(b)	Includes AUM and unfunded fee-earnings commitments related to the Edgewater Acquisition, offset by the disposition of private equity AUM related to the sale of Fonds Partenaires Gestion SA, our former private equity business in France.

During the year ended December 31, 2011, inflows were principally in Global Equities and resulted from increased investments in existing accounts, as well as new accounts gained. Outflows in 2011 occurred primarily in Global and International Equities and, to a lesser extent, International and U.S. Fixed Income products.

During the year ended December 31, 2010, inflows were principally in Global Equities and resulted from increased investments in existing accounts, as well as new accounts gained. Outflows in 2010 occurred primarily in Global and International Equities and certain Fixed Income products.

As of February 17, 2012, AUM was $155.7 billion, a $14.7 billion increase since December 31, 2011. The change in AUM was due to market/foreign exchange appreciation of $14.6 billion and net inflows of $0.1 billion. Market appreciation was approximately 10% of AUM since December 31, 2011, which was generally consistent with the increase in global market indices during that period.

The following table summarizes the reported operating results of the Asset Management segment:

	Year Ended December 31,
	2011	2010		2009
	($ in thousands)
Revenue:
Management Fees	$818,038	$715,885		$486,810
Incentive Fees	26,245	86,298		74,795
Other Income	53,118	47,479		40,047

Net Revenue	897,401	849,662		601,652
Operating Expenses (b)	628,945	584,348	(a)	504,452	(a)

Operating Income	$268,456	$265,314		$97,200

Operating Income, As A Percentage of Net Revenue	30%	31%		16%

(a)	Includes $2,902 and $7,508 representing the portion of the 2010 and 2009 special items attributable to the Asset Management segment.
(b)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).

Our top ten clients accounted for 22%, 22% and 23% of our total AUM at December 31, 2011, 2010 and 2009, respectively, and there were no individual clients that constituted more than 10% of our Asset Management segment net revenue during any of the years ended December 31, 2011, 2010 and 2009.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Year Ended December 31,
	2011	2010	2009
United States	60%	59%	53%
Europe	29	31	36
Rest of World	11	10	11

Total	100%	100%	100%

Asset Management Results of Operations

As reflected in the table of operating results of the Asset Management segment above, the portion of the 2010 and 2009 special items attributable to the Asset Management segment impacted the segment’s reported operating results for the respective years. Lazard management believes that comparisons between years are most meaningful after excluding the impact of such items.

Year Ended December 31, 2011 versus December 31, 2010

Asset Management net revenue in 2011 increased $48 million, or 6%, as compared to 2010. Management fees increased $102 million, or 14%, as compared to 2010, driven primarily by an 11% increase in average AUM, as well as a favorable change in the mix of AUM into higher margin equity products. Incentive fees, consisting of traditional long-only and alternative investment strategies, decreased $60 million, or 70%, as compared to 2010, principally due to difficult market conditions. Other income increased $6 million, or 12%, as compared to 2010, primarily due to increased interest, commission and custody fee income.

Operating expenses in 2011 increased $45 million, or 8%, as compared to 2010. Excluding the impact of the 2010 special item attributable to the Asset Management segment, operating expenses increased $47 million, or 8%. The principal contributors to the increase were higher fees for fund administration and outsourced services and increased business development expenses for travel and market related data due to the increased level of business activity, transactions and average AUM and higher compensation expense.

Asset Management operating income in 2011 was $268 million, an increase of $3 million, as compared to operating income of $265 million in 2010 (with such latter amount including the impact of the 2010 special item) and, as a percentage of net revenue, was 30%, as compared to 31% in 2010. Excluding the impact of the 2010 special item, operating income in 2011 was substantially unchanged from 2010.

Year Ended December 31, 2010 versus December 31, 2009

Asset Management net revenue increased $248 million, or 41%, as compared to 2009. Management fees increased $229 million, or 47%, as compared to 2009, driven by a 32% increase in average AUM, as well as a favorable change in the mix of AUM into higher margin equity products. Incentive fees, consisting of traditional long-only and alternative investment strategies, increased $12 million, or 15%, as compared to 2009. Other revenue increased $7 million, or 19%, as compared to 2009, primarily due to increased investment and commission income.

Operating expenses increased $80 million, or 16%, as compared to 2009. Excluding the impact of the 2010 and 2009 special items attributable to the Asset Management segment, operating expenses increased $85 million, or 17%, primarily due to a higher provision for discretionary compensation and profit pools related to the increase in operating revenue, as well as higher fees for outsourced services related to AUM growth and an increase in the amortization of intangible assets relating to the Edgewater acquisition.

Asset Management operating income was $265 million, an increase of $168 million, as compared to $97 million in 2009 (with such amounts including the impact of the 2010 and 2009 special items) and, as a percentage of net revenue, was 31%, as compared to 16% in 2009. Excluding the impact of the 2010 and 2009 special items, operating income in 2010 was $268 million, an increase of $164 million, as compared to operating income of $104 million in 2009, and, as a percentage of net revenue, was 32%, as compared to 17% in 2009.

Corporate

The following table summarizes the reported operating results of the Corporate segment:

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Interest Income	$6,319	$15,705	$23,367
Interest Expense	(87,981)	(95,756)	(103,131)

Net Interest (Expense)	(81,662)	(80,051)	(79,764)
Other Revenue	21,666	15,890	21,810

Net Revenue (Expense)	(59,996)	(64,161)	(57,954)
Operating Expenses	35,380	126,402 (a)	209,573 (a)

Operating Loss	$(95,376)	$(190,563)	$(267,527)

(a)	Includes expenses of $80,661 and $153,535 representing the portion of the 2010 and 2009 special items, respectively, attributable to the Corporate segment.

Corporate Results of Operations

As reflected in the table of operating results of the Corporate segment above, the 2010 and 2009 special items had a significant impact on the segment’s reported operating results for the respective years. Lazard management believes that comparisons between years are most meaningful after excluding the impact of such items.

Year Ended December 31, 2011 versus December 31, 2010

Net interest expense increased $2 million, or 2%, as compared to 2010.

Other revenue in 2011 increased $6 million, or 36%, and includes a pre-tax gain of $18 million related to Company’s repurchase of its subordinated promissory note, partially offset by investment losses of $12 million.

Operating expenses in 2011 decreased $91 million, principally related to the net impact of the 2010 special items recorded in the Corporate segment. When excluding the 2010 special items, operating expenses in 2011 decreased $10 million, or 23%, primarily due to lower compensation, lower expenses related to secondary offerings in 2010 and a lower provision related to the tax receivable agreement. Such decreases were partially offset by expenses in the fourth quarter of 2011 related to the U.K. lease write-off and the write-off of the capitalized costs related to our option to acquire the fund management activities of LAI.

Year Ended December 31, 2010 versus December 31, 2009

Net interest expense was relatively unchanged as compared to 2009. Other revenue declined $6 million, or 27%, compared to 2009, reflecting foreign exchange losses in 2010 as compared to gains in 2009, and lower investment income. Investment income in 2010 includes realized losses of $14 million in connection with the fourth quarter sale of LFB’s portfolio, as compared to the $13 million write-off in 2009 of the Company’s investment in warrants of Sapphire (see Note 5 of Notes to Consolidated Financial Statements).

Operating expenses decreased $83 million, or 40%, the principal portion of which related to the net impact of the 2010 and 2009 special items recorded in the Corporate segment. When excluding the impact of the 2010 and 2009 special items, operating expenses declined $10 million, or 18%, principally due to a decline in the amortization of share-based and deferred cash incentive compensation awards, which was partially offset by a higher provision in 2010 in discretionary compensation related to the increase in the Company’s operating revenue.

Cash Flows

The Company’s cash flows are influenced by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to shareholders, payments of incentive compensation to managing directors and employees and purchases of Class A common stock and, in 2011, repurchases of debt. M&A, Strategic Advisory, and Asset Management fees are generally collected within 60 days of billing, while Restructuring fee collections may extend beyond 60 days, particularly those that involve bankruptcies with court-ordered holdbacks. Fees from our Private Fund Advisory Group activities are generally collected over a four-year period from billing and typically include an interest component.

The Company makes cash payments for, or in respect of, a significant portion of its incentive compensation during the first three months of each calendar year with respect to the prior year’s results.

Summary of Cash Flows:

	Year Ended December 31,
	2011	2010
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$190.6	$194.4
Noncash charges (a)	325.8	364.2
Other operating activities (b)	(118.6)	(389.7)

Net cash provided by operating activities	397.8	168.9

Investing activities (c)	(45.3)	411.7
Financing activities (d)	(552.4)	(277.9)
Effect of exchange rate changes	(6.0)	(10.3)

Net (Decrease) Increase in Cash and Cash Equivalents	(205.9)	292.4
Cash and Cash Equivalents:
Beginning of Year	1,209.7	917.3

End of Year	$1,003.8	$1,209.7

(a) Consists of the following:

Depreciation and amortization of property	$24.6	$22.7
Amortization of deferred expenses, stock units and interest rate hedge	300.3	316.2
Investment losses (including other-than-temporary impairment losses)	–	8.9
Deferred tax provision	7.2	8.1
Amortization of intangible assets related to acquisitions	11.9	7.9
(Gains) losses on extinguishment of debt	(18.2)	0.4

Total	$325.8	$364.2

(b)	Includes net changes in operating assets and liabilities, including, in 2011, outflows of approximately $90 million associated with the obligation under the 2008 LAM Merger transaction and approximately $57 million in aggregate for LAM seed and private equity investments.
(c)	In 2010, consists primarily of activity relating to proceeds from sales and maturities of “available-for-sale” securities and the distribution received relating to our equity method investment in Sapphire.
(d)	Consists primarily of purchases of shares of Class A common stock and common membership interests from LAZ-MD Holdings, settlements of vested RSUs, Class A common stock dividends and distributions to noncontrolling interest holders and activity relating to borrowings, including, in 2011, the repurchase of the Company’s 3.25% subordinated promissory note.

Liquidity and Capital Resources

The Company’s liquidity and capital resources are derived from operating activities, financing agreements and equity offerings.

Operating Activities

Net revenue, operating income and cash receipts fluctuate significantly between quarters. In the case of Financial Advisory, fee receipts are generally dependent upon the successful completion of client transactions, the occurrence and timing of which is irregular and not subject to Lazard’s control. In the case of Asset Management, incentive fees earned on AUM are generally not earned until the end of the applicable measurement period, which is generally the fourth quarter of Lazard’s fiscal year, with the respective receivable collected in the first quarter of the following year.

Liquidity is significantly impacted by cash payments for, or in respect of, incentive compensation, a significant portion of which are made during the first three months of the year. As a consequence, cash on hand generally declines in the beginning of the year and gradually builds over the remainder of the year. We also pay certain tax advances during the year on behalf of our managing directors, which serve to reduce their respective incentive compensation payments. We expect this seasonal pattern of cash flow to continue.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of Class A common stock and Lazard Group common membership interests and matters relating to liquidity and to compliance with regulatory net capital requirements. At December 31, 2011, Lazard had approximately $1.0 billion of cash, with such amount including approximately $351 million held at Lazard’s operations outside the U.S.. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from its foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of December 31, 2011, Lazard had approximately $312 million in unused lines of credit available to it, including a $150 million, three-year, senior revolving credit facility with a group of lenders that matures in April 2013 (the “Credit Facility”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $91 million (at December 31, 2011 exchange rates) and Edgewater of $65 million. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

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

Financing Activities

The table below sets forth our corporate indebtedness as of December 31, 2011 and December 31, 2010. The agreements with respect to this indebtedness are discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Maturity Date	As of December 31,		Increase (Decrease)
		2011	2010
		($ in millions)
Senior Debt:
7.125%	2015	$528.5	$528.5	$–
6.85%	2017	548.4	548.4	–
Subordinated Debt (a):
3.25%	–	–	150.0	(150.0)

Total Senior and Subordinated Debt		$1,076.9	$1,226.9	$(150.0)

(a)	On July 22, 2011, the Company repurchased its outstanding $150 million, 3.25% subordinated promissory note, at a cost, excluding accrued interest, of $131.8 million. Such repurchase resulted in a pre-tax gain of $18.2 million.

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is owing to the lending bank group, the Credit Facility includes financial condition covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended December 31, 2011 Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.87 to 1.00 and its Consolidated Interest Coverage Ratio being 7.90 to 1.00. In any event, no amounts were outstanding under the Credit Facility as of December 31, 2011.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At December 31, 2011, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 13 of Notes to Consolidated Financial Statements for additional information regarding senior and subordinated debt.

Stockholders’ Equity

At December 31, 2011, total stockholders’ equity was $867 million, as compared to $796 million and $523 million at December 31, 2010 and 2009, respectively, including $726 million, $652 million and $355 million attributable to Lazard Ltd on the respective dates. The net activity in stockholders’ equity during the years ended December 31, 2011 and 2010 is reflected in the table below (in millions of dollars):

	Year Ended December 31,
	2011	2010
Stockholders’ Equity—Beginning of Year	$796	$523

Increase (decrease) due to:
Net income	191	194
Amortization of share-based incentive compensation	275	305
Class A common stock issued/issuable in connection with business acquisitions	45	48
Purchase of Class A common stock and Lazard Group common membership interests	(206)	(157)
Delivery of Class A common stock in connection with share-based incentive compensation	(93)	(58)
Class A common stock dividends	(71)	(51)
Distributions to noncontrolling interests—net	(21)	(33)
AOCI (including noncontrolling interests’ portion thereof)(*)	(44)	25
Other—net	(5)	–

Stockholders’ Equity—End of Year	$867	$796

(*) Includes:
Net foreign currency translation adjustments	$(9)	$(9)
Net mark-ups and adjustments for items reclassified to earnings related to securities designated as “available-for-sale”	–	13
Employee benefit plans and other adjustments	(35)	21

Total	$(44)	$25

On January 27, 2010, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, a share repurchase program which permitted the repurchase of up to $200 million in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2011. In addition, in February 2011 and October 2011, the Board of Directors of Lazard Ltd authorized the repurchase of up to an additional $250 million and $125 million, respectively, in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2012 and December 31, 2013, respectively. During the year ended December 31, 2011 the Company repurchased 6,135,189 shares of Class A common stock, at an aggregate cost of $205 million and 19,032 Lazard Group common membership interests at an aggregate cost of $1 million. As of January 1, 2012, $212 million of the current aggregate $375 million share repurchase amount authorized as of such date remained available as follows – $87 million of the $250 million share repurchase amount expiring December 31, 2012, and all of the $125 million share repurchase amount expiring December 31, 2013. Furthermore, under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs, shares of Class A common stock may be withheld by the Company to cover estimated income taxes.

In addition to the repurchases of Class A common stock and Lazard Group common membership interests described above, during the year ended December 31, 2011, in order, among other reasons, to help neutralize the dilutive effect of our share-based incentive compensation plans, the Company utilized $93 million to satisfy certain employees’ withholding tax obligations on vested RSUs and delivery of restricted Class A common stock in lieu of issuing 2,422,427 shares of Class A common stock directly by Lazard Ltd or by delivery of shares held by Lazard Group.

See Note 15 of Notes to Consolidated Financial Statements for information regarding (i) the issuance of Class A common stock, (ii) secondary offerings of Class A common stock, (iii) exchanges of Lazard Group common membership interests and (iv) the share repurchase program, and Note 16 of Notes to Consolidated Financial Statements for information regarding incentive plans.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of December 31, 2011:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior Debt (including interest) (a)	$1,415,236	$75,218	$150,435	$622,452	$567,131
Operating Leases (exclusive of $167,124 of sublease income) (b)	1,067,055	57,201	134,016	129,009	746,829
Capital Leases (including interest) (b)	24,410	3,672	6,664	5,181	8,893
Investment Capital Funding Commitments (c)	52,197	19,992	30,153	2,052	–

Total (d)	$2,558,898	$156,083	$321,268	$758,694	$1,322,853

(a)	See Note 13 of Notes to Consolidated Financial Statements.
(b)	See Note 14 of Notes to Consolidated Financial Statements.
(c)	See Note 6 of Notes to Consolidated Financial Statements.
(d)	The table above excludes contingent obligations and any possible payments for uncertain tax positions given the inability to estimate the timing of the latter payments. See Notes 14, 16, 17 and 19 of Notes to Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes, respectively.

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

If, in Lazard’s judgment, collection of a fee is not probable, Lazard will not recognize revenue until the uncertainty is removed. We maintain an allowance for doubtful accounts to provide coverage for estimated losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where we determine the receivables are impaired, which may include situations where a fee is in dispute or litigation has commenced.

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

At December 31, 2011 and 2010, the Company had receivables past due of approximately $23 million and $17 million, respectively, and its allowance for doubtful accounts was $19 million and $15 million at such respective dates.

Income Taxes

As part of the process of preparing our consolidated financial statements, we estimate our income taxes for each of our tax-paying entities in each of their respective jurisdictions. In addition to estimating actual current tax liability for these jurisdictions, we also must account for the tax effects of differences between the financial reporting and tax reporting of items, such as deferred revenue, compensation and benefits expense, unrealized gains or losses on investments and depreciation and amortization, as well as intercompany transactions such as revenue sharing, dividends and interest expense. These temporary differences result in deferred tax assets and liabilities. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and, as discussed below, any valuation allowance recorded against our deferred tax assets.

A deferred tax asset is recognized if it is more likely than not (defined as a likelihood of greater than 50%) that a tax benefit will be accepted by a taxing authority. The measurement of deferred tax assets and liabilities is based upon currently enacted tax rates in the applicable jurisdictions. At December 31, 2011, on a consolidated basis, we recorded deferred tax assets of approximately $1.3 billion.

Subsequent to the recognition of deferred tax assets, we also must continually assess the likelihood that such deferred tax assets will be realized. If we determine that we may not fully derive the benefit from a deferred tax asset, we consider whether it would be appropriate to apply a valuation allowance against the applicable deferred tax asset. In order to determine whether we apply a valuation allowance, we must assess whether it is more likely than not that such asset will be realized, taking into account all available information. The ultimate realization of a deferred tax asset for a particular entity depends, among other things, on the generation of taxable income by such entity in the applicable jurisdiction. Although we have been profitable on a consolidated basis in the last two years, certain of our tax-paying entities have individually experienced pre-tax losses on a cumulative three-year basis primarily due to permanent differences between net income and taxable income at such entities. Considering these losses and the other factors listed below, we have recorded a valuation allowance of approximately $1.1 billion on our deferred tax assets as of December 31, 2011.

We consider multiple possible sources of taxable income when assessing a valuation allowance against a deferred tax asset, including:

•	future reversals of existing taxable temporary differences;

•	future taxable income exclusive of reversing temporary differences and carryforwards;

•	taxable income in prior years; and

•	tax-planning strategies.

The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available information, including the following:

•	nature, frequency and severity of any recent losses,

•	duration of statutory carryforward periods,

•	historical experience with tax attributes expiring unused, and

•	near-term and medium-term financial outlook.

The weight we give to any particular item is, in part, dependent upon the degree to which it can be objectively verified. We give greater weight to the recent results of operations of a relevant entity. Pre-tax operating losses on a three year cumulative basis or lack of sustainable profitability are considered significant evidence and will generally outweigh a projection of future taxable income.

The table below sets forth our deferred tax assets and liabilities, and the valuation allowance recorded against our deferred tax assets, as of December 31, 2011 and December 31, 2010:

	December 31,
	2011	2010
	($ in thousands)
Deferred Tax Assets:
Basis adjustments (primarily as a result of the separation and recapitalization transactions that occurred during 2005 and from secondary offerings)	$846,252	$877,143
Compensation and benefits	196,133	207,080
Net operating loss and tax credit carryforwards	209,781	156,798
Depreciation and amortization	1,519	14,785
Other	25,410	39,316

Gross deferred tax assets	1,279,095	1,295,122
Valuation allowance	(1,145,257)	(1,165,274)

Total deferred tax assets (net of valuation allowance)	$133,838	$129,848

Deferred Tax Liabilities:
Depreciation and amortization	$16,240	$16,469
Compensation and benefits	10,729	20,563
Goodwill	15,031	9,839
Other	41,581	35,201

Total deferred tax liabilities	$83,581	$82,072

As mentioned previously, certain of our tax-paying entities have individually experienced losses on cumulative basis over the past several years. If these entities achieve sustainable levels of profitability in the future, we believe there is a reasonable possibility that the valuation allowance recorded against our deferred tax assets at such entities could be reduced significantly. If any valuation allowance reduction were to occur, we would likely have a negative effective tax rate in the period in which such reduction occurs. Included in our deferred tax assets as of December 31, 2011 are approximately $709 million related to certain basis step-ups and approximately $137 million of net operating losses generated by the amortization of such step-up assets. Under our tax receivable agreement, Lazard Group will retain 15% of the actual cash tax savings relating to such assets and will pay 85% of such savings to the former owners of Lazard. As a result, in the event of a reduction of our valuation allowance, we also would recognize a liability relating to the portion expected to be payable under the tax receivable agreement. The creation of this liability could potentially offset a significant amount (but not all) of the income we would otherwise recognize upon a release of the valuation allowance.

If any valuation allowance reduction were to occur, for subsequent periods, our effective tax rate, with all other factors being held constant, would increase and could be significantly higher than our effective tax rate in the period immediately preceding the reduction in the valuation allowance. In such a situation, an increase in our effective tax rate would not impact the amount of cash income taxes we would pay in those periods subsequent to the release of any valuation allowance.

In addition to the discussion above regarding deferred tax assets and associated valuation allowances, other factors affect our provision for income taxes, including changes in the geographic mix of our business, the level of our annual pre-tax income, transfer pricing and intercompany transactions. In addition, our interpretation of complex tax laws may impact our recognition and measurement of current and deferred income taxes. Tax contingencies involve complex issues and often require an extended period of time to resolve. Tax contingencies that are resolved in a manner that is adverse to us could have a material adverse effect on our financial results. See “Risk Factors” for more information on risks related to income taxes.

See Note 19 of Notes to Consolidated Financial Statements for additional information regarding income tax matters.

Investments

Investments consist principally of debt securities, equities, interests in alternative asset management funds, fixed income funds and other private equity investments.

These investments are carried at either fair value on the consolidated statements of financial condition, with any increases or decreases in fair value reflected (i) in earnings, to the extent held by our broker-dealer subsidiaries or when designated as “trading” securities within our non-broker-dealer subsidiaries, and (ii) in AOCI, to the extent designated as “available-for-sale” securities until such time they are realized and reclassified to earnings, or, if designated as “held-to-maturity” securities, amortized cost on the consolidated statements of financial condition. Any declines in the fair value of “available-for-sale” and “held-to-maturity” securities that are determined to be other than temporary are charged to earnings. As of December 31, 2010 and subsequent thereto, there were no securities designated as “available-for-sale” or “held-to-maturity”.

Gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income or AOCI and therefore subject Lazard to market and credit risk.

Data relating to net investments is set forth below (in millions of dollars):

	December 31,
	2011 (a)		2010
	$	%	$	%
Debt securities (b)	$37	10%	$62	15%
Equity securities (net of $4 and $3 of securities sold, not yet purchased, at December 31, 2011 and 2010, respectively) (c)	152	41	86	21
Alternative asset management funds owned (principally GP interests in Lazard-managed hedge funds) (d)	20	5	50	12
Private equity owned (e)	104	28	96	23
Fixed income funds (f)	31	8	34	8
Other (g)	30	8	87	21

Net investments	$374	100%	$415	100%

Total assets	$3,082		$3,423

Net investments, as a percentage of total assets	12%		12%

(a)	Investments above include investments held in connection with Lazard Fund Interests and other similar deferred compensation arrangements granted, with an aggregate fair value of $27 million at December 31, 2011. Market risk associated with such investments is equally offset by any changes in the fair value related to the Company’s obligation pertaining to such awards.

(b)	Debt securities primarily consist of U.S. and non-U.S. government debt securities and debt securities of U.S. Government agencies and state and municipal debt securities, and include debt securities seeding our Asset Management business.

(c)	The Company’s equity securities primarily represent investments in marketable equity securities of large-, mid- and small-cap domestic, international and global companies seeding new Asset Management products and includes investments in public and private asset management funds managed both by LAM and third-party asset managers. Hedging strategies are employed to attempt to reduce market risk, and, in turn, the volatility to earnings.

Additional information regarding equity securities is shown below:

	December 31,
	2011	2010
Percentage invested in:
Consumer	38%	28%
Financials	19	28
Industrial	9	9
Other	34	35

Total	100%	100%

(d)	The fair value of such interests reflects the pro-rata value of the ownership of the underlying securities in the funds. Such funds are broadly diversified and may incorporate particular strategies; however, there are no investments in funds with a single sector strategy.

(e)	Comprised of investments in private equity funds and direct private equity interests that are generally not subject to short-term market fluctuation, but may subject Lazard to market or credit risk.

Private equity investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small-to mid-cap European companies; (ii) CP II, a private equity fund targeting significant noncontrolling investments in established public and private companies; (iii) Senior Housing, which targets controlling interests in companies and assets in senior housing, extended stay and shopping center sectors, and (iv) Edgewater Growth Capital Partners III, a private equity fund primarily making growth equity and buyout investments in high-quality, lower middle market companies.

(f)	Fixed income funds primarily consists of amounts seeding products of our Asset Management segment. Hedging strategies are employed to attempt to reduce market risk and, in turn, the volatility to earnings.

(g)	Represents investments (i) accounted for under the equity method of accounting and (ii) private equity and general partnership interests that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “stockholders’ equity” on the consolidated statements of financial condition.

The decrease in the Company’s aggregate investments at December 31, 2011 compared to December 31, 2010 of $41 million relates principally to maturities of government debt securities, the disposition of certain alternative asset management funds and a decline in private equity and general partnership interests consolidated but owned by noncontrolling interests, partially offset by additional investments in corporate equities to seed Asset Management products.

At December 31, 2011, $133 million of our total investments at a fair value of $374 million, or 36%, were classified as Level 3 assets. Substantially all of our Level 3 investments are priced based on a NAV or its equivalent. During the year ended December 31, 2011, approximately $3 million of losses were recognized in “revenue-other” on the consolidated statement of operations pertaining to Level 3 investments. For additional information, see Note 6 of Notes to Consolidated Financial Statements.

For additional information regarding risks associated with our investments, see “Risk Factors—Other Business Risks—Our results of operations may be affected by market fluctuations related to positions held in our investment portfolios”.

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

Goodwill

In accordance with current accounting guidance, goodwill has an indefinite life and is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. For years prior to 2011, Lazard made estimates and assumptions in order to determine the fair value of its assets and liabilities and to project future earnings using various valuation techniques. Commencing in 2011, as permitted under an amendment issued by the Financial Accounting Standards Board, the Company elected to perform a qualitative evaluation about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of actually calculating the fair value of the reporting unit. See Note 11 of Notes to Consolidated Financial Statements for additional information regarding goodwill.

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

Risk Management

We encounter risk in the normal course of business, and therefore, in order to help manage and monitor such risks, we have designed risk management processes which consider both the nature of our business and our operating model. We are subject to varying degrees of credit and market risk, including risks related to the level of soundness of our clients, financial, governmental and other institutions and third parties, as well as operational and liquidity risks (see “—Liquidity and Capital Resources”) and we monitor these risks at both an entity level and on a consolidated basis. Management within each of Lazard’s operating locations is principally responsible for managing the risks within its respective businesses on a day-to-day basis.

Market and/or credit risks related to our investing activities are discussed under “Critical Accounting Policies and Estimates—Investments” above. Risks related to Lazard’s other activities are presented below. Lazard has established procedures to assess credit and market risks, as well as specific interest rate and currency risk, and has established limits related to various positions.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness and specifically provide for exposures where we determine the receivables are impaired. At December 31, 2011, total receivables amounted to $504 million, net of an allowance for doubtful accounts of $19 million. As of that date, Financial Advisory and Asset Management fees, customer and related party receivables comprised 80%, 16% and 4% of total receivables, respectively. At December 31, 2010, total receivables amounted to $569 million, net of an allowance for doubtful accounts of $15 million. As of that date, Financial Advisory and Asset Management fees, customer and related party receivables comprised 85%, 11% and 4% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit. At December 31, 2011 and 2010, customer and related party receivables included $29 million and $41 million of LFB loans, respectively. Such loans are closely monitored for counterparty creditworthiness to help minimize exposure. In addition, as of December 31, 2011, LFB had commitments to lend totaling $16 million, which are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level.

LFB fully secures its collateralized lending and borrowing transactions with fixed income securities.

Credit Concentrations

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At December 31, 2011, excluding inter-bank counterparties, LFB had no exposure to an individual counterparty that exceeded $22 million, with such amount being fully collateralized.

With respect to activities outside LFB, as of December 31, 2011 the Company’s largest individual counterparty exposure was a Financial Advisory fee receivable of $17 million, the terms of which require payment over a remaining period of 18 months, including accrued interest.

Risks Related to Derivatives

Lazard enters into interest rate swaps and foreign currency exchange contracts to hedge exposures to interest rates and currency exchange rates and uses equity and fixed income swap contracts to hedge a portion of its market exposure with respect to certain equity investments. At December 31, 2011 and 2010, such derivative contracts are recorded at fair value. Derivative assets amounted to $7 million and $2 million at December 31, 2011 and 2010, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to Lazard Fund Interests and other similar deferred compensation arrangements, amounted to $1 million and $3 million at such respective dates.

In addition, LFB may take open foreign exchange positions with a view to profit, but does not sell foreign exchange options in this context, and enters into interest rate swaps, forward foreign exchange contracts and other derivative contracts to hedge exposures to interest rate and currency fluctuations. The primary market risks associated with LFB’s foreign currency exchange hedging and lending activities are sensitivity to changes in the general level of interest rate and foreign exchange risk. The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions. The following sensitivity metrics provide the resultant effects on the Company’s operating income for the year ended December 31, 2011:

•	LFB’s interest rate risk as measured by a 100+/– basis point change in interest rates totaled $600 thousand.

•	Foreign currency risk associated with LFB’s open positions, in the aggregate, as measured by a 200+/– basis point change against the U.S. Dollar, totaled approximately $5 thousand.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of December 31, 2011, Lazard estimates that its annual operating income relating to cash and short-term investments and corporate indebtedness would increase by approximately $10 million in the event interest rates were to increase by 1% and decrease by approximately $2 million if rates were to decrease by 1%.

As of December 31, 2011, the Company’s cash and cash equivalents totaled approximately $1 billion. Substantially all of the Company’s cash and cash equivalents were invested in highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds) or in short-term interest earning accounts at a number of leading banks throughout the world, or in short-term certificates of deposit from such banks. On a regular basis, management reviews and updates its list of approved depositor banks as well as deposit and investment thresholds.

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

Recent Accounting Developments

For a discussion of recently issued accounting developments and their impact or potential impact on Lazard’s consolidated financial statements, see Note 3 of Notes to Consolidated Financial Statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited the Company’s internal control over financial reporting as of December 31, 2011, as stated in their report which appears under “Reports of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lazard Ltd:

We have audited the internal control over financial reporting of Lazard Ltd and subsidiaries (the “Company”) as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report On Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as listed in the Index at Item 8 as of and for the year ended December 31, 2011 of the Company, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/    Deloitte & Touche LLP

New York, New York

February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lazard Ltd:

We have audited the accompanying consolidated statements of financial condition of Lazard Ltd and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity, for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lazard Ltd and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

New York, New York

February 28, 2012

LAZARD LTD

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2011 and 2010

(dollars in thousands, except for per share data)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$1,003,791	$1,209,695
Deposits with banks	286,037	356,539
Cash deposited with clearing organizations and other segregated cash	75,506	92,911

Receivables (net of allowance for doubtful accounts of $19,450 and $15,017 at December 31, 2011 and 2010, respectively):
Fees	402,843	480,340
Customers and other	83,111	63,490
Related parties	18,501	24,874

	504,455	568,704
Investments	378,521	417,410

Property (net of accumulated amortization and depreciation of $266,673 and $250,898 at December 31, 2011 and 2010, respectively)	168,429	150,524

Goodwill and other intangible assets (net of accumulated amortization of $26,922 and $15,007 at December 31, 2011 and 2010, respectively)	393,099	361,439
Other assets	272,098	265,310

Total assets	$3,081,936	$3,422,532

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

DECEMBER 31, 2011 and 2010

(dollars in thousands, except for per share data)

	December 31,
	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$288,427	$361,553
Accrued compensation and benefits	383,513	498,880
Senior debt	1,076,850	1,076,850
Capital lease obligations	20,084	22,903
Related party payables	6,075	2,819
Other liabilities	440,131	513,410
Subordinated debt	–	150,000

Total liabilities	2,215,080	2,626,415
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - 7,921 and 22,021 shares issued and outstanding at December 31, 2011 and 2010, respectively	–	–
Series B - no shares issued and outstanding	–	–
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 123,009,311 and 119,697,936 shares issued at December 31, 2011 and 2010, respectively, including shares held by subsidiaries as indicated below)	1,230	1,197
Class B, par value $.01 per share (1 share authorized, issued and outstanding at December 31, 2011 and 2010)	–	–
Additional paid-in-capital	659,013	758,841
Retained earnings	258,646	166,468
Accumulated other comprehensive loss, net of tax	(88,364)	(46,158)

	830,525	880,348
Class A common stock held by subsidiaries, at cost (3,492,017 and 6,847,508 shares at December 31, 2011 and 2010, respectively)	(104,382)	(227,950)

Total Lazard Ltd stockholders’ equity	726,143	652,398
Noncontrolling interests	140,713	143,719

Total stockholders’ equity	866,856	796,117

Total liabilities and stockholders’ equity	$3,081,936	$3,422,532

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(dollars in thousands, except for per share data)

	Year Ended December 31,
	2011	2010	2009
REVENUE
Investment banking and other advisory fees	$970,167	$1,105,168	$ 956,075
Money management fees	859,996	812,709	563,932
Interest income	14,609	20,967	29,233
Other	74,866	64,233	89,168

Total revenue	1,919,638	2,003,077	1,638,408
Interest expense	90,126	97,709	107,890

Net revenue	1,829,512	1,905,368	1,530,518

OPERATING EXPENSES
Compensation and benefits	1,168,945	1,194,168	1,309,240
Occupancy and equipment	100,698	88,328	88,453
Marketing and business development	88,411	77,057	64,047
Technology and information services	83,212	73,744	69,620
Professional services	48,324	43,502	44,569
Fund administration and outsourced services	52,793	47,574	37,927
Amortization of intangible assets related to acquisitions	11,915	7,867	4,990
Provision (benefit) pursuant to tax receivable agreement	429	2,361	(1,258)
Restructuring	–	87,108	62,550
Other	39,286	40,009	32,614

Total operating expenses	1,594,013	1,661,718	1,712,752

OPERATING INCOME (LOSS)	235,499	243,650	(182,234)

Provision for income taxes	44,940	49,227	6,011

NET INCOME (LOSS)	190,559	194,423	(188,245)

LESS - NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	15,642	19,444	(58,003)

NET INCOME (LOSS) ATTRIBUTABLE TO LAZARD LTD	$174,917	$ 174,979	$ (130,242)

ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	118,032,020	104,411,253	78,311,947
Diluted	137,629,525	138,469,654	78,311,947

NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
Basic	$1.48	$1.68	$(1.68)

Diluted	$1.36	$1.36	$(1.68)

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.605	$0.50	$0.45

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$190,559	$194,423	$(188,245)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash items included in net income (loss):
Depreciation and amortization of property	24,580	22,712	22,541
Amortization of deferred expenses, share-based incentive compensation and interest rate hedge	300,286	316,232	372,472
Amortization of intangible assets related to acquisitions	11,915	7,867	4,990
Deferred tax provision (benefit)	7,214	8,116	(23,434)
Investment losses (including other-than-temporary impairment losses)	–	8,854	1,825
(Gains) loss on extinguishment of debt	(18,171)	424	(258)
(Increase) decrease in operating assets:
Deposits with banks	63,639	(221,072)	84,033
Cash deposited with clearing organizations and other segregated cash	16,408	(73,005)	(5,004)
Receivables-net	61,153	(52,690)	(26,357)
Investments	31,543	(50,809)	(37,293)
Other assets	(61,648)	(11,534)	25,579
Increase (decrease) in operating liabilities:
Deposits and other payables	(63,141)	46,750	(249,777)
Accrued compensation and benefits and other liabilities	(166,535)	(27,470)	263,703

Net cash provided by operating activities	397,802	168,798	244,775

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses in 2009 (net of cash acquired of $6,641), and equity method investments	–	–	(39,139)
Distributions relating to equity method investments	–	51,437	–
Additions to property	(46,438)	(13,382)	(11,913)
Disposals of property	1,161	432	583
Purchases of held-to-maturity securities	–	–	(136,095)
Proceeds from sales of held-to-maturity securities	–	132,209	–
Purchases of available-for-sale securities	–	–	(3,466)
Proceeds from sales and maturities of available-for-sale securities	–	241,029	93,472

Net cash provided by (used) in investing activities	(45,277)	411,725	(96,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	17,505	4,624	1,474
Excess tax benefits from share-based incentive compensation	1,386	–	–
Other financing activities	–	33,312	52
Payments for:
Senior and subordinated debt	(131,829)	(10,375)	(635)
Capital lease obligations	(2,322)	(2,400)	(2,980)
Distributions to noncontrolling interests	(33,734)	(37,587)	(52,739)
Repurchase of common membership interests from members of LAZ-MD Holdings	(794)	(7,248)	(13,285)
Purchase of Class A common stock	(204,835)	(149,981)	(50,479)
Class A common stock dividends	(70,572)	(50,581)	(33,451)
Settlement of vested share-based incentive compensation	(93,750)	(57,576)	(13,479)
Other financing activities	(33,414)	(74)	(40)

Net cash used in financing activities	(552,359)	(277,886)	(165,562)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6,070)	(10,271)	24,967

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(205,904)	292,366	7,622
CASH AND CASH EQUIVALENTS—January 1	1,209,695	917,329	909,707

CASH AND CASH EQUIVALENTS—December 31	$1,003,791	$1,209,695	$917,329

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Supplemental investing non-cash transaction:
Class A common stock issued/issuable in connection with business acquisitions	$39,654	$41,174	$10,946

Cash paid during the year for:
Interest	$92,702	$102,110	$99,491

Income taxes	$56,568	$69,454	$31,476

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2009	31,745	$–	76,294,913	$763	$429,694	$221,410	$(79,435)	9,376,162	$(321,852)	$250,580	$61,172	$311,752

Comprehensive income (loss):
Net loss						(130,242)				(130,242)	(58,003)	(188,245)
Other comprehensive income (loss) - net of tax:
Currency translation adjustments							37,355			37,355	16,250	53,605
Amortization of interest rate hedge							803			803	274	1,077
Available-for-sale securities:
Net unrealized gain							20,575			20,575	7,039	27,614
Adjustment for items reclassified to earnings							945			945	323	1,268
Employee benefit plans:
Prior service costs							(11,290)			(11,290)	(3,862)	(15,152)
Net actuarial loss							(13,573)			(13,573)	(4,642)	(18,215)
Adjustment for items reclassified to earnings							2,260			2,260	773	3,033

Comprehensive loss										(93,167)	(41,848)	(135,015)

Business acquisitions:
Class A common stock issued/issuable (including in connection with LAM Merger and related amortization)			1,473,866	15	28,126					28,141	10,999	39,140
Conversion of Series A preferred stock into Class A common stock	(4,862)	–	479,732	5	(5)					–		–
Amortization of share-based incentive compensation					268,129					268,129	91,249	359,378
Dividend-equivalents					4,951	(4,991)				(40)		(40)
Class A common stock dividends						(33,451)				(33,451)		(33,451)
Purchase of Class A common stock								1,984,997	(50,479)	(50,479)		(50,479)
Delivery of Class A common stock in connection with share-based incentive compensation					(194,670)			(5,510,384)	181,191	(13,479)		(13,479)
Repurchase of common membership interests from LAZ-MD Holdings					(9,900)					(9,900)	(3,385)	(13,285)
Class A common stock issued in exchange for Lazard Group common membership interests, including in connection with secondary offerings			13,917,402	139	(139)					–		–
Acquisitions of and distributions to noncontrolling interests, net											58,576	58,576
Adjustments related to noncontrolling interests					23,745		(14,688)			9,057	(9,057)	–

Balance – December 31, 2009	26,883	$–	92,165,913	$922	$549,931	$52,726	$(57,048)	5,850,775	$(191,140)	$355,391	$167,706	$523,097

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009—(Continued)

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2010	26,883	$–	92,165,913	$922	$549,931	$52,726	$(57,048)	5,850,775	$(191,140)	$355,391	$167,706	$523,097

Comprehensive income (loss):
Net income						174,979				174,979	19,444	194,423
Other comprehensive income (loss) - net of tax:
Currency translation adjustments							(8,937)			(8,937)	(520)	(9,457)
Amortization of interest rate hedge							1,093			1,093	70	1,163
Available-for-sale securities:
Net unrealized gain							2,941			2,941	188	3,129
Adjustments for items reclassified to earnings							8,930			8,930	571	9,501
Employee benefit plans:
Net actuarial gain							16,769			16,769	1,072	17,841
Adjustments for items reclassified to earnings							1,544			1,544	99	1,643

Comprehensive income										197,319	20,924	218,243

Business acquisitions:
Class A common stock issued/issuable (including in connection with LAM Merger and related amortization)			315,617	3	46,220					46,223	1,653	47,876
Conversion of Series A preferred stock into Class A common stock	(4,862)		572,988	6	(6)					–		–
Amortization of share-based incentive compensation					286,957					286,957	18,346	305,303
Dividend-equivalents					10,606	(10,656)				(50)	(3)	(53)
Class A common stock dividends						(50,581)				(50,581)		(50,581)
Purchase of Class A common stock								4,686,892	(149,981)	(149,981)		(149,981)
Delivery of Class A common stock in connection with share-based incentive compensation					(286,847)			(6,690,159)	229,271	(57,576)		(57,576)
Repurchase of common membership interests from LAZ-MD Holdings					(6,812)					(6,812)	(436)	(7,248)
Issuance of Class A common stock			3,000,000	30	116,070			3,000,000	(116,100)	–		–
Class A common stock issued in exchange for Lazard Group common membership interests, including in connection with secondary offerings			23,643,419	236	(236)					–		–
Distributions to noncontrolling interests, net											(32,963)	(32,963)
Adjustments related to noncontrolling interests					42,958		(11,450)			31,508	(31,508)	–

Balance – December 31, 2010	22,021	$–	119,697,937	$1,197	$758,841	$166,468	$(46,158)	6,847,508	$(227,950)	$652,398	$143,719	$796,117

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009—(Continued)

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2011	22,021	$–	119,697,937	$1,197	$758,841	$166,468	$(46,158)	6,847,508	$(227,950)	$652,398	$143,719	$796,117

Comprehensive income (loss):
Net income						174,917				174,917	15,642	190,559
Other comprehensive income (loss) - net of tax:
Currency translation adjustments							(8,760)			(8,760)	(714)	(9,474)
Amortization of interest rate hedge							1,000			1,000	54	1,054
Employee benefit plans:
Net actuarial loss							(36,256)			(36,256)	(1,992)	(38,248)
Adjustments for items reclassified to earnings							2,091			2,091	115	2,206

Comprehensive income										132,992	13,105	146,097

Business acquisitions:
Class A common stock issued/issuable (including in connection with LAM Merger and related amortization)					41,800					41,800	3,056	44,856
Conversion of Series A preferred stock into Class A common stock	(14,100)	–	2,434,561	24	(24)					–	–	–
Delivery of Class A common stock (including in connection with LAM Merger)					(126,812)			(3,515,362)	123,411	(3,401)	–	(3,401)
Amortization of share-based incentive compensation					260,816					260,816	14,326	275,142
Dividend-equivalents					12,092	(12,167)				(75)	(4)	(79)
Class A common stock dividends						(70,572)				(70,572)		(70,572)
Purchase of Class A common stock								6,135,189	(204,835)	(204,835)		(204,835)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefits of $972					(297,779)			(5,975,318)	204,992	(92,787)	9	(92,778)
Repurchase of common membership interests from LAZ-MD Holdings					(753)					(753)	(41)	(794)
Class A common stock issued in exchange for Lazard Group common membership interests			876,814	9	(9)					–	–	–
Adjustment related to the change in Lazard Ltd’s ownership in Lazard Group					(1,580)					(1,580)		(1,580)
Distributions to noncontrolling interests, net										–	(21,317)	(21,317)
Adjustments related to noncontrolling interests					12,421		(281)			12,140	(12,140)	–

Balance – December 31, 2011	7,921	$–	123,009,312	$1,230	$659,013	$258,646	$(88,364)	3,492,017	$(104,382)	$726,143	$140,713	$866,856

(*)

Includes 92,165,912, 119,697,936 and 123,009,311 shares of the Company’s Class A common stock issued at December 31, 2009, 2010 and 2011, respectively, and 1 share of the Company’s Class B common stock at each such date.

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

Lazard Ltd indirectly held approximately 94.8% and 94.0% of all outstanding Lazard Group common membership interests as of December 31, 2011 and 2010, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group. LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by Lazard Group’s current and former managing directors, held approximately 5.2% and 6.0% of the outstanding Lazard Group common membership interests as of December 31, 2011 and 2010, respectively. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”) which provided LAZ-MD Holdings with approximately 5.2% and 6.0% of the voting power but no economic rights in the Company as of December 31, 2011 and 2010, respectively. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Lazard Ltd Class A common stock, par value $0.01 per share (“Class A common stock”). Lazard Group is governed by an Operating Agreement dated as of May 10, 2005, as amended (the “Operating Agreement”).

Our sole operating asset is our indirect ownership of common membership interests of Lazard Group and our managing member interest of Lazard Group, whose principal operating activities are included in two business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”) and other strategic matters, restructurings, capital structure, capital raising and various other financial matters, and

•	Asset Management, which includes strategies for the management of equity and fixed income securities and alternative investment and private equity funds, as well as wealth management.

In addition, we record selected other activities in our Corporate segment, including management of cash, certain investments and the commercial banking activities of Lazard Group’s Paris-based Lazard Frères Banque SA (“LFB”). We also allocate outstanding indebtedness to our Corporate segment.

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

2.	SIGNIFICANT ACCOUNTING POLICIES

The accounting policies below relate to reported amounts and disclosures in the consolidated financial statements.

Foreign Currency Translation—The consolidated financial statements are presented in U.S. Dollars. Many of the Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. Dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. Dollars at year-end exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. Dollars are reported in “accumulated other comprehensive income (loss), net of tax” (“AOCI”). Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of operations. Net foreign currency remeasurement gains (losses) amounted to $1,406, $(1,606) and $5,700, respectively, for the years ended December 31, 2011, 2010 and 2009, and are included in “revenue-other” on the respective consolidated statements of operations.

Use of Estimates—In preparing the consolidated financial statements, management makes estimates and assumptions regarding:

•

valuations of assets and liabilities requiring fair value estimates including, but not limited to, investments, derivatives, securities sold, not yet purchased and assumptions used to value pension and other post-retirement plans;

•	the adequacy of the allowance for doubtful accounts;

•	the realization of deferred taxes and adequacy of tax reserves for uncertain tax positions;

•	the outcome of litigation;

•	the carrying amount of goodwill and other intangible assets;

•	the amortization period of intangible assets;

•	the valuation of shares issued or issuable that contain transfer restrictions;

•	share-based and other deferred compensation plan forfeitures, and

•	other matters that affect the reported amounts and disclosure of contingencies in the consolidated financial statements.

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

With respect to fees receivable from Financial Advisory activities, such receivables are generally deemed past due when they are outstanding 60 days from the date of invoice. However, some Financial Advisory transactions include specific contractual payment terms that may vary from one month to four years (as is the case for our Private Fund Advisory fees) following the invoice date or may be subject to court approval (as is the case with bankruptcy-related restructuring assignments). In such cases, receivables are deemed past due when payment is not received by the agreed-upon contractual date or the court approval date, respectively. Financial Advisory fee receivables past due in excess of 180 days are fully provided for unless there is evidence that the balance is collectable. Asset Management fees are deemed past due and fully provided for when such receivables are outstanding 12 months after the invoice date. Notwithstanding our policy for receivables past due, we specifically reserve against exposures relating to Financial Advisory and Asset Management fees where we determine receivables are impaired.

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

Investments in debt and marketable equity securities held at the Company’s non broker-dealer subsidiaries may include “trading”, “available-for-sale” and “held-to-maturity” securities. Investments in debt and marketable equity securities considered “trading” securities are accounted for at fair value, with any increase or decrease in fair value reflected in “revenue-other” in the consolidated statements of operations. Investments in debt securities considered “available-for-sale” securities are accounted for at fair value, with any increase or decrease in fair value reported in AOCI, until such time they are realized and reclassified to earnings. Investments in debt securities considered “held-to-maturity” securities are accounted for at amortized cost. Declines in the fair value of “available-for-sale” and “held-to-maturity” securities that are determined to be other-than-temporary are charged to earnings, which, for periods beginning after April 1, 2009, may only include the credit loss component of such declines. At December 31, 2010 and subsequent thereto, the Company had no “available-for-sale” or “held-to-maturity” debt or marketable equity securities.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Other investments include general partnership and limited partnership interests in alternative asset management funds, fixed income funds and private equity investments accounted for at fair value, as well as investments accounted for under the equity method of accounting. Any increases or decreases in the carrying value of those investments accounted for at fair value and the Company’s share of net income or losses pertaining to its equity method investments are reflected in “revenue-other” in the consolidated statements of operations.

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

Property-net—Property is stated at cost or, in the case of buildings under capital leases, the present value of the future minimum lease payments, less accumulated depreciation and amortization. Buildings represent owned property and amounts recorded pursuant to capital leases (see Notes 10 and 14 of Notes to Consolidated Financial Statements), with the related obligations recorded as capital lease obligations. Such buildings are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are capitalized and are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Depreciation of furniture and equipment, including computer hardware and software, is determined on a straight-line basis using estimated useful lives. Depreciation and amortization expense aggregating $24,580, $22,712 and $22,541 for the years ended December 31, 2011, 2010 and 2009, respectively, is included on the respective consolidated statements of operations in “occupancy and equipment” or “technology and information services”, depending on the nature of the underlying asset. Repairs and maintenance are expensed as incurred.

Goodwill and Other Intangible Assets—As goodwill has an indefinite life, it is required to be tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. For years prior to 2011, the Company assessed whether any goodwill recorded by its applicable reporting units was impaired by comparing the fair value of each reporting unit with its respective carrying amount. In this process, Lazard used its best judgment and information available to it at the time to perform this review and utilized various valuation techniques in order to determine the applicable fair values. Commencing in 2011, as permitted under an amendment issued by the Financial Accounting Standards Board (the “FASB”), the Company elected to perform a qualitative evaluation about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of actually calculating the fair value of the reporting unit.

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

The Company enters into forward foreign currency exchange rate contracts, interest rate swaps, interest rate futures, equity and fixed income swaps and other derivative contracts to hedge exposures to fluctuations in currency exchange rates, interest rates and equity and debt markets. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value, and are included in “other assets” and “other liabilities” on the consolidated statements of financial condition. Except for derivative instruments hedging its then “available-for-sale” securities held prior to 2011 (see Note 5 of Notes to Consolidated Financial Statements), the Company elected not to apply hedge accounting to its other derivative instruments. Gains and losses on the Company’s derivative contracts not designated as hedging instruments, as well as gains and losses on derivative instruments accounted for as fair value hedges, are included in “interest income” and “interest expense”, respectively, or “revenue-other”, depending on the nature of the underlying item, on the consolidated statements of operations. Furthermore, with respect to derivative instruments designated as fair value hedges, the hedged item is required to be adjusted for changes in fair value of the risk being hedged, with such adjustment accounted for in the consolidated statements of operations.

In addition to the derivative instruments above, the Company recognized a derivative liability relating to its obligation pertaining to Lazard Fund Interests awards (“Lazard Fund Interests”) and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments and is included in “accrued compensation and benefits” on the consolidated statement of financial condition as of December 31, 2011. Changes in the fair value of the derivative liability are included in “compensation and benefits” on the consolidated statement of operations for the year ended December 31, 2011, the impact of which equally offsets the changes in the fair value of the underlying investments owned and is reported in “revenue-other” in the consolidated statement of operations. For information regarding Lazard Fund Interests and other similar deferred compensation arrangements, see Notes 7 and 16 of Notes to Consolidated Financial Statements.

Deposits and Other Customer Payables—Principally relates to LFB customer-related demand and time deposits, both interest-bearing and non-interest bearing, short-term inter-bank borrowings and amounts due on short-term collateralized borrowing activities. Collateralized borrowing activities amounted to $8,928 and $7,483 at December 31, 2011 and 2010, respectively, and were fully collateralized with pledged assets of equal or greater value at each such date.

Securities Sold, Not Yet Purchased—Securities sold, not yet purchased represents liabilities for securities sold for which payment has been received and the obligations to deliver such securities are included within “other liabilities” in the consolidated statements of financial condition. These securities are accounted for at fair value, with any increase or decrease in fair value recorded in earnings in accordance with standard securities industry practices. Such gains and losses are reflected in “revenue-other” in the consolidated statements of operations.

Fair Value of Financial Assets and Liabilities—The majority of the Company’s financial assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include cash and cash equivalents, deposits with banks, cash deposited with clearing organizations and other segregated cash, receivables, investments (excluding investments accounted for at amortized cost, interest-bearing deposits or using the equity

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

method of accounting), derivative instruments and deposits and other customer payables. For information regarding the fair value of the Company’s senior and subordinated debt, see Note 13 of Notes to Consolidated Financial Statements.

Revenue Recognition

Investment Banking and Other Advisory Fees—Fees for M&A and Strategic Advisory services and Restructuring advisory services are recorded when earned, which is generally the date the related transactions are consummated. Expenses that are directly related to such transactions and billable to clients are deferred to match revenue recognition. “Investment banking and other advisory fees” on the Company’s consolidated statements of operations are presented net of client reimbursements of expenses. The amount of expenses reimbursed by clients for the years ended December 31, 2011, 2010 and 2009 are $18,942, $20,216 and $21,673, respectively.

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

Share-Based Incentive Compensation Awards—Share-based incentive compensation awards that do not require future service are expensed immediately; however, awards that require future service are amortized over the applicable vesting period or requisite service period. Expense relating to share-based incentive compensation awards is generally

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

based on the fair value of the Company’s Class A common stock on the date of grant, and is recognized in “compensation and benefits” (and, as applicable, in “restructuring” expense, with respect to the expense associated with the acceleration of unrecognized expense pertaining to awards granted previously to individuals who were terminated by the Company in the restructuring programs described in Note 18 of Notes to Consolidated Financial Statements).

Income Taxes—Lazard Ltd, through certain of its subsidiaries, is subject to U.S. corporate federal income tax on its allocable share of the results of operations of Lazard Group, and certain non-U.S. subsidiaries of the Company are subject to income taxes in their local jurisdictions. In addition, the Company is subject to New York City Unincorporated Business Taxes (“UBT”) attributable to Lazard Group’s operations apportioned to New York City.

Substantially all of Lazard’s operations outside the U.S. are conducted in “pass-through” entities for U.S. income tax purposes and the Company provides for U.S. income taxes on a current basis for substantially all of those earnings. The repatriation of prior year earnings attributable to “non-pass-through” entities would not result in the recognition of a material amount of additional U.S. income taxes.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, a valuation allowance is established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the following possible sources of taxable income when assessing the realization of deferred tax assets:

•	future reversals of existing taxable temporary differences;

•	future taxable income exclusive of reversing temporary differences and carryforwards;

•	taxable income in prior carryback years; and

•	tax-planning strategies.

The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence, including, but not limited to, the following:

•	nature, frequency, and severity of any recent losses;

•	duration of statutory carryforward periods;

•	historical experience with tax attributes expiring unused; and

•	near- and medium-term financial outlook.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

3.	RECENT ACCOUNTING DEVELOPMENTS

Fair Value Measurements—During May 2011, the FASB amended its fair value measurement guidance, which it states was designed to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Although many of the changes for U.S. GAAP purposes are clarifications of existing guidance or wording changes to align with IFRS, additional disclosures about fair value measurements would be required, including (i) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (ii) the valuation processes used and the sensitivity of fair value measurements related to investments categorized within Level 3 of the hierarchy of fair value measurements to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any, and (iii) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial condition but for which the fair value is required to be disclosed. The amended fair value measurement guidance will become effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. Early application is not permitted. The Company does not anticipate that the adoption of the amended fair value measurement guidance will have a material impact on the Company’s consolidated financial statements.

Other Comprehensive Income—During June 2011, the FASB amended its guidance regarding the presentation of comprehensive income, which it states was designed to improve comparability, consistency and transparency. The amendment requires that all changes in comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the one-statement approach, the Company would present total net income, including its components, followed by other comprehensive income, including its components, and a total of comprehensive income. In the two-statement approach, the first statement would present total net income and its components as currently presented by the Company in its consolidated statement of operations, followed consecutively by a second statement that would present the components of other comprehensive income, total other comprehensive income and the total of comprehensive income. The amendment is to be applied retrospectively and is effective with interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company will adopt the amendment in the first quarter of 2012.

Goodwill—During September 2011, the FASB amended its guidance regarding goodwill impairment testing by allowing an entity the option to make a qualitative evaluation about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of actually calculating the fair value of a reporting unit. The amendment became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted. The Company adopted the amendment during the year ended December 31, 2011. The adoption of the amended guidance did not have a material impact on the Company’s consolidated financial statements.

Offsetting of Assets and Liabilities—During December 2011, the FASB issued new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its derivative and other financial instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under IFRS. The Company does not anticipate that the adoption of the new disclosure requirements will have a material impact on the Company’s consolidated financial statements.

4.	RECEIVABLES - NET

The Company’s “receivables - net” represents receivables from fees, customers and other and related parties.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

In connection with short-term collateralized lending activities of LFB, the Company typically receives a pledge of specifically identified securities of equal or greater value than the amount of the cash loaned and that are permitted to be sold or repledged. Collateralized customer loan receivables, which amounted to $5,952 and $4,009 at December 31, 2011 and 2010, respectively, were collateralized by securities of equal or greater value at each such date, none of which were sold or repledged at each such date.

Receivables are stated net of an estimated allowance for doubtful accounts of $19,450 and $15,017 at December 31, 2011 and 2010, respectively, for past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. The Company recorded bad debt expense of $7,952, $8,392 and $4,509 for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, the Company recorded charge-offs, foreign currency translation and other adjustments, which resulted in a net decrease to the allowance for doubtful accounts of $3,519, $4,950 and $8,817 for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011 and 2010, the Company had receivables deemed past due or uncollectible of $22,785 and $17,101, respectively.

5.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010
Debt:
U.S. Government and agencies	$1,260	$31,900
Non-U.S. Government and other debt and interest-bearing deposits	35,706	29,693

	36,966	61,593

Equities (a)	156,053	88,437

Other:
Interests in alternative asset management funds (a)	20,610	58,656
Fixed income funds (a)	31,121	33,951
Private equity	122,718	163,482
Equity method investments	11,053	11,291

	185,502	267,380

Total investments	378,521	417,410
Less:
Interest-bearing deposits	2,834	7,754
Equity method investments	11,053	11,291

Investments, at fair value	$364,634	$398,365

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$4,282	$2,897

(a)	At December 31, 2011, equities, interests in alternative asset management funds and fixed income funds include investments with fair values of $19,857, $2,256 and $5,212, respectively, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests and other similar deferred compensation arrangements. Lazard Fund Interests represent grants by the Company to eligible employees of actual or notional interests in several Lazard managed funds (see Notes 7 and 16 of Notes to Consolidated Financial Statements).

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

During the year ended December 31, 2010, the Company sold “available-for-sale” debt securities for $214,540, which equaled its then carrying value, and sold “held-to-maturity” U.S. government and agency debt securities for $132,209, which had a carrying value of $126,573. Accordingly, there are no “available-for-sale” or “held-to-maturity” securities at December 31, 2010 and subsequent thereto.

During the year ended December 31, 2009, an other-than-temporary impairment charge of $1,825 pertaining to “available-for-sale” debt securities was recognized in “other-revenue” on the consolidated statement of operations, representing the credit loss component of debt securities whose fair value was below amortized cost. There were no other-than-temporary impairment charges recognized during the year ended December 31, 2010.

The Company’s debt securities included in the table above are categorized as “trading” securities. Non-U.S. Government and other debt includes U.S. state and municipal debt securities, as well as amounts seeding products of our Asset Management business.

Equities primarily represent the Company’s investments in marketable equity securities of large-, mid- and small-cap domestic, international and global companies seeding new Asset Management products and includes investments in public and private asset management funds managed both by LAM and third-party asset managers.

Interests in alternative asset management funds represent (i) general partner (“GP”) interests owned by Lazard in various Lazard-managed alternative asset management funds and (ii) GP interests consolidated by the Company pertaining to noncontrolling interests in such alternative asset management funds, the latter of which aggregated $777 and $8,219 at December 31, 2011 and 2010, respectively. Such noncontrolling interests, which represent GP interests held directly by certain of our Asset Management managing directors or employees of the Company, are deemed to be controlled by, and therefore consolidated by, the Company in accordance with U.S. GAAP. Noncontrolling interests are presented within “stockholders’ equity” on the consolidated statements of financial condition (see Note 15 of Notes to Consolidated Financial Statements).

Fixed income funds primarily consist of amounts seeding products of our Asset Management business.

Private equity investments include those owned by Lazard and those consolidated but not owned by Lazard. Private equity investments owned by Lazard are primarily comprised of investments in private equity funds and direct private equity interests. Such investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies, (ii) Corporate Partners II Limited (“CP II”), a private equity fund targeting significant noncontrolling-stake investments in established public and private companies, (iii) Lazard Senior Housing Partners LP (“Senior Housing”), which targets controlling interests in companies and assets in the senior housing, extended-stay hotel and shopping center sectors and (iv) Edgewater Growth Capital Partners III, L.P. (“EGCP III”), a private equity fund primarily making equity and buyout investments in lower middle market companies.

Private equity investments consolidated but not owned by Lazard relate to the economic interests that are owned by the leadership team and other investors in the Edgewater Funds (“Edgewater”) which aggregated $18,502 and $67,206 at December 31, 2011 and 2010, respectively (see Note 9 of Notes to Consolidated Financial Statements).

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

The Company recognized gross investment gains and losses for the years ended December 31, 2011, 2010 and 2009, including a gain of $5,636 from the sale of “held-to-maturity” securities during the fourth quarter of 2010, in “revenue-other” on its consolidated statements of operations as follows:

	Year Ended December 31,
	2011	2010	2009
Gross investment gains	$14,632	$45,503	$53,319
Gross investment losses	$22,376	$19,703	$19,740

The table above includes gross unrealized investment gains and losses pertaining to “trading” securities as follows:

	Year Ended December 31,
	2011	2010	2009
Gross unrealized investment gains	$683	$78	$3,723
Gross unrealized investment losses	$1,135	$512	$–

Within AOCI, the Company recorded a reduction in net unrealized losses of $17,923 and $46,273 during the years ended December 31, 2010 and 2009, respectively, pertaining to “available-for-sale” debt securities. The reduction in net unrealized losses during the year ended December 31, 2010 includes the reclassification to earnings of realized gains of $1,755 and realized losses of $16,245 from the sale of the “available-for-sale” portfolio. With respect to adjustments for items reclassified to earnings, the average cost basis is utilized for purposes of calculating realized investment gains and losses.

6.	FAIR VALUE MEASUREMENTS

Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

Level 1.	Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Lazard has the ability to access.

Level 2.

Assets and liabilities whose values are based on quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in non-active markets or assets valued based

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

on net assets value (“NAV”, or its equivalent) redeemable at the measurement date or within the near term without redemption restrictions, or inputs other than quoted prices that are directly observable or derived principally from, or corroborated by, market data.

Level 3.	Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. Items included in Level 3 include securities or other financial assets whose volume and level of activity have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis as well as assets valued based on NAV not redeemable within the near term.

The Company’s investments in U.S. Government and agency debt securities as well as in non-U.S. Government and other debt securities are considered Level 1 assets when their respective fair values are based on unadjusted quoted prices in active markets and are considered Level 2 assets when their fair values are primarily based on broker quotes as provided by external pricing services.

The fair value of equities is principally classified as Level 1, Level 2 or Level 3 as follows: marketable equity securities are classified as Level 1 and are valued based on the last trade price on the primary exchange for that security; public asset management funds are classified as Level 1 and are valued based on the reported closing price for the fund; investments in private asset management funds are classified as Level 2 and are primarily valued based on information provided by fund managers and, secondarily, from external pricing services to the extent managed by LAM; and Level 3 represents equities valued based on NAV and are not redeemable within the near term.

The fair value of interests in alternative asset management funds is classified as either Level 2 or Level 3 depending on the time frame of any applicable redemption restriction, and is based on information provided by external pricing services.

The Company’s investments in fixed income funds are considered Level 1 assets when the fair values are based on the reported closing price for the fund or Level 2 assets when their fair values are primarily based on broker quotes as provided by external pricing services.

The fair value of private equity investments is classified as Level 3, and is primarily based on NAV and are not redeemable within the near term.

The fair values of derivatives entered into by the Company are classified as Level 2 and are based on the values of the related underlying assets, indices or reference rates as follows - the fair value of forward foreign currency exchange rate contracts is a function of the spot rate and the interest rate differential of the currency from the trade date to settlement date; the fair value of equity and fixed income swaps is based on the change in fair values of the related underlying equity security, financial instrument or index and a specified notional holding; and the fair values of interest rate swaps are based on the interest rate yield curve.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables present the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 into the three-level fair value hierarchy in accordance with fair value measurement disclosure requirements:

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt:
U.S. Government and agencies	$1,260	$–	$–	$1,260
Non-U.S. Government and other debt (excluding interest-bearing deposits)	15,851	17,021	–	32,872
Equities	115,380	37,332	3,341	156,053
Other (excluding equity method investments):
Interest in alternative asset management funds	–	13,569	7,041	20,610
Fixed income funds	27,539	3,582	–	31,121
Private equity	–	–	122,718	122,718
Derivatives	–	7,131	–	7,131

Total Assets	$160,030	$78,635	$133,100	$371,765

Liabilities:
Securities sold, not yet purchased	$4,282	$–	$–	$4,282
Derivatives	–	30,713	–	30,713

Total Liabilities	$4,282	$30,713	$–	$34,995

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt:
U.S. Government and agencies	$31,900	$–	$–	$31,900
Non-U.S. Government and other debt (excluding interest-bearing deposits)	21,939	–	–	21,939
Equities	66,269	21,852	316	88,437
Other (excluding equity method investments):
Interest in alternative asset management funds	–	58,656	–	58,656
Fixed income funds	–	33,951	–	33,951
Private equity	–	–	163,482	163,482
Derivatives	–	1,874	–	1,874

Total Assets	$120,108	$116,333	$163,798	$400,239

Liabilities:
Securities sold, not yet purchased	$2,897	$–	$–	$2,897
Derivatives	–	3,230	–	3,230

Total Liabilities	$2,897	$3,230	$–	$6,127

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the years ended December 31, 2011 and 2010.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$316	$72	$3,155	$(195)	$(7)	$3,341
Interest in alternative asset management funds	–	(169)	7,210	–	–	7,041
Private equity	163,482	(3,319)	33,117	(69,218)	(1,344)	122,718

Total Level 3 Assets	$163,798	$(3,416)	$43,482	$(69,413)	$(1,351)	$133,100

	Year Ended December 31, 2010
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Purchases/ Acquisitions	Sales/ Disposition	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$305	$6	$14	$–	$(9)	$316
Private equity	135,914	8,646	34,288	(11,985)	(3,381)	163,482

Total Level 3 Assets	$136,219	$8,652	$34,302	$(11,985)	$(3,390)	$163,798

	Year Ended December 31, 2009
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$2,453	$(97)	$42	$(2,093)	$–	$305
Private equity	83,931	6,593	46,938	(3,087)	1,539	135,914

Total Level 3 Assets	$86,384	$6,496	$46,980	$(5,180)	$1,539	$136,219

Sales/dispositions of private equity investments for the year ended December 31, 2011 include $49,500 in connection with a reduction of interests in a fund of Edgewater as such fund is no longer consolidated by Lazard.

With respect to net unrealized/realized gains (losses) relating to Level 3 assets, the amount included in earnings for the years ended December 31, 2011, 2010 and 2009 pertaining to investments outstanding at the end of each respective year was $(3,268), $8,299 and $7,178, respectively.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Fair Value of Certain Investments Based on NAV—The Company’s Level 2 and Level 3 investments at December 31, 2011 include certain investments that are valued using an NAV as a practical expedient in determining fair value. Information with respect thereto was as follows:

				Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments	% of Fair Value Not Redeemable	% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Equity funds	$40,512	$–	2%	1%	0%	1%	Quarterly	60 Days
Interests in alternative asset management funds	20,600	–	0%	0%	0%	0%	Quarterly	>90 Days
Fixed income funds	3,582	–	0%	0%	0%	0%	Monthly	60 Days
Private equity funds	121,276	52,197	100%	33%	28%	39%	NA

Total	$185,970	$52,197

Investment Capital Funding Commitments—At December 31, 2011, the maximum unfunded commitments by the Company for capital contributions to investment funds related to (i) CP II, amounting to $2,492 for potential “follow-on investments” and/or for CP II expenses through the earlier of February 25, 2017 or the liquidation of the fund, (ii) EGCP III, amounting to $41,753, through the earlier of October 12, 2016 (i.e., the end of the investment period) for investments and/or expenses (with a portion of the undrawn amount of such commitment as of that date remaining committed until October 12, 2023 in respect of “follow-on investments” and/or EGCP III expenses) or the liquidation of the fund and (iii) a Lazard-managed Australian private equity fund, amounting to $7,952, through the earlier of November 11, 2016 (i.e., the end of the investment period) for investments and/or expenses (with a portion of the undrawn amount of such commitment as of that date remaining committed until November 11, 2019 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund.

7.	DERIVATIVES

The table below represents the fair values of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liability relating to its obligation pertaining to Lazard Fund Interests and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 16 of Notes to Consolidated Financial Statements) on the accompanying consolidated statements of financial condition as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Derivative Assets:
Forward foreign currency exchange rate contracts	$4,245	$1,432
Interest rate swaps	1	57
Equity and fixed income swaps and other	2,885	385

	$7,131	$1,874

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

	December 31,
	2011	2010
Derivative Liabilities:
Forward foreign currency exchange rate contracts	$445	$2,151
Interest rate swaps	277	326
Equity and fixed income swaps	91	753
Lazard Fund Interests and other similar deferred compensation arrangements	29,900	–

	$30,713	$3,230

Net gains (losses) with respect to derivative instruments not designated as hedging instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liability relating to its obligation pertaining to Lazard Fund Interests and other similar deferred compensation arrangements (reported in “compensation and benefits” expense, which equally offsets corresponding amounts reported in “revenue-other” as described above) as reflected on the accompanying consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, by type of derivative, were as follows:

	Year Ended December 31,
	2011	2010	2009
Forward foreign currency exchange rate contracts	$2,422	$2,291	$3,311
Interest rate swaps	(13)	(294)	625
Equity and fixed income swaps and other	4,289	(6,415)	(13,810)
Lazard Fund Interests and other similar deferred compensation arrangements	(3,024)	–	–

	$3,674	$(4,418)	$(9,874)

Derivatives designated as hedging instruments related to interest rate swaps that hedged “available-for-sale” securities and had been accounted for as fair value hedges. For the years ended December 31, 2010 and 2009, the Company recognized pre-tax losses pertaining to interest rate swaps of $2,844 and $1,263, respectively. These losses were substantially offset by gains recognized on the hedged risk portion of such “available-for-sale” securities.

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

The aggregate non-contingent consideration relating to the equity interests of LAM held by present and former employees of LAM and its subsidiaries (the “Transaction Consideration”) consisted of (i) cash payments made from the closing of the LAM Merger through January 2, 2009 of approximately $60,000, (ii) a cash payment made on October 31, 2011 of approximately $90,000, (iii) the delivery on October 31, 2011 of 2,210,520 shares of Class A common stock and (iv) the satisfaction of certain employees’ tax obligations in lieu of delivering 68,384 shares of Class A common stock on October 31, 2011. In addition, with respect to certain former employees of LAM and its subsidiaries, as of December 31, 2011, additional cash payments of $961 and

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

additional issuances of 24,537 shares of Class A common stock are subject to delayed payment/issuance until the eighth anniversary of the closing of the LAM Merger because the applicable employees were no longer employed by Lazard or its affiliates on October 31, 2011, subject to certain exceptions. The related liabilities for the present value of the unpaid cash consideration as of December 31, 2010 were recorded in the accompanying consolidated statement of financial condition in “accrued compensation and benefits” and “other liabilities”, and amounted to $15,152 and $71,394, respectively.

9.	BUSINESS ACQUISITIONS

On July 15, 2009, the Company established a private equity business with Edgewater. Edgewater manages funds primarily focused on buy-out and growth equity investments in middle market companies. The acquisition was structured as a purchase by Lazard Group of interests in a holding company that in turn owns interests in the general partner and management company entities of the current Edgewater private equity funds (the “Edgewater Acquisition”). Following the Edgewater Acquisition, Edgewater’s leadership team retained a substantial economic interest in such entities.

The aggregate fair value of the consideration recognized by the Company at the acquisition date was $61,624. Such consideration consisted of (i) a one-time cash payment, (ii) 1,142,857 shares of Class A common stock (the “Initial Shares”) and (iii) up to 1,142,857 additional shares of Class A common stock subject to earnout criteria and payable over time (the “Earnout Shares”). The Initial Shares are subject to forfeiture provisions that lapse only upon the achievement of certain performance thresholds and transfer restrictions during the four year period ending December 2014. The Earnout Shares will be issued only if certain performance thresholds are met. On December 30, 2011, 285,715 Initial Shares and 57,287 Earnout Shares became unrestricted or were otherwise delivered.

The Edgewater Acquisition was accounted for under the acquisition method of accounting, whereby the results of the acquired business are included in our consolidated financial results from July 15, 2009, the effective date of the acquisition. As a result of the acquisition, we recorded net tangible assets, identifiable intangible assets and goodwill of $53,635 (consisting primarily of Edgewater’s investments in the underlying funds and cash), $56,200 and $61,630, respectively, which include amounts for Edgewater’s noncontrolling interests held (whose economic interests approximate 50%) aggregating $109,841. Goodwill pertaining to this acquisition is deductible for income tax purposes. See Note 11 of Notes to Consolidated Financial Statements for additional information relating to goodwill and other intangible assets. The operating results relating to Edgewater are included in the Company’s Asset Management segment.

In prior years, the Company made certain other business acquisitions. These purchases were affected through an exchange of a combination of cash, Class A common stock, and by Lazard Ltd issuing shares of non-participating convertible Series A and Series B preferred stock, which are or were each convertible into Class A common stock. In connection with such acquisitions, as of December 31, 2011 and 2010, 47,474 and 1,295,029 shares of Class A common stock, respectively, were issuable on a non-contingent basis. Additionally, at December 31, 2010, 4,862 shares of Series A preferred stock were convertible into shares of Class A common stock on a non-contingent basis. During the year ended December 31, 2011, an additional 9,238 shares of Series A preferred stock became convertible, with the total of 14,100 shares of Series A preferred stock converting into 2,434,561 shares of Class A common stock during the year. Depending upon the future performance of such businesses acquired, at December 31, 2011 and 2010, 7,921 and 17,159 shares of Series A preferred stock were contingently convertible into shares of Class A common stock. See Note 15 of Notes to Consolidated Financial Statements for additional information relating to preferred stock.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

10.	PROPERTY-NET

At December 31, 2011 and 2010 property-net consists of the following:

	Estimated Depreciable Life in Years	December 31,
		2011	2010
Buildings	33	$164,168	$168,711
Leasehold improvements	5-20	159,191	156,250
Furniture and equipment	3-10	85,396	74,881
Construction in progress		26,347	1,580

Total		435,102	401,422
Less - Accumulated depreciation and amortization		266,673	250,898

Property-net		$168,429	$150,524

11.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at December 31, 2011 and 2010 are presented below:

	December 31,
	2011	2010
Goodwill	$356,657	$313,229
Other intangible assets (net of accumulated amortization)	36,442	48,210

	$393,099	$361,439

At December 31, 2011 and 2010, goodwill of $292,116 and $251,599, respectively, was attributable to the Company’s Financial Advisory segment and, at such respective dates, $64,541 and $61,630 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
	2011	2010	2009
Balance, January 1	$313,229	$261,703	$170,277
Business acquisitions, including additional contingent consideration earned relating thereto	42,566	41,174	70,965
Foreign currency translation adjustments	862	10,352	20,461

Balance, December 31	$356,657	$313,229	$261,703

The Company performs a goodwill impairment test annually or more frequently if circumstances indicate that impairment may have occurred. The Company has selected December 31 as the date to perform its annual impairment test. Pursuant to the Company’s goodwill impairment review for the years ended December 31, 2011, 2010 and 2009, the Company determined that no impairment existed.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The gross cost and accumulated amortization of other intangible assets as of December 31, 2011 and 2010, by major intangible asset category, are as follows:

	December 31, 2011			December 31, 2010
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/performance fees	$30,740	$7,122	$23,618	$30,740	$890	$29,850
Management fees, customer relationships and non-compete agreements	32,624	19,800	12,824	32,477	14,117	18,360

	$63,364	$26,922	$36,442	$63,217	$15,007	$48,210

Amortization expense of intangible assets for the years ended December 31, 2011, 2010 and 2009 was $11,915, $7,867 and $4,990, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2012	$5,397
2013	10,337
2014	8,332
2015	6,735
2016	5,641

Total amortization expense	$36,442

(a)	Approximately 46% of intangible asset amortization is attributable to a noncontrolling interest.

12.	OTHER ASSETS AND OTHER LIABILITIES

The following table sets forth the Company’s other assets, by type, as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Current tax receivables and deferred tax assets (net of valuation allowance) and other taxes	$129,254	$123,813
Advances and prepayments	86,264	94,973
Deferred debt issuance costs	5,879	7,594
Other	50,701	38,930

Total	$272,098	$265,310

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table sets forth the Company’s other liabilities, by type, as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Accrued expenses	$150,282	$136,666
Current and deferred income taxes and other taxes	112,691	113,159
Employee benefit-related liabilities	70,036	67,779
Unclaimed funds at LFB	27,281	28,026
Abandoned leased space (principally in the U.K.)	11,688	8,203
Securities sold, not yet purchased	4,282	2,897
LAM Merger (present value of unpaid cash consideration)	777	71,394
Other	63,094	85,286

Total	$440,131	$513,410

13.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of December 31, 2011 and 2010:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of December 31,
				2011	2010
Lazard Group 7.125% Senior Notes (a)	$550,000	5/15/15	7.125%	$528,500	$528,500
Lazard Group 6.85% Senior Notes (b)	600,000	6/15/17	6.85%	548,350	548,350
Lazard Group Credit Facility (c)	150,000	4/29/13	1.90%	–	–

Total				$1,076,850	$1,076,850

(a)	During the year ended December 31, 2010, the Company repurchased $10,000 principal amount of the 7.125% Senior Notes, at a cost, excluding accrued interest, of $10,375, and, after the write-off of applicable unamortized debt issuance costs of $49, the Company recognized a pre-tax loss of $424. In connection with the issuance of the 7.125% Senior Notes, on April 1, 2005, Lazard Group entered into an interest rate forward agreement. On May 9, 2005, Lazard Group settled the interest rate forward agreement, of which $11,003 was deemed to be the effective portion of the hedge and recorded within AOCI and is being amortized as a charge to interest expense over the ten-year term of the 7.125% Senior Notes.

(b)	During the year ended December 31, 2009, the Company repurchased $900 principal amount of the 6.85% Senior Notes, at a cost, excluding accrued interest, of $635, and, after the write-off of applicable unamortized debt issuance costs of $7, the Company recognized a pre-tax gain of $258.

(c)	On April 29, 2010, Lazard Group entered into a $150,000, three-year senior revolving credit facility with a group of lenders (the “Credit Facility”). The Credit Facility, as amended, replaced the prior revolving credit facility, which was terminated as a condition to effectiveness of the Credit Facility. Interest rates under the Credit Facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of December 31, 2011, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 1.90%. At December 31, 2011 and 2010, no amounts were outstanding under the Credit Facility.

The Credit Facility contains customary terms and conditions, including certain financial covenants. In addition, the Credit Facility, the indenture and the supplemental indentures relating to Lazard Group’s senior

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

notes, contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption where applicable. As of December 31, 2011, the Company was in compliance with all of these provisions. All of the Company’s senior debt obligations are unsecured.

As of December 31, 2011, the Company had approximately $312,000 in unused lines of credit available to it, including the Credit Facility, and unused lines of credit available to LFB of approximately $91,000 (at December 31, 2011 exchange rates) and Edgewater of $65,000. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

Subordinated Debt—Subordinated debt at December 31, 2010 represented a promissory note amounting to $150,000. The note had a maturity date of September 30, 2016 and had a fixed interest rate of 3.25% per annum. Until June 30, 2011, the note had a conversion feature which permitted the holder to convert the note into a maximum of 2,631,570 shares of Class A common stock at an effective conversion price of $57 per share. No conversions had occurred. On July 22, 2011, the Company repurchased the note, at a cost, excluding accrued interest, of $131,829. Such repurchase resulted in a pre-tax gain of $18,171, which was recognized by the Company in the third quarter of 2011 and included in “revenue-other” on the accompanying consolidated statement of operations.

Debt maturities relating to senior borrowings outstanding at December 31, 2011 for each of the five years in the period ending December 31, 2016, and thereafter, are set forth in the table below.

Year Ending December 31,
2012-2014	$–
2015	528,500
2016	–
Thereafter	548,350

Total	$1,076,850

The Company’s debt at December 31, 2011 and 2010 is recorded at historical amounts. At December 31, 2011 and 2010, the fair value of the Company’s senior and subordinated debt outstanding was approximately $1,138,000 and $1,271,000, respectively, and exceeded the aggregate carrying value by approximately $61,000 and $44,000, respectively. The fair value of the Company’s senior and subordinated debt was estimated using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements or based on market quotations, where available.

14.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office space and equipment under non-cancelable lease agreements, which expire on various dates through 2033.

Operating lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. For the years ended December 31, 2011, 2010 and 2009, aggregate rental expense relating to operating leases amounted to $76,718, $66,350 and $69,412, respectively, and is included in “occupancy and equipment” or “technology and information services” on the consolidated statements of operations, depending on the nature of the underlying asset. The Company subleases office space under agreements, which expire on various dates through 2033. Sublease income from such agreements was $10,967, $10,478, and $11,327 for the years ended December 31, 2011, 2010 and 2009, respectively.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Capital lease obligations recorded under sale/leaseback transactions are payable through 2017 at a weighted average interest rate of approximately 6.4%. Such obligations are collateralized by certain buildings with a net book value of approximately $22,491 and $25,004 at December 31, 2011 and 2010, respectively. The net book value of all assets recorded under capital leases aggregated $24,589 and $27,767 at December 31, 2011 and 2010, respectively.

At December 31, 2011, minimum rental commitments under non-cancelable leases, net of sublease income, are approximately as follows:

Year Ending December 31,	Minimum Rental Commitments
	Capital	Operating
2012	$3,672	$57,201
2013	3,588	64,382
2014	3,076	69,634
2015	2,750	65,242
2016	2,431	63,767
Thereafter	8,893	746,829

Total minimum lease payments	24,410	1,067,055
Less amount representing interest	4,326

Present value of capital lease commitments	$20,084

Sublease proceeds		167,124

Net lease payments		$899,931

With respect to abandoned leased facilities in the U.K., at December 31, 2011 and 2010, the Company has recognized liabilities of $10,632 and $7,194, respectively, which are included in “other liabilities” on the consolidated statements of financial condition. Payments toward the liabilities continue through the remaining term of the leases. Such liabilities are based on the discounted future commitment, net of expected sublease income. During the year ended December 31, 2011, the Company recorded a charge of $5,539 related to such abandoned lease facilities, which is included within “occupancy and equipment” on the consolidated statement of operations.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At December 31, 2011, LFB had $3,907 of such indemnifications and held $2,655 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the consolidated statement of financial condition.

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. Such commitments at December 31, 2011 aggregated $15,647. These commitments have varying expiration dates and are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level. These commitments may not represent future cash requirements as they may expire without being drawn upon.

See Notes 6, 8, 9 and 17 of Notes to Consolidated Financial Statements for information regarding commitments relating to investment capital funding commitments, the LAM Merger, business acquisitions and obligations to fund our pension plans, respectively.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, LFB enters into underwriting commitments in which it participates as a joint underwriter. The settlement of such transactions are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations. At December 31, 2011, LFB had no such underwriting commitments.

In the opinion of management, the fulfillment of the commitments described herein will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Legal—The Company is involved from time to time in judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses, including proceedings initiated by former employees alleging wrongful termination. The Company reviews such matters on a case-by-case basis and establishes any required accrual if a loss is probable and the amount of such loss can be reasonably estimated. The Company does experience significant variation in its revenue and earnings on a quarterly basis. Accordingly, the results of any pending matter or matters could be significant when compared to the Company’s earnings in any particular fiscal quarter. The Company believes, however, based on currently available information, that the results of any pending matters, in the aggregate, will not have a material effect on its business or financial condition.

15.	STOCKHOLDERS’ EQUITY

Issuance of Class A Common Shares—During the year ended December 31, 2010, 3,000,000 shares of Class A common stock were newly issued by Lazard Ltd to Lazard Group in connection with the settlement of vested restricted stock unit grants denominated in shares of Class A common stock (“RSUs”). Such shares were authorized as part of the 25,000,000 shares of Class A common stock that may be issued under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”). In addition, during the years ended December 31, 2011 and 2010, the Company issued an aggregate of 2,434,561 and 888,605 shares of Class A common stock, respectively, and during the year ended December 31, 2011, delivered 3,515,362 shares from Class A common stock held by its subsidiaries in connection with the LAM Merger and certain prior year business acquisitions (see Notes 8 and 9 of Notes to Consolidated Financial Statements).

Secondary Offerings—Pursuant to the applicable Prospectus Supplements during 2009 and 2010, certain selling shareholders of Lazard Ltd (which include current and former managing directors of Lazard (and, from time to time, certain of our directors, executive officers or former executive officers) and their permitted transferees (collectively, the “Selling Shareholders”), who hold LAZ-MD Holdings exchangeable interests and/or Class A common stock) may offer to sell shares of Class A common stock pursuant to applicable underwriting and pricing agreements. Secondary offerings during the years ended December 31, 2009 and 2010 are described below (no such secondary offerings occurred during the year ended December 31, 2011).

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

Lazard Ltd did not receive any net proceeds from the sales of Class A common stock from the 2009 Secondary Offerings and the 2010 Secondary Offerings (collectively, the “2009 and 2010 Secondary Offerings”).

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

During the years ended December 31, 2011, 2010 and 2009, Lazard Group distributed the following amounts to LAZ-MD Holdings and the subsidiaries of Lazard Ltd:

	Year Ended December 31,
	2011	2010	2009
Tax distributions:
LAZ-MD Holdings	$699	$9,480	$25,316
Subsidiaries of Lazard Ltd	16,800	52,135	42,044

	$17,499	$61,615	$67,360

Other distributions:
LAZ-MD Holdings	$4,383	$9,804	$17,403
Subsidiaries of Lazard Ltd	70,572	50,581	33,451

	$74,955	$60,385	$50,854

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments, as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.

Exchange of Lazard Group Common Membership Interests—In addition to the simultaneous exchanges that occurred in connection with the 2009 and 2010 Secondary Offerings discussed above, during the years ended 2009, 2010 and 2011, Lazard Ltd issued 7,523,236, 12,081,618 and 876,814 shares of Class A common stock, respectively, in connection with the exchange of a like number of Lazard Group common membership interests (received from members of LAZ-MD Holdings in exchange for a like number of LAZ-MD Holdings exchangeable interests).

See “Noncontrolling Interests” below for additional information regarding Lazard Ltd’s and LAZ-MD Holdings’ ownership interests in Lazard Group.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Share Repurchase Program—In January 2010, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, the repurchase of up to $200,000 in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2011. The Company’s prior share repurchase program expired on December 31, 2009. In addition, in February 2011 and October 2011, the Board of Directors of Lazard Ltd authorized the repurchase of up to an additional $250,000 and $125,000, respectively, in aggregate cost of Class A common stock and Lazard Group common membership interests through December 31, 2012 and December 31, 2013, respectively. The Company expects that the share repurchase program, with respect to the Class A common stock, will continue to be used primarily to offset a portion of the shares that have been or will be issued under the 2005 Plan and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”). Pursuant to such authorizations, purchases have been made in the open market or through privately negotiated transactions, and since inception of the program in February 2006 through December 31, 2011, purchases with respect to such program are set forth in the table below (including, during the year ended December 31, 2011, purchases of 6,135,189 Class A common shares, at an aggregate cost of $204,835, and the purchase of 19,032 Lazard Group common membership interests, at an aggregate cost of $794):

	Number of Shares/Common Membership Interests Purchased	Average Price Per Share/Common Membership Interest
Class A common stock	22,908,848	$32.94
Lazard Group common membership interests	1,400,089	$32.66

As a result of the delivery of shares of Class A common stock during the five year period ended December 31, 2011 relating to (i) the settlement of vested RSUs and deferred stock unit grants (“DSUs”), (ii) the incentive plan share awards of shares of restricted Class A common stock, (iii) the issuance of shares of restricted Class A common stock in exchange for RSUs and (iv) the delivery of shares of Class A common stock in connection with business acquisitions and the LAM Merger, there were 3,492,017 and 6,847,508 shares of Class A common stock held by our subsidiaries at December 31, 2011 and 2010, respectively. Such Class A common shares are reported, at cost, as “Class A common stock held by subsidiaries” on the accompanying consolidated statements of financial condition.

As of January 1, 2012, $212,143 of the current aggregate $375,000 share repurchase amount authorized as of such date remained available under the share repurchase program as follows – $87,143 of the $250,000 share repurchase amount expiring December 31, 2012, and all of the $125,000 share repurchase amount expiring December 31, 2013. In addition, under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs, shares of Class A common stock may be withheld by the Company to cover the recipient’s estimated income tax liability (see Note 16 of Notes to Consolidated Financial Statements).

Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A preferred stock and Series B preferred stock. The Series A and Series B preferred shares are each non-participating securities that are or were each convertible into Class A common stock, and have no voting or dividend rights. During the years ended December 31, 2011, 2010 and 2009, 14,100, 4,862 and 4,862 shares of Series A preferred stock, respectively, were converted into shares of Class A common stock. Such conversions resulted in the issuance of 2,434,561, 572,988, and 479,732 shares of Class A common stock in the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, 7,921 and 22,021 shares of Series A preferred stock were outstanding, respectively, and no shares of Series B preferred stock were outstanding at such respective dates.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

At December 31, 2010, 4,862 shares of the Series A preferred shares outstanding were convertible into shares of Class A common stock. During the year ended December 31, 2011, an additional 9,238 shares became convertible, with the total of 14,100 shares of Series A preferred stock converting into shares of Class A common stock during the year. The remaining 7,921 and 17,159 shares of Series A preferred stock outstanding at December 31, 2011 and 2010, respectively, may become convertible into shares of Class A common stock upon completion or satisfaction of specified obligations in the applicable acquisition agreement (see Note 9 of Notes to Consolidated Financial Statements). The Series A preferred stock conversion rate into shares of Class A common stock varies, with the ultimate conversion rate dependent on certain variables, including the value of the Class A common stock, as defined, and the currency exchange rate on the date of conversion.

Accumulated Other Comprehensive Income (Loss), Net of Tax—The components of AOCI at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Currency translation adjustments	$3,719	$13,193
Interest rate hedge	(3,557)	(4,611)
Employee benefit plans	(92,637)	(56,595)

Total AOCI	(92,475)	(48,013)
Less amount attributable to noncontrolling interests	(4,111)	(1,855)

Total Lazard Ltd AOCI	$(88,364)	$(46,158)

Noncontrolling Interests—Noncontrolling interests principally represent interests held in (i) Lazard Group by LAZ-MD Holdings, (ii) Edgewater’s management vehicles that the Company is deemed to control, but does not own, and (iii) various GP interests and investment companies which are deemed to be controlled by the Company.

As of December 31, 2011 and 2010, LAZ-MD Holdings held approximately 5.2% and 6.0%, respectively, of the outstanding Lazard Group common membership interests. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Class A common stock.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables summarize the changes in ownership interests in Lazard Group held by Lazard Ltd and LAZ-MD Holdings during the years ended December 31, 2011, 2010 and 2009:

	Lazard Ltd		LAZ-MD Holdings		Total Lazard Group Common Membership Interests
	Common Membership Interests	% Ownership	Common Membership Interests	% Ownership
Balance, January 1, 2009	76,294,912	62.4%	45,938,752	37.6%	122,233,664
Activity January 1, 2009 to December 31, 2009:
Common membership interest activity in connection with:
2009 Secondary Offerings	6,394,166		(6,394,166)		–
Exchanges for Class A common stock	7,523,236		(7,523,236)		–
Business acquisitions	1,953,598		–		1,953,598
Repurchase of common membership interests from LAZ-MD Holdings	–		(500,924)		(500,924)

Balance, December 31, 2009	92,165,912	74.5%	31,520,426	25.5%	123,686,338
Activity January 1, 2010 to December 31, 2010:
Common membership interest activity in connection with:
Equity compensation	3,000,000		–		3,000,000
2010 Secondary Offerings	11,561,801		(11,561,801)		–
Exchanges for Class A common stock	12,081,618		(12,081,618)		–
Business acquisitions	888,605		–		888,605
Repurchase of common membership interests from LAZ-MD Holdings	–		(224,382)		(224,382)

Balance, December 31, 2010	119,697,936	94.0%	7,652,625	6.0%	127,350,561
Activity January 1, 2011 to December 31, 2011:
Common membership interest activity in connection with:
Exchanges for Class A common stock	876,814		(876,814)		–
Business acquisitions	2,434,561		–		2,434,561
Repurchase of common membership interests from LAZ-MD Holdings	–		(19,032)		(19,032)

Balance, December 31, 2011	123,009,311	94.8%	6,756,779	5.2%	129,766,090

The change in Lazard Ltd’s ownership in Lazard Group in the years ended December 31, 2011, 2010 and 2009 did not materially impact Lazard Ltd’s stockholders’ equity.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The tables below summarize net income (loss) attributable to noncontrolling interests for the years ended December 31, 2011, 2010 and 2009 and noncontrolling interests as of December 31, 2011 and 2010 in the Company’s consolidated financial statements:

	Net Income (Loss) Attributable to Noncontrolling Interests Year Ended December 31,
	2011	2010	2009
LAZ-MD Holdings	$11,964	$12,564	$(60,836)
Edgewater	4,130	6,690	2,927
GP interests and consolidated investment companies	(139)	856	266
Other	(313)	(666)	(360)

Total	$15,642	$19,444	$(58,003)

	Noncontrolling Interests As Of December 31,
	2011	2010
LAZ-MD Holdings	$31,954	$22,167
Edgewater	91,713	111,289
GP interests and consolidated investment companies	15,560	8,219
Other	1,486	2,044

Total	$140,713	$143,719

Dividend Declared, January 2012—On January 25, 2012, the Board of Directors of Lazard Ltd declared a quarterly dividend of $0.16 per share on its Class A common stock, totaling $19,681, payable on February 24, 2012, to stockholders of record on February 6, 2012.

16.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2005 Plan and 2008 Plan and activity with respect thereto during the years ended December 31, 2011, 2010 and 2009, is presented below.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Restricted and Deferred Stock Units

RSUs generally require future service as a condition for the delivery of the underlying shares of Class A common stock (unless the recipient is then eligible for retirement under the Company’s retirement policy) and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. The grant date fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods, and, for purposes of calculating diluted net income per share, are included in the diluted weighted average shares of Class A common stock outstanding using the treasury stock method. Expense relating to RSUs was as follows within the Company’s consolidated statements of operations:

	Year Ended December 31,
	2011	2010	2009
Compensation and benefits (*)	$264,110	$256,214	$333,823
Restructuring	–	46,880	24,239

Total	$264,110	$303,094	$358,062

(*)	Includes, during the year ended December 31, 2010, $24,860 relating to the amendment of the Company’s retirement policy (described below) and, during the year ended December 31, 2009, $86,514 of accelerated amortization expense relating to awards held by Lazard’s former Chairman and Chief Executive Officer as a result of his death.

RSUs issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the years ended December 31, 2011, 2010 and 2009, issuances of RSUs pertaining to such dividend participation rights and respective charges to “retained earnings”, net of estimated forfeitures, (with corresponding credits to “additional paid-in-capital”) consisted of the following:

	Year Ended December 31,
	2011	2010	2009
Number of RSUs issued	389,846	318,025	331,642
Charges to retained earnings, net of estimated forfeitures	$11,120	$9,522	$4,042

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

Non-executive members of the Board of Directors receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 26,859, 31,588 and 36,627 DSUs granted during the years ended December 31, 2011, 2010 and 2009, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into Class A common stock at the time of cessation of service to the Board. The DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock, and resulted in nominal cash payments for the years ended December 31, 2011, 2010 and 2009.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the 2005 Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. During the years ended December 31, 2011, 2010 and 2009, 8,184, 7,438 and 8,899 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, which, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan, totaled $1,265, $1,230 and $1,316 during the years ended December 31, 2011, 2010 and 2009, respectively.

The following is a summary of activity relating to RSUs and DSUs during the three-year period ended December 31, 2011:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2009	22,141,468	$39.17	65,256	$40.32
Granted (including 331,642 RSUs relating to dividend participation)	8,006,287	$31.50	45,526	$28.92
Forfeited	(831,022)	$36.91	–	–
Vested/Converted	(5,948,920)	$37.64	(7,636)	$34.05

Balance, December 31, 2009	23,367,813	$37.01	103,146	$35.75
Granted (including 318,025 RSUs relating to dividend participation)	7,890,127	$35.69	39,026	$31.51
Forfeited	(859,756)	$36.13	–	–
Vested/Converted/Exchanged	(8,289,549)	$39.42	(20,435)	$35.38

Balance, December 31, 2010	22,108,635	$35.67	121,737	$34.46
Granted (including 389,846 RSUs relating to dividend participation)	7,002,736	$43.21	35,043	$36.09
Forfeited	(305,155)	$37.83	–	–
Vested/Converted	(8,054,387)	$39.13	(16,120)	$34.76

Balance, December 31, 2011	20,751,829	$36.84	140,660	$34.83

During the years ended December 31, 2011, 2010 and 2009, 8,054,387 RSUs, 8,248,654 RSUs and 5,948,920 RSUs (including the acceleration of 4,406,440 RSUs held by Lazard’s former Chairman and Chief Executive Officer as a result of his death) vested, respectively, and, during the year ended December 31, 2010, 40,895 RSUs were exchanged for 40,895 shares of restricted Class A common stock. In connection with the vested RSUs, the Company satisfied certain employees’ tax obligations in lieu of issuing 2,353,561, 1,674,261 and 446,172 shares of Class A common stock in the years ended December 31, 2011, 2010 and 2009, respectively. Accordingly, 5,700,826, 6,574,393 and 5,502,748 shares of Class A common stock held by Lazard Group were delivered during the years ended December 31, 2011, 2010 and 2009, respectively.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

As of December 31, 2011, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $259,000, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.3 years subsequent to December 31, 2011. The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the two-year period ended December 31, 2011:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2010	–	–
Granted/Exchanged (a)	95,332	$37.63
Vested	–	–

Balance, December 31, 2010	95,332	$37.63
Granted	327,238	$43.70
Vested	(327,238)	$43.70

Balance, December 31, 2011	95,332	$37.63

(a)	Includes 40,895 shares of restricted Class A common stock issued in exchange for 40,895 RSUs previously granted during the year at a grant date fair value of $36.10 per share. The vesting terms of such restricted Class A common stock issued are the same as those of the original award exchanged. There was no incremental compensation cost incurred as a result of the exchange.

The Company satisfied certain employees’ tax obligations in lieu of delivering 68,866 shares of Class A common stock in connection with shares of restricted Class A common stock that vested during the year ended December 31, 2011. Accordingly, 258,372 shares of Class A common stock held by the Company were delivered during the year ended December 31, 2011.

Expense relating to restricted stock awards is charged to “compensation and benefits” expense within the Company’s consolidated statements of operations, and amounted to $9,767 and $979 for the years ended December 31, 2011 and 2010, respectively. The awards include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At December 31, 2011, unrecognized restricted stock expense was approximately $957, with such expense to be recognized over a weighted average period of approximately 0.7 years subsequent to December 31, 2011.

For purposes of calculating diluted net income per share, such awards are included in the diluted weighted average shares of Class A common stock outstanding using the “treasury stock” method.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Lazard Fund Interests

As previously described, in February 2011 the Company granted to eligible employees Lazard Fund Interests. In connection with the Lazard Fund Interests and other similar deferred compensation arrangements, the Company recorded a prepaid compensation asset and a corresponding compensation liability on the grant date based upon the fair value of the award. The prepaid asset is amortized on a straight-line basis over the applicable vesting periods or requisite service periods, and is charged to “compensation and benefits” expense within the Company’s consolidated statement of operations, and amounted to $14,551 for the year ended December 31, 2011. Lazard Fund Interests and similar deferred compensation arrangements that do not require future service are expensed immediately. The related compensation liability is accounted for at fair value as a derivative liability, and is adjusted for changes in fair value primarily related to the changes in the fair value of the underlying investments. Such changes in the fair value of the derivative liability are recorded to “compensation and benefits” expense within the Company’s consolidated statements of operations, the impact of which equally offsets the changes in fair value of the underlying investments owned and is reported in “revenue-other” in the consolidated statement of operations (see Note 7 of Notes to Consolidated Financial Statements).

The Lazard Fund Interests granted as of December 31, 2011 generally provide for one-third vesting on March 1, 2013 and two-thirds vesting on March 3, 2014. As of December 31, 2011, unrecognized compensation expense for Lazard Fund Interests and other similar deferred compensation arrangements, adjusted for estimated forfeitures, was approximately $18,000. Such compensation expense will generally be recognized over a weighted average period of approximately 1.8 years subsequent to December 31, 2011.

Incentive Awards Granted In February 2009

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

Incentive Awards Granted In February 2012

In February 2012, the Company granted approximately $281,000 of deferred incentive awards to eligible employees. These grants included approximately 6.1 million RSUs or shares of restricted Class A common stock, that in accordance with U.S. GAAP, were measured at the grant date fair value of $27.57 per RSU or share of restricted Class A common stock, or an aggregate of approximately $168,000. In addition, eligible employees will have the choice of receiving a portion of their deferred incentive awards in a combination of (i) Lazard Fund Interests, and (ii) additional RSUs or shares of restricted Class A common stock. The aggregate fair value on the date of grant of these awards is approximately $102,000. The remaining deferred incentive awards include deferred cash awards and a portion of fund managers’ year-end incentive compensation that is reinvested in certain asset management funds. The aggregate fair value on the date of grant of these awards is approximately $11,000.

The RSUs, restricted stock and Lazard Fund Interests granted each provide for one-third vesting on March 3, 2014 and the remaining two-thirds vesting on March 2, 2015. Compensation expense with respect to such incentive awards will generally be recognized over the vesting period, with such compensation expense to be recognized over a weighted average period of approximately 2.7 years.

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

Employer Contributions to Pension Plans—The Company’s funding policy for its U.S. and non-U.S. pension plans is to fund when required or when applicable upon an agreement with the plans’ Trustees. Management also evaluates from time to time whether to make voluntary contributions to the plans. The Company did not make any contributions to the U.S. pension plans during the year ended December 31, 2011, however it expects to make a contribution of approximately $700 to the U.S. pension plans in the year ending December 31, 2012.

In accordance with agreements reached with the Trustees of certain U.K. pension plans in 2005, the Company was obligated to make further contributions to such pension plans based upon the cumulative performance of the plans’ assets against specific benchmarks as measured on June 1, 2009 and subsequently remeasured on June 1, 2010. As of December 31, 2009, the obligation related to the cumulative underperformance of the plans’ assets (the “underperformance obligation”) was payable in equal monthly installments through May 2013. During the year ended December 31, 2010, the Company contributed approximately $8,600 to settle the plans’ underperformance obligation in full.

Further on June 30, 2009 the Company and the Trustees concluded the December 31, 2007 triennial valuation of the U.K. pension plans discussed above, pursuant to which the Company agreed to annual future contributions to the plan through 2018. The agreement also required the Company to secure its obligations’ to the pension plans by placing in escrow 12.5 million British pounds (with the Company depositing such amount in escrow in July 2009), with a final redemption date of December 31, 2018. The aggregate escrow balance at December 31, 2010 had been recorded in “cash deposited with clearing organizations and other segregated cash” and “investments” on the accompanying consolidated statement of financial condition. The terms of this agreement were subject to adjustment based on the results of the December 31, 2010 triennial valuation and subsequent triennial valuations.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

During 2011, the Company and the Trustees of the U.K. pension plans referred to above commenced negotiations regarding the terms of the December 31, 2010 triennial valuations of the plans and potential future contributions to the plans. We currently anticipate that the valuations will be concluded by March 31, 2012, with a tentative agreement having been reached in principle that would supersede the June 2009 agreement described above and that provides pension funding terms whereby the Company: (i) made a contribution in December 2011 to the plans of 2.3 million British pounds ($3,687 at December 31, 2011 exchange rates) from the escrow account, (ii) will make contributions of 1 million British pounds during each year from 2012 through 2020 inclusive and (iii) will amend and extend the existing escrow arrangement into an account security arrangement covering 10 million British pounds from the existing escrow and additional contributions of 1 million British pounds into such account security arrangement during each year from 2014 through 2020, inclusive, with an agreement that assets from the account security arrangements will be released into the plans if and to the extent that the value of the plans’ assets falls short of the funding target for June 1, 2020 that has been agreed upon with the Trustees. The terms of the tentative agreement are subject to adjustment based on the results of subsequent triennial valuations. Additionally, the Company is discussing with the Trustees the extent to which the Company would contribute to the plans to cover their administrative expenses. The aggregate escrow balance at December 31, 2011 has been recorded in “cash deposited with clearing organizations and other segregated cash” on the accompanying consolidated statement of financial condition. Income on the escrow balance accretes to the Company and is recorded in interest income.

Additionally, during the year ended December 31, 2011, contributions made to other non-U.S. pension plans amounted to $4,867. The Company expects to contribute a similar amount to these other non-U.S. pension plans in the year ending December 31, 2012.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the changes in the benefit obligations, the fair value of the assets, the funded status and amounts recognized in the consolidated statements of financial condition for the U.S. and non-U.S. defined benefit pension plans and the U.S. post-retirement Medical Plan. The Company uses December 31 as the measurement date for its employee benefit plans.

	Pension Plans		Post-Retirement Medical Plan
	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$519,779	$525,458	$5,799	$5,358
Service cost	651	598	69	81
Interest cost	28,266	27,734	278	292
Actuarial (gain) loss	51,401	11,253	(437)	610
Benefits paid	(21,718)	(21,826)	(347)	(542)
Foreign currency translation and other adjustments	(3,348)	(23,438)

Benefit obligation at end of year	575,031	519,779	5,362	5,799

Change in plan assets
Fair value of plan assets at beginning of year	554,988	524,656
Actual return on plan assets	29,870	61,452
Employer contributions	8,689	13,284	347	542
Benefits paid	(21,718)	(21,826)	(347)	(542)
Foreign currency translation and other adjustments	(2,918)	(22,578)

Fair value of plan assets at end of year	568,911	554,988	–	–

Funded surplus (deficit) at end of year	$(6,120)	$35,209	$(5,362)	$(5,799)

Amounts recognized in the consolidated statements of financial condition at December 31, 2011 and 2010 consist of:
Prepaid pension asset (included in “other assets”)	$31,457	$61,572
Accrued benefit liability (included in “other liabilities”)	(37,577)	(26,363)	$(5,362)	$(5,799)

Net amount recognized	$(6,120)	$35,209	$(5,362)	$(5,799)

Amounts recognized in AOCI (excluding tax benefits of $14,183 and $2,689 at December 31, 2011 and 2010, respectively) consist of:
Actuarial net loss (gain)	$93,186	$41,898	$(261)	$177
Prior service cost	13,896	17,209

Net amount recognized	$107,082	$59,107	$(261)	$177

The following table summarizes the fair value of plan assets, the accumulated benefit obligation and the projected benefit obligation at December 31, 2011 and 2010:

	U.S. Pension Plans As Of December 31,		Non-U.S. Pension Plans As Of December 31,		Total As Of December 31,
	2011	2010	2011	2010	2011	2010
Fair value of plan assets	$24,295	$23,471	$544,616	$531,517	$568,911	$554,988
Accumulated benefit obligation	$33,493	$26,644	$541,538	$493,135	$575,031	$519,779
Projected benefit obligation	$33,493	$26,644	$541,538	$493,135	$575,031	$519,779

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the components of benefit cost (credit), the return on plan assets, benefits paid, contributions and other amounts recognized in AOCI for the years ended December 31, 2011, 2010 and 2009:

	Pension Plans For The Years Ended December 31,			Post-Retirement Medical Plan For The Years Ended December 31,
	2011	2010	2009	2011	2010	2009
Components of Net Periodic Benefit Cost (Credit):
Service cost	$651	$598	$1,432	$69	$81	$98
Interest cost	28,266	27,734	27,419	278	292	310
Expected return on plan assets	(30,490)	(29,347)	(28,310)
Amortization of:
Prior service cost (credit)	2,979	2,835	3,099		(1,023)	(1,382)
Net actuarial loss	258	806	1,323

Net periodic benefit cost (credit)	1,664	2,626	4,963	347	(650)	(974)
Settlements (curtailments)			(7)

Total benefit cost (credit)	$1,664	$2,626	$4,956	$347	$(650)	$(974)

Actual return on plan assets	$29,870	$61,452	$53,499
Employer contributions	$8,689	$13,284	$7,581	$347	$542	$378
Benefits paid	$21,718	$21,826	$22,201	$347	$542	$378

Other changes in plan assets and benefit obligations recognized in AOCI (excluding tax charge (benefit) of $(11,495), $7,530 and $(13,415) during the years ended December 31, 2011, 2010 and 2009, respectively):

Net actuarial (gain) loss	$51,703	$(21,026)	$22,122	$(438)	$610	$(1,407)
Prior service (credit)			(2,449)
Reclassification of prior service (cost) credit to earnings	(2,979)	(2,835)	(3,099)		1,023	1,382
Reclassification of actuarial loss to earnings	(258)	(806)	(1,316)
Currency translation and other adjustments	(491)	(3,980)	28,516

Total recognized in AOCI	$47,975	$(28,647)	$43,774	$(438)	$1,633	$(25)

Net amount recognized in total periodic benefit cost and AOCI	$49,639	$(26,021)	$48,730	$(91)	$983	$(999)

The amounts in AOCI on the consolidated statement of financial condition as of December 31, 2011 that are expected to be recognized as components of net periodic benefit cost (credit) for the year ending December 31, 2012 are as follows:

	Pension Plans	Post-Retirement Medical Plan	Total
Prior service cost	$2,772	$–	$2,772
Net actuarial loss	$1,504	$–	$1,504

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The assumptions used to develop actuarial present value of the projected benefit obligation and net periodic pension cost as of or for the years ended December 31, 2011, 2010 and 2009 are set forth below:

	Pension Plans December 31,			Post-Retirement Medical Plan December 31,
	2011	2010	2009	2011	2010	2009
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.8%	5.4%	5.7%	4.1%	5.0%	5.6%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.7%	5.0%	5.5%	5.0%	5.6%	5.8%
Expected long-term rate of return on plan assets	5.4%	5.9%	6.2%	–	–	–
Healthcare cost trend rates used to determine net periodic benefit cost:
Initial				8.0%	8.5%	9.0%
Ultimate				6.0%	6.0%	6.0%
Year ultimate trend rate achieved				2015	2015	2015

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

The assumed cost of healthcare has an effect on the amounts reported for the Company’s post-retirement plans. A 1% change in the assumed healthcare cost trend rate would increase (decrease) our cost and obligation as follows:

	1% Increase		1% Decrease
	2011	2010	2011	2010
Cost	$66	$39	$(49)	$(34)
Obligation	$929	$1,231	$(649)	$(891)

Expected Benefit Payments—The following table summarizes the expected benefit payments for the Company’s plans for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

	Pension Plans	Post-Retirement Medical Plan
2012	$21,055	$360
2013	21,466	393
2014	22,327	391
2015	23,392	372
2016	24,597	352
2017-2021	136,727	1,737

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Plan Assets—The following tables present the categorization of our plans’ assets as of December 31, 2011 and 2010, measured at fair value, into a fair value hierarchy in accordance with fair value measurement disclosure requirements:

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Asset Category
Cash	$6,836	$–	$–	$6,836
Equity securities	148,431	–	–	148,431
Debt securities:
Corporate bonds	26,137	–	–	26,137
Non-U.S. Governments and agency securities	22,232	–	–	22,232
Mutual funds:
Equity	11,148	34,395	–	45,543
Debt	13,141	302,384	1,777	317,302
Other	–	2,430	–	2,430

Total	$227,925	$339,209	$1,777	$568,911

	As of December 31, 2010
	Level 1	Level 2	Total
Asset Category
Cash	$9,571	$–	$9,571
Equity securities	170,989	–	170,989
Debt securities:
Corporate bonds	44,580	–	44,580
Non-U.S. Governments and agency securities	40,515	–	40,515
Mutual funds:
Equity	12,133	33,488	45,621
Debt	11,334	229,551	240,885
Other	–	2,827	2,827

Total	$289,122	$265,866	$554,988

Activity in the fair value of the plans’ Level 3 debt mutual funds for the year ended December 31, 2011 consisted of purchases and net unrealized/realized gains of $1,837 and $3, respectively, partially offset by unfavorable foreign currency translation adjustments of $63.

At December 31, 2011 and 2010, the Company’s U.S. pension plans had 46% and 52%, respectively, of the plans’ assets invested in exchange-traded mutual funds that invest in equity securities and 54% and 48%, respectively, invested in an exchange-traded mutual fund that invests in debt securities, both of which are categorized as Level 1. The Company’s non-U.S. pension plans at December 31, 2011 and 2010 had 36% and 43%, respectively, of the plans’ assets invested in certain debt mutual funds which are categorized as Level 2. The Company’s other non-U.S. pension plans’ investment holdings did not individually constitute more than 10% of non-U.S. pension plan assets at December 31, 2011 and 2010.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Investment Policies and Strategies—The primary investment goal is to ensure that the plans remain well funded, taking account of the likely future risks to investment returns and contributions. As a result, a portfolio of assets is maintained with appropriate liquidity and diversification that can be expected to generate long-term future returns that minimize the long-term costs of the pension plans without exposing the trust to an unacceptable risk of under-funding. The Company’s likely future ability to pay such contributions as are required to maintain the funded status of the plans over a reasonable time period is considered when determining the level of risk that is appropriate. The fair values of plan investments classified as Level 1 assets are based on market quotes. The fair values of plan assets classified as Level 2 assets are primarily based on information provided by fund managers.

Defined Contribution Plans—Pursuant to certain matching contributions, the Company contributes to employer sponsored defined contribution plans. Such contributions amounted to $10,944, $9,684 and $8,409 for the years ended December 31, 2011, 2010 and 2009, respectively, which are included in “compensation and benefits” expense on the consolidated statements of operations.

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

The 2010 and 2009 Restructuring Charges primarily consisted of compensation-related expenses, including the acceleration of unrecognized expenses pertaining to RSUs previously granted to individuals who were terminated pursuant to the restructuring, severance and benefit payments and other costs. As of December 31, 2011 and 2010, the remaining liability associated with the 2010 Restructuring Plan was $9,456 and $21,381, respectively, and, as of December 31, 2011 and 2010, the remaining liability associated with the 2009 Restructuring Plan was $2,791 and $5,427, respectively. During the years ended December 31, 2011 and 2010, the Company made cash payments of $10,625 and $18,847, respectively, for the 2010 Restructuring Plan and $1,436 and $6,073, respectively, for the 2009 Restructuring Plan. Further during the year ended December 31, 2011, we reduced our provisions by $1,300 and $1,200 for the 2010 and 2009 Restructuring Plans, respectively. Liabilities relating to the 2010 and 2009 Restructuring Plans are reported within “accrued compensation and benefits” and “other liabilities” on the accompanying consolidated statements of financial condition.

19.	INCOME TAXES

As a result of its indirect investment in Lazard Group, Lazard Ltd, through certain of its subsidiaries, is subject to U.S. federal income taxes on its portion of Lazard Group’s operating income. Although a portion of Lazard Group’s income is subject to U.S. federal income taxes, Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income from its U.S. operations is generally not subject to U.S. federal income taxes because such income is attributable to its partners. In addition, Lazard Group is subject to UBT which is attributable to Lazard Group’s operations apportioned to New York City. UBT is incremental to the U.S. federal statutory tax rate. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The components of the Company’s provision for income taxes for the years ended December 31, 2011, 2010 and 2009, and a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rates for such periods are shown below.

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$(501)	$833	$(6,017)
Foreign	35,885	27,626	35,082
State and local (primarily UBT)	2,342	12,652	380

Total current	37,726	41,111	29,445

Deferred:
Federal	16,167	2,785	(19,287)
Foreign	(2,832)	5,331	(4,147)
State and local (primarily UBT)	(6,121)	–	–

Total deferred	7,214	8,116	(23,434)

Total	$44,940	$49,227	$6,011

	Year Ended December 31,
	2011	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Income of noncontrolling interests	(2.0)	(5.0)	(10.8)
Foreign source (income) loss not subject to U.S. income tax	(13.8)	(15.1)	20.2
Foreign taxes	8.3	12.0	(17.0)
State and local taxes (primarily UBT)	0.9	4.3	(0.2)
Change in valuation allowance	(8.3)	(10.9)	(32.8)
Other, net	(1.0)	(0.1)	2.3

Effective income tax rate	19.1%	20.2%	(3.3)%

See Note 23 of Notes to Consolidated Financial Statements regarding operating income (loss) by geographic region.

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

	December 31,
	2011	2010
Deferred Tax Assets:
Basis adjustments (primarily as a result of the separation and recapitalization transactions that occurred during 2005 and from secondary offerings)	$846,252	$877,143
Compensation and benefits	196,133	207,080
Net operating loss and tax credit carryforwards	209,781	156,798
Depreciation and amortization	1,519	14,785
Other	25,410	39,316

Gross deferred tax assets	1,279,095	1,295,122
Valuation allowance	(1,145,257)	(1,165,274)

Total deferred tax assets (net of valuation allowance)	$133,838	$129,848

Deferred Tax Liabilities:
Depreciation and amortization	$16,240	$16,469
Compensation and benefits	10,729	20,563
Goodwill	15,031	9,839
Other	41,581	35,201

Total deferred tax liabilities	$83,581	$82,072

The basis adjustments recorded as of December 31, 2011 and 2010 are the result of:

•

purchases and redemptions of historical and working member interests consummated in connection with the separation and recapitalization of the Company, which resulted in deferred tax assets of $176,871 and $196,049 at December 31, 2011 and 2010, respectively,

•

tax basis step-ups resulting from the exchange of LAZ-MD exchangeable interests and from secondary offerings, and associated with the LAM Merger which in the aggregate resulted in deferred tax assets of $638,069 and $640,720 at December 31, 2011 and 2010, respectively,

•	tax basis step-up for U.S. income tax purposes on certain U.K. assets, which resulted in deferred tax assets of $24,338 and $32,455 at December 31, 2011 and 2010, respectively, and

•	tax basis step-up for payments made under the tax receivable agreement of $6,974 and $7,919 at December 31, 2011 and 2010, respectively.

Although we have been profitable on a consolidated basis in the last two years, certain of our tax-paying entities have individually experienced pre-tax losses on a cumulative three-year basis primarily due to permanent differences between net income and taxable income at such entities. Considering these losses and the other factors listed below, we have recorded valuation allowances on our deferred tax assets of $1,145,257 and $1,165,274 as of December 31, 2011 and December 31, 2010, respectively. If these entities achieve sustainable levels of profitability in the future, we believe there is a reasonable possibility that the valuation allowance recorded against our deferred tax assets at such entities could be reduced significantly. The valuation allowance at December 31, 2011 reflects a net decrease of $20,017 from the balance of $1,165,274 at December 31, 2010.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The Company had net operating loss and tax credit carryforwards for which related deferred tax assets were recorded at December 31, 2011 primarily relating to:

(i)	indefinite-lived carryforwards (subject to various limitations,) of approximately $50,800, primarily in the U.K. and Italy, and

(ii)	certain carryforwards of approximately $137,100 in the U.S., which begin expiring in 2029.

As a result of certain realization requirements regarding share-based incentive plan awards, certain deferred tax assets pertaining to tax deductions related to equity compensation in excess of compensation recognized for financial reporting that would otherwise have been recognized at December 31, 2011 and 2010 of $19,900 and $9,065, respectively, are not included in the table above. The impact of such excess tax deductions will be recorded in stockholders’ equity if and when such deferred tax assets are ultimately realized.

With few exceptions, the Company is no longer subject to income tax examination by foreign tax authorities and by U.S. federal, state and local tax authorities for years prior to 2007. While we are under examination in various tax jurisdictions with respect to certain open years, the Company believes that the result of any final determination related to these examinations is not expected to have a material impact on its financial statements. Developments with respect to such examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.

A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
	2011	2010	2009
Balance, January 1 (excluding interest and penalties of $7,099, $7,247 and $5,467, respectively)	$58,605	$60,558	$46,725
Increases in gross unrecognized tax benefits relating to tax positions taken during:
Prior years	1,081	2,184	5,271
Current year	16,928	15,756	18,251
Decreases in gross unrecognized tax benefits relating to:
Tax positions taken during prior years	(5,133)	(644)	–
Settlements with tax authorities	–	(3,805)	–
Lapse of the applicable statute of limitations	(9,281)	(15,444)	(9,689)

Balance, December 31 (excluding interest and penalties of $8,454, $7,099 and $7,247, respectively)	$62,200	$58,605	$60,558

Additional information with respect to unrecognized tax benefits is as follows:

	Year Ended December 31,
	2011	2010	2009
Unrecognized tax benefits at the end of the year that, if recognized, would favorably affect the effective tax rate (includes interest and penalties of $8,454, $7,099 and $7,247, respectively)	$44,545	$39,112	$41,405
Offset to deferred tax assets for unrecognized tax benefits	$26,109	$26,592	$26,400
Interest and penalties recognized in current income tax expense (after giving effect to the reversal of interest and penalties of $1,785, $2,430 and $1,223, respectively)	$1,355	$(148)	$1,780

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits recorded at December 31, 2011 will decrease within 12 months by an amount up to approximately $10,000 as a result of the lapse of the statute of limitations in various tax jurisdictions.

Tax Receivable Agreement

The redemption of historical partner interests in connection with the Company’s separation and recapitalization that occurred in May 2005 and the subsequent exchanges through December 31, 2011 of LAZ-MD Holdings exchangeable interests for shares of Class A common stock have resulted, and future exchanges of LAZ-MD Holdings exchangeable interests for shares of Class A common stock may result, in increases in the tax basis of the tangible and/or intangible assets of Lazard Group. Included in our deferred tax assets as of December 31, 2011 are approximately $709,000 related to certain basis step-up assets and approximately $137,000 of net operating losses generated by the amortization of such step-up assets. The tax receivable agreement dated as of May 10, 2005 with LFCM Holdings requires the Company to pay LFCM Holdings 85% of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of the above-mentioned increases in tax basis. During the years ended December 31, 2011, 2010 and 2009, the Company recorded a “provision (benefit) pursuant to tax receivable agreement” on the consolidated statements of operations of $429, $2,361 and $(1,258), respectively, with the liability related thereto at December 31, 2011 and 2010 of $2,790 and $2,361, respectively, included within “related party payables” on the consolidated statements of financial condition (see Note 21 of Notes to Consolidated Financial Statements). During the year ended December 31, 2009, the Company recorded a benefit related to the tax receivable agreement as a result of certain adjustments to previously recorded estimated provisions.

20.	NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK

The Company’s basic and diluted net income (loss) per share calculations for the years ended December 31, 2011, 2010 and 2009 are computed as described below.

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

The calculations of the Company’s basic and diluted net income (loss) per share and weighted average shares outstanding for the years ended December 31, 2011, 2010 and 2009 are presented below:

	Year Ended December 31,
	2011	2010	2009
Net income (loss) attributable to Lazard Ltd	$174,917	$174,979	$(130,242)
Add (deduct) - adjustment associated with Class A common stock issuable on a non-contingent basis	284	251	(1,292)

Net income (loss) attributable to Lazard Ltd - basic	175,201	175,230	(131,534)
Add - dilutive effect, as applicable, of:
Adjustments to income relating to interest expense and changes in net income (loss) attributable to noncontrolling interests resulting from assumed Class A common stock issuances in connection with share-based incentive compensation, convertible debt, convertible preferred stock and exchangeable interests, net of tax	12,512	13,689	–

Net income (loss) attributable to Lazard Ltd - diluted	$187,713	$188,919	$(131,534)

Weighted average number of shares of Class A common stock outstanding	115,005,676	101,607,301	75,220,897
Add - adjustment for shares of Class A common stock issuable on a non-contingent basis	3,026,344	2,803,952	3,091,050

Weighted average number of shares of Class A common stock outstanding - basic	118,032,020	104,411,253	78,311,947
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of Class A common stock issuable from share-based incentive compensation, convertible debt, convertible preferred stock and exchangeable interests	19,597,505	34,058,401	–

Weighted average number of shares of Class A common stock outstanding - diluted	137,629,525	138,469,654	78,311,947

Net income (loss) attributable to Lazard Ltd per share of Class A common stock:
Basic	$1.48	$1.68	$(1.68)

Diluted	$1.36	$1.36	$(1.68)

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

21.	RELATED PARTIES

Amounts receivable from, and payable to, related parties are set forth below:

	December 31,
	2011	2010
Receivables
LFCM Holdings	$14,790	$24,785
Other	3,711	89

Total	$18,501	$24,874

Payables
LFCM Holdings	$4,850	$2,819
Other	1,225	–

Total	$6,075	$2,819

LFCM Holdings

LFCM Holdings owns and operates the capital markets business and fund management activities, as well as other specified non-operating assets and liabilities, that were transferred to it by Lazard Group (referred to as the “separated businesses”) in May 2005 and is owned by various current and former working members, including certain of Lazard’s current and former managing directors (which also include certain of the Company’s executive officers) who were or are also members of LAZ-MD Holdings. In addition to the master separation agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings (the “master separation agreement”), which effected the separation and recapitalization that occurred in May 2005, LFCM Holdings entered into an insurance matters agreement and a license agreement that addressed various business matters associated with the separation, as well as several other agreements discussed below.

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

The services provided pursuant to the administrative services agreement by Lazard Group to LFCM Holdings, and by LFCM Holdings to Lazard Group, are subject to automatic annual renewal, unless either party gives 180 days’ notice of termination. LFCM Holdings and Lazard Group have a right to terminate the services earlier if there is a change of control of either party or the business alliance provided in the business alliance agreement entered into on May 10, 2005, by and among LAZ-MD Holdings, LFCM Holdings and Lazard Group

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

(the “business alliance agreement”) (described below) expires or is terminated. The party receiving a service may also terminate a service earlier upon 180 days’ notice as long as the receiving party pays the service provider an additional three months of service fee for the terminated service. In addition, in connection with the various agreements entered into regarding the CP II MgmtCo Spin-Off described below, Lazard Group agreed to provide certain specified services to LFCM Holdings (which, in turn, LFCM Holdings may provide to its subsidiary, CP II MgmtCo (“CP II MgmtCo”)).

The business alliance agreement provides, among other matters, that Lazard Group will refer to LFCM Holdings selected opportunities for underwriting and distribution of securities. In addition, Lazard Group will provide assistance in the execution of any such referred business. In exchange for the referral obligation and assistance, Lazard Group will receive a referral fee from LFCM Holdings equal to approximately one-half of the revenue obtained by LFCM Holdings in respect of any underwriting or distribution opportunity. In addition, LFCM Holdings will refer opportunities in the Financial Advisory and Asset Management businesses to Lazard Group. In exchange for this referral, LFCM Holdings will be entitled to a customary finders’ fee from Lazard Group. The business alliance agreement further provides that, during the term of the business alliance, LFNY and Lazard Asset Management Securities LLC, an indirect wholly-owned subsidiary of LFNY, will introduce execution and settlement transactions to broker-dealer entities affiliated with LFCM Holdings. The business alliance agreement is subject to periodic automatic renewal, unless Lazard Group or LFCM Holdings elects to terminate the agreement in connection with any such renewal or elects to terminate on account of a change of control of either party.

For the years ended December 31, 2011, 2010 and 2009, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $10,277, $12,110 and $9,717, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $18,862, $11,506 and $12,301, respectively. Amounts relating to the administrative services agreement are reported as reductions to operating expenses. Net referral fees for underwriting transactions under the business alliance agreement are reported in “revenue-other”. Net referral fees for private placement, M&A and restructuring transactions under the business alliance agreement are reported in advisory fee revenue.

Receivables from LFCM Holdings and its subsidiaries as of December 31, 2011 and 2010 primarily include $10,722 and $12,775, respectively, related to administrative and support services and reimbursement of expenses incurred on behalf of LFCM Holdings, and $2,928 and $11,413, respectively, related to referral fees for underwriting and private placement transactions. Payables to LFCM Holdings and its subsidiaries at December 31, 2011 and 2010 relate primarily to obligations pursuant to the tax receivable agreement of $2,790 and $2,361, respectively (see Note 19 of Notes to Consolidated Financial Statements) and $2,060 and $458, respectively, principally relating to certain advances and referral fees for Financial Advisory transactions.

Other

For the years ended December 31, 2011 and 2010, amounts recorded by Lazard Group relating to referral fees for restructuring transactions and fee sharing with MBA Lazard Holdings S.A. Group (“MBA”), an Argentina-based group in which the Company has a 50% ownership interest, amounted to $1,866 and $128, respectively, and are reported in advisory fee revenue. There were no such amounts for the year ended December 31, 2009.

Other receivables at December 31, 2011 and 2010 and payables at December 31, 2011 primarily relate to referral fees for restructuring and M&A transactions with MBA and, in 2011, a related party loan.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

LAZ-MD Holdings

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the years ended December 31, 2011, 2010 and 2009, such charges amounted to $750 in each year.

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

In February 2005, Lazard Group formed CP II, with institutional and Lazard Group capital commitments which required funding at any time through 2010, except for potential follow-on investments and/or CP II expenses. As of December 31, 2011, Lazard Group’s investment in CP II amounted to $31,533 which is recorded within “investments - other - private equity” on the consolidated statement of financial condition. Pursuant to the master separation agreement and business alliance agreement, CP II was managed by CP II MgmtCo, and Lazard Group is entitled to receive the carried interest distributions made by CP II (other than the carried interest distributions made to investment professionals who manage the fund).

In February 2009, pursuant to agreements entered into by the Company with a subsidiary of LAI (“LAI North America”), LFCM Holdings and the investment professionals who manage CP II, equity ownership of CP II MgmtCo was transferred from LAI North America to the investment professionals who manage CP II (the “CP II MgmtCo Spin-Off”). Concurrently with the CP II MgmtCo Spin-Off, CP II MgmtCo became a standalone entity. In addition, in connection with a February 2009 $4,000 cash payment from Lazard Group to LFCM Holdings relating to the CP II MgmtCo Spin-Off, the business alliance agreement was amended to remove any restriction on the Company engaging in private equity businesses in North America other than certain investments in real estate and technology and information services. Such amendment reduced the then purchase price relating to our option to acquire the fund management activities of LAI in North America from $6,500 to $2,500. As part of the CP II MgmtCo Spin-Off, we retained our entitlement to receive a slightly reduced portion of the carried interest distributions made by CP II.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The remaining option to purchase the North American fund management activities is currently exercisable at any time prior to May 10, 2014, for a purchase price of $2,500 as described above. The reduced price for the North American option reflects (i) a reduction of $1,500 due to the payment of a like amount in February 2008 to LFCM Holdings in connection with the Sapphire IPO, whereby LFCM Holdings agreed not to assert certain claims that it may believe that it had under the business alliance agreement and (ii) the $4,000 payment described above.

During the fourth quarter of 2011, the Company determined that it was unlikely to exercise the North American option. Accordingly, during such period the Company wrote-off the $5,500 capitalized cost associated with the option which is included within “other” operating expenses on the consolidated statement of operations.

22.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At December 31, 2011, LFNY’s regulatory net capital was $100,819, which exceeded the minimum requirement by $93,184.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are authorized and regulated by the Financial Services Authority. At December 31, 2011, the aggregate regulatory net capital of the U.K. Subsidiaries was $149,345, which exceeded the minimum requirement by $137,437.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel for its banking activities conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), are subject to regulation and supervision by the Autorité des Marchés Financiers. At December 31, 2011, the consolidated regulatory net capital of CFLF was $175,781, which exceeded the minimum requirement set for regulatory capital levels by $81,099.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At December 31, 2011, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $96,255, which exceeded the minimum required capital by $71,592.

At December 31, 2011, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

Lazard Ltd had been subject to supervision by the SEC as a Supervised Investment Bank Holding Company (“SIBHC”). As a SIBHC, Lazard Ltd was subject to group-wide supervision, which required it to compute allowable capital and risk allowances on a consolidated basis. However, pursuant to Section 617 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the SEC’s SIBHC program was eliminated on July 21, 2011. Pursuant to relevant rules in the European Union, Lazard Ltd is required to be supervised by another regulatory body, either in the U.S. or the European Union. The Dodd-Frank Act allows certain securities holding companies seeking consolidated supervision, including Lazard Ltd, to elect to be supervised by the Board of Governors of the Federal Reserve. Lazard Ltd anticipates that the Board of

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Governors of the Federal Reserve will adopt regulations pursuant to Section 618 of the Dodd-Frank Act in the near future for companies that seek to come under its consolidated supervision. Once it analyzes the final scope of such regulations, Lazard Ltd will determine whether it will elect to register to come under the consolidated supervision of the Federal Reserve. Until such regulations are adopted, however, we cannot determine the full impact of such regulations on us. The Dodd-Frank Act and the rules and regulations that may be adopted thereunder (including regulations that have not yet been proposed) could have other effects on us. We continue to monitor the process as such rules are proposed and adopted.

23.	SEGMENT INFORMATION

The Company’s reportable segments offer different products and services and are managed separately as different levels and types of expertise are required to effectively manage the segments’ transactions. Each segment is reviewed to determine the allocation of resources and to assess its performance. The Company’s principal operating activities are included in two business segments as described in Note 1 above - Financial Advisory and Asset Management. In addition, as described in Note 1 above, the Company records selected other activities in its Corporate segment.

The Company’s segment information for the years ended December 31, 2011, 2010 and 2009 is prepared using the following methodology:

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

There were no clients for the years ended December 31, 2011, 2010 and 2009 that individually constituted more than 10% of the net revenue of any of the Company’s business segments.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		As Of Or For The Year Ended December 31,
		2011	2010	2009
Financial Advisory	Net Revenue	$992,107	$1,119,867	$986,820
	Operating Expenses (a)	929,688	950,968	998,727

	Operating Income (Loss)	$62,419	$168,899	$(11,907)

	Total Assets	$767,699	$799,090	$706,785

Asset Management	Net Revenue	$897,401	$849,662	$601,652
	Operating Expenses (a)	628,945	584,348	504,452

	Operating Income	$268,456	$265,314	$97,200

	Total Assets	$583,524	$687,323	$702,775

Corporate	Net Revenue	$(59,996)	$(64,161)	$(57,954)
	Operating Expenses (a)	35,380	126,402	209,573

	Operating Loss	$(95,376)	$(190,563)	$(267,527)

	Total Assets	$1,730,713	$1,936,119	$1,738,202

Total	Net Revenue	$1,829,512	$1,905,368	$1,530,518
	Operating Expenses (a)	1,594,013	1,661,718	1,712,752

	Operating Income (Loss)	$235,499	$243,650	$(182,234)

	Total Assets	$3,081,936	$3,422,532	$3,147,762

(a)	Operating expenses include depreciation and amortization of property as set forth in table below.

	Year Ended December 31,
	2011	2010	2009
Financial Advisory	$6,739	$6,718	$5,933
Asset Management	3,502	3,693	3,557
Corporate	14,339	12,301	13,051

Total	$24,580	$22,712	$22,541

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

	As Of Or For The Year Ended December 31,
	2011	2010	2009
Net Revenue:
United States	$1,083,457	$1,161,071	$803,859
United Kingdom	190,307	215,243	191,521
France	234,441	261,085	247,510
Other Western Europe	174,284	141,343	175,231
Rest of World	147,023	126,626	112,397

Total	$1,829,512	$1,905,368	$1,530,518

Operating Income (Loss):
United States	$209,236	$223,341	$(155,645)
United Kingdom	(18,074)	4,867	(11,485)
France	8,262	23,092	(9,143)
Other Western Europe	27,276	(9,838)	(3,071)
Rest of World	8,799	2,188	(2,890)

Total	$235,499	$243,650	$(182,234)

Identifiable Assets:
United States	$1,630,547	$1,821,992	$1,589,720
United Kingdom	253,365	324,309	277,751
France	773,196	883,932	908,137
Other Western Europe	116,682	141,216	159,525
Rest of World	308,146	251,083	212,629

Total	$3,081,936	$3,422,532	$3,147,762

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY RESULTS (UNAUDITED)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2011 and 2010. These quarterly results were prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	2011 Fiscal Quarter
	First	Second	Third	Fourth	Year
	(dollars in thousands, except per share data)
Net revenue	$438,023	$477,292	$462,419	$451,778	$1,829,512
Operating expenses	364,577	388,090	374,681	466,665	1,594,013

Operating income (loss)	$73,446	$89,202	$87,738	$(14,887)	$235,499

Net income (loss)	$59,983	$71,566	$67,133	$(8,123)	$190,559
Less - net income (loss) attributable to noncontrolling interests	4,976	9,562	4,434	(3,330)	15,642

Net income (loss) attributable to Lazard Ltd	$55,007	$62,004	$62,699	$(4,793)	$174,917

Attributable to Lazard Ltd Class A common stockholders:
Net income (loss) per share of common stock:
Basic	$0.48	$0.52	$0.53	$(0.04)	$1.48
Diluted	$0.43	$0.48	$0.49	$(0.04)	$1.36
Dividends declared per share of common stock	$0.125	$0.16	$0.16	$0.16	$0.605

	2010 Fiscal Quarter
	First	Second	Third	Fourth	Year
	(dollars in thousands, except per share data)
Net revenue	$438,211	$419,035	$453,237	$594,885	$1,905,368
Operating expenses	472,692	351,984	373,770	463,272	1,661,718

Operating income (loss)	$(34,481)	$67,051	$79,467	$131,613	$243,650

Net income (loss)	$(40,894)	$53,528	$70,354	$111,435	$194,423
Less - net income (loss) attributable to noncontrolling interests	(7,360)	8,956	6,263	11,585	19,444

Net income (loss) attributable to Lazard Ltd	$(33,534)	$44,572	$64,091	$99,850	$174,979

Attributable to Lazard Ltd Class A common stockholders:
Net income (loss) per share of common stock:
Basic	$(0.38)	$0.43	$0.58	$0.88	$1.68
Diluted	$(0.38)	$0.39	$0.51	$0.77	$1.36
Dividends declared per share of common stock	$0.125	$0.125	$0.125	$0.125	$0.50

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2011 (the end of the period covered by this Annual Report on Form 10-K). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Information regarding members of the Board of Directors, including its audit committee and audit committee financial experts, as well as information regarding our Code of Business Conduct and Ethics that applies to our Chief Executive Officer and senior financial officers, will be presented in Lazard Ltd’s definitive proxy statement for its 2012 annual general meeting of shareholders, which will be held in April 2012, and is incorporated herein by reference. Information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Lazard Ltd’s definitive proxy statement for its 2012 annual general meeting of shareholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding executive officer and director compensation will be presented in Lazard Ltd’s definitive proxy statement for its 2012 annual general meeting of shareholders, which will be held in April 2012, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related shareholder matters will be presented in Lazard Ltd’s definitive proxy statement for its 2012 annual general meeting of shareholders, which will be held in April 2012, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 regarding securities issued under our 2005 Equity Incentive Plan and 2008 Incentive Compensation Plan.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	2008 Incentive Compensation Plan(1)	19,025,790	(3)	(4)	17,919,227
Equity compensation plans not approved by security holders	2005 Equity Incentive Plan(2)	1,866,699	(3)	(4)	6,254,135	(5)

Total		20,892,489	(3)		24,173,362

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
(3)

Represents outstanding stock unit awards, after giving effect to forfeitures, as of December 31, 2011. As of that date, the only grants made under the 2005 Equity Incentive Plan and 2008 Incentive Compensation Plan have been in the form of stock unit awards and restricted stock awards. See Note 16 of Notes to Consolidated Financial Statements for a description of the plans.

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

Information regarding certain relationships and related transactions will be presented in Lazard Ltd’s definitive proxy statement for its 2012 annual general meeting of shareholders, which will be held in April 2012, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be presented in Lazard Ltd’s definitive proxy statement for its 2012 annual general meeting of shareholders, which will be held in April 2012, and is incorporated herein by reference.

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

2.3	Second Amendment, dated as of May 7, 2008, to the Master Separation Agreement, dated as of May 10, 2005, as amended, by and among Lazard Ltd, Lazard Group LLC and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 9, 2008).

2.4	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

3.1	Certificate of Incorporation and Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.2	Certificate of Incorporation in Change of Name of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.3	Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

3.4	First Amendment to Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 9, 2008).

3.5	Second Amendment to the Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

4.1	Form of Specimen Certificate for Class A common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

4.2	Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.3	Amended and Restated Third Supplemental Indenture, dated as of May 15, 2008, by and among Lazard Group LLC and The Bank of New York, as trustee (and incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K (Commission File No. 333-126751) filed on May 16, 2008).

4.4	Fourth Supplemental Indenture, dated as of June 21, 2007, between Lazard Group LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on June 22, 2007).

4.5	Form of Senior Note (included in Exhibit 4.3).

10.1	Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006, by and among LAZ-MD Holdings LLC, the Registrant and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.2	First Amendment, dated as of May 7, 2008, to the Amended and Restated Stockholders’ Agreement dated as of November 6, 2006, between LAZ-MD Holdings LLC and Lazard Ltd (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 9, 2008).

10.3	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.4	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

10.5	Amendment No. 2, dated as of May 9, 2008, to the Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 8, 2008).

10.6	Amendment No. 3, dated as of April 27, 2010, to the Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.7	Tax Receivable Agreement, dated as of May 10, 2005, by and among Ltd Sub A, Ltd Sub B and LFCM Holdings LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8	Employee Benefits Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9	Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.10	License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co., Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.11	Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.12	Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.13	Amendment and Consent, dated February 9, 2009, to the Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.14	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.15	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.16	Amendment dated as of February 16, 2011, by and among RCPI Landmark Properties, L.L.C. (as the successor in interest to Rockefeller Center Properties), RCPI 30 Rock 22234849, L.L.C. and Lazard Group LLC (as the successor in interest to Lazard Frères & Co. LLC), to the Lease dated as of January 27, 1994, by and among Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.17	Lease with an Option to Purchase, dated as of July 11, 1990, by and between Sicomibail and Finabail and SCI du 121 Boulevard Hausmann (English translation) (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.18	Occupational Lease, dated as of August 9, 2002, by and among Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.19*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.20*	Lazard Ltd’s 2008 Incentive Compensation Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.21*	2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.22*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for each of Michael J. Castellano and Scott D. Hoffman (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.23*	Form of First Amendment, dated as of May 7, 2008, to Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, for each of Michael J. Castellano and Scott D. Hoffman (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 9, 2008).

10.24*	Second Amendment, dated as of February 26, 2009, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005 (as amended from time to time), for Michael J. Castellano (incorporated by reference to Exhibit 10.26 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.25*	Second Amendment, dated as of February 23, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005 and amended as of May 7, 2008, for Scott D. Hoffman (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.26*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.27*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between Lazard Group LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.28*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, with Alexander F. Stern (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on March 23, 2010).

10.29*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, by and between Lazard Group LLC and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 001-32492) filed on March 1, 2010).

10.30*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, with Kenneth M. Jacobs (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) field on March 23, 2010).

10.31*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between Lazard Group LLC and Matthieu Bucaille (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.32*	First Amendment, dated as of April 1, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, between Lazard Group LLC and Matthieu Bucaille (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.33*	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.34*	Acknowledgement Letter, dated as of November 6, 2006 from Lazard Group LLC to certain managing directors of Lazard Group LLC modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.35	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.36	Registration Rights Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.37*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.38*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.39*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.40*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.41 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.41*	Form of Agreement evidencing a grant of Deferred Cash Award to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.42*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.43*	First Amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 1, 2007).

10.44	Agreement and Plan of Merger, dated as of August 14, 2008, by and among Lazard Ltd, LAZ Sub I, Lazard Asset Management LLC and Lazard Asset Management Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on August 15, 2008).

10.45*	Letter Agreement regarding employment dated as of April 21, 2010 between Lazard Group LLC and Gary W. Parr (incorporated by reference to Exhibit 10.53 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.46	Senior Revolving Credit Agreement, dated as of April 29, 2010, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.51 to the Registrant’s Quarterly Report (File No. 001-32492) on Form10-Q filed on August 4, 2011).

10.47	Amendment No. 1, dated as of August 12, 2010, to the Senior Revolving Credit Agreement, dated as of April 29, 2010, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on February 29, 2011).

10.48	Amendment No. 2, dated as of December 17, 2010, to the Senior Revolving Credit Agreement, dated as of April 29, 2010, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on February 29, 2011).

10.49*	Form of Agreement evidencing a grant of Restricted Stock under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.50*	Form of Agreement evidencing a grant of Lazard Fund Interests under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.51*	First Amendment, dated as of August 2, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 15, 2005, between Lazard Group LLC and Ashish Bhutani (incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on August 4, 2011).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Matthieu Bucaille.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Matthieu Bucaille.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

LAZARD LTD

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

ITEMS 15 (a)(1) AND 15 (a)(2)

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2011 AND 2010

(dollars in thousands, except per share data)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$218	$210
Investments in subsidiaries, equity method	(1,633,687)	(1,835,651)
Due from subsidiaries	2,359,798	2,488,286

Total assets	$726,329	$652,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Due to subsidiaries	$–	$277
Other liabilities	186	170

Total liabilities	186	447

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A—7,921 and 22,021 shares issued and outstanding at December 31, 2011 and 2010, respectively	–	–
Series B—no shares issued and outstanding	–	–
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 123,009,311 and 119,697,936 shares issued at December 31, 2011 and 2010, respectively, including shares held by subsidiaries as indicated below)	1,230	1,197
Class B, par value $.01 per share (1 share authorized, issued and outstanding at December 31, 2011 and 2010)	–	–
Additional paid-in-capital	659,013	758,841
Retained earnings	258,646	166,468
Accumulated other comprehensive loss, net of tax	(88,364)	(46,158)

	830,525	880,348
Class A common stock held by subsidiaries, at cost (3,492,017 and 6,847,508 shares at December 31, 2011 and 2010, respectively)	(104,382)	(227,950)

Total stockholders’ equity	726,143	652,398

Total liabilities and stockholders’ equity	$726,329	$652,845

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
REVENUE
Equity in earnings (losses) of subsidiaries	$109,294	$109,576	$(193,493)
Interest and other income	67,042	66,722	64,886

Total revenue	176,336	176,298	(128,607)

OPERATING EXPENSES
Professional services	1,276	1,217	1,504
Other	143	102	131

Total operating expenses	1,419	1,319	1,635

NET INCOME (LOSS)	$174,917	$174,979	$(130,242)

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$174,917	$174,979	$(130,242)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash items included in net income (loss):
Equity in (earnings) losses of subsidiaries	(109,294)	(109,576)	193,493
Amortization of share-based incentive compensation	–	–	1,316
Changes in due to/from subsidiaries	4,945	(16,215)	(31,354)
Changes in other operating assets and liabilities	12	(83)	174

Net cash provided by operating activities	70,580	49,105	33,387

CASH FLOWS FROM FINANCING ACTIVITIES:
Class A common stock dividends	(70,572)	(50,581)	(33,451)
Other financing activities	–	–	(51)

Net cash used in financing activities	(70,572)	(50,581)	(33,502)

Net increase (decrease) in cash and cash equivalents	8	(1,476)	(115)
Cash and cash equivalents, January 1	210	1,686	1,801

Cash and cash equivalents, December 31	$218	$210	$1,686

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Supplemental investing non-cash transaction:
Class A common stock issued/issuable in connection with business acquisitions	$39,654	$41,174	$10,946

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity

	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2009	31,745	$–	76,294,913	$763	$429,694	$221,410	$(79,435)	9,376,162	$(321,852)	$250,580

Comprehensive income (loss):
Net loss						(130,242)				(130,242)
Other comprehensive income (loss) - net of tax:
Currency translation adjustments							37,355			37,355
Amortization of interest rate hedge							803			803
Available-for-sale securities:
Net unrealized gain							20,575			20,575
Adjustment for items reclassified to earnings							945			945
Employee benefit plans:
Prior service costs							(11,290)			(11,290)
Net actuarial loss							(13,573)			(13,573)
Adjustment for items reclassified to earnings							2,260			2,260

Comprehensive loss										(93,167)

Business acquisitions:
Class A common stock issued/issuable (including in connection with LAM Merger and related amortization)			1,473,866	15	28,126					28,141
Conversion of Series A preferred stock into Class A common stock	(4,862)	–	479,732	5	(5)					–
Amortization of share-based incentive compensation					268,129					268,129
Dividend-equivalents					4,951	(4,991)				(40)
Class A common stock dividends						(33,451)				(33,451)
Purchase of Class A common stock								1,984,997	(50,479)	(50,479)
Delivery of Class A common stock in connection with share-based incentive compensation					(194,670)			(5,510,384)	181,191	(13,479)
Repurchase of common membership interests from LAZ-MD Holdings					(9,900)					(9,900)
Class A common stock issued in exchange for Lazard Group common membership interests, including in connection with secondary offerings			13,917,402	139	(139)					–
Adjustments related to noncontrolling interests					23,745		(14,688)			9,057

Balance – December 31, 2009	26,883	$–	92,165,913	$922	$549,931	$52,726	$(57,048)	5,850,775	$(191,140)	$355,391

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009—(Continued)

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity

	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2010	26,883	$–	92,165,913	$922	$549,931	$52,726	$(57,048)	5,850,775	$(191,140)	$355,391

Comprehensive income (loss):
Net income						174,979				174,979
Other comprehensive income (loss) - net of tax:
Currency translation adjustments							(8,937)			(8,937)
Amortization of interest rate hedge							1,093			1,093
Available-for-sale securities:
Net unrealized gain							2,941			2,941
Adjustment for items reclassified to earnings							8,930			8,930
Employee benefit plans:
Net actuarial gain							16,769			16,769
Adjustment for items reclassified to earnings							1,544			1,544

Comprehensive income										197,319

Business acquisitions:
Class A common stock issued/issuable (including in connection with LAM Merger and related amortization)			315,617	3	46,220					46,223
Conversion of Series A preferred stock into Class A common stock	(4,862)		572,988	6	(6)					–
Amortization of share-based incentive compensation					286,957					286,957
Dividend-equivalents					10,606	(10,656)				(50)
Class A common stock dividends						(50,581)				(50,581)
Purchase of Class A common stock								4,686,892	(149,981)	(149,981)
Delivery of Class A common stock in connection with share-based incentive compensation					(286,847)			(6,690,159)	229,271	(57,576)
Repurchase of common membership interests from LAZ-MD Holdings					(6,812)					(6,812)
Issuance of Class A common stock			3,000,000	30	116,070			3,000,000	(116,100)	–
Class A common stock issued in exchange for Lazard Group common membership interests, including in connection with secondary offerings			23,643,419	236	(236)					–
Adjustments related to noncontrolling interests					42,958		(11,450)			31,508

Balance – December 31, 2010	22,021	$–	119,697,937	$1,197	$758,841	$166,468	$(46,158)	6,847,508	$(227,950)	$652,398

LAZARD LTD

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009—(Continued)

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity

	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2011	22,021	$–	119,697,937	$1,197	$758,841	$166,468	$(46,158)	6,847,508	$(227,950)	$652,398

Comprehensive income (loss):
Net income						174,917				174,917
Other comprehensive income (loss) - net of tax:
Currency translation adjustments							(8,760)			(8,760)
Amortization of interest rate hedge							1,000			1,000
Employee benefit plans:
Net actuarial loss							(36,256)			(36,256)
Adjustments for items reclassified to earnings							2,091			2,091

Comprehensive income										132,992

Business acquisitions:
Class A common stock issued/issuable (including in connection with LAM Merger and related amortization)					41,800					41,800
Conversion of Series A preferred stock into Class A common stock	(14,100)	–	2,434,561	24	(24)					–
Delivery of Class A common stock (including in connection with LAM Merger)					(126,812)			(3,515,362)	123,411	(3,401)
Amortization of share-based incentive compensation					260,816					260,816
Dividend-equivalents					12,092	(12,167)				(75)
Class A common stock dividends						(70,572)				(70,572)
Purchase of Class A common stock								6,135,189	(204,835)	(204,835)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefits of $972					(297,779)			(5,975,318)	204,992	(92,787)
Repurchase of common membership interests from LAZ-MD Holdings					(753)					(753)
Class A common stock issued in exchange for Lazard Group common membership interests			876,814	9	(9)					–
Adjustment related to the change in Lazard Ltd’s ownership in Lazard Group					(1,580)					(1,580)
Distributions to noncontrolling interests, net										–
Adjustments related to noncontrolling interests					12,421		(281)			12,140

Balance – December 31, 2011	7,921	$–	123,009,312	$1,230	$659,013	$258,646	$(88,364)	3,492,017	$(104,382)	$726,143

(*)

Includes 92,165,912, 119,697,936 and 123,009,311 shares of the Company’s Class A common stock issued at December 31, 2009, 2010 and 2011, respectively, and 1 share of the Company’s Class B common stock at each such date.

See notes to condensed consolidated financial statements.

LAZARD LTD

(parent company only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying Lazard Ltd condensed financial statements (the “Parent Company Financial Statements”), including the notes thereto, should be read in conjunction with the consolidated financial statements of Lazard Ltd and its subsidiaries (the “Company”) and the notes thereto.

The Parent Company Financial Statements as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosures in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable. Actual results could differ materially from these estimates.

The Parent Company Financial Statements include investments in subsidiaries, accounted for under the equity method.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2012

LAZARD LTD

By:	/s/ Kenneth M. Jacobs

Kenneth M. Jacobs
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Kenneth M. Jacobs Kenneth M. Jacobs	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012

/s/ Matthieu Bucaille Matthieu Bucaille	Chief Financial Officer (Principal Financial Officer)	February 28, 2012

/s/ Richard J. Hittner Richard J. Hittner	Chief Accounting Officer	February 28, 2012

/s/ Ashish Bhutani Ashish Bhutani	Director	February 28, 2012

/s/ Steven J. Heyer Steven J. Heyer	Director	February 28, 2012

/s/ Sylvia Jay Sylvia Jay	Director	February 28, 2012

/s/ Vernon E. Jordan, Jr. Vernon E. Jordan, Jr.	Director	February 28, 2012

/s/ Philip A. Laskawy Philip A. Laskawy	Director	February 28, 2012

/s/ Laurent Mignon Laurent Mignon	Director	February 28, 2012

/s/ Gary W. Parr Gary W. Parr	Director	February 28, 2012

/s/ Hal S. Scott Hal S. Scott	Director	February 28, 2012

/s/ Michael J. Turner Michael J. Turner	Director	February 28, 2012

II-1