Form 10-Q
period 2012-03-31
Lazard Ltd
filed 2012-05-03
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 24, 2012, there were 123,094,507 shares of the Registrant’s Class A common stock (including 3,790,857 shares held by subsidiaries) and one share of the registrant’s Class B common stock outstanding.

When we use the terms “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd has no material operating assets other than indirect ownership as of March 31, 2012 of approximately 94.9% of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2012 AND DECEMBER 31, 2011

(UNAUDITED)

(dollars in thousands, except for per share data)

	March 31,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$765,686	$1,003,791
Deposits with banks	257,685	286,037
Cash deposited with clearing organizations and other segregated cash	74,502	75,506

Receivables (net of allowance for doubtful accounts of $21,172 and $19,450 at March 31, 2012 and December 31, 2011, respectively):
Fees	436,201	402,843
Customers and other	71,152	83,111
Related parties	15,232	18,501

	522,585	504,455
Investments	378,273	378,521

Property (net of accumulated amortization and depreciation of $265,223 and $266,673 at March 31, 2012 and December 31, 2011, respectively)	190,080	168,429

Goodwill and other intangible assets (net of accumulated amortization of $28,040 and $26,922 at March 31, 2012 and December 31, 2011, respectively)	395,962	393,099
Other assets	323,225	272,098

Total assets	$2,907,998	$3,081,936

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

MARCH 31, 2012 AND DECEMBER 31, 2011

(UNAUDITED)

(dollars in thousands, except for per share data)

	March 31,	December 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$274,690	$288,427
Accrued compensation and benefits	210,439	383,513
Senior debt	1,076,850	1,076,850
Capital lease obligations	19,891	20,084
Related party payables	10,988	6,075
Other liabilities	454,362	440,131

Total liabilities	2,047,220	2,215,080
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - 7,921 shares issued and outstanding at March 31, 2012 and December 31, 2011	–	–
Series B - no shares issued and outstanding	–	–
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 123,094,507 and 123,009,311 shares issued at March 31, 2012 and December 31, 2011, respectively, including shares held by subsidiaries as indicated below)	1,231	1,230
Class B, par value $.01 per share (1 share authorized, issued and outstanding at March 31, 2012 and December 31, 2011)	–	–
Additional paid-in-capital	638,868	659,013
Retained earnings	262,100	258,646
Accumulated other comprehensive loss, net of tax	(71,903)	(88,364)

	830,296	830,525
Class A common stock held by subsidiaries, at cost (3,267,892 and 3,492,017 shares at March 31, 2012 and December 31, 2011, respectively)	(91,962)	(104,382)

Total Lazard Ltd stockholders’ equity	738,334	726,143
Noncontrolling interests	122,444	140,713

Total stockholders’ equity	860,778	866,856

Total liabilities and stockholders’ equity	$2,907,998	$3,081,936

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended March 31,
	2012	2011
REVENUE
Investment banking and other advisory fees	$273,541	$220,327
Money management fees	204,561	214,692
Interest income	2,150	3,492
Other	26,209	22,830

Total revenue	506,461	461,341
Interest expense	20,422	23,318

Net revenue	486,039	438,023

OPERATING EXPENSES
Compensation and benefits	338,317	269,999
Occupancy and equipment	26,282	22,708
Marketing and business development	28,267	18,111
Technology and information services	20,393	19,567
Professional services	9,311	9,841
Fund administration and outsourced services	13,451	13,251
Amortization of intangible assets related to acquisitions	1,118	1,474
Other	11,077	9,626

Total operating expenses	448,216	364,577

OPERATING INCOME	37,823	73,446
Provision for income taxes	8,767	13,463

NET INCOME	29,056	59,983
LESS—NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3,504	4,976

NET INCOME ATTRIBUTABLE TO LAZARD LTD	$ 25,552	$ 55,007

ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	119,229,541	115,334,754
Diluted	136,594,178	138,590,593
NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.21	$0.48

Diluted	$0.20	$0.43

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.16	$0.125

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2012	2011
NET INCOME	$29,056	$59,983

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Currency translation adjustments	19,129	23,738

Amortization of interest rate hedge	264	264

Employee benefit plans:

Net actuarial loss (net of tax benefit of $1,282 and $1,935 for the three months ended March 31, 2012 and 2011, respectively)	(2,597)	(3,685)

Adjustment for items reclassified to earnings (net of tax expense of $297 and $255 for the three months ended March 31, 2012 and 2011, respectively)	815	548

OTHER COMPREHENSIVE INCOME, NET OF TAX	17,611	20,865

COMPREHENSIVE INCOME	46,667	80,848

LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4,602	6,245

COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD LTD	$42,065	$74,603

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,056	$59,983
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash items included in net income:
Depreciation and amortization of property	6,975	5,916
Amortization of deferred expenses, share-based incentive compensation and interest rate hedge	93,937	100,113
Amortization of intangible assets related to acquisitions	1,118	1,474
(Increase) decrease in operating assets:
Deposits with banks	36,866	69,199
Cash deposited with clearing organizations and other segregated cash	3,124	(1,518)
Receivables-net	(11,454)	47,125
Investments	2,687	13,363
Other assets	(52,523)	(11,722)
Increase (decrease) in operating liabilities:
Deposits and other payables	(17,602)	(51,497)
Accrued compensation and benefits and other liabilities	(174,391)	(302,122)

Net cash used in operating activities	(82,207)	(69,686)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(26,848)	(1,954)
Disposals of property	1,609	44

Net cash used in investing activities	(25,239)	(1,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	704	884
Other financing activities	–	1,374
Payments for:
Capital lease obligations	(740)	(675)
Distributions to noncontrolling interests	(23,961)	(2,886)
Repurchase of common membership interests from members of LAZ-MD Holdings	–	(794)
Purchase of Class A common stock	(70,540)	(32,689)
Class A common stock dividends	(19,164)	(14,115)
Settlement of vested share-based incentive compensation	(24,925)	(83,016)
Other financing activities	(28)	(19)

Net cash used in financing activities	(138,654)	(131,936)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,995	9,771

NET DECREASE IN CASH AND CASH EQUIVALENTS	(238,105)	(193,761)
CASH AND CASH EQUIVALENTS—January 1	1,003,791	1,209,695

CASH AND CASH EQUIVALENTS—March 31	$765,686	$1,015,934

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2011

(UNAUDITED)

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	$	Shares (*)	$				Shares	$
Balance – January 1, 2011	22,021	$–	119,697,937	$1,197	$758,841	$166,468	$(46,158)	6,847,508	$(227,950)	$652,398	$143,719	$796,117

Comprehensive income (loss):
Net income						55,007				55,007	4,976	59,983
Other comprehensive income (loss)-net of tax:
Currency translation adjustments							22,297			22,297	1,441	23,738
Amortization of interest rate hedge							248			248	16	264
Employee benefit plans:
Net actuarial loss							(3,464)			(3,464)	(221)	(3,685)
Adjustments for items reclassified to earnings							515			515	33	548

Comprehensive income										74,603	6,245	80,848

Business acquisitions and related equity transactions:
Class A common stock issued/issuable (including related amortization)					2,416					2,416	154	2,570
Amortization of share-based incentive compensation					87,948					87,948	5,609	93,557
Dividend-equivalents					2,680	(2,694)				(14)	(1)	(15)
Class A common stock dividends						(14,115)				(14,115)		(14,115)
Purchase of Class A common stock								766,814	(32,689)	(32,689)		(32,689)
Delivery of Class A common stock in connection with share-based incentive compensation					(245,984)			(4,889,175)	162,968	(83,016)		(83,016)
Repurchase of common membership interests from LAZ-MD Holdings					(746)					(746)	(48)	(794)
Distributions to noncontrolling interests, net											(2,002)	(2,002)
Adjustments related to noncontrolling interests					6,946		(5)			6,941	(6,941)	–

Balance – March 31, 2011	22,021	$–	119,697,937	$1,197	$612,101	$204,666	$(26,567)	2,725,147	$(97,671)	$693,726	$146,735	$840,461

(*)	Includes 119,697,936 shares of the Company’s Class A common stock issued at January 1, 2011 and March 31, 2011 and 1 share of the Company’s Class B common stock issued at each such date.

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THREE MONTH PERIOD ENDED MARCH 31, 2012

(UNAUDITED)

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2012	7,921	$–	123,009,312	$1,230	$659,013	$258,646	$(88,364)	3,492,017	$(104,382)	$726,143	$140,713	$866,856

Comprehensive income (loss):
Net income						25,552				25,552	3,504	29,056
Other comprehensive income (loss) - net of tax:
Currency translation adjustments							17,953			17,953	1,176	19,129
Amortization of interest rate hedge							250			250	14	264
Employee benefit plans:
Net actuarial loss							(2,463)			(2,463)	(134)	(2,597)
Adjustments for items reclassified to earnings							773			773	42	815

Comprehensive income										42,065	4,602	46,667

Amortization of share-based incentive compensation					81,708					81,708	4,428	86,136
Dividend-equivalents					2,912	(2,934)				(22)	(1)	(23)
Class A common stock dividends						(19,164)				(19,164)		(19,164)
Purchase of Class A common stock								2,378,445	(70,540)	(70,540)		(70,540)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $972					(108,807)			(2,602,570)	82,960	(25,847)	(50)	(25,897)
Class A common stock issued in exchange for Lazard Group common membership interests			85,196	1	(1)					–	–	–
Distributions to noncontrolling interests, net										–	(23,257)	(23,257)
Adjustments related to noncontrolling interests					4,043		(52)			3,991	(3,991)	–

Balance – March 31, 2012	7,921	$–	123,094,508	$1,231	$638,868	$262,100	$(71,903)	3,267,892	$(91,962)	$738,334	$122,444	$860,778

(*)

Includes 123,009,311 and 123,094,507 shares of the Company’s Class A common stock issued at January 1, 2012 and March 31, 2012, respectively, and 1 share of the Company’s Class B common stock issued at each such date.

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

Lazard Ltd indirectly held approximately 94.9% and 94.8% of all outstanding Lazard Group common membership interests as of March 31, 2012 and December 31, 2011, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group. LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by Lazard Group’s current and former managing directors, held approximately 5.1% and 5.2% of the outstanding Lazard Group common membership interests as of March 31, 2012 and December 31, 2011, respectively. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”) which provided LAZ-MD Holdings with approximately 5.1% and 5.2% of the voting power but no economic rights in the Company as of such respective dates. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Lazard Ltd Class A common stock, par value $0.01 per share (“Class A common stock”). Lazard Group is governed by an Operating Agreement dated as of May 10, 2005, as amended (the “Operating Agreement”).

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

Basis of Presentation

The accompanying condensed consolidated financial statements of Lazard Ltd have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Ltd’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”). The accompanying December 31, 2011 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that Lazard may undertake in the future, actual results may differ materially from the estimates. The consolidated results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for any future interim or annual period.

The condensed consolidated financial statements include Lazard Ltd, Lazard Group and Lazard Group’s principal operating subsidiaries: Lazard Frères & Co. LLC (“LFNY”), a New York limited liability company, along with its subsidiaries, including Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”); the French limited liability companies Compagnie Financière Lazard Frères SAS (“CFLF”) along with its subsidiaries, LFB and LFG, and Maison Lazard SAS and its subsidiaries; and Lazard & Co., Limited (“LCL”), through Lazard & Co., Holdings Limited, an English private limited company (“LCH”), together with their jointly owned affiliates and subsidiaries.

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

2.	RECENT ACCOUNTING DEVELOPMENTS

Fair Value Measurements—In the first quarter of 2012, the Company adopted the amended fair value measurement guidance issued by the Financial Accounting Standards Board (the “FASB”), which the FASB stated was designed to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Although many of the changes for U.S. GAAP purposes are clarifications of existing guidance or wording changes to align with IFRS, additional disclosures about fair value measurements are required, including (i) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (ii) the valuation processes used and the sensitivity of fair value measurements related to investments categorized within Level 3 of the hierarchy of fair value measurements to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any, and (iii) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial condition but for which the fair value is required to be disclosed. The amended fair value measurement guidance became effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The adoption of the amended fair value measurement guidance did not have a material impact on the Company’s consolidated financial statements, primarily because substantially all Level 3 assets are carried at net asset value (“NAV”) or its equivalent.

Other Comprehensive Income—In the first quarter of 2012, the Company adopted the FASB’s amended guidance regarding the presentation of comprehensive income, which the FASB stated was designed to improve

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

comparability, consistency and transparency. The amendment required that all changes in comprehensive income be presented either in (i) a single continuous statement of comprehensive income or in (ii) two separate but consecutive statements. The amendment was to be applied retrospectively and is effective with interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company elected the two-statement method.

3.	RECEIVABLES - NET

The Company’s “receivables - net” represents receivables from fees, customers and other and related parties.

Receivables are stated net of an estimated allowance for doubtful accounts of $21,172 and $19,450 at March 31, 2012 and December 31, 2011, respectively, for past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. The Company recorded bad debt expense of $1,281 and $967 for the three month periods ended March 31, 2012 and 2011, respectively. In addition, the Company recorded charge-offs, foreign currency translation and other adjustments, which resulted in a net increase (decrease) to the allowance for doubtful accounts of $441 and $(487) for the three month periods ended March 31, 2012 and 2011, respectively. At March 31, 2012 and December 31, 2011, the Company had receivables deemed past due or uncollectible of $21,615 and $22,785 respectively.

4.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Debt	$9,149	$36,966

Equities (a)	170,438	156,053

Other:
Interests in alternative asset management funds (a)	37,851	20,610
Fixed income funds (a)	32,951	31,121
Private equity	116,563	122,718
Equity method investments	11,321	11,053

	198,686	185,502

Total investments	378,273	378,521
Less:
Interest-bearing deposits (included in “debt” above)	2,958	2,834
Equity method investments	11,321	11,053

Investments, at fair value	$363,994	$364,634

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$1,952	$4,282

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

(a)	Equities, interests in alternative asset management funds and fixed income funds include investments with fair values of $22,224, $3,619 and $5,056, respectively, at March 31, 2012 and $19,857, $2,256 and $5,212, respectively, at December 31, 2011, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“Lazard Fund Interests”) and other similar deferred compensation arrangements. Lazard Fund Interests represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds (see Notes 6 and 12 of Notes to Condensed Consolidated Financial Statements).

Debt securities included in the table above are categorized as “trading” securities. Debt securities primarily relate to Asset Management seed investments and U.S. government debt securities and, at December 31, 2011, non-U.S. government securities which matured during the first quarter of 2012.

Equities primarily relate to the Company’s seed investments in Asset Management products, which in turn invest in marketable equity securities of large-, mid- and small-cap domestic, international and global companies and include investments in public and private asset management funds managed both by LAM and third-party asset managers.

Interests in alternative asset management funds represent general partner (“GP”) interests in various Lazard-managed alternative asset management funds.

Fixed income funds primarily consist of amounts seeding products of our Asset Management business.

Private equity investments include those owned by Lazard and those consolidated but not owned by Lazard. Private equity investments owned by Lazard are primarily comprised of investments in private equity funds and direct private equity interests. Such investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies, (ii) Corporate Partners II Limited (“CP II”), a private equity fund targeting significant noncontrolling-stake investments in established public and private companies, (iii) Lazard Senior Housing Partners LP (“Senior Housing”), which targets controlling interests in companies and assets in the senior housing, extended-stay hotel and shopping center sectors, (iv) Edgewater Growth Capital Partners III, L.P. (“EGCP III”), a private equity fund primarily making equity and buyout investments in lower middle market companies and (v) Lazard Australia Corporate Opportunities Fund 2 (“COF 2”), a Lazard-managed Australian private equity fund.

Private equity investments consolidated but not owned by Lazard relate to the economic interests that are owned by the leadership team and other investors in the Edgewater Funds (“Edgewater”) which aggregated $22,059 and $18,502 at March 31, 2012 and December 31, 2011, respectively.

During the three month periods ended March 31, 2012 and 2011, the Company recognized gross investment gains and losses in “revenue-other” on its condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2012	2011
Gross investment gains	$27,644	$6,375
Gross investment losses	$984	$1,016

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The table above includes gross unrealized investment gains and losses pertaining to “trading” securities as follows:
	Three Months Ended March 31,
	2012	2011
Gross unrealized investment gains	$1,045	$573
Gross unrealized investment losses	$–	$120

5.	FAIR VALUE MEASUREMENTS

Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

Level 1.	Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Lazard has the ability to access.

Level 2.	Assets and liabilities whose values are based on quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in non-active markets or assets valued based on NAV or its equivalent redeemable at the measurement date or within the near term without redemption restrictions, or inputs other than quoted prices that are directly observable or derived principally from, or corroborated by, market data.

Level 3.	Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our own assumptions about the assumptions a market participant would use in pricing the asset or liability. Items included in Level 3 include securities or other financial assets whose volume and level of activity have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis as well as assets valued based on NAV not redeemable within the near term.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The Company’s investments in fixed income funds are considered Level 1 assets when the fair values are based on the reported closing price for the fund or Level 2 assets when the fair values are primarily based on broker quotes as provided by external pricing services.

The fair value of private equity investments is classified as Level 3, and is primarily based on NAV. Such investments are not redeemable within the near term.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables present the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 into the three-level fair value hierarchy in accordance with fair value measurement disclosure requirements:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding interest-bearing deposits)	$1,609	$4,582	$–	$6,191
Equities	118,154	52,057	227	170,438
Other (excluding equity method investments):
Interest in alternative asset management funds	–	31,946	5,905	37,851
Fixed income funds	19,141	13,810	–	32,951
Private equity	–	–	116,563	116,563
Derivatives	–	1,454	–	1,454

Total Assets	$138,904	$103,849	$122,695	$365,448

Liabilities:
Securities sold, not yet purchased	$1,952	$–	$–	$1,952
Derivatives	–	96,092	–	96,092

Total Liabilities	$1,952	$96,092	$–	$98,044

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding interest-bearing deposits)	$17,111	$17,021	$–	$34,132
Equities	115,380	37,332	3,341	156,053
Other (excluding equity method investments):
Interest in alternative asset management funds	–	13,569	7,041	20,610
Fixed income funds	27,539	3,582	–	31,121
Private equity	–	–	122,718	122,718
Derivatives	–	7,131	–	7,131

Total Assets	$160,030	$78,635	$133,100	$371,765

Liabilities:
Securities sold, not yet purchased	$4,282	$–	$–	$4,282
Derivatives	–	30,713	–	30,713

Total Liabilities	$4,282	$30,713	$–	$34,995

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month periods ended March 31, 2012 and 2011.

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the three month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$3,341	$–	$10	$(3,130)	$6	$227
Interest in alternative asset management funds	7,041	127	–	(1,263)	–	5,905
Private equity	122,718	7,564	2,696	(17,872)	1,457	116,563

Total Level 3 Assets	$133,100	$7,691	$2,706	$(22,265)	$1,463	$122,695

	Three Months Ended March 31, 2011
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$316	$–	$–	$(195)	$8	$129
Private equity	163,482	279	12,153	(7,108)	2,681	171,487

Total Level 3 Assets	$163,798	$279	$12,153	$(7,303)	$2,689	$171,616

(a) Earnings for the three month periods ended March 31, 2012 and 2011 include net unrealized gains of $6,080 and $279, respectively, pertaining to investments outstanding at the end of each respective period.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Fair Value of Certain Investments Based on NAV—The Company’s Level 2 and Level 3 investments at March 31, 2012 and December 31, 2011 include certain investments that are valued using an NAV as a practical expedient in determining fair value. Information with respect thereto was as follows:

	March 31, 2012
				Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments	% of Fair Value Not Redeemable	% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Equity funds	$52,211	$–	2%	1%	0%	1%	Quarterly	60 Days
Interests in alternative asset management funds	37,851	–	0%	0%	0%	0%	Quarterly	>90 Days
Fixed income funds	13,810	–	0%	0%	0%	0%	Monthly	60 Days
Private equity funds	115,200	35,883	100%	26%	34%	40%	NA	NA

Total	$219,072	$35,883

	December 31, 2011
				Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments	% of Fair Value Not Redeemable	% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Equity funds	$40,512	$–	2%	1%	0%	1%	Quarterly	60 Days
Interests in alternative asset management funds	20,600	–	0%	0%	0%	0%	Quarterly	>90 Days
Fixed income funds	3,582	–	0%	0%	0%	0%	Monthly	60 Days
Private equity funds	121,276	52,197	100%	33%	28%	39%	NA	NA

Total	$185,970	$52,197

Investment Capital Funding Commitments—At March 31, 2012, the current maximum unfunded commitments by the Company for capital contributions to investment funds related to (i) CP II, amounting to $2,124 for potential “follow-on investments” and/or for fund expenses through the earlier of February 25, 2017 or the liquidation of the fund, (ii) EGCP III, amounting to $25,673 through the earlier of October 12, 2016 (i.e., the end of the investment period) for investments and/or expenses (with a portion of the undrawn amount of such commitment as of that date remaining committed until October 12, 2023 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund and (iii) COF 2, amounting to $8,086, through the earlier of November 11, 2016 (i.e., the end of the investment period) for investments and/or fund expenses (with a portion of the undrawn amount of such commitment as of that date remaining committed until November 11, 2019 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund.

The commitment regarding EGCP III described above reflects a March 1, 2012 reduction of approximately $17,400 from the original commitment of $50,000 that an investor group agreed to acquire from the Company.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

6.	DERIVATIVES

The Company enters into forward foreign currency exchange rate contracts, interest rate swaps, interest rate futures, equity and fixed income swaps and other derivative contracts to hedge exposures to fluctuations in currency exchange rates, interest rates and equity and debt markets. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value, and are included in “other assets” and “other liabilities” on the consolidated statements of financial condition. Gains and losses on the Company’s derivative instruments not designated as hedging instruments, as well as gains and losses on derivative instruments accounted for as fair value hedges, are included in “interest income” and “interest expense”, respectively, or “revenue-other”, depending on the nature of the underlying item, on the consolidated statements of operations. Furthermore, with respect to derivative instruments designated as fair value hedges, the hedged item is required to be adjusted for changes in fair value of the risk being hedged, with such adjustment accounted for in the consolidated statements of operations.

In addition to the derivative instruments described above, the Company records derivative liabilities relating to its obligations pertaining to Lazard Fund Interests awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures, and is included in “accrued compensation and benefits” in the consolidated statements of financial condition. Changes in the fair value of the derivative liabilities are included in “compensation and benefits” in the consolidated statements of operations, the impact of which equally offsets the changes in the fair value of the underlying investments owned, which is reported in “revenue-other” in the consolidated statements of operations.

The table below represents the fair values of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to Lazard Fund Interests and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 12 of Notes to Condensed Consolidated Financial Statements) on the accompanying condensed consolidated statements of financial condition as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Derivative Assets:
Forward foreign currency exchange rate contracts	$1,403	$4,245
Equity and fixed income swaps and other	51	2,886

	$1,454	$7,131

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$1,478	$445
Interest rate swaps	274	277
Equity and fixed income swaps	4,054	91
Lazard Fund Interests and other similar deferred compensation arrangements (see Note 12)	90,286	29,900

	$96,092	$30,713

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Net gains (losses) with respect to derivative instruments not designated as hedging instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to Lazard Fund Interests and other similar deferred compensation arrangements (reported in “compensation and benefits” expense, which equally offsets corresponding amounts reported in “revenue-other” as described above) as reflected on the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2012 and 2011, by type of derivative, were as follows:

	Three Months Ended March 31,
	2012	2011
Forward foreign currency exchange rate contracts	$(1,922)	$(6,258)
Equity and fixed income swaps and other	(10,255)	(2,289)
Lazard Fund Interests and other similar deferred compensation arrangements	(2,767)	–

	$(14,944)	$(8,547)

7.	BUSINESS ACQUISITIONS

On July 15, 2009, the Company established a private equity business with Edgewater. Edgewater manages funds primarily focused on buy-out and growth equity investments in middle market companies. The acquisition was structured as a purchase by Lazard Group of interests in a holding company that in turn owns interests in the general partner and management company entities of the current Edgewater private equity funds (the “Edgewater Acquisition”). Following the Edgewater Acquisition, Edgewater’s leadership team retained a substantial economic interest in such entities. Edgewater’s activities are recorded in the Company’s Asset Management segment.

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

In prior years, the Company made certain other business acquisitions. These purchases were effected through an exchange of a combination of cash, Class A common stock, and by Lazard Ltd issuing shares of non-participating convertible Series A and Series B preferred stock, which were each convertible into Class A common stock. In connection with such acquisitions, as of both March 31, 2012 and December 31, 2011, 47,474 shares of Class A common stock were issuable on a non-contingent basis. At March 31, 2012, no shares of Series A preferred stock were convertible into shares of Class A common stock on a contingent or a non-contingent basis. See Note 11 of Notes to Condensed Consolidated Financial Statements for additional information relating to preferred stock.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at March 31, 2012 and December 31, 2011 are presented below:

	March 31,	December 31,
	2012	2011
Goodwill	$360,638	$356,657
Other intangible assets (net of accumulated amortization)	35,324	36,442

	$395,962	$393,099

At March 31, 2012 and December 31, 2011, goodwill of $296,097 and $292,116, respectively, was attributable to the Company’s Financial Advisory segment and, at such respective dates, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the three month periods ended March 31, 2012, and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
Balance, January 1	$356,657	$313,229
Foreign currency translation adjustments	3,981	2,872

Balance, March 31	$360,638	$316,101

The gross cost and accumulated amortization of other intangible assets as of March 31, 2012 and December 31, 2011, by major intangible asset category, are as follows:

	March 31, 2012			December 31, 2011
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/performance fees	$30,740	$7,122	$23,618	$30,740	$7,122	$23,618
Management fees, customer relationships and non-compete agreements	32,624	20,918	11,706	32,624	19,800	12,824

	$63,364	$28,040	$35,324	$63,364	$26,922	$36,442

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Amortization expense of intangible assets for the three month periods ended March 31, 2012 and 2011 was $1,118 and $1,474, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Future Amortization Expense (a)
2012 (April 1 through December 31)	$4,280
2013	10,338
2014	8,332
2015	6,735
2016	5,639

Total amortization expense	$35,324

(a)	Approximately 46% of intangible asset amortization is attributable to a noncontrolling interest.

9.	SENIOR DEBT

Senior debt is comprised of the following as of March 31, 2012 and December 31, 2011:

				Outstanding As Of
	Initial Principal Amount	Maturity Date	Annual Interest Rate	March 31,	December 31,
				2012	2011
Lazard Group 7.125% Senior Notes	$550,000	5/15/15	7.125%	$528,500	$528,500
Lazard Group 6.85% Senior Notes	600,000	6/15/17	6.85%	548,350	548,350
Lazard Group Credit Facility	150,000	4/29/13	1.90%	–	–

Total				$1,076,850	$1,076,850

Lazard Group has in place a $150,000, three-year senior revolving credit facility with a group of lenders (the “Credit Facility”), which expires in April, 2013. Interest rates under the Credit Facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of March 31, 2012, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 1.90%. At March 31, 2012 and December 31, 2011, no amounts were outstanding under the Credit Facility.

The Credit Facility, as amended, contains customary terms and conditions, including certain financial covenants. In addition, the Credit Facility, as well as the indenture and the supplemental indentures relating to Lazard Group’s senior notes, contain certain covenants, events of default and other customary provisions, including, where applicable, a customary make-whole provision in the event of early redemption. As of March 31, 2012, the Company was in compliance with all of these provisions. All of the Company’s senior debt obligations are unsecured.

As of March 31, 2012, the Company had approximately $315,000 in unused lines of credit available to it, including the Credit Facility, and unused lines of credit available to LFB of approximately $93,000 (at March 31, 2012 exchange rates) and Edgewater of $65,000. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The Company’s senior debt at March 31, 2012 and December 31, 2011 is recorded at historical amounts. At those dates, the fair value of such senior debt outstanding was approximately $1,174,000 and $1,138,000, respectively, and exceeded the aggregate carrying value by approximately $97,000 and $61,000, respectively. The fair value of the Company’s senior debt was estimated using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements or based on market quotations, where available. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

10.	COMMITMENTS AND CONTINGENCIES

Leases—The Company has various leases and other contractual commitments arising in the ordinary course of business. In the opinion of management, the fulfillment of such commitments, in accordance with their terms, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At March 31, 2012, LFB had $5,482 of such indemnifications and held $4,198 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the consolidated statement of financial condition.

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. Such commitments at March 31, 2012 aggregated $23,409. These commitments have varying expiration dates and are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level. These commitments may not represent future cash requirements as they may expire without being drawn upon.

See Notes 5, 7 and 13 of Notes to Condensed Consolidated Financial Statements for information regarding commitments relating to investment capital funding commitments, business acquisitions and obligations to fund our pension plans, respectively.

The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, LFB enters into underwriting commitments in which it participates as a joint underwriter. The settlement of such transactions are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations. At March 31, 2012, LFB had no such underwriting commitments.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

11.	STOCKHOLDERS’ EQUITY

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

During the three month periods ended March 31, 2012 and 2011, Lazard Group distributed the following amounts to LAZ-MD Holdings and the subsidiaries of Lazard Ltd (none of which related to tax distributions):

	Three Months Ended March 31,
	2012	2011
LAZ-MD Holdings	$1,081	$955
Subsidiaries of Lazard Ltd	19,164	14,115

	$20,245	$15,070

Pursuant to the Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments, as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.

Exchange of Lazard Group Common Membership Interests— During the three month period ended March 31, 2012, Lazard Ltd issued 85,196 shares of Class A common stock in connection with the exchange of a like number of Lazard Group common membership interests (received from members of LAZ-MD Holdings in exchange for a like number of LAZ-MD Holdings exchangeable interests). No such exchanges occurred in the three month period ended March 31, 2011.

See “Noncontrolling Interests” below for additional information regarding Lazard Ltd’s and LAZ-MD Holdings’ ownership interests in Lazard Group.

Share Repurchase Program—In February 2011 and October 2011, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, the repurchase of up to $250,000 and $125,000, respectively, in aggregate cost of Class A common stock and Lazard Group common membership interests through December 31, 2012 and December 31, 2013, respectively. The Company’s prior share repurchase authorizations expired on December 31, 2009 and December 31, 2011. The Company expects that the share repurchase program, with respect to the Class A common stock, will continue to be used primarily to offset a portion of the shares that have been or will be issued under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”). Pursuant to such authorizations, purchases have been made in the open market or through privately negotiated transactions. During the three month period ended March 31, 2012, the Company made purchases of 2,378,445 Class A common shares, at an aggregate cost of $70,540 (no Lazard Group common membership interests were purchased during such three month period).

As of March 31, 2012, $141,603 of the current aggregate $375,000 share repurchase amount authorized as of such date remained available under the share repurchase program as follows – $16,603 of the $250,000 share

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

repurchase amount expiring December 31, 2012, and all of the $125,000 share repurchase amount expiring December 31, 2013. In addition, under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of restricted stock units (“RSUs”), shares of Class A common stock may be withheld by the Company to cover the recipient’s estimated income tax liability (see Note 12 of Notes to Condensed Consolidated Financial Statements). On April 24, 2012, the Board of Directors of Lazard Ltd authorized the repurchase of up to an additional $125,000 in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2013.

During the first quarter of 2012, the Company had a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 in place, pursuant to which it effected stock repurchases through the open market.

Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A preferred stock and Series B preferred stock. The Series A and Series B preferred shares are each non-participating securities that are or were each convertible into Class A common stock, and have no voting or dividend rights. As of both March 31, 2012 and December 31, 2011, 7,921 shares of Series A preferred stock were outstanding, and no shares of Series B preferred stock were outstanding at such respective dates.

Accumulated Other Comprehensive Income (Loss), Net of Tax (“AOCI”)—The components of AOCI at March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
	2012	2011
Currency translation adjustments	$22,848	$3,719
Interest rate hedge	(3,293)	(3,557)
Employee benefit plans	(94,419)	(92,637)

Total AOCI	(74,864)	(92,475)
Less amount attributable to noncontrolling interests	(2,961)	(4,111)

Total Lazard Ltd AOCI	$(71,903)	$(88,364)

Noncontrolling Interests—Noncontrolling interests principally represent interests held in (i) Lazard Group by LAZ-MD Holdings and (ii) Edgewater’s management vehicles that the Company is deemed to control, but does not own.

As of March 31, 2012 and December 31, 2011, LAZ-MD Holdings held approximately 5.1% and 5.2%, respectively, of the outstanding Lazard Group common membership interests. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Class A common stock.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables summarize the changes in ownership interests in Lazard Group held by Lazard Ltd and LAZ-MD Holdings during the three month periods ended March 31, 2012, and 2011:

	Lazard Ltd		LAZ-MD Holdings		Total Lazard Group Common Membership Interests
	Common Membership Interests	% Ownership	Common Membership Interests	% Ownership
Balance, January 1, 2011	119,697,936	94.0%	7,652,625	6.0%	127,350,561
Activity January 1, 2011 to March 31, 2011:
Common membership interest activity in connection with:
Repurchase of common membership interests from LAZ-MD Holdings	–		(19,032)		(19,032)

Balance, March 31, 2011	119,697,936	94.0%	7,633,593	6.0%	127,331,529

Balance, January 1, 2012	123,009,311	94.8%	6,756,779	5.2%	129,766,090
Activity January 1, 2012 to March 31, 2012:
Common membership interest activity in connection with:
Exchanges for Class A common stock	85,196		(85,196)		–

Balance, March 31, 2012	123,094,507	94.9%	6,671,583	5.1%	129,766,090

The change in Lazard Ltd’s ownership in Lazard Group in the three month periods ended March 31, 2012 and 2011 did not materially impact Lazard Ltd’s stockholders’ equity.

The tables below summarize net income attributable to noncontrolling interests for the three month periods ended March 31, 2012 and 2011 and noncontrolling interests as of March 31, 2012 and December 31, 2011 in the Company’s condensed consolidated financial statements:

	Net Income Attributable to Noncontrolling Interests
	Three Months Ended March 31,
	2012	2011
LAZ-MD Holdings	$1,325	$3,734
Edgewater	2,174	1,023
Other	5	219

Total	$3,504	$4,976

	Noncontrolling Interests As Of
	March 31, 2012	December 31, 2011
LAZ-MD Holdings	$33,612	$31,954
Edgewater	87,069	91,713
Other	1,763	17,046

Total	$122,444	$140,713

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Dividend Declared, April, 2012—On April 24, 2012, the Board of Directors of Lazard Ltd declared a quarterly dividend of $0.20 per share on its Class A common stock, totaling $24,619, payable on May 25, 2012, to stockholders of record on May 4, 2012.

12.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2005 Plan and 2008 Plan and activity with respect thereto during the three month periods ended March 31, 2012 and 2011 is presented below.

Shares Available Under the 2005 Plan and 2008 Plan

The 2005 Plan authorizes the issuance of up to 25,000,000 shares of Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock, stock units and other equity-based awards. Each stock unit granted under the 2005 Plan represents a contingent right to receive one share of Class A common stock, at no cost to the recipient. The fair value of such stock unit awards is generally determined based on the closing market price of Class A common stock on the day prior to the date of grant.

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

The following is a summary of the impact of share-based incentive plans on “compensation and benefits” expense within the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
	2012	2011
Share-based incentive compensation:
RSUs	$81,891	$84,858
Deferred stock units (“DSUs”)	70	56
Restricted stock	4,175	8,643

Total	$86,136	$93,557

The Company’s incentive plans are described below.

Restricted and Deferred Stock Units

RSUs generally require future service as a condition for the delivery of the underlying shares of Class A common stock (unless the recipient is then eligible for retirement under the Company’s retirement policy) and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. The grant date fair value of the

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods, and, for purposes of calculating diluted net income per share, RSUs are included in the diluted weighted average shares of Class A common stock outstanding using the “treasury stock” method.

RSUs issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the three month periods ended March 31, 2012 and 2011, issuances of RSUs pertaining to such dividend participation rights and respective charges to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”) consisted of the following:

	Three Months Ended March 31,
	2012	2011
Number of RSUs issued	101,597	60,223
Charges to retained earnings, net of estimated forfeitures	$2,912	$2,409

Non-executive members of the Board of Directors receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into Class A common stock at the time of cessation of service to the Board, and, for purposes of calculating diluted net income per share, are included in the diluted weighted average shares of Class A common stock outstanding using the “treasury stock” method. DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock, and resulted in nominal cash payments for the three month periods ended March 31, 2012 and 2011.

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s non-executive directors to elect to receive additional DSUs pursuant to the 2005 Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a non-executive director pursuant to this election will equal the value of cash fees that the applicable non-executive director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. During the three month periods ended March 31, 2012 and 2011, 2,522 and 1,249 DSUs, respectively, had been granted pursuant to such plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity relating to RSUs and DSUs during the three month periods ended March 31, 2012 and 2011:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2012	20,751,829	$36.84	140,660	$34.83
Granted (including 101,597 RSUs relating to dividend participation)	7,147,059	$27.73	2,522	$27.89
Forfeited	(76,264)	$33.14	–	–
Vested	(3,270,375)	$34.28	–	–

Balance, March 31, 2012	24,552,249	$34.54	143,182	$34.71

Balance, January 1, 2011	22,108,635	$35.67	121,737	$34.46
Granted (including 60,223 RSUs relating to dividend participation)	6,038,286	$45.12	1,249	$45.55
Forfeited	(122,774)	$38.24	–	–
Vested	(6,678,444)	$39.45	–	–

Balance, March 31, 2011	21,345,703	$37.15	122,986	$34.57

In connection with RSUs which vested during the three month periods ended March 31, 2012 and 2011, the Company satisfied certain employees’ tax obligations in lieu of issuing 802,810 and 1,947,471 shares of Class A common stock in the respective three month periods. Accordingly, 2,467,565 and 4,730,973 shares of Class A common stock held by Lazard Group were delivered during the three month periods ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $360,000, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.6 years subsequent to March 31, 2012. The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the three month periods ended March 31, 2012 and 2011:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2012	95,332	$37.63
Granted/Exchanged	577,323	$29.25
Vested/Converted	(119,552)	$28.54

Balance, March 31, 2012	553,103	$30.85

Balance, January 1, 2011	95,332	$37.63
Granted	183,422	$45.26
Vested	(183,422)	$45.26

Balance, March 31, 2011	95,332	$37.63

The Company satisfied certain employees’ tax obligations in lieu of delivering 25,661 and 25,220 shares of Class A common stock in connection with shares of restricted Class A common stock that vested during the three month periods ended March 31, 2012 and 2011, respectively. Accordingly, 93,891 and 158,202 shares of Class A common stock held by the Company were delivered during the respective three month periods.

The awards include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At March 31, 2012, unrecognized restricted stock expense was approximately $12,000, with such expense to be recognized over a weighted average period of approximately 2.1 years subsequent to March 31, 2012.

For purposes of calculating diluted net income per share, such awards are included in the diluted weighted average shares of Class A common stock outstanding using the “treasury stock” method.

Lazard Fund Interests

As previously described, commencing in February 2011, the Company granted to eligible employees Lazard Fund Interests. In connection with the Lazard Fund Interests and other similar deferred compensation arrangements, which generally require future service as a condition for vesting, the Company recorded a prepaid compensation asset and a corresponding compensation liability on the grant date based upon the fair value of the award. The prepaid asset is amortized on a straight-line basis over the applicable vesting periods or requisite service periods, and is charged to “compensation and benefits” expense within the Company’s consolidated statement of operations. Lazard Fund Interests and similar deferred compensation arrangements that do not require future service are expensed immediately. The related compensation liability is accounted for at fair value as a derivative liability, and is adjusted for changes in fair value primarily related to the changes in the fair value of the underlying investments. Such changes in the fair value of the derivative liability are recorded to “compensation and benefits” expense within the Company’s consolidated statements of operations, the impact of which equally offsets the changes in fair value of the underlying investments owned, which is reported in “revenue-other” in the consolidated statement of operations (see Note 6 of Notes to Condensed Consolidated Financial Statements).

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity relating to Lazard Fund Interests and other similar deferred compensation arrangements during the three month period ended March 31, 2012:

	Prepaid Compensation Asset	Derivative Liability
Balance January 1, 2012	$17,782	$29,900
Granted	64,598	64,598
Settled	–	(6,922)
Amortization (including grants of awards to retirement-eligible recipients)	(6,185)	–
Increase in fair value	–	2,767
Foreign currency translation and other adjustments	162	(57)

Balance, March 31, 2012	$76,357	$90,286

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 2.4 years subsequent to March 31, 2012.

The following is a summary of the impact of Lazard Fund Interests and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Compensation expense:
Amortization (including grants of awards to retirement-eligible recipients)	$6,185	$2,641
Change in fair value of compensation liability	2,767	–

Total	$8,952	$2,641

13.	EMPLOYEE BENEFIT PLANS

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

Employer Contributions to Pension Plans—The Company’s funding policy for its U.S. and non-U.S. pension plans is to fund when required or when applicable upon an agreement with the plans’ Trustees. Management also evaluates from time to time whether to make voluntary contributions to the plans. The Company made a contribution to the U.S. pension plans during the three month period ended March 31, 2012 of approximately $700.

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

Further, on June 30, 2009, the Company and the Trustees concluded the December 31, 2007 triennial valuation of the U.K. pension plans discussed above, pursuant to which the Company agreed to annual future contributions to the plan through 2018. The agreement also required the Company to secure its obligations’ to the pension plans by placing in escrow 12.5 million British pounds (with the Company depositing such amount in escrow in July 2009), with a final redemption date of December 31, 2018. The terms of this agreement were subject to adjustment (see below) based on the results of the December 31, 2010 triennial valuation and subsequent triennial valuations.

During 2011, the Company and the Trustees of the U.K. pension plans referred to above commenced negotiations regarding the terms of the December 31, 2010 triennial valuations of the plans and potential future contributions to the plans. We currently anticipate that the valuations will be concluded during the second quarter of 2012. In addition, the Company and the Trustees agreed in principle on a tentative agreement that would supersede the June 2009 agreement described above and that provides pension funding terms whereby the Company: (i) made a contribution in December 2011 to the plans of 2.3 million British pounds ($3,687 at December 31, 2011 exchange rates) from the escrow account, (ii) will make contributions of 1 million British pounds during each year from 2012 through 2020 inclusive and (iii) will amend and extend the existing escrow arrangement into an account security arrangement covering 10.2 million British pounds from the existing escrow and additional contributions of 1 million British pounds into such account security arrangement during each year from 2014 through 2020, inclusive, with an agreement that assets from the account security arrangements will be released into the plans if and to the extent that the value of the plans’ assets falls short of the funding target for June 1, 2020 that has been agreed upon with the Trustees. The terms of the tentative agreement are subject to adjustment based on the results of subsequent triennial valuations. Additionally, the Company is discussing with the Trustees the extent to which the Company would contribute to the plans to cover their administrative expenses. The aggregate escrow balance at March 31, 2012 has been recorded in “cash deposited with clearing organizations and other segregated cash” on the accompanying condensed consolidated statement of financial condition. Income on the escrow balance accretes to the Company and is recorded in interest income.

During the three month period ended March 31, 2012, no contribution to these U.K. pension plans was required, and no contributions were required to be made to other non-U.S. pension plans.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the components of net benefit cost (credit) for the three month periods ended March 31, 2012 and 2011:

	Pension Plans		Post-Retirement Medical Plans
	Three Months Ended March 31,
	2012	2011	2012	2011
Components of Net Benefit Cost (Credit):
Service cost	$172	$163	$11	$15
Interest cost	6,902	7,067	53	70
Expected return on plan assets	(6,672)	(7,622)	–	–
Amortization of:
Prior service cost	701	740	–	–
Net actuarial loss	411	63	–	–

Net benefit cost	$1,514	$411	$64	$85

14.	INCOME TAXES

As a result of its indirect investment in Lazard Group, Lazard Ltd, through certain of its subsidiaries, is subject to U.S. federal income taxes on its portion of Lazard Group’s operating income. Although a portion of Lazard Group’s income is subject to U.S. federal income taxes, Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income from its U.S. operations is generally not subject to U.S. federal income taxes because such income is attributable to its partners. In addition, Lazard Group is subject to New York City Unincorporated Business Tax (“UBT”) which is attributable to Lazard Group’s operations apportioned to New York City. UBT is incremental to the U.S. federal statutory tax rate. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes.

The Company recorded income tax provisions of $8,767 and $13,463 for the three month periods ended March 31, 2012 and 2011, respectively, representing effective tax rates of 23.2% and 18.3%, respectively. The difference between the U.S. federal statutory rate of 35.0% and the effective tax rates reflected above principally relates to (i) Lazard Group primarily operating as a limited liability company in the U.S., (ii) foreign source income (loss) not subject to U.S. income taxes, (iii) Lazard Group’s income from U.S. operations attributable to noncontrolling interests and (iv) U.S. state and local taxes (primarily UBT), which are incremental to the U.S. federal statutory tax rate.

Substantially all of Lazard’s foreign operations are conducted in “pass-through” entities for U.S. income tax purposes and the Company provides for U.S. income taxes on a current basis for substantially all of those earnings. The repatriation of prior earnings attributable to “non-pass-through” entities would not result in the recognition of a material amount of additional U.S. income taxes.

Tax Receivable Agreement

The redemption of historical partner interests in connection with the Company’s separation and recapitalization that occurred in May 2005 and subsequent exchanges of LAZ-MD Holdings exchangeable interests for shares of Class A common stock have resulted, and future exchanges of LAZ-MD Holdings exchangeable interests for shares of

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Class A common stock may result, in increases in the tax basis of the tangible and/or intangible assets of Lazard Group. The tax receivable agreement dated as of May 10, 2005 with LFCM Holdings LLC (“LFCM Holdings”) requires the Company to pay LFCM Holdings 85% of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of the above-mentioned increases in tax basis. The Company calculates this provision annually and includes such amounts in operating expenses on its consolidated statements of operations once the results of operations for the full year are known. As a result, there is no provision for such payments in the three month periods ended March 31, 2012 and 2011. If any provision is required pursuant to the tax receivable agreement, such amount would be fully offset by a reduction in the Company’s income tax expense.

15.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

The Company’s basic and diluted net income per share calculations for the three month periods ended March 31, 2012 and 2011 are computed as described below.

Basic Net Income Per Share

Numerator—utilizes net income attributable to Lazard Ltd for the respective years, plus applicable adjustments to such net income associated with the inclusion of shares of Class A common stock issuable on a non-contingent basis.

Denominator—utilizes the weighted average number of shares of Class A common stock outstanding for the respective years, plus applicable adjustments to such shares associated with shares of Class A common stock issuable on a non-contingent basis.

Diluted Net Income Per Share

Numerator—utilizes net income attributable to Lazard Ltd for the respective years as in the basic net income per share calculation described above, plus, to the extent applicable and dilutive, (i) interest expense on convertible debt, (ii) changes in net income attributable to noncontrolling interests resulting from assumed Class A common stock issuances in connection with share-based incentive compensation, convertible debt and convertible preferred stock and, on an “as-if-exchanged” basis, amounts applicable to LAZ-MD Holdings exchangeable interests and (iii) income tax related to (i) and (ii) above.

Denominator—utilizes the weighted average number of shares of Class A common stock outstanding for the respective years as in the basic net income per share calculation described above, plus, to the extent dilutive, the incremental number of shares of Class A common stock to settle share-based incentive compensation, convertible debt, convertible preferred stock and LAZ-MD Holdings exchangeable interests, using the “treasury stock” method, the “if converted” method or the “as-if-exchanged” basis, as applicable.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The calculations of the Company’s basic and diluted net income per share and weighted average shares outstanding for the three month periods ended March 31, 2012 and 2011 are presented below:

	Three Months Ended March 31,
	2012	2011
Net income attributable to Lazard Ltd	$25,552	$55,007
Add (deduct) - adjustment associated with Class A common stock issuable on a non-contingent basis	–	97

Net income attributable to Lazard Ltd - basic	25,552	55,104
Add - dilutive effect, as applicable, of:
Adjustments to income relating to interest expense and changes in net income attributable to noncontrolling interests resulting from assumed Class A common stock issuances in connection with share-based incentive compensation, convertible debt in 2011, convertible preferred stock and exchangeable interests, net of tax	1,190	4,424

Net income attributable to Lazard Ltd - diluted	$ 26,742	$59,528

Weighted average number of shares of Class A common stock outstanding	118,679,859	111,681,448
Add - adjustment for shares of Class A common stock issuable on a non-contingent basis	549,682	3,653,306

Weighted average number of shares of Class A common stock outstanding - basic	119,229,541	115,334,754
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of Class A common stock issuable from share-based incentive compensation, convertible debt in 2011, convertible preferred stock and exchangeable interests	17,364,637	23,255,839

Weighted average number of shares of Class A common stock outstanding - diluted	136,594,178	138,590,593

Net income attributable to Lazard Ltd per share of Class A common stock:
Basic	$0.21	$0.48

Diluted	$0.20	$0.43

16.	RELATED PARTIES

Amounts receivable from, and payable to, related parties are set forth below:

	March 31, 2012	December 31, 2011
Receivables
LFCM Holdings	$11,393	$14,790
Other	3,839	3,711

Total	$15,232	$18,501

Payables
LFCM Holdings	$10,043	$4,850
Other	945	1,225

Total	$10,988	$6,075

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

LFCM Holdings

LFCM Holdings owns and operates the capital markets business and fund management activities, as well as other specified non-operating assets and liabilities, that were transferred to it by Lazard Group (referred to as the “separated businesses”) in May 2005 and is owned by various current and former working members, including certain of Lazard’s current and former managing directors (which also include certain of the Company’s executive officers) who were or are also members of LAZ-MD Holdings. In addition to the master separation agreement dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings (the “master separation agreement”), which effected the separation and recapitalization that occurred in May 2005, LFCM Holdings entered into certain agreements that addressed various business matters associated with the separation, including agreements related to administrative and support services (the “administrative services agreement”), employee benefits, insurance matters and licensing. In addition, LFCM Holdings and Lazard Group entered into a business alliance agreement (the “business alliance agreement”). Certain of these agreements are described in more detail in the Company’s Form 10-K.

For the three month periods ended March 31, 2012 and 2011, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $813 and $614, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $814 and $6,947, respectively. Amounts relating to the administrative services agreement are reported as reductions to operating expenses. Net referral fees for underwriting transactions under the business alliance agreement are reported in “revenue-other”. Net referral fees for private placement, M&A and restructuring transactions under the business alliance agreement are reported in advisory fee revenue.

Receivables from LFCM Holdings and its subsidiaries as of March 31, 2012 and December 31, 2011 primarily include $4,632 and $10,722, respectively, related to administrative and support services, sublease income and reimbursement of expenses incurred on behalf of LFCM Holdings, and $6,606 and $2,928, respectively, related to referral fees for underwriting and private placement transactions. Payables to LFCM Holdings and its subsidiaries at March 31, 2012 and December 31, 2011 consist of $7,253 and $2,060, respectively, principally relating to certain advances and referral fees for Financial Advisory transactions and obligations pursuant to the tax receivable agreement of $2,790 at each respective date (see Note 14 of Notes to Condensed Consolidated Financial Statements).

Other

Other receivables and payables at March 31, 2012 and December 31, 2011 primarily relate to referral fees for restructuring and M&A transactions with MBA Lazard Holdings S.A. and its subsidiaries and a related party loan.

LAZ-MD Holdings

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the three month periods ended March 31, 2012 and 2011, such charges amounted to $188 for each period.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

17.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At March 31, 2012, LFNY’s regulatory net capital was $81,766, which exceeded the minimum requirement by $77,549.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Services Authority. At March 31, 2012, the aggregate regulatory net capital of the U.K. Subsidiaries was $155,827, which exceeded the minimum requirement by $131,663.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel for its banking activities conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), are subject to regulation and supervision by the Autorité des Marchés Financiers. At March 31, 2012, the consolidated regulatory net capital of CFLF was $178,345, which exceeded the minimum requirement set for regulatory capital levels by $80,612.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At March 31, 2012, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $108,515, which exceeded the minimum required capital by an aggregate of $85,762.

At March 31, 2012, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the three month periods ended March 31, 2012 and 2011 is prepared using the following methodology:

•	Revenue and expenses directly associated with each segment are included in determining operating income.

•	Expenses not directly associated with specific segments are allocated based on the most relevant measures applicable, including revenue, headcount, square footage and other factors.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended March 31,
		2012	2011
Financial Advisory	Net Revenue	$277,196	$228,845
	Operating Expenses	249,897	213,566

	Operating Income	$27,299	$15,279

Asset Management	Net Revenue	$214,527	$226,853
	Operating Expenses	160,501	149,204

	Operating Income	$54,026	$77,649

Corporate	Net Revenue	$(5,684)	$(17,675)
	Operating Expenses	37,818	1,807

	Operating Loss	$(43,502)	$(19,482)

Total	Net Revenue	$486,039	$438,023
	Operating Expenses	448,216	364,577

	Operating Income	$37,823	$73,446

	As Of
	March 31, 2012	December 31, 2011
Total Assets
Financial Advisory	$797,733	$767,699
Asset Management	534,558	583,524
Corporate	1,575,707	1,730,713

Total	$2,907,998	$3,081,936

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Ltd’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”). All references to “2012”, “2011”, “first quarter” or “the period” refer to, as the context requires, the three month periods ended March 31, 2012 and March 31, 2011.

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

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are to under no duty to update any of these forward-looking statements after the date of this Form 10-Q to conform our prior statements to actual results or revised expectations and we do not intend to do so.

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

The Company is committed to providing timely and accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, the Company uses its websites to convey information about our businesses, including the anticipated release of quarterly financial results, quarterly financial, statistical and business-related information, and the posting of updates of assets under management (“AUM”) in various mutual funds, hedge funds and other investment products managed by Lazard Asset Management LLC (“LAM”) and its subsidiaries. Monthly updates of these funds are posted to the LAM website (www.lazardnet.com) on the third business day following the end of each month. Investors can link to Lazard Ltd, Lazard Group and their operating company websites through http://www.lazard.com. Our websites and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-Q.

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

Our consolidated net revenue was derived from the following segments:

	Three Months Ended March 31,
	2012	2011
Financial Advisory	57%	52%
Asset Management	44	52
Corporate	(1)	(4)

Total	100%	100%

We also invest our own capital from time to time, generally alongside capital of qualified institutional and individual investors in alternative investments or private equity investments, and, since 2005, we have engaged in a number of alternative investments and private equity activities, including investments through (i) the Edgewater Funds (“Edgewater”), our Chicago-based private equity firm, (ii) Lazard Australia Corporate Opportunities Fund 2, which has an opportunistic investment strategy focused on the Australian mid-market, (iii) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies, (iv) Corporate Partners II Limited (“CP II”), a private equity fund targeting significant non-controlling investments in established public and private companies and (v) Lazard Senior Housing Partners LP (“Senior Housing”), which acquires companies and assets in the senior housing, extended stay and shopping center sectors. We continue to explore and discuss opportunities to expand the scope of our alternative investment and private equity activities in Europe, the U.S. and elsewhere. These opportunities could include internal growth of new funds and direct investments by us, partnerships or strategic relationships, investments with third parties or acquisitions of existing funds or management companies. Also, consistent with our obligations to LFCM Holdings LLC (“LFCM Holdings”), we may explore discrete capital markets opportunities.

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

Overall, global equity market indices at March 31, 2012 increased when compared to such indices at December 31, 2011. For the same period, capital-raising and M&A activity has generally declined. The announced and completed value of M&A activity decreased in the first quarter of 2012 as compared to the corresponding period in 2011. The cyclical decline in restructuring volume continued in the first quarter of 2012, as compared to the corresponding period in 2011, despite an increase in the number of corporate defaults.

In early 2012, the outlook for equity and credit markets appears healthier, interest rates remain low while corporate cash balances remain high, CEO confidence appears to be improving and, as such, companies may be better positioned to make acquisitions for future growth and investors may be increasingly interested in deploying capital for investment purposes. Uncertainty remains, however, with regard to the stability of the global financial system and a variety of other factors.

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

Financial Advisory

Global and Trans-Atlantic completed and announced transactions for the first quarter of 2012 decreased as compared to the first quarter of 2011, as shown in the following table, which sets forth industry statistics regarding the number and value of such transactions in the respective periods:

	Three Months Ended March 31,		% Incr / (Decr)
	2012	2011
	($ in billions)
Completed M&A Transactions:
Global:
Value	$352	$597	(41)%
Number	6,408	8,033	(20)%
Trans-Atlantic:
Value	$21	$25	(16)%
Number	243	339	(28)%
Announced M&A Transactions:
Global:
Value	$446	$615	(27)%
Number	8,559	10,611	(19)%
Trans-Atlantic:
Value	$41	$48	(15)%
Number	287	387	(26)%

Source:	Dealogic as of April 11, 2012.

Global restructuring activity during the first quarter of 2012, as measured by the value of debt defaults, decreased from the corresponding period in 2011. However, the number of issuers defaulting increased to 20 in the first quarter of 2012, according to Moody’s Investors Service, Inc., as compared to 9 in the corresponding period of 2011. Our Restructuring activities include advising companies on matters relating to debt restructurings, refinancings and other on- and off-balance sheet assignments, and our assignments are generally executed over a six- to eighteen-month period.

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

Asset Management

As shown in the table below, major equity market indices at March 31, 2012 increased across all regions, when compared to such indices at December 31, 2011. However, the U.S. markets increased, while markets outside the U.S. decreased, when comparing market indices at March 31, 2012 to the corresponding equity market indices at March 31, 2011.

	Percentage Changes March 31, 2012 vs.
	December 31, 2011	March 31, 2011
MSCI World Index	10%	(2)%
CAC 40	8%	(14)%
DAX	18%	(1)%
FTSE 100	3%	(3)%
TOPIX 100	20%	(4)%
MSCI Emerging Market	13%	(12)%
Dow Jones Industrial Average	8%	7%
NASDAQ	19%	11%
S&P 500	12%	6%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM. Accordingly, since market movements and foreign currency volatility impact the level of our AUM, such items will impact the level of revenues we receive from our Asset Management business. A substantial portion of our AUM is invested in equities, and market movements reflected in the changes in Lazard’s AUM during the period generally reflect the changes in global market indices. Our AUM at March 31, 2012 increased 11% versus AUM at December 31, 2011 (primarily reflecting market appreciation), while our average AUM for the first quarter of 2012 decreased 5% as compared to our average AUM for the corresponding period of 2011. The lower levels of average AUM contributed to decreased management fee revenues in the 2012 period when compared to the corresponding period in 2011.

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

Lazard’s Asset Management segment principally includes LAM, LFG, Edgewater and Lazard Wealth Management. Asset Management net revenue is derived from fees for investment management and advisory services provided to institutional and private clients. As noted above, the main driver of Asset Management net revenue is the level of AUM, which is generally influenced by the performance of the global equity markets and, to a lesser extent, fixed income markets and Lazard’s investment performance, which impacts its ability to successfully attract and retain assets. As a result, fluctuations (including timing thereof) in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. Asset Management fees are generally based on the level of AUM measured daily, monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations, currency fluctuations, net client asset flows or otherwise, will result in a corresponding increase or decrease in management fees. The majority of our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In addition, as Lazard’s AUM includes significant amounts of assets that are denominated in currencies other than U.S. Dollars, changes in the value of the U.S. Dollar relative to foreign currencies will impact the value of Lazard’s AUM. Fees vary with the type of assets managed and the vehicle in which they are managed, with higher fees earned on equity assets, alternative investments (such as hedge funds) and private equity investments, and lower fees earned on fixed income and cash management products.

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

Corporate segment net revenue consists primarily of investment gains and losses on the Company’s “seed investments” in LAM equity and fixed income funds and principal investments in equities and alternative asset management funds, investments at LFB and “equity method” investments (including gains and losses on the extinguishment of debt (to the extent applicable), interest income and interest expense). Corporate net revenue also can fluctuate due to changes in the fair value of investments classified as “trading”, as well as due to changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness. The Company holds no “available-for-sale” or “held-to-maturity” investments.

Although Corporate segment net revenue during the first quarter of 2012 represented (1)% of Lazard’s net revenue, total assets in the Corporate segment represented 54% of Lazard’s consolidated total assets as of March 31, 2012, which is attributable to investments in government bonds and money market funds, fixed income funds, alternative asset management funds and other securities, private equity investments, cash and assets associated with LFB.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards (see Note 12 of Notes to Condensed Consolidated Financial Statements) including (a) share-based incentive compensation under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”) and (b) Lazard Fund Interests and (iii) a provision for discretionary or guaranteed cash bonuses and profit pools. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our operating and financial performance, staffing levels, competitive pay conditions and the nature of revenues earned, as well as the mix between current and deferred compensation.

For interim periods we use “adjusted compensation and benefits expense” and the ratio of “adjusted compensation and benefits expense” to “operating revenue,” both non-U.S. GAAP measures, for comparison of compensation and benefits expense between periods. For the calculations with respect to “adjusted compensation and benefits expense” and the ratio of “adjusted compensation and benefits expense” to “operating revenue,” see the table under “Consolidated Results of Operations” below.

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

Lazard’s operating expenses also include “non-compensation expense” (which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and other expenses), and amortization of intangible assets related to acquisitions. Amortization of intangible assets relates primarily to the acquisition of Edgewater.

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

Noncontrolling Interests

Noncontrolling interests primarily relate to the amount attributable to LAZ-MD Holdings’ ownership interest in the net income of Lazard Group and amounts related to Edgewater’s management vehicles that the Company is deemed to control but not own. See Note 11 of Notes to Condensed Consolidated Financial Statements for information regarding the Company’s noncontrolling interests.

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

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Selected financial data from the Company’s reported condensed consolidated results of operations is set forth below, followed by a more detailed discussion of both the consolidated and business segment results.

	Three Months Ended March 31,
	2012	2011
	($ in thousands)

Net Revenue	$486,039	$438,023

Operating Expenses:
Compensation and benefits	338,317	269,999
Non-compensation	108,781	93,104
Amortization of intangible assets related to acquisitions	1,118	1,474

Total operating expenses	448,216	364,577

Operating Income	37,823	73,446
Provision for income taxes	8,767	13,463

Net Income	29,056	59,983
Less – Net Income Attributable to Noncontrolling Interests	3,504	4,976

Net Income Attributable to Lazard Ltd	$25,552	$55,007

Operating Income, As A % Of Net Revenue	8%	17%

The tables below describe the components of operating revenue, adjusted compensation and benefits expense and related key ratios, which include non-U.S. GAAP measures used by the Company to manage total compensation and benefits expense. We believe such non-U.S. GAAP measures provide the most meaningful basis for comparison between present, historical and future periods, as described above.

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Operating Revenue
Total revenue	$506,461	$461,341
Add (deduct):
LFB interest expense (a)	(506)	(1,064)
Revenue related to noncontrolling interests (b)	(4,439)	(3,426)
Changes in fair value pertaining to Lazard Fund Interests (c)	(2,767)	–

Operating revenue	$498,749	$456,851

(a)	Interest expense incurred by LFB is reported as a charge in determining operating revenue because LFB is a commercial bank and we consider its interest expense to be a cost directly related to the revenues of its business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded because the Company has no economic interest in such amount.
(c)	Changes in the fair value of investments held in connection with Lazard Fund Interests and other similar deferred compensation arrangements are excluded because they are equally offset by the change in value of the derivative liability pertaining to such awards, which is recorded within compensation and benefits expense.

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Adjusted Compensation and Benefits Expense
Total compensation and benefits expense	$338,317	$269,999
Deduct:
Noncontrolling interests (a)	(1,080)	(1,078)
Changes in fair value pertaining to Lazard Fund Interests (b)	(2,767)	–
Costs related to staff reductions (c)	(21,754)	–

Adjusted compensation and benefits expense	$312,716	$268,921

Adjusted compensation and benefits expense, as a % of Operating Revenue	62.7%	58.9%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because, as is the case with operating revenue, Lazard has no economic interest in such amounts.
(b)	Changes in fair value of the derivative compensation liability recorded in connection with Lazard Fund Interests and other similar deferred compensation arrangements are excluded because such amounts are equally offset by a corresponding change in the fair value of the underlying investments excluded from operating revenue.
(c)	Severance costs and benefit payments associated with staff reductions, including the acceleration of unrecognized amortization expense of deferred incentive compensation previously granted to individuals being terminated, are excluded to enhance comparability of adjusted compensation and benefits expense relative to operating revenue between present, historical and future periods.

Certain additional key ratios and headcount information are set forth below:

	Three Months Ended March 31,
	2012	2011
As a % of Net Revenue, by Revenue Category:
Investment banking and other advisory fees	56%	50%
Money management fees	42	49
Interest income	1	1
Other	5	5
Interest expense	(4)	(5)

Net Revenue	100%	100%

	As Of
	March 31, 2012	December 31, 2011	March 31, 2011
Headcount:
Managing Directors:
Financial Advisory	149	140	140
Asset Management	79	71	68
Corporate	13	11	11
Other Employees:
Business segment professionals	1,085	1,092	999
All other professionals and support staff	1,204	1,197	1,136

Total	2,530	2,511	2,354

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

Three Months Ended March 31, 2012 versus March 31, 2011

The Company reported net income attributable to Lazard Ltd in the 2012 period of $26 million, as compared to net income of $55 million in the 2011 period. The changes in the Company’s operating results during these periods are described below.

Net revenue in the 2012 period increased by $48 million, or 11%, with operating revenue increasing by $42 million, or 9%, respectively, as compared to the 2011 period. Fees from investment banking and other advisory activities increased $53 million, or 24%, primarily reflecting the closing of several significant restructuring, M&A and sovereign and government advisory transactions during the 2012 period, as well as the strong performance of Lazard Middle Market. The number of M&A transactions with fees greater than $1 million also increased as compared to the 2011 period. Restructuring fee revenues in the 2012 period increased $35 million, or 97%, driven primarily by a higher number of closings and increased average fees for assignments with completion fees greater than $1 million. Total Strategic Advisory fees in the 2012 period increased $14 million, or 7%. Money management fees decreased $10 million, or 5%, during the 2012 period primarily due to an $8 billion, or 5%, decrease in average AUM, on which management fees are earned. In the aggregate, interest income, other revenue and interest expense reflected an increase in net revenue of $5 million as compared to the corresponding period in 2011.

Compensation and benefits expense in the 2012 period was $338 million, as compared to $270 million in the corresponding prior year period. Factors contributing to the increase included higher compensation costs relating to the growth in operating revenue and a $22 million charge associated with staff reductions, representing severance costs and benefit payments, including $7 million relating to the acceleration of unrecognized amortization expense of deferred incentive compensation previously granted to individuals being terminated, as well as increased headcount. Adjusted compensation and benefits expense (which excludes certain items that management believes allows for improved comparability between interim periods, and which is described more thoroughly above), was $313 million in the 2012 period, an increase of $44 million, or 16%, when compared to $269 million in the 2011 period. The resulting ratio of adjusted compensation and benefits expense to operating revenue was 62.7% for the 2012 period, which compares to 58.9% and 62.0% for the first quarter and full year of 2011, respectively. The first quarter 2012 ratio of adjusted compensation and benefits expense to operating revenue assumed, based on current market conditions, a ratio of awarded compensation and benefits expense to operating revenue of approximately 60% for the full year of 2012, as compared to 61.7% for the full year of 2011. As described above, when analyzing compensation and benefits expense on a full year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years.

We currently expect that the amortization of deferred incentive compensation awards will approximate $341 million for the full year of 2012, compared to $289 million for the comparable 2011 period, when excluding the $7 million charge in 2012 related to staff reductions. The increase of $52 million is primarily related to the amortization of the 2008 plan year deferred incentive compensation awards (the “2008 grant”). The 2008 grant is the last grant with a vesting period in excess of three years. Our amortization expense is higher in 2012, compared to 2011, in part because of the overlapping vesting periods, but is expected to revert to a lower level in 2013.

Non-compensation expense in the 2012 period was $109 million, an increase of $16 million, or 17%, as compared to $93 million in the corresponding period in 2011. Non-compensation expense in the first quarter of 2012 included charges totaling $3 million associated with the staff reductions. When excluding such charges, as well as non-compensation costs relating to noncontrolling interests, non-compensation expense in the first quarter of 2012 increased $12 million, or 13%, primarily attributable to (i) deal-related costs, specific to transactions that closed in the 2012 period, (ii) generally higher levels of business development expenses in our Financial Advisory business and (iii) higher occupancy costs in the 2012 period as a result of our amended lease and associated build-out costs of our Rockefeller Center facility. The ratio of non-compensation expense to operating revenue was 21.1% in the 2012 period versus 20.3% for the corresponding period in 2011. We currently estimate that, on a full year basis in 2012 as compared to 2011, our occupancy-related costs associated with the amended lease at our Rockefeller Center facility will increase by approximately $11 million.

Amortization of intangible assets remained substantially unchanged as compared to the 2011 period.

Operating income in the 2012 period was $38 million, a decrease of $35 million, or 49%, as compared to operating income of $73 million in the 2011 period, and, as a percentage of net revenue, was 8% as compared to 17% in the 2011 period.

The provision for income taxes was $9 million and $13 million for the 2012 and 2011 periods, respectively, representing effective tax rates of 23.2% and 18.3% for the respective periods.

Net income attributable to noncontrolling interests was $4 million and $5 million in the 2012 and 2011 periods, respectively. The decrease of $1 million principally reflects LAZ-MD Holdings’ reduced ownership interest in Lazard Group in the 2012 period, partially offset by an increase in the noncontrolling interest relating to Edgewater in the 2012 period.

Business Segments

The following is a discussion of net revenue and operating income for the Company’s business segments - Financial Advisory, Asset Management and Corporate. Each segment’s operating expenses include (i) compensation and benefits expenses that are incurred directly in support of the segment and (ii) other operating expenses, which include directly incurred expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourcing, and indirect support costs (including compensation and benefits expense and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistical drivers such as revenue, headcount, square footage and other factors.

Financial Advisory

The following tables summarize the reported operating results of the Financial Advisory segment:

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
M&A and Strategic Advisory	$192,611	$163,752
Capital Markets and Other Advisory	14,370	29,536

Total Strategic Advisory	206,981	193,288
Restructuring	70,215	35,557

Net Revenue	277,196	228,845
Operating Expenses (a)	249,897	213,566

Operating Income	$27,299	$15,279

Operating Income, As A Percentage Of Net Revenue	10%	7%

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).

Net revenue trends in Financial Advisory for M&A and Strategic Advisory and Restructuring are generally correlated to the volume of completed industry-wide M&A transactions and restructurings occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in significant non-public assignments. While the M&A industry data described above on completed and announced transactions reflects decreased M&A activity in the 2012 period as compared to the corresponding period in 2011, our M&A and Strategic Advisory revenue (which includes Sovereign and Government Advisory revenue) increased 18% in the 2012 period as compared to the 2011 period.

Certain Lazard client statistics and global industry statistics are set forth below:

	Three Months Ended March 31,
	2012	2011
Lazard Statistics:
Number of Clients With Fees Greater Than $1 Million:
Total Financial Advisory	64	58
M&A and Strategic Advisory	50	39
Percentage of Financial Advisory Net Revenue from Top 10 Clients	41%	32%
Number of M&A Transactions Completed With Values Greater than $1 billion (a)	11	12

(a)	Source: Dealogic as of April 11, 2012.

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

	Three Months Ended March 31,
	2012	2011
United States	55%	48%
Europe	41	41
Rest of World	4	11

Total	100%	100%

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

Three Months Ended March 31, 2012 versus March 31, 2011

Total Strategic Advisory net revenue, representing fees from M&A, Sovereign, Capital Markets, Private Funds and Other Advisory businesses, increased $14 million, or 7%, and Restructuring revenue increased $35 million, or 97%, as compared to the 2011 period.

M&A and Strategic Advisory revenue increased $29 million, or 18% as compared to the 2011 period. Capital Markets and Other Advisory revenue decreased $15 million, or 51%. The increase in M&A and Strategic Advisory revenue was principally due to a higher level of fees earned from our top 10 clients and higher average fees per M&A and Strategic Advisory transaction, which reflected the closing of several significant M&A and sovereign and government advisory transactions, as well as the strong performance of Lazard Middle Market. Our major clients, which, in the aggregate, represented a significant portion of our M&A and Strategic Advisory revenue for the first quarter of 2012, included 3b-fibreglass, 99 Cents Only Stores, Azur Pharma, Brookside Foods, European Goldfields, Hellenic Republic, ITT, Simon Property Group, Sonneborn and Western Lime.

The decrease in Capital Markets and Other Advisory revenue in the 2012 period was primarily attributable to a lower level of closings by Private Fund Advisory.

Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings, distressed asset sales and advice on complex on- and off-balance sheet assignments. The increase in Restructuring revenue in the 2012 period was driven by a higher number of closings and increased average fees for assignments with completion fees greater than $1 million. Notable assignments completed in the first quarter of 2012 included A&P, Eastman Kodak Company, Lehman Brothers and Spanish Broadcasting Systems.

Operating expenses increased $36 million, or 17%, as compared to the 2011 period. The principal contributors to the increase were increases in compensation and deal-related costs specific to transactions which closed in the 2012 period, a higher level of business development expense and higher occupancy costs in the 2012 period as a result of our amended lease and associated build-out costs of our Rockefeller Center facility.

Financial Advisory operating income in the 2012 period was $27 million, an increase of $12 million, or 79%, as compared to operating income of $15 million in the 2011 period and, as a percentage of net revenue, was 10% as compared to 7% in the 2011 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	March 31, 2012	December 31, 2011
	($ in millions)
AUM:
International Equities	$31,020	$27,599
Global Equities	77,730	68,584
U.S. Equities	21,903	20,179

Total Equities	130,653	116,362

European and International Fixed Income	13,744	12,293
Global Fixed Income	2,349	2,350
U.S. Fixed Income	3,156	3,107

Total Fixed Income	19,249	17,750

Alternative Investments	5,296	5,349
Private Equity	1,424	1,486
Cash Management	86	92

Total AUM	$156,708	$141,039

Average AUM for the 2012 and 2011 periods is set forth below. Average AUM is generally based on an average of quarterly ending balances for the respective periods.

	Three Months Ended March 31,
	2012	2011
	($ in millions)
Average AUM	$150,315	$157,894

Total AUM at March 31, 2012 increased $16 billion, or 11%, as compared to total AUM of $141 billion at December 31, 2011, primarily due to market appreciation. Average AUM however, for the three month period ended March 31, 2012 was 5% lower than that for three month period ended March 31, 2011. International, Global and U.S. equities represented 20%, 50% and 14% of total AUM at March 31, 2012, versus 20%, 49% and 14% at December 31, 2011.

As of March 31, 2012 and December 31, 2011, approximately 90% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and, as of such dates, 10% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

As of both March 31, 2012 and December 31, 2011, AUM denominated in foreign currencies represented approximately 61% of our total AUM. Foreign denominated AUM declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens.

The following is a summary of changes in AUM for the 2012 and 2011 periods:

	Three Months Ended March 31,
	2012	2011
	($ in millions)
AUM—Beginning of Period	$141,039	$155,337
Net Flows (a)	(162)	695
Market and Foreign Exchange Appreciation	15,831	4,419

AUM—End of Period	$156,708	$160,451

(a)	Includes inflows of $6,795 and $5,813 and outflows of $6,957 and $5,118 for the 2012 and 2011 periods, respectively.

During the 2012 period, both inflows and outflows were principally in Global and International Equities, with inflows resulting from increased investments in existing accounts, and outflows resulting from withdrawals in existing accounts and, to a lesser extent, accounts lost.

As of April 27, 2012, AUM was $155.7 billion, a $1.0 billion decrease since March 31, 2012. The change in AUM was due to market/foreign exchange depreciation of $1.8 billion, partially offset by net inflows of $0.8 billion. Market depreciation was approximately 1% of AUM since March 31, 2012, which was generally consistent with the decrease in global market indices during that period.

The following table summarizes the reported operating results of the Asset Management segment:

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Revenue:
Management Fees	$199,860	$206,768
Incentive Fees	2,596	5,146
Other Income	12,071	14,939

Net Revenue	214,527	226,853
Operating Expenses (a)	160,501	149,204

Operating Income	$54,026	$77,649

Operating Income, As A Percentage of Net Revenue	25%	34%

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended March 31,
	2012	2011
United States	62%	62%
Europe	26	28
Rest of World	12	10

Total	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended March 31, 2012 versus March 31, 2011

Asset Management net revenue decreased $12 million, or 5%, as compared to the 2011 period. Management fees decreased $7 million, or 3%, as compared to the 2011 period, driven primarily by a 5% decrease in average AUM, partially offset by a favorable change in the mix of AUM into higher margin equity products. Incentive fees, principally consisting of traditional long-only strategies, decreased $2 million, or 50%, as compared to the 2011 period, principally due to a change in fee structure on one mandate from a quarterly to an annual performance fee basis. Other income decreased $3 million, or 19%, as compared to the 2011 period, primarily due to a decline in commission and fee income from an unusually strong 2011 first quarter.

Operating expenses increased $11 million, or 8%, as compared to the 2011 period, with such increase primarily due to an increase in compensation expense and higher occupancy costs in the 2012 period as a result of our amended lease and associated build-out costs of our Rockefeller Center facility.

Asset Management operating income was $54 million, a decrease of $24 million, or 30%, as compared to operating income of $78 million in the 2011 period and, as a percentage of net revenue, was 25%, as compared to 34% in the 2011 period.

Corporate

The following table summarizes the reported operating results of the Corporate segment:

	Three Months Ended
	March 31,
	2012	2011
	($ in thousands)
Interest Income	$630	$1,584
Interest Expense	(20,422)	(22,727)

Net Interest (Expense)	(19,792)	(21,143)
Other Revenue	14,108	3,468

Net Revenue (Expense)	(5,684)	(17,675)
Operating Expenses	37,818	1,807

Operating Loss	$(43,502)	$(19,482)

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended March 31, 2012 versus March 31, 2011

Net interest expense decreased $1 million, or 6%, as compared to the 2011 period.

Other revenue increased $11 million, or 307%, principally relating to an increase in investment gains versus the 2011 period.

Operating expenses increased $36 million, primarily due to (i) total costs of $25 million, relating to the charge in the three month period ended March 31, 2012 in compensation and benefits expense for staff reductions, including the acceleration of unrecognized amortization expense of deferred incentive compensation previously granted to individuals that were terminated, and in non-compensation expense for other expenses related to the staff reduction, (ii) higher occupancy costs in the 2012 period as a result of our amended lease and associated build-out costs of our Rockefeller Center facility and (iii) increased technology costs.

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

Summary of Cash Flows:

	Three Months Ended March 31,
	2012	2011
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$29.1	$60.0
Noncash charges (a)	102.0	107.5
Other operating activities (b)	(213.3)	(237.2)

Net cash used in operating activities	(82.2)	(69.7)

Investing activities	(25.2)	(1.9)
Financing activities (c)	(138.7)	(132.0)
Effect of exchange rate changes	8.0	9.8

Net Decrease in Cash and Cash Equivalents	(238.1)	(193.8)
Cash and Cash Equivalents:
Beginning of Period	1,003.8	1,209.7

End of Period	$765.7	$1,015.9

(a) Consists of the following:

Depreciation and amortization of property	$7.0	$5.9
Amortization of deferred expenses, stock units and interest rate hedge	93.9	100.1
Amortization of intangible assets related to acquisitions	1.1	1.5

Total	$102.0	$107.5

(b)	Includes net changes in operating assets and liabilities.
(c)	Consists primarily of purchases of shares of Class A common stock, settlements of vested restricted stock units (“RSU”s), Class A common stock dividends, distributions to noncontrolling interest holders and activity relating to borrowings.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of Class A common stock and Lazard Group common membership interests and matters relating to liquidity and to compliance with regulatory net capital requirements. At March 31, 2012, Lazard had approximately $766 million of cash, with such amount including approximately $270 million held at Lazard’s operations outside the U.S. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from its foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of March 31, 2012, Lazard had approximately $315 million in unused lines of credit available to it, including a $150 million, three-year, senior revolving credit facility with a group of lenders that expires in April 2013 (the “Credit Facility”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $93 million (at March 31, 2012 exchange rates) and Edgewater of $65 million. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

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

Financing Activities

The table below sets forth our corporate indebtedness as of March 31, 2012 and December 31, 2011. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

	Maturity Date	As of		Increase (Decrease)
		March 31, 2012	December 31, 2011
		($ in millions)
Senior Debt:
7.125%	2015	$528.5	$528.5	$–
6.85%	2017	548.4	548.4	–

Total Senior Debt		$1,076.9	$1,076.9	$–

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is owing to the lending bank group, the Credit Facility includes financial condition covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended March 31, 2012 Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 2.11 to 1.00 and its Consolidated Interest Coverage Ratio being 7.53 to 1.00. In any event, no amounts were outstanding under the Credit Facility as of March 31, 2012.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At March 31, 2012, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Stockholders’ Equity

At March 31, 2012, total stockholders’ equity was $861 million, as compared to $867 million at December 31, 2011, including $738 million and $726 million attributable to Lazard Ltd on the respective dates. The net activity in stockholders’ equity during the three month period ended March 31, 2012 is reflected in the table below (in millions of dollars):

Stockholders’ Equity—January 1, 2012	$867

Increase (decrease) due to:
Net income	29
Amortization of share-based incentive compensation	86
Purchase of Class A common stock	(71)
Delivery of Class A common stock in connection with share-based incentive compensation	(26)
Class A common stock dividends	(19)
Distributions to noncontrolling interests - net	(23)
AOCI (including noncontrolling interests’ portion thereof)(*)	17
Other - net	1

Stockholders’ Equity—March 31, 2012	$861

(*) Includes:
Net foreign currency translation adjustments	$19
Employee benefit plans and other adjustments	(2)

Total	$17

In February 2011 and October 2011, the Board of Directors of Lazard Ltd authorized the repurchase of up to $250 million and $125 million, respectively, in aggregate cost of Class A common stock and Lazard Group common membership interests through December 31, 2012 and December 31, 2013, respectively. During the three month period ended March 31, 2012 the Company repurchased 2,378,445 shares of Class A common stock, at an aggregate cost of $71 million (but purchased no Lazard Group common membership interests during such three month period). As of March 31, 2012, $142 million of the current aggregate $375 million share repurchase amount authorized as of such date remained available as follows – $17 million of the $250 million share repurchase amount expiring December 31, 2012, and all of the $125 million share repurchase amount expiring December 31, 2013. Furthermore, under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs, shares of Class A common stock may be withheld by the Company to cover estimated income taxes. On April 24, 2012, the Board of Directors of Lazard Ltd authorized the repurchase of up to an additional $125 million in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2013.

During the first quarter of 2012, the Company had a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 in place, pursuant to which it effected stock repurchases through the open market.

In addition to the repurchases of Class A common stock described above, during the three month period ended March 31, 2012, in order, among other reasons, to help neutralize the dilutive effect of our share-based incentive compensation plans, the Company utilized $26 million to satisfy certain employees’ withholding tax obligations on vested RSUs and delivery of restricted Class A common stock in lieu of issuing 828,471 shares of Class A common stock directly by Lazard Ltd or by delivery of shares held by Lazard Group or other subsidiaries of Lazard Ltd.

See Notes 11 and 12 of Notes to Condensed Consolidated Financial Statements for additional information regarding Lazard’s stockholder’s equity and incentive plans, respectively.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of March 31, 2012:

	Contractual Obligations Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior Debt (including interest) (a)	$1,415,236	$75,218	$150,435	$622,452	$567,131
Operating Leases (exclusive of $167,138 of sublease income)	1,081,809	60,801	145,563	132,200	743,245
Capital Leases (including interest)	24,040	3,978	6,259	5,234	8,569
Investment Capital Funding Commitments (b)	35,883	24,969	9,754	1,160	–

Total (c)	$2,556,968	$164,966	$312,011	$761,046	$1,318,945

(a)	See Note 9 of Notes to Condensed Consolidated Financial Statements.
(b)	See Note 5 of Notes to Condensed Consolidated Financial Statements.
(c)	The table above excludes contingent obligations and any possible payments for uncertain tax positions given the inability to estimate the timing of the latter payments. See Notes 10, 12, 13 and 14 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes, respectively.

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

If, in Lazard’s judgment, collection of a fee is not probable, Lazard will not recognize revenue until the uncertainty is removed. We maintain an allowance for doubtful accounts to provide coverage for estimated losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness and specifically reserve against exposures where we determine the receivables are impaired, which may include situations where a fee is in dispute or litigation has commenced.

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

Subsequent to the recognition of deferred tax assets, we also must continually assess the likelihood that such deferred tax assets will be realized. If we determine that we may not fully derive the benefit from a deferred tax asset, we consider whether it would be appropriate to apply a valuation allowance against the applicable deferred tax asset. In order to determine whether we apply a valuation allowance, we must assess whether it is more likely than not that such asset will be realized, taking into account all available information. The ultimate realization of a deferred tax asset for a particular entity depends, among other things, on the generation of taxable income by such entity in the applicable jurisdiction. Although we have been profitable on a consolidated basis for the two year period ended December 31, 2011 and the three month period ended March 31, 2012, certain of our tax-paying entities have individually experienced pre-tax losses on a cumulative three-year basis primarily due to permanent differences between net income and taxable income at such entities. Considering these losses and the other factors listed below, we have recorded a valuation allowance of approximately $1.1 billion on our deferred tax assets as of December 31, 2011 and have not changed our assessment regarding the level of valuation allowance as of March 31, 2012.

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

In addition to the discussion above regarding deferred tax assets and associated valuation allowances, other factors affect our provision for income taxes, including changes in the geographic mix of our business, the level of our annual pre-tax income, transfer pricing and intercompany transactions. In addition, our interpretation of complex tax laws may impact our recognition and measurement of current and deferred income taxes. Tax contingencies involve complex issues and often require an extended period of time to resolve. Tax contingencies that are resolved in a manner that is adverse to us could have a material adverse effect on our financial results. See “Risk Factors” and Note 19 of Notes to Consolidated Financial Statements in our Form 10-K for additional information related to income taxes.

Investments

Investments consist principally of debt securities, equities, interests in alternative asset management funds, fixed income funds and other private equity investments.

These investments are carried at either fair value on the consolidated statements of financial condition, with any increases or decreases in fair value reflected (i) in earnings, to the extent held by our broker-dealer subsidiaries or when designated as “trading” securities within our non-broker-dealer subsidiaries, and (ii) in AOCI, to the extent designated as “available-for-sale” securities until such time they are realized and reclassified to earnings, or, if designated as “held-to-maturity” securities, amortized cost on the consolidated statements of financial condition. Any declines in the fair value of “available-for-sale” and “held-to-maturity” securities that are determined to be other than temporary are charged to earnings. As of December 31, 2010 and subsequent thereto, Lazard did not own any securities designated as “available-for-sale” or “held-to-maturity”.

Gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income or, if applicable, AOCI and therefore subject Lazard to market and credit risk.

Data relating to net investments is set forth below (in millions of dollars):

	00000	00000	00000	00000	00000
		March 31, 2012 (a)		December 31, 2011 (a)
		$	%	$	%
Debt securities (b)		$9	2%	$37	10%
Equity securities (net of $2 and $4 of securities sold, not yet purchased, at March 31, 2012 and December 31, 2011, respectively) (c)		168	45	152	41
Alternative asset management funds owned (principally general partnership interests in Lazard-managed hedge funds) (d)		38	10	20	5
Private equity owned (e)		95	25	104	28
Fixed income funds (f)		33	9	31	8
Other (g)		33	9	30	8

Net investments		$376	100%	$374	100%

Total assets		$2,908		$3,082

Net investments, as a percentage of total assets		13%		12%

(a)	Investments above include investments held in connection with Lazard Fund Interests and other similar deferred compensation arrangements granted, with an aggregate fair value of $31 and $27 million at March 31, 2012 and December 31, 2011, respectively. Market risk associated with such investments is equally offset by any changes in the fair value related to the Company’s obligation pertaining to such awards.

(b)	Debt securities primarily relate to Asset Management seed investments and U.S. government debt securities and, at December 31, 2011, non-U.S. government securities which matured during the first quarter of 2012.

(c)	The Company’s equity securities primarily relate to seed investments in Asset Management products, which in turn invest in marketable equity securities of large-, mid- and small-cap domestic, international and global companies and include investments in public and private asset management funds managed both by LAM and third-party asset managers. Hedging strategies are employed to attempt to reduce market risk, and, in turn, the volatility to earnings.

Additional information regarding equity securities is shown below:

	March 31,	December 31,
	2012	2011
Percentage invested in:
Consumer	33%	38%
Financial	15	19
Energy	13	13
Industrial	12	9
Basic materials	9	9
Other	18	12

Total	100%	100%

(d)	The fair value of such interests reflects the pro-rata value of the ownership of the underlying securities in the funds. Such funds are broadly diversified and may incorporate particular strategies; however, there are no investments in funds with a single sector strategy.

(e)

Comprised of investments in private equity funds and direct private equity interests that are generally not subject to short-term market fluctuation, but may subject Lazard to market or credit risk. Private equity investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies; (ii) CP II, a private equity fund targeting significant noncontrolling investments in established public and private companies; (iii) Senior Housing, which targets controlling interests in companies and assets in senior housing, extended stay and shopping center sectors, and (iv) Edgewater Growth Capital Partners III, L.P., a private equity fund primarily making growth equity and buyout investments in high-quality, lower middle market companies.

(f)	Fixed income funds primarily consists of amounts seeding products of our Asset Management segment. Hedging strategies are employed to attempt to reduce market risk and, in turn, the volatility to earnings.

(g)	Represents investments (i) accounted for under the equity method of accounting and (ii) private equity and other interests that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “stockholders’ equity” on the consolidated statements of financial condition.

At March 31, 2012 and December 31, 2011, $123 million and $133 million, respectively, of our total investments at a fair value of $376 million and $374 million, respectively, or 33% and 36%, respectively, were classified as Level 3 assets. Substantially all of our Level 3 investments in both periods are priced based on a NAV or its equivalent. During the three month periods ended March 31, 2012 and 2011, gains of approximately $8 million and $0.3 million, respectively, were recognized in “revenue-other” on the condensed consolidated statements of operations pertaining to Level 3 investments.

For additional information regarding risks associated with our investments, see “Risk Factors—Other Business Risks—Our results of operations may be affected by market fluctuations related to positions held in our investment portfolios” in our Form 10-K.

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

Goodwill

In accordance with current accounting guidance, goodwill has an indefinite life and is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. For years prior to 2011, Lazard made estimates and assumptions in order to determine the fair value of its assets and liabilities and to project future earnings using various valuation techniques. Commencing in 2011, as permitted under an amendment issued by the Financial Accounting Standards Board, the Company elected to perform a qualitative evaluation about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of actually calculating the fair value of the reporting unit. See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information regarding goodwill.

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

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness and specifically provide for exposures where we determine the receivables are impaired. At March 31, 2012, total receivables amounted to $523 million, net of an allowance for doubtful accounts of $21 million. As of that date, Financial Advisory and Asset Management fees, customer and related party receivables comprised 83%, 14% and 3% of total receivables, respectively. At December 31, 2011, total receivables amounted to $504 million, net of an allowance for doubtful accounts of $19 million. As of that date, Financial Advisory and Asset Management fees, customer and related party receivables comprised 80%, 16% and 4% of total receivables, respectively. At March 31, 2012 and December 31, 2011, the Company had receivables past due of approximately $22 million and $23 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit. At March 31, 2012 and December 31, 2011, customer receivables included $25 million and $29 million of LFB loans, respectively. Such loans are closely monitored for counterparty creditworthiness to help minimize exposure. In addition, as of March 31, 2012, LFB had commitments to lend totaling $23 million, which are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level.

LFB fully secures its collateralized lending and borrowing transactions with fixed income securities.

Credit Concentrations

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At March 31, 2012, excluding inter-bank counterparties, LFB had no exposure to an individual counterparty that exceeded $23 million, with such amount being fully collateralized.

With respect to activities outside LFB, as of March 31, 2012, the Company’s largest individual counterparty exposure was a Financial Advisory fee receivable of $33 million, which was subsequently collected.

Risks Related to Derivatives

Lazard enters into interest rate swaps and foreign currency exchange contracts to hedge exposures to interest rates and currency exchange rates and uses equity and fixed income swap contracts to hedge a portion of its market exposure with respect to certain equity investments. At March 31, 2012 and December 31, 2011, such derivative contracts are recorded at fair value. Derivative assets amounted to $1 million and $7 million at March 31, 2012 and December 31, 2011, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation with respect to Lazard Fund Interests and other similar deferred compensation arrangements, amounted to $6 and $1 million at such respective dates.

In addition, LFB may take open foreign exchange positions with a view to profit, but does not sell foreign exchange options in this context, and enters into interest rate swaps, forward foreign exchange contracts and other derivative contracts to hedge exposures to interest rate and currency fluctuations. The primary market risks associated with LFB’s foreign currency exchange hedging and lending activities are sensitivity to changes in the general level of interest rate and foreign exchange risk. Based on account balances as of March 31, 2012, LFB’s interest rate risk as measured by a 100+/– basis point change in interest rates and its currency risk associated with its open positions, in the aggregate, as measured by a 200+/– basis point change against the U.S. Dollar, would not have a material effect on the Company’s annual operating income.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of March 31, 2012, Lazard estimates that its annual operating income relating to cash and short-term investments and corporate indebtedness would increase by approximately $8 million in the event interest rates were to increase by 1% and decrease by approximately $2 million if rates were to decrease by 1%.

As of March 31, 2012, the Company’s cash and cash equivalents totaled approximately $766 million. Substantially all of the Company’s cash and cash equivalents were invested in highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds) or in short-term interest earning accounts at a number of leading banks throughout the world, or in short-term certificates of deposit from such banks. On a regular basis, management reviews and updates its list of approved depositor banks as well as deposit and investment thresholds.

Operational Risks

Operational risk is inherent in all our business and may, for example, manifest itself in the form of errors, breaches in the system of internal controls, business interruptions, fraud or legal actions due to operating deficiencies or noncompliance. The Company maintains a framework including policies and a system of internal controls designed to monitor and manage operational risk and provide management with timely and accurate information. Management within each of the operating companies is primarily responsible for its operational risk programs. The Company has in place business continuity and disaster recovery programs that manage its capabilities to provide services in the case of a disruption. We purchase insurance programs designed to protect the Company against accidental loss and losses which may significantly affect our financial objectives, personnel, property or our ability to continue to meet our responsibilities to our various stakeholder groups.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On February 17, 2012, Lazard Ltd issued 85,196 shares of Class A common stock in reliance on Section 4(2) of the Securities Act of 1933 in connection with the exchange of 85,196 common membership interests of Lazard Group held by certain members of LAZ-MD Holdings as provided for in the Master Separation Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings and other related documents.

Issuer Repurchases of Equity Securities

The following table sets forth information regarding Lazard’s purchases of its Class A common stock on a monthly basis during the first quarter of 2012. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 31, 2012
Share Repurchase Program (1)	–	$–	–	$212.1 million
Employee Transactions (2)	–	$–	–	$–
February 1, 2012 – February 29, 2012
Share Repurchase Program (1)	1,599,507	$29.52	1,599,507	$164.9 million
Employee Transactions (2)	180,893	$28.75	–	$–
March 1, 2012 – March 31, 2012
Share Repurchase Program (1)	778,938	$29.94	778,938	$141.6 million
Employee Transactions (2)	647,578	$30.46	–	$–
Total
Share Repurchase Program (1)	2,378,445	$29.66	2,378,445	$141.6 million
Employee Transactions (2)	828,471	$30.09	–	$–

(1)

In February 2011 and October 2011, the Board of Directors of Lazard Ltd authorized the repurchase of up to $250 million and $125 million, respectively, in aggregate cost of Class A common stock and Lazard Group common membership interests through December 31, 2012 and December 31, 2013, respectively. The share repurchase program is used primarily to offset a portion of the shares to be issued under the 2005 Plan and the 2008 Plan. Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions. Amounts shown in this line item exclude the shares of Class A common stock withheld by the Company to cover estimated income taxes as described below. As of March 31, 2012, $141.6 million of the current aggregate $375.0 million share repurchase amount authorized as of such date remained available as follows – $16.6 million of the $250.0 million share repurchase amount expiring December 31, 2012, and all of the $125.0 million share repurchase amount expiring December 31, 2013. Additionally, amounts shown in this line item for the period March 1 through March 31, 2012 include repurchases made in the open market pursuant to the Company’s Rule 10b5-1 plan, which was then in effect. A Rule 10b5-1 plan allows the Company to make repurchases during periods when it would not otherwise be repurchasing (i.e. during internal “black-out” periods). All purchases under a Rule 10b5-1 plan must be made in accordance with a predefined plan, which must have been established when the Company was not aware of material non-public information.

(2)	Under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs and delivery of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to cover estimated income taxes. During the three month period ended March 31, 2012, the Company satisfied certain employees’ tax obligations in lieu of issuing (i) 802,810 shares of Class A common stock to cover estimated taxes upon the vesting of 3,270,375 RSUs and (ii) 25,661 shares of Class A common stock to cover estimated taxes upon the vesting of 119,552 shares of restricted Class A common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Master Separation Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

2.2

Amendment No. 1, dated as of November 6, 2006, to the Master Separation Agreement,

dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

2.3	Second Amendment, dated as of May 7, 2008, to the Master Separation Agreement, dated as of May 10, 2005, as amended, by and among Lazard Ltd, Lazard Group LLC and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 9, 2008).

2.4	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

3.1	Certificate of Incorporation and Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.2	Certificate of Incorporation in Change of Name of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.3	Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

3.4	First Amendment to Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 9, 2008).

3.5	Second Amendment to the Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

4.1	Form of Specimen Certificate for Class A common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).
4.2	Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.3	Amended and Restated Third Supplemental Indenture, dated as of May 15, 2008, by and among Lazard Group LLC and The Bank of New York, as trustee (and incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K (Commission File No. 333-126751) filed on May 16, 2008).

4.4	Fourth Supplemental Indenture, dated as of June 21, 2007, between Lazard Group LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on June 22, 2007).

4.5	Form of Senior Note (included in Exhibit 4.3).

10.1	Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006, by and among LAZ-MD Holdings LLC, the Registrant and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.2	First Amendment, dated as of May 7, 2008, to the Amended and Restated Stockholders’ Agreement dated as of November 6, 2006, between LAZ-MD Holdings LLC and Lazard Ltd (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 9, 2008).

10.3	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.4	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

10.5	Amendment No. 2, dated as of May 9, 2008, to the Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 8, 2008).

10.6	Amendment No. 3, dated as of April 27, 2010, to the Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.7	Tax Receivable Agreement, dated as of May 10, 2005, by and among Ltd Sub A, Ltd Sub B and LFCM Holdings LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8	Employee Benefits Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9	Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.10	License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co., Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.11	Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.12	Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.13	Amendment and Consent, dated February 9, 2009, to the Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.14	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.15	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.16	Amendment dated as of February 16, 2011, by and among RCPI Landmark Properties, L.L.C. (as the successor in interest to Rockefeller Center Properties), RCPI 30 Rock 22234849, L.L.C. and Lazard Group LLC (as the successor in interest to Lazard Frères & Co. LLC), to the Lease dated as of January 27, 1994, by and among Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.17	Lease with an Option to Purchase, dated as of July 11, 1990, by and between Sicomibail and Finabail and SCI du 121 Boulevard Hausmann (English translation) (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.18	Occupational Lease, dated as of August 9, 2002, by and among Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.19*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.20*	Lazard Ltd’s 2008 Incentive Compensation Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.21*	2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.22*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for each of Michael J. Castellano and Scott D. Hoffman (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.23*	Form of First Amendment, dated as of May 7, 2008, to Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, for each of Michael J. Castellano and Scott D. Hoffman (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 9, 2008).

10.24*	Second Amendment, dated as of February 26, 2009, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005 (as amended from time to time), for Michael J. Castellano (incorporated by reference to Exhibit 10.26 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.25*	Second Amendment, dated as of February 23, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005 and amended as of May 7, 2008, for Scott D. Hoffman (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.26*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.27*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between Lazard Group LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.28*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, with Alexander F. Stern (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on March 23, 2010).

10.29*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, by and between Lazard Group LLC and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 001-32492) filed on March 1, 2010).

10.30*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, with Kenneth M. Jacobs (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) field on March 23, 2010).

10.31*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between Lazard Group LLC and Matthieu Bucaille (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.32*	First Amendment, dated as of April 1, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, between Lazard Group LLC and Matthieu Bucaille (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.33*	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.34*	Acknowledgement Letter, dated as of November 6, 2006 from Lazard Group LLC to certain managing directors of Lazard Group LLC modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.35	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.36	Registration Rights Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.37*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.38*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.39*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.40*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.41 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.41*	Form of Agreement evidencing a grant of Deferred Cash Award to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.42*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.43*	First Amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 1, 2007).

10.44	Agreement and Plan of Merger, dated as of August 14, 2008, by and among Lazard Ltd, LAZ Sub I, Lazard Asset Management LLC and Lazard Asset Management Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on August 15, 2008).

10.45*	Letter Agreement regarding employment, dated as of April 21, 2010, between Lazard Group LLC and Gary W. Parr (incorporated by reference to Exhibit 10.53 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.46*	Amendment, dated as of February 27, 2012 to Letter Agreement regarding employment, dated as of April 21, 2010, between Lazard Group LLC and Gary W. Parr.

10.47	Senior Revolving Credit Agreement, dated as of April 29, 2010, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.51 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on August 4, 2011).

10.48	Amendment No. 1, dated as of August 12, 2010, to the Senior Revolving Credit Agreement, dated as of April 29, 2010, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on February 29, 2011).

10.49	Amendment No. 2, dated as of December 17, 2010, to the Senior Revolving Credit Agreement, dated as of April 29, 2010, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on February 29, 2011).

10.50	Amendment No. 3, dated as of March 31, 2012, to the Senior Revolving Credit Agreement, dated as of April 29, 2010, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent.

10.51*	Form of Agreement evidencing a grant of Restricted Stock under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.52*	Form of Agreement evidencing a grant of Lazard Fund Interests under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.53*	Form of Agreement evidencing a grant of Restricted Stock Units and Restricted Stock to Executive Officers who are or may become eligible for retirement under the 2008 Incentive Compensation Plan.

10.54*	First Amendment, dated as of August 2, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 15, 2005, between Lazard Group LLC and Ashish Bhutani (incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on August 4, 2011).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Matthieu Bucaille.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Matthieu Bucaille.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2012

LAZARD LTD

By:	/s/ Matthieu Bucaille
Name: Matthieu Bucaille
Title: Chief Financial Officer

By:	/s/ Richard J. Hittner
Name: Richard J. Hittner
Title: Chief Accounting Officer