Form 10-Q
period 2012-06-30
Lazard Ltd
filed 2012-08-01
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 25, 2012, there were 123,196,012 shares of the Registrant’s Class A common stock (including 6,970,705 shares held by subsidiaries) and one share of the registrant’s Class B common stock outstanding.

When we use the terms “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd has no material operating assets other than indirect ownership as of June 30, 2012 of approximately 94.9% of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2012 AND DECEMBER 31, 2011

(UNAUDITED)

(dollars in thousands, except for per share data)

	June 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$751,238	$1,003,791
Deposits with banks	324,355	286,037
Cash deposited with clearing organizations and other segregated cash	78,774	75,506

Receivables (net of allowance for doubtful accounts of $20,756 and $19,450 at June 30, 2012 and December 31, 2011, respectively):
Fees	388,588	402,843
Customers and other	80,790	83,111
Related parties	14,102	18,501

	483,480	504,455
Investments	439,683	378,521

Property (net of accumulated amortization and depreciation of $261,690 and $266,673 at June 30, 2012 and December 31, 2011, respectively)	198,289	168,429

Goodwill and other intangible assets (net of accumulated amortization of $30,600 and $26,922 at June 30, 2012 and December 31, 2011, respectively)	394,168	393,099
Other assets	307,867	272,098

Total assets	$2,977,854	$3,081,936

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

JUNE 30, 2012 AND DECEMBER 31, 2011

(UNAUDITED)

(dollars in thousands, except for per share data)

	June 30,	December 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$338,514	$288,427
Accrued compensation and benefits	251,120	383,513
Senior debt	1,076,850	1,076,850
Capital lease obligations	18,293	20,084
Related party payables	7,080	6,075
Other liabilities	459,589	440,131

Total liabilities	2,151,446	2,215,080
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - 7,921 shares issued and outstanding at June 30, 2012 and December 31, 2011	–	–
Series B - no shares issued and outstanding	–	–
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 123,196,012 and 123,009,311 shares issued at June 30, 2012 and December 31, 2011, respectively, including shares held by subsidiaries as indicated below)	1,232	1,230
Class B, par value $.01 per share (1 share authorized, issued and outstanding at June 30, 2012 and December 31, 2011)	–	–
Additional paid-in-capital	700,064	659,013
Retained earnings	264,682	258,646
Accumulated other comprehensive loss, net of tax	(94,171)	(88,364)

	871,807	830,525
Class A common stock held by subsidiaries, at cost (6,389,777 and 3,492,017 shares at June 30, 2012 and December 31, 2011, respectively)	(167,382)	(104,382)

Total Lazard Ltd stockholders’ equity	704,425	726,143
Noncontrolling interests	121,983	140,713

Total stockholders’ equity	826,408	866,856

Total liabilities and stockholders’ equity	$2,977,854	$3,081,936

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUE
Investment banking and other advisory fees	$240,306	$243,096	$513,847	$463,423
Money management fees	201,642	230,906	406,203	445,598
Interest income	1,715	4,363	3,865	7,855
Other	13,568	22,240	39,777	45,070

Total revenue	457,231	500,605	963,692	961,946
Interest expense	20,321	23,313	40,743	46,631

Net revenue	436,910	477,292	922,949	915,315

OPERATING EXPENSES
Compensation and benefits	283,392	286,480	621,709	556,479
Occupancy and equipment	28,347	22,977	54,629	45,685
Marketing and business development	22,322	20,879	50,589	38,990
Technology and information services	21,275	20,582	41,668	40,149
Professional services	13,274	13,120	22,585	22,961
Fund administration and outsourced services	12,670	13,507	26,121	26,758
Amortization of intangible assets related to acquisitions	2,560	1,706	3,678	3,180
Other	8,537	8,839	19,614	18,465

Total operating expenses	392,377	388,090	840,593	752,667

OPERATING INCOME	44,533	89,202	82,356	162,648
Provision for income taxes	10,371	17,636	19,138	31,099

NET INCOME	34,162	71,566	63,218	131,549
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3,341	9,562	6,845	14,538

NET INCOME ATTRIBUTABLE TO LAZARD LTD	$ 30,821	$ 62,004	$ 56,373	$117,011

ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	118,235,320	119,107,386	118,732,431	117,221,070
Diluted	134,636,935	139,347,933	135,615,557	138,969,263

NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.26	$0.52	$0.47	$1.00

Diluted	$0.24	$0.48	$0.44	$0.91

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.20	$0.16	$0.36	$0.285

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET INCOME	$34,162	$71,566	$63,218	$131,549

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Currency translation adjustments	(21,083)	8,436	(1,954)	32,174

Amortization of interest rate hedge	263	263	527	527

Employee benefit plans:

Net actuarial gain (loss) (net of tax benefit (expense) of $1,443 and $(29) for the three months ended June 30, 2012 and 2011, respectively, and $2,725 and $1,906 for the six months ended June 30, 2012 and 2011, respectively)	(3,457)	55	(6,054)	(3,630)
Adjustment for items reclassified to earnings (net of tax expense of $281 and $262 for the three months ended June 30, 2012 and 2011, respectively, and $578 and $517 for the six months ended June 30, 2012 and 2011, respectively)	826	566	1,641	1,114

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(23,451)	9,320	(5,840)	30,185

COMPREHENSIVE INCOME	10,711	80,886	57,378	161,734
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,096	9,942	6,698	16,187

COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD LTD	$8,615	$70,944	$50,680	$145,547

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

(dollars in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,218	$131,549
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash items included in net income:
Depreciation and amortization of property	14,800	11,820
Amortization of deferred expenses, share-based incentive compensation and interest rate hedge	173,083	164,713
Amortization of intangible assets related to acquisitions	3,678	3,180
(Increase) decrease in operating assets:
Deposits with banks	(47,391)	132,672
Cash deposited with clearing organizations and other segregated cash	(4,583)	(845)
Receivables-net	17,417	52,477
Investments	(58,317)	(13,164)
Other assets	(59,656)	12,237
Increase (decrease) in operating liabilities:
Deposits and other payables	60,091	(112,956)
Accrued compensation and benefits and other liabilities	(127,851)	(366,816)

Net cash provided by operating activities	34,489	14,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(48,941)	(5,676)
Disposals of property	2,053	199

Net cash used in investing activities	(46,888)	(5,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contribution from noncontrolling interests	784	980
Excess tax benefits from share-based incentive compensation	–	2,848
Other financing activities	10	1,688
Payments for:
Capital lease obligations	(1,336)	(1,397)
Distributions to noncontrolling interests	(13,462)	(8,034)
Repurchase of common membership interests from members of LAZ-MD Holdings	–	(794)
Purchase of Class A common stock	(152,413)	(126,237)
Class A common stock dividends	(43,011)	(32,855)
Settlement of vested share-based incentive compensation	(29,421)	(90,635)
Other financing activities	(59)	(46)

Net cash used in financing activities	(238,908)	(254,482)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,246)	19,409

NET DECREASE IN CASH AND CASH EQUIVALENTS	(252,553)	(225,683)
CASH AND CASH EQUIVALENTS—January 1	1,003,791	1,209,695

CASH AND CASH EQUIVALENTS—June 30	$751,238	$984,012

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2011

(UNAUDITED)

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By a Subsidiary		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	$	Shares (*)	$				Shares	$
Balance – January 1, 2011	22,021	$–	119,697,937	$1,197	$758,841	$166,468	$(46,158)	6,847,508	$(227,950)	$652,398	$143,719	$796,117

Comprehensive income (loss):
Net income						117,011				117,011	14,538	131,549
Other comprehensive income (loss) - net of tax:
Currency translation adjustments							30,418			30,418	1,756	32,174
Amortization of interest rate hedge							498			498	29	527
Employee benefit plans:
Net actuarial loss							(3,434)			(3,434)	(196)	(3,630)
Adjustments for items reclassified to earnings							1,054			1,054	60	1,114

Comprehensive income										145,547	16,187	161,734
Business acquisitions and related equity transactions:
Class A common stock issued/issuable (including related amortization)					4,180					4,180	240	4,420
Amortization of share-based incentive compensation					144,261					144,261	8,272	152,533
Dividend-equivalents					5,958	(5,991)				(33)	(2)	(35)
Class A common stock dividends						(32,855)				(32,855)		(32,855)
Purchase of Class A common stock								3,156,416	(126,237)	(126,237)		(126,237)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefits of $2,178					(282,956)			(5,664,049)	194,424	(88,532)	75	(88,457)
Repurchase of common membership interests from LAZ-MD Holdings					(751)					(751)	(43)	(794)
Class A common stock issued in exchange for Lazard Group common membership interests			728,385	7	(7)					–		–
Adjustment related to the change in Lazard Ltd’s ownership in Lazard Group					(1,580)					(1,580)		(1,580)
Distributions to noncontrolling interests, net										–	(7,054)	(7,054)
Adjustments related to noncontrolling interests					14,323		(205)			14,118	(14,118)	–

Balance – June 30, 2011	22,021	$–	120,426,322	$1,204	$642,269	$244,633	$(17,827)	4,339,875	$(159,763)	$710,516	$147,276	$857,792

(*)

Includes 119,697,936 and 120,426,321 shares of the Company’s Class A common stock issued at January 1, 2011 and June 30, 2011, respectively, and 1 share of the Company’s Class B common stock issued at each such date.

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2012

(UNAUDITED)

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2012	7,921	$–	123,009,312	$1,230	$659,013	$258,646	$(88,364)	3,492,017	$(104,382)	$726,143	$140,713	$866,856

Comprehensive income (loss):
Net income						56,373				56,373	6,845	63,218
Other comprehensive income (loss) - net of tax:
Currency translation adjustments							(2,004)			(2,004)	50	(1,954)
Amortization of interest rate hedge							500			500	27	527
Employee benefit plans:
Net actuarial loss							(5,747)			(5,747)	(307)	(6,054)
Adjustments for items reclassified to earnings							1,558			1,558	83	1,641

Comprehensive income										50,680	6,698	57,378

Business acquisitions and related equity transactions:
Class A common stock issued/issuable (including related amortization)					2,865					2,865	153	3,018
Amortization of share-based incentive compensation					144,766					144,766	7,720	152,486
Dividend-equivalents					7,277	(7,326)				(49)	(3)	(52)
Class A common stock dividends						(43,011)				(43,011)		(43,011)
Purchase of Class A common stock								5,706,592	(152,413)	(152,413)		(152,413)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $972					(119,757)			(2,808,832)	89,413	(30,344)	(49)	(30,393)
Class A common stock issued in exchange for Lazard Group common membership interests			186,701	2	(2)					–		–
Distributions to noncontrolling interests, net										–	(12,678)	(12,678)
Deconsolidation of investment companies										–	(14,783)	(14,783)
Adjustments related to noncontrolling interests					5,902		(114)			5,788	(5,788)	–

Balance – June 30, 2012	7,921	$–	123,196,013	$1,232	$700,064	$264,682	$(94,171)	6,389,777	$(167,382)	$704,425	$121,983	$826,408

(*)

Includes 123,009,311 and 123,196,012 shares of the Company’s Class A common stock issued at January 1, 2012 and June 30, 2012, respectively, and 1 share of the Company’s Class B common stock issued at each such date.

See notes to condensed consolidated financial statements.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

Lazard Ltd, a Bermuda holding company, and its subsidiaries (collectively referred to as “Lazard Ltd”, “Lazard”, “we” or the “Company”), including Lazard Ltd’s indirect investment in Lazard Group LLC, a Delaware limited liability company (collectively referred to, together with its subsidiaries, as “Lazard Group”), is one of the world’s preeminent financial advisory and asset management firms and has long specialized in crafting solutions to the complex financial and strategic challenges of our clients. We serve a diverse set of clients around the world, including corporations, partnerships, institutions, governments and individuals.

Lazard Ltd indirectly held approximately 94.9% and 94.8% of all outstanding Lazard Group common membership interests as of June 30, 2012 and December 31, 2011, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group, which is governed by an Operating Agreement dated as of May 10, 2005, as amended (the “Operating Agreement”). LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by Lazard Group’s current and former managing directors, held approximately 5.1% and 5.2% of the outstanding Lazard Group common membership interests as of June 30, 2012 and December 31, 2011, respectively. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”) which provided LAZ-MD Holdings with approximately 5.1% and 5.2% of the voting power but no economic rights in the Company as of such respective dates. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Lazard Ltd Class A common stock, par value $0.01 per share (“Class A common stock”).

Our sole operating asset is our indirect ownership of common membership interests of Lazard Group and our managing member interest of Lazard Group, whose principal operating activities are included in two business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”) and other strategic matters, restructurings, capital structure, capital raising and various other financial matters, and

•

Asset Management, which offers a broad range of investment solutions and investment management services in equity and fixed income strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients globally.

In addition, we record selected other activities in our Corporate segment, including management of cash, certain investments and the commercial banking activities of Lazard Group’s Paris-based Lazard Frères Banque SA (“LFB”). We also record outstanding indebtedness in our Corporate segment.

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

Basis of Presentation

The accompanying condensed consolidated financial statements of Lazard Ltd have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Ltd’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”). The accompanying December 31, 2011 condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that Lazard may undertake in the future, actual results may differ materially from the estimates. The consolidated results of operations for the three month and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for any future interim or annual period.

The condensed consolidated financial statements include Lazard Ltd, Lazard Group and Lazard Group’s principal operating subsidiaries: Lazard Frères & Co. LLC (“LFNY”), a New York limited liability company, along with its subsidiaries, including Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”); the French limited liability companies Compagnie Financière Lazard Frères SAS (“CFLF”) along with its subsidiaries, LFB and LFG, and Maison Lazard SAS and its subsidiaries; and Lazard & Co., Limited (“LCL”), through Lazard & Co., Holdings Limited (“LCH”), an English private limited company, together with their jointly owned affiliates and subsidiaries.

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

Receivables are stated net of an estimated allowance for doubtful accounts of $20,756 and $19,450 at June 30, 2012 and December 31, 2011, respectively, for past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. The Company recorded net bad debt expense (recoveries) of $(133) and $1,148 for the three month and six month periods ended June 30, 2012, respectively, and $2,463 and $3,430 for the three month and six month periods ended June 30, 2011, respectively. In addition, the Company recorded charge-offs, foreign currency translation and other adjustments, which resulted in a net increase (decrease) to the allowance for doubtful accounts of $(283) and $158 for the three month and six month periods ended June 30, 2012, respectively, and $(1,435) and $(1,922) for the three month and six month periods ended June 30, 2011, respectively. At June 30, 2012 and December 31, 2011, the Company had receivables deemed past due or uncollectible of $22,857 and $22,785, respectively.

4.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Debt	$20,270	$36,966

Equities (a)	212,314	156,053

Other:
Interests in alternative asset management funds (a)	36,500	20,610
Fixed income funds (a)	47,165	31,121
Private equity	113,991	122,718
Equity method investments	9,443	11,053

	207,099	185,502

Total	439,683	378,521
Less:
Interest-bearing deposits (included in “debt” above)	2,715	2,834
Equity method investments	9,443	11,053

Investments, at fair value	$427,525	$364,634

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$1,097	$4,282

(a)

Equities, interests in alternative asset management funds and fixed income funds include investments with fair values of $73,174, $3,512 and $20,237, respectively, at June 30, 2012 and $19,857, $2,256 and $5,212, respectively,

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

at December 31, 2011, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“Lazard Fund Interests”) and other similar deferred compensation arrangements. Lazard Fund Interests represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds (see Notes 6 and 13 of Notes to Condensed Consolidated Financial Statements).

Debt securities primarily consist of seed investments in Asset Management products and U.S. and non-U.S. government debt securities.

Equities primarily consist of (i) seed investments in Asset Management products, which in turn invest in marketable equity securities of large-, mid- and small-cap domestic, international and global companies and include investments in public and private asset management funds managed both by LAM and third-party asset managers and (ii) amounts relating to Lazard Fund Interests discussed above.

Interests in alternative asset management funds primarily consist of general partner (“GP”) interests in various Lazard-managed alternative asset management funds.

Fixed income funds primarily consist of (i) seed investments in Asset Management products, which invest in fixed income securities and (ii) amounts relating to Lazard Fund Interests discussed above.

Private equity investments include those owned by Lazard and those consolidated but not owned by Lazard. Private equity investments owned by Lazard are primarily comprised of investments in private equity funds. Such investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies, (ii) Corporate Partners II Limited (“CP II”), a private equity fund targeting significant noncontrolling-stake investments in established public and private companies, (iii) Edgewater Growth Capital Partners III, L.P. (“EGCP III”), a private equity fund primarily making equity and buyout investments in lower middle market companies, (iv) Lazard Senior Housing Partners LP (“Senior Housing”), which targets controlling interests in companies and assets in the senior housing, extended-stay hotel and shopping center sectors, and (v) Lazard Australia Corporate Opportunities Fund 2 (“COF 2”), a Lazard-managed Australian private equity fund.

Private equity investments consolidated but not owned by Lazard relate to the economic interests that are owned by the management team and other investors in the Edgewater Funds (“Edgewater”) which aggregated $19,932 and $18,502 at June 30, 2012 and December 31, 2011, respectively.

During the three month and six month periods ended June 30, 2012 and 2011, the Company recognized gross investment gains and losses in “revenue-other” on its condensed consolidated statements of operations as follows:

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2012	2011	2012	2011
Gross investment gains	$1,715	$8,830	$29,359	$15,205
Gross investment losses	$3,052	$2,235	$4,036	$3,251

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The table above includes gross unrealized investment gains and losses pertaining to “trading” securities as follows:
	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2012	2011	2012	2011
Gross unrealized investment gains	$373	$641	$1,418	$1,214
Gross unrealized investment losses	$1,721	$193	$1,721	$313

5.	FAIR VALUE MEASUREMENTS

Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

Level 1.	Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Lazard has the ability to access.

Level 2.	Assets and liabilities whose values are based on (i) quoted prices for similar assets or liabilities in an active market or quoted prices for identical or similar assets or liabilities in non-active markets, (ii) assets valued based on NAV or its equivalent redeemable at the measurement date or within the near term without redemption restrictions, or (iii) inputs other than quoted prices that are directly observable or derived principally from, or corroborated by, market data.

Level 3.	Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our own assumptions about the assumptions a market participant would use in pricing the asset or liability. Items included in Level 3 include securities or other financial assets whose volume and level of activity have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis, as well as assets valued based on NAV or its equivalent, but not redeemable within the near term as a result of redemption restrictions.

The Company’s investments in U.S. and non-U.S. Government and other debt securities are considered Level 1 assets when their respective fair values are based on unadjusted quoted prices in active markets and are considered Level 2 assets when their fair values are primarily based on prices as provided by external pricing services.

The fair value of equities is principally classified as Level 1, Level 2 or Level 3 as follows: marketable equity securities are classified as Level 1 and are valued based on the last trade price on the primary exchange for that security; public asset management funds are classified as Level 1 and are valued based on the reported closing price for the fund; investments in private asset management funds redeemable in the near term are classified as Level 2 and valued at NAV or its equivalent, which is primarily determined based on information provided by fund managers and, secondarily, from external pricing services to the extent managed by LAM; and Level 3 represents equities valued based on NAV or its equivalent that are not redeemable within the near term.

The fair value of interests in alternative asset management funds is classified as either Level 2 or Level 3 depending on the time frame of any applicable redemption restriction, and is valued at NAV or its equivalent, which is primarily determined based on information provided by fund managers and, secondarily, from external pricing services to the extent managed by LAM.

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

The fair value of private equity investments is classified as Level 3, and is primarily based on NAV or its equivalent. Such investments are not redeemable within the near term.

The fair values of derivatives entered into by the Company are classified as Level 2 and are based on the values of the related underlying assets, indices or reference rates as follows - the fair value of forward foreign currency exchange rate contracts is a function of the spot rate and the interest rate differential of the currency from the trade date to settlement date; the fair value of equity and fixed income swaps is based on the change in fair values of the related underlying equity security, financial instrument or index and a specified notional holding; the fair values of interest rate swaps are based on the interest rate yield curve; and the fair value of derivative liabilities related to Lazard Fund Interests and other similar deferred compensation arrangements is based on the value of the underlying investments, adjusted for estimated forfeitures.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables present the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 into the three-level fair value hierarchy in accordance with fair value measurement disclosure requirements:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding interest-bearing deposits)	$13,302	$4,253	$–	$17,555
Equities	168,187	43,936	191	212,314
Other (excluding equity method investments):
Interests in alternative asset management funds	–	31,884	4,616	36,500
Fixed income funds	33,211	13,954	–	47,165
Private equity	–	–	113,991	113,991
Derivatives	–	4,449	–	4,449

Total	$214,700	$98,476	$118,798	$431,974

Liabilities:
Securities sold, not yet purchased	$1,097	$–	$–	$1,097
Derivatives	–	87,495	–	87,495

Total	$1,097	$87,495	$–	$88,592

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding interest-bearing deposits)	$17,111	$17,021	$–	$34,132
Equities	115,380	37,332	3,341	156,053
Other (excluding equity method investments):
Interests in alternative asset management funds	–	13,569	7,041	20,610
Fixed income funds	27,539	3,582	–	31,121
Private equity	–	–	122,718	122,718
Derivatives	–	7,131	–	7,131

Total	$160,030	$78,635	$133,100	$371,765

Liabilities:
Securities sold, not yet purchased	$4,282	$–	$–	$4,282
Derivatives	–	30,713	–	30,713

Total	$4,282	$30,713	$–	$34,995

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month and six month periods ended June 30, 2012 and 2011.

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the three month and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$227	$5	$–	$(30)	$(11)	$191
Interests in alternative asset management funds	5,905	(38)	10	(1,261)	–	4,616
Private equity	116,563	4,786	56	(4,873)	(2,541)	113,991

Total Level 3 Assets	$122,695	$4,753	$66	$(6,164)	$(2,552)	$118,798

	Six Months Ended June 30, 2012
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$3,341	$5	$10	$(3,160)	$(5)	$191
Interests in alternative asset management funds	7,041	89	10	(2,524)	–	4,616
Private equity	122,718	12,350	2,752	(22,745)	(1,084)	113,991

Total Level 3 Assets	$133,100	$12,444	$2,772	$(28,429)	$(1,089)	$118,798

	Three Months Ended June 30, 2011
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$129	$3	$–	$–	$3	$135
Private equity	171,487	3,545	922	(2,052)	802	174,704

Total Level 3 Assets	$171,616	$3,548	$922	$(2,052)	$805	$174,839

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	Six Months Ended June 30, 2011
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$316	$3	$–	$(195)	$11	$135
Private equity	163,482	3,824	13,075	(9,160)	3,483	174,704

Total Level 3 Assets	$163,798	$3,827	$13,075	$(9,355)	$3,494	$174,839

(a) Earnings for the three month and six month periods ended June 30, 2012 and three month and six month periods ended June 30, 2011 include net unrealized gains of $3,483, $9,563, $3,538 and $3,817, respectively.

Fair Value of Certain Investments Based on NAV—The Company’s Level 2 and Level 3 investments at June 30, 2012 and December 31, 2011 include certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value. Information with respect thereto was as follows:

	June 30, 2012
			% of	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments	Fair Value Not Redeemable	% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Equity funds	$43,908	$–	2%	1%	0%	1%	Quarterly	60 Days
Interests in alternative asset management funds	36,500	–	0%	0%	0%	0%	Quarterly	>90 Days
Fixed income funds	13,954	–	0%	0%	0%	0%	Monthly	60 Days
Private equity funds	112,392	35,726	100%	25%	35%	40%	NA	NA

Total	$206,754	$35,726

	December 31, 2011
			% of	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments	Fair Value Not Redeemable	% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Equity funds	$40,512	$–	2%	1%	0%	1%	Quarterly	60 Days
Interests in alternative asset management funds	20,600	–	0%	0%	0%	0%	Quarterly	>90 Days
Fixed income funds	3,582	–	0%	0%	0%	0%	Monthly	60 Days
Private equity funds	121,276	52,197	100%	33%	28%	39%	NA	NA

Total	$185,970	$52,197

Investment Capital Funding Commitments—At June 30, 2012, the current maximum unfunded commitments by the Company for capital contributions to investment funds related to (i) CP II, amounting to $2,124 for potential “follow-on investments” and/or for fund expenses through the earlier of February 25, 2017

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

or the liquidation of the fund, (ii) EGCP III, amounting to $25,673 through the earlier of October 12, 2016 (i.e., the end of the investment period) for investments and/or expenses (with a portion of the undrawn amount of such commitment as of that date remaining committed until October 12, 2023 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund and (iii) COF 2, amounting to $7,929, through the earlier of November 11, 2016 (i.e., the end of the investment period) for investments and/or fund expenses (with a portion of the undrawn amount of such commitment as of that date remaining committed until November 11, 2019 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund.

6.	DERIVATIVES

The Company enters into forward foreign currency exchange rate contracts, interest rate swaps, interest rate futures, equity and fixed income swaps and other derivative contracts to hedge exposures to fluctuations in currency exchange rates, interest rates and equity and debt markets. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value, and are included in “other assets” and “other liabilities” on the consolidated statements of financial condition. Gains and losses on the Company’s derivative instruments not designated as hedging instruments are included in “interest income” and “interest expense”, respectively, or “revenue-other”, depending on the nature of the underlying item, on the consolidated statements of operations.

In addition to the derivative instruments described above, the Company records derivative liabilities relating to its obligations pertaining to Lazard Fund Interests awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures, and is included in “accrued compensation and benefits” in the consolidated statements of financial condition. Changes in the fair value of the derivative liabilities are included in “compensation and benefits” in the consolidated statements of operations, the impact of which equally offsets the changes in the fair value of investments which are currently expected to be delivered upon settlement of Lazard Fund Interests awards, which is reported in “revenue-other” in the consolidated statements of operations.

The table below represents the fair values of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to Lazard Fund Interests and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 13 of Notes to Condensed Consolidated Financial Statements) on the accompanying condensed consolidated statements of financial condition as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Derivative Assets:
Forward foreign currency exchange rate contracts	$1,084	$4,245
Equity and fixed income swaps and other	3,365	2,886

Total	$4,449	$7,131

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	June 30,	December 31,
	2012	2011
Derivative Liabilities:
Forward foreign currency exchange rate contracts	$1,491	$445
Interest rate swaps	247	277
Equity and fixed income swaps	116	91
Lazard Fund Interests and other similar deferred compensation arrangements (see Note 13)	85,641	29,900

Total	$87,495	$30,713

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to Lazard Fund Interests and other similar deferred compensation arrangements (reported in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2012 and 2011, by type of derivative, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Forward foreign currency exchange rate contracts	$4,051	$(3,139)	$2,129	$(9,397)
Equity and fixed income swaps and other	3,630	(432)	(6,625)	(2,721)
Lazard Fund Interests and other similar deferred compensation arrangements	2,856	–	89	–

Total	$10,537	$(3,571)	$(4,407)	$(12,118)

7.	BUSINESS ACQUISITIONS

On July 15, 2009, the Company established a private equity business with Edgewater. Edgewater manages funds primarily focused on buy-out and growth equity investments in middle market companies. The acquisition was structured as a purchase by Lazard Group of interests in a holding company that in turn owns interests in the general partner and management company entities of the current Edgewater private equity funds (the “Edgewater Acquisition”). Following the Edgewater Acquisition, Edgewater’s management team retained a substantial economic interest in such entities. Edgewater’s activities are recorded in the Company’s Asset Management segment.

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

In prior years, the Company made certain other business acquisitions. These purchases were effected through an exchange of a combination of cash, Class A common stock, and by Lazard Ltd issuing shares of non-participating convertible Series A and Series B preferred stock, which were each convertible into Class A common stock. In connection with such acquisitions, as of both June 30, 2012 and December 31, 2011, 47,474 shares of Class A common

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

stock were issuable on a non-contingent basis. At June 30, 2012, no shares of Series A preferred stock were convertible into shares of Class A common stock on a contingent or a non-contingent basis. See Note 12 of Notes to Condensed Consolidated Financial Statements for additional information relating to preferred stock.

8.	PROPERTY-NET

At June 30, 2012 and December 31, 2011 property-net consists of the following:

	Estimated Depreciable Life in Years	June 30, 2012	December 31, 2011
Buildings	33	$158,939	$164,168
Leasehold improvements	5 - 20	167,957	159,191
Furniture and equipment	3 - 10	108,025	85,396
Construction in progress		25,058	26,347

Total		459,979	435,102
Less – Accumulated depreciation and amortization		261,690	266,673

Property-net		$198,289	$168,429

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at June 30, 2012 and December 31, 2011 are presented below:

	June 30,	December 31,
	2012	2011
Goodwill	$360,993	$356,657
Other intangible assets (net of accumulated amortization)	33,175	36,442

Total	$394,168	$393,099

At June 30, 2012 and December 31, 2011, goodwill of $296,452 and $292,116, respectively, was attributable to the Company’s Financial Advisory segment and, at such respective dates, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the six month periods ended June 30, 2012, and 2011 are as follows:

	Six Months Ended June 30,
	2012	2011
Balance, January 1	$356,657	$313,229
Business acquisitions	4,272	–
Foreign currency translation adjustments	64	7,182

Balance, June 30	$360,993	$320,411

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The gross cost and accumulated amortization of other intangible assets as of June 30, 2012 and December 31, 2011, by major intangible asset category, are as follows:

	June 30, 2012			December 31, 2011
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/performance fees	$30,740	$8,510	$22,230	$30,740	$7,122	$23,618
Management fees, customer relationships and non-compete agreements	33,035	22,090	10,945	32,624	19,800	12,824

Total	$63,775	$30,600	$33,175	$63,364	$26,922	$36,442

Amortization expense of intangible assets for the three month and six month periods ended June 30, 2012 was $2,560 and $3,678, respectively, and for the three month and six month periods ended June 30, 2011 was $1,706 and $3,180, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Future Amortization Expense (a)
2012 (July 1 through December 31)	$2,641
2013	9,372
2014	8,901
2015	6,953
2016	5,308

Total	$33,175

(a)	Approximately 45% of intangible asset amortization is attributable to a noncontrolling interest.

10.	SENIOR DEBT

Senior debt is comprised of the following as of June 30, 2012 and December 31, 2011:

	Initial Principal Amount		Annual Interest Rate	Outstanding As Of
		Maturity Date		June 30, 2012	December 31, 2011

Lazard Group 7.125% Senior Notes	$550,000	5/15/15	7.125%	$528,500	$528,500
Lazard Group 6.85% Senior Notes	600,000	6/15/17	6.85%	548,350	548,350
Lazard Group Credit Facility	150,000	4/29/13	1.92%	–	–

Total				$1,076,850	$1,076,850

Lazard Group has in place a $150,000, three-year senior revolving credit facility with a group of lenders (the “Credit Facility”), which expires in April, 2013. Interest rates under the Credit Facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of June 30, 2012, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 1.92%. At June 30, 2012 and December 31, 2011, no amounts were outstanding under the Credit Facility.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The Credit Facility, as amended, contains customary terms and conditions, including certain financial covenants. In addition, the Credit Facility, as well as the indenture and the supplemental indentures relating to Lazard Group’s senior notes, contain certain covenants, events of default and other customary provisions, including, where applicable, a customary make-whole provision in the event of early redemption. As of June 30, 2012, the Company was in compliance with all of these provisions. All of the Company’s senior debt obligations are unsecured.

As of June 30, 2012, the Company had approximately $299,000 in unused lines of credit available to it, including the Credit Facility, and unused lines of credit available to LFB of approximately $88,000 (at June 30, 2012, exchange rates) and Edgewater of $55,000. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

The Company’s senior debt at June 30, 2012 and December 31, 2011 is recorded at historical amounts. At those dates, the fair value of such senior debt outstanding was approximately $1,186,000 and $1,138,000, respectively, and exceeded the aggregate carrying value by approximately $109,000 and $61,000, respectively. The fair value of the Company’s senior debt was estimated using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements or based on market quotations, where available. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

11.	COMMITMENTS AND CONTINGENCIES

Leases—The Company has various leases and other contractual commitments arising in the ordinary course of business. In the opinion of management, the fulfillment of such commitments, in accordance with their terms, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At June 30, 2012, LFB had approximately $5,000 of such indemnifications and held approximately $4,000 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the consolidated statement of financial condition.

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. Such commitments at June 30, 2012 aggregated approximately $22,000. These commitments have varying expiration dates and are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level. These commitments may not represent future cash requirements as they may expire without being drawn upon.

See Notes 5, 7 and 14 of Notes to Condensed Consolidated Financial Statements for information regarding commitments relating to investment capital funding commitments, business acquisitions and obligations to fund our pension plans, respectively.

The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, LFB enters into underwriting commitments in which it participates as a joint underwriter. The settlement of such transactions are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations. At June 30, 2012, LFB had no such underwriting commitments.

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

During the six month periods ended June 30, 2012 and 2011, Lazard Group distributed the following amounts to LAZ-MD Holdings and the subsidiaries of Lazard Ltd (none of which related to tax distributions):

	Six Months Ended June 30,
	2012	2011
LAZ-MD Holdings	$2,416	$2,174
Subsidiaries of Lazard Ltd	43,011	32,855

Total	$45,427	$35,029

Pursuant to the Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments, as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.

Exchange of Lazard Group Common Membership Interests— During the six month periods ended June 30, 2012 and 2011, Lazard Ltd issued 186,701 and 728,385 shares of Class A common stock, respectively, in connection with the exchange of a like number of Lazard Group common membership interests (received from members of LAZ-MD Holdings in exchange for a like number of LAZ-MD Holdings exchangeable interests).

See “Noncontrolling Interests” below for additional information regarding Lazard Ltd’s and LAZ-MD Holdings’ ownership interests in Lazard Group.

Share Repurchase Program—In February 2011, October 2011 and April 2012, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, the repurchase of up to $250,000, $125,000 and $125,000, respectively, in aggregate cost of Class A common stock and Lazard Group common membership interests through December 31, 2012, December 31, 2013 and December 31, 2013, respectively. The Company’s prior

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

share repurchase authorizations expired on December 31, 2009 and December 31, 2011. The Company expects that the share repurchase program, with respect to the Class A common stock, will continue to be used, among other ways, to offset a portion of the shares that have been or will be issued under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”). Pursuant to such authorizations, purchases have been made in the open market or through privately negotiated transactions. During the six month period ended June 30, 2012, the Company purchased 5,706,592 shares of Class A common stock, at an aggregate cost of $152,413 (no Lazard Group common membership interests were purchased during such six month period).

As of June 30, 2012, $184,730 of the current aggregate share repurchase amount authorized as of such date remained available under the share repurchase program, all of which expires on December 31, 2013. In addition, under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of restricted stock units (“RSUs”), shares of Class A common stock may be withheld by the Company to cover the recipient’s estimated income tax liability (see Note 13 of Notes to Condensed Consolidated Financial Statements).

During the first half of 2012, the Company had written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 in place, pursuant to which it effected stock repurchases through the open market.

Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A preferred stock and Series B preferred stock. The Series A and Series B preferred shares are each non-participating securities that are or were each convertible into Class A common stock, and have no voting or dividend rights. As of both June 30, 2012 and December 31, 2011, 7,921 shares of Series A preferred stock were outstanding, and no shares of Series B preferred stock were outstanding at such respective dates.

Accumulated Other Comprehensive Income (Loss), Net of Tax (“AOCI”)—The components of AOCI at June 30, 2012 and December 31, 2011 are as follows:

	June 30,	December 31,
	2012	2011
Currency translation adjustments	$1,765	$3,719
Interest rate hedge	(3,030)	(3,557)
Employee benefit plans	(97,050)	(92,637)

Total AOCI	(98,315)	(92,475)
Less amount attributable to noncontrolling interests	(4,144)	(4,111)

Total Lazard Ltd AOCI	$(94,171)	$(88,364)

Noncontrolling Interests—Noncontrolling interests principally represent interests held in (i) Lazard Group by LAZ-MD Holdings and (ii) Edgewater’s management vehicles that the Company is deemed to control, but does not own.

As of June 30, 2012 and December 31, 2011, LAZ-MD Holdings held approximately 5.1% and 5.2%, respectively, of the outstanding Lazard Group common membership interests. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Class A common stock.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables summarize the changes in ownership interests in Lazard Group held by Lazard Ltd and LAZ-MD Holdings during the six month periods ended June 30, 2012, and 2011:

	Lazard Ltd		LAZ-MD Holdings		Total Lazard Group Common Membership Interests
	Common Membership Interests	% Ownership	Common Membership Interests	% Ownership

Balance, January 1, 2011	119,697,936	94.0%	7,652,625	6.0%	127,350,561
Activity January 1, 2011 to June 30, 2011:
Common membership interest activity in connection with:
Exchanges for Class A common stock	728,385		(728,385)		–
Repurchase of common membership interests from LAZ-MD Holdings	–		(19,032)		(19,032)

Balance, June 30, 2011	120,426,321	94.6%	6,905,208	5.4%	127,331,529

Balance, January 1, 2012	123,009,311	94.8%	6,756,779	5.2%	129,766,090
Activity January 1, 2012 to June 30, 2012:
Common membership interest activity in connection with:
Exchanges for Class A common stock	186,701		(186,701)		–

Balance, June 30, 2012	123,196,012	94.9%	6,570,078	5.1%	129,766,090

The change in Lazard Ltd’s ownership in Lazard Group in the six month periods ended June 30, 2012 and 2011 did not materially impact Lazard Ltd’s stockholders’ equity.

The tables below summarize net income attributable to noncontrolling interests for the three month and six month periods ended June 30, 2012 and 2011 and noncontrolling interests as of June 30, 2012 and December 31, 2011 in the Company’s accompanying condensed consolidated financial statements:

	Net Income (Loss) Attributable To Noncontrolling Interests
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
LAZ-MD Holdings	$1,694	$4,012	$3,019	$7,746
Edgewater	1,698	5,882	3,872	6,905
Other	(51)	(332)	(46)	(113)

Total	$3,341	$9,562	$6,845	$14,538

	Noncontrolling Interests As Of
	June 30, 2012	December 31, 2011
LAZ-MD Holdings	$34,506	$31,954
Edgewater	86,235	91,713
Other	1,242	17,046

Total	$121,983	$140,713

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Dividend Declared, July, 2012—On July 25, 2012, the Board of Directors of Lazard Ltd declared a quarterly dividend of $0.20 per share on its Class A common stock, payable on August 24, 2012, to stockholders of record on August 6, 2012.

13.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2005 Plan and 2008 Plan and activity with respect thereto during the six month periods ended June 30, 2012 and 2011 is presented below.

Shares Available Under the 2005 Plan and 2008 Plan

The 2005 Plan authorizes the issuance of up to 25,000,000 shares of Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards. Each stock unit or similar award granted under the 2005 Plan represents a contingent right to receive one share of Class A common stock, at no cost to the recipient. The fair value of such awards is generally determined based on the closing market price of Class A common stock on the day prior to the date of grant.

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

The following is a summary of the impact of share-based incentive plans on “compensation and benefits” expense within the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Share-based incentive compensation:
RSUs	$63,428	$57,552	$145,319	$142,410
Deferred stock units (“DSUs”)	1,218	1,068	1,288	1,124
Restricted stock	1,704	356	5,879	8,999

Total	$66,350	$58,976	$152,486	$152,533

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

RSUs issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the six month periods ended June 30, 2012 and 2011, issuances of RSUs pertaining to such dividend participation rights and respective charges to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”) consisted of the following:

	Six Months Ended June 30,
	2012	2011
Number of RSUs issued	310,756	140,613
Charges to retained earnings, net of estimated forfeitures	$7,277	$5,337

Non-Executive members of the Board of Directors receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 49,735 and 26,859 DSUs granted during the six month periods ended June 30, 2012 and 2011, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Director’s Fee Deferral Unit Plan described below. DSUs are convertible into Class A common stock at the time of cessation of service to the Board, and, for purposes of calculating diluted net income per share, are included in the diluted weighted average shares of Class A common stock outstanding using the “treasury stock” method. DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock, and resulted in nominal cash payments for the six month periods ended June 30, 2012 and 2011.

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the 2005 Plan in lieu of some or all of their cash fees. The number of DSUs that will be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. During the six month periods ended June 30, 2012 and 2011, 5,489 and 2,942 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity relating to RSUs and DSUs during the six month periods ended June 30, 2012 and 2011:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2012	20,751,829	$36.84	140,660	$34.83
Granted (including 310,756 RSUs relating to dividend participation)	7,847,541	$27.51	55,224	$23.32
Forfeited	(311,601)	$35.46	–	–
Vested	(3,631,932)	$33.83	–	–

Balance, June 30, 2012	24,655,837	$34.32	195,884	$31.58

Balance January 1, 2011	22,108,635	$35.67	121,737	$34.46
Granted (including 140,613 RSUs relating to dividend participation)	6,309,310	$44.93	29,801	$37.72
Forfeited	(223,365)	$37.90	–	–
Vested	(7,616,386)	$39.21	(16,120)	$34.76

Balance, June 30, 2011	20,578,194	$37.18	135,418	$35.14

In connection with RSUs which vested during the six month periods ended June 30, 2012 and 2011, the Company satisfied certain employees’ tax obligations in lieu of issuing 967,828 and 2,226,829 shares of Class A common stock in the respective six month periods. Accordingly, 2,664,104 and 5,389,557 shares of Class A common stock held by the Company were delivered during the six month periods ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $311,000, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.4 years subsequent to June 30, 2012. The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the six month periods ended June 30, 2012 and 2011:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2012	95,332	$37.63
Granted/Exchanged	577,323	$29.25
Forfeited	(18,921)	$29.51
Vested	(131,743)	$28.63

Balance, June 30, 2012	521,991	$30.93

Balance, January 1, 2011	95,332	$37.63
Granted	327,238	$43.70
Vested	(327,238)	$43.70

Balance, June 30, 2011	95,332	$37.63

In connection with shares of restricted Class A common stock that vested during the six month periods ended June 30, 2012 and 2011, the Company satisfied certain employees’ tax obligations in lieu of delivering 28,129 and 68,866 shares of Class A common stock during the respective periods. Accordingly, 103,614 and 258,372 shares of Class A common stock held by the Company were delivered during the respective six month periods.

The awards include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At June 30, 2012, unrecognized restricted stock expense was approximately $10,000, with such expense to be recognized over a weighted average period of approximately 1.9 years subsequent to June 30, 2012.

For purposes of calculating diluted net income per share, such awards are included in the diluted weighted average shares of Class A common stock outstanding using the “treasury stock” method.

Lazard Fund Interests and Other Similar Deferred Compensation Arrangements

Commencing in February 2011, the Company granted to eligible employees Lazard Fund Interests. In connection with the Lazard Fund Interests and other similar deferred compensation arrangements, which generally require future service as a condition for vesting, the Company recorded a prepaid compensation asset and a corresponding compensation liability on the grant date based upon the fair value of the award. The prepaid asset is amortized on a straight-line basis over the applicable vesting periods or requisite service periods, and is charged to “compensation and benefits” expense within the Company’s consolidated statement of operations. Lazard Fund Interests and similar deferred compensation arrangements that do not require future service are expensed immediately. The related compensation liability is accounted for at fair value as a derivative liability, which contemplates the impact of estimated forfeitures, and is adjusted for changes in fair value primarily related to changes in value of the underlying investments. Such changes in the fair value of the derivative liability are recorded to “compensation and benefits” expense within the Company’s consolidated statements of operations,

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

the impact of which equally offsets the changes in fair value of investments which are currently expected to be delivered upon settlement of Lazard Fund Interests awards, which is reported in “revenue-other” in the consolidated statement of operations (see Note 6 of Notes to Condensed Consolidated Financial Statements).

The following is a summary of activity relating to Lazard Fund Interests and other similar deferred compensation arrangements during the six month period ended June 30, 2012:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2012	$17,782	$29,900
Granted	64,631	64,631
Settled	–	(8,641)
Forfeited	(1,008)	(993)
Amortization (including grants of awards to retirement-eligible recipients)	(16,985)	–
Decrease in fair value	–	(89)
Other	979	833

Balance, June 30, 2012	$65,399	$85,641

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 2.1 years subsequent to June 30, 2012.

The following is a summary of the impact of Lazard Fund Interests and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amortization (including grants of awards to retirement-eligible recipients)	$10,800	$2,413	$16,985	$5,054
Change in fair value of compensation liability	(2,856)	–	(89)	–

Total	$7,944	$2,413	$16,896	$5,054

14.	EMPLOYEE BENEFIT PLANS

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Management also evaluates from time to time whether to make voluntary contributions to the plans. The Company made a contribution to the U.S. pension plans during the six month period ended June 30, 2012 of approximately $700.

On April 30, 2012, the Company and the Trustees of the U.K. pension plans concluded the December 31, 2010 triennial valuations of the plans. In connection with such valuations and a previously negotiated agreement with the Trustees, the Company and the Trustees agreed upon pension funding terms (the “agreement”) (which superseded the terms of an agreement reached in June 2009 with respect to the previous triennial valuation as of December 31, 2007) whereby the Company: (i) made a contribution in December 2011 to the plans of 2.3 million British pounds ($3,687 at December 31, 2011 exchange rates) from a previously established escrow account, (ii) will make contributions of 1 million British pounds during each year from 2012 through 2020 inclusive and (iii) amended the previous escrow arrangement into an account security arrangement covering 10.2 million British pounds, committing to make annual contributions of 1 million British pounds into such account security arrangement during each year from 2014 through 2020. It was further agreed that, to the extent that the value of the plans’ assets falls short of the funding target for June 1, 2020 that has been agreed upon with the Trustees, the assets from the account security arrangement would be released into the plans at that date. Additionally, the Company agreed to fund the expenses of administering the plans, including certain regulator levies and the cost of other professional advisors to the plans. The terms of the agreement are subject to adjustment based on the results of subsequent triennial valuations. The aggregate amount in the account security arrangement at June 30, 2012 of approximately $16,000 has been recorded in “cash deposited with clearing organizations and other segregated cash” on the accompanying condensed consolidated statement of financial condition. Income on the escrow balance accretes to the Company and is recorded in interest income.

During the six month period ended June 30, 2012, the Company contributed 1 million British pounds ($1,576 at June 30, 2012 exchange rates) to these U.K. pension plans, and no contributions were made to other non-U.S. pension plans.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the components of net periodic benefit cost for the three month and six month periods ended June 30, 2012 and 2011:

	Pension Plans		Post-Retirement Medical Plans
	Three Months Ended June 30,
	2012	2011	2012	2011
Components of Net Periodic Benefit Cost:
Service cost	$166	$169	$19	$19
Interest cost	6,885	7,092	52	69
Expected return on plan assets	(6,622)	(7,644)	–	–
Amortization of:
Prior service cost	687	762	–	–
Net actuarial loss	420	66	–	–
Settlement loss (a)	886	–	–	–

Net periodic benefit cost	$2,422	$445	$71	$88

	Pension Plans		Post-Retirement Medical Plans
	Six Months Ended June 30,
	2012	2011	2012	2011
Components of Net Periodic Benefit Cost:
Service cost	$338	$332	$30	$34
Interest cost	13,787	14,159	105	139
Expected return on plan assets	(13,294)	(15,266)	–	–
Amortization of:
Prior service cost	1,388	1,502	–	–
Net actuarial loss	831	129	–	–
Settlement loss (a)	886	–	–	–

Net periodic benefit cost	$3,936	$856	$135	$173

(a) During the three month period ended June 30, 2012, the Company’s pension plans in the U.S. made lump sum benefit payments in excess of the plans’ annual service and interest costs, which, under U.S. GAAP, requires that the plans’ obligations and assets be remeasured. The remeasurement of the plans resulted in the recognition of actuarial losses totaling $1,935 recorded in “other comprehensive income (loss), net of tax” (“OCI”), which, combined with a settlement loss of $886 recognized in “compensation and benefits” expense, resulted in a net charge to OCI of $1,049.

15.	INCOME TAXES

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The Company recorded income tax provisions of $10,371 and $19,138 for the three month and six month periods ended June 30, 2012, respectively, and $17,636 and $31,099 for the three month and six month periods ended June 30, 2011, respectively, representing effective tax rates of 23.3%, 23.2%, 19.8% and 19.1%, respectively. The difference between the U.S. federal statutory rate of 35.0% and the effective tax rates reflected above principally relates to (i) Lazard Group primarily operating as a limited liability company in the U.S., (ii) foreign source income (loss) not subject to U.S. income taxes, (iii) Lazard Group’s income from U.S. operations attributable to noncontrolling interests and (iv) U.S. state and local taxes (primarily UBT), which are incremental to the U.S. federal statutory tax rate.

Substantially all of Lazard’s foreign operations are conducted in “pass-through” entities for U.S. income tax purposes and the Company provides for U.S. income taxes on a current basis for substantially all of those earnings. The repatriation of prior earnings attributable to “non-pass-through” entities would not result in the recognition of a material amount of additional U.S. income taxes.

Tax Receivable Agreement

The redemption of historical partner interests in connection with the Company’s separation and recapitalization that occurred in May 2005 and subsequent exchanges of LAZ-MD Holdings exchangeable interests for shares of Class A common stock have resulted, and future exchanges of LAZ-MD Holdings exchangeable interests for shares of Class A common stock may result, in increases in the tax basis of the tangible and intangible assets of Lazard Group. The tax receivable agreement dated as of May 10, 2005 with LFCM Holdings LLC (“LFCM Holdings”) requires the Company to pay LFCM Holdings 85% of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of the above-mentioned increases in tax basis. The Company calculates this provision annually and includes such amounts in operating expenses on its consolidated statements of operations once the results of operations for the full year are known. As a result, there is no provision for such payments in the six month periods ended June 30, 2012 and 2011. If any provision is required pursuant to the tax receivable agreement, such amount would be fully offset by a reduction in the Company’s income tax expense.

16.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

The Company’s basic and diluted net income per share calculations for the three month and six month periods ended June 30, 2012 and 2011 are computed as described below.

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

The calculations of the Company’s basic and diluted net income per share and weighted average shares outstanding for the three month and six month periods ended June 30, 2012 and 2011 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to Lazard Ltd	$30,821	$62,004	$56,373	$117,011
Add - adjustment associated with Class A common stock issuable on a non-contingent basis	2	103	2	199

Net income attributable to Lazard Ltd - basic	30,823	62,107	56,375	117,210
Add - dilutive effect, as applicable, of:
Adjustments to income relating to interest expense and changes in net income attributable to noncontrolling interests resulting from assumed Class A common stock issuances in connection with share-based incentive compensation, convertible debt in 2011, convertible preferred stock and exchangeable interests, net of tax	1,686	4,649	2,876	9,074

Net income attributable to Lazard Ltd - diluted	$32,509	$66,756	$59,251	$126,284

Weighted average number of shares of Class A common stock outstanding	117,478,380	115,326,051	118,079,120	113,503,750
Add - adjustment for shares of Class A common stock issuable on a non-contingent basis	756,940	3,781,335	653,311	3,717,320

Weighted average number of shares of Class A common stock outstanding - basic	118,235,320	119,107,386	118,732,431	117,221,070
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of Class A common stock issuable from share-based incentive compensation, convertible debt in 2011, convertible preferred stock and exchangeable interests	16,401,615	20,240,547	16,883,126	21,748,193

Weighted average number of shares of Class A common stock outstanding - diluted	134,636,935	139,347,933	135,615,557	138,969,263

Net income attributable to Lazard Ltd per share of Class A common stock:
Basic	$0.26	$0.52	$0.47	$1.00

Diluted	$0.24	$0.48	$0.44	$0.91

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

17.	RELATED PARTIES

Amounts receivable from, and payable to, related parties are set forth below:

	June 30, 2012	December 31, 2011
Receivables
LFCM Holdings	$10,416	$14,790
Other	3,686	3,711

Total	$14,102	$18,501

Payables
LFCM Holdings	$ 6,189	$ 4,850
Other	891	1,225

Total	$ 7,080	$ 6,075

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

For the three month and six month periods ended June 30, 2012, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $702 and $1,515, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $3,552 and $4,366, respectively. For the three month and six month periods ended June 30, 2011, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $578 and $1,192, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $6,200 and $13,147, respectively. Amounts relating to the administrative services agreement are reported as reductions to operating expenses. Net referral fees for underwriting transactions under the business alliance agreement are reported in “revenue-other”. Net referral fees for private placement, M&A and restructuring transactions under the business alliance agreement are reported in advisory fee revenue.

Receivables from LFCM Holdings and its subsidiaries as of June 30, 2012 and December 31, 2011 include $3,825 and $11,862, respectively, related to administrative and support services, and other receivables which include sublease income and reimbursement of expenses incurred on behalf of LFCM Holdings, and $6,591 and

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

$2,928, respectively, related to referral fees for underwriting and private placement transactions. Payables to LFCM Holdings and its subsidiaries at June 30, 2012 and December 31, 2011 consist of $6,189 and $2,060, respectively, principally relating to certain advances and referral fees for Financial Advisory transactions and, at December 31, 2011, obligations pursuant to the tax receivable agreement of $2,790 (see Note 15 of Notes to Condensed Consolidated Financial Statements).

Other

Other receivables and payables at June 30, 2012 and December 31, 2011 primarily relate to referral fees for restructuring and M&A transactions with MBA Lazard Holdings S.A. and its affiliates, an Argentina-based group in which the Company has a 50% ownership interest, and a related party loan.

LAZ-MD Holdings

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the three month and six month periods ended June 30, 2012, such charges amounted to $187 and $375, respectively. For the three month and six month periods ended June 30, 2011, such charges amounted to $187 and $375, respectively.

18.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At June 30, 2012, LFNY’s regulatory net capital was $74,299, which exceeded the minimum requirement by $68,933.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Services Authority. At June 30, 2012, the aggregate regulatory net capital of the U.K. Subsidiaries was $130,437, which exceeded the minimum requirement by $106,893.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel for its banking activities conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), are subject to regulation and supervision by the Autorité des Marchés Financiers. At June 30, 2012, the consolidated regulatory net capital of CFLF was $168,117, which exceeded the minimum requirement set for regulatory capital levels by $75,989.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At June 30, 2012, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $107,826, which exceeded the minimum required capital by an aggregate of $84,178.

At June 30, 2012, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Lazard Ltd had been subject to supervision by the SEC as a Supervised Investment Bank Holding Company (“SIBHC”). As a SIBHC, Lazard Ltd was subject to group-wide supervision, which required it to compute allowable capital and risk allowances on a consolidated basis. However, pursuant to Section 617 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the SEC’s SIBHC program was eliminated on July 21, 2011. Pursuant to relevant rules in the European Union, Lazard Ltd is required to be supervised by another regulatory body, either in the U.S., by the Board of Governors of the Federal Reserve, or the European Union, which we are examining. The Dodd-Frank Act and the rules and regulations that may be adopted thereunder (including regulations that have not yet been proposed) could have other effects on us. We continue to monitor the process as such rules are proposed and adopted.

19.	SEGMENT INFORMATION

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

The Company’s segment information for the three month and six month periods ended June 30, 2012 and 2011 is prepared using the following methodology:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Financial Advisory
	Net Revenue	$242,624	$249,191	$519,820	$478,036
	Operating Expenses	231,200	214,217	481,097	427,783

	Operating Income	$11,424	$34,974	$38,723	$50,253

Asset Management
	Net Revenue	$211,053	$244,855	$425,580	$471,708
	Operating Expenses	156,619	160,914	317,120	310,118

	Operating Income	$54,434	$83,941	$108,460	$161,590

Corporate
	Net Revenue	$(16,767)	$(16,754)	$(22,451)	$(34,429)
	Operating Expenses	4,558	12,959	42,376	14,766

	Operating Loss	$(21,325)	$(29,713)	$(64,827)	$(49,195)

Total
	Net Revenue	$436,910	$477,292	$922,949	$915,315
	Operating Expenses	392,377	388,090	840,593	752,667

	Operating Income	$44,533	$89,202	$82,356	$162,648

	As Of
	June 30, 2012	December 31, 2011
Total Assets
Financial Advisory	$747,456	$767,699
Asset Management	491,239	583,524
Corporate	1,739,159	1,730,713

Total	$2,977,854	$3,081,936

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Ltd’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”). All references to “2012”, “2011”, “second quarter”, “first half” or “the period” refer to, as the context requires, the three month and six month periods ended June 30, 2012 and June 30, 2011.

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

Forward-looking statements include, but are not limited to, statements about the:

•	business’ financial goals, including the ratio of awarded compensation and benefits expense to operating revenue,

•	business’ ability to deploy surplus cash through dividends, share repurchases and debt repurchases,

•	business’ ability to offset stockholder dilution through share repurchases,

•	business’ possible or assumed future results of operations and operating cash flows,

•	business’ strategies and investment policies,

•	business’ financing plans and the availability of short-term borrowing,

•	business’ competitive position,

•	future acquisitions, including the consideration to be paid and the timing of consummation,

•	potential growth opportunities available to our businesses,

•	recruitment and retention of our managing directors and employees,

•	potential levels of compensation expense,

•	business’ potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,

•	likelihood of success and impact of litigation,

•	expected tax rates,

•	changes in interest and tax rates,

•

expectations with respect to the economy, securities markets, the market for mergers, acquisitions and strategic advisory and restructuring activity, the market for asset management activity and other macroeconomic and industry trends,

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

Our primary business purpose is to serve our clients. Our deep roots in business centers around the world form a global network of relationships with key decision-makers in corporations, governments and investing institutions. This network is both a competitive strength and a powerful resource for Lazard and our clients. As a firm that competes on the quality of our advice, we have two fundamental assets: our people and our reputation.

We operate in cyclical businesses across multiple geographies, industries and asset classes. In recent years, we have expanded our geographic reach, bolstered our industry expertise and continued to build in growth areas. Companies, government bodies and investors seek independent advice with a geographic perspective, deep understanding of capital structure, informed research and knowledge of global economic conditions. We believe that our business model as an independent advisor will continue to create opportunities for us to attract new clients and key personnel.

Our principal sources of revenue are derived from activities in the following business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”) and other strategic matters, restructurings, capital structure, capital raising and various other financial matters, and

•

Asset Management, which offers a broad range of investment solutions and investment management services in equity and fixed income strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients globally.

In addition, we record selected other activities in our Corporate segment, including management of cash, certain investments and the commercial banking activities of Lazard Group’s Paris-based Lazard Frères Banque SA (“LFB”). We also record outstanding indebtedness in our Corporate segment.

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

Our consolidated net revenue was derived by our segments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Financial Advisory	56%	52%	56%	52%
Asset Management	48	51	46	52
Corporate	(4)	(3)	(2)	(4)

Total	100%	100%	100%	100%

We also invest our own capital from time to time, generally alongside capital of qualified institutional and individual investors in alternative investments or private equity investments, and, since 2005, we have engaged in a number of alternative investments and private equity activities, including investments through (i) the Edgewater Funds (“Edgewater”), our Chicago-based private equity firm, (ii) Lazard Australia Corporate Opportunities Fund 2 (“COF 2”) which has an opportunistic investment strategy focused on the Australian mid-market, (iii) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies, (iv) Corporate Partners II Limited (“CP II”), a private equity fund targeting significant non-controlling investments in established public and private companies and (v) Lazard Senior Housing Partners LP (“Senior Housing”), which acquires companies and assets in the senior housing, extended stay and shopping center sectors. We may explore and discuss opportunities to expand the scope of our alternative investment and private equity activities in Europe, the U.S. and elsewhere. These opportunities could include internal growth of new funds and direct investments by us, partnerships or strategic relationships, investments with third parties or acquisitions of existing funds or management companies. Also, consistent with our obligations to LFCM Holdings LLC (“LFCM Holdings”), we may explore discrete capital markets opportunities.

Business Environment and Outlook

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

Overall, global equity market indices at June 30, 2012 generally increased when compared to such indices at December 31, 2011, with declines in the indices during the second quarter of 2012. On an industry-wide basis, during the first half of 2012, capital-raising and M&A activity has generally decreased as compared to the corresponding period in 2011. The announced value and number of global M&A transactions decreased in both the first half and second quarter of 2012 as compared to the corresponding periods in 2011. Restructuring volume declined in the second quarter of 2012, as compared to the corresponding period in 2011, despite an increase in the number of corporate defaults.

In mid-2012, interest rates remain low and corporate cash balances remain high. Macroeconomic conditions remain uncertain, however, especially with respect to Europe. The breadth of our businesses has mitigated the impact of the European financial crisis. Although European M&A activity has declined in the second quarter of 2012 and affected our Financial Advisory business, we believe our market share has risen and other advisory opportunities, including opportunities for our Restructuring, Debt Advisory, Capital Markets Advisory and Sovereign Advisory businesses, have offset the slowdown. In our Asset Management business, most of LAM’s European clients are invested primarily outside of Europe. Those who are invested in Europe are investing primarily in European fixed income, which has not had a significant impact on our Asset Management business. Nonetheless, the business situation in Europe remains challenging.

We intend to leverage our existing infrastructure to capitalize on any global macroeconomic recovery, any upturn in the M&A cycle, and any momentum in the global equity markets. We expect to generate revenue growth by remaining adequately staffed to capitalize on any macroeconomic recovery and deploying our intellectual capital to generate new revenue streams. We also remain focused on expense management. More specifically, with respect to our Financial Advisory and Asset Management businesses, our outlook is described below.

•

Financial Advisory – In the near- to mid-term, we expect that the U.S. macroeconomic environment likely will be the strongest of the developed economies. Certain legal decisions in the U.S. reinforce the importance of independent advice, and the global scale and breadth of our Financial Advisory business allows us to advise on large, complex cross-border transactions across a variety of industries. In Europe, we believe our Restructuring, Debt Advisory, Capital Markets Advisory and Sovereign Advisory businesses have positive growth prospects. In addition, we believe our businesses throughout the emerging markets, Japan and Australia position us for growth in these markets, while strengthening and distinguishing our relationships with clients in developed economies.

•

Asset Management – Despite turbulent markets, we have recently seen investor demand across regions and investment platforms, though demand may decline if volatility continues. In the short to intermediate term, we expect most of our growth will come from defined benefit and defined contribution plans in the developed economies because of their sheer scope and size. Over the longer term, we expect an increasing share of our AUM to come from the developing economies in Asia, Latin America and the Middle East, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Our global footprint is already well established in the developed economies and we expect our business in the developing economies will continue to expand. Given our globally diversified platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from growth that may occur in the asset management industry. We are continually developing and seeding new investment strategies that extend our existing platforms. Recent examples of growth initiatives include the following investment strategies: Emerging Market Debt, Latin America Equity, Core Emerging Markets, Real Estate and Global Trend.

We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all potentially applicable factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. See the section entitled “Risk Factors” in our Form 10-K. Furthermore, net income and revenue in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter. Overall, we continue to focus on the development of our business in this environment, including the generation of stable revenue and earnings growth and stockholder returns during periods of macroeconomic volatility, the prudent management of our costs and expenses, the efficient use of our capital and the return of cash to our stockholders.

Certain data with respect to our Financial Advisory and Asset Management businesses are included below.

Financial Advisory

As reflected in the following table, which sets forth industry statistics regarding the value and number of global and Trans-Atlantic completed and announced M&A transactions, for the first half of 2012, the value and number of such transactions generally decreased compared to the corresponding 2011 period, reflecting transactions with lower average values. During the second quarter of 2012, the value and number of completed and announced transactions generally decreased as compared to the corresponding period in 2011.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Incr / (Decr)	2012	2011	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
Global:
Value	$635	$838	(24)%	$1,149	$1,559	(26)%
Number	9,559	11,428	(16)%	20,052	22,708	(12)%
Trans-Atlantic:
Value	$29	$92	(68)%	$69	$122	(43)%
Number	359	409	(12)%	747	827	(10)%
Announced M&A Transactions:
Global:
Value	$597	$753	(21)%	$1,268	$1,508	(16)%
Number	10,865	11,438	(5)%	20,976	22,916	(8)%
Trans-Atlantic:
Value	$82	$62	32%	$122	$118	3%
Number	424	421	1%	800	852	(6)%

Source:	Dealogic as of July 11, 2012.

Global restructuring activity during the first half of 2012, as measured by the value of debt defaults, decreased from the corresponding period in 2011. However, the number of issuers defaulting increased to 33 in the first half of 2012, according to Moody’s Investors Service, Inc., as compared to 13 in the corresponding period of 2011, with approximately two-thirds of such activity occurring in the first quarter of each respective year. Our Restructuring activities include advising companies on matters relating to debt restructurings, refinancings and other on- and off-balance sheet assignments, and our assignments are generally executed over a six- to eighteen-month period.

Asset Management

As shown in the table below, major equity market indices at June 30, 2012 generally increased when compared to such indices at December 31, 2011 and decreased as compared to March 31, 2012. When compared to indices at June 30, 2011, the U.S. markets increased, while global markets and markets outside the U.S. decreased.

	Percentage Changes June 30, 2012 vs.
	March 31, 2012	December 31, 2011	June 30, 2011
MSCI World Index	(5)%	5%	(7)%
CAC 40	(7)%	1%	(20)%
DAX	(8)%	9%	(13)%
FTSE 100	(3)%	0%	(7)%
TOPIX 100	(11)%	7%	(12)%
MSCI Emerging Market	(9)%	2%	(18)%
Dow Jones Industrial Average	(2)%	5%	4%
NASDAQ	(5)%	13%	6%
S&P 500	(3)%	8%	3%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM. Accordingly, since market movements and foreign currency volatility impact the level of our AUM, such items will impact the level of revenues we receive from our Asset Management business. A substantial portion of our AUM is invested in equities, and market movements reflected in the changes in Lazard’s AUM during the period generally reflect the changes in global market indices. Our AUM at June 30, 2012 increased 5% versus AUM at December 31, 2011 (primarily reflecting market appreciation), while our average AUM for the first half of 2012 decreased 6% as compared to our average AUM for the corresponding period of 2011. The lower levels of average AUM contributed to lower management fee revenues in the 2012 period when compared to the corresponding period in 2011.

Financial Statement Overview

Net Revenue

The majority of Lazard’s Financial Advisory net revenue historically has been earned from the successful completion of M&A transactions, strategic advisory matters, restructuring and capital structure advisory services, capital raising and similar transactions. The main drivers of Financial Advisory net revenue are overall M&A activity, the level of corporate debt defaults and the environment for capital raising activities, particularly in the industries and geographic markets in which Lazard focuses. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to clients, with such fees not being dependent on a specific transaction, and may also earn fees in connection with public and private securities offerings and for referring opportunities to LFCM Holdings for underwriting, distribution and placement of securities. The referral fees received from LFCM Holdings are generally one-half of the revenue recorded by LFCM Holdings in respect of such activities. Significant fluctuations in Financial Advisory net revenue can occur over the course of any given year, because a significant portion of such net revenue is earned upon the successful completion of a transaction, restructuring or capital raising activity, the timing of which is uncertain and is not subject to Lazard’s control.

Lazard’s Asset Management segment principally includes LAM, LFG and Edgewater. Asset Management net revenue is derived from fees for investment management and advisory services provided to institutional and private clients. As noted above, the main driver of Asset Management net revenue is the level of AUM, which is generally influenced by the performance of the global equity markets and, to a lesser extent, fixed income markets and Lazard’s investment performance, which impacts its ability to successfully attract and retain assets. As a result, fluctuations (including timing thereof) in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. Asset Management fees are generally based on the level of AUM measured daily, monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations, currency fluctuations, net client asset flows or otherwise, will result in a corresponding increase or decrease in management fees. The majority of our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In addition, as Lazard’s AUM includes significant amounts of assets that are denominated in currencies other than U.S. Dollars, changes in the value of the U.S. Dollar relative to foreign currencies will impact the value of Lazard’s AUM. Fees vary with the type of assets managed and the vehicle in which they are managed, with higher fees earned on equity assets, alternative investments (such as hedge funds) and private equity investments, and lower fees earned on fixed income and cash management products.

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

Corporate segment net revenue consists primarily of investment gains and losses on the Company’s “seed investments” in LAM equity and fixed income funds and principal investments in equities and alternative asset management funds and “equity method” investments, as well as gains and losses on the extinguishment of debt (to the extent applicable), interest income and interest expense. Corporate net revenue also can fluctuate due to changes in the fair value of investments classified as “trading”, as well as due to changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness. The Company holds no “available-for-sale” or “held-to-maturity” investments.

Although Corporate segment net revenue during the first half of 2012 represented (2)% of Lazard’s net revenue, total assets in the Corporate segment represented 58% of Lazard’s consolidated total assets as of June 30, 2012, which is attributable to investments in government bonds and money market funds, fixed income funds, alternative asset management funds and other securities, private equity investments, cash and LFB’s assets.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards (see Note 13 of Notes to

Condensed Consolidated Financial Statements) including (a) share-based incentive compensation under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”) and (b) Lazard Fund Interests awards and other similar deferred compensation arrangements (see Note 13 of Notes to Condensed Consolidated Financial Statements) and (iii) a provision for discretionary or guaranteed cash bonuses and profit pools. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our operating and financial performance, staffing levels, competitive pay conditions and the nature of revenues earned, as well as the mix between current and deferred compensation.

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

We believe that “awarded compensation and benefits expense” and the ratio of “awarded compensation and benefits expense” to “operating revenue,” both non-U.S. GAAP measures, are the most appropriate measures to assess the actual annual cost of compensation and provide the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years. “Awarded compensation and benefits expense” for a given year is calculated using “adjusted compensation and benefits expense,” as modified by the following items:

•	We deduct amortization expense recorded for U.S. GAAP purposes in each fiscal year associated with the vesting of deferred incentive compensation awards,

•

We add (i) the grant date fair value of the deferred incentive compensation awards granted applicable to the relevant year-end compensation process (e.g., grant date fair value of deferred incentive awards granted in 2012, 2011 and 2010 related to the 2011, 2010 and 2009 year-end compensation processes, respectively) and (ii) investments in people (e.g., “sign-on” bonuses) and other special deferred incentive awards granted throughout the applicable year, with such amounts in (i) and (ii) reduced by an estimate of future forfeitures of such awards, and

•	We adjust for year-end foreign exchange fluctuations.

Compensation and benefits expense is the largest component of our operating expenses. Our goal is for awarded compensation and benefits expense to rise at a slower rate than operating revenue growth, and if operating revenue declines, awarded compensation and benefits expense should also decline. In addition, we seek to maintain discipline with respect to deferred compensation. Based on a similar mix of revenues from our business as today and a gradual improvement in the macroeconomic environment, we believe that over the cycle we can attain a ratio of awarded compensation and benefits expense to operating revenue in the mid-to-high-50s percentage range, which compares to 61.7% for the year ended December 31, 2011. While we have begun to implement initiatives that we believe will assist us in achieving a ratio within this range, there can be no guarantee that such a ratio will be achieved or that our policies or initiatives will not change in the future. We may benefit from pressure on compensation costs within the financial services industry in future periods, but increased competition for senior professionals, changes in the macroeconomic environment or the financial markets generally, lower operating revenue, changes in the mix of revenues from our businesses or various other factors could prevent us from achieving this goal.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in thousands)

Net Revenue	$436,910	$477,292	$922,949	$915,315

Operating Expenses:
Compensation and benefits	283,392	286,480	621,709	556,479
Non-compensation	106,425	99,904	215,206	193,008
Amortization of intangible assets related to acquisitions	2,560	1,706	3,678	3,180

Total operating expenses	392,377	388,090	840,593	752,667

Operating Income	44,533	89,202	82,356	162,648
Provision for income taxes	10,371	17,636	19,138	31,099

Net Income	34,162	71,566	63,218	131,549
Less – Net Income Attributable to Noncontrolling Interests	3,341	9,562	6,845	14,538

Net Income Attributable to Lazard Ltd	$30,821	$62,004	$56,373	$117,011

Operating Income, As A % Of Net Revenue	10.2%	18.7%	8.9%	17.8%

The tables below describe the components of operating revenue, adjusted compensation and benefits expense, adjusted non-compensation expense, earnings from operations and related key ratios, which include non-U.S. GAAP measures used by the Company to manage its business. We believe such non-U.S. GAAP measures provide the most meaningful basis for comparison between present, historical and future periods, as described above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in thousands)
Operating Revenue
Total revenue	$457,231	$500,605	$963,692	$961,946
Add (deduct):
LFB interest expense (a)	(369)	(970)	(875)	(2,034)
Revenue related to noncontrolling interests (b)	(4,509)	(7,862)	(8,948)	(11,288)
Losses on investments pertaining to Lazard Fund Interests (c)	2,856	–	89	–

Operating revenue	$455,209	$491,773	$953,958	$948,624

(a)	Interest expense incurred by LFB is reported as a charge in determining operating revenue because LFB is a commercial bank and we consider its interest expense to be a cost directly related to the revenues of its business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded because the Company has no economic interest in such amount.
(c)	Changes in the fair value of investments held in connection with Lazard Fund Interests and other similar deferred compensation arrangements that correspond to changes in the value of the related compensation liability, which is recorded within compensation and benefits expense, are excluded.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in thousands)
Adjusted Compensation and Benefits Expense
Total compensation and benefits expense	$283,392	$286,480	$621,709	$556,479
Add (deduct):
Noncontrolling interests (a)	(1,010)	(835)	(2,090)	(1,913)
Credits pertaining to Lazard Fund Interests (b)	2,856	–	89	–
Costs related to staff reductions (c)	–	–	(21,754)	–

Adjusted compensation and benefits expense	$285,238	$285,645	$597,954	$554,566

Adjusted compensation and benefits expense, as a % of Operating Revenue	62.7%	58.1%	62.7%	58.5%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because, as is the case with operating revenue, the Company has no economic interest in such amounts.
(b)	Changes in fair value of the derivative compensation liability recorded in connection with Lazard Fund Interests and other similar deferred compensation arrangements are excluded because such amounts correspond to the change in the fair value of the underlying investments, which are excluded from operating revenue.
(c)	Severance costs and benefit payments associated with staff reductions, including the acceleration of unrecognized amortization expense of deferred incentive compensation previously granted to individuals being terminated, are excluded to enhance comparability of adjusted compensation and benefits expense relative to operating revenue between present, historical and future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in thousands)
Adjusted Non-Compensation Expense
Total non-compensation expense	$106,425	$99,904	$215,206	$193,008
Deduct:
Noncontrolling interests (a)	(658)	(324)	(1,299)	(658)
Costs related to staff reductions (b)	–	–	(2,905)	–

Adjusted non-compensation expense	$105,767	$99,580	$211,002	$192,350

Adjusted non-compensation expense, as a % of Operating Revenue	23.2%	20.2%	22.1%	20.3%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because, as is the case with operating revenue, the Company has no economic interest in such amounts.
(b)	Non-compensation costs associated with staff reductions are excluded to enhance comparability of adjusted non-compensation expense relative to operating revenue between present, historical and future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in thousands)
Earnings From Operations
Operating revenue	$455,209	$491,773	$953,958	$948,624
Deduct:
Adjusted compensation and benefits expense	(285,238)	(285,645)	(597,954)	(554,566)
Adjusted non-compensation expense	(105,767)	(99,580)	(211,002)	(192,350)

Earnings from operations	$64,204	$106,548	$145,002	$201,708

Earnings from operations, as a % of Operating Revenue	14.1%	21.7%	15.2%	21.3%

Certain additional key ratios and headcount information are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
As a % of Net Revenue, by Revenue Category:
Investment banking and other advisory fees	55%	51%	56%	51%
Money management fees	46	48	44	49
Interest income	1	1	1	1
Other	3	5	4	5
Interest expense	(5)	(5)	(5)	(6)

Net revenue	100%	100%	100%	100%

	As Of
	June 30, 2012	December 31, 2011	June 30, 2011
Headcount:
Managing Directors:
Financial Advisory	153	140	138
Asset Management	77	71	68
Corporate	13	11	10
Other Employees:
Business segment professionals	1,105	1,092	1,024
All other professionals and support staff	1,199	1,197	1,146

Total	2,547	2,511	2,386

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

Three Months Ended June 30, 2012 versus June 30, 2011

The Company reported net income attributable to Lazard Ltd in the 2012 period of $31 million, as compared to net income of $62 million in the 2011 period. The changes in the Company’s operating results during these periods are described below.

Net revenue in the 2012 period decreased $40 million, or 8%, with operating revenue decreasing $37 million, or 7%, respectively, as compared to the 2011 period. Fees from investment banking and other advisory activities decreased $3 million, or 1%, primarily due to an $18 million, or 38%, decline in Restructuring revenue and a $10 million, or 39%, decline in other advisory fee revenue, partially offset by an increase of $25 million, or 15%, in M&A and Strategic Advisory fee revenue. Such increase reflected a higher level of revenues earned from our top 10 clients as compared to the 2011 period. The decrease in Restructuring revenue primarily resulted from lower average fees for assignments with completion fees greater than $1 million, and was consistent with the continuing industry-wide decline of corporate restructuring activity. Money management fees decreased $29 million, or 13%, during the 2012 period primarily due to a $10 billion, or 6%, decrease in average AUM, on which management fees are earned, generally reflecting market depreciation and a slight shift in the mix of AUM into lower margin products. In the aggregate, interest income, other revenue and interest expense contributed to a decrease in net revenue of $8 million as compared to the corresponding period in 2011.

Compensation and benefits expense in the 2012 period was $283 million, as compared to $286 million in the corresponding prior year period. Adjusted compensation and benefits expense (which excludes certain items, and which we believe allows for improved comparability between interim periods, as described above) was $285 million in the 2012 period, substantially unchanged when compared to the 2011 period. The resulting ratio of adjusted compensation and benefits expense to operating revenue was 62.7% for the 2012 period, versus 58.1% and 62.0% for the second quarter and full year of 2011, respectively. The ratio in the 2012 period was negatively impacted by higher amortization of deferred incentive compensation awards as described in more detail in the discussion below regarding year-to-date results. Further, as described above, when analyzing compensation and benefits expense on a full year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years.

Non-compensation expense in the 2012 period was $107 million, an increase of $7 million, or 7%, as compared to $100 million in the corresponding period in 2011. When excluding non-compensation costs relating to noncontrolling interests, adjusted non-compensation expense in the second quarter of 2012 increased $6 million, or 6%, primarily attributable to higher occupancy costs in the 2012 period as a result of our amended lease and associated build-out costs of our Rockefeller Center facility. The ratio of adjusted non-compensation expense to operating revenue was 23.2% in the 2012 period versus 20.2% for the corresponding period in 2011.

Amortization of intangible assets was $3 million in the 2012 period, as compared to $2 million in the 2011 period.

Operating income in the 2012 period was $45 million, a decrease of $44 million, or 50%, as compared to operating income of $89 million in the 2011 period, and, as a percentage of net revenue, was 10.2% as compared to 18.7% in the 2011 period. Earnings from operations (which represent operating revenue less (i) adjusted compensation and benefits expense and (ii) adjusted non-compensation expense) were $64 million and $107 million for the 2012 and 2011 periods, respectively, and, as a percentage of operating revenue, were 14.1% as compared to 21.7% in the 2011 period.

The provision for income taxes was $10 million and $18 million for the 2012 and 2011 periods, respectively, representing effective tax rates of 23.3% and 19.8% for the respective periods.

Net income attributable to noncontrolling interests was $3 million and $10 million in the 2012 and 2011 periods, respectively. The decrease of $7 million primarily reflects a lower level of earnings in the 2012 period.

Six Months Ended June 30, 2012 versus June 30, 2011

The Company reported net income attributable to Lazard Ltd in the 2012 period of $56 million, as compared to net income of $117 million in the 2011 period. The changes in the Company’s operating results during these periods are described below.

Net revenue in the 2012 period increased $8 million, or 1%, with operating revenue increasing $5 million, or 1%, respectively, as compared to the 2011 period. Fees from investment banking and other advisory activities increased $50 million, or 11%, primarily due to increases in M&A and Strategic Advisory fee revenue of $54 million, or 16%, and Restructuring fee revenue of $16 million, or 20%, partially offset by a decrease in other advisory fee revenue of $20 million, or 43%. The increase in M&A and Strategic Advisory fee revenue was driven by the breadth and volume of our global M&A and Sovereign Advisory businesses, as well as the strong performance of Lazard Middle Market and higher fees earned from our top 10 clients, reflecting the closing of several significant M&A and sovereign and government advisory transactions during the 2012 period. Although global corporate restructuring activity continues to be in an industry-wide decline, the increase in Restructuring fee revenue in the 2012 period was driven primarily by a higher number of closings in the first quarter of 2012 which resulted in an increase in average fees for assignments with completion fees greater than $1 million. Money management fees decreased $39 million, or 9%, during the 2012 period primarily due to a $10 billion, or 6%, decrease in average AUM, on which management fees are earned, primarily as a result of market depreciation in the second half of 2011. In the aggregate, interest income, other revenue and interest expense contributed to a decrease in net revenue of $3 million as compared to the corresponding period in 2011.

Compensation and benefits expense in the 2012 period was $622 million, as compared to $556 million in the corresponding prior year period, and included a $22 million first quarter 2012 charge associated with staff reductions, representing severance costs and benefit payments, $7 million of which related to the acceleration of unrecognized amortization expense of deferred incentive compensation previously granted to individuals being terminated. Also contributing to the increase was a higher level of amortization of deferred incentive compensation awards and increased salaries and benefits. Adjusted compensation and benefits expense (which excludes certain items, and which we believe allows for improved comparability between interim periods, as described above), was $598 million in the 2012 period, an increase of $43 million, or 8%, when compared to $555 million in the 2011 period. The resulting ratio of adjusted compensation and benefits expense to operating revenue was 62.7% for the 2012 period, which compares to 58.5% and 62.0% for the first half and full year of 2011, respectively. The first half 2012 ratio of adjusted compensation and benefits expense to operating revenue assumed, based on current market conditions, a ratio of awarded compensation and benefits expense to operating revenue of approximately 60% for the full year of 2012, as compared to 61.7% for the full year of 2011. As described above, when analyzing compensation and benefits expense on a full year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years.

We currently expect that amortization of deferred incentive compensation awards will approximate $341 million for the full year of 2012, compared to $289 million for the full year of 2011, when excluding the $7 million charge in 2012 related to staff reductions. Approximately $41 million, or 79%, of the increased amortization in 2012 is related to the 2008 plan year deferred incentive compensation awards (the “2008 grant”), approximately $23 million of which was expensed in the first half of 2012, representing approximately 2.4% of operating revenue. The 2008 grant had a four year vesting period and is the last grant with a vesting period in excess of three years. Amortization of deferred incentive compensation expense is expected to revert to a lower level after the first quarter of 2013 following the full vesting of the 2008 grant.

Non-compensation expense in the 2012 period was $215 million, an increase of $22 million, or 12%, as compared to $193 million in the corresponding period in 2011. Non-compensation expense in the first half of 2012 included charges totaling $3 million associated with the staff reductions. When excluding such charges, as well as non-compensation costs relating to noncontrolling interests, adjusted non-compensation expense in the first half of 2012 increased $19 million, or 10%, primarily attributable to (i) higher occupancy costs in the 2012 period as a result of our amended lease and associated build-out costs of our Rockefeller Center facility and (ii) deal-related costs specifically related to transactions that closed in the 2012 period. The ratio of adjusted non-

compensation expense to operating revenue was 22.1% in the 2012 period versus 20.3% for the corresponding period in 2011. We currently estimate that, on a full year basis in 2012 as compared to 2011, our occupancy-related costs associated with the amended lease at our Rockefeller Center facility will increase by approximately $12 million. We have initiated, and continue to pursue, reductions of non-compensation expense.

Amortization of intangible assets remained substantially unchanged as compared to the 2011 period.

Operating income in the 2012 period (including the above-mentioned charges relating to staff reductions aggregating $25 million) was $82 million, a decrease of $80 million, or 49%, as compared to operating income of $162 million in the 2011 period, and, as a percentage of net revenue, was 8.9%, as compared to 17.8% in the 2011 period. Earnings from operations were $145 million and $202 million for the 2012 and 2011 periods, respectively, and, as a percentage of operating revenue, were 15.2% as compared to 21.3% in the 2011 period.

The provision for income taxes was $19 million and $31 million for the 2012 and 2011 periods, respectively, representing effective tax rates of 23.2% and 19.1% for the respective periods.

Net income attributable to noncontrolling interests was $7 million and $15 million in the 2012 and 2011 periods, respectively. The decrease of $8 million primarily reflects a lower level of earnings in the 2012 period.

Business Segments

The following is a discussion of net revenue and operating income for the Company’s segments - Financial Advisory, Asset Management and Corporate. Each segment’s operating expenses include (i) compensation and benefits expenses that are incurred directly in support of the segment and (ii) other operating expenses, which include directly incurred expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourcing, and indirect support costs (including compensation and benefits expense and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistical drivers such as revenue, headcount, square footage and other factors.

Financial Advisory

The following tables summarize the reported operating results of the Financial Advisory segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in thousands)
M&A and Strategic Advisory	$195,383	$170,568	$387,994	$334,320
Capital Markets and Other Advisory	17,174	30,290	31,544	59,826

Total Strategic Advisory	212,557	200,858	419,538	394,146
Restructuring	30,067	48,333	100,282	83,890

Net Revenue	242,624	249,191	519,820	478,036
Operating Expenses (a)	231,200	214,217	481,097	427,783

Operating Income	$ 11,424	$34,974	$ 38,723	$50,253

Operating Income, As A Percentage Of Net Revenue	4.7%	14.0%	7.4%	10.5%

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).

Net revenue trends in Financial Advisory for M&A and Strategic Advisory and Restructuring are generally correlated to the volume of completed industry-wide M&A transactions and restructurings occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in significant non-public assignments. While the M&A industry data described above on completed and announced transactions reflects decreased M&A activity in the first half of 2012 as compared to the corresponding period in 2011, our M&A and Strategic Advisory revenue (which includes Sovereign and Government Advisory revenue) increased 16% in the 2012 six month period as compared to the 2011 period.

Certain Lazard client statistics and global industry statistics are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Lazard Statistics:
Number of Clients With Fees Greater Than $1 Million:
Total Financial Advisory	54	49	123	105
M&A and Strategic Advisory	43	35	90	71
Percentage of Total Financial Advisory Revenue from Top 10 Clients	44%	38%	31%	25%
Number of M&A Transactions Completed With Values Greater than $1 billion (a)	13	17	24	31

(a)	Source: Dealogic as of July 11, 2012.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	68%	60%	61%	54%
Europe	21	35	32	38
Rest of World	11	5	7	8

Total	100%	100%	100%	100%

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

Three Months Ended June 30, 2012 versus June 30, 2011

Total Strategic Advisory net revenue, representing fees from M&A, Sovereign, Capital Markets, Private Funds and Other Advisory businesses, increased $12 million, or 6%, and Restructuring revenue decreased $18 million, or 38%, as compared to the 2011 period.

M&A and Strategic Advisory revenue increased $25 million, or 15% as compared to the 2011 period. Capital Markets and Other Advisory revenue decreased $13 million, or 43%. The increase in M&A and Strategic Advisory revenue was principally due to a higher level of fees earned from our top 10 clients, which reflected the closing of several significant M&A transactions. Our major clients, which, in the aggregate, represented a significant portion of our M&A and Strategic Advisory revenue for the second quarter of 2012, included Abertis Infraestructuras, Caisse des Dépôts, Central Vermont Public Service, Delphi Financial Group, France Telecom-Orange, Gloucester Coal, Google, Medco Health Solutions, Mirvac Group and Northeast Utilities. The decrease in Capital Markets and Other Advisory revenue in the 2012 period was primarily attributable to a lower level of closings by Private Fund Advisory.

Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings, distressed asset sales and advice on complex on- and off-balance sheet assignments. The decrease in Restructuring revenue in the 2012 period was due to lower average fees for assignments with completion fees greater than $1 million. Notable assignments completed in the second quarter of 2012 included assignments for General Maritime, Crown of the State of New South Wales and Yucaipa Companies.

Operating expenses increased $17 million, or 8%, as compared to the 2011 period. The principal contributors to the increase were increases in compensation and benefits expense and occupancy costs in the 2012 period, the latter primarily as a result of our amended lease and associated build-out costs of our Rockefeller Center facility.

Financial Advisory operating income in the 2012 period was $11 million, a decrease of $24 million, or 67%, as compared to operating income of $35 million in the 2011 period and, as a percentage of net revenue, was 4.7% as compared to 14.0% in the 2011 period.

Six Months Ended June 30, 2012 versus June 30, 2011

Total Strategic Advisory net revenue, representing fees from M&A, Sovereign, Capital Markets, Private Funds and Other Advisory businesses, increased $25 million, or 6%, and Restructuring revenue increased $16 million, or 20%, as compared to the 2011 period.

M&A and Strategic Advisory revenue increased $54 million, or 16%, as compared to the 2011 period. Capital Markets and Other Advisory revenue decreased $28 million, or 47%. The increase in M&A and Strategic Advisory revenue was principally due to a higher level of fees earned from our top 10 clients, reflecting the closing of several significant M&A and sovereign and government advisory transactions, as well as the strong performance of Lazard Middle Market. The decrease in Capital Markets and Other Advisory revenue in the 2012 period was primarily attributable to a lower level of closings by Private Fund Advisory.

The increase in Restructuring revenue in the 2012 period was driven by a comparatively strong 2012 first quarter and increased average fees for assignments with completion fees greater than $1 million.

Operating expenses increased $53 million, or 12%, as compared to the 2011 period. The principal contributors to the increase were higher levels of compensation and benefits expense, deal-related costs specifically related to transactions that closed in the 2012 period, business development expense and occupancy costs in the 2012 period, the latter primarily as a result of our amended lease and associated build-out costs of our Rockefeller Center facility.

Financial Advisory operating income in the 2012 period was $39 million, a decrease of $11 million, or 23%, as compared to operating income of $50 million in the 2011 period and, as a percentage of net revenue, was 7.4% as compared to 10.5% in the 2011 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	June 30, 2012	December 31, 2011
	($ in millions)
International Equities	$ 29,506	$27,599
Global Equities	73,158	68,584
U.S. Equities	19,495	20,179

Total Equities	122,159	116,362

European and International Fixed Income	13,901	12,293
Global Fixed Income	2,579	2,350
U.S. Fixed Income	3,456	3,107

Total Fixed Income	19,936	17,750

Alternative Investments	4,774	5,349
Private Equity	1,441	1,486
Cash Management	129	92

Total AUM	$148,439	$141,039

Average AUM for the 2012 and 2011 periods is set forth below. Average AUM is generally based on an average of quarterly ending balances for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in millions)

Average AUM	$150,994	$161,024	$149,203	$159,129

Total AUM at June 30, 2012 increased $7 billion, or 5%, as compared to total AUM of $141 billion at December 31, 2011, primarily due to market appreciation. Average AUM, however, for both the three month and six month periods ended June 30, 2012, was 6% lower than that for the corresponding periods in 2011. International, Global and U.S. equities represented 20%, 49% and 13% of total AUM at June 30, 2012, substantially unchanged from the respective percentages at December 31, 2011.

As of June 30, 2012 and December 31, 2011, approximately 90% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and, as of such dates, 10% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals.

As of June 30, 2012 and December 31, 2011, AUM denominated in foreign currencies represented approximately 60% and 61%, respectively, of our total AUM. Foreign denominated AUM declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens.

The following is a summary of changes in AUM for the 2012 and 2011 periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in millions)
AUM—Beginning of Period	$156,708	$160,451	$141,039	$155,337
Net Flows (a)	1,137	(327)	975	368
Market and Foreign Exchange (Depreciation) Appreciation	(9,406)	1,473	6,425	5,892

AUM—End of Period	$148,439	$161,597	$148,439	$161,597

(a)	Includes inflows of $9,262 and $5,262 and outflows of $8,125 and $5,589 for the three month periods in 2012 and 2011, respectively, and inflows of $16,057 and $11,075 and outflows of $15,082 and $10,707 for the six month periods in 2012 and 2011, respectively.

During the 2012 period, inflows were principally in Global and International Equities and International Fixed Income, primarily due to increased investments in existing accounts, as well as new accounts. Outflows during the 2012 period were principally in Global and International Equities and U.S. Equities, primarily resulting from withdrawals in existing accounts and accounts lost.

As of July 27, 2012, AUM was $151.0 billion, an increase of $2.6 billion since June 30, 2012. The increase in AUM was due to market/foreign exchange appreciation of $1.1 billion and net inflows of $1.5 billion. Market appreciation was approximately 1% of AUM since June 30, 2012, which was generally consistent with the increase in global market indices during that period.

The following table summarizes the reported operating results of the Asset Management segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in thousands)
Revenue:
Management Fees	$195,223	$221,217	$395,083	$427,985
Incentive Fees	3,704	6,331	6,300	11,477
Other	12,126	17,307	24,197	32,246

Net Revenue	211,053	244,855	425,580	471,708
Operating Expenses (a)	156,619	160,914	317,120	310,118

Operating Income	$54,434	$83,941	$108,460	$161,590

Operating Income, As A Percentage of Net Revenue	25.8%	34.3%	25.5%	34.3%

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	62%	58%	62%	60%
Europe	26	31	26	29
Rest of World	12	11	12	11

Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended June 30, 2012 versus June 30, 2011

Asset Management net revenue decreased $34 million, or 14%, as compared to the 2011 period. Management fees decreased $26 million, or 12%, as compared to the 2011 period, driven primarily by a 6% decrease in average AUM, generally reflecting market depreciation and a slight shift in the mix of AUM into lower margin products. Incentive fees, principally consisting of traditional long-only strategies, decreased $3 million, or 41%, as compared to the 2011 period, primarily due to a change in fee structure on one mandate from a quarterly to an annual performance fee basis. Other revenue decreased $5 million, or 30%, as compared to the 2011 period, primarily due to a decline in commissions and custody fees.

Operating expenses decreased $4 million, or 3%, as compared to the 2011 period, with such decrease primarily due to a decrease in compensation and benefits expense and lower fees for fund administration related to the decrease in average AUM, partially offset by higher occupancy costs in the 2012 period, the latter primarily as a result of our amended lease and associated build-out costs of our Rockefeller Center facility.

Asset Management operating income was $54 million, a decrease of $30 million, or 35%, as compared to operating income of $84 million in the 2011 period and, as a percentage of net revenue, was 25.8%, as compared to 34.3% in the 2011 period.

Six Months Ended June 30, 2012 versus June 30, 2011

Asset Management net revenue decreased $46 million, or 10%, as compared to the 2011 period. Management fees decreased $33 million, or 8%, as compared to the 2011 period, driven primarily by a 6% decrease in average AUM, generally reflecting market depreciation in the second half of 2011. Incentive fees, principally consisting of traditional long-only strategies, decreased $5 million, or 45%, as compared to the 2011 period, primarily due to a change in fee structure on one mandate from a quarterly to an annual performance fee basis. Other revenue decreased $8 million, or 25%, as compared to the 2011 period, primarily due to a decline in commissions and custody fees from an unusually strong 2011 period.

Operating expenses increased $7 million, or 2%, as compared to the 2011 period, with such increase primarily due to an increase in compensation and benefits expense and higher occupancy costs in the 2012 period, the latter primarily as a result of our amended lease and associated build-out costs of our Rockefeller Center facility, partially offset by lower fees for fund administration related to a decrease in average AUM.

Asset Management operating income was $109 million, a decrease of $53 million, or 33%, as compared to operating income of $162 million in the 2011 period and, as a percentage of net revenue, was 25.5%, as compared to 34.3% in the 2011 period.

Corporate

The following table summarizes the reported operating results of the Corporate segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in thousands)
Interest Income	$1,010	$1,622	$1,641	$3,206
Interest Expense	(20,320)	(22,626)	(40,742)	(45,353)

Net Interest (Expense)	(19,310)	(21,004)	(39,101)	(42,147)
Other Revenue	2,543	4,250	16,650	7,718

Net Revenue (Expense)	(16,767)	(16,754)	(22,451)	(34,429)
Operating Expenses	4,558	12,959	42,376	14,766

Operating Loss	$(21,325)	$(29,713)	$(64,827)	$(49,195)

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended June 30, 2012 versus June 30, 2011

Net interest expense decreased $2 million, or 8%, as compared to the 2011 period.

Other revenue decreased $2 million, or 40%, primarily resulting from a decrease in investment gains versus the 2011 period.

Operating expenses decreased $8 million, primarily due to decreased compensation and benefits expense, partially offset by higher occupancy costs in the 2012 period as a result of our amended lease and associated build-out costs of our Rockefeller Center facility and increased technology costs.

Six Months Ended June 30, 2012 versus June 30, 2011

Net interest expense decreased $3 million, or 7%, as compared to the 2011 period.

Other revenue increased $9 million, primarily due to a higher level of investment gains versus the 2011 period.

Operating expenses in the 2012 period (including the above-mentioned $25 million charge in the first quarter of 2012 relating to staff reductions) increased $28 million. Excluding the impact of such staff reduction charge, operating expenses in the 2012 period increased $3 million, or 20%, as compared to the 2011 period, primarily due to (i) higher occupancy costs in the 2012 period as a result of our amended lease and associated build-out costs of our Rockefeller Center facility and (ii) increased technology costs.

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

Summary of Cash Flows:

	Six Months Ended June 30,
	2012	2011
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$63.2	$131.5
Noncash charges (a)	191.6	179.7
Other operating activities (b)	(220.3)	(296.3)

Net cash provided by operating activities	34.5	14.9

Investing activities	(46.9)	(5.5)
Financing activities (c)	(238.9)	(254.5)
Effect of exchange rate changes	(1.3)	19.4

Net Decrease in Cash and Cash Equivalents	(252.6)	(225.7)
Cash and Cash Equivalents:
Beginning of Period	1,003.8	1,209.7

End of Period	$751.2	$984.0

(a) Consists of the following:

Depreciation and amortization of property	$14.8	$11.8
Amortization of deferred expenses, stock units and interest rate hedge	173.1	164.7
Amortization of intangible assets related to acquisitions	3.7	3.2

Total	$191.6	$179.7

(b)	Includes net changes in operating assets and liabilities.
(c)	Consists primarily of purchases of shares of Class A common stock, settlements of vested restricted stock units (“RSU”s), Class A common stock dividends, distributions to noncontrolling interest holders and activity relating to borrowings.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of Class A common stock and Lazard Group common membership interests and matters relating to liquidity and to compliance with regulatory net capital requirements. At June 30, 2012, Lazard had approximately $751 million of cash, with such amount including approximately $290 million held at Lazard’s operations outside the U.S. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from its foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of June 30, 2012, Lazard had approximately $299 million in unused lines of credit available to it, including a $150 million, three-year, senior revolving credit facility with a group of lenders that expires in April 2013 (the “Credit Facility”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $88 million (at June 30, 2012 exchange rates) and Edgewater of $55 million. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

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

Financing Activities

The table below sets forth our corporate indebtedness as of June 30, 2012 and December 31, 2011. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

	Maturity Date	As of		Increase (Decrease)
		June 30, 2012	December 31, 2011
		($ in millions)
Senior Debt:
7.125%	2015	$528.5	$528.5	$–
6.85%	2017	548.4	548.4	–

Total Senior Debt		$1,076.9	$1,076.9	$–

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is owing to the lending bank group, the Credit Facility includes financial condition covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended June 30, 2012 Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 2.20 to 1.00 and its Consolidated Interest Coverage Ratio being 7.11 to 1.00. In any event, no amounts were outstanding under the Credit Facility as of June 30, 2012.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At June 30, 2012, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Stockholders’ Equity

At June 30, 2012, total stockholders’ equity was $826 million, as compared to $867 million at December 31, 2011, including $704 million and $726 million attributable to Lazard Ltd on the respective dates. The net activity in stockholders’ equity during the six month period ended June 30, 2012 is reflected in the table below (in millions of dollars):

Stockholders’ Equity—January 1, 2012	$867

Increase (decrease) due to:
Net income	63
Amortization of share-based incentive compensation	152
Purchase of Class A common stock	(152)
Delivery of Class A common stock in connection with share-based incentive compensation	(30)
Class A common stock dividends	(43)
Distributions to noncontrolling interests - net	(13)
Deconsolidation of investment companies	(15)
AOCI (including noncontrolling interests’ portion thereof)(*)	(6)
Other - net	3

Stockholders’ Equity—June 30, 2012	$826

(*) Includes:
Net foreign currency translation adjustments	$(2)
Employee benefit plans and other adjustments	(4)

Total	$(6)

In February 2011, October 2011 and April 2012, the Board of Directors of Lazard Ltd authorized the repurchase of up to $250 million, $125 million and $125 million, respectively, in aggregate cost of Class A common stock and Lazard Group common membership interests through December 31, 2012, December 31, 2013 and December 31, 2013, respectively. During the six month period ended June 30, 2012 the Company repurchased 5,706,592 shares of Class A common stock, at an aggregate cost of $152 million (no Lazard Group common membership interests were purchased during such six month period). As of June 30, 2012, $185 million of the current aggregate share repurchase amount authorized as of such date remained available under the share repurchase program, all of which expires on December 31, 2013. Furthermore, under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs, shares of Class A common stock may be withheld by the Company to cover estimated income taxes. In order to help neutralize the dilutive effect of our share-based incentive compensation plans, Lazard intends to repurchase during a given year more shares than it expects to ultimately issue pursuant to such plans in respect of year-end incentive compensation attributable to the prior year.

During the first half of 2012, the Company had written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 in place, pursuant to which it effected stock repurchases through the open market.

In addition to the repurchases of Class A common stock described above, during the six month period ended June 30, 2012, in order, among other reasons, to help neutralize the dilutive effect of our year-end share-based incentive compensation plans, the Company utilized $30 million to satisfy certain employees’ withholding tax obligations on vested RSUs and delivery of restricted Class A common stock in lieu of issuing 995,957 shares of Class A common stock directly by Lazard Ltd or by delivery of shares held by Lazard Group or other subsidiaries of Lazard Ltd.

The Company plans to deploy excess cash and may do so in a variety of ways, including by repurchasing outstanding shares of Class A common stock, paying dividends to stockholders and repurchasing its outstanding debt.

See Notes 12 and 13 of Notes to Condensed Consolidated Financial Statements for additional information regarding Lazard’s stockholders’ equity and incentive plans, respectively.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 18 of Notes to Condensed Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see “Item 1-Business—Regulation” included in the Form 10-K.

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of June 30, 2012:

	Contractual Obligations Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior Debt (including interest) (a)	$1,377,627	$75,218	$678,935	$623,474	$–
Operating Leases (exclusive of $162,394 of sublease income)	1,061,331	61,617	146,668	130,022	723,024
Capital Leases (including interest)	21,940	3,693	5,886	12,361	–
Investment Capital Funding Commitments (b)	35,726	24,921	9,668	1,137	–

Total (c)	$2,496,624	$165,449	$841,157	$766,994	$723,024

(a)	See Note 10 of Notes to Condensed Consolidated Financial Statements.
(b)	See Note 5 of Notes to Condensed Consolidated Financial Statements.

(c)	The table above excludes contingent obligations and any possible payments for uncertain tax positions given the inability to estimate the timing of the latter payments. See Notes 11, 13, 14 and 15 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes, respectively.

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

Subsequent to the recognition of deferred tax assets, we also must continually assess the likelihood that such deferred tax assets will be realized. If we determine that we may not fully derive the benefit from a deferred tax asset, we consider whether it would be appropriate to apply a valuation allowance against the applicable deferred tax asset. In order to determine whether we apply a valuation allowance, we must assess whether it is more likely than not that such asset will be realized, taking into account all available information. The ultimate realization of a deferred tax asset for a particular entity depends, among other things, on the generation of taxable income by such entity in the applicable jurisdiction. Although we have been profitable on a consolidated basis for the two year period ended December 31, 2011 and the six month period ended June 30, 2012, certain of our tax-paying entities have individually experienced pre-tax losses on a cumulative three-year basis primarily due to permanent differences between net income and taxable income at such entities. Considering these losses and the other factors listed below, we have recorded a valuation allowance of approximately $1.1 billion on our deferred tax assets as of December 31, 2011 and have not changed our assessment regarding the level of valuation allowance as of June 30, 2012.

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

These investments are carried at either (a) fair value on the consolidated statements of financial condition, with any increases or decreases in fair value reflected (i) in earnings, to the extent held by our broker-dealer subsidiaries or when designated as “trading” securities within our non-broker-dealer subsidiaries, and (ii) in AOCI, to the extent designated as “available-for-sale” securities until such time they are realized and reclassified to earnings, or (b) if designated as “held-to-maturity” securities, amortized cost on the consolidated statements of financial condition. Any declines in the fair value of “available-for-sale” and “held-to-maturity” securities that are determined to be other than temporary are charged to earnings. As of December 31, 2010 and subsequent thereto, Lazard did not own any securities designated as “available-for-sale” or “held-to-maturity”.

Gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income or, if applicable, AOCI and therefore subject Lazard to market and credit risk.

Data relating to net investments is set forth below (in millions of dollars):

	June 30, 2012 (a)		December 31, 2011 (a)
	$	%	$	%
Debt securities (b)	$ 20	5%	$37	10%
Equity securities (net of $1 and $4 of securities sold, not yet purchased, at June 30, 2012 and December 31, 2011, respectively) (c)	211	48	152	41
Alternative asset management funds owned (principally general partnership interests in Lazard-managed hedge funds) (d)	37	8	20	5
Private equity owned (e)	94	21	104	28
Fixed income funds (f)	47	11	31	8
Other (g)	29	7	30	8

Net investments	$ 438	100%	$374	100%

Total assets	$2,978		$3,082

Net investments, as a percentage of total assets	15%		12%

(a)	Includes investments held in connection with Lazard Fund Interests and other similar deferred compensation arrangements granted, with an aggregate fair value of $97 million and $27 million at June 30, 2012 and December 31, 2011, respectively. The majority of the market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to such awards. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives.

(b)	Debt securities primarily consist of seed investments in Asset Management products and U.S. and non-U.S. government debt securities.

(c)	Equity securities primarily consist of seed investments in Asset Management products, which in turn invest in marketable equity securities of large-, mid- and small-cap domestic, international and global companies and include investments in public and private asset management funds managed both by LAM and third-party asset managers. Hedging strategies are employed to attempt to reduce market risk, and, in turn, the volatility to earnings. In addition, equity securities include amounts relating to Lazard Fund Interests awards and other similar deferred compensation arrangements (see (a) above).

At June 30, 2012 and December 31, 2011, investments in asset management funds, including amounts related to both seed investments and Lazard Fund Interests, represented 82% and 79%, respectively, of total equity securities. The remaining 18% and 21% at such respective dates represented investments in marketable equity securities, which were invested as follows:

	June 30,	December 31,
	2012	2011
Percentage invested in:
Consumer	29%	38%
Financial	32	19
Energy	9	13
Industrial	11	9
Basic materials	7	9
Other	12	12

Total	100%	100%

(d)	The fair value of such interests reflects the pro-rata value of the ownership of the underlying securities in the funds. Such funds are broadly diversified and may incorporate particular strategies; however, there are no investments in funds with a single sector strategy.

(e)	Comprised principally of investments in private equity funds that are generally not subject to short-term market fluctuation, but may subject Lazard to market or credit risk. Private equity investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies; (ii) CP II, a private equity fund targeting significant noncontrolling investments in established public and private companies; (iii) Senior Housing, which targets controlling interests in companies and assets in senior housing, extended stay and shopping center sectors, (iv) Edgewater Growth Capital Partners III, L.P., a private equity fund primarily making growth equity and buyout investments in high-quality, lower middle market companies and (v) COF 2, a Lazard-managed Australian private equity fund.

(f)	Fixed income funds primarily consist of seed investments in Asset Management products which invest in fixed income securities. Hedging strategies are employed to attempt to reduce market risk and, in turn, the volatility to earnings. In addition, fixed income funds include amounts relating to Lazard Fund Interests (see (a) above).

(g)	Represents investments (i) accounted for under the equity method of accounting and (ii) private equity and other interests that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “stockholders’ equity” on the consolidated statements of financial condition.

At June 30, 2012 and December 31, 2011, $119 million and $133 million, respectively, of our total investments at a fair value of $438 million and $374 million, respectively, or 27% and 36%, respectively, were classified as Level 3 assets. Substantially all of our Level 3 investments in both periods are priced based on a NAV or its equivalent. During the six month periods ended June 30, 2012 and 2011, gains of approximately $12 million and $4 million, respectively, were recognized in “revenue-other” on the condensed consolidated statements of operations pertaining to Level 3 investments.

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

Assets Under Management

AUM managed by LAM and LFG, which represents substantially all of the Company’s total AUM, principally consists of debt and equity instruments whose value is readily available based on quoted prices on a recognized exchange or prices provided by external pricing services. Accordingly, significant estimates and judgments are generally not involved in the calculation of the value of our AUM.

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

Market and credit risks related to our investing activities are discussed under “Critical Accounting Policies and Estimates—Investments” above. Risks related to Lazard’s other activities are presented below. Lazard has established procedures to assess credit and market risks, as well as specific interest rate and currency risk, and has established limits related to various positions.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness and specifically provide for exposures where we determine the receivables are impaired. At June 30, 2012, total receivables amounted to $483 million, net of an allowance for doubtful accounts of $21 million. As of that date, Financial Advisory and Asset Management fees, customer and related party receivables comprised 80%, 17% and 3% of total receivables, respectively. At December 31, 2011, total receivables amounted to $504 million, net of an allowance for doubtful accounts of $19 million. As of that date, Financial Advisory and Asset Management fees, customer and related party receivables comprised 80%, 16% and 4% of total receivables, respectively. At both June 30, 2012 and December 31, 2011, the Company had receivables past due of approximately $23 million. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit. At June 30, 2012 and December 31, 2011, customer receivables included $24 million and $29 million of LFB loans, respectively. Such loans are closely monitored for counterparty creditworthiness to help minimize exposure. In addition, as of June 30, 2012, LFB had commitments to lend totaling $22 million, which are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties and, in addition, LFB has in place concentration risk limits. At June 30, 2012, excluding inter-bank counterparties, LFB had no exposure to an individual counterparty that exceeded $21 million, with such amount being fully collateralized. With respect to activities outside LFB, as of June 30, 2012, the Company’s largest individual counterparty exposure was a Financial Advisory fee receivable of $19 million.

Risks Related to Derivatives

Lazard enters into interest rate swaps and foreign currency exchange contracts to hedge exposures to interest rates and currency exchange rates and uses equity and fixed income swap contracts to hedge a portion of its market exposure with respect to certain equity investments. At June 30, 2012 and December 31, 2011, such derivative contracts are recorded at fair value. Derivative assets amounted to $4 million and $7 million at June 30, 2012 and December 31, 2011, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation with respect to Lazard Fund Interests and other similar deferred compensation arrangements, amounted to $2 million and $1 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to Lazard Fund Interests awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are currently expected to be delivered upon settlement of Lazard Fund Interests awards. Derivative liabilities relating to Lazard Fund Interests amounted to $86 million and $30 million at June 30, 2012 and December 31, 2011, respectively.

In addition, LFB enters into interest rate swaps, forward foreign exchange contracts and other derivative contracts to hedge exposures to interest rate and currency fluctuations on open positions that arise primarily from client activity. Such foreign currency and interest rate positions are subject to strict internal limits and, based on account balances as of June 30, 2012, the impact of potential significant movements in either the currency or interest rate markets on LFB’s positions would not materially affect the Company’s annual operating income.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of June 30, 2012, Lazard estimates that its annual operating income relating to cash and short-term investments and corporate indebtedness would increase by approximately $8 million in the event interest rates were to increase by 1% and decrease by approximately $2 million if rates were to decrease by 1%.

As of June 30, 2012, the Company’s cash and cash equivalents totaled approximately $751 million. Substantially all of the Company’s cash and cash equivalents were invested in highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds) or in short-term interest earning accounts at a number of leading banks throughout the world, or in short-term certificates of deposit from such banks. On a regular basis, management reviews and updates its list of approved depositor banks as well as deposit and investment thresholds.

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

On May 10, 2012, Lazard Ltd issued 101,505 shares of Class A common stock in reliance on Section 4(2) of the Securities Act of 1933 in connection with the exchange of 101,505 common membership interests of Lazard Group held by certain members of LAZ-MD Holdings as provided for in the Master Separation Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings and other related documents.

Issuer Repurchases of Equity Securities

The following table sets forth information regarding Lazard’s purchases of its Class A common stock on a monthly basis during the second quarter of 2012. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 – April 30, 2012
Share Repurchase Program (1)	625,500	$27.29	625,500	$249.5 million
Employee Transactions (2)	86,035	$28.51	–	$–
May 1, 2012 – May 31, 2012
Share Repurchase Program (1)	1,595,504	$24.10	1,595,504	$211.1 million
Employee Transactions (2)	64,473	$25.63	–	$–
June 1, 2012 – June 30, 2012
Share Repurchase Program (1)	1,107,143	$23.80	1,107,143	$184.7 million
Employee Transactions (2)	16,978	$23.06	–	$–
Total
Share Repurchase Program (1)	3,328,147	$24.60	3,328,147	$184.7 million
Employee Transactions (2)	167,486	$26.85	–	$–

(1)

In February 2011, October 2011 and April 2012, the Board of Directors of Lazard Ltd authorized the repurchase of up to $250 million, $125 million and $125 million, respectively, in aggregate cost of Class A common stock and Lazard Group common membership interests through December 31, 2012, December 31, 2013 and December 31, 2013, respectively. The share repurchase program is used primarily to offset a portion of the shares to be issued under the 2005 Plan and the 2008 Plan. Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions. Amounts shown in this line item exclude the shares of Class A common stock withheld by the Company to cover estimated income taxes as described below. As of June 30, 2012, $184.7 million of the current aggregate share repurchase amount authorized as of such date remained available, all of which expires on December 31, 2013. Additionally, amounts shown in this line item for the period April 1 through June 30, 2012 include repurchases made in the open market pursuant to the Company’s Rule 10b5-1 plan, which was then in effect. A Rule 10b5-1 plan allows the Company to make repurchases during periods when it would not otherwise be repurchasing (i.e., during internal “black-out” periods). All purchases under a Rule 10b5-1 plan must be made in accordance with a predefined plan, which must have been established when the Company was not aware of material non-public information.

(2)	Under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs and delivery of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to cover estimated income taxes. During the three month period ended June 30, 2012, the Company satisfied certain employees’ tax obligations in lieu of issuing (i) 165,018 shares of Class A common stock to cover estimated taxes upon the vesting of 361,557 RSUs and (ii) 2,468 shares of Class A common stock to cover estimated taxes upon the vesting of 12,191 shares of restricted Class A common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Master Separation Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

2.2

Amendment No. 1, dated as of November 6, 2006, to the Master Separation Agreement,

dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

2.3	Second Amendment, dated as of May 7, 2008, to the Master Separation Agreement, dated as of May 10, 2005, as amended, by and among Lazard Ltd, Lazard Group LLC and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 9, 2008).

2.4	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

3.1	Certificate of Incorporation and Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.2	Certificate of Incorporation in Change of Name of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.3	Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

3.4	First Amendment to Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 9, 2008).

3.5	Second Amendment to the Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

4.1	Form of Specimen Certificate for Class A common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).
4.2	Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.3	Amended and Restated Third Supplemental Indenture, dated as of May 15, 2008, by and among Lazard Group LLC and The Bank of New York, as trustee (and incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K (Commission File No. 333-126751) filed on May 16, 2008).

4.4	Fourth Supplemental Indenture, dated as of June 21, 2007, between Lazard Group LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on June 22, 2007).

4.5	Form of Senior Note (included in Exhibit 4.3).

10.1	Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006, by and among LAZ-MD Holdings LLC, the Registrant and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.2	First Amendment, dated as of May 7, 2008, to the Amended and Restated Stockholders’ Agreement dated as of November 6, 2006, between LAZ-MD Holdings LLC and Lazard Ltd (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 9, 2008).

10.3	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.4	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

10.5	Amendment No. 2, dated as of May 9, 2008, to the Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 8, 2008).

10.6	Amendment No. 3, dated as of April 27, 2010, to the Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.7	Tax Receivable Agreement, dated as of May 10, 2005, by and among Ltd Sub A, Ltd Sub B and LFCM Holdings LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8	Employee Benefits Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9	Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.10	License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co., Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.11	Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.12	Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.13	Amendment and Consent, dated February 9, 2009, to the Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.14	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.15	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.16	Amendment dated as of February 16, 2011, by and among RCPI Landmark Properties, L.L.C. (as the successor in interest to Rockefeller Center Properties), RCPI 30 Rock 22234849, L.L.C. and Lazard Group LLC (as the successor in interest to Lazard Frères & Co. LLC), to the Lease dated as of January 27, 1994, by and among Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.17	Lease with an Option to Purchase, dated as of July 11, 1990, by and between Sicomibail and Finabail and SCI du 121 Boulevard Hausmann (English translation) (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.18	Occupational Lease, dated as of August 9, 2002, by and among Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.19*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.20*	Lazard Ltd’s 2008 Incentive Compensation Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.21*	2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.22*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for each of Michael J. Castellano and Scott D. Hoffman (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.23*	Form of First Amendment, dated as of May 7, 2008, to Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, for each of Michael J. Castellano and Scott D. Hoffman (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 9, 2008).

10.24*	Second Amendment, dated as of February 26, 2009, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005 (as amended from time to time), for Michael J. Castellano (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.25*	Second Amendment, dated as of February 23, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005 and amended as of May 7, 2008, for Scott D. Hoffman (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.26*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.27*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between Lazard Group LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.28*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, with Alexander F. Stern (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on March 23, 2010).

10.29*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, by and between Lazard Group LLC and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 001-32492) filed on March 1, 2010).

10.30*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, with Kenneth M. Jacobs (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) field on March 23, 2010).

10.31*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between Lazard Group LLC and Matthieu Bucaille (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.32*	First Amendment, dated as of April 1, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, between Lazard Group LLC and Matthieu Bucaille (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.33*	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.34*	Acknowledgement Letter, dated as of November 6, 2006 from Lazard Group LLC to certain managing directors of Lazard Group LLC modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.35	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.36	Registration Rights Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.37*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.38*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.39*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.40*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.41*	Form of Agreement evidencing a grant of Deferred Cash Award to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.42*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.43*	First Amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 1, 2007).

10.44	Agreement and Plan of Merger, dated as of August 14, 2008, by and among Lazard Ltd, LAZ Sub I, Lazard Asset Management LLC and Lazard Asset Management Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on August 15, 2008).

10.45*	Letter Agreement regarding employment, dated as of April 21, 2010, between Lazard Group LLC and Gary W. Parr (incorporated by reference to Exhibit 10.53 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.46*	Amendment, dated as of February 27, 2012 to Letter Agreement regarding employment, dated as of April 21, 2010, between Lazard Group LLC and Gary W. Parr (incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 2, 2012).

10.47	Senior Revolving Credit Agreement, dated as of April 29, 2010, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.51 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on August 4, 2011).

10.48	Amendment No. 1, dated as of August 12, 2010, to the Senior Revolving Credit Agreement, dated as of April 29, 2010, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on February 29, 2011).

10.49	Amendment No. 2, dated as of December 17, 2010, to the Senior Revolving Credit Agreement, dated as of April 29, 2010, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on February 29, 2011).

10.50	Amendment No. 3, dated as of March 31, 2012, to the Senior Revolving Credit Agreement, dated as of April 29, 2010, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 2, 2012).

10.51*	Form of Agreement evidencing a grant of Restricted Stock under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.52*	Form of Agreement evidencing a grant of Lazard Fund Interests under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.53*	Form of Agreement evidencing a grant of Restricted Stock Units and Restricted Stock to Executive Officers who are or may become eligible for retirement under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.53 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 2, 2012).

10.54*	First Amendment, dated as of August 2, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 15, 2005, between Lazard Group LLC and Ashish Bhutani (incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on August 4, 2011).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Matthieu Bucaille.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Matthieu Bucaille.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2012

LAZARD LTD

By:	/s/ Matthieu Bucaille
Name: Matthieu Bucaille
Title: Chief Financial Officer

By:	/s/ Richard J. Hittner
Name: Richard J. Hittner
Title: Chief Accounting Officer