Form 10-K
period 2012-12-31
Lazard Ltd
filed 2013-02-28
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2012 was approximately $3,018,126,020.

As of January 31, 2013, there were 128,216,423 shares of the Registrant’s Class A common stock (including 12,790,280 shares held by subsidiaries) and one share of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2013 annual general meeting of shareholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13 and 14.

LAZARD LTD

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

i

Part I

When we use the terms “Lazard”, “we”, “us”, “our”, and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd has no material operating assets other than indirect ownership as of December 31, 2012 of approximately 98.8% of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

Item 1.	Business

Lazard is one of the world’s preeminent financial advisory and asset management firms. We have long specialized in crafting solutions to the complex financial and strategic challenges of a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals. Founded in 1848 in New Orleans, we currently operate from 42 cities in key business and financial centers across 27 countries throughout Europe, North America, Asia, Australia, the Middle East and Central and South America.

Principal Business Lines

We focus primarily on two business segments - Financial Advisory and Asset Management. We believe that the mix of our activities across business segments, geographic regions, industries and investment strategies helps to diversify and stabilize our revenue stream.

Financial Advisory

Our Financial Advisory business offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”) and other strategic matters, restructurings, capital structure, capital raising and various other financial matters. We focus on solving our clients’ most complex issues, providing advice to key decision-makers, senior management, boards of directors and business owners, as well as governments and governmental agencies, in transactions that typically are of significant strategic and financial importance to them.

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

For the years ended December 31, 2012, 2011 and 2010, the Financial Advisory segment net revenue totaled $1.049 billion, $992 million and $1.120 billion, respectively, accounting for approximately 55%, 54% and 59%, respectively, of our consolidated net revenue for such years. We earned $1 million or more from 255 clients, 241 clients and 255 clients for the years ended December 31, 2012, 2011 and 2010, respectively. For the years ended December 31, 2012, 2011 and 2010, the ten largest fee paying clients constituted approximately 18%, 14% and 16% of our Financial Advisory segment net revenue, respectively, with no client individually constituting more than 10% of segment net revenue during any of these years. For the years ended December 31, 2012, 2011 and 2010, the Financial Advisory segment reported operating income (loss) of $(9) million, $62 million and $169 million, respectively. Operating income in 2012 included a charge in the fourth quarter of $78 million associated with the cost saving initiatives (as described in Note 16 of Notes to Consolidated Financial Statements) announced by the Company in October 2012, and, in 2010, included a charge of $20 million relating to the amendment of the Company’s retirement policy with respect to restricted stock unit (“RSU”) awards that are applicable to the Financial Advisory segment (as each are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations). Excluding the impact of such items, our Financial Advisory segment had operating income of $69 million and $189 million in the years ended December 31, 2012 and 2010, respectively. At December 31, 2012, 2011 and 2010, the Financial Advisory segment had total assets of $793 million, $768 million and $799 million, respectively.

We believe that we have been pioneers in offering financial advisory services on an international basis, with the establishment of our New York, Paris and London offices dating back to the nineteenth century. We maintain a major local presence in the U.S., the United Kingdom (the “U.K.”) and France, including a network of regional branch offices in the U.S. and France, as well as a presence in Argentina, Australia, Belgium, Brazil, Chile, China, Colombia, Germany, India, Italy, Japan, the Netherlands, Panama, Peru, Saudi Arabia, Singapore, South Korea, Spain, Sweden, Switzerland, the United Arab Emirates and Uruguay.

Over the past several years, our Financial Advisory segment has made several business acquisitions and entered into certain other business relationships. In 2007 we acquired all of the outstanding ownership interests of Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies, all of the outstanding shares of Carnegie, Wylie & Company (Holdings) Pty Ltd (“CWC”), an Australia-based financial advisory and private equity firm, now known as Lazard Australia Holdings Pty Limited, and, along with the Company’s existing financial advisory business in Australia, referred to below as “Lazard Australia”, and concurrently sold such investment to Lazard Group, and we entered into a joint cooperation agreement with Raiffeisen Investment AG (“Raiffeisen”) for merger and acquisition advisory services in Russia and the Central and Eastern European (the “CEE”) region. The cooperation agreement between us and Raiffeisen, one of the CEE region’s top M&A advisors, provides domestic, international and cross-border expertise within Russia and the CEE region. In 2008, we acquired a 50% interest in Merchant Bankers Asociados (“MBA”), an Argentina-based financial advisory services firm with offices across Central and South America and the parent company of MBA Banco de Inversiones. In 2009, we entered into a strategic alliance with a financial advisory firm in Mexico to provide global M&A advisory services for clients, both inside and outside of Mexico, who are seeking to acquire or sell assets in Mexico or have interests in other financial transactions with companies in Mexico, and to provide restructuring advisory services to clients in Mexico. In 2012, we integrated our Brazilian operations based in São Paulo, and established a Lazard Africa initiative to leverage our sovereign and corporate expertise in this rapidly growing region, for our clients in both developed and developing countries.

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

When we advise clients that are contemplating the sale of certain businesses, assets or an entire company, our services include advising on the appropriate sale process for the situation, valuation issues, assisting in preparing an offering circular or other appropriate sale materials and rendering, if appropriate, fairness opinions. We also identify and contact selected qualified acquirors and assist in negotiating and closing the proposed sale. As appropriate, we also advise our clients regarding financial and strategic alternatives to a sale including recapitalizations, spin-offs, carve-outs and split-offs. We frequently provide advice with respect to the structure, timing and pricing of these alternatives.

For companies in financial distress, our services may include reviewing and analyzing the business, operations, properties, financial condition and prospects of the company, evaluating debt capacity, assisting in the determination of an appropriate capital structure and evaluating financial and strategic alternatives, including providing advice on dividend policy. If appropriate, we may provide financial advice and assistance in developing and seeking approval of a restructuring or reorganization plan, which may include a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or other similar court administered processes in non-U.S. jurisdictions. In such cases, we may assist in certain aspects of the implementation of such a plan, including advising and assisting in structuring and effecting the financial aspects of a sale or recapitalization, structuring new securities, exchange offers, other consideration or other inducements to be offered or issued, as well as assisting and participating in negotiations with affected entities or groups.

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

Since the beginning of the financial crisis that began in mid-2007, we have been at the forefront of providing independent advice to governments and governmental agencies challenged by the current troubled environment. Lazard’s Sovereign Advisory Group is highly active, advising a number of countries with respect to sovereign debt and other issues.

On May 10, 2005, Lazard Group transferred its capital markets business, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services, and fund management activities outside of France as well as other specified non-operating assets and liabilities, to LFCM Holdings LLC (“LFCM Holdings”), a Delaware limited liability company. We refer to these businesses, assets and liabilities as the “separated businesses” and these transfers collectively as the “separation.” In connection with the separation, we entered into a business alliance agreement dated as of May 10, 2005 by and among Lazard Group, LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by current and former managing directors of Lazard Group, and LFCM Holdings (the “business alliance agreement”), pursuant to which a subsidiary of LFCM Holdings generally underwrites and distributes U.S. securities offerings originated by our Financial Advisory business in a manner intended to be similar to our practice prior to the separation, with revenue from such offerings generally continuing to be divided evenly between Lazard Group and LFCM Holdings.

Staffing

We staff our assignments with a team of quality professionals who have appropriate product and industry expertise. We pride ourselves on, and we believe we differentiate ourselves from our competitors by, being able to offer a high level of attention from senior personnel to our clients and organizing ourselves in such a way that managing directors who are responsible for securing and maintaining client relationships also actively participate in providing related transaction execution services. Our managing directors have significant experience, and many of them are able to use this experience to advise on M&A, financings, restructurings, capital structure and other transactions or financial matters, depending on our clients’ needs. Many of our managing directors and senior advisors come from diverse backgrounds, such as senior executive positions at corporations and in government, law and strategic consulting, which we believe enhances our ability to offer sophisticated advice and customized solutions to our clients. As of December 31, 2012, our Financial Advisory segment had 151 managing directors and 732 other professionals (which includes directors, vice presidents, associates and analysts).

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

In addition to our Mergers and Acquisitions and Restructuring practices, we also maintain specialties in the following distinct practice areas within our Financial Advisory segment:

•	government and sovereign advisory,

•	capital structure and debt advisory,

•	fund raising for alternative investment funds,

•	private investment in public equities, or “PIPES,” and

•	corporate finance and other advisory services, including convertible exchange transactions, registered direct offerings and private placements.

We endeavor to coordinate the activities of the professionals in these areas with our Mergers and Acquisitions industry specialists in order to offer clients customized teams of cross-functional expertise spanning both industry and practice area expertise.

Strategy

Our focus in our Financial Advisory business is on:

•	investing in our intellectual capital through senior professionals who we believe have strong client relationships and industry expertise,

•	increasing our contacts with existing clients to further enhance our long-term relationships and our efforts in developing new client relationships,

•	developing new client relationships, including leveraging the broad geographic footprint and strong relationships in our Asset Management business,

•

expanding the breadth and depth of our industry expertise and selectively adding or reinforcing practice areas, such as our Capital Structure Advisory and Sovereign Advisory Groups, to help corporations and governments in addressing the significant deleveraging that is occurring in the developed markets,

•

coordinating our industry specialty activities on a global basis and increasing the integration of our industry experts in Mergers and Acquisitions with our Restructuring, Capital Markets and other professionals, and

•

broadening our geographic presence by adding new offices, including, since the beginning of 2007, offices in Australia (Melbourne and Perth), Saudi Arabia (Riyadh), Switzerland (Zurich) and the United Arab Emirates (Dubai City), as well as new regional offices in the U.S. (Boston, Minneapolis and Charlotte), acquiring a 50% interest in a financial advisory firm with offices in Central and South America (Argentina, Chile, Colombia, Panama, Peru and Uruguay), integrating our Brazilian operations based in São Paulo and entering into a joint cooperation agreement in Eastern Europe and Russia, as well as a strategic alliance with a financial advisory firm in Mexico.

In addition to the investments made as part of this strategy, we believe that our Financial Advisory business may benefit from external market factors, including:

•	increasing demand for independent, unbiased financial advice;

•	debt reduction, recapitalization and related activities that are occurring in the developed markets;

•	relatively low interest rates and high corporate cash balances in the current macroeconomic environment; and

•	a potential increase in cross-border M&A and large capitalization M&A, two of our areas of historical specialization.

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

Lazard Group and Natixis had in place a cooperation arrangement to place and underwrite securities in the French capital markets under a common brand, “Lazard-Natixis,” and cooperate in their respective origination, syndication, placement and other activities. The cooperation arrangement primarily covered French listed companies included in the Société des Bourses Francaises (“SBF”) 120 Index and initial public offerings with an expected resulting market capitalization of at least €500 million. The term of the cooperation arrangement expired on December 31, 2012. Discussions are taking place regarding the possible renewal of the cooperation arrangement or the execution of a new form of cooperation arrangement.

Asset Management

Our Asset Management business offers a broad range of global investment solutions and investment management services in equity and fixed income strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor union funds, financial intermediaries and private clients. Our goal in our Asset Management business is to produce superior risk-adjusted investment returns and provide investment solutions customized for our clients. Many of our equity investment strategies share an investment philosophy that centers on fundamental security selection with a focus on analyzing, among other things, a company’s financial position, productivity and opportunities in light of its valuation.

As of December 31, 2012, total assets under management (“AUM”) were $167 billion, of which approximately 83% was invested in equities, 13% in fixed income, 3% in alternative investments and 1% in private equity funds. As of the same date, approximately 31% of our AUM was invested in international (i.e., non-U.S. and regional non-U.S.) investment strategies, 51% was invested in global investment strategies and 18% was invested in U.S. investment strategies. Our top ten clients accounted for 23%, 22% and 22% of our total AUM at December 31, 2012, 2011 and 2010, respectively, with no client individually constituting more than 10% of our Asset Management segment net revenue during any of the respective years. Approximately 91% of our AUM as of December 31, 2012 was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 9% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

The charts below illustrate the mix of our AUM as of December 31, 2012, measured by broad product strategy and by office location.

For the years ended December 31, 2012, 2011 and 2010, our Asset Management segment net revenue totaled $896 million, $897 million and $850 million, respectively, accounting for approximately 47%, 49% and 45%, respectively, of our consolidated net revenue for such years. For the years ended December 31, 2012, 2011 and 2010, Asset Management reported operating income of $237 million, $268 million and $265 million, respectively. Operating income in 2012 included a charge of $13 million associated with the cost saving initiatives announced by the Company in October 2012, and, in 2010, included a charge of $3 million relating to the amendment of Lazard’s retirement policy with respect to RSU awards that were applicable to the Asset Management segment (as each are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations). Excluding the impact of such special items, our Asset Management segment had operating income of $250 million and $268 million in the years ended December 31, 2012 and 2010, respectively. At December 31, 2012, 2011 and 2010, our Asset Management segment had total assets of $567 million, $584 million and $687 million, respectively.

LAM and LFG

Our largest Asset Management businesses are Lazard Asset Management LLC and its subsidiaries (“LAM”), with offices in New York, San Francisco, Boston, Chicago, Toronto, Montreal, London, Milan, Frankfurt, Hamburg, Tokyo, Hong Kong, Sydney, Seoul, Zurich and Manama (aggregating approximately $152 billion in total AUM as of December 31, 2012), and Lazard Frères Gestion SAS (“LFG”), with offices in Paris, Bordeaux, Brussels and Lyon (aggregating approximately $14 billion in total AUM as of December 31, 2012). These operations, with 71 managing directors and 352 professionals as of December 31, 2012, provide our business with both a global presence and a local identity.

Primary distinguishing features of these operations include:

•	a global footprint with global research, global mandates and global clients,

•	a broad-based team of investment professionals, including focused, in-house investment analysts across all products and platforms, many of whom have substantial industry or sector specific expertise,

•	world-wide brand recognition and multi-channel distribution capabilities.

Our Investment Philosophy, Process and Research.    Our investment philosophy is generally based upon a fundamental security selection approach to investing. Across many of our products, we apply three key principles to investment portfolios:

•	select securities, not markets,

•	evaluate a company’s financial position, productivity and opportunities in light of its valuation, and

•	manage risk.

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
Equities

Global

Large Capitalization

Small Capitalization

Emerging Markets

Thematic

Convertibles**

Listed Infrastructure

Quantitative

Emerging Markets Small
Capitalization

Latin American

Trend

Real Estate

Multi Strategies

EAFE (Non-U.S.)

Large Capitalization

Small Capitalization

Multi-Capitalization

Quantitative

Real Estate

Global Ex

Global Ex-U.K.

Global Ex-Japan

Global Ex-Australia

Pan-European

Large Capitalization

Small Capitalization

Quantitative

Eurozone

Large Capitalization**

Small Capitalization**

Continental European

Small Cap

Multi Cap

Eurozone (i.e., Euro Bloc)

Euro-Trend (Thematic)

U.S.

Large Capitalization**

Mid Capitalization

Small/Mid Capitalization

Multi-Capitalization

Real Estate

Other

U.K. (Large Capitalization)

U.K. (Small Capitalization)

U.K. Quantitative

Australia

France (Large Capitalization)*

France (Small Capitalization)*

Japan**

Korea

Fixed Income and Cash Management	Global Core Fixed Income High Yield Short Duration Emerging Markets Fixed Income	Pan-European Core Fixed Income High Yield Cash Management* Duration Overlay Eurozone Fixed Income** Cash Management* Corporate Bonds**	U.S. Core Fixed Income High Yield Short Duration Municipals Cash Management* Non-U.S. U.K. Fixed Income

Alternative	Global Fund of Hedge Funds Fund of Closed-End Funds (Long and Long/Short) Convertible Long/Short Equity Arbitrage/Relative Value Emerging Income	Regional Japan (Long/Short)

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

Distribution.    We distribute our products through a broad array of marketing channels on a global basis. LAM’s marketing, sales and client service efforts are organized through a global market delivery and service network, with distribution professionals located in cities including New York, Boston, Chicago, San Francisco, London, Milan, Montreal, Toronto, Frankfurt, Hamburg, Zurich, Tokyo, Sydney, Hong Kong, Manama and Seoul. We have developed a well-established presence in the institutional asset management arena, managing assets for corporations, labor unions, sovereign wealth funds and public pension funds around the world. In addition, we manage assets for insurance companies, savings and trust banks, endowments, foundations and charities.

We also have become a leading firm in managing mutual funds and separately managed accounts for many of the world’s largest broker-dealers, insurance companies, registered advisors and other financial intermediaries.

LFG markets and distributes its products through sales professionals based in France and Belgium, who directly target both individual and institutional investors.

Strategy

Our strategic plan in our Asset Management business is to focus on delivering superior investment performance and client service and broadening our product offerings and distribution in selected areas in order to continue to drive improved business results. Over the past several years, in an effort to improve our Asset Management business’ operations and expand our Asset Management business, we have:

•	focused on enhancing our investment performance,

•	improved our investment management platform by adding a number of senior investment professionals (including portfolio managers and analysts),

•	continued to strengthen our marketing and consultant relations capabilities, including by leveraging the broad geographic footprint and strong client relationships in our Financial Advisory business,

•	expanded our product platform, including the addition of a new emerging markets fixed income team, a global equity team, an asian equity team and a global real estate investment team, and

•	continued to expand the geographic reach of our Asset Management business, including through opening an office in Switzerland and planning to open an office in Singapore.

We believe that our Asset Management business has long maintained an outstanding team of portfolio managers and global research analysts. We intend to maintain and supplement our intellectual capital to achieve our goals. We routinely reassess our strategic position and may in the future seek acquisitions or other transactions, including the opportunistic hiring of new employees, in order to further enhance our competitive position. In this regard, in September 2011, LAM acquired the assets of Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”). Alesco is an investment advisor located in San Francisco, California, focusing on real estate securities and managing three registered mutual funds. We also believe that our specific investment strategies, global reach, unique brand identity and access to multiple distribution channels may allow us to expand into new investment products, strategies and geographic locations. In addition, we may expand our participation in alternative investment activities through investments in new and successor funds, through organic growth, acquisitions or otherwise.

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

Since 2005, we have been engaged in a number of alternative investments and private equity activities. On July 15, 2009, we established a private equity business with The Edgewater Funds (“Edgewater”), a Chicago-based private equity firm, through the acquisition of Edgewater’s management vehicles. The acquisition of Edgewater was structured as a purchase by Lazard of interests in a holding company that owns interests in the general partner and management company entities of the current Edgewater private equity funds (the “Edgewater Acquisition”).

In Australia, we operate our private equity business through Lazard Australia, which, as of December 31, 2012, had approximately $325 million of AUM and unfunded fee-earning commitments.

LFCM Holdings, through certain subsidiaries of Lazard Alternative Investments Holdings LLC (“LAI”), operates the alternative investment business (including private equity activities) that was transferred to it in the separation. We retained an investment in certain of the funds that are now operated by LAI and its subsidiaries. We are entitled to receive all or a portion of the carry attributable to our investment in certain funds managed or formed by LAI (net of compensation payable to investment professionals who manage these funds). In addition, pursuant to the business alliance agreement, we retained an option to acquire the North American and European fund management activities of LAI and have the right to participate in the governance of LAI and to consent to certain actions. On December 15, 2009, we exercised our option to acquire the right to conduct private equity activities in Europe. While the remaining option to purchase the management entities of LAI’s North American businesses (the “North American Option”) is currently exercisable at any time prior to May 10, 2014, during the fourth quarter of 2011, we determined that we are unlikely to exercise such option (see Note 19 of Notes to Consolidated Financial Statements).

In February 2009, the business alliance agreement with LFCM Holdings was amended to remove certain restrictions on our ability to engage in private equity activities in North America and to reduce the price of the North American Option.

Employees

We believe that our people are our most important asset, and it is their reputation, talent, integrity and dedication that underpin our success. As of December 31, 2012, we employed 2,513 people, which included 151 managing directors and 732 other professionals in our Financial Advisory segment and 75 managing directors and 376 other professionals in our Asset Management segment. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees worldwide. We generally utilize an evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for improved performance. Generally, our employees are not subject to any collective bargaining agreements, except that our employees in certain of our European offices, including France and Italy, are covered by national, industry-wide collective bargaining agreements. We believe that we have good relations with our employees.

In October 2012 we announced a number of cost saving initiatives to reduce our expenses, which have impacted and will impact the number of people that we employ. See “Management’s Discussion and Analysis of Financial Condition — Cost Saving Initiatives” below.

Competition

The financial services industry, and all of the businesses in which we compete, are intensely competitive, and we expect them to remain so. Our competitors are other investment banking and financial advisory firms, broker-dealers, commercial and “universal” banks, insurance companies, investment management firms, hedge fund management firms, alternative investment firms and other financial institutions. We compete with some of them globally and with others on a regional, product or niche basis. We compete on the basis of a number of factors, including quality of people, transaction execution skills, investment track record, quality of client service, individual and institutional client relationships, absence of conflicts, range of products and services, innovation, brand recognition and business reputation.

While our competitors vary by country in our Financial Advisory business, we believe our primary competitors in securing engagements are Bank of America Merrill Lynch, Barclays, Citigroup, Credit Suisse, Deutsche Bank AG, Evercore Partners, Goldman Sachs & Co., Greenhill & Co., JPMorgan Chase, Mediobanca, Morgan Stanley, Rothschild and UBS. In our Restructuring practice, our primary competitors are The Blackstone Group, Evercore Partners, Greenhill & Co., Houlihan Lokey, Moelis & Company and Rothschild.

We believe that our primary global competitors in our Asset Management business include, in the case of LAM, Aberdeen and Schroders, Alliance Bernstein, Capital Management & Research, Fidelity, Franklin Templeton, Invesco, JP Morgan Asset Management, Lord Abbett, MFS and Mondrian Investment Partners, and, in the case of LFG, private banks with offices in France as well as large institutional banks and fund managers. We face competition in private equity both in the pursuit of outside investors for our private equity funds and the acquisition of investments in attractive portfolio companies. We compete with hundreds of other funds, many of which are subsidiaries of or otherwise affiliated with large financial service providers.

Competition is also intense in each of our businesses for the attraction and retention of qualified employees, and we compete, among other factors, on the level and nature of compensation and equity-based incentives for key employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

In recent years there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. This trend was amplified in connection with the unprecedented disruption and volatility in the financial markets during the past several years, and, as a result, a number of financial services companies have merged, been acquired or have fundamentally changed their respective business models, including, in certain cases, becoming bank holding companies or commercial banks. Many of these firms have the ability to offer a wider range of products than we offer, including loans, deposit taking, insurance and brokerage services. Many of these firms also offer more extensive asset management and investment banking services, which may enhance their competitive position. They also may have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenue in an effort to gain market share, which could result in pricing pressure in our businesses. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors, and, in certain instances, has afforded them access to government funds. At the same time, demand for independent financial advice has increased and has created opportunities for new entrants, including a number of boutique financial advisory firms.

Regulation

Our businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our stockholders or creditors. Many of our affiliates that participate in securities markets are subject to comprehensive regulations that include some form of minimum capital retention requirements and customer protection rules. In the U.S., certain of our subsidiaries are subject to such regulations promulgated by the United States Securities and Exchange Commission (the “SEC”) or the Financial Industry Regulatory Authority (“FINRA”) or the Municipal Securities Rulemakers Board (the “MSRB”). Standards, requirements and rules implemented throughout the European Union are broadly comparable in scope and purpose to the regulatory capital and customer protection requirements imposed under the SEC and FINRA rules. European Union directives also permit local regulation in each jurisdiction, including those in which we operate, to be more restrictive than the requirements of such European Union-wide directives. These sometimes burdensome local requirements can result in certain competitive disadvantages to us.

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

Our principal U.S. broker-dealer subsidiary, Lazard Frères & Co. LLC (“LFNY”), through which we conduct most of our U.S. Financial Advisory business, is currently registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in all 50 U.S. states, the District of Columbia and Puerto Rico. As such, LFNY is subject to regulations governing effectively every aspect of the securities business, including minimum capital retention requirements, record-keeping and reporting procedures, relationships with customers, experience and training requirements for certain employees, and business procedures with firms that are not members of certain regulatory bodies. LFNY is also currently registered with the SEC and the MSRB as a municipal advisor, a new registration category that includes placement agents that solicit investments from public pension funds on behalf of investments funds. The MSRB has adopted, and is in the process of adopting, additional rules to govern municipal advisors, including “pay-to-play” rules and rules regarding professional standards, and LFNY is subject to those rules. Lazard Asset Management Securities LLC, a subsidiary of LAM, is registered as a broker-dealer with the SEC and FINRA and in all 50 U.S. states, the District of Columbia and Puerto Rico. Lazard Middle Market LLC, a subsidiary of GAHL, is registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in various U.S. states and territories.

Certain U.K. subsidiaries of Lazard Group, including Lazard & Co., Limited, Lazard Fund Managers Limited and Lazard Asset Management Limited, which we refer to in this Annual Report on Form 10-K (this “Form 10-K”) as the “U.K. subsidiaries,” are regulated by the Financial Services Authority (the “FSA”). We expect that the Financial Conduct Authority will assume the FSA’s regulatory oversight responsibilities relating to the U.K. subsidiaries in 2013, but we do not expect this transition alone to significantly impact the regulatory requirements applicable to the U.K. subsidiaries. We also have other subsidiaries that are registered as broker-dealers (or have similar non-U.S. registration in various jurisdictions).

Compagnie Financière Lazard Frères SAS (“CFLF”), our French subsidiary under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel for its banking activities conducted through its subsidiary, our Paris-based banking affiliate, Lazard Frères Banque SA (“LFB”). In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG, are subject to regulation and supervision by the Autorité des Marchés Financiers.

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

As a result of certain recent changes effected by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) related to the regulation of over-the-counter swaps and other derivative instruments, LAM and certain of its subsidiaries have recently registered with the U.S. Commodity Futures Trading Commission ( the “CFTC”) and the National Futures Association (the “NFA”), and are subject to certain aspects of the U.S. Commodity Exchange Act and the regulations thereunder, and to the rules of the NFA. The CFTC and the NFA have authority over the laws, rules and regulations related to commodities (including the over-the-counter swaps and derivatives markets), and regulate our relationship with clients who trade in these instruments. The U.S. Commodity Exchange Act and the regulations thereunder also impose additional record-keeping and reporting requirements and disclosure requirements on LAM and its subsidiaries.

In addition, the Japanese Ministry of Finance and the Financial Supervisory Agency, the Korean Financial Supervisory Commission, the Securities and Futures Commission of Hong Kong, the Monetary Authority of Singapore, the Australian Securities & Investments Commission and German banking authorities, among others, regulate various of our operating entities and also have capital standards and other requirements comparable to the rules of the SEC. Our business is also subject to regulation by other non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate.

Regulators are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion or other disciplining of a broker-dealer or its directors, officers or employees.

Lazard Ltd had been subject to supervision by the SEC as a Supervised Investment Bank Holding Company (“SIBHC”). As a SIBHC, Lazard Ltd was subject to group-wide supervision, which required it to compute allowable capital and risk allowances on a consolidated basis. However, pursuant to Section 617 of the Dodd-Frank Act, the SEC’s SIBHC program was eliminated on July 21, 2011. Pursuant to relevant rules in the European Union, which we continue to examine, LFB, as a European credit institution, is required to be supervised on a consolidated basis by another regulatory body, either in the U.S., by the Board of Governors of the Federal Reserve, or in the European Union. The Dodd-Frank Act and the rules and regulations that may be adopted thereunder (including regulations that have not yet been proposed) could affect us in other ways. We continue to monitor the process as such rules are proposed and adopted.

Over the last several years, global financial markets experienced extraordinary disruption and volatility. As a result, the U.S. and other governments have taken actions, and may continue to take further actions, in response to this disruption and volatility, including expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect of any such expanded or new standards, requirements and rules is uncertain and could have adverse consequences to our business and results of operations. See Item 1A, “Risk Factors—Other Business Risks—Extensive regulation of our businesses limits our activities and results in ongoing exposure to the potential for significant penalties, including fines or limitations on our ability to conduct our businesses.”

Executive Officers of the Registrant

Set forth below are the name, age, present title, principal occupation and certain biographical information for each of our executive officers as of February 22, 2013, all of whom have been appointed by, and serve at the pleasure of, our board of directors.

Kenneth M. Jacobs, 54

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

Matthieu Bucaille, 53

Mr. Bucaille has served as Chief Financial Officer of Lazard Ltd and Lazard Group since April 1, 2011. Mr. Bucaille has served as a Managing Director of Lazard since 1998 and served as the Deputy Chief Executive Officer of LFB in Paris from October 2009 until December 2011. Mr. Bucaille joined Lazard in 1989 from the First Boston Corporation in New York.

Ashish Bhutani, 52

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

Scott D. Hoffman, 50

Mr. Hoffman has served as General Counsel of Lazard Ltd and Lazard Group since May 2005. Mr. Hoffman has served as a Managing Director of Lazard Group since January 1999 and General Counsel of Lazard Group since January 2001. Mr. Hoffman previously served as Vice President and Assistant General Counsel from February 1994 to December 1997 and as a Director from January 1998 to December 1998. Prior to joining Lazard, Mr. Hoffman was an attorney at Cravath, Swaine & Moore LLP. Mr. Hoffman is a member of the Board of Trustees of the New York University School of Law.

Alexander F. Stern, 46

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

Our public internet site is http://www.lazard.com. and the investor relations SEC filings section of our public internet site is located at http://www.lazard.com/InvestorRelations/SEC-Filings.aspx. We will make available free of charge, on or through the investor relations section of our internet site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request of any Lazard Ltd shareholder to the Investor Relations Department, are charters for the Company’s Audit Committee, Compensation Committee and Nominating & Governance Committee. Copies of these charters and our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees are also posted on our website in the “Corporate Governance” section.

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

Risks Relating to the Financial Services Industry and Financial Markets

In recent years, the U.S. and global capital markets and the economy experienced periods of significant disruption and volatility, which has had negative repercussions on the global economy, and any continued disruption or volatility could present challenges for our business.

In recent years, certain adverse financial developments have impacted the U.S. and global capital markets and the macroeconomic climate. These developments included a general slowing of economic growth both in the U.S. and globally, periods of volatility in equity securities markets and volatility and tightening of liquidity in credit markets. In addition, concerns over sovereign debt levels, high unemployment levels, business and consumer confidence levels, volatile energy costs, geopolitical issues and a weak real estate market in the U.S. and elsewhere have contributed to increased volatility and have affected expectations for the economy and the markets going forward. Furthermore, investor concerns about the financial health of certain European countries and financial institutions caused market disruptions in recent years and may continue to cause disruption in future periods. If significant levels of market disruption and volatility continue, or if current conditions materially worsen, our business may be adversely affected, which may have a material impact on our business and results of operations.

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

The soundness of third parties, including our clients, as well as financial, governmental and other institutions, could adversely affect us.

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

As of December 31, 2012, our authorized and unissued shares of Class A common stock include (i) approximately 21.5 million and approximately 0.2 million shares of our common stock underlying RSUs and deferred stock units (“DSUs”), respectively, that have been granted pursuant to Lazard Ltd’s 2005 Equity Incentive Plan (the “2005 Plan”) and 2008 Incentive Compensation Plan (the “2008 Plan”) and (ii) approximately 1.5 million shares of our common stock underlying the outstanding LAZ-MD Holdings exchangeable membership interests. RSUs generally require future service, among other requirements, as a condition for the delivery of the underlying shares of our Class A common stock (unless the recipient is then eligible for retirement under the Company’s retirement policy) and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. Such vesting events generally occur in early March of each year. In addition, as of December 31, 2012, approximately 1.1 million shares of our common stock are issuable in connection with business acquisitions completed in prior years.

We have generally withheld a portion of the Class A common stock issued to our employees upon vesting of RSUs or delivery of restricted stock to comply with minimum statutory tax withholding requirements. In addition, we have historically repurchased in the open market and through privately negotiated transactions a significant number of shares of our common stock. If we were to cease to or were unable to repurchase shares of our common stock, the number of shares outstanding would increase over time, diluting the ownership of our existing stockholders. Furthermore, we cannot predict whether, when and how many shares of our common stock will be sold into the market and the effect, if any, that the possibility of market sales of shares of our common stock, the actual sale of such shares or the availability of such shares will have on the market price of our common stock or our ability to raise capital through the issuance of equity securities from time to time.

Other Business Risks

Our ability to retain our managing directors and other key professional employees is critical to the success of our business, including maintaining compensation levels at an appropriate level of costs, and failure to do so may materially adversely affect our results of operations and financial position.

Our people are our most important resource. We must retain the services of our managing directors and other key professional employees, and strategically recruit and hire new talented employees, to obtain and successfully execute the financial advisory and asset management engagements that generate substantially all our revenue.

We have experienced several significant events in recent years. In general, our industry continues to experience change and exerts competitive pressures for retaining top talent, which makes it more difficult for us to retain professionals. If any of our managing directors and other key professional employees were to retire, join an existing competitor, form a competing company or otherwise leave us, some of our clients could choose to use the services of that competitor or some other competitor instead of our services. In any such event, our investment banking fees, money management fees or AUM could decline. The employment arrangements, non-competition agreements and retention agreements we have or will enter into with our managing directors and other key professional employees may not prevent our managing directors and other key professional employees from resigning from practice or competing against us. In addition, these arrangements and agreements have a limited duration and will expire after a certain period of time. We continue to be subject to intense competition in the financial services industry regarding the recruitment and retention of key professionals, and have experienced departures from and added to our professional ranks as a result. Certain changes to our employee compensation arrangements may result in increased compensation and benefits expense. In addition, any changes to the mix of cash and deferred compensation granted to our employees may affect certain financial measures applicable to our business, including ratios of compensation and benefits expense to revenue, and may result in increased levels of Class A common stock issued to our employees upon vesting of RSUs or grants of restricted stock in a particular year. Our compensation levels, results of operations and financial position may be significantly affected by many factors, including general economic and market conditions, our operating and financial performance, staffing levels and competitive pay conditions.

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

For example, revenue generated by our Financial Advisory business is directly related to the volume and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our Financial Advisory services and increasing price competition among financial services companies seeking such engagements. Our results of operations would be adversely affected by any such reduction in the volume or value of M&A transactions. In addition, our profitability would be adversely affected due to our fixed costs and the possibility that we would be unable to reduce our variable costs without reducing revenue or within a timeframe sufficient to offset any decreases in revenue relating to changes in market and economic conditions. The future market and economic climate may deteriorate because of many factors, including possible increases in interest rates, inflation, corporate or sovereign defaults, terrorism or political uncertainty.

Within our Financial Advisory business, we have typically seen that, during periods of economic strength and growth, our Mergers and Acquisitions practice historically has been more active and our Restructuring practice has been less active. Conversely, during periods of economic weakness and contraction, we typically have seen that our Restructuring practice has been more active and our Mergers and Acquisitions practice has been less active. As a result, revenue from our Restructuring practice has tended to correlate negatively to our revenue from our Mergers and Acquisitions practice over the course of business cycles. These trends are cyclical in nature and subject to periodic reversal. However, these trends do not cancel out the impact of economic conditions in our Financial Advisory business, which may be adversely affected by a downturn in economic conditions leading to decreased Mergers and Acquisitions practice activity, notwithstanding improvements in our Restructuring practice. Moreover, revenue improvements in our Mergers and Acquisitions practice in strong economic conditions could be offset in whole or in part by any related revenue declines in our Restructuring practice. While we generally have experienced a counter-cyclical relationship between our Mergers and Acquisitions practice and our Restructuring practice, this relationship may not continue in the future.

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

If our Asset Management revenue declines without a commensurate reduction in our expenses, our net income would be reduced. In addition, in the event of a market or general economic downturn, our alternative investment and private equity practices also may be impacted by a difficult fund raising environment and reduced exit opportunities in which to realize the value of their investments. Fluctuations in foreign currency exchange rates may also affect the levels of our AUM and our investment advisory fees. See “Fluctuations in foreign currency exchange rates could reduce our stockholders’ equity and net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM” below.

A majority of our revenue is derived from Financial Advisory fees, which are not long-term contracted sources of revenue and are subject to intense competition, and declines in our Financial Advisory engagements could have a material adverse effect on our business, financial condition and results of operations.

We historically have earned a majority of our revenue from advisory fees paid to us by our Financial Advisory clients, which usually are payable upon the successful completion of a particular transaction or restructuring. For example, for the year ended December 31, 2012, Financial Advisory services accounted for approximately 55% of our consolidated net revenue. We expect that we will continue to rely on Financial Advisory fees for a substantial portion of our revenue for the foreseeable future, and a decline in our advisory engagements or the market for advisory services would adversely affect our business, financial condition and results of operations.

In addition, we operate in a highly competitive environment where typically there are no long-term contracted sources of revenue. Each revenue-generating engagement typically is separately awarded and negotiated. Furthermore, many businesses do not routinely engage in transactions requiring our services and, as a consequence, our fee paying engagements with many clients are not likely to be predictable. We also lose clients each year, including as a result of the sale or merger of a client, a change in a client’s senior management and competition from other financial advisors and financial institutions. As a result, our engagements with clients are constantly changing and our Financial Advisory fees could decline quickly due to the factors discussed above.

If the number of debt defaults, bankruptcies or other factors affecting demand for our Restructuring services declines, our Restructuring operating revenue could suffer.

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

Due to the nature of our business, financial results could differ significantly from period to period, which may make it difficult for us to achieve steady earnings growth on a quarterly basis.

We experience significant fluctuations in quarterly revenue and profits. These fluctuations generally can be attributed to the fact that we earn a substantial portion of our Financial Advisory revenue upon the successful completion of a transaction or a restructuring, the timing of which is uncertain and is not subject to our control. As a result, our Financial Advisory business is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, a client or counterparty could delay or terminate an acquisition transaction because of a failure to agree upon final terms, failure to obtain necessary regulatory consents or board of directors or stockholder approval, failure to secure necessary financing, adverse market conditions or because the seller’s business is experiencing unexpected operating or financial problems. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness, for example, due to a failure to reach agreement with its principal creditors. In addition, a bankruptcy court may deny our right to collect a “success” or “completion” fee. In these circumstances, other than in engagements where we receive monthly retainers, we often do not receive any advisory fees other than the reimbursement of certain expenses despite the fact that we devote resources to these transactions. Accordingly, the failure of one or more transactions to close either as anticipated or at all could cause significant fluctuations in quarterly revenue and profits and could materially adversely affect our business, financial condition and results of operations. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, our Asset Management revenue is particularly sensitive to fluctuations in our AUM. Asset Management fees are predominantly based on average AUM as of the end of a quarter or month. As a result, a reduction in AUM at the end of a quarter or month (as a result of market depreciation, withdrawals, fluctuations in foreign currency exchange rates or otherwise) will result in a decrease in management fees. Similarly, timing of flows, contributions and withdrawals are often out of our control and may be inconsistent from quarter to quarter. As a result of quarterly fluctuations, it may be difficult for us to achieve steady earnings growth on a quarterly basis.

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

If key employees were to leave our Asset Management business, whether to join a competitor or otherwise, we may suffer a decline in revenue or earnings and our financial position could be adversely affected. Loss of key employees may occur due to perceived opportunity for promotion, compensation levels, work environment or other individual reasons, some of which may be beyond our control.

Over certain time periods, we may have a higher concentration of assets in certain strategies. To the extent that this is the case, underperformance, changes in investment personnel or other changes in these strategies may result in a withdrawal of assets. If a significant amount of clients withdraw from these strategies for any reason, our revenues would decline and our operating results would be adversely affected.

Our investment style in our Asset Management business, including the mix of asset classes comprising our AUM, may underperform other investment approaches, which may result in significant client or asset departures, or a reduction in AUM.

Even when securities prices are rising generally, performance can be affected by investment style and mix of asset classes. Many of the equity investment strategies in our Asset Management business share a common investment orientation towards fundamental security selection. We believe this style tends to outperform the market in some market environments and underperform it in others. In particular, a prolonged growth environment may cause certain investment strategies to go out of favor with some clients, advisors, consultants or third-party intermediaries. In combination with poor performance relative to peers, changes in personnel, extensive periods in particular market environments or other difficulties, the underperformance of our investment style may result in significant client or asset departures or a reduction in AUM.

Because many of our Asset Management clients can remove the assets we manage on short notice, we may experience unexpected declines in revenue and profitability.

Our investment advisory contracts are generally terminable upon very short notice. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, departures from or changes to the teams that manage our investment products, or changes in prevailing interest rates and financial market performance. Poor performance relative to other investment management firms tends to result in decreased investments in our investment products, increased redemptions of our investment products, and the loss of institutional or individual accounts or strategic alliances. In addition, the ability to terminate relationships may allow clients to renegotiate for lower fees paid for asset management services.

In addition, in the U.S., as required by the Investment Company Act, each of our investment advisory contracts with the mutual funds we advise or subadvise automatically terminates upon its “assignment.” Each of our other investment advisory contracts subject to the provisions of the Investment Advisers Act provide, as required by the Investment Advisers Act, that the contract may not be “assigned” without the consent of the customer. A sale of a sufficiently large block of shares of our voting securities or other transactions could be deemed an “assignment” in certain circumstances. An assignment, actual or constructive, would trigger these termination provisions and could adversely affect our ability to continue managing client accounts.

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

We have investments, primarily through our private equity businesses, in relatively high-risk, illiquid assets, and we may lose some or all of the principal amount of these investments or fail to realize any profits from these investments for a considerable period of time.

During July 2009, the Company established a private equity business with Edgewater. We may expand our participation in alternative investment activities through investments in new and successor funds, including funds managed by affiliates of Lazard.

We have made, and in the future may make, principal investments in public or private companies or in alternative investments (including private equity funds) established by us or by LFCM Holdings, and continue to hold principal investments directly or through several funds managed by LFCM Holdings and certain affiliates of Lazard, including Edgewater and Lazard Australia. Making principal investments is risky, and we may lose some or all of the principal amount of our investments. Certain of these types of investments may be in relatively high-risk, illiquid assets. Because it may take several years before attractive alternative investment opportunities are identified, some or all of the capital committed by us to these funds is likely to be invested in government securities, other short-term, highly rated debt securities and money market funds that traditionally have offered investors relatively lower returns. In addition, these investments may be adjusted for accounting purposes to fair value at the end of each quarter, and any related gains or losses will affect our results of operations, even though such fair value fluctuations may have no cash impact, which could increase the volatility of our earnings. It takes a substantial period of time to identify attractive alternative investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value of an investment through resale. Even if an alternative investment proves to be profitable, it may be several years or longer before any profits can be realized in cash or other proceeds.

Our revenue from our private equity business is derived primarily from management fees, which are calculated as a percentage of committed capital or invested capital depending on the stage of each respective fund. Transaction, advisory and incentive fees are earned if investments are profitable over a specified threshold. Our ability to form new alternative investment funds is subject to a number of uncertainties, including past performance of our funds, market or economic conditions, competition from other fund managers and the ability to negotiate terms with major investors.

Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios.

We invest capital in various types of equity and debt securities in order to seed LAM equity and alternative investment funds, and for general corporate purposes. Such investments are subject to market fluctuations due to changes in the market prices of securities, interest rates or other market factors, such as liquidity. While we may seek to hedge the market risk for some of these investments, an effective hedge may not be available. These investments are adjusted for accounting purposes to fair value at the end of each quarter regardless of our intended holding period, with any related gains or losses reflected in our results of operations, and therefore may increase the volatility of our earnings, even though such gains or losses may not be realized.

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

The financial services industry, and all of the businesses in which we compete, are intensely competitive, and we expect them to remain so. In particular, a number of factors increase the competitive risks of our Financial Advisory and Asset Management businesses:

•	a number of our competitors have greater financial and other resources and more personnel than we do;

•

there are relatively few barriers to entry impeding the launch of new asset management and financial advisory firms, including a relatively low cost of entering these businesses, and the successful efforts of new entrants into our various lines of business, including major banks and other financial institutions, have resulted in increased competition;

•	other industry participants will from time to time seek to recruit our employees away from us in order to compete in our lines of business; and

•	certain of our Financial Advisory practices and Asset Management products are newly established and relatively small.

This competitive pressure could adversely affect our ability to attract new or retain existing clients, make successful investments, retain our personnel or maintain AUM, any of which would adversely impact our revenue and earnings.

An inability to access the debt and equity capital markets as a result of our debt obligations, credit ratings or other factors could impair our liquidity, increase our borrowing costs or otherwise adversely affect our competitive position or results of operations.

As of December 31, 2012, Lazard Group and its subsidiaries had approximately $1.1 billion in debt (including capital lease obligations) outstanding, of which $529 million and $548 million relate to Lazard Group senior notes that mature in 2015 and 2017, respectively. This debt has certain mandated payment obligations, which may constrain our ability to operate our business. If we decide to redeem or retire this debt before maturity, we may be required to pay a significant premium to do so, which may adversely impact our earnings and affect our financial position. In addition, in the future we may need to incur debt or issue equity in order to fund our working capital requirements or refinance existing indebtedness, as well as to make acquisitions and other investments. The amount of our debt obligations may impair our ability to raise debt or issue equity for financing purposes. Our access to funds also may be impaired if regulatory authorities take significant action against us, or if we discover that any of our employees had engaged in serious unauthorized or illegal activity. In addition, our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. These ratings are assigned by rating agencies, which may reduce or withdraw their ratings or place us on “credit watch” with negative implications at any time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may pursue acquisitions, joint ventures or cooperation agreements that may result in additional risks and uncertainties in our business and could present unforeseen integration obstacles or costs.

We routinely assess our strategic position and may in the future seek acquisitions or other transactions to further enhance our competitive position. We have in the past pursued joint ventures and other transactions aimed at expanding the geography and scope of our operations. During 2007, we acquired all of the outstanding ownership interests of GAHL and CWC, we entered into a joint cooperation agreement with Raiffeisen and we entered into a shareholders agreement to acquire a 50% interest in MBA. During 2009, we established a private equity business with Edgewater, and during 2011, we acquired the assets of Alesco. During 2012, we integrated our Brazilian operations based in São Paulo. We expect to continue to explore acquisitions and partnership or strategic alliance opportunities that we believe to be attractive.

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

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing. Our Financial Advisory activities may subject us to the risk of significant legal actions by our clients and third parties, including our clients’ stockholders, under securities or other laws for allegations relating to materially false or misleading statements made in connection with securities and other transactions and potential liability for the fairness opinions and other advice provided to participants in corporate transactions. In our Asset Management business, we make investment decisions on behalf of our clients which could result in substantial losses. This also may subject us to the risk of legal actions alleging negligence, misconduct, breach of fiduciary duty or breach of contract. Our Financial Advisory engagements typically include broad indemnities from our clients and provisions designed to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be adhered to in all cases. We also are subject to claims arising from disputes with employees for alleged wrongful termination, discrimination or harassment, among other things. These risks often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. As a result, we may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business.

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

In recent years, the U.S. and global financial markets experienced periods of extraordinary disruption and volatility. As a result, the U.S. and other governments have taken actions, and may continue to take further actions, in response to this disruption and volatility, including expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect of any such expanded or new standards, requirements and rules is uncertain and could have adverse consequences to our business and results of operations. For example, in July 2010, the Dodd-Frank Act was signed into law, bringing sweeping changes in the regulation of financial institutions. It will take several years for all of the rules under the Dodd-Frank Act to be written and become effective, and the final scope and interpretations of those rules, and their impact on our business, will not be fully known for some time, but could have implications for the manner in which we conduct our business and, consequently, its profitability. While we continue to examine the potential impact of the Dodd-Frank Act and related regulations, as well as new regulations that may become applicable to us in the U.S. and in the European Union (see “Business—Regulation”), we are not able to predict the ultimate effect on us. In addition, several states and municipalities in the United States have recently adopted “pay-to-play” rules, which could limit our ability to charge fees in connection with certain of our Private Fund Advisory engagements, and could therefore affect the profitability of that portion of our business.

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

Financial services firms are subject to numerous conflicts of interest or perceived conflicts. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seek to review and update our policies, controls and procedures. However, these policies, controls and procedures may result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies, controls and procedures may result in regulatory sanctions or client litigation.

Specific regulatory changes also may have a direct impact on the revenue of our Asset Management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. For example, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, is periodically reexamined and may in the future be limited or modified. Although a substantial portion of the research relied on by our Asset Management business in the investment decision-

making process is generated internally by our investment analysts, external research, including external research paid for with soft dollars, is important to the process. This external research generally is used for information gathering or verification purposes, and includes broker-provided research, as well as third-party provided databases and research services. For the year ended December 31, 2012, our Asset Management business obtained research and other services through third-party soft dollar arrangements, the total cost of which we estimate to be approximately $20 million. If the use of soft dollars is limited, we may have to bear some of these costs. In addition, new regulations regarding the management of hedge funds and the use of certain investment products may impact our Asset Management business and result in increased costs. For example, many regulators around the world adopted disclosure and reporting requirements relating to the hedge fund businesses or other businesses, and changes to the laws, rules and regulations in the U.S. related to the over-the-counter swaps and derivatives markets require additional registration, recordkeeping and reporting obligations.

Legislators and regulators around the world continue to explore changes to, and additional oversight of, the financial industry generally. The impact of the potential changes on us are uncertain and may result in an increase in costs or a reduction of revenue associated with our businesses.

See “Business—Regulation” for a further discussion of the regulatory environment in which we conduct our businesses.

Fluctuations in foreign currency exchange rates could reduce our stockholders’ equity and net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM.

We are exposed to fluctuations in foreign currencies. Our financial statements are denominated in U.S. Dollars and, for the year ended December 31, 2012, we received approximately 39% of our consolidated net revenue in other currencies, predominantly in euros and British pounds. In addition, we pay a significant amount of our expenses in such other currencies. The exchange rates of these currencies versus the U.S. Dollar affects the carrying value of our assets and liabilities as well as our revenues, expenses and net income. We do not generally hedge such foreign currency exchange rate exposure arising in our subsidiaries outside of the U.S. Fluctuations in foreign currency exchange rates may also make period to period comparisons of our results of operations difficult.

Fluctuations in foreign currency exchange rates also can impact the portfolios of our Asset Management clients. Client portfolios are invested in securities across the globe, although most portfolios are in a single base currency. Foreign currency exchange rate fluctuations can adversely impact investment performance for a client’s portfolio and also may affect the levels of our AUM. As our AUM include significant assets that are denominated in currencies other than U.S. dollars, an increase in the value of the U.S. Dollar relative to non-U.S. currencies may result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S. Dollar-denominated revenue in our Asset Management business. While this risk may be limited by foreign currency hedging, some risks cannot be hedged and some hedging activities may not be effective.

See Note 13 of Notes to Consolidated Financial Statements for additional information regarding the impact on stockholders’ equity from currency translation adjustments.

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

Lazard Group depends on its subsidiaries, which conduct the operations of its businesses, for dividends and other payments to generate the funds necessary to meet its financial obligations, including payments of principal and interest on its indebtedness. However, none of Lazard Group’s subsidiaries is obligated to make funds available to it for servicing such financial obligations. In addition, legal and contractual restrictions in agreements governing current and future indebtedness, as well as financial conditions, minimum regulatory net capital and similar requirements and operating requirements of Lazard Group’s subsidiaries, currently limit and may, in the future, limit Lazard Group’s ability to obtain cash from its subsidiaries. The earnings from, or other available assets of, Lazard Group’s subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable Lazard Group to make payments with respect to its financial obligations when such payments are due. In addition, even if such earnings were sufficient, the agreements governing the current and future indebtedness of Lazard Group’s subsidiaries, regulatory requirements with respect to our broker-dealer and other regulated subsidiaries, foreign exchange controls and a variety of other factors may impede our subsidiaries’ ability to provide Lazard Group with sufficient dividends, distributions or loans to fund its financial obligations, when due.

In the event of a change or adverse interpretation of relevant income tax law, regulation or treaty, or a failure to qualify for treaty benefits, our overall tax rate may be substantially higher than the rate used for purposes of our consolidated financial statements.

Our effective tax rate is based upon the application of currently applicable income tax laws, regulations and treaties, current judicial and administrative authorities interpreting those income tax laws, regulations and treaties, and upon our non-U.S. subsidiaries’ ability to qualify for benefits, including reduced withholding tax rates, among other things, under those treaties, and that a portion of their income is not subject to U.S. tax as effectively connected income. Moreover, those income tax laws, regulations and treaties, and the administrative and judicial authorities interpreting them, are subject to change at any time, and any such change may be retroactive.

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

Tax authorities may challenge our tax computations and classifications, our transfer pricing methods, and our application of related policies and methods.

Our tax returns are subject to audit by federal, local and foreign tax authorities. These authorities may successfully challenge certain tax positions or deductions taken by our subsidiaries. For example, tax authorities may contest intercompany allocations of fee income, management charges or interest charges among affiliates in different tax jurisdictions. While we believe that we have provided the appropriate required reserves (see Note 2 of Notes to Consolidated Financial Statements), it is possible that a tax authority may disagree with all, or a portion, of the tax benefits claimed. If a tax authority were to successfully challenge our positions, it could result in significant additional tax costs or payments to LFCM Holdings under the tax receivable agreement.

Outcome of future U.S. tax legislation is unknown at the present time.

The Executive Branch has not yet submitted its 2014 budget proposals to Congress. The 2013 budget proposals submitted on February 13, 2012 included several potential revenue generating items, including proposals to (i) limit the deduction of certain related party interest and (ii) limit or defer the deduction of interest attributable to foreign source income of foreign subsidiaries. In addition, members of Congress may propose legislation that, if enacted, would reclassify certain types of foreign corporations as U.S. corporations for U.S. tax purposes if the management and control of such entities occurs primarily within the U.S.

We are currently unable to predict the ultimate outcome of any of these proposals. If enacted in the form proposed in the 2013 budget submission, however, some of these proposals may increase Lazard’s effective tax rate during future periods.

Any reduction of our valuation allowance against our deferred tax assets could affect our effective tax rate for certain periods.

As further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Income Taxes”, as of December 31, 2012, we recorded gross deferred tax assets of approximately $1.41 billion, and a valuation allowance against such deferred tax assets of approximately $1.24 billion. If any significant reduction of this valuation allowance were to occur, we would likely have a negative effective tax rate in the period in which such reduction occurs and, for subsequent periods, our effective tax rate, with all other factors being held constant, would increase and could be significantly higher than our effective tax rate in the period immediately preceding the reduction in the valuation allowance. In such a situation, an increase in our effective tax rate would not impact the amount of income taxes we would pay to taxing authorities in those periods subsequent to the release of any valuation allowance.

Our subsidiaries will be required to pay LFCM Holdings most of the benefit relating to any additional tax depreciation or amortization deductions our subsidiaries may claim as a result of the tax basis step-up our subsidiaries receive in connection with the Company’s equity public offering and related transactions.

In connection with our various secondary offerings and certain other transactions, LAZ-MD Holdings exchangeable interests were, in effect, exchanged for shares of our Class A common stock. A limited number of additional exchanges are expected to take place in the future. The redemption and the exchanges may result in increases in the tax basis of the tangible and intangible assets of Lazard Group attributable to our subsidiaries’ interest in Lazard Group that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that our subsidiaries would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

In connection with the separation and recapitalization transactions in 2005, our subsidiaries entered into a tax receivable agreement with LFCM Holdings that provides for the payment by our subsidiaries to LFCM Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. We expect to benefit from the remaining 15% of cash savings realized. Our subsidiaries have the right to terminate the tax receivable agreement at any time for an amount based on an agreed value of certain payments remaining to be made under the tax receivable agreement at such time. While the actual amount and timing of any payments under this agreement will vary depending upon a number of factors, including the timing of exchanges, the extent to which such exchanges are taxable, the allocation of the step-up among the Lazard Group assets, and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of Lazard Group attributable to our subsidiaries’ interest in Lazard Group, during the 24-year term of the tax receivable agreement, the payments that our subsidiaries may make to LFCM Holdings could be substantial. As of December 31, 2012, the aggregate increase in tax basis attributable to our subsidiaries’ interest in Lazard Group was approximately $3.07 billion. The aggregate amount, including those interests not yet exchanged, would have been approximately $3.13 billion as of that date (based on the then closing price per share of our Class A common stock on the NYSE of $29.84), including the increase in tax basis associated with the redemption and recapitalization in 2005. The potential future increase in tax basis will depend on the price of our Class A common stock at the time of the limited number of remaining exchanges. The cash savings that our subsidiaries would actually realize as a result of this increase in tax basis likely would be significantly less than this amount multiplied by our statutory tax rate due to a number of factors, including insufficient taxable income to absorb the increase in tax basis, the allocation of the increase in tax basis to foreign or non-amortizable assets, the impact of the increase in the tax basis on our ability to use foreign tax credits and the rules relating to the amortization of intangible assets. Our ability to achieve benefits from any such increase, and the payments to be made under the tax receivable agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.

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

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2012. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could have a material adverse effect on our business.

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

Several employees of Lazard provide services to LFCM Holdings. Conflicts of interest may arise between LFCM Holdings and us in a number of areas relating to our past and ongoing relationships, including:

•	labor, tax, employee benefits, indemnification and other matters arising from the separation,

•	intellectual property and real property matters,

•	business combinations,

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements under the captions “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies, business plans and initiatives and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, the numerous risks and uncertainties outlined in “Risk Factors,” including the following:

•	a decline in general economic conditions or the global financial markets,

•	losses caused by financial or other problems experienced by third parties,

•	losses due to unidentified or unanticipated risks,

•	a lack of liquidity, i.e., ready access to funds, for use in our businesses, and

•	competitive pressure on our businesses and on our ability to retain our employees.

These risks and uncertainties are not exhaustive. Other sections of this Form 10-K may describe additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can management assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

The following table lists the properties used for the entire Lazard organization as of December 31, 2012, including properties used by the separated businesses. As a general matter, one or both of our Financial Advisory and Asset Management segments (as well as our Corporate segment) uses the following properties. We sublease to affiliates of LFCM Holdings certain office space, including office space that is used by the separated businesses. This includes subleasing 55,424 square feet principally relating to our lease in New York City located at 30 Rockefeller Plaza to affiliates of LFCM Holdings. Additionally, our London and other offices sublease 55,676 and 9,248 square feet, respectively, to third parties. We remain fully liable for the subleased space to the extent that affiliates of LFCM Holdings, or the third parties, fail to perform their obligations under the subleases for any reason.

Location	Square Footage	Offices
New York City	448,764 square feet of leased space	Principal office located at 30 Rockefeller Plaza
Other North America	149,806 square feet of leased space	Boston, Charlotte, Chicago, Houston, Los Angeles, Minneapolis, Montreal, San Francisco and Washington D.C.
Paris	168,923 square feet of owned and leased space	Principal office located at 121 Boulevard Haussmann
London	86,695 square feet of leased space	Principal office located at 50 Stratton Street
Other Europe	116,340 square feet of leased space	Amsterdam, Bordeaux, Brussels, Frankfurt, Hamburg, Lyon, Madrid, Milan, Stockholm and Zurich
Asia, Australia and Other	88,555 square feet of leased space	Beijing, Dubai City, Hong Kong, Melbourne, Mumbai, Perth, Riyadh, So Paulo, Seoul, Singapore, Sydney and Tokyo

Item 3.	Legal Proceedings

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

Our common stock is traded on The New York Stock Exchange under the symbol “LAZ.” There is no publicly traded market for our Class B common stock, which is held by LAZ-MD Holdings. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our Class A common stock, as reported in the consolidated transaction reporting system, and the quarterly dividends declared during 2012 and 2011.

Price Range of Our Common Stock

	Sales Price		Dividends per Share of Common Stock
	High	Low
2012
Fourth quarter	$31.90	$26.15	$0.60
Third quarter	$31.23	$23.58	$0.20
Second quarter	$29.34	$22.21	$0.20
First quarter	$31.08	$26.16	$0.16

2011
Fourth quarter	$31.15	$19.04	$0.16
Third quarter	$37.99	$20.90	$0.16
Second quarter	$43.54	$35.30	$0.16
First quarter	$46.54	$39.09	$0.125

On December 11, 2012, the Board of Directors of Lazard Ltd (i) declared a special dividend of $0.20 per share on our Class A common stock, payable on December 27, 2012 to stockholders of record on December 21, 2012 and (ii) accelerated the payment and record dates of Lazard’s fourth quarter dividend of $0.20 per share on its Class A common stock, which ordinarily would have been payable in February 2013. The accelerated dividend was also payable on December 27, 2012, to stockholders of record on December 21, 2012.

As of February 8, 2013, there were approximately 48 holders of record of our Class A common stock. This does not include the number of shareholders that hold shares in “street-name” through banks or broker-dealers.

On February 8, 2013, the last reported sales price for our Class A common stock on the New York Stock Exchange was $37.37 per share.

Share Repurchases in the Fourth Quarter of 2012

The following table sets forth information regarding Lazard’s purchases of its Class A common stock on a monthly basis during the fourth quarter of 2012. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 – October 31, 2012
Share Repurchase Program (1)	3,374,308	$29.00	3,374,308	$216.6 million
Employee Transactions (2)	263	$29.23	–	–

November 1, 2012 – November 30, 2012
Share Repurchase Program (1)	594,557	$28.11	594,557	$199.9 million
Employee Transactions (2)	89,899	$30.03	–	–

December 1, 2012 – December 31, 2012
Share Repurchase Program (1)	613,025	$28.08	613,025	$182.7 million
Forward purchase agreements (3)	958,213	$29.86	958,213	$154.1 million
Employee Transactions (2)	49,840	$29.87	–	–

Total
Share Repurchase Program (1)	4,581,890	$28.76	4,581,890	$182.7 million
Forward purchase agreements (3)	958,213	$29.86	958,213	$154.1 million
Employee Transactions (2)	140,002	$29.97	–	–

(1)	As disclosed in more detail in Note 13 of Notes to Consolidated Financial Statements, in February 2011, October 2011, April 2012 and October 2012, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, the repurchase of up to an additional $250 million, $125 million, $125 million and $200 million, respectively, in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2012, December 31, 2013, December 31, 2013 and December 31, 2014, respectively. The share repurchase program is used primarily to offset a portion of the shares to be issued under the 2005 Plan and the 2008 Plan. Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions. Amounts shown in this line item include repurchases of Class A common stock (no Lazard Group common membership interests were purchased during the fourth quarter of 2012) and exclude the shares of Class A common stock withheld by the Company to meet the minimum statutory tax withholding requirements as described below.
(2)	Under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs and delivery of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended December 31, 2012, the Company satisfied such obligations in lieu of issuing 140,002 shares of Class A common stock upon the vesting of 376,642 RSUs.
(3)	In connection with the forward purchase agreements described in more detail in Note 14 of Notes to Consolidated Financial Statements, in December 2012 the Company contractually agreed to purchase 958,213 shares of restricted Class A common stock, at an aggregate purchase price of $28.6 million. After taking such forward purchase agreements into account, $154.1 million of the amount authorized as of December 31, 2012 remains available for purchase under the share repurchase program, all of which expires on December 31, 2014.

Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”

Other Matters

On October 12, 2012, November 15, 2012 and December 13, 2012, Lazard Ltd issued 2,456,408, 1,989,978 and 569,025 shares of Class A common stock, respectively, in reliance on Section 4(2) of the Securities Act of 1933 in connection with the exchange of 2,456,408, 1,989,978 and 569,025 common membership interests of Lazard Group, respectively, held by certain members of LAZ-MD Holdings as provided for in the Master Separation Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings and other related documents.

Item 6.	Selected Financial Data

The following table sets forth the selected consolidated financial data for the Company for all years presented.

The consolidated statements of financial condition and operations data as of and for each of the years in the five-year period ended December 31, 2012 have been derived from Lazard Ltd’s consolidated financial statements. The audited consolidated statements of financial condition as of December 31, 2012 and 2011 and audited consolidated statements of operations for each of the years in the three year period ended December 31, 2012 are included in this Form 10-K. The audited consolidated statements of financial condition as of December 31, 2010, 2009 and 2008, and the audited consolidated statements of operations for the years ended December 31, 2009 and 2008, are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and related notes included elsewhere in this Form 10-K.

Selected Consolidated Financial Data

	As Of Or For The Year Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands, except for per share amounts)
Consolidated Statements of Operations Data
Net Revenue:
Financial Advisory (a)	$1,049,090	$992,107	$1,119,867	$986,820	$1,022,913
Asset Management (b)	896,260	897,401	849,662	601,652	614,781
Corporate (c)	(32,902)	(59,996)	(64,161)	(57,954)	(80,487)

Net Revenue	1,912,448	1,829,512	1,905,368	1,530,518	1,557,207

Compensation and Benefits (d)	1,351,129	1,168,945	1,194,168	1,309,240	1,128,253
Other Operating Expenses (e)	437,434	425,068	467,550	403,512	403,814

Total Operating Expenses	1,788,563	1,594,013	1,661,718	1,712,752	1,532,067

Operating Income (Loss)	$123,885	$235,499	$243,650	$(182,234)	$25,140

Net Income (Loss)	$92,785	$190,559	$194,423	$(188,245)	$(239)

Net Income (Loss) Attributable to Lazard Ltd	$84,309	$174,917	$174,979	$(130,242)	$3,138

Net Income (Loss) Per Share of Class A Common Stock:
Basic	$0.72	$1.48	$1.68	$(1.68)	$ 0.06
Diluted	$0.65	$1.36	$1.36	$(1.68)	$ 0.06
Dividends Declared Per Share of Class A Common Stock	$1.16	$0.605	$0.50	$ 0.45	$ 0.40

Consolidated Statements of Financial Condition Data
Total Assets	$2,986,893	$3,081,936	$3,422,532	$3,147,762	$2,862,931
Total Debt (f)	$1,094,713	$1,096,934	$1,249,753	$1,261,478	$1,264,575
Total Lazard Ltd Stockholders’ Equity	$569,656	$726,143	$652,398	$355,391	$250,580
Total Stockholders’ Equity	$651,540	$866,856	$796,117	$523,097	$311,752

Other Data
Assets Under Management:
As of December 31	$167,060,000	$141,039,000	$155,337,000	$129,543,000	$91,109,000
Average During Year	$155,549,000	$152,072,000	$137,381,000	$103,988,000	$122,828,000
Total Headcount, As of December 31	2,513	2,511	2,332	2,294	2,434
Notes (in thousands of dollars): (a) Financial Advisory net revenue consists of the following:
	For The Year Ended December 31,
	2012	2011	2010	2009	2008
M&A and Other Advisory	$792,928	$700,539	$714,059	$526,225	$814,660
Capital Raising	73,403	93,825	111,933	83,885	88,970

Total Strategic Advisory	866,331	794,364	825,992	610,110	903,630
Restructuring	182,759	197,743	293,875	376,710	119,283

Financial Advisory Net Revenue	$1,049,090	$992,107	$1,119,867	$986,820	$1,022,913

(b) Asset Management net revenue consists of the following:

	For The Year Ended December 31,
	2012	2011	2010	2009	2008
Management Fees	$806,044	$818,038	$715,885	$486,810	$568,436
Incentive Fees	43,661	26,245	86,298	74,795	34,961
Other Income	46,555	53,118	47,479	40,047	11,384

Asset Management Net Revenue	$896,260	$897,401	$849,662	$601,652	$614,781

(c)	“Corporate” includes interest expense (net of interest income), investment income (losses) from certain investments and net revenue earned by LFB through its money market desk and commercial banking operations, as well as any gains or losses from the extinguishment of debt.
(d)	Includes (i) in 2012, charges of $21,754 recorded in the first quarter pertaining to severance costs and benefit payments associated with staff reductions, including the acceleration of unrecognized amortization expense of deferred incentive compensation previously granted to individuals being terminated, and $99,987 recorded in the fourth quarter relating to the acceleration of unrecognized amortization expense pertaining to previously granted deferred incentive compensation, severance and benefit payments and other compensation-related costs relating to the cost saving initiatives announced by the Company in October 2012, (ii) in 2010, charges of $24,860 relating to the acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards; (iii) in 2009, charges of $86,514 related to the acceleration of amortization expense relating to the vesting of RSUs held by Lazard’s former Chairman and Chief Executive Officer as the result of his death in October 2009 and $60,512 related to the accelerated vesting of the then unamortized portion of previously awarded deferred cash incentive awards; and (iv) in 2008, $197,550 relating to the compensation portion of the LAM Merger charge.
(e)	Includes (i) in 2012, non-compensation costs of $2,905 recorded in the first quarter associated with staff reductions and $2,589 recorded in the fourth quarter relating to the cost saving initiatives announced by the Company in October 2012, (ii) in 2010, restructuring expense of $87,108 related to the restructuring plan announced in the first quarter of 2010 and (iii) in 2009, restructuring expense of $62,550 related to the restructuring plan announced in the first quarter of 2009.
(f)	Represents the aggregate amount reflected in the Company’s consolidated statements of financial condition relating to senior debt, capital lease obligations and subordinated debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Summary

Lazard is one of the world’s preeminent financial advisory and asset management firms. We have long specialized in crafting solutions to the complex financial and strategic challenges of a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals. Founded in 1848 in New Orleans, we currently operate from 42 cities in key business and financial centers across 27 countries throughout Europe, North America, Asia, Australia, the Middle East and Central and South America.

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

Our principal sources of revenue are derived from activities in the following business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”) and other strategic matters, restructurings, capital structure, capital raising and various other financial matters, and

•

Asset Management, which offers a broad range of global investment solutions and investment management services in equity and fixed income strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.

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

Our consolidated net revenue was derived from the following segments:

	Year Ended December 31,
	2012	2011	2010
Financial Advisory	55%	54%	59%
Asset Management	47	49	45
Corporate	(2)	(3)	(4)

Total	100%	100%	100%

We also invest our own capital from time to time, generally alongside capital of qualified institutional and individual investors in alternative investments or private equity investments, and, since 2005, we have engaged in a number of alternative investments and private equity activities, including investments through (i) the Edgewater Funds (“Edgewater”), our Chicago-based private equity firm (see Note 12 of Notes to Consolidated Financial Statements), (ii) Lazard Australia Corporate Opportunities Fund 2 (“COF2”), a Lazard-managed Australian private equity fund targeting Australasian mid-market investments, (iii) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small-to mid cap European companies and (iv) a private equity fund targeting significant non-controlling investments in established public and private companies. We may explore and discuss opportunities to expand the scope of our alternative investment and private equity activities in Europe, the U.S. and elsewhere. These opportunities could include internal growth of new funds and direct investments by us, partnerships or strategic relationships, investments with third parties or acquisitions of existing funds or management companies. Also, consistent with our obligations to LFCM Holdings LLC (“LFCM Holdings”), we may explore discrete capital markets opportunities.

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

Overall, equity market indices at December 31, 2012 increased in both the U.S., and outside the U.S., when compared to such indices at December 31, 2011, with periods of significant volatility during the year. On an industry-wide basis, during 2012 M&A activity generally decreased as compared to 2011. Restructuring volume also declined in 2012, as compared to 2011, despite an increase in the number of corporate defaults.

Entering 2013, interest rates remain low and corporate cash balances remain high. Global macroeconomic conditions appear to be improving but remain uncertain, especially with respect to Europe. The breadth of our businesses has mitigated the impact of the European financial crisis. Although completed European M&A activity declined in 2012 and moderately affected our Financial Advisory business, we believe other advisory opportunities, including opportunities for our Sovereign Advisory and Capital Raising businesses, have offset the slowdown. In our Asset Management business, most of LAM’s European clients are invested with LAM primarily outside of Europe. Those who are invested in Europe are invested primarily in European fixed income, which has not had a significant impact on our Asset Management business. Nonetheless, the business situation in Europe remains challenging.

We intend to leverage our existing infrastructure to capitalize on any global macroeconomic recovery, any upturn in the M&A cycle, and any momentum in the global equity markets. We expect to generate revenue growth by remaining adequately staffed to capitalize on any macroeconomic recovery and deploying our intellectual capital to generate new revenue streams. We also remain focused on expense management and, in October 2012, announced a number of cost saving initiatives (the “cost saving initiatives”) relating to our operations. See “Cost Saving Initiatives” below and Note 16 of Notes to Consolidated Financial Statements.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•	Financial Advisory – In the near- to mid-term, we expect that the U.S. macroeconomic environment likely will be the strongest of the developed economies. Certain legal decisions in the U.S. reinforce the importance of independent advice, and the global scale and breadth of our Financial Advisory business allows us to advise on large, complex cross-border transactions across a variety of industries. We continue to develop our range of advisory capabilities. In Europe, we believe our Sovereign Advisory, Restructuring and Capital Raising businesses have positive growth prospects. In addition, we believe our businesses throughout the emerging markets, Japan and Australia position us for growth in these markets, while strengthening and distinguishing our relationships with clients in developed economies. We recently integrated our Brazilian operations based in São Paulo. We also established the Lazard Africa initiative, to leverage our sovereign and corporate expertise in the rapidly growing region, for our clients in both developed and developing countries.

•	Asset Management – Despite turbulent markets, we have recently seen investor demand across regions and investment platforms. In the short to intermediate term, we expect most of our growth will come from defined benefit and defined contribution plans in the developed economies because of their sheer scope and size. Over the longer term, we expect an increasing share of our AUM to come from the developing economies in Asia, Latin America and the Middle East, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Our global footprint is already well established in the developed economies and we expect our business in the developing economies will continue to expand. Given our globally diversified platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from growth that may occur in the asset management industry. We recently extended the global footprint of our Asset Management business by opening a new office in Zurich, and we are planning to open a new office in Singapore. We are continually developing and seeding new investment strategies that extend our existing platforms. Recent examples of growth initiatives include the following investment strategies: Emerging Market Debt, Core Emerging Markets, Real Estate, Managed Volatility Strategies, Asian Equities and Global Trend.

We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge continuously, and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all potentially applicable factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. See Item 1A, “Risk Factors” in this Form 10-K. Furthermore, net income and revenue in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

Overall, we continue to focus on the development of our business, including the generation of stable revenue and earnings growth and stockholder returns, the prudent management of our costs and expenses, the efficient use of our assets and the return of capital to our stockholders.

Certain data with respect to our Financial Advisory and Asset Management businesses are included below.

Financial Advisory

As reflected in the following table, which sets forth industry statistics for 2012 and 2011 regarding the value and number of completed and announced Global and Trans-Atlantic M&A transactions, the value and number of completed transactions in 2012 decreased compared to 2011, and reflected transactions with lower average values. However, Global and Trans-Atlantic announced M&A transactions increased in value during 2012 compared to 2011, but the number of transactions decreased in 2012 from 2011.

	Year Ended December 31,
	2012	2011	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
Global:
Value	$2,034	$2,360	(14)%
Number	28,861	31,705	(9)%
Trans-Atlantic:
Value	$158	$199	(21)%
Number	1,152	1,329	(13)%
Announced M&A Transactions:
Global:
Value	$2,544	$2,467	3%
Number	38,249	41,782	(8)%
Trans-Atlantic:
Value	$209	$169	24%
Number	1,378	1,558	(12)%

Source:	Thomson Reuters as of January 11, 2013.

Global restructuring activity during 2012, as measured by the value of debt defaults, decreased in 2012 from 2011. However, the number of issuers defaulting increased to 58 in 2012, according to Moody’s Investors Service, Inc., as compared to 38 in 2011.

Asset Management

As shown in the table below, major equity market indices at December 31, 2012 increased when compared to such indices at December 31, 2011. Global market indices at December 31, 2011 were mixed in the U.S., but declined outside the U.S., versus the corresponding indices at December 31, 2010.

	Percentage Changes December 31,
	2012 vs. 2011	2011 vs. 2010
MSCI World Index	13%	(8)%
CAC 40	15%	(17)%
DAX	29%	(15)%
FTSE 100	6%	(6)%
TOPIX 100	21%	(24)%
MSCI Emerging Market	15%	(20)%
Dow Jones Industrial Average	7%	6%
NASDAQ	16%	(2)%
S&P 500	13%	–%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM and the nature of the AUM product mix. Accordingly, market movements, foreign currency volatility and changes in our AUM product mix will impact the level of revenues we receive from our Asset Management business when comparing periodic results. A substantial portion of our AUM is invested in equities, and market movements reflected in the changes in Lazard’s AUM during the period generally correspond to the changes in global equity market indices. While our AUM at December 31, 2012 increased 18% versus AUM at December 31, 2011 (primarily reflecting market appreciation), our average AUM for 2012 increased 2% as compared to our average AUM in 2011.

Cost Saving Initiatives

On October 25, 2012, we announced a number of cost saving initiatives to reduce our expenses. These initiatives include streamlining our corporate structure and consolidating support functions; realigning our investments into areas with potential for the greatest long-term return; and creating greater flexibility to retain and attract the best people and invest in new growth areas. We expect these initiatives will result in improved profitability with minimal impact on revenue growth. A majority of these initiatives were implemented during the fourth quarter of 2012. Our objective is to realize approximately $125 million in annual savings from our existing cost base, with approximately $85 million relating to compensation and benefits expense, and approximately $40 million relating to non-compensation expense. We expect at least two-thirds of the expense savings to be realized in 2013, and we expect the full impact of the expense savings to be realized in 2014. We expect pre-tax implementation expenses to range between $110 million and $130 million and to primarily consist of compensation expense. We incurred $103 million of these expenses in the fourth quarter of 2012, and expect to incur the remainder of these expenses in the first half of 2013. Approximately 75% of the implementation expenses are expected to be paid in cash.

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

Lazard’s Asset Management segment principally includes Lazard Asset Management LLC (together with its subsidiaries, “LAM”), LFG and Edgewater. Asset Management net revenue is derived from fees for investment management and advisory services provided to clients. As noted above, the main driver of Asset Management net revenue is the level and product mix of AUM, which is generally influenced by the performance of the global equity markets and, to a lesser extent, fixed income markets and Lazard’s investment performance, which impacts its ability to successfully attract and retain assets. As a result, fluctuations (including timing thereof) in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. Asset Management fees are generally based on the level of AUM measured daily, monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations, currency fluctuations, changes in product mix, or net client asset flows will result in a corresponding increase or decrease in management fees. The majority of our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In addition, as Lazard’s AUM includes significant amounts of assets that are denominated in currencies other than U.S. Dollars, changes in the value of the U.S. Dollar relative to foreign currencies will impact the value of Lazard’s AUM. Fees vary with the type of assets managed and the vehicle in which they are managed, with higher fees earned on equity assets, alternative investment funds, such as hedge funds and private equity funds, and lower fees earned on fixed income and cash management products.

The Company earns performance-based incentive fees on various investment products, including traditional products and alternative investment funds, such as hedge funds and private equity funds.

For hedge funds, incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks or thresholds. The Company records incentive fees on traditional products and hedge funds at the end of the relevant performance measurement period, when potential uncertainties regarding the ultimate realizable amounts have been determined. The incentive fee measurement period is generally an annual period (unless an account terminates during the year). The incentive fees received at the end of the measurement period are not subject to reversal or payback. Incentive fees on hedge funds generally are subject to loss carryforward provisions in which losses incurred by the hedge funds in any year are applied against certain gains realized by the hedge funds in future periods before any incentive fees can be earned.

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

Corporate segment net revenue consists primarily of investment gains and losses on the Company’s “seed investments” in LAM equity and fixed income funds, principal investments in equities and alternative investment funds and “equity method” investments, net hedging activities, as well as gains and losses on investments held in connection with Lazard Fund Interests and on the extinguishment of debt (to the extent applicable), interest income and interest expense. Corporate net revenue also can fluctuate due to changes in the fair value of investments classified as “trading”, as well as due to changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness. The Company holds no “available-for-sale” or “held-to-maturity” investments.

Although Corporate segment net revenue during 2012 represented (2)% of Lazard’s net revenue, total assets in the Corporate segment represented 54% of Lazard’s consolidated total assets as of December 31, 2012, which is attributable to investments in government bonds and money market funds, fixed income funds, alternative investment funds and other securities, private equity investments and cash.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards, including (a) share-based incentive compensation under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”) and (b) Lazard Fund Interests awards and other similar deferred compensation arrangements (see Note 14 of Notes to Consolidated Financial Statements), (iii) a provision for discretionary or guaranteed cash bonuses and profit pools and (iv) when applicable, severance payments. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our operating and financial performance, staffing levels, competitive pay conditions and the nature of revenues earned, as well as the mix between current and deferred compensation.

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

•

We add (i) the grant date fair value of the deferred incentive compensation awards granted applicable to the relevant year-end compensation process (e.g. grant date fair value of deferred incentive awards granted in 2013, 2012 and 2011 related to the 2012, 2011 and 2010 year-end compensation processes, respectively) and (ii) investments in people (e.g. “sign-on” bonuses) and other special deferred incentive awards granted throughout the applicable year, with such amounts in (i) and (ii) reduced by an estimate of future forfeitures of such awards, and

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

Compensation and benefits expense is the largest component of our operating expenses. Our goal is for awarded compensation and benefits expense to rise at a slower rate than operating revenue growth, and if operating revenue declines, awarded compensation and benefits expense should also decline. In addition, we seek to maintain discipline with respect to the rate at which we award deferred compensation. Based on a similar level and mix of revenues from our business as in 2012 and a gradual improvement in the macroeconomic environment, we believe that over the cycle we can attain a ratio of awarded compensation and benefits expense to operating revenue in the mid-to-high-50s percentage range. While we have begun to implement initiatives, including the cost saving initiatives announced in October 2012 (see “Cost Saving Initiatives” above and Note 16 of Notes to Consolidated Financial Statements), that we believe will assist us in attaining a ratio within this range, there can be no guarantee that such a ratio will be attained or that our policies or initiatives will not change in the future. We may benefit from pressure on compensation costs within the financial services industry in future periods; however, increased competition for senior professionals, changes in the macroeconomic environment or the financial markets generally, lower operating revenue, changes in the mix of revenues from our businesses or various other factors could prevent us from attaining this goal.

Lazard’s operating expenses also include “non-compensation expense” (which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and other expenses), the provisions pursuant to the tax receivable agreement with LFCM Holdings, amortization of intangible assets related to acquisitions and, in 2012, the relevant portion of the expense relating to the first quarter 2012 staff reductions and the implementation of the cost saving initiatives in the fourth quarter of 2012 and, in 2010, restructuring expense (see Note 16 of Notes to Consolidated Financial Statements”). Amortization of intangible assets relates primarily to the acquisition of Edgewater.

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

federal income taxes because taxes associated with such income represent obligations of the individual partners. Outside the U.S., Lazard Group operates principally through corporations and is subject to local income taxes. Income taxes shown on Lazard’s consolidated statements of operations are principally related to foreign taxes from non-U.S. entities and to New York City Unincorporated Business Tax (“UBT”) attributable to Lazard’s operations apportioned to New York City.

Noncontrolling Interests

Noncontrolling interests primarily consist of amounts related to Edgewater’s management vehicles that the Company is deemed to control but not own and the amount attributable to LAZ-MD Holdings’ ownership interest in the net income of Lazard Group. See Note 13 of Notes to Consolidated Financial Statements for information regarding the Company’s noncontrolling interests.

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

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)

Net Revenue	$1,912,448	$1,829,512	$1,905,368

Operating Expenses:
Compensation and benefits	1,351,129	1,168,945	1,194,168
Non-compensation	429,075	412,724	370,214
Amortization of intangible assets related to acquisitions	8,359	11,915	7,867
Restructuring	–	–	87,108
Provision pursuant to tax receivable agreement	–	429	2,361

Total operating expenses	1,788,563	1,594,013	1,661,718

Operating Income	123,885	235,499	243,650
Provision for income taxes	31,100	44,940	49,227

Net Income	92,785	190,559	194,423
Less – Net Income Attributable to Noncontrolling Interests	8,476	15,642	19,444

Net Income Attributable to Lazard Ltd	$84,309	$174,917	$174,979

Operating Income, As A % Of Net Revenue	6.5%	12.9%	12.8%

The tables below describe the components of operating revenue, adjusted and awarded compensation and benefits expense, adjusted non-compensation expense, earnings from operations and related key ratios, which are non-U.S. GAAP measures used by the Company to manage its business. We believe such non-U.S. GAAP measures provide the most meaningful basis for comparison between present, historical and future periods, as described above.

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Operating Revenue
Net revenue	$1,912,448	$1,829,512	$1,905,368
Add (deduct):
Other interest expense (a)	80,029	86,200	89,432
Revenue related to noncontrolling interests (b)	(14,104)	(16,696)	(16,277)
Gain on the repurchase of subordinated promissory note (c)	–	(18,171)	–
(Gains) losses on investments pertaining to Lazard Fund Interests (d)	(7,557)	3,024	–

Operating revenue	$1,970,816	$1,883,869	$1,978,523

(a)	Interest expense (excluding interest expense incurred by LFB) is added back in determining operating revenue because such expense is not considered to be a cost directly related to the revenues of our business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount.
(c)	Gain related to the repurchase of the Company’s subordinated promissory note is excluded because of the non-operating nature of such transaction.
(d)	Changes in the fair value of investments held in connection with Lazard Fund Interests and other similar deferred compensation arrangements that correspond to changes in the value of the related compensation liability, which is recorded within compensation and benefit expense, are excluded.

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Compensation and Benefits Expense
Total compensation and benefits expense	$1,351,129	$1,168,945	$1,194,168
Deduct:
Amendment of retirement policy (a)	–	–	(24,860)
Costs related to staff reductions (b)	(21,754)	–	–
Cost saving initiatives (b)	(99,987)	–	–
Noncontrolling interests (c)	(4,040)	(3,740)	(3,098)
(Charges) credits pertaining to Lazard Fund Interests (d)	(7,557)	3,024	–

Adjusted compensation and benefits expense	1,217,791	1,168,229	1,166,210
Deduct – amortization of incentive compensation awards	(334,796)	(289,366)	(240,533)

Total adjusted cash compensation and benefits expense (e)	882,995	878,863	925,677
Add:
Year-end deferred incentive compensation awards (f)	272,391	282,418	292,744
Sign-on and other special incentive awards (g)	42,088	39,941	27,255
Deduct – adjustment for estimated forfeitures (h)	(27,360)	(28,045)	(27,840)
Other adjustments (i)	1,354	(4,620)	3,291

Awarded compensation and benefits expense	$1,171,468	$1,168,557	$1,221,127

Adjusted compensation and benefits expense, as a % of Operating Revenue	61.8%	62.0%	58.9%

Awarded compensation and benefits expense, as a % of Operating Revenue	59.4%	62.0%	61.7%

(a)	Represents the acceleration of amortization expense in connection with the vesting of share-based incentive compensation awards related to the amendment of the Company’s retirement policy.
(b)	Represents expenses related to the first quarter 2012 staff reductions and the fourth quarter 2012 cost saving initiatives for (i) severance costs and benefit payments and (ii) the acceleration of unrecognized amortization expense of deferred incentive compensation previously granted to individuals whose employment is being terminated.
(c)	Expenses related to the consolidation of noncontrolling interests are excluded because, as is the case with operating revenue, Lazard has no economic interest in such amounts.
(d)	Changes in fair value of the derivative compensation liability recorded in connection with Lazard Fund Interests and other similar deferred compensation arrangements are excluded because such amounts correspond to the changes in the fair value of the underlying investments, which are excluded from operating revenue.
(e)	Includes base salaries and benefits of $515,822, $506,490 and $452,893 for 2012, 2011 and 2010, respectively, and cash incentive compensation of $367,173, $372,373 and $472,784 for the respective years.
(f)	Grant date fair value of deferred incentive compensation awards applicable to the relevant year-end compensation process (e.g. grant date fair value of deferred incentive awards granted in 2013, 2012 and 2011 related to the 2012, 2011 and 2010 year-end compensation processes, respectively).
(g)	Represents deferred incentive compensation awards that are granted outside the year-end compensation process, and includes investments in people (e.g. “sign-on” bonuses).
(h)	An estimate, based on historical experience and future expectations, for future forfeitures of the deferred portion of such awards in order to present awarded compensation and benefits expense on a similar basis to that under U.S. GAAP, which also considers estimated forfeitures.
(i)	Represents an adjustment to the year-end foreign exchange “spot” rate from the full year average rate for year- end incentive compensation awards.

	Year Ended December 31,
	2012	2011	2010
Adjusted Non-Compensation Expense
Total non-compensation expense	$429,075	$412,724	$370,214
Deduct:
Noncontrolling interests (a)	(2,558)	(2,008)	(2,004)
Costs related to staff reductions (b)	(2,905)	–	–
Cost saving initiatives (b)	(2,589)	–	–
Provision relating to U.K. lease (c)	–	(5,539)	–
Provision relating to LAI option (c)	–	(5,500)	–

Adjusted non-compensation expense	$421,023	$399,677	$368,210

Adjusted non-compensation expense, as a % of Operating Revenue	21.4%	21.2%	18.6%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because, as is the case with operating revenue, the Company has no economic interest in such amounts.
(b)	Non-compensation costs associated with the first quarter 2012 staff reductions and the fourth quarter 2012 cost saving initiatives are excluded to enhance comparability of adjusted non-compensation expense between present, historical and future periods.
(c)	These charges are excluded due to the non-recurring nature of such items and to enhance comparability of adjusted non-compensation expense between present, historical and future periods (see Notes 12 and 19 of Notes to Consolidated Financial Statements).

	Year Ended December 31,
	2012	2011	2010
Earnings From Operations
Operating revenue	$1,970,816	$1,883,869	$1,978,523
Deduct:
Adjusted compensation and benefits expense	(1,217,791)	(1,168,229)	(1,166,210)
Adjusted non-compensation expense	(421,023)	(399,677)	(368,210)

Earnings from operations	$332,002	$315,963	$444,103

Earnings from operations, as a % of Operating Revenue	16.8%	16.8%	22.4%

Certain additional key ratios and headcount information are set forth below:

	Year Ended December 31,
	2012	2011	2010
As a % of Net Revenue, by Revenue Category:
Investment banking and other advisory fees	54%	53%	58%
Money management fees	45	47	43
Interest income	1	1	1
Other	4	4	3
Interest expense	(4)	(5)	(5)

Net Revenue	100%	100%	100%

See Note 21 of Notes to Consolidated Financial Statements for additional financial information on a geographic basis.

	As Of December 31,
	2012(a)	2011	2010
Headcount:
Managing Directors:
Financial Advisory	151	140	129
Asset Management	75	71	64
Corporate	14	11	9
Other Employees:
Business segment professionals	1,108	1,092	999
All other professionals and support staff	1,165	1,197	1,131

Total	2,513	2,511	2,332

(a)	The full impact of recent headcount reductions will not be reflected until some time during 2013, which impact could be offset in part by investments.

Operating Results

Year Ended December 31, 2012 versus December 31, 2011

The Company reported net income attributable to Lazard Ltd in 2012 of $84 million, as compared to net income of $175 million in 2011. The changes in the Company’s operating results during these years are described below.

Net revenue in 2012 increased $83 million, or 5%, with operating revenue increasing $87 million, or 5%, respectively, as compared to 2011. Fee revenue from investment banking and other advisory activities increased $69 million, or 7%, primarily due to an increase in M&A and Other Advisory fees, partially offset by a decrease in Restructuring fees. The increase in M&A and Other Advisory fee revenue was primarily driven by the strong performance of Lazard Middle Market and the overall breadth and volume of our global M&A and Sovereign Advisory businesses. Higher fees were earned from our top 10 clients during 2012, reflecting the closing of several significant M&A and Sovereign Advisory transactions. The decrease in Restructuring fee revenue was generally in line with the industry-wide low level of corporate restructuring activity. Money management fees decreased $1 million during 2012. In the aggregate, interest income, other revenue and interest expense reflected an increase in net revenue of $15 million as compared to 2011. Such increase was principally due to increases in investment income (including a gain relating to the increase in market value of investments underlying Lazard Fund Interests, which are equally offset by a corresponding increase in compensation and benefits expense), that was partially offset by decreases in other revenue due to the $18 million gain on the repurchase of the Company’s subordinated promissory note in 2011, as well as decreases in referral fees from LFCM Holdings and commissions.

Compensation and benefits expense in 2012 increased $182 million, or 16%, compared to 2011, which, in part, reflected a $22 million first quarter 2012 charge associated with staff reductions and a fourth quarter 2012 charge of $100 million related to the cost saving initiatives. Such charges primarily relate to severance costs and benefit payments, with $8 million and $22 million of the respective charges relating to the acceleration of unrecognized amortization expense of deferred incentive compensation previously granted to individuals being terminated. Amortization expense of previously granted deferred incentive compensation awards related to 2008 deferred compensation (the “2008 grant”), which had a comparatively longer, four year vesting period, also contributed to the increase.

Adjusted compensation and benefits expense (which excludes certain items which we believe allows for improved comparability between years, as described above), was $1.218 billion in 2012, an increase of $50 million, or 4%, when compared to $1.168 billion in 2011. The ratio of adjusted compensation and benefits expense to operating revenue was reduced to 61.8% for 2012 as compared to 62.0% for 2011, despite the 5% increase in operating revenue during the same period. In 2012, amortization expense relating to the 2008 Grant represented approximately 2.0% of operating revenue. As described above, when analyzing compensation and benefits expense on a full year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years. Awarded compensation and benefits expense in 2012 of $1.171 billion remained substantially unchanged when compared to $1.169 billion for 2011, despite the 5% increase in operating revenue during the same period. The ratio of awarded compensation and benefits expense to operating revenue was reduced to 59.4% in 2012 as compared to 62.0% for 2011. The grant date fair value of year-end deferred incentive compensation awards for 2012 was $272 million, representing a $10 million, or 4%, decrease compared to 2011.

Amortization of deferred incentive compensation awards, excluding the above-mentioned charges of $8 million and $22 million relating to the first quarter 2012 staff reductions and fourth quarter 2012 cost saving initiatives, respectively, was $335 million in 2012, as compared to $289 million in 2011. Amortization expense during 2012 included approximately $40 million related to the 2008 grant, which had a four year vesting period, and is the only outstanding grant with a vesting period in excess of three years. For the full year of 2013, we currently expect that amortization expense will approximate $300 million, a decrease of $35 million as compared to 2012. The expected reduction is primarily related to the full vesting of the 2008 grant in early 2013.

Non-compensation expense in 2012 increased $16 million, or 4%, as compared to 2011. Non-compensation expense in 2012 included a first quarter charge of $3 million associated with the staff reductions and a fourth quarter charge of an additional $3 million related to the cost saving initiatives, while the fourth quarter of 2011 included aggregate charges of $11 million related to the Company’s leased facilities in the U.K. and the write-off of the capitalized costs related to the Company’s option to acquire the fund management activities of Lazard Alternative Investment Holdings LLC (“LAI”). When excluding such charges, as well as non-compensation costs relating to noncontrolling interests, adjusted non-compensation expense in 2012 increased $21 million, or 5%, primarily attributable to (i) higher occupancy costs in 2012 as a result of our amended lease and associated build-out costs of our Rockefeller Center facility, (ii) deal-related costs specifically related to transactions that closed in 2012 and (iii)

investments in technology, with such increased costs partially offset by decreased professional fees, mutual fund servicing fees, travel and other expenses. The ratio of adjusted non-compensation expense to operating revenue was 21.4% in 2012 versus 21.2% for 2011.

Amortization of intangible assets decreased $4 million, or 30%, as compared to 2011.

No provision pursuant to the tax receivable agreement in 2012 was required, as compared to $0.4 million for 2011.

Operating income in 2012 (including the charges that are described above relating to staff reductions and cost saving initiatives aggregating $25 million and $103 million, respectively) decreased $112 million, or 47%, as compared to operating income in 2011. Operating income, as a percentage of net revenue, was 6.5%, as compared to 12.9% in 2011.

Earnings from operations increased $16 million, or 5%, when compared to 2011, and, as a percentage of operating revenue, was 16.8% in both 2012 and 2011.

The provision for income taxes decreased $14 million, or 31%, when compared to 2011, and reflected an effective tax rate of 25.1% as compared to 19.1% for 2011. The increase in the effective tax rate is primarily reflective of the geographic mix of earnings.

Net income attributable to noncontrolling interests decreased $7 million in 2012 due to a lower level of income and a decrease in the level of noncontrolling ownership interest.

Year Ended December 31, 2011 versus December 31, 2010

The Company reported net income attributable to Lazard Ltd in both 2011 and 2010 of $175 million. The changes in the Company’s operating results during these years are described below.

Net revenue decreased by $76 million, or 4%, with operating revenue decreasing by $95 million, or 5%, as compared to 2010. Fees from investment banking and other advisory activities decreased $135 million, or 12%, reflecting the continued cyclical decline in restructuring activity and the number of corporate debt defaults, as well as a slowdown in overall M&A activity. Money management fees, including incentive fees, increased $47 million, or 6%, principally reflecting a $15 billion, or 11%, increase in average AUM for 2011, partially offset by a $60 million, or 70%, decline in incentive fees earned. In the aggregate, interest income, other revenue and interest expense reflected an increase in net revenue of $12 million as compared to 2010. The increase was primarily due to a gain of $18 million related to the repurchase of the Company’s subordinated promissory note in 2011, as well as decreases in interest expense reflecting the repurchase of the subordinated promissory note. Such increases were partially offset by decreases in referral fees from LFCM Holdings, foreign exchange gains, commission revenue and net investment losses in 2011 (including a loss related to the decline in market value of investments underlying Lazard Fund Interests, which was equally offset by a corresponding reduction in compensation and benefits expense), as compared to net investment gains in 2010.

Compensation and benefits expense in 2011 was $1.169 billion, as compared to $1.194 billion in 2010. The decrease of $25 million in 2011 was principally due to the costs associated with the acceleration of amortization expense recognized in the first quarter of 2010 in connection with the vesting of share-based incentive compensation awards related to the amendment of the Company’s retirement policy. Adjusted compensation and benefits expense (which excludes certain items, and which we believe allows for improved comparability between years as described above) was $1.168 billion in 2011, substantially unchanged when compared to $1.166 billion in 2010. The resulting ratios of adjusted compensation and benefits expense to operating revenue were 62.0% and 58.9% for 2011 and 2010, respectively. The increase in the 2011 ratio reflects increases in base salaries of $53 million, or 11%, and amortization expense for deferred incentive compensation of $49 million, or 20%, which in the aggregate were offset by a decrease in cash incentive compensation of $100 million, or 21%.

As described above, when analyzing compensation and benefits expense on a full year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years. Awarded compensation and benefits expense in 2011 of $1.169 billion decreased $52 million, or 4.3%, when compared to $1.221 billion for 2010, roughly in line with the 5% decline in operating revenue, despite significant investments in new hires in both of our businesses. The resulting ratio of awarded compensation and benefits expense to operating revenue was substantially unchanged when comparing 2011 to 2010 at 62.0% and 61.7%, respectively. The grant date fair value of year-end deferred incentive compensation awards for 2011 was $282 million, representing a $10 million, or 4%, decrease compared to 2010.

Non-compensation expense in 2011 was $413 million, an increase of $43 million, or 11%, as compared to $370 million in 2010. Non-compensation expense in the fourth quarter of 2011 included aggregate charges of $11 million relating to the Company’s leased facilities in the U.K. and the write-off of the capitalized costs related to the Company’s option to acquire the fund management activities of LAI (see Notes 12 and 19 of Notes to Consolidated Financial Statements). When excluding such charges, as well as non-compensation costs relating to noncontrolling interests, non-compensation expense increased by $31 million, or 9%, primarily reflecting (i) higher costs associated with investments in the business, including technology and related consulting, recruitment fees and, to a lesser extent, occupancy-related costs related to new and amended leases and (ii) increased costs related to a higher level of business activity, including transactional and AUM-based costs within our Asset Management business and travel expenditures in both our Financial Advisory and Asset Management businesses. The ratio of adjusted non-compensation expense to operating revenue was 21.2% in 2011 versus 18.6% for 2010.

Amortization of intangible assets in 2011 increased by $4 million, primarily due to increased amortization relating to the Edgewater acquisition.

The provision pursuant to the tax receivable agreement in 2011 was $0.4 million, as compared to $2 million for 2010.

Operating income in 2011 was $236 million, a decrease of $8 million, or 3%, as compared to operating income of $244 million in 2010 and, as a percentage of net revenue, was 12.9% and 12.8% in 2011 and 2010, respectively.

Earnings from operations decreased $128 million, or 29%, when compared to 2010, and, as a percentage of operating revenue, was 16.8% as compared to 22.4% in 2010.

The provision for income taxes was $45 million and $49 million in 2011 and 2010, respectively, representing effective tax rates of 19.1% and 20.2% in 2011 and 2010, respectively.

Net income attributable to noncontrolling interests was $16 million and $19 million in 2011 and 2010, respectively. The decrease of $3 million in 2011 principally reflects LAZ-MD Holdings’ reduced ownership interest in Lazard Group and a decrease in the noncontrolling interest relating to Edgewater.

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

Financial Advisory

The following tables summarize the reported operating results attributable to the Financial Advisory segment:

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
M&A and Other Advisory	$792,928	$700,539	$714,059
Capital Raising	73,403	93,825	111,933

Total Strategic Advisory	866,331	794,364	825,992
Restructuring	182,759	197,743	293,875

Net Revenue	1,049,090	992,107	1,119,867
Operating Expenses (a)	1,057,620	929,688	950,968

Operating Income (Loss)	$(8,530)	$62,419	$168,899

Operating Income (Loss), As A Percentage Of Net Revenue	(0.8)%	6.3%	15.1%

(a)	Includes, in 2012, $77,532 associated with the implementation of the cost saving initiatives and, in 2010, $19,571 associated with the amendment of the Company’s retirement policy. All years include indirect support costs (including compensation and benefits expense and other operating expenses related thereto).

Net revenue trends in Financial Advisory for M&A and Other Advisory and Restructuring are generally correlated to the volume of completed industry-wide M&A and restructuring transactions occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in non-public or sovereign advisory assignments. While the industry statistics for global completed M&A transactions described above reflect a 14% decrease in M&A activity in 2012 as compared to 2011, our M&A and Other Advisory revenue (which includes Sovereign and Government Advisory revenue) increased 13% in 2012 as compared to 2011.

Certain Lazard fee and transaction statistics are set forth below:

	Year Ended December 31,
	2012	2011	2010
Lazard Statistics:
Number of clients with fees greater than $1 million:
Total Financial Advisory	255	241	255
M&A and Other Advisory	190	166	170
Percentage of total Financial Advisory net revenue from top 10 clients (a)	18%	14%	16%
Number of M&A transactions completed with values greater than $1 billion (b)	43	51	39

(a)	No individual client constituted more than 10% of our Financial Advisory segment net revenue in the years ended December 31, 2012, 2011 or 2010.
(b)	Source: Thomson Reuters as of January 11, 2013.

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

	Year Ended December 31,
	2012	2011	2010
United States	58%	55%	58%
Europe	34	38	37
Rest of World	8	7	5

Total	100%	100%	100%

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

Financial Advisory Results of Operations

Year Ended December 31, 2012 versus December 31, 2011

Total Strategic Advisory net revenue, representing fees from M&A and Other Advisory and Capital Raising businesses, increased $72 million, or 9%, and Restructuring revenue decreased $15 million, or 8%, as compared to 2011.

M&A and Other Advisory revenue increased $92 million, or 13%, as compared to 2011. Capital Raising revenue decreased $20 million, or 22%. The increase in M&A and Other Advisory revenue was primarily due to the strong performance of Lazard Middle Market and a higher level of fees earned from our top 10 clients, reflecting the closing of several significant M&A and Sovereign Advisory transactions. Our major clients, which in the aggregate represented 25% of our M&A and Other Advisory revenue for the year, included Aeroporti di Roma, Azur Pharm, BTA Bank JSC, Caisse des Dépôts, Delphi Financial Group, GlaxoSmithKline, Google, Government of Greece, Medco Health Solutions, Pireaus Bank and Progress Energy. The decrease in Capital Raising revenue in 2012 was primarily attributable to a decrease in referral fees from LFCM Holdings and a decrease in private placement activity.

Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings, distressed asset sales and advice on complex on- and off-balance sheet assignments. The decrease in Restructuring revenue in 2012 was generally in line with the industry-wide low level of corporate restructuring activity. Notable assignments completed in 2012 included assignments for Cemex, Eastman Kodak, Lehman Brothers, NewPage Corporation and Tribune Company.

Operating expenses increased $128 million, or 14%, as compared to 2011. The primary contributors to the increase were a fourth quarter 2012 charge aggregating $78 million related to the cost saving initiatives, as well as higher levels of compensation and benefits expense (see the discussion regarding compensation and benefits expense described above under “Operating Results–Year Ended December 31, 2012 versus December 31, 2011”), transaction-related third party fees specifically related to transactions that closed in 2012 and occupancy costs as a result of our amended lease and associated buildout costs of our Rockefeller Center facility.

Financial Advisory operating loss in 2012 was $9 million (with such amount including the impact of the $78 million charge related to the cost saving initiatives), a decrease of $71 million as compared to operating income of $62 million in 2011 and, as a percentage of net revenue, was (0.8)% as compared to 6.3% in 2011. Excluding the impact of such charge in 2012, operating income in 2012 was $69 million, an increase of $7 million, or 11%, as compared to operating income of $62 million in 2011.

Year Ended December 31, 2011 versus December 31, 2010

Total Strategic Advisory net revenue in 2011, representing fees from M&A and Other Advisory and Capital Raising businesses, decreased $32 million, or 4%, and Restructuring revenue declined $96 million, or 33%, as compared to 2010.

M&A and Other Advisory revenue in 2011 decreased $14 million, or 2%. Capital Raising revenue in 2011 decreased $18 million, or 16%. The decrease in M&A and Other Advisory revenue in 2011 was principally due to a general slowdown in activity and resulted in lower average fees per M&A and Other Advisory transaction. Our major clients, which in the aggregate represented 25% of our M&A and Other Advisory revenue for the year, included Atria Senior Living Group, Clayton Dubilier & Rice, IBM, Landis + Gyr, Parmalat Spa, Progress Energy, Qwest Communications International, Royalty Pharmaceuticals, Smurfit Stone Container and Weather Investments. The decrease in Capital Raising revenue in 2011 was primarily attributable to a lower level of closings by our Private Fund Advisory group.

The decline in Restructuring revenue was driven by a cyclical decline in global restructuring activity, resulting in a lower number of active assignments in 2011, as compared to the prior year, and a corresponding decrease in completion fees. Notable assignments completed in 2011 included Energy Alloys, Nortel Networks, Station Casinos and Westgate Resorts.

Operating expenses decreased $21 million, or 2%, as compared to 2010, primarily due to a $20 million charge relating to the acceleration of amortization expense recognized in the first quarter of 2010 in connection with the vesting of share-based incentive compensation awards related to the amendment of the Company’s retirement policy. Excluding such item, operating expenses were substantially unchanged when compared to 2010. Declines in compensation and benefits expense in 2011 were offset by higher costs principally related to travel and recruiting expenses.

Financial Advisory operating income in 2011 was $62 million, a decrease of $107 million, as compared to operating income of $169 million in 2010 (with such latter amount including the impact of the $20 million charge described above) and, as a percentage of net revenue, was 6.3% as compared to 15.1% in 2010. Excluding the impact of such charge in 2010, operating income in 2011 decreased $126 million, as compared to operating income of $188 million in 2010.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of December 31,
	2012	2011	2010
	($ in millions)
AUM:
International Equities	$35,919	$27,599	$32,037
Global Equities	82,094	68,584	77,965
U.S. Equities	20,158	20,179	21,298

Total Equities	138,171	116,362	131,300

European and International Fixed Income	16,140	12,293	12,249
Global Fixed Income	3,011	2,350	1,705
U.S. Fixed Income	3,567	3,107	3,190

Total Fixed Income	22,718	17,750	17,144

Alternative Investments	4,600	5,349	5,524
Private Equity	1,398	1,486	1,294
Cash Management	173	92	75

Total AUM	$167,060	$141,039	$155,337

Average AUM for the years ended December 31, 2012, 2011 and 2010 is set forth below. Average AUM is generally based on an average of quarterly ending balances for the respective years.

	Years Ended December 31,
	2012	2011	2010
	($ in millions)
Average AUM	$155,549	$152,072	$137,381

Total AUM at December 31, 2012 increased $26 billion, or 18%, as compared to total AUM of $141 billion at December 31, 2011, primarily due to market appreciation. Average AUM for the year ended December 31, 2012 was 2% higher than that for 2011. International, Global and U.S. equities represented 22%, 49% and 12% of total AUM at December 31, 2012, substantially unchanged from the respective percentages at December 31, 2011.

Total AUM at December 31, 2011 decreased $14 billion, or 9%, as compared to total AUM of $155 billion at December 31, 2010, primarily due to market depreciation and, to a lesser extent, the negative impact of the stronger U.S. Dollar versus foreign currencies. However, average AUM for the year ended December 31, 2011 was 11% higher than that for 2010. International, Global and U.S. equities represented 20%, 49% and 14% of total AUM at December 31, 2011, substantially unchanged from the respective percentages at December 31, 2010.

As of December 31, 2012, approximately 91% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 9% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, with such percentages substantially unchanged from the corresponding percentages at December 31, 2011.

As of December 31, 2012, AUM denominated in foreign currencies represented approximately 62% of our total AUM, as compared to 61% at December 31, 2011. Foreign denominated AUM generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens.

The following is a summary of changes in AUM for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	($ in millions)
AUM—Beginning of Year	$141,039	$155,337	$129,543
Net Flows (a)	2,741	(1,048)	9,346
Market and Foreign Exchange Appreciation (Depreciation)	23,280	(13,250)	16,448

AUM—End of Year	$167,060	$141,039	$155,337

(a)	Includes inflows of $27,343, $24,114 and $34,161 and outflows of $24,602, $25,162 and $24,815 for the years ended December 31, 2012, 2011 and 2010, respectively.

During the year ended December 31, 2012, most of the inflows were attributable to International Equities and Emerging Markets Debt products, primarily due to increased investments in existing accounts, as well as new accounts. Most of the outflows in 2012 were attributable to Emerging Markets, U.S. and Global Thematic Equity products, due to withdrawals from existing accounts.

During the year ended December 31, 2011, most of the inflows were attributable to Global Equities and resulted from increased investments in existing accounts, as well as new accounts gained. Most of the outflows in 2011 were attributable to Global and International Equities and, to a lesser extent, International and U.S. Fixed Income products.

As of February 17, 2013, AUM was $172.6 billion, a $5.5 billion increase since December 31, 2012. The increase in AUM was due to market and foreign exchange appreciation of $6.0 billion, partially offset by net outflows of $0.5 billion.

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Revenue:
Management Fees	$806,044	$818,038	$715,885
Incentive Fees	43,661	26,245	86,298
Other Income	46,555	53,118	47,479

Net Revenue	896,260	897,401	849,662
Operating Expenses (a)	659,502	628,945	584,348

Operating Income	$236,758	$268,456	$265,314

Operating Income, As A Percentage of Net Revenue	26.4%	29.9%	31.2%

(a)	In 2012, includes $12,789 associated with the implementation of the cost saving initiatives and, in 2010, $2,902 associated with the amendment of the Company’s retirement policy. All years include indirect support costs (including compensation and benefits expense and other operating expenses related thereto).

Our top ten clients accounted for 23%, 22% and 22% of our total AUM at December 31, 2012, 2011 and 2010, respectively, and no individual client constituted more than 10% of our Asset Management segment net revenue during any of the respective years.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Year Ended December 31,
	2012	2011	2010
United States	63%	60%	59%
Europe	26	29	31
Rest of World	11	11	10

Total	100%	100%	100%

Asset Management Results of Operations

Year Ended December 31, 2012 versus December 31, 2011

Asset Management net revenue decreased $1 million as compared to 2011. Management fees decreased $12 million, or 1%, as compared to 2011, primarily driven by a change in the product mix of average AUM, partially offset by a 2% increase in average AUM. Incentive fees increased $17 million, or 66%, as compared to 2011, primarily due to fees related to alternative investment products. Other revenue decreased $7 million, or 12%, as compared to 2011, primarily due to a decline in commissions from an unusually strong 2011.

Operating expenses increased $31 million, or 5%, as compared to 2011, due to a fourth quarter 2012 charge aggregating $13 million related to the cost saving initiatives, as well as an increase in compensation and benefits expense (see the discussion regarding compensation and benefits expense described above under “Operating

Results—Year Ended December 31, 2012 versus December 31, 2011”) and higher occupancy costs in 2012 associated with our amended lease and build-out costs of our Rockefeller Center facility. These increases were partially offset by lower professional fees and fees for fund administration.

Asset Management operating income in 2012 was $237 million (including the impact of the $13 million charge related to the cost saving initiatives), a decrease of $31 million, or 12%, as compared to operating income of $268 million in 2011 and, as a percentage of net revenue, was 26.4% as compared to 29.9% in 2011. Excluding the impact of such charge in 2012, operating income in 2012 was $250 million, a decrease of $18 million, or 7%, as compared to operating income of $268 million in 2011.

Year Ended December 31, 2011 versus December 31, 2010

Asset Management net revenue in 2011 increased $48 million, or 6%, as compared to 2010. Management fees increased $102 million, or 14%, as compared to 2010, driven primarily by an 11% increase in average AUM, as well as a favorable change in the mix of average AUM into higher margin equity products. Incentive fees, consisting of traditional long-only and alternative investment strategies, decreased $60 million, or 70%, as compared to 2010, principally due to difficult market conditions. Other income increased $6 million, or 12%, as compared to 2010, primarily due to increased interest, commission and custody fee income.

Operating expenses in 2011 increased $45 million, or 8%, as compared to 2010. The principal contributors to the increase were higher fees for fund administration and outsourced services and increased business development expenses for travel and market related data due to the increased level of business activity, transactions and average AUM and higher compensation expense.

Asset Management operating income in 2011 was $268 million, an increase of $3 million, as compared to operating income of $265 million in 2010 (with such latter amount including a $3 million charge related to the acceleration of amortization expense recognized in the first quarter of 2010 in connection with the vesting of share-based incentive compensation awards related to the amendment of the Company’s retirement policy) and, as a percentage of net revenue, was 29.9%, as compared to 31.2% in 2010. Excluding the impact of the $3 million charge described above, operating income in 2011 was substantially unchanged from 2010.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Interest Income	$3,714	$6,319	$15,705
Interest Expense	(81,515)	(87,981)	(95,756)

Net Interest (Expense)	(77,801)	(81,662)	(80,051)
Other Revenue	44,899	21,666	15,890

Net Revenue (Expense)	(32,902)	(59,996)	(64,161)
Operating Expenses	71,441	35,380	126,402

Operating Loss	$(104,343)	$(95,376)	$(190,563)

Corporate Results of Operations

Year Ended December 31, 2012 versus December 31, 2011

Net interest expense decreased $4 million, or 5%, as compared to 2011.

Other revenue increased $23 million, primarily due to increased net investment gains in 2012, including an increase in the gain in the value of investments held in connection with Lazard Fund Interests of $11 million, partially offset by an $18 million gain in 2011 on the repurchase of the Company’s subordinated promissory note.

Operating expenses in 2012 (including the above-mentioned $25 million charge in the first quarter of 2012 relating to staff reductions and a fourth quarter 2012 charge aggregating $12 million related to the cost saving initiatives) increased $36 million. Excluding the impact of such charges, as well as aggregate charges of $11 million in 2011 relating to the Company’s leased facilities in the U.K. and the write-off of the capitalized costs relating to the Company’s option to acquire the fund management activities of LAI, operating expenses in 2012 increased $11 million, or 42%, as compared to 2011, primarily relating to (i) occupancy costs, as a result of our amended lease and associated build-out costs of our Rockefeller Center facility, (ii) compensation and benefits expense, including an increase in expense associated with Lazard Fund Interests and (iii) technology costs.

Year Ended December 31, 2011 versus December 31, 2010

Net interest expense increased $2 million, or 2%, as compared to 2010.

Other revenue in 2011 increased $6 million, or 36%, and includes a pre-tax gain of $18 million related to the Company’s repurchase of its subordinated promissory note, partially offset by investment losses of $12 million.

Operating expenses in 2011 decreased $91 million, primarily related to the net adverse impact of an aggregate $81 million of charges in 2010 regarding (i) the acceleration of amortization expense of $2 million in 2010 in connection with the vesting of share-based incentive compensation awards related to the amendment of the Company’s retirement policy and (ii) an $87 million restructuring charge in 2010, with items (i) and (ii) partially offset by a benefit pursuant to the tax receivable agreement. When excluding such 2010 charges, operating expenses in 2011 decreased $10 million, or 23%, primarily due to lower compensation, lower expenses related to secondary offerings in 2010 and a lower provision related to the tax receivable agreement. Such decreases were partially offset by expenses in the fourth quarter of 2011 related to the U.K. lease write-off and the write-off of the capitalized costs related to our option to acquire the fund management activities of LAI.

Cash Flows

The Company’s cash flows are influenced by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to shareholders, payments of incentive compensation to managing directors and employees and purchases of Class A common stock and, in 2011, repurchases of debt. M&A, and Other Advisory, and Asset Management fees are generally collected within 60 days of billing, while Restructuring fee collections may extend beyond 60 days, particularly those that involve bankruptcies with court-ordered holdbacks. Fees from our Private Fund Advisory activities are generally collected over a four-year period from billing and typically include an interest component.

The Company makes cash payments for, or in respect of, a significant portion of its incentive compensation during the first three months of each calendar year with respect to the prior year’s results. In addition, during the fourth quarter of 2012, the Company (i) made cash payments, including severance payments, associated with the cost saving initiatives announced in October 2012 (see “Cost Saving Initiatives” above and Note 16 of Notes to Consolidated Financial Statements), with additional cash payments expected to be paid during the first half of 2013, (ii) paid a special dividend and accelerated the payment of its fourth quarter dividend (see Note 13 of Notes to Consolidated Financial Statements) and (iii) made certain incentive compensation payments with respect to the 2012 operating results.

Summary of Cash Flows:

	Year Ended December 31,
	2012	2011
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$92.8	$190.6
Noncash charges (a)	395.6	325.8
Other operating activities (b)	(6.5)	(118.6)

Net cash provided by operating activities	481.9	397.8

Investing activities	(84.9)	(45.3)
Financing activities (c)	(563.2)	(552.4)
Effect of exchange rate changes	12.6	(6.0)

Net (Decrease) Increase in Cash and Cash Equivalents	(153.6)	(205.9)
Cash and Cash Equivalents:
Beginning of Year	1,003.8	1,209.7

End of Year	$850.2	$1,003.8

(a) Consists of the following:

Depreciation and amortization of property	$30.9	$24.6
Amortization of deferred expenses, share based incentive compensation and interest rate hedge	360.8	300.3
Deferred tax provision (benefit)	(4.5)	7.2
Amortization of intangible assets related to acquisitions	8.4	11.9
Gains on extinguishment of debt	–	(18.2)

Total	$395.6	$325.8

(b)	Includes net changes in operating assets and liabilities, including, in 2011, outflows of approximately $90 million associated with the obligation under the 2008 LAM Merger transaction and approximately $57 million in aggregate for LAM seed and private equity investments.
(c)	Consists primarily of purchases of shares of Class A common stock, tax withholdings related to the settlement of vested restricted stock unit awards (“RSUs”), Class A common stock dividends and distributions to noncontrolling interest holders, and activity relating to borrowings, including, in 2011, the repurchase of the Company’s 3.25% subordinated promissory note.

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

Liquidity is significantly impacted by cash payments for, or in respect of, incentive compensation, a significant portion of which are made during the first three months of the year. As a consequence, cash on hand generally declines in the beginning of the year and gradually builds over the remainder of the year. We also pay certain tax advances during the year on behalf of our managing directors, which serve to reduce their respective incentive compensation payments. We expect this seasonal pattern of cash flow to continue. We expect liquidity also to be impacted by cash payments, including severance payments, associated with the cost saving initiatives announced in October 2012 (see “Cost Saving Initiatives” above and Note 16 of Notes to Consolidated Financial Statements), the remaining portion of which we expect will be paid during the first half of 2013.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of Class A common stock and Lazard Group common membership interests and matters relating to liquidity and to compliance with regulatory net capital requirements. At December 31, 2012, Lazard had approximately $850 million of cash, with such amount including approximately $392 million held at Lazard’s operations outside the U.S.. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from its foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of December 31, 2012, Lazard had approximately $301 million in unused lines of credit available to it, including a $150 million, three-year, senior revolving credit facility with a group of lenders that expires in September 2015 (the “Credit Facility”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $92 million (at December 31, 2012 exchange rates) and Edgewater of $55 million. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

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

Financing Activities

The table below sets forth our corporate indebtedness as of December 31, 2012 and 2011.

	Maturity Date	As of December 31,		Increase (Decrease)
		2012	2011
		($ in millions)
Senior Debt:
7.125%	2015	$528.5	$528.5	$–
6.85%	2017	548.4	548.4	–

Total Senior Debt		$1,076.9	$1,076.9	$–

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is owing to the lending bank group, the Credit Facility includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended December 31, 2012, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.90 to 1.00 and its Consolidated Interest Coverage Ratio being 8.04 to 1.00. In any event, no amounts were outstanding under the Credit Facility as of December 31, 2012.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At December 31, 2012, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 11 of Notes to Consolidated Financial Statements for additional information regarding senior and subordinated debt.

Stockholders’ Equity

At December 31, 2012, total stockholders’ equity was $652 million, as compared to $867 million and $796 million at December 31, 2011 and 2010, respectively, including $570 million, $726 million and $652 million attributable to Lazard Ltd on the respective dates. The net activity in stockholders’ equity during the years ended December 31, 2012 and 2011 is reflected in the table below (in millions of dollars):

	Year Ended December 31,
	2012	2011
Stockholders’ Equity—Beginning of Year	$867	$796

Increase (decrease) due to:
Net income	93	191
Amortization of share-based incentive compensation	310	275
Class A common stock issued/issuable in connection with business acquisitions	4	45
Purchase of Class A common stock and Lazard Group common membership interests	(354)	(206)
Delivery of Class A common stock in connection with share-based incentive compensation	(46)	(93)
Class A common stock dividends	(135)	(71)
Modification of equity incentive compensation award	(27)	–
Distributions to noncontrolling interests, net	(26)	(21)
Deconsolidation of investment companies	(15)	–
AOCI (including noncontrolling interests’ portion thereof)(*)	(19)	(44)
Other—net	–	(5)

Stockholders’ Equity—End of Year	$652	$867

(*) Includes:
Net foreign currency translation adjustments	$16	$(9)
Employee benefit plans and other adjustments	(35)	(35)

Total	$(19)	$(44)

In February 2011, October 2011, April 2012 and October 2012 the Board of Directors of Lazard Ltd authorized the repurchase of up to $250 million, $125 million, $125 million and $200 million, respectively, in aggregate cost of Class A common stock and Lazard Group common membership interests through December 31, 2012, December 31, 2013, December 31, 2013 and December 31, 2014, respectively. The Company’s prior share repurchase authorizations expired on December 31, 2009 and December 31, 2011, respectively. During the year ended December 31, 2012 the Company repurchased 12,817,196 shares of Class A common stock, at an aggregate cost of $354 million (no Lazard Group common membership interests were purchased during the year). Furthermore, in order to help offset the dilutive effect of our share-based incentive compensation plans, during a given year Lazard intends to repurchase at least as many shares as it expects to ultimately issue pursuant to such plans in respect of year-end incentive compensation attributable to the prior year.

As of December 31, 2012, after giving effect to the forward purchase agreements described in more detail in Note 14 of Notes to Consolidated Financial Statements, $154 million of the current share repurchase amount authorized as of such date remained available under the share repurchase program, all of which expires on December 31, 2014.

Under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs and delivery of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. In that regard, during the year ended December 31, 2012, the Company withheld $45 million to satisfy its withholding tax obligations for certain employees on vested RSUs and delivery of restricted Class A common stock in lieu of issuing 1,499,943 shares of Class A common stock.

During the year ended December 31, 2012, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases through the open market.

The Company plans to continue to deploy excess cash and may do so in a variety of ways, including by repurchasing outstanding shares of Class A common stock, paying dividends to stockholders and repurchasing its outstanding debt.

On December 11, 2012, the Board of Directors of Lazard Ltd (i) declared a special dividend of $0.20 per share on our Class A common stock, payable on December 27, 2012, to stockholders of record on December 21, 2012, and (ii) accelerated the payment and record dates of Lazard’s fourth quarter dividend of $0.20 per share on its Class A common stock, which ordinarily would have been payable in February 2013. The accelerated dividend was also payable on December 27, 2012, to stockholders of record on December 21, 2012.

See Note 13 and 14 of Notes to Consolidated Financial Statements for additional information regarding Lazard’s stockholders’ equity and incentive plans, respectively.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 20 of Notes to Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see “Item 1-Business—Regulation” included in this Form 10-K.

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of December 31, 2012:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior Debt (including interest) (a)	$1,340,018	$75,218	$660,107	$604,693	–
Operating Leases (exclusive of $163,302 of sublease income) (b)	1,058,309	74,036	148,333	136,418	699,522
Capital Leases (including interest) (b)	21,091	3,637	5,911	11,543	–
Investment Capital Funding Commitments (c)	31,482	31,482	–	–	–

Total (d)	$2,450,900	$184,373	$814,351	$752,654	$699,522

(a)	See Note 11 of Notes to Consolidated Financial Statements.
(b)	See Note 12 of Notes to Consolidated Financial Statements.
(c)	See Note 6 of Notes to Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.
(d)	The table above excludes contingent obligations, as well as any possible payments for uncertain tax positions and payments pursuant to the Company’s tax receivable agreement, given the inability to estimate the possible amounts and timing of any such payments. See Notes 12, 14, 15 and 17 of Notes to Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes, respectively.

Effect of Inflation

We do not believe inflation will significantly affect our compensation costs as they are substantially variable in nature. However, the rate of inflation may affect certain of our other expenses, such as information technology and occupancy costs. To the extent inflation results in rising interest rates and has other effects upon the securities markets or general macroeconomic conditions, it may adversely affect our financial position and results of operations by reducing AUM, net revenue or otherwise. See Item 1A, “Risk Factors—Other Business Risks—Difficult market conditions can adversely affect our business in many ways, including by reducing the volume of the transactions involving our Financial Advisory business and reducing the value or performance of the assets we manage in our Asset Management business, which, in each case, could materially reduce our revenue or income and adversely affect our financial position.”

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

The Company earns performance-based incentive fees on various investment products, including traditional products and alternative investment funds such as hedge funds and private equity funds (see “Financial Statement Overview” for a description of our revenue recognition policies on such fees).

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

At December 31, 2012 and 2011, the Company had receivables past due of approximately $26 million and $23 million, respectively, and its allowance for doubtful accounts was $23 million and $19 million at such respective dates.

Income Taxes

As part of the process of preparing our consolidated financial statements, we estimate our income taxes for each of our tax-paying entities in each of their respective jurisdictions. In addition to estimating actual current tax liability for these jurisdictions, we also must account for the tax effects of differences between the financial reporting and tax reporting of items, such as deferred revenue, compensation and benefits expense, unrealized gains or losses on investments and depreciation and amortization, as well as intercompany transactions such as revenue sharing, dividends and interest expense. These temporary differences result in deferred tax assets and liabilities. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities as discussed below, any valuation allowance recorded against our deferred tax assets and our unrecognized tax benefits.

A deferred tax asset is recognized if it is more likely than not (defined as a likelihood of greater than 50%) that a tax benefit will be accepted by a taxing authority. The measurement of deferred tax assets and liabilities is based upon currently enacted tax rates in the applicable jurisdictions. At December 31, 2012, on a consolidated basis, we recorded gross deferred tax assets of approximately $1.41 billion.

Subsequent to the initial recognition of deferred tax assets, we also must continually assess the likelihood that such deferred tax assets will be realized. If we determine that we may not fully derive the benefit from a deferred tax asset, we consider whether it would be appropriate to apply a valuation allowance against the applicable deferred tax asset. In order to determine whether we apply a valuation allowance, we must assess whether it is more likely than not that such asset will be realized, taking into account all available information. The ultimate realization of a deferred tax asset for a particular entity depends, among other things, on the generation of taxable income by such entity in the applicable jurisdiction. Although we have been profitable on a consolidated basis in the last three years, certain of our tax-paying entities have individually experienced minimal profits on a cumulative three-year basis and losses in 2012, primarily due to permanent differences between net income and taxable income at such entities. Considering the recent operating results of such entities and the other factors listed below, we recorded a valuation allowance of approximately $1.24 billion on our deferred tax assets as of December 31, 2012.

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

The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available information, including the following:

•	nature, frequency and magnitude of any past losses and current operating results,

•	duration of statutory carryforward periods,

•	historical experience with tax attributes expiring unused, and

•	near-term and medium-term financial outlook.

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

The table below sets forth our deferred tax assets and liabilities, and the valuation allowance recorded against our deferred tax assets, as of December 31, 2012 and 2011:

	December 31,
	2012	2011
	($ in thousands)
Deferred Tax Assets:
Basis adjustments (primarily as a result of the separation and recapitalization transactions that occurred during 2005 and from secondary offerings)	$820,229	$846,252
Compensation and benefits	243,564	196,133
Net operating loss and tax credit carryforwards	308,233	209,781
Depreciation and amortization	3,404	1,519
Other	30,626	25,410

Gross deferred tax assets	1,406,056	1,279,095
Valuation allowance	(1,238,765)	(1,145,257)

Total deferred tax assets (net of valuation allowance)	$167,291	$133,838

Deferred Tax Liabilities:
Depreciation and amortization	$33,715	$16,240
Compensation and benefits	4,292	10,729
Goodwill	15,843	15,031
Other	50,648	41,581

Total deferred tax liabilities	$104,498	$83,581

As mentioned previously, certain of our tax-paying entities have individually experienced minimal profits on a cumulative basis over the past several years and losses in 2012. If these entities achieve sustainable levels of profitability in the future, we believe that the valuation allowance recorded against our deferred tax assets at such entities could be reduced significantly. If any significant valuation allowance reduction were to occur, we would likely have a negative effective tax rate in the period in which such reduction occurs. Included in our deferred tax assets as of December 31, 2012 are approximately $705 million related to certain basis step-ups and approximately $196 million of net operating losses generated by the amortization of such step-up assets. Under our tax receivable agreement, Lazard Group will retain 15% of the actual cash tax savings relating to such assets and will pay 85% of such savings to the owners of Lazard prior to the separation. As a result, in the event of a reduction of our valuation allowance, we also would recognize a liability relating to the portion expected to be payable under the tax receivable agreement. The creation of this liability could potentially offset a significant amount (but not all) of the income we would otherwise recognize upon a release of the valuation allowance.

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

The Company records tax positions taken or expected to be taken in a tax return based upon the amount that is more likely than not to be realized or paid, including in connection with the resolution of any related appeals or other legal processes. Accordingly, the Company recognizes liabilities for certain unrecognized tax benefits based on the amounts that are more likely than not to be settled with the relevant taxing authority. Such liabilities are evaluated periodically as new information becomes available and any changes in the amounts of such liabilities are recorded as adjustments to “income tax expense.” Liabilities for unrecognized tax benefits involve significant judgment and the ultimate resolution of such matters may be materially different from our estimates.

In addition to the discussion above regarding deferred tax assets and associated valuation allowances, as well as unrecognized tax benefit liability estimates, other factors affect our provision for income taxes, including changes in the geographic mix of our business, the level of our annual pre-tax income, transfer pricing and intercompany transactions.

See Item 1A, “Risk Factors” and see Note 17 of Notes to Consolidated Financial Statements for additional information related to income taxes.

Investments

Investments consist primarily of debt and equity securities, and interests in alternative investment, debt, equity and private equity funds.

These investments are carried at either (a) fair value on the consolidated statements of financial condition, with any increases or decreases in fair value reflected (i) in earnings, to the extent held by our broker-dealer subsidiaries or when designated as “trading” securities within our non-broker-dealer subsidiaries, and (ii) in “accumulated other comprehensive income (loss), net of tax” (“AOCI”), to the extent designated as “available-for-sale” securities until such time they are realized and reclassified to earnings, or (b) if designated as “held-to-maturity” securities, amortized cost on the consolidated statements of financial condition. Any declines in the fair value of “available-for-sale” and “held-to-maturity” securities that are determined to be other than temporary are charged to earnings. The Company holds no “available-for-sale” or “held-to-maturity” securities.

Gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income or, if applicable, AOCI, and therefore subject Lazard to market and credit risk.

Data relating to net investments is set forth below (in millions of dollars):

	December 31,
	2012(a)		2011(a)
	$	%	$	%
Debt securities (b)	$6	1%	$37	10%
Equity securities (net of $3 and $4 of securities sold, not yet purchased, at December 31, 2012 and 2011, respectively) (c)	42	10	40	10
Alternative investment funds (d)	58	14	60	16
Debt funds (e)	32	8	14	4
Equity funds (f)	154	37	89	24
Private equity funds owned (g)	101	25	104	28
Other (h)	19	5	30	8

Net investments	$412	100%	$374	100%

Total assets	$2,987		$3,082

Net investments, as a percentage of total assets	14%		12%

(a)	Includes investments held in connection with Lazard Fund Interests and other similar deferred compensation arrangements granted, with an aggregate fair value of $101 million and $27 million at December 31, 2012 and 2011, respectively. The majority of the market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to such awards. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives.

(b)	Debt securities primarily consist of seed investments invested in debt securities held within separately managed accounts related to our Asset Management business and non-U.S. government debt securities.

(c)	Equity securities primarily consist of seed investments invested in marketable equity securities of large-, mid- and small-cap domestic, international and global companies held within separately managed accounts related to our Asset Management business.

At December 31, 2012 and 2011, investments in marketable equity securities were invested as follows:

	December 31,
	2012	2011
Percentage invested in:
Consumer	31%	38%
Financials	34	19
Energy	9	13
Industrial	12	9
Basic materials	7	9
Other	7	12

Total	100%	100%

(d)	The fair value of such interests reflects the pro-rata value of the ownership of the underlying securities in the funds. Such funds are diversified and may incorporate particular strategies; however, there are no investments in funds with a single sector strategy.

(e)	Debt funds primarily consist of seed investments in funds related to our Asset Management business, which invest in debt securities, and amounts related to Lazard Fund Interests discussed above.

(f)	Equity funds primarily consist of seed investments in funds related to our Asset Management business, which are invested in equity securities, and amounts relating to Lazard Fund Interests discussed above.

(g)	Comprised primarily of investments in private equity funds that are generally not subject to short-term market fluctuation, but may subject Lazard to market or credit risk. Private equity investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small-to mid-cap European companies; (ii) a private equity fund targeting significant noncontrolling investments in established public and private companies; (iii) Edgewater Growth Capital Partners III, L.P. a private equity fund primarily making growth equity and buyout investments in high-quality, lower middle market companies (iv) COF 2, a Lazard-managed Australian private equity fund targeting Australasian mid-market investments and (v) at December 31, 2011, Lazard Senior Housing Partners LP, which targets controlling interests in companies and assets in senior housing, extended stay and shopping center sectors.

(h)	Represents investments (i) accounted for under the equity method of accounting and (ii) private equity and other interests that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “stockholders’ equity” on the consolidated statements of financial condition.

At December 31, 2012 and 2011, $116 million and $133 million, respectively, of our total investments at a fair value of $412 million and $374 million, respectively, or 28% and 36%, respectively, were classified as Level 3 assets. Substantially all of our Level 3 investments at both dates are priced based on a NAV or its equivalent. During the years ended December 31, 2012 and 2011, gains of approximately $16 million and losses of $3 million, respectively, were recognized in “revenue-other” on the consolidated statement of operations pertaining to Level 3 investments.

For additional information regarding risks associated with our investments, see Item 1A, “Risk Factors—Other Business Risks—Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios”.

See Notes 5 and 6 of Notes to Consolidated Financial Statements for additional information regarding investments and certain other assets and liabilities measured at fair value, including the levels of fair value within which such measurements of fair value fall.

Assets Under Management

AUM managed by LAM and LFG, which represents substantially all of the Company’s total AUM, primarily consists of debt and equity instruments whose value is readily available based on quoted prices on a recognized exchange or prices provided by external pricing services. Accordingly, significant estimates and judgments are generally not involved in the calculation of the value of our AUM.

Goodwill

In accordance with current accounting guidance, goodwill has an indefinite life and is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. For years prior to 2011, Lazard made estimates and assumptions in order to determine the fair value of its assets and liabilities and to project future earnings using various valuation techniques. Commencing in 2011, as permitted under an amendment issued by the Financial Accounting Standards Board, the Company elected to perform a qualitative evaluation about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of actually calculating the fair value of the reporting unit. See Note 9 of Notes to Consolidated Financial Statements for additional information regarding goodwill.

Consolidation of Variable Interest Entities

The consolidated financial statements include the accounts of Lazard Group and entities in which it has a controlling interest. Lazard determines whether it has a controlling interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under U.S. GAAP.

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

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness and specifically provide for exposures where we determine the receivables are impaired. At December 31, 2012, total receivables amounted to $478 million, net of an allowance for doubtful accounts of $23 million. As of that date, Financial Advisory and Asset Management fees, and customer and related party receivables comprised 84%, 11% and 5% of total receivables, respectively. At December 31, 2011, total receivables amounted to $504 million, net of an allowance for doubtful accounts of $19 million. As of that date, Financial Advisory and Asset Management fees, and customer and related party receivables comprised 80%, 16% and 4% of total receivables, respectively. At December 31, 2012 and 2011, the Company had receivables past due of approximately $26 million and $23 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit. At December 31, 2012 and 2011, customer receivables included $14 million and $29 million of LFB loans, respectively. Such loans are closely monitored for counterparty creditworthiness to help minimize exposure. In addition, as of December 31, 2012, LFB had commitments to lend totaling $23 million, which are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties and, in addition, LFB has in place concentration risk limits. At December 31, 2012, excluding inter-bank counterparties, LFB had no exposure to an individual counterparty that exceeded $23 million, with such amount being fully collateralized. With respect to activities outside LFB, as of December 31, 2012 the Company’s largest individual counterparty exposure was a Financial Advisory fee receivable of $17 million.

Risks Related to Derivatives

Lazard enters into interest rate swaps and foreign currency exchange contracts to hedge exposures to interest rates and currency exchange rates and uses equity and fixed income swap contracts to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $1 million and $7 million at December 31, 2012 and 2011, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to Lazard Fund Interests and other similar deferred compensation arrangements, amounted to $5 million and $1 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to Lazard Fund Interests awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are currently expected to be delivered upon settlement of Lazard Fund Interests awards. Derivative liabilities relating to Lazard Fund Interests amounted to $98 million and $30 million at December 31, 2012 and 2011, respectively.

In addition, LFB enters into interest rate swaps, forward foreign exchange contracts and other derivative contracts to hedge exposures to interest rate and currency fluctuations on open positions that arise primarily from client activity. Such foreign currency and interest rate positions are subject to strict internal limits and, based on account balances as of December 31, 2012, the impact of potential significant movements in either the currency or interest rate markets on LFB’s positions would not materially affect the Company’s annual operating income.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of December 31, 2012, Lazard estimates that its annual operating income relating to cash and short-term investments and corporate indebtedness would increase by approximately $9 million in the event interest rates were to increase by 1% and decrease by approximately $1 million if rates were to decrease by 1%.

As of December 31, 2012, the Company’s cash and cash equivalents totaled approximately $850 million. Substantially all of the Company’s cash and cash equivalents were invested in highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds) or in short-term interest earning accounts at a number of leading banks throughout the world, or in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited the Company’s internal control over financial reporting as of December 31, 2012, as stated in their report which appears under “Reports of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lazard Ltd:

We have audited the internal control over financial reporting of Lazard Ltd and subsidiaries (the “Company”) as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report On Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as listed in the Index at Item 8 as of and for the year ended December 31, 2012 of the Company, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/    Deloitte & Touche LLP

New York, New York

February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lazard Ltd:

We have audited the accompanying consolidated statements of financial condition of Lazard Ltd and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lazard Ltd and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

New York, New York

February 28, 2013

LAZARD LTD

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2012 and 2011

(dollars in thousands, except for per share data)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$850,190	$1,003,791
Deposits with banks	292,494	286,037
Cash deposited with clearing organizations and other segregated cash	65,232	75,506

Receivables (net of allowance for doubtful accounts of $23,017 and $19,450 at December 31, 2012 and 2011, respectively):
Fees	400,529	402,843
Customers and other	53,713	83,111
Related parties	23,801	18,501

	478,043	504,455
Investments	414,673	378,521

Property (net of accumulated amortization and depreciation of $225,861 and $266,673 at December 31, 2012 and 2011, respectively)	225,033	168,429

Goodwill and other intangible assets (net of accumulated amortization of $35,281 and $26,922 at December 31, 2012 and 2011, respectively)	392,822	393,099
Other assets	268,406	272,098

Total Assets	$2,986,893	$3,081,936

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2012 and 2011

(dollars in thousands, except for per share data)

	December 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$269,763	$288,427
Accrued compensation and benefits	467,578	383,513
Senior debt	1,076,850	1,076,850
Capital lease obligations	17,863	20,084
Related party payables	3,648	6,075
Other liabilities	499,651	440,131

Total Liabilities	2,335,353	2,215,080
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - 7,921 shares issued and outstanding at December 31, 2012 and 2011	–	–
Series B - no shares issued and outstanding	–	–
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 128,216,423 and 123,009,311 shares issued at December 31, 2012 and 2011, respectively, including shares held by subsidiaries as indicated below)	1,282	1,230
Class B, par value $.01 per share (1 share authorized, issued and outstanding at December 31, 2012 and 2011)	–	–
Additional paid-in-capital	846,050	659,013
Retained earnings	182,647	258,646
Accumulated other comprehensive loss, net of tax	(110,541)	(88,364)

	919,438	830,525
Class A common stock held by subsidiaries, at cost (12,802,938 and 3,492,017 shares at December 31, 2012 and 2011, respectively)	(349,782)	(104,382)

Total Lazard Ltd Stockholders’ Equity	569,656	726,143
Noncontrolling interests	81,884	140,713

Total Stockholders’ Equity	651,540	866,856

Total Liabilities and Stockholders’ Equity	$2,986,893	$3,081,936

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands, except for per share data)

	Year Ended December 31,
	2012	2011	2010
REVENUE
Investment banking and other advisory fees	$1,039,188	$ 970,167	$1,105,168
Money management fees	858,834	859,996	812,709
Interest income	6,008	14,609	20,967
Other	89,983	74,866	64,233

Total revenue	1,994,013	1,919,638	2,003,077
Interest expense	81,565	90,126	97,709

Net revenue	1,912,448	1,829,512	1,905,368

OPERATING EXPENSES
Compensation and benefits	1,351,129	1,168,945	1,194,168
Occupancy and equipment	113,163	100,698	88,328
Marketing and business development	95,573	88,411	77,057
Technology and information services	86,892	83,212	73,744
Professional services	43,958	48,324	43,502
Fund administration and outsourced services	51,390	52,793	47,574
Amortization of intangible assets related to acquisitions	8,359	11,915	7,867
Provision pursuant to tax receivable agreement	–	429	2,361
Restructuring	–	–	87,108
Other	38,099	39,286	40,009

Total operating expenses	1,788,563	1,594,013	1,661,718

OPERATING INCOME	123,885	235,499	243,650

Provision for income taxes	31,100	44,940	49,227

NET INCOME	92,785	190,559	194,423

LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	8,476	15,642	19,444

NET INCOME ATTRIBUTABLE TO LAZARD LTD	$84,309	$ 174,917	$ 174,979

ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	116,953,989	118,032,020	104,411,253
Diluted	129,325,622	137,629,525	138,469,654

NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.72	$1.48	$1.68

Diluted	$0.65	$1.36	$1.36

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$1.16	$0.605	$0.50

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
NET INCOME	$92,785	$190,559	$194,423

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	15,686	(9,474)	(9,457)
Amortization of interest rate hedge	1,055	1,054	1,163
Available-for-sale securities:
Unrealized gain (net of tax expense of $1,645)	–	–	3,129
Adjustments for items reclassified to earnings (net of tax expense of $4,989)	–	–	9,501
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $(12,950), $(12,526) and $6,555 for the years ended December 31, 2012, 2011 and 2010, respectively)	(40,298)	(38,248)	17,841
Adjustments for items reclassified to earnings (net of tax expense of $1,145, $1,031 and $975 for the years ended December 31, 2012, 2011 and 2010, respectively)	4,399	2,206	1,643

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(19,158)	(44,462)	23,820

COMPREHENSIVE INCOME	73,627	146,097	218,243
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	8,315	13,105	20,924

COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD LTD	$65,312	$132,992	$197,319

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$92,785	$190,559	$194,423
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items included in net income:
Depreciation and amortization of property	30,855	24,580	22,712
Amortization of deferred expenses, share-based incentive compensation and interest rate hedge	360,751	300,286	316,232
Amortization of intangible assets related to acquisitions	8,359	11,915	7,867
Deferred tax provision (benefit)	(4,457)	7,214	8,116
Investment losses (including other-than-temporary impairment losses)	–	–	8,854
(Gain) loss on extinguishment of debt	–	(18,171)	424
(Increase) decrease in operating assets:
Deposits with banks	(806)	63,639	(221,072)
Cash deposited with clearing organizations and other segregated cash	11,613	16,408	(73,005)
Receivables-net	31,157	61,153	(52,690)
Investments	(30,096)	31,543	(50,809)
Other assets	(62,683)	(61,648)	(11,534)
Increase (decrease) in operating liabilities:
Deposits and other payables	(26,576)	(63,141)	46,750
Accrued compensation and benefits and other liabilities	71,006	(166,535)	(27,470)

Net cash provided by operating activities	481,908	397,802	168,798

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(89,301)	(46,438)	(13,382)
Disposals of property	4,368	1,161	432
Distributions relating to equity method investments	–	–	51,437
Proceeds from sales of held-to-maturity securities	–	–	132,209
Proceeds from sales and maturities of available-for-sale securities	–	–	241,029

Net cash provided by (used) in investing activities	(84,933)	(45,277)	411,725

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	1,741	17,505	4,624
Excess tax benefits from share-based incentive compensation	–	1,386	–
Other financing activities	–	–	33,312
Payments for:
Senior and subordinated debt	–	(131,829)	(10,375)
Capital lease obligations	(2,519)	(2,322)	(2,400)
Distributions to noncontrolling interests	(27,767)	(33,734)	(37,587)
Repurchase of common membership interests from members of LAZ-MD Holdings	–	(794)	(7,248)
Purchase of Class A common stock	(354,464)	(204,835)	(149,981)
Class A common stock dividends	(135,108)	(70,572)	(50,581)
Settlement of vested share-based incentive compensation	(44,883)	(93,750)	(57,576)
Other financing activities	(220)	(33,414)	(74)

Net cash used in financing activities	(563,220)	(552,359)	(277,886)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	12,644	(6,070)	(10,271)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(153,601)	(205,904)	292,366
CASH AND CASH EQUIVALENTS—January 1	1,003,791	1,209,695	917,329

CASH AND CASH EQUIVALENTS—December 31	$850,190	$1,003,791	$1,209,695

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Supplemental investing non-cash transaction:
Class A common stock issued/issuable in connection with business acquisitions	$–	$39,654	$41,174

Cash paid during the year for:
Interest	$78,441	$92,702	$102,110

Income taxes	$35,340	$56,568	$69,454

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2010	26,883	$–	92,165,913	$922	$549,931	$52,726	$(57,048)	5,850,775	$(191,140)	$355,391	$167,706	$523,097

Comprehensive income (loss):
Net income						174,979				174,979	19,444	194,423
Other comprehensive income (loss) - net of tax:
Currency translation adjustments							(8,937)			(8,937)	(520)	(9,457)
Amortization of interest rate hedge							1,093			1,093	70	1,163
Available-for-sale securities:
Net unrealized gain							2,941			2,941	188	3,129
Adjustments for items reclassified to earnings							8,930			8,930	571	9,501
Employee benefit plans:
Net actuarial gain							16,769			16,769	1,072	17,841
Adjustments for items reclassified to earnings							1,544			1,544	99	1,643

Comprehensive income										197,319	20,924	218,243

Business acquisitions and related equity transactions:
Class A common stock issued/issuable (including related amortization)			315,617	3	46,220					46,223	1,653	47,876
Conversion of Series A preferred stock into Class A common stock	(4,862)		572,988	6	(6)					–		–
Amortization of share-based incentive compensation					286,957					286,957	18,346	305,303
Dividend-equivalents					10,606	(10,656)				(50)	(3)	(53)
Class A common stock dividends						(50,581)				(50,581)		(50,581)
Purchase of Class A common stock								4,686,892	(149,981)	(149,981)		(149,981)
Delivery of Class A common stock in connection with share-based incentive compensation					(286,847)			(6,690,159)	229,271	(57,576)		(57,576)
Repurchase of common membership interests from LAZ-MD Holdings					(6,812)					(6,812)	(436)	(7,248)
Issuance of Class A common stock			3,000,000	30	116,070			3,000,000	(116,100)	–		–
Class A common stock issued in exchange for Lazard Group common membership interests, including in connection with secondary offerings			23,643,419	236	(236)					–		–
Distributions to noncontrolling interests, net										–	(32,963)	(32,963)
Adjustments related to noncontrolling interests					42,958		(11,450)			31,508	(31,508)	–

Balance – December 31, 2010	22,021	$–	119,697,937	$1,197	$758,841	$166,468	$(46,158)	6,847,508	$(227,950)	$652,398	$143,719	$796,117

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2011	22,021	$–	119,697,937	$1,197	$758,841	$166,468	$(46,158)	6,847,508	$(227,950)	$652,398	$143,719	$796,117

Comprehensive income (loss):
Net income						174,917				174,917	15,642	190,559
Other comprehensive income (loss) - net of tax:
Currency translation adjustments							(8,760)			(8,760)	(714)	(9,474)
Amortization of interest rate hedge							1,000			1,000	54	1,054
Employee benefit plans:
Net actuarial loss							(36,256)			(36,256)	(1,992)	(38,248)
Adjustments for items reclassified to earnings							2,091			2,091	115	2,206

Comprehensive income										132,992	13,105	146,097

Business acquisitions and related equity transactions:
Class A common stock issued/issuable (including related amortization)					41,800					41,800	3,056	44,856
Conversion of Series A preferred stock into Class A common stock	(14,100)	–	2,434,561	24	(24)					–	–	–
Delivery of Class A common stock					(126,812)			(3,515,362)	123,411	(3,401)	–	(3,401)
Amortization of share-based incentive compensation					260,816					260,816	14,326	275,142
Dividend-equivalents					12,092	(12,167)				(75)	(4)	(79)
Class A common stock dividends						(70,572)				(70,572)		(70,572)
Purchase of Class A common stock								6,135,189	(204,835)	(204,835)		(204,835)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefits of $972					(297,779)			(5,975,318)	204,992	(92,787)	9	(92,778)
Repurchase of common membership interests from LAZ-MD Holdings					(753)					(753)	(41)	(794)
Class A common stock issued in exchange for Lazard Group common membership interests			876,814	9	(9)					–	–	–
Adjustment related to the change in Lazard Ltd’s ownership in Lazard Group					(1,580)					(1,580)		(1,580)
Distributions to noncontrolling interests, net										–	(21,317)	(21,317)
Adjustments related to noncontrolling interests					12,421		(281)			12,140	(12,140)	–

Balance – December 31, 2011	7,921	$–	123,009,312	$1,230	$659,013	$258,646	$(88,364)	3,492,017	$(104,382)	$726,143	$140,713	$866,856

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2012	7,921	$–	123,009,312	$1,230	$659,013	$258,646	$(88,364)	3,492,017	$(104,382)	$726,143	$140,713	$866,856

Comprehensive income (loss):
Net income						84,309				84,309	8,476	92,785
Other comprehensive income (loss) - net of tax:
Currency translation adjustments							15,431			15,431	255	15,686
Amortization of interest rate hedge							1,042			1,042	13	1,055
Employee benefit plans:
Net actuarial loss							(39,817)			(39,817)	(481)	(40,298)
Adjustments for items reclassified to earnings							4,347			4,347	52	4,399

Comprehensive income										65,312	8,315	73,627

Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)					4,030					4,030	49	4,079
Delivery of Class A common stock					(1,633)			(57,287)	1,633	–		–
Amortization of share-based incentive compensation					306,642					306,642	3,706	310,348
Dividend-equivalents					24,990	(25,200)				(210)	(2)	(212)
Class A common stock dividends						(135,108)				(135,108)		(135,108)
Purchase of Class A common stock								12,817,196	(354,464)	(354,464)		(354,464)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $972					(153,274)			(3,448,988)	107,431	(45,843)	(12)	(45,855)
Modification of equity incentive compensation award					(26,601)					(26,601)	(321)	(26,922)
Class A common stock issued in exchange for Lazard Group common membership interests			5,207,112	52	(52)					–		–
Distributions to noncontrolling interests, net										–	(26,026)	(26,026)
Deconsolidation of investment companies										–	(14,783)	(14,783)
Adjustments related to noncontrolling interests					32,935		(3,180)			29,755	(29,755)	–

Balance – December 31, 2012	7,921	$–	128,216,424	$1,282	$846,050	$182,647	$(110,541)	12,802,938	$(349,782)	$569,656	$81,884	$651,540

(*)

Includes 119,697,936, 123,009,311 and 128,216,423 shares of the Company’s Class A common stock issued at December 31, 2010, 2011 and, 2012, respectively, and 1 share of the Company’s Class B common stock issued at each such date.

See notes to consolidated financial statements.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except for per share data, unless otherwise noted)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

Lazard Ltd, a Bermuda holding company, and its subsidiaries (collectively referred to as “Lazard Ltd”, “Lazard”, “we” or the “Company”), including Lazard Ltd’s indirect investment in Lazard Group LLC, a Delaware limited liability company (collectively referred to, together with its subsidiaries, as “Lazard Group”), is one of the world’s preeminent financial advisory and asset management firms and has long specialized in crafting solutions to the complex financial and strategic challenges of our clients. We serve a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals.

Lazard Ltd indirectly held approximately 98.8% and 94.8% of all outstanding Lazard Group common membership interests as of December 31, 2012 and 2011, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group, which is governed by an Operating Agreement dated as of May 10, 2005, as amended (the “Operating Agreement”). LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by Lazard Group’s current and former managing directors, held approximately 1.2% and 5.2% of the outstanding Lazard Group common membership interests as of December 31, 2012 and 2011, respectively. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”) which provided LAZ-MD Holdings with approximately 1.2% and 5.2% of the voting power but no economic rights in the Company as of December 31, 2012 and 2011, respectively. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Lazard Ltd Class A common stock, par value $0.01 per share (“Class A common stock”).

Our sole operating asset is our indirect ownership of common membership interests of Lazard Group and our managing member interest of Lazard Group, whose principal operating activities are included in two business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”) and other strategic matters, restructurings, capital structure, capital raising and various other financial matters, and

•

Asset Management, which offers a broad range of global investment solutions and investment management services in equity and fixed income strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.

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

Foreign Currency Translation—The consolidated financial statements are presented in U.S. Dollars. Many of the Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. Dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. Dollars at year-end exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. Dollars are reported in “accumulated other comprehensive income (loss), net of tax” (“AOCI”). Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of operations. Net foreign currency remeasurement gains (losses) amounted to $(761), $1,406 and $(1,606), respectively, for the years ended December 31, 2012, 2011 and 2010, and are included in “revenue-other” on the respective consolidated statements of operations.

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

With respect to fees receivable from Financial Advisory activities, such receivables are generally deemed past due when they are outstanding 60 days from the date of invoice. However, some Financial Advisory transactions include specific contractual payment terms that may vary from one month to four years (as is the case for our interest-bearing financing receivables) following the invoice date or may be subject to court approval (as is the case with bankruptcy-related restructuring assignments). In such cases, receivables are deemed past due when payment is not received by the agreed-upon contractual date or the court approval date, respectively. Financial Advisory fee receivables past due in excess of 180 days are fully provided for unless there is evidence that the balance is collectable. Asset Management fees are deemed past due and fully provided for when such receivables are outstanding 12 months after the invoice date. Notwithstanding our policy for receivables past due, we specifically reserve against exposures relating to Financial Advisory and Asset Management fees where we determine receivables are impaired.

See Note 4 of Notes to Consolidated Financial Statements for additional information regarding receivables.

Investments—Investments in debt and marketable equity securities held either directly, or indirectly through asset management funds, at the Company’s broker-dealer subsidiaries are accounted for at fair value, with any increase or decrease in fair value recorded in earnings in accordance with standard industry practices. Such amounts are reflected in “revenue-other” in the consolidated statements of operations.

Investments in debt and marketable equity securities held at the Company’s non broker-dealer subsidiaries may include “trading”, “available-for-sale” and “held-to-maturity” securities. Investments in debt and marketable equity securities considered “trading” securities are accounted for at fair value, with any increase or decrease in fair value reflected in “revenue-other” in the consolidated statements of operations. Investments in debt securities considered “available-for-sale” securities are accounted for at fair value, with any increase or decrease in fair value reported in AOCI, until the gains and losses are realized and reclassified to earnings. Investments in debt securities considered “held-to-maturity” securities are accounted for at amortized cost. Declines in the fair value

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

of “available-for-sale” and “held-to-maturity” securities that are determined to be other-than-temporary are charged to earnings, which, for periods beginning after April 1, 2009, may only include the credit loss component of such declines. At December 31, 2010 and subsequent thereto, the Company had no “available-for-sale” or “held-to-maturity” debt or marketable equity securities.

Investments also include interests in alternative investment funds and private equity funds, each accounted for at fair value, as well as investments accounted for under the equity method of accounting. Any increases or decreases in the carrying value of those investments accounted for at fair value and the Company’s share of net income or losses pertaining to its equity method investments are reflected in “revenue-other” in the consolidated statements of operations.

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

Property-net—Property is stated at cost or, in the case of property under capital leases, the present value of the future minimum lease payments, less accumulated depreciation and amortization. Buildings represent owned property and amounts recorded pursuant to capital leases (see Notes 8 and 12 of Notes to Consolidated Financial Statements), with the related obligations recorded as capital lease obligations. Such buildings are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are capitalized and are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Depreciation of furniture and equipment, including computer hardware and software, is determined on a straight-line basis using estimated useful lives. Depreciation and amortization expense aggregating $30,855, $24,580 and $22,712 for the years ended December 31, 2012, 2011 and 2010, respectively, is included on the respective consolidated statements of operations in “occupancy and equipment” or “technology and information services”, depending on the nature of the underlying asset. Repairs and maintenance are expensed as incurred.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

See Note 9 of Notes to Consolidated Financial Statements with respect to goodwill and other intangible assets.

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

The Company enters into forward foreign currency exchange rate contracts, interest rate swaps, interest rate futures, equity and fixed income swaps and other derivative contracts to hedge exposures to fluctuations in currency exchange rates, interest rates and equity and debt markets. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value, and are included in “other assets” and “other liabilities” on the consolidated statements of financial condition. Gains and losses on the Company’s derivative contracts not designated as hedging instruments are included in “interest income” and “interest expense”, respectively, or “revenue-other”, depending on the nature of the underlying item, in the consolidated statements of operations.

In addition to the derivative instruments above, the Company recognized derivative liabilities relating to its obligations pertaining to Lazard Fund Interests awards (“Lazard Fund Interests”) and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, as adjusted for estimated forfeitures, and is included in “accrued compensation and benefits” in the consolidated statements of financial condition. Changes in the fair value of the derivative liabilities are included in “compensation and benefits” in the consolidated statements of operations, the impact of which equally offsets the changes in the fair value of investments which are currently expected to be delivered upon settlement of Lazard Fund Interests and other similar deferred compensation arrangements, and are reported in “revenue-other” in the consolidated statements of operations. For information regarding Lazard Fund Interests and other similar deferred compensation arrangements, see Notes 5, 7 and 14 of Notes to Consolidated Financial Statements.

Deposits and Other Customer Payables—Principally relates to LFB customer-related demand and time deposits, both interest-bearing and non-interest bearing, short-term inter-bank borrowings and amounts due on short-term collateralized borrowing activities. Collateralized borrowing activities amounted to $13,854 and $8,928 at December 31, 2012 and 2011, respectively, and were fully collateralized with pledged assets of equal or greater value at each such date.

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

Fair Value of Financial Assets and Liabilities—The majority of the Company’s financial assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include cash and cash equivalents, deposits with banks, cash deposited with clearing organizations and other segregated cash, receivables, investments (excluding investments accounted for at amortized cost, interest-bearing deposits or using the equity method of accounting), derivative instruments, deposits and other customer payables.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Revenue Recognition

Investment Banking and Other Advisory Fees—Fees for M&A and Other Advisory services and Restructuring advisory services are recorded when earned, which is generally the date the related transactions are consummated. Expenses that are directly related to such transactions and billable to clients are deferred to match revenue recognition. “Investment banking and other advisory fees” on the Company’s consolidated statements of operations are presented net of client reimbursements of expenses. The amount of expenses reimbursed by clients for the years ended December 31, 2012, 2011 and 2010 are $24,762, $18,942 and $20,216, respectively.

Money Management and Incentive Fees—Money management fees are derived from fees for investment management and advisory services provided to clients. Revenue is recorded on an accrual basis primarily based on a percentage of client assets managed. Fees vary with the type of assets managed, with higher fees earned on equity assets, alternative investment (such as hedge funds) and private equity funds, and lower fees earned on fixed income and money market products.

The Company earns performance-based incentive fees on various investment products, including traditional products and alternative investment funds such as hedge funds and private equity funds.

For hedge funds, incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks or thresholds. The Company records incentive fees on traditional products and hedge funds at the end of the relevant performance measurement period, when potential uncertainties regarding the ultimate realizable amounts have been determined. The incentive fee measurement period is generally an annual period (unless an account terminates during the year). The incentive fees received at the end of the measurement period are not subject to reversal or payback. Incentive fees on hedge funds generally are subject to loss carryforward provisions in which losses incurred by the hedge funds in any year are applied against certain gains realized by the hedge funds in future periods before any incentive fees can be earned.

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

Equity-Based Incentive Compensation Awards—Equity-based incentive compensation awards that do not require future service are expensed immediately. Equity-based compensation awards that require future service are amortized over the applicable vesting period, or requisite service period, based on the fair value of the Company’s

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Class A common stock on the date of grant. Equity-based incentive compensation is recognized in “compensation and benefits” expense (and, as applicable, in “restructuring” expense, with respect to the expense associated with the acceleration of unrecognized expense pertaining to awards granted previously to individuals who were terminated by the Company in the 2010 restructuring program described in Note 16 of Notes to Consolidated Financial Statements).

Costs-Saving and Restructuring Plans—The Company records charges associated with management-approved restructuring or cost-saving plans to reorganize one or more of the Company’s business segments. Such plans can include severance costs, charges to vacate facilities and contract cancellation costs. Severance costs are generally accrued on the date that employees are notified of their benefits and other costs are generally accrued as the Company ceases to use facilities or cancels contracts. The Company records severance-related liabilities in “accrued compensation and benefits” and other types of liabilities in “other liabilities” in the consolidated statements of financial condition.

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

The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence, including, but not limited to, the following:

•	nature, frequency, and magnitude of any recent losses and current operating results;

•	duration of statutory carryforward periods;

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

•	historical experience with tax attributes expiring unused; and

•	near-term and medium-term financial outlook.

The Company records tax positions taken or expected to be taken in a tax return based upon the amount that is more likely than not to be realized or paid, including in connection with the resolution of any related appeals or other legal processes. Accordingly, the Company recognizes liabilities for certain unrecognized tax benefits based on the amounts that are more likely than not to be settled with the relevant taxing authority.

The Company recognizes interest and/or penalties related to unrecognized tax benefits in “income tax expense”. See Note 17 of Notes to Consolidated Financial Statements for additional information relating to income taxes.

3.	RECENT ACCOUNTING DEVELOPMENTS

Fair Value Measurements—In the first quarter of 2012, the Company adopted the amended fair value measurement guidance issued by the FASB, which the FASB stated was designed to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Although many of the changes for U.S. GAAP purposes are clarifications of existing guidance or wording changes to align with IFRS, additional disclosures about fair value measurements are required, including (i) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (ii) the valuation processes used and the sensitivity of fair value measurements related to investments categorized within Level 3 of the hierarchy of fair value measurements to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any, and (iii) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial condition but for which the fair value is required to be disclosed. The amended fair value measurement guidance became effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The adoption of the amended fair value measurement guidance did not have a material impact on the Company’s consolidated financial statements, primarily because substantially all Level 3 assets are carried at net asset value (“NAV”) or its equivalent.

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

Receivables are stated net of an estimated allowance for doubtful accounts of $23,017 and $19,450 at December 31, 2012 and 2011, respectively, for past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. The Company recorded bad debt expense of $6,579, $7,952 and $8,392 for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, the Company recorded charge-offs, foreign currency translation and other adjustments, which resulted in a net decrease to the allowance for doubtful accounts of $3,012, $3,519 and $4,950 for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, the Company had receivables deemed past due or uncollectible of $25,604 and $22,785, respectively.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

In connection with short-term collateralized lending activities of LFB, the Company typically receives a pledge of specifically identified securities of equal or greater value than the amount of the cash loaned and that are permitted to be sold or repledged. Collateralized customer loan receivables, which amounted to $5,952 at December 31, 2011 were collateralized by securities of equal or greater value, none of which were sold or repledged (no such collateralized customer loan receivables existed at December 31, 2012).

Of the Company’s total receivables at December 31, 2012 and 2011, $76,481 and $103,354, respectively, represented interest-bearing financing receivables. There was no allowance for doubtful accounts required at those dates related to such receivables as there were no past due or uncollectible amounts, primarily based upon our historical loss experience and the credit quality of the counterparties.

The carrying amount of our non-interest bearing trade receivables of $401,562 and $401,101 at December 31, 2012 and 2011, respectively, approximates fair value.

5.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at December 31, 2012 and 2011:

	December 31,
	2012	2011
Debt (including interest-bearing deposits of $578 and $2,834, respectively)	$5,948	$36,966

Equities	44,992	44,436

Funds:
Alternative investments (a)	57,890	59,622
Debt (a)	32,077	14,069
Equity (a)	154,310	89,657
Private equity	112,444	122,718

	356,721	286,066

Equity method	7,012	11,053

Total investments	414,673	378,521
Less:
Interest-bearing deposits	578	2,834
Equity method	7,012	11,053

Investments, at fair value	$407,083	$364,634

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$2,755	$4,282

(a)	Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $5,054, $18,615 and $76,907, respectively, at December 31, 2012 and $5,367, $2,101 and $19,857, respectively, at December 31, 2011, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests and other similar deferred compensation arrangements. Lazard Fund Interests represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds (see Notes 7 and 14 of Notes to Consolidated Financial Statements).

Debt securities primarily consist of seed investments invested in debt securities held within separately managed accounts related to our Asset Management business and non-U.S. government debt securities.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Equities primarily consist of seed investments invested in marketable equity securities of large-, mid- and small-cap domestic, international and global companies held within separately managed accounts related to our Asset Management business.

Interests in alternative investment funds primarily consist of interests in various Lazard-managed hedge funds and fund of funds.

Debt funds primarily consist of seed investments in funds related to our Asset Management business, which invest in debt securities, and amounts related to Lazard Fund Interests discussed above.

Equity funds primarily consist of seed investments in funds related to our Asset Management business, which are invested in equity securities, and amounts related to Lazard Fund Interests discussed above.

Private equity investments include those owned by Lazard and those consolidated but not owned by Lazard. Private equity investments owned by Lazard are primarily comprised of investments in private equity funds. Such investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies, (ii) a private equity fund targeting significant noncontrolling-stake investments in established public and private companies, (iii) Edgewater Growth Capital Partners III, L.P. (“EGCP III”), a private equity fund primarily making equity and buyout investments in middle market companies, (iv) Lazard Australia Corporate Opportunities Fund (“COF2”), a Lazard-managed Australian private equity fund targeting Australian mid-market investments and (v) at December 31, 2011, Lazard Senior Housing Partners LP, which targets controlling interests in companies and assets in the senior housing, extended-stay hotel and shopping center sectors.

Private equity investments consolidated but not owned by Lazard relate to the economic interests that are owned by the management team and other investors in the Edgewater Funds (“Edgewater”) which aggregated $11,490 and $18,502 at December 31, 2012 and 2011, respectively (see Note 12 of Notes to Consolidated Financial Statements).

During the years ended December 31, 2012, 2011 and 2010, the Company reported in revenue-other on its consolidated statements of operations gross unrealized investment gains and losses pertaining to “trading” securities as follows (including, for the years ended December 31, 2011 and 2010, restated amounts pertaining to certain non-broker dealer subsidiaries):

	Year Ended December 31,
	2012	2011	2010
Gross unrealized investment gains	$23,024	$2,180	$4,678
Gross unrealized investment losses	$697	$12,844	$514

During the year ended December 31, 2010 the Company reclassified to earnings realized gains of $1,755 and realized losses of $16,245 related to the sale of the “available-for-sale” portfolio. With respect to the items reclassified to earnings, the average cost basis was utilized for purposes of calculating realized investment gains and losses.

6.	FAIR VALUE MEASUREMENTS

Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

Level 1.	Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Lazard has the ability to access.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Level 2.	Assets and liabilities whose values are based on (i) quoted prices for similar assets or liabilities in an active market, or quoted prices for identical or similar assets or liabilities in non-active markets, (ii) assets valued based on NAV or its equivalent redeemable at the measurement date or within the near term without redemption restrictions or (iii) inputs other than quoted prices that are directly observable or derived principally from, or corroborated by, market data.

Level 3.	Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our own assumptions about the assumptions a market participant would use in pricing the asset or liability. Items included in Level 3 include securities or other financial assets whose volume and level of activity have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis, as well as assets valued based on NAV or its equivalent, but not redeemable within the near term as a result of redemption restrictions.

The Company’s investments in non-U.S. Government and other debt securities are considered Level 1 assets when their respective fair values are based on unadjusted quoted prices in active markets and are considered Level 2 assets when their fair values are primarily based on prices as provided by external pricing services.

The fair value of equities is principally classified as Level 1 or Level 3 as follows: marketable equity securities are classified as Level 1 and are valued based on the last trade price on the primary exchange for that security as provided by external pricing services; equity securities in private companies are generally classified as Level 3.

The fair value of investments in alternative investment funds is classified as either Level 2 or Level 3 depending on the time frame of any applicable redemption restriction, and is valued at NAV or its equivalent, which is primarily determined based on information provided by external fund administrators.

The fair value of investments in debt funds are considered Level 1 assets when the fair values are primarily based on the reported closing price for the fund or Level 2 assets when the fair values are primarily based on NAV or its equivalent and are redeemable within the near term.

The fair value of investments in equity funds is classified as Level 1, 2 or 3 as follows: publicly traded asset management funds are classified as Level 1 and are valued based on the reported closing price for the fund; investments in asset management funds redeemable in the near term are classified as Level 2 and are valued at NAV or its equivalent, which is primarily determined based on information provided by external fund administrators; and Level 3 represents funds valued based on NAV or its equivalent that are not redeemable within the near term.

The fair value of investments in private equity funds is classified as Level 3, and is primarily based on NAV or its equivalent. Such investments are not redeemable within the near term.

The fair values of derivatives entered into by the Company are classified as Level 2 and are based on the values of the related underlying assets, indices or reference rates as follows - the fair value of forward foreign currency exchange rate contracts is a function of the spot rate and the interest rate differential of the currency from the trade date to settlement date; the fair value of equity and fixed income swaps is based on the change in fair values of the related underlying equity security, financial instrument or index and a specified notional holding; and the fair value of interest rate swaps is based on the interest rate yield curve; and the fair value of

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

derivative liabilities related to Lazard Fund Interests and other similar deferred compensation arrangements is based on the value of the underlying investments, adjusted for forfeitures. See Note 7 of Notes to Consolidated Financial Statements.

Where information reported is based on data received from external fund administrators or pricing services, the Company reviews such information to ascertain at which level within the fair value hierarchy to classify the investment.

The following tables present the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 within the fair value hierarchy:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding interest-bearing deposits)	$1,443	$3,927	$–	$5,370
Equities	44,802	–	190	44,992
Funds:
Alternative investments	–	54,433	3,457	57,890
Debt	32,073	4	–	32,077
Equity	145,231	9,069	10	154,310
Private equity	–	–	112,444	112,444
Derivatives	–	933	–	933

Total	$223,549	$68,366	$116,101	$408,016

Liabilities:
Securities sold, not yet purchased	$2,696	$59	$–	$2,755
Derivatives	–	102,492	–	102,492

Total	$2,696	$102,551	$–	$105,247

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding interest-bearing deposits)	$17,111	$17,021	$–	$34,132
Equities	44,065	160	211	44,436
Funds:
Alternative investments	–	49,451	10,171	59,622
Debt	13,802	267	–	14,069
Equity	85,052	4,605	–	89,657
Private equity	–	–	122,718	122,718
Derivatives	–	7,131	–	7,131

Total	$160,030	$78,635	$133,100	$371,765

Liabilities:
Securities sold, not yet purchased	$4,282	$–	$–	$4,282
Derivatives	–	30,713	–	30,713

Total	$4,282	$30,713	$–	$34,995

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the years ended December 31, 2012 and 2011.

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions		Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$211	$5	$–	$(30)		$4	$190
Alternative investment funds	10,171	130	–	(6,844)		–	3,457
Equity funds	–	–	10	–		–	10
Private equity funds	122,718	15,983	8,589	(35,796)		950	112,444

Total Level 3 Assets	$133,100	$16,118	$8,599	$(42,670)		$954	$116,101

	Year Ended December 31, 2011
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions		Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$316	$72	$25	$(195)		$(7)	$211
Alternative investment funds	–	(169)	10,340	–		–	10,171
Private equity funds	163,482	(3,319)	33,117	(69,218	)(b)	(1,344)	122,718

Total Level 3 Assets	$163,798	$(3,416)	$43,482	$(69,413)		$(1,351)	$133,100

	Year Ended December 31, 2010
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Disposition		Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$305	$6	$14	$–		$(9)	$316
Private equity funds	135,914	8,646	34,288	(11,985)		(3,381)	163,482

Total Level 3 Assets	$136,219	$8,652	$34,302	$(11,985)		$(3,390)	$163,798

(a)	Earnings for the years ended December 31, 2012, 2011 and 2010 include net unrealized gains (losses) of $12,910, $(3,268) and $8,299, respectively.

(b)	Sales/dispositions of private equity fund investments for the year ended December 31, 2011 include $49,500 in connection with a reduction of interests in a fund which ceased to be consolidated by the Company.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Financial Instruments Not Measured at Fair Value—The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments as of December 31, 2012 that are not measured at fair value in the Company’s consolidated statement of financial condition, and excludes certain financial instruments such as equity method investments.

			Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$850,190	$850,190	$850,190	$–	$–
Deposits with banks	292,494	292,494	292,494	–	–
Cash deposited with clearing organizations and other segregated cash	65,232	65,232	65,232	–	–
Interest-bearing financing receivables	76,481	78,493	–	–	78,493
Interest-bearing deposits (included within investments)	578	578	578	–	–

Financial Liabilities:
Deposits and other customer payables	$269,763	$269,763	$269,763	–	–
Senior debt	1,076,850	1,207,227	–	1,207,227	–

Cash and cash equivalents are carried at either cost or amortized cost that approximates fair value due to their short-term maturities. Money market funds are valued through the use of quoted market prices, or $1.00, which generally is the NAV of the fund.

The carrying value of deposits with banks, and cash deposited with clearing organizations and other segregated cash, approximates fair value because of the relatively short period of time between their origination and expected maturity.

Fair values of interest-bearing financing receivables were generally determined by discounting both principal and interest cash flows expected to be collected, using a discount rate approximating current market interest rates for comparable financial instruments and based on unobservable inputs.

The carrying value of deposits and other customer payables and investments accounted for at amortized cost, such as interest-bearing deposits, approximate fair value due to their short-term nature.

The Company’s senior debt is carried at historical amounts. The fair value of the Company’s senior debt is based on market quotations.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Fair Value of Certain Investments Based on NAV—The Company’s Level 2 and Level 3 investments at December 31, 2012 and 2011 include certain investments that are valued using an NAV or its equivalent as a practical expedient in determining fair value. Information with respect thereto was as follows:

	December 31, 2012
			% of Fair Value Not Redeemable	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair value	Unfunded Commitments		% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds	$57,890	$–	NA	NA	NA	NA	(a)	<30-120 days
Debt funds	4	–	NA	NA	NA	NA	(b)	30 days
Equity funds	9,079	–	2%	–%	–%	2%	(c)	30-120 days
Private equity funds	112,444	31,482	100%	13%	39%	48%	NA	NA

Total	$179,417	$31,482

Redemption frequency as follows:

(a)	daily (10%), weekly (9%), monthly (38%) and quarterly (43%)
(b)	daily (100%)
(c)	daily (37%) and monthly (61%)

	December 31, 2011
			% of Fair Value Not Redeemable	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair value	Unfunded Commitments		% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds	$59,622	$–	NA	NA	NA	NA	(a)	< 30-120 days
Debt funds	267	–	NA	NA	NA	NA	(b)	< 30 days
Equity funds	4,605	–	5%	5%	–%	–%	(c)	< 30 days
Private equity funds	122,718	52,197	100%	33%	28%	39%	NA	NA

Total	$187,212	$52,197

Redemption frequency as follows:

(a)	daily (17%), weekly (8%), monthly (37%) and quarterly (38%)
(b)	daily (100%)
(c)	daily (95%)

See Note 5 of Notes to Consolidated Financial Statements for discussion of significant investment strategies for investments with value based on NAV.

Investment Capital Funding Commitments—At December 31, 2012, the maximum unfunded commitments by the Company for capital contributions to investment funds related to (i) CP II, amounting to $1,940 for potential “follow-on investments” and/or for fund expenses through the earlier of February 25, 2017 or the liquidation of the fund, (ii) EGCP III, amounting to $21,435, through the earlier of October 12, 2016 (i.e., the end of the investment period) for investments and/or expenses (with a portion of the undrawn amount of such

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

commitment as of that date remaining committed until October 12, 2023 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund and (iii) COF2, amounting to $8,107, through the earlier of November 11, 2016 (i.e., the end of the investment period) for investments and/or fund expenses (with a portion of the undrawn amount of such commitment as of that date remaining committed until November 11, 2019 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund.

The commitment regarding EGCP III described above reflects a March 1, 2012 reduction of $17,400 from the Company’s original commitment of $50,000 that an investor group, owned by current and former managing directors, including certain of our executive officers, assumed from the Company. In connection with their assumption of this assumed commitment, each investor received a right to collect a portion of the Company’s carried interest arising from EGCP III, to the extent any such carried interest is actually received by the Company, equal to 20% of the profit earned by such investor on his or her investment.

7.	DERIVATIVES

The tables below represent the fair values of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligation pertaining to Lazard Fund Interests and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 14 of Notes to Consolidated Financial Statements) on the accompanying consolidated statements of financial condition as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Derivative Assets:
Forward foreign currency exchange rate contracts	$893	$4,245
Equity and fixed income swaps and other	40	2,886

	$933	$7,131

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$322	$445
Interest rate swaps	235	277
Equity and fixed income swaps	4,342	91
Lazard Fund Interests and other similar deferred compensation arrangements	97,593	29,900

	$102,492	$30,713

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to Lazard Fund Interests and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, were as follows:

	Year Ended December 31,
	2012	2011	2010
Forward foreign currency exchange rate contracts	$(1,844)	$2,422	$2,291
Lazard Fund Interests and other similar deferred compensation arrangements	(7,557)	3,024	–
Equity and fixed income swaps and other	(18,327)	4,276	(6,709)

	$(27,728)	$9,722	$(4,418)

Derivatives designated as hedging instruments related to interest rate swaps that hedged “available-for-sale” securities and had been accounted for as fair value hedges. For the year ended December 31, 2010, the Company

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

recognized pre-tax losses pertaining to interest rate swaps of $2,844. These losses were substantially offset by gains recognized on the hedged risk portion of such “available-for-sale” securities.

8.	PROPERTY-NET

At December 31, 2012 and 2011 property-net consists of the following:

	Estimated Depreciable Life in Years	December 31,
		2012	2011
Buildings	33	$166,560	$164,168
Leasehold improvements	2-20	143,408	159,191
Furniture and equipment	3-10	122,125	85,396
Construction in progress		18,801	26,347

Total		450,894	435,102
Less - Accumulated depreciation and amortization		225,861	266,673

Property-net		$225,033	$168,429

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at December 31, 2012 and 2011 are presented below:

	December 31,
	2012	2011
Goodwill	$364,328	$356,657
Other intangible assets (net of accumulated amortization)	28,494	36,442

	$392,822	$393,099

At December 31, 2012 and 2011, goodwill of $299,787 and $292,116, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
	2012	2011	2010
Balance, January 1	$356,657	$313,229	$261,703
Business acquisitions, including, in the 2011 and 2010 periods, additional contingent consideration earned relating to prior year business acquisitions	4,272	42,566	41,174
Foreign currency translation adjustments	3,399	862	10,352

Balance, December 31	$364,328	$356,657	$313,229

The Company evaluates goodwill for impairment annually or more frequently if circumstances indicate that impairment may have occurred. The Company has selected December 31 as the date to perform its annual impairment evaluation. Pursuant to the Company’s goodwill impairment review for the years ended December 31, 2012, 2011 and 2010, the Company determined that no impairment existed.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The gross cost and accumulated amortization of other intangible assets as of December 31, 2012 and 2011, by major intangible asset category, are as follows:

	December 31, 2012			December 31, 2011
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/performance fees	$30,740	$10,678	$20,062	$30,740	$7,122	$23,618
Management fees, customer relationships and non-compete agreements	33,035	24,603	8,432	32,624	19,800	12,824

	$63,775	$35,281	$28,494	$63,364	$26,922	$36,442

Amortization expense of intangible assets for the years ended December 31, 2012, 2011 and 2010 was $8,359, $11,915 and $7,867, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2013	$8,598
2014	8,277
2015	6,438
2016	5,181

Total amortization expense	$28,494

(a)	Approximately 45% of intangible asset amortization is attributable to a noncontrolling interest.

10.	OTHER ASSETS AND OTHER LIABILITIES

The following table sets forth the Company’s other assets, by type, as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Current tax receivables and deferred tax assets (net of valuation allowance) and other taxes	$137,394	$129,254
Prepaid compensation (see Note 14)	47,445	17,783
Other advances and prepayments	33,401	68,481
Deferred debt issuance costs	4,902	5,879
Other	45,264	50,701

Total	$268,406	$272,098

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table sets forth the Company’s other liabilities, by type, as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Accrued expenses	$147,194	$150,282
Current and deferred income taxes and other taxes	121,854	112,691
Employee benefit-related liabilities	83,629	70,036
Deferred lease incentives	74,880	31,750
Unclaimed funds at LFB	28,716	27,281
Abandoned leased space (principally in the U.K.)	8,475	11,688
Securities sold, not yet purchased	2,755	4,282
Other	32,148	32,121

Total	$499,651	$440,131

11.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of December 31, 2012 and 2011:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of December 31,
				2012	2011
Lazard Group 7.125% Senior Notes (a)	$550,000	5/15/15	7.125%	$528,500	$528,500
Lazard Group 6.85% Senior Notes	600,000	6/15/17	6.85%	548,350	548,350
Lazard Group Credit Facility	150,000	9/25/15	0.92%	–	–

Total				$1,076,850	$1,076,850

(a)	During the year ended December 31, 2010, the Company repurchased $10,000 principal amount of the 7.125% Senior Notes, at a cost, excluding accrued interest, of $10,375, and, after the write-off of applicable unamortized debt issuance costs of $49, the Company recognized a pre-tax loss of $424. In connection with the issuance of the 7.125% Senior Notes, on April 1, 2005, Lazard Group entered into an interest rate forward agreement. On May 9, 2005, Lazard Group settled the interest rate forward agreement, of which $11,003 was deemed to be the effective portion of the hedge and recorded within AOCI and is being amortized as a charge to interest expense over the ten-year term of the 7.125% Senior Notes.

On September 25, 2012, Lazard Group entered into a $150,000, three-year senior revolving credit facility with a group of lenders (the “Credit Facility”), which expires in September 2015. The Credit Facility replaced a similar revolving credit facility which was terminated as a condition to effectiveness of the Credit Facility. Interest rates under the Credit Facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of December 31, 2012, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 0.92%. At December 31, 2012 and 2011, no amounts were outstanding under the Credit Facility or the prior revolving credit facility, respectively.

The Credit Facility contains customary terms and conditions, including certain financial covenants. In addition, the Credit Facility, the indenture and the supplemental indentures relating to Lazard Group’s senior notes, contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

the event of early redemption, where applicable. As of December 31, 2012, the Company was in compliance with all of these provisions. All of the Company’s senior debt obligations are unsecured.

Debt maturities relating to senior borrowings outstanding at December 31, 2012 for each of the five years in the period ending December 31, 2017 are set forth in the table below.

Year Ending December 31,
2013-2014	$–
2015	528,500
2016	–
2017	548,350

Total	$1,076,850

The Company’s senior debt at December 31, 2012 and 2011 is recorded at historical amounts. See Note 6 of Notes to Consolidated Financial Statements for information regarding the fair value and fair value hierarchy category of the Company’s senior debt.

As of December 31, 2012, the Company had approximately $301,000 in unused lines of credit available to it, including the Credit Facility, and unused lines of credit available to LFB of approximately $92,000 (at December 31, 2012 exchange rates) and Edgewater of $55,000. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

Subordinated Debt—On July 22, 2011, the Company repurchased its then outstanding $150,000 subordinated promissory note, at a cost, excluding accrued interest, of $131,829. Such repurchase resulted in a pre-tax gain of $18,171, which was recognized by the Company in the third quarter of 2011 and included in “revenue-other” on the accompanying consolidated statement of operations.

12.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office space and equipment under non-cancelable lease agreements, which expire on various dates through 2033.

Operating lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. For the years ended December 31, 2012, 2011 and 2010, aggregate rental expense relating to operating leases amounted to $80,888, $76,718 and $66,350, respectively, and is included in “occupancy and equipment” or “technology and information services” on the consolidated statements of operations, depending on the nature of the underlying asset. The Company subleases office space under agreements, which expire on various dates through 2033. Sublease income from such agreements was $9,613, $10,967 and $10,478 for the years ended December 31, 2012, 2011 and 2010, respectively.

Capital lease obligations recorded under sale/leaseback transactions are payable through 2017 at a weighted average interest rate of approximately 6.3%. Such obligations are collateralized primarily by certain buildings with a net book value of approximately $21,932 and $22,491 at December 31, 2012 and 2011, respectively. The net book value of all assets recorded under capital leases aggregated $23,486 and $24,589 at December 31, 2012 and 2011, respectively.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

At December 31, 2012, minimum rental commitments under non-cancelable leases, net of sublease income, are approximately as follows:

Year Ending December 31,	Minimum Rental Commitments
	Capital	Operating
2013	$3,637	$74,036
2014	3,119	76,246
2015	2,792	72,087
2016	2,475	70,206
2017	9,068	66,212
Thereafter	–	699,522

Total minimum lease payments	21,091	1,058,309
Less amount representing interest	3,228

Present value of capital lease commitments	$17,863

Less sublease proceeds		163,302

Net lease payments		$895,007

With respect to abandoned leased facilities in the U.K., at December 31, 2012 and 2011, the Company has recognized liabilities of $7,516 and $10,632, respectively, which are included in “other liabilities” on the consolidated statements of financial condition. Payments toward the liabilities continue through the remaining term of the leases. Such liabilities are based on the discounted future commitment, net of expected sublease income. During the year ended December 31, 2011, the Company recorded a charge of $5,539 related to such abandoned lease facilities, which is included within “occupancy and equipment” on the consolidated statement of operations.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At December 31, 2012, LFB had $5,028 of such indemnifications and held $3,890 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the consolidated statement of financial condition.

Certain Business Transactions—On September 25, 2008, the Company, LAM and LAZ Sub I, LLC, a then newly-formed subsidiary of LFNY, completed the merger of LAZ Sub I, LLC with and into LAM (the “LAM Merger”). Prior to the LAM Merger, the common equity interests of LAM were held by LFNY, and certain other equity interests of LAM, representing contingent payments should certain specified fundamental transactions occur, were held by present and former employees of LAM. Following the LAM Merger, all equity interests of LAM are owned directly or indirectly by LFNY.

The aggregate non-contingent consideration relating to the equity interests of LAM held by present and former employees of LAM and its subsidiaries consisted of (i) cash payments made from the closing of the LAM Merger through January 2, 2009 of approximately $60,000, (ii) a cash payment made on October 31, 2011 of approximately $90,000, (iii) the delivery on October 31, 2011 of 2,210,520 shares of Class A common stock and (iv) the satisfaction of Lazard’s minimum statutory tax withholding requirements for certain employees in lieu of delivering 68,384 shares of Class A common stock on October 31, 2011. In addition, with respect to certain former employees of LAM and its subsidiaries, as of December 31, 2012, additional cash payments of $961 and additional issuances of 24,537 shares of Class A common stock are subject to delayed payment/issuance until the

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

eighth anniversary of the closing of the LAM Merger because the applicable employees were no longer employed by Lazard or its affiliates on October 31, 2011, subject to certain exceptions.

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

The aggregate fair value of the consideration recognized by the Company at the acquisition date was $61,624. Such consideration consisted of (i) a one-time cash payment, (ii) 1,142,857 shares of Class A common stock (the “Initial Shares”) and (iii) up to 1,142,857 additional shares of Class A common stock (the “Earnout Shares”) that are subject to earnout criteria and payable over time. The Initial Shares are subject to forfeiture provisions that lapse only upon the achievement of certain performance thresholds and transfer restrictions during the four year period ending December 2014. The Earnout Shares will be issued only if certain performance thresholds are met. As of December 31, 2012 and 2011, 1,209,154 and 514,850 shares, respectively, have been earned because applicable performance thresholds have been satisfied. Such shares are no longer subject to any contingencies. As of the respective dates, 686,004 and 343,002 of such shares have been settled.

Contingent Consideration Relating To Other Business Acquisitions—For a business acquired in 2011, the Company is obligated to pay earnout consideration if certain performance thresholds are achieved. The maximum potential earnout consideration payable by the Company cannot exceed $7,000. For the years ended December 31, 2012 and 2011, no cash payments relating to the earnout consideration were required.

In connection with certain other business acquisitions, at December 31, 2012, 121,076 shares of Class A common stock were issuable on a contingent basis.

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. Such commitments at December 31, 2012 aggregated approximately $23,000. These commitments have varying expiration dates and are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level. These commitments may not represent future cash requirements as they may expire without being drawn upon.

See Notes 6 and 15 of Notes to Consolidated Financial Statements for information regarding commitments relating to investment capital funding commitments and obligations to fund our pension plans, respectively.

The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, LFB enters into underwriting commitments in which it participates as a joint underwriter. The settlement of such transactions are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations. At December 31, 2012, LFB had no such underwriting commitments.

In the opinion of management, the fulfillment of the commitments described herein will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Legal—The Company is involved from time to time in judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses, including proceedings initiated by former employees alleging wrongful termination. The Company reviews such matters on a case-by-

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

case basis and establishes any required accrual if a loss is probable and the amount of such loss can be reasonably estimated. The Company does experience significant variation in its revenue and earnings on a quarterly basis. Accordingly, the results of any pending matter or matters could be significant when compared to the Company’s earnings in any particular fiscal quarter. The Company believes, however, based on currently available information, that the results of any pending matters, in the aggregate, will not have a material effect on its business or financial condition.

13.	STOCKHOLDERS’ EQUITY

Issuance of Class A Common Shares—During the year ended December 31, 2010, 3,000,000 shares of Class A common stock were newly issued by Lazard Ltd to Lazard Group in connection with the settlement of vested restricted stock unit grants denominated in shares of Class A common stock (“RSUs”). Such shares were authorized as part of the 25,000,000 shares of Class A common stock that may be issued under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”). In addition, during the years ended December 31, 2011 and 2010, the Company issued an aggregate of 2,434,561 and 888,605 shares of Class A common stock, respectively, and during the year ended December 31, 2011, delivered 3,515,362 shares from Class A common stock held by its subsidiaries in connection with the LAM Merger (as described in Note 12 of Notes to Consolidated Financial Statements) and certain prior year business acquisitions.

Secondary Offerings—Pursuant to the applicable Prospectus Supplements during 2010, certain selling shareholders of Lazard Ltd (which included current and former managing directors of Lazard (and, from time to time, certain of our directors, executive officers or former executive officers) and their permitted transferees (collectively, the “Selling Shareholders”), who held LAZ-MD Holdings exchangeable interests and/or Class A common stock) offered to sell shares of Class A common stock pursuant to applicable underwriting and pricing agreements. Secondary offerings during the year ended December 31, 2010 are described below (no such secondary offerings occurred during the years ended December 31, 2012 and 2011).

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

During the years ended December 31, 2012, 2011 and 2010, Lazard Group distributed the following amounts to LAZ-MD Holdings and the subsidiaries of Lazard Ltd:

	Year Ended December 31,
	2012	2011	2010
Tax distributions:
LAZ-MD Holdings	$–	$699	$9,480
Subsidiaries of Lazard Ltd	–	16,800	52,135

	$–	$17,499	$61,615

Other distributions:
LAZ-MD Holdings	$5,170	$4,383	$9,804
Subsidiaries of Lazard Ltd	135,108	70,572	50,581

	$140,278	$74,955	$60,385

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments, as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.

Exchange of Lazard Group Common Membership Interests—In addition to the simultaneous exchanges that occurred in connection with the 2010 Secondary Offerings discussed above, during the years ended December 31, 2012, 2011 and 2010, Lazard Ltd issued 5,207,112, 876,614 and 12,081,618 shares of Class A common stock, respectively, in connection with the exchange of a like number of Lazard Group common membership interests (received from members of LAZ-MD Holdings in exchange for a like number of LAZ-MD Holdings exchangeable interests).

See “Noncontrolling Interests” below for additional information regarding Lazard Ltd’s and LAZ-MD Holdings’ ownership interests in Lazard Group.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Share Repurchase Program—In February 2011, October 2011, April 2012 and October 2012 the Board of Directors of Lazard Ltd authorized, on a cumulative basis, the repurchase of up to $250,000, $125,000, $125,000 and $200,000, respectively, in aggregate cost of Class A common stock and Lazard Group common membership interests through December 31, 2012, December 31, 2013, December 31, 2013 and December 31, 2014, respectively. The Company’s prior share repurchase authorizations expired on December 31, 2009 and December 31, 2011. The Company expects that the share repurchase program, with respect to the Class A common stock, will continue to be used, among other ways, to offset a portion of the shares that have been or will be issued under the 2005 Plan and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”). Pursuant to such authorizations, purchases have been made in the open market or through privately negotiated transactions, and since inception of the program in February 2006 through December 31, 2012, purchases with respect to such program are set forth in the table below (including, during the year ended December 31, 2012, purchases of 12,817,196 Class A common shares, at an aggregate cost of $354,464 (no Lazard Group common membership interests were purchased during the year):

	Number of Shares/Common Membership Interests Purchased	Average Price Per Share/Common Membership Interest
Class A common stock	35,726,044	$31.04
Lazard Group common membership interests	1,400,089	$32.66

As a result of the delivery of shares of Class A common stock through December 31, 2012 relating to (i) the settlement of vested RSUs and deferred stock unit grants (“DSUs”), (ii) the incentive plan share awards of shares of restricted Class A common stock, (iii) the delivery of shares of restricted Class A common stock in exchange for RSUs and (iv) the delivery of shares of Class A common stock in connection with business acquisitions and the LAM Merger, there were 12,802,938 and 3,492,017 shares of Class A common stock held by our subsidiaries at December 31, 2012 and 2011, respectively. Such Class A common shares are reported, at cost, as “Class A common stock held by subsidiaries” on the accompanying consolidated statements of financial condition.

As of December 31, 2012, after giving effect to the forward purchase agreement as described below, $154,066 of the current share repurchase amount authorized as of such date remained available under the share repurchase program, all of which expires December 31, 2014. In addition, under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs and delivery of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to cover its minimum statutory tax withholding requirements (see Note 14 of Notes to Consolidated Financial Statements).

During the year ended December 31, 2012, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases through the open market.

Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A and Series B preferred stock. Series A and Series B preferred shares were issued in connection with certain prior year business acquisitions and are each non-participating securities convertible into Class A common stock, and have no voting or dividend rights. During the years ended December 31, 2011 and 2010, 14,100 and 4,862 shares of Series A preferred stock, respectively, were converted into shares of Class A common stock, resulting in the issuance of 2,434,561 and 572,988 shares of Class A common stock in the respective years. As of both December 31, 2012 and 2011, 7,921 shares of Series A preferred stock were outstanding, and no shares of Series B preferred stock were outstanding. At December 31, 2012, no shares of Series A preferred stock were convertible into shares of Class A common stock on a contingent or a non-contingent basis.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Accumulated Other Comprehensive Income (Loss), Net of Tax—The components of AOCI at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Currency translation adjustments	$19,405	$3,719
Interest rate hedge	(2,502)	(3,557)
Employee benefit plans	(128,536)	(92,637)

Total AOCI	(111,633)	(92,475)
Amount attributable to noncontrolling interests	(1,092)	(4,111)

Total Lazard Ltd AOCI	$(110,541)	$(88,364)

Noncontrolling Interests—Noncontrolling interests principally represent interests held in (i) Lazard Group by LAZ-MD Holdings and (ii) Edgewater’s management vehicles that the Company is deemed to control, but does not own.

As of December 31, 2012 and 2011, LAZ-MD Holdings held approximately 1.2% and 5.2%, respectively, of the outstanding Lazard Group common membership interests. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Class A common stock.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables summarize the changes in ownership interests in Lazard Group held by Lazard Ltd and LAZ-MD Holdings during the years ended December 31, 2012, 2011 and 2010:

	Lazard Ltd		LAZ-MD Holdings		Total Lazard Group Common Membership Interests
	Common Membership Interests	% Ownership	Common Membership Interests	% Ownership
Balance, January 1, 2010	92,165,912	74.5%	31,520,426	25.5%	123,686,338
Activity January 1, 2010 to December 31, 2010:
Common membership interest activity in connection with:
Equity compensation	3,000,000		–		3,000,000
2010 Secondary Offerings	11,561,801		(11,561,801)		–
Exchanges for Class A common stock	12,081,618		(12,081,618)		–
Business acquisitions	888,605		–		888,605
Repurchase of common membership interests from LAZ-MD Holdings	–		(224,382)		(224,382)

Balance, December 31, 2010	119,697,936	94.0%	7,652,625	6.0%	127,350,561
Activity January 1, 2011 to December 31, 2011:
Common membership interest activity in connection with:
Exchanges for Class A common stock	876,814		(876,814)		–
Business acquisitions	2,434,561		–		2,434,561
Repurchase of common membership interests from LAZ-MD Holdings	–		(19,032)		(19,032)

Balance, December 31, 2011	123,009,311	94.8%	6,756,779	5.2%	129,766,090
Activity January 1, 2012 to December 31, 2012:
Common membership interest activity in connection with:
Exchanges for Class A common stock	5,207,112		(5,207,112)		–

Balance, December 31, 2012	128,216,423	98.8%	1,549,667	1.2%	129,766,090

The change in Lazard Ltd’s ownership in Lazard Group in the years ended December 31, 2012, 2011 and 2010 did not materially impact Lazard Ltd’s stockholders’ equity.

The tables below summarize net income (loss) attributable to noncontrolling interests for the years ended December 31, 2012, 2011 and 2010 and noncontrolling interests as of December 31, 2012 and 2011 in the Company’s consolidated financial statements:

	Net Income (Loss) Attributable to Noncontrolling Interests Year Ended December 31,
	2012	2011	2010
LAZ-MD Holdings	$5,114	$11,964	$12,564
Edgewater	3,491	4,130	6,690
Other	(129)	(452)	190

Total	$8,476	$15,642	$19,444

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

	Noncontrolling Interests As Of December 31,
	2012	2011
LAZ-MD Holdings	$5,405	$31,954
Edgewater	75,262	91,713
Other	1,217	17,046

Total	$81,884	$140,713

Dividend Declared, December 2012—On December 11, 2012 the Board of Directors of Lazard Ltd (i) declared a special dividend of $0.20 per share on its Class A common stock, payable on December 27, 2012, to stockholders of record on December 21, 2012 and (ii) accelerated the payment and record dates of Lazard’s fourth quarter dividend of $0.20 per share on its Class A common stock, which ordinarily would have been payable in February 2013. The accelerated dividend was also payable on December 27, 2012, to stockholders of record on December 21, 2012.

14.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2005 Plan and 2008 Plan and activity with respect thereto during the years ended December 31, 2012, 2011 and 2010, is presented below.

Shares Available Under the 2005 Plan and 2008 Plan

The 2005 Plan authorizes the issuance of up to 25,000,000 shares of Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock units and other equity-based awards. Each stock unit or similar award granted under the 2005 Plan represents a contingent right to receive one share of Class A common stock, at no cost to the recipient. The fair value of such awards is generally determined based on the closing market price of Class A common stock at the date of grant.

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

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs and restricted stock awards) and “professional services” expense (with respect to DSUs) within the Company’s accompanying consolidated statements of operations:

	Year Ended December 31,
	2012	2011	2010
Share-based incentive awards:
RSUs (a)	$298,809	$264,110	$303,094
Restricted Stock (b)	10,003	9,767	979
DSUs	1,536	1,265	1,230

Total	$310,348	$275,142	$305,303

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

(a)	Includes, during the year ended December 31, 2010, $24,860 relating to the amendment of the Company’s retirement policy (described below) and $46,880 relating to the 2010 Restructuring Plan, and, during the year ended December 31, 2012, an aggregate of $26,158 relating to staff reductions and the Cost Saving Initiatives (see Note 16 of Notes to Consolidated Financial Statements) recorded in the first and fourth quarters of 2012, respectively).
(b)	Includes, during the year ended December 31, 2012, $713 relating to the Cost Savings Initiatives recorded in the fourth quarter of 2012.

The Company’s incentive plans are described below.

Restricted and Deferred Stock Units

RSUs generally require future service as a condition for the delivery of the underlying shares of Class A common stock (unless the recipient is then eligible for retirement under the Company’s retirement policy) and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. The grant date fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods and is adjusted for actual forfeitures over such period, and, for purposes of calculating diluted net income per share, RSUs are included in the diluted weighted average shares of Class A common stock outstanding using the “treasury stock” method.

RSUs issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the years ended December 31, 2012, 2011 and 2010, issuances of RSUs pertaining to such dividend participation rights and respective charges to “retained earnings”, net of estimated forfeitures, (with corresponding credits to “additional paid-in-capital”) consisted of the following:

	Year Ended December 31,
	2012	2011	2010
Number of RSUs issued	920,791	389,846	318,025
Charges to retained earnings, net of estimated forfeitures	$24,990	$11,120	$9,522

In January 2010, the Company amended its retirement policy with respect to RSU awards. Such amendment served to modify the retirement eligibility vesting requirements of existing and future RSU awards, and, as noted above, we accelerated the recognition of compensation expense for the affected RSU awards. Accordingly, the Company recorded a non-cash charge to “compensation and benefits” expense of $24,860 in the first quarter of 2010 relating to prior years’ awards.

Non-executive members of the Board of Directors receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 53,239, 26,859 and 31,588 DSUs granted during the years ended December 31, 2012, 2011 and 2010, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into Class A common stock at the time of cessation of service to the Board and, for purposes of calculating diluted net income per share, are included in the diluted weighted average shares of Class A common stock outstanding using the “treasury stock” method. DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock, and resulted in nominal cash payments for the years ended December 31, 2012, 2011 and 2010.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the 2005 Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. During the years ended December 31, 2012, 2011 and 2010, 10,597, 8,184 and 7,438 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs during the three-year period ended December 31, 2012:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2010	23,367,813	$37.01	103,146	$35.75
Granted (including 318,025 RSUs relating to dividend participation)	7,890,127	$35.69	39,026	$31.51
Forfeited	(859,756)	$36.13	–	–
Vested/Exchanged	(8,289,549)	$39.42	(20,435)	$35.38

Balance, December 31, 2010	22,108,635	$35.67	121,737	$34.46
Granted (including 389,846 RSUs relating to dividend participation)	7,002,736	$43.21	35,043	$36.09
Forfeited	(305,155)	$37.83	–	–
Vested	(8,054,387)	$39.13	(16,120)	$34.76

Balance, December 31, 2011	20,751,829	$36.84	140,660	$34.83
Granted (including 920,791 RSUs relating to dividend participation)	8,594,744	$27.68	63,836	$24.06
Forfeited	(581,411)	$35.59	–	–
Vested/Exchanged	(7,284,031)	$34.71	–	$–

Balance, December 31, 2012	21,481,131	$33.92	204,496	$31.47

During the years ended December 31, 2012, 2011 and 2010, 7,284,031 RSUs, 8,054,387 RSUs and 8,248,654 RSUs vested or were exchanged, respectively, (including in 2012, 1,523,642 RSUs that were exchanged for shares of restricted Class A common stock and 958,213 RSUs that were modified through forward purchase agreements into a liability award of $28,612) and, in 2010, 40,895 RSUs that were exchanged for 40,895 shares of restricted Class A common stock. As of the modification date in 2012, the Company recorded a liability in “accrued compensation and benefits” of $26,922 related to such liability award and an offsetting reduction to “additional paid-in-capital”. As of December 31, 2012, unrecognized compensation expense related to such liability award was $1,690 and will be amortized over the two-month period ending February 28, 2013. No additional compensation expense was recorded as a result of the modification. In connection with the vested RSUs, the Company satisfied its minimum statutory tax withholding requirements in lieu of issuing 1,471,814, 2,353,561 and 1,674,261 shares of Class A common stock in the years ended December 31, 2012, 2011 and

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

2010, respectively. Accordingly, 3,330,362, 5,700,826 and 6,574,393 shares of Class A common stock held by the Company were delivered during the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $194,000, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.1 years subsequent to December 31, 2012. The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the three-year period ended December 31, 2012:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2010	–	–
Granted/Exchanged (a)	95,332	$37.63

Balance, December 31, 2010	95,332	$37.63
Granted	327,238	$43.70
Vested	(327,238)	$43.70

Balance, December 31, 2011	95,332	$37.63
Granted/Exchanged (a)	2,100,965	$34.34
Forfeited	(21,178)	$29.51
Vested	(202,510)	$31.43

Balance, December 31, 2012	1,972,609	$34.85

(a)	Includes during the years ended December 31, 2012 and 2010, as described above, 1,523,642 and 40,895 shares of restricted Class A common stock, respectively, issued in exchange for 1,523,642 and 40,895 previously granted RSUs, respectively, at grant date fair values of $35.95 and $36.10 per share, respectively. The vesting terms of such restricted Class A common stock issued are substantially the same as those of the original awards exchanged. There was no incremental compensation cost incurred as a result of the exchanges.

As mentioned above, during 2012, the Company exchanged 1,523,642 RSUs for shares of restricted Class A common stock.

In connection with shares of restricted Class A common stock that vested during the years ended December 31, 2012 and 2011, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 28,129 and 68,866 shares of Class A common stock during such respective years. Accordingly, 174,381 and 258,372 shares of Class A common stock held by the Company were delivered during the years ended December 31, 2012 and 2011, respectively.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The awards include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At December 31, 2012, unrecognized restricted stock expense was approximately $10,000, with such expense to be recognized over a weighted average period of approximately 0.4 years subsequent to December 31, 2012.

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

The following is a summary of activity relating to Lazard Fund Interests and other similar deferred compensation arrangements during the year ended December 31, 2012:

	Prepaid Compensation	Compensation Liability
Balance, January 1, 2012	$17,783	$29,900
Granted	64,679	64,679
Settled	–	(10,646)
Forfeited	(1,603)	(1,711)
Amortization	(33,476)	–
Increase in fair value related to:
Change in fair value of underlying investments	–	7,557
Adjustment for estimated forfeitures	–	7,841
Other	62	(27)

Balance, December 31, 2012	$47,445	$97,593

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.6 years subsequent to December 31, 2012.

The following is a summary of the impact of Lazard Fund Interests and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying consolidated statements of operations for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Amortization, net of forfeitures (a)	$41,209	$14,551
Change in the fair value of underlying investments	7,557	(3,024)

Total	$48,766	$11,527

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

(a)	Includes, during the year ended December 31, 2012, $3,495 relating to the Cost Savings Initiatives recorded in the fourth quarter of 2012.

Incentive Awards Granted In February 2013

In February 2013, the Company granted approximately $272,000 of deferred incentive awards to eligible employees. These grants included approximately 4.3 million RSUs or shares of restricted Class A common stock that, in accordance with U.S. GAAP, were measured at the grant date fair value of $37.45 per RSU or share of restricted Class A common stock, or an aggregate of approximately $161,000. In addition, eligible employees will have the choice of receiving a portion of their deferred incentive awards in a combination of (i) Lazard Fund Interests, and (ii) additional shares of restricted Class A common stock, with the aggregate fair value on the date of grant of these awards being approximately $99,000. The remaining deferred incentive awards include deferred cash awards and a portion of fund managers’ year-end incentive compensation that is reinvested in certain asset management funds, with such aggregate fair value on the date of grant of these awards being approximately $12,000.

The RSUs, restricted Class A stock and Lazard Fund Interests granted each provide for one-third vesting on March 2, 2015 and the remaining two-thirds vesting on March 1, 2016. Compensation expense with respect to such incentive awards will generally be recognized over the vesting period, with such compensation expense to be recognized over a weighted average period of approximately 2.7 years.

15.	EMPLOYEE BENEFIT PLANS

The Company provides retirement and other post-retirement benefits to certain of its employees through defined benefit pension plans (the “pension plans”) and, in the U.S., a partially funded contributory post-retirement plan covering qualifying U.S. employees (the “medical plan” and together with the pension plans, the “post-retirement plans”). The Company also offers defined contribution plans. The post-retirement plans generally provide benefits to participants based on average levels of compensation. Expenses related to the Company’s employee benefit plans are included in “compensation and benefits” expense on the consolidated statements of operations.

Employer Contributions to Pension Plans—The Company’s funding policy for its U.S. and non-U.S. pension plans is to fund when required or when applicable upon an agreement with the plans’ Trustees. Management also evaluates from time to time whether to make voluntary contributions to the plans. The Company made a contribution to the U.S. pension plans during the year ended December 31, 2012 of approximately $1,095. The Company does not expect to make a contribution to the U.S. pension plans during the year ending December 31, 2013.

On April 30, 2012, the Company and the Trustees of the U.K. pension plans concluded the December 31, 2010 triennial valuations of the plans. In connection with such valuations and a previously negotiated agreement with the Trustees, the Company and the Trustees agreed upon pension funding terms (the “agreement”) (which superseded the terms of an agreement reached in June 2009 with respect to the previous triennial valuation as of December 31, 2007) whereby the Company: (i) made a contribution in December 2011 to the plans of 2.3 million British pounds ($3,687 at December 31, 2011 exchange rates) from a previously established escrow account, (ii) will make contributions of 1 million British pounds during each year from 2012 through 2020 inclusive and (iii) amended the previous escrow arrangement into an account security arrangement covering 10.2 million British pounds, committing to make annual contributions of 1 million British pounds into such account security

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

arrangement during each year from 2014 through 2020. It was further agreed that, to the extent that the value of the plans’ assets falls short of the funding target for June 1, 2020 that has been agreed upon with the Trustees, the assets from the account security arrangement would be released into the plans at that date. Additionally, the Company agreed to fund the expenses of administering the plans, including certain regulator levies and the cost of other professional advisors to the plans. The terms of the agreement are subject to adjustment based on the results of subsequent triennial valuations. The aggregate amounts in the account security arrangement at December 31, 2012 and 2011 of approximately $16,500 and $15,800 have been recorded in “cash deposited with clearing organizations and other segregated cash” on the accompanying consolidated statements of financial condition. Income on the account security arrangement accretes to the Company and is recorded in interest income.

During the year ended December 31, 2012, the Company contributed 1.7 million British pounds to these U.K. pension plans and expects to contribute a similar amount during the year ending December 31, 2013. Additionally, during the year ended December 31, 2012, contributions were made to other non-U.S. pension plans of approximately $4,500. The Company expects to contribute a similar amount to these other non-U.S. pension plans during the year ending December 31, 2013.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the changes in the benefit obligations, the fair value of the assets, the funded status and amounts recognized in the consolidated statements of financial condition for the post-retirement plans. The Company uses December 31 as the measurement date for its post-retirement plans.

	Pension Plans		Medical Plan
	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$575,031	$519,779	$5,362	$5,799
Service cost	670	651	60	69
Interest cost	27,636	28,266	211	278
Actuarial (gain) loss	57,057	51,401	310	(437)
Benefits paid	(26,420)	(21,718)	(275)	(347)
Foreign currency translation and other adjustments	22,051	(3,348)

Benefit obligation at end of year	656,025	575,031	5,668	5,362

Change in plan assets
Fair value of plan assets at beginning of year	568,911	554,988
Actual return on plan assets	33,882	29,870
Employer contributions	8,221	8,689	275	347
Benefits paid	(26,420)	(21,718)	(275)	(347)
Foreign currency translation and other adjustments	23,111	(2,918)

Fair value of plan assets at end of year	607,705	568,911	–	–

Funded (deficit) at end of year	$(48,320)	$(6,120)	$(5,668)	$(5,362)

Amounts recognized in the consolidated statements of financial condition at December 31, 2012 and 2011 consist of:
Prepaid pension asset (included in “other assets”)	$2,659	$31,457
Accrued benefit liability (included in “other liabilities”)	(50,979)	(37,577)	$(5,668)	$(5,362)

Net amount recognized	$(48,320)	$(6,120)	$(5,668)	$(5,362)

Amounts recognized in AOCI (excluding tax benefits of $25,989 and $14,183 at December 31, 2012 and 2011, respectively) consist of:
Actuarial net loss (gain)	$143,133	$93,186	$50	$(261)
Prior service cost	11,342	13,896

Net amount recognized	$154,475	$107,082	$50	$(261)

The following table summarizes the fair value of plan assets, the accumulated benefit obligation and the projected benefit obligation at December 31, 2012 and 2011:

	U.S. Pension Plans As Of December 31,		Non-U.S. Pension Plans As Of December 31,		Total As Of December 31,
	2012	2011	2012	2011	2012	2011
Fair value of plan assets	$25,231	$24,295	$582,474	$544,616	$607,705	$568,911
Accumulated benefit obligation	$35,276	$33,493	$620,749	$541,538	$656,025	$575,031
Projected benefit obligation	$35,276	$33,493	$620,749	$541,538	$656,025	$575,031

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the components of benefit cost (credit), the return on plan assets, benefits paid, contributions and other amounts recognized in AOCI for the years ended December 31, 2012, 2011 and 2010:

	Pension Plans For The Years Ended December 31,			Medical Plan For The Years Ended December 31,
	2012	2011	2010	2012	2011	2010
Components of Net Periodic Benefit Cost (Credit):
Service cost	$670	$651	$598	$60	$69	$81
Interest cost	27,636	28,266	27,734	211	278	292
Expected return on plan assets	(26,657)	(30,490)	(29,347)
Amortization of:
Prior service cost (credit)	2,751	2,979	2,835			(1,023)
Net actuarial loss	1,658	258	806
Settlement loss (a)	1,135

Net periodic benefit cost (credit)	$7,193	$1,664	$2,626	$271	$347	$(650)

Actual return on plan assets	$33,882	$29,870	$61,452
Employer contributions	$8,221	$8,689	$13,284	$275	$347	$542
Benefits paid	$26,420	$21,718	$21,826	$275	$347	$542

Other changes in plan assets and benefit obligations recognized in AOCI (excluding tax charge (benefit) of $(11,805), $(11,495) and $7,530 during the years ended December 31, 2012, 2011 and 2010, respectively):

Net actuarial (gain) loss	$50,209	$51,703	$(21,026)	$310	$(438)	$610
Reclassification of prior service (cost) credit to earnings	(2,751)	(2,979)	(2,835)			1,023
Reclassification of actuarial loss to earnings	(2,793)	(258)	(806)
Currency translation and other adjustments	2,729	(491)	(3,980)

Total recognized in AOCI	$47,394	$47,975	$(28,647)	$310	$(438)	$1,633

Net amount recognized in total periodic benefit cost and AOCI	$54,587	$49,639	$(26,021)	$581	$(91)	$983

(a)	During the year ended December 31, 2012, the Company’s pension plans in the U.S. made lump sum benefit payments in excess of the plans’ annual service and interest costs, which, under U.S. GAAP, requires that the plans’ obligations and assets be remeasured. The remeasurement of the plans resulted in the recognition of actuarial losses totaling $2,167 recorded in “other comprehensive income (loss), net of tax” (“OCI”), which, after recording a settlement loss of $1,135 recognized in “compensation and benefits” expense, resulted in a net charge to OCI of $1,032.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The amounts in AOCI on the consolidated statement of financial condition as of December 31, 2012 that are expected to be recognized as components of net periodic benefit cost (credit) for the year ending December 31, 2013 are as follows:

	Pension Plans	Medical Plan	Total
Prior service cost	$2,826	$–	$2,826
Net actuarial loss	$2,455	$–	$2,455

The assumptions used to develop actuarial present value of the projected benefit obligation and net periodic pension cost as of or for the years ended December 31, 2012, 2011 and 2010 are set forth below:

	Pension Plans December 31,			Medical Plan December 31,
	2012	2011	2010	2012	2011	2010
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.6%	4.8%	5.4%	3.4%	4.1%	5.0%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	3.2%	4.7%	5.0%	4.1%	5.0%	5.6%
Expected long-term rate of return on plan assets	4.7%	5.4%	5.9%	–	–	–
Healthcare cost trend rates used to determine net periodic benefit cost:
Initial				8.0%	8.0%	8.5%
Ultimate				6.0%	6.0%	6.0%
Year ultimate trend rate achieved				2016	2015	2015

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

The assumed cost of healthcare has an effect on the amounts reported for the Company’s medical plan. A 1% change in the assumed healthcare cost trend rate would increase (decrease) our cost and obligation as follows:

	1% Increase		1% Decrease
	2012	2011	2012	2011
Cost	$44	$66	$(31)	$(49)
Obligation	$880	$929	$(610)	$(649)

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Expected Benefit Payments—The following table summarizes the expected benefit payments for the Company’s post-retirement plans for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

	Pension Plans	Medical Plan
2013	$22,312	$383
2014	23,287	401
2015	24,447	392
2016	25,729	382
2017	25,925	382
2018-2022	150,681	1,900

Plan Assets—The following tables present the categorization of our pension plans’ assets as of December 31, 2012 and 2011, measured at fair value, into a fair value hierarchy in accordance with fair value measurement disclosure requirements:

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Asset Category
Cash	$10,714	$–	$–	$10,714
Debt	47,298	–	–	47,298
Equities	29,337	–	–	29,337
Funds:
Alternative investments	–	39,930	404	40,334
Debt	12,430	307,695	2,024	322,149
Equity	157,873	–	–	157,873

Total	$257,652	$347,625	$2,428	$607,705

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Asset Category
Cash	$6,836	$–	$–	$6,836
Debt	48,369	–	–	48,369
Equities	25,186	–	–	25,186
Funds:
Alternative investments	–	34,753	–	34,753
Debt	13,141	302,384	1,777	317,302
Equity	134,393	2,072	–	136,465

Total	$227,925	$339,209	$1,777	$568,911

Activity in the fair value of the pension plans’ Level 3 debt and alternative investment funds for the years ended December 31, 2012 and 2011 consisted of purchases of $131 and $1,837 and net unrealized/realized gains of $443, and $3, respectively, partially offset by favorable (unfavorable) foreign currency translation adjustments of $77 and ($63), respectively.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Included in Level 1 equity funds are $106,873 and $95,658 as of December 31, 2012 and 2011, respectively, that are invested in funds managed by LAM.

Consistent with the plans’ investment strategies, at December 31, 2012 and 2011, the Company’s U.S. pension plan had 51% and 46%, respectively, of the plans’ assets invested in Level 1 equity funds and 49% and 54%, respectively, invested in Level 1 debt funds. The Company’s non-U.S. pension plans at December 31, 2012 and 2011, had 30% and 27%, respectively, of the plans’ assets invested in equities and equity funds that are primarily Level 1 assets; 61% and 65%, respectively of the plans’ assets invested in debt and debt funds that are primarily Level 2 assets, and 9% and 8%, respectively, of the plans’ assets invested in cash, which is a Level 1 asset or in alternative investment funds that are primarily Level 2 assets.

Investment Policies and Strategies—The primary investment goal is to ensure that the plans remain well funded, taking account of the likely future risks to investment returns and contributions. As a result, a portfolio of assets is maintained with appropriate liquidity and diversification that can be expected to generate long-term future returns that minimize the long-term costs of the pension plans without exposing the trust to an unacceptable risk of under-funding. The Company’s likely future ability to pay such contributions as are required to maintain the funded status of the plans over a reasonable time period is considered when determining the level of risk that is appropriate. The fair value of plan investments classified as Level 1 assets are based on market quotes. The fair value of plan assets classified as Level 2 assets are primarily valued based on inputs other than quoted prices that are directly observable or derived principally from, or corroborated by market data. The fair value of plan investments classified as Level 3 assets are primarily based on NAV determined based on information provided by external fund administrators.

Defined Contribution Plans—Pursuant to certain matching contributions, the Company contributes to employer sponsored defined contribution plans. Such contributions amounted to $13,070, $10,944 and $9,684 for the years ended December 31, 2012, 2011 and 2010, respectively, which are included in “compensation and benefits” expense on the consolidated statements of operations.

16.	COST SAVING INITIATIVES AND 2010 RESTRUCTURING PLAN

Cost Saving Initiatives—In October 2012, the Company announced a number of cost saving initiatives (the “Cost Saving Initiatives”) relating to the Company’s operations. These initiatives include streamlining our corporate structure and consolidating support functions; realigning our investments into areas with potential for the greatest long-term return; and creating greater flexibility to retain and attract the best people and invest in new growth areas. The Company expects associated aggregate pre-tax implementation expenses to range between $110,000 and $130,000, primarily consisting of compensation-related expense, including the acceleration of unrecognized expenses pertaining to previously granted RSUs, severance and benefit payments and other non-compensation-related costs. Approximately 75% of the aggregate implementation expense is expected to be paid in cash. As reflected in the table below, the Company incurred $102,576 of the pre-tax implementation expense in the fourth quarter of 2012, with the remainder expected to be recorded in the first half of 2013.

The Company’s consolidated statement of operations for the quarter and year ended December 31, 2012 includes pre-tax implementation expense, by segment, as reflected in the table below:

	Financial Advisory	Asset Management	Corporate	Total
Compensation and benefits	$76,133	$12,056	$11,798	$99,987
Other	1,399	733	457	2,589

Total	$77,532	$12,789	$12,255	$102,576

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Activity related to the obligation pursuant to the Cost Saving Initiatives during 2012 was as follows:

	Accrued Compensation and Benefits	Other Liabilities	Total
Balance, October 1, 2012	$–	$–	$–
New charges	99,987	2,589	102,576
Less:
Non-cash charges	(22,360)	–	(22,360)
Settlements	(31,499)	(875)	(32,374)

Balance, December 31, 2012	$46,128	$1,714	$47,842

2010 Restructuring Plan—In the first quarter of 2010, the Company announced a restructuring plan which included certain staff reductions and realignments of personnel (the “2010 Restructuring Plan”). In connection with the 2010 Restructuring Plan, the Company recorded a charge in the first quarter of 2010 of $87,108, inclusive of $46,880 relating to the acceleration of RSUs (in aggregate, the “2010 Restructuring Charge”).

The 2010 Restructuring Charge primarily consisted of compensation-related expenses, including the acceleration of unrecognized expenses pertaining to RSUs previously granted to individuals who were terminated pursuant to the restructuring, severance and benefit payments and certain other costs. As of December 31, 2011, the remaining liability associated with the 2010 Restructuring Plan was $9,456, and is reported within “accrued compensation and benefits” and “other liabilities” on the accompanying consolidated statement of financial condition (there was no remaining liability as of December 31, 2012). During the years ended December 31, 2012, 2011 and 2010, the Company made cash payments of $8,546, $10,625 and $18,847, respectively, for the 2010 Restructuring Plan, and during the years ended December 31, 2012 and 2011, we reduced our provision for the 2010 Restructuring Charge by $910 and $1,300, respectively.

17.	INCOME TAXES

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The components of the Company’s provision (benefit) for income taxes for the years ended December 31, 2012, 2011 and 2010, and a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rates for such years, are shown below.

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$2,094	$(501)	$833
Foreign	27,650	35,885	27,626
State and local (primarily UBT)	5,813	2,342	12,652

Total current	35,557	37,726	41,111

Deferred:
Federal	(3,330)	16,167	2,785
Foreign	(1,127)	(2,832)	5,331
State and local (primarily UBT)	–	(6,121)	–

Total deferred	(4,457)	7,214	8,116

Total	$31,100	$44,940	$49,227

	Year Ended December 31,
	2012	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Income of noncontrolling interests	(2.4)	(2.0)	(5.0)
Share-based incentive compensation	7.4	–	–
Foreign source income not subject to U.S. income tax	(34.6)	(13.8)	(15.1)
Foreign taxes	13.5	8.3	12.0
State and local taxes (primarily UBT)	3.4	0.9	4.3
Change in valuation allowance	1.4	(8.3)	(10.9)
Other, net	1.4	(1.0)	(0.1)

Effective income tax rate	25.1%	19.1%	20.2%

See Note 21 of Notes to Consolidated Financial Statements regarding operating income (loss) by geographic region.

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

	December 31,
	2012	2011
Deferred Tax Assets:
Basis adjustments (primarily as a result of the separation and recapitalization transactions that occurred during 2005 and from secondary offerings)	$820,229	$846,252
Compensation and benefits	243,564	196,133
Net operating loss and tax credit carryforwards	308,233	209,781
Depreciation and amortization	3,404	1,519
Other	30,626	25,410

Gross deferred tax assets	1,406,056	1,279,095
Valuation allowance	(1,238,765)	(1,145,257)

Deferred tax assets (net of valuation allowance)	$167,291	$133,838

Deferred Tax Liabilities:
Depreciation and amortization	$33,715	$16,240
Compensation and benefits	4,292	10,729
Goodwill	15,843	15,031
Other	50,648	41,581

Deferred tax liabilities	$104,498	$83,581

The basis adjustments recorded as of December 31, 2012 and 2011 are the result of:

•

purchases and redemptions of historical and working member interests consummated in connection with the separation and recapitalization of the Company, which resulted in deferred tax assets of $158,459 and $176,871 at December 31, 2012 and 2011, respectively,

•

tax basis step-ups resulting from the exchange of LAZ-MD exchangeable interests and from secondary offerings, and associated with the LAM Merger, which in the aggregate resulted in deferred tax assets of $638,993 and $638,069 at December 31, 2012 and 2011, respectively,

•	tax basis step-up for U.S. income tax purposes on certain U.K. assets, which resulted in deferred tax assets of $16,083 and $24,338 at December 31, 2012 and 2011, respectively, and

•	tax basis step-up for payments made under the tax receivable agreement of $6,694 and $6,974 at December 31, 2012 and 2011, respectively.

Although we have been profitable on a consolidated basis in the last three years, certain of our tax-paying entities have individually experienced minimal profits on a cumulative three-year basis and losses in 2012, primarily due to permanent differences between net income and taxable income at such entities. Considering the recent operating results of such entities, we have recorded valuation allowances on our deferred tax assets of $1,238,765 and $1,145,257 as of December 31, 2012 and December 31, 2011, respectively. If these entities achieve sustainable levels of profitability in the future, we believe that the valuation allowance recorded against our deferred tax assets at such entities could be reduced significantly. The valuation allowance at December 31, 2012 reflects a net increase of $93,508 from the balance of $1,145,257 at December 31, 2011.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The Company had net operating loss and tax credit carryforwards for which related deferred tax assets were recorded at December 31, 2012 primarily relating to:

(i)	indefinite-lived carryforwards (subject to various limitations) of approximately $54,442, primarily in the U.K. and Italy, and

(ii)	certain carryforwards of approximately $228,790 in the U.S., which begin expiring in 2029.

As a result of certain realization requirements regarding share-based incentive plan awards, certain deferred tax assets pertaining to tax deductions related to equity compensation in excess of compensation recognized for financial reporting that would otherwise have been recognized at both December 31, 2012 and 2011 of $19,900 are not included in the table above. The impact of such excess tax deductions will be recorded in stockholders’ equity if and when such deferred tax assets are ultimately realized.

With few exceptions, the Company is no longer subject to income tax examination by foreign tax authorities and by U.S. federal, state and local tax authorities for years prior to 2008. While we are under examination in various tax jurisdictions with respect to certain open years, the Company does not expect that the result of any final determination related to these examinations will have a material impact on its financial statements. Developments with respect to such examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.

A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year Ended December 31,
	2012	2011	2010
Balance, January 1 (excluding interest and penalties of $8,454, $7,099 and $7,247, respectively)	$62,200	$58,605	$60,558
Increases in gross unrecognized tax benefits relating to tax positions taken during:
Prior years	1,393	1,081	2,184
Current year	19,690	16,928	15,756
Decreases in gross unrecognized tax benefits relating to:
Tax positions taken during prior years	(5,397)	(5,133)	(644)
Settlements with tax authorities	(12,077)	–	(3,805)
Lapse of the applicable statute of limitations	(9,862)	(9,281)	(15,444)

Balance, December 31 (excluding interest and penalties of $14,799, $8,454 and $7,099, respectively)	$55,947	$62,200	$58,605

Additional information with respect to unrecognized tax benefits is as follows:

	Year Ended December 31,
	2012	2011	2010
Unrecognized tax benefits at the end of the year that, if recognized, would favorably affect the effective tax rate (includes interest and penalties of $14,799, $8,454 and $7,099, respectively)	$44,452	$44,545	$39,112
Offset to deferred tax assets for unrecognized tax benefits	$26,294	$26,109	$26,592
Interest and penalties recognized in current income tax expense (after giving effect to the reversal of interest and penalties of $3,130, $1,785 and $2,430, respectively)	$6,345	$1,355	$(148)

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The Company anticipates that it is reasonably possible that approximately $8,500 of unrecognized tax benefits recorded at December 31, 2012 may be recognized within 12 months as a result of the lapse of the statute of limitations in various tax jurisdictions.

Tax Receivable Agreement

The redemption of historical partner interests in connection with the Company’s separation and recapitalization that occurred in May 2005 and the subsequent exchanges through December 31, 2012 of LAZ-MD Holdings exchangeable interests for shares of Class A common stock have resulted, and future exchanges of LAZ-MD Holdings exchangeable interests for shares of Class A common stock may result, in increases in the tax basis of the tangible and/or intangible assets of Lazard Group. Included in our deferred tax assets as of December 31, 2012 are approximately $705,000 related to certain basis step-up assets and approximately $196,000 of net operating losses generated by the amortization of such step-up assets. The tax receivable agreement dated as of May 10, 2005 with LFCM Holdings LLC (“LFCM Holdings”) requires the Company to pay LFCM Holdings 85% of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of these increases in tax basis. The Company records provisions for payments under the tax receivable agreement to the extent they are probable and estimable. During the years ended December 31, 2011 and 2010, the Company recorded a “provision pursuant to tax receivable agreement” on the consolidated statements of operations of $429 and $2,361, respectively (no provision was required for the year ended December 31, 2012), with the liability related thereto at December 31, 2011 of $2,790 included within “related party payables” on the consolidated statement of financial condition (see Note 19 of Notes to Consolidated Financial Statements).

18.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

The Company’s basic and diluted net income per share calculations for the years ended December 31, 2012, 2011 and 2010 are computed as described below.

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

The calculations of the Company’s basic and diluted net income per share and weighted average shares outstanding for the years ended December 31, 2012, 2011 and 2010 are presented below:

	Year Ended December 31,
	2012	2011	2010
Net income attributable to Lazard Ltd	$84,309	$174,917	$174,979
Add (deduct) - adjustment associated with Class A common stock issuable on a non-contingent basis	7	284	251

Net income attributable to Lazard Ltd - basic	84,316	175,201	175,230
Add - dilutive effect, as applicable, of:
Adjustments to income relating to interest expense and changes in net income attributable to noncontrolling interests resulting from assumed Class A common stock issuances in connection with share-based incentive compensation, convertible debt, convertible preferred stock and exchangeable interests, net of tax	371	12,512	13,689

Net income attributable to Lazard Ltd - diluted	$84,687	$187,713	$188,919

Weighted average number of shares of Class A common stock outstanding	116,163,821	115,005,676	101,607,301
Add - adjustment for shares of Class A common stock issuable on a non-contingent basis	790,168	3,026,344	2,803,952

Weighted average number of shares of Class A common stock outstanding - basic	116,953,989	118,032,020	104,411,253
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of Class A common stock issuable from share-based incentive compensation, convertible debt, convertible preferred stock and exchangeable interests	12,371,633	19,597,505	34,058,401

Weighted average number of shares of Class A common stock outstanding - diluted	129,325,622	137,629,525	138,469,654

Net income attributable to Lazard Ltd per share of Class A common stock:
Basic	$0.72	$1.48	$1.68

Diluted	$0.65	$1.36	$1.36

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

19.	RELATED PARTIES

Amounts receivable from, and payable to, related parties are set forth below:

	December 31,
	2012	2011
Receivables
LFCM Holdings	$20,529	$14,790
Other	3,272	3,711

Total	$23,801	$18,501

Payables
LFCM Holdings	$2,943	$4,850
Other	705	1,225

Total	$3,648	$6,075

LFCM Holdings

LFCM Holdings owns and operates the capital markets business and fund management activities, as well as other specified non-operating assets and liabilities, that were transferred to it by Lazard Group (referred to as the “separated businesses”) in May 2005 and is owned by various current and former working members, including certain of Lazard’s current and former managing directors (which also include the Company’s executive officers) who were or are also members of LAZ-MD Holdings. In addition to the master separation agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings (the “master separation agreement”), which effected the separation and recapitalization that occurred in May 2005, LFCM Holdings entered into certain agreements that addressed various business matters associated with the separation, including agreements related to administrative and support services (the “administrative services agreement”), employee benefits, insurance matters and licensing. In addition, LFCM Holdings and Lazard Group entered into a business alliance agreement (the “business alliance agreement”). Certain of these agreements are discussed below.

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

Pursuant to the administrative services agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings, LFCM Holdings and Lazard Group, Lazard Group provides selected administrative and support services to LAZ-MD Holdings and LFCM Holdings, such as cash management and debt service administration, accounting and financing activities, tax, payroll, human resources administration, financial transaction support, information technology, public communications, data processing, procurement, real estate management and other general administrative functions. Lazard Group charges for these services based on Lazard Group’s cost allocation methodology.

The services provided pursuant to the administrative services agreement by Lazard Group to LFCM Holdings, and by LFCM Holdings to Lazard Group, are subject to automatic annual renewal, unless either party

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

gives 180 days’ notice of termination. LFCM Holdings and Lazard Group have a right to terminate the services earlier if there is a change of control of either party or the business alliance provided in the business alliance agreement entered into on May 10, 2005, by and among LAZ-MD Holdings, LFCM Holdings and Lazard Group (described below) expires or is terminated. The party receiving a service may also terminate a service earlier upon 180 days’ notice as long as the receiving party pays the service provider an additional three months of service fee for the terminated service.

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

For the years ended December 31, 2012, 2011 and 2010, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $7,637, $10,277 and $12,110, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $5,947, $18,862 and $11,506, respectively. Amounts relating to the administrative services agreement are reported as reductions to operating expenses. Net referral fees for underwriting transactions under the business alliance agreement are reported in “revenue-other”. Net referral fees for private placement, M&A and restructuring transactions under the business alliance agreement are reported in advisory fee revenue.

Receivables from LFCM Holdings and its subsidiaries as of December 31, 2012 and 2011 include $14,299 and $11,862, respectively, related to administrative and support services and other receivables which include sublease income and reimbursement of expenses incurred on behalf of LFCM Holdings, and $6,230 and $2,928, respectively, related to referral fees for underwriting and private placement transactions. Payables to LFCM Holdings and its subsidiaries at December 31, 2012 and 2011 include $2,943 and $2,060, respectively, primarily relating to certain advances and referral fees for Financial Advisory transactions, and, at December 31, 2011, $2,790 related to obligations pursuant to the tax receivable agreement (see Note 17 of Notes to Consolidated Financial Statements).

Other

For the years ended December 31, 2012 and 2011, amounts recorded by Lazard Group relating to referral fees for restructuring transactions and fee sharing with MBA Lazard Holdings S.A. and its affiliates (“MBA”), an Argentina-based group in which the Company has a 50% ownership interest, amounted to $1,506 and $1,866, respectively, and are reported in advisory fee revenue.

Other receivables at December 31, 2012 and 2011 primarily relate to referral fees for restructuring and M&A transactions with MBA and a related party loan.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

LAZ-MD Holdings

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the years ended December 31, 2012, 2011 and 2010, such charges amounted to $1,000, $750 and $750, respectively.

Lazard Alternative Investments

The business alliance agreement, among other things, granted Lazard Group the option to acquire the North American and European fund management activities of Lazard Alternative Investments Holdings LLC (“LAI”), the subsidiary of LFCM Holdings that owns and operates LFCM Holdings’ alternative investment (including private equity) activities, for an aggregate purchase price of $8,000 and $2,000, respectively. On December 15, 2009, Lazard Group exercised its option to acquire the European fund management activities of LAI for a purchase price of $2,000. Through February 2009, the Company had prepaid $5,500 of the option exercise price related to the North American business of LAI. The remaining option to purchase the North American fund management activities is currently exercisable at any time prior to May 10, 2014, for a purchase price of $2,500.

During the fourth quarter of 2011, the Company determined that it was unlikely to exercise the North American option. Accordingly, during such period the Company wrote-off the $5,500 previously capitalized cost associated with the prepayment of the option which is included within “other” operating expenses on the consolidated statement of operations.

20.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6  2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At December 31, 2012, LFNY’s regulatory net capital was $107,838, which exceeded the minimum requirement by $101,393.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are authorized and regulated by the Financial Services Authority. At December 31, 2012, the aggregate regulatory net capital of the U.K. Subsidiaries was $119,704, which exceeded the minimum requirement by $100,929.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel for its banking activities conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), are subject to regulation and supervision by the Autorité des Marchés Financiers. At December 31, 2012, the consolidated regulatory net capital of CFLF was $177,475, which exceeded the minimum requirement set for regulatory capital levels by $80,927.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At December 31, 2012, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $130,278, which exceeded the minimum required capital by $103,774.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

At December 31, 2012, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

Lazard Ltd had been subject to supervision by the United States Securities and Exchange Commission (the “SEC”) as a Supervised Investment Bank Holding Company (“SIBHC”). As a SIBHC, Lazard Ltd was subject to group-wide supervision, which required it to compute allowable capital and risk allowances on a consolidated basis. However, pursuant to Section 617 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the SEC’s SIBHC program was eliminated on July 21, 2011. Pursuant to relevant rules in the European Union, which we continue to examine, LFB, as a European credit institution, is required to be supervised on a consolidated basis by another regulatory body, either in the U.S., by the Board of Governors of the Federal Reserve, or in the European Union. The Dodd-Frank Act and the rules and regulations that may be adopted thereunder (including regulations that have not yet been proposed) could affect us in other ways. We continue to monitor the process as such rules are proposed and adopted.

21.	SEGMENT INFORMATION

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

The Company’s segment information for the years ended December 31, 2012, 2011 and 2010 is prepared using the following methodology:

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

For the years ended December 31, 2012, 2011 and 2010, no individual client constituted more than 10% of the net revenue of any of the Company’s business segments.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		As Of Or For The Year Ended December 31,
		2012(b)	2011	2010
Financial Advisory	Net Revenue	$1,049,090	$992,107	$1,119,867
	Operating Expenses (a)	1,057,620	929,688	950,968

	Operating Income (Loss)	$(8,530)	$62,419	$168,899

	Total Assets	$793,007	$767,699	$799,090

Asset Management	Net Revenue	$896,260	$897,401	$849,662
	Operating Expenses (a)	659,502	628,945	584,348

	Operating Income	$236,758	$268,456	$265,314

	Total Assets	$566,677	$583,524	$687,323

Corporate	Net Revenue	$(32,902)	$(59,996)	$(64,161)
	Operating Expenses (a)	71,441	35,380	126,402

	Operating Loss	$(104,343)	$(95,376)	$(190,563)

	Total Assets	$1,627,209	$1,730,713	$1,936,119

Total	Net Revenue	$1,912,448	$1,829,512	$1,905,368
	Operating Expenses (a)	1,788,563	1,594,013	1,661,718

	Operating Income	$123,885	$235,499	$243,650

	Total Assets	$2,986,893	$3,081,936	$3,422,532

(a)	Operating expenses include depreciation and amortization of property as set forth in table below.

	Year Ended December 31,
	2012	2011	2010
Financial Advisory	$5,710	$6,739	$6,718
Asset Management	3,250	3,502	3,693
Corporate	21,895	14,339	12,301

Total	$30,855	$24,580	$22,712

(b)	See Note 16 of Notes to Consolidated Financial Statements for information regarding the Cost Savings Initiatives announced by the Company in the fourth quarter of 2012, and the impact on each of the Company’s business segments.

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

	As Of Or For The Year Ended December 31,
	2012	2011	2010
Net Revenue:
United States	$1,172,566	$1,083,457	$1,161,071
United Kingdom	180,784	190,307	215,243
France	265,523	234,441	261,085
Other Western Europe	132,754	174,284	141,343
Rest of World	160,821	147,023	126,626

Total	$1,912,448	$1,829,512	$1,905,368

Operating Income (Loss):
United States	$169,111	$209,236	$223,341
United Kingdom	(37,329)	(18,074)	4,867
France	8,332	8,262	23,092
Other Western Europe	(20,812)	27,276	(9,838)
Rest of World	4,583	8,799	2,188

Total	$123,885	$235,499	$243,650

Identifiable Assets:
United States	$1,507,331	$1,630,547	$1,821,992
United Kingdom	226,578	253,365	324,309
France	808,655	773,196	883,932
Other Western Europe	114,763	116,682	141,216
Rest of World	329,566	308,146	251,083

Total	$2,986,893	$3,081,936	$3,422,532

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY RESULTS (UNAUDITED)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2012 and 2011. These quarterly results were prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	2012 Fiscal Quarter
	First	Second	Third	Fourth(a)	Year
	(dollars in thousands, except per share data)
Net revenue	$486,039	$436,910	$428,806	$560,693	$1,912,448
Operating expenses	448,216	392,377	382,080	565,890	1,788,563

Operating income (loss)	$37,823	$44,533	$46,726	$(5,197)	$123,885

Net income (loss)	$29,056	$34,162	$33,673	$(4,106)	$92,785
Less - net income attributable to noncontrolling interests	3,504	3,341	372	1,259	8,476

Net income (loss) attributable to Lazard Ltd	$25,552	$30,821	$33,301	$(5,365)	$84,309

Attributable to Lazard Ltd Class A common stockholders:
Net income (loss) per share of common stock:
Basic	$0.21	$0.26	$0.29	$(0.05)	$0.72
Diluted	$0.20	$0.24	$0.26	$(0.05)	$0.65
Dividends declared per share of common stock	$0.16	$0.20	$0.20	$ 0.60	$1.16

(a)	See Note 16 of Notes to Consolidated Financial Statements for information regarding the Cost Savings Initiatives announced in the fourth quarter of 2012.

	2011 Fiscal Quarter
	First	Second	Third	Fourth	Year
	(dollars in thousands, except per share data)
Net revenue	$438,023	$477,292	$462,419	$451,778	$1,829,512
Operating expenses	364,577	388,090	374,681	466,665	1,594,013

Operating income (loss)	$73,446	$89,202	$87,738	$(14,887)	$235,499

Net income (loss)	$59,983	$71,566	$67,133	$(8,123)	$190,559
Less - net income (loss) attributable to noncontrolling interests	4,976	9,562	4,434	(3,330)	15,642

Net income (loss) attributable to Lazard Ltd	$55,007	$62,004	$62,699	$(4,793)	$174,917

Attributable to Lazard Ltd Class A common stockholders:
Net income (loss) per share of common stock:
Basic	$ 0.48	$0.52	$0.53	$(0.04)	$ 1.48
Diluted	$ 0.43	$0.48	$0.49	$(0.04)	$ 1.36
Dividends declared per share of common stock	$0.125	$0.16	$0.16	$ 0.16	$0.605

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2012 (the end of the period covered by this Annual Report on Form 10-K). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Information regarding members of the Board of Directors, including its audit committee and audit committee financial experts, as well as information regarding our Code of Business Conduct and Ethics that applies to our Chief Executive Officer and senior financial officers, will be presented in Lazard Ltd’s definitive proxy statement for its 2013 annual general meeting of shareholders, which will be held in April 2013, and is incorporated herein by reference. Information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Lazard Ltd’s definitive proxy statement for its 2013 annual general meeting of shareholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding executive officer and director compensation will be presented in Lazard Ltd’s definitive proxy statement for its 2013 annual general meeting of shareholders, which will be held in April 2013, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related shareholder matters will be presented in Lazard Ltd’s definitive proxy statement for its 2013 annual general meeting of shareholders, which will be held in April 2013, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 regarding securities issued under our 2005 Equity Incentive Plan and 2008 Incentive Compensation Plan.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	2008 Incentive Compensation Plan(1)	21,278,794	(3)	(4)	10,349,885
Equity compensation plans not approved by security holders	2005 Equity Incentive Plan(2)	406,833	(3)	(4)	6,690,106	(5)

Total		21,685,627	(3)		17,039,991

(1)

Our 2008 Incentive Compensation Plan was approved by the stockholders of Lazard Ltd on May 6, 2008. The number of shares of Lazard Ltd Class A common stock available for issuance under the 2008 Incentive Compensation Plan is determined by a formula, which generally provides that the aggregate number of shares subject to outstanding awards under the 2008 Incentive Compensation Plan may not exceed 30% of the aggregate number of then-outstanding shares of Lazard Ltd Class A common stock (treating, for this purpose, the then-outstanding LAZ-MD Holdings exchangeable interests as shares of Lazard Ltd Class A common stock on an as-if-fully exchanged basis in accordance with the Master Separation Agreement).
(2)	Our 2005 Equity Incentive Plan was established prior to our equity public offering in May 2005 and, as a result, did not require approval by security holders.
(3)

Represents outstanding stock unit awards, after giving effect to forfeitures, as of December 31, 2012. As of that date, the only grants made under the 2005 Equity Incentive Plan and 2008 Incentive Compensation Plan have been in the form of stock unit awards and restricted stock awards. See Note 14 of Notes to Consolidated Financial Statements for a description of the plans.

(4)

Each stock unit awarded under our 2005 Equity Incentive Plan and 2008 Incentive Compensation Plan was granted at no cost to the persons receiving them and represents the contingent right to receive the equivalent number of shares of Lazard Ltd Class A common stock.

(5)	Gives effect to the number of securities remaining available for future issuance, after considering the impact of vested RSUs not delivered as a result of withholding taxes.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence, will be presented in Lazard Ltd’s definitive proxy statement for its 2013 annual general meeting of shareholders, which will be held in April 2013, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be presented in Lazard Ltd’s definitive proxy statement for its 2013 annual general meeting of shareholders, which will be held in April 2013, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof and in Part II, Item 8 hereof.

2.	Financial Statement Schedule

The financial statement schedule required in the Annual Report on Form 10-K is listed on page F-1 hereof. The required schedule appears on pages F-2 through F-9 hereof.

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

2.3	Second Amendment, dated as of May 7, 2008, to the Master Separation Agreement, dated as of May 10, 2005, as amended, by and among Lazard Ltd, Lazard Group LLC and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 9, 2008).

2.4	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

3.1	Certificate of Incorporation and Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.2	Certificate of Incorporation in Change of Name of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.3	Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

3.4	First Amendment to Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 9, 2008).

3.5	Second Amendment to the Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

4.1	Form of Specimen Certificate for Class A common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

4.2	Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.3	Amended and Restated Third Supplemental Indenture, dated as of May 15, 2008, by and among Lazard Group LLC and The Bank of New York, as trustee (and incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K (Commission File No. 333-126751) filed on May 16, 2008).

4.4	Fourth Supplemental Indenture, dated as of June 21, 2007, between Lazard Group LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on June 22, 2007).

4.5	Form of Senior Note (included in Exhibit 4.3).

10.1	Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006, by and among LAZ-MD Holdings LLC, the Registrant and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.2	First Amendment, dated as of May 7, 2008, to the Amended and Restated Stockholders’ Agreement dated as of November 6, 2006, between LAZ-MD Holdings LLC and Lazard Ltd (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 9, 2008).

10.3	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.4	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

10.5	Amendment No. 2, dated as of May 9, 2008, to the Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 8, 2008).

10.6	Amendment No. 3, dated as of April 27, 2010, to the Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.7	Tax Receivable Agreement, dated as of May 10, 2005, by and among Ltd Sub A, Ltd Sub B and LFCM Holdings LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8	Employee Benefits Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9	Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.10	License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co., Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.11	Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.12	Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.13	Amendment and Consent, dated February 9, 2009, to the Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.14	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.15	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.16	Amendment dated as of February 16, 2011, by and among RCPI Landmark Properties, L.L.C. (as the successor in interest to Rockefeller Center Properties), RCPI 30 Rock 22234849, L.L.C. and Lazard Group LLC (as the successor in interest to Lazard Frères & Co. LLC), to the Lease dated as of January 27, 1994, by and among Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.17	Lease with an Option to Purchase, dated as of July 11, 1990, by and between Sicomibail and Finabail and SCI du 121 Boulevard Hausmann (English translation) (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.18	Occupational Lease, dated as of August 9, 2002, by and among Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.19*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.20*	Lazard Ltd’s 2008 Incentive Compensation Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.21*	2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.22*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for, Scott D. Hoffman (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.23*	Form of First Amendment, dated as of May 7, 2008, to Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, for Scott D. Hoffman (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 9, 2008).

10.24*	Second Amendment, dated as of February 23, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005 and amended as of May 7, 2008, for Scott D. Hoffman (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.25*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.26*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between Lazard Group LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.27*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, with Alexander F. Stern (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on March 23, 2010).

10.28*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, by and between Lazard Group LLC and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 001-32492) filed on March 1, 2010).

10.29*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, with Kenneth M. Jacobs (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) field on March 23, 2010).

10.30*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between Lazard Group LLC and Matthieu Bucaille (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.31*	First Amendment, dated as of April 1, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, between Lazard Group LLC and Matthieu Bucaille (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.32*	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.33*	Acknowledgement Letter, dated as of November 6, 2006 from Lazard Group LLC to certain managing directors of Lazard Group LLC modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.34	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.35	Registration Rights Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.36*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.37*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.38*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.39*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.40*	Form of Agreement evidencing a grant of Deferred Cash Award to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.41*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.42*	First Amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 1, 2007).

10.43	Agreement and Plan of Merger, dated as of August 14, 2008, by and among Lazard Ltd, LAZ Sub I, Lazard Asset Management LLC and Lazard Asset Management Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on August 15, 2008).

10.44*	Letter Agreement regarding employment, dated as of April 21, 2010, between Lazard Group LLC and Gary W. Parr (incorporated by reference to Exhibit 10.53 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.45*	Amendment, dated as of February 27, 2012 to Letter Agreement regarding employment, dated as of April 21, 2010, between Lazard Group LLC and Gary W. Parr (incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 2, 2012).

10.46	Senior Revolving Credit Agreement, dated as of September 25, 2012, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 1, 2012).

10.47*	Form of Agreement evidencing a grant of Restricted Stock under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.48*	Form of Agreement evidencing a grant of Lazard Fund Interests under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.49*	Form of Agreement evidencing a grant of Restricted Stock Units and Restricted Stock to Executive Officers who are or may become eligible for retirement under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.53 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 2, 2012).

10.50*	First Amendment, dated as of August 2, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 15, 2005, between Lazard Group LLC and Ashish Bhutani (incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on August 4, 2011).

10.51*

Second Amendment, dated as of October 24, 2012, to the Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005 and amended on March 23, 2010, among the Registrant, Lazard Group LLC and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q

filed on November 1, 2012).

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

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2012 AND 2011

(dollars in thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$298	$218
Investments in subsidiaries, equity method	(1,852,072)	(1,633,687)
Due from subsidiaries	2,421,780	2,359,798

Total assets	$570,006	$726,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Due to subsidiaries	$254	$–
Other liabilities	96	186

Total liabilities	350	186

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A—7,921 shares issued and outstanding at December 31, 2012 and 2011	–	–
Series B—no shares issued and outstanding	–	–
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 128,216,423 and 123,009,311 shares issued at December 31, 2012 and 2011, respectively, including shares held by subsidiaries as indicated below)	1,282	1,230
Class B, par value $.01 per share (1 share authorized, issued and outstanding at December 31, 2012 and 2011)	–	–
Additional paid-in-capital	846,050	659,013
Retained earnings	182,647	258,646
Accumulated other comprehensive loss, net of tax	(110,541)	(88,364)

	919,438	830,525
Class A common stock held by subsidiaries, at cost (12,802,938 and 3,492,017 shares at December 31, 2012 and 2011, respectively)	(349,782)	(104,382)

Total stockholders’ equity	569,656	726,143

Total liabilities and stockholders’ equity	$570,006	$726,329

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
REVENUE
Equity in earnings of subsidiaries	$20,598	$109,294	$109,576
Interest and other income	65,319	67,042	66,722

Total revenue	85,917	176,336	176,298

OPERATING EXPENSES
Professional services	1,477	1,276	1,217
Other	131	143	102

Total operating expenses	1,608	1,419	1,319

NET INCOME	$84,309	$174,917	$174,979

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
NET INCOME	$84,309	$174,917	$174,979

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	15,431	(8,760)	(8,937)
Amortization of interest rate hedge	1,042	1,000	1,093
Available-for-sale securities:
Unrealized gain (net of tax expense of $1,546)	–	–	2,941
Adjustments for items reclassified to earnings (net of tax expense of $4,689)	–	–	8,930
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $(12,796), $(11,874) and $6,161 for the years ended December 31, 2012, 2011 and 2010, respectively)	(39,817)	(36,256)	16,769
Adjustments for items reclassified to earnings (net of tax expense of $1,131, $977 and $916 for the years ended December 31, 2012, 2011 and 2010, respectively)	4,347	2,091	1,544

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(18,997)	(41,925)	22,340

COMPREHENSIVE INCOME	$65,312	$132,992	$197,319

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,309	$174,917	$174,979
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items included in net income:
Equity in earnings of subsidiaries	(20,598)	(109,294)	(109,576)
Changes in due to/from subsidiaries	71,566	4,945	(16,215)
Changes in other operating assets and liabilities	(89)	12	(83)

Net cash provided by operating activities	135,188	70,580	49,105

CASH FLOWS FROM FINANCING ACTIVITIES:
Class A common stock dividends	(135,108)	(70,572)	(50,581)

Net cash used in financing activities	(135,108)	(70,572)	(50,581)

Net increase (decrease) in cash and cash equivalents	80	8	(1,476)
Cash and cash equivalents, January 1	218	210	1,686

Cash and cash equivalents, December 31	$298	$218	$210

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Supplemental investing non-cash transaction:
Class A common stock issued/issuable in connection with business acquisitions	$–	$39,654	$41,174

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity

	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2010	26,883	$–	92,165,913	$922	$549,931	$52,726	$(57,048)	5,850,775	$(191,140)	$355,391

Comprehensive income (loss):
Net income						174,979				174,979
Other comprehensive income (loss) - net of tax:
Currency translation adjustments							(8,937)			(8,937)
Amortization of interest rate hedge							1,093			1,093
Available-for-sale securities:
Net unrealized gain							2,941			2,941
Adjustment for items reclassified to earnings							8,930			8,930
Employee benefit plans:
Net actuarial gain							16,769			16,769
Adjustment for items reclassified to earnings							1,544			1,544

Comprehensive income										197,319

Business acquisitions and related equity transactions:
Class A common stock issued/issuable (including related amortization)			315,617	3	46,220					46,223
Conversion of Series A preferred stock into Class A common stock	(4,862)		572,988	6	(6)					–
Amortization of share-based incentive compensation					286,957					286,957
Dividend-equivalents					10,606	(10,656)				(50)
Class A common stock dividends						(50,581)				(50,581)
Purchase of Class A common stock								4,686,892	(149,981)	(149,981)
Delivery of Class A common stock in connection with share-based incentive compensation					(286,847)			(6,690,159)	229,271	(57,576)
Repurchase of common membership interests from LAZ-MD Holdings					(6,812)					(6,812)
Issuance of Class A common stock			3,000,000	30	116,070			3,000,000	(116,100)	–
Class A common stock issued in exchange for Lazard Group common membership interests, including in connection with secondary offerings			23,643,419	236	(236)					–
Adjustments related to noncontrolling interests					42,958		(11,450)			31,508

Balance – December 31, 2010	22,021	$–	119,697,937	$1,197	$758,841	$166,468	$(46,158)	6,847,508	$(227,950)	$652,398

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity

	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2011	22,021	$–	119,697,937	$1,197	$758,841	$166,468	$(46,158)	6,847,508	$(227,950)	$652,398

Comprehensive income (loss):
Net income						174,917				174,917
Other comprehensive income (loss) - net of tax:
Currency translation adjustments							(8,760)			(8,760)
Amortization of interest rate hedge							1,000			1,000
Employee benefit plans:
Net actuarial loss							(36,256)			(36,256)
Adjustments for items reclassified to earnings							2,091			2,091

Comprehensive income										132,992

Business acquisitions and related equity transactions:
Class A common stock issued/issuable (including related amortization)					41,800					41,800
Conversion of Series A preferred stock into Class A common stock	(14,100)	–	2,434,561	24	(24)					–
Delivery of Class A common stock					(126,812)			(3,515,362)	123,411	(3,401)
Amortization of share-based incentive compensation					260,816					260,816
Dividend-equivalents					12,092	(12,167)				(75)
Class A common stock dividends						(70,572)				(70,572)
Purchase of Class A common stock								6,135,189	(204,835)	(204,835)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefits of $972					(297,779)			(5,975,318)	204,992	(92,787)
Repurchase of common membership interests from LAZ-MD Holdings					(753)					(753)
Class A common stock issued in exchange for Lazard Group common membership interests			876,814	9	(9)					–
Adjustment related to the change in Lazard Ltd’s ownership in Lazard Group					(1,580)					(1,580)
Adjustments related to noncontrolling interests					12,421		(281)			12,140

Balance – December 31, 2011	7,921	$–	123,009,312	$1,230	$659,013	$258,646	$(88,364)	3,492,017	$(104,382)	$726,143

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 2012, 2011 AND 2010

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity

	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2012	7,921	$–	123,009,312	$1,230	$659,013	$258,646	$(88,364)	3,492,017	$(104,382)	$726,143

Comprehensive income (loss):
Net income						84,309				84,309
Other comprehensive income (loss) - net of tax:
Currency translation adjustments							15,431			15,431
Amortization of interest rate hedge							1,042			1,042
Employee benefit plans:
Net actuarial loss							(39,817)			(39,817)
Adjustments for items reclassified to earnings							4,347			4,347

Comprehensive income										65,312

Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)					4,030					4,030
Delivery of Class A common stock					(1,633)			(57,287)	1,633	–
Amortization of share-based incentive compensation					306,642					306,642
Dividend-equivalents					24,990	(25,200)				(210)
Class A common stock dividends						(135,108)				(135,108)
Purchase of Class A common stock								12,817,196	(354,464)	(354,464)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $972					(153,274)			(3,448,988)	107,431	(45,843)
Modification of equity incentive compensation award					(26,601)					(26,601)
Class A common stock issued in exchange for Lazard Group common membership interests			5,207,112	52	(52)					–
Adjustments related to noncontrolling interests					32,935		(3,180)			29,755

Balance – December 31, 2012	7,921	$–	128,216,424	$1,282	$846,050	$182,647	$(110,541)	12,802,938	$(349,782)	$569,656

(*)

Includes 119,697,936, 123,009,311 and 128,216,423 shares of the Company’s Class A common stock issued at December 31, 2010, 2011 and 2012, respectively, and 1 share of the Company’s Class B common stock issued at each such date.

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

The Parent Company Financial Statements as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosures in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable. Actual results could differ materially from these estimates.

The Parent Company Financial Statements include investments in subsidiaries, accounted for under the equity method.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2013

LAZARD LTD

By:	/s/ Kenneth M. Jacobs

Kenneth M. Jacobs
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Kenneth M. Jacobs Kenneth M. Jacobs	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013

/s/ Matthieu Bucaille Matthieu Bucaille	Chief Financial Officer (Principal Financial Officer)	February 28, 2013

/s/ Dominick Ragone Dominick Ragone	Chief Accounting Officer	February 28, 2013

/s/ Andrew M. Alper Andrew M. Alper	Director	February 28, 2013

/s/ Ashish Bhutani Ashish Bhutani	Director	February 28, 2013

/s/ Steven J. Heyer Steven J. Heyer	Director	February 28, 2013

/s/ Sylvia Jay Sylvia Jay	Director	February 28, 2013

/s/ Philip A. Laskawy Philip A. Laskawy	Director	February 28, 2013

/s/ Laurent Mignon Laurent Mignon	Director	February 28, 2013

/s/ Richard D. Parsons Richard D. Parsons	Director	February 28, 2013

/s/ Hal S. Scott Hal S. Scott	Director	February 28, 2013

/s/ Michael J. Turner Michael J. Turner	Director	February 28, 2013

II-1