Form 10-Q
period 2013-06-30
Lazard Ltd
filed 2013-07-30
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 24, 2013, there were 129,056,081 shares of the Registrant’s Class A common stock (including 7,115,597 shares held by subsidiaries) and one share of the registrant’s Class B common stock outstanding.

When we use the terms “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd has no material operating assets other than indirect ownership as of June 30, 2013 of approximately 99.5% of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

(dollars in thousands, except for per share data)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$601,485	$850,190
Deposits with banks	344,839	292,494
Cash deposited with clearing organizations and other segregated cash	60,767	65,232

Receivables (net of allowance for doubtful accounts of $24,593 and $23,017 at June 30, 2013 and December 31, 2012, respectively):
Fees	391,762	400,529
Customers and other	117,902	53,713
Related parties	15,242	23,801

	524,906	478,043
Investments	449,364	414,673

Property (net of accumulated amortization and depreciation of $232,487 and $225,861 at June 30, 2013 and December 31, 2012, respectively)	241,949	225,033

Goodwill and other intangible assets (net of accumulated amortization of $37,162 and $35,281 at June 30, 2013 and December 31, 2012, respectively)	375,207	392,822
Other assets	322,712	268,406

Total Assets	$2,921,229	$2,986,893

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

(dollars in thousands, except for per share data)

	June 30, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$385,985	$269,763
Accrued compensation and benefits	336,194	467,578
Senior debt	1,076,850	1,076,850
Capital lease obligations	16,168	17,863
Related party payables	4,759	3,648
Other liabilities	509,062	499,651

Total Liabilities	2,329,018	2,335,353
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - 7,921 shares issued and outstanding at June 30, 2013 and December 31, 2012	–	–
Series B - no shares issued and outstanding	–	–
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 129,056,081 and 128,216,423 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively, including shares held by subsidiaries as indicated below)	1,290	1,282
Class B, par value $.01 per share (1 share authorized, issued and outstanding at June 30, 2013 and December 31, 2012)	–	–
Additional paid-in-capital	659,365	846,050
Retained earnings	193,958	182,647
Accumulated other comprehensive loss, net of tax	(141,489)	(110,541)

	713,124	919,438
Class A common stock held by subsidiaries, at cost (7,159,311 and 12,802,938 shares at June 30, 2013 and December 31, 2012, respectively)	(195,040)	(349,782)

Total Lazard Ltd Stockholders’ Equity	518,084	569,656
Noncontrolling interests	74,127	81,884

Total Stockholders’ Equity	592,211	651,540

Total Liabilities and Stockholders’ Equity	$2,921,229	$2,986,893

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE
Investment banking and other advisory fees	$260,241	$240,306	$428,345	$513,847
Money management fees	234,921	201,642	466,058	406,203
Interest income	1,345	1,715	2,476	3,865
Other	14,209	13,568	35,895	39,777

Total revenue	510,716	457,231	932,774	963,692
Interest expense	20,311	20,321	40,466	40,743

Net revenue	490,405	436,910	892,308	922,949

OPERATING EXPENSES
Compensation and benefits	331,131	283,392	608,870	621,709
Occupancy and equipment	39,738	28,347	69,042	54,629
Marketing and business development	25,377	22,322	43,569	50,589
Technology and information services	20,134	21,275	43,114	41,668
Professional services	10,706	13,274	19,319	22,585
Fund administration and outsourced services	15,388	12,670	28,853	26,121
Amortization of intangible assets related to acquisitions	1,004	2,560	1,881	3,678
Other	5,989	8,537	15,125	19,614

Total operating expenses	449,467	392,377	829,773	840,593

OPERATING INCOME	40,938	44,533	62,535	82,356
Provision for income taxes	9,017	10,371	12,965	19,138

NET INCOME	31,921	34,162	49,570	63,218
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	568	3,341	2,857	6,845

NET INCOME ATTRIBUTABLE TO LAZARD LTD	$ 31,353	$ 30,821	$ 46,713	$ 56,373

ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	121,759,982	118,235,320	119,734,093	118,732,431
Diluted	132,464,296	134,636,935	132,639,928	135,615,557
NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.26	$0.26	$0.39	$0.47

Diluted	$0.24	$0.24	$0.36	$0.44

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.25	$0.20	$0.25	$0.36

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET INCOME	$31,921	$34,162	$49,570	$63,218

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Currency translation adjustments	(18,334)	(21,083)	(30,767)	(1,954)

Amortization of interest rate hedge	263	263	527	527

Employee benefit plans:

Actuarial gain (loss) (net of tax benefit (expense) of $(84) and $1,443 for the three months ended June 30, 2013 and 2012, respectively, and $1,711 and $2,725 for the six months ended June 30, 2013 and 2012, respectively)	704	(3,457)	(2,719)	(6,054)

Adjustment for items reclassified to earnings (net of tax expense of $400 and $281 for the three months ended June 30, 2013 and 2012, respectively, and $802 and $578 for the six months ended June 30, 2013 and 2012, respectively)	1,212	826	2,430	1,641

OTHER COMPREHENSIVE LOSS, NET OF TAX	(16,155)	(23,451)	(30,529)	(5,840)

COMPREHENSIVE INCOME	15,766	10,711	19,041	57,378

LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	546	2,096	2,678	6,698

COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD LTD	$15,220	$8,615	$16,363	$50,680

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

(dollars in thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,570	$63,218
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash items included in net income:
Depreciation and amortization of property	16,593	14,800
Amortization of deferred expenses, share-based incentive compensation and interest rate hedge	166,905	173,083
Amortization of intangible assets related to acquisitions	1,881	3,678
(Increase) decrease in operating assets:
Deposits with banks	(55,064)	(47,391)
Cash deposited with clearing organizations and other segregated cash	3,242	(4,583)
Receivables-net	(54,872)	17,417
Investments	(37,502)	(58,317)
Other assets	(91,386)	(59,656)
Increase (decrease) in operating liabilities:
Deposits and other payables	120,637	60,091
Accrued compensation and benefits and other liabilities	(106,446)	(127,851)

Net cash provided by operating activities	13,558	34,489

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(41,347)	(48,941)
Disposals of property	5,739	2,053

Net cash used in investing activities	(35,608)	(46,888)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contribution from noncontrolling interests	324	784
Excess tax benefits from share-based incentive compensation	2,211	–
Other financing activities	–	10
Payments for:
Capital lease obligations	(1,542)	(1,336)
Distributions to noncontrolling interests	(7,605)	(13,462)
Purchase of Class A common stock	(50,447)	(152,413)
Class A common stock dividends	(30,338)	(43,011)
Settlement of vested share-based incentive compensation	(119,782)	(29,421)
Other financing activities	(103)	(59)

Net cash used in financing activities	(207,282)	(238,908)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(19,373)	(1,246)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(248,705)	(252,553)
CASH AND CASH EQUIVALENTS—January 1	850,190	1,003,791

CASH AND CASH EQUIVALENTS—June 30	$601,485	$751,238

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

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2013

(UNAUDITED)

(dollars in thousands)

	Series A Preferred Stock			Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

	Shares	$		Shares(*)	$				Shares	$
Balance – January 1, 2013	7,921		$–	128,216,424	$1,282	$846,050	$182,647	$(110,541)	12,802,938	$(349,782)	$569,656	$81,884	$651,540

Comprehensive income (loss):
Net income							46,713				46,713	2,857	49,570
Other comprehensive income (loss) - net of tax:
Currency translation adjustments								(30,587)			(30,587)	(180)	(30,767)
Amortization of interest rate hedge								524			524	3	527
Employee benefit plans:
Net actuarial loss								(2,704)			(2,704)	(15)	(2,719)
Adjustments for items reclassified to earnings								2,417			2,417	13	2,430

Comprehensive income											16,363	2,678	19,041

Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)						635					635	3	638
Delivery of Class A common stock (including dividend-equivalents)						(4,994)	(179)		(170,988)	5,173	–		–
Amortization of share-based incentive compensation						127,381					127,381	700	128,081
Dividend-equivalents						4,173	(4,276)				(103)		(103)
Class A common stock dividends							(30,338)				(30,338)		(30,338)
Purchase of Class A common stock									1,434,657	(50,447)	(50,447)		(50,447)
Delivery of Class A common stock in connection with shared-based incentive compensation and related tax benefit of $862						(318,332)	(609)		(6,907,296)	200,016	(118,925)	5	(118,920)
Class A common stock issued in exchange for Lazard Group common membership interests				839,658	8	(8)					–		–
Distributions to noncontrolling interests, net											–	(7,281)	(7,281)
Adjustments related to noncontrolling interests						4,460		(598)			3,862	(3,862)	–

Balance – June 30, 2013	7,921	$–		129,056,082	$1,290	$659,365	$193,958	$(141,489)	7,159,311	$(195,040)	$518,084	$74,127	$592,211

(*)

Includes 128,216,423 and 129,056,081 shares of the Company’s Class A common stock issued at January 1, 2013 and June 30, 2013, respectively, and 1 share of the Company’s Class B common stock issued at each such date.

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

Lazard Ltd indirectly held approximately 99.5% and 98.8% of all outstanding Lazard Group common membership interests as of June 30, 2013 and December 31, 2012, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group, which is governed by an Operating Agreement dated as of May 10, 2005, as amended (the “Operating Agreement”). LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by Lazard Group’s current and former managing directors, held approximately 0.5% and 1.2% of the outstanding Lazard Group common membership interests as of June 30, 2013 and December 31, 2012, respectively. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”) which provided LAZ-MD Holdings with approximately 0.5% and 1.2% of the voting power but no economic rights in the Company as of June 30, 2013 and December 31, 2012, respectively. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Lazard Ltd Class A common stock, par value $0.01 per share (“Class A common stock”).

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

In addition, we record selected other activities in our Corporate segment, including management of cash, investments and outstanding indebtedness, as well as certain commercial banking activities of Lazard Group’s Paris-based subsidiary, Lazard Frères Banque SA (“LFB”).

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

Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Discretionary compensation and benefits expense for interim periods is accrued based on the year-to-date amount of revenue earned, and an assumed annual ratio of compensation and benefits expense to revenue, with the applicable amounts adjusted for certain items. Although these estimates are based on management’s knowledge of current events and actions that Lazard may undertake in the future, actual results may differ materially from the estimates.

The consolidated results of operations for the three month and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for any future interim or annual period.

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

The Company’s policy is to consolidate (i) entities in which it has a controlling financial interest, (ii) variable interest entities (“VIEs”) where the Company has a variable interest and is deemed to be the primary beneficiary and (iii) limited partnerships where the Company is the general partner, unless the presumption of control is overcome. When the Company does not have a controlling interest in an entity, but exerts significant influence over such entity’s operating and financial decisions, the Company applies the equity method of accounting in which it records in earnings its share of earnings or losses of the entity. Intercompany transactions and balances have been eliminated.

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

Receivables are stated net of an estimated allowance for doubtful accounts of $24,593 and $23,017 at June 30, 2013 and December 31, 2012, respectively, for past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. The Company recorded bad debt expense (recoveries) of $1,694 and $1,842 for the three month and six month periods ended June 30, 2013, respectively, and $(133) and $1,148 for the three month and six month periods ended June 30, 2012, respectively. In addition, the Company recorded charge-offs, foreign currency translation and other adjustments, which resulted in a net increase (decrease) to the allowance for doubtful accounts of $94 and $(266) for the three month and six month periods ended June 30, 2013, respectively, and $(283) and $158 for the three month and six month periods ended June 30, 2012, respectively. At June 30, 2013 and December 31, 2012, the Company had receivables past due or deemed uncollectible of $27,831 and $25,604, respectively.

Of the Company’s total receivables at June 30, 2013 and December 31, 2012, $74,632 and $76,481, respectively, represented interest-bearing financing fee receivables. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $450,274 and $401,562 at June 30, 2013 and December 31, 2012, respectively, approximates fair value.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

4.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Debt (including interest-bearing deposits of $514 and $578, respectively)	$7,508	$5,948

Equities	51,957	44,992

Funds:
Alternative investments (a)	45,739	57,890
Debt (a)	48,490	32,077
Equity (a)	175,736	154,310
Private equity	112,833	112,444

	382,798	356,721

Equity method	7,101	7,012

Total investments	449,364	414,673
Less:
Interest-bearing deposits	514	578
Equity method	7,101	7,012

Investments, at fair value	$441,749	$407,083

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$3,263	$2,755

(a)	Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $7,631, $31,013 and $121,408, respectively, at June 30, 2013 and $5,054, $18,615 and $76,907, respectively, at December 31, 2012, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“Lazard Fund Interests”) and other similar deferred compensation arrangements. Lazard Fund Interests represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds (see Notes 6 and 12 of Notes to Condensed Consolidated Financial Statements).

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Private equity investments include those owned by Lazard and those consolidated but not owned by Lazard. Private equity investments owned by Lazard are primarily comprised of investments in private equity funds. Such investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies, (ii) a fund targeting significant noncontrolling-stake investments in established private companies, (iii) Edgewater Growth Capital Partners III, L.P. (“EGCP III”), a fund primarily making equity and buyout investments in middle market companies and (iv) Lazard Australia Corporate Opportunities Fund 2 (“COF2”), a Lazard-managed Australian fund targeting Australasian mid-market investments.

Private equity investments consolidated but not owned by Lazard relate to the economic interests that are owned by the management team and other investors in the Edgewater Funds (“Edgewater”) which totaled $9,685 and $11,490 at June 30, 2013 and December 31, 2012, respectively (see Note 10 of Notes to Condensed Consolidated Financial Statements).

During the three month and six month periods ended June 30, 2013 and 2012, the Company reported in revenue-other on its condensed consolidated statements of operations gross unrealized investment gains and losses pertaining to “trading” securities as follows (including, for the three month and six month periods ended June 30, 2012, restated amounts pertaining to certain non-broker dealer subsidiaries):

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2013	2012	2013	2012
Gross unrealized investment gains	$–	$373	$3,748	$9,623
Gross unrealized investment losses	$9,547	$8,324	$6,536	$2,346

5.	FAIR VALUE MEASUREMENTS

Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

Level 1.	Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Lazard has the ability to access.

Level 2.	Assets and liabilities whose values are based on (i) quoted prices for similar assets or liabilities in an active market, or quoted prices for identical or similar assets or liabilities in non-active markets, (ii) assets valued based on net asset value (“NAV”) or its equivalent redeemable at the measurement date or within the near term without redemption restrictions, or (iii) inputs other than quoted prices that are directly observable or derived principally from, or corroborated by, market data.

Level 3.	Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our own assumptions about the assumptions a market participant would use in pricing the asset or liability. Items included in Level 3 include securities or other financial assets whose trading volume and level of activity have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis, as well as assets valued based on NAV or its equivalent, but not redeemable within the near term as a result of redemption restrictions.

The Company’s investments in non-U.S. Government and other debt securities are classified as Level 1 when their respective fair values are based on unadjusted quoted prices in active markets and are classified as Level 2 when their fair values are primarily based on prices as provided by external pricing services.

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

The fair value of investments in debt funds is classified as Level 1 when the fair values are primarily based on the reported closing price for the fund, and classified as Level 2 when the fair values are primarily based on NAV or its equivalent and are redeemable within the near term.

The fair value of investments in equity funds is classified as Level 1, 2 or 3 as follows: publicly traded asset management funds are classified as Level 1 and are valued based on the reported closing price for the fund; investments in asset management funds redeemable in the near term are classified as Level 2 and are valued at NAV or its equivalent, which is primarily determined based on information provided by external fund administrators; and funds valued based on NAV or its equivalent that are not redeemable within the near term are classified as Level 3.

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

Where reported information regarding an investment is based on data received from external fund administrators or pricing services, the Company reviews such information and classifies the investment at the relevant level within the fair value hierarchy.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables present the classification of investments and certain other assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 within the fair value hierarchy:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding interest-bearing deposits)	$1,093	$5,901	$–	$6,994
Equities	51,320	–	637	51,957
Funds:
Alternative investments	–	45,728	11	45,739
Debt	48,486	4	–	48,490
Equity	169,072	6,664	–	175,736
Private equity	–	–	112,833	112,833
Derivatives	–	6,947	–	6,947

Total	$269,971	$65,244	$113,481	$448,696

Liabilities:
Securities sold, not yet purchased	$3,263	$–	$–	$3,263
Derivatives	–	152,514	–	152,514

Total	$3,263	$152,514	$–	$155,777

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding interest-bearing deposits)	$1,443	$3,927	$–	$5,370
Equities	44,802	–	190	44,992
Funds:
Alternative investments	–	54,433	3,457	57,890
Debt	32,073	4	–	32,077
Equity	145,231	9,069	10	154,310
Private equity	–	–	112,444	112,444
Derivatives	–	933	–	933

Total	$223,549	$68,366	$116,101	$408,016

Liabilities:
Securities sold, not yet purchased	$2,696	$59	$–	$2,755
Derivatives	–	102,492	–	102,492

Total	$2,696	$102,551	$–	$105,247

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month and six month periods ended June 30, 2013 and 2012.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the three month and six month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$184	$6	$445	$–	$2	$637
Alternative investment funds	1,304	34	–	(1,327)	–	11
Private equity funds	110,496	3,056	3,259	(4,612)	634	112,833

Total Level 3 Assets	$111,984	$3,096	$3,704	$(5,939)	$636	$113,481

	Six Months Ended June 30, 2013
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$190	$6	$445	$–	$(4)	$637
Alternative investment funds	3,457	128	–	(3,574)	–	11
Equity funds	10	–	–	(10)	–	–
Private equity funds	112,444	3,738	3,259	(5,868)	(740)	112,833

Total Level 3 Assets	$116,101	$3,872	$3,704	$(9,452)	$(744)	$113,481

	Three Months Ended June 30, 2012
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$217	$5	$–	$(30)	$(11)	$181
Alternative investment funds	5,915	(38)	–	(1,251)	–	4,626
Private equity funds	116,563	4,786	56	(4,873)	(2,541)	113,991

Total Level 3 Assets	$122,695	$4,753	$56	$(6,154)	$(2,552)	$118,798

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	Six Months Ended June 30, 2012
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$211	$5	$–	$(30)	$(5)	$181
Alternative investment funds	10,171	89	10	(5,644)	–	4,626
Private equity funds	122,718	12,350	2,752	(22,745)	(1,084)	113,991

Total Level 3 Assets	$133,100	$12,444	$2,762	$(28,419)	$(1,089)	$118,798

(a)	Earnings for the three month and six month periods ended June 30, 2013 and the three month and six month periods ended June 30, 2012 include net unrealized gains of $2,657, $3,327, $3,483 and $9,563, respectively.

Fair Value of Certain Investments Based on NAV—The Company’s Level 2 and Level 3 investments at June 30, 2013 and December 31, 2012 include certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value. Information with respect thereto was as follows:

	June 30, 2013
			% of Fair Value Not Redeemable	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments		% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds	$45,739	$–	NA	NA	NA	NA	(a)	<30-120 days
Debt funds	4	–	NA	NA	NA	NA	(b)	30 days
Equity funds	6,664	–	NA	NA	NA	NA	(c)	<30-90 days
Private equity funds	112,833	27,649	100%	10%	38%	52%	NA	NA

Total	$165,240	$27,649

Redemption frequency as follows:

(a)	daily (1%), weekly (11%), monthly (54%) and quarterly (34%)
(b)	daily (100%)
(c)	monthly (100%)

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

See Note 4 of Notes to Condensed Consolidated Financial Statements for discussion of significant investment strategies for investments valued based on NAV.

Investment Capital Funding Commitments—At June 30, 2013, the maximum unfunded commitments by the Company for capital contributions to investment funds related to (i) Corporate Partners II Limited (“CP II”), amounting to $1,940 for potential “follow-on investments” and/or for fund expenses through the earlier of February 25, 2017 or the liquidation of the fund, (ii) EGCP III, amounting to $18,500, through the earlier of October 12, 2016 (i.e., the end of the investment period) for investments and/or expenses (with a portion of the undrawn amount of such commitment as of that date remaining committed until October 12, 2023 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund and (iii) COF2, amounting to $7,209, through the earlier of November 11, 2016 (i.e., the end of the investment period) for investments and/or fund expenses (with a portion of the undrawn amount of such commitment as of that date remaining committed until November 11, 2019 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund.

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

The tables below present the fair values of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair values of the Company’s derivative liabilities relating to its obligations pertaining to Lazard Fund Interests and other similar deferred compensation arrangements (see Note 12 of Notes to Condensed Consolidated Financial Statements) on the accompanying condensed consolidated statements of financial condition as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Derivative Assets:
Forward foreign currency exchange rate contracts	$626	$893
Equity and fixed income swaps and other (a)	6,321	40

	$6,947	$933

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$1,289	$322
Interest rate swaps	–	235
Equity and fixed income swaps (a)	–	4,342
Lazard Fund Interests and other similar deferred compensation arrangements	151,225	97,593

	$152,514	$102,492

(a)	For equity and fixed income swaps, amounts represent the netting of gross derivative assets and liabilities of $6,332 and $11 as of June 30, 2013, respectively, and $0 and $4,342 as of December 31, 2012, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets”, with receivables for net cash collateral under such contracts of $4,574 and $15,304 as of June 30, 2013 and December 31, 2012, respectively.

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to Lazard Fund Interests and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2013 and 2012, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Forward foreign currency exchange rate contracts	$(1,626)	$4,051	$3,605	$2,129
Lazard Fund Interests and other similar deferred compensation arrangements	3,477	2,856	(248)	89
Equity and fixed income swaps and other	3,756	3,630	(352)	(6,625)

Total	$5,607	$10,537	$3,005	$(4,407)

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

7.	PROPERTY

At June 30, 2013 and December 31, 2012, property consisted of the following:

	Estimated Depreciable Life in Years	June 30, 2013	December 31, 2012
Buildings	33	$165,106	$166,560
Leasehold improvements	3-20	156,915	143,408
Furniture and equipment	3-10	135,769	122,125
Construction in progress		16,646	18,801

Total		474,436	450,894
Less - accumulated depreciation and amortization		232,487	225,861

Property		$241,949	$225,033

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at June 30, 2013 and December 31, 2012 are presented below:

	June 30, 2013	December 31, 2012
Goodwill	$348,549	$364,328
Other intangible assets (net of accumulated amortization)	26,658	28,494

	$375,207	$392,822

At June 30, 2013 and December 31, 2012, goodwill of $284,008 and $299,787, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the six month periods ended June 30, 2013 and 2012 are as follows:

	Six Months Ended June 30,
	2013	2012
Balance, January 1	$364,328	$356,657
Business acquisition	1,440	4,272
Foreign currency translation adjustments	(17,219)	64

Balance, June 30	$348,549	$360,993

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The gross cost and accumulated amortization of other intangible assets as of June 30, 2013 and December 31, 2012, by major intangible asset category, are as follows:

	June 30, 2013			December 31, 2012
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/performance fees	$30,740	$10,726	$20,014	$30,740	$10,678	$20,062
Management fees, customer relationships and non-compete agreements	33,080	26,436	6,644	33,035	24,603	8,432

	$63,820	$37,162	$26,658	$63,775	$35,281	$28,494

Amortization expense of intangible assets for the three month and six month periods ended June 30, 2013 was $1,004 and $1,881, respectively, and for the three month and six month periods ended June 30, 2012 was $2,560 and $3,678, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2013 (July 1 through December 31)	$6,761
2014	8,278
2015	6,438
2016	5,181

Total amortization expense	$26,658

(a)	Approximately 45% of intangible asset amortization is attributable to a noncontrolling interest.

9.	SENIOR DEBT

Senior debt was comprised of the following as of June 30, 2013 and December 31, 2012:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of
				June 30, 2013	December 31, 2012
Lazard Group 7.125% Senior Notes	$550,000	5/15/15	7.125%	$528,500	$528,500
Lazard Group 6.85% Senior Notes	600,000	6/15/17	6.85%	548,350	548,350
Lazard Group Credit Facility	150,000	9/25/15	0.84%	–	–

Total				$1,076,850	$1,076,850

On September 25, 2012, Lazard Group entered into a $150,000, three-year senior revolving credit facility with a group of lenders (the “Credit Facility”), which expires in September 2015. The Credit Facility replaced a similar revolving credit facility which was terminated as a condition to effectiveness of the Credit Facility. Interest rates under the Credit Facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of June 30, 2013, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 0.84%. At June 30, 2013 and December 31, 2012, no amounts were outstanding under the Credit Facility.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The Credit Facility contains customary terms and conditions, including certain financial covenants. In addition, the Credit Facility, the indenture and the supplemental indentures relating to Lazard Group’s senior notes, contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of June 30, 2013, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

As of June 30, 2013, the Company had approximately $262,000 in unused lines of credit available to it, including the Credit Facility, and unused lines of credit available to LFB of approximately $52,000 (at June 30, 2013 exchange rates) and Edgewater of $55,000. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

The Company’s senior debt at June 30, 2013 and December 31, 2012 is carried at historical amounts. At those dates, the fair value of such senior debt outstanding was approximately $1,180,000 and $1,207,000, respectively, and exceeded the aggregate carrying value by approximately $103,000 and $130,000, respectively. The fair value of the Company’s senior debt was based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

10.	COMMITMENTS AND CONTINGENCIES

Leases—The Company has various leases and other contractual commitments arising in the ordinary course of business. In the opinion of management, the fulfillment of such commitments, in accordance with their terms, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At June 30, 2013, LFB had $4,679 of such indemnifications and held $3,837 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the condensed consolidated statement of financial condition.

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

The aggregate fair value of the consideration recognized by the Company at the acquisition date was $61,624. Such consideration consisted of (i) a one-time cash payment, (ii) 1,142,857 shares of Class A common stock (the “Initial Shares”) and (iii) up to 1,142,857 additional shares of Class A common stock (the “Earnout Shares”) that are subject to earnout criteria and payable over time. The Initial Shares are subject to forfeiture provisions that lapse only upon the achievement of certain performance thresholds and transfer restrictions during the four year period ending December 2014. The Earnout Shares will be issued only if certain performance thresholds are met. As of June 30, 2013 and December 31, 2012, 1,371,992 and 1,209,154 shares, respectively, have been earned because applicable performance thresholds have been satisfied. Such shares are no longer subject to any contingencies. As of December 31, 2012, 686,004 of such shares have been settled, and no additional shares have been settled as of June 30, 2013.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Consideration Relating To Other Business Acquisitions—For a business acquired in 2013, the Company is obligated to issue a maximum of 107,617 shares of Class A common stock if certain performance thresholds are achieved.

For a business acquired in 2012, at December 31, 2012, 170,988 shares of Class A common stock (including dividend equivalent shares) were issuable on a non-contingent basis. Such shares were delivered in the first quarter of 2013. The Company is obligated to issue a maximum of 202,650 additional shares of Class A common stock if certain performance thresholds are achieved.

For a business acquired in 2011, the Company is obligated to pay earnout consideration if certain performance thresholds are achieved. The maximum potential earnout consideration payable by the Company cannot exceed $7,000. Through June 30, 2013, no cash payments relating to the earnout consideration were required.

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. These commitments have varying expiration dates, are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level. These commitments may not represent future cash requirements as they may expire without being drawn upon. At June 30, 2013, these commitments were not material.

See Notes 5 and 13 of Notes to Condensed Consolidated Financial Statements for information regarding commitments relating to investment capital funding commitments and obligations to fund our pension plans, respectively.

The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, LFB enters into underwriting commitments in which it participates as a joint underwriter. The settlement of such transactions are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations. At June 30, 2013, LFB had no such underwriting commitments.

In the opinion of management, the fulfillment of the commitments described herein will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Legal—The Company is involved from time to time in judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses, including proceedings initiated by former employees alleging wrongful termination. The Company reviews such matters on a case-by-case basis and establishes any required accrual if a loss is probable and the amount of such loss can be reasonably estimated. The Company experiences significant variation in its revenue and earnings on a quarterly basis. Accordingly, the results of any pending matter or matters could be significant when compared to the Company’s earnings in any particular fiscal quarter. The Company believes, however, based on currently available information, that the results of any pending matters, in the aggregate, will not have a material effect on its business or financial condition.

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

During the six month periods ended June 30, 2013 and 2012, Lazard Group distributed the following amounts to LAZ-MD Holdings and the subsidiaries of Lazard Ltd (none of which related to tax distributions):

	Six Months Ended June 30,
	2013	2012
LAZ-MD Holdings	$387	$2,416
Subsidiaries of Lazard Ltd	30,338	43,011

	$30,725	$45,427

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments, as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.

Exchanges of Lazard Group Common Membership Interests—During the six month periods ended June 30, 2013 and 2012, Lazard Ltd issued 839,658 and 186,701 shares of Class A common stock, respectively, in connection with the exchanges of a like number of Lazard Group common membership interests (received from members of LAZ-MD Holdings in exchange for a like number of LAZ-MD Holdings exchangeable interests).

See “Noncontrolling Interests” below for additional information regarding Lazard Ltd’s and LAZ-MD Holdings’ ownership interests in Lazard Group.

Share Repurchase Program—In February 2011, October 2011, April 2012 and October 2012 the Board of Directors of Lazard Ltd authorized, on a cumulative basis, the repurchase of up to $250,000, $125,000, $125,000 and $200,000, respectively, in aggregate cost of Class A common stock and Lazard Group common membership interests through December 31, 2012, December 31, 2013, December 31, 2013 and December 31, 2014, respectively. The Company’s prior share repurchase authorizations expired on December 31, 2009 and December 31, 2011. The Company expects that the share repurchase program, with respect to the Class A common stock, will continue to be used, among other ways, to offset a portion of the shares that have been or will be issued under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”). Pursuant to such authorizations, purchases have been made in the open market or through privately negotiated transactions. During the six month period ended June 30, 2013, the Company made purchases of 1,434,657 Class A common shares, at an aggregate cost of $50,447 (no Lazard Group common membership interests were purchased during such six month period).

As of June 30, 2013, $103,619 of the current share repurchase amount authorized as of such date remained available under the share repurchase program, all of which expires December 31, 2014. In addition, under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”) and delivery of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to cover its minimum statutory tax withholding requirements (see Note 12 of Notes to Condensed Consolidated Financial Statements).

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A and Series B preferred stock. Series A and Series B preferred shares were issued in connection with certain prior year business acquisitions, are each non-participating securities convertible into Class A common stock and have no voting or dividend rights. As of both June 30, 2013 and December 31, 2012, 7,921 shares of Series A preferred stock were outstanding and no shares of Series B preferred stock were outstanding. At June 30, 2013, no shares of Series A preferred stock were convertible into shares of Class A common stock on a contingent or a non-contingent basis.

Accumulated Other Comprehensive Income (Loss), Net of Tax (“AOCI”)—The table below reflects the components of AOCI at June 30, 2013 and activity during the six month period then ended:

	Currency Translation Adjustments	Interest Rate Hedge	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2013	$19,405	($2,502)	($128,536)	($111,633)	($1,092)	($110,541)

Activity January 1 to June 30, 2013:
Other comprehensive gain (loss) before reclassifications	(30,767)	–	(2,719)	(33,486)	403	(33,889)
Adjustments for items reclassified to earnings, net of tax	–	527	2,430	2,957	16	2,941

Net other comprehensive income (loss)	(30,767)	527	(289)	(30,529)	419	(30,948)

Balance, June 30, 2013	$(11,362)	$(1,975)	$(128,825)	$(142,162)	$(673)	$(141,489)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month and six month periods ended June 30, 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013		2013
Amortization of interest rate hedge	$263	(a)	$527	(a)

Amortization expense relating to employee benefit plans	1,612	(b)	3,232	(b)
Less - tax expense	400		802

Net of tax	1,212		2,430

Total reclassifications, net of tax	$1,475		$2,957

(a)	Included in “interest expense” on the condensed consolidated statements of operations.
(b)	Included in the computation of net periodic benefit cost (see Note 13 of Notes to Condensed Consolidated Financial Statements). Such amount is included in “compensation and benefits” expense on the condensed consolidated statement of operations.

Noncontrolling Interests—Noncontrolling interests principally represent interests held in (i) Lazard Group by LAZ-MD Holdings and (ii) Edgewater’s management vehicles that the Company is deemed to control, but does not own.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables summarize the changes in ownership interests in Lazard Group held by Lazard Ltd and LAZ-MD Holdings during the six month periods ended June 30, 2013 and 2012:

	Lazard Ltd		LAZ-MD Holdings		Total Lazard Group Common Membership Interests
	Common Membership Interests	% Ownership	Common Membership Interests	% Ownership
Balance, January 1, 2012	123,009,311	94.8%	6,756,779	5.2%	129,766,090
Activity January 1 to June 30, 2012:
Common membership interest activity in connection with:
Exchanges for Class A common stock	186,701		(186,701)		–

Balance, June 30, 2012	123,196,012	94.9%	6,570,078	5.1%	129,766,090

Balance, January 1, 2013	128,216,423	98.8%	1,549,667	1.2%	129,766,090
Activity January 1 to June 30, 2013:
Common membership interest activity in connection with:
Exchanges for Class A common stock	839,658		(839,658)		–

Balance, June 30, 2013	129,056,081	99.5%	710,009	0.5%	129,766,090

The change in Lazard Ltd’s ownership in Lazard Group in the six month periods ended June 30, 2013 and 2012 did not materially impact Lazard Ltd’s stockholders’ equity.

The tables below summarize net income attributable to noncontrolling interests for the three month and six month periods ended June 30, 2013 and 2012 and noncontrolling interests as of June 30, 2013 and December 31, 2012 in the Company’s condensed consolidated financial statements:

	Net Income (Loss) Attributable To Noncontrolling Interests
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Edgewater	$287	$1,698	$2,653	$3,872
LAZ-MD Holdings	305	1,694	497	3,019
Other	(24)	(51)	(293)	(46)

Total	$568	$3,341	$2,857	$6,845

	Noncontrolling Interests As Of
	June 30, 2013	December 31, 2012
Edgewater	$71,020	$75,262
LAZ-MD Holdings	2,248	5,405
Other	859	1,217

Total	$74,127	$81,884

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Dividend Declared, July 2013—On July 24, 2013, the Board of Directors of Lazard Ltd declared a quarterly dividend of $0.25 per share on its Class A common stock, payable on August 23, 2013, to stockholders of record on August 6, 2013.

12.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2005 Plan and 2008 Plan and activity with respect thereto during the six month periods ended June 30, 2013 and 2012, is presented below.

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

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs and restricted stock awards) and “professional services” expense (with respect to deferred stock units (“DSUs”)) within the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Share-based incentive awards:
RSUs (a)	$52,147	$63,428	$117,089	$145,319
PRSUs	1,995	–	2,433	–
Restricted stock (b)	1,824	1,704	7,085	5,879
DSUs	1,403	1,218	1,474	1,288

Total	$57,369	$66,350	$128,081	$152,486

(a)	Includes, during the three month and six month periods ended June 30, 2013, $4,644 and $9,099, respectively, relating to the Cost Saving Initiatives (see Note 14 of Notes to Condensed Consolidated Financial Statements).
(b)	Includes, during the three month and six month periods ended June 30, 2013, $14 and $247, respectively, relating to the Cost Saving Initiatives.

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

RSUs generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the six month periods ended June 30, 2013 and 2012, issuances of RSUs pertaining to such dividend participation rights and respective charges to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”), consisted of the following:

	Six Months Ended June 30,
	2013	2012
Number of RSUs issued	131,669	310,756
Charges to retained earnings, net of estimated forfeitures	$4,062	$7,277

Non-executive members of the Board of Directors receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 39,315 and 49,735 DSUs granted during the six month periods ended June 30, 2013 and 2012, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into Class A common stock at the time of cessation of service to the Board and, for purposes of calculating diluted net income per share, are included in the diluted weighted average shares of Class A common stock outstanding using the “treasury stock” method. DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock, and resulted in nominal cash payments for the six month periods ended June 30, 2013 and 2012.

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. During the six month periods ended June 30, 2013 and 2012, 3,916 and 5,489 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs during the six month periods ended June 30, 2013 and 2012:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2013	21,481,131	$33.92	204,496	$31.47
Granted (including 131,669 RSUs relating to dividend participation)	4,689,312	$36.95	43,231	$34.09
Forfeited	(223,346)	$34.64	–	–
Vested	(8,589,999)	$34.99	–	–

Balance, June 30, 2013	17,357,098	$34.20	247,727	$31.93

Balance, January 1, 2012	20,751,829	$36.84	140,660	$34.83
Granted (including 310,756 RSUs relating to dividend participation)	7,847,541	$27.51	55,224	$23.32
Forfeited	(311,601)	$35.46	–	–
Vested	(3,631,932)	$33.83	–	–

Balance, June 30, 2012	24,655,837	$34.32	195,884	$31.58

In connection with RSUs which vested during the six month periods ended June 30, 2013 and 2012, the Company satisfied its minimum statutory tax withholding requirements in lieu of issuing 3,309,900 and 967,828 shares of Class A common stock in the respective six month periods. Accordingly, 5,280,099 and 2,664,104 shares of Class A common stock held by the Company were delivered during the six month periods ended June 30, 2013 and 2012, respectively.

During the fourth quarter of 2012, 958,213 RSUs were modified through forward purchase agreements into liability awards. Such liability awards were settled on March 1, 2013 for $28,612. During the six month period ended June 30, 2013, compensation expense of $1,690 was recorded for such liability awards.

As of June 30, 2013, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $236,000, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.5 years subsequent to June 30, 2013.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the six month periods ended June 30, 2013 and 2012:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2013	1,972,609	$34.85
Granted	368,736	$36.74
Forfeited	(35,183)	$33.29
Vested	(1,727,121)	$36.00

Balance, June 30, 2013	579,041	$32.73

Balance, January 1, 2012	95,332	$37.63
Granted/Exchanged	577,323	$29.25
Forfeited	(18,921)	$29.51
Vested	(131,743)	$28.63

Balance, June 30, 2012	521,991	$30.93

In connection with shares of restricted Class A common stock that vested during the six month periods ended June 30, 2013 and 2012, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 17,915 and 28,129 shares of Class A common stock during the respective six month periods. Accordingly, 1,709,206 and 103,614 shares of Class A common stock held by the Company were delivered during the six month periods ended June 30, 2013 and 2012, respectively.

The awards include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At June 30, 2013, unrecognized restricted stock expense was approximately $11,000, with such expense to be recognized over a weighted average period of approximately 1.7 years subsequent to June 30, 2013.

PRSUs

During the six month period ended June 30, 2013, the Company granted 448,128 PRSUs. The PRSUs are subject to both performance-based and service-based vesting conditions. The number of shares of Class A common stock that a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics that relate to the Company’s performance over the three-year period beginning on January 1, 2012 and ending on December 31, 2014. The target number of shares of Class A common stock subject to each PRSU is one; however, based on the achievement of the performance criteria, the number of shares of Class A common stock that may be received in connection with each PRSU can range from zero to three times the target number. The PRSUs granted in 2013 will vest 33% in March 2015 and 67% in March 2016, provided the applicable service and performance conditions are satisfied. In addition, the performance metrics applicable to each PRSU will be evaluated on an annual basis at the end of each fiscal year during the performance period and, if the Company has achieved a threshold level of performance with respect to the fiscal year, 25% of the target number of shares of Class A common stock subject to each PRSU will no longer be at risk of forfeiture based on the achievement of performance criteria. PRSUs generally include dividend participation rights.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value of $36.11 per share. As of June 30, 2013, the total estimated unrecognized compensation expense for PRSUs granted in 2013 was approximately $14,000, and the Company expects to amortize such expense over a weighted-average period of approximately 1.9 years.

Lazard Fund Interests and Other Similar Deferred Compensation Arrangements

Commencing in February 2011, the Company granted Lazard Fund Interests to eligible employees. In connection with the Lazard Fund Interests and other similar deferred compensation arrangements, which generally require future service as a condition for vesting, the Company recorded a prepaid compensation asset and a corresponding compensation liability on the grant date based upon the fair value of the award. The prepaid asset is amortized on a straight-line basis over the applicable vesting periods or requisite service periods (which are generally similar to the comparable periods for RSUs), and is charged to “compensation and benefits” expense within the Company’s consolidated statement of operations. Lazard Fund Interests and similar deferred compensation arrangements that do not require future service are expensed immediately. The related compensation liability is accounted for at fair value as a derivative liability, which contemplates the impact of estimated forfeitures, and is adjusted for changes in fair value primarily related to changes in value of the underlying investments.

The following is a summary of activity relating to Lazard Fund Interests and other similar deferred compensation arrangements during the six month periods ended June 30, 2013 and 2012:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2013	$47,445	$97,593
Granted	72,217	72,217
Settled	–	(19,107)
Forfeited	(685)	(859)
Amortization	(30,226)	–
Change in fair value related to:
Increase in fair value of underlying investments	–	248
Adjustment for estimated forfeitures	–	2,049
Other	(396)	(916)

Balance, June 30, 2013	$88,355	$151,225

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2012	$17,782	$29,900
Granted	64,631	64,631
Settled	–	(8,641)
Forfeited	(1,008)	(993)
Amortization	(16,985)	–
Decrease in fair value of underlying investments	–	(89)
Other	979	833

Balance, June 30, 2012	$65,399	$85,641

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.9 years subsequent to June 30, 2013.

The following is a summary of the impact of Lazard Fund Interests and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Compensation expense:
Amortization, net of forfeitures (a)	$19,052	$10,800	$32,101	$16,985
Change in fair value of underlying investments	(3,477)	(2,856)	248	(89)

Total	$15,575	$7,944	$32,349	$16,896

(a)	Includes, during the three month and six month periods ended June 30, 2013, $1,748 and $2,665, respectively, relating to the Cost Saving Initiatives.

13.	EMPLOYEE BENEFIT PLANS

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

Employer Contributions to Pension Plans—The Company’s funding policy for its U.S. and non-U.S. pension plans is to fund when required or when applicable upon an agreement with the plans’ Trustees. Management also evaluates from time to time whether to make voluntary contributions to the plans. The Company did not make a contribution to the U.S. pension plans during the six month period ended June 30, 2013.

On April 30, 2012, the Company and the Trustees of the U.K. pension plans concluded the December 31, 2010 triennial valuations of the plans. In connection with such valuations and a previously negotiated agreement with the Trustees, the Company and the Trustees agreed upon pension funding terms (the “agreement”) (which superseded the terms of an agreement reached in June 2009 with respect to the previous triennial valuation as of December 31, 2007) whereby the Company: (i) made a contribution in December 2011 to the plans of 2.3 million British pounds ($3,687 at December 31, 2011 exchange rates) from a previously established escrow account, (ii) agreed to make contributions of 1 million British pounds during each year from 2012 through 2020 inclusive, and (iii) amended the previous escrow arrangement into an account security arrangement covering 10.2 million British pounds, committing to make annual contributions of 1 million British pounds into such account security arrangement during each year from 2014 through 2020, inclusive. It was further agreed that, to the extent that the value of the plans’ assets falls short of the funding target for June 1, 2020 that has been agreed upon with the Trustees, the assets from the account security arrangement would be released into the plans at that date. Additionally, the Company agreed to fund the expenses of administering the plans, including certain regulator levies and the cost of other professional advisors to the plans. The terms of the agreement are subject to adjustment based on the results of subsequent triennial valuations. The aggregate amounts in the account security arrangement at June 30, 2013 and December 31, 2012 of approximately $15,600 and $16,500, respectively, have

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

been recorded in “cash deposited with clearing organizations and other segregated cash” on the accompanying condensed consolidated statements of financial condition. Income on the account security arrangement accretes to the Company and is recorded in interest income.

During the six month period ended June 30, 2013, the Company contributed 1 million British pounds ($1,543 at June 30, 2013 exchange rates) to these U.K. pension plans, and no contributions were required to be made to other non-U.S. pension plans.

The following table summarizes the components of net periodic benefit cost related to the Company’s post-retirement plans for the three month and six month periods ended June 30, 2013 and 2012:

	Pension Plans		Medical Plan
	Three Months Ended June 30,
	2013	2012	2013	2012
Components of Net Benefit Cost (Credit):
Service cost	$309	$166	$17	$19
Interest cost	6,689	6,885	44	52
Expected return on plan assets	(6,585)	(6,622)	–	–
Amortization of:
Prior service cost	700	687	–	–
Net actuarial loss	912	420	–	–
Settlement loss (a)	–	886	–	–

Net benefit cost	$2,025	$2,422	$61	$71

	Pension Plans		Medical Plan
	Six Months Ended June 30,
	2013	2012	2013	2012
Components of Net Benefit Cost (Credit):
Service cost	$623	$338	$27	$30
Interest cost	13,442	13,787	91	105
Expected return on plan assets	(13,382)	(13,294)	–	–
Amortization of:
Prior service cost	1,406	1,388	–	–
Net actuarial loss	1,826	831	–	–
Settlement loss (a)	–	886	–	–

Net benefit cost	$3,915	$3,936	$118	$135

(a)	During the three month period ended June 30, 2012, the Company’s pension plans in the U.S. made lump sum benefit payments in excess of the plans’ annual service and interest costs, which, under U.S. GAAP, requires that the plans’ obligations and assets be remeasured. The remeasurement of the plans resulted in the recognition of actuarial losses totaling $1,935 recorded in “other comprehensive income (loss), net of tax” (“OCI”), which, combined with a settlement loss of $886 recognized in “compensation and benefits” expense, resulted in a net charge to OCI of $1,049.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

14.	COST SAVING INITIATIVES

In October 2012, the Company announced cost saving initiatives (the “Cost Saving Initiatives”) relating to the Company’s operations. These initiatives include streamlining our corporate structure and consolidating support functions; realigning our investments into areas with potential for the greatest long-term return; the settlement of certain contractual obligations; occupancy cost reduction; and creating greater flexibility to retain and attract the best people and invest in new growth areas.

In connection with the Cost Saving Initiatives, the Company incurred pre-tax implementation expense, by segment, as reflected in the tables below:

	Financial Advisory	Asset Management	Corporate	Total
Three Month Period Ended June 30, 2013:
Compensation and benefits	$25,352	$–	$1,376	$26,728
Other	412	–	11,241	11,653

Total	$25,764	$–	$12,617	$38,381

	Financial Advisory	Asset Management	Corporate	Total
Six Month Period Ended June 30, 2013:
Compensation and benefits	$45,746	$236	$5,417	$51,399
Other	2,033	(1)	11,272	13,304

Total	$47,779	$235	$16,689	$64,703

	Financial Advisory	Asset Management	Corporate	Total
Cumulative Through June 30, 2013:
Compensation and benefits	$121,879	$12,292	$17,215	$151,386
Other	3,432	732	11,729	15,893

Total	$125,311	$13,024	$28,944	$167,279

Expenses associated with the implementation of the Cost Saving Initiatives were completed during the second quarter of 2013.

Activity related to the obligations pursuant to the Cost Saving Initiatives during the six month period ended June 30, 2013 was as follows:

	Accrued Compensation and Benefits	Other Liabilities	Total
Balance, January 1, 2013	$46,128	$1,714	$47,842
New charges	51,399	13,304	64,703
Less:
Non-cash charges	(12,007)	(3,022)	(15,029)
Settlements	(40,031)	(1,162)	(41,193)

Balance, June 30, 2013	$45,489	$10,834	$56,323

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

The Company recorded income tax provisions of $9,017 and $12,965 for the three month and six month periods ended June 30, 2013, respectively, and $10,371 and $19,138 for the three month and six month periods ended June 30, 2012, respectively, representing effective tax rates of 22.0%, 20.7%, 23.3% and 23.2%, respectively. The difference between the U.S. federal statutory rate of 35.0% and the effective tax rates reflected above principally relates to (i) Lazard Group primarily operating as a limited liability company in the U.S., (ii) taxes payable to foreign jurisdictions that are not offset against U.S. income taxes, (iii) foreign source income not subject to U.S. income taxes (including interest on intercompany financings), (iv) Lazard Group’s income from U.S. operations attributable to noncontrolling interests, and (v) U.S. state and local taxes (primarily UBT), which are incremental to the U.S. federal statutory tax rate.

Substantially all of Lazard’s foreign operations are conducted in “pass-through” entities for U.S. income tax purposes and the Company provides for U.S. income taxes on a current basis for substantially all of those earnings. The repatriation of prior earnings attributable to “non-pass-through” entities would not result in the recognition of a material amount of additional U.S. income taxes.

Tax Receivable Agreement

The redemption of historical partner interests in connection with the Company’s separation and recapitalization that occurred in May 2005 and subsequent exchanges of LAZ-MD Holdings exchangeable interests for shares of Class A common stock have resulted, and future exchanges of LAZ-MD Holdings exchangeable interests for shares of Class A common stock may result, in increases in the tax basis of the tangible and intangible assets of Lazard Group. The tax receivable agreement dated as of May 10, 2005 with LFCM Holdings LLC (“LFCM Holdings”) requires the Company to pay LFCM Holdings 85% of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of the above-mentioned increases in tax basis. The Company calculates this provision annually and includes such amounts in operating expenses on its consolidated statements of operations once the results of operations for the full year are known. Based on the financial results for the applicable annual periods, there is no provision for such payments in the six month periods ended June 30, 2013 and 2012. If any provision is required pursuant to the tax receivable agreement, such amount would be fully offset by a reduction in the Company’s income tax expense.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

16.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

The Company’s basic and diluted net income per share calculations for the three month and six month periods ended June 30, 2013 and 2012 are computed as described below.

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

Diluted Net Income Per Share

Numerator—utilizes net income attributable to Lazard Ltd for the respective periods, as in the basic net income per share calculation described above, plus, to the extent applicable and dilutive, (i) changes in net income attributable to noncontrolling interests resulting from assumed Class A common stock issuances in connection with share-based incentive compensation and, on an “as-if-exchanged” basis, amounts applicable to LAZ-MD Holdings exchangeable interests and (ii) income tax related to (i) above.

Denominator—utilizes the weighted average number of shares of Class A common stock outstanding for the respective periods, as in the basic net income per share calculation described above, plus, to the extent dilutive, the incremental number of shares of Class A common stock to settle share-based incentive compensation and LAZ-MD Holdings exchangeable interests, using the “treasury stock” method or the “as-if-exchanged” basis, as applicable.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The calculations of the Company’s basic and diluted net income per share and weighted average shares outstanding for the three month and six month periods ended June 30, 2013 and 2012 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to Lazard Ltd	$31,353	$30,821	$46,713	$56,373
Add (deduct) - adjustment associated with Class A common stock issuable on a non-contingent basis	–	2	–	2

Net income attributable to Lazard Ltd - basic	31,353	30,823	46,713	56,375
Add - dilutive effect, as applicable, of:
Adjustments to income relating to interest expense and changes in net income attributable to noncontrolling interests resulting from assumed Class A common stock issuances in connection with share-based incentive compensation and exchangeable interests, net of tax	289	1,686	471	2,876

Net income attributable to Lazard Ltd - diluted	$31,642	$32,509	$47,184	$59,251

Weighted average number of shares of Class A common stock outstanding	121,028,696	117,478,380	118,975,340	118,079,120
Add - adjustment for shares of Class A common stock issuable on a non-contingent basis	731,286	756,940	758,753	653,311

Weighted average number of shares of Class A common stock outstanding - basic	121,759,982	118,235,320	119,734,093	118,732,431
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of Class A common stock issuable from share-based incentive compensation and exchangeable interests	10,704,314	16,401,615	12,905,835	16,883,126

Weighted average number of shares of Class A common stock outstanding - diluted	132,464,296	134,636,935	132,639,928	135,615,557

Net income attributable to Lazard Ltd per share of Class A common stock:
Basic	$0.26	$0.26	$0.39	$0.47

Diluted	$0.24	$0.24	$0.36	$0.44

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

17.	RELATED PARTIES

Amounts receivable from, and payable to, related parties are set forth below:

	June 30, 2013	December 31, 2012
Receivables
LFCM Holdings	$14,232	$20,529
Other	1,010	3,272

Total	$15,242	$23,801

Payables
LFCM Holdings	$4,749	$2,943
Other	10	705

Total	$4,759	$3,648

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

For the three month and six month periods ended June 30, 2013, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $300 and $932, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $(970) and $(470), respectively. For the three month and six month periods ended June 30, 2012, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $702 and $1,515, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $3,552 and $4,366, respectively. Amounts relating to the administrative services agreement are reported as reductions to operating expenses. Net referral fees for underwriting transactions under the business alliance agreement are reported in “revenue-other”. Net referral fees for private placement, M&A and restructuring transactions under the business alliance agreement are reported in advisory fee revenue.

Receivables from LFCM Holdings and its subsidiaries as of June 30, 2013 and December 31, 2012 include $8,568 and $14,299, respectively, related to administrative and support services and other receivables, which include sublease income and reimbursement of expenses incurred on behalf of LFCM Holdings, and $5,664 and $6,230, respectively, related to referral fees for underwriting and private placement transactions. Payables to

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

LFCM Holdings and its subsidiaries at June 30, 2013 and December 31, 2012 include $4,749 and $2,943, respectively, primarily relating to referral fees for Financial Advisory transactions.

Other

Other receivables and payables at June 30, 2013 and December 31, 2012 primarily relate to referral fees for M&A transactions with MBA Lazard Holdings S.A. and its affiliates, an Argentina-based group in which the Company has a 50% ownership interest, and, at December 31, 2012, a related party loan.

LAZ-MD Holdings

Lazard Group provides certain administrative and support services to LAZ-MD Holdings through an administrative services agreement, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the three month and six month periods ended June 30, 2013, such charges amounted to $250 and $500, respectively. For the three month and six month periods ended June 30, 2012, such charges amounted to $187 and $375, respectively.

18.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6  2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At June 30, 2013, LFNY’s regulatory net capital was $128,583, which exceeded the minimum requirement by $124,897.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority, which replaced the Financial Services Authority as the U.K. Subsidiaries’ regulator effective April 1, 2013. At June 30, 2013, the aggregate regulatory net capital of the U.K. Subsidiaries was $74,781, which exceeded the minimum requirement by $54,858.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel for its banking activities conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), are subject to regulation and supervision by the Autorité des Marchés Financiers. At June 30, 2013, the consolidated regulatory net capital of CFLF was $185,983, which exceeded the minimum requirement set for regulatory capital levels by $154,183.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At June 30, 2013, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $103,267, which exceeded the minimum required capital by $76,657.

At June 30, 2013, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Lazard Ltd had been subject to supervision by the SEC as a Supervised Investment Bank Holding Company (“SIBHC”). As a SIBHC, Lazard Ltd was subject to group-wide supervision, which required it to compute allowable capital and risk allowances on a consolidated basis. However, pursuant to Section 617 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the SEC’s SIBHC program was eliminated on July 21, 2011. Pursuant to relevant rules in the European Union, which we continue to examine, LFB, as a European credit institution, is required to be supervised on a consolidated basis by another regulatory body, either in the U.S., by the Board of Governors of the Federal Reserve, or in the European Union. The Dodd-Frank Act and the rules and regulations that may be adopted thereunder (including regulations that have not yet been proposed) could affect us in other ways. We continue to monitor the possible effect of the implementation of alternatives available to us.

19.	SEGMENT INFORMATION

The Company’s reportable segments offer different products and services and are managed separately, as different levels and types of expertise are required to effectively manage the segments’ transactions. Each segment is reviewed to determine the allocation of resources and to assess its performance. The Company’s principal operating activities are included in two business segments as described in Note 1 above - Financial Advisory and Asset Management. In addition, as described in Note 1 above, the Company records selected other activities in its Corporate segment.

The Company’s segment information for the three month and six month periods ended June 30, 2013 and 2012 was prepared using the following methodology:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended June 30,		Six Months Ended June 30,
		2013(a)	2012	2013(a)	2012
Financial Advisory	Net Revenue	$263,307	$242,624	$431,769	$519,820
	Operating Expenses	239,766	231,200	456,674	481,097

	Operating Income (Loss)	$23,541	$11,424	$(24,905)	$38,723

Asset Management	Net Revenue	$245,499	$211,053	$489,524	$425,580
	Operating Expenses	187,554	156,619	342,631	317,120

	Operating Income	$57,945	$54,434	$146,893	$108,460

Corporate	Net Revenue (Expense)	$(18,401)	$(16,767)	$(28,985)	$(22,451)
	Operating Expenses	22,147	4,558	30,468	42,376

	Operating Income (Loss)	$(40,548)	$(21,325)	$(59,453)	$(64,827)

Total	Net Revenue	$490,405	$436,910	$892,308	$922,949
	Operating Expenses	449,467	392,377	829,773	840,593

	Operating Income	$40,938	$44,533	$62,535	$82,356

(a)	See Note 14 of Notes to Condensed Consolidated Financial Statements for information regarding the Cost Saving Initiatives, and the impact on each of the Company’s business segments during the three month and six month periods ended June 30, 2013.

	As Of
	June 30, 2013	December 31, 2012
Total Assets
Financial Advisory	$722,702	$793,007
Asset Management	539,662	566,677
Corporate	1,658,865	1,627,209

Total	$2,921,229	$2,986,893

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Ltd’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”). All references to “2013”, “2012”, “second quarter”, “first half” or “the period” refer to, as the context requires, the three month and six month periods ended June 30, 2013 and June 30, 2012.

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

In addition, we record selected other activities in our Corporate segment, including management of cash, investments and outstanding indebtedness, as well as certain commercial banking activities of Lazard Group’s Paris-based subsidiary, Lazard Frères Banque SA (“LFB”).

LFB is a registered bank regulated by the Autorité de Contrôle Prudentiel. It is engaged primarily in commercial and private banking services for clients and funds managed by Lazard Frères Gestion SAS (“LFG”) and other clients, investment banking activities, including participation in underwritten offerings of securities in France, and asset-liability management.

Our consolidated net revenue was derived from the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Financial Advisory	54%	56%	48%	56%
Asset Management	50	48	55	46
Corporate	(4)	(4)	(3)	(2)

Total	100%	100%	100%	100%

We also invest our own capital from time to time, generally alongside capital of qualified institutional and individual investors in alternative investments or private equity investments, and, since 2005, we have engaged in a number of alternative investments and private equity activities, including investments through (i) the Edgewater Funds (“Edgewater”), our Chicago-based private equity firm (see Note 10 of Notes to Condensed Consolidated Financial Statements), (ii) Lazard Australia Corporate Opportunities Fund 2 (“COF2”), a Lazard-managed Australian private equity fund targeting Australasian mid-market investments, (iii) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small-to mid-cap European companies and (iv) a private equity fund targeting significant noncontrolling-stake investments in established private companies. We may explore and discuss opportunities to expand the scope of our alternative investment and private equity activities in Europe, the U.S. and elsewhere. These opportunities could include internal growth of new funds and direct investments by us, partnerships or strategic relationships, investments with third parties or acquisitions of existing funds or management companies. Also, consistent with our obligations to LFCM Holdings LLC (“LFCM Holdings”), we may explore discrete capital markets opportunities.

Business Environment and Outlook

Economic and global financial market conditions can materially affect our financial performance. As described above, our principal sources of revenue are derived from activities in our Financial Advisory and Asset Management business segments. As our Financial Advisory revenues are primarily dependent on the successful completion of merger, acquisition, restructuring, capital raising or similar transactions, and our Asset Management revenues are primarily driven by the levels of AUM, weak economic and global financial market conditions can result in a challenging business environment for M&A and capital-raising activity as well as our Asset Management business, but may provide opportunities for our restructuring business.

Equity market indices at June 30, 2013 increased in the U.S. when compared to such indices at June 30, 2012, December 31, 2012 and March 31, 2013. Outside the U.S., equity market indices at June 30, 2013 generally increased as compared to June 30, 2012, but decreased when compared to December 31, 2012 and March 31, 2013. On an industry-wide basis, during the first half of 2013, the value of completed M&A transactions increased while the number of completed transactions decreased as compared to the corresponding prior year period. Global restructuring activity, as measured by the value and number of corporate defaults, increased in the first half of 2013 as compared to the same period last year, but remains low relative to historical levels.

In mid-2013, interest rates remain low relative to historical levels and corporate cash balances remain high. Global macroeconomic conditions appear to be improving but remain uncertain, especially with respect to Europe. The breadth of our businesses has mitigated the impact of the European financial crisis. Although completed European M&A activity declined in the first half of 2013 and contributed to the revenue decrease in our Financial Advisory business, we believe other advisory opportunities, including opportunities for our Sovereign Advisory and Capital Structure businesses, may offset the slowdown. In our Asset Management business, most of LAM’s European clients are invested with LAM primarily outside of Europe. Many of those who are invested in Europe are invested in European fixed income, which has not had a significant impact on our Asset Management business. Nonetheless, the business situation in Europe remains challenging. Despite volatility in emerging markets during the second quarter of 2013, we have experienced positive flows in our Emerging Markets debt and equity platforms.

We intend to leverage our existing infrastructure to capitalize on any global macroeconomic recovery, any upturn in the M&A cycle, and any momentum in the global equity markets. We expect to generate revenue growth by remaining adequately staffed to capitalize on any macroeconomic recovery and deploying our intellectual capital to generate new revenue streams. We also remain focused on expense management, and in October 2012 we announced a number of cost saving initiatives (the “cost saving initiatives”) relating to our operations. See “Cost Saving Initiatives” below and Note 14 of Notes to Condensed Consolidated Financial Statements.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•	Financial Advisory – In the near- to mid-term, we expect that the U.S. macroeconomic environment will likely be the strongest of the developed economies. Certain legal decisions in the U.S. reinforce the importance of independent advice, and the global scale and breadth of our Financial Advisory business allows us to advise on large, complex cross-border transactions across a variety of industries. We continue to develop our range of advisory capabilities, in particular in Europe, with our Sovereign Advisory, Restructuring and Capital Structure businesses. In addition, we believe our businesses throughout the emerging markets, Japan and Australia position us for growth in these markets, while strengthening and distinguishing our relationships with clients in developed economies. We recently integrated our Brazilian operations based in São Paulo. We also established the Lazard Africa initiative, to leverage our sovereign and corporate expertise in this rapidly growing region, for our clients in both developed and developing countries.

•

Asset Management – Generally, we have seen increased investor demand across regions and investment platforms. In the short to intermediate term, we expect most of our growth will come from defined benefit and defined contribution plans in the developed economies because of their sheer scope and size. Over the longer term, we expect an increasing share of our AUM to come from the developing economies in Asia, Latin America and the Middle East, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Our global footprint is already well established in the developed economies and we expect our business in the developing economies will continue to expand. Given our globally diversified platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from growth that may occur in the asset management industry. We recently extended the global footprint of our Asset Management business by opening new offices in Zurich and Singapore. We are continually developing and seeding new investment strategies that extend our existing platforms. Recent examples of growth initiatives include the following investment strategies: Emerging Markets Debt, Core Emerging Markets Equity, Emerging Markets Small Cap Equity, Real Estate, Managed Volatility Strategies and Asian Equities.

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

Certain data with respect to our Financial Advisory and Asset Management businesses is included below.

Financial Advisory

As reflected in the following table, which sets forth global industry statistics for the second quarter and first half of 2013 and 2012, the value and number of completed and announced M&A transactions in the 2013 periods generally decreased compared to the corresponding periods in 2012.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Incr / (Decr)	2013	2012	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
Value	$501	$567	(12)%	$1,016	$970	5%
Number	5,924	7,380	(20)%	12,640	15,030	(16)%
Announced M&A Transactions:
Value	$496	$640	(23)%	$983	$1,114	(12)%
Number	8,180	9,659	(15)%	17,015	19,202	(11)%

Source:	Thomson Reuters as of July 8, 2013.

Global restructuring activity during the first half of 2013, as measured by the value of debt defaults, increased from the corresponding period in 2012, with the number of issuers defaulting increasing to 40 in the first half of 2013, according to Moody’s Investors Service, Inc., as compared to 33 in the corresponding period of 2012.

Asset Management

A comparison of major equity market indices at June 30, 2013, against such indices at March 31, 2013, December 31, 2012 and June 30, 2012, is shown in the table below.

	Percentage Changes June 30, 2013 vs.
	March 31, 2013	December 31, 2012	June 30, 2012
MSCI World Index	–%	7%	16%
Euro Stoxx	(1)%	(1)%	15%
MSCI Emerging Market	(9)%	(11)%	–%
S&P 500	2%	13%	18%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM and the nature of the AUM product mix. Accordingly, market movements, foreign currency volatility and changes in our AUM product mix will impact the level of revenues we receive from our Asset Management business when comparing periodic results. A substantial portion of our AUM is invested in equities, and market movements reflected in the changes in Lazard’s AUM during the period generally correspond to the changes in global equity market indices. Our AUM at June 30, 2013 decreased 2% versus AUM at December 31, 2012 primarily due to net outflows, and our average AUM for the first half of 2013 increased 14% as compared to our average AUM for the corresponding period of 2012.

Cost Saving Initiatives

In October 2012, we announced cost saving initiatives which, at that time, were expected to result in approximately $125 million in annual savings from our compensation and non-compensation cost base. We currently expect total annual savings related to the cost saving initiatives to be approximately $160 million, which will be partially offset by investment in our business.

Approximately $120 million of the expected annual savings relate to compensation expense associated with our headcount, and approximately $40 million to non-compensation expense. We anticipate that more than two-thirds of these savings will be realized in 2013, with the full impact of all the savings reflected in our 2014 results.

Expenses associated with implementation of the cost saving initiatives were completed in the second quarter of 2013 and have been reflected in our financial results. These implementation expenses were approximately: $38 million in the second quarter of 2013; $26 million in the first quarter of 2013; and $103 million in the fourth quarter of 2012, for a total of approximately $167 million. Approximately 75% of the implementation expenses are expected to be paid in cash.

The cost saving initiatives are intended to improve our profitability with minimal impact on revenue growth. The initiatives include: streamlining our corporate structure and consolidating support functions; realigning our investments into areas with potential for the greatest long-term return; the settlement of certain contractual obligations; occupancy cost reduction; and creating greater flexibility to retain and attract the best people and invest in new growth areas.

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

For hedge funds, incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks or thresholds. The Company records incentive fees on traditional products and hedge funds at the end of the relevant performance measurement period, when potential uncertainties regarding the ultimate realizable amounts have been determined. The incentive fee measurement period is generally an annual period (unless an account terminates during the year). The incentive fees received at the end of the measurement period are not subject to reversal or payback. Incentive fees on hedge funds are often subject to loss carryforward provisions in which losses incurred by the hedge funds in any year are applied against certain gains realized by the hedge funds in future periods before any incentive fees can be earned.

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

Although Corporate segment net revenue during the first half of 2013 represented (3)% of Lazard’s net revenue, total assets in the Corporate segment represented 57% of Lazard’s consolidated total assets as of June 30, 2013, which are attributable to investments in government bonds and money market funds, fixed income funds, alternative investment funds and other securities, private equity investments, cash and assets associated with LFB.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards, including (a) share-based incentive compensation under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”) and (b) Lazard Fund Interests awards and other similar deferred compensation arrangements (see Note 12 of Notes to Condensed Consolidated Financial Statements), (iii) a provision for discretionary or guaranteed cash bonuses and profit pools and (iv) when applicable, severance payments. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our actual and forecasted operating and financial performance, staffing levels, competitive pay conditions and the nature of revenues earned, as well as the mix between current and deferred compensation.

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

Compensation and benefits expense is the largest component of our operating expenses. Our goal is for awarded compensation and benefits expense to rise at a slower rate than operating revenue growth, and if operating revenue declines, awarded compensation and benefits expense should also decline. In addition, we seek to maintain discipline with respect to the rate at which we award deferred compensation. Based on a similar level and mix of revenues from our business as in 2012 and a gradual improvement in the macroeconomic environment, we believe that over the cycle we can attain a ratio of awarded compensation and benefits expense to operating revenue in the mid-to-high-50s percentage range, which compares to 59.4% for the year ended December 31, 2012. While we have implemented initiatives, including the cost saving initiatives announced in October 2012 (see “Cost Saving Initiatives” above), that we believe will assist us in attaining a ratio within this range, there can be no guarantee that such a ratio will be attained or that our policies or initiatives will not change in the future. We may benefit from pressure on compensation costs within the financial services industry in future periods; however, increased competition for senior professionals, changes in the macroeconomic environment or the financial markets generally, lower operating revenue, changes in the mix of revenues from our businesses or various other factors could prevent us from attaining this goal.

Lazard’s operating expenses also include “non-compensation expense” (which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and other expenses), amortization of intangible assets related to acquisitions and, in the 2012 and 2013 periods, the relevant portions of the expense relating to the first quarter 2012 staff reductions and the implementation of the cost saving initiatives. Amortization of intangible assets relates primarily to the acquisition of Edgewater.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Net Revenue	$490,405	$436,910	$892,308	$922,949

Operating Expenses:
Compensation and benefits	331,131	283,392	608,870	621,709
Non-compensation	117,332	106,425	219,022	215,206
Amortization of intangible assets related to acquisitions	1,004	2,560	1,881	3,678

Total operating expenses	449,467	392,377	829,773	840,593

Operating Income	40,938	44,533	62,535	82,356
Provision for income taxes	9,017	10,371	12,965	19,138

Net Income	31,921	34,162	49,570	63,218
Less – Net Income Attributable to Noncontrolling Interests	568	3,341	2,857	6,845

Net Income Attributable to Lazard Ltd	$31,353	$30,821	$46,713	$56,373

Operating Income, As A % Of Net Revenue	8.3%	10.2%	7.0%	8.9%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Operating Revenue
Net revenue	$490,405	$436,910	$892,308	$922,949
Add (deduct):
Other interest expense (a)	19,937	19,952	39,785	39,868
Revenue related to noncontrolling interests (b)	(2,458)	(4,509)	(6,780)	(8,948)
(Gains) losses on investments pertaining to Lazard Fund Interests (c)	3,477	2,856	(248)	89

Operating revenue	$511,361	$455,209	$925,065	$953,958

(a)	Interest expense (excluding interest expense incurred by LFB) is added back in determining operating revenue because such expense is not considered to be a cost directly related to the revenue of our business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount.
(c)	Changes in the fair value of investments held in connection with Lazard Fund Interests and other similar deferred compensation arrangements that correspond to changes in the value of the related compensation liability, which is recorded within compensation and benefit expense, are excluded.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Adjusted Compensation and Benefits Expense
Total compensation and benefits expense	$331,131	$283,392	$608,870	$621,709
Deduct:
Noncontrolling interests (a)	(1,063)	(1,010)	(2,184)	(2,090)
(Charges) credits pertaining to Lazard Fund Interests (b)	3,477	2,856	(248)	89
Costs related to staff reductions (c)	–	–	–	(21,754)
Cost saving initiatives (c)	(26,728)	–	(51,399)	–

Adjusted compensation and benefits expense	$306,817	$285,238	$555,039	$597,954

Adjusted compensation and benefits expense, as a % of Operating Revenue	60.0%	62.7%	60.0%	62.7%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because, as is the case with operating revenue, Lazard has no economic interest in such amounts.
(b)	Changes in fair value of the derivative compensation liability recorded in connection with Lazard Fund Interests and other similar deferred compensation arrangements are excluded because such amounts correspond to the changes in the fair value of the underlying investments, which are excluded from operating revenue.
(c)	Represents expenses related to the first quarter 2012 staff reductions and the cost saving initiatives announced by the Company in the fourth quarter of 2012 for (i) severance costs and benefit payments; (ii) the acceleration of unrecognized amortization expense of deferred incentive compensation previously granted to individuals whose employment was being terminated and (iii) the settlement of certain contractual obligations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Adjusted Non-Compensation Expense
Total non-compensation expense	$117,332	$106,425	$219,022	$215,206
Deduct:
Noncontrolling interests (a)	(681)	(658)	(1,139)	(1,299)
Costs related to staff reductions (b)	–	–	–	(2,905)
Cost saving initiatives (b)	(11,653)	–	(13,304)	–

Adjusted non-compensation expense	$104,998	$105,767	$204,579	$211,002

Adjusted non-compensation expense, as a % of Operating Revenue	20.5%	23.2%	22.1%	22.1%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because, as is the case with operating revenue, the Company has no economic interest in such amounts.
(b)	Non-compensation costs associated with the first quarter 2012 staff reductions and the cost saving initiatives are excluded to enhance comparability of adjusted non-compensation expense between present, historical and future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Earnings From Operations
Operating revenue	$511,361	$455,209	$925,065	$953,958
Deduct:
Adjusted compensation and benefits expense	(306,817)	(285,238)	(555,039)	(597,954)
Adjusted non-compensation expense	(104,998)	(105,767)	(204,579)	(211,002)

Earnings from operations	$99,546	$64,204	$165,447	$145,002

Earnings from operations, as a % of Operating Revenue	19.5%	14.1%	17.9%	15.2%

Certain additional key ratios and headcount information are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
As a % of Net Revenue, by Revenue Category:
Investment banking and other advisory fees	53%	55%	48%	56%
Money management fees	48	46	52	44
Interest income	–	1	–	1
Other	3	3	4	4
Interest expense	(4)	(5)	(4)	(5)

Net Revenue	100%	100%	100%	100%

	As Of
	June 30, 2013(a)	March 31, 2013	December 31, 2012	June 30, 2012
Headcount:
Managing Directors:
Financial Advisory	138	146	151	153
Asset Management	74	76	75	77
Corporate	15	15	14	13
Other Employees:
Business segment professionals	1,072	1,097	1,108	1,105
All other professionals and support staff	1,105	1,132	1,165	1,199

Total	2,404	2,466	2,513	2,547

(a)	As of June 30, 2013, a significant portion of the headcount reductions relating to the cost saving initiatives has been completed, with the remainder expected later in 2013. Such reductions may be partially offset by additional investments and, in the case of managing directors, promotions.

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

Three Months Ended June 30, 2013 versus June 30, 2012

The Company reported net income attributable to Lazard Ltd in both the 2013 and 2012 periods of $31 million. The changes in the Company’s operating results during these periods are described below.

Net revenue in the 2013 period increased $53 million, or 12%, with operating revenue increasing $56 million, or 12%, as compared to the 2012 period. Fee revenue from investment banking and other advisory activities increased $20 million, or 8%, primarily due to increases in M&A and Other Advisory fees, partially offset by a decline in Restructuring revenue. The increase in M&A and Other Advisory fee revenue was primarily due to an increase in average fees paid in respect of transactions involving fees greater than $1 million. The decline in Restructuring revenue reflected a relatively low level of corporate defaults. Money management fees, including incentive fees, increased $33 million, or 17%, primarily reflecting a $17 billion, or 11%, increase in average AUM as compared to the 2012 period. In the aggregate, interest income, other revenue and interest expense remained substantially unchanged as compared to the 2012 period.

Compensation and benefits expense in the 2013 period increased $48 million, or 17%, compared to the 2012 period, and included a $27 million charge related to the cost saving initiatives. Excluding such charge, compensation and benefits expense increased $21 million, or 7%. Factors contributing to the increase included higher compensation costs driven by the increase in operating revenue, partially offset by lower headcount related to the cost saving initiatives and reduced amortization expense in the 2013 period associated with deferred incentive compensation awards related to 2008 deferred incentive compensation (the “2008 grant”). The 2008 grant, which had a comparatively longer, four year vesting period, affected amortization expense for the full year of 2012 but was fully vested as of March 1, 2013.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between interim periods, as described above), was $307 million in the 2013 period, an increase of $22 million, or 8%, when compared to $285 million in the 2012 period. The ratio of adjusted compensation and benefits expense to operating revenue was 60.0% for the 2013 period, as compared to 62.7% for the 2012 period. The second quarter 2013 ratio of adjusted compensation and benefits expense to operating revenue assumes, based on current market conditions, a ratio of awarded compensation and benefits expense to operating revenue of approximately 58.5% for the full year of 2013, as compared to 59.4% for the full year of 2012. As described above, when analyzing compensation and benefits expense on a full year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years.

Non-compensation expense in the 2013 period increased $11 million, or 10%, as compared to the 2012 period. Non-compensation expense in the 2013 period included a charge of $11 million related to the cost saving initiatives. When excluding such charge, as well as non-compensation costs relating to noncontrolling interests, adjusted non-compensation expense in the 2013 period was substantially unchanged. Decreases in (i) marketing and business development expense associated with lower expenses for travel, (ii) technology expense for market data and telecommunications and (iii) professional fees, all primarily attributable to the cost saving initiatives, were offset by deal-related costs, which were higher in the second quarter of 2013 as a result of transactions that closed in this period and by increased mutual fund servicing fees primarily related to the increase in AUM. The ratio of adjusted non-compensation expense to operating revenue was 20.5% in the 2013 period versus 23.2% in the 2012 period.

Amortization of intangible assets decreased by $2 million as compared to the 2012 period.

Operating income in the 2013 period (including the aggregate $38 million charge described above relating to the cost saving initiatives) decreased $4 million, or 8%, as compared to operating income in the 2012 period. Operating income, as a percentage of net revenue, was 8.3%, as compared to 10.2% in the 2012 period.

Earnings from operations increased $35 million, or 55%, when compared to the 2012 period, and, as a percentage of operating revenue, was 19.5% in the 2013 period, as compared to 14.1% in the 2012 period.

The provision for income taxes decreased $1 million, or 13%, when compared to the 2012 period, and reflected an effective tax rate of 22.0%, as compared to 23.3% for the 2012 period. The decrease in the effective tax rate is primarily reflective of the change in the geographic mix of earnings.

Net income attributable to noncontrolling interests decreased $3 million in the 2013 period due to a lower level of income attributable to noncontrolling interests and a decrease in the level of noncontrolling ownership interest.

Six Months Ended June 30, 2013 versus June 30, 2012

The Company reported net income attributable to Lazard Ltd in the 2013 period of $47 million, as compared to net income of $56 million in the 2012 period. The changes in the Company’s operating results during these periods are described below.

Net revenue in the 2013 period decreased $31 million, or 3%, with operating revenue decreasing $29 million, or 3%, as compared to the 2012 period. Fee revenue from investment banking and other advisory activities decreased $86 million, or 17%, primarily due to decreases in M&A and Other Advisory fees and Restructuring revenue. The decrease in M&A and Other Advisory fee revenue was primarily due to lower average fees per transaction in the 2013 period as compared to the 2012 period, resulting from significant fees earned in the 2012 period related to our sovereign advisory and middle market businesses. The decline in Restructuring revenue reflected higher first-half 2012 revenue, which was driven by the closings of several large assignments in that period, and a relatively low level of corporate defaults. Money management fees, including incentive fees, increased $60 million, or 15%, principally reflecting a $20 billion, or 14%, increase in average AUM as compared to the 2012 period. In the aggregate, interest income, other revenue and interest expense reflected a decrease in net revenue of $5 million as compared to the 2012 period. Such decrease was primarily due to lower investment income in the 2013 period.

Compensation and benefits expense in the 2013 period decreased $13 million, or 2%, compared to the 2012 period, and included a $51 million charge related to the cost saving initiatives, as compared to a $22 million charge in the 2012 period related to the staff reductions. Excluding such charges, compensation and benefits expense decreased $42 million, or 7%, driven by the decline in operating revenue, lower headcount related to the cost saving initiatives and reduced amortization expense related to the 2008 grant.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between interim periods, as described above), was $555 million in the 2013 period, a decrease of $43 million, or 7%, when compared to $598 million in the 2012 period. The ratio of adjusted compensation and benefits expense to operating revenue was 60.0% for the 2013 period, as compared to 62.7% for the 2012 period. The first half 2013 ratio of adjusted compensation and benefits expense to operating revenue assumes, based on current market conditions, a ratio of awarded compensation and benefits expense to operating revenue of approximately 58.5% for the full year of 2013, as compared to 59.4% for the full year of 2012. As described above, when analyzing compensation and benefits expense on a full year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years.

We currently expect that amortization of deferred incentive compensation awards, which primarily results from compensation awards related to 2010, 2011 and 2012 deferred compensation, will approximate $304 million for the full year of 2013, a decrease of $31 million as compared to $335 million for the year ended December 31, 2012. The expected reduction is primarily related to the 2008 grant. The 2008 grant had a comparatively longer, four-year vesting period and, together with compensation awards related to 2009, 2010 and 2011 deferred compensation, affected amortization expense for the full year of 2012. The 2008 grant was fully vested on March 1, 2013.

Non-compensation expense in the 2013 period increased $4 million, or 2%, as compared to the 2012 period and included a charge of $13 million related to the cost saving initiatives, as compared to a charge of $3 million associated with the staff reductions in the first half of 2012. When excluding such charges, as well as non-compensation costs relating to noncontrolling interests, adjusted non-compensation expense in the 2013 period decreased $6 million, or 3%, as compared to the 2012 period, due to decreases in (i) marketing and business development expense associated with lower expenses for travel and other business development (ii) technology expense for telecommunications and (iii) professional fees, all primarily attributable to the cost saving initiatives. Other contributing factors were reduced deal-related costs, which were higher in the first half of 2012 as a result of transactions that closed in that period. Such decreases were partially offset by increased investments in technology, higher occupancy costs related to the amended lease and build-out of our Rockefeller Center facility and mutual fund servicing fees primarily related to the increase in AUM. The ratio of adjusted non-compensation expense to operating revenue was 22.1% in both the 2013 and the 2012 periods.

Amortization of intangible assets decreased $2 million, as compared to the 2012 period.

Operating income in the 2013 period (including the aggregate $64 million charge described above relating to the cost saving initiatives) decreased $20 million, or 24%, as compared to operating income in the 2012 period (including the $25 million charge in 2012 described above relating to the staff reductions). Operating income, as a percentage of net revenue, was 7.0%, as compared to 8.9% in the 2012 period.

Earnings from operations increased $20 million, or 14%, when compared to the 2012 period, and, as a percentage of operating revenue, was 17.9% in the 2013 period, as compared to 15.2% in the 2012 period.

The provision for income taxes decreased $6 million, or 32%, when compared to the 2012 period, and reflected an effective tax rate of 20.7%, as compared to 23.2% for the 2012 period. The decrease in the effective tax rate is primarily reflective of the change in the geographic mix of earnings.

Net income attributable to noncontrolling interests decreased $4 million in the 2013 period due to a lower level of income attributable to noncontrolling interests and a decrease in the level of noncontrolling ownership interest.

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

Financial Advisory

The following tables summarize the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
M&A and Other Advisory	$218,488	$195,383	$339,244	$387,994
Capital Raising	21,583	17,174	36,269	31,544

Total Strategic Advisory	240,071	212,557	375,513	419,538
Restructuring	23,236	30,067	56,256	100,282

Net Revenue	263,307	242,624	431,769	519,820
Operating Expenses(a)	239,766	231,200	456,674	481,097

Operating Income (Loss)	$23,541	$11,424	$(24,905)	$38,723

Operating Income (Loss), As A Percentage Of Net Revenue	8.9%	4.7%	(5.8)%	7.4%

(a)	2013 includes $25,764 and $47,779 for the three month and six month periods, respectively, associated with the implementation of the cost saving initiatives. All periods include indirect support costs (including compensation and benefits expense and other operating expenses related thereto).

Net revenue trends in Financial Advisory for M&A and Other Advisory and Restructuring are generally correlated to the volume of completed industry-wide M&A transactions and restructuring transactions occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in non-public or sovereign advisory assignments. For example, the industry statistics for global M&A transactions described above reflect a 5% increase in the value of completed transactions in the first half of 2013 as compared to the corresponding 2012 period, which was driven primarily by a number of relatively high value transactions in the 2013 period, while the number of completed transactions in the 2013 period decreased 16% as compared to the 2012 period. Our M&A and Other Advisory revenue (which includes Sovereign and Capital Structure Advisory revenue) decreased 13% in the 2013 period as compared to the 2012 period.

Certain Lazard fee and transaction statistics are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Lazard Statistics:
Number of Clients With Fees Greater Than $1 Million:
Total Financial Advisory	56	55	105	123
M&A and Strategic Advisory	46	44	80	90
Percentage of Total Financial Advisory Revenue from Top 10 Clients	39%	44%	26%	31%
Number of M&A Transactions Completed With Values Greater than $1 billion (a)	13	16	20	28

(a)	Source: Thomson Reuters as of July 9, 2013.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	64%	68%	63%	61%
Europe	33	21	33	32
Rest of World	3	11	4	7

Total	100%	100%	100%	100%

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

Three Months Ended June 30, 2013 versus June 30, 2012

Total Strategic Advisory net revenue, representing fees from M&A and Other Advisory and Capital Raising businesses, increased $28 million, or 13%, and Restructuring revenue decreased $7 million, or 23%, as compared to the 2012 period.

M&A and Other Advisory revenue increased $23 million, or 12%, and Capital Raising revenue increased by $5 million, or 26%, as compared to the 2012 period. The increase in M&A and Other Advisory revenue was primarily due to an increase in the average fees paid in respect of transactions involving fees greater than $1 million. Our major clients, which in the aggregate represented a significant portion of our M&A and Other Advisory revenue for the second quarter of 2013, included 3G Capital and Berkshire Hathaway, Anheuser-Busch InBev, CreXus Investment, Eurasian Natural Resources PLC, LNR Property, NV Energy, Permian Mud Service, Pireaus Bank, Qatar Holding and Utex Industries.

Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings, distressed asset sales and advice on complex on- and off-balance sheet assignments, the timing of which may not correspond to industry announced defaults. The decline in Restructuring revenue was generally in line with a relatively low level of corporate restructuring activity. Clients, which in the aggregate represented a significant portion of our Restructuring revenue in the 2013 period, included Consolis, Financial Guaranty Insurance, Official Committee of Unsecured Creditors of Ambac Financial Group and Oman Investment Fund.

Operating expenses increased $9 million, or 4%, as compared to the 2012 period, and included a $26 million charge in the 2013 period related to the cost saving initiatives. Excluding such charge, operating expenses decreased

$17 million, or 7%. The primary contributors to the decrease were lower compensation and benefits expense due to headcount reductions related to the cost saving initiatives, a reduction in amortization expense associated with deferred compensation awards and decreased travel and communications expense related to the cost saving initiatives, partially offset by higher deal-related costs as a result of transactions that closed in the 2013 period as compared to the 2012 period.

Financial Advisory operating income in the 2013 period was $24 million (including the impact of the $26 million charge related to the cost saving initiatives), an increase of $13 million as compared to operating income of $11 million in the 2012 period and, as a percentage of net revenue, was 8.9% as compared to 4.7% in the 2012 period. Excluding the impact of such charge in the 2013 period, operating income in the 2013 period was $50 million, an increase of $39 million, as compared to operating income in the 2012 period.

Six Months Ended June 30, 2013 versus June 30, 2012

Total Strategic Advisory net revenue, representing fees from M&A and Other Advisory and Capital Raising businesses, decreased $44 million, or 10%, and Restructuring revenue decreased $44 million, or 44%, as compared to the 2012 period.

M&A and Other Advisory revenue decreased $49 million, or 13%, with Capital Raising revenue increasing $5 million, or 15%, as compared to the 2012 period. The decrease in M&A and Other Advisory revenue was primarily due to lower average fees per transaction in the 2013 period as compared to the 2012 period, resulting from significant fees earned in the 2012 period related to our sovereign advisory and middle markets businesses.

The decline in Restructuring revenue reflected higher first-half revenue in 2012, which was driven by the closings of several large assignments, and a relatively low level of corporate defaults.

Operating expenses decreased $24 million, or 5%, as compared to the 2012 period, and included a $48 million charge in the 2013 period related to the cost saving initiatives. Excluding such charge, operating expenses decreased $72 million, or 15%. The primary contributors to the decrease were lower compensation and benefits expense due to lower operating revenue, headcount reductions related to the cost saving initiatives, a reduction in amortization expense associated with deferred compensation awards, decreased travel and communications expense related to the cost saving initiatives and lower deal-related costs as a result of transactions that closed in the 2013 period as compared to the 2012 period, partially offset by higher occupancy costs related to the amended lease and build-out of our Rockefeller Center facility.

Financial Advisory operating loss in the 2013 period was $25 million (including the impact of the $48 million charge related to the cost saving initiatives), a decrease of $64 million as compared to operating income of $39 million in the 2012 period and, as a percentage of net revenue, was (5.8%) as compared to 7.4% in the 2012 period. Excluding the impact of such charge in the 2013 period, operating income was $23 million, a decrease of $16 million, as compared to operating income in the 2012 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	June 30, 2013	December 31, 2012
	($ in millions)
AUM:
Equity Platforms:
Emerging Markets	$43,146	$44,623
Global	31,509	36,247
Local	28,807	30,890
Multi-Regional	30,879	26,411

Total Equity	134,341	138,171

Fixed Income Platforms:
International	10,290	10,980
Global	2,803	3,035
U.S.	3,422	3,549
Emerging Markets	6,441	5,154

Total Fixed Income	22,956	22,718

Alternative Investments	4,613	4,600
Private Equity	1,239	1,398
Cash Management	140	173

Total AUM	$163,289	$167,060

Average AUM for the 2013 and 2012 periods is set forth below. Average AUM is generally based on an average of quarterly ending balances for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in millions)
Average AUM	$167,783	$150,994	$169,370	$149,203

Total AUM at June 30, 2013 decreased $4 billion, or 2%, as compared to total AUM of $167 billion at December 31, 2012, primarily due to net outflows. Average AUM for the three month and six month periods ended June 30, 2013 was 11% and 14% higher, respectively, than that for the corresponding periods in 2012. Within the equity platform, Emerging Markets and Global represented 26% and 19%, respectively, of total AUM at June 30, 2013, as compared to 27% and 22%, respectively, as of December 31, 2012.

As of June 30, 2013, approximately 90% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 10% of our AUM was managed on behalf of individual clients, which are principally family offices and individuals, and was substantially unchanged from the corresponding percentages at December 31, 2012.

As of June 30, 2013, AUM denominated in foreign currencies represented approximately 62% of our total AUM, substantially unchanged from the corresponding percentage at December 31, 2012. Foreign denominated AUM generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens.

The following is a summary of changes in AUM for the 2013 and 2012 periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in millions)
AUM—Beginning of Period	$171,965	$156,708	$167,060	$141,039
Net Flows (a)	(4,127)	1,137	(5,122)	975
Market and Foreign Exchange Appreciation (Depreciation)	(4,549)	(9,406)	1,351	6,425

AUM—End of Period	$163,289	$148,439	$163,289	$148,439

(a)	Includes inflows of $8,264 and $7,301 and outflows of $12,391 and $6,164 for the three month periods in 2013 and 2012, respectively, and inflows of $17,356 and $12,609 and outflows of $22,478 and $11,634 for the six month periods in 2013 and 2012, respectively.

During the first half of 2013, most of the inflows were attributable to the Emerging Markets and Multi-Regional equity platforms and the Emerging Markets fixed income platform. Most of the outflows in the 2013 period were attributable to the Global and Local equity platforms.

As of July 29, 2013, AUM was $169.3 billion, a $6.0 billion increase since June 30, 2013. The increase in AUM was due to market and foreign exchange appreciation of $5.1 billion and net inflows of $0.9 billion.

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Revenue:
Management Fees	$217,700	$195,223	$437,692	$395,083
Incentive Fees	15,849	3,704	24,643	6,300
Other Income	11,950	12,126	27,189	24,197

Net Revenue	245,499	211,053	489,524	425,580
Operating Expenses(a)	187,554	156,619	342,631	317,120

Operating Income	$57,945	$54,434	$146,893	$108,460

Operating Income, As A Percentage of Net Revenue	23.6%	25.8%	30.0%	25.5%

(a)	In 2013, includes $0 and $235 for the three month and six month periods, respectively, associated with the implementation of the cost saving initiatives. All periods include indirect support costs (including compensation and benefits expense and other operating expenses related thereto).

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	62%	62%	62%	62%
Europe	25	26	26	26
Rest of World	13	12	12	12

Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended June 30, 2013 versus June 30, 2012

Asset Management net revenue increased $34 million, or 16%, as compared to the 2012 period. Management fees increased $22 million, or 12%, as compared to the 2012 period, reflecting a $17 billion, or 11%, increase in average AUM. Incentive fees increased $12 million, or 328%, as compared to the 2012 period, primarily due to fees related to traditional investment products. Other revenue remained substantially unchanged.

Operating expenses increased $31 million, or 20%, as compared to the 2012 period, primarily due to an increase in compensation and benefits expense and mutual fund servicing fees.

Asset Management operating income in the 2013 period was $58 million, an increase of $4 million, or 6%, compared to operating income of $54 million in the 2012 period and, as a percentage of net revenue, was 23.6%, compared to 25.8% in the 2012 period.

Six Months Ended June 30, 2013 versus June 30, 2012

Asset Management net revenue increased $64 million, or 15%, as compared to the 2012 period. Management fees increased $43 million, or 11%, as compared to the 2012 period, reflecting a $20 billion, or 14%, increase in average AUM. Incentive fees increased $18 million, or 291%, as compared to the 2012 period, primarily due to fees related to traditional investment products. Other revenue increased $3 million, or 12%, as compared to the 2012 period, primarily due to higher commissions as a result of increased market activity.

Operating expenses increased $26 million, or 8%, as compared to the 2012 period, primarily due to an increase in compensation and benefits expense and mutual fund servicing fees.

Asset Management operating income in the 2013 period was $147 million, an increase of $38 million, or 35%, compared to operating income of $109 million in the 2012 period and, as a percentage of net revenue, was 30.0%, compared to 25.5% in the 2012 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Interest Income	$926	$1,010	$1,643	$1,641
Interest Expense	(20,310)	(20,320)	(40,461)	(40,742)

Net Interest (Expense)	(19,384)	(19,310)	(38,818)	(39,101)
Other Revenue	983	2,543	9,833	16,650

Net Revenue (Expense)	(18,401)	(16,767)	(28,985)	(22,451)
Operating Expenses (a)	22,147	4,558	30,468	42,376

Operating Loss	$(40,548)	$(21,325)	$(59,453)	$(64,827)

(a)	Includes (i) in 2013, $12,617 and $16,689 for the three month and six month periods, respectively, associated with the implementation of the cost saving initiatives, and (ii) in the six month period of 2012, $24,659 relating to the staff reductions.

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended June 30, 2013 versus June 30, 2012

Net interest expense was substantially unchanged as compared to the 2012 period.

Other revenue decreased $2 million, or 61%, as compared to the 2012 period, primarily due to decreased net investment gains.

Operating expenses in the 2013 period increased $17 million, as compared to the 2012 period, and included a charge of $12 million associated with the cost saving initiatives. Excluding the impact of such charge, operating expenses in the 2013 period increased $5 million, as compared to the 2012 period, primarily due to higher compensation and benefits expense.

Six Months Ended June 30, 2013 versus June 30, 2012

Net interest expense was substantially unchanged as compared to the 2012 period.

Other revenue decreased $7 million, or 41%, as compared to the 2012 period, primarily due to decreased net investment gains.

Operating expenses in the 2013 period decreased $12 million, or 28%, compared to the 2012 period, and included in the 2013 period a charge of $16 million associated with the cost saving initiatives, while the 2012 period included a charge of $25 million related to staff reductions. Excluding the impact of such charges, operating expenses in the 2013 period decreased $4 million, or 22%, as compared to the 2012 period, primarily due to lower compensation and benefits expense as a result of headcount reductions relating to the cost saving initiatives and lower amortization expense related to deferred compensation awards, partially offset by increased investments in technology.

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

The Company makes cash payments for, or in respect of, a significant portion of its incentive compensation during the first three months of each calendar year with respect to the prior year’s results. In addition, during the first half of 2013, the Company made cash payments, including severance payments, associated with the cost saving initiatives (see “Cost Saving Initiatives” above and Note 14 of Notes to Condensed Consolidated Financial Statements), with the remaining cash payments expected to be paid primarily during the second half of 2013.

Summary of Cash Flows:

	Six Months Ended June 30,
	2013	2012
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$49.6	$63.2
Noncash charges (a)	185.4	191.6
Other operating activities (b)	(221.4)	(220.3)

Net cash provided by operating activities	13.6	34.5

Investing activities	(35.6)	(46.9)
Financing activities (c)	(207.3)	(238.9)
Effect of exchange rate changes	(19.4)	(1.3)

Net Decrease in Cash and Cash Equivalents	(248.7)	(252.6)
Cash and Cash Equivalents:
Beginning of Period	850.2	1,003.8

End of Period	$601.5	$751.2

(a) Consists of the following:

Depreciation and amortization of property	$16.6	$14.8
Amortization of deferred expenses, stock units and interest rate hedge	166.9	173.1
Amortization of intangible assets related to acquisitions	1.9	3.7

Total	$185.4	$191.6

(b)	Includes net changes in operating assets and liabilities.
(c)	Consists primarily of purchases of shares of Class A common stock, settlements of vested restricted stock units (“RSUs”), Class A common stock dividends and distributions to noncontrolling interest holders.

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

Liquidity is significantly impacted by cash payments for, or in respect of, incentive compensation, a significant portion of which are made during the first three months of the year. As a consequence, cash on hand generally declines in the beginning of the year and gradually builds over the remainder of the year. We also pay certain tax advances during the year on behalf of our managing directors, which serve to reduce their respective incentive compensation payments. We expect this seasonal pattern of cash flow to continue. Liquidity has also been impacted by cash payments, including severance payments, associated with the cost saving initiatives (see “Cost Saving Initiatives” above and Note 14 of Notes to Condensed Consolidated Financial Statements), with the remaining cash payments expected to be paid primarily during the second half of 2013.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of Class A common stock and Lazard Group common membership interests and matters relating to liquidity and to compliance with regulatory net capital requirements. At June 30, 2013, Lazard had approximately $601 million of cash, with such amount including approximately $282 million held at Lazard’s operations outside the U.S. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from its foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of June 30, 2013, Lazard had approximately $262 million in unused lines of credit available to it, including a $150 million, three-year, senior revolving credit facility with a group of lenders that expires in September 2015 (the “Credit Facility”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $52 million (at June 30, 2013 exchange rates) and Edgewater of $55 million. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

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

Financing Activities

The table below sets forth our corporate indebtedness as of June 30, 2013 and December 31, 2012. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

	Maturity Date	As of		Increase (Decrease)
		June 30, 2013	December 31, 2012
		($ in millions)
Senior Debt:
7.125%	2015	$528.5	$528.5	$–
6.85%	2017	548.4	548.4	–

Total Senior Debt		$1,076.9	$1,076.9	$–

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is owing to the lending bank group, the Credit Facility includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended June 30, 2013, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.79 to 1.00 and its Consolidated Interest Coverage Ratio being 8.68 to 1.00. In any event, no amounts were outstanding under the Credit Facility as of June 30, 2013.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At June 30, 2013, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Stockholders’ Equity

At June 30, 2013, total stockholders’ equity was $592 million, as compared to $652 million at December 31, 2012, including $518 million and $570 million attributable to Lazard Ltd on the respective dates. The net activity in stockholders’ equity during the six month period ended June 30, 2013 is reflected in the table below (in millions of dollars):

Stockholders’ Equity—January 1, 2013	$652

Increase (decrease) due to:
Net income	50
Amortization of share-based incentive compensation	128
Purchase of Class A common stock	(50)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $1	(120)
Class A common stock dividends	(31)
Distributions to noncontrolling interests, net	(7)
AOCI (including noncontrolling interests’ portion thereof)(a)	(30)

Stockholders’ Equity—June 30, 2013	$592

(a) Includes:
Net foreign currency translation adjustments	$(31)
Employee benefit plans and other adjustments	1

Total	$(30)

In February 2011, October 2011, April 2012 and October 2012 the Board of Directors of Lazard Ltd authorized the repurchase of up to $250 million, $125 million, $125 million and $200 million, respectively, in aggregate cost of Class A common stock and Lazard Group common membership interests through December 31, 2012, December 31, 2013, December 31, 2013 and December 31, 2014, respectively. The Company’s prior share repurchase authorizations expired on December 31, 2009 and December 31, 2011, respectively. During the six month period ended June 30, 2013 the Company repurchased 1,434,657 shares of Class A common stock, at an aggregate cost of $50 million (no Lazard Group common membership interests were purchased during such six month period). Furthermore, in order to help offset the dilutive effect of our share-based incentive compensation plans, during a given year Lazard intends to repurchase at least as many shares as it expects to ultimately issue pursuant to such plans in respect of year-end incentive compensation attributable to the prior year.

As of June 30, 2013, $104 million of the current share repurchase amount authorized as of such date remained available under the share repurchase program, all of which expires on December 31, 2014.

Under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs, performance-based restricted stock units (“PRSUs”) and delivery of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. In that regard, during the six month period ended June 30, 2013, the Company withheld $120 million to satisfy its withholding tax obligations for certain employees on vested RSUs and delivery of restricted Class A common stock in lieu of issuing 3,327,815 shares of Class A common stock.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of June 30, 2013:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior Debt (including interest) (a)	$1,302,410	$75,218	$641,280	$585,912	–
Operating Leases (excluding $154,165 of sublease income)	1,031,146	81,742	150,360	134,959	664,085
Capital Leases (including interest)	18,871	3,120	5,561	10,190	–
Investment Capital Funding Commitments (b)	27,649	27,649	–	–	–

Total (c)	$2,380,076	$187,729	$797,201	$731,061	$664,085

(a)	See Note 9 of Notes to Condensed Consolidated Financial Statements.
(b)	See Note 5 of Notes to Condensed Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.

(c)	The table above excludes contingent obligations, as well as any possible payments for uncertain tax positions, and payments pursuant to the Company’s tax receivable agreement, given the inability to estimate the possible amounts and timing of any such payments. See Notes 10, 12, 13 and 15 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes, respectively.

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

Compensation Liabilities

Annual discretionary compensation represents a significant portion of our annual compensation and benefits expense. We allocate the estimated amount of such annual discretionary compensation to interim periods in proportion to the amount of operating revenue earned in such period based on an assumed annual ratio of awarded compensation and benefits expense to operating revenue. See “Financial Statement Overview—Operating Expenses” for more information on our periodic compensation and benefits expense.

Income Taxes

As part of the process of preparing our consolidated financial statements, we estimate our income taxes for each of our tax-paying entities in each of their respective jurisdictions. In addition to estimating actual current tax liability for these jurisdictions, we also must account for the tax effects of differences between the financial reporting and tax reporting of items, such as deferred revenue, compensation and benefits expense, unrealized gains or losses on investments and depreciation and amortization, as well as intercompany transactions such as revenue sharing, dividends and interest expense. Differences that are temporary in nature result in deferred tax assets and liabilities. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities as discussed below, any valuation allowance recorded against our deferred tax assets and our unrecognized tax benefits.

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

Subsequent to the initial recognition of deferred tax assets, we also must continually assess the likelihood that such deferred tax assets will be realized. If we determine that we may not fully derive the benefit from a deferred tax asset, we consider whether it would be appropriate to apply a valuation allowance against the applicable deferred tax asset. In order to determine whether we apply a valuation allowance, we must assess whether it is more likely than not that such asset will be realized, taking into account all available information. The ultimate realization of a deferred tax asset for a particular entity depends, among other things, on the generation of taxable income by such entity in the applicable jurisdiction. Although we have been profitable on a consolidated basis for the three year periods ended December 31, 2012 and June 30, 2013, certain of our tax-paying entities have individually experienced minimal profits on a cumulative basis during such periods and losses in 2012, primarily due to permanent differences between net income and taxable income at such entities. Considering the recent operating results of such entities and the other factors listed below, we recorded a valuation allowance of approximately $1.24 billion on our deferred tax assets as of December 31, 2012 and have not changed our assessment regarding the level of valuation allowance as of June 30, 2013.

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

Data relating to net investments is set forth below (in millions of dollars):

	June 30, 2013(a)		December 31, 2012(a)
	$	%	$	%
Debt securities (b)	$8	2%	$6	1%
Equity securities (net of $3 and $3 of securities sold, not yet purchased, at June 30, 2013 and December 31, 2012, respectively) (c)	48	11	42	10
Alternative investment funds (d)	46	10	58	14
Debt funds (e)	48	11	32	8
Equity funds (f)	176	39	154	37
Private equity funds owned (g)	103	23	101	25
Other (h)	17	4	19	5

Net investments	$446	100%	$412	100%

Total assets	$2,921		$2,987

Net investments, as a percentage of total assets	15%		14%

(a)	Includes investments held in connection with Lazard Fund Interests and other similar deferred compensation arrangements, with an aggregate fair value of $160 million and $101 million at June 30, 2013 and December 31, 2012, respectively. The majority of the market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to such awards. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives.

(b)	Debt securities primarily consist of seed investments invested in debt securities held within separately managed accounts related to our Asset Management business and non-U.S. government debt securities.

(c)	Equity securities primarily consist of seed investments invested in marketable equity securities of large-, mid- and small-cap domestic, international and global companies held within separately managed accounts related to our Asset Management business.

At June 30, 2013 and December 31, 2012, investments in marketable equity securities were invested as follows:

	June 30, 2013	December 31, 2012
Percentage invested in:
Consumer	32%	31%
Financials	37	34
Energy	6	9
Industrial	11	12
Basic materials	5	7
Other	9	7

Total	100%	100%

(d)	The fair value of such interests reflects the pro-rata value of the ownership of the underlying securities in the funds. Such funds are diversified and may incorporate particular strategies; however, there are no investments in funds with a single sector strategy.

(e)	Debt funds primarily consist of seed investments in funds related to our Asset Management business, which invest in debt securities, and amounts related to Lazard Fund Interests discussed above.

(f)	Equity funds primarily consist of seed investments in funds related to our Asset Management business, which are invested in equity securities, and amounts relating to Lazard Fund Interests discussed above.

(g)	Comprised primarily of investments in private equity funds that are generally not subject to short-term market fluctuation, but may subject Lazard to market or credit risk. Private equity investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies; (ii) a fund targeting significant noncontrolling-stake investments in established private companies; (iii) Edgewater Growth Capital Partners III, L.P. a fund primarily making growth equity and buyout investments in middle market companies and (iv) COF 2, a Lazard-managed Australian fund targeting Australasian mid-market investments.

(h)	Represents investments (i) accounted for under the equity method of accounting and (ii) private equity and other interests that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “stockholders’ equity” on the consolidated statements of financial condition.

At June 30, 2013 and December 31, 2012, $113 million and $116 million, respectively, of our total investments at a fair value of $446 million and $412 million, respectively, or 25% and 28%, respectively, were classified as Level 3 assets. Substantially all of our Level 3 investments at both dates are priced based on NAV or its equivalent. During the six month periods ended June 30, 2013 and 2012, gains of approximately $3 million and $12 million, respectively, were recognized in “revenue-other” on the consolidated statement of operations pertaining to Level 3 investments.

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

Goodwill

In accordance with current accounting guidance, goodwill has an indefinite life and is tested for impairment annually, or more frequently if circumstances indicate impairment may have occurred. For years prior to 2011, Lazard made estimates and assumptions in order to determine the fair value of its assets and liabilities and to project future earnings using various valuation techniques. Commencing in 2011, as permitted under an amendment issued by the Financial Accounting Standards Board, the Company elected to perform a qualitative evaluation about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of actually calculating the fair value of the reporting unit. See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information regarding goodwill.

Consolidation of Variable Interest Entities

The consolidated financial statements include the accounts of Lazard Group and entities in which it has a controlling interest. Lazard determines whether it has a controlling interest in an entity by first evaluating whether such entity is a voting interest entity or a variable interest entity (“VIE”) under U.S. GAAP.

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

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness and specifically provide for exposures where we determine the receivables are impaired. At June 30, 2013, total receivables amounted to $525 million, net of an allowance for doubtful accounts of $25 million. As of that date, Financial Advisory and Asset Management fees, and customer and related party receivables comprised 75%, 22% and 3% of total receivables, respectively. At December 31, 2012, total receivables amounted to $478 million, net of an allowance for doubtful accounts of $23 million. As of that date, Financial Advisory and Asset Management fees, and customer and related party receivables comprised 84%, 11% and 5% of total receivables, respectively. At June 30, 2013 and December 31, 2012, the Company had receivables past due or deemed uncollectible of approximately $28 million and $26 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit. At June 30, 2013 and December 31, 2012, customer receivables included $17 million and $14 million of LFB loans, respectively. Such loans are closely monitored for counterparty creditworthiness to help minimize exposure. In addition, as of June 30, 2013, LFB’s commitments to lend, which are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level, were not significant.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties and, in addition, LFB has in place concentration risk limits. At June 30, 2013, excluding inter-bank counterparties, LFB had no exposure to an individual counterparty that exceeded $6 million. With respect to activities outside LFB, as of June 30, 2013 the Company’s largest individual counterparty exposure was a Financial Advisory fee receivable of $15 million.

Risks Related to Derivatives

Lazard enters into interest rate swaps and foreign currency exchange contracts to hedge exposures to interest rates and currency exchange rates and uses equity and fixed income swap contracts to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $7 million and $1 million at June 30, 2013 and December 31, 2012, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to Lazard Fund Interests and other similar deferred compensation arrangements, amounted to $1 million and $5 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to Lazard Fund Interests awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are currently expected to be delivered upon settlement of Lazard Fund Interests awards. Derivative liabilities relating to Lazard Fund Interests amounted to $151 million and $98 million at June 30, 2013 and December 31, 2012, respectively.

In addition, LFB enters into interest rate swaps, forward foreign currency exchange contracts and other derivative contracts to hedge exposures to interest rate and currency fluctuations on open positions that arise primarily from client activity. Such foreign currency and interest rate positions are subject to strict internal limits and, based on account balances as of June 30, 2013, we do not believe that the impact of potential significant movements in either the currency or interest rate markets on LFB’s positions would materially affect the Company’s annual operating income.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of June 30, 2013, Lazard estimates that its annual operating income relating to cash and short-term investments and corporate indebtedness would increase by approximately $6 million in the event interest rates were to increase by 1% and decrease by approximately $2 million if rates were to decrease by 1%.

As of June 30, 2013, the Company’s cash and cash equivalents totaled approximately $601 million. Substantially all of the Company’s cash and cash equivalents were invested in highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), in short-term interest earning accounts at a number of leading banks throughout the world and in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

The Company is involved from time to time in a number of judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses, including proceedings initiated by former employees alleging wrongful termination. The Company reviews such matters on a case-by-case basis and establishes any required accrual if a loss is probable and the amount of such loss can be reasonably estimated. The Company experiences significant variation in its revenue and earnings on a quarterly basis. Accordingly, the results of any pending matter or matters could be significant when compared to the Company’s earnings in any particular fiscal quarter. The Company believes, however, based on currently available information, that the results of any pending matters, in the aggregate, will not have a material effect on its business or financial condition.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 13, 2013, Lazard Ltd issued 839,658 shares of Class A common stock in reliance on Section 4(2) of the Securities Act of 1933 in connection with the exchange of 839,658 common membership interests of Lazard Group held by certain members of LAZ-MD Holdings as provided for in the Master Separation Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings and other related documents.

Issuer Repurchases of Equity Securities

The following table sets forth information regarding Lazard’s purchases of its Class A common stock on a monthly basis during the second quarter of 2013. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 – April 30, 2013
Share Repurchase Program (1)	15,500	$33.39	15,500	$123.4 million
Employee Transactions (2)	7,980	$35.82	–	$ –
May 1, 2013 – May 31, 2013
Share Repurchase Program (1)	588,000	$33.61	588,000	$103.6 million
Employee Transactions (2)	13,757	$32.67	–	$ –
June 1, 2013 – June 30, 2013
Share Repurchase Program (1)	–	$–	–	$103.6 million
Employee Transactions (2)	62,485	$33.50	–	$ –
Total
Share Repurchase Program (1)	603,500	$33.60	603,500	$103.6 million
Employee Transactions (2)	84,222	$33.58	–	$ –

(1)

As disclosed in more detail in Note 11 of Notes to Condensed Consolidated Financial Statements, in February 2011, October 2011, April 2012 and October 2012, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, the repurchase of up to an additional $250 million, $125 million, $125 million and $200 million, respectively, in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2012, December 31, 2013, December 31, 2013 and December 31, 2014, respectively. The share repurchase program is used primarily to offset a portion of the shares to be issued under the 2005 Plan and the 2008 Plan. Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions. Amounts shown in this line item include repurchases of Class A common stock (no Lazard Group common membership interests were purchased during the second quarter of 2013) and exclude the shares of Class A common stock withheld by the Company to meet the minimum statutory tax withholding requirements as described below.
(2)	Under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs, PRSUs and delivery of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended June 30, 2013, the Company satisfied such obligations in lieu of issuing (i) 78,615 shares of Class A common stock upon the vesting of 321,255 RSUs and (ii) 5,607 shares of Class A common stock upon the vesting of 11,846 shares of restricted Class A common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Master Separation Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

2.2

Amendment No. 1, dated as of November 6, 2006, to the Master Separation Agreement,

dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

2.3	Second Amendment, dated as of May 7, 2008, to the Master Separation Agreement, dated as of May 10, 2005, as amended, by and among Lazard Ltd, Lazard Group LLC and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 9, 2008).

2.4	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

3.1	Certificate of Incorporation and Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.2	Certificate of Incorporation in Change of Name of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.3	Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

3.4	First Amendment to Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 9, 2008).

3.5	Second Amendment to the Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

4.1	Form of Specimen Certificate for Class A common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

4.2	Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.3	First Supplemental Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.4	Fourth Supplemental Indenture, dated as of June 21, 2007, between Lazard Group LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on June 22, 2007).

4.5	Form of Senior Notes (included in Exhibits 4.3 and 4.4).

10.1	Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006, by and among LAZ-MD Holdings LLC, the Registrant and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.2	First Amendment, dated as of May 7, 2008, to the Amended and Restated Stockholders’ Agreement dated as of November 6, 2006, between LAZ-MD Holdings LLC and Lazard Ltd (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 9, 2008).

10.3	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.4	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

10.5	Amendment No. 2, dated as of May 9, 2008, to the Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 8, 2008).

10.6	Amendment No. 3, dated as of April 27, 2010, to the Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.7	Tax Receivable Agreement, dated as of May 10, 2005, by and among Ltd Sub A, Ltd Sub B and LFCM Holdings LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8	Employee Benefits Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9	Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.10	License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co., Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.11	Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.12	Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.13	Amendment and Consent, dated February 9, 2009, to the Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.14	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.15	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.16	Amendment dated as of February 16, 2011, by and among RCPI Landmark Properties, L.L.C. (as the successor in interest to Rockefeller Center Properties), RCPI 30 Rock 22234849, L.L.C. and Lazard Group LLC (as the successor in interest to Lazard Frères & Co. LLC), to the Lease dated as of January 27, 1994, by and among Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.17	Lease with an Option to Purchase, dated as of July 11, 1990, by and between Sicomibail and Finabail and SCI du 121 Boulevard Hausmann (English translation) (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.18	Occupational Lease, dated as of August 9, 2002, by and among Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.19*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.20*	Lazard Ltd’s 2008 Incentive Compensation Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.21*	2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.22*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for, Scott D. Hoffman (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.23*	Form of First Amendment, dated as of May 7, 2008, to Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, for Scott D. Hoffman (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 9, 2008).

10.24*	Amendment, dated as of February 23, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005 and amended as of May 7, 2008, for Scott D. Hoffman (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.25*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.26*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between Lazard Group LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.27*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, with Alexander F. Stern (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on March 23, 2010).

10.28*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, by and between Lazard Group LLC and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 001-32492) filed on March 1, 2010).

10.29*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, with Kenneth M. Jacobs (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) field on March 23, 2010).

10.30*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between Lazard Group LLC and Matthieu Bucaille (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.31*	First Amendment, dated as of April 1, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, between Lazard Group LLC and Matthieu Bucaille (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.32*	Acknowledgement Letter, dated as of November 6, 2006 from Lazard Group LLC to certain managing directors of Lazard Group LLC modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.33	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.34	Registration Rights Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.35*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.36*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.37*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.38*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.39*	Form of Agreement evidencing a grant of Deferred Cash Award to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.40*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.41*	First Amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 1, 2007).

10.42	Agreement and Plan of Merger, dated as of August 14, 2008, by and among Lazard Ltd, LAZ Sub I, Lazard Asset Management LLC and Lazard Asset Management Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on August 15, 2008).

10.43	Senior Revolving Credit Agreement, dated as of September 25, 2012, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 1, 2012).

10.44*	Form of Agreement evidencing a grant of Restricted Stock under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.45*	Form of Agreement evidencing a grant of Lazard Fund Interests under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.46*	Form of Agreement evidencing a grant of Restricted Stock Units and Restricted Stock to Executive Officers who are or may become eligible for retirement under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.53 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 2, 2012).

10.47*	First Amendment, dated as of August 2, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 15, 2005, between Lazard Group LLC and Ashish Bhutani (incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on August 4, 2011).

10.48*

Second Amendment, dated as of October 24, 2012, to the Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005 and amended on March 23, 2010, among the Registrant, Lazard Group LLC and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q

filed on November 1, 2012).

10.49*	Second Amendment, dated as of March 14, 2013, to the Agreement Relating to Retention and Noncompetition and Other Covenants dated as of March 15, 2005 and amended on August 2, 2011, among the Registrant, Lazard Group LLC and Ashish Bhutani (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2013).

10.50*	Second Amendment, dated as of March 14, 2013, to the Agreement Relating to Retention and Noncompetition and Other Covenants dated as of October 4, 2004 and amended on April 1, 2011, among the Registrant, Lazard Group LLC and Matthieu Bucaille (incorporated by reference to Exhibit 10.51 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2013).

10.51*	Second Amendment, dated as of March 14, 2013, to the Agreement Relating to Retention and Noncompetition and Other Covenants dated as of May 4, 2005 and amended on May 7, 2008 and February 23, 2011, among the Registrant, Lazard Group LLC and Scott D. Hoffman (incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2013).

10.52*	Second Amendment, dated as of March 14, 2013, to the Agreement Relating to Retention and Noncompetition and Other Covenants dated as of October 4, 2004 and amended on March 23, 2010, among the Registrant, Lazard Group LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.53 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2013).

10.53*	Form of Agreement evidencing a grant of Performance-Based Stock Units under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2013).

10.54*	Form of Agreement evidencing a grant of Lazard Fund Interests to Named Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2013).

10.55*	Form of Agreement evidencing a grant of Restricted Stock Units to Named Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2013).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Matthieu Bucaille.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Matthieu Bucaille.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2013

LAZARD LTD

By:	/s/ Matthieu Bucaille
Name: Matthieu Bucaille
Title: Chief Financial Officer

By:	/s/ Dominick Ragone
Name: Dominick Ragone
Title: Chief Accounting Officer