Form 10-Q
period 2013-09-30
Lazard Ltd
filed 2013-10-29
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 23, 2013, there were 129,056,081 shares of the Registrant’s Class A common stock (including 7,313,364 shares held by subsidiaries) and one share of the registrant’s Class B common stock outstanding.

When we use the terms “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd has no material operating assets other than indirect ownership as of September 30, 2013 of approximately 99.5% of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

(dollars in thousands, except for per share data)

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$688,367	$850,190
Deposits with banks	273,168	292,494
Cash deposited with clearing organizations and other segregated cash	59,541	65,232

Receivables (net of allowance for doubtful accounts of $26,160 and $23,017 at September 30, 2013 and December 31, 2012, respectively):
Fees	430,197	400,529
Customers and other	91,678	53,713
Related parties	14,276	23,801

	536,151	478,043
Investments	469,722	414,673

Property (net of accumulated amortization and depreciation of $244,634 and $225,861 at September 30, 2013 and December 31, 2012, respectively)	249,780	225,033

Goodwill and other intangible assets (net of accumulated amortization of $38,039 and $35,281 at September 30, 2013 and December 31, 2012, respectively)	376,401	392,822
Other assets	303,326	268,406

Total Assets	$2,956,456	$2,986,893

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

(dollars in thousands, except for per share data)

	September 30, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$289,872	$269,763
Accrued compensation and benefits	382,064	467,578
Senior debt	1,076,850	1,076,850
Capital lease obligations	16,094	17,863
Related party payables	4,695	3,648
Other liabilities	529,820	499,651

Total Liabilities	2,299,395	2,335,353
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - 7,921 shares issued and outstanding at September 30, 2013 and December 31, 2012	–	–
Series B - no shares issued and outstanding	–	–
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 129,056,081 and 128,216,423 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively, including shares held by subsidiaries as indicated below)	1,290	1,282
Class B, par value $.01 per share (1 share authorized, issued and outstanding at September 30, 2013 and December 31, 2012)	–	–
Additional paid-in-capital	693,741	846,050
Retained earnings	219,319	182,647
Accumulated other comprehensive loss, net of tax	(127,852)	(110,541)

	786,498	919,438
Class A common stock held by subsidiaries, at cost (7,313,759 and 12,802,938 shares at September 30, 2013 and December 31, 2012, respectively)	(203,724)	(349,782)

Total Lazard Ltd Stockholders’ Equity	582,774	569,656
Noncontrolling interests	74,287	81,884

Total Stockholders’ Equity	657,061	651,540

Total Liabilities and Stockholders’ Equity	$2,956,456	$2,986,893

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE
Investment banking and other advisory fees	$232,006	$218,262	$ 660,351	$ 732,109
Money management fees	241,478	214,867	707,536	621,070
Interest income	1,347	733	3,823	4,598
Other	25,692	15,602	61,587	55,379

Total revenue	500,523	449,464	1,433,297	1,413,156
Interest expense	20,169	20,658	60,635	61,401

Net revenue	480,354	428,806	1,372,662	1,351,755

OPERATING EXPENSES
Compensation and benefits	301,809	283,818	910,679	905,527
Occupancy and equipment	27,393	25,680	96,435	80,309
Marketing and business development	17,077	19,096	60,646	69,685
Technology and information services	22,217	21,474	65,331	63,142
Professional services	12,904	8,514	32,223	31,099
Fund administration and outsourced services	14,475	13,179	43,328	39,300
Amortization of intangible assets related to acquisitions	877	2,494	2,758	6,172
Other	2,484	7,825	17,609	27,439

Total operating expenses	399,236	382,080	1,229,009	1,222,673

OPERATING INCOME	81,118	46,726	143,653	129,082
Provision for income taxes	18,370	13,053	31,335	32,191

NET INCOME	62,748	33,673	112,318	96,891
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,466	372	5,323	7,217

NET INCOME ATTRIBUTABLE TO LAZARD LTD	$ 60,282	$ 33,301	$ 106,995	$ 89,674

ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	122,199,954	115,603,351	120,556,047	117,689,404
Diluted	134,242,144	135,380,036	133,174,000	135,537,050
NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.49	$0.29	$0.89	$0.76

Diluted	$0.45	$0.26	$0.81	$0.70

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.25	$0.20	$0.50	$0.56

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET INCOME	$62,748	$33,673	$112,318	$96,891

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Currency translation adjustments	12,157	14,306	(18,610)	12,352

Amortization of interest rate hedge	264	264	791	791

Employee benefit plans:

Actuarial gain (loss) (net of tax (expense) benefit of $(25) and $994 for the three months ended September 30, 2013 and 2012, respectively, and $1,686 and $3,719 for the nine months ended September 30, 2013 and 2012, respectively)	50	(1,893)	(2,669)	(7,947)

Adjustment for items reclassified to earnings (net of tax expense of $404 and $278 for the three months ended September 30, 2013 and 2012, respectively, and $1,206 and $856 for the nine months ended September 30, 2013 and 2012, respectively)	1,223	803	3,653	2,444

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	13,694	13,480	(16,835)	7,640

COMPREHENSIVE INCOME	76,442	47,153	95,483	104,531

LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,523	1,086	5,201	7,784

COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD LTD	$73,919	$46,067	$90,282	$96,747

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

(dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112,318	$96,891
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash items included in net income:
Depreciation and amortization of property	25,465	22,472
Amortization of deferred expenses, share-based incentive compensation and interest rate hedge	239,357	252,812
Amortization of intangible assets related to acquisitions	2,758	6,172
(Increase) decrease in operating assets:
Deposits with banks	25,558	18,465
Cash deposited with clearing organizations and other segregated cash	6,291	13,614
Receivables-net	(55,516)	23,115
Investments	(54,520)	(55,135)
Other assets	(81,898)	(54,449)
Increase (decrease) in operating liabilities:
Deposits and other payables	14,158	(28,361)
Accrued compensation and benefits and other liabilities	(66,104)	(55,770)

Net cash provided by operating activities	167,867	239,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(54,344)	(71,722)
Disposals of property	5,843	2,158

Net cash used in investing activities	(48,501)	(69,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contribution from noncontrolling interests	805	1,544
Excess tax benefits from share-based incentive compensation	2,211	–
Payments for:
Capital lease obligations	(2,092)	(1,878)
Distributions to noncontrolling interests	(10,228)	(17,399)
Purchase of Class A common stock	(77,934)	(222,679)
Class A common stock dividends	(60,931)	(66,219)
Settlement of vested share-based incentive compensation	(125,546)	(40,686)
Other financing activities	(165)	(99)

Net cash used in financing activities	(273,880)	(347,416)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,309)	6,303

NET DECREASE IN CASH AND CASH EQUIVALENTS	(161,823)	(170,851)
CASH AND CASH EQUIVALENTS—January 1	850,190	1,003,791

CASH AND CASH EQUIVALENTS—September 30	$688,367	$832,940

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2012

(UNAUDITED)

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2012	7,921	$–	123,009,312	$1,230	$659,013	$258,646	$(88,364)	3,492,017	$(104,382)	$726,143	$140,713	$866,856

Comprehensive income (loss):
Net income						89,674				89,674	7,217	96,891
Other comprehensive income (loss) - net of tax:
Currency translation adjustments							11,547			11,547	805	12,352
Amortization of interest rate hedge							751			751	40	791
Employee benefit plans:
Net actuarial loss							(7,545)			(7,545)	(402)	(7,947)
Adjustments for items reclassified to earnings							2,320			2,320	124	2,444

Comprehensive income										96,747	7,784	104,531

Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)					3,369					3,369	180	3,549
Amortization of share-based incentive compensation					209,036					209,036	11,139	220,175
Dividend-equivalents					11,770	(11,856)				(86)	(5)	(91)
Class A common stock dividends						(66,219)				(66,219)		(66,219)
Purchase of Class A common stock								8,235,306	(222,679)	(222,679)		(222,679)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $972					(141,781)			(3,196,018)	100,172	(41,609)	(49)	(41,658)
Class A common stock issued in exchange for Lazard Group common membership interests			191,701	2	(2)					–		–
Distributions to noncontrolling interests, net										–	(15,855)	(15,855)
Deconsolidation of investment companies										–	(14,783)	(14,783)
Adjustments related to noncontrolling interests					9,242		(117)			9,125	(9,125)	–

Balance – September 30, 2012	7,921	$–	123,201,013	$1,232	$750,647	$270,245	$(81,408)	8,531,305	$(226,889)	$713,827	$119,999	$833,826

(*)

Includes 123,009,311 and 123,201,012 shares of the Company’s Class A common stock issued at January 1, 2012 and September 30, 2012, respectively, and 1 share of the Company’s Class B common stock issued at each such date.

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2013

(UNAUDITED)

(dollars in thousands)

	Series A Preferred Stock			Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

	Shares	$		Shares(*)	$				Shares	$
Balance – January 1, 2013	7,921		$–	128,216,424	$1,282	$846,050	$182,647	$(110,541)	12,802,938	$(349,782)	$569,656	$81,884	$651,540

Comprehensive income (loss):
Net income							106,995				106,995	5,323	112,318
Other comprehensive income (loss) - net of tax:
Currency translation adjustments								(18,478)			(18,478)	(132)	(18,610)
Amortization of interest rate hedge								786			786	5	791
Employee benefit plans:
Net actuarial loss								(2,654)			(2,654)	(15)	(2,669)
Adjustments for items reclassified to earnings								3,633			3,633	20	3,653

Comprehensive income											90,282	5,201	95,483

Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)						829					829	5	834
Delivery of Class A common stock (including dividend-equivalents)						(4,994)	(179)		(170,988)	5,173	–		–
Amortization of share-based incentive compensation						182,338					182,338	1,003	183,341
Dividend-equivalents						8,440	(8,604)				(164)	(1)	(165)
Class A common stock dividends							(60,931)				(60,931)		(60,931)
Purchase of Class A common stock									2,201,657	(77,934)	(77,934)		(77,934)
Delivery of Class A common stock in connection with shared-based incentive compensation and related tax benefit of $862						(342,898)	(609)		(7,519,848)	218,819	(124,688)	4	(124,684)
Class A common stock issued in exchange for Lazard Group common membership interests				839,658	8	(8)					–		–
Distributions to noncontrolling interests, net											–	(9,423)	(9,423)
Adjustments related to noncontrolling interests						3,984		(598)			3,386	(4,386)	(1,000)

Balance – September 30, 2013	7,921	$ –		129,056,082	$1,290	$693,741	$219,319	$(127,852)	7,313,759	$(203,724)	$582,774	$74,287	$657,061

(*)

Includes 128,216,423 and 129,056,081 shares of the Company’s Class A common stock issued at January 1, 2013 and September 30, 2013, respectively, and 1 share of the Company’s Class B common stock issued at each such date.

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

Lazard Ltd indirectly held approximately 99.5% and 98.8% of all outstanding Lazard Group common membership interests as of September 30, 2013 and December 31, 2012, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group, which is governed by an Operating Agreement dated as of May 10, 2005, as amended (the “Operating Agreement”). LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by Lazard Group’s current and former managing directors, held approximately 0.5% and 1.2% of the outstanding Lazard Group common membership interests as of September 30, 2013 and December 31, 2012, respectively. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”) which provided LAZ-MD Holdings with approximately 0.5% and 1.2% of the voting power but no economic rights in the Company as of September 30, 2013 and December 31, 2012, respectively. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Lazard Ltd Class A common stock, par value $0.01 per share (“Class A common stock”).

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

LFB is a registered bank regulated by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”). It is engaged primarily in commercial and private banking services for clients and funds managed by Lazard Frères Gestion SAS (“LFG”) and other clients, investment banking activities, including participation in underwritten offerings of securities in France, and asset-liability management.

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

The consolidated results of operations for the three month and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for any future interim or annual period.

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

Presentation of Unrecognized Tax Benefits—In July 2013, the FASB issued guidance on the presentation of unrecognized tax benefits when net operating losses or tax credit carryforwards exist. The guidance requires that the unrecognized tax benefit, or a portion of such unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain situations, as defined in the guidance. The new presentation requirements are effective prospectively for interim and annual reporting periods beginning after December 15, 2013. The Company is currently evaluating this guidance, but does not anticipate its adoption will have a material impact on the Company’s consolidated financial statements.

3.	RECEIVABLES

The Company’s receivables represent receivables from fees, customers and other and related parties.

Receivables are stated net of an estimated allowance for doubtful accounts of $26,160 and $23,017 at September 30, 2013 and December 31, 2012, respectively, for past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. The Company recorded bad debt expense (recoveries) of $(198) and $1,644 for the three month and nine month periods ended September 30, 2013, respectively, and $1,553 and $2,701 for the three month and nine month periods ended September 30, 2012, respectively. In addition, the Company recorded charge-offs, foreign currency translation and other adjustments, which resulted in a net increase to the allowance for doubtful accounts of $1,765 and $1,499 for the three month and nine month periods ended September 30, 2013, respectively, and $15 and $173 for the three month and nine month periods ended September 30, 2012, respectively. At September 30, 2013 and December 31, 2012, the Company had receivables past due or deemed uncollectible of $36,255 and $25,604, respectively.

Of the Company’s total receivables at September 30, 2013 and December 31, 2012, $58,531 and $76,481, respectively, represented interest-bearing financing fee receivables. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $477,620 and $401,562 at September 30, 2013 and December 31, 2012, respectively, approximates fair value.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

4.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Debt (including interest-bearing deposits of $519 and $578, respectively)	$7,501	$5,948

Equities	55,467	44,992

Funds:
Alternative investments (a)	45,809	57,890
Debt (a)	58,605	32,077
Equity (a)	177,831	154,310
Private equity	115,568	112,444

	397,813	356,721

Equity method	8,941	7,012

Total investments	469,722	414,673
Less:
Interest-bearing deposits	519	578
Equity method	8,941	7,012

Investments, at fair value	$460,262	$407,083

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$4,075	$2,755

(a)	Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $7,886, $31,029 and $125,571, respectively, at September 30, 2013 and $5,054, $18,615 and $76,907, respectively, at December 31, 2012, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“Lazard Fund Interests”) and other similar deferred compensation arrangements. Lazard Fund Interests represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds (see Notes 6 and 12 of Notes to Condensed Consolidated Financial Statements).

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

Interests in alternative investment funds primarily consist of interests in various Lazard-managed hedge funds and funds of funds.

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

Private equity investments consolidated but not owned by Lazard relate to the economic interests that are owned by the management team and other investors in the Edgewater Funds (“Edgewater”) which totaled $12,379 and $11,490 at September 30, 2013 and December 31, 2012, respectively (see Note 10 of Notes to Condensed Consolidated Financial Statements).

During the three month and nine month periods ended September 30, 2013 and 2012, the Company reported in revenue-other on its condensed consolidated statements of operations gross unrealized investment gains and losses pertaining to “trading” securities as follows (including, for the three month and nine month periods ended September 30, 2012, restated amounts pertaining to certain non-broker dealer subsidiaries):

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2013	2012	2013	2012
Gross unrealized investment gains	$10,925	$11,825	$12,044	$19,137
Gross unrealized investment losses	$–	$–	$3,907	$35

5.	FAIR VALUE MEASUREMENTS

Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

Level 1.	Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Lazard has the ability to access.

Level 2.	Assets and liabilities whose values are based on (i) quoted prices for similar assets or liabilities in an active market, or quoted prices for identical or similar assets or liabilities in non-active markets, (ii) assets valued based on net asset value (“NAV”) or its equivalent redeemable at the measurement date or within the near term without redemption restrictions, or (iii) inputs other than quoted prices that are directly observable or derived principally from, or corroborated by, market data.

Level 3.	Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our own assumptions about the assumptions a market participant would use in pricing the asset or liability. Items included in Level 3 include securities or other financial assets whose trading volume and level of activity have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis, as well as assets valued based on NAV or its equivalent, but not redeemable within the near term as a result of redemption restrictions.

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

The fair values of derivatives entered into by the Company are classified as Level 2 and are based on the values of the related underlying assets, indices or reference rates as follows - the fair value of forward foreign currency exchange rate contracts is a function of the spot rate and the interest rate differential of the two currencies from the trade date to settlement date; the fair value of equity and fixed income swaps is based on the change in fair values of the related underlying equity security, financial instrument or index and a specified notional holding; the fair value of interest rate swaps is based on the interest rate yield curve; and the fair value of derivative liabilities related to Lazard Fund Interests and other similar deferred compensation arrangements is based on the value of the underlying investments, adjusted for forfeitures. See Note 6 of Notes to Condensed Consolidated Financial Statements.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables present the classification of investments and certain other assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 within the fair value hierarchy:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding interest-bearing deposits)	$1,090	$5,892	$–	$6,982
Equities	54,144	–	1,323	55,467
Funds:
Alternative investments	–	45,809	–	45,809
Debt	58,601	4	–	58,605
Equity	177,792	39	–	177,831
Private equity	–	–	115,568	115,568
Derivatives	–	313	–	313

Total	$291,627	$52,057	$116,891	$460,575

Liabilities:
Securities sold, not yet purchased	$4,075	$–	$–	$4,075
Derivatives	–	159,267	–	159,267

Total	$4,075	$159,267	$–	$163,342

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding interest-bearing deposits)	$1,443	$3,927	$–	$5,370
Equities	44,802	–	190	44,992
Funds:
Alternative investments	–	54,433	3,457	57,890
Debt	32,073	4	–	32,077
Equity	145,231	9,069	10	154,310
Private equity	–	–	112,444	112,444
Derivatives	–	933	–	933

Total	$223,549	$68,366	$116,101	$408,016

Liabilities:
Securities sold, not yet purchased	$2,696	$59	$–	$2,755
Derivatives	–	102,492	–	102,492

Total	$2,696	$102,551	$–	$105,247

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month and nine month periods ended September 30, 2013 and 2012.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the three month and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$637	$2	$650	$–	$34	$1,323
Alternative investment funds	11	(11)	–	–	–	–
Private equity funds	112,833	5,174	2,907	(6,848)	1,502	115,568

Total Level 3 Assets	$113,481	$5,165	$3,557	$(6,848)	$1,536	$116,891

	Nine Months Ended September 30, 2013
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$190	$8	$1,095	$–	$ 30	$1,323
Alternative investment funds	3,457	117	–	(3,574)	–	–
Equity funds	10	–	–	(10)	–	–
Private equity funds	112,444	8,912	6,166	(12,716)	762	115,568

Total Level 3 Assets	$116,101	$9,037	$7,261	$(16,300)	$792	$116,891

	Three Months Ended September 30, 2012
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$181	$–	$–	$–	$5	$186
Alternative investment funds	4,626	18	10	(1,209)	–	3,445
Private equity funds	113,991	(522)	2,945	(348)	1,128	117,194

Total Level 3 Assets	$118,798	$(504)	$2,955	$(1,557)	$1,133	$120,825

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	Nine Months Ended September 30, 2012
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$211	$5	$–	$(30)	$–	$186
Alternative investment funds	10,171	107	20	(6,853)	–	3,445
Private equity funds	122,718	11,828	5,697	(23,093)	44	117,194

Total Level 3 Assets	$133,100	$11,940	$5,717	$(29,976)	$44	$120,825

(a)	Earnings for the three month and nine month periods ended September 30, 2013 and the three month and nine month periods ended September 30, 2012 include net unrealized gains (losses) of $2,680, $6,007, $(460) and $9,103, respectively.

Fair Value of Certain Investments Based on NAV—The Company’s Level 2 and Level 3 investments at September 30, 2013 and December 31, 2012 include certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value. Information with respect thereto was as follows:

	September 30, 2013
			% of Fair Value Not Redeemable	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments		% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds	$45,809	$–	NA	NA	NA	NA	(a)	<30-90 days
Debt funds	4	–	NA	NA	NA	NA	(b)	30 days
Equity funds	39	–	NA	NA	NA	NA	(c)	<30-90 days
Private equity funds	115,568	27,685	100%	13%	36%	51%	NA	NA

Total	$161,420	$27,685

Redemption frequency as follows:

(a)	daily (1%), weekly (12%), monthly (55%) and quarterly (32%)
(b)	daily (100%)
(c)	daily (13%), monthly (58%) and quarterly (29%)

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

Investment Capital Funding Commitments—At September 30, 2013, the Company’s maximum unfunded commitments for capital contributions to investment funds arose from (i) commitments to Corporate Partners II Limited (“CP II”), which amounted to $1,940 for potential “follow-on investments” and/or for fund expenses through the earlier of February 25, 2017 or the liquidation of the fund, (ii) commitments to EGCP III, which amounted to $18,501 through the earlier of October 12, 2016 (i.e., the end of the investment period) for investments and/or expenses (with a portion of the undrawn amount of such commitments as of that date remaining committed until October 12, 2023 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund and (iii) commitments to COF2, which amounted to $7,244 through the earlier of November 11, 2016 (i.e., the end of the investment period) for investments and/or fund expenses (with a portion of the undrawn amount of such commitments as of that date remaining committed until November 11, 2019 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund.

6.	DERIVATIVES

The Company enters into forward foreign currency exchange rate contracts, interest rate swaps, interest rate futures, equity and fixed income swaps and other derivative contracts to hedge exposures to fluctuations in currency exchange rates, interest rates and equity and debt prices. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value, and are included in “other assets” and “other liabilities” on the consolidated statements of financial condition. Gains and losses on the Company’s derivative instruments not designated as hedging instruments are included in “interest income” and “interest expense”, respectively, or “revenue other”, depending on the nature of the underlying item, on the consolidated statements of operations.

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

The tables below present the fair values of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair values of the Company’s derivative liabilities relating to its obligations pertaining to Lazard Fund Interests and other similar deferred compensation arrangements (see Note 12 of Notes to Condensed Consolidated Financial Statements) on the accompanying condensed consolidated statements of financial condition as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Derivative Assets:
Forward foreign currency exchange rate contracts	$313	$893
Equity and fixed income swaps and other (a)	–	40

	$313	$933

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$1,136	$322
Interest rate swaps	–	235
Equity and fixed income swaps (a)	1,825	4,342
Lazard Fund Interests and other similar deferred compensation arrangements	156,306	97,593

	$159,267	$102,492

(a)	For equity and fixed income swaps, amounts represent the netting of gross derivative assets and liabilities of $480 and $2,305 as of September 30, 2013, respectively, and $0 and $4,342 as of December 31, 2012, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets”, with receivables for net cash collateral under such contracts of $14,684 and $15,304 as of September 30, 2013 and December 31, 2012, respectively.

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to Lazard Fund Interests and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2013 and 2012, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Forward foreign currency exchange rate contracts	$(5,310)	$(3,377)	$(1,705)	$(1,248)
Lazard Fund Interests and other similar deferred compensation arrangements	(7,519)	(4,728)	(7,767)	(4,639)
Equity and fixed income swaps and other	(6,520)	(7,471)	(6,872)	(14,096)

Total	$(19,349)	$(15,576)	$(16,344)	$(19,983)

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

7.	PROPERTY

At September 30, 2013 and December 31, 2012, property consisted of the following:

	Estimated Depreciable Life in Years	September 30, 2013	December 31, 2012
Buildings	33	$170,479	$166,560
Leasehold improvements	3-20	173,303	143,408
Furniture and equipment	3-10	146,504	122,125
Construction in progress		4,128	18,801

Total		494,414	450,894
Less - accumulated depreciation and amortization		244,634	225,861

Property		$249,780	$225,033

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at September 30, 2013 and December 31, 2012 are presented below:

	September 30, 2013	December 31, 2012
Goodwill	$350,619	$364,328
Other intangible assets (net of accumulated amortization)	25,782	28,494

	$376,401	$392,822

At September 30, 2013 and December 31, 2012, goodwill of $286,078 and $299,787, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the nine month periods ended September 30, 2013 and 2012 are as follows:

	Nine Months Ended September 30,
	2013	2012
Balance, January 1	$364,328	$356,657
Business acquisitions	1,601	4,272
Foreign currency translation adjustments	(15,310)	3,832

Balance, September 30	$350,619	$364,761

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The gross cost and accumulated amortization of other intangible assets as of September 30, 2013 and December 31, 2012, by major intangible asset category, are as follows:

	September 30, 2013			December 31, 2012
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/performance fees	$30,740	$10,726	$20,014	$30,740	$10,678	$20,062
Management fees, customer relationships and non-compete agreements	33,081	27,313	5,768	33,035	24,603	8,432

	$63,821	$38,039	$25,782	$63,775	$35,281	$28,494

Amortization expense of intangible assets for the three month and nine month periods ended September 30, 2013 was $877 and $2,758, respectively, and for the three month and nine month periods ended September 30, 2012 was $2,494 and $6,172, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2013 (October 1 through December 31)	$2,589
2014	11,574
2015	6,438
2016	5,181

Total amortization expense	$25,782

(a)	Approximately 45% of intangible asset amortization is attributable to a noncontrolling interest.

9.	SENIOR DEBT

Senior debt was comprised of the following as of September 30, 2013 and December 31, 2012:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of
				September 30, 2013	December 31, 2012
Lazard Group 7.125% Senior Notes	$550,000	5/15/15	7.125%	$528,500	$528,500
Lazard Group 6.85% Senior Notes	600,000	6/15/17	6.85%	548,350	548,350
Lazard Group Credit Facility	150,000	9/25/15	0.76%	–	–

Total				$1,076,850	$1,076,850

On September 25, 2012, Lazard Group entered into a $150,000, three-year senior revolving credit facility with a group of lenders (the “Credit Facility”), which expires in September 2015. The Credit Facility replaced a similar revolving credit facility which was terminated as a condition to effectiveness of the Credit Facility. Interest rates under the Credit Facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of September 30, 2013, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 0.76%. At September 30, 2013 and December 31, 2012, no amounts were outstanding under the Credit Facility.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The Credit Facility contains customary terms and conditions, including certain financial covenants. In addition, the Credit Facility, the indenture and the supplemental indentures relating to Lazard Group’s senior notes, contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of September 30, 2013, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

As of September 30, 2013, the Company had approximately $264,000 in unused lines of credit available to it, including the Credit Facility, and unused lines of credit available to LFB of approximately $54,000 (at September 30, 2013 exchange rates) and Edgewater of $55,000. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

The Company’s senior debt at September 30, 2013 and December 31, 2012 is carried at historical amounts. At those dates, the fair value of such senior debt outstanding was approximately $1,197,000 and $1,207,000, respectively, and exceeded the aggregate carrying value by approximately $120,000 and $130,000, respectively. The fair value of the Company’s senior debt was based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

10.	COMMITMENTS AND CONTINGENCIES

Leases—The Company has various leases and other contractual commitments arising in the ordinary course of business. In the opinion of management, the fulfillment of such commitments, in accordance with their terms, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At September 30, 2013, LFB had $4,337 of such indemnifications and held $3,572 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the condensed consolidated statement of financial condition.

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

The aggregate fair value of the consideration recognized by the Company at the acquisition date was $61,624. Such consideration consisted of (i) a one-time cash payment, (ii) 1,142,857 shares of Class A common stock (the “Initial Shares”) and (iii) up to 1,142,857 additional shares of Class A common stock (the “Earnout Shares”) that are subject to earnout criteria and payable over time. The Initial Shares are subject to forfeiture provisions that lapse only upon the achievement of certain performance thresholds and transfer restrictions during the four year period ending December 2014. The Earnout Shares will be issued only if certain performance thresholds are met. As of September 30, 2013 and December 31, 2012, 1,371,992 and 1,209,154 shares, respectively, have been earned because applicable performance thresholds have been satisfied. Such shares are no longer subject to any contingencies. As of December 31, 2012, 686,004 of such shares have been settled, and no additional shares have been settled as of September 30, 2013.

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

For a business acquired in 2011, the Company is obligated to pay earnout consideration if certain performance thresholds are achieved. The maximum potential earnout consideration payable by the Company cannot exceed $7,000. Through September 30, 2013, no cash payments relating to the earnout consideration were required.

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. These commitments have varying expiration dates, are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level. These commitments may not represent future cash requirements as they may expire without being drawn upon. At September 30, 2013, these commitments were not material.

See Notes 5 and 13 of Notes to Condensed Consolidated Financial Statements for information regarding commitments relating to investment capital funding commitments and obligations to fund our pension plans, respectively.

The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, LFB enters into underwriting commitments in which it participates as a joint underwriter. The settlement of such transactions are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations. At September 30, 2013, LFB had no such underwriting commitments.

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

During the nine month periods ended September 30, 2013 and 2012, Lazard Group distributed the following amounts to LAZ-MD Holdings and the subsidiaries of Lazard Ltd (none of which related to tax distributions):

	Nine Months Ended September 30,
	2013	2012
LAZ-MD Holdings	$565	$3,729
Subsidiaries of Lazard Ltd	60,931	66,219

	$61,496	$69,948

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments, as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.

Exchanges of Lazard Group Common Membership Interests—During the nine month periods ended September 30, 2013 and 2012, Lazard Ltd issued 839,658 and 191,701 shares of Class A common stock, respectively, in connection with the exchanges of a like number of Lazard Group common membership interests (received from members of LAZ-MD Holdings in exchange for a like number of LAZ-MD Holdings exchangeable interests).

See “Noncontrolling Interests” below for additional information regarding Lazard Ltd’s and LAZ-MD Holdings’ ownership interests in Lazard Group.

Share Repurchase Program—In February 2011, October 2011, April 2012 and October 2012 the Board of Directors of Lazard Ltd authorized, on a cumulative basis, the repurchase of up to $250,000, $125,000, $125,000 and $200,000, respectively, in aggregate cost of Class A common stock and Lazard Group common membership interests through December 31, 2012, December 31, 2013, December 31, 2013 and December 31, 2014, respectively. The Company’s prior share repurchase authorizations expired on December 31, 2009 and December 31, 2011. The Company expects that the share repurchase program, with respect to the Class A common stock, will continue to be used, among other ways, to offset a portion of the shares that have been or will be issued under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”). Pursuant to such authorizations, purchases have been made in the open market or through privately negotiated transactions. During the nine month period ended September 30, 2013, the Company made purchases of 2,201,657 Class A common shares, at an aggregate cost of $77,934 (no Lazard Group common membership interests were purchased during such nine month period).

As of September 30, 2013, $76,132 of the current share repurchase amount authorized as of such date remained available under the share repurchase program, all of which expires December 31, 2014. In addition, under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”) and delivery of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to cover its minimum statutory tax withholding requirements (see Note 12 of Notes to Condensed Consolidated Financial Statements).

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

In October 2013, the Board of Directors of Lazard Ltd authorized the repurchase of up to an additional $100,000 in aggregate cost of Class A common stock and Lazard Group common membership interests through December 31, 2015.

Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A and Series B preferred stock. Series A and Series B preferred shares were issued in connection with certain prior year business acquisitions, are each non-participating securities convertible into Class A common stock and have no voting or dividend rights. As of both September 30, 2013 and December 31, 2012, 7,921 shares of Series A preferred stock were outstanding and no shares of Series B preferred stock were outstanding. At September 30, 2013, no shares of Series A preferred stock were convertible into shares of Class A common stock on a contingent or a non-contingent basis.

Accumulated Other Comprehensive Income (Loss), Net of Tax (“AOCI”)—The table below reflects the components of AOCI at September 30, 2013 and activity during the nine month period then ended:

	Currency Translation Adjustments	Interest Rate Hedge	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2013	$19,405	$(2,502)	$(128,536)	$(111,633)	$(1,092)	$(110,541)

Activity January 1 to September 30, 2013:
Other comprehensive gain (loss) before reclassifications	(18,610)	–	(2,669)	(21,279)	451	(21,730)
Adjustments for items reclassified to earnings, net of tax	–	791	3,653	4,444	25	4,419

Net other comprehensive income (loss)	(18,610)	791	984	(16,835)	476	(17,311)

Balance, September 30, 2013	$795	$(1,711)	$(127,552)	$(128,468)	$(616)	$(127,852)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month and nine month periods ended September 30, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013		2013
Amortization of interest rate hedge	$264	(a)	$791	(a)

Amortization relating to employee benefit plans	1,627	(b)	4,859	(b)
Less - related income taxes	404		1,206

Net of tax	1,223		3,653

Total reclassifications, net of tax	$1,487		$4,444

(a)	Included in “interest expense” on the condensed consolidated statements of operations.
(b)	Included in the computation of net periodic benefit cost (see Note 13 of Notes to Condensed Consolidated Financial Statements). Such amount is included in “compensation and benefits” expense on the condensed consolidated statement of operations.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Noncontrolling Interests—Noncontrolling interests principally represent interests held in (i) Lazard Group by LAZ-MD Holdings and (ii) Edgewater’s management vehicles that the Company is deemed to control, but does not own.

The following tables summarize the changes in ownership interests in Lazard Group held by Lazard Ltd and LAZ-MD Holdings during the nine month periods ended September 30, 2013 and 2012:

	Lazard Ltd		LAZ-MD Holdings		Total Lazard Group Common Membership Interests
	Common Membership Interests	% Ownership	Common Membership Interests	% Ownership
Balance, January 1, 2012	123,009,311	94.8%	6,756,779	5.2%	129,766,090
Activity January 1, 2012 to September 30, 2012:
Common membership interest activity in connection with:
Exchanges for Class A common stock	191,701		(191,701)		–

Balance, September 30, 2012	123,201,012	94.9%	6,565,078	5.1%	129,766,090

Balance, January 1, 2013	128,216,423	98.8%	1,549,667	1.2%	129,766,090
Activity January 1, 2013 to September 30, 2013:
Common membership interest activity in connection with:
Exchanges for Class A common stock	839,658		(839,658)		–

Balance, September 30, 2013	129,056,081	99.5%	710,009	0.5%	129,766,090

The change in Lazard Ltd’s ownership in Lazard Group in the nine month periods ended September 30, 2013 and 2012 did not materially impact Lazard Ltd’s stockholders’ equity.

The tables below summarize net income attributable to noncontrolling interests for the three month and nine month periods ended September 30, 2013 and 2012 and noncontrolling interests as of September 30, 2013 and December 31, 2012 in the Company’s condensed consolidated financial statements:

	Net Income (Loss) Attributable To Noncontrolling Interests
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Edgewater	$2,018	$(1,704)	$4,671	$2,168
LAZ-MD Holdings	365	1,937	862	4,956
Other	83	139	(210)	93

Total	$2,466	$372	$5,323	$7,217

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	Noncontrolling Interests As Of
	September 30, 2013	December 31, 2012
Edgewater	$71,075	$75,262
LAZ-MD Holdings	2,629	5,405
Other	583	1,217

Total	$74,287	$81,884

Dividend Declared, October 2013—On October 23, 2013, the Board of Directors of Lazard Ltd declared a quarterly dividend of $0.25 per share on its Class A common stock, payable on November 22, 2013, to stockholders of record on November 4, 2013.

12.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2005 Plan and 2008 Plan and activity with respect thereto during the nine month periods ended September 30, 2013 and 2012, is presented below.

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

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs and restricted stock awards) and “professional services” expense (with respect to deferred stock units (“DSUs”)) within the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Share-based incentive awards:
RSUs (a)	$46,095	$65,952	$163,184	$211,271
PRSUs	6,467	–	8,900	–
Restricted stock (b)	2,627	1,659	9,712	7,538
DSUs	71	78	1,545	1,366

Total	$55,260	$67,689	$183,341	$220,175

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

(a)	Includes $0 and $9,099 during the three month and nine month periods ended September 30, 2013 relating to the Cost Saving Initiatives (see Note 14 of Notes to Condensed Consolidated Financial Statements).
(b)	Includes $0 and $247 during the three month and nine month periods ended September 30, 2013 relating to the Cost Saving Initiatives.

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

RSUs and DSUs

RSUs generally require future service as a condition for the delivery of the underlying shares of Class A common stock (unless the recipient is then eligible for retirement under the Company’s retirement policy) and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. PRSUs, which are a form of RSUs that are also subject to service-based vesting conditions, have additional conditions and are described below. The grant date fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods (generally one-third after two years, and the remaining two-thirds after the third year), and is adjusted for actual forfeitures over such periods.

RSUs generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the nine month periods ended September 30, 2013 and 2012, issuances of RSUs pertaining to such dividend participation rights and respective charges to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”), consisted of the following:

	Nine Months Ended September 30,
	2013	2012
Number of RSUs issued	250,834	479,958
Charges to retained earnings, net of estimated forfeitures	$8,216	$11,770

Non-executive members of the Board of Directors receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 39,315 and 49,982 DSUs granted during the nine month periods ended September 30, 2013 and 2012, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into Class A common stock at the time of cessation of service to the Board and, for purposes of calculating diluted net income per share, are included in the diluted weighted average shares of Class A common stock outstanding using the “treasury stock” method. DSUs

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock, and resulted in nominal cash payments for the nine month periods ended September 30, 2013 and 2012.

The Company’s Directors’ Fee Deferral Unit Plan permits its Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. During the nine month periods ended September 30, 2013 and 2012, 5,880 and 7,988 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs during the nine month periods ended September 30, 2013 and 2012:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2013	21,481,131	$33.92	204,496	$31.47
Granted (including 250,834 RSUs relating to dividend participation)	4,862,379	$36.92	45,195	$34.18
Forfeited	(239,117)	$34.63	–	–
Vested	(9,363,792)	$34.78	–	–

Balance, September 30, 2013	16,740,601	$34.30	249,691	$31.96

Balance, January 1, 2012	20,751,829	$36.84	140,660	$34.83
Granted (including 479,958 RSUs relating to dividend participation)	8,121,632	$27.56	57,970	$23.57
Forfeited	(401,065)	$35.49	–	–
Vested	(4,425,534)	$34.43	–	–

Balance, September 30, 2012	24,046,862	$34.16	198,630	$31.54

In connection with RSUs which vested during the nine month periods ended September 30, 2013 and 2012, the Company satisfied its minimum statutory tax withholding requirements in lieu of issuing 3,471,813 and 1,331,812 shares of Class A common stock in the respective nine month periods. Accordingly, 5,891,979 and 3,093,722 shares of Class A common stock held by the Company were delivered during the nine month periods ended September 30, 2013 and 2012, respectively. In addition, during the nine month period ended September 30, 2012, 42,432 shares of previously delivered Class A common stock were forfeited by certain former employees and returned to the Company.

During the fourth quarter of 2012, 958,213 RSUs were modified through forward purchase agreements into liability awards. Such liability awards were settled on March 1, 2013 for $28,612. During the nine month period ended September 30, 2013, compensation expense of $1,690 was recorded for such liability awards.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

As of September 30, 2013, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $196,000, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.2 years subsequent to September 30, 2013.

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the nine month periods ended September 30, 2013 and 2012:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2013	1,972,609	$34.85
Granted	368,736	$36.74
Forfeited	(35,794)	$33.35
Vested	(1,728,509)	$36.00

Balance, September 30, 2013	577,042	$32.72

Balance, January 1, 2012	95,332	$37.63
Granted/Exchanged	577,323	$29.25
Forfeited	(21,178)	$29.51
Vested	(186,180)	$31.60

Balance, September 30, 2012	465,297	$30.02

In connection with shares of restricted Class A common stock that vested during the nine month periods ended September 30, 2013 and 2012, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 18,631 and 28,129 shares of Class A common stock during the respective periods. Accordingly, 1,709,878 and 158,051 shares of Class A common stock held by the Company were delivered during the nine month periods ended September 30, 2013 and 2012, respectively.

The awards include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At September 30, 2013, unrecognized restricted stock expense was approximately $9,000, with such expense to be recognized over a weighted average period of approximately 1.5 years subsequent to September 30, 2013.

PRSUs

During the nine month period ended September 30, 2013, the Company granted 448,128 PRSUs. The PRSUs are subject to both performance-based and service-based vesting conditions. The number of shares of Class A common stock that a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics that relate to the Company’s performance over the three-year period beginning on January 1, 2012 and ending on December 31, 2014. The target number of shares of Class A common stock subject to each PRSU is one; however, based on the achievement of the performance criteria, the number of shares of Class A common stock that may be received in connection with each PRSU can range from zero to three times the target number. The PRSUs granted in 2013 will vest 33% in March 2015 and 67% in March 2016, provided the applicable service and performance conditions are satisfied. In addition, the performance metrics applicable to each PRSU will be evaluated on an annual basis at the end of each fiscal year during the performance period and, if the Company

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

has achieved a threshold level of performance with respect to the fiscal year, 25% of the target number of shares of Class A common stock subject to each PRSU will no longer be at risk of forfeiture based on the achievement of performance criteria. PRSUs generally include dividend participation rights.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value of $36.11 per share. As of September 30, 2013, the total estimated unrecognized compensation expense for PRSUs granted in 2013 was approximately $23,000, and the Company expects to amortize such expense over a weighted-average period of approximately 1.7 years.

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

The following is a summary of activity relating to Lazard Fund Interests and other similar deferred compensation arrangements during the nine month periods ended September 30, 2013 and 2012:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2013	$47,445	$97,593
Granted	72,217	72,217
Settled	–	(22,903)
Forfeited	(765)	(985)
Amortization	(44,195)	–
Change in fair value related to:
Increase in fair value of underlying investments	–	7,767
Adjustment for estimated forfeitures	–	3,175
Other	(217)	(558)

Balance, September 30, 2013	$74,485	$156,306

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2012	$17,782	$29,900
Granted	64,658	64,658
Settled	–	(8,640)
Forfeited	(1,607)	(1,706)
Amortization	(24,508)	–
Change in fair value related to:
Increase in fair value of underlying investments	–	4,639
Adjustment for estimated forfeitures	–	2,202
Other	101	–

Balance, September 30, 2012	$56,426	$91,053

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.7 years subsequent to September 30, 2013.

The following is a summary of the impact of Lazard Fund Interests and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Compensation expense:
Amortization, net of forfeitures (a)	$15,049	$9,626	$47,150	$26,611
Change in fair value of underlying investments	7,519	4,728	7,767	4,639

Total	$22,568	$14,354	$54,917	$31,250

(a)	Includes $0 and $2,665 during the three month and nine month periods ended September 30, 2013 relating to the Cost Saving Initiatives.

13.	EMPLOYEE BENEFIT PLANS

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

Employer Contributions to Pension Plans—The Company’s funding policy for its U.S. and non-U.S. pension plans is to fund when required or when applicable upon an agreement with the plans’ Trustees. Management also evaluates from time to time whether to make voluntary contributions to the plans. The Company did not make a contribution to the U.S. pension plans during the nine month period ended September 30, 2013.

On April 30, 2012, the Company and the Trustees of the U.K. pension plans concluded the December 31, 2010 triennial valuations of the plans. In connection with such valuations and a previously negotiated agreement with the Trustees, the Company and the Trustees agreed upon pension funding terms (the “agreement”) (which

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

superseded the terms of an agreement reached in June 2009 with respect to the previous triennial valuation as of December 31, 2007) whereby the Company: (i) made a contribution in December 2011 to the plans of 2.3 million British pounds ($3,687 at December 31, 2011 exchange rates) from a previously established escrow account, (ii) agreed to make contributions of 1 million British pounds during each year from 2012 through 2020 inclusive, and (iii) amended the previous escrow arrangement into an account security arrangement covering 10.2 million British pounds, committing to make annual contributions of 1 million British pounds into such account security arrangement during each year from 2014 through 2020, inclusive. It was further agreed that, to the extent that the value of the plans’ assets falls short of the funding target for June 1, 2020 that has been agreed upon with the Trustees, the assets from the account security arrangement would be released into the plans at that date. Additionally, the Company agreed to fund the expenses of administering the plans, including certain regulator levies and the cost of other professional advisors to the plans. The terms of the agreement are subject to adjustment based on the results of subsequent triennial valuations. The aggregate amount in the account security arrangement was approximately $16,500 at both September 30, 2013 and December 31, 2012 and has been recorded in “cash deposited with clearing organizations and other segregated cash” on the accompanying condensed consolidated statements of financial condition. Income on the account security arrangement accretes to the Company and is recorded in interest income.

During the nine month period ended September 30, 2013, the Company contributed 1 million British pounds ($1,545 at September 30, 2013 exchange rates) to these U.K. pension plans, and no contributions were required to be made to other non-U.S. pension plans.

The following table summarizes the components of net periodic benefit cost related to the Company’s post-retirement plans for the three month and nine month periods ended September 30, 2013 and 2012:

	Pension Plans		Medical Plan
	Three Months Ended September 30,
	2013	2012	2013	2012
Components of Net Benefit Cost (Credit):
Service cost	$315	$166	$12	$15
Interest cost	6,744	6,862	46	53
Expected return on plan assets	(6,701)	(6,637)	–	–
Amortization of:
Prior service cost	708	668	–	–
Net actuarial loss	919	412	–	–

Net benefit cost	$1,985	$1,471	$58	$68

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	Pension Plans		Medical Plan
	Nine Months Ended September 30,
	2013	2012	2013	2012
Components of Net Benefit Cost (Credit):
Service cost	$938	$504	$39	$45
Interest cost	20,193	20,649	137	158
Expected return on plan assets	(20,090)	(19,931)	–	–
Amortization of:
Prior service cost	2,114	2,056	–	–
Net actuarial loss	2,745	1,243	–	–
Settlement loss (a)	–	886	–	–

Net benefit cost	$5,900	$5,407	$176	$203

(a)	During the nine month period ended September 30, 2012, the Company’s pension plans in the U.S. made lump sum benefit payments in excess of the plans’ annual service and interest costs, which, under U.S. GAAP, requires that the plans’ obligations and assets be remeasured. The remeasurement of the plans resulted in the recognition of actuarial losses totaling $1,935 recorded in “other comprehensive income (loss), net of tax” (“OCI”), which, combined with a settlement loss of $886 recognized in “compensation and benefits” expense, resulted in a net charge to OCI of $1,049.

14.	COST SAVING INITIATIVES

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

Expenses associated with the implementation of the Cost Saving Initiatives were completed during the second quarter of 2013. The Company incurred these expenses, by segment, as reflected in the tables below:

	Financial Advisory	Asset Management	Corporate	Total
Nine Month Period Ended September 30, 2013:
Compensation and benefits	$45,746	$236	$5,417	$51,399
Other	2,033	(1)	11,272	13,304

Total	$47,779	$235	$16,689	$64,703

	Financial Advisory	Asset Management	Corporate	Total
Cumulative October 2012 Through September 30, 2013:
Compensation and benefits	$121,879	$12,292	$17,215	$151,386
Other	3,432	732	11,729	15,893

Total	$125,311	$13,024	$28,944	$167,279

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Activity related to the obligations pursuant to the Cost Saving Initiatives during the nine month period ended September 30, 2013 was as follows:

	Accrued Compensation and Benefits	Other Liabilities	Total
Balance, January 1, 2013	$46,128	$1,714	$47,842
New charges	51,399	13,304	64,703
Less:
Non-cash charges	(12,007)	(3,387)	(15,394)
Settlements	(68,813)	(2,299)	(71,112)

Balance, September 30, 2013	$16,707	$9,332	$26,039

15.	INCOME TAXES

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

The Company recorded income tax provisions of $18,370 and $31,335 for the three month and nine month periods ended September 30, 2013, respectively, and $13,053 and $32,191 for the three month and nine month periods ended September 30, 2012, respectively, representing effective tax rates of 22.6%, 21.8%, 27.9% and 24.9%, respectively. The difference between the U.S. federal statutory rate of 35.0% and the effective tax rates reflected above principally relates to (i) Lazard Group primarily operating as a limited liability company in the U.S., (ii) taxes payable to foreign jurisdictions that are not offset against U.S. income taxes, (iii) foreign source income (loss) not subject to U.S. income taxes (including interest on intercompany financings), (iv) Lazard Group’s income from U.S. operations attributable to noncontrolling interests, and (v) U.S. state and local taxes (primarily UBT), which are incremental to the U.S. federal statutory tax rate.

Substantially all of Lazard’s foreign operations are conducted in “pass-through” entities for U.S. income tax purposes and the Company provides for U.S. income taxes on a current basis for substantially all of those earnings. The repatriation of prior earnings attributable to “non-pass-through” entities would not result in the recognition of a material amount of additional U.S. income taxes.

Tax Receivable Agreement

The redemption of historical partner interests in connection with the Company’s separation and recapitalization that occurred in May 2005 and subsequent exchanges of LAZ-MD Holdings exchangeable

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

interests for shares of Class A common stock have resulted, and future exchanges of LAZ-MD Holdings exchangeable interests for shares of Class A common stock may result, in increases in the tax basis of the tangible and intangible assets of Lazard Group. The tax receivable agreement dated as of May 10, 2005 with LFCM Holdings LLC (“LFCM Holdings”, see Note 17 below) requires the Company to pay LFCM Holdings 85% of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of the above-mentioned increases in tax basis. The Company calculates this provision annually and includes such amounts in operating expenses on its consolidated statements of operations once the results of operations for the full year are known. Based on the financial results for the applicable annual periods, there is no provision for such payments in the nine month periods ended September 30, 2013 and 2012. If any provision is required pursuant to the tax receivable agreement, such amount would be fully offset by a reduction in the Company’s income tax expense.

16.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

The Company’s basic and diluted net income per share calculations for the three month and nine month periods ended September 30, 2013 and 2012 are computed as described below.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The calculations of the Company’s basic and diluted net income per share and weighted average shares outstanding for the three month and nine month periods ended September 30, 2013 and 2012 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to Lazard Ltd	$60,282	$33,301	$106,995	$89,674
Add - adjustment associated with Class A common stock issuable on a non-contingent basis	–	3	–	6

Net income attributable to Lazard Ltd - basic	60,282	33,304	106,995	89,680
Add - dilutive effect, as applicable, of:
Adjustments to income relating to interest expense and changes in net income attributable to noncontrolling interests resulting from assumed Class A common stock issuances in connection with share-based incentive compensation and exchangeable interests, net of tax	316	1,804	787	4,680

Net income attributable to Lazard Ltd - diluted	$60,598	$35,108	$107,782	$94,360

Weighted average number of shares of Class A common stock outstanding	121,441,956	114,689,712	119,797,545	116,949,317
Add - adjustment for shares of Class A common stock issuable on a non-contingent basis	757,998	913,639	758,502	740,087

Weighted average number of shares of Class A common stock outstanding - basic	122,199,954	115,603,351	120,556,047	117,689,404
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of Class A common stock issuable from share-based incentive compensation and exchangeable interests	12,042,190	19,776,685	12,617,953	17,847,646

Weighted average number of shares of Class A common stock outstanding - diluted	134,242,144	135,380,036	133,174,000	135,537,050

Net income attributable to Lazard Ltd per share of Class A common stock:
Basic	$0.49	$0.29	$0.89	$0.76

Diluted	$0.45	$0.26	$0.81	$0.70

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

17.	RELATED PARTIES

Amounts receivable from, and payable to, related parties are set forth below:

	September 30, 2013	December 31, 2012
Receivables
LFCM Holdings	$13,015	$20,529
Other	1,261	3,272

Total	$14,276	$23,801

Payables
LFCM Holdings	$4,335	$2,943
Other	360	705

Total	$4,695	$3,648

LFCM Holdings

LFCM Holdings owns and operates the capital markets business and fund management activities, as well as other specified non-operating assets and liabilities, that were transferred to it by Lazard Group (referred to as the “separated businesses”) in May 2005 and is owned by various former and current working members, including certain of Lazard’s former and current managing directors (which also include the Company’s executive officers) who were or are also members of LAZ-MD Holdings. In addition to the master separation agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings (the “master separation agreement”), which effected the separation and recapitalization that occurred in May 2005, LFCM Holdings entered into certain agreements that addressed various business matters associated with the separation, including agreements related to administrative and support services (the “administrative services agreement”), employee benefits, insurance matters and licensing. In addition, LFCM Holdings and Lazard Group entered into a business alliance agreement (the “business alliance agreement”). Certain of these agreements are described in more detail in the Company’s Form 10-K.

For the three month and nine month periods ended September 30, 2013, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $534 and $1,466, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $1,633 and $1,163, respectively. For the three month and nine month periods ended September 30, 2012, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $666 and $2,181, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $182 and $4,548, respectively. Amounts relating to the administrative services agreement are reported as reductions to operating expenses. Net referral fees for underwriting transactions under the business alliance agreement are reported in “revenue-other”. Net referral fees for private placement, M&A and restructuring transactions under the business alliance agreement are reported in advisory fee revenue.

Receivables from LFCM Holdings and its subsidiaries as of September 30, 2013 and December 31, 2012 include $5,038 and $14,299, respectively, related to administrative and support services and other receivables, which include sublease income and reimbursement of expenses incurred on behalf of LFCM Holdings, and $7,977 and $6,230, respectively, related to referral fees for underwriting and private placement transactions. Payables to LFCM Holdings and its subsidiaries at September 30, 2013 and December 31, 2012 include $4,335 and $2,943, respectively, primarily relating to referral fees for Financial Advisory transactions.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Other

Other receivables and payables at September 30, 2013 and December 31, 2012 primarily relate to referral fees for M&A transactions with MBA Lazard Holdings S.A. and its affiliates, an Argentina-based group in which the Company has a 50% ownership interest, and, at December 31, 2012, a related party loan.

LAZ-MD Holdings

Lazard Group provides certain administrative and support services to LAZ-MD Holdings through an administrative services agreement, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the three month and nine month periods ended September 30, 2013, such charges amounted to $250 and $750, respectively. For the three month and nine month periods ended September 30, 2012, such charges amounted to $188 and $563, respectively.

18.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6  2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At September 30, 2013, LFNY’s regulatory net capital was $84,678, which exceeded the minimum requirement by $81,181.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At September 30, 2013, the aggregate regulatory net capital of the U.K. Subsidiaries was $66,007, which exceeded the minimum requirement by $51,404.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the ACPR for its banking activities conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), are subject to regulation and supervision by the Autorité des Marchés Financiers. At September 30, 2013, the consolidated regulatory net capital of CFLF was $192,042, which exceeded the minimum requirement set for regulatory capital levels by $158,224.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At September 30, 2013, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $113,317, which exceeded the minimum required capital by $75,584.

At September 30, 2013, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

Pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-financial advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this new supervision, the combined European regulated group will be required to comply with periodic financial, regulatory net capital and other reporting obligations. Additionally, the combined European regulated group, together with our European financial advisory entities, will be required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure (which is similar to the information that we have already been providing informally). This new supervision under, and provision of information to, the ACPR is expected to become effective on December 31, 2013.

The Dodd-Frank Act and rules and regulations that may be adopted in countries in which we operate (including regulations that have not yet been proposed) could affect us in other ways.

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

The Company’s segment information for the three month and nine month periods ended September 30, 2013 and 2012 was prepared using the following methodology:

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

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013(a)	2012
Financial Advisory	Net Revenue	$233,842	$219,973	$665,611	$739,793
	Operating Expenses	218,015	212,449	674,689	693,546

	Operating Income (Loss)	$15,827	$7,524	$(9,078)	$46,247

Asset Management	Net Revenue	$252,094	$221,516	$741,618	$647,096
	Operating Expenses	168,895	160,869	511,526	477,989

	Operating Income	$83,199	$60,647	$230,092	$169,107

Corporate	Net Revenue (Expense)	$(5,582)	$(12,683)	$(34,567)	$(35,134)
	Operating Expenses	12,326	8,762	42,794	51,138

	Operating Income (Loss)	$(17,908)	$(21,445)	$(77,361)	$(86,272)

Total	Net Revenue	$480,354	$428,806	$1,372,662	$1,351,755
	Operating Expenses	399,236	382,080	1,229,009	1,222,673

	Operating Income	$81,118	$46,726	$143,653	$129,082

(a)	See Note 14 of Notes to Condensed Consolidated Financial Statements for information regarding the Cost Saving Initiatives, and the impact on each of the Company’s business segments during the nine month period ended September 30, 2013.

	As Of
	September 30, 2013	December 31, 2012
Total Assets
Financial Advisory	$697,183	$793,007
Asset Management	632,526	566,677
Corporate	1,626,747	1,627,209

Total	$2,956,456	$2,986,893

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Ltd’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”). All references to “2013”, “2012”, “third quarter”, “nine months” or “the period” refer to, as the context requires, the three month and nine month periods ended September 30, 2013 and September 30, 2012.

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

LFB is a registered bank regulated by the Autorité de Contrôle Prudentiel et de Résolution. It is engaged primarily in commercial and private banking services for clients and funds managed by Lazard Frères Gestion SAS (“LFG”) and other clients, investment banking activities, including participation in underwritten offerings of securities in France, and asset-liability management.

Our consolidated net revenue was derived from the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Financial Advisory	49%	51%	48%	55%
Asset Management	52	52	54	48
Corporate	(1)	(3)	(2)	(3)

Total	100%	100%	100%	100%

We also invest our own capital from time to time, generally alongside capital of qualified institutional and individual investors in alternative investments or private equity investments, and, since 2005, we have engaged in a number of alternative investments and private equity activities, including investments through (i) the Edgewater Funds (“Edgewater”), our Chicago-based private equity firm (see Note 10 of Notes to Condensed Consolidated Financial Statements), (ii) Lazard Australia Corporate Opportunities Fund 2 (“COF2”), a Lazard-managed Australian private equity fund targeting Australasian mid-market investments, (iii) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small-to mid-cap European companies and (iv) a private equity fund targeting significant noncontrolling-stake investments in established private companies. We may explore and discuss opportunities to expand the scope of our alternative investment and private equity activities in Europe, the U.S. and elsewhere. These opportunities could include internal growth of new funds and direct investments by us, partnerships or strategic relationships, investments with third parties or acquisitions of existing funds or management companies. Also, consistent with any obligations to LFCM Holdings LLC (“LFCM Holdings”), we may explore discrete capital markets opportunities.

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

Equity market indices for developed markets at September 30, 2013 increased when compared to such indices at September 30, 2012, December 31, 2012 and June 30, 2013. Emerging market indices at September 30, 2013 generally decreased as compared to September 30, 2012 and December 31, 2012, but have increased as compared to June 30, 2013. On an industry-wide basis, during the first nine months of 2013, the value and number of completed M&A transactions decreased, as compared to the corresponding prior year period. Global restructuring activity, as measured by the number of corporate defaults, increased in the first nine months of 2013 as compared to the corresponding period last year, but the aggregate value of debt defaults remains low, consistent with the last several years.

Entering the fourth quarter of 2013, interest rates remain low relative to historical levels and corporate cash balances remain high. Global macroeconomic conditions appear to be improving but remain uncertain, especially with respect to Europe. The breadth of our businesses has mitigated the impact of the European financial crisis. Although the number of completed European M&A transactions declined in the first nine months of 2013 and contributed to the revenue decrease in our Financial Advisory business, we believe other advisory opportunities, including opportunities for our Sovereign Advisory and Capital Advisory businesses, may offset the slowdown. In our Asset Management business, most of LAM’s European clients are invested with LAM primarily outside of Europe. Many of those who are invested in Europe are invested in European fixed income, which has not had a significant impact on our Asset Management business. Nonetheless, the business situation in Europe remains challenging. Despite volatility in emerging markets during the third quarter of 2013, we have experienced positive flows in our Emerging Markets debt and Emerging Market and Multi-Regional equity platforms.

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

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•	Financial Advisory – In the near- to mid-term, we expect that the U.S. macroeconomic environment will likely be the strongest of the developed economies. Certain legal decisions in the U.S. reinforce the importance of independent advice, and the global scale and breadth of our Financial Advisory business allows us to advise on large, complex cross-border transactions across a variety of industries. We continue to develop our range of advisory capabilities, in particular in Europe, with our Sovereign Advisory, Restructuring and Capital Advisory businesses. In addition, we believe our businesses throughout the emerging markets, Japan and Australia position us for growth in these markets, while strengthening and distinguishing our relationships with clients in developed economies. We recently integrated our Brazilian operations based in São Paulo. We also established the Lazard Africa initiative, to leverage our sovereign and corporate expertise in this rapidly growing region, for our clients in both developed and developing countries.

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

Financial Advisory

As reflected in the following table, which sets forth global industry statistics for the third quarter and first nine months of 2013 and 2012, the value and number of completed M&A transactions in the 2013 periods decreased compared to the corresponding periods in 2012. With respect to announced M&A transactions, the increase in value was primarily driven by one large transaction, while the number decreased compared to the corresponding periods in 2012.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Incr / (Decr)	2013	2012	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
Value	$364	$478	(24)%	$1,425	$1,454	(2)%
Number	6,220	7,201	(14)%	19,632	22,304	(12)%
Announced M&A Transactions:
Value	$709	$553	28%	$1,701	$1,665	2%
Number	8,748	9,364	(7)%	26,448	28,599	(8)%

Source:	Thomson Reuters as of October 7, 2013.

Global restructuring activity, as measured by the number of corporate defaults, increased in the first nine months of 2013 as compared to the corresponding period last year, but the aggregate value of debt defaults remains low, consistent with the last several years. The number of defaulting issuers increased to 51 in the first nine months of 2013, according to Moody’s Investors Service, Inc., as compared to 46 in the corresponding period of 2012.

Asset Management

A comparison of major equity market indices at September 30, 2013, to such indices at June 30, 2013, December 31, 2012 and September 30, 2012, is shown in the table below.

	Percentage Changes September 30, 2013 vs.
	June 30, 2013	December 31, 2012	September 30, 2012
MSCI World Index	8%	15%	17%
Euro Stoxx	11%	10%	18%
MSCI Emerging Market	5%	(7)%	(1)%
S&P 500	5%	19%	17%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM and the nature of the AUM product mix. Accordingly, market movements, foreign currency volatility and changes in our AUM product mix will impact the level of revenues we receive from our Asset Management business when comparing periodic results. A substantial portion of our AUM is invested in equities, and market movements reflected in the changes in Lazard’s AUM during the period reflect the changes in global equity market indices. Our AUM at September 30, 2013 increased 6% versus AUM at December 31, 2012, primarily due to market appreciation. Average AUM for the first nine months of 2013 increased 11% as compared to average AUM for the corresponding period of 2012.

Cost Saving Initiatives

In October 2012, we announced cost saving initiatives which, at that time, were expected to result in approximately $125 million in annual savings from our compensation and non-compensation cost base. We currently expect total annual savings related to the cost saving initiatives to be approximately $160 million, partially offset by investment in our business.

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

Corporate segment net revenue consists primarily of investment gains and losses on the Company’s “seed investments” related to our Asset Management business, principal investments in private equity funds and

“equity method” investments, net hedging activities, as well as gains and losses on investments held in connection with Lazard Fund Interests and on the extinguishment of debt (to the extent applicable), interest income and interest expense. Corporate net revenue also can fluctuate due to changes in the fair value of investments classified as “trading”, as well as due to changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness. The Company holds no “available-for-sale” or “held-to-maturity” investments.

Although Corporate segment net revenue during the first nine months of 2013 represented (2)% of Lazard’s net revenue, total assets in the Corporate segment represented 55% of Lazard’s consolidated total assets as of September 30, 2013, which are attributable to investments in government bonds and money market funds, fixed income funds, alternative investment funds and other securities, private equity investments, cash and assets associated with LFB.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Net Revenue	$480,354	$428,806	$1,372,662	$1,351,755

Operating Expenses:
Compensation and benefits	301,809	283,818	910,679	905,527
Non-compensation	96,550	95,768	315,572	310,974
Amortization of intangible assets related to acquisitions	877	2,494	2,758	6,172

Total operating expenses	399,236	382,080	1,229,009	1,222,673

Operating Income	81,118	46,726	143,653	129,082
Provision for income taxes	18,370	13,053	31,335	32,191

Net Income	62,748	33,673	112,318	96,891
Less – Net Income Attributable to Noncontrolling Interests	2,466	372	5,323	7,217

Net Income Attributable to Lazard Ltd	$60,282	$33,301	$106,995	$89,674

Operating Income, As A % Of Net Revenue	16.9%	10.9%	10.5%	9.5%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Operating Revenue
Net revenue	$480,354	$428,806	$1,372,662	$1,351,755
Add (deduct):
Other interest expense (a)	19,895	20,326	59,680	60,194
Revenue related to noncontrolling interests (b)	(3,994)	(1,193)	(10,774)	(10,141)
(Gains) losses on investments pertaining to Lazard Fund Interests (c)	(7,519)	(4,728)	(7,767)	(4,639)

Operating revenue	$488,736	$443,211	$1,413,801	$1,397,169

(a)	Interest expense (excluding interest expense incurred by LFB) is added back in determining operating revenue because such expense is not considered to be a cost directly related to the revenue of our business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount.
(c)	Changes in the fair value of investments held in connection with Lazard Fund Interests and other similar deferred compensation arrangements that correspond to changes in the value of the related compensation liability, which is recorded within compensation and benefits expense, are excluded.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Adjusted Compensation and Benefits Expense
Total compensation and benefits expense	$301,809	$283,818	$910,679	$905,527
Deduct:
Noncontrolling interests (a)	(1,112)	(1,020)	(3,296)	(3,110)
(Charges) credits pertaining to Lazard Fund Interests (b)	(7,519)	(4,728)	(7,767)	(4,639)
Costs related to staff reductions (c)	–	–	–	(21,754)
Cost saving initiatives (c)	–	–	(51,399)	–

Adjusted compensation and benefits expense	$293,178	$278,070	$848,217	$876,024

Adjusted compensation and benefits expense, as a % of Operating Revenue	60.0%	62.7%	60.0%	62.7%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because, as is the case with operating revenue, Lazard has no economic interest in such amounts.
(b)	Changes in fair value of the derivative compensation liability recorded in connection with Lazard Fund Interests and other similar deferred compensation arrangements are excluded because such amounts correspond to the changes in the fair value of the underlying investments, which are excluded from operating revenue.
(c)	Represents expenses related to the first quarter 2012 staff reductions and the cost saving initiatives for (i) severance costs and benefit payments; (ii) the acceleration of unrecognized amortization expense of deferred incentive compensation previously granted to individuals whose employment was being terminated and (iii) the settlement of certain contractual obligations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Adjusted Non-Compensation Expense
Total non-compensation expense	$96,550	$95,768	$315,572	$310,974
Deduct:
Noncontrolling interests (a)	(487)	(655)	(1,626)	(1,954)
Costs related to staff reductions (b)	–	–	–	(2,905)
Cost saving initiatives (b)	–	–	(13,304)	–

Adjusted non-compensation expense	$96,063	$95,113	$300,642	$306,115

Adjusted non-compensation expense, as a % of Operating Revenue	19.7%	21.5%	21.3%	21.9%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because, as is the case with operating revenue, the Company has no economic interest in such amounts.
(b)	Non-compensation costs associated with the first quarter 2012 staff reductions and the cost saving initiatives are excluded to enhance comparability of adjusted non-compensation expense between present, historical and future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Earnings From Operations
Operating revenue	$488,736	$443,211	$1,413,801	$1,397,169
Deduct:
Adjusted compensation and benefits expense	(293,178)	(278,070)	(848,217)	(876,024)
Adjusted non-compensation expense	(96,063)	(95,113)	(300,642)	(306,115)

Earnings from operations	$99,495	$70,028	$264,942	$215,030

Earnings from operations, as a % of Operating Revenue	20.3%	15.8%	18.7%	15.4%

Certain additional key ratios and headcount information are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
As a % of Net Revenue, by Revenue Category:
Investment banking and other advisory fees	48%	51%	48%	54%
Money management fees	50	50	52	46
Interest income	1	–	–	1
Other	5	4	4	4
Interest expense	(4)	(5)	(4)	(5)

Net Revenue	100%	100%	100%	100%

	As Of
	September 30, 2013 (a)	December 31, 2012	September 30, 2012
Headcount:
Managing Directors:
Financial Advisory	136	151	155
Asset Management	73	75	76
Corporate	15	14	13

Total Managing Directors	224	240	244
Other Employees:
Business segment professionals	1,086	1,108	1,140
All other professionals and support staff	1,095	1,165	1,197

Total	2,405	2,513	2,581

(a)	As of September 30, 2013, most of the headcount reductions relating to the cost saving initiatives have been completed, with the remainder expected in the fourth quarter. Such reductions may be partially offset by additional investments and, in the case of managing directors, promotions.

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

Three Months Ended September 30, 2013 versus September 30, 2012

The Company reported net income attributable to Lazard Ltd in the 2013 period of $60 million, as compared to net income of $33 million in the 2012 period. The changes in the Company’s operating results during these periods are described below.

Net revenue in the 2013 period increased $52 million, or 12%, with operating revenue increasing $46 million, or 10%, as compared to the 2012 period. Fee revenue from investment banking and other advisory activities increased $14 million, or 6%, primarily due to increases in M&A and Other Advisory fees and Restructuring revenue. The increase in M&A and Other Advisory fee revenue was primarily due to an increase in average fees paid in respect of transactions involving fees greater than $1 million. The increase in Restructuring revenue reflected the closing of several large assignments in the 2013 period. Money management fees, including incentive fees, increased $27 million, or 12%, primarily reflecting a $15 billion, or 10%, increase in average AUM as compared to the 2012 period. In the aggregate, interest income, other revenue and interest expense increased $11 million as compared to the 2012 period, primarily due to higher investment income in the 2013 period.

Compensation and benefits expense in the 2013 period increased $18 million, or 6%, compared to the 2012 period. Factors contributing to the increase included higher compensation costs driven by the increase in operating revenue, partially offset by lower headcount related to the cost saving initiatives and reduced amortization expense in the 2013 period associated with deferred incentive compensation awards related to 2008 deferred incentive compensation (the “2008 grant”). As described below, the 2008 grant, which had a comparatively longer, four year vesting period, affected amortization expense for the full year of 2012 but was fully vested as of March 1, 2013.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between interim periods, as described above), was $293 million in the 2013 period, an increase of $15 million, or 5%, when compared to $278 million in the 2012 period. The ratio of adjusted compensation and benefits expense to operating revenue was 60.0% for the 2013 period, as compared to 62.7% for the 2012 period. The third quarter 2013 ratio of adjusted compensation and benefits expense to operating revenue assumes, based on current market conditions, a ratio of awarded compensation and benefits expense to operating revenue of approximately 58.5% for the full year of 2013, as compared to 59.4% for the full year of 2012. As described above, when analyzing compensation and benefits expense on a full year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years.

Non-compensation expense in the 2013 period remained substantially unchanged as compared to the 2012 period. When excluding non-compensation costs relating to noncontrolling interests, adjusted non-compensation expense in the 2013 period increased $1 million, or 1%, compared to the 2012 period. During the 2013 period, increases in (i) professional fees, (ii) occupancy costs and (iii) mutual fund servicing fees primarily related to the increase in AUM, were partially offset by decreases in marketing and business development expense associated with lower expenses for travel, and technology expense for market data and telecommunications. The ratio of adjusted non-compensation expense to operating revenue was 19.7% in the 2013 period versus 21.5% in the 2012 period.

Amortization of intangible assets decreased by $2 million as compared to the 2012 period.

Operating income in the 2013 period increased $34 million, or 74%, as compared to operating income in the 2012 period. Operating income, as a percentage of net revenue, was 16.9%, as compared to 10.9% in the 2012 period.

Earnings from operations increased $29 million, or 42%, when compared to the 2012 period, and, as a percentage of operating revenue, was 20.3% in the 2013 period, as compared to 15.8% in the 2012 period.

The provision for income taxes increased $5 million, or 41%, when compared to the 2012 period, and reflected an effective tax rate of 22.6%, as compared to 27.9% for the 2012 period. The decrease in the effective tax rate is primarily reflective of the change in the geographic mix of earnings.

Net income attributable to noncontrolling interests increased $2 million in the 2013 period.

Nine Months Ended September 30, 2013 versus September 30, 2012

The Company reported net income attributable to Lazard Ltd in the 2013 period of $107 million, as compared to net income of $90 million in the 2012 period. The changes in the Company’s operating results during these periods are described below.

Net revenue in the 2013 period increased $21 million, or 2%, with operating revenue increasing $17 million, or 1%, as compared to the 2012 period. Fee revenue from investment banking and other advisory activities decreased $72 million, or 10%, primarily due to decreases in M&A and Other Advisory fees and Restructuring revenue. The decrease in M&A and Other Advisory fee revenue was primarily due to a lower number of transactions involving fees greater than $1 million in the 2013 period as compared to the 2012 period. The 2012 period included significant fees related to our sovereign advisory and middle market businesses. The decline in Restructuring revenue was attributable to the closing of several large assignments in the first nine months of 2012, and is consistent with the industry-wide low level of corporate restructuring activity. Money management fees, including incentive fees, increased $86 million, or 14%, principally reflecting a $17 billion, or 11%, increase in average AUM as compared to the 2012 period. In the aggregate, interest income, other revenue and interest expense reflected an increase in net revenue of $6 million as compared to the 2012 period. Such increase was primarily due to higher commission revenue as a result of increased market activity in the 2013 period.

Compensation and benefits expense in the 2013 period increased $5 million, or 1%, compared to the 2012 period, and included a $51 million charge related to the cost saving initiatives, as compared to a $22 million charge in the 2012 period related to staff reductions. Excluding such charges, compensation and benefits expense decreased $24 million, or 3%, driven by lower headcount related to the cost saving initiatives and, as described below, reduced amortization expense related to the 2008 grant.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between interim periods, as described above), was $848 million in the 2013 period, a decrease of $28 million, or 3%, when compared to $876 million in the 2012 period. The ratio of adjusted compensation and benefits expense to operating revenue was 60.0% for the 2013 period, as compared to 62.7% for the 2012 period. The ratio of adjusted compensation and benefits expense to operating revenue assumes, based on current market conditions, a ratio of awarded compensation and benefits expense to operating revenue of approximately 58.5% for the full year of 2013, as compared to 59.4% for the full year of 2012. As described above, when analyzing compensation and benefits expense on a full year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years.

We currently expect that amortization of deferred incentive compensation awards, which primarily results from compensation awards related to 2010, 2011 and 2012 deferred compensation, will approximate $302 million for the full year of 2013, a decrease of $33 million as compared to $335 million for the year ended December 31, 2012. The expected reduction is primarily related to the 2008 grant. The 2008 grant had a comparatively longer, four-year vesting period and, together with compensation awards related to 2009, 2010 and 2011 deferred compensation, affected amortization expense for the full year of 2012. The 2008 grant was fully vested on March 1, 2013.

Non-compensation expense in the 2013 period increased $5 million, or 1%, as compared to the 2012 period and included a charge of $13 million related to the cost saving initiatives, as compared to a charge of $3 million associated with the staff reductions in the first nine months of 2012. When excluding such charges, as well as non-compensation costs relating to noncontrolling interests, adjusted non-compensation expense in the 2013 period decreased $5 million, or 2%, as compared to the 2012 period, primarily due to decreases in (i) marketing and business development expense associated with lower expenses for travel and other business development (ii) technology expense for telecommunications and market data and (iii) insurance costs, all primarily attributable to the cost saving initiatives. Other contributing factors were reduced deal-related costs, which were higher in the first nine months of 2012 as a result of transactions that closed in that period. Such decreases were partially offset by increased investments in technology, higher occupancy costs related to the amended lease and build-out of our Rockefeller Center facility and higher mutual fund servicing fees primarily related to the increase in higher average AUM. The ratio of adjusted non-compensation expense to operating revenue was 21.3% in the 2013 period versus 21.9% for the corresponding period in 2012.

Amortization of intangible assets decreased $3 million, as compared to the 2012 period.

Operating income in the 2013 period (including the aggregate $65 million charge described above relating to the cost saving initiatives) increased $15 million, or 11%, as compared to operating income in the 2012 period (including the $25 million charge in 2012 described above relating to the staff reductions). Operating income, as a percentage of net revenue, was 10.5%, as compared to 9.5% in the 2012 period.

Earnings from operations increased $50 million, or 23%, when compared to the 2012 period, and, as a percentage of operating revenue, was 18.7% in the 2013 period, as compared to 15.4% in the 2012 period.

The provision for income taxes decreased $1 million, or 3%, when compared to the 2012 period, and reflected an effective tax rate of 21.8%, as compared to 24.9% for the 2012 period. The decrease in the effective tax rate is primarily reflective of the change in the geographic mix of earnings.

Net income attributable to noncontrolling interests decreased $2 million in the 2013 period.

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

Financial Advisory

The following tables summarize the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
M&A and Other Advisory	$176,449	$171,417	$515,693	$559,411
Capital Raising	15,220	14,174	51,489	45,718

Total Strategic Advisory	191,669	185,591	567,182	605,129
Restructuring	42,173	34,382	98,429	134,664

Net Revenue	233,842	219,973	665,611	739,793
Operating Expenses(a)	218,015	212,449	674,689	693,546

Operating Income (Loss)	$15,827	$7,524	$(9,078)	$46,247

Operating Income (Loss), As A Percentage Of Net Revenue	6.8%	3.4%	(1.4)%	6.3%

(a)	Includes $0 and $47,779 for the three month and nine month periods ended September 30, 2013 associated with the implementation of the cost saving initiatives. All periods include indirect support costs (including compensation and benefits expense and other operating expenses related thereto).

Net revenue trends in Financial Advisory for M&A and Other Advisory and Restructuring are generally correlated to the level of completed industry-wide M&A transactions and restructuring transactions occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in non-public or sovereign advisory assignments. For example, the industry statistics for global M&A transactions described above reflect a 2% decrease in the value of completed transactions in the first nine months of 2013 as compared to the corresponding 2012 period, as well as a 12% decrease in the number of completed transactions in the 2013 period as compared to the 2012 period. Our M&A and Other Advisory revenue (which includes Sovereign and Capital Advisory revenue) decreased 8% in the 2013 period as compared to the 2012 period.

Certain Lazard fee and transaction statistics are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Lazard Statistics:
Number of Clients With Fees Greater Than $1 Million:
Total Financial Advisory	57	57	167	186
M&A and Other Advisory	44	46	126	139
Percentage of Total Financial Advisory Revenue from Top 10 Clients	35%	33%	21%	24%
Number of M&A Transactions Completed With Values Greater than $1 billion (a)	6	8	26	36

(a)	Source: Thomson Reuters as of October 7, 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	53%	55%	59%	59%
Europe	40	38	36	34
Rest of World	7	7	5	7

Total	100%	100%	100%	100%

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

Three Months Ended September 30, 2013 versus September 30, 2012

Total Strategic Advisory net revenue, representing fees from M&A and Other Advisory and Capital Raising businesses, increased $6 million, or 3%, and Restructuring revenue increased $8 million, or 23%, as compared to the 2012 period.

M&A and Other Advisory revenue increased $5 million, or 3%, and Capital Raising revenue increased by $1 million, or 7%, as compared to the 2012 period. The increase in M&A and Other Advisory revenue was primarily due to an increase in the average fees paid in respect of transactions involving fees greater than $1 million. Our major clients, which in the aggregate represented a significant portion of our M&A and Other Advisory revenue for the third quarter of 2013, included Ameristar Casinos, Amgen, CNH Global, D.E. Master Blenders 1753, Leap Wireless, NV Energy, Rockwood, Siemens and Total.

Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings, distressed asset sales and advice on complex on- and off-balance sheet assignments, the timing of which may not correspond to industry announced defaults. The increase in Restructuring revenue reflected the closing of several large assignments in the 2013 period. Our major clients, which in the aggregate represented a significant portion of our Restructuring revenue in the 2013 period, included Eastman Kodak, Exide Technologies and Realia Business.

Operating expenses increased $6 million, or 3%, as compared to the 2012 period. The primary contributors to the increase were (i) higher compensation and benefits expense related to higher operating revenue, partially offset by a reduction in amortization expense associated with deferred compensation awards and a reduction in salary expenses related to the cost saving initiatives, and (ii) higher professional fees, partially offset by decreased travel, communications and occupancy costs.

Financial Advisory operating income in the 2013 period was $16 million, an increase of $8 million as compared to operating income of $8 million in the 2012 period and, as a percentage of net revenue, was 6.8%, as compared to 3.4% in the 2012 period.

Nine Months Ended September 30, 2013 versus September 30, 2012

Total Strategic Advisory net revenue, representing fees from M&A and Other Advisory and Capital Raising businesses, decreased $38 million, or 6%, and Restructuring revenue decreased $36 million, or 27%, as compared to the 2012 period.

M&A and Other Advisory revenue decreased $44 million, or 8%, with Capital Raising revenue increasing $6 million, or 13%, as compared to the 2012 period. The decrease in M&A and Other Advisory revenue was primarily due to a lower number of transactions involving fees greater than $1 million in the 2013 period as compared to the 2012 period. The 2012 period included significant fees related to our sovereign advisory and middle markets businesses. The increase in Capital Raising revenue reflected increased activity and fees from our Private Placements, PIPES, Registered Direct offerings and Private Fund Advisory groups.

The decline in Restructuring revenue was attributable to the closing of several large assignments in the 2012 period, and is consistent with the industry-wide low level of corporate restructuring activity.

Operating expenses decreased $19 million, or 3%, as compared to the 2012 period, and included a $48 million charge in the 2013 period related to the cost saving initiatives. Excluding such charge, operating expenses decreased $67 million, or 10%. The primary contributors to the decrease were lower compensation and benefits expense due to lower operating revenue, headcount reductions related to the cost saving initiatives, reductions in amortization expense associated with deferred compensation awards, decreased travel and communications expense related to the cost saving initiatives and lower deal-related costs as a result of transactions that closed in the 2013 period as compared to the 2012 period, partially offset by higher occupancy costs related to the amended lease and build-out of our Rockefeller Center facility.

Financial Advisory operating loss in the 2013 period was $9 million (including the impact of the $48 million charge related to the cost saving initiatives), a decrease of $55 million as compared to operating income of $46 million in the 2012 period and, as a percentage of net revenue, was (1.4)% as compared to 6.3% in the 2012 period. Excluding the impact of such charge in the 2013 period, operating income was $39 million, a decrease of $7 million, as compared to operating income in the 2012 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	September 30, 2013	December 31, 2012
	($ in millions)
AUM, by Asset Class:
Equity:
Emerging Markets	$46,553	$44,623
Global	33,519	36,247
Local	30,102	30,890
Multi-Regional	35,925	26,411

Total Equity	146,099	138,171

Fixed Income:
Multi-Regional	10,162	10,980
Global	3,065	3,035
Local	3,348	3,549
Emerging Markets	7,956	5,154

Total Fixed Income	24,531	22,718

Alternative Investments	4,571	4,600
Private Equity	1,143	1,398
Cash Management	111	173

Total AUM	$176,455	$167,060

Average AUM for the 2013 and 2012 periods is set forth below. Average AUM is generally based on an average of quarterly ending balances for the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in millions)
Average AUM	$171,497	$156,620	$170,162	$152,744

Total AUM at September 30, 2013 was $176 billion, an increase of $9 billion, or 6%, as compared to total AUM of $167 billion at December 31, 2012, primarily due to market appreciation. Average AUM for the three month and nine month periods ended September 30, 2013 was 10% and 11% higher, respectively, than that for the corresponding periods in 2012. Within the equity asset class, Emerging Markets and Global represented 26% and 19%, respectively, of total AUM at September 30, 2013, as compared to 27% and 22%, respectively, as of December 31, 2012.

As of September 30, 2013, approximately 90% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 10% of our AUM was managed on behalf of individual clients, which are principally family offices and individuals, and was substantially unchanged from the corresponding percentages at December 31, 2012.

As of September 30, 2013, AUM denominated in foreign currencies represented approximately 64% of our total AUM, as compared to 62% at December 31, 2012. Foreign denominated AUM generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens.

The following is a summary of changes in AUM for the 2013 and 2012 periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in millions)
AUM—Beginning of Period	$163,289	$148,439	$167,060	$141,039
Net Flows (a)	1,719	1,813	(3,403)	2,788
Market and Foreign Exchange Appreciation	11,447	10,159	12,798	16,584

AUM—End of Period	$176,455	$160,411	$176,455	$160,411

(a)	Includes inflows of $8,562 and $7,660 and outflows of $6,843 and $5,847 for the three month periods in 2013 and 2012, respectively, and inflows of $25,918 and $20,269 and outflows of $29,321 and $17,481 for the nine month periods in 2013 and 2012, respectively.

During the first nine months of 2013, inflows were primarily attributable to the Emerging Markets and Multi-Regional equity platforms and the Emerging Markets fixed income platform. Outflows during the period were primarily attributable to the Global and Local equity platforms.

As of October 18, 2013, AUM was $183.9 billion, a $7.4 billion increase since September 30, 2013. The increase in AUM was due to market and foreign exchange appreciation of $7.1 billion and net inflows of $0.3 billion.

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Revenue:
Management Fees	$228,272	$202,324	$665,964	$597,407
Incentive Fees	10,061	10,606	34,704	16,906
Other Income	13,761	8,586	40,950	32,783

Net Revenue	252,094	221,516	741,618	647,096
Operating Expenses(a)	168,895	160,869	511,526	477,989

Operating Income	$83,199	$60,647	$230,092	$169,107

Operating Income, As A Percentage of Net Revenue	33.0%	27.4%	31.0%	26.1%

(a)	Includes $0 and $235 for the three month and nine month periods of 2013 associated with the implementation of the cost saving initiatives. All periods include indirect support costs (including compensation and benefits expense and other operating expenses related thereto).

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	65%	63%	62%	63%
Europe	26	26	27	26
Rest of World	9	11	11	11

Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2013 versus September 30, 2012

Asset Management net revenue increased $31 million, or 14%, as compared to the 2012 period. Management fees increased $26 million, or 13%, as compared to the 2012 period, reflecting a $15 billion, or 10%, increase in average AUM. Incentive fees remained substantially unchanged as compared to the 2012 period. Other revenue increased by $5 million, or 60%, as compared to the 2012 period.

Operating expenses increased $8 million, or 5%, as compared to the 2012 period, primarily due to an increase in compensation and benefits expense related to the increase in operating revenue and an increase in mutual fund servicing fees related to the growth in AUM.

Asset Management operating income in the 2013 period was $83 million, an increase of $23 million, or 37%, compared to operating income of $60 million in the 2012 period and, as a percentage of net revenue, was 33.0%, compared to 27.4% in the 2012 period.

Nine Months Ended September 30, 2013 versus September 30, 2012

Asset Management net revenue increased $95 million, or 15%, as compared to the 2012 period. Management fees increased $69 million, or 11%, as compared to the 2012 period, reflecting a $17 billion, or 11%, increase in average AUM. Incentive fees increased $18 million, or 105%, as compared to the 2012 period, primarily due to fees related to traditional investment products. Other revenue increased $8 million, or 25%, as compared to the 2012 period, primarily due to higher commissions as a result of increased market activity.

Operating expenses increased $34 million, or 7%, as compared to the 2012 period, primarily due to an increase in compensation and benefits expense related to the increase in operating revenue and an increase in mutual fund servicing fees related to the growth in AUM.

Asset Management operating income in the 2013 period was $230 million, an increase of $61 million, or 36%, compared to operating income of $169 million in the 2012 period and, as a percentage of net revenue, was 31.0%, compared to 26.1% in the 2012 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Interest Income	$732	$738	$2,375	$2,379
Interest Expense	(20,169)	(20,624)	(60,630)	(61,366)

Net Interest (Expense)	(19,437)	(19,886)	(58,255)	(58,987)
Other Revenue	13,855	7,203	23,688	23,853

Net Revenue (Expense)	(5,582)	(12,683)	(34,567)	(35,134)
Operating Expenses (a)	12,326	8,762	42,794	51,138

Operating Loss	$(17,908)	$(21,445)	$(77,361)	$(86,272)

(a)	Includes (i) in 2013, $0 and $16,689 for the three month and nine month periods associated with the implementation of the cost saving initiatives, and (ii) in 2012, $0 and $24,659 for the three month and nine month periods relating to the staff reductions.

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2013 versus September 30, 2012

Net interest expense was substantially unchanged as compared to the 2012 period.

Other revenue increased $7 million, or 92%, as compared to the 2012 period, primarily due to an increase in net investment gains, including gains relating to Lazard Fund Interests.

Operating expenses increased $4 million, or 41%, as compared to the 2012 period, primarily due to increased compensation and benefits expense associated with Lazard Fund Interests.

Nine Months Ended September 30, 2013 versus September 30, 2012

Net interest expense and other revenue was substantially unchanged as compared to the 2012 period.

Operating expenses decreased $8 million, or 16%, compared to the 2012 period, and included in the 2013 period a charge of $17 million associated with the cost saving initiatives, while the 2012 period included a charge of $25 million related to staff reductions. Excluding such charges in both periods, operating expenses were substantially unchanged.

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

The Company makes cash payments for, or in respect of, a significant portion of its incentive compensation during the first three months of each calendar year with respect to the prior year’s results. In addition, during the nine month period of 2013, the Company made cash payments, including severance payments, associated with the cost saving initiatives (see “Cost Saving Initiatives” above and Note 14 of Notes to Condensed Consolidated Financial Statements).

Summary of Cash Flows:

	Nine Months Ended September 30,
	2013	2012
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$112.3	$96.9
Noncash charges (a)	267.7	281.5
Other operating activities (b)	(212.1)	(138.6)

Net cash provided by operating activities	167.9	239.8

Investing activities	(48.5)	(69.6)
Financing activities (c)	(273.9)	(347.4)
Effect of exchange rate changes	(7.3)	6.3

Net Decrease in Cash and Cash Equivalents	(161.8)	(170.9)
Cash and Cash Equivalents:
Beginning of Period	850.2	1,003.8

End of Period	$688.4	$832.9

(a) Consists of the following:

Depreciation and amortization of property	$25.5	$22.5
Amortization of deferred expenses, stock units and interest rate hedge	239.4	252.8
Amortization of intangible assets related to acquisitions	2.8	6.2

Total	$267.7	$281.5

(b)	Includes net changes in operating assets and liabilities.
(c)	Consists primarily of purchases of shares of Class A common stock, settlements of vested restricted stock units (“RSUs”), Class A common stock dividends and distributions to noncontrolling interest holders.

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

Liquidity is significantly impacted by cash payments for, or in respect of, incentive compensation, a significant portion of which are made during the first three months of the year. As a consequence, cash on hand generally declines in the beginning of the year and gradually builds over the remainder of the year. We also pay certain tax advances during the year on behalf of our managing directors, which serve to reduce their respective incentive compensation payments. We expect this seasonal pattern of cash flow to continue. Liquidity has also been impacted by cash payments, including severance payments, associated with the cost saving initiatives (see “Cost Saving Initiatives” above and Note 14 of Notes to Condensed Consolidated Financial Statements).

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of Class A common stock and Lazard Group common membership interests and matters relating to liquidity and to compliance with regulatory net capital requirements. At September 30, 2013, Lazard had approximately $688 million of cash, with such amount including approximately $271 million held at Lazard’s operations outside the U.S. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from its foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of September 30, 2013, Lazard had approximately $264 million in unused lines of credit available to it, including a $150 million, three-year, senior revolving credit facility with a group of lenders that expires in September 2015 (the “Credit Facility”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $54 million (at September 30, 2013 exchange rates) and Edgewater of $55 million. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

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

Financing Activities

The table below sets forth our corporate indebtedness as of September 30, 2013 and December 31, 2012. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

	Maturity Date	As of		Increase (Decrease)
		September 30, 2013	December 31, 2012
		($ in millions)
Senior Debt:
7.125%	2015	$528.5	$528.5	$–
6.85%	2017	548.4	548.4	–

Total Senior Debt		$1,076.9	$1,076.9	$–

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. Lazard has not drawn on its Credit Facility and prior revolving credit facility since June 30, 2006. We believe that our cash flows from operating activities, along with the use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months.

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is owing to the lending bank group, the Credit Facility includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended September 30, 2013, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.75 to 1.00 and its Consolidated Interest Coverage Ratio being 8.87 to 1.00. In any event, no amounts were outstanding under the Credit Facility as of September 30, 2013.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At September 30, 2013, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Stockholders’ Equity

At September 30, 2013, total stockholders’ equity was $657 million, as compared to $652 million at December 31, 2012, including $583 million and $570 million attributable to Lazard Ltd on the respective dates. The net activity in stockholders’ equity during the nine month period ended September 30, 2013 is reflected in the table below (in millions of dollars):

Stockholders’ Equity—January 1, 2013	$652

Increase (decrease) due to:
Net income	112
Amortization of share-based incentive compensation	183
Purchase of Class A common stock	(78)
Delivery of Class A common stock in connection with share-based incentive compensation awards and related tax benefit of $1	(125)
Class A common stock dividends	(61)
Distributions to noncontrolling interests, net	(9)
AOCI (including noncontrolling interests’ portion thereof)(a)	(17)

Stockholders’ Equity—September 30, 2013	$657

(a) Includes:
Net foreign currency translation adjustments	$(19)
Employee benefit plans and other adjustments	2

Total	$(17)

In February 2011, October 2011, April 2012 and October 2012 the Board of Directors of Lazard Ltd authorized the repurchase of up to $250 million, $125 million, $125 million and $200 million, respectively, in aggregate cost of Class A common stock and Lazard Group common membership interests through December 31, 2012, December 31, 2013, December 31, 2013 and December 31, 2014, respectively. The Company’s prior share repurchase authorizations expired on December 31, 2009 and December 31, 2011, respectively. During the nine month period ended September 30, 2013 the Company repurchased 2,201,657 shares of Class A common stock, at an aggregate cost of $78 million (no Lazard Group common membership interests were purchased during such nine month period). Furthermore, in order to help offset the dilutive effect of our share-based incentive compensation plans, during a given year Lazard intends to repurchase at least as many shares as it expects to ultimately issue pursuant to such plans in respect of year-end incentive compensation attributable to the prior year.

As of September 30, 2013, $76 million of the current share repurchase amount authorized as of such date remained available under the share repurchase program, all of which expires on December 31, 2014.

In October 2013, the Board of Directors of Lazard Ltd authorized the repurchase of up to an additional $100 million in aggregate cost of Class A common stock and Lazard Group common membership interests through December 31, 2015.

Under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs, performance-based restricted stock units (“PRSUs”) and delivery of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. In that regard, during the nine month period ended September 30, 2013, the Company withheld $125 million to satisfy its withholding tax obligations for certain employees on vested RSUs and delivery of restricted Class A common stock in lieu of issuing 3,490,444 shares of Class A common stock.

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

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 18 of Notes to Condensed Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see “Item 1. Business—Regulation” included in the Form 10-K and Note 18 of Notes to Condensed Consolidated Financial Statements.

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of September 30, 2013:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior Debt (including interest) (a)	$1,302,410	$75,218	$641,280	$585,912	–
Operating Leases (excluding $155,400 of sublease income)	1,022,666	82,263	151,540	135,984	652,879
Capital Leases (including interest)	18,632	3,185	5,548	9,899	–
Investment Capital Funding Commitments (b)	27,685	27,685	–	–	–

Total (c)	$2,371,393	$188,351	$798,368	$731,795	$652,879

(a)	See Note 9 of Notes to Condensed Consolidated Financial Statements.
(b)	See Note 5 of Notes to Condensed Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.
(c)	The table above excludes contingent obligations, as well as any possible payments for uncertain tax positions, and payments pursuant to the Company’s tax receivable agreement, given the inability to estimate the possible amounts and timing of any such payments. See Notes 10, 12, 13 and 15 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes, respectively.

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

Subsequent to the initial recognition of deferred tax assets, we also must continually assess the likelihood that such deferred tax assets will be realized. If we determine that we may not fully derive the benefit from a deferred tax asset, we consider whether it would be appropriate to apply a valuation allowance against the applicable deferred tax asset. In order to determine whether we apply a valuation allowance, we must assess whether it is more likely than not that such asset will be realized, taking into account all available information. The ultimate realization of a deferred tax asset for a particular entity depends, among other things, on the generation of taxable income by such entity in the applicable jurisdiction. Although we have been profitable on a consolidated basis for the three year periods ended December 31, 2012 and September 30, 2013, certain of our tax-paying entities have individually experienced minimal profits on a cumulative basis during such periods and losses in 2012, primarily due to permanent differences between net income and taxable income at such entities. Considering the recent operating results of such entities and the other factors listed below, we recorded a valuation allowance of approximately $1.24 billion on our deferred tax assets as of December 31, 2012 and have not changed our assessment regarding the level of valuation allowance as of September 30, 2013.

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

Data relating to net investments is set forth below (in millions of dollars):

	September 30, 2013(a)		December 31, 2012(a)
	$	%	$	%
Debt securities (b)	$8	2%	$6	1%
Equity securities (net of $4 and $3 of securities sold, not yet purchased, at September 30, 2013 and December 31, 2012, respectively) (c)	51	11	42	10
Alternative investment funds (d)	46	10	58	14
Debt funds (e)	59	13	32	8
Equity funds (f)	178	38	154	37
Private equity funds owned (g)	103	22	101	25
Other (h)	21	4	19	5

Net investments	$466	100%	$412	100%

Total assets	$2,956		$2,987

Net investments, as a percentage of total assets	16%		14%

(a)	Includes investments held in connection with Lazard Fund Interests and other similar deferred compensation arrangements, with an aggregate fair value of $164 million and $101 million at September 30, 2013 and December 31, 2012, respectively. The majority of the market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to such awards. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives.

(b)	Debt securities primarily consist of seed investments invested in debt securities held within separately managed accounts related to our Asset Management business and non-U.S. government debt securities.

(c)	Equity securities primarily consist of seed investments invested in marketable equity securities of large-, mid- and small-cap domestic, international and global companies held within separately managed accounts related to our Asset Management business.

At September 30, 2013 and December 31, 2012, investments in marketable equity securities were invested as follows:

	September 30, 2013	December 31, 2012
Percentage invested in:
Consumer	32%	31%
Financials	33	34
Energy	7	9
Industrial	12	12
Technology	10	7
Other	6	7

Total	100%	100%

(d)	The fair value of such interests reflects the pro-rata value of the ownership of the underlying securities in the funds. Such funds are diversified and may incorporate particular strategies; however, there are no investments in funds with a single sector strategy.

(e)	Debt funds primarily consist of seed investments in funds related to our Asset Management business, which invest in debt securities, and amounts related to Lazard Fund Interests discussed above.

(f)	Equity funds primarily consist of seed investments in funds related to our Asset Management business, which are invested in equity securities, and amounts relating to Lazard Fund Interests discussed above.

(g)	Comprised primarily of investments in private equity funds that are generally not subject to short-term market fluctuation, but may subject Lazard to market or credit risk. Private equity investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies; (ii) a fund targeting significant noncontrolling-stake investments in established private companies; (iii) Edgewater Growth Capital Partners III, L.P. a fund primarily making growth equity and buyout investments in middle market companies and (iv) COF 2, a Lazard-managed Australian fund targeting Australasian mid-market investments.

(h)	Represents investments (i) accounted for under the equity method of accounting and (ii) private equity and other interests that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “stockholders’ equity” on the consolidated statements of financial condition.

At September 30, 2013 and December 31, 2012, $117 million and $116 million, respectively, of our total investments at a fair value of $466 million and $412 million, respectively, or 25% and 28%, respectively, were classified as Level 3 assets. Substantially all of our Level 3 investments at both dates are priced based on NAV or its equivalent. During the nine month periods ended September 30, 2013 and 2012, gains of approximately $9 million and $12 million, respectively, were recognized in “revenue-other” on the consolidated statement of operations pertaining to Level 3 investments.

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

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness and specifically provide for exposures where we determine the receivables are impaired. At September 30, 2013, total receivables amounted to $536 million, net of an allowance for doubtful accounts of $26 million. As of that date, Financial Advisory and Asset Management fees, and customer and related party receivables comprised 80%, 17% and 3% of total receivables, respectively. At December 31, 2012, total receivables amounted to $478 million, net of an allowance for doubtful accounts of $23 million. As of that date, Financial Advisory and Asset Management fees, and customer and related party receivables comprised 84%, 11% and 5% of total receivables, respectively. At September 30, 2013 and December 31, 2012, the Company had receivables past due or deemed uncollectible of approximately $36 million and $26 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit. At September 30, 2013 and December 31, 2012, customer receivables included $19 million and $14 million of LFB loans, respectively. Such loans are closely monitored for counterparty creditworthiness to help minimize exposure. In addition, as of September 30, 2013, LFB’s commitments to lend, which are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level, were not significant.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties and, in addition, LFB has in place concentration risk limits. At September 30, 2013, excluding inter-bank counterparties, LFB had no exposure to an individual counterparty that exceeded $8 million. With respect to activities outside LFB, as of September 30, 2013 the Company’s largest individual counterparty exposure was a Financial Advisory fee receivable of $22 million.

Risks Related to Derivatives

Lazard enters into interest rate swaps and foreign currency exchange contracts to hedge exposures to interest rates and currency exchange rates and uses equity and fixed income swap contracts to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $0.3 million and $1 million at September 30, 2013 and December 31, 2012, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to Lazard Fund Interests and other similar deferred compensation arrangements, amounted to $3 million and $5 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to Lazard Fund Interests awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are currently expected to be delivered upon settlement of Lazard Fund Interests awards. Derivative liabilities relating to Lazard Fund Interests amounted to $156 million and $98 million at September 30, 2013 and December 31, 2012, respectively.

In addition, LFB enters into interest rate swaps, forward foreign currency exchange contracts and other derivative contracts to hedge exposures to interest rate and currency fluctuations on open positions that arise primarily from client activity. Such foreign currency and interest rate positions are subject to strict internal limits and, based on account balances as of September 30, 2013, we do not believe that the impact of potential significant movements in either the currency or interest rate markets on LFB’s positions would materially affect the Company’s annual operating income.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of September 30, 2013, Lazard estimates that its annual operating income relating to cash and short-term investments and corporate indebtedness would increase by approximately $7 million in the event interest rates were to increase by 1% and decrease by approximately $1 million if rates were to decrease by 1%.

As of September 30, 2013, the Company’s cash and cash equivalents totaled approximately $688 million. Substantially all of the Company’s cash and cash equivalents were invested in highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), in short-term interest earning accounts at a number of leading banks throughout the world and in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

None.

Issuer Repurchases of Equity Securities

The following table sets forth information regarding Lazard’s purchases of its Class A common stock on a monthly basis during the third quarter of 2013. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2013
Share Repurchase Program (1)	23,200	$35.86	23,200	$102.8 million
Employee Transactions (2)	34,033	$32.88	–	$ –
August 1 – August 31, 2013
Share Repurchase Program (1)	542,700	$35.53	542,700	$83.5 million
Employee Transactions (2)	124,286	$36.14	–	$ –
September 1 – September 30, 2013
Share Repurchase Program (1)	201,100	$36.66	201,100	$76.1 million
Employee Transactions (2)	4,310	$35.42	–	$ –
Total
Share Repurchase Program (1)	767,000	$35.84	767,000	$76.1 million
Employee Transactions (2)	162,629	$35.44	–	$ –

(1)

As disclosed in more detail in Note 11 of Notes to Condensed Consolidated Financial Statements, in February 2011, October 2011, April 2012 and October 2012, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, the repurchase of up to an additional $250 million, $125 million, $125 million and $200 million, respectively, in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2012, December 31, 2013, December 31, 2013 and December 31, 2014, respectively. The share repurchase program is used primarily to offset a portion of the shares to be issued under the 2005 Plan and the 2008 Plan. Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions. Amounts shown in this line item include repurchases of Class A common stock (no Lazard Group common membership interests were purchased during the third quarter of 2013) and exclude the shares of Class A common stock withheld by the Company to meet the minimum statutory tax withholding requirements as described below.

In October 2013, the Board of Directors of Lazard Ltd authorized the repurchase of up to an additional $100 million in aggregate cost of Class A common stock and Lazard Group common membership interests through December 31, 2015.

(2)	Under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs, PRSUs and delivery of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended September 30, 2013, the Company satisfied such obligations in lieu of issuing (i) 161,913 shares of Class A common stock upon the vesting of 773,793 RSUs and (ii) 716 shares of Class A common stock upon the vesting of 1,388 shares of restricted Class A common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Master Separation Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

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

Date: October 29, 2013

LAZARD LTD

By:	/s/ Matthieu Bucaille
Name: Matthieu Bucaille
Title: Chief Financial Officer

By:	/s/ Dominick Ragone
Name: Dominick Ragone
Title: Chief Accounting Officer