Form 10-K
period 2013-12-31
Lazard Ltd
filed 2014-02-27
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2013 was approximately $3,886,191,338.

As of January 31, 2014, there were 129,056,081 shares of the Registrant’s Class A common stock (including 9,401,151 shares held by subsidiaries) and one share of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2014 annual general meeting of shareholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13 and 14.

LAZARD LTD

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

i

Part I

When we use the terms “Lazard”, “we”, “us”, “our”, and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd has no material operating assets other than indirect ownership as of December 31, 2013 of approximately 99.5% of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

Item 1.	Business

Lazard is one of the world’s preeminent financial advisory and asset management firms. We have long specialized in crafting solutions to the complex financial and strategic challenges of a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals. Founded in 1848 in New Orleans, we currently operate from 41 cities in key business and financial centers across 26 countries throughout Europe, North America, Asia, Australia, the Middle East and Central and South America.

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

We continue to build our Financial Advisory business by fostering long-term, senior level relationships with existing and new clients as their independent advisor on strategic transactions. We seek to build and sustain long-term relationships with our clients rather than focusing simply on individual transactions, a practice that we believe enhances our access to senior management of major corporations and institutions around the world. We emphasize providing clients with senior level focus during all phases of transaction analysis and execution.

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

For the years ended December 31, 2013, 2012 and 2011, our Financial Advisory segment net revenue totaled $981 million, $1.049 billion and $992 million, respectively, accounting for approximately 49%, 55% and 54%, respectively, of our consolidated net revenue for such years. We earned $1 million or more from 235 clients, 255 clients and 241 clients for the years ended December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013, 2012 and 2011, the ten largest fee paying clients constituted approximately 19%, 18% and 14% of our Financial Advisory segment net revenue, respectively, with no client individually constituting more than 10% of segment net revenue during any of these years. For the years ended December 31, 2013, 2012 and 2011, our Financial Advisory segment reported operating income (loss) of $21 million, $(9) million and $62 million, respectively. Operating income in 2013 and 2012 included charges of $47 million and $78 million, respectively, associated with the cost saving initiatives (as described in Note 16 of Notes to Consolidated Financial Statements) announced by the Company in October 2012. Excluding the impact of such charges, our Financial Advisory segment had operating income of $68 million and $69 million in the years ended December 31, 2013 and 2012, respectively. At December 31, 2013, 2012 and 2011, our Financial Advisory segment had total assets of $715 million, $793 million and $768 million, respectively.

We believe that we have been pioneers in offering financial advisory services on an international basis, with the establishment of our New York, Paris and London offices dating back to the nineteenth century. We maintain a major local presence in the U.S., the United Kingdom (the “U.K.”) and France, including a network of regional branch offices in the U.S., as well as a presence in Argentina, Australia, Belgium, Brazil, Chile, China, Colombia, Germany, Hong Kong, India, Italy, Japan, the Netherlands, Panama, Peru, Singapore, Spain, Sweden, Switzerland and the Middle East Region.

Over the past several years, our Financial Advisory segment has made several business acquisitions and entered into certain other business relationships. In 2007 we acquired all of the outstanding ownership interests of Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies, all of the outstanding shares of Carnegie, Wylie & Company (Holdings) Pty Ltd (“CWC”), an Australia-based financial advisory and private equity firm, now known as Lazard Australia Holdings Pty Limited, and, along with the Company’s existing financial advisory business in Australia, referred to below as “Lazard Australia”, and we entered into a joint cooperation agreement with Raiffeisen Investment AG (“Raiffeisen”) for merger and acquisition advisory services in Russia and the Central and Eastern European (the “CEE”) region. The cooperation agreement between us and Raiffeisen, one of the CEE region’s top M&A advisors, provides domestic, international and cross-border expertise within Russia and the CEE region. In 2008, we acquired a 50% interest in Merchant Bankers Asociados (“MBA”), an Argentina-based financial advisory services firm with offices across Central and South America. In 2009, we entered into a strategic alliance with a financial advisory firm in Mexico to provide global M&A advisory services for clients, both inside and outside of Mexico, who are seeking to acquire or sell assets in Mexico or have interests in other financial transactions with companies in Mexico, and to provide restructuring advisory services to clients in Mexico. In 2012, we integrated our Brazilian operations based in São Paulo, and established a Lazard Africa initiative to leverage our sovereign and corporate expertise in this rapidly growing region, for our clients in both developed and developing countries.

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

Services Offered

We advise clients on a wide range of strategic and financial issues. When we advise clients on the potential acquisition of another company, business or certain assets, our services include evaluating potential acquisition targets, providing valuation analyses, evaluating and proposing financial and structural alternatives, and rendering, if appropriate, fairness opinions. We also may advise as to the timing, financing and pricing of a proposed acquisition and assist in negotiating and closing the acquisition. In addition, we may assist in executing an acquisition by acting as a dealer-manager in transactions structured as a tender or exchange offer.

When we advise clients that are contemplating the sale of certain businesses, assets or an entire company, our services include advising on the sale process for the situation, providing valuation analyses, assisting in preparing an offering circular or other appropriate sale materials and rendering, if appropriate, fairness opinions. We also identify and contact selected qualified acquirors and assist in negotiating and closing the proposed sale. As appropriate, we also advise our clients regarding potential financial and strategic alternatives to a sale, including recapitalizations, spin-offs, carve-outs and split-offs. We frequently provide advice with respect to the structure, timing and pricing of these alternatives.

For companies in financial distress, our services may include reviewing and analyzing the business, operations, properties, financial condition and prospects of the company, evaluating debt capacity, assisting in the determination of an appropriate capital structure and evaluating financial and strategic alternatives. If appropriate, we may provide financial advice and assistance in developing and seeking approval of a restructuring or reorganization plan, which may include a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or other similar court administered processes in non-U.S. jurisdictions. In such cases, we may assist in certain aspects of the implementation of such a plan, including advising and assisting in structuring and effecting the financial aspects of a sale or recapitalization, structuring new securities, exchange offers, other consideration or other inducements to be offered or issued, as well as assisting and participating in negotiations with affected entities or groups.

When we assist clients in connection with their capital structure, we typically review and analyze structural alternatives, assist in long-term capital planning and advise and assist with respect to rating agency discussions and relationships, among other things.

When we assist clients in raising private or public market financing, our services include originating and executing private placements of equity, debt and related securities, assisting clients in connection with securing, refinancing or restructuring bank loans or other debt, including convertible securities, originating public underwritings of equity, debt and convertible securities and originating and executing private placements of partnership and similar interests in alternative investment funds such as leveraged buyout, mezzanine or real estate focused funds.

Since the beginning of the financial crisis that began in mid-2007, we also have been at the forefront of providing independent advice to governments and governmental agencies challenged by the economic environment. Lazard’s Sovereign Advisory Group has advised a number of countries with respect to sovereign debt and other issues.

On May 10, 2005, Lazard Group transferred its capital markets business, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services, and fund management activities outside of France, as well as other specified non-operating assets and liabilities, to LFCM Holdings LLC (“LFCM Holdings”), an entity owned by former and current managing directors (including our executive officers) of Lazard Group. We refer to these businesses, assets and liabilities as the “separated businesses” and these transfers collectively as the “separation.” In connection with the separation, we entered into a business alliance agreement dated as of May 10, 2005 by and among Lazard Group, LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by former and current managing directors of Lazard Group, and LFCM Holdings (the “business alliance agreement”), pursuant to which a subsidiary of LFCM Holdings generally underwrites and distributes U.S. securities offerings originated by our Financial Advisory business in a manner intended to be similar to our practice prior to the separation, with revenue from such offerings generally continuing to be divided evenly between Lazard Group and LFCM Holdings. Consistent with any obligations to LFCM Holdings, we may explore capital markets opportunities in the future.

Staffing

We staff our assignments with a team of quality professionals who have appropriate product and industry expertise. We pride ourselves on, and we believe we differentiate ourselves from our competitors by, being able to offer a high level of attention from senior personnel to our clients and organizing ourselves in such a way that managing directors who are responsible for securing and maintaining client relationships also actively participate in providing related transaction execution services. Our managing directors have significant experience, and many of them are able to use this experience to advise on M&A, financings, restructurings, capital structure and other transactions or financial matters, depending on our clients’ needs. Many of our managing directors and senior advisors come from diverse backgrounds, such as senior executive positions at corporations and in government, law and strategic consulting, which we believe enhances our ability to offer sophisticated advice and customized solutions to our clients. As of December 31, 2013, our Financial Advisory segment had 132 managing directors and 701 other professionals (which includes directors, vice presidents, associates and analysts).

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

These groups are managed locally in each relevant geographic region and are coordinated globally, which allows us to bring local industry-specific knowledge to bear on behalf of our clients on a global basis. We believe that this enhances the scope and the quality of the advice that we can offer, which improves our ability to market our capabilities to clients.

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

Strategy

Our focus in our Financial Advisory business is on:

•	investing in our intellectual capital through senior professionals who we believe have strong client relationships and industry expertise,

•	increasing our contacts with existing clients to further enhance our long-term relationships and our efforts in developing new client relationships,

•	developing new client relationships, including leveraging the broad geographic footprint and strong relationships in our Asset Management business,

•	expanding the breadth and depth of our industry expertise and selectively adding or reinforcing practice areas, such as our Capital Structure Advisory and Sovereign Advisory Groups,

•	coordinating our industry specialty activities on a global basis and increasing the integration of our industry experts in Mergers and Acquisitions with our other professionals, and

•

broadening our geographic presence by adding new offices, including, since the beginning of 2007, offices in Australia (Melbourne and Perth), Switzerland (Zurich) and the Middle East Region, as well as new regional offices in the U.S. (Boston, Minneapolis and Charlotte), acquiring a 50% interest in a financial advisory firm with offices in Central and South America (Argentina, Chile, Colombia, Panama and Peru), integrating our Brazilian operations based in São Paulo, establishing the Lazard Africa initiative and entering into a joint cooperation agreement with respect to Russia and the CEE region, as well as a strategic alliance with a financial advisory firm in Mexico.

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

Going forward, our strategic emphasis in our Financial Advisory business is to leverage the investments we have made to grow our business and drive our productivity. We continue to seek to opportunistically attract outstanding individuals to our business. We routinely reassess our strategic position and may in the future seek opportunities to further enhance our competitive position. In this regard, we have broadened our geographic footprint through acquisitions, investments and alliances.

Recapitalization and Relationship with Natixis

On May 10, 2005, we completed the initial equity public offering (the “equity public offering”) of Class A common stock of Lazard Ltd (“Class A common stock” or “common stock”), a public offering of equity security units of Lazard Ltd, private placements under an investment agreement with IXIS Corporate & Investment Bank (“IXIS” or, following its merger with and into its parent, “Natixis”) and a private offering of 7.125% senior notes due 2015 of Lazard Group, primarily to recapitalize Lazard Group. We refer to these financing transactions and the recapitalization, collectively, as the “recapitalization.” As part of the recapitalization, Lazard Group used the net proceeds from the financing transactions primarily to redeem the outstanding Lazard Group membership interests of certain of its historical partners.

Lazard Group and Natixis had in place a cooperation arrangement to place and underwrite securities in the French capital markets under a common brand, “Lazard-Natixis,” and cooperate in their respective origination, syndication, placement and other activities. The cooperation arrangement primarily covered French listed companies included in the Société des Bourses Francaises (“SBF”) 120 Index and initial public offerings with an expected resulting market capitalization of at least €500 million. The term of the cooperation arrangement expired on December 31, 2012. Discussions have occurred, and may occur in the future, regarding the execution of a new form of cooperation arrangement.

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

As of December 31, 2013, total assets under management (“AUM”) were $187 billion, of which approximately 82% was invested in equities, 14% in fixed income, 3% in alternative investments and 1% in private equity funds. As of the same date, within the equity platform, approximately 25% of our AUM was invested in emerging markets strategies, 21% in multi-regional (i.e., non-U.S. and regional non-U.S.) investment strategies, 19% in global investment strategies and 17% in local investment strategies. Within the fixed income platform, approximately 5% of our AUM was invested in emerging markets strategies, 6% in multi-regional (i.e., non-U.S. and regional non-U.S.) investment strategies, 1% in global investment strategies and 2% in local investment strategies. Our top ten clients accounted for 24%, 23% and 22% of our total AUM at December 31, 2013, 2012 and 2011, respectively, with no client individually constituting more than 10% of our Asset Management segment net revenue during any of the respective years. Approximately 90% of our AUM as of December 31, 2013 was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 10% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

The charts below illustrate the mix of our AUM as of December 31, 2013, measured by broad product strategy and by office location.

For the years ended December 31, 2013, 2012 and 2011, our Asset Management segment net revenue totaled $1.039 billion, $896 million and $897 million, respectively, accounting for approximately 52%, 47% and 49%, respectively, of our consolidated net revenue for such years. For the years ended December 31, 2013, 2012 and 2011, our Asset Management segment reported operating income of $335 million, $237 million and $268 million, respectively. Operating income in 2013 and 2012 included charges of $0.2 million and $13 million, respectively, associated with the cost saving initiatives announced by the Company in October 2012, and, in 2013, included a charge of $12 million relating to private equity incentive compensation (as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Excluding the impact of such charges, our Asset Management segment had operating income of $347 million and $250 million in the years ended December 31, 2013 and 2012, respectively. At December 31, 2013, 2012 and 2011, our Asset Management segment had total assets of $612 million, $567 million and $584 million, respectively.

LAM and LFG

Our largest Asset Management businesses are Lazard Asset Management LLC and its subsidiaries (“LAM”), with offices in New York, San Francisco, Boston, Chicago, Toronto, Montreal, London, Milan, Frankfurt, Hamburg, Zurich, Tokyo, Hong Kong, Sydney, Seoul, Singapore and Manama (aggregating approximately $168 billion in total AUM as of December 31, 2013), and Lazard Frères Gestion SAS (“LFG”), with offices in Paris, Bordeaux, Brussels, Lyon and Nantes (aggregating approximately $18 billion in total AUM as of December 31, 2013). These operations, with 72 managing directors and 362 professionals as of December 31, 2013, provide our asset management business with both a global presence and a local identity.

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

In searching for equity investment opportunities, many of our investment professionals follow an investment process that incorporates several interconnected components that may include:

•	analytical framework analysis and screening,

•	accounting analysis,

•	fundamental analysis,

•	security selection and portfolio construction, and

•	risk management.

In our Asset Management business, we conduct investment research on a global basis to develop market, industry and company specific insights and evaluate investment opportunities. Our global equity analysts, located in our worldwide offices, are organized around six global industry sectors:

•	consumer goods,

•	financial services,

•	health care,

•	industrials,

•	power and energy, and

•	technology, media and telecommunications.

Investment Strategies.    Our Asset Management business provides equity, fixed income, cash management and alternative investment strategies to our clients, paying close attention to our clients’ varying and expanding investment needs. We offer the following product platform of investment strategies:

	Global	Multi-Regional	Local	Emerging Markets
Equity

Global

Large Capitalization

Small Capitalization

Thematic

Convertibles**

Listed Infrastructure

Quantitative

Trend

Real Estate

Multi Strategies

Managed Volatility

Global Ex

Global Ex-U.K.

Global Ex-Japan

Global Ex-Australia

Pan-European

Large Capitalization

Small Capitalization

Quantitative

Eurozone

Large Capitalization**

Small Capitalization**

Continental European

Small Cap

Multi Cap

Eurozone

Euro-Trend (Thematic)

Asian

Asia Ex-Japan

Europe, Australasia and Far East

Large Capitalization

Small Capitalization

Multi-Capitalization

Quantitative

Real Estate

U.S.

Large Capitalization**

Mid Capitalization

Small/Mid Capitalization

Multi-Capitalization

Real Estate

Other

U.K. (Large Capitalization)

U.K. (Small Capitalization)

U.K. Quantitative

Australia

France (Large Capitalization)*

France (Small Capitalization)*

Japan**

Korea

Global Large Capitalization Small Capitalization Quantitative Multi Strategies Managed Volatility Latin America Latin America

Fixed Income and Cash Management	Global Core Fixed Income High Yield Short Duration	Pan-European Core Fixed Income High Yield Cash Management* Duration Overlay Eurozone Fixed Income** Cash Management* Corporate Bonds**	U.S. Core Fixed Income High Yield Short Duration Municipals Cash Management* Non-U.S. U.K. Fixed Income	Global Emerging Debt Emerging Corporates

Alternative	Global Fund of Hedge Funds Fund of Closed-End Funds (Long and Long/Short) Convertible Long/Short Equity Arbitrage/Relative Value		Non-U.S. Japan (Long/Short)	Global Emerging Income Emerging Debt

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

Distribution.    We distribute our products through a broad array of marketing channels on a global basis. LAM’s marketing, sales and client service efforts are organized through a global market delivery and service network, with distribution professionals located in cities including New York, Boston, Chicago, San Francisco, London, Milan, Montreal, Toronto, Singapore, Frankfurt, Hamburg, Zurich, Tokyo, Sydney, Hong Kong, Manama and Seoul. We have developed a well-established presence in the institutional asset management arena, managing assets for corporations, labor unions, sovereign wealth funds and public pension funds around the world. In addition, we manage assets for insurance companies, savings and trust banks, endowments, foundations and charities.

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

•

continued to strengthen our marketing and consultant relations capabilities, including by expanding our marketing resources and leveraging the broad geographic footprint and strong client relationships in our Financial Advisory business,

•	expanded our product platform, including through the addition of an emerging markets fixed income team, an asian equity team and a global real estate investment team, and

•	continued to expand the geographic reach of our Asset Management business, including through opening offices in Switzerland and Singapore.

We believe that our Asset Management business has long maintained an outstanding team of portfolio managers and global research analysts. We intend to maintain and supplement our intellectual capital to achieve our goals. We routinely reassess our strategic position and may in the future seek acquisitions or other transactions, including the opportunistic hiring of new employees, in order to further enhance our competitive position. In this regard, in September 2011, LAM acquired the assets of Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”). Alesco is an investment advisor located in San Francisco, California, focusing on real estate securities and managing three registered mutual funds. We also believe that our specific investment strategies, global reach, unique brand identity and access to multiple distribution channels may allow us to expand into new investment products, strategies and geographic locations. In addition, we may expand our participation in alternative investment activities through investments in new and successor funds, through organic growth, acquisitions or otherwise. We may also continue to expand our geographic reach. In 2014, we announced our expansion in the Middle East with plans to open a Dubai office.

Alternative Investments

Historically, Lazard has made selected investments with its own capital, often alongside capital of qualified institutional and individual investors. These activities typically are organized in funds that make substantial or controlling investments in private or public companies, generally through privately negotiated transactions and with a view to divest within two to seven years. While potentially risky and frequently illiquid, such investments, when successful, can yield investors substantial returns on capital and generate attractive management and performance fees for the sponsor of such funds.

Since 2005, we have been engaged in selected alternative investments and private equity activities. In 2009, we established a private equity business with The Edgewater Funds (“Edgewater”), a Chicago-based private equity firm, through the acquisition of Edgewater’s management vehicles. The acquisition of Edgewater was structured as a purchase by Lazard of interests in a holding company that owns interests in the general partner and management company entities of the current Edgewater private equity funds (the “Edgewater Acquisition”). As of December 31, 2013, Edgewater had approximately $1 billion of AUM and unfunded fee-earning commitments.

In Australia, we operate our private equity business through Lazard Australia, which, as of December 31, 2013, had approximately $173 million of AUM and unfunded fee-earning commitments.

LFCM Holdings, through certain subsidiaries of Lazard Alternative Investments Holdings LLC (“LAI”), operates the alternative investment business (including private equity activities) that was transferred to it in the separation. We retained an investment in certain of the funds that were or are still operated by LAI and its subsidiaries. We are entitled to receive a portion of the carry attributable to our investment in a fund previously formed and managed by LAI (net of compensation payable to investment professionals who manage this fund). In addition, pursuant to the business alliance agreement, we retained an option to acquire the North American and European fund management activities of LAI and have the right to participate in the governance of LAI and to consent to certain actions. On December 15, 2009, we exercised our option to acquire the right to conduct private equity activities in Europe. While the remaining option to purchase the management entities of LAI’s North American businesses (the “North American Option”) is currently exercisable at any time prior to May 10, 2014, during the fourth quarter of 2011, we determined that we are unlikely to exercise such option (see Note 19 of Notes to Consolidated Financial Statements).

In 2009, the business alliance agreement with LFCM Holdings was amended to remove certain restrictions on our ability to engage in private equity activities in North America and to reduce the price of the North American Option.

Employees

We believe that our people are our most important asset, and it is their reputation, talent, integrity and dedication that underpin our success. As of December 31, 2013, we employed 2,403 people, which included 132 managing directors and 701 other professionals in our Financial Advisory segment and 72 managing directors and 376 other professionals in our Asset Management segment. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees worldwide. We generally utilize an evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for improved performance. Generally, our employees are not subject to any collective bargaining agreements, except that our employees in certain of our European offices, including France and Italy, are covered by national, industry-wide collective bargaining agreements. We believe that we have good relations with our employees.

In October 2012 we announced a number of cost saving initiatives to reduce our expenses, which have impacted the number of people that we employ. See “Management’s Discussion and Analysis of Financial Condition — Cost Saving Initiatives” below.

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

While our competitors vary by country in our Financial Advisory business, we believe our primary competitors in securing engagements are Bank of America Merrill Lynch, Barclays, Citigroup, Credit Suisse, Deutsche Bank, Evercore Partners, Goldman Sachs, Greenhill, JPMorgan Chase, Mediobanca, Morgan Stanley, Rothschild and UBS. In our Restructuring practice, our primary competitors are The Blackstone Group, Evercore Partners, Greenhill, Houlihan Lokey, Moelis & Company and Rothschild.

We believe that our primary global competitors in our Asset Management business include, in the case of LAM, Aberdeen and Schroders, Alliance Bernstein, Capital Management & Research, Fidelity, Franklin Templeton, Invesco, JP Morgan Asset Management, Lord Abbett and MFS and, in the case of LFG, private banks with offices in France as well as large institutional banks and fund managers. We face competition in private equity both in the pursuit of outside investors for our private equity funds and the acquisition of investments in attractive portfolio companies. We compete with hundreds of other funds, many of which are subsidiaries of, or otherwise affiliated with, large financial service providers.

Competition is also intense in each of our businesses for the attraction and retention of qualified employees, and we compete, among other factors, on the level and nature of compensation and equity-based incentives for key employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees, in each case at appropriate compensation levels.

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

Regulation

Our businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our stockholders or creditors. Many of our affiliates that participate in securities markets are subject to comprehensive regulations that include some form of minimum capital retention requirements and customer protection rules. In the U.S., certain of our subsidiaries are subject to such regulations promulgated by the United States Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority (“FINRA”) or the Municipal Securities Rulemakers Board (the “MSRB”). Standards, requirements and rules implemented throughout the European Union are broadly comparable in scope and purpose to the regulatory capital and customer protection requirements imposed under the SEC and FINRA rules. European Union directives also permit local regulation in each jurisdiction, including those in which we operate, to be more restrictive than the requirements of such European Union-wide directives. These sometimes burdensome local requirements can result in certain competitive disadvantages to us.

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

Our principal U.S. broker-dealer subsidiary, Lazard Frères & Co. LLC (“LFNY”), through which we conduct most of our U.S. Financial Advisory business, is currently registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in all 50 U.S. states, the District of Columbia and Puerto Rico. As such, LFNY is subject to regulations governing most aspects of the securities business, including minimum capital retention requirements, record-keeping and reporting procedures, relationships with customers, experience and training requirements for certain employees, and business procedures with firms that are not members of certain regulatory bodies. LFNY is also currently registered with the SEC and the MSRB as a municipal advisor, a registration category that includes placement agents that solicit investments from public pension funds on behalf of investment funds. The MSRB has adopted, and is in the process of adopting, additional rules to govern municipal advisors, including “pay-to-play” rules and rules regarding professional standards, and LFNY is subject to those rules. Lazard Asset Management Securities LLC, a subsidiary of LAM, is registered as a broker-dealer with the SEC and FINRA and in all 50 U.S. states, the District of Columbia and Puerto Rico. Lazard Middle Market LLC, a subsidiary of GAHL, is registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in various U.S. states and territories.

Certain U.K. subsidiaries of Lazard Group, including Lazard & Co., Limited, Lazard Fund Managers Limited and Lazard Asset Management Limited, which we refer to in this Annual Report on Form 10-K (this “Form 10-K”) as the “U.K. subsidiaries,” are regulated by the Financial Conduct Authority (the “FCA”). We also have other subsidiaries that are registered as broker-dealers (or have similar non-U.S. registration) in various jurisdictions.

Compagnie Financière Lazard Frères SAS (“CFLF”), our French subsidiary under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, our Paris-based banking affiliate, Lazard Frères Banque SA (“LFB”). The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-financial advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this new supervision, the combined European regulated group is required to comply with periodic financial, regulatory net capital and other reporting obligations. Additionally, the combined European regulated group, together with our European financial advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure (which is similar to the information that the Company had already been providing informally). This new supervision under, and provision of information to, the ACPR became effective December 31, 2013.

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

Certain of our Asset Management subsidiaries are registered as investment advisors with the SEC. As registered investment advisors, each is subject to the requirements of the Investment Advisers Act and the SEC’s regulations thereunder. Such requirements relate to, among other things, the relationship between an advisor and its advisory clients, as well as general anti-fraud prohibitions. LAM serves as an advisor to several mutual funds which are registered under the Investment Company Act. The Investment Company Act regulates, among other things, the relationship between a mutual fund and its investment advisor (and other service providers) and prohibits or severely restricts principal transactions between an advisor and its advisory clients, imposes record- keeping and reporting requirements, disclosure requirements, limitations on trades where a single broker acts as the agent for both the buyer and seller (known as “agency cross”), and limitations on affiliated transactions and joint transactions. Lazard Asset Management Securities LLC, a subsidiary of LAM, serves as an underwriter or distributor for mutual funds and hedge funds managed by LAM, and as an introducing broker to Pershing LLC for unmanaged accounts of LAM’s private clients.

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

In addition, the Japanese Ministry of Finance and the Financial Supervisory Agency, the Korean Financial Supervisory Commission, the Securities and Futures Commission of Hong Kong, the Monetary Authority of Singapore, the Australian Securities & Investments Commission and German banking authorities, among others, regulate relevant operating subsidiaries of the Company and also have capital standards and other requirements comparable to the rules of the SEC. Our business is also subject to regulation by other non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate.

Regulators are empowered to conduct administrative proceedings that can result, among other things, in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion or other disciplining of a broker-dealer or its directors, officers or employees.

Over the last several years, global financial markets experienced extraordinary disruption and volatility. As a result, the U.S. and other governments and institutions have taken actions, and may continue to take further actions, in response to this disruption and volatility, including expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect of any such expanded or new standards, requirements and rules is uncertain and could have adverse consequences to our business and results of operations. See Item 1A, “Risk Factors—Other Business Risks—Extensive regulation of our businesses limits our activities and results in ongoing exposure to the potential for significant penalties, including fines or limitations on our ability to conduct our businesses.”

Executive Officers of the Registrant

Set forth below are the name, age, present title, principal occupation and certain biographical information for each of our executive officers as of February 21, 2014, all of whom have been appointed by, and serve at the pleasure of, our board of directors.

Kenneth M. Jacobs, 55

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

Matthieu Bucaille, 54

Mr. Bucaille has served as Chief Financial Officer of Lazard Ltd and Lazard Group since April 1, 2011. Mr. Bucaille has served as a Managing Director of Lazard since 1998 and served as the Deputy Chief Executive Officer of LFB in Paris from October 2009 until December 2011. Mr. Bucaille joined Lazard in 1989 from the First Boston Corporation in New York.

Ashish Bhutani, 53

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

Scott D. Hoffman, 51

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

Alexander F. Stern, 47

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

Our public website is http://www.lazard.com and the investor relations SEC filings section of our public website is located at http://www.lazard.com/InvestorRelations/SEC-Filings.aspx. We will make available free of charge, on or through the investor relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request of any Lazard Ltd shareholder to the Investor Relations Department, are charters for the Company’s Audit Committee, Compensation Committee and Nominating & Governance Committee. Copies of these charters and our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees are also posted on the investor relations section of our website in the corporate governance subsection.

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

Risks Relating to the Financial Services Industry and Financial Markets

In recent years, regional and global capital markets and economies have experienced periods of significant disruption and volatility, which has had negative repercussions on the global economy, and any continued disruption or volatility could present challenges for our business.

In recent years, certain adverse financial developments have impacted regional and global capital markets and the macroeconomic climate. These developments included a general slowing of economic growth both in the U.S. and globally, periods of volatility in equity securities markets and volatility and tightening of liquidity in credit markets. In addition, concerns over sovereign debt levels, high unemployment levels, business and consumer confidence levels, geopolitical issues and weak real estate markets have contributed to increased volatility and have affected expectations for the economy and the markets going forward. Furthermore, investor concerns about the financial health of certain European countries and financial institutions caused market disruptions in recent years and may continue to cause disruption in future periods. If significant levels of market disruption and volatility continue, or if current conditions materially worsen, our business may be adversely affected, which may have a material impact on our business and results of operations.

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

Our share price may decline due to the large number of our common shares eligible for future sale.

As of December 31, 2013, our authorized and unissued shares of Class A common stock include approximately 18.8 million shares of our common stock underlying restricted stock units (“RSUs”), deferred stock units (“DSUs”), restricted stock awards and performance-based restricted stock units (“PRSUs”) that have been granted pursuant to Lazard Ltd’s 2005 Equity Incentive Plan (the “2005 Plan”) and 2008 Incentive Compensation Plan (the “2008 Plan”). RSUs and restricted stock awards generally require future service, among other requirements, as a condition for the delivery of the underlying shares of our Class A common stock (unless the recipient is then eligible for retirement under the Company’s retirement policy) and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. Such vesting events generally occur in the first quarter of each year, at which point a large number of our shares of Class A common stock immediately become available for sale. PRSUs generally require future service and satisfaction of performance-based vesting criteria as a condition for the delivery of the underlying shares of Class A common stock, and the number of such shares that may be received in connection with each PRSU may range from zero to two times the target number (or, for the PRSUs granted in 2013, three times the target number in the event of a substantial increase in our operating revenue in 2014. In addition, as of December 31, 2013, approximately 1.2 million shares of our common stock are issuable in connection with business acquisitions completed in prior years.

We have generally withheld a portion of the Class A common stock issued to our employees upon vesting of RSUs or delivery of restricted stock to comply with minimum statutory tax withholding requirements. In addition, we have historically repurchased in the open market and through privately negotiated transactions a significant number of shares of our Class A common stock. If we were to cease to or were unable to repurchase shares of our Class A common stock, the number of shares outstanding would increase over time, diluting the ownership of our existing stockholders. Furthermore, we cannot predict whether, when and how many shares of our Class A common stock will be sold into the market and the effect, if any, that the possibility of market sales of shares of our Class A common stock, the actual sale of such shares or the availability of such shares will have on the market price of our Class A common stock or our ability to raise capital through the issuance of equity securities from time to time.

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

A substantial portion of our revenue is derived from Financial Advisory fees, which are not long-term contracted sources of revenue and are subject to intense competition, and declines in our Financial Advisory engagements could have a material adverse effect on our business, financial condition and results of operations.

We historically have earned a substantial portion of our revenue from advisory fees paid to us by our Financial Advisory clients, which usually are payable upon the successful completion of a particular transaction or restructuring. For example, for the year ended December 31, 2013, Financial Advisory services accounted for approximately 49% of our consolidated net revenue. We expect that we will continue to rely on Financial Advisory fees for a substantial portion of our revenue for the foreseeable future, and a decline in our advisory engagements or the market for advisory services would adversely affect our business, financial condition and results of operations.

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

If the number of debt defaults, bankruptcies or other factors affecting demand for our Restructuring services declines, our Restructuring revenue could suffer.

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

We experience significant fluctuations in quarterly revenue and profits. These fluctuations generally can be attributed to the fact that we earn a substantial portion of our Financial Advisory revenue upon the successful completion of a transaction or a restructuring, the timing of which is uncertain and is not subject to our control. As a result, our Financial Advisory business is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, a client or counterparty could delay or terminate an acquisition transaction because of a failure to agree upon final terms, failure to obtain necessary regulatory consents or board of directors or stockholder approval, failure to secure necessary financing, adverse market conditions or because the seller’s business is experiencing unexpected operating or financial problems. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness, for example, due to a failure to reach agreement with its principal creditors. In addition, a bankruptcy court may deny our right to collect a “success” or “completion” fee. In these circumstances, other than in engagements where we receive monthly retainers, we often do not receive any advisory fees other than the reimbursement of certain expenses despite the fact that we devote resources to these transactions. Accordingly, the failure of one or more transactions to close either as anticipated or at all could cause significant fluctuations in quarterly revenue and profits and could materially adversely affect our business, financial condition and results of operations. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, our Asset Management revenue is particularly sensitive to fluctuations in our AUM. Asset Management fees are predominantly based on average AUM as of the end of a quarter or month. As a result, a reduction in AUM at the end of a quarter or month (as a result of market depreciation, withdrawals, fluctuations in foreign currency exchange rates or otherwise) will result in a decrease in management fees. Similarly, timing of flows, contributions and withdrawals are often out of our control and may be inconsistent from quarter to quarter. Incentive fees are driven by investment performance (either absolute performance or relative to an established benchmark), which is directly impacted by market movements, and may therefore fluctuate from period to period.

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

We have made, and in the future may make, principal investments in public or private companies or in alternative investments (including private equity funds) established by us or by LFCM Holdings, and continue to hold principal investments directly or through funds managed by LFCM Holdings and certain affiliates of Lazard, including Edgewater and Lazard Australia. Making principal investments is risky, and we may lose some or all of the principal amount of our investments. Certain of these types of investments may be in relatively high-risk, illiquid assets. Because it may take several years before attractive alternative investment opportunities are identified, some or all of the capital committed by us to these funds is likely to be invested in government securities, other short-term, highly rated debt securities and money market funds that traditionally have offered investors relatively lower returns. In addition, these investments may be adjusted for accounting purposes to fair value at the end of each quarter, and any related gains or losses would affect our results of operations, even though such fair value fluctuations may have no cash impact, which could increase the volatility of our earnings. It takes a substantial period of time to identify attractive alternative investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value of an investment through resale. Even if an alternative investment proves to be profitable, it may be several years or longer before any profits can be realized in cash or other proceeds.

Our revenue from our private equity business is derived primarily from management fees, which are calculated as a percentage of committed capital or invested capital depending on the stage of each respective fund. Transaction and advisory fees are also earned. Incentive fees are earned if investments are profitable over a specified threshold. Our ability to form new alternative investment funds is subject to a number of uncertainties, including past performance of our funds, market or economic conditions, competition from other fund managers and the ability to negotiate terms with major investors.

Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios.

We invest capital in various types of equity and debt securities in order to seed LAM equity, debt and alternative investment funds, and for general corporate purposes. Such investments are subject to market fluctuations due to changes in the market prices of securities, interest rates or other market factors, such as liquidity. While we may seek to hedge the market risk for some of these investments, an effective hedge may not be available. These investments are adjusted for accounting purposes to fair value at the end of each quarter regardless of our intended holding period, with any related gains or losses reflected in our results of operations, and therefore may increase the volatility of our earnings, even though such gains or losses may not be realized.

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

A number of factors increase the competitive risks of our Financial Advisory and Asset Management businesses:

•

there are relatively few barriers to entry impeding the launch of new asset management and financial advisory firms, including a relatively low cost of entering these businesses, and the successful efforts of new entrants into our lines of business, including major banks and other financial institutions, have resulted in increased competition;

•	other industry participants will from time to time seek to recruit our employees away from us in order to compete in our lines of business; and

•	certain of our Financial Advisory practices and Asset Management products are newly established and relatively small.

We also face increased competition due to a trend toward consolidation. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. This trend was amplified in connection with the unprecedented disruption and volatility in the financial markets during the past several years and, as a result, a number of financial services companies have merged, been acquired or have fundamentally changed their respective business models. Many of these firms have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They may also have the ability to support investment banking, including financial advisory services, with commercial banking, insurance and other financial services in an effort to gain market share, which could result in pricing pressure in our businesses.

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

As of December 31, 2013, Lazard Group and its subsidiaries had approximately $1.1 billion in debt (including capital lease obligations) outstanding, of which $548 million and $500 million relate to Lazard Group senior notes that mature in 2017 and 2020, respectively. This debt has certain mandated payment obligations, which may constrain our ability to operate our business. If we decide to redeem or retire this debt before maturity, we may be required to pay a significant premium to do so, which may adversely impact our earnings and affect our financial position. In addition, in the future we may need to incur debt or issue equity in order to fund our working capital requirements or refinance existing indebtedness, as well as to make acquisitions and other investments. The amount of our debt obligations may impair our ability to raise debt or issue equity for financing purposes. Our access to funds also may be impaired if regulatory authorities take significant action against us, or if we discover that any of our employees had engaged in serious unauthorized or illegal activity. In addition, our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. These ratings are assigned by rating agencies, which may reduce or withdraw their ratings or place us on “credit watch” with negative implications at any time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may pursue acquisitions, joint ventures or cooperation agreements that may result in additional risks and uncertainties in our business and could present unforeseen integration obstacles or costs.

We routinely assess our strategic position and may in the future seek acquisitions or other transactions to further enhance our competitive position. We have in the past pursued joint ventures and other transactions aimed at expanding the geography and scope of our operations. During 2007, we acquired all of the outstanding ownership interests of GAHL and CWC, we entered into a joint cooperation agreement with Raiffeisen and we entered into a shareholders agreement to acquire a 50% interest in MBA. During 2009, we established a private equity business with Edgewater and entered into a strategic alliance with a financial advisory firm in Mexico. During 2011, we acquired the assets of Alesco. During 2012, we integrated our Brazilian operations based in São Paulo. We expect to continue to explore acquisitions and partnership or strategic alliance opportunities that we believe to be attractive.

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

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing. Our Financial Advisory activities may subject us to the risk of significant legal actions by our clients and third parties, including our clients’ stockholders, under securities or other laws for allegations relating to materially false or misleading statements made in connection with securities and other transactions and potential liability for the fairness opinions and other advice provided to participants in corporate transactions. In our Asset Management business, we make investment decisions on behalf of our clients which could result in substantial losses. This also may subject us to the risk of legal actions alleging negligence, misconduct, breach of fiduciary duty or breach of contract. Our Financial Advisory engagements typically include broad indemnities from our clients and provisions designed to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be available or adhered to in all cases. We also are subject to claims arising from disputes with employees for alleged wrongful termination, discrimination or harassment, among other things. These risks often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. As a result, we may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business.

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

In recent years, the U.S. and global financial markets experienced periods of extraordinary disruption and volatility. As a result, the U.S. and other governments have taken actions, and may continue to take further actions, in response to this disruption and volatility, including expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect of any such expanded or new standards, requirements and rules is uncertain and could have adverse consequences to our business and results of operations. For example, in July 2010, the Dodd-Frank Act was signed into law, bringing sweeping changes in the regulation of financial institutions. It will take several years for all of the rules under the Dodd-Frank Act to be written and become effective, and the final scope and interpretations of those rules, and their impact on our business, will not be fully known for some time, but could have implications for the manner in which we conduct our business and, consequently, its profitability. While we continue to examine the potential impact of the

Dodd-Frank Act and related regulations, as well as new regulations that may become applicable to us in the U.S. and in the European Union (see “Business—Regulation”), we are not able to predict the ultimate effect on us. In addition, several states and municipalities in the United States have adopted “pay-to-play” rules, which could limit our ability to charge fees in connection with certain of our Private Fund Advisory engagements, and could therefore affect the profitability of that portion of our business.

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

Specific regulatory changes also may have a direct impact on the revenue of our Asset Management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. For example, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, has recently been reexamined by different regulatory bodies and may in the future be limited or modified. Although a substantial portion of the research relied on by our Asset Management business in the investment decision-making process is generated internally by our investment analysts, external research, including external research paid for with soft dollars, is important to the process. This external research generally is used for information gathering or verification purposes, and includes broker-provided research, as well as third-party provided databases and research services. For the year ended December 31, 2013, our Asset Management business obtained research and other services through third-party soft dollar arrangements, the total cost of which we estimate to be approximately $22 million. If the use of soft dollars is limited, we may have to bear some of these costs. In addition, new regulations regarding the management of hedge funds and the use of certain investment products may impact our Asset Management business and result in increased costs. For example, many regulators around the world adopted disclosure and reporting requirements relating to the hedge fund businesses or other businesses, and changes to the laws, rules and regulations in the U.S. related to the over-the-counter swaps and derivatives markets require additional registration, recordkeeping and reporting obligations.

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

We are exposed to fluctuations in foreign currencies. Our financial statements are denominated in U.S. Dollars and, for the year ended December 31, 2013, we received approximately 39% of our consolidated net revenue in other currencies, predominantly in euros and British pounds. In addition, we pay a significant amount of our expenses in such other currencies. The exchange rates of these currencies versus the U.S. Dollar affects the carrying value of our assets and liabilities as well as our revenues, expenses and net income. We do not generally hedge such foreign currency exchange rate exposure arising in our subsidiaries outside of the U.S. Fluctuations in foreign currency exchange rates may also make period to period comparisons of our results of operations difficult.

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

The Executive Branch has not yet submitted its 2015 budget proposals to Congress. The 2014 budget proposals submitted on April 10, 2013 included several potential revenue generating items, including proposals to (i) limit the deduction of certain related party interest and (ii) limit or defer the deduction of interest attributable to foreign source income of foreign subsidiaries. In addition, members of Congress may propose legislation that, if enacted, would reclassify certain types of foreign corporations as U.S. corporations for U.S. tax purposes if the management and control of such entities occurs primarily within the U.S.

We are currently unable to predict the ultimate outcome of any of these proposals. If enacted in the form proposed in the 2014 budget submission, however, some of these proposals may increase Lazard’s effective tax rate during future periods.

Any reduction of our valuation allowance against our deferred tax assets could affect our effective tax rate.

As further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Income Taxes”, as of December 31, 2013, we

recorded gross deferred tax assets of approximately $1.40 billion, and a valuation allowance against such deferred tax assets of approximately $1.23 billion. If any significant reduction of this valuation allowance were to occur, we would likely have a negative effective tax rate in the period in which such reduction occurs and, for subsequent periods, our effective tax rate, with all other factors being held constant, would increase and could be significantly higher than our effective tax rate in the period immediately preceding the reduction in the valuation allowance.

Our subsidiaries will be required to pay LFCM Holdings most of the cash tax savings relating to any tax depreciation or amortization deductions our subsidiaries may claim as a result of the tax basis step-up our subsidiaries have received in connection with the Company’s equity public offerings and related transactions.

In connection with our various secondary offerings and certain other transactions, LAZ-MD Holdings exchangeable interests were, in effect, exchanged for shares of our Class A common stock. A limited number of additional exchanges are expected to take place in the future. The redemption and the exchanges have resulted in increases in the tax basis of the tangible and intangible assets of Lazard Group attributable to our subsidiaries’ interest in Lazard Group that otherwise would not have been available. These increases in tax basis may reduce the amount of cash taxes that our subsidiaries would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

In connection with the separation and recapitalization transactions in 2005, our subsidiaries entered into a tax receivable agreement with LFCM Holdings that provides for the payment by our subsidiaries to LFCM Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. We expect to benefit from the remaining 15% of cash savings realized. Our subsidiaries have the right to terminate the tax receivable agreement at any time for an amount based on an agreed value of certain payments remaining to be made under the tax receivable agreement at such time. While the actual amount and timing of any payments under this agreement will vary depending upon a number of factors, including the timing of exchanges, the extent to which such exchanges are taxable, the allocation of the step-up among the Lazard Group assets, and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of Lazard Group attributable to our subsidiaries’ interest in Lazard Group, during the 24-year term of the tax receivable agreement, the payments that our subsidiaries may make to LFCM Holdings could be substantial. As of December 31, 2013, the aggregate increase in tax basis attributable to our subsidiaries’ interest in Lazard Group was approximately $3.11 billion. The aggregate amount, including those interests not yet exchanged, would have been approximately $3.15 billion as of that date (based on the then closing price per share of our Class A common stock on the NYSE of $45.32), including the increase in tax basis associated with the redemption and recapitalization in 2005. The potential future increase in tax basis will depend on the price of our Class A common stock at the time of the limited number of remaining exchanges. The cash savings that our subsidiaries would actually realize as a result of this increase in tax basis likely would be significantly less than this amount multiplied by our statutory tax rate due to a number of factors, including insufficient taxable income to absorb the increase in tax basis, the allocation of the increase in tax basis to foreign or non-amortizable assets, the impact of the increase in the tax basis on our ability to use foreign tax credits and the rules relating to the amortization of intangible assets. Our ability to achieve benefits from any such increase, and the payments to be made under the tax receivable agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.

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

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2013. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could have a material adverse effect on our business.

A failure in or breach of our information systems or infrastructure, or those of third parties with which we do business, including as a result of cyber attacks, could disrupt our businesses, lead to reputational harm and legal liability or otherwise impact our ability to operate our business.

Our operations rely on the secure processing, storage and transmission of confidential and other information involving our computer systems, hardware, software and networks, which we refer to as information systems, and involving the information systems of third parties with which we do business. Such information systems may be subject to unauthorized access, computer viruses or other malicious code or other events that could have a security impact and there can be no assurance that we will not suffer material losses relating to cyber attacks on, or other security breaches involving, our information systems, despite taking protective measures to prevent such breaches. If a successful cyber attack or other security breach were to occur, our confidential or proprietary information, or the confidential or proprietary information of our clients or their counterparties, that is stored in, or transmitted through, such information systems could be compromised or misappropriated. Any such cyber attack or other security breach, or any disruption of or failure in the physical or logical infrastructure or operating systems that support such information systems or our businesses, could significantly impact our ability to operate our businesses, result in reputational damage or lead to legal liability, which could lead to the loss of clients or business opportunities and financial losses that are either not insured against or not fully covered through any insurance maintained by us. As cyber threats continue to evolve, we may also be required to expend additional resources on information security and compliance costs in order to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or other exposures.

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

Several employees of Lazard provide services to LFCM Holdings. Conflicts of interest may arise between LFCM Holdings and us in a number of areas relating to our past and ongoing relationships, including:

•	labor, tax, employee benefits, indemnification and other matters arising from the separation,

•	intellectual property and real property matters, including sublease arrangements,

•	business combinations,

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements under the captions “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target,” “goal” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies, business plans and initiatives and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, the numerous risks and uncertainties outlined in “Risk Factors,” including the following:

•	a decline in general economic conditions or the global financial markets,

•	A decline in our revenues, for example due to a decline in overall M&A activity, our share of the M&A market or our AUM,

•	losses caused by financial or other problems experienced by third parties,

•	losses due to unidentified or unanticipated risks,

•	a lack of liquidity, i.e., ready access to funds, for use in our businesses, and

•	competitive pressure on our businesses and on our ability to retain and attract employees at current compensation levels.

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

Forward-looking statements include, but are not limited to, statements about the:

•	business’ financial goals, including the ratio of awarded compensation and benefits expense to operating revenue,

•	business’ ability to deploy surplus cash through dividends, share repurchases and debt repurchases,

•	business’ ability to offset stockholder dilution through share repurchases,

•	business’ possible or assumed future results of operations and operating cash flows,

•	business’ strategies and investment policies,

•	business’ financing plans and the availability of short-term borrowing,

•	business’ competitive position,

•	future acquisitions, including the consideration to be paid and the timing of consummation,

•	potential growth opportunities available to our businesses,

•	recruitment and retention of our managing directors and employees,

•	potential levels of compensation expense and non-compensation expense,

•	business’ potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,

•	likelihood of success and impact of litigation,

•	expected tax rates, including effective tax rates,

•	changes in interest and tax rates,

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

There are no unresolved written comments that were received from the SEC staff 180 days or more before December 31, 2013 relating to our periodic or current reports under the Exchange Act.

Item 2.	Properties

The following table lists the properties used for the entire Lazard organization as of December 31, 2013, including properties used by the separated businesses. As a general matter, one or both of our Financial Advisory and Asset Management segments (as well as our Corporate segment) uses the following properties. We sublease to affiliates of LFCM Holdings certain office space, including office space that is used by the separated businesses. This includes subleasing 52,573 square feet principally relating to our lease in New York City located at 30 Rockefeller Plaza to affiliates of LFCM Holdings. Additionally, our London and other offices sublease 55,676 and 3,977 square feet, respectively, to third parties. We remain fully liable for the subleased space to the extent that affiliates of LFCM Holdings, or the third parties, fail to perform their obligations under the subleases for any reason.

Location	Square Footage	Offices
New York City	448,764 square feet of leased space	Principal office located at 30 Rockefeller Plaza
Other North America	155,909 square feet of leased space	Boston, Charlotte, Chicago, Houston, Los Angeles, Minneapolis, Montreal and San Francisco
Paris	152,924 square feet of owned and leased space	Principal office located at 121 Boulevard Haussmann
London	142,371 square feet of leased space	Principal office located at 50 Stratton Street
Other Europe	111,626 square feet of leased space	Amsterdam, Bordeaux, Brussels, Frankfurt, Hamburg, Lyon, Madrid, Milan, Nantes, Stockholm and Zurich
Asia, Australia and Other	84,270 square feet of leased space	Beijing, Dubai, Hong Kong, Melbourne, Mumbai, Perth, Riyadh, So Paulo, Seoul, Singapore, Sydney and Tokyo

Item 3.	Legal Proceedings

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

Our common stock is traded on The New York Stock Exchange under the symbol “LAZ.” There is no publicly traded market for our Class B common stock, which is held by LAZ-MD Holdings. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our Class A common stock, as reported in the consolidated transaction reporting system, and the quarterly dividends declared during 2013 and 2012.

Price Range of Our Common Stock

	Sales Price		Dividends per Share of Common Stock
	High	Low
2013
Fourth quarter	$46.98	$35.10	$0.50
Third quarter	$39.50	$30.72	$0.25
Second quarter	$35.49	$30.63	$0.25
First quarter	$38.36	$30.57	$0.00

2012
Fourth quarter	$31.90	$26.15	$0.60
Third quarter	$31.23	$23.58	$0.20
Second quarter	$29.34	$22.21	$0.20
First quarter	$31.08	$26.16	$0.16

As of February 7, 2014, there were approximately 34 holders of record of our Class A common stock. This does not include the number of shareholders that hold shares in “street-name” through banks or broker-dealers.

On February 7, 2014, the last reported sales price for our Class A common stock on the New York Stock Exchange was $43.55 per share.

On January 29, 2014, the Board of Directors of Lazard Ltd declared a quarterly dividend of $0.30 per share on its Class A common stock, payable on February 21, 2014, to stockholders of record on February 10, 2014.

Share Repurchases in the Fourth Quarter of 2013

The following table sets forth information regarding Lazard’s purchases of its Class A common stock on a monthly basis during the fourth quarter of 2013. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2013
Share Repurchase Program (1)	–	$–	–	$176.1 million
Employee Transactions (2)	(129)	$36.36	–	–

November 1 – November 30, 2013
Share Repurchase Program (1)	545,116	$41.45	545,116	$153.5 million
Employee Transactions (2)	152,245	$39.05	–	–

December 1 – December 31, 2013
Share Repurchase Program (1)	741,328	$43.10	741,328	$121.6 million
Employee Transactions (2)	27,089	$38.68	–	–

Total
Share Repurchase Program (1)	1,286,444	$42.40	1,286,444	$121.6 million
Employee Transactions (2)	179,205	$39.00	–	–

(1)	As disclosed in more detail in Note 13 of Notes to Consolidated Financial Statements, in February 2011, October 2011, April 2012, October 2012 and October 2013, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, the repurchase of up to an additional $250 million, $125 million, $125 million, $200 million and $100 million, respectively, in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2012, December 31, 2013, December 31, 2013, December 31, 2014 and December 31, 2015, respectively. The share repurchase program is used primarily to offset a portion of the shares to be issued under the 2005 Plan and the 2008 Plan. Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions. Amounts shown in this line item include repurchases of Class A common stock and exclude the shares of Class A common stock withheld by the Company to meet the minimum statutory tax withholding requirements as described below.
(2)	Under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs, PRSUs and delivery of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended December 31, 2013, the Company satisfied such obligations in lieu of issuing 179,205 shares of Class A common stock upon the vesting of 405,056 RSUs.

Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”

Stock Performance

The stock performance graph below compares the performance of an investment in our Class A common stock, from December 31, 2008 through December 31, 2013, with that of the S&P 500 Index and the S&P Financial Index. The graph assumes $100 was invested at the close of business on December 31, 2008 in each of our Class A common stock, the S&P 500 Index and the S&P Financial Index. It also assumes that dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Other Matters

None.

Item 6.	Selected Financial Data

The following table sets forth the selected consolidated financial data for the Company for all years presented.

The consolidated statements of financial condition and operations data as of and for each of the years in the five-year period ended December 31, 2013 have been derived from Lazard Ltd’s consolidated financial statements. The audited consolidated statements of financial condition as of December 31, 2013 and 2012 and audited consolidated statements of operations for each of the years in the three year period ended December 31, 2013 are included in this Form 10-K. The audited consolidated statements of financial condition as of December 31, 2011, 2010 and 2009, and the audited consolidated statements of operations for the years ended December 31, 2010 and 2009, are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and related notes included elsewhere in this Form 10-K.

Selected Consolidated Financial Data

	As Of Or For The Year Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except for per share amounts)
Consolidated Statements of Operations Data
Net Revenue:
Financial Advisory (a)	$980,577	$1,049,090	$992,107	$1,119,867	$986,820
Asset Management (b)	1,039,130	896,260	897,401	849,662	601,652
Corporate (c)	(34,355)	(32,902)	(59,996)	(64,161)	(57,954)

Net Revenue	1,985,352	1,912,448	1,829,512	1,905,368	1,530,518

Compensation and Benefits (d)	1,278,534	1,351,129	1,168,945	1,194,168	1,309,240
Other Operating Expenses (e)	490,011	437,434	425,068	467,550	403,512

Total Operating Expenses	1,768,545	1,788,563	1,594,013	1,661,718	1,712,752

Operating Income (Loss)	$216,807	$123,885	$235,499	$243,650	$(182,234)

Net Income (Loss)	$165,114	$92,785	$190,559	$194,423	$(188,245)

Net Income (Loss) Attributable to Lazard Ltd	$160,212	$84,309	$174,917	$174,979	$(130,242)

Net Income (Loss) Per Share of Class A Common Stock:
Basic	$1.33	$0.72	$1.48	$1.68	$(1.68)
Diluted	$1.21	$0.65	$1.36	$1.36	$(1.68)
Dividends Declared Per Share of Class A Common Stock	$1.00	$1.16	$0.605	$0.50	$ 0.45

Consolidated Statements of Financial Condition Data
Total Assets	$3,011,137	$2,986,893	$3,081,936	$3,422,532	$3,147,762
Total Debt (f)	$1,064,184	$1,094,713	$1,096,934	$1,249,753	$1,261,478
Total Lazard Ltd Stockholders’ Equity	$560,209	$569,656	$726,143	$652,398	$355,391
Total Stockholders’ Equity	$629,998	$651,540	$866,856	$796,117	$523,097

Other Data
Assets Under Management:
As of December 31	$186,924,000	$167,060,000	$141,039,000	$155,337,000	$129,543,000
Average During Year	$173,702,000	$155,549,000	$152,072,000	$137,381,000	$103,988,000
Total Headcount, As of December 31	2,403	2,513	2,511	2,332	2,294
Notes (in thousands of dollars): (a) Financial Advisory net revenue consists of the following:
	For The Year Ended December 31,
	2013	2012	2011	2010	2009
M&A and Other Advisory	$768,790	$792,928	$700,539	$714,059	$526,225
Capital Raising	78,916	73,403	93,825	111,933	83,885

Total Strategic Advisory	847,706	866,331	794,364	825,992	610,110
Restructuring	132,871	182,759	197,743	293,875	376,710

Financial Advisory Net Revenue	$980,577	$1,049,090	$992,107	$1,119,867	$986,820

(b) Asset Management net revenue consists of the following:

	For The Year Ended December 31,
	2013	2012	2011	2010	2009
Management Fees	$903,956	$806,044	$818,038	$715,885	$486,810
Incentive Fees	78,342	43,661	26,245	86,298	74,795
Other Income	56,832	46,555	53,118	47,479	40,047

Asset Management Net Revenue	$1,039,130	$896,260	$897,401	$849,662	$601,652

(c)	“Corporate” includes interest expense (net of interest income), investment income (losses) from certain investments and net revenue earned by LFB through its commercial banking operations.
(d)	Includes (i) in 2013, charges of $51,399 relating to the acceleration of unrecognized amortization expense pertaining to previously granted deferred incentive compensation, severance and benefit payments and other compensation-related costs, all relating to the cost saving initiatives announced by the Company in October 2012, and $12,203 related to incentive compensation expense related to private equity transactions for which revenue may be recognized in the future (ii) in 2012, charges of $21,754 recorded in the first quarter pertaining to severance costs and benefit payments associated with staff reductions, including the acceleration of unrecognized amortization expense of deferred incentive compensation previously granted to individuals being terminated, and $99,987 recorded in the fourth quarter relating to the acceleration of unrecognized amortization expense pertaining to previously granted deferred incentive compensation, severance and benefit payments and other compensation-related costs relating to the cost saving initiatives announced by the Company in October 2012; (iii) in 2010, charges of $24,860 relating to the acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards; and (iv) in 2009, charges of $86,514 related to the acceleration of amortization expense relating to share-based incentive awards previously granted to our former Chairman and Chief Executive Officer and $60,512 related to the accelerated vesting of the then unamortized portion of previously awarded deferred cash incentive awards.
(e)	Includes (i) in 2013, non-compensation costs of $13,304 relating to the cost saving initiatives announced by the Company in October 2012 and $54,087 related to the refinancing of the 7.125% senior notes maturing on May 15, 2015; (ii) in 2012, non-compensation costs of $2,905 recorded in the first quarter associated with staff reductions and $2,589 recorded in the fourth quarter relating to the cost saving initiatives announced by the Company in October 2012; (iii) in 2010, restructuring expense of $87,108 related to the restructuring plan announced in the first quarter of 2010; and (iv) in 2009, restructuring expense of $62,550 related to the restructuring plan announced in the first quarter of 2009.
(f)	Represents the aggregate amount reflected in the Company’s consolidated statements of financial condition relating to senior debt, capital lease obligations and subordinated debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Ltd’s consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K (this “Form 10-K”). This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those set forth in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” and elsewhere in this Form 10-K.

Business Summary

Lazard is one of the world’s preeminent financial advisory and asset management firms. We have long specialized in crafting solutions to the complex financial and strategic challenges of a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals. Founded in 1848 in New Orleans, we currently operate from 41 cities in key business and financial centers across 26 countries throughout Europe, North America, Asia, Australia, the Middle East and Central and South America.

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

LFB is a registered bank regulated by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”). It is engaged primarily in commercial and private banking services for clients and funds managed by Lazard Frères Gestion SAS (“LFG”) and for other clients, investment banking activities, including participation in underwritten offerings of securities in France, and asset-liability management.

Our consolidated net revenue was derived from the following segments:

	Year Ended December 31,
	2013	2012	2011
Financial Advisory	49%	55%	54%
Asset Management	52	47	49
Corporate	(1)	(2)	(3)

Total	100%	100%	100%

We also invest our own capital from time to time, generally alongside capital of qualified institutional and individual investors in alternative investments or private equity investments, and, since 2005, we have engaged in a number of alternative investments and private equity activities, including investments through (i) the Edgewater Funds (“Edgewater”), our Chicago-based private equity firm (see Note 12 of Notes to Consolidated Financial Statements), (ii) Lazard Australia Corporate Opportunities Fund 2 (“COF2”), a Lazard-managed Australian fund targeting Australasian mid-market investments, (iii) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small-to mid-cap European companies and (iv) a fund targeting significant noncontrolling-stake investments in established private companies. We also make investments to seed our Asset Management strategies. We may explore and discuss opportunities to expand the scope of our alternative investment and private equity activities in Europe, the U.S. and elsewhere. These opportunities could include internal growth of new funds and direct investments by us, partnerships or strategic relationships, investments with third parties or acquisitions of existing funds or management companies. Also, consistent with any obligations to LFCM Holdings LLC (“LFCM Holdings”), we may explore capital markets opportunities.

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

Equity market indices for developed markets at December 31, 2013 increased when compared to such indices at December 31, 2012, while equity market indices for emerging markets decreased as compared to December 31, 2012. On an industry-wide basis, during 2013, the number of completed and announced M&A transactions decreased, compared to the prior year. Global restructuring activity, as measured by the number of corporate defaults, was slightly lower in 2013 as compared to the prior year, and the aggregate value of debt defaults remained low, consistent with the last several years.

Entering 2014, interest rates remain low and corporate cash balances remain high. Macroeconomic conditions appear to be improving in the developed countries, particularly in North America, CEO and board confidence appears to be returning and, as such, companies based in these regions may be better positioned to make acquisitions for future growth and investors may be increasingly interested in deploying capital for investment purposes. In our Asset Management business, we entered 2014 with a record level of assets under management. Although market volatility may continue, we believe the long term trends appear positive.

We intend to leverage our existing infrastructure to capitalize on any global macroeconomic recovery, any upturn in the M&A cycle, and any momentum in the global equity markets. We expect to generate revenue growth by remaining adequately staffed to capitalize on any macroeconomic recovery and deploying our intellectual capital to generate new revenue streams. The cost saving initiatives that we began in 2012 are effectively complete, and through 2013, more than two-thirds of these savings were realized, with the full impact of all the savings expected to be reflected in our 2014 results. See “Cost Saving Initiatives” below and Note 16 of Notes to Consolidated Financial Statements.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•	Financial Advisory – In the near- to mid-term, we expect that the U.S. macroeconomic environment will likely be the strongest of the developed economies. Certain legal decisions in the U.S. reinforce the importance of independent advice, and the global scale and breadth of our Financial Advisory business allows us to advise on large, complex cross-border transactions across a variety of industries. We continue to develop our range of advisory capabilities, in particular in Europe, with our Sovereign Advisory, Restructuring and Capital Advisory businesses. In addition, we believe our businesses throughout the emerging markets, Japan and Australia position us for growth in these markets, while enhancing our relationships with, and the services that we can provide to, clients in developed economies. We have also established the Lazard Africa initiative, to leverage our sovereign and corporate expertise in this rapidly growing region, for our clients in both developed and developing countries.

•	Asset Management – Generally, we have seen increased investor demand across regions and investment platforms. In the short to intermediate term, we expect most of our growth will come from defined benefit and defined contribution plans in the developed economies because of their sheer scope and size. Over the longer term, we expect an increasing share of our AUM to come from the developing economies in Asia, Latin America and the Middle East, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Our global footprint is already well established in the developed economies and we expect our business in the developing economies will continue to expand. Given our globally diversified platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from growth that may occur in the asset management industry. We recently extended the global footprint of our Asset Management business by opening new offices in Zurich and Singapore. We also announced plans to open an office in Dubai. We are continually developing and seeding new investment strategies that extend our existing platforms. Recent examples of growth initiatives include the following investment strategies: Emerging Markets Debt, Core Emerging Markets Equity, Emerging Markets Small Cap Equity, Real Estate, Managed Volatility Strategies and Asian Equities.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value of all completed and announced M&A transactions increased in 2013 compared to 2012, while the number of such transactions decreased as compared to 2012. With respect to the value of announced transactions, the 2013 increase was partially driven by one large transaction. Both the value and number of announced transactions involving deal values greater than $500 million increased in 2013 as compared to 2012.

	Year Ended December 31,
	2013	2012	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$2,601	$2,549	2%
Number	35,945	43,417	(17)%
Deals Greater than $500 million:
Value	1,846	1,704	8%
Number	943	954	(1)%
Announced M&A Transactions:
All deals:
Value	$2,911	$2,679	9%
Number	37,367	43,678	(14)%
Deals Greater than $500 million:
Value	2,065	1,828	13%
Number	1,062	1,012	5%

Source:	Dealogic as of January 6, 2014.

Global restructuring activity during 2013, as measured by the number of corporate defaults, decreased as compared to 2012, and the aggregate value of debt defaults remained low, consistent with the last several years. The number of defaulting issuers decreased slightly to 62 in 2013, according to Moody’s Investors Service, Inc., as compared to 63 in 2012. In the U.S., the number of corporate defaults decreased 30% in 2013 as compared to 2012, while the value of such defaults decreased 17% during the same period.

Asset Management

The percentage change in major equity market indices at December 31, 2013, as compared to such indices at December 31, 2012, and at December 31, 2012, as compared to such indices at December 31, 2011, is shown in the table below.

	Percentage Changes December 31,
	2013 vs. 2012	2012 vs. 2011
MSCI World Index	24%	13%
Euro Stoxx	18%	14%
MSCI Emerging Market	(5)%	15%
S&P 500	30%	13%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM and the nature of the AUM product mix. Accordingly, market movements, foreign currency volatility and changes in our AUM product mix will impact the level of revenues we receive from our Asset Management business when comparing periodic results. A substantial portion of our AUM is invested in equities.

Movements in AUM during the period generally reflect the changes in equity market indices. Our AUM at December 31, 2013 increased 12% versus AUM at December 31, 2012, primarily due to market appreciation. Average AUM for 2013 also increased 12% as compared to average AUM in 2012.

Cost Saving Initiatives

In October 2012, we announced cost saving initiatives which, at that time, were expected to result in approximately $125 million in annual savings from our compensation and non-compensation cost base. We currently expect total annual savings related to the cost saving initiatives to be approximately $160 million, partially offset by investment in our business.

Approximately $120 million of the expected annual savings relate to compensation expense associated with our headcount, and approximately $40 million to non-compensation expense. Through 2013, more than two-thirds of these savings were realized, with the full impact of all the savings expected to be reflected in our 2014 results.

Expenses associated with implementation of the cost saving initiatives were completed in the second quarter of 2013 and were reflected in our financial results. These implementation expenses were approximately: $38 million in the second quarter of 2013; $26 million in the first quarter of 2013; and $103 million in the fourth quarter of 2012, for a total of approximately $167 million.

The cost saving initiatives are intended to improve our profitability with minimal impact on revenue growth. The initiatives include: streamlining our corporate structure and consolidating support functions; realigning our investments into areas with potential for the greatest long-term return; the settlement of certain contractual obligations; reducing occupancy costs; and creating greater flexibility to retain and attract the best people and invest in new growth areas.

See Note 16 of Notes to Consolidated Financial Statements.

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

Lazard’s Asset Management segment principally includes Lazard Asset Management LLC (together with its subsidiaries, “LAM”), LFG and Edgewater. Asset Management net revenue is derived from fees for investment management and advisory services provided to clients. As noted above, the main driver of Asset Management net revenue is the level and product mix of AUM, which is generally influenced by the performance of the global equity markets and, to a lesser extent, fixed income markets as well as Lazard’s investment performance, which impacts its ability to successfully attract and retain assets. As a result, fluctuations (including timing thereof) in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. Asset Management fees are generally based on the level of AUM measured daily, monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations, currency fluctuations, changes in product mix, or net client asset flows will result in a corresponding increase or decrease in management fees. The majority of our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In addition, as Lazard’s AUM includes significant amounts of assets that are denominated in currencies other than U.S. Dollars, changes in the value of the U.S. Dollar relative to foreign currencies will impact the value of Lazard’s AUM. Fees vary with the type of assets managed and the vehicle in which they are managed, with higher fees earned on equity assets and alternative investment funds, such as hedge funds and private equity funds, and lower fees earned on fixed income and cash management products.

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

For private equity funds, incentive fees may be earned in the form of a “carried interest” if profits arising from realized investments exceed a specified threshold. Typically, such carried interest is ultimately calculated on a whole-fund basis and, therefore, clawback of carried interest during the life of the fund can occur. As a result, incentive fees earned on our private equity funds are not recognized until potential uncertainties regarding the ultimate realizable amounts have been determined, including any potential for clawback.

Corporate segment net revenue consists primarily of investment gains and losses on the Company’s “seed investments” related to our Asset Management business, principal investments in private equity funds and “equity method” investments, net of hedging activities, as well as gains and losses on investments held in connection with Lazard Fund Interests and on the extinguishment of debt (to the extent applicable), interest income and interest expense. Corporate net revenue also can fluctuate due to changes in the fair value of investments classified as “trading”, as well as due to changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness.

Although Corporate segment net revenue during 2013 represented (1)% of Lazard’s net revenue, total assets in the Corporate segment represented 56% of Lazard’s consolidated total assets as of December 31, 2013, which are attributable to investments in government bonds and money market funds, fixed income funds, alternative investment funds and other securities, private equity investments, cash and assets associated with LFB.

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

We believe that “awarded compensation and benefits expense” and the ratio of “awarded compensation and benefits expense” to “operating revenue,” both non-U.S. GAAP measures, are the most appropriate measures to assess the actual annual cost of compensation and provide the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years. “Awarded compensation and benefits expense” for a given year is calculated using “adjusted compensation and benefits expense,” also a non-U.S. GAAP measure, as modified by the following items:

•	We deduct amortization expense recorded for U.S. GAAP purposes in each fiscal year associated with the vesting of deferred incentive compensation awards,

•

We add (i) the grant date fair value of the deferred incentive compensation awards granted applicable to the relevant year-end compensation process (i.e. the grant date fair value of deferred incentive awards granted in 2014, 2013 and 2012 related to the 2013, 2012 and 2011 year-end compensation processes, respectively) and (ii) investments in people (i.e. “sign-on” bonuses) and other special deferred incentive awards granted throughout the applicable year, with such amounts in (i) and (ii) reduced by an estimate of future forfeitures of such awards, and

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

Compensation and benefits expense is the largest component of our operating expenses. Our goal is for awarded compensation and benefits expense to rise at a slower rate than operating revenue growth, and if operating revenue declines, awarded compensation and benefits expense should also decline. In addition, we seek to maintain discipline with respect to the rate at which we award deferred compensation. Based on a similar level and mix of revenues from our business as in 2012 and a gradual improvement in the macroeconomic environment, we believe that over the cycle we can attain a ratio of awarded compensation and benefits expense to operating revenue in the mid-to-high-50s percentage range, which for the year ended December 31, 2013 was 58.3%. While we have implemented initiatives, including the cost saving initiatives announced in October 2012 (see “Cost Saving Initiatives” above and Note 16 of Notes to Consolidated Financial Statements), that we believe will assist us in attaining a ratio within this range, there can be no guarantee that such a ratio will be attained or that our policies or initiatives will not change in the future. We may benefit from pressure on compensation costs within the financial services industry in future periods; however, increased competition for senior professionals, changes in the macroeconomic environment or the financial markets generally, lower operating revenue resulting from, for example, a decrease in M&A activity, our share of the M&A market, AUM levels and/or changes in the mix of revenues from our businesses or various other factors could prevent us from attaining this goal.

Lazard’s operating expenses also include “non-compensation expense” which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and other expenses. In 2013, non-compensation expense also included the implementation of the cost saving initiatives and expenses related to the refinancing of the 7.125% senior notes due 2015 (the “2015 Notes”) and the issuance of $500 million of 4.25% senior notes maturing in 2020 (the “2020 Notes”) (see Note 11 of Notes to Consolidated Financial Statements). In 2012, non-compensation expense included the implementation of the cost saving initiatives, and the relevant portion of the expense relating to the staff reductions. For all periods, the amortization of intangible assets related to acquisitions pertains primarily to the acquisition of Edgewater.

We believe that “adjusted non-compensation expense,” a non-U.S. GAAP measure, provides a more meaningful basis for assessing our operating results. For calculations with respect to “adjusted non-compensation expense” see the table under “Consolidated Results of Operations” below.

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

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)

Net Revenue	$1,985,352	$1,912,448	$1,829,512

Operating Expenses:
Compensation and benefits	1,278,534	1,351,129	1,168,945
Non-compensation	479,897	429,075	413,153
Amortization of intangible assets related to acquisitions	10,114	8,359	11,915

Total operating expenses	1,768,545	1,788,563	1,594,013

Operating Income	216,807	123,885	235,499
Provision for income taxes	51,693	31,100	44,940

Net Income	165,114	92,785	190,559
Less – Net Income Attributable to Noncontrolling Interests	4,902	8,476	15,642

Net Income Attributable to Lazard Ltd	$160,212	$84,309	$174,917

Operating Income, as a % of Net Revenue	10.9%	6.5%	12.9%

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

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Operating Revenue
Net revenue	$1,985,352	$1,912,448	$1,829,512
Add (deduct):
Other interest expense (a)	78,148	80,029	86,200
Revenue related to noncontrolling interests (b)	(15,115)	(14,104)	(16,696)
Gain on the repurchase of subordinated promissory note (c)	–	–	(18,171)
(Gains) losses on investments pertaining to Lazard Fund Interests (d)	(14,099)	(7,557)	3,024

Operating revenue	$2,034,286	$1,970,816	$1,883,869

(a)	Interest expense (excluding interest expense incurred by LFB) is added back in determining operating revenue because such expense is not considered to be a cost directly related to the revenue of our business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount.
(c)	Gain related to the repurchase of the Company’s subordinated promissory note is excluded because of the non-operating nature of such transaction.
(d)	Changes in the fair value of investments held in connection with Lazard Fund Interests and other similar deferred compensation arrangements that correspond to changes in the value of the related compensation liability, which is recorded within compensation and benefits expense, are excluded.

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Compensation and Benefits Expense
Total compensation and benefits expense	$1,278,534	$1,351,129	$1,168,945
Deduct:
Charges pertaining to staff reductions (a)	–	(21,754)	–
Cost saving initiatives (a)	(51,399)	(99,987)	–
Noncontrolling interests (b)	(4,232)	(4,040)	(3,740)
Private equity incentive compensation (c)	(12,203)	–	–
(Charges) credits pertaining to Lazard Fund Interests (d)	(14,099)	(7,557)	3,024

Adjusted compensation and benefits expense	1,196,601	1,217,791	1,168,229
Deduct – amortization of incentive compensation awards	(297,607)	(334,796)	(289,366)

Total adjusted cash compensation and benefits expense (e)	898,994	882,995	878,863
Add:
Year-end deferred incentive compensation awards (f)	291,007	272,391	282,418
Sign-on and other special incentive awards (g)	22,107	42,088	39,941
Deduct – adjustment for estimated forfeitures (h)	(27,270)	(27,360)	(28,045)
Other adjustments (i)	1,908	1,354	(4,620)

Awarded compensation and benefits expense	$1,186,746	$1,171,468	$1,168,557

Adjusted compensation and benefits expense, as a % of Operating Revenue	58.8%	61.8%	62.0%

Awarded compensation and benefits expense, as a % of Operating Revenue	58.3%	59.4%	62.0%

(a)	Represents expenses pertaining to the first quarter 2012 staff reductions and the cost saving initiatives announced in October 2012, as applicable, for (i) severance costs and benefit payments; (ii) the acceleration of unrecognized amortization expense of deferred incentive compensation previously granted to individuals whose employment was terminated; and (iii) the settlement of certain contractual obligations.
(b)	Expenses related to the consolidation of noncontrolling interests are excluded because, as is the case with operating revenue, Lazard has no economic interest in such amounts.
(c)	Incentive compensation expense pertaining to private equity transactions for which revenue may be recognized in the future is excluded in order to more closely align the timing of the recognition of such expense to the timing of the recognition of the related revenue.
(d)	Changes in fair value of the derivative compensation liability recorded in connection with Lazard Fund Interests and other similar deferred compensation arrangements are excluded because such amounts correspond to the changes in the fair value of the underlying investments, which are excluded from operating revenue.
(e)	Includes base salaries and benefits of $530,454, $515,822 and $506,490 for 2013, 2012 and 2011, respectively, and cash incentive compensation of $368,540, $367,173 and $372,373 for the respective years.
(f)	Grant date fair value of deferred incentive compensation awards applicable to the relevant year-end compensation process (e.g. grant date fair value of deferred incentive awards granted in 2014, 2013 and 2012 related to the 2013, 2012 and 2011 year-end compensation processes, respectively).
(g)	Represents deferred incentive compensation awards that are granted outside the year-end compensation process, and includes investments in people (e.g. “sign-on” bonuses).
(h)	An estimate, based on historical experience and future expectations, for future forfeitures of the deferred portion of such awards in order to present awarded compensation and benefits expense on a similar basis to that under U.S. GAAP, which also considers estimated forfeitures.
(i)	Represents an adjustment to the year-end foreign exchange “spot” rate from the full year average rate for year- end incentive compensation awards.

	Year Ended December 31,
	2013	2012	2011
Adjusted Non-Compensation Expense
Total non-compensation expense	$479,897	$429,075	$413,153
Deduct:
Noncontrolling interests (a)	(1,993)	(2,558)	(2,008)
Charges pertaining to staff reductions (b)	–	(2,905)	–
Cost saving initiatives (b)	(13,304)	(2,589)	–
Charges pertaining to senior debt refinancing (c)	(54,087)	–	–
Provision relating to U.K. lease (d)	–	–	(5,539)
Provision relating to LAI option (d)	–	–	(5,500)
Adjustment related to the provision pursuant to the tax receivable agreement (“TRA”)	(1,249)	–	(429)

Adjusted non-compensation expense	$409,264	$421,023	$399,677

Adjusted non-compensation expense, as a % of Operating Revenue	20.1%	21.4%	21.2%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because, as is the case with operating revenue, the Company has no economic interest in such amounts.
(b)	Non-compensation costs in 2013 and 2012 associated with the cost saving initiatives and the first quarter 2012 staff reductions are excluded to enhance comparability of adjusted non-compensation expense between present, historical and future periods.
(c)	Charges pertaining to the refinancing of the 2015 Notes and the issuance of the 2020 Notes are excluded because of the non-operating nature of such transactions. See “—Liquidity and Capital Resources—Financing Activities.”
(d)	These charges are excluded due to the non-recurring nature of such items and to enhance comparability of adjusted non-compensation expense between present, historical and future periods (see Notes 12 and 19 of Notes to Consolidated Financial Statements).

	Year Ended December 31,
	2013	2012	2011
Earnings From Operations
Operating revenue	$2,034,286	$1,970,816	$1,883,869
Deduct:
Adjusted compensation and benefits expense	(1,196,601)	(1,217,791)	(1,168,229)
Adjusted non-compensation expense	(409,264)	(421,023)	(399,677)

Earnings from operations	$428,421	$332,002	$315,963

Earnings from operations, as a % of Operating Revenue	21.1%	16.8%	16.8%

Certain additional key ratios and headcount information are set forth below:

	Year Ended December 31,
	2013	2012	2011
As a % of Net Revenue, by Revenue Category:
Investment banking and other advisory fees	49%	54%	53%
Money management fees	50	45	47
Interest income	–	1	1
Other	5	4	4
Interest expense	(4)	(4)	(5)

Net Revenue	100%	100%	100%

See Note 21 of Notes to Consolidated Financial Statements for additional financial information on a geographic basis.

	As Of December 31,
	2013(a)	2012	2011
Headcount:
Managing Directors:
Financial Advisory	132	151	140
Asset Management	72	75	71
Corporate	15	14	11

Total Managing Directors	219	240	222
Other Employees:
Business segment professionals	1,082	1,108	1,092
All other professionals and support staff	1,102	1,165	1,197

Total	2,403	2,513	2,511

(a)	As of December 31, 2013, the headcount reductions relating to the cost saving initiatives were substantially complete. Such reductions have been partially offset by additional investments and, in the case of managing directors, by promotions.

Operating Results

Year Ended December 31, 2013 versus December 31, 2012

The Company reported net income attributable to Lazard Ltd in 2013 of $160 million, as compared to net income of $84 million in 2012. The changes in the Company’s operating results during these years are described below.

Net revenue in 2013 increased $73 million, or 4%, with operating revenue increasing $63 million, or 3%, as compared to 2012. Fee revenue from investment banking and other advisory activities decreased $67 million, or 6%, primarily due to decreases in Restructuring revenue and M&A and Other Advisory fees. The decline in Restructuring revenue was attributable to the closing of several large assignments during 2012, and was consistent with the industry-wide low level of corporate restructuring activity. The decrease in M&A and Other Advisory fee revenue was primarily due to a lower number of completed transactions involving fees greater than $1 million in 2013 as compared to 2012, which included significant fees related to Sovereign Advisory and reflected a higher level of activity in our Lazard Middle Market business. Money management fees, including incentive fees, increased $136 million, or 16%, principally reflecting a $18 billion, or 12%, increase in average AUM as compared to 2012. In the aggregate, interest income, other revenue and interest expense reflected an increase in net revenue of $4 million as compared to 2012. Such increase was primarily due to higher transaction based commission revenue as a result of increased market activity in 2013, and a decrease in interest expense as a result of the refinancing of the 2015 Notes.

Compensation and benefits expense in 2013 decreased $73 million, or 5%, compared to 2012, and included a $51 million charge related to the cost saving initiatives and a $12 million charge related to private equity incentive compensation, as compared to an aggregate $122 million charge related to the cost saving initiatives and staff reductions in 2012.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between years, as described above), was $1.197 billion in 2013, a decrease of $21 million, or 2%, when compared to $1.218 billion in 2012, primarily driven by lower headcount related to the cost saving initiatives and, as described below, reduced amortization expense related to 2008 deferred compensation (the “2008 grant”). The ratio of adjusted compensation and benefits expense to operating revenue was reduced to

58.8% for 2013, as compared to 61.8% for 2012, despite a 3% increase in operating revenue in 2013. Awarded compensation and benefits expense in 2013 was $1.187 billion, an increase of $16 million, or 1%, when compared to $1.171 billion in 2012. The ratio of awarded compensation and benefits expense to operating revenue was reduced to 58.3% for 2013, as compared to 59.4% for 2012. The grant date fair value of year-end deferred incentive awards for 2013 was $291 million, representing a $19 million, or 7%, increase compared to 2012. As described above, when analyzing compensation and benefits expense on a full year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years.

The amortization of deferred incentive compensation awards related to 2010, 2011 and 2012 was $298 million for 2013, a decrease of $37 million as compared to $335 million for 2012. The lower level of amortization expense was primarily attributable to the 2008 grant. The 2008 grant had a comparatively longer, four-year vesting period and, together with compensation awards related to 2009, 2010 and 2011 deferred compensation, affected amortization expense for the full year of 2012. The 2008 grant was fully vested on March 1, 2013.

Non-compensation expense in 2013 increased $51 million, or 12%, as compared to 2012 and included a charge of $13 million related to the cost saving initiatives and $54 million related to the refinancing of the 2015 Notes and the issuance of the 2020 Notes, as compared to an aggregate charge of $5 million related to the cost saving initiatives and staff reductions in 2012. When excluding such charges, as well as non-compensation costs relating to noncontrolling interests, adjusted non-compensation expense in 2013 decreased $11 million, or 3%, as compared to 2012, primarily due to decreases in (i) marketing and business development expense associated with lower expenses for travel and other business development and (ii) technology expense for telecommunications and market data, all primarily attributable to the cost saving initiatives. Other contributing factors were reduced deal-related costs, which were higher in 2012 as a result of transactions that closed during that period. Such decreases were partially offset by increased investments in technology, and higher mutual fund servicing fees primarily related to the increase in higher average AUM. The ratio of adjusted non-compensation expense to operating revenue was 20.1% in 2013 versus 21.4% in 2012.

Amortization of intangible assets increased $2 million, as compared to 2012.

Operating income in 2013 (including the charges relating to the cost saving initiatives, private equity incentive compensation and the refinancing of the 2015 Notes of $64 million, $12 million and $54 million, respectively) increased $93 million, or 75%, as compared to 2012 (including the charges relating to the cost saving initiatives and staff reductions of $103 million and $25 million, respectively, in 2012). Operating income, as a percentage of net revenue, was 10.9%, as compared to 6.5% in 2012.

Earnings from operations increased $96 million, or 29%, when compared to 2012, and, as a percentage of operating revenue, was 21.1% in 2013, as compared to 16.8% in 2012.

The provision for income taxes increased $21 million, or 66%, when compared to 2012, and reflected an effective tax rate of 23.8%, as compared to 25.1% for 2012. The decrease in the effective tax rate is primarily reflective of the change in the geographic mix of earnings (see Note 17 of Notes to Consolidated Financial Statements for additional information).

Net income attributable to noncontrolling interests decreased $4 million in 2013.

Year Ended December 31, 2012 versus December 31, 2011

The Company reported net income attributable to Lazard Ltd in 2012 of $84 million, as compared to net income of $175 million in 2011. The changes in the Company’s operating results during these years are described below.

Net revenue in 2012 increased $83 million, or 5%, with operating revenue increasing $87 million, or 5%, respectively, as compared to 2011. Fee revenue from investment banking and other advisory activities increased

$69 million, or 7%, primarily due to an increase in M&A and Other Advisory fees, partially offset by a decrease in Restructuring fees. The increase in M&A and Other Advisory fee revenue was primarily driven by the strong performance of Lazard Middle Market and the overall breadth and volume of our global M&A and Sovereign Advisory businesses. Higher fees were earned from our top 10 clients during 2012, reflecting the closing of several significant M&A and Sovereign Advisory transactions. The decrease in Restructuring fee revenue was generally in line with the industry-wide low level of corporate restructuring activity. Money management fees decreased $1 million during 2012. In the aggregate, interest income, other revenue and interest expense reflected an increase in net revenue of $15 million as compared to 2011. Such increase was principally due to increases in investment income (including a gain relating to the increase in market value of investments underlying Lazard Fund Interests, that correspond to changes in the related compensation and benefits expense for awards expected to vest), that was partially offset by decreases in other revenue due to the $18 million gain on the repurchase of the Company’s subordinated promissory note in 2011, as well as decreases in referral fees from LFCM Holdings and commissions.

Compensation and benefits expense in 2012 increased $182 million, or 16%, compared to 2011, which, in part, reflected a $22 million first quarter 2012 charge associated with staff reductions and a fourth quarter 2012 charge of $100 million related to the cost saving initiatives. Such charges primarily relate to severance costs and benefit payments, with $8 million and $22 million of the respective charges relating to the acceleration of unrecognized amortization expense of deferred incentive compensation previously granted to individuals being terminated. Amortization expense of previously granted deferred incentive compensation awards related to the 2008 grant, which, as described above, had a comparatively longer, four year vesting period, also contributed to the increase.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between years, as described above), was $1.218 billion in 2012, an increase of $50 million, or 4%, when compared to $1.168 billion in 2011. The ratio of adjusted compensation and benefits expense to operating revenue was reduced to 61.8% for 2012 as compared to 62.0% for 2011, despite the 5% increase in operating revenue during the same period. In 2012, amortization expense relating to the 2008 Grant represented approximately 2.0% of operating revenue. Awarded compensation and benefits expense in 2012 of $1.171 billion remained substantially unchanged when compared to $1.169 billion for 2011, despite the 5% increase in operating revenue during the same period. The ratio of awarded compensation and benefits expense to operating revenue was reduced to 59.4% in 2012 as compared to 62.0% for 2011. The grant date fair value of year-end deferred incentive compensation awards for 2012 was $272 million, representing a $10 million, or 4%, decrease compared to 2011.

Amortization of deferred incentive compensation awards, excluding the above-mentioned charges of $8 million and $22 million relating to the first quarter 2012 staff reductions and fourth quarter 2012 cost saving initiatives, respectively, was $335 million in 2012, as compared to $289 million in 2011. Amortization expense during 2012 included approximately $40 million related to the 2008 grant, which had a four year vesting period, and was the only outstanding grant with a vesting period in excess of three years.

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

The provision for income taxes decreased $14 million, or 31%, when compared to 2011, and reflected an effective tax rate of 25.1% as compared to 19.1% for 2011. The increase in the effective tax rate was primarily reflective of the geographic mix of earnings (see Note 17 of Notes to Consolidated Financial Statements for additional information).

Net income attributable to noncontrolling interests decreased $7 million in 2012 due to a lower level of income and a decrease in the level of noncontrolling ownership interest.

Business Segments

The following is a discussion of net revenue and operating income for the Company’s segments - Financial Advisory, Asset Management and Corporate. Each segment’s operating expenses include (i) compensation and benefits expenses that are incurred directly in support of the segment and (ii) other operating expenses, which include directly incurred expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourcing, and indirect support costs (including compensation and benefits expense and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, information technology, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistical drivers such as revenue, headcount, square footage and other factors.

Financial Advisory

The following tables summarize the reported operating results attributable to the Financial Advisory segment:

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)
M&A and Other Advisory	$768,790	$792,928	$700,539
Capital Raising	78,916	73,403	93,825

Total Strategic Advisory	847,706	866,331	794,364
Restructuring	132,871	182,759	197,743

Net Revenue	980,577	1,049,090	992,107
Operating Expenses (a)	959,668	1,057,620	929,688

Operating Income (Loss)	$20,909	$(8,530)	$62,419

Operating Income (Loss), As A Percentage Of Net Revenue	2.1%	(0.8)%	6.3%

(a)	Includes, in 2013 and 2012, $47,779 and $77,532, respectively, associated with the implementation of the cost saving initiatives. All years include indirect support costs (including compensation and benefits expense and other operating expenses related thereto).

Net revenue trends in Financial Advisory for M&A and Other Advisory and Restructuring are generally correlated to the level of completed industry-wide M&A transactions and restructuring transactions occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in non-public or sovereign advisory assignments. For example, the industry statistics for global M&A transactions described above reflect a 2% increase in the value of all completed transactions in 2013 as compared to 2012, but a 17% decrease in the number of all completed transactions in 2013 as compared to 2012. For M&A deals with values greater than $500 million, the value of completed transactions in 2013 increased 8% as compared to 2012, while the number of such deals decreased 1% as compared to 2012. Our M&A and Other Advisory revenue (which includes Sovereign and Capital Advisory revenue) decreased 3% in 2013 as compared to 2012.

Certain Lazard fee and transaction statistics are set forth below:

	Year Ended December 31,
	2013	2012	2011
Lazard Statistics:
Number of clients with fees greater than $1 million:
Total Financial Advisory	235	255	241
M&A and Other Advisory	180	190	166
Percentage of total Financial Advisory net revenue from top 10 clients (a)	19%	18%	14%
Number of M&A transactions completed with values greater than $1 billion (b)	44	44	59

(a)	No individual client constituted more than 10% of our Financial Advisory segment net revenue in the years ended December 31, 2013, 2012 or 2011.
(b)	Source: Dealogic as of January 6, 2014.

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

	Year Ended December 31,
	2013	2012	2011
United States	61%	58%	55%
Europe	34	34	38
Rest of World	5	8	7

Total	100%	100%	100%

The Company’s managing directors and many of its professionals have significant experience, and many of them are able to use this experience to advise on M&A, strategic advisory matters and restructuring transactions, depending on clients’ needs. This flexibility allows Lazard to better match its professionals with the counter-cyclical business cycles of mergers and acquisitions and restructurings. While Lazard measures revenue by practice area, Lazard does not separately measure the costs or profitability of M&A services as compared to restructuring services. Accordingly, Lazard measures performance in its Financial Advisory segment based on overall segment operating revenue and operating income margins.

Financial Advisory Results of Operations

Year Ended December 31, 2013 versus December 31, 2012

Total Strategic Advisory net revenue, representing fees from our M&A and Other Advisory and Capital Raising businesses, decreased $19 million, or 2%, and Restructuring revenue decreased $50 million, or 27%, as compared to 2012.

M&A and Other Advisory revenue decreased $24 million, or 3%, while Capital Raising revenue increased by $5 million, or 8%, as compared to 2012. The decrease in M&A and Other Advisory revenue was primarily due to a decrease in the number of M&A and Other Advisory transactions involving fees greater than $1 million. Our major clients, which in the aggregate represented 25% of our M&A and Other Advisory revenue for 2013, included 3G Capital, Ameristar Casinos, Amgen, Anheuser-Busch InBev, Cerberus Capital Management, D.E Master Blenders 1753, EADS, Independent Committee of Independent Non-Executive Directors of Eurasian Natural Resources Corporation, NV Energy, Piraeus Bank, Rockwood and Tenet Healthcare.

Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings, distressed asset sales and advice on complex on- and off-balance sheet assignments, the timing of which may not correspond to industry announced defaults. The decrease in Restructuring revenue reflected the closing of several large assignments in 2012. Our major clients, which in the aggregate represented 25% of our revenue in 2013, included Allied Pilots Association, Eastman Kodak and Exide Technologies.

Operating expenses decreased $98 million, or 9%, as compared to 2012, and included a $47 million charge in 2013 and a $78 million charge in 2012 related to the cost saving initiatives. Excluding such charge, operating expenses decreased $68 million, or 7%. The primary contributors to the decrease were lower compensation and benefits expense due to lower operating revenue, headcount reductions related to the cost saving initiatives, reductions in amortization expense associated with deferred compensation awards, decreased travel and communications expense related to the cost saving initiatives and lower deal-related costs as a result of transactions that closed in 2013 as compared to 2012.

Financial Advisory operating income in 2013 was $21 million (including the impact of the $47 million charge related to the cost saving initiatives), an increase of $29 million as compared to operating loss of $9 million (including the impact of the $78 million charge related to the cost saving initiatives) in 2012 and, as a percentage of net revenue, was 2.1% as compared to (0.8)% in 2012. Excluding the impact of such charges in 2013 and 2012, operating income in 2013 was $68 million, or 7% of net revenue, and was substantially unchanged as compared to operating income in 2012.

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

Asset Management

The following table shows the composition of AUM for the Asset Management segment (see Item 1. “Business—Principal Business Lines—Asset Management—Investment Strategies”):

	As of December 31,
	2013	2012	2011
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$47,450	$44,623	$34,988
Global	35,521	36,247	32,179
Local	31,232	30,890	29,028
Multi-Regional	39,859	26,411	20,167

Total Equity	154,062	138,171	116,362

Fixed Income:
Emerging Markets	9,048	5,154	1,457
Global	3,164	3,035	2,351
Local	3,507	3,549	3,107
Multi-Regional	11,155	10,980	10,835

Total Fixed Income	26,874	22,718	17,750

Alternative Investments	4,690	4,600	5,349
Private Equity	1,151	1,398	1,486
Cash Management	147	173	92

Total AUM	$186,924	$167,060	$141,039

Total AUM at December 31, 2013 was $187 billion, an increase of $20 billion, or 12%, as compared to total AUM of $167 billion at December 31, 2012, primarily due to market appreciation. Average AUM for the year ended December 31, 2013 was 12% higher than that for 2012.

As of December 31, 2013, approximately 90% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 10% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, and was substantially unchanged from the corresponding percentages at December 31, 2012.

As of December 31, 2013, AUM denominated in foreign currencies represented approximately 63% of our total AUM, as compared to 62% at December 31, 2012. Foreign denominated AUM generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$138,171	$26,518	$(31,597)	$(5,079)	$25,495	$(4,525)	$154,062
Fixed Income	22,718	6,725	(3,318)	3,407	389	360	26,874
Other	6,171	1,063	(1,325)	(262)	270	(191)	5,988

Total	$167,060	$34,306	$(36,240)	$(1,934)	$26,154	$(4,356)	$186,924

Inflows in the Equity asset class were primarily attributable to the Emerging Markets and Multi-Regional platforms, and inflows in the Fixed Income asset class were primarily attributable to the Emerging Markets platform. Outflows in the Equity asset class were primarily attributable to the Global and Local equity platforms, and outflows in the Fixed Income asset class were primarily attributable to the Multi-Regional platform.

	Year Ended December 31, 2012
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$116,362	$19,995	$(19,616)	$379	$21,475	$(45)	$138,171
Fixed Income	17,750	6,649	(3,033)	3,616	1,058	294	22,718
Other	6,927	699	(1,953)	(1,254)	475	23	6,171

Total	$141,039	$27,343	$(24,602)	$2,741	$23,008	$272	$167,060

	Year Ended December 31, 2011
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$131,300	$17,513	$(19,765)	$(2,252)	$(9,932)	$(2,754)	$116,362
Fixed Income	17,144	4,481	(3,664)	817	274	(485)	17,750
Other	6,893	2,120	(1,733)	387	(95)	(258)	6,927

Total	$155,337	$24,114	$(25,162)	$(1,048)	$(9,753)	$(3,497)	$141,039

As of February 21, 2014, AUM was $185.2 billion, a $1.7 billion decrease since December 31, 2013. The decrease in AUM was due to market and foreign exchange depreciation of $2.8 billion, partially offset by net inflows of $1.1 billion.

Average AUM for the years ended December 31, 2013, 2012 and 2011 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Years Ended December 31,
	2013	2012	2011
	($ in millions)
Average AUM by Asset Class:
Equity	$143,923	$128,357	$126,710
Fixed Income	23,850	20,697	18,069
Alternative Investments	4,569	4,960	5,782
Private Equity	1,232	1,420	1,409
Cash Management	128	115	102

Total Average AUM	$173,702	$155,549	$152,072

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Revenue:
Management Fees	$903,956	$806,044	$818,038
Incentive Fees	78,342	43,661	26,245
Other Income	56,832	46,555	53,118

Net Revenue	1,039,130	896,260	897,401
Operating Expenses (a)	704,045	659,502	628,945

Operating Income	$335,085	$236,758	$268,456

Operating Income, as a Percentage of Net Revenue	32.2%	26.4%	29.9%

(a)	In 2013 and 2012, includes $235 and $12,789, respectively, associated with the implementation of the cost saving initiatives, and in 2013, $12,203 relating to private equity compensation. All years include indirect support costs (including compensation and benefits expense and other operating expenses related thereto).

Our top ten clients accounted for 24%, 23% and 22% of our total AUM at December 31, 2013, 2012 and 2011, respectively, and no individual client constituted more than 10% of our Asset Management segment net revenue during any of the respective years.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Year Ended December 31,
	2013	2012	2011
United States	62%	63%	60%
Europe	28	26	29
Rest of World	10	11	11

Total	100%	100%	100%

Asset Management Results of Operations

Year Ended December 31, 2013 versus December 31, 2012

Asset Management net revenue increased $143 million, or 16%, as compared to 2012. Management fees increased $98 million, or 12%, as compared to 2012, reflecting an $18 billion, or 12%, increase in average AUM. Incentive fees increased $35 million, or 79%, as compared to 2012, primarily due to fees related to traditional investment products and to a lesser extent, alternative investment products. Other revenue increased $10 million, or 22%, as compared to 2012, primarily due to higher transaction based commission revenue as a result of increased market activity.

Operating expenses increased $45 million, or 7%, as compared to 2012, primarily due to an increase in compensation and benefits expense related to the increase in operating revenue, an increase in mutual fund servicing fees related to the growth in AUM and increased amortization of intangible assets related to Edgewater.

Asset Management operating income in the 2013 period was $335 million, an increase of $98 million (including the impact of the $0.2 million charge relating to the cost saving initiatives and the $12 million charge pertaining to private equity incentive compensation), or 42%, compared to operating income of $237 million (including the impact of the $13 million charge related to the cost saving initiatives) in 2012 and, as a percentage of net revenue, was 32.2%, compared to 26.4% in 2012. Excluding the impact of such charges, operating income in 2013 was $347 million, an increase of $97 million, or 39%, as compared to operating income of $250 million in 2012.

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

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Interest Income	$3,178	$3,714	$6,319
Interest Expense	(79,373)	(81,515)	(87,981)

Net Interest (Expense)	(76,195)	(77,801)	(81,662)
Other Revenue	41,840	44,899	21,666

Net Revenue (Expense)	(34,355)	(32,902)	(59,996)
Operating Expenses (a)	104,832	71,441	35,380

Operating Loss	$(139,187)	$(104,343)	$(95,376)

(a)	Includes (i) in 2013 and 2012, $16,689 and 12,255, respectively, associated with the implementation of the cost saving initiatives, (ii) in 2013, $54,087 relating to the refinancing of the 2015 Notes and the issuance of the 2020 Notes and (iii) in 2012, $24,659 relating to the staff reductions.

Corporate Results of Operations

Year Ended December 31, 2013 versus December 31, 2012

Net interest expense decreased $2 million, or 2%, compared to 2012, primarily due to the refinancing of the 2015 Notes.

Other revenue decreased $3 million, or 7%, compared to 2012, primarily due to decreased investment income.

Operating expenses increased $33 million, or 47%, compared to 2012, and included (i) in 2013 and 2012, charges of $17 million and $12 million, respectively, associated with the cost saving initiatives, (ii) in 2013, a charge of $54 million pertaining to the refinancing of the 2015 Notes, and (iii) in 2012, a charge of $25 million related to staff reductions. Excluding the impact of such charges in both periods, operating expenses in 2013 remained substantially unchanged compared to 2012.

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

Operating expenses in 2012 (including the $25 million charge in the first quarter of 2012 relating to staff reductions and a fourth quarter 2012 charge aggregating $12 million related to the cost saving initiatives) increased $36 million. Excluding the impact of such charges, as well as aggregate charges of $11 million in 2011 relating to the Company’s leased facilities in the U.K. and the write-off of the capitalized costs relating to the Company’s option to acquire the fund management activities of LAI, operating expenses in 2012 increased $11 million, or 42%, as compared to 2011, primarily relating to (i) occupancy costs, as a result of our amended lease and associated build-out costs of our Rockefeller Center facility, (ii) compensation and benefits expense, including an increase in expense associated with Lazard Fund Interests and (iii) technology costs.

Cash Flows

The Company’s cash flows are influenced primarily by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to shareholders, payments of incentive compensation to managing directors and employees and purchases of Class A common stock. Cash flows also were affected in 2013 by the refinancing of the 2015 Notes and the issuance of the 2020 Notes. M&A and Other Advisory and Asset Management fees are generally collected within 60 days of billing, while Restructuring fee collections may extend beyond 60 days, particularly those that involve bankruptcies with court-ordered holdbacks. Fees from our Private Fund Advisory activities are generally collected over a four-year period from billing and typically include an interest component.

The Company makes cash payments for, or in respect of, a significant portion of its incentive compensation during the first three months of each calendar year with respect to the prior year’s results. In addition, during 2013 and 2012, the Company made cash payments, including severance payments, associated with the cost saving initiatives (see “Cost Saving Initiatives” above and Note 16 of Notes to Consolidated Financial Statements). The Company also paid a special dividend in each of 2013 and 2012 and, in 2012, the Company accelerated the payment of its fourth quarter dividend.

Summary of Cash Flows:

	Year Ended December 31,
	2013	2012
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$165.1	$92.8
Adjustments to reconcile net income to net cash provided by operating activities (a)	420.1	395.6
Other operating activities (b)	(58.5)	(6.5)

Net cash provided by operating activities	526.7	481.9

Investing activities	(54.5)	(84.9)
Financing activities (c)	(487.1)	(563.2)
Effect of exchange rate changes	6.2	12.6

Net Decrease in Cash and Cash Equivalents	(8.7)	(153.6)
Cash and Cash Equivalents:
Beginning of Year	850.2	1,003.8

End of Year	$841.5	$850.2

(a)	Consists of the following:

	Year Ended December 31,
	2013	2012
	($ in millions)

Depreciation and amortization of property	$34.8	$30.9
Amortization of deferred expenses, share based incentive compensation and interest rate hedge	310.0	360.8
Deferred tax provision (benefit)	14.4	(4.5)
Amortization of intangible assets related to acquisitions	10.1	8.4
Loss on extinguishment of debt	50.8	–

Total	$420.1	$395.6

(b)	Includes net changes in operating assets and liabilities.
(c)	Consists primarily of purchases of shares of Class A common stock, tax withholdings related to the settlement of vested restricted stock units (“RSUs”), Class A common stock dividends and distributions to noncontrolling interest holders, and activity relating to borrowings, including, in 2013, the refinancing of the 2015 Notes and issuance of the 2020 Notes.

Liquidity and Capital Resources

The Company’s liquidity and capital resources are derived from operating activities, financing activities and equity offerings.

Operating Activities

Net revenue, operating income and cash receipts fluctuate significantly between periods. In the case of Financial Advisory, fee receipts are generally dependent upon the successful completion of client transactions, the occurrence and timing of which is irregular and not subject to Lazard’s control.

Liquidity is significantly impacted by cash payments for, or in respect of, incentive compensation, a significant portion of which are made during the first three months of the year. As a consequence, cash on hand generally declines in the beginning of the year and gradually builds over the remainder of the year. We also pay certain tax advances during the year on behalf of our managing directors, which serve to reduce their respective incentive compensation payments. We expect this seasonal pattern of cash flow to continue. During 2013 and 2012, liquidity also was impacted by cash payments, including severance payments, associated with the cost saving initiatives (see “Cost Saving Initiatives” above and Note 16 of Notes to Consolidated Financial Statements).

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of Class A common stock and Lazard Group common membership interests and matters relating to liquidity and to compliance with regulatory net capital requirements. At December 31, 2013, Lazard had approximately $841 million of cash, with such amount including approximately $422 million held at Lazard’s operations outside the U.S. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from its foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of December 31, 2013, Lazard had approximately $258 million in unused lines of credit available to it, including a $150 million, three-year, senior revolving credit facility with a group of lenders that expires in September 2015 (the “Credit Facility”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $48 million (at December 31, 2013 exchange rates) and Edgewater of $55 million. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

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

Financing Activities

The table below sets forth our corporate indebtedness as of December 31, 2013 and 2012. The agreements with respect to this indebtedness are discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Maturity Date	As of December 31,		Increase (Decrease)
		2013	2012
		($ in millions)
Senior Debt:
7.125%	2015	$–	$528.5	$(528.5)
6.85%	2017	548.4	548.4	–
4.25%	2020	500.0	–	500.0

Total Senior Debt		$1,048.4	$1,076.9	$(28.5)

During the fourth quarter of 2013, the Company completed a refinancing of the 2015 Notes by issuing a tender and redemption notice for the 2015 Notes and by issuing the 2020 Notes. The transactions resulted in a total refinancing pre-tax loss of $54 million, including the premium for tender or redemption, the recognition of unamortized issuance costs, the recognition of the unamortized amount of the interest rate hedge related to the 2015 Notes and a loss on an interest rate hedge relating to the 2020 Notes.

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is due to the lending bank group, the Credit Facility includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended December 31, 2013, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.63 to 1.00 and its Consolidated Interest Coverage Ratio being 9.51 to 1.00. In any event, no amounts were outstanding under the Credit Facility as of December 31, 2013.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At December 31, 2013, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 11 of Notes to Consolidated Financial Statements for additional information regarding senior and subordinated debt.

Stockholders’ Equity

At December 31, 2013, total stockholders’ equity was $630 million, as compared to $652 million and $867 million at December 31, 2012 and 2011, respectively, including $560 million, $570 million and $726 million attributable to Lazard Ltd on the respective dates. A summary of activity in stockholders’ equity during the years ended December 31, 2013 and 2012 is reflected in the table below:

	Year Ended December 31,
	2013	2012
	($ in millions)
Stockholders’ Equity—Beginning of Year	$652	$867

Increase (decrease) due to:
Net income	165	93
Other comprehensive loss	(22)	(19)
Amortization of share-based incentive compensation	236	310
Purchase of Class A common stock	(132)	(354)
Settlement of share-based incentive compensation (a)	(132)	(73)
Class A common stock dividends	(122)	(135)
Distributions to noncontrolling interests, net	(14)	(26)
Other—net	(1)	(11)

Stockholders’ Equity—End of Year	$630	$652

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares. The amount of such settlements was $132 million and $45 million for the years ended December 31, 2013 and December 31, 2012, respectively. For the year ended December 31, 2012 this amount includes a conversion of certain share-based awards of $27 million to a liability.

The Board of Directors of the Company has issued a series of authorizations to repurchase Class A common stock and Lazard Group common membership interests, which help offset the dilutive effect of our share-based incentive compensation plans. During a given year Lazard intends to repurchase at least as many shares as it expects to ultimately issue pursuant to such compensation plans in respect of year-end incentive compensation attributable to the prior year. Purchases with respect to such program are set forth in the table below:

	Number of Shares/Common Membership Interests Purchased	Average Price Per Share/Common Membership Interest
Years Ending December 31:
2011	6,135,189	$33.39
2012	12,817,196	$27.66
2013	3,488,101	$37.98

As of December 31, 2013, a total of $122 million of share repurchase capacity remained available under the authorizations, of which $22 million and $100 million will expire on December 31, 2014 and 2015, respectively.

The Company plans to continue to deploy excess cash and may do so in a variety of ways, which may include repurchasing outstanding shares of Class A common stock, paying dividends to stockholders and repurchasing its outstanding debt.

See Note 13 and 14 of Notes to Consolidated Financial Statements for additional information regarding Lazard’s stockholders’ equity and incentive plans, respectively.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 20 of Notes to Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see Item 1, “Business—Regulation” included in this Form 10-K and Note 20 of Notes to Consolidated Financial Statements.

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of December 31, 2013:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior Debt (including interest) (a)	$1,328,567	$58,812	$117,624	$609,631	$542,500
Operating Leases (exclusive of $155,547 of sublease income) (b)	1,018,126	81,467	151,847	134,762	650,050
Capital Leases (including interest) (b)	18,173	3,221	5,474	9,478	–
Investment Capital Funding Commitments (c)	27,135	27,135	–	–	–

Total (d)	$2,392,001	$170,635	$274,945	$753,871	$1,192,550

(a)	See Note 11 of Notes to Consolidated Financial Statements.
(b)	See Note 12 of Notes to Consolidated Financial Statements.
(c)	See Note 6 of Notes to Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.
(d)	The table above excludes contingent obligations, as well as any possible payments for uncertain tax positions and payments pursuant to the Company’s tax receivable agreement, given the inability to estimate the possible amounts and timing of any such payments. See Notes 12, 14, 15 and 17 of Notes to Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes, respectively.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. GAAP. The preparation of Lazard’s consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Lazard evaluates its estimates, including those related to revenue recognition, income taxes, investing activities and goodwill. Lazard bases these estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, including judgements regarding the carrying values of assets and liabilities, that are not readily apparent from other sources. Actual results may differ from these estimates.

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

A deferred tax asset is recognized if it is more likely than not (defined as a likelihood of greater than 50%) that a tax benefit will be accepted by a taxing authority. The measurement of deferred tax assets and liabilities is based upon currently enacted tax rates in the applicable jurisdictions. At December 31, 2013, on a consolidated basis, we recorded gross deferred tax assets of approximately $1.40 billion.

Subsequent to the initial recognition of deferred tax assets, we also must continually assess the likelihood that such deferred tax assets will be realized. If we determine that we may not fully derive the benefit from a deferred tax asset, we consider whether it would be appropriate to apply a valuation allowance against the applicable deferred tax asset. In order to determine whether we apply a valuation allowance, we must assess whether it is more likely than not that such asset will be realized, taking into account all available information. The ultimate realization of a deferred tax asset for a particular entity depends, among other things, on the generation of taxable income by such entity in the applicable jurisdiction. Although we have been profitable on a consolidated basis for the three years ended December 31, 2013, certain of our tax-paying entities have individually experienced minimal profits on a cumulative basis during such years and losses in 2012, primarily due to permanent differences between net income and taxable income at such entities. Considering the recent operating results of such entities and the other factors listed below, we recorded a valuation allowance of approximately $1.23 billion on our deferred tax assets as of December 31, 2013.

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

The table below sets forth our deferred tax assets and liabilities, and the valuation allowance recorded against our deferred tax assets, as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	($ in thousands)
Deferred Tax Assets:
Basis adjustments (primarily as a result of the separation and recapitalization transactions that occurred during 2005 and from secondary offerings)	$739,059	$820,229
Compensation and benefits	250,413	243,564
Net operating loss and tax credit carryforwards	348,433	308,233
Depreciation and amortization	8,169	3,404
Other	58,273	30,626

Gross deferred tax assets	1,404,347	1,406,056
Valuation allowance	(1,225,305)	(1,238,765)

Total deferred tax assets (net of valuation allowance)	$179,042	$167,291

Deferred Tax Liabilities:
Depreciation and amortization	$19,296	$33,715
Compensation and benefits	30,042	4,292
Goodwill	15,434	15,843
Other	70,394	50,648

Total deferred tax liabilities	$135,166	$104,498

As mentioned previously, certain of our tax-paying entities have individually experienced minimal profits on a cumulative basis over the past several years and losses in 2012. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets will be realized. If the cumulative positive information outweighs the negative, including among other matters the achievement by the relevant tax-paying entities of sustainable levels of profitability, the evaluation of the realizability of the deferred tax assets could change and a significant amount of the valuation allowance could be released in whole or in part. This could occur at some point or points over the next few years, including as early as the end of 2014. If any significant valuation allowance reduction were to occur, we would likely have a negative effective tax rate in the period in which such reduction occurs. Included in our deferred tax assets as of December 31, 2013 are approximately $652 million related to certain basis step-ups and approximately $257 million of net operating losses generated by the amortization of such step-up assets, all of which are subject to the tax receivable agreement. Under the tax receivable agreement, Lazard Group will retain 15% of the actual cash tax savings relating to such assets and will pay 85% of such savings to the owners of Lazard prior to the separation. As a result, in the event of a reduction of our valuation allowance, we also would recognize a liability relating to the portion expected to be payable under the tax receivable agreement. The creation of this liability could potentially offset a significant amount (but not all) of the income we would otherwise recognize upon a release of the valuation allowance.

If any valuation allowance reduction were to occur, for subsequent periods, our effective tax rate, with all other factors being held constant, would increase and could be significantly higher than our effective tax rate in the period immediately preceding the reduction in the valuation allowance. In such a situation, with all other factors being held constant, an increase in our effective tax rate as a result of a reduction in the valuation allowance would not impact the amount of cash income taxes we would pay to taxing authorities in those subsequent periods.

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

Investments

Investments consist primarily of debt and equity securities, interests in alternative investment, debt, equity and private equity funds and investments accounted for under the equity method of accounting.

These investments, with the exception of equity method investments, are carried at fair value on the consolidated statements of financial condition, and any increases or decreases in the fair value of these investments are reflected in earnings. The fair value of investments is generally based upon market prices or the net asset value (“NAV”) or its equivalent for investments in funds. See Note 6 of Notes to Consolidated Financial Statements for additional information on the measurement of the fair value of investments.

Gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income and therefore subject Lazard to market and credit risk.

Data relating to investments is set forth below:

	December 31,
	2013	2012
	($ in thousands)
Seed investments by asset class:
Equities (a)	$118,535	$121,955
Fixed income	25,231	18,466
Alternative investments	29,920	52,826

Total seed investments	173,686	193,247

Other investments owned:
Private equity (b)	104,405	100,954
Short-term investments and other	11,644	1,394

Total other investments owned	116,049	102,348

Subtotal	289,735	295,595

Add:
Equity method (c)	9,488	7,012
Private equity consolidated, not owned (d)	9,787	11,490
Lazard Fund Interests (e)	169,095	100,576

Total investments	$478,105	$414,673

(a)	At December 31, 2013 and 2012, seed investments in directly owned equity securities were invested as follows:

	December 31,
	2013	2012
Percentage invested in:
Financials	31%	32%
Consumer	29	29
Energy	6	8
Industrial	12	11
Technology	9	7
Other	13	13

Total	100%	100%

(b)	Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $18 million and $14 million as of December 31, 2013 and 2012, respectively.

(c)	Represents investments accounted for under the equity method of accounting.

(d)	Represents private equity investments that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “stockholders’ equity” on the consolidated statements of financial condition.

(e)	Composed of investments held in connection with Lazard Fund Interests and other similar deferred compensation arrangements. The market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to awards expected to vest. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives.

At both December 31, 2013 and 2012, $116 million of our total investments at a fair value of $469 million and $408 million, respectively, or 25% and 28%, respectively, were classified as Level 3 investments. Substantially all of our Level 3 investments at both dates are priced based on a NAV. During the years ended December 31, 2013 and 2012, gains of approximately $13 million and $16 million, respectively, were recognized in “revenue-other” on the consolidated statement of operations pertaining to Level 3 investments.

See Notes 5 and 6 of Notes to Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of December 31, 2013 and December 31, 2012, the Company held seed investments of approximately $174 million and $193 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $58 million in nine entities as of December 31, 2013, as compared to $59 million in nine entities as of December 31, 2012.

During the year ended December 31, 2013, the Company did not consolidate or deconsolidate any seed investment entities. As such, 100% of the recorded balance of seed investments as of December 31, 2013 represented the Company’s economic interest in the seed investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed investment entities.

For additional information regarding risks associated with our investments, see “Risk Management—Investments” below as well as Item 1A, “Risk Factors—Other Business Risks—Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios”.

Assets Under Management

AUM primarily consists of debt and equity instruments, which have a value that is readily available based on either prices quoted on a recognized exchange or prices provided by external pricing services.

Prices of equity and debt securities and other instruments that comprise our AUM are provided by well-recognized, independent, third-party vendors. Such third-party vendors rely on prices provided by external pricing services which are obtained from recognized exchanges or markets, or, for certain fixed income securities, from an evaluated bid or other similarly sourced price.

Either directly, or through our third-party vendors, we perform a variety of regular due diligence procedures on our pricing service providers. Those procedures include oversight by our internal operations group, review of the pricing service providers’ internal control frameworks, review of the pricing service providers’ valuation methodologies, reconciliation to client custodial account values and comparison of significant pricing differences.

Goodwill

In accordance with current accounting guidance, goodwill has an indefinite life and is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. For years prior to 2011, Lazard made estimates and assumptions in order to determine the fair value of its assets and liabilities and to project future earnings using various valuation techniques. Commencing in 2011, as permitted under an amendment issued by the Financial Accounting Standards Board, the Company elected to perform a qualitative evaluation about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of actually calculating the fair value of the reporting unit. During the fourth quarter of 2013, the Company changed the date of its annual impairment testing from December 31 to November 1. See Note 9 of Notes to Consolidated Financial Statements for additional information regarding goodwill.

Consolidation of Variable Interest Entities

The consolidated financial statements include the accounts of Lazard Group and entities in which it has a controlling interest. Lazard determines whether it has a controlling interest in an entity by first evaluating whether the entity is a voting interest entity (“VOE”) or a variable interest entity (“VIE”) under U.S. GAAP.

•

Voting Interest Entities. VOEs are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance itself independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. Lazard is required to consolidate a VOE if it either holds a majority of the voting interest in such entity or is the general partner in such entity and the third-party investors do not have the right to replace the general partner.

•

Variable Interest Entities. VIEs are entities that lack one or more of the characteristics of a VOE. If Lazard has a variable interest, or a combination of variable interests, in a VIE, it is required to analyze whether it needs to consolidate such VIE. Lazard is required to consolidate a VIE if, through our variable interests, we absorb a majority of the expected losses, expected residual returns, or both, of such entity.

Lazard’s involvement with various entities that are VOEs or VIEs primarily arises from investment management contracts with fund entities in our Asset Management business. Lazard is not required to consolidate such entities because, with the exception of certain seed investments, as discussed below, we do not hold more than an inconsequential equity interest in such entities and we do not hold other variable interests (including our investment management agreements, which do not meet the definition of variable interests) in such entities.

Lazard makes seed investments in certain entities that are considered VOEs and often require consolidation as a result of our investment. The impact of seed investment entities that require consolidation on the consolidated financial statements, including any consolidation or deconsolidation of such entities, is not material to our financial statements. Our exposure to loss from entities in which we have made seed investments is limited to the extent of our investment in, or investment commitment to, such entities. See “Critical Accounting Policies and Estimates—Investments” above for more information regarding our investments.

Generally, when the Company initially invests to seed an investment entity, the Company is the majority owner of the entity. Our majority ownership in seed investment entities represents a controlling interest, except when we are the general partner in such entities and the third-party investors have the right to replace the general partner. To the extent material, we consolidate seed investment entities in which we own a controlling interest, and we would deconsolidate any such entity when we no longer have a controlling interest in such entity.

Risk Management

Investments

The Company has investments in a variety of asset classes, primarily debt and equity securities, and interests in alternative investments, debt, equity and private equity funds. The Company makes investments primarily to seed strategies in our Asset Management business or to reduce exposure arising from Lazard Fund Interests and other similar deferred compensation arrangements. The Company measures its net economic exposure to market and other risks arising from investments that it owns, excluding (i) investments held in connection with Lazard Fund Interests and other similar deferred compensation arrangements and (ii) investments in funds owned entirely by the noncontrolling interest holders of certain acquired entities.

Risk sensitivities include the effects of economic hedging. For equity market price risk, investment portfolios and their corresponding hedges are beta-adjusted to the All-Country World equity index. Fair value and sensitivity measurements presented herein are based on various portfolio exposures at a particular point in time and may not be representative of future results. Risk exposures may change as a result of ongoing portfolio activities and changing market conditions, among other things.

Equity Market Price Risk—At December 31, 2013, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $134 million. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $1.7 million in the carrying value of such investments, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At December 31, 2013, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $48 million. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $0.9 million in the carrying value of such investments, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At December 31, 2013, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $85 million. A significant portion of the Company’s foreign currency exposure is hedged through the aforementioned total return swaps, The Company estimates that a 10% adverse change in foreign exchange rates versus US dollars would result in a decrease of approximately $1.4 million in the carrying value of such investments, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and to certain legacy businesses. At December 31, 2013, the Company’s exposure to changes in fair value of such investments was approximately $104 million. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $10.4 million in the carrying value of such investments.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness and specifically provide for exposures where we determine the receivables are impaired. At December 31, 2013, total receivables amounted to $513 million, net of an allowance for doubtful accounts of $29 million. As of that date, Financial Advisory and Asset Management fees, and customer and related party receivables comprised 88%, 10% and 2% of total receivables, respectively. At December 31, 2012, total receivables amounted to $478 million, net of an allowance for doubtful accounts of $23 million. As of that date, Financial Advisory and Asset Management fees, and customer and related party receivables comprised 84%, 11% and 5% of total receivables, respectively. At December 31, 2013 and 2012, the Company had receivables past due or deemed uncollectible of approximately $39 million and $26 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit. At December 31, 2013 and 2012, customer receivables included $15 million and $14 million of LFB loans, respectively. Such loans are closely monitored for counterparty creditworthiness to help minimize exposure. In addition, as of December 31, 2013, LFB’s commitments to lend, which are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level, were not significant.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties. As of December 31, 2013 the Company’s largest individual counterparty exposure was a Financial Advisory fee receivable of $12 million.

Risks Related to Derivatives

Lazard enters into interest rate swaps and foreign currency exchange contracts to hedge exposures to interest rates and currency exchange rates and uses equity and fixed income swap contracts to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $1 million at both December 31, 2013 and 2012, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to Lazard Fund Interests and other similar deferred compensation arrangements, amounted to $2 million and $5 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to Lazard Fund Interests awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of Lazard Fund Interests awards. Derivative liabilities relating to Lazard Fund Interests amounted to $162 million and $98 million at December 31, 2013 and 2012, respectively.

In addition, LFB enters into interest rate swaps, forward foreign currency exchange contracts and other derivative contracts to hedge exposures to interest rate and currency fluctuations on open positions that arise primarily from client activity. Such foreign currency and interest rate positions are subject to strict internal limits and, based on account balances as of December 31, 2013, we do not believe that the impact of potential significant movements in either the currency or interest rate markets on LFB’s positions would materially affect the Company’s annual operating income.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its short-term investments generally have floating interest rates. Based on account balances as of December 31, 2013, Lazard estimates that its annual operating income relating to cash and short-term investments and corporate indebtedness would increase by approximately $8 million in the event interest rates were to increase by 1% and decrease by approximately $2 million if rates were to decrease by 1%.

As of December 31, 2013, the Company’s cash and cash equivalents totaled approximately $841 million. Substantially all of the Company’s cash and cash equivalents were invested in highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), in short-term interest earning accounts at a number of leading banks throughout the world, and in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited the Company’s internal control over financial reporting as of December 31, 2013, as stated in their report which appears under “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lazard Ltd:

We have audited the internal control over financial reporting of Lazard Ltd and subsidiaries (the “Company”) as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report On Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as listed in the Index at Item 8 as of and for the year ended December 31, 2013 of the Company, and our report dated February 27, 2014, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/    Deloitte & Touche LLP

New York, New York

February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lazard Ltd:

We have audited the accompanying consolidated statements of financial condition of Lazard Ltd and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lazard Ltd and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

New York, New York

February 27, 2014

LAZARD LTD

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2013 and 2012

(dollars in thousands, except for per share data)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$841,482	$850,190
Deposits with banks	244,879	292,494
Cash deposited with clearing organizations and other segregated cash	62,046	65,232

Receivables (net of allowance for doubtful accounts of $28,777 and $23,017 at December 31, 2013 and 2012, respectively):
Fees	452,535	400,529
Customers and other	52,220	53,713
Related parties	7,920	23,801

	512,675	478,043
Investments	478,105	414,673

Property (net of accumulated amortization and depreciation of $253,930 and $225,861 at December 31, 2013 and 2012, respectively)	248,796	225,033

Goodwill and other intangible assets (net of accumulated amortization of $45,379 and $35,281 at December 31, 2013 and 2012, respectively)	363,877	392,822
Other assets	259,277	268,406

Total Assets	$3,011,137	$2,986,893

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2013 and 2012

(dollars in thousands, except for per share data)

	December 31,
	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$275,434	$269,763
Accrued compensation and benefits	523,063	467,578
Senior debt	1,048,350	1,076,850
Capital lease obligations	15,834	17,863
Related party payables	5,031	3,648
Other liabilities	513,427	499,651

Total Liabilities	2,381,139	2,335,353
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - 7,921 shares issued and outstanding at December 31, 2013 and 2012	–	–
Series B - no shares issued and outstanding	–	–
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 129,056,081 and 128,216,423 shares issued at December 31, 2013 and 2012, respectively, including shares held by subsidiaries as indicated below)	1,291	1,282
Class B, par value $.01 per share (1 share authorized, issued and outstanding at December 31, 2013 and 2012)	–	–
Additional paid-in-capital	737,899	846,050
Retained earnings	203,236	182,647
Accumulated other comprehensive loss, net of tax	(133,004)	(110,541)

	809,422	919,438
Class A common stock held by subsidiaries, at cost (8,317,065 and 12,802,938 shares at December 31, 2013 and 2012, respectively)	(249,213)	(349,782)

Total Lazard Ltd Stockholders’ Equity	560,209	569,656
Noncontrolling interests	69,789	81,884

Total Stockholders’ Equity	629,998	651,540

Total Liabilities and Stockholders’ Equity	$3,011,137	$2,986,893

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(dollars in thousands, except for per share data)

	Year Ended December 31,
	2013	2012	2011
REVENUE
Investment banking and other advisory fees	$ 972,533	$ 1,039,188	$ 970,167
Money management fees	994,707	858,834	859,996
Interest income	4,705	6,008	14,609
Other	92,788	89,983	74,866

Total revenue	2,064,733	1,994,013	1,919,638
Interest expense	79,381	81,565	90,126

Net revenue	1,985,352	1,912,448	1,829,512

OPERATING EXPENSES
Compensation and benefits	1,278,534	1,351,129	1,168,945
Occupancy and equipment	122,926	113,163	100,698
Marketing and business development	84,214	95,573	88,411
Technology and information services	89,289	86,892	83,212
Professional services	42,663	43,958	48,324
Fund administration and outsourced services	59,298	51,390	52,793
Amortization of intangible assets related to acquisitions	10,114	8,359	11,915
Other	81,507	38,099	39,715

Total operating expenses	1,768,545	1,788,563	1,594,013

OPERATING INCOME	216,807	123,885	235,499

Provision for income taxes	51,693	31,100	44,940

NET INCOME	165,114	92,785	190,559

LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4,902	8,476	15,642

NET INCOME ATTRIBUTABLE TO LAZARD LTD	$ 160,212	$ 84,309	$ 174,917

ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	120,854,267	116,953,989	118,032,020
Diluted	133,737,079	129,325,622	137,629,525

NET INCOME PER SHARE OF COMMON STOCK:
Basic	$1.33	$0.72	$1.48

Diluted	$1.21	$0.65	$1.36

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$1.00	$1.16	$0.605

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
NET INCOME	$165,114	$92,785	$190,559

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	(15,536)	15,686	(9,474)
Amortization of interest rate hedge	2,502	1,055	1,054
Employee benefit plans:
Actuarial loss (net of tax benefit of $6,388, $12,950 and $12,526 for the years ended December 31, 2013, 2012 and 2011, respectively)	(13,500)	(40,298)	(38,248)
Adjustments for items reclassified to earnings (net of tax expense of $1,929, $1,145 and $1,031 for the years ended December 31, 2013, 2012 and 2011, respectively)	4,605	4,399	2,206

OTHER COMPREHENSIVE LOSS, NET OF TAX	(21,929)	(19,158)	(44,462)

COMPREHENSIVE INCOME	143,185	73,627	146,097
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4,769	8,315	13,105

COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD LTD	$138,416	$65,312	$132,992

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$165,114	$92,785	$190,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	34,750	30,855	24,580
Amortization of deferred expenses, share-based incentive compensation and interest rate hedge	310,036	360,751	300,286
Amortization of intangible assets related to acquisitions	10,114	8,359	11,915
Deferred tax provision (benefit)	14,454	(4,457)	7,214
Loss (gain) on extinguishment of debt	50,757	–	(18,171)
(Increase) decrease in operating assets:
Deposits with banks	58,570	(806)	63,639
Cash deposited with clearing organizations and other segregated cash	4,811	11,613	16,408
Receivables-net	(30,126)	31,157	61,153
Investments	(61,502)	(30,096)	31,543
Other assets	(60,731)	(62,683)	(61,648)
Increase (decrease) in operating liabilities:
Deposits and other payables	(4,779)	(26,576)	(63,141)
Accrued compensation and benefits and other liabilities	35,229	71,006	(166,535)

Net cash provided by operating activities	526,697	481,908	397,802

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(60,964)	(89,301)	(46,438)
Disposals of property	6,411	4,368	1,161

Net cash used in investing activities	(54,553)	(84,933)	(45,277)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contribution from noncontrolling interests	832	1,741	17,505
Issuance of senior debt, net of expenses	493,398	–	–
Excess tax benefits from share-based incentive compensation	1,108	–	1,386
Payments for:
Senior and subordinated debt	(578,464)	–	(131,829)
Capital lease obligations	(2,659)	(2,519)	(2,322)
Distributions to noncontrolling interests	(14,367)	(27,767)	(33,734)
Repurchase of common membership interests from members of LAZ-MD Holdings	–	–	(794)
Purchase of Class A common stock	(132,477)	(354,464)	(204,835)
Class A common stock dividends	(121,620)	(135,108)	(70,572)
Settlement of vested share-based incentive compensation	(132,533)	(44,883)	(93,750)
Other financing activities	(290)	(220)	(33,414)

Net cash used in financing activities	(487,072)	(563,220)	(552,359)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,220	12,644	(6,070)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,708)	(153,601)	(205,904)
CASH AND CASH EQUIVALENTS—January 1	850,190	1,003,791	1,209,695

CASH AND CASH EQUIVALENTS—December 31	$841,482	$850,190	$1,003,791

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Supplemental investing non-cash transaction:
Class A common stock issued/issuable in connection with business acquisitions	$–	$–	$39,654

Cash paid during the year for:
Interest	$78,671	$78,441	$92,702

Income taxes, net of refunds	$22,623	$23,267	$35,038

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2011	22,021	$–	119,697,937	$1,197	$758,841	$166,468	$(46,158)	6,847,508	$(227,950)	$652,398	$143,719	$796,117

Comprehensive income (loss):
Net income						174,917				174,917	15,642	190,559
Other comprehensive loss - net of tax							(41,925)			(41,925)	(2,537)	(44,462)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)					41,800					41,800	3,056	44,856
Conversion of Series A preferred stock into Class A common stock	(14,100)	–	2,434,561	24	(24)					–	–	–
Delivery of Class A common stock					(126,812)			(3,515,362)	123,411	(3,401)	–	(3,401)
Amortization of share-based incentive compensation					260,816					260,816	14,326	275,142
Dividend-equivalents					12,092	(12,167)				(75)	(4)	(79)
Class A common stock dividends						(70,572)				(70,572)		(70,572)
Purchase of Class A common stock								6,135,189	(204,835)	(204,835)		(204,835)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefits of $972					(297,779)			(5,975,318)	204,992	(92,787)	9	(92,778)
Repurchase of common membership interests from LAZ-MD Holdings					(753)					(753)	(41)	(794)
Class A common stock issued in exchange for Lazard Group common membership interests			876,814	9	(9)					–	–	–
Adjustment related to the change in Lazard Ltd’s ownership in Lazard Group					(1,580)					(1,580)		(1,580)
Distributions to noncontrolling interests, net										–	(21,317)	(21,317)
Adjustments related to noncontrolling interests					12,421		(281)			12,140	(12,140)	–

Balance – December 31, 2011	7,921	$–	123,009,312	$1,230	$659,013	$258,646	$(88,364)	3,492,017	$(104,382)	$726,143	$140,713	$866,856

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2012	7,921	$–	123,009,312	$1,230	$659,013	$258,646	$(88,364)	3,492,017	$(104,382)	$726,143	$140,713	$866,856

Comprehensive income (loss):
Net income						84,309				84,309	8,476	92,785
Other comprehensive loss - net of tax							(18,997)			(18,997)	(161)	(19,158)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)					4,030					4,030	49	4,079
Delivery of Class A common stock					(1,633)			(57,287)	1,633	–		–
Amortization of share-based incentive compensation					306,642					306,642	3,706	310,348
Dividend-equivalents					24,990	(25,200)				(210)	(2)	(212)
Class A common stock dividends						(135,108)				(135,108)		(135,108)
Purchase of Class A common stock								12,817,196	(354,464)	(354,464)		(354,464)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $972					(153,274)			(3,448,988)	107,431	(45,843)	(12)	(45,855)
Modification of equity incentive compensation award					(26,601)					(26,601)	(321)	(26,922)
Class A common stock issued in exchange for Lazard Group common membership interests			5,207,112	52	(52)					–		–
Distributions to noncontrolling interests, net										–	(26,026)	(26,026)
Deconsolidation of investment companies										–	(14,783)	(14,783)
Adjustments related to noncontrolling interests					32,935		(3,180)			29,755	(29,755)	–

Balance – December 31, 2012	7,921	$–	128,216,424	$1,282	$846,050	$182,647	$(110,541)	12,802,938	$(349,782)	$569,656	$81,884	$651,540

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(dollars in thousands)

	Series A Preferred Stock			Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

	Shares	$		Shares(*)	$				Shares	$
Balance – January 1, 2013	7,921		$–	128,216,424	$1,282	$846,050	$182,647	$(110,541)	12,802,938	$(349,782)	$569,656	$81,884	$651,540

Comprehensive income (loss):
Net income							160,212				160,212	4,902	165,114
Other comprehensive loss - net of tax								(21,796)			(21,796)	(133)	(21,929)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)						786					786	4	790
Delivery of Class A common stock (including dividend-equivalents)						(6,893)	(179)		(228,275)	7,072	–		–
Amortization of share-based incentive compensation						234,608					234,608	1,290	235,898
Dividend-equivalents						16,927	(17,215)				(288)	(2)	(290)
Class A common stock dividends							(121,620)				(121,620)		(121,620)
Purchase of Class A common stock									3,488,101	(132,477)	(132,477)		(132,477)
Delivery of Class A common stock in connection with shared-based incentive compensation and related tax benefit of $40						(357,858)	(609)		(7,745,699)	225,974	(132,493)		(132,493)
Class A common stock issued in exchange for Lazard Group common membership interests				839,658	9	(9)					–		–
Distributions to noncontrolling interests, net											–	(13,535)	(13,535)
Adjustments related to noncontrolling interests						4,288		(667)			3,621	(4,621)	(1,000)

Balance – December 31, 2013	7,921	$ –		129,056,082	$1,291	$737,899	$203,236	$(133,004)	8,317,065	$(249,213)	$560,209	$69,789	$629,998

(*)

Includes 123,009,311, 128,216,423 and 129,056,081 shares of the Company’s Class A common stock issued at December 31, 2011, 2012 and 2013, respectively, and 1 share of the Company’s Class B common stock issued at each such date.

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

Lazard Ltd indirectly held approximately 99.5% and 98.8% of all outstanding Lazard Group common membership interests as of December 31, 2013 and 2012, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group, which is governed by an Operating Agreement dated as of May 10, 2005, as amended (the “Operating Agreement”). LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by Lazard Group’s current and former managing directors, held approximately 0.5% and 1.2% of the outstanding Lazard Group common membership interests as of December 31, 2013 and 2012, respectively. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”) which provided LAZ-MD Holdings with approximately 0.5% and 1.2% of the voting power but no economic rights in the Company as of December 31, 2013 and 2012, respectively. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Lazard Ltd Class A common stock, par value $0.01 per share (“Class A common stock”).

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

In addition, we record selected other activities in our Corporate segment, including management of cash, investments and outstanding indebtedness, as well as certain commercial banking activities of Lazard Group’s Paris-based subsidiary Lazard Frères Banque SA (“LFB”).

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

Foreign Currency Translation—The consolidated financial statements are presented in U.S. Dollars. Many of the Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. Dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. Dollars at year-end exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. Dollars are reported in “accumulated other comprehensive income (loss), net of tax” (“AOCI”). Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of operations. Net foreign currency remeasurement gains (losses) amounted to $(2,887), $(761) and $1,406, respectively, for the years ended December 31, 2013, 2012 and 2011, and are included in “revenue-other” on the respective consolidated statements of operations.

Use of Estimates—In preparing the consolidated financial statements, management makes estimates and assumptions regarding:

•

valuations of assets and liabilities requiring fair value estimates including, but not limited to, investments, derivatives, securities sold, not yet purchased and assumptions used to value pension and other post-retirement plans;

•	the adequacy of the allowance for doubtful accounts;

•	the realization of deferred taxes and adequacy of tax reserves for uncertain tax positions;

•	the outcome of litigation;

•	the carrying amount of goodwill and other intangible assets;

•	the amortization period of intangible assets;

•	the valuation of shares issued or issuable that contain transfer restrictions;

•	the vesting of share-based and other deferred compensation plan awards, and

•	other matters that affect the reported amounts and disclosure of contingencies in the consolidated financial statements.

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

Investments in debt and marketable equity securities held at the Company’s non broker-dealer subsidiaries are considered “trading” securities and are accounted for at fair value, with any increase or decrease in fair value reflected in “revenue-other” in the consolidated statements of operations.

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

Property-net—Property is stated at cost or, in the case of property under capital leases, the present value of the future minimum lease payments, less accumulated depreciation and amortization. Buildings represent owned property and amounts recorded pursuant to capital leases (see Notes 8 and 12 of Notes to Consolidated Financial Statements), with the related obligations recorded as capital lease obligations. Such buildings are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are capitalized and are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Depreciation of furniture and equipment, including computer hardware and software, is determined on a straight-line basis using estimated useful lives. Depreciation and amortization expense aggregating $34,750, $30,855 and $24,580 for the years ended December 31, 2013, 2012 and 2011, respectively, is included on the respective consolidated statements of operations in “occupancy and equipment” or “technology and information services”, depending on the nature of the underlying asset. Repairs and maintenance are expensed as incurred.

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

During the fourth quarter of 2013, the Company changed the date of its annual goodwill impairment testing from December 31 to November 1. This change is preferable because it provides the Company with additional time to complete the annual goodwill impairment test in advance of its year-end reporting. The Company will continue to perform interim impairment testing should circumstances or events require. This change does not result in a delay, acceleration, or avoidance of an impairment charge. This change will be applied prospectively because it is impracticable to apply it retrospectively due to the difficulty in making estimates and assumptions without using hindsight. The Company completed its annual goodwill review as of November 1, 2013 and determined that no impairment existed.

Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The pattern of amortization reflects the timing of the realization of the economic benefits of such intangible assets. For acquired customer contracts, the period of realization is deemed to be the period when the related revenue is recognized. This analysis is performed by comparing the carrying value of the intangible asset being reviewed for impairment to the current and expected future cash flows expected to be generated from such asset on an undiscounted basis, including eventual disposition. An impairment loss would be measured for the amount by which the carrying amount of the intangible asset exceeds its fair value.

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

The Company enters into forward foreign currency exchange rate contracts, interest rate swaps, interest rate futures, equity and fixed income swaps and other derivative contracts to economically hedge exposures to fluctuations in currency exchange rates, interest rates and equity and debt prices. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value, and are included in “other assets” and “other liabilities” on the consolidated statements of financial condition. Gains and losses on the Company’s derivative instruments not designated as hedging instruments are included in “interest income” and “interest expense”, respectively, or “revenue-other”, depending on the nature of the underlying item, in the consolidated statements of operations.

In addition to the derivative instruments described above, the Company records derivative liabilities relating to its obligations pertaining to Lazard Fund Interests awards (“Lazard Fund Interests”) and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures, and is included in “accrued compensation and benefits” in the consolidated statements of financial condition. Changes in the fair value of the derivative liabilities are included in “compensation and benefits” in the consolidated statements of operations, the impact of which equally offsets the changes in the fair value of investments which are currently expected to be delivered upon settlement of Lazard Fund Interests and other similar deferred compensation arrangements, which are reported in “revenue-other” in the consolidated statements of operations. For information regarding Lazard Fund Interests and other similar deferred compensation arrangements, see Notes 5, 7 and 14 of Notes to Consolidated Financial Statements.

Deposits and Other Customer Payables—Principally relates to LFB customer-related demand and time deposits, both interest-bearing and non-interest bearing, short-term inter-bank borrowings and amounts due on short-term collateralized borrowing activities. Collateralized borrowing activities amounted to $13,854 at December 31, 2012 and were fully collateralized with pledged assets of equal or greater value (no such collateralized borrowing activities existed at December 31, 2013).

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Revenue Recognition

Investment Banking and Other Advisory Fees—Fees for M&A and Other Advisory services and Restructuring advisory services are recorded when earned, which is generally the date the related transactions are consummated. Expenses that are directly related to such transactions and billable to clients are deferred to match revenue recognition. “Investment banking and other advisory fees” on the Company’s consolidated statements of operations are presented net of client reimbursements of expenses. The amount of expenses reimbursed by clients for the years ended December 31, 2013, 2012 and 2011 are $18,327, $24,762 and $18,942, respectively.

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

Equity-Based Incentive Compensation Awards—Equity-based incentive compensation awards that do not require future service are expensed immediately. Equity-based compensation awards that require future service are

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

amortized over the applicable vesting period, or requisite service period, based on the fair value of the Company’s Class A common stock on the date of grant. Equity-based incentive compensation is recognized in “compensation and benefits” expense.

Costs-Saving Initiatives and Staff Reductions—Charges associated with management-approved cost-saving plans or staff reductions can include severance costs, charges to vacate facilities and contract cancellation costs. Severance costs are generally accrued on the date that employees are notified of their benefits and other costs are generally accrued as the Company ceases to use facilities or cancels contracts. The Company records severance-related liabilities in “accrued compensation and benefits” and other types of liabilities in “other liabilities” in the consolidated statements of financial condition.

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

The amount of cash paid during the year for income taxes shown on the consolidated statements of cash flows for the years ended December 31, 2012 and 2011 has been conformed to the current year presentation, which is net of refunds.

3.	RECENT ACCOUNTING DEVELOPMENTS

Offsetting (Netting) Assets and Liabilities—In the first quarter of 2013, the Company adopted the new disclosure requirements issued by the FASB regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments, including derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either (i) offset or (ii) subject to an enforceable master netting arrangement. The new disclosures are designed to make financial statements prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards (“IFRS”) and will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The disclosure requirements are effective for interim and annual reporting periods beginning on or after January 1, 2013, with retrospective application required. The adoption of the new disclosure requirements did not have a material impact on the Company’s consolidated financial statements.

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

Presentation of Unrecognized Tax Benefits—In July 2013, the FASB issued guidance on the presentation of unrecognized tax benefits when net operating losses or tax credit carryforwards exist. The guidance requires that the unrecognized tax benefit, or a portion of such unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain situations, as defined in the guidance. The new presentation requirements are effective prospectively for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. The Company elected to early adopt this guidance in the fourth quarter of 2013, the impact of which did not have a material impact on the Company’s consolidated financial statements.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

4.	RECEIVABLES

The Company’s receivables represent receivables from fees, customers and other and related parties.

Receivables are stated net of an estimated allowance for doubtful accounts, for past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. Activity in the allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Year Ended December 31,
	2013	2012	2011
Balance, January 1	$23,017	$19,450	$15,017
Bad debt expense	4,395	6,579	7,952
Charge-offs, foreign currency translation and other adjustments	1,365	(3,012)	(3,519)

Balance, December 31	$28,777	$23,017	$19,450

At December 31, 2013 and 2012, the Company had receivables past due or deemed uncollectible of $39,341 and $25,604, respectively.

Of the Company’s fee receivables at December 31, 2013 and 2012, $69,464 and $76,481, respectively, represented interest-bearing financing receivables. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $443,211 and $401,562 at December 31, 2013 and 2012, respectively, approximates fair value.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

5.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at December 31, 2013 and 2012:

	December 31,
	2013	2012
Debt (including interest-bearing deposits of $516 and $578, respectively)	$8,529	$5,948

Equities	59,394	44,992

Funds:
Alternative investments (a)	37,030	57,890
Debt (a)	58,769	32,077
Equity (a)	190,702	154,310
Private equity	114,193	112,444

	400,694	356,721

Equity method	9,488	7,012

Total investments	478,105	414,673
Less:
Interest-bearing deposits	516	578
Equity method	9,488	7,012

Investments, at fair value	$468,101	$407,083

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$4,045	$2,755

(a)	Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $7,099, $31,515 and $130,481, respectively, at December 31, 2013 and $5,054, $18,615 and $76,907, respectively, at December 31, 2012, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests and other similar deferred compensation arrangements. Lazard Fund Interests represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds (see Notes 7 and 14 of Notes to Consolidated Financial Statements).

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Private equity investments include those owned by Lazard and those consolidated but not owned by Lazard. Private equity investments owned by Lazard are primarily comprised of investments in private equity funds. Such investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies, (ii) Corporate Partners II Limited (“CP II”), a fund targeting significant noncontrolling-stake investments in established private companies, (iii) Edgewater Growth Capital Partners III, L.P. (“EGCP III”), a fund primarily making equity and buyout investments in middle market companies and (iv) Lazard Australia Corporate Opportunities Fund (“COF2”), a Lazard-managed Australian fund targeting Australian mid-market investments.

Private equity investments consolidated but not owned by Lazard relate to the economic interests that are owned by the management team and other investors in the Edgewater Funds (“Edgewater”) which totaled $9,787 and $11,490 at December 31, 2013 and 2012, respectively (see Note 12 of Notes to Consolidated Financial Statements).

During the years ended December 31, 2013, 2012 and 2011, the Company reported in revenue-other on its consolidated statements of operations gross unrealized investment gains and losses pertaining to “trading” securities as follows:

	Year Ended December 31,
	2013	2012	2011
Gross unrealized investment gains	$19,465	$23,024	$2,180
Gross unrealized investment losses	$2,995	$697	$12,844

6.	FAIR VALUE MEASUREMENTS

Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

Level 1.	Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Lazard has the ability to access.

Level 2.	Assets and liabilities whose values are based on (i) quoted prices for similar assets or liabilities in an active market, or quoted prices for identical or similar assets or liabilities in non-active markets, (ii) assets valued based on net asset value (“NAV”), or its equivalent redeemable at the measurement date or within the near term without redemption restrictions, or (iii) inputs other than quoted prices that are directly observable or derived principally from, or corroborated by, market data.

Level 3.	Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our own assumptions about the assumptions a market participant would use in pricing the asset or liability. Items included in Level 3 include securities or other financial assets whose trading volume and level of activity have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis, as well as assets valued based on NAV or its equivalent, but not redeemable within the near term as a result of redemption restrictions.

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

The fair value of investments in debt funds is classified as Level 1 when the fair values are primarily based on the publicly reported closing price for the fund, and classified as Level 2 when the fair values are primarily based on NAV or its equivalent and are redeemable within the near term.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables present the classification of investments and certain other assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 within the fair value hierarchy:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding interest-bearing deposits)	$1,681	$6,332	$–	$8,013
Equities	58,054	–	1,340	59,394
Funds:
Alternative investments	–	37,030	–	37,030
Debt	58,765	4	–	58,769
Equity	190,660	42	–	190,702
Private equity	–	–	114,193	114,193
Derivatives	–	682	–	682

Total	$309,160	$44,090	$115,533	$468,783

Liabilities:
Securities sold, not yet purchased	$4,045	$–	$–	$4,045
Derivatives	–	164,001	–	164,001

Total	$4,045	$164,001	$–	$168,046

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding interest-bearing deposits)	$1,443	$3,927	$–	$5,370
Equities	44,802	–	190	44,992
Funds:
Alternative investments	–	54,433	3,457	57,890
Debt	32,073	4	–	32,077
Equity	145,231	9,069	10	154,310
Private equity	–	–	112,444	112,444
Derivatives	–	933	–	933

Total	$223,549	$68,366	$116,101	$408,016

Liabilities:
Securities sold, not yet purchased	$2,696	$59	$–	$2,755
Derivatives	–	102,492	–	102,492

Total	$2,696	$102,551	$–	$105,247

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the years ended December 31, 2013 and 2012.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Disposition	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$190	$11	$1,095	$–	$44	$1,340
Alternative investment funds	3,457	117	–	(3,574)	–	–
Equity funds	10	–	–	(10)	–	–
Private equity funds	112,444	13,245	6,166	(19,231)	1,569	114,193

Total Level 3 Assets	$116,101	$13,373	$7,261	$(22,815)	$1,613	$115,533

	Year Ended December 31, 2012
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions		Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$211	$5	$–	$(30)		$4	$190
Alternative investment funds	10,171	130	–	(6,844)		–	3,457
Equity funds	–	–	10	–		–	10
Private equity funds	122,718	15,983	8,589	(35,796)		950	112,444

Total Level 3 Assets	$133,100	$16,118	$8,599	$(42,670)		$954	$116,101

	Year Ended December 31, 2011
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions		Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$316	$72	$25	$(195)		$(7)	$211
Alternative investment funds	–	(169)	10,340	–		–	10,171
Private equity funds	163,482	(3,319)	33,117	(69,218	)(b)	(1,344)	122,718

Total Level 3 Assets	$163,798	$(3,416)	$43,482	$(69,413)		$(1,351)	$133,100

(a)	Earnings for the years ended December 31, 2013, 2012 and 2011 include net unrealized gains (losses) of $6,032, $12,910 and $(3,268), respectively.

(b)	Sales/dispositions of private equity fund investments for the year ended December 31, 2011 include $49,500 in connection with a reduction of interests in a fund which ceased to be consolidated by the Company.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Financial Instruments Not Measured at Fair Value—The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments as of December 31, 2013 and 2012 that are not measured at fair value in the Company’s consolidated statement of financial condition, and excludes certain financial instruments such as equity method investments.

	December 31, 2013
			Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$841,482	$841,482	$841,482	$–	$–
Deposits with banks	244,879	244,879	244,879	–	–
Cash deposited with clearing organizations and other segregated cash	62,046	62,046	62,046	–	–
Interest-bearing financing receivables	69,464	71,433	–	–	71,433
Interest-bearing deposits (included within investments)	516	516	516	–	–

Financial Liabilities:
Deposits and other customer payables	$275,434	$275,434	$275,434	$–	$–
Senior debt	1,048,350	1,117,247	–	1,117,247	–

	December 31, 2012
			Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$850,190	$850,190	$850,190	$–	$–
Deposits with banks	292,494	292,494	292,494	–	–
Cash deposited with clearing organizations and other segregated cash	65,232	65,232	65,232	–	–
Interest-bearing financing receivables	76,481	78,493	–	–	78,493
Interest-bearing deposits (included within investments)	578	578	578	–	–

Financial Liabilities:
Deposits and other customer payables	$269,763	$269,763	$269,763	$–	$–
Senior debt	1,076,850	1,207,227	–	1,207,227	–

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Cash and cash equivalents are carried at either cost or amortized cost that approximates fair value due to their short-term maturities. Money market funds are valued through the use of quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

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

Fair Value of Certain Investments Based on NAV—The Company’s Level 2 and Level 3 investments at December 31, 2013 and 2012 include certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value. Information with respect thereto was as follows:

	December 31, 2013
			% of Fair Value Not Redeemable	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair value	Unfunded Commitments		% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$31,837	$–	NA	NA	NA	NA	(a)	<30-90 days
Funds of funds	475	–	NA	NA	NA	NA	(b)	<30-90 days
Other	4,718	–	NA	NA	NA	NA	(c)	<30-60 days
Debt funds	4	–	NA	NA	NA	NA	(d)	30 days
Equity funds	42	–	NA	NA	NA	NA	(e)	30-90 days
Private equity funds:
Equity growth	70,054	27,135	100%	17%	60%	23%	NA	NA
Mezzanine debt	44,139	–	100%	–%	–%	100%	NA	NA

Total	$151,269	$27,135

(a)	weekly (17%), monthly (65%) and quarterly (18%)
(b)	monthly (95%) and quarterly (5%)
(c)	daily (7%), weekly (1%) and monthly (92%)
(d)	daily (100%)
(e)	daily (13%), monthly (58%) and quarterly (29%)

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

	December 31, 2012
			% of Fair Value Not Redeemable	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair value	Unfunded Commitments		% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$25,110	$–	NA	NA	NA	NA	(a)	<30-90 days
Funds of funds	23,252	–	NA	NA	NA	NA	(b)	<30-120 days
Other	9,528	–	NA	NA	NA	NA	(c)	<30-60 days
Debt funds	4	–	NA	NA	NA	NA	(d)	30 days
Equity funds	9,079	–	2%	–%	–%	2%	(e)	30-120 days
Private equity funds:
Equity growth	71,068	31,482	100%	21%	61%	18%	NA	NA
Mezzanine debt	41,376	–	100%	–	–	100%	NA	NA

Total	$179,417	$31,482

Redemption frequency as follows:

(a)	weekly (20%), monthly (73%) and quarterly (7%)
(b)	monthly (2%) and quarterly (98%)
(c)	daily (60%), weekly (1%) and monthly (39%)
(d)	daily (100%)
(e)	daily (37%) and monthly (61%)

See Note 5 of Notes to Consolidated Financial Statements for discussion of significant investment strategies for investments with value based on NAV.

Investment Capital Funding Commitments—At December 31, 2013, the Company’s maximum unfunded commitments for capital contributions to investment funds arose from (i) commitments to CP II, which amounted to $1,940 for potential “follow-on investments” and/or for fund expenses through the earlier of February 25, 2017 or the liquidation of the fund, (ii) commitments to EGCP III, which amounted to $18,501, through the earlier of October 12, 2016 (i.e., the end of the investment period) for investments and/or expenses (with a portion of the undrawn amount of such commitments as of that date remaining committed until October 12, 2023 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund and (iii) commitments to COF2, which amounted to $6,694, through the earlier of November 11, 2016 (i.e., the end of the investment period) for investments and/or fund expenses (with a portion of the undrawn amount of such commitments as of that date remaining committed until November 11, 2019 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund.

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

The tables below present the fair values of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligation pertaining to Lazard Fund Interests and other similar deferred compensation arrangements (see Note 14 of Notes to Consolidated Financial Statements) on the accompanying consolidated statements of financial condition as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Derivative Assets:
Forward foreign currency exchange rate contracts	$250	$893
Equity and fixed income swaps and other (a)	432	40

	$682	$933

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$1,579	$322
Interest rate swaps	–	235
Equity and fixed income swaps (a)	–	4,342
Lazard Fund Interests and other similar deferred compensation arrangements	162,422	97,593

	$164,001	$102,492

(a)	For equity and fixed income swaps, amounts represent the netting of gross derivative assets and liabilities of $2,019 and $1,587 as of December 31, 2013, respectively, and $0 and $4,342 as of December 31, 2012, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets”, with receivables for net cash collateral under such contracts of $11,384 and $15,304 as of December 31, 2013 and 2012, respectively.

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to Lazard Fund Interests and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011, were as follows:

	Year Ended December 31,
	2013	2012	2011
Forward foreign currency exchange rate contracts	$(3,162)	$(1,844)	$2,422
Lazard Fund Interests and other similar deferred compensation arrangements	(14,099)	(7,557)	3,024
Equity and fixed income swaps and other	(10,931)	(18,327)	4,276

	$(28,192)	$(27,728)	$9,722

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

8.	PROPERTY

At December 31, 2013 and 2012, property consists of the following:

	Estimated Depreciable Life in Years	December 31,
		2013	2012
Buildings	33	$173,772	$166,560
Leasehold improvements	3-20	175,600	143,408
Furniture and equipment	3-10	149,598	122,125
Construction in progress		3,756	18,801

Total		502,726	450,894
Less - Accumulated depreciation and amortization		253,930	225,861

Property		$248,796	$225,033

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at December 31, 2013 and 2012 are presented below:

	December 31,
	2013	2012
Goodwill	$345,453	$364,328
Other intangible assets (net of accumulated amortization)	18,424	28,494

	$363,877	$392,822

At December 31, 2013 and 2012, goodwill of $280,912 and $299,787, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	2013	2012	2011
Balance, January 1	$364,328	$356,657	$313,229
Business acquisitions, including, in the 2011 period, additional contingent consideration earned relating to a prior year business acquisition	1,748	4,272	42,566
Foreign currency translation adjustments	(20,623)	3,399	862

Balance, December 31	$345,453	$364,328	$356,657

The Company evaluates goodwill for impairment annually or more frequently if circumstances indicate that impairment may have occurred. During the fourth quarter of 2013, the Company changed its annual impairment evaluation date from December 31 to November 1. Pursuant to the Company’s goodwill impairment review for the years ended December 31, 2013, 2012 and 2011, the Company determined that no impairment existed.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The gross cost and accumulated amortization of other intangible assets as of December 31, 2013 and 2012, by major intangible asset category, are as follows:

	December 31, 2013			December 31, 2012
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/performance fees	$30,740	$17,173	$13,567	$30,740	$10,678	$20,062
Management fees, customer relationships and non-compete agreements	33,063	28,206	4,857	33,035	24,603	8,432

	$63,803	$45,379	$18,424	$63,775	$35,281	$28,494

Amortization expense of intangible assets for the years ended December 31, 2013, 2012 and 2011 was $10,114, $8,359 and $11,915, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2014	$6,810
2015	6,433
2016	5,181

Total amortization expense	$18,424

(a)	Approximately 43% of intangible asset amortization is attributable to a noncontrolling interest.

10.	OTHER ASSETS AND OTHER LIABILITIES

The following table sets forth the Company’s other assets, by type, as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Current tax receivables and deferred tax assets (net of valuation allowance) and other taxes	$110,014	$137,394
Prepaid compensation (see Note 14)	60,433	47,445
Other advances and prepayments	33,526	33,401
Deferred debt issuance costs	9,188	4,902
Other	46,116	45,264

Total	$259,277	$268,406

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table sets forth the Company’s other liabilities, by type, as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Accrued expenses	$136,677	$147,194
Current and deferred income taxes and other taxes	119,940	121,854
Employee benefit-related liabilities	104,013	83,629
Deferred lease incentives	84,897	74,880
Unclaimed funds at LFB	26,626	28,716
Abandoned leased space (principally in the U.K.)	12,855	8,475
Securities sold, not yet purchased	4,045	2,755
Other	24,374	32,148

Total	$513,427	$499,651

11.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of December 31, 2013 and 2012:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of December 31,
				2013	2012
Lazard Group 7.125% Senior Notes (a)	$550,000	5/15/15	7.125%	$–	$528,500
Lazard Group 6.85% Senior Notes	600,000	6/15/17	6.85%	548,350	548,350
Lazard Group 4.25% Senior Notes (b)	500,000	11/14/20	4.25%	500,000	–
Lazard Group Credit Facility	150,000	9/25/15	0.79%	–	–

Total				$1,048,350	$1,076,850

(a)	On November 6, 2013, the Company launched a tender for all of the outstanding 7.125% senior notes maturing on May 15, 2015 (the “2015 Notes”) and simultaneously announced a redemption notice for any notes not tendered. As a result, the outstanding 2015 Notes of $528,500 were extinguished in the fourth quarter of 2013, which resulted in a pre-tax loss on extinguishment of $50,757, including the recognition of unamortized issuance costs. As a result of the extinguishment, the unamortized amount of the interest rate hedge related to the 2015 Notes was also recognized, which resulted in a loss of $1,563. Both the loss on extinguishment and the loss related to the interest rate hedge were recorded in “operating expenses—other” in the consolidated statement of operations.
(b)	On November 14, 2013, and in connection with the redemption of the 2015 Notes, Lazard Group issued $500,000 aggregate principal amount of 4.25% senior notes maturing on November 14, 2020 (the “2020 Notes”). Interest on the 2020 Notes is payable semi-annually on May 14 and November 14 of each year commencing on May 14, 2014. In connection with the issuance of the 2020 Notes, the Company entered into and settled an interest rate forward agreement and recognized a related loss of $ 1,767. The loss was recorded in “operating expenses—other” in the consolidated statements of operations.

On September 25, 2012, Lazard Group entered into a $150,000, three-year senior revolving credit facility with a group of lenders (the “Credit Facility”), which expires in September 2015. The Credit Facility replaced a similar revolving credit facility which was terminated as a condition to effectiveness of the Credit Facility. Interest rates under the Credit Facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

applicable margin. As of December 31, 2013, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 0.79%. At December 31, 2013 and 2012, no amounts were outstanding under the Credit Facility or the prior revolving credit facility, respectively.

The Credit Facility contains customary terms and conditions, including certain financial covenants. In addition, the Credit Facility, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of December 31, 2013, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

Debt maturities relating to senior borrowings outstanding at December 31, 2013 for each of the five years in the period ending December 31, 2018 and thereafter are set forth in the table below.

Year Ending December 31,
2014-2016	$–
2017	548,350
2018	–
Thereafter	500,000

Total	$1,048,350

The Company’s senior debt at December 31, 2013 and 2012 is carried at historical amounts. See Note 6 of Notes to Consolidated Financial Statements for information regarding the fair value and fair value hierarchy category of the Company’s senior debt.

As of December 31, 2013, the Company had approximately $258,000 in unused lines of credit available to it, including the Credit Facility, and unused lines of credit available to LFB of approximately $48,000 (at December 31, 2013 exchange rates) and Edgewater of $55,000. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

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

Operating lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. For the years ended December 31, 2013, 2012 and 2011, aggregate rental expense relating to operating leases amounted to $86,504, $80,888 and $76,718, respectively, and is included in “occupancy and equipment” or “technology and information services” on the consolidated statements of operations, depending on the nature of the underlying asset. The Company subleases office space under agreements, which expire on various dates through 2033. Sublease income from such agreements was $11,404, $9,613 and $10,967 for the years ended December 31, 2013, 2012 and 2011, respectively, which includes sublease income of $4,136, $3,290 and $2,192, respectively, from an affiliate of LFCM Holdings, LLC (“LFCM Holdings”).

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Capital lease obligations recorded under sale/leaseback transactions are payable through 2017 at a weighted average interest rate of approximately 6.2%. Such obligations are collateralized primarily by certain buildings with a net book value of approximately $19,876 and $21,932 at December 31, 2013 and 2012, respectively. The net book value of all assets recorded under capital leases aggregated $20,806 and $23,486 at December 31, 2013 and 2012, respectively.

At December 31, 2013, minimum rental commitments under non-cancelable leases, net of sublease income, are approximately as follows:

Year Ending December 31,	Minimum Rental Commitments
	Capital	Operating
2014	$3,221	$81,467
2015	2,895	77,427
2016	2,579	74,420
2017	9,478	69,530
2018	–	65,232
Thereafter	–	650,050

Total minimum lease payments	18,173	1,018,126
Less amount representing interest	2,339

Present value of capital lease commitments	$15,834

Less sublease proceeds		155,547

Net lease payments		$862,579

With respect to abandoned leased facilities in the U.K., at December 31, 2013 and 2012, the Company has recognized liabilities of $11,203 and $7,516, respectively, which are included in “other liabilities” on the consolidated statements of financial condition. Payments toward the liabilities continue through the remaining term of the leases. Such liabilities are based on the discounted future commitment, net of expected sublease income.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At December 31, 2013, LFB had $5,897 of such indemnifications and held $4,993 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the consolidated statement of financial condition.

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

The aggregate non-contingent consideration relating to the equity interests of LAM held by present and former employees of LAM and its subsidiaries consisted of (i) cash payments made from the closing of the LAM Merger through January 2, 2009 of approximately $60,000, (ii) a cash payment made on October 31, 2011 of approximately $90,000, (iii) the delivery on October 31, 2011 of 2,210,520 shares of Class A common stock and (iv) the satisfaction

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

of Lazard’s minimum statutory tax withholding requirements for certain employees in lieu of delivering 68,384 shares of Class A common stock on October 31, 2011. In addition, with respect to certain former employees of LAM and its subsidiaries, as of December 31, 2013 and 2012, additional cash payments of $961 and additional issuances of 24,537 shares of Class A common stock are subject to delayed payment/issuance until the eighth anniversary of the closing of the LAM Merger because the applicable employees were no longer employed by Lazard or its affiliates on October 31, 2011, subject to certain exceptions.

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

The aggregate fair value of the consideration recognized by the Company at the acquisition date was $61,624. Such consideration consisted of (i) a one-time cash payment, (ii) 1,142,857 shares of Class A common stock (the “Initial Shares”) and (iii) up to 1,142,857 additional shares of Class A common stock (the “Earnout Shares”) that are subject to earnout criteria and payable over time. The Initial Shares are subject to forfeiture provisions that lapse only upon the achievement of certain performance thresholds and transfer restrictions during the four year period ending December 2014. The Earnout Shares will be issued only if certain performance thresholds are met. As of December 31, 2013 and 2012, 1,371,992 and 1,209,154 shares, respectively, have been earned because applicable performance thresholds have been satisfied. Such shares are no longer subject to any contingencies. As of December 31, 2013 and 2012, 1,029,006 and 686,004, respectively, of such shares have been settled.

Contingent Consideration Relating To Other Business Acquisitions—For a business acquired in 2013, the Company was obligated to issue a maximum of 107,617 shares of Class A common stock if certain performance thresholds were achieved. The Company is no longer obligated to issue such shares.

For a business acquired in 2012, at December 31, 2012, 170,988 shares of Class A common stock (including dividend equivalent shares) were issuable on a non-contingent basis. Such shares were delivered in the first quarter of 2013. The Company is obligated to issue a maximum of 202,650 additional shares of Class A common stock if certain performance thresholds are achieved.

For a business acquired in 2011, the Company was obligated to pay earnout consideration if certain performance thresholds were achieved. The maximum potential earnout consideration payable by the Company could not exceed $7,000. For the years ended December 31, 2013 and 2012, no cash payments relating to the earnout consideration were required. As the performance thresholds ultimately were not achieved, the Company is no longer obligated to pay the earnout consideration.

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. These commitments have varying expiration dates, are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level. These commitments may not represent future cash requirements as they may expire without being drawn upon. At December 31, 2013, these commitments were not material.

See Notes 6 and 15 of Notes to Consolidated Financial Statements for information regarding commitments relating to investment capital funding commitments and obligations to fund our pension plans, respectively.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, LFB enters into underwriting commitments in which it participates as a joint underwriter. The settlement of such transactions are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations. At December 31, 2013, LFB had no such underwriting commitments.

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

Issuance of Class A Common Shares—During the year ended December 31, 2011, the Company issued an aggregate of 2,434,561 shares of Class A common stock and delivered 3,515,362 shares from Class A common stock held by its subsidiaries in connection with the LAM Merger (as described in Note 12 of Notes to Consolidated Financial Statements) and certain prior year business acquisitions.

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

During the years ended December 31, 2013, 2012 and 2011, Lazard Group distributed the following amounts to LAZ-MD Holdings and the subsidiaries of Lazard Ltd:

	Year Ended December 31,
	2013	2012	2011
Tax distributions:
LAZ-MD Holdings	$80	$–	$699
Subsidiaries of Lazard Ltd	2,896	–	16,800

	$2,976	$–	$17,499

Other distributions:
LAZ-MD Holdings	$920	$5,170	$4,383
Subsidiaries of Lazard Ltd	121,620	135,108	70,572

	$122,540	$140,278	$74,955

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

Exchange of Lazard Group Common Membership Interests—During the years ended December 31, 2013, 2012 and 2011, Lazard Ltd issued 839,658, 5,207,112 and 876,814 shares of Class A common stock, respectively, in connection with the exchange of a like number of Lazard Group common membership interests (received from members of LAZ-MD Holdings in exchange for a like number of LAZ-MD Holdings exchangeable interests).

See “Noncontrolling Interests” below for additional information regarding Lazard Ltd’s and LAZ-MD Holdings’ ownership interests in Lazard Group.

Share Repurchase Program—During the years ended December 31, 2013, 2012 and 2011, the Board of Directors of Lazard Ltd authorized the repurchase of Class A common stock and Lazard Group common membership interests as set forth in the table below.

Date	Share Repurchase Authorization	Expiration
February, 2011	$250,000	December 31, 2012
October, 2011	$125,000	December 31, 2013
April, 2012	$125,000	December 31, 2013
October, 2012	$200,000	December 31, 2014
October, 2013	$100,000	December 31, 2015

The Company expects that the share repurchase program, with respect to the Class A common stock, will primarily be used to offset a portion of the shares that have been or will be issued under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”). Pursuant to such authorizations, purchases have been made in the open market or through privately negotiated transactions. Purchases with respect to such program are set forth in the table below:

	Number of Shares/Common Membership Interests Purchased	Average Price Per Share/Common Membership Interest
Years Ending December 31:

2011	6,135,189	$33.39
2012	12,817,196	$27.66
2013	3,488,101	$37.98

As a result of the delivery of shares of Class A common stock through December 31, 2013 relating to (i) the settlement of vested restricted stock units (“RSUs”) and deferred stock units (“DSUs”), (ii) the incentive plan share awards of shares of restricted Class A common stock, (iii) the delivery of shares of restricted Class A common stock in exchange for RSUs and (iv) the delivery of shares of Class A common stock in connection with business acquisitions and the LAM Merger, there were 8,317,065 and 12,802,938 shares of Class A common stock held by our subsidiaries at December 31, 2013 and 2012, respectively. Such shares of Class A common stock are reported, at cost, as “Class A common stock held by subsidiaries” on the accompanying consolidated statements of financial condition.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

As of December 31, 2013, a total of $121,589 of share repurchase capacity remained available under the Company’s share repurchase authorizations, of which $21,589 and $100,000 will expire on December 31, 2014 and 2015, respectively.

Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A and Series B preferred stock. Series A and Series B preferred shares were issued in connection with certain prior year business acquisitions and are each non-participating securities convertible into Class A common stock, and have no voting or dividend rights. During the year ended December 31, 2011, 14,100 shares of Series A preferred stock was converted into shares of Class A common stock, resulting in the issuance of 2,434,561 shares of Class A common stock. As of both December 31, 2013 and 2012, 7,921 shares of Series A preferred stock were outstanding, and no shares of Series B preferred stock were outstanding. At December 31, 2013 and 2012, no shares of Series A preferred stock were convertible into shares of Class A common stock on a contingent or a non-contingent basis.

Accumulated Other Comprehensive Income (Loss), Net of Tax—The table below reflects the components of AOCI at December 31, 2013 and activity during the year then ended:

	Currency Translation Adjustments	Interest Rate Hedge	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2013	$19,405	$(2,502)	$(128,536)	$(111,633)	$(1,092)	$(110,541)

Activity January 1 to December 31, 2013:
Other comprehensive gain (loss) before reclassifications	(15,536)	–	(13,500)	(29,036)	495	(29,531)
Adjustments for items reclassified to earnings, net of tax	–	2,502	4,605	7,107	39	7,068

Net other comprehensive income (loss)	(15,536)	2,502	(8,895)	(21,929)	534	(22,463)

Balance, December 31, 2013	$3,869	$–	$(137,431)	$(133,562)	$(558)	$(133,004)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the year ended December 31, 2013:

Amortization of interest rate hedge	$2,502	(a)

Amortization relating to employee benefit plans	6,534	(b)
Less – related income taxes	1,929

Net of tax	4,605

Total reclassifications, net of tax	$7,107

(a)	Included in “interest expense” and “operating expenses—other” in the amounts of $939 and $1,563, respectively, on the consolidated statements of operations.
(b)	Included in the computation of net periodic benefit cost (see Note 15 of Notes to Consolidated Financial Statements). Such amount is included in “compensation and benefits” expense on the consolidated statement of operations.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Noncontrolling Interests—Noncontrolling interests principally represent interests held in (i) Lazard Group by LAZ-MD Holdings and (ii) Edgewater’s management vehicles that the Company is deemed to control, but does not own.

The following tables summarize the ownership interests in Lazard Group held by Lazard Ltd and LAZ-MD Holdings:

	Lazard Ltd		LAZ-MD Holdings		Total Lazard Group Common Membership Interests
As of December 31:	Common Membership Interests	% Ownership	Common Membership Interests	% Ownership
2011	123,009,311	94.8%	6,756,779	5.2%	129,766,090
2012	128,216,423	98.8%	1,549,667	1.2%	129,766,090
2013	129,056,081	99.5%	710,009	0.5%	129,766,090

The change in Lazard Ltd’s ownership in Lazard Group in the years ended December 31, 2013, 2012 and 2011 did not materially impact Lazard Ltd’s stockholders’ equity.

The tables below summarize net income (loss) attributable to noncontrolling interests for the years ended December 31, 2013, 2012 and 2011 and noncontrolling interests as of December 31, 2013 and 2012 in the Company’s consolidated financial statements:

	Net Income (Loss) Attributable to Noncontrolling Interests Year Ended December 31,
	2013	2012	2011
Edgewater	$3,913	$3,491	$4,130
LAZ-MD Holdings	1,198	5,114	11,964
Other	(209)	(129)	(452)

Total	$4,902	$8,476	$15,642

	Noncontrolling Interests As Of December 31,
	2013	2012
Edgewater	$66,641	$75,262
LAZ-MD Holdings	2,566	5,405
Other	582	1,217

Total	$69,789	$81,884

Dividends Declared, December 2013 and January 29, 2014—On December 10, 2013, the Board of Directors of Lazard Ltd (i) declared a special dividend of $0.25 per share on its Class A common stock payable on December 27, 2013 to stockholders of record on December 20, 2013 and (ii) on January 29, 2014, the Board of Directors of Lazard Ltd declared a quarterly dividend of $0.30 per share on its Class A common stock, payable on February 21, 2014, to stockholders of record on February 10, 2014.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

14.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2005 Plan and 2008 Plan and activity with respect thereto during the years ended December 31, 2013, 2012 and 2011, is presented below.

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

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, performance-based restricted stock units (“PRSUs”) and restricted stock awards) and “professional services” expense (with respect to DSUs) within the Company’s accompanying consolidated statements of operations:

	Year Ended December 31,
	2013	2012	2011
Share-based incentive awards:
RSUs (a)	$209,974	$298,809	$264,110
PRSUs	12,934	–	–
Restricted Stock (b)	11,374	10,003	9,767
DSUs	1,616	1,536	1,265

Total	$235,898	$310,348	$275,142

(a)	Includes charges relating to the cost saving initiatives and staff reductions, as applicable, for the years ended December 31, 2013 and 2012, aggregating $9,099 and $26,158, respectively (see Note 16 of Notes to Consolidated Financial Statements).
(b)	Includes charges relating to the cost saving initiatives for the years ended December 31, 2013 and 2012, of $247 and $713, respectively.

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

RSUs and DSUs

RSUs generally require future service as a condition for the delivery of the underlying shares of Class A common stock (unless the recipient is then eligible for retirement under the Company’s retirement policy) and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. PRSUs, which are a form of RSUs that are also subject to service-based vesting conditions, have additional conditions, and are described below. The grant date fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods (generally one-third after two years, and the remaining two-thirds after the third year), and is adjusted for actual forfeitures over such period.

RSUs generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any dividends paid on Class A common stock during such period. During the years ended December 31, 2013, 2012 and 2011, issuances of RSUs pertaining to such dividend participation rights and respective charges to “retained earnings”, net of estimated forfeitures, (with corresponding credits to “additional paid-in-capital”) consisted of the following:

	Year Ended December 31,
	2013	2012	2011
Number of RSUs issued	442,242	920,791	389,846
Charges to retained earnings, net of estimated forfeitures	$16,476	$24,990	$11,120

Non-executive members of the Board of Directors receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 39,315, 53,239 and 26,859 DSUs granted during the years ended December 31, 2013, 2012 and 2011, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into Class A common stock at the time of cessation of service to the Board and, for purposes of calculating diluted net income per share, are included in the diluted weighted average shares of Class A common stock outstanding using the “treasury stock” method. DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock, and resulted in nominal cash payments for the years ended December 31, 2013, 2012 and 2011.

The Company’s Directors’ Fee Deferral Unit Plan permits its Non-Executive Directors to elect to receive additional DSUs pursuant to the 2005 Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. During the years ended December 31, 2013, 2012 and 2011, 7,623, 10,597 and 8,184 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity relating to RSUs and DSUs during the three-year period ended December 31, 2013:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2011	22,108,635	$35.67	121,737	$34.46
Granted (including 389,846 RSUs relating to dividend participation)	7,002,736	$43.21	35,043	$36.09
Forfeited	(305,155)	$37.83	–	–
Vested	(8,054,387)	$39.13	(16,120)	$34.76

Balance, December 31, 2011	20,751,829	$36.84	140,660	$34.83
Granted (including 920,791 RSUs relating to dividend participation)	8,594,744	$27.68	63,836	$24.06
Forfeited	(581,411)	$35.59	–	–
Vested/Exchanged	(7,284,031)	$34.71	–	–

Balance, December 31, 2012	21,481,131	$33.92	204,496	$31.47
Granted (including 442,242 RSUs relating to dividend participation)	5,174,810	$37.21	46,938	$34.42
Forfeited	(268,900)	$34.47	–	–
Vested	(9,768,849)	$34.65	–	–

Balance, December 31, 2013	16,618,192	$34.51	251,434	$32.02

During the years ended December 31, 2013, 2012 and 2011, 9,768,849, 7,284,031 and 8,054,387 RSUs vested or were exchanged, respectively (including, in 2012, 1,523,642 RSUs that were exchanged for shares of restricted Class A common stock and 958,213 RSUs that were modified through forward purchase agreements into a liability award of $28,612). As of the modification date in 2012, the Company recorded a liability in “accrued compensation and benefits” of $26,922 related to such liability award and an offsetting reduction to “additional paid-in-capital”. Such liability awards were settled on March 1, 2013 for $28,612. During the year ended December 31, 2013, compensation expense of $1,690 was recorded for such liability awards. In connection with the vested RSUs, the Company satisfied its minimum statutory tax withholding requirements in lieu of issuing 3,651,050, 1,471,814 and 2,353,561 shares of Class A common stock in the years ended December 31, 2013, 2012 and 2011, respectively. Accordingly, 6,117,799, 3,330,362, and 5,700,826 shares of Class A common stock held by the Company were delivered during the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $156,537, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.0 years subsequent to December 31, 2013.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the three-year period ended December 31, 2013:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2011	95,332	$37.63
Granted	327,238	$43.70
Vested	(327,238)	$43.70

Balance, December 31, 2011	95,332	$37.63
Granted/Exchanged (a)	2,100,965	$34.34
Forfeited	(21,178)	$29.51
Vested	(202,510)	$31.43

Balance, December 31, 2012	1,972,609	$34.85
Granted	368,736	$36.74
Forfeited	(37,782)	$33.37
Vested	(1,728,509)	$36.00

Balance, December 31, 2013	575,054	$32.72

(a)	Includes, during the year ended December 31, 2012, as described above, 1,523,642 shares of restricted Class A common stock issued in exchange for 1,523,642 previously granted RSUs at a grant date fair value of $35.95 per share. The vesting terms of such restricted Class A common stock issued were substantially the same as those of the original awards exchanged. There was no incremental compensation cost incurred as a result of the exchanges.

As mentioned above, during 2012, the Company exchanged 1,523,642 RSUs for shares of restricted Class A common stock.

In connection with shares of restricted Class A common stock that vested during the years ended December 31, 2013 and 2012, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 18,599 and 28,129 shares of Class A common stock during such respective years. Accordingly, 1,709,910 and 174,381 shares of Class A common stock held by the Company were delivered during the years ended December 31, 2013 and 2012, respectively.

The awards include a cash dividend participation right equivalent to any dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At December 31, 2013, unrecognized restricted stock expense was approximately $7,361, with such expense to be recognized over a weighted average period of approximately 1.2 years subsequent to December 31, 2013.

PRSUs

During the year ended December 31, 2013, the Company granted 448,128 PRSUs. The PRSUs are subject to both performance-based and service-based vesting conditions. The number of shares of Class A common stock that a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics that relate to the Company’s performance over the three-year period beginning on January 1, 2012 and ending on December 31,

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

2014. The target number of shares of Class A common stock subject to each PRSU is one; however, based on the achievement of the performance criteria, the number of shares of Class A common stock that may be received in connection with each PRSU can range from zero to two times the target number (or, for the PRSUs granted in 2013, three times the target number in the event of a substantial increase in 2014 in our revenue (adjusted for certain items)). The PRSUs granted in 2013 will vest 33% in March 2015 and 67% in March 2016, provided the applicable service and performance conditions are satisfied. In addition, the performance metrics applicable to each PRSU will be evaluated on an annual basis at the end of each fiscal year during the performance period and, if the Company has achieved a threshold level of performance with respect to the fiscal year, 25% of the target number of shares of Class A common stock subject to each PRSU will no longer be at risk of forfeiture based on the achievement of performance criteria. PRSUs generally include dividend participation rights. In October 2013, the Company modified the outstanding PRSUs that may vest above the level of two times target to add incremental performance criteria. Pursuant to the modification, in addition to the previously applicable performance criteria, the Company would also have to achieve a particular level of fiscal year 2014 revenue (adjusted for certain items) in order for the PRSUs to vest between a level of two to three times the target level.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value of $36.11 per share. As of December 31, 2013, the total estimated unrecognized compensation expense for PRSUs granted in 2013 was approximately $19,430, and the Company expects to amortize such expense over a weighted-average period of approximately 1.4 years.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity relating to Lazard Fund Interests and other similar deferred compensation arrangements during the years ended December 31, 2013 and 2012:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2013	$47,445	$97,593
Granted	72,217	72,217
Settled	–	(24,006)
Forfeited	(1,075)	(1,544)
Amortization	(58,023)	–
Change in fair value related to:
Increase in fair value of underlying investments	–	14,099
Adjustment for estimated forfeitures	–	4,643
Other	(131)	(580)

Balance, December 31, 2013	$60,433	$162,422

	Prepaid Compensation	Compensation Liability
Balance, January 1, 2012	$17,783	$29,900
Granted	64,679	64,679
Settled	–	(10,646)
Forfeited	(1,603)	(1,711)
Amortization	(33,476)	–
Change in fair value related to:
Increase in fair value of underlying investments	–	7,557
Adjustment for estimated forfeitures	–	7,841
Other	62	(27)

Balance, December 31, 2012	$47,445	$97,593

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.5 years subsequent to December 31, 2013.

The following is a summary of the impact of Lazard Fund Interests and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying consolidated statements of operations for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012	2011
Amortization, net of forfeitures (a)	$62,197	$41,209	$14,551
Change in the fair value of underlying investments	14,099	7,557	(3,024)

Total	$76,296	$48,766	$11,527

(a)	Includes charges relating to the cost saving initiatives for the years ended December 31, 2013 and 2012, of $2,665 and $3,495, respectively.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Incentive Awards Granted In February 2014

In February 2014, the Company granted approximately $275,000 of deferred incentive awards (excluding PRSUs) to eligible employees. These grants included: RSUs or shares of restricted Class A common stock; deferred incentive awards that allow eligible employees the choice of receiving a portion of their award in a combination of (i) Lazard Fund Interests and (ii) additional RSUs or shares of restricted Class A common stock; deferred cash awards; and a portion of fund managers’ year-end incentive compensation that is reinvested in certain asset management funds. In addition, the Company granted approximately $16,000 of PRSUs (valued at the target payout level).

The RSUs, restricted Class A common stock and Lazard Fund Interests granted each provide for one-third vesting on March 1, 2016 and the remaining two-thirds vesting on March 1, 2017. The PRSUs granted provide for cliff vesting in March 2017, provided that the applicable service and performance conditions are satisfied, and will convert into Class A common stock within a range equal to zero to two times the target number of shares of Class A common stock subject to the awards. Compensation expense with respect to such incentive awards will generally be recognized over the vesting period, with such compensation expense to be recognized over a weighted average period of approximately 2.7 years.

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

Employer Contributions to Pension Plans—The Company’s funding policy for its U.S. and non-U.S. pension plans is to fund when required or when applicable upon an agreement with the plans’ Trustees. Management also evaluates from time to time whether to make voluntary contributions to the plans. The Company did not make a contribution to the U.S. pension plans during the year ended December 31, 2013. The Company does not expect to make a contribution to the U.S. pension plans during the year ending December 31, 2014.

On April 30, 2012, the Company and the Trustees of the U.K. pension plans concluded the December 31, 2010 triennial valuations of the plans. In connection with such valuations and a previously negotiated agreement with the Trustees, the Company and the Trustees agreed upon pension funding terms (the “agreement”) (which superseded the terms of an agreement reached in June 2009 with respect to the previous triennial valuation as of December 31, 2007) whereby the Company: (i) made a contribution in December 2011 to the plans of 2.3 million British pounds ($3,687 at December 31, 2011 exchange rates) from a previously established escrow account, (ii) agreed to make contributions of 1 million British pounds during each year from 2012 through 2020 inclusive and (iii) amended the previous escrow arrangement into an account security arrangement covering 10.2 million British pounds, committing to make annual contributions of 1 million British pounds into such account security arrangement during each year from 2014 through 2020 inclusive. It was further agreed that, to the extent that the value of the plans’ assets falls short of the funding target for June 1, 2020 that has been agreed upon with the Trustees, the assets from the account security arrangement would be released into the plans at that date. Additionally, the Company agreed to fund the expenses of administering the plans, including certain regulator levies and the cost of other professional advisors to the plans. The terms of the agreement are subject to adjustment based on the results of subsequent triennial valuations. The aggregate amount in the account security arrangement was approximately $16,900 and

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

$16,500 at December 31, 2013 and 2012 and has been recorded in “cash deposited with clearing organizations and other segregated cash” on the accompanying consolidated statements of financial condition. Income on the account security arrangement accretes to the Company and is recorded in interest income.

During the year ended December 31, 2013, the Company contributed 1.4 million British pounds to these U.K. pension plans and expects to contribute a similar amount during the year ending December 31, 2014. Additionally, during the year ended December 31, 2013, no contributions were made to other non-U.S. pension plans. The Company expects to contribute approximately $4,800 to these other non-U.S. pension plans during the year ending December 31, 2014.

The following table summarizes the changes in the benefit obligations, the fair value of the assets, the funded status and amounts recognized in the consolidated statements of financial condition for the post-retirement plans. The Company uses December 31 as the measurement date for its post-retirement plans.

	Pension Plans		Medical Plan
	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$656,025	$575,031	$5,668	$5,362
Service cost	940	670	53	60
Interest cost	27,219	27,636	182	211
Actuarial (gain) loss	32,329	57,057	(647)	310
Benefits paid	(23,258)	(26,420)	(176)	(275)
Foreign currency translation and other adjustments	16,595	22,051

Benefit obligation at end of year	709,850	656,025	5,080	5,668

Change in plan assets
Fair value of plan assets at beginning of year	607,705	568,911
Actual return on plan assets	41,353	33,882
Employer contributions	2,274	8,221	176	275
Benefits paid	(23,258)	(26,420)	(176)	(275)
Foreign currency translation and other adjustments	15,770	23,111

Fair value of plan assets at end of year	643,844	607,705	–	–

Funded (deficit) at end of year	$(66,006)	$(48,320)	$(5,080)	$(5,668)

Amounts recognized in the consolidated statements of financial condition at December 31, 2013 and 2012 consist of:
Prepaid pension asset (included in “other assets”)	$148	$2,659
Accrued benefit liability (included in “other liabilities”)	(66,154)	(50,979)	$(5,080)	$(5,668)

Net amount recognized	$(66,006)	$(48,320)	$(5,080)	$(5,668)

Amounts recognized in AOCI (excluding tax benefits of $30,448 and $25,989 at December 31, 2013 and 2012, respectively) consist of:
Actuarial net loss (gain)	$159,575	$143,133	$(597)	$50
Prior service cost	8,901	11,342	–	–

Net amount recognized	$168,476	$154,475	$(597)	$50

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the fair value of plan assets, the accumulated benefit obligation and the projected benefit obligation at December 31, 2013 and 2012:

	U.S. Pension Plans As Of December 31,		Non-U.S. Pension Plans As Of December 31,		Total As Of December 31,
	2013	2012	2013	2012	2013	2012
Fair value of plan assets	$26,200	$25,231	$617,644	$582,474	$643,844	$607,705
Accumulated benefit obligation	$29,427	$35,276	$680,423	$620,749	$709,850	$656,025
Projected benefit obligation	$29,427	$35,276	$680,423	$620,749	$709,850	$656,025

The following table summarizes the components of net periodic benefit cost (credit), the return on plan assets, benefits paid, contributions and other amounts recognized in AOCI for the years ended December 31, 2013, 2012 and 2011:

	Pension Plans For The Years Ended December 31,			Medical Plan For The Years Ended December 31,
	2013	2012	2011	2013		2012	2011
Components of Net Periodic Benefit Cost (Credit):
Service cost	$940	$670	$651		$53	$60	$69
Interest cost	27,219	27,636	28,266		182	211	278
Expected return on plan assets	(27,078)	(26,657)	(30,490)
Amortization of:
Prior service cost	2,843	2,751	2,979
Net actuarial loss	3,691	1,658	258
Settlement loss (a)	–	1,135

Net periodic benefit cost	$7,615	$7,193	$1,664		$235	$271	$347

Actual return on plan assets	$41,353	$33,882	$29,870	$
Employer contributions	$2,274	$8,221	$8,689		$176	$275	$347
Benefits paid	$23,258	$26,420	$21,718		$176	$275	$347
Other changes in plan assets and benefit obligations recognized in AOCI (excluding tax benefit of $4,459, $11,805 and $11,495 during the years ended December 31, 2013, 2012 and 2011, respectively):
Net actuarial (gain) loss	$17,251	$50,209	$51,703		$(647)	$310	$(438)
Reclassification of prior service (cost) credit to earnings	(2,843)	(2,751)	(2,979)
Reclassification of actuarial loss to earnings	(3,691)	(2,793)	(258)
Currency translation and other adjustments	3,284	2,729	(491)

Total recognized in AOCI	$14,001	$47,394	$47,975		$(647)	$310	$(438)

Net amount recognized in total periodic benefit cost and AOCI	$21,616	$54,587	$49,639		$(412)	$581	$(91)

(a)

During the year ended December 31, 2012, the Company’s pension plans in the U.S. made lump sum benefit payments in excess of the plans’ annual service and interest costs, which, under U.S. GAAP, requires that

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

the plans’ obligations and assets be remeasured. The remeasurement of the plans resulted in the recognition of actuarial losses totaling $2,167 recorded in “other comprehensive income (loss), net of tax” (“OCI”), which, combined with a settlement loss of $1,135 recognized in “compensation and benefits” expense, resulted in a net charge to OCI of $1,032.

The amounts in AOCI on the consolidated statement of financial condition as of December 31, 2013 that are expected to be recognized as components of net periodic benefit cost (credit) for the year ending December 31, 2014 are as follows:

	Pension Plans	Medical Plan	Total
Prior service cost	$2,954	$–	$2,954
Net actuarial loss (gain)	$4,451	$(90)	$4,361

The assumptions used to develop actuarial present value of the projected benefit obligation and net periodic pension cost as of or for the years ended December 31, 2013, 2012 and 2011 are set forth below:

	Pension Plans December 31,			Medical Plan December 31,
	2013	2012	2011	2013	2012	2011
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.3%	4.6%	4.8%	4.3%	3.4%	4.1%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	3.3%	3.2%	4.7%	3.4%	4.1%	5.0%
Expected long-term rate of return on plan assets	4.7%	4.7%	5.4%	–	–	–
Healthcare cost trend rates used to determine net periodic benefit cost:
Initial				8.0%	8.0%	8.0%
Ultimate				5.0%	6.0%	6.0%
Year ultimate trend rate achieved				2019	2016	2015

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

The assumed cost of healthcare has an effect on the amounts reported for the Company’s medical plan. A 1% change in the assumed healthcare cost trend rate would increase (decrease) our cost and obligation as follows:

	1% Increase		1% Decrease
	2013	2012	2013	2012
Cost	$33	$44	$(24)	$(31)
Obligation	$675	$880	$(494)	$(610)

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Expected Benefit Payments—The following table summarizes the expected benefit payments for the Company’s post-retirement plans for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

	Pension Plans	Medical Plan
2014	$23,736	$397
2015	25,095	398
2016	26,473	395
2017	26,721	392
2018	28,761	391
2019-2023	163,107	1,894

Plan Assets—The following tables present the categorization of our pension plans’ assets as of December 31, 2013 and 2012, measured at fair value, into a fair value hierarchy in accordance with fair value measurement disclosure requirements:

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Asset Category
Cash	$5,835	$–	$–	$5,835
Debt	43,764	–	–	43,764
Equities	27,762	–	–	27,762
Funds:
Alternative investments	907	43,123	698	44,728
Debt	11,942	323,812	2,222	337,976
Equity	183,779	–	–	183,779

Total	$273,989	$366,935	$2,920	$643,844

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Asset Category
Cash	$10,714	$–	$–	$10,714
Debt	47,298	–	–	47,298
Equities	29,337	–	–	29,337
Funds:
Alternative investments	–	39,930	404	40,334
Debt	12,430	307,695	2,024	322,149
Equity	157,873	–	–	157,873

Total	$257,652	$347,625	$2,428	$607,705

Activity in the fair value of the pension plans’ Level 3 debt and alternative investment funds for the years ended December 31, 2013 and 2012 consisted of net unrealized/realized gains of $434 and $443, respectively, favorable foreign currency translation adjustments of $58 and $77, respectively, and in 2012, purchases of $131.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Included in Level 1 equity funds are $81,633 and $106,873 as of December 31, 2013 and 2012, respectively, that are invested in funds managed by LAM.

Consistent with the plans’ investment strategies, at December 31, 2013 and 2012, the Company’s U.S. pension plan had 54% and 51%, respectively, of the plans’ assets invested in Level 1 equity funds and 46% and 49%, respectively, invested in Level 1 debt funds. The Company’s non-U.S. pension plans at December 31, 2013 and 2012 had 32% and 30%, respectively, of the plans’ assets invested in equities and equity funds that are primarily Level 1 assets; 60% and 61%, respectively of the plans’ assets invested in debt and debt funds that are primarily Level 2 assets, and 8% and 9%, respectively, of the plans’ assets invested in cash, which is a Level 1 asset, or in alternative investment funds that are primarily Level 2 assets.

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

Defined Contribution Plans—Pursuant to certain matching contributions, the Company contributes to employer sponsored defined contribution plans. Such contributions amounted to $11,778, $13,070 and $10,944 for the years ended December 31, 2013, 2012 and 2011, respectively, which are included in “compensation and benefits” expense on the consolidated statements of operations.

16.	COST SAVING INITIATIVES

Cost Saving Initiatives—In October 2012, the Company announced cost saving initiatives (the “Cost Saving Initiatives”) relating to the Company’s operations. These initiatives include streamlining our corporate structure and consolidating support functions; realigning our investments into areas with potential for the greatest long-term return; the settlement of certain contractual obligations; reducing occupancy costs; and creating greater flexibility to retain and attract the best people and invest in new growth areas.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Expenses associated with the implementation of the Cost Saving Initiatives were completed during the year ended December 31, 2013. The Company incurred these expenses, by segment, as reflected in the tables below:

	Financial Advisory	Asset Management	Corporate	Total
Year Ended December 31, 2013:
Compensation and benefits	$45,746	$236	$5,417	$51,399
Other	2,033	(1)	11,272	13,304

Total	$47,779	$235	$16,689	$64,703

	Financial Advisory	Asset Management	Corporate	Total
Cumulative October 2012 Through December 31, 2013:
Compensation and benefits	$121,879	$12,292	$17,215	$151,386
Other	3,432	732	11,729	15,893

Total	$125,311	$13,024	$28,944	$167,279

Activity related to the obligations pursuant to the Cost Saving Initiatives during 2013 was as follows:

	Accrued Compensation and Benefits	Other Liabilities	Total
Balance, January 1, 2013	$46,128	$1,714	$47,842
New charges	51,399	13,304	64,703
Less:
Non-cash charges	(12,007)	(3,387)	(15,394)
Settlements	(73,660)	(6,275)	(79,935)

Balance, December 31, 2013	$11,860	$5,356	$17,216

17.	INCOME TAXES

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The components of the Company’s provision (benefit) for income taxes for the years ended December 31, 2013, 2012 and 2011, and a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rates for such years, are shown below.

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$(3,678)	$2,094	$(501)
Foreign	41,084	27,650	35,885
State and local (primarily UBT)	(167)	5,813	2,342

Total current	37,239	35,557	37,726

Deferred:
Federal	19,934	(3,330)	16,167
Foreign	(4,520)	(1,127)	(2,832)
State and local (primarily UBT)	(960)	–	(6,121)

Total deferred	14,454	(4,457)	7,214

Total	$51,693	$31,100	$44,940

	Year Ended December 31,
	2013	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Income of noncontrolling interests	(0.8)	(2.4)	(2.0)
Share-based incentive compensation	–	7.4	–
Foreign source income not subject to U.S. income tax	(12.7)	(34.6)	(13.8)
Foreign taxes	14.1	13.5	8.3
State and local taxes (primarily UBT)	2.6	3.4	0.9
Change in U.S. federal valuation allowance	(14.9)	1.4	(8.3)
Other, net	0.5	1.4	(1.0)

Effective income tax rate	23.8%	25.1%	19.1%

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

	December 31,
	2013	2012
Deferred Tax Assets:
Basis adjustments (primarily as a result of the separation and recapitalization transactions that occurred during 2005 and from secondary offerings)	$739,059	$820,229
Compensation and benefits	250,413	243,564
Net operating loss and tax credit carryforwards	348,433	308,233
Depreciation and amortization	8,169	3,404
Other	58,273	30,626

Gross deferred tax assets	1,404,347	1,406,056
Valuation allowance	(1,225,305)	(1,238,765)

Deferred tax assets (net of valuation allowance)	$179,042	$167,291

Deferred Tax Liabilities:
Depreciation and amortization	$19,296	$33,715
Compensation and benefits	30,042	4,292
Goodwill	15,434	15,843
Other	70,394	50,648

Deferred tax liabilities	$135,166	$104,498

The basis adjustments recorded as of December 31, 2013 and 2012 are the result of:

•

purchases and redemptions of historical and working member interests consummated in connection with the separation and recapitalization of the Company, which resulted in deferred tax assets of $123,027 and $158,459 at December 31, 2013 and 2012, respectively,

•

tax basis step-ups resulting from the exchange of LAZ-MD exchangeable interests and from secondary offerings, and associated with the LAM Merger, which in the aggregate resulted in deferred tax assets of $603,552 and $638,993 at December 31, 2013 and 2012, respectively,

•	tax basis step-up for U.S. income tax purposes on certain U.K. assets, which resulted in deferred tax assets of $6,538 and $16,083 at December 31, 2013 and 2012, respectively, and

•	tax basis step-up for payments made under the tax receivable agreement of $5,942 and $6,694 at December 31, 2013 and 2012, respectively.

Although we have been profitable on a consolidated basis in the last three years, certain of our tax-paying entities have individually experienced minimal profits on a cumulative three-year basis and losses in 2012, primarily due to permanent differences between net income and taxable income at such entities. Considering the recent operating results of such entities, we have recorded valuation allowances on our deferred tax assets of $1,225,305 and $1,238,765 as of December 31, 2013 and December 31, 2012, respectively. The valuation allowance at December 31, 2013 reflects a net decrease of $13,460 from the balance of $1,238,765 at December 31, 2012. This net decrease in the valuation allowance for the year ended December 31, 2013 consists of additions of $13,375 and $22,010 for the amounts charged to income tax expense and stockholders’ equity, respectively, and a deduction of $48,845 which was credited to income tax expense.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

As mentioned previously, certain of our tax-paying entities have individually experienced minimal profits on a cumulative basis over the past several years and losses in 2012. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets will be realized. If the cumulative positive information outweighs the negative, including among other matters the achievement by the relevant tax-paying entities of sustainable levels of profitability, the evaluation of the realizability of the deferred tax assets could change and a significant amount of the valuation allowance could be released in whole or in part. This could occur at some point or points over the next few years, including as early as the end of 2014. If any significant valuation allowance reduction were to occur, we would likely have a negative effective tax rate in the period in which such reduction occurs.

The Company had net operating loss and tax credit carryforwards for which related deferred tax assets were recorded at December 31, 2013 primarily relating to:

(i)	indefinite-lived carryforwards (subject to various limitations) of approximately $74,619, primarily in the U.K., France, Australia, Italy, Germany, Singapore and Italy; and

(ii)	certain carryforwards of approximately $266,243 in the U.S., which begin expiring in 2029.

As a result of certain realization requirements regarding share-based incentive plan awards, certain deferred tax assets pertaining to tax deductions related to equity compensation in excess of compensation recognized for financial reporting that would otherwise have been recognized at December 31, 2013 and 2012 of $30,200 and $19,900 are not included in the table above. The impact of such excess tax deductions will be recorded in stockholders’ equity if and when such deferred tax assets are ultimately realized.

With few exceptions, the Company is no longer subject to income tax examination by foreign tax authorities and by U.S. federal, state and local tax authorities for years prior to 2009. While we are under examination in various tax jurisdictions with respect to certain open years, the Company does not expect that the result of any final determination related to these examinations will have a material impact on its financial statements. Developments with respect to such examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.

A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year Ended December 31,
	2013	2012	2011
Balance, January 1 (excluding interest and penalties of $14,799, $8,454 and $7,099, respectively)	$55,947	$62,200	$58,605
Increases in gross unrecognized tax benefits relating to tax positions taken during:
Prior years	417	1,393	1,081
Current year	17,596	19,690	16,928
Decreases in gross unrecognized tax benefits relating to:
Tax positions taken during prior years	(385)	(5,397)	(5,133)
Settlements with tax authorities	(5,587)	(12,077)	–
Lapse of the applicable statute of limitations	(5,083)	(9,862)	(9,281)

Balance, December 31 (excluding interest and penalties of $12,200, $14,799 and $8,454, respectively)	$62,905	$55,947	$62,200

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Additional information with respect to unrecognized tax benefits is as follows:

	Year Ended December 31,
	2013	2012	2011
Unrecognized tax benefits at the end of the year that, if recognized, would favorably affect the effective tax rate (includes interest and penalties of $12,200, $14,799 and $8,454, respectively)	$36,272	$44,452	$44,545
Offset to deferred tax assets for unrecognized tax benefits that, if recognized, would not affect the effective tax rate	$38,833	$26,294	$26,109
Interest and penalties recognized in current income tax expense (after giving effect to the reversal of interest and penalties of $7,326, $3,130 and $1,785, respectively)	$(2,599)	$6,345	$1,355

The Company anticipates that it is reasonably possible that approximately $8,600 of unrecognized tax benefits recorded at December 31, 2013 may be recognized within 12 months as a result of the lapse of the statute of limitations in various tax jurisdictions.

Tax Receivable Agreement

The redemption of historical partner interests in connection with the Company’s separation and recapitalization that occurred in May 2005 and the subsequent exchanges through December 31, 2013 of LAZ-MD Holdings exchangeable interests for shares of Class A common stock have resulted, and future exchanges of LAZ-MD Holdings exchangeable interests for shares of Class A common stock may result, in increases in the tax basis of the tangible and/or intangible assets of Lazard Group. Included in our deferred tax assets as of December 31, 2013 are approximately $652,000 related to certain basis step-up assets and approximately $257,000 of net operating losses generated by the amortization of such step-up assets, all of which are subject to the tax receivable agreement dated as of May 10, 2005 with LFCM Holdings. The tax receivable agreement requires the Company to pay LFCM Holdings 85% of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of these increases in tax basis. The Company records provisions for payments under the tax receivable agreement to the extent they are probable and estimable. During the years ended December 31, 2013 and 2011, the Company recorded a provision pursuant to tax receivable agreement of $1,249 and $429, respectively, in “operating expenses—other” on the consolidated statements of operations (no provision was required for the year ended December 31, 2012).

18.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

The Company’s basic and diluted net income per share calculations for the years ended December 31, 2013, 2012 and 2011 are computed as described below.

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

The calculations of the Company’s basic and diluted net income per share and weighted average shares outstanding for the years ended December 31, 2013, 2012 and 2011 are presented below:

	Year Ended December 31,
	2013	2012	2011
Net income attributable to Lazard Ltd	$160,212	$84,309	$174,917
Add (deduct) - adjustment associated with Class A common stock issuable on a non-contingent basis	—	7	284

Net income attributable to Lazard Ltd - basic	160,212	84,316	175,201
Add - dilutive effect, as applicable, of:
Adjustments to income relating to interest expense and changes in net income attributable to noncontrolling interests resulting from assumed Class A common stock issuances in connection with share-based incentive compensation, convertible debt, convertible preferred stock and exchangeable interests, net of tax	1,065	371	12,512

Net income attributable to Lazard Ltd - diluted	$161,277	$84,687	$187,713

Weighted average number of shares of Class A common stock outstanding	120,096,305	116,163,821	115,005,676
Add - adjustment for shares of Class A common stock issuable on a non-contingent basis	757,962	790,168	3,026,344

Weighted average number of shares of Class A common stock outstanding - basic	120,854,267	116,953,989	118,032,020
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of Class A common stock issuable from share-based incentive compensation, convertible debt, convertible preferred stock and exchangeable interests	12,882,812	12,371,633	19,597,505

Weighted average number of shares of Class A common stock outstanding - diluted	133,737,079	129,325,622	137,629,525

Net income attributable to Lazard Ltd per share of Class A common stock:
Basic	$1.33	$0.72	$1.48

Diluted	$1.21	$0.65	$1.36

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

19.	RELATED PARTIES

Amounts receivable from, and payable to, related parties are set forth below:

	December 31,
	2013	2012
Receivables
LFCM Holdings	$7,794	$20,529
Other	126	3,272

Total	$7,920	$23,801

Payables
LFCM Holdings	$4,300	$2,943
Other	731	705

Total	$5,031	$3,648

LFCM Holdings

LFCM Holdings owns and operates the capital markets business and fund management activities, as well as other specified non-operating assets and liabilities, that were transferred to it by Lazard Group (referred to as the “separated businesses”) in May 2005 and is owned by former and current managing directors (which also include the Company’s executive officers) who were or are also members of LAZ-MD Holdings. In addition to the master separation agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings (the “master separation agreement”), which effected the separation and recapitalization that occurred in May 2005, LFCM Holdings entered into certain agreements that addressed various business matters associated with the separation, including agreements related to administrative and support services (the “administrative services agreement”), employee benefits, insurance matters and licensing. In addition, LFCM Holdings and Lazard Group entered into a business alliance agreement (the “business alliance agreement”). Certain of these agreements are discussed below.

Under the employee benefits agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings, LFCM Holdings generally assumed, as of the completion of the separation and recapitalization transactions, all outstanding and future liabilities in respect of the former and current employees of the separated businesses. The Company retained all accrued liabilities under, and assets of, the pension plans in the U.S. and the U.K. as well as the 401(k) plan accounts of the inactive employees of LFCM Holdings and its subsidiaries.

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

The business alliance agreement provides, among other matters, that Lazard Group will refer to LFCM Holdings selected opportunities for underwriting and distribution of securities. In addition, Lazard Group will provide assistance in the execution of any such referred business. In exchange for the referral obligation and assistance, Lazard Group will receive a referral fee from LFCM Holdings equal to approximately one-half of the revenue obtained by LFCM Holdings in respect of any underwriting or distribution opportunity. In addition, LFCM Holdings will refer opportunities in the Financial Advisory and Asset Management businesses to Lazard Group. In exchange for this referral, LFCM Holdings will be entitled to a customary finders’ fee from Lazard Group. The business alliance agreement further provides that, during the term of the business alliance, LFNY and Lazard Asset Management Securities LLC, an indirect wholly-owned subsidiary of LFNY, will introduce execution and settlement transactions to broker-dealer entities affiliated with LFCM Holdings. The business alliance agreement is subject to periodic automatic renewal, unless Lazard Group or LFCM Holdings elects to terminate the agreement in connection with any such renewal or elects to terminate on account of a change of control of the other party. As of December 31, 2013, the date by which either party was required to provide notice of non-renewal had been tolled, and neither party had given notice of non-renewal or termination.

For the years ended December 31, 2013, 2012 and 2011, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $1,456, $7,637 and $10,277, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $(1,646), $5,947 and $18,862, respectively. Amounts relating to the administrative services agreement are reported as reductions to operating expenses. Net referral fees for underwriting transactions under the business alliance agreement are reported in “revenue-other”. Net referral fees for private placement, M&A and restructuring transactions under the business alliance agreement are reported in advisory fee revenue.

Receivables from LFCM Holdings and its subsidiaries as of December 31, 2013 and 2012 include $3,112 and $14,299, respectively, related to administrative and support services and other receivables which include sublease income and reimbursement of expenses incurred on behalf of LFCM Holdings, and $4,682 and $6,230, respectively, related to referral fees for underwriting and private placement transactions. Payables to LFCM Holdings and its subsidiaries at December 31, 2013 and 2012 include $3,051 and $2,943, respectively, primarily relating to referral fees for Financial Advisory transactions, and, at December 31, 2013, $1,249 related to obligations pursuant to the tax receivable agreement (see Note 17 of Notes to Consolidated Financial Statements).

Other

For the years ended December 31, 2013, 2012 and 2011, amounts recorded by Lazard Group relating to referral fees for restructuring and M&A transactions and fee sharing with MBA Lazard Holdings S.A. and its affiliates (“MBA”), an Argentina-based group in which the Company has a 50% ownership interest, amounted to $(2,221), $1,506 and $1,866, respectively, and are reported in advisory fee revenue.

Other receivables and payables at December 31, 2013 and 2012 primarily relate to referral fees for M&A and restructuring transactions with MBA and at December 31, 2012 a related party loan.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

LAZ-MD Holdings

Lazard Group provides certain administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the years ended December 31, 2013, 2012 and 2011, such charges amounted to $1,000, $1,000 and $750, respectively.

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

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6  2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At December 31, 2013, LFNY’s regulatory net capital was $110,317, which exceeded the minimum requirement by $106,944.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At December 31, 2013, the aggregate regulatory net capital of the U.K. Subsidiaries was $77,786, which exceeded the minimum requirement by $63,349.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the ACPR for its banking activities conducted through its subsidiary, LFB. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), also are subject to regulation and supervision by the Autorité des Marchés Financiers. At December 31, 2013, the consolidated regulatory net capital of CFLF was $196,109, which exceeded the minimum requirement set for regulatory capital levels by $162,915. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

certain other non-financial advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this new supervision, the combined European regulated group is required to comply with periodic financial, regulatory net capital and other reporting obligations. Additionally, the combined European regulated group, together with our European financial advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure (which is similar to the information that the Company had already been providing informally). This new supervision under, and provision of information to, the ACPR became effective December 31, 2013.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At December 31, 2013, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $113,118, which exceeded the minimum required capital by $78,848.

At December 31, 2013, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

Any new or expanded rules and regulations that may be adopted in countries in which we operate (including regulations that have not yet been proposed) could affect us in other ways.

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

The Company’s segment information for the years ended December 31, 2013, 2012 and 2011 is prepared using the following methodology:

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

For the years ended December 31, 2013, 2012 and 2011, no individual client constituted more than 10% of the net revenue of any of the Company’s business segments.

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		As Of Or For The Year Ended December 31,
		2013(b)	2012(b)	2011
Financial Advisory	Net Revenue	$980,577	$1,049,090	$992,107
	Operating Expenses (a)	959,668	1,057,620	929,688

	Operating Income (Loss)	$20,909	$(8,530)	$62,419

	Total Assets	$714,708	$793,007	$767,699

Asset Management	Net Revenue	$1,039,130	$896,260	$897,401
	Operating Expenses (a)	704,045	659,502	628,945

	Operating Income	$335,085	$236,758	$268,456

	Total Assets	$612,018	$566,677	$583,524

Corporate	Net Revenue	$(34,355)	$(32,902)	$(59,996)
	Operating Expenses (a)	104,832	71,441	35,380

	Operating Loss	$(139,187)	$(104,343)	$(95,376)

	Total Assets	$1,684,411	$1,627,209	$1,730,713

Total	Net Revenue	$1,985,352	$1,912,448	$1,829,512
	Operating Expenses (a)	1,768,545	1,788,563	1,594,013

	Operating Income	$216,807	$123,885	$235,499

	Total Assets	$3,011,137	$2,986,893	$3,081,936

(a)	Operating expenses include depreciation and amortization of property as set forth in table below.

	Year Ended December 31,
	2013	2012	2011
Financial Advisory	$5,256	$5,710	$6,739
Asset Management	2,556	3,250	3,502
Corporate	26,938	21,895	14,339

Total	$34,750	$30,855	$24,580

(b)	See Note 16 of Notes to Consolidated Financial Statements for information regarding the Cost Saving Initiatives announced by the Company in 2013 and 2012, and the impact on each of the Company’s business segments.

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

	As Of Or For The Year Ended December 31,
	2013	2012	2011
Net Revenue:
United States	$1,217,014	$1,172,566	$1,083,457
United Kingdom	205,695	180,784	190,307
France	281,740	265,523	234,441
Other Western Europe	123,975	132,754	174,284
Rest of World	156,928	160,821	147,023

Total	$1,985,352	$1,912,448	$1,829,512

Operating Income (Loss):
United States	$234,247	$169,111	$209,236
United Kingdom	(6,474)	(37,329)	(18,074)
France	14,845	8,332	8,262
Other Western Europe	(8,260)	(20,812)	27,276
Rest of World	(17,551)	4,583	8,799

Total	$216,807	$123,885	$235,499

Identifiable Assets:
United States	$1,529,695	$1,507,331	$1,630,547
United Kingdom	239,606	226,578	253,365
France	824,712	808,655	773,196
Other Western Europe	118,939	114,763	116,682
Rest of World	298,185	329,566	308,146

Total	$3,011,137	$2,986,893	$3,081,936

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY RESULTS (UNAUDITED)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2013 and 2012. These quarterly results were prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	2013 Fiscal Quarter
	First(a)	Second(a)	Third	Fourth(b)	Year
	(dollars in thousands, except per share data)
Net revenue	$401,903	$490,405	$480,354	$612,690	$1,985,352
Operating expenses	380,306	449,467	399,236	539,536	1,768,545

Operating income	$21,597	$40,938	$81,118	$73,154	$216,807

Net income	$17,649	$31,921	$62,748	$52,796	$165,114
Less - net income (loss) attributable to noncontrolling interests	2,289	568	2,466	(421)	4,902

Net income attributable to Lazard Ltd	$15,360	$31,353	$60,282	$53,217	$160,212

Attributable to Lazard Ltd Class A common stockholders:
Net income per share of common stock:
Basic	$0.13	$0.26	$0.49	$0.44	$1.33
Diluted	$0.12	$0.24	$0.45	$0.40	$1.21
Dividends declared per share of common stock	—	$0.25	$0.25	$0.50	$1.00

(a)	See Note 16 of Notes to Consolidated Financial Statements for information regarding the Cost Saving Initiatives.
(b)	See Note 11 of Notes to Consolidated Financial Statements for information regarding the debt refinancing.

	2012 Fiscal Quarter
	First	Second	Third	Fourth(a)	Year
	(dollars in thousands, except per share data)
Net revenue	$486,039	$436,910	$428,806	$560,693	$1,912,448
Operating expenses	448,216	392,377	382,080	565,890	1,788,563

Operating income (loss)	$37,823	$44,533	$46,726	$(5,197)	$123,885

Net income (loss)	$29,056	$34,162	$33,673	$(4,106)	$92,785
Less - net income attributable to noncontrolling interests	3,504	3,341	372	1,259	8,476

Net income (loss) attributable to Lazard Ltd	$25,552	$30,821	$33,301	$(5,365)	$84,309

Attributable to Lazard Ltd Class A common stockholders:
Net income (loss) per share of common stock:
Basic	$0.21	$0.26	$0.29	$(0.05)	$0.72
Diluted	$0.20	$0.24	$0.26	$(0.05)	$0.65
Dividends declared per share of common stock	$0.16	$0.20	$0.20	$ 0.60	$1.16

(a)	See Note 16 of Notes to Consolidated Financial Statements for information regarding the Cost Saving Initiatives announced in the fourth quarter of 2012.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2013 (the end of the period covered by this Annual Report on Form 10-K). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Information regarding members of the Board of Directors, including its audit committee and audit committee financial experts, as well as information regarding our Code of Business Conduct and Ethics that applies to our Chief Executive Officer and senior financial officers, will be presented in Lazard Ltd’s definitive proxy statement for its 2014 annual general meeting of shareholders, which will be held in April 2014, and is incorporated herein by reference. Information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Lazard Ltd’s definitive proxy statement for its 2014 annual general meeting of shareholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding executive officer and director compensation will be presented in Lazard Ltd’s definitive proxy statement for its 2014 annual general meeting of shareholders, which will be held in April 2014, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related shareholder matters will be presented in Lazard Ltd’s definitive proxy statement for its 2014 annual general meeting of shareholders, which will be held in April 2014, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 regarding securities issued under our 2005 Equity Incentive Plan and 2008 Incentive Compensation Plan.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	2008 Incentive Compensation Plan(1)	18,760,475		(4)	20,169,352
Equity compensation plans not approved by security holders	2005 Equity Incentive Plan(2)	40,405	(3)	(4)	6,825,575	(5)

Total		18,800,880	(3)		26,994,927

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
(3)

Represents outstanding stock unit awards, after giving effect to forfeitures, as of December 31, 2013. As of that date, the only grants made under the 2005 Equity Incentive Plan and 2008 Incentive Compensation Plan have been in the form of stock unit awards and restricted stock awards. See Note 14 of Notes to Consolidated Financial Statements for a description of the plans.

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

Information regarding certain relationships and related transactions, and director independence, will be presented in Lazard Ltd’s definitive proxy statement for its 2014 annual general meeting of shareholders, which will be held in April 2014, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be presented in Lazard Ltd’s definitive proxy statement for its 2014 annual general meeting of shareholders, which will be held in April 2014, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof and in Part II, Item 8 hereof.

2.	Financial Statement Schedule

The financial statement schedule required in the Annual Report on Form 10-K is listed on page F-1 hereof. The required schedule appears on pages F-2 through F-6 hereof.

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

4.4	Fourth Supplemental Indenture, dated as of June 21, 2007, between Lazard Group LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on June 22, 2007).

4.5	Fifth Supplemental Indenture, dated as of November 14, 2013, between Lazard Group LLC and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on November 14, 2013).

4.6	Form of Senior Note (included in Exhibits 4.3, 4.4 and 4.5).

10.1	Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006, by and among LAZ-MD Holdings LLC, the Registrant and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.2	First Amendment, dated as of May 7, 2008, to the Amended and Restated Stockholders’ Agreement dated as of November 6, 2006, between LAZ-MD Holdings LLC and Lazard Ltd (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 9, 2008).

10.3	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.4	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

10.5	Amendment No. 2, dated as of May 9, 2008, to the Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 8, 2008).

10.6	Amendment No. 3, dated as of April 27, 2010, to the Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.7	Tax Receivable Agreement, dated as of May 10, 2005, by and among Ltd Sub A, Ltd Sub B and LFCM Holdings LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8	Employee Benefits Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9	Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.10	License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co., Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.11	Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.12	Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.13	Amendment and Consent, dated February 9, 2009, to the Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.14	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.15	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.16	Amendment dated as of February 16, 2011, by and among RCPI Landmark Properties, L.L.C. (as the successor in interest to Rockefeller Center Properties), RCPI 30 Rock 22234849, L.L.C. and Lazard Group LLC (as the successor in interest to Lazard Frères & Co. LLC), to the Lease dated as of January 27, 1994, by and among Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.17	Occupational Lease, dated as of August 9, 2002, by and among Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.18*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.19*	Lazard Ltd’s 2008 Incentive Compensation Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.20*	2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.21*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for, Scott D. Hoffman (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.22*	Form of First Amendment, dated as of May 7, 2008, to Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, for Scott D. Hoffman (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 9, 2008).

10.23*	Amendment, dated as of February 23, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005 and amended as of May 7, 2008, for Scott D. Hoffman (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.24*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.25*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between Lazard Group LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.26*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, with Alexander F. Stern (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on March 23, 2010).

10.27*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, by and between Lazard Group LLC and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 001-32492) filed on March 1, 2010).

10.28*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, with Kenneth M. Jacobs (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) field on March 23, 2010).

10.29*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between Lazard Group LLC and Matthieu Bucaille (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.30*	First Amendment, dated as of April 1, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, between Lazard Group LLC and Matthieu Bucaille (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.31*	Acknowledgement Letter, dated as of November 6, 2006 from Lazard Group LLC to certain managing directors of Lazard Group LLC modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 7, 2006).

10.32	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.33	Registration Rights Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.34*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.35*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.36*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.37*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.38*	Form of Agreement evidencing a grant of Deferred Cash Award to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.39*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.40*	First Amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 1, 2007).

10.41	Agreement and Plan of Merger, dated as of August 14, 2008, by and among Lazard Ltd, LAZ Sub I, Lazard Asset Management LLC and Lazard Asset Management Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on August 15, 2008).

10.42	Senior Revolving Credit Agreement, dated as of September 25, 2012, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 1, 2012).

10.43*	Form of Agreement evidencing a grant of Restricted Stock under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.44*	Form of Agreement evidencing a grant of Lazard Fund Interests under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.45*	Form of Agreement evidencing a grant of Restricted Stock Units and Restricted Stock to Executive Officers who are or may become eligible for retirement under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.53 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 2, 2012).

10.46*	First Amendment, dated as of August 2, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 15, 2005, between Lazard Group LLC and Ashish Bhutani (incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on August 4, 2011).

10.47*

Second Amendment, dated as of October 24, 2012, to the Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005 and amended on March 23, 2010, among the Registrant, Lazard Group LLC and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q

filed on November 1, 2012).

10.48*	Second Amendment, dated as of March 14, 2013, to the Agreement Relating to Retention and Noncompetition and Other Covenants dated as of March 15, 2005 and amended on August 2, 2011, among the Registrant, Lazard Group LLC and Ashish Bhutani (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2013).

10.49*	Second Amendment, dated as of March 14, 2013, to the Agreement Relating to Retention and Noncompetition and Other Covenants dated as of October 4, 2004 and amended on April 1, 2011, among the Registrant, Lazard Group LLC and Matthieu Bucaille (incorporated by reference to Exhibit 10.51 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2013).

10.50*	Second Amendment, dated as of March 14, 2013, to the Agreement Relating to Retention and Noncompetition and Other Covenants dated as of May 4, 2005 and amended on May 7, 2008 and February 23, 2011, among the Registrant, Lazard Group LLC and Scott D. Hoffman (incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2013).

10.51*	Second Amendment, dated as of March 14, 2013, to the Agreement Relating to Retention and Noncompetition and Other Covenants dated as of October 4, 2004 and amended on March 23, 2010, among the Registrant, Lazard Group LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.53 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2013).

10.52*	Form of Agreement evidencing a grant of Performance-Based Stock Units under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2013).

10.53*	Form of Agreement evidencing a grant of Lazard Fund Interests to Named Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2013).

10.54*	Form of Agreement evidencing a grant of Restricted Stock Units to Named Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2013).

12.1	Computation of Ratio of Earnings to Fixed Charges.

18.1	Preferability Letter Regarding Change in Accounting Principle Relating to Goodwill.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Matthieu Bucaille.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Matthieu Bucaille.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

LAZARD LTD

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

ITEMS 15 (a)(1) AND 15 (a)(2)

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2013 AND 2012

(dollars in thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$688	$298
Investments in subsidiaries, equity method	(1,818,211)	(1,852,072)
Due from subsidiaries	2,379,308	2,421,780
Other assets	4	–

Total assets	$561,789	$570,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Due to subsidiaries	$1,488	$254
Other liabilities	92	96

Total liabilities	1,580	350

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A—7,921 shares issued and outstanding at December 31, 2013 and 2012	–	–
Series B—no shares issued and outstanding	–	–
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 129,056,081 and 128,216,423 shares issued at December 31, 2013 and 2012, respectively, including shares held by subsidiaries as indicated below)	1,291	1,282
Class B, par value $.01 per share (1 share authorized, issued and outstanding at December 31, 2013 and 2012)	–	–
Additional paid-in-capital	737,899	846,050
Retained earnings	203,236	182,647
Accumulated other comprehensive loss, net of tax	(133,004)	(110,541)

	809,422	919,438
Class A common stock held by subsidiaries, at cost (8,317,065 and 12,802,938 shares at December 31, 2013 and 2012, respectively)	(249,213)	(349,782)

Total stockholders’ equity	560,209	569,656

Total liabilities and stockholders’ equity	$561,789	$570,006

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
REVENUE
Equity in earnings of subsidiaries	$103,769	$20,598	$109,294
Interest and other income	58,227	65,319	67,042

Total revenue	161,996	85,917	176,336

OPERATING EXPENSES
Professional services	1,662	1,477	1,276
Other	122	131	143

Total operating expenses	1,784	1,608	1,419

NET INCOME	$160,212	$84,309	$174,917

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
NET INCOME	$160,212	$84,309	$174,917

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	(15,438)	15,431	(8,760)
Amortization of interest rate hedge	2,488	1,042	1,000
Employee benefit plans:
Actuarial loss (net of tax benefit of $6,353, $12,796 and $11,874 for the years ended December 31, 2013, 2012 and 2011, respectively)	(13,426)	(39,817)	(36,256)
Adjustments for items reclassified to earnings (net of tax expense of $1,918, $1,131 and $977 for the years ended December 31, 2013, 2012 and 2011, respectively)	4,580	4,347	2,091

OTHER COMPREHENSIVE LOSS, NET OF TAX	(21,796)	(18,997)	(41,925)

COMPREHENSIVE INCOME	$138,416	$65,312	$132,992

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$160,212	$84,309	$174,917
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items included in net income:
Equity in earnings of subsidiaries	(103,769)	(20,598)	(109,294)
Changes in due to/from subsidiaries	65,574	71,566	4,945
Changes in other operating assets and liabilities	(7)	(89)	12

Net cash provided by operating activities	122,010	135,188	70,580

CASH FLOWS FROM FINANCING ACTIVITIES:
Class A common stock dividends	(121,620)	(135,108)	(70,572)

Net cash used in financing activities	(121,620)	(135,108)	(70,572)

Net increase in cash and cash equivalents	390	80	8
Cash and cash equivalents, January 1	298	218	210

Cash and cash equivalents, December 31	$688	$298	$218

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Supplemental investing non-cash transaction:
Class A common stock issued/issuable in connection with business acquisitions	$–	$–	$39,654

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

The Parent Company Financial Statements as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosures in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable. Actual results could differ materially from these estimates.

The Parent Company Financial Statements include investments in subsidiaries, accounted for under the equity method.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2014

LAZARD LTD

By:	/s/ Kenneth M. Jacobs

Kenneth M. Jacobs
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Kenneth M. Jacobs Kenneth M. Jacobs	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2014

/s/ Matthieu Bucaille Matthieu Bucaille	Chief Financial Officer (Principal Financial Officer)	February 27, 2014

/s/ Dominick Ragone Dominick Ragone	Chief Accounting Officer	February 27, 2014

/s/ Andrew M. Alper Andrew M. Alper	Director	February 27, 2014

/s/ Ashish Bhutani Ashish Bhutani	Director	February 27, 2014

/s/ Steven J. Heyer Steven J. Heyer	Director	February 27, 2014

/s/ Sylvia Jay Sylvia Jay	Director	February 27, 2014

/s/ Philip A. Laskawy Philip A. Laskawy	Director	February 27, 2014

/s/ Laurent Mignon Laurent Mignon	Director	February 27, 2014

/s/ Richard D. Parsons Richard D. Parsons	Director	February 27, 2014

/s/ Hal S. Scott Hal S. Scott	Director	February 27, 2014

/s/ Michael J. Turner Michael J. Turner	Director	February 27, 2014

II-1