Form 10-Q
period 2014-06-30
Lazard Ltd
filed 2014-07-28
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 18, 2014, there were 129,766,091 shares of the Registrant’s Class A common stock outstanding (including 7,728,531 shares held by subsidiaries).

When we use the terms “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd has no material operating assets other than indirect ownership as of June 30, 2014 of all of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

(dollars in thousands, except for per share data)

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$684,491	$841,482
Deposits with banks	322,280	244,879
Cash deposited with clearing organizations and other segregated cash	67,661	62,046

Receivables (net of allowance for doubtful accounts of $29,943 and $28,777 at June 30, 2014 and December 31, 2013, respectively):
Fees	439,957	452,535
Customers and other	80,125	52,220
Related parties	24,243	7,920

	544,325	512,675
Investments	538,924	478,105

Property (net of accumulated amortization and depreciation of $270,972 and $253,930 at June 30, 2014 and December 31, 2013, respectively)	236,288	248,796

Goodwill and other intangible assets (net of accumulated amortization of $47,306 and $45,379 at June 30, 2014 and December 31, 2013, respectively)	368,542	363,877
Other assets	316,965	259,277

Total Assets	$3,079,476	$3,011,137

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

(dollars in thousands, except for per share data)

	June 30, 2014	December 31, 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$401,002	$275,434
Accrued compensation and benefits	420,872	523,063
Senior debt	1,048,350	1,048,350
Capital lease obligations	14,530	15,834
Related party payables	62,769	5,031
Other liabilities	565,252	513,427

Total Liabilities	2,512,775	2,381,139
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - 7,921 shares issued and outstanding at June 30, 2014 and December 31, 2013	–	–
Series B - no shares issued and outstanding	–	–
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 129,766,091 and 129,056,081 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively, including shares held by subsidiaries as indicated below)	1,298	1,291
Class B, par value $.01 per share (1 share authorized, issued and outstanding at December 31, 2013)	–	–
Additional paid-in-capital	612,952	737,899
Retained earnings	285,476	203,236
Accumulated other comprehensive loss, net of tax	(127,480)	(133,004)

	772,246	809,422
Class A common stock held by subsidiaries, at cost (7,728,531 and 8,317,065 shares at June 30, 2014 and December 31, 2013, respectively)	(272,184)	(249,213)

Total Lazard Ltd Stockholders’ Equity	500,062	560,209
Noncontrolling interests	66,639	69,789

Total Stockholders’ Equity	566,701	629,998

Total Liabilities and Stockholders’ Equity	$3,079,476	$3,011,137

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE
Investment banking and other advisory fees	$279,907	$260,241	$552,582	$428,345
Asset management fees	275,877	234,921	528,908	466,058
Interest income	1,153	1,345	2,572	2,476
Other	25,668	14,209	47,896	35,895

Total revenue	582,605	510,716	1,131,958	932,774
Interest expense	15,709	20,311	31,662	40,466

Net revenue	566,896	490,405	1,100,296	892,308

OPERATING EXPENSES
Compensation and benefits	345,924	331,131	667,489	608,870
Occupancy and equipment	28,367	39,738	56,679	69,042
Marketing and business development	20,894	25,377	40,127	43,569
Technology and information services	21,954	20,134	45,441	43,114
Professional services	14,120	10,706	21,711	19,319
Fund administration and outsourced services	16,002	15,388	31,456	28,853
Amortization of intangible assets related to acquisitions	706	1,004	1,926	1,881
Provision pursuant to tax receivable agreement	9,240	–	9,240	–
Other	10,709	5,989	20,067	15,125

Total operating expenses	467,916	449,467	894,136	829,773

OPERATING INCOME	98,980	40,938	206,160	62,535
Provision for income taxes	13,071	9,017	34,822	12,965

NET INCOME	85,909	31,921	171,338	49,570
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	717	568	5,304	2,857

NET INCOME ATTRIBUTABLE TO LAZARD LTD	$85,192	$31,353	$166,034	$46,713

ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	123,116,776	121,759,982	122,446,492	119,734,093
Diluted	133,575,652	132,464,296	133,800,822	132,639,928

NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.69	$0.26	$1.36	$0.39

Diluted	$0.64	$0.24	$1.25	$0.36

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.30	$0.25	$0.60	$0.25

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET INCOME	$85,909	$31,921	$171,338	$49,570

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Currency translation adjustments	4,547	(18,334)	10,460	(30,767)

Amortization of interest rate hedge	–	263	–	527

Employee benefit plans:
Actuarial gain (loss) (net of tax benefit (expense) of $3,600 and $(84) for the three months ended June 30, 2014 and 2013, respectively, and $3,650 and $1,711 for the six months ended June 30, 2014 and 2013, respectively)	(6,389)	704	(6,946)	(2,719)
Adjustment for items reclassified to earnings (net of tax expense of $331 and $400 for the three months ended June 30, 2014 and 2013, respectively, and $863 and $802 for the six months ended June 30, 2014 and 2013, respectively)	1,280	1,212	2,569	2,430

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(562)	(16,155)	6,083	(30,529)

COMPREHENSIVE INCOME	85,347	15,766	177,421	19,041
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	693	546	5,304	2,678

COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD LTD	$84,654	$15,220	$172,117	$16,363

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

(dollars in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$171,338	$49,570
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	17,656	16,593
Amortization of deferred expenses, share-based incentive compensation and interest rate hedge	158,040	166,905
Amortization of intangible assets related to acquisitions	1,926	1,881
(Increase) decrease in operating assets:
Deposits with banks	(80,047)	(55,064)
Cash deposited with clearing organizations and other segregated cash	(5,331)	3,242
Receivables-net	(29,483)	(54,872)
Investments	(60,399)	(37,502)
Other assets	(94,383)	(91,386)
Increase (decrease) in operating liabilities:
Deposits and other payables	135,149	120,637
Accrued compensation and benefits and other liabilities	(84,824)	(106,446)

Net cash provided by operating activities	129,642	13,558

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(5,830)	(41,347)
Disposals of property	350	5,739

Net cash used in investing activities	(5,480)	(35,608)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	437	324
Excess tax benefits from share-based incentive compensation	1,925	2,211
Other financing activities	20,000	–
Payments for:
Capital lease obligations	(1,168)	(1,542)
Distributions to noncontrolling interests	(5,907)	(7,605)
Purchase of Class A common stock	(142,317)	(50,447)
Class A common stock dividends	(72,981)	(30,338)
Settlement of vested share-based incentive compensation	(82,526)	(119,782)
Other financing activities	(1,426)	(103)

Net cash used in financing activities	(283,963)	(207,282)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,810	(19,373)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(156,991)	(248,705)
CASH AND CASH EQUIVALENTS—January 1	841,482	850,190

CASH AND CASH EQUIVALENTS—June 30	$684,491	$601,485

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2013

(UNAUDITED)

(dollars in thousands)

	Series A Preferred Stock			Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

	Shares	$		Shares(*)	$				Shares	$
Balance – January 1, 2013	7,921		$–	128,216,424	$1,282	$846,050	$182,647	$(110,541)	12,802,938	$(349,782)	$569,656	$81,884	$651,540

Comprehensive income (loss):

Net income							46,713				46,713	2,857	49,570

Other comprehensive loss - net of tax								(30,350)			(30,350)	(179)	(30,529)

Business acquisitions and related equity transactions:

Class A common stock issuable (including related amortization)						635					635	3	638

Delivery of Class A common stock (including dividend-equivalents)						(4,994)	(179)		(170,988)	5,173	–		–

Amortization of share-based incentive compensation						127,381					127,381	700	128,081

Dividend-equivalents						4,173	(4,276)				(103)		(103)

Class A common stock dividends							(30,338)				(30,338)		(30,338)

Purchase of Class A common stock									1,434,657	(50,447)	(50,447)		(50,447)

Delivery of Class A common stock in connection with shared-based incentive compensation and related tax benefit of $862						(318,332)	(609)		(6,907,296)	200,016	(118,925)	5	(118,920)

Class A common stock issued in exchange for Lazard Group common membership interests				839,658	8	(8)					–		–

Distributions to noncontrolling interests, net											–	(7,281)	(7,281)

Adjustments related to noncontrolling interests						4,460		(598)			3,862	(3,862)	–

Balance – June 30, 2013	7,921	$ –		129,056,082	$1,290	$659,365	$193,958	$(141,489)	7,159,311	$(195,040)	$518,084	$74,127	$592,211

(*)

Includes 128,216,423 and 129,056,081 shares of the Company’s Class A common stock issued at January 1, 2013 and June 30, 2013, respectively, and 1 share of the Company’s Class B common stock issued at each such date.

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2014

(UNAUDITED)

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2014	7,921	$–	129,056,082	$1,291	$737,899	$203,236	$(133,004)	8,317,065	$(249,213)	$560,209	$69,789	$629,998

Comprehensive income:
Net income						166,034				166,034	5,304	171,338
Other comprehensive income - net of tax							6,083			6,083		6,083
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)					258					258		258
Amortization of share-based incentive compensation					112,308					112,308		112,308
Dividend-equivalents					9,387	(10,813)				(1,426)		(1,426)
Class A common stock dividends						(72,981)				(72,981)		(72,981)
Purchase of Class A common stock								4,114,206	(192,657)	(192,657)		(192,657)
Delivery of Class A common stock in connection with shared-based incentive compensation and related tax benefit of $1,776					(250,436)			(4,702,740)	169,686	(80,750)		(80,750)
Class A common stock issued in exchange for Lazard Group common membership interests			710,009	7	(7)					–		–
Distributions to noncontrolling interests, net										–	(5,470)	(5,470)
Adjustments related to noncontrolling interests					3,543		(559)			2,984	(2,984)	–

Balance – June 30, 2014	7,921	$–	129,766,091	$1,298	$612,952	$285,476	$(127,480)	7,728,531	$(272,184)	$500,062	$66,639	$566,701

(*)

Includes 129,056,081 and 129,766,091 shares of the Company’s Class A common stock issued at January 1, 2014 and June 30, 2014, respectively, and 1 share of the Company’s Class B common stock issued at January 1, 2014.

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

Lazard Ltd indirectly held 100% and approximately 99.5% of all outstanding Lazard Group common membership interests as of June 30, 2014 and December 31, 2013, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group, which is governed by an Operating Agreement dated as of May 10, 2005, as amended (the “Operating Agreement”). LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by Lazard Group’s current and former managing directors, held approximately 0.5% of the outstanding Lazard Group common membership interests as of December 31, 2013. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”) which provided LAZ-MD Holdings with approximately 0.6% of the voting power but no economic rights in the Company as of December 31, 2013. In May 2014, the remaining outstanding Lazard Group common membership interests held by LAZ-MD Holdings were exchanged for shares of the Company’s Class A common stock, par value $0.01 per share (“Class A common stock”), and the sole issued and outstanding share of the Company’s Class B common stock was automatically converted into one share of the Company’s Class A common stock pursuant to the provisions of the Company’s bye-laws, resulting in only one outstanding class of common stock (the “Final Exchange of LAZ-MD Interests”). Following the Final Exchange of LAZ-MD Interests, Lazard Group became a wholly-owned indirect subsidiary of Lazard Ltd.

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

Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. For example, discretionary compensation and benefits expense for interim periods is accrued based on the year-to-date amount of revenue earned, and an assumed annual ratio of compensation and benefits expense to revenue, with the applicable amounts adjusted for certain items. Although these estimates are based on management’s knowledge of current events and actions that Lazard may undertake in the future, actual results may differ materially from the estimates.

The consolidated results of operations for the three month and six month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for any future interim or annual period.

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

Revenue from Contracts with Customers—In May 2014, the FASB issued comprehensive new revenue recognition guidance. The guidance requires a company to recognize revenue when it transfers promised services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those services and requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is not permitted. The new guidance can be applied either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the new guidance.

3.	RECEIVABLES

The Company’s receivables represent receivables from fees, customers and other and related parties.

Receivables are stated net of an estimated allowance for doubtful accounts, for past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. Activity in the allowance for doubtful accounts for the three month and six month periods ended June 30, 2014 and 2013 was as follows:

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2014	2013	2014	2013
Beginning Balance	$31,324	$22,805	$28,777	$23,017
Bad debt expense, net of recoveries	(1,633)	1,694	7,503	1,842
Charge-offs, foreign currency translation and other adjustments	252	94	(6,337)	(266)

Ending Balance	$29,943	$24,593	$29,943	$24,593

At June 30, 2014 and December 31, 2013, the Company had receivables past due or deemed uncollectible of $34,280 and $39,341, respectively.

Of the Company’s fee receivables at June 30, 2014 and December 31, 2013, $82,633 and $69,464, respectively, represented interest-bearing financing receivables. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $461,692 and $443,211 at June 30, 2014 and December 31, 2013, respectively, approximates fair value.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

4.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Debt (including interest-bearing deposits of $542 and $516, respectively)	$6,470	$8,529

Equities	70,151	59,394

Funds:
Alternative investments (a)	36,421	37,030
Debt (a)	85,021	58,769
Equity (a)	215,972	190,702
Private equity	116,895	114,193

	454,309	400,694

Equity method	7,994	9,488

Total investments	538,924	478,105
Less:
Interest-bearing deposits	542	516
Equity method	7,994	9,488

Investments, at fair value	$530,388	$468,101

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$8,098	$4,045

(a)	Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $8,743, $47,335 and $172,315, respectively, at June 30, 2014 and $7,099, $31,515 and $130,481, respectively, at December 31, 2013, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds (see Notes 6 and 12 of Notes to Condensed Consolidated Financial Statements).

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

Debt funds primarily consist of seed investments in funds related to our Asset Management business that invest in debt securities, and amounts related to LFI discussed above.

Equity funds primarily consist of seed investments in funds related to our Asset Management business that invest in equity securities, and amounts related to LFI discussed above.

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

Private equity investments consolidated but not owned by Lazard relate to the economic interests that are owned by the management team and other investors in the Edgewater Funds (“Edgewater”) which totaled $8,969 and $9,787 at June 30, 2014 and December 31, 2013, respectively (see Note 10 of Notes to Condensed Consolidated Financial Statements).

During the three month and six month periods ended June 30, 2014 and 2013, the Company reported in “revenue-other” on its condensed consolidated statements of operations gross unrealized investment gains and losses pertaining to “trading” securities as follows:

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2014	2013	2014	2013
Gross unrealized investment gains	$13,331	$–	$15,243	$3,748
Gross unrealized investment losses	$–	$9,547	$1,421	$6,536

5.	FAIR VALUE MEASUREMENTS

Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

Level 1.	Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Lazard has the ability to access.

Level 2.	Assets and liabilities whose values are based on (i) quoted prices for similar assets or liabilities in an active market, or quoted prices for identical or similar assets or liabilities in non-active markets, (ii) assets valued based on net asset value (“NAV”) or its equivalent redeemable at the measurement date or within the near term without redemption restrictions, or (iii) inputs other than quoted prices that are directly observable or derived principally from, or corroborated by, market data.

Level 3.	Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our own assumptions about the assumptions a market participant would use in pricing the asset or liability. Items included in Level 3 include securities or other financial assets whose trading volume and level of activity have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis, as well as assets valued based on NAV or its equivalent, but not redeemable within the near term as a result of redemption restrictions.

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

The fair values of derivatives entered into by the Company are classified as Level 2 and are based on the values of the related underlying assets, indices or reference rates as follows - the fair value of forward foreign currency exchange rate contracts is a function of the spot rate and the interest rate differential of the two currencies from the trade date to settlement date; the fair value of total return swaps is based on the change in fair values of the related underlying equity security, financial instrument or index and a specified notional holding; the fair value of interest rate swaps is based on the interest rate yield curve; and the fair value of derivative liabilities related to LFI and other similar deferred compensation arrangements is based on the value of the underlying investments, adjusted for forfeitures. See Note 6 of Notes to Condensed Consolidated Financial Statements.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables present the classification of investments and certain other assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 within the fair value hierarchy:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding interest-bearing deposits)	$1,161	$4,767	$–	$5,928
Equities	68,781	–	1,370	70,151
Funds:
Alternative investments	–	36,421	–	36,421
Debt	85,017	4	–	85,021
Equity	215,929	43	–	215,972
Private equity	–	–	116,895	116,895
Derivatives	–	40	–	40

Total	$370,888	$41,275	$118,265	$530,428

Liabilities:
Securities sold, not yet purchased	$8,098	$–	$–	$8,098
Derivatives	–	222,318	–	222,318

Total	$8,098	$222,318	$–	$230,416

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding interest-bearing deposits)	$1,681	$6,332	$–	$8,013
Equities	58,054	–	1,340	59,394
Funds:
Alternative investments	–	37,030	–	37,030
Debt	58,765	4	–	58,769
Equity	190,660	42	–	190,702
Private equity	–	–	114,193	114,193
Derivatives	–	682	–	682

Total	$309,160	$44,090	$115,533	$468,783

Liabilities:
Securities sold, not yet purchased	$4,045	$–	$–	$4,045
Derivatives	–	164,001	–	164,001

Total	$4,045	$164,001	$–	$168,046

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the three month and six month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$1,337	$12	$–	$–	$21	$1,370
Private equity funds	115,537	1,254	864	(416)	(344)	116,895

Total Level 3 Assets	$116,874	$1,266	$864	$(416)	$(323)	$118,265

	Six Months Ended June 30, 2014
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$1,340	$14	$–	$–	$16	$1,370
Private equity funds	114,193	6,836	1,211	(5,085)	(260)	116,895

Total Level 3 Assets	$115,533	$6,850	$1,211	$(5,085)	$(244)	$118,265

	Three Months Ended June 30, 2013
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$184	$6	$445	$–	$2	$637
Alternative investment funds	1,304	34	–	(1,327)	–	11
Private equity funds	110,496	3,056	3,259	(4,612)	634	112,833

Total Level 3 Assets	$111,984	$3,096	$3,704	$(5,939)	$636	$113,481

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	Six Months Ended June 30, 2013
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$190	$6	$445	$–	$(4)	$637
Alternative investment funds	3,457	128	–	(3,574)	–	11
Equity funds	10	–	–	(10)	–	–
Private equity funds	112,444	3,738	3,259	(5,868)	(740)	112,833

Total Level 3 Assets	$116,101	$3,872	$3,704	$(9,452)	$(744)	$113,481

(a)	Earnings for the three month and six month periods ended June 30, 2014 and the three month and six month periods ended June 30, 2013 include net unrealized gains of $1,123, $5,536, $2,657 and $3,327, respectively.

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month and six month periods ended June 30, 2014 and 2013.

Fair Value of Certain Investments Based on NAV—The Company’s Level 2 and Level 3 investments at June 30, 2014 and December 31, 2013 include certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value. Information with respect thereto was as follows:

	June 30, 2014
			% of Fair Value Not Redeemable	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair value	Unfunded Commitments		% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$32,388	$–	NA	NA	NA	NA	(a)	<30-60 days
Funds of funds	476	–	NA	NA	NA	NA	(b)	<30-90 days
Other	3,557	–	NA	NA	NA	NA	(c)	<30-60 days
Debt funds	4	–	NA	NA	NA	NA	(d)	30 days
Equity funds	43	–	NA	NA	NA	NA	(e)	30-90 days
Private equity funds:
Equity growth	72,457	26,441	100%	13%	62%	25%	NA	NA
Mezzanine debt	44,438	–	100%	–%	–%	100%	NA	NA

Total	$153,363	$26,441

(a)	weekly (17%), monthly (64%) and quarterly (19%)
(b)	monthly (98%) and quarterly (2%)
(c)	daily (10%), weekly (2%) and monthly (88%)
(d)	daily (100%)
(e)	daily (14%), monthly (58%) and quarterly (28%)

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

Investment Capital Funding Commitments—At June 30, 2014, the Company’s maximum unfunded commitments for capital contributions to investment funds arose from (i) commitments to CP II, which amounted to $1,782 for potential “follow-on investments” and/or for fund expenses through the earlier of February 25, 2017 or the liquidation of the fund, (ii) commitments to EGCP III, which amounted to $17,686, through the earlier of October 12, 2016 (i.e., the end of the investment period) for investments and/or expenses (with a portion of the undrawn amount of such commitments as of that date remaining committed until October 12, 2023 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund and (iii) commitments to COF2, which amounted to $6,973, through the earlier of November 11, 2016 (i.e., the end of the investment period) for investments and/or fund expenses (with a portion of the undrawn amount of such commitments as of that date remaining committed until November 11, 2019 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund.

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

In addition to the derivative instruments described above, the Company records derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures, and is included in “accrued compensation and benefits” in the consolidated statements of financial condition. Changes in the fair value of the derivative liabilities are included in “compensation and benefits” in the consolidated statements of operations, the impact of which equally offsets the changes in the fair value of investments which are currently expected to be delivered upon settlement of LFI and other similar deferred compensation arrangements, which are reported in “revenue-other” in the consolidated statements of operations.

The tables below present the fair values of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair values of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (see Note 12 of Notes to Condensed Consolidated Financial Statements) on the accompanying condensed consolidated statements of financial condition as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Derivative Assets:
Forward foreign currency exchange rate contracts	$40	$250
Total return swaps and other (a)	–	432

	$40	$682

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$1,611	$1,579
Total return swaps and other (a)	5,544	–
LFI and other similar deferred compensation arrangements	215,163	162,422

	$222,318	$164,001

(a)	For total return swaps, amounts represent the netting of gross derivative assets and liabilities of $92 and $5,636 as of June 30, 2014, respectively, and $2,019 and $1,587 as of December 31, 2013, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets”, with receivables for net cash collateral under such contracts of $15,924 and $11,384 as of June 30, 2014 and December 31, 2013, respectively.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2014 and 2013, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Forward foreign currency exchange rate contracts	$178	$(1,626)	$(975)	$3,605
LFI and other similar deferred compensation arrangements	(8,906)	3,477	(11,532)	(248)
Total return swaps and other	(6,325)	3,756	(8,271)	(352)

Total	$(15,053)	$5,607	$(20,778)	$3,005

7.	PROPERTY

At June 30, 2014 and December 31, 2013, property consists of the following:

	Estimated Depreciable Life in Years	June 30, 2014	December 31, 2013
Buildings	33	$172,097	$173,772
Leasehold improvements	3-20	177,322	175,600
Furniture and equipment	3-10	152,145	149,598
Construction in progress		5,696	3,756

Total		507,260	502,726
Less - Accumulated depreciation and amortization		270,972	253,930

Property		$236,288	$248,796

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at June 30, 2014 and December 31, 2013 are presented below:

	June 30,	December 31,
	2014	2013
Goodwill	$352,043	$345,453
Other intangible assets (net of accumulated amortization)	16,499	18,424

	$368,542	$363,877

At June 30, 2014 and December 31, 2013, goodwill of $287,502 and $280,912, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Changes in the carrying amount of goodwill for the six month periods ended June 30, 2014 and 2013 are as follows:

	Six Months Ended June 30,
	2014	2013
Balance, January 1	$345,453	$364,328
Business acquisitions	–	1,440
Foreign currency translation adjustments	6,590	(17,219)

Balance, June 30	$352,043	$348,549

The gross cost and accumulated amortization of other intangible assets as of June 30, 2014 and December 31, 2013, by major intangible asset category, are as follows:

	June 30, 2014			December 31, 2013
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/performance fees	$30,740	$17,687	$13,053	$30,740	$17,173	$13,567
Management fees, customer relationships and non-compete agreements	33,065	29,619	3,446	33,063	28,206	4,857

	$63,805	$47,306	$16,499	$63,803	$45,379	$18,424

Amortization expense of intangible assets for the three month and six month periods ended June 30, 2014 was $706 and $1,926, respectively, and for the three month and six month periods ended June 30, 2013 was $1,004 and $1,881, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2014 (July 1 through December 31)	$4,885
2015	6,433
2016	5,181

Total amortization expense	$16,499

(a)	Approximately 43% of intangible asset amortization is attributable to a noncontrolling interest.

9.	SENIOR DEBT

Senior debt is comprised of the following as of June 30, 2014 and December 31, 2013:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As of
				June 30, 2014	December 31, 2013

Lazard Group 6.85% Senior Notes	600,000	6/15/17	6.85%	$548,350	$548,350
Lazard Group 4.25% Senior Notes	500,000	11/14/20	4.25%	500,000	500,000
Lazard Group Credit Facility	150,000	9/25/15	0.78%	–	–

Total				$1,048,350	$1,048,350

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

On September 25, 2012, Lazard Group entered into a $150,000, three-year senior revolving credit facility with a group of lenders (the “Credit Facility”), which expires in September 2015. The Credit Facility replaced a similar revolving credit facility which was terminated as a condition to effectiveness of the Credit Facility. Interest rates under the Credit Facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of June 30, 2014, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 0.78%. At June 30, 2014 and December 31, 2013, no amounts were outstanding under the Credit Facility.

The Credit Facility contains customary terms and conditions, including certain financial covenants. In addition, the Credit Facility, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of June 30, 2014, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

As of June 30, 2014, the Company had approximately $238,000 in unused lines of credit available to it, including the Credit Facility, and unused lines of credit available to LFB of approximately $48,000 (at June 30, 2014 exchange rates) and Edgewater of $35,000. At June 30, 2014, Edgewater had $55,000 of available lines of credit, of which $20,000 was drawn down by the general partner of EGCP III in the second quarter of 2014 to provide a loan to EGCP III to finance a certain fund investment. The loan to EGCP III is expected to be repaid in the third quarter of 2014 from a capital call made by EGCP III to its investors. The drawdown of the line of credit is reflected in “other liabilities” and the loan to EGCP III is reflected in “related party receivables” on the condensed consolidated statement of financial condition (see Note 17 of Notes to Condensed Consolidated Financial Statements). In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

The Company’s senior debt at June 30, 2014 and December 31, 2013 is carried at historical amounts. At those dates, the fair value of such senior debt was approximately $1,152,000 and $1,117,000, respectively, and exceeded the aggregate carrying value by approximately $104,000 and $69,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

10.	COMMITMENTS AND CONTINGENCIES

Leases—The Company has various leases and other contractual commitments arising in the ordinary course of business. In the opinion of management, the fulfillment of such commitments, in accordance with their terms, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At June 30, 2014, LFB had $5,491 of such indemnifications and held $4,851 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the condensed consolidated statement of financial condition.

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

The aggregate fair value of the consideration recognized by the Company at the acquisition date was $61,624. Such consideration consisted of (i) a one-time cash payment, (ii) 1,142,857 shares of Class A common stock (the “Initial Shares”) and (iii) up to 1,142,857 additional shares of Class A common stock (the “Earnout Shares”) that are subject to earnout criteria and payable over time. The Initial Shares are subject to forfeiture provisions that lapse only upon the achievement of certain performance thresholds and transfer restrictions during the four year period ending December 2014. The Earnout Shares will be issued only if certain performance thresholds are met. As of June 30, 2014 and December 31, 2013, 913,722 shares are issuable on a contingent basis, and 1,371,992 shares have been earned because applicable performance thresholds have been satisfied. As of December 31, 2013, 1,029,006 of the earned shares have been settled, and no additional shares have been settled as of June 30, 2014.

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

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. These commitments have varying expiration dates, are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level. These commitments may not represent future cash requirements as they may expire without being drawn upon. At June 30, 2014, these commitments were not material.

See Notes 5 and 13 of Notes to Condensed Consolidated Financial Statements for information regarding commitments relating to investment capital funding commitments and obligations to fund our pension plans, respectively.

The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, LFB enters into underwriting commitments in which it participates as a joint underwriter. The settlement of such transactions is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations. At June 30, 2014, LFB had no such underwriting commitments.

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

Lazard Group Distributions—As previously described, Lazard Group’s common membership interests are held by subsidiaries of Lazard Ltd and, until May 2014, also were held by LAZ-MD Holdings. Pursuant to provisions of the Operating Agreement, Lazard Group distributions in respect of its common membership interests are allocated to the holders of such interests on a pro rata basis. Such distributions represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and the members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests.

During the six month periods ended June 30, 2014 and 2013, Lazard Group distributed the following amounts to LAZ-MD Holdings and the subsidiaries of Lazard Ltd (none of which related to tax distributions):

	Six Months Ended June 30,
	2014	2013
LAZ-MD Holdings	$213	$387
Subsidiaries of Lazard Ltd	72,981	30,338

	$73,194	$30,725

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments, as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.

Exchanges of Lazard Group Common Membership Interests—During the six month periods ended June 30, 2014 and 2013, Lazard Ltd issued 710,009 and 839,658 shares of Class A common stock, respectively, in connection with the exchanges of a like number of Lazard Group common membership interests (received from members of LAZ-MD Holdings in exchange for a like number of LAZ-MD Holdings exchangeable interests) (see Note 1 of Notes to Condensed Consolidated Financial Statements for a discussion of the Final Exchange of LAZ-MD Interests).

See “Noncontrolling Interests” below for additional information regarding Lazard Ltd’s and LAZ-MD Holdings’ ownership interests in Lazard Group.

Share Repurchase Program—During the six month period ended June 30, 2014 and for the years ended December 31, 2013, 2012 and 2011, the Board of Directors of Lazard Ltd authorized the repurchase of Class A common stock and Lazard Group common membership interests as set forth in the table below.

Date	Share Repurchase Authorization	Expiration
February, 2011	$250,000	December 31, 2012
October, 2011	$125,000	December 31, 2013
April, 2012	$125,000	December 31, 2013
October, 2012	$200,000	December 31, 2014
October, 2013	$100,000	December 31, 2015
April, 2014	$200,000	December 31, 2015

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The Company expects that the share repurchase program will primarily be used to offset a portion of the shares that have been or will be issued under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”). Pursuant to the share repurchase program, purchases have been made in the open market or through privately negotiated transactions. The rate at which the Company purchases shares in connection with the share repurchase program may vary from quarter to quarter due to a variety of factors. Purchases with respect to such program are set forth in the table below:

	Number of Shares/Common Membership Interests Purchased	Average Price Per Share/Common Membership Interest
Six Months Ended June 30:

2013	1,434,657	$35.16
2014	4,114,206	$46.83

The shares purchased in the six months ended June 30, 2014 included 1,000,000 shares purchased from Natixis S.A. on June 26, 2014 for $50,340 in connection with the sale by Natixis S.A. of its entire investment in the Company’s Class A common stock. The purchase transaction closed on July 1, 2014. As of June 30, 2014, a total of $128,932 of share repurchase authorization remained available under the Company’s share repurchase program, which will expire on December 31, 2015.

During the six month period ended June 30, 2014, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases in the open market.

Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A and Series B preferred stock. Series A and Series B preferred shares were issued in connection with certain prior year business acquisitions and are each non-participating securities convertible into Class A common stock, and have no voting or dividend rights. As of both June 30, 2014 and December 31, 2013, 7,921 shares of Series A preferred stock were outstanding, and no shares of Series B preferred stock were outstanding. At June 30, 2014 and December 31, 2013, no shares of Series A preferred stock were convertible into shares of Class A common stock on a contingent or a non-contingent basis.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Accumulated Other Comprehensive Income (Loss), Net of Tax (“AOCI”)—The tables below reflect changes in the balances of each component of AOCI during the six month periods ended June 30, 2014 and 2013:

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2014	$3,869	$(137,431)	$(133,562)	$(558)	$(133,004)

Activity January 1 to June 30, 2014:
Other comprehensive gain (loss) before reclassifications	10,460	(6,946)	3,514	559	2,955
Adjustments for items reclassified to earnings, net of tax	–	2,569	2,569	–	2,569

Net other comprehensive income (loss)	10,460	(4,377)	6,083	559	5,524

Balance, June 30, 2014	$14,329	$(141,808)	$(127,479)	$1	$(127,480)

	Currency Translation Adjustments	Interest Rate Hedge	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2013	$19,405	$(2,502)	$(128,536)	$(111,633)	$(1,092)	$(110,541)

Activity January 1 to June 30, 2013:
Other comprehensive gain (loss) before reclassifications	(30,767)	–	(2,719)	(33,486)	403	(33,889)
Adjustments for items reclassified to earnings, net of tax	–	527	2,430	2,957	16	2,941

Net other comprehensive income (loss)	(30,767)	527	(289)	(30,529)	419	(30,948)

Balance, June 30, 2013	$(11,362)	$(1,975)	$(128,825)	$(142,162)	$(673)	$(141,489)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month and six month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization of interest rate hedge (a)	$–	$263	$–	$527

Amortization relating to employee benefit plans (b)	1,611	1,612	3,432	3,232
Less – related income taxes	331	400	863	802

Net of tax	1,280	1,212	2,569	2,430

Total reclassifications, net of tax	$1,280	$1,475	$2,569	$2,957

(a)	Included in “interest expense” on the condensed consolidated statements of operations.
(b)	Included in the computation of net periodic benefit cost (see Note 13 of Notes to Condensed Consolidated Financial Statements). Such amount is included in “compensation and benefits” expense on the condensed consolidated statement of operations.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Noncontrolling Interests—Noncontrolling interests principally represent interests held in (i) Lazard Group by LAZ-MD Holdings until May 2014 and (ii) Edgewater’s management vehicles that the Company is deemed to control, but does not own. Following the Final Exchange of LAZ-MD Interests, Lazard Group became a wholly-owned indirect subsidiary of Lazard Ltd.

The following table summarizes the ownership interests in Lazard Group held by Lazard Ltd and LAZ-MD Holdings:

	Lazard Ltd		LAZ-MD Holdings		Total Lazard Group Common Membership Interests
As of June 30:	Common Membership Interests	% Ownership	Common Membership Interests	% Ownership
2013	129,056,081	99.5%	710,009	0.5%	129,766,090
2014	129,766,090	100%	–	–	129,766,090

The change in Lazard Ltd’s ownership in Lazard Group in the six month periods ended June 30, 2014 and 2013 did not materially impact Lazard Ltd’s stockholders’ equity.

The tables below summarize net income attributable to noncontrolling interests for the three month and six month periods ended June 30, 2014 and 2013 and noncontrolling interests as of June 30, 2014 and December 31, 2013 in the Company’s condensed consolidated financial statements:

	Net Income (Loss) Attributable To Noncontrolling Interests
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Edgewater	$552	$287	$4,672	$2,653
LAZ-MD Holdings	164	305	631	497
Other	1	(24)	1	(293)

Total	$717	$568	$5,304	$2,857

	Noncontrolling Interests As Of
	June 30, 2014	December 31, 2013
Edgewater	$65,869	$66,641
LAZ-MD Holdings	–	2,566
Other	770	582

Total	$66,639	$69,789

Dividend Declared, July 2014—On July 23, 2014, Lazard Ltd announced a quarterly dividend of $0.30 per share on its Class A common stock, payable on August 15, 2014, to stockholders of record on August 4, 2014.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

12.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2005 Plan and 2008 Plan and activity with respect thereto during the three month and six month periods ended June 30, 2014 and 2013, is presented below.

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

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, performance-based restricted stock units (“PRSUs”) and restricted stock awards) and “professional services” expense (with respect to deferred stock units (“DSUs”)) within the Company’s accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Share-based incentive awards:
RSUs (a)	$40,931	$52,147	$93,216	$117,089
PRSUs	4,902	1,995	6,700	2,433
Restricted Stock (b)	4,244	1,824	10,856	7,085
DSUs	1,434	1,403	1,536	1,474

Total	$51,511	$57,369	$112,308	$128,081

(a)	Includes, during the three month and six month periods ended June 30, 2013, charges relating to the cost saving initiatives of $4,644 and $9,099, respectively (see Note 14 of Notes to Condensed Consolidated Financial Statements).
(b)	Includes, during the three month and six month periods ended June 30, 2013, charges relating to the cost saving initiatives of $14 and $247, respectively.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

For purposes of calculating diluted net income per share, RSUs and restricted stock awards are included in the diluted weighted average shares of Class A common stock outstanding using the “treasury stock” method. PRSUs are included in the diluted weighted average shares of Class A common stock outstanding to the extent the performance conditions are met at the end of the reporting period, also using the “treasury stock” method.

The Company’s incentive plans are described below.

RSUs and DSUs

RSUs generally require future service as a condition for the delivery of the underlying shares of Class A common stock (unless the recipient is then eligible for retirement under the Company’s retirement policy) and convert into shares of Class A common stock on a one-for-one basis after the stipulated vesting periods. PRSUs, which are RSUs that are also subject to service-based vesting conditions, have additional performance conditions, and are described below. The grant date fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods (generally one-third after two years, and the remaining two-thirds after the third year), and is adjusted for actual forfeitures over such period.

RSUs generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any dividends paid on Class A common stock during such period. During the six month periods ended June 30, 2014 and 2013, issuances of RSUs pertaining to such dividend participation rights and respective charges to “retained earnings”, net of estimated forfeitures, (with corresponding credits to “additional paid-in-capital”), consisted of the following:

	Six Months Ended June 30,
	2014	2013
Number of RSUs issued	203,537	135,044
Charges to retained earnings, net of estimated forfeitures	$9,387	$4,173

Non-executive members of the Board of Directors (“Non-Executive Directors”) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 26,360 and 39,315 DSUs granted during the six month periods ended June 30, 2014 and 2013, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of Class A common stock at the time of cessation of service to the Board of Directors and, for purposes of calculating diluted net income per share, are included in the diluted weighted average shares of Class A common stock outstanding using the “treasury stock” method. DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock, and resulted in nominal cash payments for the six month periods ended June 30, 2014 and 2013.

The Company’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs pursuant to the 2005 Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date immediately preceding the date of the grant. During the six month periods ended June 30, 2014 and 2013, 4,383 and 3,916 DSUs, respectively, had been granted pursuant to such Plan.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs during the six month periods ended June 30, 2014 and 2013:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2014	16,630,009	$34.51	251,434	$32.02
Granted (including 203,537 RSUs relating to dividend participation)	3,625,734	$42.87	30,743	$49.97
Forfeited	(77,368)	$37.01	–	–
Vested	(6,381,080)	$37.98	–	–

Balance, June 30, 2014	13,797,295	$35.09	282,177	$33.97

Balance, January 1, 2013	21,481,131	$33.92	204,496	$31.47
Granted (including 135,044 RSUs relating to dividend participation)	4,692,687	$36.95	43,231	$34.09
Forfeited	(223,346)	$34.64	–	–
Vested	(8,589,999)	$34.99	–	–

Balance, June 30, 2013	17,360,473	$34.20	247,727	$31.93

In connection with RSUs that vested during the six month periods ended June 30, 2014 and 2013, the Company satisfied its minimum statutory tax withholding requirements in lieu of issuing 1,853,416 and 3,309,900 shares of Class A common stock in the respective six month periods. Accordingly, 4,527,664 and 5,280,099 shares of Class A common stock held by the Company were delivered during the six month periods ended June 30, 2014 and 2013, respectively.

During the fourth quarter of 2012, 958,213 RSUs were modified through forward purchase agreements into liability awards. Such liability awards were settled on March 1, 2013 for $28,612. During the six month period ended June 30, 2013, compensation expense of $1,690 was recorded for such liability awards.

As of June 30, 2014, estimated unrecognized RSU compensation expense was approximately $203,008, with such expense expected to be recognized over a weighted average period of approximately 1.3 years subsequent to June 30, 2014.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the six month periods ended June 30, 2014 and 2013:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2014	575,054	$32.72
Granted	449,911	$45.52
Forfeited	(9,438)	$41.45
Vested	(205,075)	$35.23

Balance, June 30, 2014	810,452	$39.09

Balance, January 1, 2013	1,972,609	$34.85
Granted	368,736	$36.74
Forfeited	(35,183)	$33.29
Vested	(1,727,121)	$36.00

Balance, June 30, 2013	579,041	$32.73

In connection with shares of restricted Class A common stock that vested during the six month periods ended June 30, 2014 and 2013, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 29,999 and 17,915 shares of Class A common stock during the respective six month periods. Accordingly, 175,076 and 1,709,206 shares of Class A common stock held by the Company were delivered during the six month periods ended June 30, 2014 and 2013, respectively.

The restricted stock awards include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At June 30, 2014, estimated unrecognized restricted stock expense was approximately $15,709, with such expense to be recognized over a weighted average period of approximately 1.6 years subsequent to June 30, 2014.

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

The following is a summary of activity relating to PRSUs during the six month periods ended June 30, 2014 and 2013 at the target level:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2014	448,128	$36.11
Granted	360,783	$44.46

Balance, June 30, 2014	808,911	$39.83

Balance, January 1, 2013	–	–
Granted	448,128	$36.11

Balance, June 30, 2013	448,128	$36.11

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of June 30, 2014, the total estimated unrecognized compensation expense was approximately $28,770, and the Company expects to amortize such expense over a weighted-average period of approximately 1.8 years subsequent to June 30, 2014.

LFI and Other Similar Deferred Compensation Arrangements

Commencing in February 2011, the Company granted LFI to eligible employees. In connection with the LFI and other similar deferred compensation arrangements, which generally require future service as a condition for vesting, the Company recorded a prepaid compensation asset and a corresponding compensation liability on the grant date based upon the fair value of the award. The prepaid asset is amortized on a straight-line basis over the applicable vesting periods or requisite service periods (which are generally similar to the comparable periods for RSUs), and is charged to “compensation and benefits” expense within the Company’s consolidated statement of operations. LFI and similar deferred compensation arrangements that do not require future service are expensed immediately. The related compensation liability is accounted for at fair value as a derivative liability, which contemplates the impact of estimated forfeitures, and is adjusted for changes in fair value primarily related to changes in value of the underlying investments.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the six month periods ended June 30, 2014 and 2013:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2014	$60,433	$162,422
Granted	92,711	92,711
Settled	–	(52,944)
Forfeited	(1,189)	(1,659)
Amortization	(39,457)	–
Change in fair value related to:
Increase in fair value of underlying investments	–	11,532
Adjustment for estimated forfeitures	–	2,929
Other	37	172

Balance, June 30, 2014	$112,535	$215,163

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2013	$47,445	$97,593
Granted	72,217	72,217
Settled	–	(19,107)
Forfeited	(685)	(859)
Amortization	(30,226)	–
Change in fair value related to:
Increase in fair value of underlying investments	–	248
Adjustment for estimated forfeitures	–	2,049
Other	(396)	(916)

Balance, June 30, 2013	$88,355	$151,225

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.9 years subsequent to June 30, 2014.

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization, net of forfeitures (a)	$21,603	$19,052	$41,916	$32,101
Change in the fair value of underlying investments	8,906	(3,477)	11,532	248

Total	$30,509	$15,575	$53,448	$32,349

(a)	Includes, during the three month and six month periods ended June 30, 2013, charges relating to the cost saving initiatives of $1,748 and $2,665, respectively (see Note 14 of Notes to Condensed Consolidated Financial Statements).

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

Employer Contributions to Pension Plans—The Company’s funding policy for its U.S. and non-U.S. pension plans is to fund when required or when applicable upon an agreement with the plans’ trustees (the “Trustees”). Management also evaluates from time to time whether to make voluntary contributions to the plans.

On April 30, 2012, the Company and the Trustees of the U.K. pension plans concluded the December 31, 2010 triennial valuations of the plans. In connection with such valuations and a previously negotiated agreement with the Trustees, the Company and the Trustees agreed upon pension funding terms (the “agreement”) pursuant to which the Company agreed to make plan contributions of 1 million British pounds during each year from 2012 through 2020 inclusive and to make annual contributions of 1 million British pounds into an account security arrangement during each year from 2014 through 2020 inclusive. It was further agreed that, to the extent that the value of the plans’ assets falls short of the funding target for June 1, 2020 that has been agreed upon with the Trustees, the assets from the account security arrangement would be released into the plans at that date. Additionally, the Company agreed to fund the expenses of administering the plans, including certain regulator levies and the cost of other professional advisors to the plans. The terms of the agreement are subject to adjustment based on the results of subsequent triennial valuations. The aggregate amount in the account security arrangement was approximately $19,100 and $16,900 at June 30, 2014 and December 31, 2013, respectively, and has been recorded in “cash deposited with clearing organizations and other segregated cash” on the accompanying condensed consolidated statements of financial condition. Income on the account security arrangement accretes to the Company and is recorded in interest income.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s post-retirement plans for the three month and six month periods ended June 30, 2014 and 2013:

	Pension Plans		Medical Plan
	Three Months Ended June 30,
	2014	2013	2014	2013
Components of Net Benefit Cost (Credit):
Service cost	$228	$309	$5	$17
Interest cost	7,640	6,689	44	44
Expected return on plan assets	(8,228)	(6,585)	–	–
Amortization of:
Prior service cost	735	700	–	–
Net actuarial loss	1,118	912	(242)	–

Net benefit cost	$1,493	$2,025	$(193)	$61

	Pension Plans		Medical Plan
	Six Months Ended June 30,
	2014	2013	2014	2013
Components of Net Benefit Cost (Credit):
Service cost	$451	$623	$17	$27
Interest cost	15,171	13,442	97	91
Expected return on plan assets	(16,307)	(13,382)	–	–
Amortization of:
Prior service cost	1,468	1,406	–	–
Net actuarial loss	2,229	1,826	(265)	–

Net benefit cost	$3,012	$3,915	$(151)	$118

14.	COST SAVING INITIATIVES

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	Financial Advisory	Asset Management	Corporate	Total
Six Month Period Ended June 30, 2013:
Compensation and benefits	$45,746	$236	$5,417	$51,399
Other	2,033	(1)	11,272	13,304

Total	$47,779	$235	$16,689	$64,703

	Financial Advisory	Asset Management	Corporate	Total
Cumulative October 2012 Through June 30, 2013:
Compensation and benefits	$121,879	$12,292	$17,215	$151,386
Other	3,432	732	11,729	15,893

Total	$125,311	$13,024	$28,944	$167,279

Activity related to the obligations pursuant to the Cost Saving Initiatives during the six month period ended June 30, 2014 was as follows:

	Accrued Compensation and Benefits	Other Liabilities	Total
Balance, January 1, 2014	$11,860	$5,356	$17,216
Less:
Settlements	(4,476)	244	(4,232)

Balance, June 30, 2014	$7,384	$5,600	$12,984

15.	INCOME TAXES

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

The Company recorded income tax provisions of $13,071 and $34,822 for the three month and six month periods ended June 30, 2014, respectively, and $9,017 and $12,965 for the three month and six month periods ended June 30, 2013, respectively, representing effective tax rates of 13.2%, 16.9%, 22.0% and 20.7%, respectively. The difference between the U.S. federal statutory rate of 35.0% and the effective tax rates reflected above principally relates to (i) Lazard Group primarily operating as a limited liability company in the U.S., (ii) taxes payable to foreign jurisdictions that are not offset against U.S. income taxes, (iii) foreign source income

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

(loss) not subject to U.S. income taxes (including interest on intercompany financings), (iv) change in the U.S. federal valuation allowance affecting the provision for income taxes, (v) Lazard Group’s income from U.S. operations attributable to noncontrolling interests, and (vi) U.S. state and local taxes (primarily UBT), which are incremental to the U.S. federal statutory tax rate.

Substantially all of Lazard’s foreign operations are conducted in “pass-through” entities for U.S. income tax purposes and the Company provides for U.S. income taxes on a current basis for substantially all of those earnings. The repatriation of prior earnings attributable to “non-pass-through” entities would not result in the recognition of a material amount of additional U.S. income taxes.

Tax Receivable Agreement

The redemption of partnership interests that were held by former and current managing directors of the Company (including the Company’s executive officers) in connection with the Company’s separation and recapitalization that occurred in May 2005, and the subsequent exchanges of LAZ-MD Holdings exchangeable interests for shares of Class A common stock, have resulted in increases in the tax basis of the tangible and/or intangible assets of Lazard Group. The tax receivable agreement dated as of May 10, 2005 with LFCM Holdings LLC (“LFCM Holdings”, see Note 17 below) requires the Company to pay LFCM Holdings 85% of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of these increases in tax basis. The Company records provisions for payments under the tax receivable agreement to the extent they are probable and estimable. For the three month and six month periods ended June 30, 2014, the Company recorded a “provision pursuant to tax receivable agreement” on the condensed consolidated statements of operations of $9,240 (no provision was required for the three month and six month periods ended June 30, 2013), with the liability related thereto included within “related party payables” on the condensed consolidated statement of financial condition (see Note 17 of Notes to Condensed Consolidated Financial Statements).

16.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

The Company’s basic and diluted net income per share calculations for the three month and six month periods ended June 30, 2014 and 2013 are computed as described below.

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

The calculations of the Company’s basic and diluted net income per share and weighted average shares outstanding for the three month and six month periods ended June 30, 2014 and 2013 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to Lazard Ltd	$85,192	$31,353	$166,034	$46,713
Add (deduct) - adjustment associated with Class A common stock issuable on a non-contingent basis	–	–	–	–

Net income attributable to Lazard Ltd - basic	85,192	31,353	166,034	46,713
Add - dilutive effect, as applicable, of:
Adjustments to income relating to interest expense and changes in net income attributable to noncontrolling interests resulting from assumed Class A common stock issuances in connection with share-based incentive compensation and exchangeable interests, net of tax	174	289	607	471

Net income attributable to Lazard Ltd - diluted	$85,366	$31,642	$166,641	$47,184

Weighted average number of shares of Class A common stock outstanding	122,701,779	121,028,696	122,031,495	118,975,340
Add - adjustment for shares of Class A common stock issuable on a non-contingent basis	414,997	731,286	414,997	758,753

Weighted average number of shares of Class A common stock outstanding - basic	123,116,776	121,759,982	122,446,492	119,734,093
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of Class A common stock issuable from share-based incentive compensation and exchangeable interests	10,458,876	10,704,314	11,354,330	12,905,835

Weighted average number of shares of Class A common stock outstanding - diluted	133,575,652	132,464,296	133,800,822	132,639,928

Net income attributable to Lazard Ltd per share of Class A common stock:
Basic	$0.69	$0.26	$1.36	$0.39

Diluted	$0.64	$0.24	$1.25	$0.36

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

17.	RELATED PARTIES

Amounts receivable from, and payable to, related parties are set forth below:

	June 30, 2014	December 31, 2013
Receivables
LFCM Holdings	$4,094	$7,794
EGCP III	20,018	–
Other	131	126

Total	$24,243	$7,920

Payables
LFCM Holdings	$11,700	$4,300
Natixis S.A.	50,340	–
Other	729	731

Total	$62,769	$5,031

LFCM Holdings

LFCM Holdings owned and operated the capital markets business and fund management activities, as well as other specified non-operating assets and liabilities, that were transferred to it by Lazard Group (referred to as the “separated businesses”) in May 2005 and is owned by former and current managing directors of the Company (including the Company’s executive officers). In addition to the master separation agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings (the “master separation agreement”), which effected the separation and recapitalization that occurred in May 2005, LFCM Holdings entered into certain agreements that addressed various business matters associated with the separation, including agreements related to administrative and support services (the “administrative services agreement”), employee benefits and insurance matters. In addition, LFCM Holdings and Lazard Group entered into a business alliance agreement (the “business alliance agreement”) and a license agreement (the “license agreement”). Certain of these agreements are described in more detail in the Company’s Form 10-K.

For the three month and six month periods ended June 30, 2014, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $223 and $592, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $198 and $741, respectively. For the three month and six month periods ended June 30, 2013, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $300 and $932, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $(970) and $(470), respectively. Amounts relating to the administrative services agreement are reported as reductions to operating expenses. Net referral fees for underwriting transactions under the business alliance agreement are reported in “revenue-other.” Net referral fees for private placement, M&A and restructuring transactions under the business alliance agreement are reported in advisory fee revenue.

Receivables from LFCM Holdings and its subsidiaries as of June 30, 2014 and December 31, 2013 include $2,675 and $3,112, respectively, related to administrative and support services and other receivables which include sublease income and reimbursement of expenses incurred on behalf of LFCM Holdings, and $1,419 and $4,682, respectively, related to referral fees for underwriting and private placement transactions. Payables to

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

LFCM Holdings and its subsidiaries at June 30, 2014 and December 31, 2013 include $1,207 and $3,051, respectively, primarily relating to referral fees for Financial Advisory transactions, and, at June 30, 2014 and December 31, 2013, $10,493 and $1,249, respectively, related to obligations pursuant to the tax receivable agreement (see Note 15 of Notes to Condensed Consolidated Financial Statements).

In July 2014, the Company entered into arrangements with LFCM Holdings and certain of its subsidiaries (“LFCM”) pursuant to which, among other things, the Company expects to acquire certain assets from LFCM relating to its convertible securities business, expects that the business alliance provided for in the business alliance agreement will terminate, and expects that LFCM will relinquish certain license rights previously granted under the license agreement, in each case by the end of 2014. In addition, LFCM surrendered certain leasehold interests to the Company. The Company does not believe that any of these arrangements will have a material effect on its consolidated financial statements or results of operations.

The acquired assets will facilitate the execution of exchange offers and other transactions related to financial advice provided by the Company’s convertible securities practice group. In addition, the Company may act as an underwriter in public offerings and other distributions of securities from time to time, primarily relating to its Financial Advisory business.

EGCP III

The receivable from EGCP III at June 30, 2014 of $20,018 represents an interest-bearing loan to finance a certain fund investment (see Note 9 of Notes to Condensed Consolidated Financial Statements).

Natixis S.A.

At June 30, 2014, the payable to Natixis S.A. of $50,340 relates to the Company’s purchase of Class A common stock from Natixis S.A. in the second quarter of 2014, which settled on July 1, 2014 (see Note 11 of Notes to Condensed Consolidated Financial Statements). The effect of this transaction is excluded from financing activities on the condensed consolidated statement of cash flows for the six month period ended June 30, 2014.

Other

Other payables at June 30, 2014 and December 31, 2013 primarily relate to referral fees for M&A and restructuring transactions with MBA Lazard Holdings S.A. and its affiliates, an Argentina-based group in which the Company has a 50% ownership interest.

LAZ-MD Holdings

Lazard Group provides certain administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the three month and six month periods ended June 30, 2014, such charges amounted to $250 and $500, respectively. For the three month and six month periods ending June 30, 2013, such charges amounted to $250 and $500, respectively.

18.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined,

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

is a specified fixed percentage (6  2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At June 30, 2014, LFNY’s regulatory net capital was $89,252, which exceeded the minimum requirement by $86,619.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At June 30, 2014, the aggregate regulatory net capital of the U.K. Subsidiaries was $94,756, which exceeded the minimum requirement by $75,526.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the ACPR for its banking activities conducted through its subsidiary, LFB. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), also are subject to regulation and supervision by the Autorité des Marchés Financiers. At June 30, 2014, the consolidated regulatory net capital of CFLF was $151,680, which exceeded the minimum requirement set for regulatory capital levels by $113,468. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-financial advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this new supervision, the combined European regulated group is required to comply with periodic financial, regulatory net capital and other reporting obligations. Additionally, the combined European regulated group, together with our European financial advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure (which is similar to the information that the Company had already been providing informally). This new supervision under, and provision of information to, the ACPR became effective December 31, 2013.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At June 30, 2014, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $110,983, which exceeded the minimum required capital by $81,648.

At June 30, 2014, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The Company’s segment information for the three month and six month periods ended June 30, 2014 and 2013 is prepared using the following methodology:

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

Each segment’s operating expenses include (i) compensation and benefits expenses incurred directly in support of the businesses and (ii) other operating expenses, which include directly incurred expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, human resources, legal, facilities management and senior management activities.

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013(a)	2014	2013(a)
Financial Advisory	Net Revenue	$280,769	$263,307	$556,265	$431,769
	Operating Expenses	253,804	239,766	499,219	456,674

	Operating Income (Loss)	$26,965	$23,541	$57,046	$(24,905)

Asset Management	Net Revenue	$288,164	$245,499	$556,728	$489,524
	Operating Expenses	185,237	187,554	360,998	342,631

	Operating Income	$102,927	$57,945	$195,730	$146,893

Corporate	Net Revenue (Expense)	$(2,037)	$(18,401)	$(12,697)	$(28,985)
	Operating Expenses	28,875	22,147	33,919	30,468

	Operating Loss	$(30,912)	$(40,548)	$(46,616)	$(59,453)

Total	Net Revenue	$566,896	$490,405	$1,100,296	$892,308
	Operating Expenses	467,916	449,467	894,136	829,773

	Operating Income	$98,980	$40,938	$206,160	$62,535

(a)	See Note 14 of Notes to Condensed Consolidated Financial Statements for information regarding the Cost Saving Initiatives, and the impact on each of the Company’s business segments during the three month and six month periods ended June 30, 2013.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	As Of
	June 30, 2014	December 31, 2013
Total Assets
Financial Advisory	$723,987	$714,708
Asset Management	596,955	612,018
Corporate	1,758,534	1,684,411

Total	$3,079,476	$3,011,137

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Ltd’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”). All references to “2014”, “2013”, “second quarter”, “first half” or “the period” refer to, as the context requires, the three month and six month periods ended June 30, 2014 and June 30, 2013.

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

Business Summary

Lazard is one of the world’s preeminent financial advisory and asset management firms. We have long specialized in crafting solutions to the complex financial and strategic challenges of a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals. Founded in 1848 in New Orleans, we currently operate from 43 cities in key business and financial centers across 27 countries throughout North America, Europe, Asia, Australia, the Middle East and Central and South America.

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

Our consolidated net revenue was derived from the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Financial Advisory	49%	54%	50%	48%
Asset Management	51	50	51	55
Corporate	–	(4)	(1)	(3)

Total	100%	100%	100%	100%

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

In July 2014, the Company and Natixis S.A. entered an arrangement that would allow them, on a non-exclusive and optional basis, to place and underwrite securities on the French equity capital markets under the common brand “Lazard-Natixis.” The arrangement may be terminated by either party at any time.

In July 2014, we entered into arrangements with LFCM Holdings LLC and certain of its subsidiaries (“LFCM Holdings”) pursuant to which, among other things, we expect to acquire certain assets from LFCM Holdings relating to its convertible securities business, we expect that the business alliance provided for in the Business Alliance Agreement, dated as of May 10, 2005, between the Company and LFCM Holdings, will terminate, and we expect that LFCM Holdings will relinquish certain license rights previously granted under the License Agreement, dated as of May 10, 2005, between the Company and LFCM Holdings, in each case by the end of 2014. In addition, LFCM Holdings surrendered certain leasehold interests to the Company. We do not believe that any of these arrangements will have a material effect on our consolidated financial statements or results of operations.

The acquired assets will facilitate the execution of exchange offers and other transactions related to financial advice provided by our convertible securities practice group. In addition, we may act as an underwriter in public offerings and other distributions of securities from time to time, primarily relating to our Financial Advisory business.

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

Equity market indices for developed and emerging markets at June 30, 2014 increased as compared to such indices at June 30, 2013. On an industry-wide basis, during the first half of 2014, the number of completed and announced M&A transactions decreased as compared to the same period in the prior year, while the value of announced transactions increased as compared to the same period in the prior year. Global restructuring activity, as measured by the number of corporate defaults, was lower in the first half of 2014 as compared to the same period in the prior year, and the aggregate value of debt defaults remained low, consistent with the last several years.

In mid-2014, interest rates remain low and corporate cash balances remain high. Macroeconomic conditions appear to be improving in the developed countries, particularly in North America, and CEO and board confidence appears to be returning. As such, companies based in these regions seem better positioned to make acquisitions for future growth and investors appear to be increasingly interested in deploying capital for investment purposes. Although market volatility may arise, we believe the long term trends appear positive.

We intend to leverage our existing infrastructure to capitalize on global macroeconomic recovery, positive momentum in the M&A cycle, and strength in the global equity markets. We expect to generate revenue growth by remaining adequately staffed to capitalize on macroeconomic recovery and deploying our intellectual capital to generate new revenue streams. The cost saving initiatives that we began in 2012 are effectively complete, and through 2013, more than two-thirds of these savings were realized, with the full impact of all the savings expected to be reflected in our 2014 results. See “Cost Saving Initiatives” below and Note 14 of Notes to Condensed Consolidated Financial Statements.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•

Financial Advisory – In the short to intermediate term, we expect that the U.S. macroeconomic environment will likely be the strongest of the developed economies. Certain legal decisions in the U.S. reinforce the importance of independent advice, and the global scale and breadth of our Financial Advisory business allows us to advise on large, complex cross-border transactions across a variety of industries. Conditions for our Financial Advisory business in Europe also appear to be improving. We continue to develop our range of advisory capabilities, in particular in Europe, with our Sovereign Advisory, Restructuring and Capital Advisory businesses. In addition, we believe our businesses throughout the emerging markets, Japan and Australia position us for growth in these markets, while enhancing our relationships with, and the services that we can provide to, clients in developed economies. We have also established the Lazard Africa initiative, to leverage our sovereign and corporate expertise in this rapidly growing region, for our clients in both developed and developing countries.

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

Overall, we continue to focus on the development of our business, including the generation of stable revenue growth, earnings growth and shareholder returns, the prudent management of our costs and expenses, the efficient use of our assets and the return of capital to our shareholders.

Certain data with respect to our Financial Advisory and Asset Management businesses is included below.

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions, including the value and number of transactions with values greater than $500 million, decreased in the first half of 2014 as compared to the first half of 2013. With respect to announced M&A transactions, the value of all transactions, including transactions with values greater than $500 million, increased substantially in the first half of 2014 as compared to the first half of 2013, while the number of all announced transactions remained essentially flat.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Incr / (Decr)	2014	2013	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$547	$672	(19)%	$1,252	$1,342	(7)%
Number	8,263	9,326	(11)%	16,897	18,908	(11%)
Deals Greater than $500 million:
Value	$371	$479	(23)%	$912	$962	(5)%
Number	202	230	(12)%	446	451	(1)%
Announced M&A Transactions:
All deals:
Value	$1,116	$650	72%	$1,845	$1,297	42%
Number	9,448	9,330	1%	18,677	18,850	(1)%
Deals Greater than $500 million:
Value	$887	$451	97%	$1,433	$911	57%
Number	308	250	23%	553	459	20%

Source:	Dealogic as of July 8, 2014.

Global restructuring activity during the first half of 2014, as measured by the number of corporate defaults, decreased as compared to the first half of 2013, and the aggregate value of debt defaults remained low, consistent with the last several years. The number of defaulting issuers decreased to 25 in the first half of 2014, according to Moody’s Investors Service, Inc., as compared to 40 in the first half of 2013. In the U.S., the number of corporate defaults decreased 9% in the first half of 2014 as compared to the first half of 2013, while the value of such defaults tripled due to one large default during the same period.

Asset Management

The percentage change in major equity market indices at June 30, 2014, as compared to such indices at March 31, 2014, December 31, 2013, and at June 30, 2013, is shown in the table below.

	Percentage Changes June 30, 2014 vs.
	March 31, 2014	December 31, 2013	June 30, 2013
MSCI World Index	4%	5%	22%
Euro Stoxx	2%	4%	24%
MSCI Emerging Market	6%	5%	12%
S&P 500	5%	6%	22%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM and the nature of the AUM product mix. Accordingly, market movements, foreign currency volatility and changes in our AUM product mix will impact the level of revenues we receive from our Asset Management business when comparing periodic results. A substantial portion of our AUM is invested in equities. Movements in AUM during the period generally reflect the changes in equity market indices. Our AUM at June 30, 2014 increased 9% versus AUM at December 31, 2013, due to market and foreign exchange appreciation as well as net inflows. Average AUM in the first half of 2014 increased 13% as compared to average AUM in the first half of 2013.

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

See Note 14 of Notes to Condensed Consolidated Financial Statements.

Financial Statement Overview

Net Revenue

The majority of Lazard’s Financial Advisory net revenue historically has been earned from the successful completion of M&A transactions, strategic advisory matters, restructuring and capital structure advisory services, capital raising and similar transactions. The main drivers of Financial Advisory net revenue are overall M&A activity, the level of corporate debt defaults and the environment for capital raising activities, particularly in the industries and geographic markets in which Lazard focuses. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to clients, with such fees not being dependent on a specific transaction, and may also earn fees in connection with public and private securities offerings. Significant fluctuations in Financial Advisory net revenue can occur over the course of any given year, because a significant portion of such net revenue is earned upon the successful completion of a transaction, restructuring or capital raising activity, the timing of which is uncertain and is not subject to Lazard’s control.

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

Corporate segment net revenue consists primarily of investment gains and losses on the Company’s “seed investments” related to our Asset Management business, principal investments in private equity funds and “equity method” investments, net of hedging activities, as well as gains and losses on investments held in connection with Lazard Fund Interests (“LFI”) and on the extinguishment of debt (to the extent applicable), interest income and interest expense. Corporate net revenue also can fluctuate due to changes in the fair value of investments classified as “trading”, as well as due to changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness.

Although Corporate segment net revenue during the first half of 2014 represented (1)% of Lazard’s net revenue, total assets in the Corporate segment represented 57% of Lazard’s consolidated total assets as of June 30, 2014, which are attributable to investments in government bonds and money market funds, fixed income funds, alternative investment funds and other securities, private equity investments, cash and assets associated with LFB.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards, including (a) share-based incentive compensation under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”) and the Lazard Ltd 2008

Incentive Compensation Plan (the “2008 Plan”) and (b) LFI and other similar deferred compensation arrangements (see Note 12 of Notes to Condensed Consolidated Financial Statements), (iii) a provision for discretionary or guaranteed cash bonuses and profit pools and (iv) when applicable, severance payments. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our actual and forecasted operating and financial performance, staffing levels, competitive pay conditions and the nature of revenues earned, as well as the mix between current and deferred compensation.

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

We believe that “awarded compensation and benefits expense” and the ratio of “awarded compensation and benefits expense” to “operating revenue,” both non-U.S. GAAP measures, are the most appropriate measures to assess the annual cost of compensation and provide the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years. “Awarded compensation and benefits expense” for a given year is calculated using “adjusted compensation and benefits expense,” also a non-U.S. GAAP measure, as modified by the following items:

•

We deduct amortization expense recorded for generally accepted accounting principles in the United States of America (“U.S. GAAP”) purposes in each fiscal year associated with the vesting of deferred incentive compensation awards,

•

We add (i) the grant date fair value of the deferred incentive compensation awards granted applicable to the relevant year-end compensation process (i.e. the grant date fair value of deferred incentive awards granted in 2014, 2013 and 2012 related to the 2013, 2012 and 2011 year-end compensation processes, respectively) and (ii) investments in people (i.e. “sign-on” bonuses) and other special deferred incentive awards granted throughout the applicable year, with such amounts in (i) and (ii) reduced by an estimate of future forfeitures of such awards, and

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

Noncontrolling Interests

Noncontrolling interests primarily consist of amounts related to Edgewater’s management vehicles that the Company is deemed to control but not own and the amount attributable to LAZ-MD Holdings’ ownership interest in the net income of Lazard Group. See Note 11 of Notes to Condensed Consolidated Financial Statements for information regarding the Company’s noncontrolling interests. In May 2014, the remaining Lazard Group common membership interests held by LAZ-MD Holdings were exchanged for shares of the Company’s Class A common stock. Following the exchange, Lazard Group became a wholly-owned indirect subsidiary of Lazard Ltd, and the sole issued and outstanding share of the Company’s Class B common stock was automatically converted into one share of the Company’s Class A common stock pursuant to the provisions of the Company’s bye-laws, resulting in only one outstanding class of common stock.

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

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP. Selected financial data from the Company’s reported condensed consolidated results of operations is set forth below, followed by a more detailed discussion of both the consolidated and business segment results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)
Net Revenue	$566,896	$490,405	$1,100,296	$892,308

Operating Expenses:
Compensation and benefits	345,924	331,131	667,489	608,870
Non-compensation	112,046	117,332	215,481	219,022
Amortization of intangible assets related to acquisitions	706	1,004	1,926	1,881
Provision pursuant to tax receivable agreement	9,240	–	9,240	–

Total operating expenses	467,916	449,467	894,136	829,773

Operating Income	98,980	40,938	206,160	62,535
Provision for income taxes	13,071	9,017	34,822	12,965

Net Income	85,909	31,921	171,338	49,570
Less – Net Income Attributable to Noncontrolling Interests	717	568	5,304	2,857

Net Income Attributable to Lazard Ltd	$85,192	$31,353	$166,034	$46,713

Operating Income, as a % of net revenue	17.5%	8.3%	18.7%	7.0%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)
Operating Revenue:
Net revenue	$566,896	$490,405	$1,100,296	$892,308
Adjustments:
Interest expense (a)	15,559	19,937	31,275	39,785
Revenue related to noncontrolling interests (b)	(2,512)	(2,458)	(8,778)	(6,780)
(Gains) losses on investments pertaining to LFI (c)	(8,906)	3,477	(11,532)	(248)

Operating revenue	$571,037	$511,361	$1,111,261	$925,065

(a)	Interest expense (excluding interest expense incurred by LFB) is added back in determining operating revenue because such expense relates to corporate financing activities and is not considered to be a cost directly related to the revenue of our business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount.
(c)	Represents changes in the fair value of investments held in connection with LFI and other similar deferred compensation arrangements for which a corresponding equal amount is excluded from compensation and benefits expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$345,924	$331,131	$667,489	$608,870
Adjustments:
Noncontrolling interests (a)	(1,098)	(1,063)	(2,246)	(2,184)
(Charges) credits pertaining to LFI (b)	(8,906)	3,477	(11,532)	(248)
Cost saving initiatives (c)	–	(26,728)	–	(51,399)

Adjusted compensation and benefits expense	$335,920	$306,817	$653,711	$555,039

Adjusted compensation and benefits expense, as a % of operating revenue	58.8%	60.0%	58.8%	60.0%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)	Represents changes in the fair value of the compensation liability recorded in connection with LFI and other similar deferred compensation arrangements for which a corresponding equal amount is excluded from operating revenue.
(c)	Represents expenses related to the cost saving initiatives for (i) severance costs and benefit payments; (ii) the acceleration of unrecognized amortization expense of deferred incentive compensation previously granted to individuals terminated and (iii) the settlement of certain contractual obligations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$112,046	$117,332	$215,481	$219,022
Adjustments:
Noncontrolling interests (a)	(567)	(681)	(1,001)	(1,139)
Cost saving initiatives (b)	–	(11,653)	–	(13,304)

Adjusted non-compensation expense	$111,479	$104,998	$214,480	$204,579

Adjusted non-compensation expense, as a % of operating revenue	19.5%	20.5%	19.3%	22.1%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.
(b)	Represents expenses related to the cost saving initiatives for occupancy cost reduction and other non-compensation related costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)
Earnings From Operations:
Operating revenue	$571,037	$511,361	$1,111,261	$925,065
Deduct:
Adjusted compensation and benefits expense	(335,920)	(306,817)	(653,711)	(555,039)
Adjusted non-compensation expense	(111,479)	(104,998)	(214,480)	(204,579)

Earnings from operations	$123,638	$99,546	$243,070	$165,447

Earnings from operations, as a % of operating revenue	21.7%	19.5%	21.9%	17.9%

Headcount information is set forth below:

	As Of
	June 30, 2014	December 31, 2013(a)	June 30, 2013
Headcount:
Managing Directors:
Financial Advisory	140	132	138
Asset Management	82	72	74
Corporate	17	15	15

Total Managing Directors	239	219	227
Other Employees:
Business segment professionals	1,100	1,082	1,072
All other professionals and support staff	1,122	1,102	1,105

Total	2,461	2,403	2,404

(a)	The headcount reductions relating to the cost saving initiatives were substantially complete as of December 31, 2013. Such reductions have been partially offset by additional investments and managing director promotions.

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

Three Months Ended June 30, 2014 versus June 30, 2013

The Company reported net income attributable to Lazard Ltd of $85 million, as compared to net income of $31 million in the 2013 period.

Net revenue increased $76 million, or 16%, with operating revenue increasing $60 million, or 12%, as compared to the 2013 period. Fee revenue from investment banking and other advisory activities increased $20 million, or 8%, primarily due to increases in M&A and Other Advisory fees. The increase in M&A and Other Advisory fee revenue was primarily due to an increase in the absolute number of completed transactions involving fees greater than $1 million as compared to the 2013 period. Asset management fees, including incentive fees, increased $41 million, or 17%, principally reflecting a $31 billion, or 18%, increase in average AUM as compared to the 2013 period. In the aggregate, interest income, other revenue and interest expense reflected an increase in net revenue of $16 million as compared to the 2013 period. Such increase was primarily due to investment gains recorded in connection with LFI, as well as a decrease in interest expense as a result of the refinancing of the Company’s 7.125% senior notes due 2015 (the “2015 Notes”) (see Note 9 of Notes to Condensed Consolidated Financial Statements for additional information).

Compensation and benefits expense increased $15 million, or 4%, as compared to the 2013 period (which included a $27 million charge related to the cost saving initiatives), primarily driven by higher operating revenue.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between interim periods, as described above), was $336 million, an increase of $29 million, or 9%, as compared to $307 million in the 2013 period, primarily driven by higher operating revenue. The ratio of adjusted compensation and benefits expense to operating revenue was 58.8% for the 2014 period, which is consistent with the 2013 full year adjusted compensation ratio, as compared to 60.0% for the 2013 period. As described above, when analyzing compensation and benefits expense on an interim basis, we believe that adjusted compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future interim periods.

Non-compensation expense decreased $5 million, or 5%, as compared to the 2013 period (which included a charge of $11 million related to the cost saving initiatives). When excluding such charge, as well as non-compensation costs relating to noncontrolling interests, adjusted non-compensation expense increased $6 million, or 6%, as compared to the 2013 period, reflecting increased activity levels and investment in our businesses. The ratio of adjusted non-compensation expense to operating revenue was 19.5%, as compared to 20.5% in the 2013 period.

Amortization of intangible assets remained substantially unchanged as compared to the 2013 period.

Based on the expected utilization of certain deferred tax assets that are subject to the tax receivable agreement, the provision pursuant to the tax receivable agreement in the 2014 period was $9 million. No such provision was required in the 2013 period (see Note 15 of Notes to Condensed Consolidated Financial Statements for additional information).

Operating income increased $58 million, as compared to the 2013 period (including the charges relating to the cost saving initiatives of $38 million). Operating income, as a percentage of net revenue, was 17.5%, as compared to 8.3% in the 2013 period.

Earnings from operations increased $24 million, or 24%, as compared to the 2013 period, and, as a percentage of operating revenue, was 21.7%, as compared to 19.5% in the 2013 period.

The provision for income taxes reflects an effective tax rate of 13.2%, as compared to 22.0% for the 2013 period. The decrease in the effective tax rate is primarily reflective of the change in the geographic mix of earnings (see Note 15 of Notes to Condensed Consolidated Financial Statements for additional information).

Net income attributable to noncontrolling interests remained substantially unchanged as compared to the 2013 period.

Six Months Ended June 30, 2014 versus June 30, 2013

The Company reported net income attributable to Lazard Ltd of $166 million, as compared to net income of $47 million in the 2013 period.

Net revenue increased $208 million, or 23%, with operating revenue increasing $186 million, or 20%, as compared to the 2013 period. Fee revenue from investment banking and other advisory activities increased $124 million, or 29%, primarily due to increases in M&A and Other Advisory fees. The increase in M&A and Other Advisory fee revenue was primarily due to an increase in the number of completed transactions involving fees greater than $1 million as compared to the 2013 period, as well as an increase in the average transaction fee. Asset management fees, including incentive fees, increased $63 million, or 13%, principally reflecting a $23 billion, or 13%, increase in average AUM as compared to the 2013 period. In the aggregate, interest income, other revenue and interest expense reflected an increase in net revenue of $21 million as compared to the 2013 period. Such increase was primarily due to investment gains recorded in connection with LFI, as well as a decrease in interest expense as a result of the refinancing of the 2015 Notes (see Note 9 of Notes to Condensed Consolidated Financial Statements for additional information).

Compensation and benefits expense increased $59 million, or 10%, as compared to the 2013 period (which included a $51 million charge related to the cost saving initiatives), primarily driven by higher operating revenue.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between interim periods, as described above), was $654 million, an increase of $99 million, or 18%, as compared to $555 million in the 2013 period, primarily driven by higher operating revenue. The ratio of adjusted compensation and benefits expense to operating revenue was 58.8% for the 2014 period, which is consistent with the 2013 full year adjusted compensation ratio, as compared to 60.0% for the 2013 period. As described above, when analyzing compensation and benefits expense on an interim basis, we believe that adjusted compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future interim periods.

Non-compensation expense decreased $4 million, or 2%, as compared to the 2013 period (which included a charge of $13 million related to the cost saving initiatives). When excluding such charge, as well as non-compensation costs relating to noncontrolling interests, adjusted non-compensation expense increased $9 million, or 5%, as compared to the 2013 period, primarily reflecting increased business activity and investment in our businesses. The ratio of adjusted non-compensation expense to operating revenue was 19.3%, as compared to 22.1% in the 2013 period.

Amortization of intangible assets remained substantially unchanged as compared to the 2013 period.

Based on the expected utilization of certain deferred tax assets that are subject to the tax receivable agreement, the provision pursuant to the tax receivable agreement in the 2014 period was $9 million. No such provision was required in the 2013 period (see Note 15 of Notes to Condensed Consolidated Financial Statements for additional information).

Operating income increased $144 million, as compared to the 2013 period (including the charges relating to the cost saving initiatives of $64 million). Operating income, as a percentage of net revenue, was 18.7%, as compared to 7.0% in the 2013 period.

Earnings from operations increased $78 million, or 47%, as compared to the 2013 period, and, as a percentage of operating revenue, was 21.9%, as compared to 17.9% in the 2013 period.

The provision for income taxes reflects an effective tax rate of 16.9%, as compared to 20.7% for the 2013 period. The decrease in the effective tax rate is primarily reflective of the change in the geographic mix of earnings (see Note 15 of Notes to Condensed Consolidated Financial Statements for additional information).

Net income attributable to noncontrolling interests increased $2 million as compared to the 2013 period.

Business Segments

The following is a discussion of net revenue and operating income for the Company’s segments - Financial Advisory, Asset Management and Corporate. Each segment’s operating expenses include (i) compensation and benefits expenses that are incurred directly in support of the segment and (ii) other operating expenses, which include directly incurred expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourcing, and indirect support costs (including compensation and benefits expense and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, human resources, legal, information technology, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistical drivers such as revenue, headcount, square footage and other factors.

Financial Advisory

The following tables summarize the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)
M&A and Other Advisory	$233,313	$218,488	$472,457	$339,244
Capital Raising	26,574	21,583	32,790	36,269

Total Strategic Advisory	259,887	240,071	505,247	375,513
Restructuring	20,882	23,236	51,018	56,256

Net Revenue	280,769	263,307	556,265	431,769
Operating Expenses(a)	253,804	239,766	499,219	456,674

Operating Income (Loss)	$26,965	$23,541	$57,046	$(24,905)

Operating income (loss), as a % of net revenue	9.6%	8.9%	10.3%	(5.8)%

(a)	In 2013, includes $25,764 and $47,779 for the three month and six month periods, respectively, associated with the implementation of the cost saving initiatives.

Net revenue trends in Financial Advisory for M&A and Other Advisory and Restructuring are generally correlated to the level of completed industry-wide M&A transactions and restructuring transactions occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in non-public or sovereign advisory assignments. For example, in the first half of 2014, the industry statistics for global M&A transactions described above reflect a 7% decrease in the value, and an 11% decrease in the number, of all completed transactions as compared to the 2013 period. For M&A deals with values greater than $500 million, the value of completed transactions also decreased 5%, while the number of such deals decreased 1% as compared to the 2013 period. Our M&A and Other Advisory revenue, however, which includes Sovereign and Capital Structure Advisory revenue, increased 39% as compared to the 2013 period.

Certain Lazard fee and transaction statistics are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Lazard Statistics:
Number of clients with fees greater than $1 million:
Total Financial Advisory	70	56	137	105
M&A and Other Advisory	58	46	110	80
Percentage of total Financial Advisory net revenue from top 10 clients	30%	39%	22%	26%
Number of M&A transactions completed with values greater than $500 million (a)	12	18	32	34

(a)	Source: Dealogic as of July 2, 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	48%	64%	55%	63%
Europe	43	33	37	33
Rest of World	9	3	8	4

Total	100%	100%	100%	100%

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

Three Months Ended June 30, 2014 versus June 30, 2013

Total Strategic Advisory net revenue, representing fees from our M&A and Other Advisory and Capital Raising businesses, increased $20 million, or 8%, and Restructuring revenue decreased $2 million, or 10%, as compared to the 2013 period.

M&A and Other Advisory revenue increased $15 million, or 7%, along with an increase in Capital Raising revenue of $5 million, or 23%, as compared to the 2013 period. The increase in M&A and Other Advisory revenue was primarily due to an increase in the absolute number of completed transactions involving fees greater than $1 million as compared to the 2013 period. Our major clients, which in the aggregate represented a significant portion of our M&A and Other Advisory revenue for the 2014 period, included Carrefour, Ceva Santé Animale, Cia Providência, Fieldglass, GlaxoSmithKline, The Hellenic Financial Stability Fund, Marvin Engineering, National Asset Management Agency, Oil States International and Vivendi.

Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings, distressed asset sales and advice on complex on- and off-balance sheet assignments, the timing of which may not correspond to industry announced defaults. The decrease in Restructuring revenue in the 2014 period was generally in line with the continued industry-wide low level of corporate restructuring activity. Our major clients, which in the aggregate represented a significant portion of our restructuring revenue for the 2014 period, included Mercator, Midwest Generation and Quiznos.

Operating expenses increased $14 million, or 6%, as compared to the 2013 period (which included a $26 million charge related to the cost saving initiatives). Excluding such charge, operating expenses increased $40 million, or 19%, primarily due to an increase in compensation and benefits expense.

Financial Advisory operating income was $27 million, an increase of $3 million as compared to operating income of $24 million (including the impact of the $26 million charge related to the cost saving initiatives) in the 2013 period and, as a percentage of net revenue, was 9.6%, as compared to 8.9% in the 2013 period.

Six Months Ended June 30, 2014 versus June 30, 2013

Total Strategic Advisory net revenue, representing fees from our M&A and Other Advisory and Capital Raising businesses, increased $130 million, or 35%, and Restructuring revenue decreased $5 million, or 9%, as compared to the 2013 period.

M&A and Other Advisory revenue increased $133 million, or 39%, while Capital Raising revenue decreased by $3 million, or 10%, as compared to the 2013 period. The increase in M&A and Other Advisory revenue was primarily due to an increase in the number of completed transactions involving fees greater than $1 million as compared to the 2013 period, as well as an increase in the average transaction fee. The decrease in Restructuring revenue in the 2014 period was generally in line with the continued industry-wide low level of corporate restructuring activity.

Operating expenses increased $43 million, or 9%, as compared to the 2013 period (which included a $48 million charge related to the cost saving initiatives). Excluding such charge, operating expenses increased $91 million, or 22%, primarily due to an increase in compensation and benefits expense related to increased operating revenue.

Financial Advisory operating income was $57 million, an increase of $82 million as compared to operating loss of $25 million (including the impact of the $48 million charge related to the cost saving initiatives) in the 2013 period and, as a percentage of net revenue, was 10.3%, as compared to (5.8%) in the 2013 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	June 30, 2014	December 31, 2013
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$52,994	$47,450
Global	37,089	35,521
Local	32,216	31,232
Multi-Regional	45,075	39,859

Total Equity	167,374	154,062

Fixed Income:
Emerging Markets	13,319	9,048
Global	3,865	3,164
Local	3,476	3,507
Multi-Regional	10,604	11,155

Total Fixed Income	31,264	26,874

Alternative Investments	4,628	4,690
Private Equity	1,127	1,151
Cash Management	132	147

Total AUM	$204,525	$186,924

Total AUM at June 30, 2014 was $205 billion, an increase of $18 billion, or 9%, as compared to total AUM of $187 billion at December 31, 2013, due to market and foreign exchange appreciation and net inflows. Average AUM for the three month and six month periods ended June 30, 2014 was 18% and 13%, respectively, higher than the corresponding periods in 2013.

As of June 30, 2014, approximately 90% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 10% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, and was substantially unchanged from the corresponding percentages at December 31, 2013.

As of June 30, 2014, AUM denominated in foreign currencies represented approximately 64% of our total AUM, as compared to 63% at December 31, 2013. Foreign denominated AUM generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month and six month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$155,259	$7,529	$(5,305)	$2,224	$9,036	$855	$167,374
Fixed Income	28,378	3,384	(966)	2,418	555	(87)	31,264
Other	5,816	465	(398)	67	(2)	6	5,887

Total	$189,453	$11,378	$(6,669)	$4,709	$9,589	$774	$204,525

	Six Months Ended June 30, 2014
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$154,062	$14,370	$(12,180)	$2,190	$9,553	$1,569	$167,374
Fixed Income	26,874	5,069	(1,592)	3,477	918	(5)	31,264
Other	5,988	779	(889)	(110)	54	(45)	5,887

Total	$186,924	$20,218	$(14,661)	$5,557	$10,525	$1,519	$204,525

Inflows in the Equity asset class were primarily attributable to the Emerging Markets and Multi-Regional platforms, and inflows in the Fixed Income asset class were primarily attributable to the Emerging Markets platform. Outflows in the Equity asset class were primarily attributable to the Emerging Markets and Global equity platforms, and outflows in the Fixed Income asset class were primarily attributable to the Local and Multi-Regional platforms.

	Three Months Ended June 30, 2013
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$142,802	$6,452	$(11,224)	$(4,772)	$(952)	$(2,737)	$134,341
Fixed Income	23,130	1,526	(921)	605	(839)	60	22,956
Other	6,033	286	(246)	40	56	(137)	5,992

Total	$171,965	$8,264	$(12,391)	$(4,127)	$(1,735)	$(2,814)	$163,289

	Six Months Ended June 30, 2013
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$138,171	$13,931	$(20,355)	$(6,424)	$8,028	$(5,434)	$134,341
Fixed Income	22,718	2,984	(1,562)	1,422	(782)	(402)	22,956
Other	6,171	441	(561)	(120)	94	(153)	5,992

Total	$167,060	$17,356	$(22,478)	$(5,122)	$7,340	$(5,989)	$163,289

As of July 18, 2014, AUM was 205.4 billion, a $0.9 billion increase since June 30, 2014, with such increase primarily due to net inflows and market and foreign exchange appreciation.

Average AUM for the three month and six month periods ended June 30, 2014 and 2013 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in millions)
Average AUM by Asset Class:
Equity	$162,148	$138,614	$157,453	$140,463
Fixed Income	30,496	23,200	28,908	22,890
Alternative Investments	4,621	4,565	4,580	4,586
Private Equity	1,142	1,263	1,141	1,287
Cash Management	130	141	129	144

Total Average AUM	$198,537	$167,783	$192,211	$169,370

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)
Revenue:
Management Fees	$257,507	$217,700	$497,030	$437,692
Incentive Fees	15,774	15,849	26,152	24,643
Other Income	14,883	11,950	33,546	27,189

Net Revenue	288,164	245,499	556,728	489,524
Operating Expenses(a)	185,237	187,554	360,998	342,631

Operating Income	$102,927	$57,945	$195,730	$146,893

Operating income, as a % of net revenue	35.7%	23.6%	35.2%	30.0%

(a)	In 2013, includes $0 and $235 for the three month and six month periods, respectively, associated with the implementation of the cost saving initiatives.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	59%	62%	60%	62%
Europe	31	25	31	26
Rest of World	10	13	9	12

Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended June 30, 2014 versus June 30, 2013

Asset Management net revenue increased $43 million, or 17%, as compared to the 2013 period. Management fees increased $40 million, or 18%, as compared to the 2013 period, reflecting a $31 billion, or 18%, increase in average AUM. Incentive fees remained substantially unchanged as compared to the 2013 period. Other revenue increased $3 million, or 25%, as compared to the 2013 period, primarily due to increases in custody fees and transaction-based commission revenue as a result of increased market activity.

Operating expenses decreased $2 million, or 1%, as compared to the 2013 period.

Asset Management operating income was $103 million, an increase of $45 million, or 78%, as compared to operating income of $58 million in the 2013 period and, as a percentage of net revenue, was 35.7%, as compared to 23.6% in the 2013 period.

Six Months Ended June 30, 2014 versus June 30, 2013

Asset Management net revenue increased $67 million, or 14%, as compared to the 2013 period. Management fees increased $59 million, or 14%, as compared to the 2013 period, reflecting a $23 billion, or 13%, increase in average AUM. Incentive fees increased $2 million, or 6%, as compared to the 2013 period, primarily due to fees related to traditional investment products. Other revenue increased $6 million, or 23%, as compared to the 2013 period, primarily due to higher transaction-based commission revenue as a result of increased market activity and custody fees.

Operating expenses increased $18 million, or 5%, as compared to the 2013 period, primarily due to increases in compensation and benefits expense related to the increase in operating revenue, and other expenses related to increased business activity.

Asset Management operating income was $196 million, an increase of $49 million, or 33%, as compared to operating income of $147 million (including the impact of the $0.2 million charge related to the cost saving initiatives) in the 2013 period and, as a percentage of net revenue, was 35.2%, as compared to 30.0% in the 2013 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)
Interest Income	$1,001	$926	$1,982	$1,643
Interest Expense	(15,708)	(20,310)	(31,660)	(40,461)

Net Interest (Expense)	(14,707)	(19,384)	(29,678)	(38,818)
Other Revenue	12,670	983	16,981	9,833

Net Revenue (Expense)	(2,037)	(18,401)	(12,697)	(28,985)
Operating Expenses (a)	28,875	22,147	33,919	30,468

Operating Loss	$(30,912)	$(40,548)	$(46,616)	$(59,453)

(a)	In 2013, includes $12,617 and $16,689 for the three month and six month periods, respectively, associated with the implementation of the cost saving initiatives.

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended June 30, 2014 versus June 30, 2013

Net interest expense decreased $5 million, or 24%, as compared to the 2013 period, primarily due to the refinancing of the 2015 Notes.

Other revenue increased $12 million as compared to the 2013 period, primarily due to investment gains recorded in connection with LFI.

Operating expenses increased $7 million, or 30%, as compared to the 2013 period (which included charges of $12 million associated with the cost saving initiatives). Excluding the impact of such charges, operating expenses increased $19 million as compared to the 2013 period. The increase was primarily due to increased compensation and benefits expense related to LFI and other similar deferred compensation arrangements, as well as a $9 million provision pursuant to the tax receivable agreement. Such provision was required in the 2014 period, but not in the corresponding 2013 period.

Six Months Ended June 30, 2014 versus June 30, 2013

Net interest expense decreased $9 million, or 24%, as compared to the 2013 period, primarily due to the refinancing of the 2015 Notes.

Other revenue increased $7 million, or 73%, as compared to the 2013 period, primarily due to investment gains recorded in connection with LFI.

Operating expenses increased $3 million, or 11%, as compared to the 2013 period (which included charges of $16 million associated with the cost saving initiatives). Excluding the impact of such charges, operating expenses increased $20 million compared to the 2013 period. The increase was primarily due to increased compensation and benefits expense related to LFI and other similar deferred compensation arrangements, as well as a $9 million provision pursuant to the tax receivable agreement. Such provision was required in the 2014 period, but not in the corresponding 2013 period.

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

Summary of Cash Flows:

	Six Months Ended June 30,
	2014	2013
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$171.3	$49.6
Noncash charges (a)	177.6	185.4
Other operating activities (b)	(219.3)	(221.4)

Net cash provided by operating activities	129.6	13.6

Investing activities	(5.5)	(35.6)
Financing activities (c)	(283.9)	(207.3)
Effect of exchange rate changes	2.8	(19.4)

Net Decrease in Cash and Cash Equivalents	(157.0)	(248.7)
Cash and Cash Equivalents:
Beginning of Period	841.5	850.2

End of Period	$684.5	$601.5

(a) Consists of the following:

Depreciation and amortization of property	$17.7	$16.6
Amortization of deferred expenses, stock units and interest rate hedge	158.0	166.9
Amortization of intangible assets related to acquisitions	1.9	1.9

Total	$177.6	$185.4

(b)	Includes net changes in operating assets and liabilities.
(c)	Consists primarily of purchases of shares of Class A common stock, tax withholdings related to the settlement of vested restricted stock units (“RSUs”), Class A common stock dividends and distributions to noncontrolling interest holders.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of Class A common stock and Lazard Group common membership interests and matters relating to liquidity and to compliance with regulatory net capital requirements. At June 30, 2014, Lazard had approximately $684 million of cash, with such amount including approximately $340 million held at Lazard’s operations outside the U.S. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from its foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of June 30, 2014, Lazard had approximately $238 million in unused lines of credit available to it, including a $150 million, three-year, senior revolving credit facility with a group of lenders that expires in September 2015 (the “Credit Facility”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $48 million (at June 30, 2014 exchange rates) and Edgewater of $35 million. At June 30, 2014, Edgewater had $55 million of available lines of credit, of which $20 million was drawn down by the general partner of Edgewater Growth Capital Partners III, L.P. (“EGCP III”) in the second quarter of 2014 to provide a loan to EGCP III to finance a certain fund investment. The loan to EGCP III is expected to be repaid in the third quarter of 2014 from a capital call made by EGCP III to its investors. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

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

Financing Activities

The table below sets forth our corporate indebtedness as of June 30, 2014 and December 31, 2013. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

	Maturity Date	As of		Increase (Decrease)
		June 30, 2014	December 31, 2013
		($ in millions)
Senior Debt:
6.85%	2017	$548.4	$548.4	$–
4.25%	2020	500.0	500.0	–

Total Senior Debt		$1,048.4	$1,048.4	$–

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

At June 30, 2014, the general partner of EGCP III had drawn down $20 million on its line of credit. See Note 9 of Notes to Condensed Consolidated Financial Statements and “—Operating Activities” above for additional information.

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is due to the lending bank group, the Credit Facility includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended June 30, 2014, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.41 to 1.00 and its Consolidated Interest Coverage Ratio being 11.92 to 1.00. In any event, no amounts were outstanding under the Credit Facility as of June 30, 2014.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At June 30, 2014, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Stockholders’ Equity

At June 30, 2014, total stockholders’ equity was $567 million, as compared to $630 million at December 31, 2013, including $500 million and $560 million attributable to Lazard Ltd on the respective dates. The net activity in stockholders’ equity during the six month period ended June 30, 2014 is reflected in the table below (in millions of dollars):

Stockholders’ Equity—January 1, 2014	$630

Increase (decrease) due to:
Net income	171
Other comprehensive income	6
Amortization of share-based incentive compensation	112
Purchase of Class A common stock	(193)
Settlement of share-based incentive compensation, net of related tax benefit of $2 (a)	(81)
Class A common stock dividends	(73)
Distributions to noncontrolling interests, net	(5)

Stockholders’ Equity—June 30, 2014	$567

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

	Number of Shares/Common Membership Interests Purchased	Average Price Per Share/Common Membership Interest
Six Months Ended June 30:
2013	1,434,657	$35.16
2014	4,114,206	$46.83

The shares purchased in the six months ended June 30, 2014 included 1,000,000 shares purchased from Natixis S.A. on June 26, 2014 for approximately $50 million in connection with the sale by Natixis S.A. of its entire investment in the Company’s Class A common stock. The purchase transaction closed on July 1, 2014. As of June 30, 2014, a total of $129 million of share repurchase authorization remained available under the Company’s share repurchase program, which will expire on December 31, 2015.

During the six months ended June 30, 2014, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases in the open market.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of June 30, 2014:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior Debt (including interest) (a)	$1,299,161	$58,812	$665,974	$42,500	$531,875
Operating Leases (exclusive of $169,041 of committed sublease income) (b)	991,783	84,623	154,157	132,084	620,919
Capital Leases (including interest)	16,411	3,138	13,273	–	–
Investment Capital Funding Commitments (c)	26,441	26,441	–	–	–

Total (d)	$2,333,796	$173,014	$833,404	$174,584	$1,152,794

(a)	See Note 9 of Notes to Condensed Consolidated Financial Statements.
(b)	Committed sublease income was reduced by approximately $79,600 in July 2014 pursuant to arrangements we entered into with LFCM Holdings. See Note 17 of Notes to Condensed Consolidated Financial Statements.
(c)	See Note 5 of Notes to Condensed Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.
(d)	The table above excludes contingent obligations, as well as any possible payments for uncertain tax positions and payments pursuant to the Company’s tax receivable agreement, given the inability to estimate the possible amounts and timing of any such payments. See Notes 10, 12, 13 and 15 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes, respectively.

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

Subsequent to the initial recognition of deferred tax assets, we also must continually assess the likelihood that such deferred tax assets will be realized. If we determine that we may not fully derive the benefit from a deferred tax asset, we consider whether it would be appropriate to apply a valuation allowance against the applicable deferred tax asset. In order to determine whether we apply a valuation allowance, we must assess whether it is more likely than not that such asset will be realized, taking into account all available information. The ultimate realization of a deferred tax asset for a particular entity depends, among other things, on the generation of taxable income by such entity in the applicable jurisdiction. Although we have been profitable on a consolidated basis for the three year periods ended December 31, 2013 and June 30, 2014, certain of our tax-paying entities have individually experienced minimal profits on a cumulative basis during such years and losses in 2012, primarily due to permanent differences between net income and taxable income at such entities. Considering the recent operating results of such entities and the other factors listed below, we recorded a valuation allowance of approximately $1.23 billion on our deferred tax assets as of December 31, 2013 and have not changed our assessment regarding the level of valuation allowance as of June 30, 2014.

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

As mentioned previously, certain of our tax-paying entities have individually experienced minimal profits on a cumulative basis over the past several years and losses in 2012. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets will be realized. If the cumulative positive information outweighs the negative, including among other matters the achievement by the relevant tax-paying entities of sustainable levels of profitability, the evaluation of the realizability of the deferred tax assets could change and a significant amount of the valuation allowance could be released in whole or in part. This could occur at some point or points over the next few years, including as early as the end of 2014 or in 2015. If any significant valuation allowance reduction were to occur, we would likely have a significant tax benefit in the period in which such reduction occurs. Included in our deferred tax assets as of December 31, 2013 are approximately $652 million related to certain basis step-ups and approximately $257 million of net operating losses generated by the amortization of such step-up assets, all of which are subject to the tax receivable agreement. Under the tax receivable agreement, Lazard Group will retain 15% of the actual cash tax savings relating to such assets and will pay 85% of such savings to the owners of Lazard prior to the separation. As a result, in the event of a reduction of our valuation allowance, we also would recognize a liability relating to the portion expected to be payable under the tax receivable agreement. The creation of this liability could potentially offset a significant amount (but not all) of the income we would otherwise recognize upon a release of the valuation allowance.

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

Data relating to investments is set forth below:

	June 30, 2014	December 31, 2013
	($ in thousands)
Seed investments by asset class:
Equities (a)	$112,693	$118,535
Fixed income	23,532	25,231
Alternative investments	27,668	29,920

Total seed investments	163,893	173,686

Other investments owned:
Private equity (b)	107,926	104,405
Short-term investments and other	21,749	11,644

Total other investments owned	129,675	116,049

Subtotal	293,568	289,735

Add:
Equity method (c)	7,994	9,488
Private equity consolidated, not owned (d)	8,969	9,787
LFI (e)	228,393	169,095

Total investments	$538,924	$478,105

(a)	At June 30, 2014 and December 31, 2013, seed investments in directly owned equity securities were invested as follows:

	June 30, 2014	December 31, 2013
Percentage invested in:
Financials	30%	31%
Consumer	29	29
Industrial	12	12
Technology	11	9
Energy	6	6
Other	12	13

Total	100%	100%

(b)	Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $21 million and $18 million as of June 30, 2014 and December 31, 2013, respectively.

(c)	Represents investments accounted for under the equity method of accounting.

(d)	Represents private equity investments that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “stockholders’ equity” on the condensed consolidated statements of financial condition.

(e)	Composed of investments held in connection with LFI and other similar deferred compensation arrangements. The market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to awards expected to vest. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives.

At June 30, 2014 and December 31, 2013, $118 million and $116 million, respectively, of our total investments at a fair value of $530 and $468 million, respectively, or 22% and 25%, respectively, were classified as Level 3 investments. Substantially all of our Level 3 investments at both dates are priced based on NAV.

During the six months ended June 30, 2014 and 2013, gains of approximately $7 million and $3 million, respectively, were recognized in “revenue-other” on the consolidated statement of operations pertaining to Level 3 investments. See Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of June 30, 2014 and December 31, 2013, the Company held seed investments of approximately $164 million and $174 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $54 million in seven entities as of June 30, 2014, as compared to $58 million in nine entities as of December 31, 2013.

As of June 30, 2014 and December 31, 2013, the Company did not consolidate or deconsolidate any seed investment entities. As such, 100% of the recorded balance of seed investments as of June 30, 2014 and December 31, 2013 represented the Company’s economic interest in the seed investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed investment entities.

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

Risk Management

Investments

The Company has investments in a variety of asset classes, primarily debt and equity securities, and interests in alternative investments, debt, equity and private equity funds. The Company makes investments primarily to seed strategies in our Asset Management business or to reduce exposure arising from LFI and other similar deferred compensation arrangements. The Company measures its net economic exposure to market and other risks arising from investments that it owns, excluding (i) investments held in connection with LFI and other similar deferred compensation arrangements and (ii) investments in funds owned entirely by the noncontrolling interest holders of certain acquired entities.

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

Equity Market Price Risk—As of June 30, 2014 and December 31, 2013, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $128 million and $134 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $1.1 million and $1.7 million in the carrying value of such investments as of June 30, 2014 and December 31, 2013, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—As of June 30, 2014 and December 31, 2013, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $54 million and $48 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $0.7 million and $0.9 million in the carrying value of such investments as of June 30, 2014 and December 31, 2013, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—As of June 30, 2014 and December 31, 2013, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $76 million and $85 million, respectively. A significant portion of the Company’s foreign currency exposure relating to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus US dollars would result in a decrease of approximately $0.6 million and $1.4 million in the carrying value of such investments as of June 30, 2014 and December 31, 2013, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. As of June 30, 2014 and December 31, 2013, the Company’s exposure to changes in the fair value of such investments was approximately $108 million and $104 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $10.8 million and $10.4 million in the carrying value of such investments as of June 30, 2014 and December 31, 2013, respectively.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness and specifically provide for exposures where we determine the receivables are impaired. At June 30, 2014, total receivables amounted to $544 million, net of an allowance for doubtful accounts of $30 million. As of that date, Financial Advisory and Asset Management fees, and customer and related party receivables comprised 81%, 15% and 4% of total receivables, respectively. At December 31, 2013, total receivables amounted to $513 million, net of an allowance for doubtful accounts of $29 million. As of that date, Financial Advisory and Asset Management fees, and customer and related party receivables comprised 88%, 10% and 2% of total receivables, respectively. At June 30, 2014 and December 31, 2013, the Company had receivables past due or deemed uncollectible of approximately $34 million and $39 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit. At June 30, 2014 and December 31, 2013, customer receivables included $28 million and $15 million of LFB loans, respectively. Such loans are closely monitored for counterparty creditworthiness to help minimize exposure. In addition, as of June 30, 2014, LFB’s commitments to lend, which are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level, were not significant.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties. As of June 30, 2014, the Company’s largest individual counterparty exposure was a Financial Advisory fee receivable of $12 million.

Risks Related to Derivatives

Lazard enters into interest rate swaps and forward foreign currency exchange contracts to hedge exposures to interest rates and currency exchange rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $0.1 million and $1 million at June 30, 2014 and December 31, 2013, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $7 million and $2 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI. Derivative liabilities relating to LFI amounted to $215 million and $162 million at June 30, 2014 and December 31, 2013, respectively.

In addition, LFB enters into interest rate swaps, forward foreign currency exchange contracts and other derivative contracts to hedge exposures to interest rate and currency fluctuations on open positions that arise primarily from client activity. Such foreign currency and interest rate positions are subject to strict internal limits and, based on account balances as of June 30, 2014, we do not believe that the impact of potential significant movements in either the currency or interest rate markets on LFB’s positions would materially affect the Company’s annual operating income.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its short-term investments generally have floating interest rates. Based on account balances as of June 30, 2014, Lazard estimates that its annual operating income relating to cash and short-term investments and corporate indebtedness would increase by approximately $7 million in the event interest rates were to increase by 1% and decrease by approximately $2 million if rates were to decrease by 1%.

As of June 30, 2014, the Company’s cash and cash equivalents totaled approximately $684 million. Substantially all of the Company’s cash and cash equivalents were invested in highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), in short-term interest earning accounts at a number of leading banks throughout the world, and in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

Operational Risk

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

On May 12, 2014, Lazard Ltd issued 710,009 shares of Class A common stock in reliance on Section 4(2) of the Securities Act of 1933 in connection with the exchange of 710,009 common membership interests of Lazard Group held by certain members of LAZ-MD Holdings as provided for in the Master Separation Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings and other related documents. Following the issuance and exchange, Lazard Group became a wholly-owned indirect subsidiary of Lazard Ltd, and the sole issued and outstanding share of the Company’s Class B common stock was automatically converted into one share of the Company’s Class A common stock pursuant to the provisions of the Company’s bye-laws, resulting in only one outstanding class of common stock.

Issuer Repurchases of Equity Securities

The following table sets forth information regarding Lazard’s purchases of its Class A common stock on a monthly basis during the second quarter of 2014. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2014
Share Repurchase Program (1)	170,500	$45.86	170,500	$206.8 million
Employee Transactions (2)	(222)	$43.78	–	$–

May 1 – May 31, 2014
Share Repurchase Program (1)	336,031	$49.16	336,031	$190.3 million
Employee Transactions (2)	5,496	$50.11	–	$–

June 1 – June 30, 2014
Share Repurchase Program (1)	1,215,001	$50.52	1,215,001	$128.9 million
Employee Transactions (2)	4,753	$50.50	–	$–

Total
Share Repurchase Program (1)	1,721,532	$49.79	1,721,532	$128.9 million
Employee Transactions (2)	10,027	$50.43	–	$–

(1)	As disclosed in more detail in Note 11 of Notes to Condensed Consolidated Financial Statements, in February 2011, October 2011, April 2012, October 2012, October 2013 and April 2014, the Board of

Directors authorized, on a cumulative basis, the repurchase of up to an additional $250 million, $125 million, $125 million, $200 million, $100 million and $200 million, respectively, in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2012, December 31, 2013, December 31, 2013, December 31, 2014, December 31, 2015 and December 31, 2015, respectively. The share repurchase program is used primarily to offset a portion of the shares to be issued under the 2005 Plan and the 2008 Plan. Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions. The rate at which the Company purchases shares in connection with the share repurchase program may vary from quarter to quarter due to a variety of factors. Amounts shown in this line item include repurchases of Class A common stock and exclude the shares of Class A common stock withheld by the Company to meet the minimum statutory tax withholding requirements as described below. The shares purchased in the six months ended June 30, 2014 include 1,000,000 shares purchased from Natixis S.A. on June 26, 2014 for approximately $50 million in connection with the sale by Natixis S.A. of its entire investment in the Company’s Class A common stock. The purchase transaction closed on July 1, 2014.

During the three months ended June 30, 2014, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases in the open market.

(2)	Under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs, PRSUs and delivery of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended June 30, 2014, the Company satisfied such obligations in lieu of issuing 10,027 shares of Class A common stock upon the vesting of 63,467 RSUs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

PART IV

Item 6.	Exhibits

2.1	Master Separation Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

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

10.55*

Form of Agreement evidencing a February 20, 2014 grant of Performance-Based Stock Units under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed May 6, 2014).

10.56*	Agreement between the Company and Kenneth M. Jacobs, dated as of February 20, 2014, evidencing a grant of Performance-Based Stock Units under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 6, 2014).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Matthieu Bucaille.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Matthieu Bucaille.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2014

LAZARD LTD

By:	/s/ Matthieu Bucaille
Name: Matthieu Bucaille
Title: Chief Financial Officer

By:	/s/ Dominick Ragone
Name: Dominick Ragone
Title: Chief Accounting Officer