Form 10-Q
period 2014-09-30
Lazard Ltd
filed 2014-10-28
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 20, 2014, there were 129,766,091 shares of the Registrant’s Class A common stock outstanding (including 7,602,792 shares held by subsidiaries).

When we use the terms “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd has no material operating assets other than indirect ownership as of September 30, 2014 of all of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

(dollars in thousands, except for per share data)

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$820,584	$841,482
Deposits with banks and short-term investments	240,728	244,879
Cash deposited with clearing organizations and other segregated cash	44,710	62,046

Receivables (net of allowance for doubtful accounts of $29,859 and $28,777 at September 30, 2014 and December 31, 2013, respectively):
Fees	429,477	452,535
Customers and other	77,908	52,220
Related parties	530	7,920

	507,915	512,675
Investments	549,922	478,105

Property (net of accumulated amortization and depreciation of $257,512 and $253,930 at September 30, 2014 and December 31, 2013, respectively)	227,359	248,796

Goodwill and other intangible assets (net of accumulated amortization of $51,325 and $45,379 at September 30, 2014 and December 31, 2013, respectively)	356,254	363,877
Other assets	295,418	259,277

Total Assets	$3,042,890	$3,011,137

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

(dollars in thousands, except for per share data)

	September 30, 2014	December 31, 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$278,334	$275,434
Accrued compensation and benefits	517,640	523,063
Senior debt	1,048,350	1,048,350
Capital lease obligations	12,889	15,834
Related party payables	11,952	5,031
Other liabilities	536,065	513,427

Total Liabilities	2,405,230	2,381,139
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - 7,921 shares issued and outstanding at September 30, 2014 and December 31, 2013	–	–
Series B - no shares issued and outstanding	–	–
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 129,766,091 and 129,056,081 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively, including shares held by subsidiaries as indicated below)	1,298	1,291
Class B, par value $.01 per share (1 share authorized, issued and outstanding at December 31, 2013)	–	–
Additional paid-in-capital	657,279	737,899
Retained earnings	333,294	203,236
Accumulated other comprehensive loss, net of tax	(152,184)	(133,004)

	839,687	809,422
Class A common stock held by subsidiaries, at cost (7,602,792 and 8,317,065 shares at September 30, 2014 and December 31, 2013, respectively)	(267,117)	(249,213)

Total Lazard Ltd Stockholders’ Equity	572,570	560,209
Noncontrolling interests	65,090	69,789

Total Stockholders’ Equity	637,660	629,998

Total Liabilities and Stockholders’ Equity	$3,042,890	$3,011,137

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE
Investment banking and other advisory fees	$290,604	$232,006	$843,186	$660,351
Asset management fees	276,940	241,478	805,848	707,536
Interest income	1,243	1,347	3,815	3,823
Other	12,936	25,692	60,832	61,587

Total revenue	581,723	500,523	1,713,681	1,433,297
Interest expense	15,512	20,169	47,174	60,635

Net revenue	566,211	480,354	1,666,507	1,372,662

OPERATING EXPENSES
Compensation and benefits	338,612	301,809	1,006,101	910,679
Occupancy and equipment	29,400	27,393	86,079	96,435
Marketing and business development	19,127	17,077	59,254	60,646
Technology and information services	23,025	22,217	68,466	65,331
Professional services	11,184	12,904	32,895	32,223
Fund administration and outsourced services	17,034	14,475	48,490	43,328
Amortization of intangible assets related to acquisitions	4,020	877	5,946	2,758
Provision (benefit) pursuant to tax receivable agreement	(176)	–	9,064	–
Other	10,273	2,484	30,340	17,609

Total operating expenses	452,499	399,236	1,346,635	1,229,009

OPERATING INCOME	113,712	81,118	319,872	143,653
Provision for income taxes	23,792	18,370	58,614	31,335

NET INCOME	89,920	62,748	261,258	112,318
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,061	2,466	6,365	5,323

NET INCOME ATTRIBUTABLE TO LAZARD LTD	$88,859	$60,282	$254,893	$106,995

ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	122,206,914	122,199,954	122,366,632	120,556,047
Diluted	133,566,684	134,242,144	133,722,776	133,174,000

NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.73	$0.49	$2.08	$0.89

Diluted	$0.67	$0.45	$1.91	$0.81

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.30	$0.25	$0.90	$0.50

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET INCOME	$89,920	$62,748	$261,258	$112,318

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Currency translation adjustments	(29,100)	12,157	(18,640)	(18,610)

Amortization of interest rate hedge	–	264	–	791

Employee benefit plans:

Actuarial gain (loss) (net of tax (expense) benefit of $(1,731) and $(25) for the three months ended September 30, 2014 and 2013, respectively, and $1,919 and $1,686 for the nine months ended September 30, 2014 and 2013, respectively)	3,251	50	(3,695)	(2,669)

Adjustment for items reclassified to earnings (net of tax expense of $528 and $404 for the three months ended September 30, 2014 and 2013, respectively, and $1,391 and $1,206 for the nine months ended September 30, 2014 and 2013, respectively)	1,145	1,223	3,714	3,653

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(24,704)	13,694	(18,621)	(16,835)

COMPREHENSIVE INCOME	65,216	76,442	242,637	95,483
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,061	2,523	6,365	5,201

COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD LTD	$64,155	$73,919	$236,272	$90,282

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

(dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$261,258	$112,318
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	26,332	25,465
Amortization of deferred expenses, share-based incentive compensation and interest rate hedge	227,896	239,357
Amortization of intangible assets related to acquisitions	5,946	2,758
(Increase) decrease in operating assets:
Deposits with banks and short-term investments	(18,626)	25,558
Cash deposited with clearing organizations and other segregated cash	15,630	6,291
Receivables-net	(12,982)	(55,516)
Investments	(78,820)	(54,520)
Other assets	(103,778)	(81,898)
Increase (decrease) in operating liabilities:
Deposits and other payables	34,730	14,158
Accrued compensation and benefits and other liabilities	57,836	(66,104)

Net cash provided by operating activities	415,422	167,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(14,161)	(54,344)
Disposals of property	1,023	5,843

Net cash used in investing activities	(13,138)	(48,501)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	1,102	805
Excess tax benefits from share-based incentive compensation	1,508	2,211
Payments for:
Capital lease obligations	(1,738)	(2,092)
Distributions to noncontrolling interests	(9,182)	(10,228)
Purchase of Class A common stock	(192,657)	(77,934)
Class A common stock dividends	(109,592)	(60,931)
Settlement of vested share-based incentive compensation	(83,783)	(125,546)
Other financing activities	(1,754)	(165)

Net cash used in financing activities	(396,096)	(273,880)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(27,086)	(7,309)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,898)	(161,823)
CASH AND CASH EQUIVALENTS—January 1	841,482	850,190

CASH AND CASH EQUIVALENTS—September 30	$820,584	$688,367

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2013

(UNAUDITED)

(dollars in thousands)

	Series A Preferred Stock			Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

	Shares	$		Shares(*)	$				Shares	$
Balance – January 1, 2013	7,921		$–	128,216,424	$1,282	$846,050	$182,647	$(110,541)	12,802,938	$(349,782)	$569,656	$81,884	$651,540

Comprehensive income (loss):

Net income							106,995				106,995	5,323	112,318

Other comprehensive loss - net of tax								(16,713)			(16,713)	(122)	(16,835)

Business acquisitions and related equity transactions:

Class A common stock issuable (including related amortization)						829					829	5	834

Delivery of Class A common stock (including dividend-equivalents)						(4,994)	(179)		(170,988)	5,173	–		–

Amortization of share-based incentive compensation						182,338					182,338	1,003	183,341

Dividend-equivalents						8,440	(8,604)				(164)	(1)	(165)

Class A common stock dividends							(60,931)				(60,931)		(60,931)

Purchase of Class A common stock									2,201,657	(77,934)	(77,934)		(77,934)

Delivery of Class A common stock in connection with shared-based incentive compensation and related tax benefit of $862						(342,898)	(609)		(7,519,848)	218,819	(124,688)	4	(124,684)

Class A common stock issued in exchange for Lazard Group common membership interests				839,658	8	(8)					–		–

Distributions to noncontrolling interests, net											–	(9,423)	(9,423)

Adjustments related to noncontrolling interests						3,984		(598)			3,386	(4,386)	(1,000)

Balance – September 30, 2013	7,921	$ –		129,056,082	$1,290	$693,741	$219,319	$(127,852)	7,313,759	$(203,724)	$582,774	$74,287	$657,061

(*)

Includes 128,216,423 and 129,056,081 shares of the Company’s Class A common stock issued at January 1, 2013 and September 30, 2013, respectively, and 1 share of the Company’s Class B common stock issued at each such date.

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2014

(UNAUDITED)

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2014	7,921	$–	129,056,082	$1,291	$737,899	$203,236	$(133,004)	8,317,065	$(249,213)	$560,209	$69,789	$629,998

Comprehensive income (loss):
Net income						254,893				254,893	6,365	261,258
Other comprehensive loss - net of tax							(18,621)			(18,621)		(18,621)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)					387					387		387
Amortization of share-based incentive compensation					159,095					159,095		159,095
Dividend-equivalents					13,489	(15,243)				(1,754)		(1,754)
Class A common stock dividends						(109,592)				(109,592)		(109,592)
Purchase of Class A common stock								4,114,206	(192,657)	(192,657)		(192,657)
Delivery of Class A common stock in connection with shared-based incentive compensation and related tax benefit of $1,409					(257,127)			(4,828,479)	174,753	(82,374)		(82,374)
Class A common stock issued in exchange for Lazard Group common membership interests			710,009	7	(7)					–		–
Distributions to noncontrolling interests, net										–	(8,080)	(8,080)
Adjustments related to noncontrolling interests					3,543		(559)			2,984	(2,984)	–

Balance – September 30, 2014	7,921	$–	129,766,091	$1,298	$657,279	$333,294	$(152,184)	7,602,792	$(267,117)	$572,570	$65,090	$637,660

(*)

Includes 129,056,081 and 129,766,091 shares of the Company’s Class A common stock issued at January 1, 2014 and September 30, 2014, respectively, and 1 share of the Company’s Class B common stock issued at January 1, 2014.

See notes to condensed consolidated financial statements.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Lazard Ltd indirectly held 100% and approximately 99.5% of all outstanding Lazard Group common membership interests as of September 30, 2014 and December 31, 2013, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group, which is governed by an Operating Agreement dated as of May 10, 2005, as amended (the “Operating Agreement”). LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity formerly owned by Lazard Group’s current and former managing directors, held approximately 0.5% of the outstanding Lazard Group common membership interests as of December 31, 2013. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”), which provided LAZ-MD Holdings with approximately 0.6% of the voting power, but no economic rights, in the Company as of December 31, 2013. In May 2014, the remaining outstanding Lazard Group common membership interests held by LAZ-MD Holdings were exchanged for shares of the Company’s Class A common stock, par value $0.01 per share (“Class A common stock”), and the sole issued and outstanding share of the Company’s Class B common stock was automatically converted into one share of the Company’s Class A common stock pursuant to the provisions of the Company’s bye-laws, resulting in only one outstanding class of common stock (the “Final Exchange of LAZ-MD Interests”). Following the Final Exchange of LAZ-MD Interests, Lazard Group became a wholly-owned indirect subsidiary of Lazard Ltd.

Our sole operating asset is our indirect ownership of the common membership interests of Lazard Group and our managing member interest of Lazard Group, whose principal operating activities are included in two business segments:

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Significant Accounting Policies

Basis of Presentation—The accompanying condensed consolidated financial statements of Lazard Ltd have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Ltd’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”). The accompanying December 31, 2013 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

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

The consolidated results of operations for the three month and nine month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for any future interim or annual period.

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

The Company’s policy is to consolidate entities in which it has a controlling financial interest. The Company consolidates (i) a voting interest entity (“VOE”) where the Company either holds a majority of the voting interest in such entity or is the general partner in such entity and the third-party investors do not have the right to replace the general partner and (ii) a variable interest entity (“VIE”) where the Company absorbs a majority of the expected losses, expected residual returns, or both, of such entity. When the Company does not have a controlling interest in an entity, but exerts significant influence over such entity’s operating and financial decisions, the Company applies the equity method of accounting in which it records in earnings its share of earnings or losses of the entity. Intercompany transactions and balances have been eliminated.

Deposits with Banks and Short-Term Investments—Represents LFB’s short-term deposits, including with the Banque de France and amounts placed by LFB in short-term, highly liquid securities, such as French government securities, with original maturities of 90 days or less when purchased. The level of these deposits and investments may be driven by the level of LFB customer and bank-related interest-bearing time and demand deposits (which can fluctuate significantly on a daily basis) and by changes in asset allocation. The carrying value of deposits with banks and short-term investments approximates fair value due to their short-term maturities. Under the fair value hierarchy, such amounts would be categorized within Level 1 if carried at fair value.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

For a detailed discussion about the Company’s significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements in our Form 10-K.

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

Receivables are stated net of an estimated allowance for doubtful accounts, for past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. Activity in the allowance for doubtful accounts for the three month and nine month periods ended September 30, 2014 and 2013 was as follows:

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2014	2013	2014	2013
Beginning Balance	$29,943	$24,593	$28,777	$23,017
Bad debt expense, net of recoveries	2,064	(198)	9,567	1,644
Charge-offs, foreign currency translation and other adjustments	(2,148)	1,765	(8,485)	1,499

Ending Balance	$29,859	$26,160	$29,859	$26,160

At September 30, 2014 and December 31, 2013, the Company had receivables past due or deemed uncollectible of $35,086 and $39,341, respectively.

Of the Company’s fee receivables at September 30, 2014 and December 31, 2013, $81,531 and $69,464, respectively, represented interest-bearing financing receivables. Based upon our historical loss experience, the

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

credit quality of the counterparties, and the lack of past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $426,384 and $443,211 at September 30, 2014 and December 31, 2013, respectively, approximates fair value.

4.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Interest-bearing deposits	$24,785	$516

Debt	7,185	8,013

Equities	63,275	59,394

Funds:
Alternative investments (a)	36,184	37,030
Debt (a)	81,099	58,769
Equity (a)	211,772	190,702
Private equity	117,104	114,193

	446,159	400,694

Equity method	8,518	9,488

Total investments	549,922	478,105
Less:
Interest-bearing deposits	24,785	516
Equity method	8,518	9,488

Investments, at fair value	$516,619	$468,101

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$8,630	$4,045

(a)	Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $8,566, $43,779 and $166,541, respectively, at September 30, 2014 and $7,099, $31,515 and $130,481, respectively, at December 31, 2013, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds (see Notes 6 and 12 of Notes to Condensed Consolidated Financial Statements).

Interest-bearing deposits mature within one year and are carried at cost that approximates fair value due to their short-term maturities.

Debt securities primarily consist of seed investments invested in debt securities held within separately managed accounts related to our Asset Management business.

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

Private equity investments consolidated but not owned by Lazard relate to the economic interests that are owned by the management team and other investors in the Edgewater Funds (“Edgewater”) which totaled $6,732 and $9,787 at September 30, 2014 and December 31, 2013, respectively (see Note 10 of Notes to Condensed Consolidated Financial Statements).

During the three month and nine month periods ended September 30, 2014 and 2013, the Company reported in “revenue-other” on its condensed consolidated statements of operations gross unrealized investment gains and losses pertaining to “trading” securities as follows:

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2014	2013	2014	2013
Gross unrealized investment gains	$–	$10,925	$5,526	$12,044
Gross unrealized investment losses	$13,897	$–	$5,601	$3,907

5.	FAIR VALUE MEASUREMENTS

Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

Level 1.	Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Lazard has the ability to access.

Level 2.	Assets and liabilities whose values are based on (i) quoted prices for similar assets or liabilities in an active market, or quoted prices for identical or similar assets or liabilities in non-active markets, (ii) assets valued based on net asset value (“NAV”) or its equivalent redeemable at the measurement date or within the near term without redemption restrictions, or (iii) inputs other than quoted prices that are directly observable or derived principally from, or corroborated by, market data.

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

The Company’s investments in debt securities are classified as Level 1 when their respective fair values are based on unadjusted quoted prices in active markets and are classified as Level 2 when their fair values are primarily based on prices as provided by external pricing services.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables present the classification of investments and certain other assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 within the fair value hierarchy:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt	$1,141	$6,044	$–	$7,185
Equities	61,941	–	1,334	63,275
Funds:
Alternative investments	–	36,184	–	36,184
Debt	81,095	4	–	81,099
Equity	211,729	43	–	211,772
Private equity	–	–	117,104	117,104
Derivatives	–	8,625	–	8,625

Total	$355,906	$50,900	$118,438	$525,244

Liabilities:
Securities sold, not yet purchased	$8,630	$–	$–	$8,630
Derivatives	–	209,941	–	209,941

Total	$8,630	$209,941	$–	$218,571

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt	$1,681	$6,332	$–	$8,013
Equities	58,054	–	1,340	59,394
Funds:
Alternative investments	–	37,030	–	37,030
Debt	58,765	4	–	58,769
Equity	190,660	42	–	190,702
Private equity	–	–	114,193	114,193
Derivatives	–	682	–	682

Total	$309,160	$44,090	$115,533	$468,783

Liabilities:
Securities sold, not yet purchased	$4,045	$–	$–	$4,045
Derivatives	–	164,001	–	164,001

Total	$4,045	$164,001	$–	$168,046

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the three month and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$1,370	$–	$–	$–	$(36)	$1,334
Private equity funds	116,895	2,500	7,498	(5,769)	(4,020)	117,104

Total Level 3 Assets	$118,265	$2,500	$7,498	$(5,769)	$(4,056)	$118,438

	Nine Months Ended September 30, 2014
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$1,340	$14	$–	$–	$(20)	$1,334
Private equity funds	114,193	9,336	8,709	(10,854)	(4,280)	117,104

Total Level 3 Assets	$115,533	$9,350	$8,709	$(10,854)	$(4,300)	$118,438

	Three Months Ended September 30, 2013
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$637	$2	$650	$–	$34	$1,323
Alternative investment funds	11	(11)	–	–	–	–
Private equity funds	112,833	5,174	2,907	(6,848)	1,502	115,568

Total Level 3 Assets	$113,481	$5,165	$3,557	$(6,848)	$1,536	$116,891

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	Nine Months Ended September 30, 2013
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$190	$8	$1,095	$–	$30	$1,323
Alternative investment funds	3,457	117	–	(3,574)	–	–
Equity funds	10	–	–	(10)	–	–
Private equity funds	112,444	8,912	6,166	(12,716)	762	115,568

Total Level 3 Assets	$116,101	$9,037	$7,261	$(16,300)	$792	$116,891

(a)	Earnings for the three month and nine month periods ended September 30, 2014 and the three month and nine month periods ended September 30, 2013 include net unrealized gains of $810, $6,346, $2,680 and $6,007, respectively.

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month and nine month periods ended September 30, 2014 and 2013.

Fair Value of Certain Investments Based on NAV—The Company’s Level 2 and Level 3 investments at September 30, 2014 and December 31, 2013 include certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value. Information with respect thereto was as follows:

	September 30, 2014
				% of Fair Value Not Redeemable	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair value	Unfunded Commitments			% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$32,344	$–		NA	NA	NA	NA	(a)	<30-60 days
Funds of funds	480	–		NA	NA	NA	NA	(b)	<30-90 days
Other	3,360	–		NA	NA	NA	NA	(c)	<30-60 days
Debt funds	4	–		NA	NA	NA	NA	(d)	30 days
Equity funds	43	–		NA	NA	NA	NA	(e)	30-90 days
Private equity funds:
Equity growth	76,164	19,137	(f)	100%	11%	61%	28%	NA	NA
Mezzanine debt	40,940	–		100%	–%	–%	100%	NA	NA

Total	$153,335	$19,137

(a)	weekly (17%), monthly (64%) and quarterly (19%)
(b)	monthly (98%) and quarterly (2%)
(c)	daily (11%), weekly (5%) and monthly (84%)
(d)	daily (100%)
(e)	daily (14%), monthly (58%) and quarterly (28%)
(f)	Unfunded commitments to private equity investments consolidated but not owned by Lazard of $7,518 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	December 31, 2013
				% of Fair Value Not Redeemable	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair value	Unfunded Commitments			% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$31,837	$–		NA	NA	NA	NA	(a)	<30-90 days
Funds of funds	475	–		NA	NA	NA	NA	(b)	<30-90 days
Other	4,718	–		NA	NA	NA	NA	(c)	<30-60 days
Debt funds	4	–		NA	NA	NA	NA	(d)	30 days
Equity funds	42	–		NA	NA	NA	NA	(e)	30-90 days
Private equity funds:
Equity growth	70,054	27,135	(f)	100%	17%	60%	23%	NA	NA
Mezzanine debt	44,139	–		100%	–%	–%	100%	NA	NA

Total	$151,269	$27,135

(a)	weekly (17%), monthly (65%) and quarterly (18%)
(b)	monthly (95%) and quarterly (5%)
(c)	daily (7%), weekly (1%) and monthly (92%)
(d)	daily (100%)
(e)	daily (13%), monthly (58%) and quarterly (29%)
(f)	Unfunded commitments to private equity investments consolidated but not owned by Lazard of $10,613 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

See Note 4 of Notes to Condensed Consolidated Financial Statements for discussion of significant investment strategies for investments with value based on NAV.

Investment Capital Funding Commitments—At September 30, 2014, the Company’s maximum unfunded commitments for capital contributions to investment funds arose from (i) commitments to CP II, which amounted to $1,644 for potential “follow-on investments” and/or for fund expenses through the earlier of February 25, 2017 or the liquidation of the fund, (ii) commitments to EGCP III, which amounted to $12,688, through the earlier of October 12, 2016 (i.e., the end of the investment period) for investments and/or expenses (with a portion of the undrawn amount of such commitments as of that date remaining committed until October 12, 2023 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund and (iii) commitments to COF2, which amounted to $4,805, through the earlier of November 11, 2016 (i.e., the end of the investment period) for investments and/or fund expenses (with a portion of the undrawn amount of such commitments as of that date remaining committed until November 11, 2019 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund.

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

The tables below present the fair values of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair values of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (see Note 12 of Notes to Condensed Consolidated Financial Statements) on the accompanying condensed consolidated statements of financial condition as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Derivative Assets:
Forward foreign currency exchange rate contracts	$4,464	$250
Total return swaps and other (a)	4,161	432

	$8,625	$682

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$20	$1,579
LFI and other similar deferred compensation arrangements	209,921	162,422

	$209,941	$164,001

(a)	For total return swaps, amounts represent the netting of gross derivative assets and liabilities of $4,220 and $59 as of September 30, 2014, respectively, and $2,019 and $1,587 as of December 31, 2013, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets”, with receivables for net cash collateral under such contracts of $10,434 and $11,384 as of September 30, 2014 and December 31, 2013, respectively.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2014 and 2013, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Forward foreign currency exchange rate contracts	$15,355	$(5,310)	$14,380	$(1,705)
LFI and other similar deferred compensation arrangements	5,528	(7,519)	(6,004)	(7,767)
Total return swaps and other	2,835	(6,520)	(5,436)	(6,872)

Total	$23,718	$(19,349)	$2,940	$(16,344)

7.	PROPERTY

At September 30, 2014 and December 31, 2013, property consists of the following:

	Estimated Depreciable Life in Years	September 30, 2014	December 31, 2013
Buildings	33	$158,551	$173,772
Leasehold improvements	3-20	169,814	175,600
Furniture and equipment	3-10	151,270	149,598
Construction in progress		5,236	3,756

Total		484,871	502,726
Less - Accumulated depreciation and amortization		257,512	253,930

Property		$227,359	$248,796

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at September 30, 2014 and December 31, 2013 are presented below:

	September 30,	December 31,
	2014	2013
Goodwill	$343,776	$345,453
Other intangible assets (net of accumulated amortization)	12,478	18,424

	$356,254	$363,877

At September 30, 2014 and December 31, 2013, goodwill of $279,235 and $280,912, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Changes in the carrying amount of goodwill for the nine month periods ended September 30, 2014 and 2013 are as follows:

	Nine Months Ended September 30,
	2014	2013
Balance, January 1	$345,453	$364,328
Business acquisitions	3,232	1,601
Foreign currency translation adjustments	(4,909)	(15,310)

Balance, September 30	$343,776	$350,619

The gross cost and accumulated amortization of other intangible assets as of September 30, 2014 and December 31, 2013, by major intangible asset category, are as follows:

	September 30, 2014			December 31, 2013
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Performance fees	$30,740	$21,116	$9,624	$30,740	$17,173	$13,567
Management fees, customer relationships and non-compete agreements	33,063	30,209	2,854	33,063	28,206	4,857

	$63,803	$51,325	$12,478	$63,803	$45,379	$18,424

Amortization expense of intangible assets for the three month and nine month periods ended September 30, 2014 was $4,020 and $5,946, respectively, and for the three month and nine month periods ended September 30, 2013 was $877 and $2,758, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2014 (October 1 through December 31)	$864
2015	6,433
2016	5,181

Total amortization expense	$12,478

(a)	Approximately 46% of intangible asset amortization is attributable to a noncontrolling interest.

9.	SENIOR DEBT

Senior debt is comprised of the following as of September 30, 2014 and December 31, 2013:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As of
				September 30, 2014	December 31, 2013

Lazard Group 6.85% Senior Notes	600,000	6/15/17	6.85%	$548,350	$548,350
Lazard Group 4.25% Senior Notes	500,000	11/14/20	4.25%	500,000	500,000
Lazard Group Credit Facility	150,000	9/25/15	0.78%	–	–

Total				$1,048,350	$1,048,350

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

In November 2013, and in connection with Lazard Group’s redemption of $528,500 aggregate principal amount of its then outstanding 7.125% senior notes maturing on May 15, 2015 (the “2015 Notes”), Lazard Group issued $500,000 aggregate principal amount of 4.25% senior notes maturing on November 14, 2020 (the “2020 Notes”). Interest on the 2020 Notes is payable semi-annually on May 14 and November 14 of each year.

On September 25, 2012, Lazard Group entered into a $150,000, three-year senior revolving credit facility with a group of lenders (the “Credit Facility”), which expires in September 2015. The Credit Facility replaced a similar revolving credit facility which was terminated as a condition to effectiveness of the Credit Facility. Interest rates under the Credit Facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of September 30, 2014, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 0.78%. At September 30, 2014 and December 31, 2013, no amounts were outstanding under the Credit Facility.

The Credit Facility contains customary terms and conditions, including certain financial covenants. In addition, the Credit Facility, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of September 30, 2014, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

As of September 30, 2014, the Company had approximately $262,000 in unused lines of credit available to it, including the Credit Facility, and unused lines of credit available to LFB of approximately $44,000 (at September 30, 2014 exchange rates) and Edgewater of $64,000. In the second quarter of 2014, $20,000 of Edgewater’s available lines of credit was drawn down by the general partner of EGCP III to provide a loan to EGCP III to finance a certain fund investment. The loan to EGCP III was repaid in the third quarter of 2014 from a capital call made by EGCP III to its investors. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

The Company’s senior debt at September 30, 2014 and December 31, 2013 is carried at historical amounts. At those dates, the fair value of such senior debt was approximately $1,141,000 and $1,117,000, respectively, and exceeded the aggregate carrying value by approximately $93,000 and $69,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

10.	COMMITMENTS AND CONTINGENCIES

Leases—The Company has various leases and other contractual commitments arising in the ordinary course of business. At September 30, 2014, minimum rental commitments under non-cancelable operating leases, net of sublease income, are approximately as follows:

Year Ending December 31,
2014 (October 1 through December 31)	$21,159
2015	77,287
2016	75,672
2017	70,321
2018	64,894
Thereafter	646,775

Total minimum lease payments	956,108

Sublease proceeds (a)	82,162

Net lease payments	$873,946

(a)	Committed sublease income was reduced by approximately $79,600 in the third quarter of 2014 pursuant to arrangements we entered into with LFCM Holdings LLC (“LFCM Holdings”). See Note 17 of Notes to Condensed Consolidated Financial Statements.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At September 30, 2014, LFB had $4,851 of such indemnifications and held $4,357 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the condensed consolidated statement of financial condition.

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

The aggregate fair value of the consideration recognized by the Company at the acquisition date was $61,624. Such consideration consisted of (i) a one-time cash payment, (ii) 1,142,857 shares of Class A common stock (the “Initial Shares”) and (iii) up to 1,142,857 additional shares of Class A common stock (the “Earnout Shares”) that are subject to earnout criteria and payable over time. The Initial Shares are subject to forfeiture provisions that lapse only upon the achievement of certain performance thresholds and transfer restrictions during the four year period ending December 2014. The Earnout Shares will be issued only if certain performance thresholds are met. As of September 30, 2014 and December 31, 2013, 913,722 shares are issuable on a contingent basis, and 1,371,992 shares have been earned because applicable performance thresholds have been satisfied. As of September 30, 2014 and December 31, 2013, 1,041,436 and 1,029,006, respectively, of the earned shares have been settled.

Contingent Consideration Relating To Other Business Acquisitions—For a business acquired in 2012, at December 31, 2012, 170,988 shares of Class A common stock (including dividend equivalent shares) were issuable on a

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

non-contingent basis. Such shares were delivered in the first quarter of 2013. The Company is obligated to issue a maximum of 202,650 additional shares of Class A common stock if certain performance thresholds are achieved by December 31, 2014.

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. These commitments have varying expiration dates, are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level. These commitments may not represent future cash requirements as they may expire without being drawn upon. At September 30, 2014, these commitments were not material.

See Notes 5 and 13 of Notes to Condensed Consolidated Financial Statements for information regarding commitments relating to investment capital funding commitments and obligations to fund our pension plans, respectively.

The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, each of LFB and LFNY (See Note 17 of Notes to Condensed Consolidated Financial Statements) may enter into underwriting commitments in which it will participate as an underwriter. At September 30, 2014, LFB and LFNY had no such underwriting commitments.

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

Lazard Group Distributions—As previously described, Lazard Group’s common membership interests are held by subsidiaries of Lazard Ltd and, until May 2014, also were held by LAZ-MD Holdings. Pursuant to provisions of the Operating Agreement, Lazard Group distributions in respect of its common membership interests are allocated to the holders of such interests on a pro rata basis. Such distributions represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries incur and, until May 2014, that the members of LAZ-MD Holdings incurred, as a result of holding Lazard Group common membership interests.

During the nine month periods ended September 30, 2014 and 2013, Lazard Group distributed the following amounts to LAZ-MD Holdings and the subsidiaries of Lazard Ltd (none of which related to tax distributions):

	Nine Months Ended September 30,
	2014	2013
LAZ-MD Holdings	$213	$565
Subsidiaries of Lazard Ltd	109,592	60,931

	$109,805	$61,496

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

Exchanges of Lazard Group Common Membership Interests—During the nine month periods ended September 30, 2014 and 2013, Lazard Ltd issued 710,009 and 839,658 shares of Class A common stock, respectively, in connection with the exchanges of a like number of Lazard Group common membership interests (received from members of LAZ-MD Holdings in exchange for a like number of LAZ-MD Holdings exchangeable interests) (see Note 1 of Notes to Condensed Consolidated Financial Statements for a discussion of the Final Exchange of LAZ-MD Interests).

See “Noncontrolling Interests” below for additional information regarding Lazard Ltd’s and LAZ-MD Holdings’ ownership interests in Lazard Group.

Share Repurchase Program—During the nine month period ended September 30, 2014 and for the years ended December 31, 2013, 2012 and 2011, the Board of Directors of Lazard Ltd authorized the repurchase of Class A common stock and Lazard Group common membership interests as set forth in the table below.

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

	Number of Shares/Common Membership Interests Purchased	Average Price Per Share/Common Membership Interest
Nine Months Ended September 30:

2013	2,201,657	$35.40
2014	4,114,206	$46.83

The shares purchased in the nine months ended September 30, 2014 included 1,000,000 shares purchased from Natixis S.A. on June 26, 2014 for $50,340 in connection with the sale by Natixis S.A. of its entire investment in the Company’s Class A common stock. The purchase transaction closed on July 1, 2014. As of September 30, 2014, a total of $128,932 of share repurchase authorization remained available under the Company’s share repurchase program, which will expire on December 31, 2015.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

During the nine month period ended September 30, 2014, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases in the open market.

Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A and Series B preferred stock. Series A and Series B preferred shares were issued in connection with certain prior year business acquisitions and are each non-participating securities convertible into Class A common stock, and have no voting or dividend rights. As of both September 30, 2014 and December 31, 2013, 7,921 shares of Series A preferred stock were outstanding, and no shares of Series B preferred stock were outstanding. At September 30, 2014 and December 31, 2013, no shares of Series A preferred stock were convertible into shares of Class A common stock on a contingent or a non-contingent basis.

Accumulated Other Comprehensive Income (Loss), Net of Tax (“AOCI”)—The tables below reflect changes in the balances of each component of AOCI during the nine month periods ended September 30, 2014 and 2013:

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2014	$3,869	$(137,431)	$(133,562)	$(558)	$(133,004)

Activity January 1 to September 30, 2014:
Other comprehensive gain (loss) before reclassifications	(18,640)	(3,695)	(22,335)	559	(22,894)
Adjustments for items reclassified to earnings, net of tax	–	3,714	3,714	–	3,714

Net other comprehensive income (loss)	(18,640)	19	(18,621)	559	(19,180)

Balance, September 30, 2014	$(14,771)	$(137,412)	$(152,183)	$1	$(152,184)

	Currency Translation Adjustments	Interest Rate Hedge	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2013	$19,405	$(2,502)	$(128,536)	$(111,633)	$(1,092)	$(110,541)

Activity January 1 to September 30, 2013:
Other comprehensive gain (loss) before reclassifications	(18,610)	–	(2,669)	(21,279)	451	(21,730)
Adjustments for items reclassified to earnings, net of tax	–	791	3,653	4,444	25	4,419

Net other comprehensive income (loss)	(18,610)	791	984	(16,835)	476	(17,311)

Balance, September 30, 2013	$795	$(1,711)	$(127,552)	$(128,468)	$(616)	$(127,852)

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization of interest rate hedge (a)	$–	$264	$–	$791

Amortization relating to employee benefit plans (b)	1,673	1,627	5,105	4,859
Less – related income taxes	528	404	1,391	1,206

Net of tax	1,145	1,223	3,714	3,653

Total reclassifications, net of tax	$1,145	$1,487	$3,714	$4,444

(a)	Included in “interest expense” on the condensed consolidated statements of operations.
(b)	Included in the computation of net periodic benefit cost (see Note 13 of Notes to Condensed Consolidated Financial Statements). Such amount is included in “compensation and benefits” expense on the condensed consolidated statement of operations.

Noncontrolling Interests—Noncontrolling interests principally represent interests held in (i) Lazard Group by LAZ-MD Holdings until May 2014 and (ii) Edgewater’s management vehicles that the Company is deemed to control, but does not own. Following the Final Exchange of LAZ-MD Interests, Lazard Group became a wholly-owned indirect subsidiary of Lazard Ltd.

The following table summarizes the ownership interests in Lazard Group held by Lazard Ltd and LAZ-MD Holdings:

	Lazard Ltd		LAZ-MD Holdings		Total Lazard Group Common Membership Interests
As of September 30:	Common Membership Interests	% Ownership	Common Membership Interests	% Ownership
2013	129,056,081	99.5%	710,009	0.5%	129,766,090
2014	129,766,090	100%	–	–	129,766,090

The change in Lazard Ltd’s ownership in Lazard Group in the nine month periods ended September 30, 2014 and 2013 did not materially impact Lazard Ltd’s stockholders’ equity.

The tables below summarize net income attributable to noncontrolling interests for the three month and nine month periods ended September 30, 2014 and 2013 and noncontrolling interests as of September 30, 2014 and December 31, 2013 in the Company’s condensed consolidated financial statements:

	Net Income (Loss) Attributable To Noncontrolling Interests
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Edgewater	$1,060	$2,018	$5,732	$4,671
LAZ-MD Holdings	–	365	631	862
Other	1	83	2	(210)

Total	$1,061	$2,466	$6,365	$5,323

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	Noncontrolling Interests As Of
	September 30, 2014	December 31, 2013
Edgewater	$64,360	$66,641
LAZ-MD Holdings	–	2,566
Other	730	582

Total	$65,090	$69,789

Dividend Declared, October 2014—On October 22, 2014, Lazard Ltd announced a quarterly dividend of $0.30 per share on its Class A common stock, payable on November 14, 2014, to stockholders of record on November 3, 2014.

12.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2005 Plan and 2008 Plan and activity with respect thereto during the three month and nine month periods ended September 30, 2014 and 2013, is presented below.

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

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, performance-based restricted stock units (“PRSUs”) and restricted stock awards) and “professional services” expense (with respect to deferred stock units (“DSUs”)) within the Company’s accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Share-based incentive awards:
RSUs (a)	$39,091	$46,095	$132,307	$163,184
PRSUs	4,957	6,467	11,657	8,900
Restricted Stock (b)	2,637	2,627	13,493	9,712
DSUs	102	71	1,638	1,545

Total	$46,787	$55,260	$159,095	$183,341

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

(a)	Includes charges relating to the cost saving initiatives of $9,099 for the nine month period ended September 30, 2013 (see Note 14 of Notes to Condensed Consolidated Financial Statements).
(b)	Includes charges relating to the cost saving initiatives of $247 for the nine month period ended September 30, 2013.

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

RSUs generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any dividends paid on Class A common stock during such period. During the nine month periods ended September 30, 2014 and 2013, issuances of RSUs pertaining to such dividend participation rights and respective charges to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”), consisted of the following:

	Nine Months Ended September 30,
	2014	2013
Number of RSUs issued	288,272	257,418
Charges to retained earnings, net of estimated forfeitures	$13,489	$8,440

Non-executive members of the Board of Directors (“Non-Executive Directors”) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 26,360 and 39,315 DSUs granted during the nine month periods ended September 30, 2014 and 2013, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of Class A common stock at the time of cessation of service to the Board of Directors and, for purposes of calculating diluted net income per share, are included in the diluted weighted average shares of Class A common stock

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

outstanding using the “treasury stock” method. DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock, and resulted in nominal cash payments for the nine month periods ended September 30, 2014 and 2013.

The Company’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs pursuant to the 2005 Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date immediately preceding the date of the grant. During the nine month periods ended September 30, 2014 and 2013, 6,381 and 5,880 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs during the nine month periods ended September 30, 2014 and 2013:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2014	16,630,009	$34.51	251,434	$32.02
Granted (including 288,272 RSUs relating to dividend participation)	3,733,113	$42.75	32,741	$50.04
Forfeited	(210,458)	$33.45	–	–
Vested	(6,529,801)	$37.86	–	–

Balance, September 30, 2014	13,622,863	$35.18	284,175	$34.10

Balance, January 1, 2013	21,481,131	$33.92	204,496	$31.47
Granted (including 257,418 RSUs relating to dividend participation)	4,868,963	$36.92	45,195	$34.18
Forfeited	(239,117)	$34.63	–	–
Vested	(9,363,792)	$34.78	–	–

Balance, September 30, 2013	16,747,185	$34.30	249,691	$31.96

In connection with RSUs that vested during the nine month periods ended September 30, 2014 and 2013, the Company satisfied its minimum statutory tax withholding requirements in lieu of issuing 1,876,398 and 3,471,813 shares of Class A common stock in the respective nine month periods. Accordingly, 4,653,403 and 5,891,979 shares of Class A common stock held by the Company were delivered during the nine month periods ended September 30, 2014 and 2013, respectively.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

As of September 30, 2014, estimated unrecognized RSU compensation expense was approximately $168,382, with such expense expected to be recognized over a weighted average period of approximately 1.1 years subsequent to September 30, 2014.

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the nine month periods ended September 30, 2014 and 2013:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2014	575,054	$32.72
Granted	449,911	$45.52
Forfeited	(12,097)	$41.19
Vested	(205,075)	$35.23

Balance, September 30, 2014	807,793	$39.08

Balance, January 1, 2013	1,972,609	$34.85
Granted	368,736	$36.74
Forfeited	(35,794)	$33.35
Vested	(1,728,509)	$36.00

Balance, September 30, 2013	577,042	$32.72

In connection with shares of restricted Class A common stock that vested during the nine month periods ended September 30, 2014 and 2013, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 29,999 and 18,631 shares of Class A common stock during the respective nine month periods. Accordingly, 175,076 and 1,709,878 shares of Class A common stock held by the Company were delivered during the nine month periods ended September 30, 2014 and 2013, respectively.

The restricted stock awards include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At September 30, 2014, estimated unrecognized restricted stock expense was approximately $13,460, with such expense to be recognized over a weighted average period of approximately 1.4 years subsequent to September 30, 2014.

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

The following is a summary of activity relating to PRSUs during the nine month periods ended September 30, 2014 and 2013 at the target level:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2014	448,128	$36.11
Granted	360,783	$44.46

Balance, September 30, 2014	808,911	$39.83

Balance, January 1, 2013	–	–
Granted	448,128	$36.11

Balance, September 30, 2013	448,128	$36.11

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of September 30, 2014, the total estimated unrecognized compensation expense was approximately $23,850, and the Company expects to amortize such expense over a weighted-average period of approximately 1.6 years subsequent to September 30, 2014.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the nine month periods ended September 30, 2014 and 2013:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2014	$60,433	$162,422
Granted	92,728	92,728
Settled	–	(54,293)
Forfeited	(1,320)	(1,908)
Amortization	(57,287)	–
Change in fair value related to:
Increase in fair value of underlying investments	–	6,004
Adjustment for estimated forfeitures	–	6,527
Other	(551)	(1,559)

Balance, September 30, 2014	$94,003	$209,921

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2013	$47,445	$97,593
Granted	72,217	72,217
Settled	–	(22,903)
Forfeited	(765)	(985)
Amortization	(44,195)	–
Change in fair value related to:
Increase in fair value of underlying investments	–	7,767
Adjustment for estimated forfeitures	–	3,175
Other	(217)	(558)

Balance, September 30, 2013	$74,485	$156,306

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.7 years subsequent to September 30, 2014.

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization, net of forfeitures (a)	$21,310	$15,049	$63,226	$47,150
Change in the fair value of underlying investments	(5,528)	7,519	6,004	7,767

Total	$15,782	$22,568	$69,230	$54,917

(a)	Includes charges relating to the cost saving initiatives of $2,665 for the nine month period ended September 30, 2013 (see Note 14 of Notes to Condensed Consolidated Financial Statements).

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

13.	EMPLOYEE BENEFIT PLANS

The Company provides retirement and other post-retirement benefits to certain of its employees through defined benefit pension plans (the “pension plans”) and, in the U.S., a partially funded contributory post-retirement plan covering qualifying U.S. employees (the “medical plan” and together with the pension plans, the “post-retirement plans”). The Company also offers defined contribution plans to its employees. The post-retirement plans generally provide benefits to participants based on average levels of compensation. Expenses related to the Company’s employee benefit plans are included in “compensation and benefits” expense on the condensed consolidated statements of operations.

Employer Contributions to Pension Plans—The Company’s funding policy for its U.S. and non-U.S. pension plans is to fund when required or when applicable upon an agreement with the plans’ trustees (the “Trustees”). Management also evaluates from time to time whether to make voluntary contributions to the plans.

On April 30, 2012, the Company and the Trustees of the U.K. pension plans concluded the December 31, 2010 triennial valuations of the plans. In connection with such valuations and a previously negotiated agreement with the Trustees, the Company and the Trustees agreed upon pension funding terms (the “agreement”) pursuant to which the Company agreed to make plan contributions of 1 million British pounds during each year from 2012 through 2020 inclusive and to make annual contributions of 1 million British pounds into an account security arrangement during each year from 2014 through 2020 inclusive. It was further agreed that, to the extent that the value of the plans’ assets falls short of the funding target for June 1, 2020 that has been agreed upon with the Trustees, the assets from the account security arrangement would be released into the plans at that date. Additionally, the Company agreed to fund the expenses of administering the plans, including certain regulator levies and the cost of other professional advisors to the plans. The terms of the agreement are subject to adjustment based on the results of subsequent triennial valuations, the first of which is currently underway. The aggregate amount in the account security arrangement was approximately $18,200 and $16,900 at September 30, 2014 and December 31, 2013, respectively, and has been recorded in “cash deposited with clearing organizations and other segregated cash” on the accompanying condensed consolidated statements of financial condition. Income on the account security arrangement accretes to the Company and is recorded in interest income.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s post-retirement plans for the three month and nine month periods ended September 30, 2014 and 2013:

	Pension Plans		Medical Plan
	Three Months Ended September 30,
	2014	2013	2014	2013
Components of Net Benefit Cost (Credit):
Service cost	$267	$315	$7	$12
Interest cost	7,636	6,744	49	46
Expected return on plan assets	(8,253)	(6,701)	–	–
Amortization of:
Prior service cost	708	708	–	–
Net actuarial loss (gain)	1,096	919	(131)	–

Net benefit cost (credit)	$1,454	$1,985	$(75)	$58

	Pension Plans		Medical Plan
	Nine Months Ended September 30,
	2014	2013	2014	2013
Components of Net Benefit Cost (Credit):
Service cost	$718	$938	$24	$39
Interest cost	22,807	20,193	146	137
Expected return on plan assets	(24,560)	(20,090)	–	–
Amortization of:
Prior service cost	2,176	2,114	–	–
Net actuarial loss (gain)	3,325	2,745	(396)	–

Net benefit cost (credit)	$4,466	$5,900	$(226)	$176

14.	COST SAVING INITIATIVES

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	Financial Advisory	Asset Management	Corporate	Total
Cumulative October 2012 Through September 30, 2013:
Compensation and benefits	$121,879	$12,292	$17,215	$151,386
Other	3,432	732	11,729	15,893

Total	$125,311	$13,024	$28,944	$167,279

Activity related to the obligations pursuant to the Cost Saving Initiatives during the nine month period ended September 30, 2014 was as follows:

	Accrued Compensation and Benefits	Other Liabilities	Total
Balance, January 1, 2014	$11,860	$5,356	$17,216
Less:
Settlements	(9,815)	(150)	(9,965)

Balance, September 30, 2014	$2,045	$5,206	$7,251

15.	INCOME TAXES

As a result of its indirect investment in Lazard Group, Lazard Ltd, through certain of its subsidiaries, is subject to U.S. federal income taxes on a portion of Lazard Group’s operating income. Although a portion of Lazard Group’s income is subject to U.S. federal income taxes, Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income from its U.S. operations is generally not subject to U.S. federal income taxes because such income is attributable to its partners. In addition, Lazard Group is subject to New York City Unincorporated Business Tax (“UBT”), which is attributable to Lazard Group’s operations apportioned to New York City. UBT is incremental to the U.S. federal statutory tax rate. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes.

The Company recorded income tax provisions of $23,792 and $58,614 for the three month and nine month periods ended September 30, 2014, respectively, and $18,370 and $31,335 for the three month and nine month periods ended September 30, 2013, respectively, representing effective tax rates of 20.9%, 18.3%, 22.6% and 21.8%, respectively. The difference between the U.S. federal statutory rate of 35.0% and the effective tax rates reflected above principally relates to (i) Lazard Group primarily operating as a limited liability company in the U.S., (ii) taxes payable to foreign jurisdictions that are not offset against U.S. income taxes, (iii) foreign source income (loss) not subject to U.S. income taxes (including interest on intercompany financings), (iv) change in the U.S. federal valuation allowance affecting the provision for income taxes, (v) Lazard Group’s income from U.S. operations attributable to noncontrolling interests, and (vi) U.S. state and local taxes (primarily UBT), which are incremental to the U.S. federal statutory tax rate.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Tax Receivable Agreement

The redemption of partnership interests that were held by former and current managing directors of the Company (including the Company’s executive officers) in connection with the Company’s separation and recapitalization that occurred in May 2005, and the subsequent exchanges of LAZ-MD Holdings exchangeable interests for shares of Class A common stock, have resulted in increases in the tax basis of the tangible and/or intangible assets of Lazard Group. The tax receivable agreement dated as of May 10, 2005 with LFCM Holdings requires the Company to pay LFCM Holdings 85% of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of these increases in tax basis. The Company records provisions for payments under the tax receivable agreement to the extent they are probable and estimable. For the three month and nine month periods ended September 30, 2014, the Company recorded a “provision (benefit) pursuant to tax receivable agreement” on the condensed consolidated statements of operations of $(176) and $9,064, respectively (no provision was required for the three month and nine month periods ended September 30, 2013), with the liability related thereto included within “related party payables” on the condensed consolidated statement of financial condition (see Note 17 of Notes to Condensed Consolidated Financial Statements).

16.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

The Company’s basic and diluted net income per share calculations for the three month and nine month periods ended September 30, 2014 and 2013 are computed as described below.

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

Denominator—utilizes the weighted average number of shares of Class A common stock outstanding for the respective periods as in the basic net income per share calculation described above, plus, to the extent dilutive, the incremental number of shares of Class A common stock required to settle share-based incentive compensation and LAZ-MD Holdings exchangeable interests, using the “treasury stock” method or the “as-if-exchanged” basis, as applicable.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The calculations of the Company’s basic and diluted net income per share and weighted average shares outstanding for the three month and nine month periods ended September 30, 2014 and 2013 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to Lazard Ltd	$88,859	$60,282	$254,893	$106,995
Add (deduct) - adjustment associated with Class A common stock issuable on a non-contingent basis	–	–	–	–

Net income attributable to Lazard Ltd - basic	88,859	60,282	254,893	106,995
Add - dilutive effect, as applicable, of:
Adjustments to income relating to interest expense and changes in net income attributable to noncontrolling interests resulting from assumed Class A common stock issuances in connection with share-based incentive compensation and exchangeable interests, net of tax	(3)	316	604	787

Net income attributable to Lazard Ltd - diluted	$88,856	$60,598	$255,497	$107,782

Weighted average number of shares of Class A common stock outstanding	121,800,294	121,441,956	121,954,428	119,797,545
Add - adjustment for shares of Class A common stock issuable on a non-contingent basis	406,620	757,998	412,204	758,502

Weighted average number of shares of Class A common stock outstanding - basic	122,206,914	122,199,954	122,366,632	120,556,047
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of Class A common stock issuable from share-based incentive compensation and exchangeable interests	11,359,770	12,042,190	11,356,144	12,617,953

Weighted average number of shares of Class A common stock outstanding - diluted	133,566,684	134,242,144	133,722,776	133,174,000

Net income attributable to Lazard Ltd per share of Class A common stock:
Basic	$0.73	$0.49	$2.08	$0.89

Diluted	$0.67	$0.45	$1.91	$0.81

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

17.	RELATED PARTIES

Amounts receivable from, and payable to, related parties are set forth below:

	September 30, 2014	December 31, 2013
Receivables
LFCM Holdings	$139	$7,794
Other	391	126

Total	$530	$7,920

Payables
LFCM Holdings	$11,754	$4,300
Other	198	731

Total	$11,952	$5,031

LFCM Holdings

LFCM Holdings owned and operated the capital markets business and fund management activities, as well as other specified non-operating assets and liabilities, that were transferred to it by Lazard Group (referred to as the “separated businesses”) in May 2005 and is owned by former and current managing directors of the Company (including the Company’s executive officers). In addition to the master separation agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings (the “master separation agreement”), which effected the separation and recapitalization that occurred in May 2005, LFCM Holdings entered into certain agreements that addressed various business matters associated with the separation, including agreements related to administrative and support services (the “administrative services agreement”). In addition, LFCM Holdings and Lazard Group entered into a business alliance agreement (the “business alliance agreement”) and a license agreement (the “license agreement”). Certain of these agreements are described in more detail in the Company’s Form 10-K.

In the third quarter of 2014, the Company entered into arrangements with LFCM Holdings and certain of its subsidiaries (“LFCM”) pursuant to which, among other things, the Company has acquired certain assets from LFCM relating to its convertible securities business, the business alliance provided for in the business alliance agreement has been terminated, and LFCM has relinquished certain license rights previously granted under the license agreement. In addition, LFCM surrendered certain leasehold interests, including leasehold improvements, to the Company, and was relieved of obligations to pay related sublease rent. See Note 10 of Notes to Condensed Consolidated Financial Statements. The Company does not believe that any of these arrangements will have a material effect on its consolidated financial position or results of operations.

The acquired assets will facilitate the execution of exchange offers and other transactions related to financial advice provided by the Company’s convertible securities practice group. In addition, the Company may act as an underwriter in public offerings and other distributions of securities from time to time, primarily relating to its Financial Advisory business.

For the three month and nine month periods ended September 30, 2014, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $220 and $812, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $54 and $795, respectively. For the three month and nine month periods ended September 30, 2013,

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

amounts recorded by Lazard Group relating to the administrative services agreement amounted to $534 and $1,466, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $1,633 and $1,163, respectively. Amounts relating to the administrative services agreement are reported as reductions to operating expenses. Net referral fees for underwriting transactions under the business alliance agreement are reported in “revenue-other.” Net referral fees for private placement, M&A and restructuring transactions under the business alliance agreement are reported in advisory fee revenue.

Receivables from LFCM Holdings and its subsidiaries as of September 30, 2014 and December 31, 2013 include $139 and $3,112, respectively, related to administrative and support services and other receivables which include sublease income and reimbursement of expenses incurred on behalf of LFCM Holdings, and, at December 31, 2013, $4,682 related to referral fees for underwriting and private placement transactions. Payables to LFCM Holdings and its subsidiaries at September 30, 2014 and December 31, 2013 include $1,427 and $3,051, respectively, relating to referral fees for Financial Advisory and other transactions, and, at September 30, 2014 and December 31, 2013, $10,327 and $1,249, respectively, related to obligations pursuant to the tax receivable agreement (see Note 15 of Notes to Condensed Consolidated Financial Statements).

Other

Other payables at December 31, 2013 primarily relate to referral fees for M&A and restructuring transactions with MBA Lazard Holdings S.A. and its affiliates, an Argentina-based group in which the Company has a 50% ownership interest.

LAZ-MD Holdings

Lazard Group provides certain administrative and support services to LAZ-MD Holdings through the administrative services agreement. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the three month and nine month periods ended September 30, 2014, such charges amounted to $250 and $750, respectively. For the three month and nine month periods ending September 30, 2013, such charges amounted to $250 and $750, respectively.

18.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6  2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At September 30, 2014, LFNY’s regulatory net capital was $180,909, which exceeded the minimum requirement by $178,043.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At September 30, 2014, the aggregate regulatory net capital of the U.K. Subsidiaries was $91,003, which exceeded the minimum requirement by $72,842.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the ACPR for its banking activities conducted through its subsidiary, LFB. The

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), also are subject to regulation and supervision by the Autorité des Marchés Financiers. At September 30, 2014, the consolidated regulatory net capital of CFLF was $139,613, which exceeded the minimum requirement set for regulatory capital levels by $102,948. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-financial advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this new supervision, the combined European regulated group is required to comply with periodic financial, regulatory net capital and other reporting obligations. Additionally, the combined European regulated group, together with our European financial advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure (which is similar to the information that the Company had already been providing informally). This new supervision under, and provision of information to, the ACPR became effective December 31, 2013.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At September 30, 2014, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $100,054, which exceeded the minimum required capital by $72,757.

At September 30, 2014, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the three month and nine month periods ended September 30, 2014 and 2013 is prepared using the following methodology:

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

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013(a)	2014	2013(a)
Financial Advisory	Net Revenue	$291,089	$233,842	$847,354	$665,611
	Operating Expenses	255,230	218,015	754,449	674,689

	Operating Income (Loss)	$35,859	$15,827	$92,905	$(9,078)

Asset Management	Net Revenue	$291,967	$252,094	$848,695	$741,618
	Operating Expenses	191,501	168,895	552,499	511,526

	Operating Income	$100,466	$83,199	$296,196	$230,092

Corporate	Net Revenue (Expense)	$(16,845)	$(5,582)	$(29,542)	$(34,567)
	Operating Expenses	5,768	12,326	39,687	42,794

	Operating Loss	$(22,613)	$(17,908)	$(69,229)	$(77,361)

Total	Net Revenue	$566,211	$480,354	$1,666,507	$1,372,662
	Operating Expenses	452,499	399,236	1,346,635	1,229,009

	Operating Income	$113,712	$81,118	$319,872	$143,653

(a)	See Note 14 of Notes to Condensed Consolidated Financial Statements for information regarding the Cost Saving Initiatives, and the impact on each of the Company’s business segments during the nine month period ended September 30, 2013.

	As Of
	September 30, 2014	December 31, 2013
Total Assets
Financial Advisory	$706,251	$714,708
Asset Management	585,693	612,018
Corporate	1,750,946	1,684,411

Total	$3,042,890	$3,011,137

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Ltd’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”). All references to “2014”, “2013”, “third quarter”, “first nine months” or “the period” refer to, as the context requires, the three month and nine month periods ended September 30, 2014 and September 30, 2013.

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

Our consolidated net revenue was derived from the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Financial Advisory	51%	49%	51%	48%
Asset Management	52	52	51	54
Corporate	(3)	(1)	(2)	(2)

Total	100%	100%	100%	100%

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

In the third quarter of 2014, we entered into arrangements with LFCM Holdings LLC and certain of its subsidiaries (“LFCM Holdings”) pursuant to which, among other things, (i) we have acquired certain assets from LFCM Holdings relating to its convertible securities business, (ii) the business alliance provided for in the Business Alliance Agreement, dated as of May 10, 2005, between the Company and LFCM Holdings, has been terminated, and (iii) LFCM Holdings has relinquished certain license rights previously granted under the License Agreement, dated as of May 10, 2005, between the Company and LFCM Holdings. In addition, LFCM Holdings surrendered certain leasehold interests, including leasehold improvements, to the Company, and was relieved of obligations to pay related sublease rent. See Note 10 of Notes to Condensed Consolidated Financial Statements. We do not believe that any of these arrangements will have a material effect on our consolidated financial position or results of operations.

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

Overall, equity market indices for developed and emerging markets at September 30, 2014 increased as compared to such indices at September 30, 2013, despite some market volatility in the third quarter ended September 30, 2014. In the global M&A markets during the first nine months of 2014, the number and value of all completed M&A transactions decreased as compared to the same period in the prior year. However, with respect to the subset of such transactions involving values greater than $500 million, both the number and value increased as compared to the prior period. During the same time, the number and value of all announced M&A transactions, including the subset of such transactions involving values greater than $500 million, increased, reflecting an active global M&A environment. During the first nine months of 2014, global restructuring activity remained low, consistent with the last several years.

Entering the fourth quarter of 2014, interest rates remain low and corporate cash balances remain high. The U.S. economy continues to be resilient. Europe’s recovery continues to be uneven. Some volatility has returned to the capital markets but the underpinnings of a gradual U.S. led global economic recovery appear to remain in place. Although market volatility may continue, we are cautiously optimistic about the environment for both of our businesses.

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

•	Asset Management – Generally, we have seen increased investor demand across regions and investment platforms. In the short to intermediate term, we expect most of our growth will come from defined benefit and defined contribution plans in the developed economies because of their sheer scope and size. Over the longer term, we expect an increasing share of our AUM to come from the developing economies in Asia, Latin America and the Middle East, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Our global footprint is already well established in the developed economies and we expect our business in the developing economies will continue to expand. Given our globally diversified platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from growth that may occur in the asset management industry. We recently extended the global footprint of our Asset Management business by opening new offices in Zurich, Singapore, Dubai and Dublin. We are continually developing and seeding new investment strategies that extend our existing platforms. Recent examples of growth initiatives include the following investment strategies: Emerging Markets Debt, Core Emerging Markets Equity, Emerging Markets Small Cap Equity, Real Estate, Managed Volatility Strategies, Middle East North African Equities and Asian Equities.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions decreased, while the value and number of completed transactions with values greater than $500 million increased, in the first nine months of 2014 as compared to the 2013 period. With respect to announced M&A transactions, the value and number of all transactions, including transactions with values greater than $500 million, increased in the first nine months of 2014 as compared to the 2013 period.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Incr / (Decr)	2014	2013	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$635	$609	4%	$1,943	$1,954	(1)%
Number	9,060	9,483	(4)%	27,738	28,454	(3)%
Deals Greater than $500 million:
Value	$454	$407	12%	$1,390	$1,371	1%
Number	249	236	6%	719	689	4%
Announced M&A Transactions:
All deals:
Value	$960	$803	20%	$2,807	$2,092	34%
Number	10,002	9,666	3%	29,874	28,509	5%
Deals Greater than $500 million:
Value	$737	$588	25%	$2,160	$1,492	45%
Number	313	288	9%	863	745	16%

Source:	Dealogic as of October 6, 2014.

Global restructuring activity during the first nine months of 2014, as measured by the number of corporate defaults, decreased as compared to the 2013 period, and the aggregate value of debt defaults remained low, consistent with the last several years. The number of defaulting issuers decreased to 43 in the first nine months of 2014, according to Moody’s Investors Service, Inc., as compared to 51 in the 2013 period. In the U.S., the number of corporate defaults decreased 11% in the first nine months of 2014 as compared to the 2013 period, while the value of such defaults increased 157% due to one large default during the 2014 period.

Asset Management

The percentage change in major equity market indices at September 30, 2014, as compared to such indices at June 30, 2014, December 31, 2013, and at September 30, 2013, is shown in the table below.

	Percentage Changes September 30, 2014 vs.
	June 30, 2014	December 31, 2013	September 30, 2013
MSCI World Index	(3)%	2%	10%
Euro Stoxx	–%	4%	12%
MSCI Emerging Market	(4)%	–%	2%
S&P 500	1%	7%	17%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM and the nature of the AUM product mix. Accordingly, market movements, foreign currency volatility and changes in our AUM product mix will impact the level of revenues we receive from our Asset

Management business when comparing periodic results. A substantial portion of our AUM is invested in equities. Movements in AUM during the period generally reflect the changes in equity market indices. Our AUM at September 30, 2014 increased 6% versus AUM at December 31, 2013, due to market appreciation and net inflows, partially offset by adverse foreign exchange movements. Average AUM in the first nine months of 2014 increased 15% as compared to average AUM in the first nine months of 2013.

Cost Saving Initiatives

In October 2012, we announced cost saving initiatives which, at that time, were expected to result in approximately $125 million in annual savings from our compensation and non-compensation cost base. We currently expect total annual savings related to the cost saving initiatives to be approximately $160 million, partially offset by investment in our business.

Approximately $120 million of the expected annual savings relate to compensation expense associated with our headcount, and approximately $40 million to non-compensation expense. We expect the full impact of all the savings to be reflected in our 2014 results.

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

Although Corporate segment net revenue during the first nine months of 2014 represented (2)% of Lazard’s net revenue, total assets in the Corporate segment represented 58% of Lazard’s consolidated total assets as of September 30, 2014, which are attributable to investments in government bonds and money market funds, debt and equity securities, interests in alternative investment, debt, equity and private equity funds, cash and assets associated with LFB.

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

Provision for Income Taxes

As a result of its indirect investment in Lazard Group, Lazard Ltd, through certain of its subsidiaries, is subject to U.S. federal income taxes on a portion of Lazard Group’s operating income. Although a portion of Lazard Group’s income is subject to U.S. federal income taxes, Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income from its U.S. operations is generally not subject to U.S. federal income taxes because such income is attributable to its partners. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes. Income taxes shown on Lazard’s consolidated statements of operations are principally related to foreign taxes from non-U.S. entities and to New York City Unincorporated Business Tax (“UBT”) attributable to Lazard Group’s operations apportioned to New York City (see Note 15 of Notes to Condensed Consolidated Financial Statements for additional information).

Noncontrolling Interests

Noncontrolling interests primarily consist of amounts related to Edgewater’s management vehicles that the Company is deemed to control but not own and, through May 2014, the amount attributable to LAZ-MD Holdings’ ownership interest in the net income of Lazard Group. See Note 11 of Notes to Condensed Consolidated Financial Statements for information regarding the Company’s noncontrolling interests. In May 2014, the remaining Lazard Group common membership interests held by LAZ-MD Holdings were exchanged for shares of the Company’s Class A common stock. Following the exchange, Lazard Group became a wholly-owned indirect subsidiary of Lazard Ltd, and the sole issued and outstanding share of the Company’s Class B common stock was automatically converted into one share of the Company’s Class A common stock pursuant to the provisions of the Company’s bye-laws, resulting in only one outstanding class of common stock.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
Net Revenue	$566,211	$480,354	$1,666,507	$1,372,662

Operating Expenses:
Compensation and benefits	338,612	301,809	1,006,101	910,679
Non-compensation	110,043	96,550	325,524	315,572
Amortization of intangible assets related to acquisitions	4,020	877	5,946	2,758
Provision (benefit) pursuant to tax receivable agreement	(176)	–	9,064	–

Total operating expenses	452,499	399,236	1,346,635	1,229,009

Operating Income	113,712	81,118	319,872	143,653
Provision for income taxes	23,792	18,370	58,614	31,335

Net Income	89,920	62,748	261,258	112,318
Less – Net Income Attributable to Noncontrolling Interests	1,061	2,466	6,365	5,323

Net Income Attributable to Lazard Ltd	$88,859	$60,282	$254,893	$106,995

Operating Income, as a % of net revenue	20.1%	16.9%	19.2%	10.5%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
Operating Revenue:
Net revenue	$566,211	$480,354	$1,666,507	$1,372,662
Adjustments:
Interest expense (a)	15,447	19,895	46,722	59,680
Revenue related to noncontrolling interests (b)	(4,032)	(3,994)	(12,810)	(10,774)
(Gains) losses on investments pertaining to LFI (c)	5,528	(7,519)	(6,004)	(7,767)

Operating revenue	$583,154	$488,736	$1,694,415	$1,413,801

(a)	Interest expense (excluding interest expense incurred by LFB) is added back in determining operating revenue because such expense relates to corporate financing activities and is not considered to be a cost directly related to the revenue of our business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount.
(c)	Represents changes in the fair value of investments held in connection with LFI and other similar deferred compensation arrangements for which a corresponding equal amount is excluded from compensation and benefits expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$338,612	$301,809	$1,006,101	$910,679
Adjustments:
Noncontrolling interests (a)	(1,094)	(1,112)	(3,340)	(3,296)
(Charges) credits pertaining to LFI (b)	5,528	(7,519)	(6,004)	(7,767)
Cost saving initiatives (c)	–	–	–	(51,399)

Adjusted compensation and benefits expense	$343,046	$293,178	$996,757	$848,217

Adjusted compensation and benefits expense, as a % of operating revenue	58.8%	60.0%	58.8%	60.0%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)	Represents changes in the fair value of the compensation liability recorded in connection with LFI and other similar deferred compensation arrangements for which a corresponding equal amount is excluded from operating revenue.
(c)	Represents expenses related to the cost saving initiatives for (i) severance costs and benefit payments; (ii) the acceleration of unrecognized amortization expense of deferred incentive compensation previously granted to individuals terminated and (iii) the settlement of certain contractual obligations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$110,043	$96,550	$325,524	$315,572
Adjustments:
Noncontrolling interests (a)	(570)	(487)	(1,571)	(1,626)
Cost saving initiatives (b)	–	–	–	(13,304)

Adjusted non-compensation expense	$109,473	$96,063	$323,953	$300,642

Adjusted non-compensation expense, as a % of operating revenue	18.8%	19.7%	19.1%	21.3%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.
(b)	Represents expenses related to the cost saving initiatives for occupancy cost reduction and other non-compensation related costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
Earnings From Operations:
Operating revenue	$583,154	$488,736	$1,694,415	$1,413,801
Deduct:
Adjusted compensation and benefits expense	(343,046)	(293,178)	(996,757)	(848,217)
Adjusted non-compensation expense	(109,473)	(96,063)	(323,953)	(300,642)

Earnings from operations	$130,635	$99,495	$373,705	$264,942

Earnings from operations, as a % of operating revenue	22.4%	20.3%	22.1%	18.7%

Headcount information is set forth below:

	As Of
	September 30, 2014	December 31, 2013(a)	September 30, 2013
Headcount:
Managing Directors:
Financial Advisory	140	132	136
Asset Management	82	72	73
Corporate	16	15	15

Total Managing Directors	238	219	224
Other Employees:
Business segment professionals	1,154	1,082	1,086
All other professionals and support staff	1,130	1,102	1,095

Total	2,522	2,403	2,405

(a)	The headcount reductions relating to the cost saving initiatives were substantially complete as of December 31, 2013. Such reductions have been partially offset by additional investments and managing director promotions.

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

Three Months Ended September 30, 2014 versus September 30, 2013

The Company reported net income attributable to Lazard Ltd of $89 million, as compared to net income of $60 million in the 2013 period.

Net revenue increased $86 million, or 18%, with operating revenue increasing $94 million, or 19%, as compared to the 2013 period. Fee revenue from investment banking and other advisory activities increased $59 million, or 25%, primarily due to increases in M&A and Other Advisory fees. The increase in M&A and Other Advisory fee revenue was primarily due to an increase in the number of, and average transaction fee with respect to, completed transactions involving fees greater than $1 million as compared to the 2013 period. Asset management fees, including incentive fees, increased $35 million, or 15%, principally reflecting a $31 billion, or 18%, increase in average AUM as compared to the 2013 period. In the aggregate, interest income, other revenue and interest expense reflected a decrease in net revenue of $8 million as compared to the 2013 period. Such decrease was primarily due to investment losses recorded in connection with LFI, partially offset by a decrease in interest expense as a result of the refinancing of the Company’s 7.125% senior notes due 2015 (the “2015 Notes”) (see Note 9 of Notes to Condensed Consolidated Financial Statements for additional information).

Compensation and benefits expense increased $37 million, or 12%, as compared to the 2013 period, primarily driven by an increase in accrued discretionary compensation associated with higher operating revenue.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between interim periods, as described above) was $343 million, an increase of $50 million, or 17%, as compared to $293 million in the 2013 period, primarily driven by higher operating revenue. The ratio of adjusted compensation and benefits expense to operating revenue was 58.8% for the 2014 period, which is consistent with the 2013 full year adjusted compensation ratio, as compared to 60.0% for the 2013 period. The full year 2014 adjusted compensation ratio could be lower, depending on, among other factors, actual full year performance and the compensation environment at the end of the year. As described above, when analyzing compensation and benefits expense on an interim basis, we believe that adjusted compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future interim periods.

Non-compensation expense increased $13 million, or 14%, as compared to the 2013 period, reflecting increased activity levels and investment in our businesses. The ratio of adjusted non-compensation expense to operating revenue was 18.8%, as compared to 19.7% in the 2013 period.

Amortization of intangible assets increased $3 million as compared to the 2013 period.

Operating income increased $33 million, as compared to the 2013 period. Operating income, as a percentage of net revenue, was 20.1%, as compared to 16.9% in the 2013 period.

Earnings from operations increased $31 million, or 31%, as compared to the 2013 period, and, as a percentage of operating revenue, was 22.4%, as compared to 20.3% in the 2013 period.

The provision for income taxes reflects an effective tax rate of 20.9%, as compared to 22.6% for the 2013 period. The decrease in the effective tax rate is primarily reflective of the change in the geographic mix of earnings (see Note 15 of Notes to Condensed Consolidated Financial Statements for additional information).

Net income attributable to noncontrolling interests decreased $1 million as compared to the 2013 period.

Nine Months Ended September 30, 2014 versus September 30, 2013

The Company reported net income attributable to Lazard Ltd of $255 million, as compared to net income of $107 million in the 2013 period.

Net revenue increased $294 million, or 21%, with operating revenue increasing $281 million, or 20%, as compared to the 2013 period. Fee revenue from investment banking and other advisory activities increased $183 million, or 28%, primarily due to increases in M&A and Other Advisory fees. The increase in M&A and Other Advisory fee revenue was primarily due to an increase in the number of, and average transaction fee with respect to, completed transactions involving fees greater than $1 million as compared to the 2013 period. Asset management fees, including incentive fees, increased $98 million, or 14%, principally reflecting a $26 billion, or 15%, increase in average AUM as compared to the 2013 period. In the aggregate, interest income, other revenue and interest expense reflected an increase in net revenue of $13 million as compared to the 2013 period. Such increase was primarily due to a decrease in interest expense as a result of the refinancing of the 2015 Notes (see Note 9 of Notes to Condensed Consolidated Financial Statements for additional information).

Compensation and benefits expense increased $95 million, or 10%, as compared to the 2013 period (which included a $51 million charge related to the cost saving initiatives), primarily driven by an increase in accrued discretionary compensation associated with higher operating revenue.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between interim periods, as described above), was $997 million, an increase of $149 million, or 18%, as compared to $848 million in the 2013 period, primarily driven by higher operating revenue. The ratio of adjusted compensation and benefits expense to operating revenue was 58.8% for the 2014 period, which is consistent with the 2013 full year adjusted compensation ratio, as compared to 60.0% for the 2013 period. The full year 2014 adjusted compensation ratio could be lower, depending on, among other factors, actual full year performance and the compensation environment at the end of the year. As described above, when analyzing compensation and benefits expense on an interim basis, we believe that adjusted compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future interim periods.

Non-compensation expense increased $10 million, or 3%, as compared to the 2013 period (which included a charge of $13 million related to the cost saving initiatives). When excluding such charge, as well as non-compensation costs relating to noncontrolling interests, adjusted non-compensation expense increased $23 million, or 8%, as compared to the 2013 period, primarily reflecting increased business activity and investment in our businesses. The ratio of adjusted non-compensation expense to operating revenue was 19.1%, as compared to 21.3% in the 2013 period.

Amortization of intangible assets increased $3 million as compared to the 2013 period.

Based on the expected utilization of certain deferred tax assets that are subject to the tax receivable agreement, the provision pursuant to the tax receivable agreement in the 2014 period was $9 million. No such provision was required in the 2013 period (see Note 15 of Notes to Condensed Consolidated Financial Statements for additional information).

Operating income increased $176 million as compared to the 2013 period (including the charges relating to the cost saving initiatives of $64 million). Operating income, as a percentage of net revenue, was 19.2%, as compared to 10.5% in the 2013 period.

Earnings from operations increased $109 million, or 41%, as compared to the 2013 period, and, as a percentage of operating revenue, was 22.1%, as compared to 18.7% in the 2013 period.

The provision for income taxes reflects an effective tax rate of 18.3% as compared to 21.8% for the 2013 period. The decrease in the effective tax rate is primarily reflective of the change in the geographic mix of earnings (see Note 15 of Notes to Condensed Consolidated Financial Statements for additional information).

Net income attributable to noncontrolling interests increased $1 million as compared to the 2013 period.

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

Financial Advisory

The following tables summarize the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
M&A and Other Advisory	$241,213	$176,449	$713,670	$515,693
Capital Raising	17,842	15,220	50,632	51,489

Total Strategic Advisory	259,055	191,669	764,302	567,182
Restructuring	32,034	42,173	83,052	98,429

Net Revenue	291,089	233,842	847,354	665,611
Operating Expenses(a)	255,230	218,015	754,449	674,689

Operating Income (Loss)	$35,859	$15,827	$92,905	$(9,078)

Operating income (loss), as a % of net revenue	12.3%	6.8%	11.0%	(1.4)%

(a)	In 2013, includes $47,779 for the nine month period associated with the implementation of the cost saving initiatives.

Net revenue trends in Financial Advisory for M&A and Other Advisory and Restructuring are generally correlated to the level of completed industry-wide M&A transactions and restructuring transactions occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in non-public or sovereign advisory assignments. For example, in the first nine months of 2014, the industry statistics for global M&A transactions described above reflect a 1% decrease in the value, and a 3% decrease in the number, of all completed transactions as compared to the 2013 period. For M&A deals with values greater than $500 million, the value and number of completed transactions increased 1% and 4%, respectively, as compared to the 2013 period. Our M&A and Other Advisory revenue, however, which includes Sovereign and Capital Structure Advisory revenue, increased 38% as compared to the 2013 period.

Certain Lazard fee and transaction statistics are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Lazard Statistics:
Number of clients with fees greater than $1 million:
Total Financial Advisory	62	57	203	167
M&A and Other Advisory	50	44	161	126
Percentage of total Financial Advisory net revenue from top 10 clients	34%	35%	18%	21%
Number of M&A transactions completed with values greater than $500 million (a)	11	10	33	32

(a)	Source: Dealogic as of October 6, 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	54%	53%	55%	59%
Europe	40	40	38	36
Rest of World	6	7	7	5

Total	100%	100%	100%	100%

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

Three Months Ended September 30, 2014 versus September 30, 2013

Total Strategic Advisory net revenue, representing fees from our M&A and Other Advisory and Capital Raising businesses, increased $67 million, or 35%, and Restructuring revenue decreased $10 million, or 24%, as compared to the 2013 period.

M&A and Other Advisory revenue increased $65 million, or 37%, along with an increase in Capital Raising revenue of $3 million, or 17%, as compared to the 2013 period. The increase in M&A and Other Advisory revenue was primarily due to an increase in the number of, and average transaction fee with respect to, completed transactions involving fees greater than $1 million as compared to the 2013 period. Our major clients, which in the aggregate represented a significant portion of our M&A and Other Advisory revenue for the 2014 period, included Ardian, Emerald Performance Materials, Google, Holiday Retirement, L’Oreal, Reynolds American, UNS Energy, Vidara Therapeutics and The Voting Trust of IMTT Holdings.

Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings, distressed asset sales and advice on complex on- and off-balance sheet assignments, the timing of which may not correspond to industry announced defaults. The decrease in Restructuring revenue in the 2014 period was generally in line with the continued industry-wide low level of corporate restructuring activity. Our major clients, which in the aggregate represented a significant portion of our restructuring revenue for the 2014 period, included Vivarte, USEC, M*Modal and Overseas Shipholding Group.

Operating expenses increased $37 million, or 17%, as compared to the 2013 period, primarily due to an increase in compensation and benefits expense.

Financial Advisory operating income was $36 million, an increase of $20 million as compared to operating income of $16 million in the 2013 period and, as a percentage of net revenue, was 12.3%, as compared to 6.8% in the 2013 period.

Nine Months Ended September 30, 2014 versus September 30, 2013

Total Strategic Advisory net revenue, representing fees from our M&A and Other Advisory and Capital Raising businesses, increased $197 million, or 35%, and Restructuring revenue decreased $15 million, or 16%, as compared to the 2013 period.

M&A and Other Advisory revenue increased $198 million, or 38%, while Capital Raising revenue decreased by $1 million, or 2%, as compared to the 2013 period. The increase in M&A and Other Advisory revenue was primarily due to an increase in the number of, and average transaction fee with respect to, completed transactions involving fees greater than $1 million as compared to the 2013 period. The decrease in Restructuring revenue in the 2014 period was generally in line with the continued industry-wide low level of corporate restructuring activity.

Operating expenses increased $80 million, or 12%, as compared to the 2013 period (which included a $48 million charge related to the cost saving initiatives). Excluding such charge, operating expenses increased $128 million, or 20%, primarily due to an increase in compensation and benefits expense related to an increase in accrued discretionary compensation associated with increased operating revenue.

Financial Advisory operating income was $93 million, an increase of $102 million as compared to operating loss of $9 million (including the impact of the $48 million charge related to the cost saving initiatives) in the 2013 period and, as a percentage of net revenue, was 11.0%, as compared to (1.4)% in the 2013 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	September 30, 2014	December 31, 2013
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$51,257	$47,450
Global	34,932	35,521
Local	30,848	31,232
Multi-Regional	44,264	39,859

Total Equity	161,301	154,062

Fixed Income:
Emerging Markets	13,966	9,048
Global	3,708	3,164
Local	3,435	3,507
Multi-Regional	9,570	11,155

Total Fixed Income	30,679	26,874

Alternative Investments	4,372	4,690
Private Equity	1,107	1,151
Cash Management	130	147

Total AUM	$197,589	$186,924

Total AUM at September 30, 2014 was $198 billion, which reflected (i) a decrease of $7 billion, or 3%, as compared to total AUM of $205 billion at June 30, 2014, due to market depreciation and adverse foreign exchange movements, partially offset by net inflows, and (ii) an increase of $11 billion, or 6%, as compared to total AUM of $187 billion at December 31, 2013, due to market appreciation and net inflows, partially offset by adverse foreign exchange movements. Average AUM for the three month and nine month periods ended September 30, 2014 was 18% and 15%, respectively, higher than the corresponding periods in 2013.

As of September 30, 2014, approximately 90% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 10% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, and was substantially unchanged from the corresponding percentages at December 31, 2013.

As of September 30, 2014, AUM with foreign currency exposure represented approximately 75% of our total AUM, as compared to 76% at December 31, 2013. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$167,374	$8,028	$(6,424)	$1,604	$(1,286)	$(6,391)	$161,301
Fixed Income	31,264	2,252	(1,106)	1,146	91	(1,822)	30,679
Other	5,887	245	(394)	(149)	(21)	(108)	5,609

Total	$204,525	$10,525	$(7,924)	$2,601	$(1,216)	$(8,321)	$197,589

	Nine Months Ended September 30, 2014
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$154,062	$22,398	$(18,604)	$3,794	$8,267	$(4,822)	$161,301
Fixed Income	26,874	7,321	(2,698)	4,623	1,009	(1,827)	30,679
Other	5,988	1,024	(1,283)	(259)	33	(153)	5,609

Total	$186,924	$30,743	$(22,585)	$8,158	$9,309	$(6,802)	$197,589

Inflows in the Equity asset class were primarily attributable to the Emerging Markets and Multi-Regional platforms, and inflows in the Fixed Income asset class were primarily attributable to the Emerging Markets platform. Outflows in the Equity asset class were primarily attributable to the Global and Emerging Markets platforms, and outflows in the Fixed Income asset class were primarily attributable to the Multi-Regional platform.

	Three Months Ended September 30, 2013
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$134,341	$6,319	$(5,458)	$861	$9,060	$1,837	$146,099
Fixed Income	22,956	2,027	(980)	1,047	6	522	24,531
Other	5,992	216	(405)	(189)	35	(13)	5,825

Total	$163,289	$8,562	$(6,843)	$1,719	$9,101	$2,346	$176,455

	Nine Months Ended September 30, 2013
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$138,171	$20,383	$(25,557)	$(5,174)	$16,706	$(3,604)	$146,099
Fixed Income	22,718	4,878	(2,798)	2,080	(396)	129	24,531
Other	6,171	657	(966)	(309)	131	(168)	5,825

Total	$167,060	$25,918	$(29,321)	$(3,403)	$16,441	$(3,643)	$176,455

As of October 24, 2014, AUM was $196.2 billion, a $1.4 billion decrease since September 30, 2014, with such decrease primarily due to market depreciation of $2.2 billion, partially offset by foreign exchange appreciation of $0.4 billion and net inflows of $0.4 billion.

Average AUM for the three month and nine month periods ended September 30, 2014 and 2013 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in millions)
Average AUM by Asset Class:
Equity	$165,760	$142,174	$160,341	$141,549
Fixed Income	31,365	23,548	29,662	22,706
Alternative Investments	4,468	4,494	4,542	4,557
Private Equity	1,113	1,174	1,132	1,242
Cash Management	136	107	138	108

Total Average AUM	$202,842	$171,497	$195,815	$170,162

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
Revenue:
Management Fees	$262,992	$228,272	$760,022	$665,964
Incentive Fees	11,801	10,061	37,953	34,704
Other Income	17,174	13,761	50,720	40,950

Net Revenue	291,967	252,094	848,695	741,618
Operating Expenses(a)	191,501	168,895	552,499	511,526

Operating Income	$100,466	$83,199	$296,196	$230,092

Operating income, as a % of net revenue	34.4%	33.0%	34.9%	31.0%

(a)	In 2013, includes $235 for the nine month period associated with the implementation of the cost saving initiatives.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	66%	65%	62%	62%
Europe	27	26	29	27
Rest of World	7	9	9	11

Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2014 versus September 30, 2013

Asset Management net revenue increased $40 million, or 16%, as compared to the 2013 period. Management fees increased $35 million, or 15%, as compared to the 2013 period, reflecting a $31 billion, or 18%, increase in average AUM. Incentive fees increased $2 million, or 17%, as compared to the 2013 period. Other revenue increased $3 million, or 25%, as compared to the 2013 period, primarily due to increases in transaction fees related to our private equity business.

Operating expenses increased $23 million, or 13%, as compared to the 2013 period, primarily due to an increase in compensation and benefits expense related to salary and benefits generally associated with new hires, and other expenses related to increased business activity and AUM.

Asset Management operating income was $100 million, an increase of $17 million, or 21%, as compared to operating income of $83 million in the 2013 period and, as a percentage of net revenue, was 34.4%, as compared to 33.0% in the 2013 period.

Nine Months Ended September 30, 2014 versus September 30, 2013

Asset Management net revenue increased $107 million, or 14%, as compared to the 2013 period. Management fees increased $94 million, or 14%, as compared to the 2013 period, reflecting a $26 billion, or 15%, increase in average AUM. Incentive fees increased $3 million, or 9%, as compared to the 2013 period, primarily due to fees related to traditional investment products. Other revenue increased $10 million, or 24%, as compared to the 2013 period, primarily due to higher transaction-based commission revenue as a result of increased market activity and custody fees and transaction fees related to our private equity business.

Operating expenses increased $41 million, or 8%, as compared to the 2013 period, primarily due to increases in compensation and benefits expense related to salary and benefits generally associated with new hires, and other expenses related to increased business activity and AUM.

Asset Management operating income was $296 million, an increase of $66 million, or 29%, as compared to operating income of $230 million (including the impact of the $0.2 million charge related to the cost saving initiatives) in the 2013 period and, as a percentage of net revenue, was 34.9%, as compared to 31.0% in the 2013 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
Interest Income	$1,051	$732	$3,033	$2,375
Interest Expense	(15,510)	(20,169)	(47,170)	(60,630)

Net Interest (Expense)	(14,459)	(19,437)	(44,137)	(58,255)
Other Revenue	(2,386)	13,855	14,595	23,688

Net Revenue (Expense)	(16,845)	(5,582)	(29,542)	(34,567)
Operating Expenses (a)	5,768	12,326	39,687	42,794

Operating Loss	$(22,613)	$(17,908)	$(69,229)	$(77,361)

(a)	In 2013, includes $16,689 for the nine month period associated with the implementation of the cost saving initiatives.

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2014 versus September 30, 2013

Net interest expense decreased $5 million, or 26%, as compared to the 2013 period, primarily due to the refinancing of the 2015 Notes.

Other revenue decreased $16 million as compared to the 2013 period, primarily due to investment losses recorded in connection with LFI.

Operating expenses decreased $7 million, or 53%, as compared to the 2013 period. The decrease was primarily due to decreased compensation and benefits expense recorded in connection with LFI.

Nine Months Ended September 30, 2014 versus September 30, 2013

Net interest expense decreased $14 million, or 24%, as compared to the 2013 period, primarily due to the refinancing of the 2015 Notes.

Other revenue decreased $9 million, or 38%, as compared to the 2013 period, primarily due to lower investment gains recorded in connection with LFI and other investments.

Operating expenses decreased $3 million, or 7%, as compared to the 2013 period (which included charges of $16 million associated with the cost saving initiatives). Excluding the impact of such charges, operating expenses increased $14 million compared to the 2013 period. The increase was primarily related to a $9 million provision pursuant to the tax receivable agreement. Such provision was required in the 2014 period, but not in the corresponding 2013 period.

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

Summary of Cash Flows:

	Nine Months Ended September 30,
	2014	2013
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$261.3	$112.3
Noncash charges (a)	260.1	267.7
Other operating activities (b)	(106.0)	(212.1)

Net cash provided by operating activities	415.4	167.9

Investing activities	(13.1)	(48.5)
Financing activities (c)	(396.1)	(273.9)
Effect of exchange rate changes	(27.1)	(7.3)

Net Decrease in Cash and Cash Equivalents	(20.9)	(161.8)
Cash and Cash Equivalents:
Beginning of Period	841.5	850.2

End of Period	$820.6	$688.4

(a) Consists of the following:

Depreciation and amortization of property	$26.3	$25.5
Amortization of deferred expenses, stock units and interest rate hedge	227.9	239.4
Amortization of intangible assets related to acquisitions	5.9	2.8

Total	$260.1	$267.7

(b)	Includes net changes in operating assets and liabilities.
(c)	Consists primarily of purchases of shares of Class A common stock, tax withholdings related to the settlement of vested restricted stock units (“RSUs”), Class A common stock dividends and distributions to noncontrolling interest holders.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of Class A common stock and Lazard Group common membership interests and matters relating to liquidity and to compliance with regulatory net capital requirements. At September 30, 2014, Lazard had approximately $821 million of cash, with such amount including approximately $359 million held at Lazard’s operations outside the U.S. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from its foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of September 30, 2014, Lazard had approximately $262 million in unused lines of credit available to it, including a $150 million, three-year, senior revolving credit facility with a group of lenders that expires in September 2015 (the “Credit Facility”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $44 million (at September 30, 2014 exchange rates) and Edgewater of $64 million. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

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

Financing Activities

The table below sets forth our corporate indebtedness as of September 30, 2014 and December 31, 2013. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

	Maturity Date	As of		Increase (Decrease)
		September 30, 2014	December 31, 2013
		($ in millions)
Senior Debt:
6.85%	2017	$548.4	$548.4	$–
4.25%	2020	500.0	500.0	–

Total Senior Debt		$1,048.4	$1,048.4	$–

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is due to the lending bank group, the Credit Facility includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended September 30, 2014, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.32 to 1.00 and its Consolidated Interest Coverage Ratio being 13.23 to 1.00. In any event, no amounts were outstanding under the Credit Facility as of September 30, 2014.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At September 30, 2014, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Stockholders’ Equity

At September 30, 2014, total stockholders’ equity was $638 million, as compared to $630 million at December 31, 2013, including $573 million and $560 million attributable to Lazard Ltd on the respective dates. The net activity in stockholders’ equity during the nine month period ended September 30, 2014 is reflected in the table below (in millions of dollars):

Stockholders’ Equity—January 1, 2014	$630

Increase (decrease) due to:
Net income	261
Other comprehensive loss	(19)
Amortization of share-based incentive compensation	159
Purchase of Class A common stock	(193)
Settlement of share-based incentive compensation, net of related tax benefit of $1 (a)	(82)
Class A common stock dividends	(110)
Distributions to noncontrolling interests, net	(8)

Stockholders’ Equity—September 30, 2014	$638

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

	Number of Shares/Common Membership Interests Purchased	Average Price Per Share/Common Membership Interest
Nine Months Ended September 30:
2013	2,201,657	$35.40
2014	4,114,206	$46.83

The shares purchased in the nine months ended September 30, 2014 included 1,000,000 shares purchased from Natixis S.A. on June 26, 2014 for approximately $50 million in connection with the sale by Natixis S.A. of its entire investment in the Company’s Class A common stock. The purchase transaction closed on July 1, 2014. As of September 30, 2014, a total of $129 million of share repurchase authorization remained available under the Company’s share repurchase program, which will expire on December 31, 2015.

During the nine months ended September 30, 2014, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases in the open market.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of September 30, 2014:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior Debt (including interest) (a)	$1,299,161	$58,812	$665,974	$42,500	$531,875
Operating Leases (exclusive of $82,162 of committed sublease income) (b)	956,108	79,108	148,716	127,432	600,852
Capital Leases (including interest)	14,427	2,816	11,611	–	–
Investment Capital Funding Commitments (c)	19,137	19,137	–	–	–

Total (d)	$2,288,833	$159,873	$826,301	$169,932	$1,132,727

(a)	See Note 9 of Notes to Condensed Consolidated Financial Statements.
(b)	Committed sublease income was reduced by approximately $79,600 in the third quarter of 2014 pursuant to arrangements we entered into with LFCM Holdings. See Notes 10 and 17 of Notes to Condensed Consolidated Financial Statements.
(c)	Unfunded commitments to private equity investments consolidated but not owned by Lazard of $7,518 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders. See Note 5 of Notes to Condensed Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.
(d)	The table above excludes contingent obligations, as well as any possible payments for uncertain tax positions and payments pursuant to the Company’s tax receivable agreement, given the inability to estimate the possible amounts and timing of any such payments. See Notes 10, 12, 13 and 15 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes, respectively.

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

The ultimate realization of a deferred tax asset for a particular entity depends, among other things, on the generation of taxable income by such entity in the applicable jurisdiction. Although we have been profitable on a consolidated basis for the three year periods ended December 31, 2013 and September 30, 2014, certain of our tax-paying entities have individually experienced minimal profits on a cumulative basis during such years and losses in 2012, primarily due to permanent differences between net income and taxable income at such entities. Considering the recent operating results of such entities and the other factors listed below, we recorded a valuation allowance of approximately $1.23 billion on our deferred tax assets as of December 31, 2013 and have not changed our assessment regarding the level of valuation allowance as of September 30, 2014.

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

Investments

Investments consist primarily of interest-bearing deposits, debt and equity securities, interests in alternative investment, debt, equity and private equity funds and investments accounted for under the equity method of accounting.

These investments, with the exception of interest-bearing deposits and equity method investments, are carried at fair value on the consolidated statements of financial condition, and any increases or decreases in the fair value of these investments are reflected in earnings. The fair value of investments is generally based upon market prices or the net asset value (“NAV”) or its equivalent for investments in funds. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information on the measurement of the fair value of investments.

Gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income and therefore subject Lazard to market and credit risk.

Data relating to investments is set forth below:

	September 30, 2014	December 31, 2013
	($ in thousands)
Seed investments by asset class:
Equities (a)	$107,397	$118,535
Fixed income	24,405	25,231
Alternative investments	27,608	29,920

Total seed investments	159,410	173,686

Other investments owned:
Private equity (b)	110,372	104,405
Interest-bearing deposits	24,785	516
Fixed income and other	21,219	11,128

Total other investments owned	156,376	116,049

Subtotal	315,786	289,735

Add:
Equity method (c)	8,518	9,488
Private equity consolidated, not owned (d)	6,732	9,787
LFI (e)	218,886	169,095

Total investments	$549,922	$478,105

(a)	At September 30, 2014 and December 31, 2013, seed investments in directly owned equity securities were invested as follows:

	September 30, 2014	December 31, 2013
Percentage invested in:
Financials	30%	31%
Consumer	29	29
Industrial	12	12
Technology	11	9
Energy	6	6
Other	12	13

Total	100%	100%

(b)	Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $26 million and $18 million as of September 30, 2014 and December 31, 2013, respectively.

(c)	Represents investments accounted for under the equity method of accounting.

(d)	Represents private equity investments that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “stockholders’ equity” on the condensed consolidated statements of financial condition.

(e)	Composed of investments held in connection with LFI and other similar deferred compensation arrangements. The market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to awards expected to vest. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives.

At September 30, 2014 and December 31, 2013, $118 million and $116 million, respectively, of our total investments at a fair value of $517 and $468 million, respectively, or 23% and 25%, respectively, were classified as Level 3 investments. Substantially all of our Level 3 investments at both dates are priced based on NAV. During each of the nine month periods ended September 30, 2014 and 2013, gains of approximately $9 million were recognized in “revenue-other” on the consolidated statement of operations pertaining to Level 3 investments. See Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of September 30, 2014 and December 31, 2013, the Company held seed investments of approximately $159 million and $174 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $36 million in six entities as of September 30, 2014, as compared to $58 million in nine entities as of December 31, 2013.

As of September 30, 2014 and December 31, 2013, the Company did not consolidate or deconsolidate any seed investment entities. As such, 100% of the recorded balance of seed investments as of September 30, 2014 and December 31, 2013 represented the Company’s economic interest in the seed investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed investment entities.

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

Equity Market Price Risk—As of September 30, 2014 and December 31, 2013, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $124 million and $134 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $1.4 million and $1.7 million in the carrying value of such investments as of September 30, 2014 and December 31, 2013, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—As of September 30, 2014 and December 31, 2013, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $54 million and $48 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $1.1 million and $0.9 million in the carrying value of such investments as of September 30, 2014 and December 31, 2013, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—As of September 30, 2014 and December 31, 2013, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $71 million and $85 million, respectively. A significant portion of the Company’s foreign currency exposure relating to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus US dollars would result in a decrease of approximately $0.9 million and $1.4 million in the carrying value of such investments as of September 30, 2014 and December 31, 2013, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. As of September 30, 2014 and December 31, 2013, the Company’s exposure to changes in the fair value of such investments was approximately $110 million and $104 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $11 million and $10.4 million in the carrying value of such investments as of September 30, 2014 and December 31, 2013, respectively.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness and specifically provide for exposures where we determine the receivables are impaired. At September 30, 2014, total receivables amounted to $508 million, net of an allowance for doubtful accounts of $30 million. As of that date, Financial Advisory and Asset Management fees, and customer and related party receivables comprised 85%, 15% and 0% of total receivables, respectively. At December 31, 2013, total receivables amounted to $513 million, net of an allowance for doubtful accounts of $29 million. As of that date, Financial Advisory and Asset Management fees, and customer and related party receivables comprised 88%, 10% and 2% of total receivables, respectively. At September 30, 2014 and December 31, 2013, the Company had receivables past due or deemed uncollectible of approximately $35 million and $39 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit. At September 30, 2014 and December 31, 2013, customer receivables included $32 million and $15 million of LFB loans, respectively. Such loans are closely monitored for counterparty creditworthiness to help minimize exposure. In addition, as of

September 30, 2014, LFB’s commitments to lend, which are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level, were not significant.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties. As of September 30, 2014, the Company’s largest individual counterparty exposure was a Financial Advisory fee receivable of $12 million.

Risks Related to Derivatives

Lazard enters into interest rate swaps and forward foreign currency exchange contracts to hedge exposures to interest rates and currency exchange rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $9 million and $1 million at September 30, 2014 and December 31, 2013, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $20 thousand and $2 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI. Derivative liabilities relating to LFI amounted to $210 million and $162 million at September 30, 2014 and December 31, 2013, respectively.

In addition, LFB enters into interest rate swaps, forward foreign currency exchange contracts and other derivative contracts to hedge exposures to interest rate and currency fluctuations on open positions that arise primarily from client activity. Such foreign currency and interest rate positions are subject to strict internal limits and, based on account balances as of September 30, 2014, we do not believe that the impact of potential significant movements in either the currency or interest rate markets on LFB’s positions would materially affect the Company’s annual operating income.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of September 30, 2014, Lazard estimates that its annual operating income relating to cash and cash equivalents and corporate indebtedness would increase by approximately $8 million in the event interest rates were to increase by 1% and decrease by approximately $2 million if rates were to decrease by 1%.

As of September 30, 2014, the Company’s cash and cash equivalents totaled approximately $821 million. Substantially all of the Company’s cash and cash equivalents were invested in highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), in short-term interest earning accounts at a number of leading banks throughout the world, and in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

None.

Issuer Repurchases of Equity Securities

The following table sets forth information regarding Lazard’s purchases of its Class A common stock on a monthly basis during the third quarter of 2014. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2014
Share Repurchase Program (1)	–	$–	–	$128.9 million
Employee Transactions (2)	–	$–	–	$–

August 1 – August 31, 2014
Share Repurchase Program (1)	–	$–	–	$128.9 million
Employee Transactions (2)	–	$–	–	$–

September 1 – September 30, 2014
Share Repurchase Program (1)	–	$–	–	$128.9 million
Employee Transactions (2)	22,982	$54.66	–	$–

Total
Share Repurchase Program (1)	–	$–	–	$128.9 million
Employee Transactions (2)	22,982	$54.66	–	$–

(1)

As disclosed in more detail in Note 11 of Notes to Condensed Consolidated Financial Statements, in October 2011, April 2012, October 2012, October 2013 and April 2014, the Board of Directors authorized, on a cumulative basis, the repurchase of up to an additional $125 million, $125 million, $200 million, $100 million and $200 million, respectively, in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2013, December 31, 2013, December 31, 2014, December 31, 2015 and December 31, 2015, respectively. The share repurchase program is used primarily to offset a portion of the shares to be issued under the 2005 Plan and the 2008 Plan. Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions. The rate at which the Company purchases shares in connection with the share repurchase program may vary from quarter to quarter due to a variety of factors. Amounts shown in this line item include repurchases of Class A common stock and exclude the shares of Class A common stock withheld by the Company to meet the minimum statutory tax withholding requirements as described below.

(2)	Under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs, performance-based restricted stock units and delivery of shares of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended September 30, 2014, the Company satisfied such obligations in lieu of issuing 22,982 shares of Class A common stock upon the vesting of 148,721 RSUs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

PART IV

Item 6.	Exhibits

2.1	Master Separation Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

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

Date: October 27, 2014

LAZARD LTD

By:	/s/ Matthieu Bucaille
Name: Matthieu Bucaille
Title: Chief Financial Officer

By:	/s/ Dominick Ragone
Name: Dominick Ragone
Title: Chief Accounting Officer