Form 10-K
period 2014-12-31
Lazard Ltd
filed 2015-02-27
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2014 was approximately $6,234,307,330.

As of January 30, 2015, there were 129,766,091 shares of the Registrant’s Class A common stock outstanding (including 7,842,035 shares held by subsidiaries).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2015 annual general meeting of shareholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13 and 14.

LAZARD LTD

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

i

Part I

When we use the terms “Lazard”, “we”, “us”, “our”, and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd has no material operating assets other than indirect ownership as of December 31, 2014 of all of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

Item 1.	Business

Lazard is one of the world’s preeminent financial advisory and asset management firms. We have long specialized in crafting solutions to the complex financial and strategic challenges of a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals. Founded in 1848 in New Orleans, we currently operate from 43 cities in key business and financial centers across 27 countries throughout North America, Europe, Asia, Australia, the Middle East, and Central and South America.

Principal Business Lines

We focus primarily on two business segments: Financial Advisory and Asset Management. We believe that the mix of our activities across business segments, geographic regions, industries and investment strategies helps to diversify and stabilize our revenue stream.

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

We continue to build our Financial Advisory business by fostering long-term, senior level relationships with existing and new clients as their independent advisor on strategic transactions and other matters. We seek to build and sustain long-term relationships with our clients rather than focusing simply on individual transactions, a practice that we believe enhances our access to senior management of major corporations and institutions around the world. We emphasize providing clients with senior level focus during all phases of transaction analysis and execution.

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

For the years ended December 31, 2014, 2013 and 2012, our Financial Advisory segment net revenue totaled $1.207 billion, $981 million and $1.049 billion, respectively, accounting for approximately 53%, 49% and 55%, respectively, of our consolidated net revenue for such years. We earned $1 million or more from 281 clients, 235 clients and 255 clients for the years ended December 31, 2014, 2013 and 2012, respectively. For the years ended December 31, 2014, 2013 and 2012, the ten largest fee paying clients constituted approximately 15%, 19% and 18%, respectively, of our Financial Advisory segment net revenue, with no client individually contributing more than 10% of segment net revenue during any of these years. For the years ended December 31, 2014, 2013 and 2012, our Financial Advisory segment reported operating income (loss) of $229 million, $21 million and $(9) million, respectively. Operating income in 2013 and 2012 included charges of $47 million and $78 million, respectively, associated with the cost saving initiatives (as described in Note 16 of Notes to Consolidated Financial Statements) announced by the Company in October 2012. Excluding the impact of such charges, our Financial Advisory segment had operating income of $68 million and $69 million in the years ended December 31, 2013 and 2012, respectively. At December 31, 2014, 2013 and 2012, our Financial Advisory segment had total assets of $786 million, $715 million and $793 million, respectively.

We believe that we have been pioneers in offering financial advisory services on an international basis, with the establishment of our New York, Paris and London offices dating back to the nineteenth century. We maintain a major local presence in the United States (“U.S.”), the United Kingdom (the “U.K.”) and France, including a network of regional branch offices in the U.S., as well as a presence in Argentina, Australia, Belgium, Brazil, Chile, China, Colombia, Germany, Hong Kong, India, Italy, Japan, the Netherlands, Panama, Peru, Singapore, Spain, Sweden, Switzerland and the Middle East Region.

Since 2007, our Financial Advisory business has made several business acquisitions and entered into certain other business relationships. In 2007, we acquired all of the outstanding ownership interests of Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies, all of the outstanding shares of Carnegie, Wylie & Company (Holdings) Pty Ltd (“CWC”), an Australia-based financial advisory and private equity firm, now known as Lazard Australia Holdings Pty Limited, and, along with the Company’s existing financial advisory business in Australia, referred to below as “Lazard Australia”, and we entered into a joint cooperation agreement with Raiffeisen Investment AG (“Raiffeisen”) for merger and acquisition advisory services in Russia and the Central and Eastern European (the “CEE”) region. The cooperation agreement between us and Raiffeisen, one of the CEE region’s top M&A advisors, provides domestic, international and cross-border expertise within Russia and the CEE region. In 2008, we acquired a 50% interest in Merchant Bankers Asociados (“MBA”), an Argentina-based financial advisory services firm with offices across Central and South America. In 2009, we entered into a strategic alliance with a financial advisory firm in Mexico to provide global M&A advisory services for clients, both inside and outside of Mexico, who are seeking to acquire or sell assets in Mexico or have interests in other financial transactions with companies in Mexico, and to provide restructuring advisory services to clients in Mexico. In 2012, we integrated our Brazilian operations based in São Paulo, and established a Lazard Africa initiative to leverage our sovereign and corporate expertise in this rapidly growing region, for our clients in both developed and developing countries. In 2014, we acquired certain securities sales and trading assets that facilitate the execution of exchange offers and other transactions related to financial advice provided by our Capital Advisory and Convertible Securities practice groups, and we took other steps that have enabled us to act as an underwriter in public offerings and other distributions of securities in order to buttress our Financial Advisory business.

In addition to seeking business centered in the regions described above, we historically have focused in particular on advising clients with respect to cross-border transactions. We believe that we are particularly well known for our legacy of offering broad teams of professionals who are indigenous to their respective regions and who have long-term client relationships, capabilities and know-how in their respective regions, who will coordinate with our professionals with global sector expertise. We also believe that this positioning affords us insight around the globe into key industry, economic, government and regulatory issues and developments, which we can bring to bear on behalf of our clients.

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

When we assist clients in raising private or public market financing, our services include assisting clients in connection with securing, refinancing or restructuring bank loans or other debt, including convertible securities, originating and executing, or participating in, public underwritings and private placements of equity, debt and convertible securities and originating and executing private placements of partnership and similar interests in alternative investment funds such as leveraged buyout, mezzanine or real estate focused funds.

We are at the forefront of providing independent advice to governments and governmental agencies challenged by the current economic environment. Lazard’s Sovereign Advisory Group has advised a number of countries and institutions with respect to sovereign debt and other financial matters.

Staffing

We staff each of our assignments with a team of quality professionals who have appropriate product and industry expertise. We pride ourselves on, and we believe we differentiate ourselves from our competitors by, being able to offer a high level of attention from senior personnel to our clients and organizing ourselves in such a way that managing directors who are responsible for securing and maintaining client relationships also actively participate in providing related advice and services. Our managing directors have significant experience, and many of them are able to use this experience to advise on M&A, financings, restructurings, capital structure and other transactions or financial matters, depending on our clients’ needs. Many of our managing directors and senior employees come from diverse backgrounds, such as senior executive positions at corporations and in government, law and strategic consulting, which we believe enhances our ability to offer sophisticated advice and customized solutions to our clients. As of December 31, 2014, our Financial Advisory segment had 139 managing directors and 740 other professionals (which includes directors, vice presidents, associates and analysts).

Industries Served

We seek to offer our services across most major industry groups, including, in many cases, sub-industry specialties. Managing directors and professionals in our Mergers and Acquisitions practice are organized to provide advice in the following major industry practice areas:

•	consumer;

•	financial institutions;

•	health care and life sciences;

•	industrial;

•	power and energy/infrastructure;

•	real estate; and

•	technology, media and telecommunications.

These groups are managed locally in each relevant geographic region and are coordinated globally, which allows us to bring local industry-specific knowledge to bear on behalf of our clients on a global basis. We believe that this enhances the scope and the quality of the advice that we can offer, which improves our ability to market our capabilities to clients.

In addition to our Mergers and Acquisitions and Restructuring practices, we also maintain specialties in the following distinct practice areas within our Financial Advisory business:

•	government and sovereign advisory;

•	capital structure and debt advisory;

•	fund raising for alternative investment funds; and

•

corporate finance and other services, including private placements, underwritten offerings related to our Financial Advisory business and transactions involving the exchange or issuance of convertible securities.

We endeavor to coordinate the activities of the professionals in these areas with our Mergers and Acquisitions industry specialists in order to offer clients customized teams of cross-functional expertise spanning both industry and practice area expertise.

Strategy

Our focus in our Financial Advisory business is on:

•	investing in our intellectual capital through senior professionals who we believe have strong client relationships and industry expertise;

•	increasing our contacts with existing clients to further enhance our long-term relationships and our efforts in developing new client relationships;

•	developing new client relationships, including leveraging the broad geographic footprint and strong relationships in our Asset Management business;

•	expanding the breadth and depth of our industry expertise and selectively adding or reinforcing practice areas, such as our Capital Structure Advisory and Sovereign Advisory groups;

•	coordinating our industry specialty activities on a global basis and increasing the integration of our industry experts in Mergers and Acquisitions with our other professionals;

•

broadening our geographic presence by adding new offices, including, since the beginning of 2007, offices in Australia (Melbourne and Perth), Switzerland (Zurich) and the Middle East Region, as well as new regional offices in the U.S. (Boston and Minneapolis), acquiring a 50% interest in a financial advisory firm with offices in Central and South America (Argentina, Chile, Colombia, Panama and Peru), integrating our Brazilian operations based in São Paulo, establishing the Lazard Africa initiative and entering into a joint cooperation agreement with respect to Russia and the CEE region, as well as a strategic alliance with a financial advisory firm in Mexico; and

•

deploying our intellectual capital, strong client relationships and other assets to generate new revenue streams, including, for example, revenue that may be generated by acting as an underwriter in public offerings and other distributions of securities related to the activities of our Financial Advisory business.

In addition to the investments made as part of this strategy, we believe that our Financial Advisory business may benefit from external market factors, including:

•	increasing demand for independent, unbiased financial advice;

•	debt reduction, recapitalization and related activities that are occurring in the developed markets;

•	relatively low interest rates and high corporate cash balances in the current macroeconomic environment; and

•	favorable levels of cross-border M&A and large capitalization M&A, two of our areas of historical specialization.

Going forward, our strategic emphasis in our Financial Advisory business is to leverage the investments we have made to grow our business and drive our productivity. We continue to seek to opportunistically attract outstanding individuals to our business. We routinely reassess our strategic position and may in the future seek opportunities to further enhance our competitive position.

Asset Management

Our Asset Management business offers a broad range of global investment solutions and investment management services in equity and fixed income strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients. Our goal in our Asset Management business is to produce superior risk-adjusted investment returns and provide investment solutions customized for our clients. Many of our equity investment strategies share an investment philosophy that centers on fundamental security selection with a focus on analyzing, among other things, a company’s financial position, outlook, opportunities and risks, together with its valuation.

As of December 31, 2014, total assets under management (“AUM”) were $197 billion, of which approximately 81% was invested in equities, 16% in fixed income, 2% in alternative investments and 1% in private equity funds. As of the same date, within the equity asset class, approximately 24% of our AUM was invested in emerging markets strategies, 24% in multi-regional (i.e., non-U.S. and regional non-U.S.) investment strategies, 17% in global investment strategies and 16% in local investment strategies. Within the fixed income asset class, approximately 7% of our AUM was invested in emerging markets strategies, 5% in multi-regional (i.e., non-U.S. and regional non-U.S.) investment strategies, 2% in global investment strategies and 2% in local investment strategies. Our top ten clients accounted for 24%, 24% and 23% of our total AUM at December 31, 2014, 2013 and 2012, respectively, with no client individually contributing more than 10% of our Asset Management segment net revenue during any of the respective years. Approximately 90% of our AUM as of December 31, 2014 was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 10% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

The charts below illustrate the mix of our AUM as of December 31, 2014, measured by broad product strategy and by office location.

For the years ended December 31, 2014, 2013 and 2012, our Asset Management segment net revenue totaled $1.135 billion, $1.039 billion and $896 million, respectively, accounting for approximately 49%, 52% and 47%, respectively, of our consolidated net revenue for such years. For the years ended December 31, 2014, 2013 and 2012, our Asset Management segment reported operating income of $385 million, $335 million and $237 million, respectively. Operating income in 2013 and 2012 included charges of $0.2 million and $13 million, respectively, associated with the cost saving initiatives announced by the Company in October 2012, and, in 2013, included a charge of $12 million relating to private equity incentive compensation (as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Excluding the impact of such charges, our Asset Management segment had operating income of $347 million and $250 million in the years ended December 31, 2013 and 2012, respectively. At December 31, 2014, 2013 and 2012, our Asset Management segment had total assets of $588 million, $612 million and $567 million, respectively.

LAM and LFG

Our largest Asset Management businesses are Lazard Asset Management LLC and its subsidiaries (“LAM”), with offices in New York, Boston, Chicago, Dubai, Dublin, Frankfurt, Hamburg, Hong Kong, London, Manama, Milan, Montreal, San Francisco, Seoul, Singapore, Sydney, Tokyo, Toronto and Zurich (aggregating approximately $178 billion in total AUM as of December 31, 2014), and Lazard Frères Gestion SAS (“LFG”), with offices in Paris, Bordeaux, Brussels, Lyon and Nantes (aggregating approximately $18 billion in total AUM as of December 31, 2014). These operations, with 81 managing directors and 386 professionals as of December 31, 2014, provide our Asset Management business with both a global presence and a local identity.

Primary distinguishing features of these operations include:

•	a global footprint with global research, global mandates and global clients;

•

a broad-based team of investment professionals, including focused, in-house investment analysts across all products and platforms, many of whom have substantial industry or sector specific expertise; and

•	world-wide brand recognition and multi-channel distribution capabilities.

Our Investment Philosophy, Process and Research.    Our investment philosophy is generally based upon a fundamental security selection approach to investing. Across many of our products, we apply three key principles to investment portfolios:

•	select securities, not markets;

•	evaluate a company’s financial position, outlook, opportunities and risks, together with its valuation; and

•	manage risk.

In searching for equity investment opportunities, many of our investment professionals follow an investment process that incorporates several interconnected components that may include:

•	analytical analysis and screening;

•	accounting analysis;

•	fundamental analysis;

•	security selection and portfolio construction; and

•	risk management.

In our Asset Management business, we conduct investment research on a global basis to develop market, industry and company specific insights and evaluate investment opportunities. Our global equity analysts, located in our worldwide offices, are organized around six global industry sectors:

•	consumer goods;

•	financial services;

•	health care;

•	industrials;

•	power and energy; and

•	technology, media and telecommunications.

Investment Strategies.    Our Asset Management business provides equity, fixed income, cash management and alternative investment strategies to our clients, paying close attention to our clients’ varying and expanding investment needs. We offer the following product platform of investment strategies:

	Global	Multi-Regional	Local	Emerging Markets
Equity

Global

Large Capitalization

Small Capitalization

Thematic

Convertibles**

Listed Infrastructure

Quantitative

Trend

Real Estate

Multi Strategies

Managed Volatility

Global Ex

Global Ex-U.K.

Global Ex-Japan

Global Ex-Australia

Pan-European

Large Capitalization

Small Capitalization

Quantitative

Eurozone

Large Capitalization**

Small Capitalization**

Continental European

Small Cap

Multi Cap

Eurozone

Euro-Trend (Thematic)

Asian

Asia Ex-Japan

Quantitative

Europe, Australasia and Far East

Large Capitalization

Small Capitalization

Multi-Capitalization

Quantitative

Real Estate

U.S.

Large Capitalization**

Mid Capitalization

Small/Mid Capitalization

Small Capitalization

Multi-Capitalization

Real Estate

Other

U.K. (Large Capitalization)

U.K. (Small Capitalization)

U.K. Quantitative

Australia

France (Large Capitalization)*

France (Small Capitalization)*

Japan**

Korea

Global Large Capitalization Small Capitalization Quantitative Multi Strategies Managed Volatility Latin America Latin America Middle East North Africa Middle East North Africa

Fixed Income and Cash Management	Global Core Fixed Income High Yield Short Duration	Pan-European Core Fixed Income High Yield Cash Management* Duration Overlay Eurozone Fixed Income** Cash Management* Corporate Bonds**	U.S. Core Fixed Income High Yield Short Duration Municipals Cash Management* Non-U.S. U.K. Fixed Income	Global Emerging Debt Emerging Corporates

Alternative	Global Fund of Hedge Funds Fund of Closed-End Funds (Long and Long/Short) Convertible Long/Short Equity Arbitrage/Relative Value Multi Asset		Non-U.S. Japan (Long/Short) US (Long/Short)	Global Emerging Income Emerging Debt

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

Distribution.    We distribute our products through a broad array of marketing channels on a global basis. LAM’s marketing, sales and client service efforts are organized through a global market delivery and service network, with distribution professionals located in cities including New York, Boston, Chicago, Dubai, Frankfurt, Hamburg, Hong Kong, London, Manama, Milan, Montreal, San Francisco, Seoul, Singapore, Sydney, Tokyo, Toronto and Zurich. We have developed a well-established presence in the institutional asset management arena, managing assets for corporations, labor unions, sovereign wealth funds and public pension funds around the world. In addition, we manage assets for insurance companies, savings and trust banks, endowments, foundations and charities.

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

Strategy

Our strategic plan in our Asset Management business is to focus on delivering superior investment performance and client service and broadening our product offerings and distribution in selected areas in order to continue to drive improved business results. Over the past several years, in an effort to improve our Asset Management business’ operations and expand our Asset Management business, we have:

•	focused on enhancing our investment performance;

•	improved our investment management platform by adding a number of senior investment professionals (including portfolio managers and analysts);

•

continued to strengthen our marketing and consultant relations capabilities, including by expanding our marketing resources and leveraging the broad geographic footprint and strong client relationships in our Financial Advisory business;

•	expanded our product platform, including through the addition of an emerging markets fixed income team, an equity team focused on asian markets and a global real estate investment team; and

•	continued to expand the geographic reach of our Asset Management business, including through opening offices in Dubai, Singapore and Switzerland.

We believe that our Asset Management business has long maintained an outstanding team of portfolio managers and global research analysts. We intend to maintain and supplement our intellectual capital to achieve our goals. We routinely reassess our strategic position and may in the future seek acquisitions or other transactions, including the opportunistic hiring of new employees, in order to further enhance our competitive position. We also believe that our specific investment strategies, global reach, unique brand identity and access to multiple distribution channels may allow us to expand into new investment products, strategies and geographic locations. In addition, we may expand our participation in alternative investment activities through investments in new and successor funds, through organic growth, acquisitions or otherwise. We may also continue to expand our geographic reach. In 2014, we announced our expansion in the Middle East Region with the opening of a Dubai office.

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

Since 2005, we have been engaged in selected alternative investments and private equity activities. In 2009, we established a private equity business with The Edgewater Funds (“Edgewater”), a Chicago-based private equity firm, through the acquisition of Edgewater’s management vehicles. As of December 31, 2014, Edgewater had approximately $1 billion of AUM and unfunded fee-earning commitments.

In Australia, we operate our private equity business through Lazard Australia, which, as of December 31, 2014, had approximately $141 million of AUM and unfunded fee-earning commitments.

Employees

We believe that our people are our most important asset, and it is their reputation, talent, integrity and dedication that underpin our success. As of December 31, 2014, we employed 2,523 people, which included 139 managing directors and 740 other professionals in our Financial Advisory segment and 81 managing directors and 398 other professionals in our Asset Management segment. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees worldwide. We generally utilize an evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for improved performance. Generally, our employees are not subject to any collective bargaining agreements, except that our employees in certain of our offices, including France and Italy, are covered by national, industry-wide collective bargaining agreements. We believe that we have good relations with our employees.

In October 2012, we announced a number of cost saving initiatives to reduce our expenses, which have impacted the number of people that we employ. See “Management’s Discussion and Analysis of Financial Condition — Cost Saving Initiatives” below.

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

While our competitors vary by country in our Financial Advisory business, we believe our primary competitors in securing engagements are Bank of America Merrill Lynch, Barclays, Centerview Partners LLC, Citigroup, Credit Suisse, Deutsche Bank, Evercore Partners, Goldman Sachs, Greenhill, JPMorgan Chase, Morgan Stanley, Rothschild and UBS. In our Restructuring practice, our primary competitors are The Blackstone Group, Evercore Partners, Greenhill, Houlihan Lokey, Moelis & Company and Rothschild.

We believe that our primary global competitors in our Asset Management business include, in the case of LAM, Aberdeen, Schroders, Alliance Bernstein, Capital Management & Research, Fidelity, Franklin Templeton, Invesco, JP Morgan Asset Management, Lord Abbett, MFS, Neuberger Berman and, in the case of LFG, private banks with offices in France as well as large institutional banks and fund managers. We face competition in private equity both in the pursuit of outside investors for our private equity funds and the acquisition of investments in attractive portfolio companies. We compete with hundreds of other funds, many of which are subsidiaries of, or otherwise affiliated with, large financial service providers.

Competition is also intense in each of our businesses for the attraction and retention of qualified employees, and we compete, among other factors, on the level and nature of compensation and equity-based incentives for key employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees, in each case, at appropriate compensation levels.

In recent years there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. This trend was amplified in connection with the unprecedented disruption and volatility in the financial markets during the financial crisis that began in mid-2007, and, as a result, a number of financial services companies have merged, been acquired or have fundamentally changed their respective business models, including, in certain cases, becoming bank holding companies or commercial banks. Many of these firms have the ability to offer a wider range of products than we offer, including loans, deposit taking, insurance and brokerage services. Many of these firms also offer more extensive asset management and investment banking services, which may enhance their competitive position. They also may have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenue in an effort to gain market share, which could result in pricing pressure in our businesses. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors, and, in certain instances, has afforded them access to government funds. At the same time, demand for independent financial advice has increased and has created opportunities for new entrants, including a number of boutique financial advisory firms. These boutique firms frequently compete, among other factors, on the basis of their independent financial advice, and their activities also could result in pricing and other competitive pressure in our businesses.

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

In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. FINRA is a voluntary, self-regulatory body composed of members, such as our broker-dealer subsidiaries, that have agreed to abide by FINRA’s rules and regulations. The MSRB is also a voluntary, self-regulatory body, composed of members, including “municipal advisors”, that have agreed to abide by the MSRB’s rules and regulations. The SEC, FINRA, MSRB and non-U.S. regulatory organizations may examine the activities of, and may expel, fine and otherwise discipline us and our employees. The laws, rules and regulations comprising this framework of regulation and the interpretation and enforcement of existing laws, rules and regulations are constantly changing. The effect of any such changes cannot be predicted and may impact the manner of operation and profitability of our businesses.

Our principal U.S. broker-dealer subsidiary, Lazard Frères & Co. LLC (“LFNY”), through which we conduct most of our U.S. Financial Advisory business, is currently registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in all 50 U.S. states, the District of Columbia and Puerto Rico. As such, LFNY is subject to regulations governing most aspects of the securities business, including minimum capital retention requirements, record-keeping and reporting procedures, relationships with customers, experience and training requirements for certain employees, and business procedures with firms that are not members of certain regulatory bodies. LFNY is also currently registered with the SEC and the MSRB as a municipal advisor, a registration category that includes placement agents that solicit investments from public pension funds on behalf of investment funds. The MSRB has adopted, and is in the process of adopting, additional rules to govern municipal advisors, including “pay-to-play” rules and rules regarding professional standards, and LFNY is subject to those rules. In addition, LFNY is a member organization of the New York Stock Exchange LLC and the NYSE MKT LLC and is subject to various rules and regulations that have been promulgated by these securities exchanges. Lazard Asset Management Securities LLC, a subsidiary of LAM, is registered as a broker-dealer with the SEC and FINRA and in all 50 U.S. states, the District of Columbia and Puerto Rico. Lazard Middle Market LLC, a subsidiary of GAHL, is registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in various U.S. states and territories.

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

Certain U.K. subsidiaries of Lazard Group, including Lazard & Co., Limited (“LCL”), Lazard Fund Managers Limited and Lazard Asset Management Limited, which we refer to in this Annual Report on Form 10-K (this “Form 10-K”) as the “U.K. subsidiaries,” are authorized and regulated by the Financial Conduct Authority (the “FCA”), and are subject to various rules and regulations made by the FCA under the authorities conferred upon it by the Financial Services and Markets Act 2000, as amended by the Financial Services Act 2012. LCL has obtained the appropriate European investment services rights to provide cross-border services into a number of other members of the European Economic Area.

We also have other subsidiaries that are registered as broker-dealers (or have similar non-U.S. registration) in various jurisdictions.

Certain of our Asset Management subsidiaries are registered as investment advisors with the SEC. As registered investment advisors, each is subject to the requirements of the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and the SEC’s regulations thereunder. Such requirements relate to, among other things, the relationship between an advisor and its advisory clients, as well as general anti-fraud prohibitions. LAM serves as an advisor to several mutual funds which are registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Investment Company Act regulates, among other things, the relationship between a mutual fund and its investment advisor (and other service providers) and prohibits or severely restricts principal transactions between an advisor and its advisory clients, imposes record-keeping and reporting requirements, disclosure requirements, limitations on trades where a single broker acts as the agent for both the buyer and seller, and limitations on affiliated transactions and joint transactions. Lazard Asset Management Securities LLC, a subsidiary of LAM, serves as an underwriter or distributor for mutual funds and hedge funds managed by LAM, and as an introducing broker to Pershing LLC for unmanaged accounts of LAM’s private clients.

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

In addition, the Japanese Ministry of Finance and the Financial Supervisory Agency, the Korean Financial Supervisory Commission, the Securities and Futures Commission of Hong Kong, the Monetary Authority of Singapore, the Australian Securities & Investments Commission, the Dubai Financial Services Authority and German banking authorities, among others, regulate relevant operating subsidiaries of the Company and also have capital standards and other requirements comparable to the rules of the SEC. Our business is also subject to regulation by other non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate.

Regulators are empowered to conduct periodic examinations and initiate administrative proceedings that can result, among other things, in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion or other disciplining of a broker-dealer or investment advisor or its directors, officers or employees.

We are also subject to various anti-bribery, anti-money laundering and counter-terrorist financing laws, rules and regulations in the jurisdictions in which we operate. The U.S. Foreign Corrupt Practices Act, for example, generally prohibits offering, promising or giving, or authorizing others to give, anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. Violations of any of these laws, rules and regulations can give rise to administrative, civil or criminal penalties.

The U.S. and other governments and institutions have taken actions, and may continue to take further actions, in response to disruption and volatility in the global financial markets. Such further actions could include expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect of any such expanded or new standards, requirements and rules is uncertain and could have adverse consequences to our business and results of operations. See Item 1A, “Risk Factors—Other Business Risks—Extensive regulation of our businesses limits our activities and results in ongoing exposure to the potential for significant penalties, including fines or limitations on our ability to conduct our businesses.”

Executive Officers of the Registrant

Set forth below are the name, age, present title, principal occupation and certain biographical information for each of our executive officers as of February 20, 2015, all of whom have been appointed by, and serve at the pleasure of, our board of directors.

Kenneth M. Jacobs, 56

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

Matthieu Bucaille, 55

Mr. Bucaille has served as Chief Financial Officer of Lazard Ltd and Lazard Group since April 2011. Mr. Bucaille has served as a Managing Director of Lazard since 1998 and served as the Deputy Chief Executive Officer of LFB in Paris from October 2009 until December 2011. Mr. Bucaille joined Lazard in 1989 from the First Boston Corporation in New York.

Ashish Bhutani, 54

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

Scott D. Hoffman, 52

Mr. Hoffman has served as General Counsel of Lazard Ltd since May 2005. Mr. Hoffman has served as a Managing Director of Lazard since January 1999 and General Counsel of Lazard Group since January 2001. Mr. Hoffman previously served as Vice President and Assistant General Counsel from February 1994 to December 1997 and as a Director from January 1998 to December 1998. Prior to joining Lazard, Mr. Hoffman was an attorney at Cravath, Swaine & Moore LLP. Mr. Hoffman is a member of the Board of Trustees of the New York University School of Law.

Alexander F. Stern, 48

Mr. Stern has served as Chief Operating Officer of Lazard Ltd and Lazard Group since November 2008. Mr. Stern has served as a Managing Director of Lazard since January 2002 and as the Firm’s Global Head of Strategy since February 2006. In November 2014, Mr. Stern’s role was expanded, and he now also serves in a direct senior leadership position within Lazard’s Financial Advisory business. Mr. Stern previously served as a Vice President in Lazard’s Financial Advisory business from January 1998 to December 2000 and as a Director from January 2001 to December 2001. Mr. Stern initially joined Lazard in 1994 and previously held various positions with Patricof & Co. Ventures and IBM.

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

You should carefully consider the following risks and all of the other information set forth in this Form 10-K, including our consolidated financial statements and related notes. The following risks comprise the material risks of which we are aware. If any of the events or developments described below actually occurred, our business, financial condition or results of operations would likely suffer.

Risks Relating to the Financial Services Industry and Financial Markets

In recent years, regional and global capital markets and economies have experienced periods of significant disruption and volatility, which has had negative repercussions on the global economy, and any continued disruption or volatility could present challenges for our business.

In recent years, certain adverse financial developments have impacted regional and global capital markets and the macroeconomic climate. These developments included a general slowing of economic growth, periods of volatility in equity securities markets and volatility and tightening of liquidity in credit markets. In addition, concerns over sovereign debt levels, high unemployment levels, business and consumer confidence levels, geopolitical issues, stability of currency exchange rates and weak real estate markets in certain regions have contributed to increased volatility and have affected expectations for the economy and the markets going forward. Furthermore, investor concerns about the financial health of certain European countries and financial institutions have caused market disruptions in recent years and may continue to cause disruption in future periods. If significant levels of market disruption and volatility continue, or if current conditions materially worsen, our business may be adversely affected, which may have a material impact on our business and results of operations.

The full extent of the effects of governmental economic and regulatory involvement in the wake of disruption and volatility in global financial markets remains uncertain.

As a result of the financial crisis that began in mid-2007 and market volatility and disruption in recent years, the U.S. and other governments have taken unprecedented steps to try to stabilize the financial system, including investing in financial institutions and taking certain regulatory actions. The full extent of the effects of these actions and legislative and regulatory initiatives (including the Dodd-Frank Act) effected in connection with, and as a result of, such extraordinary disruption and volatility is uncertain, both as to the financial capital markets and participants in general, and as to us in particular.

The soundness of third parties, including our clients, as well as financial, governmental and other institutions, could adversely affect us.

We have exposure to many different industries, institutions, products and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us, if any, cannot be fully realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us.

Our share price may decline due to the large number of our common shares eligible for future sale.

As of December 31, 2014, Lazard Ltd’s authorized and unissued shares of Class A common stock, par value $0.01 per share (“Class A common stock”), include approximately 15.9 million shares of our Class A common stock underlying restricted stock units (“RSUs”), deferred stock units (“DSUs”), restricted stock awards and performance-based restricted stock units (“PRSUs”) that have been granted pursuant to Lazard Ltd’s 2005 Equity Incentive Plan (the “2005 Plan”) and 2008 Incentive Compensation Plan (the “2008 Plan”). RSUs and restricted stock awards generally require future service, among other requirements, as a condition for the delivery of the underlying shares of our Class A common stock (unless the recipient is then eligible for retirement under the Company’s retirement policy) and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. Such vesting events generally occur in the first quarter of each year, at which point a large number of our shares of Class A common stock immediately become available for sale. PRSUs generally require future service and satisfaction of performance-based vesting criteria as a condition for the delivery of the underlying shares of Class A common stock, and the number of such shares that may be received in connection with each PRSU generally may range from zero to two times the target number. In addition, as of December 31, 2014, approximately 1.1 million shares of our Class A common stock are issuable in connection with business acquisitions completed in prior years.

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

Furthermore, we cannot predict whether, when and how many shares of our Class A common stock will be sold into the market and the effect, if any, that the possibility of market sales of shares of our Class A common stock, the actual sale of such shares or the availability of such shares will have on the market price of our Class A common stock or our ability to raise capital through the issuance of equity securities from time to time. There are generally no restrictions on the sale of vested shares of Class A common stock held by our employees other than prohibitions on sales during internal “blackout” periods imposed by us between quarterly earnings releases.

Other Business Risks

Our ability to retain our managing directors and other key professional employees is critical to the success of our business, including maintaining compensation levels at an appropriate level of costs, and failure to do so may materially adversely affect our results of operations and financial position.

Our people are our most important asset. We must retain the services of our managing directors and other key professional employees, and strategically recruit and hire new talented employees, to obtain and successfully execute the Financial Advisory and Asset Management engagements that generate substantially all our revenue.

In general, our industry continues to experience change and exerts competitive pressures for retaining top talent, which makes it more difficult for us to retain professionals. If any of our managing directors and other key professional employees were to retire, join an existing competitor, form a competing company or otherwise leave us, some of our clients could choose to use the services of that competitor or some other competitor instead of our services. In any such event, our investment banking fees, asset management fees or AUM could decline. The employment arrangements, non-competition agreements and retention agreements we have or will enter into with our managing directors and other key professional employees may not prevent our managing directors and other key professional employees from resigning from practice or competing against us. In addition, these arrangements and agreements have a limited duration and will expire after a certain period of time. We continue to be subject to intense competition in the financial services industry regarding the recruitment and retention of key professionals, and have experienced departures from and added to our professional ranks as a result.

Certain changes to our employee compensation arrangements may result in increased compensation and benefits expense. In addition, any changes to the mix of cash and deferred incentive compensation granted to our employees may affect certain financial measures applicable to our business, including ratios of compensation and benefits expense to revenue, and may result in increased levels of Class A common stock issued to our employees upon vesting of RSUs, PRSUs or restricted stock awards in a particular year. Our compensation levels, results of operations and financial position may be significantly affected by many factors, including general economic and market conditions, our operating and financial performance, staffing levels and competitive pay conditions.

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

Our Asset Management business also would be expected to generate lower revenue in a market or general economic downturn. Under our Asset Management business’ arrangements, investment advisory fees we receive typically are based on the market value of AUM. Accordingly, a decline in the prices of securities, such as that which occurred on a global basis in 2008, or in specific geographic markets or sectors that constitute a significant portion of our AUM (e.g., our emerging markets strategies), would be expected to cause our revenue and income to decline by causing:

•	the value of our AUM to decrease, which would result in lower investment advisory fees;

•

some of our clients to withdraw funds from our Asset Management business due to the uncertainty or volatility in the market, or in favor of investments they perceive as offering greater opportunity or lower risk, which would also result in lower investment advisory fees;

•

some of our clients or prospective clients to hesitate in allocating assets to our Asset Management business due to the uncertainty or volatility in the market, which would also result in lower investment advisory fees; or

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

We historically have earned a substantial portion of our revenue from advisory fees paid to us by our Financial Advisory clients, which usually are payable upon the successful completion of a particular transaction or restructuring. For example, for the year ended December 31, 2014, Financial Advisory services accounted for approximately 53% of our consolidated net revenue. We expect that we will continue to rely on Financial Advisory fees for a substantial portion of our revenue for the foreseeable future, and a decline in our advisory engagements or the market for advisory services would adversely affect our business, financial condition and results of operations.

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

If the number of debt defaults, bankruptcies or other factors affecting demand for our Restructuring services continues to decline, our Restructuring revenue could suffer.

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

Investment performance affects our AUM relating to existing clients and is one of the most important factors in retaining clients and competing for new Asset Management business. Poor investment performance could impair our revenue and growth because:

•	existing clients might withdraw funds from our Asset Management business in favor of better performing products, which would result in lower investment advisory fees;

•	our incentive fees, which provide us with a set percentage of returns on some alternative investment and private equity funds and other accounts, would decline;

•	third-party financial intermediaries, rating services, advisors or consultants may rate our products poorly, which may result in client withdrawals and reduced asset flows; or

•	firms with which we have strategic alliances may terminate such relationships with us, and future strategic alliances may be unavailable.

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

Our investment style in our Asset Management business, including the mix of asset classes and investment strategies comprising our AUM, may underperform other investment approaches, which may result in significant client or asset departures, or a reduction in AUM.

Even when securities prices are rising generally, performance can be affected by investment style and mix of asset classes. For example, many of the equity investment strategies in our Asset Management business share a common investment orientation towards relative value investing. We believe this style tends to outperform the market in some market environments and underperform it in others. In particular, a prolonged growth environment may cause some of our investment strategies to go out of favor with some clients, advisors, consultants or third-party intermediaries. In addition, all of our investment strategies are actively managed strategies which seek to outperform relative to a benchmark or generate an absolute return. Trends toward passively managed investment strategies may adversely affect demand for our strategies or result in fee pressure on our business overall. In combination with poor performance relative to peers, changes in personnel, extensive periods in particular market environments or other difficulties, the underperformance of our investment style may result in significant client or asset departures or a reduction in AUM.

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

We invest capital in various types of equity and debt securities in order to seed LAM equity, debt and alternative investment funds, and for general corporate purposes. Such investments are subject to market fluctuations due to changes in the market prices of securities, interest rates or other market factors, such as liquidity. While we may seek to hedge the market risk for some of these investments, an effective hedge may not be available, and if available, may not be fully effective. These investments are adjusted for accounting purposes to fair value at the end of each quarter regardless of our intended holding period, with any related gains or losses reflected in our results of operations, and therefore may increase the volatility of our earnings, even though such gains or losses may not be realized.

We have investments, primarily through our private equity businesses, in relatively high-risk, illiquid assets, and we may lose some or all of the principal amount of these investments or fail to realize any profits from these investments for a considerable period of time.

We have made, and in the future may make, principal investments in public or private companies or in alternative investments (including private equity funds) established by us, and we continue to hold principal investments directly or through funds managed by certain affiliates of Lazard, including Edgewater and Lazard Australia, as well as third parties. Making principal investments is risky, and we may lose some or all of the principal amount of our investments. Certain of these types of investments may be in relatively high-risk, illiquid assets. Because it may take several years before attractive alternative investment opportunities are identified, some or all of the capital committed by us to these funds is likely to be invested in government securities, other short-term, highly rated debt securities and money market funds that traditionally have offered investors relatively lower returns. In addition, these investments may be adjusted for accounting purposes to fair value at the end of each quarter, and any related gains or losses would affect our results of operations, even though such fair value fluctuations may have no cash impact, which could increase the volatility of our earnings. It takes a substantial period of time to identify attractive alternative investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value of an investment through resale. Even if an alternative investment proves to be profitable, it may be several years or longer before any profits can be realized in cash or other proceeds.

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

We also face increased competition due to a trend toward consolidation. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. This trend was amplified in connection with the unprecedented disruption and volatility in the financial markets during the financial crisis that began in mid-2007 and, as a result, a number of financial services companies have merged, been acquired or have fundamentally changed their respective business models. Many of these firms have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They may also have the ability to support investment banking, including financial advisory services, with commercial banking, insurance and other financial services in an effort to gain market share, which could result in pricing pressure in our businesses.

Competitive pressure could adversely affect our ability to attract new or retain existing clients, make successful investments, retain our personnel or maintain AUM, any of which would adversely affect our revenue and earnings.

An inability to access the debt and equity capital markets as a result of our debt obligations, credit ratings or other factors could impair our liquidity, increase our borrowing costs or otherwise adversely affect our competitive position or results of operations.

As of December 31, 2014, Lazard Group and its subsidiaries had approximately $1.1 billion in debt (including capital lease obligations) outstanding, of which $548 million and $500 million relate to Lazard Group senior notes that mature in 2017 and 2020, respectively. This debt has certain mandated payment obligations, which may constrain our ability to operate our business. If we decide to redeem or retire this debt before maturity, we may be required to pay a significant premium to do so, which may adversely impact our earnings and affect our financial position. In addition, in the future we may need to incur debt or issue equity in order to fund our working capital requirements or refinance existing indebtedness, as well as to make acquisitions and other investments. The amount of our debt obligations may impair our ability to raise debt or issue equity for financing purposes. Our access to funds also may be impaired if regulatory authorities take significant action against us, or if we discover that any of our employees had engaged in serious unauthorized or illegal activity. In addition, our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. These ratings are assigned by rating agencies, which may reduce or withdraw their ratings or place us on “credit watch” with negative implications at any time.

During February 2015, Lazard Group completed an offering of $400 million aggregate principal amount of 3.75% senior notes due 2025 (the “2025 Notes”). Lazard Group also issued a notice to redeem $450 million of Lazard Group’s 6.85% senior notes due June 15, 2017 (the “Existing 2017 Notes”). Lazard Group intends to use the net proceeds of the 2025 Notes, together with cash on hand, to redeem or otherwise retire $450 million of the Existing 2017 Notes. Lazard Group estimates that it will incur a loss on debt extinguishment in connection with the redemption of such Existing 2017 Notes of approximately $61 million, net of tax. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Potential underwriting and trading activities may expose us to risk.

In 2014, we took steps that have enabled us to act as an underwriter in public offerings and other distributions of securities in order to buttress our Financial Advisory business. If we act as an underwriter, we may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we purchased as an underwriter at the anticipated price levels. In addition, if we act as an underwriter, we may also be subject to liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite. In such cases, any indemnification provisions in the applicable underwriting agreement may not be available to us or may not be sufficient to protect us against losses arising from such liability. Operational risk in connection with any offering we underwrite could arise in the form of errors, deficiencies or noncompliance and also could expose us to risk. In addition, through indemnification provisions in our agreement with our clearing organization, customer trading and other activities may expose us to off-balance sheet credit risk. Securities may have to be purchased or sold at prevailing market prices in the event a customer fails to settle a trade on its original terms. We seek to manage the risks associated with underwriting and customer trading activities through screening, internal review and trading procedures and processes, but such procedures and processes may not be effective in all cases.

We may pursue acquisitions, joint ventures, cooperation agreements or other growth or geographic expansion strategies that may result in additional risks and uncertainties in our business and could present unforeseen integration obstacles or costs.

We routinely assess our strategic position and may in the future seek acquisitions or other transactions or growth strategies to further enhance our competitive position. We have in the past pursued joint ventures and other transactions aimed at expanding the geography and scope of our operations. For example, during 2007, we acquired all of the outstanding ownership interests of GAHL and CWC, we entered into a joint cooperation agreement with Raiffeisen and we entered into a shareholders agreement to acquire a 50% interest in MBA. During 2009, we established a private equity business with Edgewater and entered into a strategic alliance with a financial advisory firm in Mexico. During 2011, we added a global real estate investment team. During 2012, we integrated our Brazilian operations based in São Paulo. During 2014, we acquired certain convertible securities sales and trading assets and we opened an asset management office in Dubai. We expect to continue to explore acquisitions, growth strategies and partnership or strategic alliance opportunities that we believe to be attractive.

Acquisitions, growth strategies and joint ventures involve a number of risks and present financial, managerial and operational challenges, including potential disruption of our ongoing business and distraction of management, difficulty with integrating personnel and financial and other systems, hiring additional management and other critical personnel and increasing the scope, geographic diversity and complexity of our operations.

To the extent that we pursue business opportunities outside of the United States, including through acquisitions, joint ventures or other geographic expansion of our existing businesses, we may become subject to political, economic, legal, operational, regulatory and other risks that are inherent in operating in a foreign country, including risks of potential price, capital and currency exchange controls, licensing requirements and other regulatory restrictions, as well as the risk of hostile actions against or affecting our business or people. Our ability to remain in compliance with local laws in a particular foreign jurisdiction could adversely affect our businesses and our reputation.

In addition, our clients may react unfavorably to our acquisition, growth and joint venture strategies, we may not realize any anticipated benefits from such strategies, we may be exposed to additional liabilities of any acquired business or joint venture, we may be exposed to litigation in connection with an acquisition or joint venture transaction, and we may not be able to renew on similar terms (or at all) previously successful joint ventures or similar arrangements, any of which could materially adversely affect our revenue and results of operations.

Employee misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry generally, and we run the risk that employee misconduct could occur in our business as well. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in legal action, regulatory sanctions and serious reputational or financial harm. Our Financial Advisory business often requires that we deal with client confidences of great significance to our clients, improper use of which may harm our clients or our relationships with our clients. Any breach of our clients’ confidences as a result of employee misconduct may adversely affect our reputation, impair our ability to attract and retain Financial Advisory clients and subject us to liability. Similarly, in our Asset Management business, we have authority over client assets, and we may, from time to time, have custody of such assets. In addition, we often have discretion to trade client assets on the client’s behalf and must do so acting in the best interests of the client. As a result, we are subject to a number of obligations and standards, and the violation of those obligations or standards may adversely affect our clients and us. It is difficult to detect and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases.

In recent years, the U.S. Department of Justice and the SEC have also devoted greater resources to the enforcement of the Foreign Corrupt Practices Act. In addition, the United Kingdom and other jurisdictions have expanded the reach of their anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure compliance with anti-bribery and other laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated these laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunction against future conduct, securities litigation and reputational damage, any one of which could adversely affect our business, financial position and results of operations.

The financial services industry faces substantial litigation and regulatory risks, and we may face damage to our professional reputation and legal liability if our services are not regarded as satisfactory or if conflicts of interest should arise.

As a financial services firm, we depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, such dissatisfaction may be more damaging to our business than to other types of businesses. Moreover, our role as advisor to our clients on important transactions involves complex analysis and the exercise of professional judgment, including, if appropriate, rendering “fairness opinions” in connection with mergers and other transactions. Our role as advisor to our sovereign and government clients in particular may occasionally result in increased publicity of our involvement with, and our advice to, such clients.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing. The activities of our Financial Advisory business may subject us to the risk of significant legal actions by our clients and third parties, including our clients’ stockholders, under securities or other laws for allegations relating to materially false or misleading statements made in connection with securities and other transactions and potential liability for the fairness opinions and other advice provided to participants in corporate transactions. In our Asset Management business, we make investment decisions on behalf of our clients which could result in substantial losses. This also may subject us to the risk of legal actions alleging negligence, misconduct, breach of fiduciary duty or breach of contract.

We increasingly confront actual and potential conflicts of interest relating to our Financial Advisory business, as well as to the fact that we have both a Financial Advisory business and an Asset Management business. It is possible that actual, potential or perceived conflicts of interest could give rise to client dissatisfaction, litigation or regulatory enforcement actions. Appropriately identifying and managing actual or perceived conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts of interest. However, these policies, controls and procedures may not be adhered to by our employees or be effective in reducing the applicable risks. Any failure of, or failure to adhere to, these policies, controls and procedures may result in regulatory sanctions or client litigation.

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

Our business is highly dependent on communications and information systems, including those of our vendors. Any failure or interruption of these systems, whether caused by fire, other natural disaster, power or telecommunications failure, act of terrorism or war or otherwise, could materially adversely affect our business. Although back-up systems are in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate.

Particularly in our Asset Management business, we rely heavily on our financial, accounting, trading, compliance and other data processing systems, and those of our third party vendors or service providers who support these functions. We expect that we will need to review whether to continue to upgrade and expand the capabilities of these systems in the future to avoid disruption of, or constraints on, our operations. However, if any of these systems do not operate properly or are disabled, including for reasons beyond our control, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. The inability of our systems (or those of our vendors or service providers) to accommodate an increasing volume of transactions also could constrain our ability to expand our businesses. In addition, errors resulting from these issues or from human error when conducting a trade or other transaction could expose us to significant risk.

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

For additional information regarding operational risks with respect to our businesses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operational Risk” below.

Our Asset Management business relies on non-affiliated third-party service providers.

Our Asset Management business has entered into service agreements with third-party service providers for client order management and the execution and settlement of client securities transactions. This business faces the risk of operational failure of any of our clearing agents, the exchanges, clearing houses or other intermediaries we use to facilitate our securities transactions. We oversee and manage these relationships. Poor oversight and control or inferior performance or service on the part of the service provider could result in loss of customers and violations of applicable rules and regulations. Any such failure could adversely affect our ability to effect transactions and to manage our exposure to risk.

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

The U.S. and other governments and institutions have taken actions, and may continue to take further actions, in response to disruption and volatility in the global financial markets. Such further actions could include expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect of any such expanded or new standards, requirements and rules is uncertain and could have adverse consequences to our business and results of operations. For example, in July 2010, the Dodd-Frank Act was signed into law, bringing sweeping changes in the regulation of financial institutions. It will take several years for all of the rules under the Dodd-Frank Act to be written and become effective, and the final scope and interpretations of those rules, and their impact on our business, will not be fully known for some time, but could have implications for the manner in which we conduct our business and, consequently, its profitability. While we continue to examine the potential impact of the Dodd-Frank Act and related regulations, as well as new regulations that may become applicable to us in the U.S. and in the European Union (see “Business—Regulation”), we are not able to predict the ultimate effect on us. In addition, several states and municipalities in the United States have adopted “pay-to-play” rules, which could limit our ability to charge fees in connection with certain of our Private Fund Advisory engagements, and could therefore affect the profitability of that portion of our business.

The regulatory environment in which our clients operate may also impact our business. For example, changes in antitrust laws or the enforcement of antitrust laws could affect the level of M&A activity and changes in state laws may limit investment activities of state pension plans.

For asset management businesses in general, there have been a number of highly publicized cases involving fraud or other misconduct by employees of asset management firms, as well as industry-wide regulatory inquiries. These cases and inquiries have resulted in increased scrutiny in the industry and may result in new rules and regulations for mutual funds, hedge funds, private equity funds and their investment managers. This regulatory scrutiny and these rulemaking initiatives may result in an increase in operational and compliance costs or the risk of assessment of significant fines or penalties against our Asset Management business, and may otherwise limit our ability to engage in certain activities.

Specific regulatory changes also may have a direct impact on the revenue of our Asset Management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. For example, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, has been reexamined by different regulatory bodies and may in the future be limited or modified. Although a substantial portion of the research relied on by our Asset Management business in the investment decision-making process is generated internally by our investment analysts, external research, including external research paid for with soft dollars, is important to the process. This external research generally is used for information gathering or verification purposes, and includes broker-provided research, as well as third-party provided databases and research services. For the year ended December 31, 2014, our Asset Management business obtained research and other services through third-party soft dollar arrangements, the total cost of which we estimate to be approximately $23 million. If the use of soft dollars were to be limited, we would have to bear some of these costs. In addition, new regulations regarding the management of hedge funds and the use of certain investment products may impact our Asset Management business and result in increased costs. For example, many regulators around the world adopted disclosure and reporting requirements relating to the hedge fund businesses or other businesses, and changes to the laws, rules and regulations in the U.S. related to the over-the-counter swaps and derivatives markets require additional registration, recordkeeping and reporting obligations. Legislators and regulators around the world continue to explore changes to, and additional oversight of, the financial industry generally. The impact of the potential changes on us are uncertain and may result in an increase in costs or a reduction of revenue associated with our businesses.

See “Business—Regulation” for a further discussion of the regulatory environment in which we conduct our businesses.

Fluctuations in foreign currency exchange rates could reduce our stockholders’ equity and net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM.

We are exposed to fluctuations in foreign currencies. Our financial statements are denominated in U.S. Dollars and, for the year ended December 31, 2014, we received approximately 43% of our consolidated net revenue in other currencies, predominantly in euros and British pounds. In addition, we pay a significant amount of our expenses in such other currencies. The exchange rates of these currencies versus the U.S. Dollar affects the carrying value of our assets and liabilities as well as our revenues, expenses and net income. We do not generally hedge such foreign currency exchange rate exposure arising in our subsidiaries outside of the U.S. Fluctuations in foreign currency exchange rates may also make period to period comparisons of our results of operations difficult.

Fluctuations in foreign currency exchange rates also can impact the portfolios of our Asset Management clients. Client portfolios are invested in securities across the globe, although most portfolios are funded in a single base currency. Foreign currency exchange rate fluctuations can adversely impact investment performance for a client’s portfolio and also may affect the levels of our AUM. As our AUM include significant assets that are denominated in currencies other than U.S. dollars, an increase in the value of the U.S. Dollar relative to non-U.S. currencies, with all other factors held constant, generally would result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S. Dollar-denominated revenue in our Asset Management business. As of December 31, 2014. AUM with foreign currency exposure represented approximately 73% of our total AUM.

See Note 13 of Notes to Consolidated Financial Statements for additional information regarding the impact on stockholders’ equity from currency translation adjustments and Note 2 of Notes to Consolidated Financial Statements for additional information regarding the impact on operating results from currency transaction adjustments.

Lazard Ltd is a holding company and, accordingly, depends upon distributions from Lazard Group to pay dividends and taxes and other expenses.

Lazard Ltd is a holding company and has no independent means of generating significant revenue. We control Lazard Group through our indirect control of both of the managing members of Lazard Group. Our subsidiaries incur income taxes on their proportionate share of any net taxable income of Lazard Group in their respective tax jurisdictions. We intend to continue to cause Lazard Group to make distributions to our subsidiaries in an amount sufficient to cover all applicable taxes payable by us and dividends, if any, declared by us. To the extent that our subsidiaries need funds to pay taxes on their share of Lazard Group’s net taxable income, or if Lazard Ltd needs funds for any other purpose, and Lazard Group is restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our business, financial condition or results of operations.

Lazard Group is a holding company and therefore depends on its subsidiaries to make distributions to Lazard Group to enable it to service its obligations under its indebtedness.

Lazard Group depends on its subsidiaries, which conduct the operations of its businesses, for dividends and other payments to generate the funds necessary to meet its financial obligations, including payments of principal and interest on its indebtedness. However, none of Lazard Group’s subsidiaries is obligated to make funds available to it for servicing such financial obligations. The earnings from, or other available assets of, Lazard Group’s subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable Lazard Group to make payments with respect to its financial obligations when such payments are due. In addition, even if such earnings were sufficient, the agreements governing the current and future obligations of Lazard Group’s subsidiaries, regulatory requirements with respect to our broker-dealer and other regulated subsidiaries, foreign exchange controls and a variety of other factors may impede our subsidiaries’ ability to provide Lazard Group with sufficient dividends, distributions or loans to fund its financial obligations, when due.

In the event of a change or adverse interpretation of relevant income tax law, regulation or treaty, or a failure to qualify for treaty benefits, our overall tax rate may be substantially higher than the rate used for purposes of our consolidated financial statements.

Our effective tax rate is based upon the application of currently applicable income tax laws, regulations and treaties, current judicial and administrative interpretations of those income tax laws, regulations and treaties, and upon our non-U.S. subsidiaries’ ability to qualify for benefits, including reduced withholding tax rates, among other things, under those treaties, and that a portion of their income is not subject to U.S. tax as effectively connected income. Moreover, those income tax laws, regulations and treaties, and the administrative and judicial interpretations of them, are subject to change at any time, and any such change may be retroactive.

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

The inability, for any reason, to achieve and maintain an overall income tax rate approximately equal to the rate used in preparing our consolidated financial statements could materially adversely affect our financial position and our results of operations and could materially adversely affect our financial statements.

Tax authorities may challenge our tax computations and classifications, our transfer pricing methods, and our application of related policies and methods.

Our tax returns are subject to audit by federal, local and foreign tax authorities. These authorities may successfully challenge certain tax positions or deductions taken by our subsidiaries. For example, tax authorities may contest intercompany allocations of fee income, management charges or interest charges among affiliates in different tax jurisdictions. While we believe that we have provided the appropriate required reserves (see Note 2 of Notes to Consolidated Financial Statements), it is possible that a tax authority may disagree with all, or a portion, of the tax benefits claimed. If a tax authority were to successfully challenge our positions, it could result in significant additional tax costs or payments under the tax receivable agreement described below.

Outcome of future U.S. tax legislation is unknown at the present time.

On February 2, 2015, the Executive Branch submitted its 2016 budget proposals to Congress. The 2016 budget submission included several items that could generate additional tax revenue, including proposals to limit the deduction of certain related party interest and interest attributable to certain classes of foreign source income. In addition, members of Congress may propose legislation that, if enacted, would reclassify certain types of foreign corporations as U.S. corporations for U.S. tax purposes if the management and control of such entities occurs primarily within the U.S.

We are currently unable to predict the ultimate outcome of any of these actual or potential proposals. If they are enacted, however, some of these proposals may increase Lazard’s effective tax rate during future periods.

Any reduction of our valuation allowance against our deferred tax assets could affect our effective tax rate.

As further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Income Taxes”, as of December 31, 2014, we recorded gross deferred tax assets of approximately $1.18 billion, and a valuation allowance against substantially all of such deferred tax assets. If a significant reduction of this valuation allowance were to occur, for subsequent annual periods, our effective tax rate, with all other factors being held constant, would increase and could be significantly higher than our effective tax rate in the period immediately preceding the reduction in the valuation allowance.

Our subsidiaries will be required to pay LMDC Holdings most of the cash tax savings relating to any tax depreciation or amortization deductions our subsidiaries may claim as a result of the tax basis step-up our subsidiaries have received in connection with the Company’s equity public offerings and related transactions.

As further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Income Taxes”, in connection with our various secondary offerings and certain other transactions, LAZ-MD Holdings LLC’s exchangeable interests were exchanged for shares of our Class A common stock at various times between 2005 and May 2014. See Note 17 of Notes to Consolidated Financial Statements. These transactions have resulted in increases in the tax basis of the tangible and intangible assets of Lazard Group attributable to our subsidiaries’ interest in Lazard Group that otherwise would not have been available. These increases in tax basis may reduce the amount of cash taxes that our subsidiaries would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

As further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Income Taxes”, in connection with our separation and recapitalization transactions in 2005, our subsidiaries entered into a tax receivable agreement with LFCM Holdings LLC, which is now known as LMDC Holdings LLC (“LMDC Holdings”), and continues to be owned in large part by former and current managing directors of Lazard (including our executive officers). The tax receivable agreement provides for the payment by our subsidiaries to LMDC Holdings of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. We expect to benefit from the remaining 15% of cash savings realized. Our subsidiaries have the right to terminate the tax receivable agreement at any time for an amount based on an agreed value of certain payments remaining to be made under the tax receivable agreement at such time. While the actual amount and timing of any payments under this agreement will vary depending upon a number of factors, including the allocation of the step-up among the Lazard Group assets and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of Lazard Group attributable to our subsidiaries’ interest in Lazard Group, during the remaining 15-year term of the tax receivable agreement, the payments that our subsidiaries may make to LMDC Holdings could be substantial. As of December 31, 2014, the aggregate increase in tax basis attributable to our subsidiaries’ interest in Lazard Group was approximately $3.1 billion. The cash savings that our subsidiaries would actually realize as a result of this increase in tax basis likely would be significantly less than this amount multiplied by our statutory tax rate due to a number of factors, including insufficient taxable income to absorb the increase in tax basis, the allocation of the increase in tax basis to foreign or non-amortizable assets, the impact of the increase in the tax basis on our ability to use foreign tax credits and the rules relating to the amortization of intangible assets, but could nonetheless be substantial. Our ability to achieve benefits from any such increase, and the payments to be made under the tax receivable agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.

In addition, if the IRS successfully challenges the tax basis increase, under certain circumstances, our subsidiaries could make payments to LMDC Holdings under the tax receivable agreement in excess of our subsidiaries’ cash tax savings.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could materially adversely affect our business.

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2014. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could materially adversely affect our business.

A failure in or breach of our information systems or infrastructure, or those of third parties with which we do business, including as a result of cyber attacks, could disrupt our businesses, lead to reputational harm and legal liability or otherwise impact our ability to operate our business.

Our operations rely on the secure processing, storage and transmission of confidential and other information involving our computer systems, hardware, software and networks, which we refer to as information systems, and involving the information systems of third parties with which we do business. Such information systems may be subject to unauthorized access, computer viruses or other malicious code or other events that could have a security impact and there can be no assurance that we will not suffer material losses relating to cyber attacks on, or other security breaches involving, our information systems, despite taking protective measures to prevent such breaches. The increased use of mobile technologies can heighten these and other operational risks. If a successful cyber attack or other security breach were to occur, our confidential or proprietary information, or the confidential or proprietary information of our clients or their counterparties, that is stored in, or transmitted through, such information systems could be compromised or misappropriated. Any such cyber attack or other security breach, or any disruption of or failure in the physical or logical infrastructure or operating systems that support such information systems or our businesses, could significantly impact our ability to operate our businesses and could result in reputational damage, legal liability, the loss of clients or business opportunities and financial losses that are either not insured against or not fully covered through any insurance maintained by us. As cyber threats continue to evolve, we may also be required to expend additional resources on information security and compliance costs in order to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or other exposures.

We may have potential conflicts of interest with LMDC Holdings.

Certain managing directors of Lazard (including our executive officers) have ownership interests in LMDC Holdings. Conflicts of interest may arise between LMDC Holdings and us in connection with the tax receivable agreement and other matters. We may not be able to resolve any potential conflicts and, even if we do, the resolution may be less favorable to us than if we were dealing with a different party.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements under the captions “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target,” “goal” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies, business plans and initiatives and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, the numerous risks and uncertainties outlined in “Risk Factors,” including the following:

•	a decline in general economic conditions or global or regional financial markets;

•	A decline in our revenues, for example due to a decline in overall M&A activity, our share of the M&A market or our AUM;

•	losses caused by financial or other problems experienced by third parties;

•	losses due to unidentified or unanticipated risks;

•	a lack of liquidity, i.e., ready access to funds, for use in our businesses; and

•	competitive pressure on our businesses and on our ability to retain and attract employees at current compensation levels.

These risks and uncertainties are not exhaustive. Other sections of this Form 10-K describe additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can management assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Forward-looking statements include, but are not limited to, statements about the:

•	business’ financial goals, including the ratio of awarded compensation and benefits expense to operating revenue;

•	business’ ability to deploy surplus cash through dividends, share repurchases and debt repurchases;

•	business’ ability to offset stockholder dilution through share repurchases;

•	business’ possible or assumed future results of operations and operating cash flows;

•	business’ strategies and investment policies;

•	business’ financing plans and the availability of short-term borrowing;

•	business’ competitive position;

•	future acquisitions, including the consideration to be paid and the timing of consummation;

•	potential growth opportunities available to our businesses;

•	recruitment and retention of our managing directors and employees;

•	potential levels of compensation expense and non-compensation expense;

•	business’ potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts;

•	likelihood of success and impact of litigation;

•	expected tax rates, including effective tax rates;

•	changes in interest and tax rates;

•

expectations with respect to the economy, the securities markets, the market for mergers, acquisitions and strategic advisory and restructuring activity, the market for asset management activity and other macroeconomic and industry trends;

•	effects of competition on our business; and

•	impact of future legislation and regulation on our business.

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

There are no unresolved written comments that were received from the SEC staff 180 days or more before December 31, 2014 relating to our periodic or current reports under the Exchange Act.

Item 2.	Properties

The following table lists the properties used for the entire Lazard organization as of December 31, 2014. As a general matter, one or both of our Financial Advisory and Asset Management segments (as well as our Corporate segment) uses the following properties. We sublease 17,470 square feet principally relating to our lease in New York City to affiliates of LMDC Holdings. Additionally, our London and other offices sublease 71,207 and 7,071 square feet, respectively, to third parties. We remain fully liable for the subleased space to the extent that the subtenants fail to perform their obligations under the subleases for any reason.

Location	Square Footage	Offices
New York City	413,375 square feet of leased space	Principal office located at 30 Rockefeller Plaza
Other North America	137,249 square feet of leased space	Boston, Charlotte, Chicago, Houston, Los Angeles, Minneapolis and San Francisco
Paris	151,310 square feet of owned and leased space	Principal office located at 121 Boulevard Haussmann
London	142,371 square feet of leased space	Principal office located at 50 Stratton Street
Other Europe	113,679 square feet of leased space	Amsterdam, Bordeaux, Brussels, Frankfurt, Hamburg, Lyon, Madrid, Milan, Nantes, Stockholm and Zurich
Asia, Australia and Other	84,576 square feet of leased space	Beijing, Dubai, Hong Kong, Melbourne, Mumbai, Perth, Riyadh, So Paulo, Seoul, Singapore, Sydney and Tokyo

Item 3.	Legal Proceedings

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

Our Class A common stock is traded on The New York Stock Exchange under the symbol “LAZ.” The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our Class A common stock, as reported in the consolidated transaction reporting system, and the quarterly dividends declared during 2014 and 2013.

Price Range of Our Common Stock

	Sales Price		Dividends per Share of Common Stock
	High	Low
2014
Fourth quarter	$52.66	$43.96	$0.30
Third quarter	$55.50	$49.20	$0.30
Second quarter	$53.18	$43.27	$0.30
First quarter	$48.70	$40.70	$0.30

2013
Fourth quarter	$46.98	$35.10	$0.50
Third quarter	$39.50	$30.72	$0.25
Second quarter	$35.49	$30.63	$0.25
First quarter	$38.36	$30.57	$0.00

As of February 6, 2015, there were approximately 34 holders of record of our Class A common stock. This does not include the number of shareholders that hold shares in “street-name” through banks or broker-dealers.

On February 6, 2015, the last reported sales price for our Class A common stock on the New York Stock Exchange was $50.81 per share.

On February 4, 2015, the Board of Directors of Lazard Ltd declared a special dividend of $1.00 per share as well as a quarterly dividend of $0.30 per share on its Class A common stock, payable on February 19, 2015, to stockholders of record on February 13, 2015.

Share Repurchases in the Fourth Quarter of 2014

The following table sets forth information regarding Lazard’s purchases of its Class A common stock on a monthly basis during the fourth quarter of 2014. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2014
Share Repurchase Program (1)	–	$–	–	$128.9 million
Employee Transactions (2)	9,390	$48.14	–	–

November 1 – November 30, 2014
Share Repurchase Program (1)	–	$–	–	$128.9 million
Employee Transactions (2)	–	$–	–	–

December 1 – December 31, 2014
Share Repurchase Program (1)	–	$–	–	$128.9 million
Employee Transactions (2)	25,048	$48.20	–	–

Total
Share Repurchase Program (1)	–	$–	–	$128.9 million
Employee Transactions (2)	34,438	$48.18	–	–

(1)	During the years ended December 31, 2014, 2013, and 2012, the Board of Directors of Lazard Ltd authorized the repurchase of Class A common stock and Lazard Group common membership interests as set forth in the table below.

Date	Repurchase Authorization	Expiration
April, 2012	$125,000	December 31, 2013
October, 2012	$200,000	December 31, 2014
October, 2013	$100,000	December 31, 2015
April, 2014	$200,000	December 31, 2015

In addition, on February 4, 2015, the Board of Directors of Lazard Ltd authorized the repurchase of up to $150 million additional shares of Class A common stock, which authorization will expire on December 31, 2016.

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

(2)	Under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs, PRSUs and delivery of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended December 31, 2014, the Company satisfied such obligations in lieu of issuing (i) 20,532 shares of Class A common stock upon the vesting of 52,484 RSUs and (ii) 13,906 shares of Class A common stock upon the vesting of 76,727 shares of restricted Class A common stock.

Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”

Stock Performance

The stock performance graph below compares the performance of an investment in our Class A common stock, from December 31, 2009 through December 31, 2014, with that of the S&P 500 Index and the S&P Financial Index. The graph assumes $100 was invested at the close of business on December 31, 2009 in each of our Class A common stock, the S&P 500 Index and the S&P Financial Index. It also assumes that dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Other Matters

None.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data for the Company for all years presented.

The consolidated statements of financial condition and operations data as of and for each of the years in the five-year period ended December 31, 2014 have been derived from Lazard Ltd’s consolidated financial statements. The audited consolidated statements of financial condition as of December 31, 2014 and 2013 and audited consolidated statements of operations for each of the years in the three year period ended December 31, 2014 are included in this Form 10-K. The audited consolidated statements of financial condition as of December 31, 2012, 2011 and 2010, and the audited consolidated statements of operations for the years ended December 31, 2011 and 2010, are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and related notes included elsewhere in this Form 10-K.

Selected Consolidated Financial Data

	As Of Or For The Year Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands, except for per share amounts)
Consolidated Statements of Operations Data
Net Revenue:
Financial Advisory (a)	$1,206,734	$980,577	$1,049,090	$992,107	$1,119,867
Asset Management (b)	1,134,595	1,039,130	896,260	897,401	849,662
Corporate (c)	(40,882)	(34,355)	(32,902)	(59,996)	(64,161)

Net Revenue	2,300,447	1,985,352	1,912,448	1,829,512	1,905,368

Compensation and Benefits (d)	1,313,606	1,278,534	1,351,129	1,168,945	1,194,168
Other Operating Expenses (e)	467,376	490,011	437,434	425,068	467,550

Total Operating Expenses	1,780,982	1,768,545	1,788,563	1,594,013	1,661,718

Operating Income	$519,465	$216,807	$123,885	$235,499	$243,650

Net Income	$434,063	$165,114	$92,785	$190,559	$194,423

Net Income Attributable to Lazard Ltd	$427,277	$160,212	$84,309	$174,917	$174,979

Net Income Per Share of Class A Common Stock:
Basic	$3.49	$1.33	$0.72	$1.48	$1.68
Diluted	$3.20	$1.21	$0.65	$1.36	$1.36
Dividends Declared Per Share of Class A Common Stock	$1.20	$1.00	$1.16	$0.605	$0.50

Consolidated Statements of Financial Condition Data
Total Assets	$3,332,236	$3,011,137	$2,986,893	$3,081,936	$3,422,532
Total Debt (f)	$1,060,365	$1,064,184	$1,094,713	$1,096,934	$1,249,753
Total Lazard Ltd Stockholders’ Equity	$706,744	$560,209	$569,656	$726,143	$652,398
Total Stockholders’ Equity	$770,057	$629,998	$651,540	$866,856	$796,117

Other Data
Assets Under Management:
As of December 31	$197,103,000	$186,924,000	$167,060,000	$141,039,000	$155,337,000
Average During Year	$196,037,000	$173,702,000	$155,549,000	$152,072,000	$137,381,000
Total Headcount, As of December 31	2,523	2,403	2,513	2,511	2,332
Notes (in thousands of dollars): (a) Financial Advisory net revenue consists of the following:
	For The Year Ended December 31,
	2014	2013	2012	2011	2010
M&A and Other Advisory	$1,010,830	$768,790	$792,928	$700,539	$714,059
Capital Raising	81,143	78,916	73,403	93,825	111,933

Total Strategic Advisory	1,091,973	847,706	866,331	794,364	825,992
Restructuring	114,761	132,871	182,759	197,743	293,875

Financial Advisory Net Revenue	$1,206,734	$980,577	$1,049,090	$992,107	$1,119,867

(b) Asset Management net revenue consists of the following:

	For The Year Ended December 31,
	2014	2013	2012	2011	2010
Management Fees	$1,018,772	$903,956	$806,044	$818,038	$715,885
Incentive Fees	51,866	78,342	43,661	26,245	86,298
Other Income	63,957	56,832	46,555	53,118	47,479

Asset Management Net Revenue	$1,134,595	$1,039,130	$896,260	$897,401	$849,662

(c)	“Corporate” includes interest expense (net of interest income), investment income (losses) from certain investments and net revenue earned by LFB through its commercial banking operations.
(d)	Includes (i) in 2013, charges of $51,399 relating to the acceleration of unrecognized amortization expense pertaining to previously granted deferred incentive compensation, severance and benefit payments and other compensation-related costs, all relating to the cost saving initiatives announced by the Company in October 2012, and $12,203 related to incentive compensation expense related to private equity transactions for which revenue may be recognized in the future (ii) in 2012, charges of $21,754 recorded in the first quarter pertaining to severance costs and benefit payments associated with staff reductions, including the acceleration of unrecognized amortization expense of deferred incentive compensation previously granted to individuals being terminated, and $99,987 recorded in the fourth quarter relating to the acceleration of unrecognized amortization expense pertaining to previously granted deferred incentive compensation, severance and benefit payments and other compensation-related costs relating to the cost saving initiatives announced by the Company in October 2012; and (iii) in 2010, charges of $24,860 relating to the acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards.
(e)	Includes (i) in 2013, non-compensation costs of $13,304 relating to the cost saving initiatives announced by the Company in October 2012 and $54,087 related to the refinancing of the 7.125% senior notes maturing on May 15, 2015; (ii) in 2012, non-compensation costs of $2,905 recorded in the first quarter associated with staff reductions and $2,589 recorded in the fourth quarter relating to the cost saving initiatives announced by the Company in October 2012; and (iii) in 2010, restructuring expense of $87,108 related to the restructuring plan announced in the first quarter of 2010.
(f)	Represents the aggregate amount reflected in the Company’s consolidated statements of financial condition relating to senior debt, capital lease obligations and subordinated debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Summary

Lazard is one of the world’s preeminent financial advisory and asset management firms. We have long specialized in crafting solutions to the complex financial and strategic challenges of a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals. Founded in 1848 in New Orleans, we currently operate from 43 cities in key business and financial centers across 27 countries throughout North America, Europe, Asia, Australia, the Middle East, and Central and South America.

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

Our consolidated net revenue was derived from the following segments:

	Year Ended December 31,
	2014	2013	2012
Financial Advisory	53%	49%	55%
Asset Management	49	52	47
Corporate	(2)	(1)	(2)

Total	100%	100%	100%

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

In the third quarter of 2014, we entered into arrangements with LFCM Holdings LLC, which is now known as LMDC Holdings LLC (“LMDC Holdings”) and continues to be owned in large part by former and current managing directors of Lazard (including our executive officers), and certain of its subsidiaries. Pursuant to the arrangements, among other things, (i) we acquired certain assets from LMDC Holdings relating to its convertible securities business, (ii) the business alliance provided for in the Business Alliance Agreement, dated as of May 10, 2005, between the Company and LMDC Holdings, terminated, and (iii) LMDC Holdings relinquished certain license rights previously granted under the License Agreement, dated as of May 10, 2005, between the Company and LMDC Holdings. In addition, LMDC Holdings surrendered certain leasehold interests, including leasehold improvements, to the Company, and was relieved of obligations to pay related sublease rent. See Note 12 of Notes to Consolidated Financial Statements. We do not believe that any of these arrangements will have a material effect on our consolidated financial position or results of operations.

The acquired assets facilitate the execution of exchange offers and other transactions related to financial advice provided by our Capital Advisory and Convertible Securities practice groups. In addition, we have taken steps that will enable us to act as an underwriter in public offerings and other distributions of securities from time to time in order to buttress our Financial Advisory business.

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

Despite some market volatility in the fourth quarter of 2014, equity market indices for developed markets at December 31, 2014 increased as compared to such indices at December 31, 2013, with U.S. markets generally outpacing European markets. Emerging markets indices at December 31, 2014 generally decreased as compared to December 31, 2013. In the global M&A markets during 2014, the number and value of all completed M&A transactions increased as compared to the same period in the prior year, as did the subset of such transactions involving values greater than $500 million. During the same time, the number and value of all announced M&A transactions, including the subset of such transactions involving values greater than $500 million, also increased, reflecting an active global M&A environment. During 2014, global restructuring activity remained low, consistent with the last several years.

Entering 2015, corporate cash balances remain high and the outlook for interest rates remains low. The U.S. macroeconomic environment has improved, but Europe and many of the developing markets remain unsettled. Volatility has returned to the capital markets, but the underpinnings of the U.S.-led global economic recovery appear to remain in place. Although market volatility may continue, the longer-term trends appear to remain favorable for both of our businesses.

We intend to leverage our existing infrastructure to capitalize on any global macroeconomic recovery, positive momentum in the M&A cycle, and strength in the global equity markets. We expect to generate revenue growth by remaining adequately staffed to capitalize on any macroeconomic recovery and deploying our intellectual capital to generate new revenue streams.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•	Financial Advisory – The fundamentals for continued growth of a strategic M&A cycle appear to remain in place. Demand continues for expert, independent strategic advice that can be levered across geographies and our range of advisory capabilities. The global scale and breadth of our Financial Advisory business allows us to advise on large, complex cross-border transactions across a variety of industries. In addition, we believe our businesses throughout the emerging markets, Japan and Australia position us for growth in these markets, while enhancing our relationships with, and the services that we can provide to, clients in developed economies.

•	Asset Management – Generally, we have seen increased investor demand across regions and investment platforms. In the short to intermediate term, we expect most of our growth will come from defined benefit and defined contribution plans in the developed economies because of their sheer scope and size. Over the longer term, we expect an increasing share of our AUM to come from the developing economies in Asia, Latin America and the Middle East, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Our global footprint is already well established in the developed economies and we expect our business in the developing economies will continue to expand. Given our globally diversified platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from growth that may occur in the asset management industry. We recently extended the global footprint of our Asset Management business by opening new offices in Zurich, Singapore, Dubai and Dublin. We are continually developing and seeding new investment strategies that extend our existing platforms. Recent examples of growth initiatives include the following investment strategies: Emerging Markets Debt, Emerging Markets Small Cap Equity, Real Estate, Managed Volatility Strategies, Middle East North African Equities, Asian Equities, U.S. Long/Short Equity and International Concentrated Equity.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions, including completed transactions with values greater than $500 million, increased in 2014 as compared to the 2013 period. With respect to announced M&A transactions, the value and number of all transactions, including announced transactions with values greater than $500 million, increased in 2014 as compared to the 2013 period.

	Year Ended December 31,
	2014	2013	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$2,915	$2,723	7%
Number	38,428	38,090	1%
Deals Greater than $500 million:
Value	2,112	1,899	11%
Number	1,042	996	5%
Announced M&A Transactions:
All deals:
Value	$3,611	$2,849	27%
Number	40,656	38,120	7%
Deals Greater than $500 million:
Value	2,700	2,002	35%
Number	1,169	1,053	11%

Source:	Dealogic as of January 13, 2015.

Global restructuring activity during 2014, as measured by the number of corporate defaults, decreased as compared to 2013, and the aggregate value of debt defaults remained low, consistent with the last several years. The number of defaulting issuers decreased slightly to 54 in 2014, according to Moody’s Investors Service, Inc., as compared to 62 in 2013. In the U.S., the number of corporate defaults decreased 3% in 2014 as compared to 2013, while the value of such defaults increased substantially due to one large default in the 2014 period.

Asset Management

The percentage change in major equity market indices at December 31, 2014, as compared to such indices at December 31, 2013, and at December 31, 2013, as compared to such indices at December 31, 2012, is shown in the table below.

	Percentage Changes December 31,
	2014 vs. 2013	2013 vs. 2012
MSCI World Index	3%	24%
Euro Stoxx	1%	18%
MSCI Emerging Market	(5)%	(5)%
S&P 500	11%	30%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM and the nature of the AUM product mix. Accordingly, market movements, foreign currency volatility and changes in our AUM product mix will impact the level of revenues we receive from our Asset

Management business when comparing periodic results. A substantial portion of our AUM is invested in equities. Movements in AUM during the period generally reflect the changes in equity market indices. Our AUM at December 31, 2014 increased 5% versus AUM at December 31, 2013, primarily due to market appreciation and net inflows, partially offset by adverse foreign exchange movements. Average AUM for 2014 increased 13% as compared to average AUM in 2013.

Cost Saving Initiatives

In October 2012, we announced certain cost saving initiatives in order to reduce our compensation and non-compensation cost base. Expenses associated with implementation of the cost saving initiatives were completed in the second quarter of 2013 and were reflected in our financial results. These implementation expenses were approximately $64 million in 2013 and $103 million in 2012.

The cost saving initiatives were intended to improve our profitability with minimal impact on revenue growth, while allowing us to continue to invest in our business. The initiatives included: streamlining our corporate structure and consolidating support functions; realigning our investments into areas with potential for the greatest long-term return; the settlement of certain contractual obligations; reducing occupancy costs; and creating greater flexibility to retain and attract the best people and invest in new growth areas. The full impact of the savings resulting from the cost saving initiatives was reflected in our 2014 results.

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

Although Corporate segment net revenue during 2014 represented (2)% of Lazard’s net revenue, total assets in the Corporate segment represented 59% of Lazard’s consolidated total assets as of December 31, 2014, which are attributable to investments in government bonds and money market funds, debt and equity securities, interests in alternative investment, debt, equity and private equity funds, cash and assets associated with LFB.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards, including (a) share-based incentive compensation under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”) and (b) LFI and other similar deferred compensation arrangements (see Note 14 of Notes to Consolidated Financial Statements), (iii) a provision for discretionary or guaranteed cash bonuses and profit pools and (iv) when applicable, severance payments. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our actual and forecasted operating and financial performance, staffing levels, competitive pay conditions and the nature of revenues earned, as well as the mix between current and deferred compensation.

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

•

We deduct amortization expense recorded for accounting principles generally accepted in the United States of America (“U.S. GAAP”) purposes in each fiscal year associated with the vesting of deferred incentive compensation awards,

•

We add (i) the deferred incentive compensation awards granted applicable to the relevant year-end compensation process (e.g. deferred incentive compensation awards granted in 2015, 2014 and 2013 related to the 2014, 2013 and 2012 year-end compensation processes, respectively) and (ii) investments in people (e.g. “sign-on” bonuses) and other special deferred incentive compensation awards granted throughout the applicable year, with such amounts in (i) and (ii) reduced by an estimate of future forfeitures of such awards, and

•	We adjust for year-end foreign exchange fluctuations.

We also use “adjusted compensation and benefits expense” and the ratio of “adjusted compensation and benefits expense” to “operating revenue,” both non-U.S. GAAP measures, for comparison of compensation and benefits expense between periods. For the calculations with respect to “adjusted compensation and benefits expense” and “awarded compensation and benefits expense” and related ratios to “operating revenue,” see the table under “Consolidated Results of Operations” below.

Compensation and benefits expense is the largest component of our operating expenses. Our goal is for annual awarded compensation and benefits expense to rise at a slower rate than operating revenue growth, and if operating revenue declines, awarded compensation and benefits expense should also decline. In addition, we seek to maintain discipline with respect to the rate at which we award deferred compensation. Based on a similar level and mix of revenues from our business as in 2012 and a gradual improvement in the macroeconomic environment, we believe that over the cycle we can attain a ratio of awarded compensation and benefits expense to operating revenue in the mid-to-high-50s percentage range, which compares to 55.8% for the year ended December 31, 2014. While we have implemented initiatives, including the cost saving initiatives announced in October 2012 (see “Cost Saving Initiatives” above and Note 16 of Notes to Consolidated Financial Statements), that we believe will assist us in attaining a ratio within this range, there can be no guarantee that such a ratio will be attained or that our policies or initiatives will not change in the future. We may benefit from pressure on compensation costs within the financial services industry in future periods; however, increased competition for senior professionals, changes in the macroeconomic environment or the financial markets generally, lower operating revenue resulting from, for example, a decrease in M&A activity, our share of the M&A market or our AUM levels, changes in the mix of revenues from our businesses or various other factors could prevent us from attaining this goal.

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

Provision for Income Taxes

Lazard Ltd, through its subsidiaries, is subject to U.S. federal income taxes on all of its U.S. operating income, as well as on the portion of non-U.S. income attributable to its U.S. subsidiaries. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes in foreign jurisdictions. Lazard Group is also subject to Unincorporated Business Tax (“UBT”) attributable to its operations apportioned to New York City (see Note 17 of Notes to Consolidated Financial Statements for additional information).

Noncontrolling Interests

Noncontrolling interests primarily consist of amounts related to Edgewater’s management vehicles that the Company is deemed to control but not own and, through May 2014, the amount attributable to LAZ-MD Holdings LLC’s (“LAZ-MD Holdings”) ownership interest in the net income of Lazard Group. See Note 13 of Notes to Consolidated Financial Statements for information regarding the Company’s noncontrolling interests. In May 2014, the remaining Lazard Group common membership interests held by LAZ-MD Holdings were exchanged for shares of the Company’s Class A common stock. Following the exchange, Lazard Group became a wholly-owned indirect subsidiary of Lazard Ltd, and the sole issued and outstanding share of the Company’s Class B common stock was automatically converted into one share of the Company’s Class A common stock pursuant to the provisions of the Company’s bye-laws, resulting in only one outstanding class of common stock. See Note 1 of Notes to Consolidated Financial Statements.

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

The consolidated financial statements are prepared in conformity with U.S. GAAP. Selected financial data from the Company’s reported consolidated results of operations is set forth below, followed by a more detailed discussion of both the consolidated and business segment results.

	Year Ended December 31,
	2014	2013	2012
	($ in thousands)

Net Revenue	$2,300,447	$1,985,352	$1,912,448

Operating Expenses:
Compensation and benefits	1,313,606	1,278,534	1,351,129
Non-compensation	442,682	478,648	429,075
Amortization of intangible assets related to acquisitions	6,387	10,114	8,359
Provision pursuant to tax receivable agreement	18,307	1,249	—

Total operating expenses	1,780,982	1,768,545	1,788,563

Operating Income	519,465	216,807	123,885
Provision for income taxes	85,402	51,693	31,100

Net Income	434,063	165,114	92,785
Less – Net Income Attributable to Noncontrolling Interests	6,786	4,902	8,476

Net Income Attributable to Lazard Ltd	$427,277	$160,212	$84,309

Operating Income, as a % of net revenue	22.6%	10.9%	6.5%

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

	Year Ended December 31,
	2014	2013	2012
	($ in thousands)
Operating Revenue:
Net revenue	$2,300,447	$1,985,352	$1,912,448
Adjustments:
Interest expense (a)	62,051	78,148	80,029
Revenue related to noncontrolling interests (b)	(14,956)	(15,115)	(14,104)
Gains on investments pertaining to LFI (c)	(7,326)	(14,099)	(7,557)

Operating revenue	$2,340,216	$2,034,286	$1,970,816

(a)	Interest expense (excluding interest expense incurred by LFB) is added back in determining operating revenue because such expense relates to corporate financing activities and is not considered to be a cost directly related to the revenue of our business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount.
(c)	Represents changes in the fair value of investments held in connection with LFI and other similar deferred compensation arrangements for which a corresponding equal amount is excluded from compensation and benefits expense.

	Year Ended December 31,
	2014	2013	2012
	($ in thousands)
Compensation and Benefits Expense:
Total compensation and benefits expense	$1,313,606	$1,278,534	$1,351,129
Adjustments:
Charges pertaining to staff reductions (a)	–	–	(21,754)
Cost saving initiatives (a)	–	(51,399)	(99,987)
Noncontrolling interests (b)	(4,567)	(4,232)	(4,040)
Private equity incentive compensation (c)	–	(12,203)	–
Charges pertaining to LFI (d)	(7,326)	(14,099)	(7,557)

Adjusted compensation and benefits expense	1,301,713	1,196,601	1,217,791
Deduct – amortization of deferred incentive compensation awards	(299,230)	(297,607)	(334,796)

Total adjusted cash compensation and benefits expense (e)	1,002,483	898,994	882,995
Add:
Year-end deferred incentive compensation awards (f)	325,210	291,007	272,391
Sign-on and other special incentive awards (g)	14,248	22,107	42,088
Deduct – adjustment for estimated forfeitures (h)	(25,459)	(27,270)	(27,360)
Other adjustments (i)	(11,172)	1,908	1,354

Awarded compensation and benefits expense	$1,305,310	$1,186,746	$1,171,468

Adjusted compensation and benefits expense, as a % of operating revenue	55.6%	58.8%	61.8%

Awarded compensation and benefits expense, as a % of operating revenue	55.8%	58.3%	59.4%

(a)	Represents expenses related to the first quarter 2012 staff reductions and the cost saving initiatives for (i) severance costs and benefit payments; (ii) the acceleration of unrecognized amortization expense of deferred incentive compensation previously granted to individuals whose employment with Lazard has been terminated; and (iii) the settlement of certain contractual obligations.
(b)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(c)	Incentive compensation expense pertaining to private equity transactions for which revenue may be recognized in the future is excluded in order to more closely align the timing of the recognition of such expense to the timing of the recognition of the related revenue.
(d)	Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.
(e)	Includes base salaries and benefits of $569,596, $530,454 and $515,822 for 2014, 2013 and 2012, respectively, and cash incentive compensation of $432,887, $368,540 and $367,173 for the respective years.
(f)	Deferred incentive compensation awards applicable to the relevant year-end compensation process (e.g. deferred incentive compensation awards granted in 2015, 2014 and 2013 related to the 2014, 2013 and 2012 year-end compensation processes, respectively).
(g)	Represents deferred incentive compensation awards that are granted outside the year-end compensation process, and includes investments in people (e.g. “sign-on” bonuses).
(h)	An estimate, based on historical experience and future expectations, for future forfeitures of the deferred portion of such awards in order to present awarded compensation and benefits expense on a similar basis to that under U.S. GAAP, which also considers estimated forfeitures.
(i)	Represents an adjustment to the year-end foreign exchange “spot” rate from the full year average rate for year-end incentive compensation awards.

	Year Ended December 31,
	2014	2013	2012
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$442,682	$478,648	$429,075
Adjustments:
Noncontrolling interests (a)	(1,913)	(1,993)	(2,558)
Charges pertaining to staff reductions (b)	–	–	(2,905)
Cost saving initiatives (b)	–	(13,304)	(2,589)
Charges pertaining to senior debt refinancing (c)	–	(54,087)	–

Adjusted non-compensation expense	$440,769	$409,264	$421,023

Adjusted non-compensation expense, as a % of operating revenue	18.8%	20.1%	21.4%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.
(b)	Represents expenses related to the cost saving initiatives and the first quarter 2012 staff reductions for occupancy cost reduction and other non-compensation related costs.
(c)	Charges pertaining to the refinancing of the 2015 Notes and the issuance of the 2020 Notes are excluded because of the non-operating nature of such transactions. See “—Liquidity and Capital Resources—Financing Activities.”

	Year Ended December 31,
	2014	2013	2012
	($ in thousands)
Earnings From Operations:
Operating revenue	$2,340,216	$2,034,286	$1,970,816
Deduct:
Adjusted compensation and benefits expense	(1,301,713)	(1,196,601)	(1,217,791)
Adjusted non-compensation expense	(440,769)	(409,264)	(421,023)

Earnings from operations	$597,734	$428,421	$332,002

Earnings from operations, as a % of operating revenue	25.5%	21.1%	16.8%

Headcount information is set forth below:

	As Of December 31,
	2014	2013(a)	2012
Headcount:
Managing Directors:
Financial Advisory	139	132	151
Asset Management	81	72	75
Corporate	16	15	14

Total Managing Directors	236	219	240
Other Employees:
Business segment professionals	1,139	1,077	1,108
All other professionals and support staff	1,148	1,107	1,165

Total	2,523	2,403	2,513

(a)	The headcount reductions relating to the cost saving initiatives were substantially complete as of December 31, 2013. Such reductions have been partially offset by additional investments and managing director promotions.

Operating Results

Year Ended December 31, 2014 versus December 31, 2013

The Company reported net income attributable to Lazard Ltd of $427 million, as compared to net income of $160 million in 2013. The changes in the Company’s operating results during these years are described below.

Net revenue increased $315 million, or 16%, with operating revenue increasing $306 million, or 15%, as compared to 2013. Fee revenue from investment banking and other advisory activities increased $229 million, or 24%, primarily due to increases in M&A and Other Advisory fees. The increase in M&A and Other Advisory fee revenue was primarily due to an increase in the number of, and average transaction fee with respect to, completed transactions involving fees greater than $1 million as compared to 2013. Asset management fees, including incentive fees, increased $86 million, or 9%, principally reflecting a $22 billion, or 13%, increase in average AUM as compared to 2013. In the aggregate, interest income, other revenue and interest expense was substantially flat as compared to 2013.

Compensation and benefits expense increased $35 million, or 3%, as compared to 2013 (which included a $51 million charge related to the cost saving initiatives and a $12 million charge related to private equity incentive compensation), primarily driven by an increase in discretionary compensation associated with higher operating revenue.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between years, as described above) was $1.302 billion, an increase of $105 million, or 9%, as compared to $1.197 billion in 2013, primarily driven by an increase in discretionary compensation associated with higher operating revenue. The ratio of adjusted compensation and benefits expense to operating revenue was 55.6% for 2014, as compared to 58.8% for 2013. Awarded compensation and benefits expense in 2014 was $1.305 billion, an increase of $119 million, or 10%, when compared to $1.187 billion in 2013. The ratio of awarded compensation and benefits expense to operating revenue was 55.8% for 2014, as compared to 58.3% for 2013. The year-end deferred incentive compensation awarded for 2014 was $325 million, representing a $34 million, or 12%, increase compared to 2013. As described above, when analyzing compensation and benefits expense on a full-year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years.

Non-compensation expense decreased $36 million, or 8%, as compared to 2013 (which included a charge of $13 million related to the cost saving initiatives and $54 million related to the financing of the 2015 Notes and the issuance of the 2020 Notes). When excluding such charges, as well as non-compensation costs relating to noncontrolling interests, adjusted non-compensation expense increased $32 million, or 8%, as compared to 2013, primarily reflecting increased business activity, investment in our businesses and the net impact of various one-time items recorded in 2014 and in 2013. The ratio of adjusted non-compensation expense to operating revenue was 18.8%, as compared to 20.1% in 2013.

Amortization of intangible assets decreased $4 million as compared to 2013.

Based on the expected utilization of certain deferred tax assets that are subject to the tax receivable agreement, the provision pursuant to the tax receivable agreement in 2014 was $18 million, an increase of $17 million from 2013 (see Note 17 of Notes to Consolidated Financial Statements for additional information).

Operating income increased $303 million as compared to 2013 (which included charges relating to the cost saving initiatives, private equity incentive compensation and the refinancing of the 2015 Notes of $64 million, $12 million and $54 million, respectively). Operating income, as a percentage of net revenue, was 22.6%, as compared to 10.9% in 2013.

Earnings from operations increased $169 million, or 40%, as compared to 2013, and, as a percentage of operating revenue, was 25.5%, as compared to 21.1% in 2013.

The provision for income taxes reflects an effective tax rate of 16.4%, as compared to 23.8% for 2013. The decrease in the effective tax rate primarily reflects the change in the geographic mix of earnings and the increased utilization of net operating loss carryforwards and other attributes (see Note 17 of Notes to Consolidated Financial Statements for additional information).

Net income attributable to noncontrolling interests increased $2 million as compared to 2013.

Year Ended December 31, 2013 versus December 31, 2012

The Company reported net income attributable to Lazard Ltd in 2013 of $160 million, as compared to net income of $84 million in 2012. The changes in the Company’s operating results during these years are described below.

Net revenue in 2013 increased $73 million, or 4%, with operating revenue increasing $63 million, or 3%, as compared to 2012. Fee revenue from investment banking and other advisory activities decreased $67 million, or 6%, primarily due to decreases in Restructuring revenue and M&A and Other Advisory fees. The decline in Restructuring revenue was attributable to the closing of several large assignments during 2012, and was consistent with the industry-wide low level of corporate restructuring activity. The decrease in M&A and Other Advisory fee revenue was primarily due to a lower number of completed transactions involving fees greater than $1 million in 2013 as compared to 2012, which included significant fees related to Sovereign Advisory and reflected a higher level of activity in our Lazard Middle Market business. Asset management fees, including incentive fees, increased $136 million, or 16%, principally reflecting a $18 billion, or 12%, increase in average AUM as compared to 2012. In the aggregate, interest income, other revenue and interest expense reflected an increase in net revenue of $4 million as compared to 2012. Such increase was primarily due to higher transaction based commission revenue as a result of increased market activity in 2013, and a decrease in interest expense as a result of the refinancing of the 2015 Notes.

Compensation and benefits expense in 2013 decreased $73 million, or 5%, compared to 2012, and included a $51 million charge related to the cost saving initiatives and a $12 million charge related to private equity incentive compensation, as compared to an aggregate $122 million charge related to the cost saving initiatives and staff reductions in 2012.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between years, as described above) was $1.197 billion in 2013, a decrease of $21 million, or 2%, when compared to $1.218 billion in 2012, primarily driven by lower headcount related to the cost saving initiatives and, as described below, reduced amortization expense related to 2008 deferred incentive compensation awards (the “2008 grant”). The ratio of adjusted compensation and benefits expense to operating revenue was reduced to 58.8% for 2013, as compared to 61.8% for 2012, despite a 3% increase in operating revenue in 2013. Awarded compensation and benefits expense in 2013 was $1.187 billion, an increase of $16 million, or 1%, when compared to $1.171 billion in 2012. The ratio of awarded compensation and benefits expense to operating revenue was reduced to 58.3% for 2013, as compared to 59.4% for 2012. The year-end deferred incentive compensation awarded for 2013 was $291 million, representing a $19 million, or 7%, increase compared to 2012. As described above, when analyzing compensation and benefits expense on a full year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years.

The amortization of deferred incentive compensation awards related to 2010, 2011 and 2012 was $298 million for 2013, a decrease of $37 million as compared to $335 million for 2012. The lower level of amortization expense was primarily attributable to the 2008 grant. The 2008 grant had a comparatively longer, four-year vesting period and, together with compensation awards related to 2009, 2010 and 2011 deferred incentive compensation, affected amortization expense for the full year of 2012. The 2008 grant was fully vested on March 1, 2013.

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

The provision for income taxes reflects an effective tax rate of 23.8%, as compared to 25.1% for 2012. The decrease in the effective tax rate primarily reflects the change in the geographic mix of earnings (see Note 17 of Notes to Consolidated Financial Statements for additional information).

Net income attributable to noncontrolling interests decreased $4 million in 2013.

Business Segments

The following is a discussion of net revenue and operating income for the Company’s segments: Financial Advisory, Asset Management and Corporate. Each segment’s operating expenses include (i) compensation and benefits expenses that are incurred directly in support of the segment and (ii) other operating expenses, which include directly incurred expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourcing, and indirect support costs (including compensation and benefits expense and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, human resources, legal, information technology, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistical drivers such as revenue, headcount, square footage and other factors.

Financial Advisory

The following tables summarize the reported operating results attributable to the Financial Advisory segment:

	Year Ended December 31,
	2014	2013	2012
	($ in thousands)
M&A and Other Advisory	$1,010,830	$768,790	$792,928
Capital Raising	81,143	78,916	73,403

Total Strategic Advisory	1,091,973	847,706	866,331
Restructuring	114,761	132,871	182,759

Net Revenue	1,206,734	980,577	1,049,090
Operating Expenses (a)	977,681	959,668	1,057,620

Operating Income (Loss)	$229,053	$20,909	$(8,530)

Operating Income (Loss), as a % of net revenue	19.0%	2.1%	(0.8)%

(a)	In 2013 and 2012, includes, $47,779 and $77,532, respectively, associated with the implementation of the cost saving initiatives.

Net revenue trends in Financial Advisory for M&A and Other Advisory and Restructuring are generally correlated to the level of completed industry-wide M&A transactions and restructuring transactions occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in non-public or sovereign advisory assignments. For example, our M&A and Other Advisory revenue, which includes Sovereign and Capital Structure Advisory revenue, increased 31% in 2014 as compared to 2013. In contrast, the industry statistics for global M&A transactions described above reflect a 7% increase in the value, and a 1% increase in the number, of all completed transactions in 2014 as compared to 2013. For M&A deals with values greater than $500 million, the value of completed transactions in 2014 increased 11%, while the number of such deals increased 5%, as compared to 2013.

Certain Lazard fee and transaction statistics are set forth below:

	Year Ended December 31,
	2014	2013	2012
Lazard Statistics:
Number of clients with fees greater than $1 million:
Total Financial Advisory	281	235	255
M&A and Other Advisory	228	180	190
Percentage of total Financial Advisory net revenue from top 10 clients (a)	15%	19%	18%
Number of M&A transactions completed with values greater than $500 million (b)	88	74	62

(a)	No individual client constituted more than 10% of our Financial Advisory segment net revenue in the years ended December 31, 2014, 2013 or 2012.
(b)	Source: Dealogic as of January 13, 2015.

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

	Year Ended December 31,
	2014	2013	2012
United States	54%	61%	58%
Europe	39	34	34
Rest of World	7	5	8

Total	100%	100%	100%

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

Financial Advisory Results of Operations

Year Ended December 31, 2014 versus December 31, 2013

Total Strategic Advisory net revenue, representing fees from our M&A and Other Advisory and Capital Raising businesses, increased $244 million, or 29%, and Restructuring revenue decreased $18 million, or 14%, as compared to 2013.

M&A and Other Advisory revenue increased $242 million, or 31%, while Capital Raising revenue increased by $2 million, or 3%, as compared to 2013. The increase in M&A and Other Advisory revenue was primarily due to an increase in the number of, and average transaction fee with respect to, completed transactions involving fees greater than $1 million as compared to 2013. Our major clients, which in the aggregate represented a significant portion of our M&A and Other Advisory revenue in the 2014 period, included Alliance Bank, Burger King, Cadence Pharmaceuticals, Google, Leap Wireless International, L’Oreal, Rockwood, Shire, TIAA-CREF and Vivendi.

The decrease in Restructuring revenue in the 2014 period was generally in line with the continued industry-wide low level of corporate restructuring activity. Our major clients, which in the aggregate represented a significant portion of our Restructuring revenue for the 2014 period, included Associated Wholesalers, Cengage Learning, Official Committee of Retirees of the City of Detroit, USEC and Vivarte.

Operating expenses increased $18 million, or 2%, as compared to 2013 (which included a $47 million charge related to the cost saving initiatives). Excluding such charge, operating expenses increased $65 million, or 7%, primarily due to an increase in (i) compensation and benefits expense related to an increase in discretionary compensation associated with increased operating revenue and (ii) an increase in non-compensation expense reflecting increased business activity.

Financial Advisory operating income was $229 million, an increase of $208 million as compared to operating income of $21 million in 2013 (which included the impact of the $47 million charge related to the cost saving initiatives) and, as a percentage of net revenue, was 19.0%, as compared to 2.1% in 2013, or 7% of net revenue in 2013 excluding such charges.

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

The decrease in Restructuring revenue reflected the closing of several large assignments in 2012. Our major clients, which in the aggregate represented 25% of our Restructuring revenue in 2013, included Allied Pilots Association, Eastman Kodak and Exide Technologies.

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

Financial Advisory operating income in 2013 was $21 million (including the impact of the $47 million charge related to the cost saving initiatives), an increase of $29 million as compared to operating loss of $9 million in 2012 (including the impact of the $78 million charge related to the cost saving initiatives) and, as a percentage of net revenue, was 2.1% as compared to (0.8)% in 2012. Excluding the impact of such charges in 2013 and 2012, operating income in 2013 was $68 million, or 7% of net revenue, and was substantially unchanged as compared to operating income in 2012.

Asset Management

The following table shows the composition of AUM for the Asset Management segment (see Item 1. “Business—Principal Business Lines—Asset Management—Investment Strategies”):

	As of December 31,
	2014	2013	2012
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$48,459	$47,450	$44,623
Global	33,982	35,521	36,247
Local	31,684	31,232	30,890
Multi-Regional	46,787	39,859	26,411

Total Equity	160,912	154,062	138,171

Fixed Income:
Emerging Markets	14,227	9,048	5,154
Global	3,771	3,164	3,035
Local	3,676	3,507	3,549
Multi-Regional	9,436	11,155	10,980

Total Fixed Income	31,110	26,874	22,718

Alternative Investments	3,799	4,690	4,600
Private Equity	1,091	1,151	1,398
Cash Management	191	147	173

Total AUM	$197,103	$186,924	$167,060

Total AUM at December 31, 2014 was $197 billion, an increase of $10 billion, or 5%, as compared to total AUM of $187 billion at December 31, 2013, primarily due to market appreciation and net inflows, partially offset by adverse foreign exchange movements. Average AUM for the year ended December 31, 2014 was 13% higher than that for 2013.

As of December 31, 2014, approximately 90% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 10% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, and was substantially unchanged from the corresponding percentages at December 31, 2013.

As of December 31, 2014, AUM with foreign currency exposure represented approximately 73% of our total AUM, as compared to 76% at December 31, 2013. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$154,062	$31,067	$(25,419)	$5,648	$10,465	$(9,263)	$160,912
Fixed Income	26,874	10,535	(4,184)	6,351	824	(2,939)	31,110
Other	5,988	1,126	(1,850)	(724)	57	(240)	5,081

Total	$186,924	$42,728	$(31,453)	$11,275	$11,346	$(12,442)	$197,103

Inflows in the Equity and Fixed Income asset classes were primarily attributable to the Emerging Markets and Multi-Regional platforms. Outflows in the Equity asset class were primarily attributable to the Emerging Markets and Global equity platforms, and outflows in the Fixed Income asset class were primarily attributable to the Multi-Regional and Emerging Markets platforms.

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

As of February 20, 2015, AUM was $199.9 billion, a $2.8 billion increase since December 31, 2014. The increase in AUM was due to market appreciation of $7.4 billion, partially offset by net outflows of $0.8 billion and foreign exchange depreciation of $3.8 billion.

Average AUM for the years ended December 31, 2014, 2013 and 2012 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Years Ended December 31,
	2014	2013	2012
	($ in millions)
Average AUM by Asset Class:
Equity	$160,455	$143,923	$128,357
Fixed Income	29,843	23,850	20,697
Alternative Investments	4,408	4,569	4,960
Private Equity	1,130	1,232	1,420
Cash Management	201	128	115

Total Average AUM	$196,037	$173,702	$155,549

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Year Ended December 31,
	2014	2013	2012
	($ in thousands)
Revenue:
Management Fees	$1,018,772	$903,956	$806,044
Incentive Fees	51,866	78,342	43,661
Other Income	63,957	56,832	46,555

Net Revenue	1,134,595	1,039,130	896,260
Operating Expenses (a)	749,345	704,045	659,502

Operating Income	$385,250	$335,085	$236,758

Operating Income, as a % of net revenue	34.0%	32.2%	26.4%

(a)	In 2013 and 2012, includes $235 and $12,789, respectively, associated with the implementation of the cost saving initiatives, and in 2013, $12,203 relating to private equity compensation.

Our top ten clients accounted for 24%, 24% and 23% of our total AUM at December 31, 2014, 2013 and 2012, respectively, and no individual client constituted more than 10% of our Asset Management segment net revenue during any of the respective years.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Year Ended December 31,
	2014	2013	2012
United States	62%	62%	63%
Europe	29	28	26
Rest of World	9	10	11

Total	100%	100%	100%

Asset Management Results of Operations

Year Ended December 31, 2014 versus December 31, 2013

Asset Management net revenue increased $95 million, or 9%, as compared to 2013. Management fees increased $115 million, or 13%, as compared to 2013, reflecting a $22 billion, or 13%, increase in average AUM. Incentive fees decreased $26 million, or 34%, as compared to 2013, primarily due to fees related to alternative investment products. Other revenue increased $7 million, or 13%, as compared to 2013, primarily due to higher transaction-based commission revenue as a result of increased market activity and custody fees and transaction fees related to our private equity business.

Operating expenses increased $45 million, or 6%, as compared to 2013, primarily due to increases in (i) compensation and benefits expense related to an increase in discretionary compensation associated with higher operating revenue and (ii) non-compensation expense related to increased business activity and AUM.

Asset Management operating income was $385 million, an increase of $50 million, or 15%, as compared to operating income of $335 million in 2013 (which included the impact of the $0.2 million charge related to the cost saving initiatives and the $12 million charge pertaining to private equity compensation) and, as a percentage of net revenue, was 34.0%, as compared to 32.2% in 2013.

Year Ended December 31, 2013 versus December 31, 2012

Asset Management net revenue increased $143 million, or 16%, as compared to 2012. Management fees increased $98 million, or 12%, as compared to 2012, reflecting an $18 billion, or 12%, increase in average AUM. Incentive fees increased $35 million, or 79%, as compared to 2012, primarily due to fees related to traditional investment products and, to a lesser extent, alternative investment products. Other revenue increased $10 million, or 22%, as compared to 2012, primarily due to higher transaction-based commission revenue as a result of increased market activity.

Operating expenses increased $45 million, or 7%, as compared to 2012, primarily due to an increase in compensation and benefits expense related to the increase in operating revenue, an increase in mutual fund servicing fees related to the growth in AUM and increased amortization of intangible assets related to Edgewater.

Asset Management operating income in the 2013 period was $335 million, an increase of $98 million (including the impact of the $0.2 million charge relating to the cost saving initiatives and the $12 million charge pertaining to private equity incentive compensation), or 42%, compared to operating income of $237 million in 2012 (including the impact of the $13 million charge related to the cost saving initiatives) and, as a percentage of net revenue, was 32.2%, compared to 26.4% in 2012. Excluding the impact of such charges, operating income in 2013 was $347 million, an increase of $97 million, or 39%, as compared to operating income of $250 million in 2012.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Year Ended December 31,
	2014	2013	2012
	($ in thousands)
Interest Income	$3,954	$3,178	$3,714
Interest Expense	(62,565)	(79,373)	(81,515)

Net Interest (Expense)	(58,611)	(76,195)	(77,801)
Other Revenue	17,729	41,840	44,899

Net Revenue (Expense)	(40,882)	(34,355)	(32,902)
Operating Expenses (a)	53,956	104,832	71,441

Operating Loss	$(94,838)	$(139,187)	$(104,343)

(a)	Includes (i) in 2013 and 2012, $16,689 and $12,255, respectively, associated with the implementation of the cost saving initiatives, (ii) in 2013, $54,087 relating to the refinancing of the 2015 Notes and the issuance of the 2020 Notes and (iii) in 2012, $24,659 relating to the staff reductions.

Corporate Results of Operations

Year Ended December 31, 2014 versus December 31, 2013

Net interest expense decreased $18 million, or 23%, as compared to 2013, primarily due to the refinancing of the 2015 Notes.

Other revenue decreased $24 million, or 58%, as compared to 2013, primarily due to lower investment gains recorded in connection with LFI and other investments.

Operating expenses decreased $51 million, or 49%, as compared to 2013 (which included charges of $17 million associated with the cost saving initiatives and $54 million related to the refinancing of the 2015 Notes). Excluding the impact of such charges, operating expenses increased $20 million compared to 2013. The increase was primarily related to an $18 million provision pursuant to the tax receivable agreement and the net impact of various one-time items recorded in 2014 and 2013.

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

The Company makes cash payments for, or in respect of, a significant portion of its incentive compensation during the first three months of each calendar year with respect to the prior year’s results. In addition, during 2014 and 2013, the Company made cash payments, including severance payments, associated with the cost saving initiatives (see “Cost Saving Initiatives” above and Note 16 of Notes to Consolidated Financial Statements). The Company also paid a special dividend in 2013.

Summary of Cash Flows:

	Year Ended December 31,
	2014	2013
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$434.1	$165.1
Adjustments to reconcile net income to net cash provided by operating activities (a)	352.3	420.1
Other operating activities (b)	(50.4)	(58.5)

Net cash provided by operating activities	736.0	526.7

Investing activities	(20.1)	(54.5)
Financing activities (c)	(435.4)	(487.1)
Effect of exchange rate changes	(55.4)	6.2

Net Increase (Decrease) in Cash and Cash Equivalents	225.1	(8.7)
Cash and Cash Equivalents:
Beginning of Year	841.5	850.2

End of Year	$1,066.6	$841.5

(a)	Consists of the following:

	Year Ended December 31,
	2014	2013
	($ in millions)

Depreciation and amortization of property	$34.5	$34.8
Amortization of deferred expenses, stock units and interest rate hedge	295.8	310.0
Deferred tax provision	15.6	14.4
Amortization of intangible assets related to acquisitions	6.4	10.1
Loss on extinguishment of debt	–	50.8

Total	$352.3	$420.1

(b)	Includes net changes in operating assets and liabilities.
(c)	Consists primarily of purchases of shares of Class A common stock, tax withholdings related to the settlement of vested restricted stock units (“RSUs”), Class A common stock dividends and distributions to noncontrolling interest holders, and activity relating to borrowings, including, in 2013, the refinancing of the 2015 Notes and issuance of the 2020 Notes.

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

Liquidity is significantly impacted by cash payments for, or in respect of, incentive compensation, a significant portion of which are made during the first three months of the year. As a consequence, cash on hand generally declines in the beginning of the year and gradually builds over the remainder of the year. We also pay certain tax advances during the year on behalf of our managing directors, which serve to reduce their respective incentive compensation payments. We expect this seasonal pattern of cash flow to continue. During 2013 liquidity also was impacted by cash payments, including severance payments, associated with the cost saving initiatives (see “Cost Saving Initiatives” above and Note 16 of Notes to Consolidated Financial Statements).

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of Class A common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At December 31, 2014, Lazard had approximately $1.1 billion of cash, with such amount including approximately $402 million held at Lazard’s operations outside the U.S. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from its foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of December 31, 2014, Lazard had approximately $244 million in unused lines of credit available to it, including a $150 million, three-year, senior revolving credit facility with a group of lenders that expires in September 2015 (the “Credit Facility”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $36 million (at December 31, 2014 exchange rates) and Edgewater of $55 million. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

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

Financing Activities

The table below sets forth our corporate indebtedness as of December 31, 2014 and 2013. The agreements with respect to this indebtedness are discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Maturity Date	As of December 31,		Increase (Decrease)
		2014	2013
		($ in millions)
Senior Debt:
6.85%	2017	$548.4	$548.4	$–
4.25%	2020	500.0	500.0	–

Total Senior Debt		$1,048.4	$1,048.4	$–

During the fourth quarter of 2013, the Company completed a refinancing of the 2015 Notes by purchasing or redeeming all of the outstanding 2015 Notes and by issuing the 2020 Notes. The transactions resulted in a total refinancing pre-tax loss of $54 million, including the premium for tender or redemption, the recognition of unamortized issuance costs, the recognition of the unamortized amount of the interest rate hedge related to the 2015 Notes and a loss on an interest rate hedge relating to the 2020 Notes.

During February 2015, Lazard Group completed an offering of $400 million aggregate principal amount of 3.75% senior notes due 2025 (the “2025 Notes”). Lazard Group also issued a notice to redeem $450 million of Lazard Group’s 6.85% senior notes due June 15, 2017 (the “Existing 2017 Notes”). Lazard Group intends to use the net proceeds of the 2025 Notes, together with cash on hand, to redeem or otherwise retire $450 million of the Existing 2017 Notes. Lazard Group estimates that it will incur a loss on debt extinguishment in connection with the redemption of such Existing 2017 Notes of approximately $61 million, net of tax.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, along with the use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months.

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is due to the lending bank group, the Credit Facility includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended December 31, 2014, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.29 to 1.00 and its Consolidated Interest Coverage Ratio being 14.85 to 1.00. In any event, no amounts were outstanding under the Credit Facility as of December 31, 2014.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At December 31, 2014, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 11 of Notes to Consolidated Financial Statements for additional information regarding senior debt.

Stockholders’ Equity

At December 31, 2014, total stockholders’ equity was $770 million, as compared to $630 million and $652 million at December 31, 2013 and 2012, respectively, including $707 million, $560 million and $570 million attributable to Lazard Ltd on the respective dates. The net activity in stockholders’ equity during the years ended December 31, 2014 and 2013 is reflected in the table below:

	Year Ended December 31,
	2014	2013
	($ in millions)
Stockholders’ Equity—Beginning of Year	$630	$652

Increase (decrease) due to:
Net income	434	165
Other comprehensive loss	(67)	(22)
Amortization of share-based incentive compensation	206	236
Purchase of Class A common stock	(193)	(132)
Settlement of share-based incentive compensation, net of related tax benefit of $5 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively(a)	(81)	(132)
Class A common stock dividends	(146)	(122)
Distributions to noncontrolling interests, net	(12)	(14)
Other—net	(1)	(1)

Stockholders’ Equity—End of Year	$770	$630

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

The Board of Directors of Lazard has issued a series of authorizations to repurchase Class A common stock, which help offset the dilutive effect of our share-based incentive compensation plans. During a given year the Company intends to repurchase at least as many shares as it expects to ultimately issue pursuant to such compensation plans in respect of year-end incentive compensation attributable to the prior year. The rate at which the Company purchases shares in connection with this annual objective may vary from quarter to quarter due to a variety of factors. Purchases with respect to such program are set forth in the table below:

	Number of Shares	Average Price Per Share
Years Ended December 31:
2012	12,817,196	$27.66
2013	3,488,101	$37.98
2014	4,114,206	$46.83

The shares purchased in the year ended December 31, 2014 included 1,000,000 shares purchased from Natixis S.A. on June 26, 2014 for approximately $50 million in connection with the sale by Natixis S.A. of its entire investment in the Company’s Class A common stock. The purchase transaction closed on July 1, 2014. As of December 31, 2014, a total of $129 million of share repurchase authorization remained available under the Company’s share repurchase program, which will expire on December 31, 2015.

In addition, on February 4, 2015, the Board of Directors of Lazard authorized the repurchase of up to $150 million additional shares of Class A common stock, which authorization will expire on December 31, 2016.

During the year ended December 31, 2014, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases in the open market.

On February 4, 2015, the Board of Directors of Lazard Ltd declared a special dividend of $1.00 per share as well as a quarterly dividend of $0.30 per share on its Class A common stock, payable on February 19, 2015, to stockholders of record on February 13, 2015.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of December 31, 2014:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior Debt (including interest) (a)	$1,269,755	$58,812	$647,193	$42,500	$521,250
Operating Leases (exclusive of $76,610 of committed sublease income) (b)	940,689	77,216	146,010	126,121	591,342
Capital Leases (including interest) (b)	13,314	2,594	10,663	57	–
Investment Capital Funding Commitments (c)	18,676	18,676	–	–	–

Total (d)	$2,242,434	$157,298	$803,866	$168,678	$1,112,592

(a)	See Note 11 of Notes to Consolidated Financial Statements.
(b)	Committed sublease income was reduced by approximately $79,600 in the third quarter of 2014 pursuant to arrangements we entered into with LMDC Holdings. See Notes 12 and 19 of Notes to Consolidated Financial Statements.
(c)	Unfunded commitments to private equity investments consolidated but not owned by Lazard of $6,888 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders. See Note 6 of Notes to Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.
(d)	The table above excludes contingent obligations, as well as any possible payments for uncertain tax positions and payments pursuant to the Company’s tax receivable agreement, given the inability to estimate the possible amounts and timing of any such payments. See Notes 12, 14, 15 and 17 of Notes to Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes, respectively. In addition, the table above does not give effect to the February 2015 senior notes offering (see “—Liquidity and Capital Resources—Financing Activities” above).

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

Revenue Recognition

Lazard generates substantially all of its net revenue from providing Financial Advisory and Asset Management services to clients. Lazard recognizes revenue when the following criteria are met:

•	there is persuasive evidence of an arrangement with a client;

•	the agreed-upon services have been provided;

•	fees are fixed or determinable; and

•	collection is probable.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we estimate our income taxes for each of our tax-paying entities in its respective jurisdictions. In addition to estimating actual current tax liabilities for these jurisdictions, we also must account for the tax effects of differences between the financial reporting and tax reporting of items, such as basis adjustments, compensation and benefits expense, and depreciation and amortization. Differences which are temporary in nature result in deferred tax assets and liabilities. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, any valuation allowance recorded against our deferred tax assets and our unrecognized tax benefits.

We recognize a deferred tax asset if it is more likely than not (defined as a likelihood of greater than 50%) that a tax benefit will be accepted by a taxing authority. The measurement of deferred tax assets and liabilities is based upon currently enacted tax rates in the applicable jurisdictions. At December 31, 2014, on a consolidated basis, we recorded gross deferred tax assets of approximately $1.18 billion.

Subsequent to the initial recognition of deferred tax assets, we also must continually assess the likelihood that such deferred tax assets will be realized. If we determine that we may not fully derive the benefit from a deferred tax asset, we consider whether it would be appropriate to apply a valuation allowance against the applicable deferred tax asset, taking into account all available information. The ultimate realization of a deferred tax asset for a particular entity depends, among other things, on the generation of taxable income by such entity in the applicable jurisdiction.

The historical profitability of each tax paying entity is an important factor in determining whether to record a valuation allowance and when to release any such allowance. Several of our tax-paying entities at which we have recorded significant valuation allowances were profitable on a cumulative basis for the three years ended December 31, 2014, but substantially all of the profitability of these entities during that period was achieved during 2014 (and these entities experienced losses in 2012).

In assessing our valuation allowance, we have considered all available information, including the historical volatility of operating results of the relevant tax-paying entities, and the fact that the recent results of operations of the entities reflect only one year of significant profitability in the three year period ended December 31, 2014. Based upon this analysis, we do not believe that our principal tax paying entities have attained a sustained level of profitability yet, and, therefore, we continue to maintain a valuation allowance on substantially all of our deferred tax assets as of December 31, 2014.

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

The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available information, including the following:

•	nature, frequency, magnitude and duration of any past losses and current operating results;

•	duration of statutory carryforward periods;

•	historical experience with tax attributes expiring unused; and

•	near-term and medium-term financial outlook.

The weight we give to any particular item is, in part, dependent upon the degree to which it can be objectively verified. We give greater weight to the recent results of operations of a relevant entity. Pre-tax operating losses on a three year cumulative basis or lack of sustainable profitability are considered objectively verifiable evidence and will generally outweigh a projection of future taxable income.

The table below sets forth our deferred tax assets and liabilities, and the valuation allowance recorded against our deferred tax assets, as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	($ in thousands)
Deferred Tax Assets:
Basis adjustments (primarily as a result of (i) the separation and recapitalization transactions that occurred during 2005 in connection with our initial public offering and (ii) subsequent secondary offerings)	$598,607	$739,059
Compensation and benefits	258,976	250,413
Net operating loss and tax credit carryforwards	283,198	348,433
Depreciation and amortization	950	8,169
Other	36,470	58,273

Gross deferred tax assets	1,178,201	1,404,347
Valuation allowance	(1,044,152)	(1,225,305)

Total deferred tax assets (net of valuation allowance)	$134,049	$179,042

Deferred Tax Liabilities:
Depreciation and amortization	$21,908	$19,296
Compensation and benefits	28,035	30,042
Goodwill	15,289	15,434
Other	39,705	70,394

Total deferred tax liabilities	$104,937	$135,166

As mentioned previously, we continue to maintain a valuation allowance on substantially all of our deferred tax assets as of December 31, 2014. If the relevant tax-paying entities continue to be more than marginally profitable during 2015, and if there is no other significant negative evidence, we expect that a significant portion of our valuation allowance would likely be released in 2015. However, many factors could cause our view to change, including, for example, changes in our assessment of potential future profitability or changes in tax laws and regulations that currently apply to us and to our subsidiaries, in which case our valuation allowance could be released subsequent to 2015 (if at all). If a significant valuation allowance reduction were to occur, we would likely have a significant income tax benefit in the period of such reduction.

Included in our deferred tax assets as of December 31, 2014 are approximately $544 million related to certain basis step-ups and approximately $255 million of net operating losses generated by the amortization of such step-up assets, all of which are subject to the tax receivable agreement, dated as of May 10, 2005, between Lazard and LMDC Holdings (the “tax receivable agreement”). Under the tax receivable agreement, Lazard Group will retain 15% of any actual cash tax savings relating to the use of such assets and will pay 85% of such savings to the owners of LMDC Holdings, who are primarily the people who were managing directors of Lazard prior to our separation and recapitalization transactions in 2005 (including our executive officers). As a result, in the event of a reduction of our valuation allowance, we also would recognize a liability relating to the portion expected to be payable under the tax receivable agreement. The creation of this liability could potentially offset a significant amount (but not all) of the income tax benefit we would otherwise recognize upon a release of the valuation allowance.

If any significant valuation allowance reduction were to occur, for subsequent annual periods, our effective tax rate, with all other factors being held constant, would increase and could be significantly higher than our effective tax rate in the period immediately preceding the reduction in the valuation allowance. In such a situation, with all other factors being held constant, an increase in our effective tax rate as a result of a reduction in the valuation allowance would not impact the amount of cash income taxes we would pay to taxing authorities. However, as described above, payments under the tax receivable agreement may be required in subsequent periods.

The Company records tax positions taken or expected to be taken in a tax return based upon the Company’s estimates regarding the amount that is more likely than not to be realized or paid, including in connection with the resolution of any related appeals or other legal processes. Accordingly, the Company recognizes liabilities for certain unrecognized tax benefits based on the amounts that are more likely than not to be settled with the relevant taxing authority. Such liabilities are evaluated periodically as new information becomes available and any changes in the amounts of such liabilities are recorded as adjustments to “income tax expense.” Liabilities for unrecognized tax benefits involve significant judgment and the ultimate resolution of such matters may be materially different from our estimates.

In addition to the discussion above regarding deferred tax assets and associated valuation allowances, as well as unrecognized tax benefit liability estimates, other factors affect our provision for income taxes, including changes in the geographic mix of our business, the level of our annual pre-tax income, transfer pricing and intercompany transactions.

See Item 1A, “Risk Factors” and Note 17 of Notes to Consolidated Financial Statements for additional information related to income taxes.

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

Data relating to investments is set forth below:

	December 31,
	2014	2013
	($ in thousands)
Seed investments by asset class:
Equities (a)	$121,611	$118,535
Fixed income	26,728	25,231
Alternative investments	26,374	29,920

Total seed investments	174,713	173,686

Other investments owned:
Private equity (b)	108,049	104,405
Interest-bearing deposits (c)	84,575	516
Fixed income and other	25,629	11,128

Total other investments owned	218,253	116,049

Subtotal	392,966	289,735

Add:
Equity method (d)	7,776	9,488
Private equity consolidated, not owned (e)	6,421	9,787
LFI (f)	213,189	169,095

Total investments	$620,352	$478,105

(a)	At December 31, 2014 and 2013, seed investments in directly owned equity securities were invested as follows:

	December 31,
	2014	2013
Percentage invested in:
Financials	33%	31%
Consumer	27	29
Industrial	12	12
Technology	10	9
Energy	5	6
Other	13	13

Total	100%	100%

(b)	Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $25 million and $18 million as of December 31, 2014 and 2013, respectively.

(c)	As of December 31, 2014, interest-bearing deposits increased to $84,575 compared to $516 as of December 31, 2013. Short to medium term interest rates generally turned negative in Europe during 2014 and remain very low in many other countries and regions throughout the world. In the normal course of asset and liability management activities, both from a corporate treasury and LFB perspective, the Company attempts to minimize negative interest rates on its cash investments. Interest-bearing deposits generally provide positive yields when held to maturity, while also generally allowing immediate penalty-free withdrawal at any time (with less or no interest earned in such case).

(d)	Represents investments accounted for under the equity method of accounting.

(e)	Represents private equity investments that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “stockholders’ equity” on the consolidated statements of financial condition.

(f)	Composed of investments held in connection with LFI and other similar deferred compensation arrangements. The market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to awards expected to vest. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives.

At December 31, 2014 and 2013, total investments with a fair value of $528 million and $468 million, respectively, included $116 million and $116 million, respectively, or 22% and 25%, respectively, of investments that were classified as Level 3 investments. Substantially all of our Level 3 investments at both dates are priced based on a NAV. During the years ended December 31, 2014 and 2013, gains of approximately $8 million and $13 million, respectively, were recognized in “revenue-other” on the consolidated statement of operations pertaining to Level 3 investments. See Notes 5 and 6 of Notes to Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of December 31, 2014 and December 31, 2013, the Company held seed investments of approximately $175 million and $174 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $54 million in eight entities as of December 31, 2014, as compared to $58 million in nine entities as of December 31, 2013.

During the year ended December 31, 2014, the Company did not consolidate or deconsolidate any seed investment entities. As such, 100% of the recorded balance of seed investments as of December 31, 2014 represented the Company’s economic interest in the seed investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed investment entities.

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

Goodwill

In accordance with current accounting guidance, goodwill has an indefinite life and is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. The Company performs a qualitative evaluation about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of actually calculating the fair value of the reporting unit. During the fourth quarter of 2013, the Company changed the date of its annual impairment testing from December 31 to November 1. See Note 9 of Notes to Consolidated Financial Statements for additional information regarding goodwill.

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

Equity Market Price Risk—At December 31, 2014 and 2013, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $131 million and $134 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $2.0 million and $1.7 million in the carrying value of such investments as of December 31, 2014 and 2013, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At December 31, 2014 and 2013, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $54 million and $48 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $1.0 million and $0.9 million in the carrying value of such investments as of December 31, 2014 and 2013, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At December 31, 2014 and 2013, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $68 million and $85 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the US dollar would result in a decrease of approximately $0.6 million and $1.4 million in the carrying value of such investments as of December 31, 2014 and 2013, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At December 31, 2014 and 2013, the Company’s exposure to changes in fair value of such investments was approximately $108 million and $104 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $10.8 million and $10.4 million in the carrying value of such investments as of December 31, 2014 and 2013, respectively.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At December 31, 2014, total receivables amounted to $558 million, net of an allowance for doubtful accounts of $24 million. As of that date, Financial Advisory and Asset Management fees, and customer receivables comprised 87% and 13% of total receivables, respectively. At December 31, 2013, total receivables amounted to $513 million, net of an allowance for doubtful accounts of $29 million. As of that date, Financial Advisory and Asset Management fees, and customer and related party receivables comprised 88%, 10% and 2% of total receivables, respectively. At December 31, 2014 and 2013, the Company had receivables past due or deemed uncollectible of approximately $25 million and $39 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit. At December 31, 2014 and 2013, customer receivables included $35 million and $15 million of LFB loans, respectively. Such loans are closely monitored for counterparty creditworthiness to help minimize exposure. In addition, as of December 31, 2014, LFB’s commitments to lend, which are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level, were not significant.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties. As of December 31, 2014, the Company’s largest individual counterparty exposure was a Financial Advisory fee receivable of $22 million.

Risks Related to Derivatives

Lazard enters into interest rate swaps and forward foreign currency exchange contracts to hedge exposures to interest rates and currency exchange rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $2 million and $1 million at December 31, 2014 and 2013, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $0.8 million and $2 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $207 million and $162 million at December 31, 2014 and 2013, respectively.

In addition, LFB enters into interest rate swaps, forward foreign currency exchange contracts and other derivative contracts to hedge exposures to interest rate and currency fluctuations on open positions that arise primarily from client activity. Such foreign currency and interest rate positions are subject to strict internal limits and, based on account balances as of December 31, 2014, we do not believe that the impact of potential significant movements in either the currency or interest rate markets on LFB’s positions would materially affect the Company’s annual operating income.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of December 31, 2014, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $11 million in the event interest rates were to increase by 1% and decrease by approximately $11 million if rates were to decrease by 1%.

As of December 31, 2014, the Company’s cash and cash equivalents totaled approximately $1.1 billion. Substantially all of the Company’s cash and cash equivalents were invested in highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

Operational Risk

Operational risk is inherent in all our business and may, for example, manifest itself in the form of errors, breaches in the system of internal controls, employee misconduct, business interruptions, fraud, including fraud perpetrated by third parties, or legal actions due to operating deficiencies or noncompliance. The Company maintains a framework including policies and a system of internal controls designed to monitor and manage operational risk and provide management with timely and accurate information. Management within each of the operating companies is primarily responsible for its operational risk programs. The Company has in place business continuity and disaster recovery programs that manage its capabilities to provide services in the case of a disruption. We purchase insurance policies designed to help protect the Company against accidental loss and losses that may significantly affect our financial objectives, personnel, property or our ability to continue to meet our responsibilities to our various stakeholder groups. See Item 1A, “Risk Factors” above for more information regarding operational risk in our business.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited the Company’s internal control over financial reporting as of December 31, 2014, as stated in their report which appears under “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lazard Ltd:

We have audited the internal control over financial reporting of Lazard Ltd and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report On Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as listed in the Index at Item 8 as of and for the year ended December 31, 2014 of the Company, and our report dated February 26, 2015, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/    Deloitte & Touche LLP

New York, New York

February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lazard Ltd:

We have audited the accompanying consolidated statements of financial condition of Lazard Ltd and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lazard Ltd and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

New York, New York

February 26, 2015

LAZARD LTD

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2014 and 2013

(dollars in thousands, except for per share data)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$1,066,580	$841,482
Deposits with banks and short-term investments	207,760	244,879
Cash deposited with clearing organizations and other segregated cash	43,290	62,046

Receivables (net of allowance for doubtful accounts of $23,540 and $28,777 at December 31, 2014 and 2013, respectively):
Fees	483,681	452,535
Customers and other	72,648	52,220
Related parties	1,267	7,920

	557,596	512,675
Investments	620,352	478,105

Property (net of accumulated amortization and depreciation of $256,286 and $253,930 at December 31, 2014 and 2013, respectively)	222,569	248,796

Goodwill and other intangible assets (net of accumulated amortization of $51,754 and $45,379 at December 31, 2014 and 2013, respectively)	347,438	363,877
Other assets	266,651	259,277

Total Assets	$3,332,236	$3,011,137

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2014 and 2013

(dollars in thousands, except for per share data)

	December 31,
	2014	2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$314,284	$275,434
Accrued compensation and benefits	606,290	523,063
Senior debt	1,048,350	1,048,350
Capital lease obligations	12,015	15,834
Related party payables	21,894	5,031
Other liabilities	559,346	513,427

Total Liabilities	2,562,179	2,381,139
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - 7,921 shares issued and outstanding at December 31, 2014 and 2013	–	–
Series B - no shares issued and outstanding	–	–
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 129,766,091 and 129,056,081 shares issued at December 31, 2014 and 2013, respectively, including shares held by subsidiaries as indicated below)	1,298	1,291
Class B, par value $.01 per share (1 share authorized, issued and outstanding at December 31, 2013)	–	–
Additional paid-in-capital	702,800	737,899
Retained earnings	464,655	203,236
Accumulated other comprehensive loss, net of tax	(200,766)	(133,004)

	967,987	809,422
Class A common stock held by subsidiaries, at cost (7,450,745 and 8,317,065 shares at December 31, 2014 and 2013, respectively)	(261,243)	(249,213)

Total Lazard Ltd Stockholders’ Equity	706,744	560,209
Noncontrolling interests	63,313	69,789

Total Stockholders’ Equity	770,057	629,998

Total Liabilities and Stockholders’ Equity	$3,332,236	$3,011,137

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(dollars in thousands, except for per share data)

	Year Ended December 31,
	2014	2013	2012
REVENUE
Investment banking and other advisory fees	$1,201,424	$ 972,533	$ 1,039,188
Asset management fees	1,080,842	994,707	858,834
Interest income	5,360	4,705	6,008
Other	75,391	92,788	89,983

Total revenue	2,363,017	2,064,733	1,994,013
Interest expense	62,570	79,381	81,565

Net revenue	2,300,447	1,985,352	1,912,448

OPERATING EXPENSES
Compensation and benefits	1,313,606	1,278,534	1,351,129
Occupancy and equipment	111,550	122,926	113,163
Marketing and business development	88,029	84,214	95,573
Technology and information services	91,120	89,289	86,892
Professional services	46,543	42,663	43,958
Fund administration and outsourced services	65,457	59,298	51,390
Amortization of intangible assets related to acquisitions	6,387	10,114	8,359
Provision pursuant to tax receivable agreement	18,307	1,249	–
Other	39,983	80,258	38,099

Total operating expenses	1,780,982	1,768,545	1,788,563

OPERATING INCOME	519,465	216,807	123,885

Provision for income taxes	85,402	51,693	31,100

NET INCOME	434,063	165,114	92,785

LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	6,786	4,902	8,476

NET INCOME ATTRIBUTABLE TO LAZARD LTD	$ 427,277	$ 160,212	$ 84,309

ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	122,351,836	120,854,267	116,953,989
Diluted	133,813,123	133,737,079	129,325,622

NET INCOME PER SHARE OF COMMON STOCK:
Basic	$3.49	$1.33	$0.72

Diluted	$3.20	$1.21	$0.65

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$1.20	$1.00	$1.16

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
NET INCOME	$434,063	$165,114	$92,785

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	(49,971)	(15,536)	15,686
Amortization of interest rate hedge	–	2,502	1,055
Employee benefit plans:
Actuarial loss (net of tax benefit of $9,045, $6,388 and $12,950 for the years ended December 31, 2014, 2013 and 2012, respectively)	(21,983)	(13,500)	(40,298)
Adjustment for items reclassified to earnings (net of tax expense of $1,923, $1,929 and $1,145 for the years ended December 31, 2014, 2013 and 2012, respectively)	4,749	4,605	4,399

OTHER COMPREHENSIVE LOSS, NET OF TAX	(67,205)	(21,929)	(19,158)

COMPREHENSIVE INCOME	366,858	143,185	73,627
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	6,785	4,769	8,315

COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD LTD	$360,073	$138,416	$65,312

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$434,063	$165,114	$92,785
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	34,464	34,750	30,855
Amortization of deferred expenses, share-based incentive compensation and interest rate hedge	295,830	310,036	360,751
Amortization of intangible assets related to acquisitions	6,387	10,114	8,359
Deferred tax provision (benefit)	15,628	14,454	(4,457)
Loss on extinguishment of debt	–	50,757	–
(Increase) decrease in operating assets:
Deposits with banks and short-term investments	8,544	58,570	(806)
Cash deposited with clearing organizations and other segregated cash	15,656	4,811	11,613
Receivables-net	(76,200)	(30,126)	31,157
Investments	(159,107)	(61,502)	(30,096)
Other assets	(111,588)	(60,731)	(62,683)
Increase (decrease) in operating liabilities:
Deposits and other payables	93,108	(4,779)	(26,576)
Accrued compensation and benefits and other liabilities	179,232	35,229	71,006

Net cash provided by operating activities	736,017	526,697	481,908

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(22,184)	(60,964)	(89,301)
Disposals of property	2,085	6,411	4,368

Net cash used in investing activities	(20,099)	(54,553)	(84,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	1,532	832	1,741
Issuance of senior debt, net of expenses	–	493,398	–
Excess tax benefits from share-based incentive compensation	5,149	1,108	–
Payments for:
Senior debt	–	(578,464)	–
Capital lease obligations	(2,171)	(2,659)	(2,519)
Distributions to noncontrolling interests	(13,458)	(14,367)	(27,767)
Purchase of Class A common stock	(192,657)	(132,477)	(354,464)
Class A common stock dividends	(146,241)	(121,620)	(135,108)
Settlement of vested share-based incentive compensation	(85,442)	(132,533)	(44,883)
Other financing activities	(2,081)	(290)	(220)

Net cash used in financing activities	(435,369)	(487,072)	(563,220)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(55,451)	6,220	12,644

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	225,098	(8,708)	(153,601)
CASH AND CASH EQUIVALENTS—January 1	841,482	850,190	1,003,791

CASH AND CASH EQUIVALENTS—December 31	$1,066,580	$841,482	$850,190

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$60,414	$78,671	$78,441

Income taxes, net of refunds	$49,235	$22,623	$23,267

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2014	7,921	$–	129,056,082	$1,291	$737,899	$203,236	$(133,004)	8,317,065	$(249,213)	$560,209	$69,789	$629,998
Comprehensive income (loss):
Net income						427,277				427,277	6,786	434,063
Other comprehensive loss - net of tax							(67,204)			(67,204)	(1)	(67,205)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)					570					570		570
Delivery of Class A common stock					(2,488)			(57,274)	2,488	–	–	–
Amortization of share-based incentive compensation					206,195					206,195		206,195
Dividend-equivalents					17,536	(19,617)				(2,081)		(2,081)
Class A common stock dividends						(146,241)				(146,241)		(146,241)
Purchase of Class A common stock								4,114,206	(192,657)	(192,657)		(192,657)
Delivery of Class A common stock in connection with shared-based incentive compensation and related tax benefit of $4,783					(258,798)			(4,923,252)	178,139	(80,659)		(80,659)
Class A common stock issued in exchange for Lazard Group common membership interests			710,009	7	(7)					–		–
Distributions to noncontrolling interests, net										–	(11,926)	(11,926)
Adjustments related to noncontrolling interests					1,893		(558)			1,335	(1,335)	–

Balance – December 31, 2014	7,921	$–	129,766,091	$1,298	$702,800	$464,655	$(200,766)	7,450,745	$(261,243)	$706,744	$63,313	$770,057

(*)

Includes 128,216,423, 129,056,081 and 129,766,091 shares of the Company’s Class A common stock issued at December 31, 2012, 2013 and 2014, respectively, and 1 share of the Company’s Class B common stock issued at December 31, 2012 and 2013.

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

Lazard Ltd indirectly held 100% and approximately 99.5% of all outstanding Lazard Group common membership interests as of December 31, 2014 and 2013, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group, which is governed by an Operating Agreement dated as of May 10, 2005, as amended (the “Operating Agreement”). LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity formerly owned by Lazard Group’s current and former managing directors, held approximately 0.5% of the outstanding Lazard Group common membership interests as of December 31, 2013. As of December 31, 2013, LAZ-MD Holdings was also the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”), which provided LAZ-MD Holdings with approximately 0.6% of the voting power, but no economic rights, in the Company as of December 31, 2013. In May 2014, the remaining outstanding Lazard Group common membership interests held by LAZ-MD Holdings were exchanged for shares of the Company’s Class A common stock, par value $0.01 per share (“Class A common stock”), and the sole issued and outstanding share of the Company’s Class B common stock was automatically converted into one share of the Company’s Class A common stock pursuant to the provisions of the Company’s bye-laws, resulting in only one outstanding class of common stock (the “Final Exchange of LAZ-MD Interests”). Following the Final Exchange of LAZ-MD Interests, Lazard Group became a wholly-owned indirect subsidiary of Lazard Ltd.

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

Foreign Currency Translation—The consolidated financial statements are presented in U.S. Dollars. Many of the Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. Dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. Dollars at year-end exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. Dollars are reported in “accumulated other comprehensive income (loss), net of tax” (“AOCI”). Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of operations. Foreign currency remeasurement gains (losses), net of hedge transactions (see Note 7 of Notes to Consolidated Financial Statements) amounted to $131, $(2,887) and $(761), respectively, for the years ended December 31, 2014, 2013 and 2012, and are included in “revenue-other” on the respective consolidated statements of operations.

Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of management’s estimates. In preparing the consolidated financial statements, management makes estimates and assumptions regarding:

•

valuations of assets and liabilities requiring fair value estimates including, but not limited to, investments, derivatives, securities sold, not yet purchased and assumptions used to value pension and other post-retirement plans;

•	the adequacy of the allowance for doubtful accounts;

•	the realization of deferred taxes and adequacy of tax reserves for uncertain tax positions;

•	the outcome of litigation;

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

•	the carrying amount of goodwill and other intangible assets;

•	the amortization period of intangible assets;

•	the valuation of shares issued or issuable that contain transfer restrictions;

•	the vesting of share-based and other deferred compensation plan awards; and

•	other matters that affect the reported amounts and disclosure of contingencies in the consolidated financial statements.

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

Investments—Investments in debt and marketable equity securities held either directly, or indirectly through asset management funds, at the Company’s broker-dealer subsidiaries are accounted for at fair value,

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

with any increase or decrease in fair value recorded in earnings. Such amounts are reflected in “revenue-other” in the consolidated statements of operations.

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

Property-net—Property is stated at cost or, in the case of property under capital leases, the present value of the future minimum lease payments, less accumulated depreciation and amortization. Buildings represent owned property and amounts recorded pursuant to capital leases (see Notes 8 and 12 of Notes to Consolidated Financial Statements), with the related obligations recorded as capital lease obligations. Such buildings are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are capitalized and are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Depreciation of furniture and equipment, including computer hardware and software, is determined on a straight-line basis using estimated useful lives. Depreciation and amortization expense aggregating $34,464, $34,750 and $30,855 for the years ended December 31, 2014, 2013 and 2012, respectively, is included on the respective consolidated statements of operations in “occupancy and equipment” or “technology and information services”, depending on the nature of the underlying asset. Repairs and maintenance are expensed as incurred.

Goodwill and Other Intangible Assets—As goodwill has an indefinite life, it is required to be tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. The Company performs a qualitative evaluation about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of actually calculating the fair value of the reporting unit.

During the fourth quarter of 2013, the Company changed the date of its annual goodwill impairment testing from December 31 to November 1. This change was preferable because it provides the Company with additional time to complete the annual goodwill impairment test in advance of its year-end reporting. The Company will continue to perform interim impairment testing should circumstances or events require. This change did not result in a delay, acceleration, or avoidance of an impairment charge. This change was applied prospectively because it was impracticable to apply it retrospectively due to the difficulty in making estimates and assumptions without using hindsight. The Company completed its annual goodwill review as of November 1, 2014 and determined that no impairment existed.

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

In addition to the derivative instruments described above, the Company records derivative liabilities relating to its obligations pertaining to Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures, and is included in “accrued compensation and benefits” in the consolidated statements of financial condition. Changes in the fair value of the derivative liabilities are included in “compensation and benefits” in the consolidated statements of operations, the impact of which equally offsets the changes in the fair value of investments which are currently expected to be delivered upon settlement of LFI and other similar deferred compensation arrangements, which are reported in “revenue-other” in the consolidated statements of operations. For information regarding LFI and other similar deferred compensation arrangements, see Notes 5, 7 and 14 of Notes to Consolidated Financial Statements.

Deposits and Other Customer Payables—Principally relates to LFB customer-related demand and time deposits, both interest-bearing and non-interest bearing, short-term inter-bank borrowings.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Fair Value of Financial Assets and Liabilities—The majority of the Company’s financial assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include cash and cash equivalents, deposits with banks and short-term investments, cash deposited with clearing organizations and other segregated cash, receivables, investments (excluding investments accounted for at amortized cost, interest-bearing deposits or using the equity method of accounting), derivative instruments, deposits and other customer payables.

Revenue Recognition

Investment Banking and Other Advisory Fees—Fees for M&A and Other Advisory services and Restructuring advisory services are recorded when earned, which is generally the date the related transactions are consummated. Expenses that are directly related to such transactions and billable to clients are deferred to match revenue recognition. “Investment banking and other advisory fees” on the Company’s consolidated statements of operations are presented net of client reimbursements of expenses. The amount of expenses reimbursed by clients for the years ended December 31, 2014, 2013 and 2012 are $20,407, $18,327 and $24,762, respectively.

Asset Management Fees—Asset management fees are derived from fees for investment management and advisory services provided to clients. Revenue is recorded on an accrual basis primarily based on a percentage of client assets managed. Fees vary with the type of assets managed, with higher fees earned on equity assets, alternative investment (such as hedge funds) and private equity funds, and lower fees earned on fixed income and money market products.

In addition, the Company earns performance-based incentive fees on various investment products, including traditional products and alternative investment funds such as hedge funds and private equity funds.

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

Receivables relating to asset management and incentive fees are reported in “fees receivable” on the consolidated statements of financial condition.

Soft Dollar Arrangements—The Company’s Asset Management business obtains research and other services through “soft dollar” arrangements. Consistent with the “soft dollar” safe harbor established by Section 28(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Asset Management business does not have any contractual obligation or arrangement requiring it to pay for research and other services obtained through soft dollar arrangements with brokers. Instead, the provider is obligated to pay for the services. Consequently, the Company does not incur any liability and does not accrue any expenses in connection with any research or other services

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

obtained by the Asset Management business pursuant to such soft dollar arrangements. For the year ended December 31, 2014, the Company obtained research and other services through soft dollar arrangements valued at approximately $23,000. If the use of soft dollars is limited or prohibited in the future by regulation, we may have to bear the costs of such research and other services.

Equity-Based Incentive Compensation Awards—Equity-based incentive compensation awards that do not require future service are expensed immediately. Equity-based compensation awards that require future service are amortized over the applicable vesting period, or requisite service period, based on the fair value of the Company’s Class A common stock on the date of grant. Compensation expense recognized for equity-based incentive compensation is determined based on the number of awards that in the Company’s estimate are considered probable of vesting. Equity-based incentive compensation is recognized in “compensation and benefits” expense.

Cost Saving Initiatives and Staff Reductions—Charges associated with management-approved cost saving plans or staff reductions can include severance costs, charges to vacate facilities and contract cancellation costs. Severance costs are generally accrued on the date that employees are notified of their benefits and other costs are generally accrued as the Company ceases to use facilities or cancels contracts. The Company records severance-related liabilities in “accrued compensation and benefits” and other types of liabilities in “other liabilities” in the consolidated statements of financial condition.

Income Taxes—Lazard Ltd, through its subsidiaries, is subject to U.S. federal income taxes on all of its U.S. operating income, as well as on the portion of non-U.S. income attributable to its U.S. subsidiaries. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes in foreign jurisdictions. Lazard Group is also subject to Unincorporated Business Tax (“UBT”) attributable to its operations apportioned to New York City (see Note 17 of Notes to Consolidated Financial Statements for additional information).

Substantially all of Lazard’s operations outside the U.S. are conducted in “pass-through” entities for U.S. income tax purposes. The Company provides for U.S. income taxes on a current basis for those earnings. The repatriation of prior year earnings attributable to “non-pass-through” entities would not result in the recognition of a material amount of additional U.S. income taxes.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence, including, but not limited to, the following:

•	nature, frequency, magnitude and duration of any recent losses and current operating results;

•	duration of statutory carryforward periods;

•	historical experience with tax attributes expiring unused; and

•	near-term and medium-term financial outlook.

The Company records tax positions taken or expected to be taken in a tax return based upon the Company’s estimates regarding the amount that is more likely than not to be realized or paid, including in connection with the resolution of any related appeals or other legal processes. Accordingly, the Company recognizes liabilities for certain unrecognized tax benefits based on the amounts that are more likely than not to be settled with the relevant taxing authority.

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

Receivables are stated net of an estimated allowance for doubtful accounts, for past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. Activity in the allowance for doubtful accounts for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Year Ended December 31,
	2014	2013	2012
Beginning Balance	$28,777	$23,017	$19,450
Bad debt expense, net of recoveries	12,246	4,395	6,579
Charge-offs, foreign currency translation and other adjustments	(17,483)	1,365	(3,012)

Ending Balance	$23,540	$28,777	$23,017

Bad debt expense, net of recoveries is included in “investment banking and other advisory fees” on the consolidated statements of operations.

At December 31, 2014 and 2013, the Company had receivables past due or deemed uncollectible of $24,578 and $39,341, respectively.

Of the Company’s fee receivables at December 31, 2014 and 2013, $86,221 and $69,464, respectively, represented interest-bearing financing receivables. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $471,375 and $443,211 at December 31, 2014 and 2013, respectively, approximates fair value.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

5.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013
Interest-bearing deposits	$84,575	$516

Debt	10,426	8,013

Equities	57,302	59,394

Funds:
Alternative investments (a)	34,705	37,030
Debt (a)	82,889	58,769
Equity (a)	228,209	190,702
Private equity	114,470	114,193

	460,273	400,694

Equity method	7,776	9,488

Total investments	620,352	478,105
Less:
Interest-bearing deposits	84,575	516
Equity method	7,776	9,488

Investments, at fair value	$528,001	$468,101

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$9,290	$4,045

(a)	Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $8,321, $42,070 and $162,798, respectively, at December 31, 2014 and $7,099, $31,515 and $130,481, respectively, at December 31, 2013, held in order to satisfy the Company’s liability upon vesting of previously granted LFI and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds (see Notes 7 and 14 of Notes to Consolidated Financial Statements).

Interest-bearing deposits have original maturities of greater than three months but equal to or less than one year and are carried at cost that approximates fair value due to their short-term maturities.

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

Debt funds primarily consist of seed investments in funds related to our Asset Management business that invest in debt securities, amounts related to LFI discussed above and an investment in a debt fund held by the Company’s broker-dealer subsidiary.

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

Private equity investments consolidated but not owned by Lazard relate to the economic interests that are owned by the management team and other investors in the Edgewater Funds (“Edgewater”) which totaled $6,421 and $9,787 at December 31, 2014 and 2013, respectively (see Note 12 of Notes to Consolidated Financial Statements).

During the years ended December 31, 2014, 2013 and 2012, the Company reported in “revenue-other” on its consolidated statements of operations net unrealized investment gains and losses pertaining to “trading” securities still held as of the reporting date as follows:

	Year Ended December 31,
	2014	2013	2012
Net unrealized investment gains (losses)	$(8,568)	$16,470	$22,327

6.	FAIR VALUE MEASUREMENTS

Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

Level 1.	Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Lazard has the ability to access.

Level 2.	Assets and liabilities whose values are based on (i) quoted prices for similar assets or liabilities in an active market, or quoted prices for identical or similar assets or liabilities in non-active markets, (ii) assets valued based on net asset value (“NAV”) or its equivalent redeemable at the measurement date or within the near term without redemption restrictions, or (iii) inputs other than quoted prices that are directly observable or derived principally from, or corroborated by, market data.

Level 3.	Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our own assumptions about the assumptions a market participant would use in pricing the asset or liability. Items included in Level 3 include securities or other financial assets whose trading volume and level of activity have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis, as well as assets valued based on NAV or its equivalent, but not redeemable within the near term as a result of redemption restrictions.

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

The fair values of derivatives entered into by the Company are classified as Level 2 and are based on the values of the related underlying assets, indices or reference rates as follows: the fair value of forward foreign currency exchange rate contracts is a function of the spot rate and the interest rate differential of the two currencies from the trade date to settlement date; the fair value of total return swaps is based on the change in fair values of the related underlying equity security, financial instrument or index and a specified notional holding; the fair value of interest rate swaps is based on the interest rate yield curve; and the fair value of derivative liabilities related to LFI and other similar deferred compensation arrangements is based on the value of the underlying investments, adjusted for forfeitures. See Note 7 of Notes to Consolidated Financial Statements.

Where reported information regarding an investment is based on data received from external fund administrators or pricing services, the Company reviews such information and classifies the investment at the relevant level within the fair value hierarchy.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables present the classification of investments and certain other assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 within the fair value hierarchy:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt	$5,540	$4,886	$–	$10,426
Equities	55,987	–	1,315	57,302
Funds:
Alternative investments	–	34,705	–	34,705
Debt	82,885	4	–	82,889
Equity	228,166	43	–	228,209
Private equity	–	–	114,470	114,470
Derivatives	–	2,355	–	2,355

Total	$372,578	$41,993	$115,785	$530,356

Liabilities:
Securities sold, not yet purchased	$9,290	$–	$–	$9,290
Derivatives	–	208,093	–	208,093

Total	$9,290	$208,093	$–	$217,383

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt	$1,681	$6,332	$–	$8,013
Equities	58,054	–	1,340	59,394
Funds:
Alternative investments	–	37,030	–	37,030
Debt	58,765	4	–	58,769
Equity	190,660	42	–	190,702
Private equity	–	–	114,193	114,193
Derivatives	–	682	–	682

Total	$309,160	$44,090	$115,533	$468,783

Liabilities:
Securities sold, not yet purchased	$4,045	$–	$–	$4,045
Derivatives	–	164,001	–	164,001

Total	$4,045	$164,001	$–	$168,046

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the years ended December 31, 2014 and 2013.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$1,340	$19	$–	$(1)	$(43)	$1,315
Private equity funds	114,193	8,412	9,283	(11,289)	(6,129)	114,470

Total Level 3 Assets	$115,533	$8,431	$9,283	$(11,290)	$(6,172)	$115,785

	Year Ended December 31, 2013
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$190	$11	$1,095	$–	$44	$1,340
Alternative investment funds	3,457	117	–	(3,574)	–	–
Equity funds	10	–	–	(10)	–	–
Private equity funds	112,444	13,245	6,166	(19,231)	1,569	114,193

Total Level 3 Assets	$116,101	$13,373	$7,261	$(22,815)	$1,613	$115,533

	Year Ended December 31, 2012
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$211	$5	$–	$(30)	$4	$190
Alternative investment funds	10,171	130	–	(6,844)	–	3,457
Equity funds	–	–	10	–	–	10
Private equity funds	122,718	15,983	8,589	(35,796)	950	112,444

Total Level 3 Assets	$133,100	$16,118	$8,599	$(42,670)	$954	$116,101

(a)	Earnings for the years ended December 31, 2014, 2013 and 2012 include net unrealized gains of $5,354, $6,032 and $12,910, respectively.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Financial Instruments Not Measured at Fair Value—The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments as of December 31, 2014 and 2013 that are not measured at fair value in the Company’s consolidated statement of financial condition, and excludes certain financial instruments such as equity method investments.

	December 31, 2014
			Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,066,580	$1,066,580	$1,066,580	$–	$–
Deposits with banks and short-term investments	207,760	207,760	207,760	–	–
Cash deposited with clearing organizations and other segregated cash	43,290	43,290	43,290	–	–
Interest-bearing financing receivables	86,221	88,499	–	–	88,499
Interest-bearing deposits (included within investments)	84,575	84,575	84,575	–	–

Financial Liabilities:
Deposits and other customer payables	$314,284	$314,284	$314,284	$–	$–
Senior debt	1,048,350	1,134,834	–	1,134,834	–

	December 31, 2013
			Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$841,482	$841,482	$841,482	$–	$–
Deposits with banks and short-term investments	244,879	244,879	244,879	–	–
Cash deposited with clearing organizations and other segregated cash	62,046	62,046	62,046	–	–
Interest-bearing financing receivables	69,464	71,433	–	–	71,433
Interest-bearing deposits (included within investments)	516	516	516	–	–

Financial Liabilities:
Deposits and other customer payables	$275,434	$275,434	$275,434	$–	$–
Senior debt	1,048,350	1,117,247	–	1,117,247	–

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Cash and cash equivalents are carried at either cost or amortized cost that approximates fair value due to their short-term maturities.

The carrying value of deposits with banks and short-term investments, and cash deposited with clearing organizations and other segregated cash, approximates fair value because of the relatively short period of time between their origination and expected maturity.

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

Fair Value of Certain Investments Based on NAV—The Company’s Level 2 and Level 3 investments at December 31, 2014 and 2013 include certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value. Information with respect thereto was as follows:

	December 31, 2014
				% of Fair Value Not Redeemable	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair value	Unfunded Commitments			% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$31,042	$–		NA	NA	NA	NA	(a)	<30-60 days
Funds of funds	475	–		NA	NA	NA	NA	(b)	<30-90 days
Other	3,188	–		NA	NA	NA	NA	(c)	<30-60 days
Debt funds	4	–		NA	NA	NA	NA	(d)	30 days
Equity funds	43	–		NA	NA	NA	NA	(e)	30-90 days
Private equity funds:
Equity growth	75,578	18,676	(f)	100%	10%	63%	27%	NA	NA
Mezzanine debt	38,892	–		100%	–	–	100%	NA	NA

Total	$149,222	$18,676

(a)	weekly (15%), monthly (66%) and quarterly (19%)
(b)	monthly (98%) and quarterly (2%)
(c)	daily (11%), weekly (3%) and monthly (86%)
(d)	daily (100%)
(e)	daily (14%), monthly (58%) and quarterly (28%)
(f)	Unfunded commitments to private equity investments consolidated but not owned by Lazard of $6,888 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

	December 31, 2013
				% of Fair Value Not Redeemable	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair value	Unfunded Commitments			% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$31,837	$–		NA	NA	NA	NA	(a)	<30-90 days
Funds of funds	475	–		NA	NA	NA	NA	(b)	<30-90 days
Other	4,718	–		NA	NA	NA	NA	(c)	<30-60 days
Debt funds	4	–		NA	NA	NA	NA	(d)	30 days
Equity funds	42	–		NA	NA	NA	NA	(e)	30-90 days
Private equity funds:
Equity growth	70,054	27,135	(f)	100%	17%	60%	23%	NA	NA
Mezzanine debt	44,139	–		100%	–	–	100%	NA	NA

Total	$151,269	$27,135

(a)	weekly (17%), monthly (65%) and quarterly (18%)
(b)	monthly (95%) and quarterly (5%)
(c)	daily (7%), weekly (1%) and monthly (92%)
(d)	daily (100%)
(e)	daily (13%), monthly (58%) and quarterly (29%)
(f)	Unfunded commitments to private equity investments consolidated but not owned by Lazard of $10,613 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

See Note 5 of Notes to Consolidated Financial Statements for discussion of significant investment strategies for investments with value based on NAV.

Investment Capital Funding Commitments—At December 31, 2014, the Company’s maximum unfunded commitments for capital contributions to investment funds arose from (i) commitments to CP II, which amounted to $1,499 for potential “follow-on investments” and/or for fund expenses through the earlier of February 25, 2017 or the liquidation of the fund, (ii) commitments to EGCP III, which amounted to $12,688, through the earlier of October 12, 2016 (i.e., the end of the investment period) for investments and/or expenses (with a portion of the undrawn amount of such commitments as of that date remaining committed until October 12, 2023 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund and (iii) commitments to COF2, which amounted to $4,489, through the earlier of November 11, 2016 (i.e., the end of the investment period) for investments and/or fund expenses (with a portion of the undrawn amount of such commitments as of that date remaining committed until November 11, 2019 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

7.	DERIVATIVES

The tables below present the fair values of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair values of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (see Note 14 of Notes to Consolidated Financial Statements) on the accompanying consolidated statements of financial condition as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Derivative Assets:
Forward foreign currency exchange rate contracts	$2,355	$250
Total return swaps and other (a)	–	432

	$2,355	$682

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$124	$1,579
Total return swaps and other (a)	663	–
LFI and other similar deferred compensation arrangements	207,306	162,422

	$208,093	$164,001

(a)	For total return swaps, amounts represent the netting of gross derivative assets and liabilities of $1,123 and $1,786 as of December 31, 2014, respectively, and $2,019 and $1,587 as of December 31, 2013, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets”, with receivables for net cash collateral under such contracts of $12,364 and $11,384 as of December 31, 2014 and 2013, respectively.

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, were as follows:

	Year Ended December 31,
	2014	2013	2012
Forward foreign currency exchange rate contracts	$22,959	$(3,162)	$(1,844)
LFI and other similar deferred compensation arrangements	(7,326)	(14,099)	(7,557)
Total return swaps and other	(5,211)	(10,931)	(18,327)

Total	$10,422	$(28,192)	$(27,728)

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

8.	PROPERTY

At December 31, 2014 and 2013, property consists of the following:

	Estimated Depreciable Life in Years	December 31,
		2014	2013
Buildings	33	$152,982	$173,772
Leasehold improvements	3-20	167,837	175,600
Furniture and equipment	3-10	150,458	149,598
Construction in progress		7,578	3,756

Total		478,855	502,726
Less - Accumulated depreciation and amortization		256,286	253,930

Property		$222,569	$248,796

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at December 31, 2014 and 2013 are presented below:

	December 31,
	2014	2013
Goodwill	$335,402	$345,453
Other intangible assets (net of accumulated amortization)	12,036	18,424

	$347,438	$363,877

At December 31, 2014 and 2013, goodwill of $270,861 and $280,912, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
Balance, January 1	$345,453	$364,328	$356,657
Business acquisitions	3,232	1,748	4,272
Foreign currency translation adjustments	(13,283)	(20,623)	3,399

Balance, December 31	$335,402	$345,453	$364,328

All changes in the carrying amount of goodwill for the years ended December 31, 2014, 2013 and 2012 are attributable to the Company’s Financial Advisory segment.

The Company evaluates goodwill for impairment annually or more frequently if circumstances indicate that impairment may have occurred. During the fourth quarter of 2013, the Company changed its annual impairment evaluation date from December 31 to November 1. Pursuant to the Company’s goodwill impairment review for the years ended December 31, 2014, 2013 and 2012, the Company determined that no impairment existed.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The gross cost and accumulated amortization of other intangible assets as of December 31, 2014 and 2013, by major intangible asset category, are as follows:

	December 31, 2014			December 31, 2013
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Performance fees	$30,740	$21,116	$9,624	$30,740	$17,173	$13,567
Management fees, customer relationships and non-compete agreements	33,050	30,638	2,412	33,063	28,206	4,857

	$63,790	$51,754	$12,036	$63,803	$45,379	$18,424

Amortization expense of intangible assets for the years ended December 31, 2014, 2013 and 2012 was $6,387, $10,114 and $8,359, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2015	$6,558
2016	5,478

Total amortization expense	$12,036

(a)	Approximately 46% of intangible asset amortization is attributable to a noncontrolling interest.

10.	OTHER ASSETS AND OTHER LIABILITIES

The following table sets forth the Company’s other assets, by type, as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Current tax receivables and deferred tax assets (net of valuation allowance) and other taxes	$93,160	$110,014
Prepaid compensation (see Note 14)	73,278	60,433
Other advances and prepayments	30,761	33,526
Deferred debt issuance costs	7,162	9,188
Other	62,290	46,116

Total	$266,651	$259,277

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table sets forth the Company’s other liabilities, by type, as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Accrued expenses	$132,728	$136,677
Current and deferred income taxes and other taxes	131,280	119,940
Employee benefit-related liabilities	110,838	104,013
Deferred lease incentives	83,209	84,897
Unclaimed funds at LFB	31,592	26,626
Abandoned leased space (principally in the U.K.)	10,073	12,855
Deferred revenue	25,942	5,988
Securities sold, not yet purchased	9,290	4,045
Other	24,394	18,386

Total	$559,346	$513,427

11.	SENIOR DEBT

Senior debt is comprised of the following as of December 31, 2014 and 2013:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of December 31,
				2014	2013
Lazard Group 6.85% Senior Notes	600,000	6/15/17	6.85%	548,350	548,350
Lazard Group 4.25% Senior Notes (a)	500,000	11/14/20	4.25%	500,000	500,000
Lazard Group Credit Facility	150,000	9/25/15	0.78%	–	–

Total				$1,048,350	$1,048,350

(a)	In November 2013, the Company launched a tender offer for all of Lazard Group’s outstanding 7.125% senior notes maturing on May 15, 2015 (the “2015 Notes”) and simultaneously announced a notice of intent to redeem any 2015 Notes not tendered. As a result, the outstanding 2015 Notes of $528,500 were extinguished in the fourth quarter of 2013, which resulted in a pre-tax loss on extinguishment of $50,757, including the recognition of unamortized issuance costs. As a result of the extinguishment, the unamortized amount of the interest rate hedge related to the 2015 Notes was also recognized, which resulted in a loss of $1,563. Both the loss on extinguishment and the loss related to the interest rate hedge were recorded in “operating expenses—other” in the consolidated statement of operations.

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

On September 25, 2012, Lazard Group entered into a $150,000, three-year senior revolving credit facility with a group of lenders (the “Credit Facility”), which expires in September 2015. The Credit Facility replaced a similar revolving credit facility which was terminated as a condition to effectiveness of the Credit Facility. Interest rates under the Credit Facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of December 31, 2014, the annual interest rate for a loan accruing interest (based on the

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Federal Funds overnight rate), including the applicable margin, was 0.78%. At December 31, 2014 and 2013, no amounts were outstanding under the Credit Facility or the prior revolving credit facility, respectively.

The Credit Facility contains customary terms and conditions, including certain financial covenants. In addition, the Credit Facility, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of December 31, 2014, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

Debt maturities relating to senior borrowings outstanding at December 31, 2014 for each of the five years in the period ending December 31, 2019 and thereafter are set forth in the table below.

Year Ending December 31,
2015-2016	$–
2017	548,350
2018-2019	–
Thereafter	500,000

Total	$1,048,350

The Company’s senior debt at December 31, 2014 and 2013 is carried at historical amounts. See Note 6 of Notes to Consolidated Financial Statements for information regarding the fair value and fair value hierarchy category of the Company’s senior debt.

During February 2015, Lazard Group completed an offering of $400,000 aggregate principal amount of 3.75% senior notes due 2025 (the “2025 Notes”). Lazard Group also issued a notice to redeem $450,000 of Lazard Group’s 6.85% senior notes due June 15, 2017 (the “Existing 2017 Notes”). Lazard Group intends to use the net proceeds of the 2025 Notes, together with cash on hand, to redeem or otherwise retire $450,000 of the Existing 2017 Notes. Lazard Group estimates that it will incur a loss on debt extinguishment in connection with the redemption of such Existing 2017 Notes of approximately $61,000, net of tax.

As of December 31, 2014, the Company had approximately $244,000 in unused lines of credit available to it, including the Credit Facility, and unused lines of credit available to LFB of approximately $36,000 (at December 31, 2014 exchange rates) and Edgewater of $55,000. In the second quarter of 2014, $20,000 of Edgewater’s available lines of credit was drawn down by the general partner of EGCP III to provide a loan to EGCP III to finance a certain fund investment. The loan to EGCP III was repaid in the third quarter of 2014 from a capital call made by EGCP III to its investors. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

12.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office space and equipment under non-cancelable lease agreements, which expire on various dates through 2033.

Operating lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. For the years ended December 31, 2014, 2013 and 2012, aggregate rental expense relating to operating leases amounted to $80,773, $86,504 and $80,888, respectively, and is included in “occupancy and equipment” or “technology and information services” on the consolidated statements of operations, depending on the nature of the underlying asset. The Company subleases office space under agreements, which expire on various dates through 2022. Sublease income from such agreements was $11,751, $11,404 and $9,613 for the years

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

ended December 31, 2014, 2013 and 2012, respectively, which includes sublease income of $3,097, $4,136 and $3,290, respectively, from an affiliate of LFCM Holdings LLC, which is now known as LMDC Holdings LLC (“LMDC Holdings”).

Capital lease obligations recorded under sale/leaseback transactions are payable through 2019 at a weighted average interest rate of approximately 6.1%. Such obligations are collateralized primarily by certain buildings with a net book value of approximately $16,863 and $19,876 at December 31, 2014 and 2013, respectively. The net book value of all assets recorded under capital leases aggregated $17,326 and $20,806 at December 31, 2014 and 2013, respectively.

At December 31, 2014, minimum rental commitments under non-cancelable leases, net of sublease income, are approximately as follows:

Year Ending December 31,	Minimum Rental Commitments
	Capital	Operating
2015	$2,594	$77,216
2016	2,288	75,604
2017	8,375	70,406
2018	31	64,922
2019	26	61,199
Thereafter	–	591,342

Total minimum lease payments	13,314	940,689
Less amount representing interest	1,299

Present value of capital lease commitments	$12,015

Less sublease proceeds(a)		76,610

Net lease payments		$864,079

(a)	Committed sublease income was reduced by approximately $79,600 in the third quarter of 2014 pursuant to arrangements we entered into with LMDC Holdings. See Note 19 of Notes to Consolidated Financial Statements.

With respect to abandoned leased facilities in the U.K., at December 31, 2014 and 2013, the Company has recognized liabilities of $8,516 and $11,203, respectively, which are included in “other liabilities” on the consolidated statements of financial condition. Payments toward the liabilities continue through the remaining term of the leases. Such liabilities are based on the discounted future commitment, net of expected sublease income.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At December 31, 2014, LFB had $4,528 of such indemnifications and held $4,052 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the consolidated statement of financial condition.

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

The aggregate fair value of the consideration recognized by the Company at the acquisition date was $61,624. Such consideration consisted of (i) a one-time cash payment, (ii) 1,142,857 shares of Class A common stock (the “Initial Shares”) and (iii) up to 1,142,857 additional shares of Class A common stock (the “Earnout Shares”) that are subject to earnout criteria and payable over time. The Earnout Shares will be issued only if certain performance thresholds are met. As of December 31, 2014 and 2013, 913,722 shares are issuable on a contingent basis, and 1,371,992 have been earned because applicable performance thresholds have been satisfied. As of December 31, 2014 and 2013, 1,371,992 and 1,029,006, respectively, of the earned shares have been settled.

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

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. These commitments have varying expiration dates, are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level. These commitments may not represent future cash requirements as they may expire without being drawn upon. At December 31, 2014, these commitments were not material.

See Notes 6 and 15 of Notes to Consolidated Financial Statements for information regarding commitments relating to investment capital funding commitments and obligations to fund our pension plans, respectively.

The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, each of LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At December 31, 2014, and during 2014, LFB and LFNY had no such underwriting commitments.

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

Lazard Group Distributions—As previously described, Lazard Group’s common membership interests are held by subsidiaries of Lazard Ltd and, until May 2014, also were held by LAZ-MD Holdings. Pursuant to provisions of the Operating Agreement, Lazard Group distributions in respect of its common membership

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

interests are allocated to the holders of such interests on a pro rata basis. Such distributions represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries incur and, until May 2014, that the members of LAZ-MD Holdings incurred as a result of holding Lazard Group common membership interests.

During the years ended December 31, 2014, 2013 and 2012, Lazard Group distributed the following amounts to LAZ-MD Holdings and the subsidiaries of Lazard Ltd:

	Year Ended December 31,
	2014	2013	2012
Tax distributions:
LAZ-MD Holdings	$1,649	$80	$–
Subsidiaries of Lazard Ltd	174,266	2,896	–

	$175,915	$2,976	$–

Other distributions:
LAZ-MD Holdings	$213	$920	$5,170
Subsidiaries of Lazard Ltd	146,241	121,620	135,108

	$146,454	$122,540	$140,278

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments, as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.

Exchange of Lazard Group Common Membership Interests—During the years ended December 31, 2014, 2013 and 2012, Lazard Ltd issued 710,009, 839,658 and 5,207,112 shares of Class A common stock, respectively, in connection with the exchanges of a like number of Lazard Group common membership interests (received from members of LAZ-MD Holdings in exchange for a like number of LAZ-MD Holdings exchangeable interests). (See Note 1 of Notes to Consolidated Financial Statements for a discussion of the Final Exchange of LAZ-MD Interests).

See “Noncontrolling Interests” below for additional information regarding Lazard Ltd’s and LAZ-MD Holdings’ ownership interests in Lazard Group.

Share Repurchase Program—During the years ended December 31, 2014, 2013, and 2012, the Board of Directors of Lazard Ltd authorized the repurchase of Class A common stock and Lazard Group common membership interests as set forth in the table below.

Date	Repurchase Authorization	Expiration
April, 2012	$125,000	December 31, 2013
October, 2012	$200,000	December 31, 2014
October, 2013	$100,000	December 31, 2015
April, 2014	$200,000	December 31, 2015

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

	Number of Shares Purchased	Average Price Per Share
Years Ended December 31:

2012	12,817,196	$27.66
2013	3,488,101	$37.98
2014	4,114,206	$46.83

As a result of the delivery of shares of Class A common stock through December 31, 2014 relating to (i) the settlement of vested restricted stock units (“RSUs”), (ii) the incentive plan awards of shares of restricted Class A common stock, (iii) the delivery of shares of restricted Class A common stock in exchange for RSUs and (iv) the delivery of shares of Class A common stock in connection with business acquisitions, there were 7,450,745 and 8,317,065 shares of Class A common stock held by our subsidiaries at December 31, 2014 and 2013, respectively. Such shares of Class A common stock are reported, at cost, as “Class A common stock held by subsidiaries” on the accompanying consolidated statements of financial condition.

The shares purchased in the year ended December 31, 2014 included 1,000,000 shares purchased from Natixis S.A. on June 26, 2014 for $50,340 in connection with the sale by Natixis S.A. of its entire investment in the Company’s Class A common stock. The purchase transaction closed on July 1, 2014. As of December 31, 2014, a total of $128,932 of share repurchase authorization remained available under the Company’s share repurchase program, which will expire on December 31, 2015.

In addition, on February 4, 2015, the Board of Directors of Lazard Ltd authorized the repurchase of up to $150,000 additional shares of Class A common stock, which authorization will expire on December 31, 2016.

During the year ended December 31, 2014, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases in the open market.

Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A and Series B preferred stock. Series A and Series B preferred shares were issued in connection with certain prior year business acquisitions and are each non-participating securities convertible into Class A common stock, and have no voting or dividend rights. As of both December 31, 2014 and 2013, 7,921 shares of Series A preferred stock were outstanding, and no shares of Series B preferred stock were outstanding. At December 31, 2014 and 2013, no shares of Series A preferred stock were convertible into shares of Class A common stock on a contingent or a non-contingent basis.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Accumulated Other Comprehensive Income (Loss), Net of Tax—The tables below reflect the balances of each component of AOCI at December 31, 2014 and 2013 and activity during the years then ended:

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2014	$3,869	$(137,431)	$(133,562)	$(558)	$(133,004)

Activity January 1 to December 31, 2014:
Other comprehensive income (loss) before reclassifications	(49,971)	(21,983)	(71,954)	557	(72,511)
Adjustments for items reclassified to earnings, net of tax	–	4,749	4,749	–	4,749

Net other comprehensive income (loss)	(49,971)	(17,234)	(67,205)	557	(67,762)

Balance, December 31, 2014	$(46,102)	$(154,665)	$(200,767)	$(1)	$(200,766)

	Currency Translation Adjustments	Interest Rate Hedge	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2013	$19,405	$(2,502)	$(128,536)	$(111,633)	$(1,092)	$(110,541)

Activity January 1 to December 31, 2013:
Other comprehensive income (loss) before reclassifications	(15,536)	–	(13,500)	(29,036)	495	(29,531)
Adjustments for items reclassified to earnings, net of tax	–	2,502	4,605	7,107	39	7,068

Net other comprehensive income (loss)	(15,536)	2,502	(8,895)	(21,929)	534	(22,463)

Balance, December 31, 2013	$3,869	$–	$(137,431)	$(133,562)	$(558)	$(133,004)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Amortization of interest rate hedge (a)	$–	$2,502

Amortization relating to employee benefit plans (b)	6,672	6,534
Less – related income taxes	1,923	1,929

Net of tax	4,749	4,605

Total reclassifications, net of tax	$4,749	$7,107

(a)	Included in “interest expense” on the consolidated statements of operations.
(b)	Included in the computation of net periodic benefit cost (see Note 15 of Notes to Consolidated Financial Statements). Such amount is included in “compensation and benefits” expense on the consolidated statement of operations.

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

The following table summarizes the ownership interests in Lazard Group held by Lazard Ltd and LAZ-MD Holdings:

	Lazard Ltd		LAZ-MD Holdings		Total Lazard Group Common Membership Interests
As of December 31:	Common Membership Interests	% Ownership	Common Membership Interests	% Ownership
2012	128,216,423	98.8%	1,549,667	1.2%	129,766,090
2013	129,056,081	99.5%	710,009	0.5%	129,766,090
2014	129,766,090	100%	–	–%	129,766,090

The change in Lazard Ltd’s ownership in Lazard Group in the years ended December 31, 2014, 2013 and 2012 did not materially impact Lazard Ltd’s stockholders’ equity.

The tables below summarize net income (loss) attributable to noncontrolling interests for the years ended December 31, 2014, 2013 and 2012 and noncontrolling interests as of December 31, 2014 and 2013 in the Company’s consolidated financial statements:

	Net Income (Loss) Attributable to Noncontrolling Interests Year Ended December 31,
	2014	2013	2012
Edgewater	$6,153	$3,913	$3,491
LAZ-MD Holdings	631	1,198	5,114
Other	2	(209)	(129)

Total	$6,786	$4,902	$8,476

	Noncontrolling Interests As Of December 31,
	2014	2013
Edgewater	$62,584	$66,641
LAZ-MD Holdings	–	2,566
Other	729	582

Total	$63,313	$69,789

Dividends Declared, February 4, 2015— On February 4, 2015, the Board of Directors of Lazard Ltd declared a special dividend of $1.00 per share as well as a quarterly dividend of $0.30 per share on its Class A common stock, payable on February 19, 2015, to stockholders of record on February 13, 2015.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

14.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2005 Plan and 2008 Plan and activity with respect thereto during the years ended December 31, 2014, 2013 and 2012, is presented below.

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

In addition to the shares available under the 2005 Plan, additional shares of Class A common stock are available under the 2008 Plan. The maximum number of shares available under the 2008 Plan is based on a formula that limits the aggregate number of shares that may, at any time, be subject to awards that are considered “outstanding” under the 2008 Plan to 30% of the then-outstanding shares of Class A common stock.

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, performance-based restricted stock units (“PRSUs”) and restricted stock awards) and “professional services” expense (with respect to deferred stock units (“DSUs”)) within the Company’s accompanying consolidated statements of operations:

	Year Ended December 31,
	2014	2013	2012
Share-based incentive awards:
RSUs (a)	$169,916	$209,974	$298,809
PRSUs	18,428	12,934	–
Restricted Stock (b)	16,110	11,374	10,003
DSUs	1,741	1,616	1,536

Total	$206,195	$235,898	$310,348

(a)	Includes charges relating to the cost saving initiatives and staff reductions, as applicable, for the years ended December 31, 2013 and 2012, aggregating $9,099 and $26,158, respectively (see Note 16 of Notes to Consolidated Financial Statements).
(b)	Includes charges relating to the cost saving initiatives for the years ended December 31, 2013 and 2012, of $247 and $713, respectively.

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

RSUs generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any dividends paid on Class A common stock during such period. During the years ended December 31, 2014, 2013 and 2012, issuances of RSUs pertaining to such dividend participation rights and respective charges to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”), consisted of the following:

	Year Ended December 31,
	2014	2013	2012
Number of RSUs issued	375,954	454,059	920,791
Charges to retained earnings, net of estimated forfeitures	$17,536	$16,927	$24,990

Non-executive members of the Board of Directors (“Non-Executive Directors”) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 26,360, 39,315 and 53,239 DSUs granted during the years ended December 31, 2014, 2013 and 2012, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of Class A common stock at the time of cessation of service to the Board of Directors and, for purposes of calculating diluted net income per share, are included in the diluted weighted average shares of Class A common stock outstanding using the “treasury stock” method. DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock, which resulted in nominal cash payments for the years ended December 31, 2014, 2013 and 2012.

The Company’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs pursuant to the 2005 Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date immediately preceding the date of the grant. During the years ended December 31, 2014, 2013 and 2012, 8,433, 7,623 and 10,597 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity relating to RSUs and DSUs during the three-year period ended December 31, 2014:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2012	20,751,829	$36.84	140,660	$34.83
Granted (including 920,791 RSUs relating to dividend participation)	8,594,744	$27.68	63,836	$24.06
Forfeited	(581,411)	$35.59	–	–
Vested/Exchanged	(7,284,031)	$34.71	–	–

Balance, December 31, 2012	21,481,131	$33.92	204,496	$31.47
Granted (including 454,059 RSUs relating to dividend participation)	5,186,627	$37.21	46,938	$34.42
Forfeited	(268,900)	$34.47	–	–
Vested	(9,768,849)	$34.65	–	–

Balance, December 31, 2013	16,630,009	$34.51	251,434	$32.02
Granted (including 375,954 RSUs relating to dividend participation)	3,825,737	$42.59	34,793	$50.04
Forfeited	(344,345)	$34.52	–	–
Vested	(6,582,285)	$37.80	–	–

Balance, December 31, 2014	13,529,116	$35.19	286,227	$34.21

During the years ended December 31, 2014, 2013 and 2012, 6,582,285, 9,768,849 and 7,284,031 RSUs vested or were exchanged, respectively (including, in 2012, 1,523,642 RSUs that were exchanged for shares of restricted Class A common stock and 958,213 RSUs that were modified through forward purchase agreements into a liability award of $28,612). As of the modification date in 2012, the Company recorded a liability in “accrued compensation and benefits” of $26,922 related to such liability award and an offsetting reduction to “additional paid-in-capital”. Such liability awards were settled on March 1, 2013 for $28,612. During the year ended December 31, 2013, compensation expense of $1,690 was recorded for such liability awards. In connection with the vested RSUs, the Company satisfied its minimum statutory tax withholding requirements in lieu of issuing 1,896,930, 3,651,050 and 1,471,814 shares of Class A common stock in the years ended December 31, 2014, 2013 and 2012, respectively. Accordingly, 4,685,355, 6,117,799 and 3,330,362, shares of Class A common stock held by the Company were delivered during the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, estimated unrecognized RSU compensation expense was approximately $129,777, with such expense expected to be recognized over a weighted average period of approximately 0.8 years subsequent to December 31, 2014.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the three-year period ended December 31, 2014:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2012	95,332	$37.63
Granted/Exchanged (a)	2,100,965	$34.34
Forfeited	(21,178)	$29.51
Vested	(202,510)	$31.43

Balance, December 31, 2012	1,972,609	$34.85
Granted	368,736	$36.74
Forfeited	(37,782)	$33.37
Vested	(1,728,509)	$36.00

Balance, December 31, 2013	575,054	$32.72
Granted	449,911	$45.52
Forfeited	(13,336)	$41.65
Vested	(281,802)	$37.42

Balance, December 31, 2014	729,827	$38.63

(a)	Includes, during the year ended December 31, 2012, as described above, 1,523,642 shares of restricted Class A common stock issued in exchange for 1,523,642 previously granted RSUs at a grant date fair value of $35.95 per share. The vesting terms of such restricted Class A common stock issued were substantially the same as those of the original awards exchanged. There was no incremental compensation cost incurred as a result of the exchanges.

As mentioned above, during 2012, the Company exchanged 1,523,642 RSUs for shares of restricted Class A common stock.

In connection with shares of restricted Class A common stock that vested during the years ended December 31, 2014, 2013 and 2012, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 43,905, 18,599 and 28,129 shares of Class A common stock during such respective years. Accordingly, 237,897, 1,709,910 and 174,381 shares of Class A common stock held by the Company were delivered during the years ended December 31, 2014, 2013 and 2012, respectively.

The restricted stock awards include a cash dividend participation right equivalent to any ordinary dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At December 31, 2014, estimated unrecognized restricted stock expense was approximately $11,025, with such expense to be recognized over a weighted average period of approximately 0.9 years subsequent to December 31, 2014.

PRSUs

PRSUs are subject to both performance-based and service-based vesting conditions. The number of shares of Class A common stock that a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics that relate to the Company’s performance over a three-year period. The target number of shares of Class A common stock subject to each PRSU is one; however, based on the achievement of the performance criteria,

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

the number of shares of Class A common stock that may be received in connection with each PRSU generally can range from zero to two times the target number (with the exception of the PRSUs granted in 2013, for which (i) the performance period ended on December 31, 2014 and (ii) the number of shares of Class A common stock that may be received is equal to approximately 2.2 times the target number). The PRSUs granted in 2014 will vest on a single date three years following the date of the grant and the PRSUs granted in 2013 will vest 33% in March 2015 and 67% in March 2016, in each case provided the applicable service and performance conditions are satisfied. In addition, the performance metrics applicable to each PRSU will be evaluated on an annual basis at the end of each fiscal year during the performance period and, if the Company has achieved a threshold level of performance with respect to the fiscal year, 25% of the target number of shares of Class A common stock subject to each PRSU will no longer be at risk of forfeiture based on the achievement of performance criteria. PRSUs include dividend participation rights that provide that during vesting periods the target number of PRSUs (or, following the relevant performance period, the actual number of shares of Class A common stock that are no longer subject to performance conditions) receive dividend equivalents at the same rate that dividends are paid on Class A common stock during such period. These dividend equivalents are credited as RSUs that are not subject to the performance-based vesting criteria but are otherwise subject to the same restrictions as the underlying PRSUs to which they relate.

The following is a summary of activity relating to PRSUs during the two-year period ended December 31, 2014:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2013	–	–
Granted	448,128	$36.11

Balance, December 31, 2013	448,128	$36.11
Granted	360,783	$44.46
Performance units earned (a)	538,237	$34.72

Balance, December 31, 2014	1,347,148	$37.79

(a)	Performance units earned during the period relate to PRSUs granted in 2013.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of December 31, 2014, the total estimated unrecognized compensation expense was approximately $19,547, and the Company expects to amortize such expense over a weighted-average period of approximately 0.8 years subsequent to December 31, 2014.

LFI and Other Similar Deferred Compensation Arrangements

Commencing in February 2011, the Company granted LFI to eligible employees. In connection with LFI and other similar deferred compensation arrangements, which generally require future service as a condition for vesting, the Company recorded a prepaid compensation asset and a corresponding compensation liability on the grant date based upon the fair value of the award. The prepaid asset is amortized on a straight-line basis over the applicable vesting periods or requisite service periods (which are generally similar to the comparable periods for RSUs), and is charged to “compensation and benefits” expense within the Company’s consolidated statement of operations. LFI and similar deferred compensation arrangements that do not require future service are expensed immediately. The related compensation liability is accounted for at fair value as a derivative liability, which contemplates the impact of estimated forfeitures, and is adjusted for changes in fair value primarily related to changes in value of the underlying investments.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the years ended December 31, 2014 and 2013:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2014	$60,433	$162,422
Granted	92,728	92,728
Settled	–	(55,880)
Forfeited	(2,634)	(5,531)
Amortization	(76,508)	–
Change in fair value related to:
Increase in fair value of underlying investments	–	7,326
Adjustment for estimated forfeitures	–	8,748
Other	(741)	(2,507)

Balance, December 31, 2014	$73,278	$207,306

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2013	$47,445	$97,593
Granted	72,217	72,217
Settled	–	(24,006)
Forfeited	(1,075)	(1,544)
Amortization	(58,023)	–
Change in fair value related to:
Increase in fair value of underlying investments	–	14,099
Adjustment for estimated forfeitures	–	4,643
Other	(131)	(580)

Balance, December 31, 2013	$60,433	$162,422

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 0.8 years subsequent to December 31, 2014.

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Amortization, net of forfeitures (a)	$82,359	$62,197	$41,209
Change in the fair value of underlying investments	7,326	14,099	7,557

Total	$89,685	$76,296	$48,766

(a)	Includes charges relating to the cost saving initiatives for the years ended December 31, 2013 and 2012, of $2,665 and $3,495, respectively (See Note 16 of Notes to Consolidated Financial Statements).

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Incentive Awards Granted In February 2015

In February 2015, the Company granted approximately $306,000 of deferred incentive compensation awards (excluding PRSUs) to eligible employees. These grants included: RSUs or shares of restricted Class A common stock; deferred incentive compensation awards that allow eligible employees the choice of receiving a portion of their award in a combination of (i) LFI and (ii) additional RSUs or shares of restricted Class A common stock; deferred cash awards; and a portion of fund managers’ year-end incentive compensation that is reinvested in certain asset management funds. In addition, the Company granted approximately $19,000 of PRSUs (valued at the target payout level).

The RSUs, restricted Class A common stock and LFI granted each provide for one-third vesting on or around March 1, 2017 and the remaining two-thirds vesting on or around March 1, 2018. The PRSUs granted provide for vesting on or around March 1, 2018, provided that the applicable service and performance conditions are satisfied, and will convert into Class A common stock within a range equal to zero to two times the target number of shares of Class A common stock subject to the awards. Compensation expense with respect to such incentive awards will generally be recognized over the vesting period, with such compensation expense to be recognized over a weighted average period of approximately 2.7 years.

15.	EMPLOYEE BENEFIT PLANS

The Company provides retirement and other post-retirement benefits to certain of its employees through defined benefit pension plans (the “pension plans”) and, in the U.S., a partially funded contributory post-retirement plan covering qualifying U.S. employees (the “medical plan” and together with the pension plans, the “post-retirement plans”). Assumptions for the valuation of benefit plan obligations include the life expectancy of the plans’ participants. During 2014, the Society of Actuaries (“SOA”) published new mortality tables to reflect current actuarial expectations of life expectancy in the U.S. On December 31, 2014, the Company incorporated the new mortality tables, which show longer life expectancy, into its valuation assumptions for the U.S. benefit plans. The Company also offers defined contribution plans to its employees. The post-retirement plans generally provide benefits to participants based on average levels of compensation. Expenses related to the Company’s employee benefit plans are included in “compensation and benefits” expense on the consolidated statements of operations.

Employer Contributions to Pension Plans—The Company’s funding policy for its U.S. and non-U.S. pension plans is to fund when required or when applicable upon an agreement with the plans’ trustees (the “Trustees”). Management also evaluates from time to time whether to make voluntary contributions to the plans.

On April 30, 2012, the Company and the Trustees of the U.K. pension plans concluded the December 31, 2010 triennial valuations of the plans. In connection with such valuations and a previously negotiated agreement with the Trustees, the Company and the Trustees agreed upon pension funding terms (the “agreement”) pursuant to which the Company agreed to make plan contributions of 1 million British pounds during each year from 2012 through 2020 inclusive and to make annual contributions of 1 million British pounds into an account security arrangement during each year from 2014 through 2020 inclusive. It was further agreed that, to the extent that the value of the plans’ assets falls short of the funding target for June 1, 2020 that has been agreed upon with the Trustees, the assets from the account security arrangement would be released into the plans at that date. Additionally, the Company agreed to fund the expenses of administering the plans, including certain regulator levies and the cost of other professional advisors to the plans. The terms of the agreement are subject to adjustment based on the results of subsequent triennial valuations, the first of which is underway. The aggregate amount in the account security arrangement was approximately $17,500 and $16,900 at December 31, 2014 and 2013, respectively, and has been

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

recorded in “cash deposited with clearing organizations and other segregated cash” on the accompanying consolidated statements of financial condition. Income on the account security arrangement accretes to the Company and is recorded in interest income.

The Company does not expect to make a contribution to the U.S. pension plans during the year ending December 31, 2015. The Company expects to contribute approximately $1,600 to the U.K. pension plans and approximately $4,200 to the other non-U.S. pension plans during the year ending December 31, 2015.

The following table summarizes the changes in the benefit obligations, the fair value of the assets, the funded status and amounts recognized in the consolidated statements of financial condition for the post-retirement plans. The Company uses December 31 as the measurement date for its post-retirement plans.

	Pension Plans		Medical Plan
	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$709,850	$656,025	$5,080	$5,668
Service cost	971	940	33	53
Interest cost	30,041	27,219	194	182
Actuarial (gain) loss	97,495	32,329	428	(647)
Benefits paid	(29,663)	(23,258)	(221)	(176)
Foreign currency translation and other adjustments	(44,525)	16,595

Benefit obligation at end of year	764,169	709,850	5,514	5,080

Change in plan assets
Fair value of plan assets at beginning of year	643,844	607,705
Actual return on plan assets	91,829	41,353
Employer contributions	7,648	2,274	221	176
Benefits paid	(28,877)	(23,258)	(221)	(176)
Foreign currency translation and other adjustments	(41,868)	15,770

Fair value of plan assets at end of year	672,576	643,844	–	–

Funded (deficit) at end of year	$(91,593)	$(66,006)	$(5,514)	$(5,080)

Amounts recognized in the consolidated statements of financial condition at December 31, 2014 and 2013 consist of:
Prepaid pension asset (included in “other assets”)	$–	$148
Accrued benefit liability (included in “other liabilities”)	(91,593)	(66,154)	$(5,514)	$(5,080)

Net amount recognized	$(91,593)	$(66,006)	$(5,514)	$(5,080)

Amounts recognized in AOCI (excluding tax benefits of $37,567 and $30,448 at December 31, 2014 and 2013, respectively) consist of:
Actuarial net loss (gain)	$186,637	$159,575	$360	$(597)
Prior service cost	5,235	8,901	–	–

Net amount recognized	$191,872	$168,476	$360	$(597)

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the fair value of plan assets, the accumulated benefit obligation and the projected benefit obligation at December 31, 2014 and 2013:

	U.S. Pension Plans As Of December 31,		Non-U.S. Pension Plans As Of December 31,		Total As Of December 31,
	2014	2013	2014	2013	2014	2013
Fair value of plan assets	$26,766	$26,200	$645,810	$617,644	$672,576	$643,844
Accumulated benefit obligation	$37,035	$29,427	$727,134	$680,423	$764,169	$709,850
Projected benefit obligation	$37,035	$29,427	$727,134	$680,423	$764,169	$709,850

The following table summarizes the components of net periodic benefit cost (credit), the return on the Company’s post-retirement plan assets, benefits paid, contributions and other amounts recognized in AOCI for the years ended December 31, 2014, 2013 and 2012:

	Pension Plans For The Year Ended December 31,			Medical Plan For The Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Components of Net Periodic Benefit Cost (Credit):
Service cost	$971	$940	$670	$33	$53	$60
Interest cost	30,041	27,219	27,636	194	182	211
Expected return on plan assets	(32,607)	(27,078)	(26,657)
Amortization of:
Prior service cost	2,841	2,843	2,751
Net actuarial loss (gain)	4,360	3,691	1,658	(529)
Settlement loss (a)	–	–	1,135

Net periodic benefit cost (credit)	$5,606	$7,615	$7,193	$(302)	$235	$271

Actual return on plan assets	$91,829	$41,353	$33,882
Employer contributions	$7,648	$2,274	$8,221	$221	$176	$275
Benefits paid	$28,877	$23,258	$26,420	$221	$176	$275
Other changes in plan assets and benefit obligations recognized in AOCI (excluding tax benefit of $7,119, $4,459 and $11,805 during the years ended December 31, 2014, 2013 and 2012, respectively):
Net actuarial (gain) loss	$41,082	$17,251	$50,209	$428	$(647)	$310
Reclassification of prior service (cost) credit to earnings	(2,841)	(2,843)	(2,751)
Reclassification of actuarial gain (loss) to earnings	(4,360)	(3,691)	(2,793)	529
Currency translation and other adjustments	(10,485)	3,284	2,729

Total recognized in AOCI	$23,396	$14,001	$47,394	$957	$(647)	$310

Net amount recognized in total periodic benefit cost and AOCI	$29,002	$21,616	$54,587	$655	$(412)	$581

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

The amounts in AOCI on the consolidated statement of financial condition as of December 31, 2014 that are expected to be recognized as components of net periodic benefit cost (credit) for the year ending December 31, 2015 are as follows:

	Pension Plans	Medical Plan	Total
Prior service cost	$2,600	$–	$2,600
Net actuarial loss (gain)	$4,821	$–	$4,821

The assumptions used to develop actuarial present value of the projected benefit obligation and net periodic pension cost as of or for the years ended December 31, 2014, 2013 and 2012 are set forth below:

	Pension Plans December 31,			Medical Plan December 31,
	2014	2013	2012	2014	2013	2012
Weighted average assumptions used to determine benefit obligations:
Discount rate	3.4%	4.3%	4.6%	3.7%	4.3%	3.4%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	2.0%	3.3%	3.2%	4.3%	3.4%	4.1%
Expected long-term rate of return on plan assets	5.1%	4.7%	4.7%	–	–	–
Healthcare cost trend rates used to determine net periodic benefit cost:
Initial				7.5%	8.0%	8.0%
Ultimate				5.0%	5.0%	6.0%
Year ultimate trend rate achieved				2019	2019	2016

Generally, the Company determined the discount rates for its defined benefit plans by utilizing indices for long-term, high-quality bonds and ensuring that the discount rate does not exceed the yield reported for those indices after adjustment for the duration of the plans’ liabilities.

In selecting the expected long-term rate of return on plan assets, the Company considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of the plan, giving consideration to expected returns on different asset classes held by the plans in light of prevailing economic conditions as well as historical returns. This basis is consistent for all years presented.

The assumed cost of healthcare has an effect on the amounts reported for the Company’s medical plan. A 1% change in the assumed healthcare cost trend rate would increase (decrease) our cost and obligation as follows:

	1% Increase		1% Decrease
	2014	2013	2014	2013
Cost	$29	$33	$(22)	$(24)
Obligation	$779	$675	$(580)	$(494)

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Expected Benefit Payments—The following table summarizes the expected benefit payments for the Company’s post-retirement plans for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

	Pension Plans	Medical Plan
2015	$24,059	$358
2016	25,103	364
2017	25,619	366
2018	27,551	368
2019	29,077	371
2020-2024	160,294	1,847

Plan Assets—The following tables present the categorization of our pension plans’ assets as of December 31, 2014 and 2013, measured at fair value, into a fair value hierarchy in accordance with fair value measurement disclosure requirements:

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Asset Category
Cash	$13,226	$–	$–	$13,226
Debt	52,439	–	–	52,439
Equities	31,253	–	–	31,253
Funds:
Alternative investments	457	304	578	1,339
Debt	13,570	357,522	1,793	372,885
Equity	194,898	6,536	–	201,434

Total	$305,843	$364,362	$2,371	$672,576

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Asset Category
Cash	$5,835	$–	$–	$5,835
Debt	43,764	–	–	43,764
Equities	27,762	–	–	27,762
Funds:
Alternative investments	907	43,123	698	44,728
Debt	11,942	323,812	2,222	337,976
Equity	183,779	–	–	183,779

Total	$273,989	$366,935	$2,920	$643,844

Activity in the fair value of the pension plans’ Level 3 debt and alternative investment funds for the years ended December 31, 2014 and 2013 consisted of net unrealized/realized gains (losses) of $(379) and $434, respectively and favorable (unfavorable) foreign currency translation adjustments of $(170) and $58, respectively.

Included in Level 1 and 2 equity funds are $70,490 and $81,633 as of December 31, 2014 and 2013, respectively, that are invested in funds managed by LAM.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Consistent with the plans’ investment strategies, at December 31, 2014 and 2013, the Company’s U.S. pension plan had 49% and 54%, respectively, of the plans’ assets invested in Level 1 and Level 2 equity funds and 51% and 46%, respectively, invested in Level 1 debt funds. The Company’s non-U.S. pension plans at December 31, 2014 and 2013 had 34% and 32%, respectively, of the plans’ assets invested in equities and equity funds that are primarily Level 1 assets; 64% and 60%, respectively of the plans’ assets invested in debt and debt funds that are primarily Level 2 assets, and 2% and 8%, respectively, of the plans’ assets invested in cash, which is a Level 1 asset, or in alternative investment funds that are primarily Level 1 and Level 2 assets.

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

Defined Contribution Plans—Pursuant to certain matching contributions, the Company contributes to employer sponsored defined contribution plans. Such contributions amounted to $11,904, $11,778 and $13,070 for the years ended December 31, 2014, 2013 and 2012, respectively, which are included in “compensation and benefits” expense on the consolidated statements of operations.

16.	COST SAVING INITIATIVES

In October 2012, the Company announced cost saving initiatives (the “Cost Saving Initiatives”) relating to the Company’s operations. These initiatives included streamlining our corporate structure and consolidating support functions; realigning our investments into areas with potential for the greatest long-term return; the settlement of certain contractual obligations; reducing occupancy costs; and creating greater flexibility to retain and attract the best people and invest in new growth areas.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Expenses associated with the implementation of the Cost Saving Initiatives were completed during the year ended December 31, 2013. The Company incurred these expenses, by segment, as reflected in the tables below:

	Financial Advisory	Asset Management	Corporate	Total
Year Ended December 31, 2013:
Compensation and benefits	$45,746	$236	$5,417	$51,399
Other	2,033	(1)	11,272	13,304

Total	$47,779	$235	$16,689	$64,703

	Financial Advisory	Asset Management	Corporate	Total
Cumulative October 2012 Through December 31, 2013:
Compensation and benefits	$121,879	$12,292	$17,215	$151,386
Other	3,432	732	11,729	15,893

Total	$125,311	$13,024	$28,944	$167,279

Activity related to the obligations pursuant to the Cost Saving Initiatives during 2014 was as follows:

	Accrued Compensation and Benefits	Other Liabilities	Total
Balance, January 1, 2014	$11,860	$5,356	$17,216
Less:
Settlements	(11,651)	(1,050)	(12,701)

Balance, December 31, 2014	$209	$4,306	$4,515

17.	INCOME TAXES

Lazard Ltd, through its subsidiaries, is subject to U.S. federal income taxes on all of its U.S. operating income, as well as on the portion of non-U.S. income attributable to its U.S. subsidiaries. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes in foreign jurisdictions. Lazard Group is also subject to UBT attributable to its operations apportioned to New York City.

Substantially all of Lazard’s foreign operations are conducted in “pass-through” entities for U.S. income tax purposes. The Company provides for U.S. income taxes on a current basis for those earnings. The repatriation of prior earnings attributable to “non-pass-through” entities would not result in the recognition of a material amount of additional U.S. income taxes.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The components of the Company’s provision (benefit) for income taxes for the years ended December 31, 2014, 2013 and 2012, and a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rates for such years, are shown below.

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$3,112	$(3,678)	$2,094
Foreign	61,143	41,084	27,650
State and local (primarily UBT)	5,519	(167)	5,813

Total current	69,774	37,239	35,557

Deferred:
Federal	2,766	19,934	(3,330)
Foreign	9,239	(4,520)	(1,127)
State and local (primarily UBT)	3,623	(960)	–

Total deferred	15,628	14,454	(4,457)

Total	$85,402	$51,693	$31,100

	Year Ended December 31,
	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Income of noncontrolling interests	(0.5)	(0.8)	(2.4)
Share-based incentive compensation	–	–	7.4
Foreign source income not subject to U.S. income tax	(12.4)	(12.7)	(34.6)
Foreign taxes	8.2	14.1	13.5
State and local taxes (primarily UBT)	1.8	2.6	3.4
Change in U.S. federal valuation allowance	(18.7)	(14.9)	1.4
Other, net	3.0	0.5	1.4

Effective income tax rate	16.4%	23.8%	25.1%

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

	December 31,
	2014	2013
Deferred Tax Assets:
Basis adjustments (primarily as a result of (i) the separation and recapitalization transactions that occurred during 2005 in connection with our initial public offering and (ii) subsequent secondary offerings)	$598,607	$739,059
Compensation and benefits	258,976	250,413
Net operating loss and tax credit carryforwards	283,198	348,433
Depreciation and amortization	950	8,169
Other	36,470	58,273

Gross deferred tax assets	1,178,201	1,404,347
Valuation allowance	(1,044,152)	(1,225,305)

Deferred tax assets (net of valuation allowance)	$134,049	$179,042

Deferred Tax Liabilities:
Depreciation and amortization	$21,908	$19,296
Compensation and benefits	28,035	30,042
Goodwill	15,289	15,434
Other	39,705	70,394

Deferred tax liabilities	$104,937	$135,166

The basis adjustments recorded as of December 31, 2014 and 2013 are the result of:

•

purchases and redemptions of historical and working member interests consummated in connection with the separation and recapitalization of the Company, which resulted in deferred tax assets of $95,784 and $123,027 at December 31, 2014 and 2013, respectively;

•

tax basis step-ups resulting primarily from the exchange of LAZ-MD exchangeable interests and from the acquisition of equity interest of LAM partners, which in the aggregate resulted in deferred tax assets of $496,821 and $603,552 at December 31, 2014 and 2013, respectively;

•	tax basis step-up for U.S. income tax purposes on certain U.K. assets, which resulted in deferred tax assets of $1,473 and $6,538 at December 31, 2014 and 2013, respectively; and

•	tax basis step-up for payments made under the tax receivable agreement of $4,529 and $5,942 at December 31, 2014 and 2013, respectively.

The historical profitability of each tax paying entity is an important factor in determining whether to record a valuation allowance and when to release any such allowance. Several of our tax-paying entities at which we have recorded significant valuation allowances were profitable on a cumulative basis for the three years ended December 31, 2014, but substantially all of the profitability of these entities during that period was achieved during 2014 (and these entities experienced losses in 2012).

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

In assessing our valuation allowance, we have considered all available information, including the historical volatility of operating results of the relevant tax-paying entities, and the fact that the recent results of operations of the entities reflect only one year of significant profitability in the three year period ended December 31, 2014. Based upon this analysis, we do not believe that our principal tax paying entities have attained a sustained level of profitability yet, and, therefore, we continue to maintain a valuation allowance on substantially all of our deferred tax assets as of December 31, 2014.

The valuation allowance at December 31, 2014 of $1,044,152 reflects a net decrease of $181,153 from the balance of $1,225,305 at December 31, 2013. This net decrease in the valuation allowance for the year ended December 31, 2014 consists of additions of $43,001 and $28,257 for the amounts charged to income tax expense and stockholders’ equity, respectively, and a deduction of $246,052 and $6,359 which was credited to income tax expense and stockholders’ equity, respectively. Of the net amount credited to income tax expense of $203,051 above, approximately $106,000 is due primarily to the remeasurement of certain deferred tax assets with a corresponding valuation allowance.

The Company had net operating loss and tax credit carryforwards for which related deferred tax assets of $283,198 were recorded at December 31, 2014 primarily relating to:

(i)	indefinite-lived carryforwards (subject to various limitations) of approximately $43,000, primarily in the U.K., Australia, Germany, Singapore and Italy; and

(ii)	certain carryforwards of approximately $230,000 in the U.S., which begin expiring in 2029.

As a result of certain realization requirements regarding share-based incentive plan awards, certain deferred tax assets pertaining to tax deductions related to equity compensation in excess of compensation recognized for financial reporting that would otherwise have been recognized at December 31, 2014 and 2013 of $46,633 and $30,200 are not included in the table above. The impact of such excess tax deductions will be recorded in stockholders’ equity if and when such deferred tax assets are ultimately realized.

With few exceptions, the Company is no longer subject to income tax examination by foreign tax authorities and by U.S. federal, state and local tax authorities for years prior to 2010. While we are under examination in various tax jurisdictions with respect to certain open years, the Company does not expect that the result of any final determination related to these examinations will have a material impact on its financial statements. Developments with respect to such examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year Ended December 31,
	2014	2013	2012
Balance, January 1 (excluding interest and penalties of $12,200, $14,799 and $8,454, respectively)	$62,905	$55,947	$62,200
Increases in gross unrecognized tax benefits relating to tax positions taken during:
Prior years	2,837	417	1,393
Current year	18,698	17,596	19,690
Decreases in gross unrecognized tax benefits relating to:
Tax positions taken during prior years	(3,191)	(385)	(5,397)
Settlements with tax authorities	–	(5,587)	(12,077)
Lapse of the applicable statute of limitations	(13,025)	(5,083)	(9,862)

Balance, December 31 (excluding interest and penalties of $13,004, $12,200 and $14,799, respectively)	$68,224	$62,905	$55,947

Additional information with respect to unrecognized tax benefits is as follows:

	Year Ended December 31,
	2014	2013	2012
Unrecognized tax benefits at the end of the year that, if recognized, would favorably affect the effective tax rate (includes interest and penalties of $13,004, $12,200 and $14,799, respectively)	$40,353	$36,272	$44,452
Offset to deferred tax assets for unrecognized tax benefits that, if recognized, would not affect the effective tax rate	$40,875	$38,833	$26,294
Interest and penalties recognized in current income tax expense (after giving effect to the reversal of interest and penalties of $3,177, $7,326 and $3,130, respectively)	$804	$(2,599)	$6,345

The Company anticipates that it is reasonably possible that approximately $9,000 of unrecognized tax benefits, including interest and penalties recorded at December 31, 2014 may be recognized within 12 months as a result of the lapse of the statute of limitations in various tax jurisdictions.

Tax Receivable Agreement

The redemption of partnership interests that were held by former and current managing directors of the Company (including the Company’s executive officers) in connection with the Company’s separation and recapitalization that occurred in May 2005 and the subsequent exchanges of LAZ-MD Holdings exchangeable interests for shares of Class A common stock, have resulted in increases in the tax basis of the tangible or intangible assets of Lazard Group. Included in our deferred tax assets as of December 31, 2014 are approximately $544,000 related to certain basis step-up assets and approximately $255,000 of net operating losses generated by the amortization of such step-up assets, all of which are subject to the tax receivable agreement dated as of May 10, 2005 with LMDC Holdings. The tax receivable agreement requires the Company to pay LMDC Holdings 85% of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of these increases in tax basis. The Company records provisions for payments under the tax receivable agreement to the extent they are probable and estimable. During the years ended December 31, 2014 and 2013, the Company recorded a “provision pursuant to tax

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

receivable agreement” on the consolidated statements of operations of $18,307 and $1,249, respectively (no provision was required for the year ended December 31, 2012), with the liability related thereto included within “related party payables” on the consolidated statement of financial condition (see Note 19 of Notes to Consolidated Financial Statements). The amount of $1,249 for the year ended December 31, 2013, was reclassified from “operating expenses-other” to conform to the manner of presentation in the current period.

18.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

The Company’s basic and diluted net income per share calculations for the years ended December 31, 2014, 2013 and 2012 are computed as described below.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The calculations of the Company’s basic and diluted net income per share and weighted average shares outstanding for the years ended December 31, 2014, 2013 and 2012 are presented below:

	Year Ended December 31,
	2014	2013	2012
Net income attributable to Lazard Ltd	$427,277	$160,212	$84,309
Add (deduct) - adjustment associated with Class A common stock issuable on a non-contingent basis	–	–	7

Net income attributable to Lazard Ltd - basic	427,277	160,212	84,316
Add - dilutive effect, as applicable, of:
Adjustments to income relating to interest expense and changes in net income attributable to noncontrolling interests resulting from assumed Class A common stock issuances in connection with share-based incentive compensation, and exchangeable interests, net of tax	581	1,065	371

Net income attributable to Lazard Ltd - diluted	$427,858	$161,277	$84,687

Weighted average number of shares of Class A common stock outstanding	121,942,939	120,096,305	116,163,821
Add - adjustment for shares of Class A common stock issuable on a non-contingent basis	408,897	757,962	790,168

Weighted average number of shares of Class A common stock outstanding - basic	122,351,836	120,854,267	116,953,989
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of Class A common stock issuable from share-based incentive compensation and exchangeable interests	11,461,287	12,882,812	12,371,633

Weighted average number of shares of Class A common stock outstanding - diluted	133,813,123	133,737,079	129,325,622

Net income attributable to Lazard Ltd per share of Class A common stock:
Basic	$3.49	$1.33	$0.72

Diluted	$3.20	$1.21	$0.65

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

19.	RELATED PARTIES

Amounts receivable from, and payable to, related parties are set forth below:

	December 31,
	2014	2013
Receivables
LMDC Holdings	$1,107	$7,794
Other	160	126

Total	$1,267	$7,920

Payables
LMDC Holdings	$20,654	$4,300
Other	1,240	731

Total	$21,894	$5,031

LMDC Holdings

LMDC Holdings owned and operated the capital markets business and fund management activities, as well as other specified non-operating assets and liabilities, that were transferred to it by Lazard Group (referred to as the “separated businesses”) in May 2005 and continues to be owned in large part by former and current managing directors of the Company (including the Company’s executive officers). In addition to the master separation agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LMDC Holdings (the “master separation agreement”), which effected the separation and recapitalization that occurred in May 2005, LMDC Holdings entered into certain agreements that addressed various business matters associated with the separation, including agreements related to administrative and support services (the “administrative services agreement”). In addition, LMDC Holdings and Lazard Group entered into a business alliance agreement (the “business alliance agreement”) and a license agreement (the “license agreement”).

In the third quarter of 2014, the Company entered into arrangements with LMDC Holdings and certain of its subsidiaries pursuant to which, among other things, the Company acquired certain assets from LMDC Holdings relating to its convertible securities business, the business alliance provided for in the business alliance agreement terminated, and LMDC Holdings relinquished certain license rights previously granted under the license agreement. In addition, LMDC Holdings surrendered certain leasehold interests, including leasehold improvements, to the Company, and was relieved of obligations to pay related sublease rent. See Note 12 of Notes to Consolidated Financial Statements. The Company does not believe that any of these arrangements will have a material effect on its consolidated financial position or results of operations.

For the years ended December 31, 2014, 2013 and 2012, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $879, $1,456 and $7,637, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $795, $(1,646) and $5,947, respectively. Amounts relating to the administrative services agreement are reported as reductions to operating expenses. Net referral fees for underwriting transactions under the business alliance agreement are reported in “revenue-other”. Net referral fees for private placement, M&A and restructuring transactions under the business alliance agreement are reported in advisory fee revenue.

Receivables from LMDC Holdings and its subsidiaries as of December 31, 2014 and 2013 include $1,107 and $3,112, respectively, related to administrative and support services and other receivables which include sublease income and reimbursement of expenses incurred on behalf of LMDC Holdings, and at December 31, 2013, $4,682

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

related to referral fees for underwriting and private placement transactions. Payables to LMDC Holdings and its subsidiaries at December 31, 2014 and 2013 include $1,077 and $3,051, respectively, primarily relating to referral fees for Financial Advisory and other transactions, and, at December 31, 2014 and 2013, $19,577 and $1,249, respectively, related to obligations pursuant to the tax receivable agreement (see Note 17 of Notes to Consolidated Financial Statements).

Other

For the years ended December 31, 2014, 2013 and 2012, amounts recorded by Lazard Group relating to referral fees for restructuring and M&A transactions and fee sharing with MBA Lazard Holdings S.A. and its affiliates (“MBA”), an Argentina-based group in which the Company has a 50% ownership interest, amounted to $(5,557), $(2,221) and $1,506, respectively, and are reported in advisory fee revenue.

Other receivables and payables at December 31, 2014 and 2013 primarily relate to referral fees for M&A and restructuring transactions with MBA.

LAZ-MD Holdings

Lazard Group provided certain administrative and support services to LAZ-MD Holdings through the administrative services agreement. Lazard Group charged LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the years ended December 31, 2014, 2013 and 2012, such charges amounted to $856, $1,000 and $1,000, respectively.

20.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6  2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At December 31, 2014, LFNY’s regulatory net capital was $128,382, which exceeded the minimum requirement by $123,999. LFNY’s aggregate indebtedness to net capital ratio was 0.51:1 as of December 31, 2014.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At December 31, 2014, the aggregate regulatory net capital of the U.K. Subsidiaries was $86,273, which exceeded the minimum requirement by $68,683.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the ACPR for its banking activities conducted through its subsidiary, LFB. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), also are subject to regulation and supervision by the Autorité des Marchés Financiers. At December 31, 2014, the consolidated regulatory net capital of CFLF was $134,708, which exceeded the minimum requirement set for regulatory capital levels by $87,130. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this new supervision, the combined

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

European regulated group is required to comply with minimum requirements for regulatory net capital and satisfy periodic financial and other reporting obligations. At December 31, 2014, the regulatory net capital of the combined European regulated group was $180,047, which exceeded the minimum requirement set for regulatory capital levels by $104,309. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure (which is similar to the information that the Company had already been providing informally). This new supervision under, and provision of information to, the ACPR became effective December 31, 2013.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At December 31, 2014, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $111,224, which exceeded the minimum required capital by $84,699.

At December 31, 2014, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

Any new or expanded rules and regulations that may be adopted in countries in which we operate (including regulations that have not yet been proposed) could affect us in other ways.

21.	SEGMENT INFORMATION

The Company’s reportable segments offer different products and services and are managed separately as different levels and types of expertise are required to effectively manage the segments’ transactions. Each segment is reviewed to determine the allocation of resources and to assess its performance. The Company’s principal operating activities are included in two business segments as described in Note 1 above: Financial Advisory and Asset Management. In addition, as described in Note 1 above, the Company records selected other activities in its Corporate segment.

The Company’s segment information for the years ended December 31, 2014, 2013 and 2012 is prepared using the following methodology:

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

Each segment’s operating expenses include (i) compensation and benefits expenses incurred directly in support of the businesses and (ii) other operating expenses, which include directly incurred expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, human resources legal, facilities management and senior management activities.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

For the years ended December 31, 2014, 2013 and 2012, no individual client constituted more than 10% of the net revenue of any of the Company’s business segments.

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		As Of Or For The Year Ended December 31,
		2014	2013(b)	2012(b)
Financial Advisory	Net Revenue	$1,206,734	$980,577	$1,049,090
	Operating Expenses (a)	977,681	959,668	1,057,620

	Operating Income (Loss)	$229,053	$20,909	$(8,530)

	Total Assets	$785,557	$714,708	$793,007

Asset Management	Net Revenue	$1,134,595	$1,039,130	$896,260
	Operating Expenses (a)	749,345	704,045	659,502

	Operating Income	$385,250	$335,085	$236,758

	Total Assets	$588,403	$612,018	$566,677

Corporate	Net Revenue	$(40,882)	$(34,355)	$(32,902)
	Operating Expenses (a)	53,956	104,832	71,441

	Operating Loss	$(94,838)	$(139,187)	$(104,343)

	Total Assets	$1,958,276	$1,684,411	$1,627,209

Total	Net Revenue	$2,300,447	$1,985,352	$1,912,448
	Operating Expenses (a)	1,780,982	1,768,545	1,788,563

	Operating Income	$519,465	$216,807	$123,885

	Total Assets	$3,332,236	$3,011,137	$2,986,893

(a)	Operating expenses include depreciation and amortization of property as set forth in table below.

	Year Ended December 31,
	2014	2013	2012
Financial Advisory	$4,826	$5,256	$5,710
Asset Management	2,610	2,556	3,250
Corporate	27,028	26,938	21,895

Total	$34,464	$34,750	$30,855

(b)	See Note 16 of Notes to Consolidated Financial Statements for information regarding the Cost Saving Initiatives and the impact on each of the Company’s business segments.

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

	As Of Or For The Year Ended December 31,
	2014	2013	2012
Net Revenue:
United States	$1,308,220	$1,217,014	$1,172,566
United Kingdom	277,610	205,695	180,784
France	376,432	281,740	265,523
Other Western Europe	150,810	123,975	132,754
Rest of World	187,375	156,928	160,821

Total	$2,300,447	$1,985,352	$1,912,448

Operating Income (Loss):
United States	$320,082	$234,247	$169,111
United Kingdom	61,744	(6,474)	(37,329)
France	87,308	14,845	8,332
Other Western Europe	12,634	(8,260)	(20,812)
Rest of World	37,697	(17,551)	4,583

Total	$519,465	$216,807	$123,885

Identifiable Assets:
United States	$1,840,882	$1,529,695	$1,507,331
United Kingdom	266,584	239,606	226,578
France	809,241	824,712	808,655
Other Western Europe	135,889	118,939	114,763
Rest of World	279,640	298,185	329,566

Total	$3,332,236	$3,011,137	$2,986,893

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY RESULTS (UNAUDITED)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2014 and 2013. These quarterly results were prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	2014 Fiscal Quarter
	First	Second	Third	Fourth	Year
	(dollars in thousands, except per share data)
Net revenue	$533,400	$566,896	$566,211	$633,940	$2,300,447
Operating expenses	426,220	467,916	452,499	434,347	1,780,982

Operating income	$107,180	$98,980	$113,712	$199,593	$519,465

Net income	$85,429	$85,909	$89,920	$172,805	$434,063
Less - net income attributable to noncontrolling interests	4,587	717	1,061	421	6,786

Net income attributable to Lazard Ltd	$80,842	$85,192	$88,859	$172,384	$427,277

Attributable to Lazard Ltd Class A common stockholders:
Net income per share of common stock:
Basic	$0.66	$0.69	$0.73	$1.41	$3.49
Diluted	$0.61	$0.64	$0.67	$1.29	$3.20
Dividends declared per share of common stock	$0.30	$0.30	$0.30	$0.30	$1.20

	2013 Fiscal Quarter
	First(a)	Second(a)	Third	Fourth(b)	Year
	(dollars in thousands, except per share data)
Net revenue	$401,903	$490,405	$480,354	$612,690	$1,985,352
Operating expenses	380,306	449,467	399,236	539,536	1,768,545

Operating income	$21,597	$40,938	$81,118	$73,154	$216,807

Net income	$17,649	$31,921	$62,748	$52,796	$165,114
Less - net income (loss) attributable to noncontrolling interests	2,289	568	2,466	(421)	4,902

Net income attributable to Lazard Ltd	$15,360	$31,353	$60,282	$53,217	$160,212

Attributable to Lazard Ltd Class A common stockholders:
Net income per share of common stock:
Basic	$0.13	$0.26	$0.49	$0.44	$1.33
Diluted	$0.12	$0.24	$0.45	$0.40	$1.21
Dividends declared per share of common stock	—	$0.25	$0.25	$0.50	$1.00

(a)	See Note 16 of Notes to Consolidated Financial Statements for information regarding the Cost Saving Initiatives.
(b)	See Note 11 of Notes to Consolidated Financial Statements for information regarding the debt refinancing.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2014 (the end of the period covered by this Annual Report on Form 10-K). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Information regarding members of the Board of Directors, including its audit committee and audit committee financial expert, as well as information regarding our Code of Business Conduct and Ethics that applies to our Chief Executive Officer and senior financial officers, will be presented in Lazard Ltd’s definitive proxy statement for its 2015 annual general meeting of shareholders, which will be held in April 2015, and is incorporated herein by reference. Information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Lazard Ltd’s definitive proxy statement for its 2015 annual general meeting of shareholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding executive officer and director compensation will be presented in Lazard Ltd’s definitive proxy statement for its 2015 annual general meeting of shareholders, which will be held in April 2015, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related shareholder matters will be presented in Lazard Ltd’s definitive proxy statement for its 2015 annual general meeting of shareholders, which will be held in April 2015, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 regarding securities issued under our 2005 Equity Incentive Plan and 2008 Incentive Compensation Plan.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	2008 Incentive Compensation Plan(1)	15,851,914		(4)	23,077,913
Equity compensation plans not approved by security holders	2005 Equity Incentive Plan(2)	40,405	(3)	(4)	6,825,575	(5)

Total		15,892,319	(3)		29,903,488

(1)

Our 2008 Incentive Compensation Plan was approved by the stockholders of Lazard Ltd on May 6, 2008. The number of shares of Lazard Ltd Class A common stock available for issuance under the 2008 Incentive Compensation Plan is determined by a formula, which generally provides that the aggregate number of shares subject to outstanding awards under the 2008 Incentive Compensation Plan may not exceed 30% of the aggregate number of then-outstanding shares of Lazard Ltd Class A common stock.
(2)	Our 2005 Equity Incentive Plan was established prior to our equity public offering in May 2005 and, as a result, did not require approval by security holders.
(3)

Represents outstanding stock unit awards, after giving effect to forfeitures, as of December 31, 2014. As of that date, the only grants made under the 2005 Equity Incentive Plan and 2008 Incentive Compensation Plan have been in the form of stock unit awards and restricted stock awards. See Note 14 of Notes to Consolidated Financial Statements for a description of the plans.

(4)

Each restricted stock unit awarded under our 2005 Equity Incentive Plan and 2008 Incentive Compensation Plan was granted at no cost to the persons receiving them and represents the contingent right to receive the equivalent number of shares of Lazard Ltd Class A common stock. PRSUs awarded are based on the achievement of performance criteria and the number of shares of Class A common stock that may be received generally can range from zero to two times the target number.

(5)	Gives effect to the number of securities remaining available for future issuance, after considering the impact of vested RSUs that will not be delivered as a result of withholding taxes.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence, will be presented in Lazard Ltd’s definitive proxy statement for its 2015 annual general meeting of shareholders, which will be held in April 2015, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be presented in Lazard Ltd’s definitive proxy statement for its 2015 annual general meeting of shareholders, which will be held in April 2015, and is incorporated herein by reference.

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

4.4	Fourth Supplemental Indenture, dated as of June 21, 2007, between Lazard Group LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on June 22, 2007).

4.5	Fifth Supplemental Indenture, dated as of November 14, 2013, between Lazard Group LLC and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on November 14, 2013).

4.6	Form of Senior Note (included in Exhibits 4.3, 4.4 and 4.5).

10.1	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.2	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

10.3	Amendment No. 2, dated as of May 9, 2008, to the Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 8, 2008).

10.4	Amendment No. 3, dated as of April 27, 2010, to the Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.5	Tax Receivable Agreement, dated as of May 10, 2005, by and among Ltd Sub A, Ltd Sub B and LFCM Holdings LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.6	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.7	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.8	Amendment dated as of February 16, 2011, by and among RCPI Landmark Properties, L.L.C. (as the successor in interest to Rockefeller Center Properties), RCPI 30 Rock 22234849, L.L.C. and Lazard Group LLC (as the successor in interest to Lazard Frères & Co. LLC), to the Lease dated as of January 27, 1994, by and among Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.9	Occupational Lease, dated as of August 9, 2002, by and among Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.10*	Lazard Ltd 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.11*	Lazard Ltd 2008 Incentive Compensation Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.12*	2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.13*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for, Scott D. Hoffman (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.14*	Form of First Amendment, dated as of May 7, 2008, to Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, for Scott D. Hoffman (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 9, 2008).

10.15*	Amendment, dated as of February 23, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005 and amended as of May 7, 2008, for Scott D. Hoffman (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.16*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.17*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between Lazard Group LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.18*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, with Alexander F. Stern (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on March 23, 2010).

10.19*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, by and between Lazard Group LLC and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 001-32492) filed on March 1, 2010).

10.20*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, with Kenneth M. Jacobs (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) field on March 23, 2010).

10.21*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between Lazard Group LLC and Matthieu Bucaille (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.22*	First Amendment, dated as of April 1, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, between Lazard Group LLC and Matthieu Bucaille (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.23*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.24*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.25*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.26*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.27*	Form of Agreement evidencing a grant of Deferred Cash Award to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.28*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.29*	First Amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 1, 2007).

10.30	Senior Revolving Credit Agreement, dated as of September 25, 2012, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 1, 2012).

10.31*	Form of Agreement evidencing a grant of Restricted Stock under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.32*	Form of Agreement evidencing a grant of Lazard Fund Interests under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.33*	Form of Agreement evidencing a grant of Restricted Stock Units and Restricted Stock to Executive Officers who are or may become eligible for retirement under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.53 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 2, 2012).

10.34*	First Amendment, dated as of August 2, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 15, 2005, between Lazard Group LLC and Ashish Bhutani (incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on August 4, 2011).

10.35*

Second Amendment, dated as of October 24, 2012, to the Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005 and amended on March 23, 2010, among the Registrant, Lazard Group LLC and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q

filed on November 1, 2012).

10.36*	Second Amendment, dated as of March 14, 2013, to the Agreement Relating to Retention and Noncompetition and Other Covenants dated as of March 15, 2005 and amended on August 2, 2011, among the Registrant, Lazard Group LLC and Ashish Bhutani (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2013).

10.37*	Second Amendment, dated as of March 14, 2013, to the Agreement Relating to Retention and Noncompetition and Other Covenants dated as of October 4, 2004 and amended on April 1, 2011, among the Registrant, Lazard Group LLC and Matthieu Bucaille (incorporated by reference to Exhibit 10.51 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2013).

10.38*	Second Amendment, dated as of March 14, 2013, to the Agreement Relating to Retention and Noncompetition and Other Covenants dated as of May 4, 2005 and amended on May 7, 2008 and February 23, 2011, among the Registrant, Lazard Group LLC and Scott D. Hoffman (incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2013).

10.39*	Second Amendment, dated as of March 14, 2013, to the Agreement Relating to Retention and Noncompetition and Other Covenants dated as of October 4, 2004 and amended on March 23, 2010, among the Registrant, Lazard Group LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.53 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2013).

10.40*	Form of Agreement evidencing a grant of Performance-Based Stock Units under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2013).

10.41*	Form of Agreement evidencing a grant of Lazard Fund Interests to Named Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2013).

10.42*	Form of Agreement evidencing a grant of Restricted Stock Units to Named Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2013).

10.43*

Form of Agreement evidencing a February 20, 2014 grant of Performance-Based Stock Units under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed May 6, 2014).

10.44*	Agreement between the Company and Kenneth M. Jacobs, dated as of February 20, 2014, evidencing a grant of Performance-Based Stock Units under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 6, 2014).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Matthieu Bucaille.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Matthieu Bucaille.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

LAZARD LTD

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

ITEMS 15 (a)(1) AND 15 (a)(2)

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2014 AND 2013

(dollars in thousands, except per share data)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$7,482	$688
Investments in subsidiaries, equity method	(1,604,077)	(1,818,211)
Due from subsidiaries	2,303,440	2,379,308
Other assets	–	4

Total assets	$706,845	$561,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Due to subsidiaries	$20	$1,488
Other liabilities	81	92

Total liabilities	101	1,580

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A—7,921 shares issued and outstanding at December 31, 2014 and 2013	–	–
Series B—no shares issued and outstanding	–	–
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 129,766,091 and 129,056,081 shares issued at December 31, 2014 and 2013, respectively, including shares held by subsidiaries as indicated below)	1,298	1,291
Class B, par value $.01 per share (1 share authorized, issued and outstanding at December 31, 2013)	–	–
Additional paid-in-capital	702,800	737,899
Retained earnings	464,655	203,236
Accumulated other comprehensive loss, net of tax	(200,766)	(133,004)

	967,987	809,422
Class A common stock held by subsidiaries, at cost (7,450,745 and 8,317,065 shares at December 31, 2014 and 2013, respectively)	(261,243)	(249,213)

Total stockholders’ equity	706,744	560,209

Total liabilities and stockholders’ equity	$706,845	$561,789

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
REVENUE
Equity in earnings of subsidiaries	$373,713	$103,769	$20,598
Interest and other income	55,303	58,227	65,319

Total revenue	429,016	161,996	85,917

OPERATING EXPENSES
Professional services	1,594	1,662	1,477
Other	145	122	131

Total operating expenses	1,739	1,784	1,608

NET INCOME	$427,277	$160,212	$84,309

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
NET INCOME	$427,277	$160,212	$84,309

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	(49,970)	(15,438)	15,431
Amortization of interest rate hedge	–	2,488	1,042
Employee benefit plans:
Actuarial loss (net of tax benefit of $9,045, $6,353 and $12,796 for the years ended December 31, 2014, 2013 and 2012, respectively)	(21,983)	(13,426)	(39,817)
Adjustments for items reclassified to earnings (net of tax expense of $1,923, $1,918 and $1,131 for the years ended December 31, 2014, 2013 and 2012, respectively)	4,749	4,580	4,347

OTHER COMPREHENSIVE LOSS, NET OF TAX	(67,204)	(21,796)	(18,997)

COMPREHENSIVE INCOME	$360,073	$138,416	$65,312

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$427,277	$160,212	$84,309
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(373,713)	(103,769)	(20,598)
Changes in due to/from subsidiaries	99,477	65,574	71,566
Changes in other operating assets and liabilities	(6)	(7)	(89)

Net cash provided by operating activities	153,035	122,010	135,188

CASH FLOWS FROM FINANCING ACTIVITIES:
Class A common stock dividends	(146,241)	(121,620)	(135,108)

Net cash used in financing activities	(146,241)	(121,620)	(135,108)

Net increase in cash and cash equivalents	6,794	390	80
Cash and cash equivalents, January 1	688	298	218

Cash and cash equivalents, December 31	$7,482	$688	$298

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

The Parent Company Financial Statements as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosures in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable. Actual results could differ materially from these estimates.

The Parent Company Financial Statements include investments in subsidiaries, accounted for under the equity method.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2015

LAZARD LTD

By:	/s/ Kenneth M. Jacobs

Kenneth M. Jacobs
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Kenneth M. Jacobs Kenneth M. Jacobs	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2015

/s/ Matthieu Bucaille Matthieu Bucaille	Chief Financial Officer (Principal Financial Officer)	February 26, 2015

/s/ Dominick Ragone Dominick Ragone	Chief Accounting Officer	February 26, 2015

/s/ Andrew M. Alper Andrew M. Alper	Director	February 26, 2015

/s/ Ashish Bhutani Ashish Bhutani	Director	February 26, 2015

/s/ Steven J. Heyer Steven J. Heyer	Director	February 26, 2015

/s/ Sylvia Jay Sylvia Jay	Director	February 26, 2015

/s/ Philip A. Laskawy Philip A. Laskawy	Director	February 26, 2015

/s/ Laurent Mignon Laurent Mignon	Director	February 26, 2015

/s/ Richard D. Parsons Richard D. Parsons	Director	February 26, 2015

/s/ Hal S. Scott Hal S. Scott	Director	February 26, 2015

/s/ Michael J. Turner Michael J. Turner	Director	February 26, 2015

II-1