Form 10-Q
period 2015-06-30
Lazard Ltd
filed 2015-07-27
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 17, 2015, there were 129,766,091 shares of the Registrant’s Class A common stock outstanding (including 3,678,861 shares held by subsidiaries).

When we use the terms “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd’s primary operating asset is its indirect ownership as of June 30, 2015 of all of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

(dollars in thousands, except for per share data)

	June 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$701,172	$1,066,580
Deposits with banks and short-term investments	287,677	207,760
Cash deposited with clearing organizations and other segregated cash	33,726	43,290

Receivables (net of allowance for doubtful accounts of $21,071 and $23,540 at June 30, 2015 and December 31, 2014, respectively):
Fees	443,682	483,681
Customers and other	57,849	73,915

	501,531	557,596
Investments	557,751	620,352

Property (net of accumulated amortization and depreciation of $255,463 and $256,286 at June 30, 2015 and December 31, 2014, respectively)	213,745	222,569

Goodwill and other intangible assets (net of accumulated amortization of $54,629 and $51,754 at June 30, 2015 and December 31, 2014, respectively)	335,969	347,438

Deferred tax assets	1,255,440	59,041
Other assets	264,930	207,610

Total Assets	$4,151,941	$3,332,236

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

(dollars in thousands, except for per share data)

	June 30, 2015	December 31, 2014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$375,835	$316,601
Accrued compensation and benefits	387,467	606,290
Senior debt	998,350	1,048,350
Tax receivable agreement obligation	988,085	19,577
Capital lease obligations	10,089	12,015
Other liabilities	522,746	559,346

Total Liabilities	3,282,572	2,562,179
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - 7,921 shares issued and outstanding at June 30, 2015 and December 31, 2014	–	–
Series B - no shares issued and outstanding	–	–
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 129,766,091 shares issued at June 30, 2015 and December 31, 2014, including shares held by subsidiaries as indicated below)	1,298	1,298
Additional paid-in-capital	527,454	702,800
Retained earnings	664,001	464,655
Accumulated other comprehensive loss, net of tax	(235,349)	(200,766)

	957,404	967,987
Class A common stock held by subsidiaries, at cost (3,678,861 and 7,450,745 shares at June 30, 2015 and December 31, 2014, respectively)	(147,200)	(261,243)

Total Lazard Ltd Stockholders’ Equity	810,204	706,744
Noncontrolling interests	59,165	63,313

Total Stockholders’ Equity	869,369	770,057

Total Liabilities and Stockholders’ Equity	$4,151,941	$3,332,236

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE
Investment banking and other advisory fees	$314,277	$279,907	$615,649	$552,582
Asset management fees	268,754	275,877	530,709	528,908
Interest income	1,362	1,153	2,291	2,572
Other	36,196	25,668	65,825	47,896

Total revenue	620,589	582,605	1,214,474	1,131,958
Interest expense	11,497	15,709	27,633	31,662

Net revenue	609,092	566,896	1,186,841	1,100,296

OPERATING EXPENSES
Compensation and benefits	336,719	345,924	665,221	667,489
Occupancy and equipment	27,272	28,367	54,611	56,679
Marketing and business development	18,324	20,894	37,514	40,127
Technology and information services	23,034	21,954	45,927	45,441
Professional services	13,883	14,120	25,342	21,711
Fund administration and outsourced services	17,493	16,002	33,641	31,456
Amortization of intangible assets related to acquisitions	1,857	706	2,890	1,926
Provision pursuant to tax receivable agreement	961,948	9,240	968,483	9,240
Other	9,938	10,709	79,925	20,067

Total operating expenses	1,410,468	467,916	1,913,554	894,136

OPERATING INCOME (LOSS)	(801,376)	98,980	(726,713)	206,160

Provision (benefit) for income taxes	(1,176,531)	13,071	(1,164,514)	34,822

NET INCOME	375,155	85,909	437,801	171,338

LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,042	717	7,735	5,304

NET INCOME ATTRIBUTABLE TO LAZARD LTD	$374,113	$85,192	$430,066	$166,034

ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	126,212,645	123,116,776	124,934,167	122,446,492
Diluted	132,806,045	133,575,652	133,270,996	133,800,822

NET INCOME PER SHARE OF COMMON STOCK:
Basic	$2.96	$0.69	$3.44	$1.36

Diluted	$2.82	$0.64	$3.23	$1.25

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.35	$0.30	$1.65	$0.60

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NET INCOME	$375,155	$85,909	$437,801	$171,338

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	11,791	4,547	(22,342)	10,460

Employee benefit plans:
Actuarial loss (net of tax benefit of $8,121 and $3,600 for the three months ended June 30, 2015 and 2014, respectively, and $8,006 and $3,650 for the six months ended June 30, 2015 and 2014, respectively)	(14,836)	(6,389)	(14,617)	(6,946)
Adjustment for items reclassified to earnings (net of tax expense of $538 and $331 for the three months ended June 30, 2015 and 2014, respectively, and $1,101 and $863 for the six months ended June 30, 2015 and 2014, respectively)	1,190	1,280	2,376	2,569

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(1,855)	(562)	(34,583)	6,083

COMPREHENSIVE INCOME	373,300	85,347	403,218	177,421
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,042	693	7,735	5,304

COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD LTD	$372,258	$84,654	$395,483	$172,117

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

(dollars in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$437,801	$171,338
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	15,900	17,656
Amortization of deferred expenses and share-based incentive compensation	171,397	158,040
Amortization of intangible assets related to acquisitions	2,890	1,926
Deferred tax provision (benefit)	(1,195,319)	2,274
Provision pursuant to tax receivable agreement	968,483	9,240
Loss on extinguishment of debt	60,219	–
Gain on disposal of subsidiaries	(24,388)	–
(Increase) decrease in operating assets:
Deposits with banks and short-term investments	(95,877)	(80,047)
Cash deposited with clearing organizations and other segregated cash	8,438	(5,331)
Receivables-net	39,023	(29,483)
Investments	52,674	(60,399)
Other assets	(97,621)	(94,490)
Increase (decrease) in operating liabilities:
Deposits and other payables	81,574	125,909
Accrued compensation and benefits and other liabilities	(213,892)	(86,991)

Net cash provided by operating activities	211,302	129,642

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(13,438)	(5,830)
Disposals of property	336	350

Net cash used in investing activities	(13,102)	(5,480)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	57	437
Issuance of senior debt, net of expenses	396,272	–
Excess tax benefits from share-based incentive compensation	9,516	1,925
Other financing activities	–	20,000
Payments for:
Senior debt	(509,098)	–
Capital lease obligations	(1,019)	(1,168)
Distributions to noncontrolling interests	(11,940)	(5,907)
Purchase of Class A common stock	(117,733)	(142,317)
Class A common stock dividends	(202,635)	(72,981)
Settlement of vested share-based incentive compensation	(102,634)	(82,526)
Other financing activities	(1,624)	(1,426)

Net cash used in financing activities	(540,838)	(283,963)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(22,770)	2,810

NET DECREASE IN CASH AND CASH EQUIVALENTS	(365,408)	(156,991)
CASH AND CASH EQUIVALENTS—January 1	1,066,580	841,482

CASH AND CASH EQUIVALENTS—June 30	$701,172	$684,491

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2014

(UNAUDITED)

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

	Shares	$	Shares(*)	$				Shares	$
Balance – January 1, 2014	7,921	$–	129,056,082	$1,291	$737,899	$203,236	$(133,004)	8,317,065	$(249,213)	$560,209	$69,789	$629,998

Comprehensive income:
Net income						166,034				166,034	5,304	171,338
Other comprehensive income - net of tax							6,083			6,083		6,083
Amortization of share-based incentive compensation					112,308					112,308		112,308
Dividend-equivalents					9,387	(10,813)				(1,426)		(1,426)
Class A common stock dividends						(72,981)				(72,981)		(72,981)
Purchase of Class A common stock								4,114,206	(192,657)	(192,657)		(192,657)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $1,776					(250,436)			(4,702,740)	169,686	(80,750)		(80,750)
Class A common stock issued in exchange for Lazard Group common membership interests			710,009	7	(7)					–		–
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)					258					258		258
Distributions to noncontrolling interests, net										–	(5,470)	(5,470)
Adjustments related to noncontrolling interests					3,543		(559)			2,984	(2,984)	–

Balance – June 30, 2014	7,921	$–	129,766,091	$1,298	$612,952	$285,476	$(127,480)	7,728,531	$(272,184)	$500,062	$66,639	$566,701

(*)

Includes 129,056,081 and 129,766,091 shares of the Company’s Class A common stock issued at January 1, 2014 and June 30, 2014, respectively, and 1 share of the Company’s Class B common stock issued at January 1, 2014.

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2015

(UNAUDITED)

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

	Shares	$	Shares	$				Shares	$
Balance – January 1, 2015	7,921	$–	129,766,091	$1,298	$702,800	$464,655	$(200,766)	7,450,745	$(261,243)	$706,744	$63,313	$770,057
Comprehensive income (loss):
Net income						430,066				430,066	7,735	437,801
Other comprehensive loss - net of tax							(34,583)			(34,583)		(34,583)
Amortization of share-based incentive compensation					122,793					122,793		122,793
Dividend-equivalents					26,461	(28,085)				(1,624)		(1,624)
Class A common stock dividends						(202,635)				(202,635)		(202,635)
Purchase of Class A common stock								2,306,694	(117,733)	(117,733)		(117,733)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $9,495					(323,588)			(6,051,262)	230,449	(93,139)		(93,139)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)					315					315		315
Delivery of Class A common stock					(1,327)			(27,316)	1,327	–		–
Distributions to noncontrolling interests, net										–	(11,883)	(11,883)

Balance – June 30, 2015	7,921	$–	129,766,091	$1,298	$527,454	$664,001	$(235,349)	3,678,861	$(147,200)	$810,204	$59,165	$869,369

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of June 30, 2015 and December 31, 2014. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group, which is governed by an Operating Agreement dated as of May 10, 2005, as amended (the “Operating Agreement”). LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity formerly owned by Lazard Group’s current and former managing directors, held approximately 0.5% of the outstanding Lazard Group common membership interests as of January 1, 2014. As of January 1, 2014, LAZ-MD Holdings was also the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”). In May 2014, the remaining outstanding Lazard Group common membership interests held by LAZ-MD Holdings were exchanged for shares of the Company’s Class A common stock, par value $0.01 per share (“Class A common stock”), and the sole issued and outstanding share of the Company’s Class B common stock was automatically converted into one share of the Company’s Class A common stock pursuant to the provisions of the Company’s bye-laws, resulting in only one outstanding class of common stock (the “Final Exchange of LAZ-MD Interests”). Following the Final Exchange of LAZ-MD Interests, Lazard Group became a wholly-owned indirect subsidiary of Lazard Ltd.

Lazard Ltd’s primary operating asset is its indirect ownership of the common membership interests of, and managing member interest in, Lazard Group, whose principal operating activities are included in two business segments:

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

In addition, we record selected other activities in our Corporate segment, including management of cash, investments, deferred tax assets, outstanding indebtedness and assets associated with Lazard Group’s Paris-based subsidiary Lazard Frères Banque SA (“LFB”).

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

The consolidated results of operations for the three month and six month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for any future interim or annual period.

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

Certain prior period amounts have been reclassified to conform to the current period presentation, primarily by separately presenting deferred tax assets and the tax receivable agreement obligation in the condensed consolidated statements of financial condition and the condensed consolidated statements of cash flows.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

2.	RECENT ACCOUNTING DEVELOPMENTS

Revenue from Contracts with Customers—In May 2014, the Financial Accounting Standards Board (the “FASB”) issued comprehensive new revenue recognition guidance. The guidance requires a company to recognize revenue when it transfers promised services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those services and requires enhanced disclosures. The new guidance is effective for annual and interim periods beginning after December 15, 2016, and early adoption is not permitted. On July 9, 2015, the FASB approved the deferral of the effective date of the new revenue guidance by one year to annual reporting periods beginning after December 15, 2017, with early adoption being permitted for annual periods beginning after December 15, 2016. The Company is currently evaluating the new guidance.

Amendments to the Consolidation Analysis—In February 2015, the FASB issued updated guidance for the consolidation of certain legal entities. The updated guidance eliminates the deferral of certain consolidation standards for entities considered to be investment companies and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or VOEs. The new guidance is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material impact on our consolidated financial statements or related disclosures.

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

Fair Value Measurement—In May 2015, the FASB issued updated guidance for the classification and disclosure of certain investments using the net asset value (“NAV”), as a practical expedient, to measure the fair value of the investment. The guidance requires a company to remove from within the fair value hierarchy all investments for which fair value is measured using NAV. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted. The new guidance is to be applied on a retrospective basis. The Company does not expect that the adoption of this guidance will have a material impact on our consolidated financial statements, but does expect that this guidance will affect the disclosures related to investments and fair value measurements.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

3.	RECEIVABLES

The Company’s receivables represent fee receivables and amounts due from customers and other receivables.

Receivables are stated net of an estimated allowance for doubtful accounts, for past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. Activity in the allowance for doubtful accounts for the three month and six month periods ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$18,459	$31,324	$23,540	$28,777
Bad debt expense, net of recoveries	2,061	(1,633)	3,293	7,503
Charge-offs, foreign currency translation and other adjustments	551	252	(5,762)	(6,337)

Ending balance	$21,071	$29,943	$21,071	$29,943

Bad debt expense, net of recoveries is included in “investment banking and other advisory fees” on the condensed consolidated statements of operations.

At June 30, 2015 and December 31, 2014, the Company had receivables past due or deemed uncollectible of $22,833 and $24,578, respectively.

Of the Company’s fee receivables at June 30, 2015 and December 31, 2014, $81,302 and $86,221, respectively, represented interest-bearing financing receivables. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $420,229 and $471,375 at June 30, 2015 and December 31, 2014, respectively, approximates fair value.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

4.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Interest-bearing deposits	$56,411	$84,575

Debt	1,870	10,426

Equities	53,147	57,302

Funds:
Alternative investments (a)	32,247	34,705
Debt (a)	73,177	82,889
Equity (a)	232,244	228,209
Private equity	101,802	114,470

	439,470	460,273

Equity method	6,853	7,776

Total investments	557,751	620,352
Less:
Interest-bearing deposits	56,411	84,575
Equity method	6,853	7,776

Investments, at fair value	$494,487	$528,001

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$3,515	$9,290

(a)	Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $12,153, $32,226 and $170,003, respectively, at June 30, 2015 and $8,321, $42,070 and $162,798, respectively, at December 31, 2014, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 6 and 12 of Notes to Condensed Consolidated Financial Statements).

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

Private equity investments include those owned by Lazard and those consolidated but not owned by Lazard. Private equity investments owned by Lazard are primarily comprised of investments in private equity funds. Such investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies, (ii) Corporate Partners II Limited (“CP II”), a fund targeting significant noncontrolling-stake investments in established private companies, (iii) Edgewater Growth Capital Partners III, L.P. (“EGCP III”), a fund primarily making equity and buyout investments in middle market companies and (iv) Lazard Australia Corporate Opportunities Fund 2 (“COF2”), an Australian fund targeting Australian mid-market investments. The Company disposed of its private equity business in Australia in the second quarter of 2015 in a transaction with the management of the disposed business. Revenue of $24,388 relating to the disposal of the business primarily represents the realization of carried interest at fair value and is included in “revenue-other” on the condensed consolidated statements of operations for the three month and six month periods ended June 30, 2015. See Note 5 of Notes to Condensed Consolidated Financial Statements.

Private equity investments consolidated but not owned by Lazard relate to the economic interests that are owned by the management team and other investors in the Edgewater Funds (“Edgewater”).

During the three month and six month periods ended June 30, 2015 and 2014, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to “trading” securities still held as of the reporting date as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net unrealized investment gains (losses)	$(3,308)	$13,331	$(1,115)	$13,822

5.	FAIR VALUE MEASUREMENTS

Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

Level 1.	Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Lazard has the ability to access.

Level 2.	Assets and liabilities whose values are based on (i) quoted prices for similar assets or liabilities in an active market, or quoted prices for identical or similar assets or liabilities in non-active markets, (ii) assets valued based on NAV or its equivalent redeemable at the measurement date or within the near term without redemption restrictions, or (iii) inputs other than quoted prices that are directly observable or derived principally from, or corroborated by, market data.

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

The fair value of investments in alternative investment funds is classified as Level 1 when the fair values are primarily based on the publicly reported closing price for the fund, and classified as Level 2 when (i) the fair values are primarily based on NAV or its equivalent, which is primarily determined based on information provided by external fund administrators, and (ii) the investments are redeemable within the near term.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables present the classification of investments and certain other assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 within the fair value hierarchy:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt	$1,868	$2	$–	$1,870
Equities	51,848	–	1,299	53,147
Funds:
Alternative investments	7,191	25,056	–	32,247
Debt	73,171	6	–	73,177
Equity	232,197	47	–	232,244
Private equity	–	–	101,802	101,802
Derivatives	–	1,582	–	1,582

Total	$366,275	$26,693	$103,101	$496,069

Liabilities:
Securities sold, not yet purchased	$3,515	$–	$–	$3,515
Derivatives	–	203,273	–	203,273

Total	$3,515	$203,273	$–	$206,788

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt	$5,540	$4,886	$–	$10,426
Equities	55,987	–	1,315	57,302
Funds:
Alternative investments	–	34,705	–	34,705
Debt	82,885	4	–	82,889
Equity	228,166	43	–	228,209
Private equity	–	–	114,470	114,470
Derivatives	–	2,355	–	2,355

Total	$372,578	$41,993	$115,785	$530,356

Liabilities:
Securities sold, not yet purchased	$9,290	$–	$–	$9,290
Derivatives	–	208,093	–	208,093

Total	$9,290	$208,093	$–	$217,383

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month and six month periods ended June 30, 2015 and 2014.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the three month and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$1,289	$8	$–	$–	$2	$1,299
Private equity funds	107,440	54	138	(7,354)	1,524	101,802

Total Level 3 Assets	$108,729	$62	$138	$(7,354)	$1,526	$103,101

	Six Months Ended June 30, 2015
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$1,315	$10	$–	$–	$(26)	$1,299
Private equity funds	114,470	7,902	847	(17,885)	(3,532)	101,802

Total Level 3 Assets	$115,785	$7,912	$847	$(17,885)	$(3,558)	$103,101

	Three Months Ended June 30, 2014
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$1,337	$12	$–	$–	$21	$1,370
Private equity funds	115,537	1,254	864	(416)	(344)	116,895

Total Level 3 Assets	$116,874	$1,266	$864	$(416)	$(323)	$118,265

	Six Months Ended June 30, 2014
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$1,340	$14	$–	$–	$16	$1,370
Private equity funds	114,193	6,836	1,211	(5,085)	(260)	116,895

Total Level 3 Assets	$115,533	$6,850	$1,211	$(5,085)	$(244)	$118,265

(a)	Earnings for the three month and six month periods ended June 30, 2015 and the three month and six month periods ended June 30, 2014 include net unrealized gains (losses) of $(1,418), $4,679, $1,123 and $5,536, respectively.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Fair Value of Certain Investments Based on NAV—The Company’s Level 2 and Level 3 investments at June 30, 2015 and December 31, 2014 include certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value. Information with respect thereto was as follows:

	June 30, 2015
				% of Fair Value Not Redeemable	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments			% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$22,893	$–		NA	NA	NA	NA	(a)	<30-60 days
Funds of funds	484	–		NA	NA	NA	NA	(b)	<30-90 days
Other	1,679	–		NA	NA	NA	NA	(c)	<30-60 days
Debt funds	6	–		NA	NA	NA	NA	(d)	30 days
Equity funds	47	–		NA	NA	NA	NA	(e)	<30-90 days
Private equity funds:
Equity growth	44,682	5,131	(f)	100%	7%	91%	2%	NA	NA
Mezzanine debt	34,853	–		100%	–	–	100%	NA	NA

Total	$104,644	$5,131

(a)	weekly (22%), monthly (61%) and quarterly (17%)
(b)	monthly (98%) and quarterly (2%)
(c)	daily (19%) and monthly (81%)
(d)	daily (100%)
(e)	daily (13%), monthly (60%) and quarterly (27%)
(f)	Unfunded commitments to private equity investments consolidated but not owned by Lazard of $6,588 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

	December 31, 2014
				% of Fair Value Not Redeemable	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments			% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$31,042	$–		NA	NA	NA	NA	(a)	<30-60 days
Funds of funds	475	–		NA	NA	NA	NA	(b)	<30-90 days
Other	3,188	–		NA	NA	NA	NA	(c)	<30-60 days
Debt funds	4	–		NA	NA	NA	NA	(d)	30 days
Equity funds	43	–		NA	NA	NA	NA	(e)	30-90 days
Private equity funds:
Equity growth	75,578	18,676	(f)	100%	10%	63%	27%	NA	NA
Mezzanine debt	38,892	–		100%	–	–	100%	NA	NA

Total	$149,222	$18,676

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

Investment Capital Funding Commitments—At June 30, 2015, the Company’s maximum unfunded commitments for capital contributions to investment funds arose from (i) commitments to CP II, which amounted to $570 for potential “follow-on investments” and/or for fund expenses through the earlier of February 25, 2017 or the liquidation of the fund, (ii) commitments to EGCP III, which amounted to $12,036, through the earlier of October 12, 2016 (i.e., the end of the investment period) for investments and/or expenses (with a portion of the undrawn amount of such commitments as of that date remaining committed until October 12, 2023 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund and (iii) commitments to COF2, which amounted to $4,192, through the earlier of November 11, 2016 (i.e., the end of the investment period) for investments and/or fund expenses (with a portion of the undrawn amount of such commitments as of that date remaining committed until November 11, 2019 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund.

In July 2015, our commitments to COF2 were reduced to approximately $230.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The tables below present the fair values of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair values of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (see Note 12 of Notes to Condensed Consolidated Financial Statements) on the accompanying condensed consolidated statements of financial condition as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Derivative Assets:
Forward foreign currency exchange rate contracts	$480	$2,355
Total return swaps and other	1,102	–

Total	$1,582	$2,355

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$1,210	$124
Total return swaps and other (a)	–	663
LFI and other similar deferred compensation arrangements	202,063	207,306

	$203,273	$208,093

(a)	For total return swaps, amounts represent the netting of gross derivative assets and liabilities of $1,323 and $221 as of June 30, 2015, respectively, and $1,123 and $1,786 as of December 31, 2014, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets”, with receivables for net cash collateral under such contracts of $9,954 and $12,364 as of June 30, 2015 and December 31, 2014, respectively.

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2015 and 2014, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Forward foreign currency exchange rate contracts	$(4,023)	$178	$11,377	$(975)
LFI and other similar deferred compensation arrangements	1,894	(8,906)	(2,242)	(11,532)
Total return swaps and other	(16)	(6,325)	(3,184)	(8,271)

Total	$(2,145)	$(15,053)	$5,951	$(20,778)

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

7.	PROPERTY

At June 30, 2015 and December 31, 2014, property consists of the following:

	Estimated Depreciable Life in Years	June 30, 2015	December 31, 2014
Buildings	33	$140,986	$152,982
Leasehold improvements	3-20	168,192	167,837
Furniture and equipment	3-10	153,107	150,458
Construction in progress		6,923	7,578

Total		469,208	478,855
Less - Accumulated depreciation and amortization		255,463	256,286

Property		$213,745	$222,569

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at June 30, 2015 and December 31, 2014 are presented below:

	June 30, 2015	December 31, 2014
Goodwill	$326,822	$335,402
Other intangible assets (net of accumulated amortization)	9,147	12,036

	$335,969	$347,438

At June 30, 2015 and December 31, 2014, goodwill of $262,281 and $270,861, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the six month periods ended June 30, 2015 and 2014 are as follows:

	Six Months Ended June 30,
	2015	2014
Balance, January 1	$335,402	$345,453
Foreign currency translation adjustments	(8,580)	6,590

Balance, June 30	$326,822	$352,043

All changes in the carrying amount of goodwill for the six month periods ended June 30, 2015 and 2014 are attributable to the Company’s Financial Advisory segment.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The gross cost and accumulated amortization of other intangible assets as of June 30, 2015 and December 31, 2014, by major intangible asset category, are as follows:

	June 30, 2015			December 31, 2014
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Performance fees	$30,740	$22,985	$7,755	$30,740	$21,116	$9,624
Management fees, customer relationships and non-compete agreements	33,036	31,644	1,392	33,050	30,638	2,412

	$63,776	$54,629	$9,147	$63,790	$51,754	$12,036

Amortization expense of intangible assets for the three month and six month periods ended June 30, 2015 was $1,857 and $2,890, respectively, and for the three month and six month periods ended June 30, 2014 was $706 and $1,926, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2015 (July 1 through December 31)	$3,668
2016	5,479

Total amortization expense	$9,147

(a)	Approximately 45% of intangible asset amortization is attributable to a noncontrolling interest.

9.	SENIOR DEBT

Senior debt is comprised of the following as of June 30, 2015 and December 31, 2014:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of
				June 30, 2015	December 31, 2014
Lazard Group 6.85% Senior Notes	600,000	6/15/17	6.85%	98,350	548,350
Lazard Group 4.25% Senior Notes	500,000	11/14/20	4.25%	500,000	500,000
Lazard Group 3.75% Senior Notes (a)	400,000	2/13/25	3.75%	400,000	–
Lazard Group Credit Facility	150,000	9/25/15	0.79%	–	–

Total				$998,350	$1,048,350

(a)	During February 2015, Lazard Group completed an offering of $400,000 aggregate principal amount of 3.75% senior notes due 2025 (the “2025 Notes”). Lazard Group also issued a notice to redeem $450,000 of Lazard Group’s 6.85% senior notes due June 15, 2017 (the “2017 Notes”) in February 2015. Interest on the 2025 Notes is payable semi-annually on March 1 and September 1 of each year beginning September 1, 2015. Lazard Group used the net proceeds of the 2025 Notes, together with cash on hand, to redeem or otherwise retire $450,000 of the 2017 Notes, which, including the recognition of unamortized issuance costs, resulted in a loss on debt extinguishment of $60,219. Such loss on debt extinguishment was recorded in “operating expenses—other” on the condensed consolidated statement of operations for the six month period ended June 30, 2015.

On September 25, 2012, Lazard Group entered into a $150,000, three-year senior revolving credit facility with a group of lenders (the “Credit Facility”). The Credit Facility replaced a similar revolving credit facility which was

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

terminated as a condition to effectiveness of the Credit Facility. Interest rates under the Credit Facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of June 30, 2015, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 0.79%. At June 30, 2015 and December 31, 2014, no amounts were outstanding under the Credit Facility.

The Credit Facility expires in September 2015 and contains customary terms and conditions, including certain financial covenants. In addition, the Credit Facility, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of June 30, 2015, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

As of June 30, 2015, the Company had approximately $247,000 in unused lines of credit available to it, including the Credit Facility, and unused lines of credit available to LFB of approximately $39,000 (at June 30, 2015 exchange rates) and Edgewater of $55,000. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

The Company’s senior debt at June 30, 2015 and December 31, 2014 is carried at historical amounts. At those dates, the fair value of such senior debt was approximately $1,010,000 and $1,135,000, respectively, and exceeded the aggregate carrying value by approximately $12,000 and $87,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

10.	COMMITMENTS AND CONTINGENCIES

Leases—The Company has various leases and other contractual commitments arising in the ordinary course of business.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At June 30, 2015, LFB had $4,868 of such indemnifications and held $4,429 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the condensed consolidated statement of financial condition.

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

The aggregate fair value of the consideration recognized by the Company at the acquisition date was $61,624. Such consideration consisted of (i) a one-time cash payment, (ii) 1,142,857 shares of Class A common stock (the “Initial Shares”) and (iii) up to 1,142,857 additional shares of Class A common stock (the “Earnout Shares”) that are subject to earnout criteria and payable over time. The Earnout Shares will be issued only if certain performance thresholds are met. As of June 30, 2015 and December 31, 2014, 913,722 shares are

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

issuable on a contingent basis, and 1,371,992 shares have been earned because applicable performance thresholds have been satisfied. As of June 30, 2015 and December 31, 2014, 1,371,992 of the earned shares have been settled.

Contingent Consideration Relating To Other Business Acquisitions—For a business acquired in 2012, at December 31, 2012, 170,988 shares of Class A common stock (including dividend equivalent shares) were issuable on a non-contingent basis. Such shares were delivered in the first quarter of 2013. During the second quarter of 2015, the achievement of certain performance thresholds related to the acquired business were satisfied, resulting in the issuance of 27,316 shares of Class A common stock.

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, each of LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At June 30, 2015, LFB and LFNY had no such underwriting commitments.

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

Share Repurchase Program—During the six month period ended June 30, 2015 and for the years ended December 31, 2014, 2013, and 2012, the Board of Directors of Lazard authorized the repurchase of Class A common stock and Lazard Group common membership interests as set forth in the table below.

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

	Number of Shares Purchased	Average Price Per Share
Six Months Ended June 30:
2014	4,114,206	$46.83
2015	2,306,694	$51.04

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

As of June 30, 2015, a total of $161,199 of share repurchase authorizations remained available under the Company’s share repurchase program, $11,199 of which will expire on December 31, 2015 and $150,000 of which will expire on December 31, 2016.

During the six month period ended June 30, 2015, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases in the open market.

Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A and Series B preferred stock. Series A and Series B preferred shares were issued in connection with certain prior year business acquisitions and are each non-participating securities convertible into Class A common stock, and have no voting or dividend rights. As of both June 30, 2015 and December 31, 2014, 7,921 shares of Series A preferred stock were outstanding, and no shares of Series B preferred stock were outstanding. At June 30, 2015 and December 31, 2014, no shares of Series A preferred stock were convertible into shares of Class A common stock on a contingent or a non-contingent basis.

Accumulated Other Comprehensive Income (Loss), Net of Tax (“AOCI”)—The tables below reflect changes in the balances of each component of AOCI during the six month periods ended June 30, 2015 and 2014:

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2015	$(46,102)	$(154,665)	$(200,767)	$(1)	$(200,766)

Activity January 1 to June 30, 2015:
Other comprehensive loss before reclassifications	(22,342)	(14,617)	(36,959)	–	(36,959)
Adjustments for items reclassified to earnings, net of tax	–	2,376	2,376	–	2,376

Net other comprehensive loss	(22,342)	(12,241)	(34,583)	–	(34,583)

Balance, June 30, 2015	$(68,444)	$(166,906)	$(235,350)	$(1)	$(235,349)

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2014	$3,869	$(137,431)	$(133,562)	$(558)	$(133,004)

Activity January 1 to June 30, 2014:
Other comprehensive income (loss) before reclassifications	10,460	(6,946)	3,514	559	2,955
Adjustments for items reclassified to earnings, net of tax	–	2,569	2,569	–	2,569

Net other comprehensive income (loss)	10,460	(4,377)	6,083	559	5,524

Balance, June 30, 2014	$14,329	$(141,808)	$(127,479)	$1	$(127,480)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization relating to employee benefit plans (a)	$1,728	$1,611	$3,477	$3,432
Less – related income taxes	538	331	1,101	863

Total reclassifications, net of tax	$1,190	$1,280	$2,376	$2,569

(a)	Included in the computation of net periodic benefit cost (see Note 13 of Notes to Condensed Consolidated Financial Statements). Such amount is included in “compensation and benefits” expense on the condensed consolidated statement of operations.

Noncontrolling Interests—Noncontrolling interests principally represent interests held in (i) Edgewater’s management vehicles that the Company is deemed to control, but does not own, and (ii) Lazard Group by LAZ-MD Holdings until May 2014. Following the Final Exchange of LAZ-MD Interests, Lazard Group became a wholly-owned indirect subsidiary of Lazard Ltd.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The tables below summarize net income attributable to noncontrolling interests for the three month and six month periods ended June 30, 2015 and 2014 and noncontrolling interests as of June 30, 2015 and December 31, 2014 in the Company’s condensed consolidated financial statements:

	Net Income Attributable to Noncontrolling Interests
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Edgewater	$1,041	$552	$7,734	$4,672
LAZ-MD Holdings	–	164	–	631
Other	1	1	1	1

Total	$1,042	$717	$7,735	$5,304

	Noncontrolling Interests As Of
	June 30, 2015	December 31, 2014
Edgewater	$58,446	$62,584
Other	719	729

Total	$59,165	$63,313

Dividends Declared, July 2015— On July 22, 2015, the Board of Directors of Lazard Ltd declared a quarterly dividend of $0.35 per share on its Class A common stock, payable on August 14, 2015, to stockholders of record on August 3, 2015.

12.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2005 Plan and 2008 Plan and activity with respect thereto during the three month and six month periods ended June 30, 2015 and 2014, is presented below.

Shares Available Under the 2008 Plan and the 2005 Plan

The 2008 Plan authorizes the issuance of shares of Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock units (“RSUs”) and other equity-based awards. Under the 2008 Plan, the maximum number of shares available is based on a formula that limits the aggregate number of shares that may, at any time, be subject to awards that are considered “outstanding” under the 2008 Plan to 30% of the then-outstanding shares of Class A common stock.

The 2005 Plan authorized the issuance of up to 25,000,000 shares of Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, RSUs and other equity-based awards. Each stock unit or similar award granted under the 2005 Plan represented a contingent right to receive one share of Class A common stock, at no cost to the recipient. The fair value of such awards was generally determined based on the closing market price of Class A common stock at the date of grant. The 2005 Plan expired in the second quarter of 2015.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, performance-based restricted stock units (“PRSUs”) and restricted stock awards) and “professional services” expense (with respect to deferred stock units (“DSUs”)) within the Company’s accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Share-based incentive awards:
RSUs	$32,263	$40,931	$91,334	$93,216
PRSUs	8,414	4,902	14,612	6,700
Restricted Stock	2,830	4,244	15,453	10,856
DSUs	1,363	1,434	1,394	1,536

Total	$44,870	$51,511	$122,793	$112,308

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

RSUs generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any dividends paid on Class A common stock during such period. During the six month periods ended June 30, 2015 and 2014, issuances of RSUs pertaining to such dividend participation rights and respective charges to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”), consisted of the following:

	Six Months Ended June 30,
	2015	2014
Number of RSUs issued	529,616	203,537
Charges to retained earnings, net of estimated forfeitures	$26,461	$9,387

Non-executive members of the Board of Directors (“Non-Executive Directors”) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 23,961 and 26,360 DSUs granted in connection with annual compensation during the six month periods ended June 30, 2015 and 2014, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of Class A common stock at the time of cessation of service to the Board of Directors and, for purposes of calculating diluted net income per share, are included in the diluted weighted average shares of Class A common stock outstanding using the “treasury stock” method. DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock.

The Company’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date immediately preceding the date of the grant. During the six month periods ended June 30, 2015 and 2014, 1,183 and 4,383 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity relating to RSUs and DSUs during the six month periods ended June 30, 2015 and 2014:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2015	13,529,116	$35.19	286,227	$34.21
Granted (including 529,616 RSUs relating to dividend participation)	3,982,135	$48.83	25,144	$55.45
Forfeited	(397,637)	$43.04	–	–
Vested	(6,873,352)	$30.79	–	–

Balance, June 30, 2015	10,240,262	$43.14	311,371	$35.92

Balance, January 1, 2014	16,630,009	$34.51	251,434	$32.02
Granted (including 203,537 RSUs relating to dividend participation)	3,625,734	$42.87	30,743	$49.97
Forfeited	(77,368)	$37.01	–	–
Vested	(6,381,080)	$37.98	–	–

Balance, June 30, 2014	13,797,295	$35.09	282,177	$33.97

In connection with RSUs that vested during the six month periods ended June 30, 2015 and 2014, the Company satisfied its minimum statutory tax withholding requirements in lieu of issuing 1,895,301 and 1,853,416 shares of Class A common stock in the respective six month periods. Accordingly, 4,978,051 and 4,527,664 shares of Class A common stock held by the Company were delivered during the six month periods ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, estimated unrecognized RSU compensation expense was approximately $192,787, with such expense expected to be recognized over a weighted average period of approximately 1.0 year subsequent to June 30, 2015.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the six month periods ended June 30, 2015 and 2014:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2015	729,827	$38.63
Granted	576,886	$50.88
Forfeited	(44,769)	$50.23
Vested	(501,298)	$39.19

Balance, June 30, 2015	760,646	$46.87

Balance, January 1, 2014	575,054	$32.72
Granted	449,911	$45.52
Forfeited	(9,438)	$41.45
Vested	(205,075)	$35.23

Balance, June 30, 2014	810,452	$39.09

In connection with shares of restricted Class A common stock that vested during the six month periods ended June 30, 2015 and 2014, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 92,500 and 29,999 shares of Class A common stock during such respective six month periods. Accordingly, 408,798 and 175,076 shares of Class A common stock held by the Company were delivered during the six month periods ended June 30, 2015 and 2014, respectively.

The restricted stock awards include a cash dividend participation right equivalent to any ordinary dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At June 30, 2015, estimated unrecognized restricted stock expense was approximately $21,470, with such expense to be recognized over a weighted average period of approximately 1.1 years subsequent to June 30, 2015.

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

The following is a summary of activity relating to PRSUs during the six month periods ended June 30, 2015 and 2014:

	PRSUs	Weighted Average Grant Date Fair Value
Balance January 1, 2015	1,347,148	$37.79
Granted	368,389	$52.85
Vested	(696,499)	$35.96

Balance June 30, 2015	1,019,038	$44.49

Balance, January 1, 2014	448,128	$36.11
Granted	360,783	$44.46

Balance, June 30, 2014	808,911	$39.83

In connection with PRSUs that vested during the six month period ended June 30, 2015, the Company satisfied its minimum statutory tax withholding requirements in lieu of issuing 32,086 shares of Class A common stock in the period. Accordingly, 664,413 shares of Class A common stock held by the Company were delivered during the six month period ended June 30, 2015.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of June 30, 2015, the total estimated unrecognized compensation expense was approximately $24,406, and the Company expects to amortize such expense over a weighted-average period of approximately 0.8 years subsequent to June 30, 2015.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the six month periods ended June 30, 2015 and 2014:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2015	$73,278	$207,306
Granted	89,817	89,817
Settled	–	(92,893)
Forfeited	(3,259)	(6,290)
Amortization	(44,522)	–
Change in fair value related to:
Increase in fair value of underlying investments	–	2,242
Adjustment for estimated forfeitures	–	3,433
Other	176	(1,552)

Balance, June 30, 2015	$115,490	$202,063

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2014	$60,433	$162,422
Granted	92,711	92,711
Settled	–	(52,944)
Forfeited	(1,189)	(1,659)
Amortization	(39,457)	–
Change in fair value related to:
Increase in fair value of underlying investments	–	11,532
Adjustment for estimated forfeitures	–	2,929
Other	37	172

Balance, June 30, 2014	$112,535	$215,163

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.0 year subsequent to June 30, 2015.

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization, net of forfeitures	$18,260	$21,603	$44,924	$41,916
Change in the fair value of underlying investments	(1,894)	8,906	2,242	11,532

Total	$16,366	$30,509	$47,166	$53,448

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

On March 31, 2015, the Company and the Trustees of the U.K. defined benefit pension plans concluded the December 31, 2013 triennial valuations of the plans. In connection with such valuations, the Company and the Trustees agreed upon pension funding terms pursuant to which the Company agreed, among other things, (i) to make contributions of 11.2 million British pounds into the plans by way of three equal contributions at June 30, September 30 and December 31, 2015, and (ii) that the Company’s existing account security arrangement would be dissolved and the cash balance within such accounts would be paid into the plans by June 30, 2015. On June 4, 2015, the full balance of 11.2 million British pounds in the account security arrangement was paid into the plans. At December 31, 2014, the balance of the account security arrangement was $17,500 and was recorded in “cash deposited with clearing organizations and other segregated cash” on the accompanying condensed consolidated statements of financial condition. Income on the account security arrangement accreted to the Company and is recorded in interest income.

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s post-retirement plans for the three month and six month periods ended June 30, 2015 and 2014:

	Pension Plans		Medical Plan
	Three Months Ended June 30,
	2015	2014	2015	2014
Components of Net Periodic Benefit Cost (Credit):
Service cost	$353	$228	$5	$5
Interest cost	6,153	7,640	41	44
Expected return on plan assets	(7,019)	(8,228)	–	–
Amortization of:
Prior service cost	591	735	–	–
Net actuarial loss (gain)	1,137	1,118	–	(242)

Net periodic benefit cost (credit)	$1,215	$1,493	$46	$(193)

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	Pension Plans		Medical Plan
	Six Months Ended June 30,
	2015	2014	2015	2014
Components of Net Periodic Benefit Cost (Credit):
Service cost	$713	$451	$13	$17
Interest cost	12,259	15,171	90	97
Expected return on plan assets	(14,090)	(16,307)	–	–
Amortization of:
Prior service cost	1,194	1,468	–	–
Net actuarial loss (gain)	2,283	2,229	–	(265)

Net periodic benefit cost (credit)	$2,359	$3,012	$103	$(151)

14.	INCOME TAXES

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

The Company recorded income tax provisions (benefits) of $(1,176,531) and $(1,164,514) for the three month and six month periods ended June 30, 2015, respectively, and $13,071 and $34,822 for the three month and six month periods ended June 30, 2014, respectively, representing effective tax rates of 146.8%, 160.2%, 13.2% and 16.9%, respectively. The difference between the U.S. federal statutory rate of 35.0% and the effective tax rates reflected above principally relates to (i) change in the valuation allowance affecting the provision for income taxes, (ii) recognition of a deferred tax asset associated with the recording of the tax receivable agreement obligation (see below), (iii) taxes payable to foreign jurisdictions that are not offset against U.S. income taxes, (iv) foreign source income (loss) not subject to U.S. income taxes (including interest on intercompany financings), and (v) U.S. state and local taxes (primarily UBT), which are incremental to the U.S. federal statutory tax rate.

Certain of our tax-paying entities at which we have historically recorded significant valuation allowances were profitable on a cumulative basis for the three year period ended June 30, 2015. In assessing our valuation allowance as of June 30, 2015, we considered all available information, including the magnitude of recent and current operating results, the relatively long duration of statutory carryforward periods, our historical experience utilizing tax attributes prior to their expiration dates, the historical volatility of operating results of these entities and our assessment regarding the sustainability of their profitability. We concluded that there is now a sufficient history of sustained profitability at these entities that it is more likely than not that these entities will be able to realize deferred tax assets. Accordingly, during the period ended June 30, 2015, we released substantially all of the valuation allowance against the deferred tax assets held by these entities, with the exception of the portion of the valuation allowance that we currently expect to utilize in the current year.

As a result, during the quarter ended June 30, 2015, we recorded a deferred tax benefit of approximately $821,000. In addition, we also recorded a separate deferred tax benefit of approximately $378,000 that reflects the tax deductibility of payments under the tax receivable agreement. See “—Tax Receivable Agreement” below for more information regarding our accrual under the tax receivable agreement.

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

Tax Receivable Agreement

In connection with our initial public offering and related transactions in May 2005, we entered into a tax receivable agreement with the predecessor of LMDC Holdings LLC (“LMDC Holdings”) on May 10, 2005 (the “Tax Receivable Agreement”). The agreement was based on the mutual recognition that the redemption of Lazard Group membership interests that were held by the historical partners of Lazard Group on May 10, 2005 for cash resulted in an increase in the tax basis of the tangible and intangible assets of Lazard Group attributable to our subsidiaries’ interest in Lazard Group that otherwise would not have been available. The agreement also was based on the mutual recognition that the exchange from time to time by such historical partners of exchangeable interests in LAZ-MD Holdings LLC for shares of our Class A common stock could subsequently result in additional increases in such tax basis. Included in our deferred tax assets as of June 30, 2015 are approximately $1,177,000 of deferred tax assets which are subject to the Tax Receivable Agreement.

On June 16, 2015, Lazard and LMDC Holdings amended the Tax Receivable Agreement and entered into an Amended and Restated Tax Receivable Agreement (the “Amended and Restated Tax Receivable Agreement”). Pursuant to the Amended and Restated Tax Receivable Agreement, among other things, (i) LMDC Holdings assigned all of its obligations thereunder, including the obligation to receive payments and promptly distribute them to historical partners of Lazard Group, to LTBP Trust, a new Delaware statutory trust (the “Trust”), and the Trust assumed all of LMDC Holdings’ obligations thereunder, (ii) LMDC Holdings distributed the interests in the Trust to certain owners of LMDC Holdings, and (iii) holders of interests in the Trust obtained the ability, subject to certain restrictions and conditions, to transfer such interests to certain additional persons and entities, including Lazard.

Consistent with the original Tax Receivable Agreement, the Amended and Restated Tax Receivable Agreement provides for the payment by our subsidiaries to the Trust of a specified percentage (originally 85%, subject to downward adjustment in the event of any Lazard purchases of Trust interests) of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of the increases in tax basis and of certain other tax benefits related to the Amended and Restated Tax Receivable Agreement, including tax benefits attributable to payments under the Amended and Restated Tax Receivable Agreement. Our subsidiaries expect to benefit from the balance of cash savings, if any, in income tax that our subsidiaries realize. Any amount paid by our subsidiaries to the Trust will generally be distributed to the owners of the Trust, including our executive officers, in proportion to their beneficial interests in the Trust.

For purposes of the Amended and Restated Tax Receivable Agreement, cash savings in income and franchise tax will be computed by comparing our subsidiaries’ actual income and franchise tax liability to the amount of such taxes that our subsidiaries would have been required to pay had there been no increase in the tax basis of the tangible and intangible assets of Lazard Group attributable to our subsidiaries’ interest in Lazard Group as a result of the redemption and exchanges and had our subsidiaries not entered into the Amended and Restated Tax Receivable Agreement. The term of the Amended and Restated Tax Receivable Agreement will continue until approximately 2033 or, if earlier, until all relevant tax benefits have been utilized or expired.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

As described above, during the period ended June 30, 2015, we released substantially all of our valuation allowance against deferred tax assets. As a result, we accrued a corresponding liability of $961,948 during the quarter ended June 30, 2015 for amounts relating to the Amended and Restated Tax Receivable Agreement. The cumulative liability recorded as of June 30, 2015 was $988,085.

The amount of the Amended and Restated Tax Receivable Agreement liability is an undiscounted amount based upon currently enacted tax laws, the current structure of the Company and various assumptions regarding potential future operating profitability. The assumptions reflected in the estimate involve significant judgment. As such, the actual amount and timing of payments under the Amended and Restated Tax Receivable Agreement could differ materially from our estimates. Any changes in the amount of the estimated liability would be recorded as a non-compensation expense in the consolidated statement of operations. Adjustments, if necessary, to the related deferred tax assets would be recorded through income tax expense.

Subsequent Event

In July 2015, we purchased approximately 46.9% of the then-outstanding beneficial interests in the Trust from certain owners of the Trust for $42,222 in cash, which resulted in the automatic cancellation of such beneficial interests and the extinguishment of the corresponding portion of our payment obligations under the Amended and Restated Tax Receivable Agreement. The Company expects that the extinguishment of the obligations described above, and the corresponding reduction of related deferred tax assets, will have the effect of increasing our net income by approximately $290,000 in the third quarter of 2015 and will be reflected in our condensed consolidated financial statements in the third quarter of 2015.

15.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

The Company’s basic and diluted net income per share calculations for the three month and six month periods ended June 30, 2015 and 2014 are computed as described below.

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

The calculations of the Company’s basic and diluted net income per share and weighted average shares outstanding for the three month and six month periods ended June 30, 2015 and 2014 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to Lazard Ltd	$374,113	$85,192	$430,066	$166,034
Add (deduct) - adjustment associated with Class A common stock issuable on a non-contingent basis	–	–	–	–

Net income attributable to Lazard Ltd - basic	374,113	85,192	430,066	166,034
Add - dilutive effect, as applicable, of:
Adjustments to income relating to interest expense and changes in net income attributable to noncontrolling interests resulting from assumed Class A common stock issuances in connection with share-based incentive compensation, and, in 2014, exchangeable interests, net of tax	–	174	–	607

Net income attributable to Lazard Ltd - diluted	$374,113	$85,366	$430,066	$166,641

Weighted average number of shares of Class A common stock outstanding	126,140,634	122,701,779	124,862,156	122,031,495
Add - adjustment for shares of Class A common stock issuable on a non-contingent basis	72,011	414,997	72,011	414,997

Weighted average number of shares of Class A common stock outstanding - basic	126,212,645	123,116,776	124,934,167	122,446,492
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of Class A common stock issuable from share-based incentive compensation and, in 2014, exchangeable interests	6,593,400	10,458,876	8,336,829	11,354,330

Weighted average number of shares of Class A common stock outstanding - diluted	132,806,045	133,575,652	133,270,996	133,800,822

Net income attributable to Lazard Ltd per share of Class A common stock:
Basic	$2.96	$0.69	$3.44	$1.36

Diluted	$2.82	$0.64	$3.23	$1.25

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

16.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6  2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At June 30, 2015, LFNY’s regulatory net capital was $112,976, which exceeded the minimum requirement by $110,110. LFNY’s aggregate indebtedness to net capital ratio was 0.38:1 as of June 30, 2015.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At June 30, 2015, the aggregate regulatory net capital of the U.K. Subsidiaries was $115,445, which exceeded the minimum requirement by $97,014.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the ACPR for its banking activities conducted through its subsidiary, LFB. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), also are subject to regulation and supervision by the Autorité des Marchés Financiers. At June 30, 2015, the consolidated regulatory net capital of CFLF was $133,985, which exceeded the minimum requirement set for regulatory capital levels by $95,785. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this new supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At March 31, 2015, the regulatory net capital of the combined European regulated group was $201,766, which exceeded the minimum requirement set for regulatory capital levels by $126,478. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure (which is similar to the information that the Company had already been providing informally). This new supervision under, and provision of information to, the ACPR became effective December 31, 2013.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At June 30, 2015, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $116,436, which exceeded the minimum required capital by $89,831.

At June 30, 2015, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the three month and six month periods ended June 30, 2015 and 2014 is prepared using the following methodology:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Financial Advisory	Net Revenue	$316,384	$280,769	$617,903	$556,265
	Operating Expenses	253,221	253,804	496,156	499,219

	Operating Income	$63,163	$26,965	$121,747	$57,046

Asset Management	Net Revenue	$305,838	$288,164	$585,645	$556,728
	Operating Expenses	193,791	185,237	375,583	360,998

	Operating Income	$112,047	$102,927	$210,062	$195,730

Corporate	Net Revenue	$(13,130)	$(2,037)	$(16,707)	$(12,697)
	Operating Expenses (a)	963,456	28,875	1,041,815	33,919

	Operating Loss	$(976,586)	$(30,912)	$(1,058,522)	$(46,616)

Total	Net Revenue	$609,092	$566,896	$1,186,841	1,100,296
	Operating Expenses	1,410,468	467,916	1,913,554	894,136

	Operating Income (Loss)	$(801,376)	$98,980	$(726,713)	$206,160

	As Of
	June 30, 2015	December 31, 2014
Total Assets
Financial Advisory	$773,432	$785,557
Asset Management	486,851	588,403
Corporate (b)	2,891,658	1,958,276

Total	$4,151,941	$3,332,236

(a)	Operating expenses include $961,948 and $968,483 in the three month and six month periods ended June 30, 2015, respectively, recorded for the provision pursuant to the tax receivable agreement. See Note 14 of Notes to Condensed Consolidated Financial Statements for information regarding the tax receivable agreement obligation.
(b)	Corporate segment assets include amounts recorded for deferred tax assets of $1,255,440 and $59,041 at June 30, 2015 and December 31, 2014, respectively. See Note 14 of Notes to Condensed Consolidated Financial Statements for information regarding deferred tax assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Ltd’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”). All references to “2015”, “2014”, “second quarter”, “first half” or “the period” refer to, as the context requires, the three month and six month periods ended June 30, 2015 and June 30, 2014.

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

Forward-looking statements include, but are not limited to, statements about:

•	financial goals, including the ratio of awarded compensation and benefits expense to operating revenue;

•	ability to deploy surplus cash through dividends, share repurchases and debt repurchases;

•	ability to offset stockholder dilution through share repurchases;

•	possible or assumed future results of operations and operating cash flows;

•	strategies and investment policies;

•	financing plans and the availability of short-term borrowing;

•	competitive position;

•	future acquisitions, including the consideration to be paid and the timing of consummation;

•	potential growth opportunities available to our businesses;

•	recruitment and retention of our managing directors and employees;

•	potential levels of compensation expense and non-compensation expense;

•	potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts;

•	likelihood of success and impact of litigation;

•	expected tax rates, including effective tax rates;

•	changes in interest and tax rates;

•	availability of certain tax benefits, including certain potential deductions;

•	potential impact of certain events or circumstances on our financial statements;

•

expectations with respect to the economy, the securities markets, the market for mergers, acquisitions and strategic advisory and restructuring activity, the market for asset management activity and other macroeconomic and industry trends;

•	effects of competition on our business; and

•	impact of future legislation and regulation on our business.

The Company is committed to providing timely and accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, the Company uses its websites to convey information about our businesses, including the anticipated release of quarterly financial results, quarterly financial, statistical and business-related information, and the posting of updates of AUM in various mutual funds, hedge funds and other investment products managed by Lazard Asset Management LLC (together with its subsidiaries, “LAM”) and Lazard Frères Gestion SAS (“LFG”). Investors can link to Lazard Ltd, Lazard Group and their operating company websites through http://www.lazard.com. Our websites and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-Q.

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

In addition, we record selected other activities in our Corporate segment, including management of cash, investments, deferred tax assets, outstanding indebtedness and assets associated with Lazard Group’s Paris-based subsidiary, Lazard Frères Banque SA (“LFB”).

LFB is a registered bank regulated by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”). It is engaged primarily in commercial and private banking services for clients and funds managed by LFG and other clients, investment banking activities, including participation in underwritten offerings of securities in France, and asset-liability management.

Our consolidated net revenue was derived from the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Financial Advisory	52%	49%	52%	50%
Asset Management	50	51	49	51
Corporate	(2)	–	(1)	(1)

Total	100%	100%	100%	100%

We also invest our own capital from time to time, generally alongside capital of qualified institutional and individual investors in alternative investments or private equity investments, and, since 2005, we have engaged in a number of alternative investments and private equity activities, including, historically, investments through (i) the Edgewater Funds (“Edgewater”), our Chicago-based private equity firm (see Note 10 of Notes to Condensed Consolidated Financial Statements), (ii) Lazard Australia Corporate Opportunities Fund 2 (“COF2”), an Australian fund targeting Australasian mid-market investments, (iii) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small-to mid-cap European companies and (iv) a fund targeting significant noncontrolling-stake investments in established private companies. We also make investments to seed our Asset Management strategies.

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

Despite market volatility in the early part of the first half of 2015, equity market indices for developed markets at June 30, 2015 generally increased or remained stable as compared to such indices at December 31, 2014. Emerging markets indices at June 30, 2015 have generally increased as compared to December 31, 2014.

In the global M&A markets during the first half of 2015, the value of all completed M&A transactions increased as compared to the same period in the prior year, as did the subset of such transactions involving values greater than $500 million. During the same time, the value of all announced M&A transactions, including the subset of such transactions involving values greater than $500 million, also increased, reflecting an active global M&A environment. While the value of completed and announced transactions increased as compared to the prior period, the number of announced transactions (excluding the subset of announced transactions involving values greater than $500 million) decreased. During the first half of 2015, global restructuring activity remained low, consistent with the last several years.

In the first half of 2015, corporate cash balances remain high and interest rates remain low. The U.S. macroeconomic environment has improved, but Europe and many of the developing markets remain unsettled, particularly with respect to foreign exchange markets. Although market and foreign currency volatility may continue, the longer-term trends appear to remain favorable for both of our businesses.

We intend to leverage our existing infrastructure to capitalize on any global macroeconomic recovery, positive momentum in the M&A cycle, and strength in the global equity markets. We believe that we can generate revenue growth by remaining adequately staffed to capitalize on any macroeconomic recovery and deploying our intellectual capital to generate new revenue streams.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•	Financial Advisory – The fundamentals for continued growth of a strategic M&A cycle appear to remain in place. Demand continues for expert, independent strategic advice that can be levered across geographies and our range of advisory capabilities. The global scale and breadth of our Financial Advisory business allows us to advise on large, complex cross-border transactions across a variety of industries. In addition, we believe our businesses throughout the emerging markets, Japan and Australia position us for growth in these markets, while enhancing our relationships with, and the services that we can provide to, clients in developed economies.

•	Asset Management – Generally, we have seen increased investor demand across regions and investment platforms. In the short to intermediate term, we expect most of our growth will come from defined benefit and defined contribution plans in the developed economies because of their sheer scope and size. Over the longer term, we expect an increasing share of our AUM to come from the developing economies in Asia, Latin America and the Middle East, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Our global footprint is already well established in the developed economies and we expect our business in the developing economies will continue to expand. Given our globally diversified platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from growth that may occur in the asset management industry. In recent years, we have expanded the global footprint of our Asset Management business by opening offices in Singapore, Dubai and Dublin. We are continually developing and seeding new investment strategies that extend our existing platforms. Recent examples of growth initiatives include the following investment strategies: Emerging Markets Debt, Emerging Markets Small Cap Equity, Middle East North African Equities, Asian Equities, U.S. Long/Short Equity and International Concentrated Equity.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value of all completed transactions, including completed transactions with values greater than $500 million, increased in the first half of 2015 as compared to the first half of 2014, while the number of all completed transactions decreased over the same period. With respect to announced M&A transactions, the value of all announced transactions, including announced transactions with values greater than $500 million, increased in the first half of 2015 as compared to the first half of 2014, while the number of all announced transactions decreased over the same period.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Incr / (Decr)	2015	2014	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$903	$613	47%	$1,756	$1,354	30%
Number	7,925	10,083	(21)%	17,254	19,754	(13)%
Deals Greater than $500 million:
Value	$715	$401	78%	$1,380	$959	44%
Number	263	229	15%	526	491	7%
Announced M&A Transactions:
All deals:
Value	$1,375	$1,010	36%	$2,277	$1,671	36%
Number	8,819	10,474	(16)%	18,650	20,301	(8)%
Deals Greater than $500 million:
Value	$1,133	$772	47%	$1,828	$1,246	47%
Number	330	308	7%	602	551	9%

Source:	Dealogic as of July 6, 2015.

Global restructuring activity during the first half of 2015, as measured by the number of corporate defaults, increased as compared to the first half of 2014, however, the aggregate value of debt defaults remained low, consistent with the last several years. The number of defaulting issuers increased to 38 in the 2015 period, according to Moody’s Investors Service, Inc., as compared to 25 in the 2014 period.

Asset Management

The percentage change in major equity market indices at June 30, 2015, as compared to such indices at March 31, 2015, December 31, 2014, and at June 30, 2014, is shown in the table below.

	Percentage Changes June 30, 2015 vs.
	March 31, 2015	December 31, 2014	June 30, 2014
Euro Stoxx	(7.4)%	8.8%	6.1%
MSCI Emerging Market	(0.2)%	1.7%	(7.5)%
MSCI World Index	(0.3)%	1.5%	(0.5)%
S&P 500	(0.2)%	0.2%	5.3%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM and the nature of the AUM product mix. Accordingly, market movements, foreign currency exchange rate volatility and changes in our AUM product mix will impact the level of revenues we receive from our Asset Management business when comparing periodic results. A substantial portion of our AUM is invested in equities. Movements in AUM during the period generally reflect the changes in equity market indices. Our AUM at June 30, 2015 increased 3% versus AUM at December 31, 2014, primarily due to market appreciation and net inflows, partially offset by adverse foreign exchange movements. Average AUM in the first half of 2015 increased 5% as compared to average AUM in the 2014 period.

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

For hedge funds, incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks or thresholds. The Company records incentive fees on traditional products and hedge funds at the end of the relevant performance measurement period, when potential uncertainties regarding the ultimate realizable amounts have been determined. The incentive fee measurement period is generally an annual period (unless an account terminates or a redemption occurs during the year). The incentive fees received at the end of the measurement period are not subject to reversal or payback. Incentive fees on hedge funds are often subject to loss carryforward provisions in which losses incurred by the hedge funds in any year are applied against certain gains realized by the hedge funds in future periods before any incentive fees can be earned.

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

Although Corporate segment net revenue during the first half of 2015 represented (1)% of Lazard’s net revenue, total assets in the Corporate segment represented 70% of Lazard’s consolidated total assets as of June 30, 2015, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, deferred tax assets and assets associated with LFB.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards, including (a) share-based incentive compensation under the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”) and the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”), which expired in the second quarter of 2015, and (b) LFI and other similar deferred compensation arrangements (see Note 12 of Notes to Condensed Consolidated Financial Statements), (iii) a provision for discretionary or guaranteed cash bonuses and profit pools and (iv) when applicable, severance payments. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our actual and forecasted operating and financial performance, staffing levels, estimated forfeiture rates, competitive pay conditions and the nature of revenues earned, as well as the mix between current and deferred compensation.

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

Provision for Income Taxes and Tax Receivable Agreement

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

As discussed under “Critical Accounting Policies and Estimates—Income Taxes” below, in the second quarter of 2015, we concluded that certain of our tax-paying entities at which we have historically recorded valuation allowances have achieved sufficient sustained profitability that it is more likely than not that they will be able to realize their deferred tax assets. Accordingly, in the second quarter of 2015, we released substantially all of our valuation allowance related to the deferred tax assets. If we are able to use the deferred tax assets in future periods to reduce our income taxes, we will be required to pay a significant portion of the tax savings pursuant to our tax receivable agreement. We therefore also recognized a related liability under the tax receivable agreement.

As a result of the valuation allowance release, the provision for income taxes on our condensed consolidated statement of operations for the second quarter of 2015 included a benefit of $1,199 million. In addition, as a result of the liability under the tax receivable agreement, our operating expenses on our condensed consolidated statement of operations for the second quarter of 2015 included a provision pursuant to the tax receivable agreement of $962 million. This expense largely offset the tax benefit described above, resulting in a net benefit of $237 million.

See “Critical Accounting Policies and Estimates—Income Taxes” below for additional information regarding income taxes, our deferred tax assets and our obligation under the tax receivable agreement.

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

A portion of our net revenue is derived from transactions that are denominated in currencies other than the U.S. dollar. Since the middle of 2014, the value of the U.S. dollar has strengthened against many other major currencies. As a result, net revenue for the three month and six month periods ended June 30, 2015 was negatively impacted in comparison to the prior year periods. The majority of the negative impact in each period was offset by the positive impact of the exchange rate movements on our operating expenses denominated in currencies other than the U.S. dollar.

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP. Selected financial data from the Company’s reported condensed consolidated results of operations is set forth below, followed by a more detailed discussion of both the consolidated and business segment results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)

Net Revenue	$609,092	$566,896	$1,186,841	$1,100,296

Operating Expenses:
Compensation and benefits	336,719	345,924	665,221	667,489
Non-compensation	109,944	112,046	276,960	215,481
Amortization of intangible assets related to acquisitions	1,857	706	2,890	1,926
Provision pursuant to tax receivable agreement	961,948	9,240	968,483	9,240

Total operating expenses	1,410,468	467,916	1,913,554	894,136

Operating Income (Loss)	(801,376)	98,980	(726,713)	206,160
Provision (benefit) for income taxes	(1,176,531)	13,071	(1,164,514)	34,822

Net Income	375,155	85,909	437,801	171,338
Less – Net Income Attributable to Noncontrolling Interests	1,042	717	7,735	5,304

Net Income Attributable to Lazard Ltd	$374,113	$85,192	$430,066	$166,034

Operating Income (Loss), as a % of net revenue	(131.6)%	17.5%	(61.2)%	18.7%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
Operating Revenue:
Net revenue	$609,092	$566,896	$1,186,841	$1,100,296
Adjustments:
Interest expense (a)	11,436	15,559	27,513	31,275
Revenue related to noncontrolling interests (b)	(3,588)	(2,512)	(12,322)	(8,778)
Private equity revenue adjustment (c)	(12,203)	–	(12,203)	–
(Gains) losses on investments pertaining to LFI (d)	1,894	(8,906)	(2,242)	(11,532)

Operating revenue	$606,631	$571,037	$1,187,587	$1,111,261

(a)	Interest expense (excluding interest expense incurred by LFB) is added back in determining operating revenue because such expense relates to corporate financing activities and is not considered to be a cost directly related to the revenue of our business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount.
(c)	The Company disposed of its private equity business in Australia in the second quarter of 2015 in a transaction with the management team of the disposed business. Revenue of $24,388 relating to the disposal of the business (which primarily represents the realization of carried interest at fair value) is adjusted for the recognition of an obligation of $12,203 with the management of the disposed business, which obligation was previously recognized for U.S. GAAP.
(d)	Represents changes in the fair value of investments held in connection with LFI and other similar deferred compensation arrangements for which a corresponding equal amount is excluded from compensation and benefits expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$336,719	$345,924	$665,221	$667,489
Adjustments:
Noncontrolling interests (a)	(1,184)	(1,098)	(2,401)	(2,246)
(Charges) credits pertaining to LFI (b)	1,894	(8,906)	(2,242)	(11,532)

Adjusted compensation and benefits expense	$337,429	$335,920	$660,578	$653,711

Adjusted compensation and benefits expense, as a % of operating revenue	55.6%	58.8%	55.6%	58.8%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)	Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$109,944	$112,046	$276,960	$215,481
Adjustments:
Noncontrolling interests (a)	(352)	(567)	(715)	(1,001)
Charges pertaining to senior debt refinancing (b)	–	–	(60,219)	–

Adjusted non-compensation expense	$109,592	$111,479	$216,026	$214,480

Adjusted non-compensation expense, as a % of operating revenue	18.1%	19.5%	18.2%	19.3%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.
(b)	Charges pertaining to the redemption of a substantial majority of the Company’s 2017 Notes are excluded because of the non-recurring nature of such transaction. See “—Liquidity and Capital Resources—Financing Activities.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
Earnings From Operations:
Operating revenue	$606,631	$571,037	$1,187,587	1,111,261
Deduct:
Adjusted compensation and benefits expense	(337,429)	(335,920)	(660,578)	(653,711)
Adjusted non-compensation expense	(109,592)	(111,479)	(216,026)	(214,480)

Earnings from operations	$159,610	$123,638	$310,983	$243,070

Earnings from operations, as a % of operating revenue	26.3%	21.7%	26.2%	21.9%

Headcount information is set forth below:

	As Of
	June 30, 2015	December 31, 2014	June 30, 2014
Headcount:
Managing Directors:
Financial Advisory	145	139	140
Asset Management	90	81	82
Corporate	17	16	17

Total Managing Directors	252	236	239
Other Employees:
Business segment professionals	1,147	1,139	1,100
All other professionals and support staff	1,169	1,148	1,122

Total	2,568	2,523	2,461

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

Three Months Ended June 30, 2015 versus June 30, 2014

The Company reported net income attributable to Lazard Ltd of $374 million, as compared to net income of $85 million in the 2014 period. The changes in the Company’s operating results during these periods are described below.

Net revenue increased $42 million, or 7%, with operating revenue increasing $36 million, or 6%, as compared to the 2014 period. Fee revenue from investment banking and other advisory activities increased $34 million, or 12%, primarily due to increases in M&A and Other Advisory fees. The increase in M&A and Other Advisory fee revenue was primarily due to an increase in the average transaction fee with respect to completed transactions involving fees greater than $1 million as compared to the 2014 period. Asset management fees, including incentive fees, decreased $7 million, or 3%, as compared to the 2014 period, principally reflecting a decrease in incentive fees relating to traditional investment products. In the aggregate, interest income, other revenue and interest expense increased $15 million as compared to the 2014 period, primarily due to a $24 million gain on the disposal of the Company’s Australian private equity business (which primarily relates to the realization of carried interest at fair value), partially offset by investment losses due to LFI. Interest expense was lower due to the refinancing of the 2017 Notes.

Compensation and benefits expense decreased $9 million, or 3%, as compared to the 2014 period, primarily driven by a decrease in amortization of deferred compensation expense, partially offset by an increase in discretionary compensation.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $337 million, an increase of $1 million as compared to $336 million in the 2014 period. The ratio of adjusted compensation and benefits expense to operating revenue was 55.6% for the 2015 period, as compared to 58.8% for the 2014 period and 55.6% for full-year 2014.

Non-compensation expense decreased $2 million, or 2%, as compared to the 2014 period, on both a U.S. GAAP and adjusted basis, including noncontrolling interests. The ratio of adjusted non-compensation expense to operating revenue was 18.1%, as compared to 19.5% in the 2014 period.

Amortization of intangible assets increased $1 million as compared to the 2014 period.

Based on the possible utilization of certain deferred tax assets that are subject to the tax receivable agreement, the provision pursuant to the tax receivable agreement in the 2015 period was $962 million, as compared to $9 million in the 2014 period (see Note 14 of Notes to Condensed Consolidated Financial Statements for additional information).

Operating income, which included the impact of the provision pursuant to the tax receivable agreement described above, decreased $900 million as compared to the 2014 period, and, as a percentage of net revenue, was (131.6)%, as compared to 17.5% in the 2014 period.

Earnings from operations, which excluded the impact of the provision pursuant to the tax receivable agreement described above, increased $36 million, or 29%, as compared to the 2014 period, and, as a percentage of operating revenue, was 26.3%, as compared to 21.7% in the 2014 period.

The provision for income taxes reflects an effective tax rate of 146.8%, as compared to 13.2% for the 2014 period. The increase in the effective tax rate in 2015 as compared to 2014 was primarily driven by (i) the reduction of operating income as a result of the provision pursuant to the tax receivable agreement described above, and (ii) the provision (benefit) for income taxes, which was impacted by the recognition of deferred tax assets of $1,199 million described above under “Financial Statement Overview—Provision for Income Taxes and Tax Receivable Agreement.”

Net income attributable to noncontrolling interests remained substantially unchanged as compared to the 2014 period.

Six Months Ended June 30, 2015 versus June 30, 2014

The Company reported net income attributable to Lazard Ltd of $430 million, as compared to net income of $166 million in the 2014 period. The changes in the Company’s operating results during these periods are described below.

Net revenue increased $87 million, or 8%, with operating revenue increasing $76 million, or 7%, as compared to the 2014 period. Fee revenue from investment banking and other advisory activities increased $63 million, or 11%, primarily due to increases in M&A and Other Advisory fees. The increase in M&A and Other Advisory fee revenue was primarily due to an increase in the average transaction fee with respect to completed transactions involving fees greater than $1 million as compared to the 2014 period. Asset management fees, including incentive fees, were substantially unchanged as compared to the 2014 period. In the aggregate, interest income, other revenue and interest expense increased $22 million as compared to the 2014 period, primarily due to a $24 million gain on the disposal of the Company’s Australian private equity business (which primarily relates to the realization of carried interest at fair value), partially offset by lower investment gains due to LFI. Interest expense was lower due to the refinancing of the 2017 Notes.

Compensation and benefits expense decreased $2 million as compared to the 2014 period, primarily driven by a decrease in discretionary compensation, partially offset by an increase in amortization of deferred compensation expense.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $661 million, an increase of $7 million, or 1%, as compared to $654 million in the 2014 period, primarily driven by an increase in amortization of deferred compensation, partially offset by a decrease in discretionary compensation. The ratio of adjusted compensation and benefits expense to operating revenue was 55.6% for the 2015 period, as compared to 58.8% for the 2014 period and 55.6% for full-year 2014.

Non-compensation expense increased $61 million, or 29%, as compared to the 2014 period. In the 2015 period, non-compensation expense included a charge of $60 million related to the redemption of a substantial majority of the Company’s 2017 Notes. When excluding such charge, as well as non-compensation costs relating to noncontrolling interests, adjusted non-compensation expense increased $2 million, or 1%, as compared to the 2014 period, primarily reflecting increased business activity and investment in our businesses. The ratio of adjusted non-compensation expense to operating revenue was 18.2%, as compared to 19.3% in the 2014 period.

Amortization of intangible assets increased $1 million, or 50%, in the 2015 period as compared to the 2014 period.

Based on the possible utilization of certain deferred tax assets that are subject to the tax receivable agreement, the provision pursuant to the tax receivable agreement in the 2015 period was $968 million, as compared to $9 million in the 2014 period (see Note 14 of Notes to Condensed Consolidated Financial Statements for additional information).

Operating income, which included the charge relating to the redemption of a substantial majority of the Company’s 2017 Notes, as well as the impact of the provision pursuant to the tax receivable agreement described above, decreased $933 million as compared to the 2014 period, and, as a percentage of net revenue, was (61.2)%, as compared to 18.7% in the 2014 period.

Earnings from operations, which excluded the charge related to the redemption of a substantial majority of the Company’s 2017 Notes, as well as the impact of the provision pursuant to the tax receivable agreement described above, increased $68 million, or 28%, as compared to the 2014 period, and, as a percentage of operating revenue, was 26.2%, as compared to 21.9% in the 2014 period.

The provision for income taxes reflects an effective tax rate of 160.2%, as compared to 16.9% for the 2014 period. The increase in the effective tax rate in 2015 as compared to 2014 was primarily driven by (i) the reduction of operating income as a result of the provision pursuant to the tax receivable agreement described above, and (ii) the provision (benefit) for income taxes, which was impacted by the recognition in the second quarter of 2015 of deferred tax assets of $1,199 million described above under “Financial Statement Overview—Provision for Income Taxes and Tax Receivable Agreement.”

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

Financial Advisory

The following tables summarize the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
M&A and Other Advisory	$273,150	$233,313	$533,954	$472,457
Capital Raising	17,293	26,574	34,862	32,790

Total Strategic Advisory	290,443	259,887	568,816	505,247
Restructuring	25,941	20,882	49,087	51,018

Net Revenue	316,384	280,769	617,903	556,265
Operating Expenses	253,221	253,804	496,156	499,219

Operating Income	$63,163	$26,965	$121,747	$57,046

Operating Income, as a % of net revenue	20.0%	9.6%	19.7%	10.3%

Net revenue trends in Financial Advisory for M&A and Other Advisory and Restructuring are generally correlated to the level of completed industry-wide M&A transactions and restructuring transactions occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in non-public or sovereign advisory assignments. For example, our M&A and Other Advisory revenue, which includes Sovereign and Capital Structure Advisory revenue, increased 13% in 2015 as compared to 2014. In contrast, the industry statistics for global M&A transactions described above reflect a 30% increase in the value, and a 13% decrease in the number, of all completed transactions in the first half of 2015 as compared to 2014. For M&A deals with values greater than $500 million, the value and number of completed transactions in the first half of 2015 increased 44% and 7%, respectively, as compared to 2014.

Certain Lazard fee and transaction statistics are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Lazard Statistics:
Number of clients with fees greater than $1 million:
Total Financial Advisory	64	70	131	137
M&A and Other Advisory	41	58	111	110
Percentage of total Financial Advisory net revenue from top 10 clients	43%	30%	29%	22%
Number of M&A transactions completed with values greater than $500 million (a)	22	14	42	34

(a)	Source: Dealogic as of July 6, 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	59%	48%	58%	55%
Europe	29	43	34	37
Rest of World	12	9	8	8

Total	100%	100%	100%	100%

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

Three Months Ended June 30, 2015 versus June 30, 2014

Financial Advisory net revenue increased $36 million, or 13%, as compared to the 2014 period. Total Strategic Advisory net revenue, representing fees from our M&A and Other Advisory and Capital Raising businesses, increased $31 million, or 12%, and Restructuring revenue increased $5 million, or 24%, as compared to the 2014 period.

M&A and Other Advisory revenue increased $40 million, or 17%, while Capital Raising revenue decreased by $9 million, or 35%, as compared to the 2014 period. The increase in M&A and Other Advisory revenue was primarily due to an increase in the average transaction fee with respect to completed transactions involving fees greater than $1 million as compared to the 2014 period. Our major clients, which in the aggregate represented a significant portion of our M&A and Other Advisory revenue in the 2015 period, included Alexion Pharmaceuticals, Dynegy, Greene King, Integrys Energy Group, Kofax, Reynolds American, Siemens and Toll Holdings.

The increase in Restructuring revenue in the 2015 period was primarily due to the closing of large assignments, but overall was generally in line with the continued industry-wide low level of corporate restructuring activity. Our major clients, which in the aggregate represented a significant portion of our Restructuring revenue for the 2015 period, included Energy Future Holdings, Hercules Offshore, Longview Power, RadioShack, Sabine Oil & Gas and Walter Energy.

Operating expenses remained substantially unchanged as compared to the 2014 period, in both compensation and benefits and non-compensation expenses.

Financial Advisory operating income was $63 million, an increase of $36 million, or 134%, as compared to operating income of $27 million in the 2014 period and, as a percentage of net revenue, was 20.0%, as compared to 9.6% in the 2014 period.

Six Months Ended June 30, 2015 versus June 30, 2014

Financial Advisory net revenue increased $62 million, or 11%, as compared to the 2014 period. Total Strategic Advisory net revenue, representing fees from our M&A and Other Advisory and Capital Raising businesses, increased $64 million, or 13%, and Restructuring revenue decreased $2 million, or 4%, as compared to the 2014 period.

M&A and Other Advisory revenue increased $61 million, or 13%, while Capital Raising revenue increased by $2 million, or 6%, as compared to the 2014 period. The increase in M&A and Other Advisory revenue was primarily due to an increase in the average transaction fee with respect to completed transactions involving fees greater than $1 million as compared to the 2014 period. Restructuring revenue in the 2015 period was generally in line with the continued industry-wide low level of corporate restructuring activity.

Operating expenses decreased $3 million, or 1%, as compared to the 2014 period, primarily due to a decrease in compensation and benefits expense primarily related to a decrease in discretionary compensation, partially offset by an increase in amortization of deferred compensation expense.

Financial Advisory operating income was $122 million, an increase of $65 million, or 113%, as compared to operating income of $57 million in the 2014 period and, as a percentage of net revenue, was 19.7%, as compared to 10.3% in the 2014 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	June 30, 2015	December 31, 2014
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$47,850	$48,459
Global	32,901	33,982
Local	33,231	31,684
Multi-Regional	52,420	46,787

Total Equity	166,402	160,912

Fixed Income:
Emerging Markets	15,668	14,227
Global	3,946	3,771
Local	3,982	3,676
Multi-Regional	8,917	9,436

Total Fixed Income	32,513	31,110

Alternative Investments	3,123	3,799
Private Equity	926	1,091
Cash Management	122	191

Total AUM	$203,086	$197,103

Total AUM at June 30, 2015 was $203 billion, an increase of $6 billion, or 3%, as compared to total AUM of $197 billion at December 31, 2014, primarily due to market appreciation and net inflows, partially offset by adverse foreign exchange movements. Average AUM for the three month and six month periods ended June 30, 2015 was 2% and 5% higher than that for the three month and six month periods ended June 30, 2014, respectively.

As of June 30, 2015, approximately 89% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 11% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, and was substantially unchanged from the corresponding percentages at December 31, 2014.

As of June 30, 2015 and December 31, 2014, AUM with foreign currency exposure represented approximately 73% of our total AUM for each respective period. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$162,852	$7,761	$(6,711)	$1,050	$755	$1,745	$166,402
Fixed Income	31,722	2,365	(1,394)	971	(670)	490	32,513
Other	4,607	240	(713)	(473)	75	(38)	4,171

Total	$199,181	$10,366	$(8,818)	$1,548	$160	$2,197	$203,086

	Six Months Ended June 30, 2015
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$160,912	$13,911	$(13,641)	$270	$9,290	$(4,070)	$166,402
Fixed Income	31,110	5,768	(2,625)	3,143	(153)	(1,587)	32,513
Other	5,081	323	(1,147)	(824)	(28)	(58)	4,171

Total	$197,103	$20,002	$(17,413)	$2,589	$9,109	$(5,715)	$203,086

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

As of July 17, 2015, AUM was $205.0 billion, a $1.9 billion increase since June 30, 2015. The increase in AUM was due to market appreciation of $3.8 billion and net inflows of $0.4 billion, partially offset by foreign exchange depreciation of $2.3 billion.

Average AUM for the three month and six month periods ended June 30, 2015 and 2014 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in millions)
Average AUM by Asset Class:
Equity	$166,336	$162,148	$164,039	$157,453
Fixed Income	32,524	30,496	32,525	28,908
Alternative Investments	3,269	4,621	3,443	4,580
Private Equity	926	1,142	926	1,141
Cash Management	113	130	107	129

Total Average AUM	$203,168	$198,537	$201,040	$192,211

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
Revenue:
Management Fees	$258,401	$257,507	$510,488	$497,030
Incentive Fees	6,978	15,774	13,261	26,152
Other Revenue	40,459	14,883	61,896	33,546

Net Revenue	305,838	288,164	585,645	556,728
Operating Expenses	193,791	185,237	375,583	360,998

Operating Income	$112,047	$102,927	$210,062	$195,730

Operating Income, as a % of net revenue	36.6%	35.7%	35.9%	35.2%

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	56%	59%	58%	60%
Europe	26	31	28	31
Rest of World	18	10	14	9

Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended June 30, 2015 versus June 30, 2014

Asset Management net revenue increased $18 million, or 6%, as compared to the 2014 period. Management fees remained substantially unchanged as compared to the 2014 period. Incentive fees decreased $8 million, or 56%, as compared to the 2014 period, primarily due to incentive fees related to traditional investment products. Other revenue increased $26 million as compared to the 2014 period, primarily due to a $24 million gain on disposal of the Company’s Australian private equity business (which relates primarily to the realization of carried interest at fair value).

Operating expenses increased $9 million, or 5%, as compared to the 2014 period, primarily due to increases in (i) compensation and benefits expense related to an increase in discretionary compensation and (ii) non-compensation expense related to increased AUM and business activity.

Asset Management operating income was $112 million, an increase of $9 million, or 9%, as compared to operating income of $103 million in the 2014 period and, as a percentage of net revenue, was 36.6%, as compared to 35.7% in the 2014 period.

Six Months Ended June 30, 2015 versus June 30, 2014

Asset Management net revenue increased $29 million, or 5%, as compared to the 2014 period. Management fees increased $13 million, or 3%, as compared to the 2014 period, reflecting a $9 billion, or 5%, increase in average AUM. Incentive fees decreased $13 million, or 49%, as compared to the 2014 period, primarily due to incentive fees related to traditional investment products. Other revenue increased $28 million, or 85%, as compared to the 2014 period, primarily due to a $24 million gain on disposal of the Company’s Australian private equity business (which relates primarily to the realization of carried interest at fair value).

Operating expenses increased $15 million, or 4%, as compared to the 2014 period, primarily due to increases in (i) compensation and benefits expense related to an increase in discretionary compensation and (ii) non-compensation expense related to increased AUM and business activity.

Asset Management operating income was $210 million, an increase of $14 million, or 7%, as compared to operating income of $196 million in the 2014 period and, as a percentage of net revenue, was 35.9%, as compared to 35.2% in the 2014 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
Interest Income	$663	$1,001	$1,418	$1,982
Interest Expense	(11,496)	(15,708)	(27,616)	(31,660)

Net Interest (Expense)	(10,833)	(14,707)	(26,198)	(29,678)
Other Revenue	(2,297)	12,670	9,491	16,981

Net Revenue (Expense)	(13,130)	(2,037)	(16,707)	(12,697)
Operating Expenses (a)	963,456	28,875	1,041,815	33,919

Operating Loss	$(976,586)	$(30,912)	$(1,058,522)	$(46,616)

(a)	Includes, (i) in the six months ended June 30, 2015, $60,219 relating to the redemption of a substantial majority of the Company’s 2017 Notes, (ii) in the three month and six month periods ended June 30, 2015, $961,948 and $968,483, respectively, relating to the provision pursuant to the tax receivable agreement, and (iii) in the three month and six month periods ended June 30, 2014, $9,240 relating to the provision pursuant to the tax receivable agreement.

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended June 30, 2015 versus June 30, 2014

Net interest expense decreased by $4 million, or 26%, as compared to the 2014 period, primarily due to the redemption of $450 million of the 2017 Notes and Lazard Group’s issuance of $400 million of 3.75% senior notes due 2025 (the “2025 Notes”).

Other revenue decreased $15 million as compared to the 2014 period, primarily due to investment losses in LFI.

Operating expenses increased $935 million as compared to the 2014 period, and included, in the 2015 and 2014 periods, charges of $962 million and $9 million, respectively, related to the provision pursuant to the tax receivable agreement. Excluding the impact of such charges, operating expenses decreased $18 million, primarily relating to decreased compensation and benefits expense relating to deferred compensation plans.

Six Months Ended June 30, 2015 versus June 30, 2014

Net interest expense decreased by $3 million, or 12%, as compared to the 2014 period, primarily due to the redemption of $450 million of the 2017 Notes and the issuance of the 2025 Notes.

Other revenue decreased $7 million as compared to the 2014 period, primarily due to lower investment gains recorded in connection with LFI and other investments.

Operating expenses increased $1,008 million as compared to the 2014 period, including, (i) in the 2015 period, a charge of $60 million related to the redemption of a substantial majority of the Company’s 2017 Notes and (ii) in the 2015 and 2014 periods, $968 million and $9 million, respectively, relating to the provision pursuant to the tax receivable agreement. Excluding the impact of such charges, operating expenses decreased $12 million compared to the 2014 period. The decrease was primarily related to decreased compensation and benefits expense related to deferred compensation plans.

Cash Flows

The Company’s cash flows are influenced primarily by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to shareholders, payments of incentive compensation to managing directors and employees and purchases of Class A common stock. Cash flows also were affected in the 2015 period by the redemption of $450 million of the 2017 Notes and the issuance of the 2025 Notes. M&A and Other Advisory and Asset Management fees are generally collected within 60 days of billing, while Restructuring fee collections may extend beyond 60 days, particularly those that involve bankruptcies with court-ordered holdbacks. Fees from our Private Fund Advisory activities are generally collected over a four-year period from billing and typically include an interest component.

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

Summary of Cash Flows:

	Six Months Ended June 30,
	2015	2014
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$437.8	$171.3
Adjustments to reconcile net income to net cash provided by operating activities (a)	(0.8)	189.1
Other operating activities (b)	(225.7)	(230.8)

Net cash provided by operating activities	211.3	129.6

Investing activities	(13.1)	(5.5)
Financing activities (c)	(540.8)	(283.9)
Effect of exchange rate changes	(22.8)	2.8

Net Decrease in Cash and Cash Equivalents	(365.4)	(157.0)
Cash and Cash Equivalents:
Beginning of Period	1,066.6	841.5

End of Period	$701.2	$684.5

(a)	Consists of the following:

	Six Months Ended June 30,
	2015	2014
	($ in millions)
Depreciation and amortization of property	$15.9	$17.7
Amortization of deferred expenses and stock units	171.4	158.0
Amortization of intangible assets related to acquisitions	2.9	1.9
Deferred tax provision (benefit)	(1,195.3)	2.3
Provision pursuant to tax receivable agreement	968.5	9.2
Loss on extinguishment of debt	60.2	–
Gain on disposal of subsidiaries	(24.4)	–

Total	$(0.8)	$189.1

(b)	Includes net changes in operating assets and liabilities.
(c)	Consists primarily of purchases of shares of Class A common stock, tax withholdings related to the settlement of vested restricted stock units (“RSUs”) and vested performance-based restricted stock units (“PRSUs”), Class A common stock dividends and distributions to noncontrolling interest holders, and activity relating to borrowings, including, in 2015, the redemption of a majority of the Company’s 2017 Notes and issuance of the 2025 Notes.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of Class A common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At June 30, 2015, Lazard had approximately $701 million of cash, with such amount including approximately $316 million held at Lazard’s operations outside the U.S. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, we expect that no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of June 30, 2015, Lazard had approximately $247 million in unused lines of credit available to it, including a $150 million, three-year, senior revolving credit facility with a group of lenders (the “Credit Facility”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $39 million (at June 30, 2015 exchange rates) and Edgewater of $55 million. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

The Credit Facility expires in September 2015 and contains customary terms and conditions, including limitations on consolidations, mergers, indebtedness and certain payments, as well as financial condition covenants relating to leverage and interest coverage ratios. Lazard Group’s obligations under the Credit Facility may be accelerated upon customary events of default, including non-payment of principal or interest, breaches of covenants, cross-defaults to other material debt, a change in control and specified bankruptcy events. The Company is currently discussing a potential renewal of the Credit Facility.

Financing Activities

The table below sets forth our corporate indebtedness as of June 30, 2015 and December 31, 2014. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

	Maturity Date	As of		Increase (Decrease)
		June 30, 2015	December 31, 2014
		($ in millions)
Senior Debt:
6.85%	2017	$98.4	$548.4	$(450.0)
4.25%	2020	500.0	500.0	–
3.75%	2025	400.0	–	400.0

Total Senior Debt		$998.4	$1,048.4	$(50.0)

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is due to the lending bank group, the Credit Facility includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended June 30, 2015, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.12 to 1.00 and its Consolidated Interest Coverage Ratio being 18.33 to 1.00. In any event, no amounts were outstanding under the Credit Facility as of June 30, 2015.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At June 30, 2015, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Stockholders’ Equity

At June 30, 2015, total stockholders’ equity was $869 million, as compared to $770 million at December 31, 2014, including $810 million and $707 million attributable to Lazard Ltd on the respective dates. The net activity in stockholders’ equity during the six month period ended June 30, 2015 is reflected in the table below (in millions of dollars):

Stockholders’ Equity—January 1, 2015	$770

Increase (decrease) due to:
Net income	438
Other comprehensive loss	(35)
Amortization of share-based incentive compensation	123
Purchase of Class A common stock	(118)
Settlement of share-based incentive compensation, net of related tax benefit of $9 (a)	(93)
Class A common stock dividends	(203)
Distributions to noncontrolling interests, net	(12)
Other—net	(1)

Stockholders’ Equity—June 30, 2015	$869

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

	Number of Shares	Average Price Per Share
Six Months Ended June 30:
2014	4,114,206	$46.83
2015	2,306,694	$51.04

The shares purchased in the six months ended June 30, 2014 included 1,000,000 shares purchased from Natixis S.A. on June 26, 2014 for approximately $50 million in connection with the sale by Natixis S.A. of its entire investment in the Company’s Class A common stock. The purchase transaction closed on July 1, 2014.

As of June 30, 2015, a total of $161 million of share repurchase authorization remained available under the Company’s share repurchase program, $11 million of which will expire on December 31, 2015 and $150 million of which will expire on December 31, 2016.

During the six months ended June 30, 2015, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases in the open market.

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

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 16 of Notes to Condensed Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see Item 1, “Business—Regulation” included in our Form 10-K.

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of June 30, 2015:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior Debt (including interest) (a)	$1,278,616	$43,612	$177,587	$72,500	$984,917
Operating Leases (exclusive of $73,063 of committed sublease income)	914,913	81,958	145,545	126,757	560,653
Capital Leases (including interest)	10,992	2,180	8,772	40	–
Investment Capital Funding Commitments (b)	16,798	16,798	–	–	–

Total (c)	$2,221,319	$144,548	$331,904	$199,297	$1,545,570

(a)	See Note 9 of Notes to Condensed Consolidated Financial Statements.
(b)	Unfunded commitments to private equity investments consolidated but not owned by Lazard of $6,588 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders. See Note 5 of Notes to Condensed Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.
(c)	The table above excludes contingent obligations, as well as any possible payments for uncertain tax positions and payments pursuant to the Company’s tax receivable agreement, given the inability to make a reasonably reliable estimate of the timing of the amounts of any such payments. At June 30, 2015, a tax receivable agreement obligation of $988,085 was recorded on the condensed consolidated statements of financial condition. See “Critical Accounting Policies and Estimates—Income Taxes” below. See also Notes 10, 12, 13 and 14 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans, tax receivable agreement obligations and income taxes, respectively.

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

The Company earns performance-based incentive fees on various investment products, including traditional products and alternative investment funds such as hedge funds and private equity funds. See “Financial Statement Overview” for a description of our revenue recognition policies on such fees.

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

Certain of our tax-paying entities at which we have historically recorded significant valuation allowances were profitable on a cumulative basis for the three year period ended June 30, 2015. In assessing our valuation allowance as of June 30, 2015, we considered all available information, including the magnitude of recent and current operating results, the relatively long duration of statutory carryforward periods, our historical experience utilizing tax attributes prior to their expiration dates, the historical volatility of operating results of these entities and our assessment regarding the sustainability of their profitability. We concluded that there is now a sufficient history of sustained profitability at these entities that it is more likely than not that these entities will be able to realize deferred tax assets. Accordingly, during the period ended June 30, 2015, we released substantially all of the valuation allowance against the deferred tax assets held by these entities, with the exception of the portion of the valuation allowance that we currently expect to utilize in the current year.

As a result, during the quarter ended June 30, 2015, we recorded a deferred tax benefit of $821 million. In addition, we also recorded a separate deferred tax benefit of $378 million that reflects the tax deductibility of payments under the Amended and Restated Tax Receivable Agreement. See “—Amended and Restated Tax Receivable Agreement” below for more information regarding our accrual under the Amended and Restated Tax Receivable Agreement.

As a result of the release of our valuation allowance during the quarter ended June 30, 2015, we expect that, beginning in 2016, our effective tax rate, with all other factors being held constant, could be significantly higher than our effective tax rate for the year ended December 31, 2014. In such a situation, with all other factors being held constant, an increase in our effective tax rate as a result of the reduction in the valuation allowance would not impact the amount of cash income taxes we would pay to taxing authorities. However, as described below, payments under the Amended and Restated Tax Receivable Agreement may be required in subsequent periods.

We record tax positions taken or expected to be taken in a tax return based upon our estimates regarding the amount that is more likely than not to be realized or paid, including in connection with the resolution of any related appeals or other legal processes. Accordingly, we recognize liabilities for certain unrecognized tax benefits based on the amounts that are more likely than not to be settled with the relevant taxing authority. Such liabilities are evaluated periodically as new information becomes available and any changes in the amounts of such liabilities are recorded as adjustments to “income tax expense.” Liabilities for unrecognized tax benefits involve significant judgment and the ultimate resolution of such matters may be materially different from our estimates.

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

See Item 1A, “Risk Factors” and Note 14 of Notes to Condensed Consolidated Financial Statements for additional information related to income taxes.

Amended and Restated Tax Receivable Agreement

As described above, during the period ended June 30, 2015, we released substantially all of our valuation allowance against deferred tax assets. As a result, we accrued a corresponding liability of $962 million during the quarter ended June 30, 2015 for amounts relating to the Amended and Restated Tax Receivable Agreement, dated as of June 16, 2015 (the “Amended and Restated Tax Receivable Agreement”), among Lazard, LMDC Holdings LLC and LTBP Trust (the “Trust”). See Note 14 of Notes to Condensed Consolidated Financial Statements for additional information regarding the Amended and Restated Tax Receivable Agreement. The cumulative liability recorded as of June 30, 2015 was $988 million.

The amount of the Amended and Restated Tax Receivable Agreement liability is an undiscounted amount based upon currently enacted tax laws, the current structure of the Company and various assumptions regarding potential future operating profitability. The assumptions reflected in the estimate involve significant judgment. As such, the actual amount and timing of payments under the Amended and Restated Tax Receivable Agreement could differ materially from our estimates. Any changes in the amount of the estimated liability would be recorded as a non-compensation expense in the consolidated statement of operations. Adjustments, if necessary, to the related deferred tax assets would be recorded through income tax expense.

Subsequent Event

In July 2015, we purchased approximately 46.9% of the then-outstanding beneficial interests in the Trust from certain owners of the Trust for $42 million in cash, which resulted in the automatic cancellation of such beneficial interests and the extinguishment of the corresponding portion of our payment obligations under the Amended and Restated Tax Receivable Agreement. We expect that the extinguishment of the obligations described above, and the corresponding reduction of related deferred tax assets, will have the effect of increasing our net income by approximately $290 million in the third quarter of 2015 and will be reflected in our condensed consolidated financial statements in the third quarter of 2015.

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

Data relating to investments is set forth below:

	June 30, 2015	December 31, 2014
	($ in thousands)
Seed investments by asset class:
Equities (a)	$114,167	$121,611
Fixed income	21,899	26,728
Alternative investments	20,093	26,374

Total seed investments	156,159	174,713

Other investments owned:
Private equity (b)	102,817	108,049
Interest-bearing deposits (c)	56,411	84,575
Fixed income and other	22,144	25,629

Total other investments owned	181,372	218,253

Subtotal	337,531	392,966

Add:
Equity method and private equity consolidated, not owned (d)	5,838	14,197
LFI (e)	214,382	213,189

Total investments	$557,751	$620,352

(a)	At June 30, 2015 and December 31, 2014, seed investments in directly owned equity securities were invested as follows:

	June 30, 2015	December 31, 2014
Percentage invested in:
Financials	34%	33%
Consumer	29	27
Industrial	12	12
Technology	10	10
Energy	4	5
Other	11	13

Total	100%	100%

(b)	Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $23 million and $25 million as of June 30, 2015 and December 31, 2014, respectively.

(c)	Short to medium term interest rates generally turned negative in Europe during 2014 and remain very low in many other countries and regions throughout the world. In the normal course of asset and liability management activities, both from a corporate treasury and LFB perspective, the Company attempts to minimize negative interest rates on its cash investments. Interest-bearing deposits generally provide positive yields when held to maturity, while also generally allowing immediate penalty-free withdrawal at any time (with less or no interest earned in such case).

(d)	Represents investments accounted for under the equity method of accounting and private equity investments that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “stockholders’ equity” on the condensed consolidated statements of financial condition.

(e)	Composed of investments held in connection with LFI and other similar deferred compensation arrangements. The market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to awards expected to vest. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives.

At June 30, 2015 and December 31, 2014, total investments with a fair value of $494 million and $528 million, respectively, included $103 million and $116 million, respectively, or 21% and 22%, respectively, of investments that were classified as Level 3 investments. A majority of our Level 3 investments at both dates are priced based on a NAV. During the six months ended June 30, 2015 and 2014, gains of approximately $8 million and $7 million, respectively, were recognized in “revenue-other” on the condensed consolidated statement of operations pertaining to Level 3 investments. See Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of June 30, 2015 and December 31, 2014, the Company held seed investments of approximately $156 million and $175 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $51 million in nine entities as of June 30, 2015, as compared to $54 million in eight entities as of December 31, 2014.

As of June 30, 2015 and December 31, 2014, the Company did not consolidate or deconsolidate any seed investment entities. As such, 100% of the recorded balance of seed investments as of June 30, 2015 and December 31, 2014 represented the Company’s economic interest in the seed investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed investment entities.

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

Prices of equity and debt securities and other instruments that comprise our AUM are generally provided by well-recognized, independent, third-party vendors. Such third-party vendors rely on prices provided by external pricing services which are obtained from recognized exchanges or markets, or, for certain fixed income securities, from an evaluated bid or other similarly sourced price.

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

Equity Market Price Risk—At June 30, 2015 and December 31, 2014, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $123 million and $131 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $1.0 million and $2.0 million in the carrying value of such investments as of June 30, 2015 and December 31, 2014, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At both June 30, 2015 and December 31, 2014, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $54 million. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $0.9 million and $1.0 million in the carrying value of such investments as of June 30, 2015 and December 31, 2014, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At both June 30, 2015 and December 31, 2014, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $68 million. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the

US dollar would result in a decrease of approximately $0.7 million and $0.6 million in the carrying value of such investments as of June 30, 2015 and December 31, 2014, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At June 30, 2015 and December 31, 2014, the Company’s exposure to changes in fair value of such investments was approximately $103 million and $108 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $10.3 million and $10.8 million in the carrying value of such investments as of June 30, 2015 and December 31, 2014, respectively.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At June 30, 2015, total receivables amounted to $502 million, net of an allowance for doubtful accounts of $21 million. As of that date, Financial Advisory and Asset Management fees, and customer receivables comprised 88% and 12% of total receivables, respectively. At December 31, 2014, total receivables amounted to $558 million, net of an allowance for doubtful accounts of $24 million. As of that date, Financial Advisory and Asset Management fees, and customer receivables comprised 87% and 13% of total receivables, respectively. At June 30, 2015 and December 31, 2014, the Company had receivables past due or deemed uncollectible of approximately $23 million and $25 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit (primarily for clients of LFG). At June 30, 2015 and December 31, 2014, customer receivables included $31 million and $35 million of LFB loans, respectively, with such loans being fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors exposure to individual counterparties.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $2 million at both June 30, 2015 and December 31, 2014, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $1 million and $0.8 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $202 million and $207 million at June 30, 2015 and December 31, 2014, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of June 30, 2015, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $7 million in the event interest rates were to increase by 1% and decrease by approximately $7 million if rates were to decrease by 1%.

As of June 30, 2015, the Company’s cash and cash equivalents totaled approximately $701 million. Substantially all of the Company’s cash and cash equivalents were invested in highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or Agency money market funds), in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

None.

Issuer Repurchases of Equity Securities

The following table sets forth information regarding Lazard’s purchases of its Class A common stock on a monthly basis during the second quarter of 2015. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2015
Share Repurchase Program (1)	–	$–	–	$196.0 million
Employee Transactions (2)	13	$50.88	–	–

May 1 – May 31, 2015
Share Repurchase Program (1)	589,567	$55.23	589,567	$163.4 million
Employee Transactions (2)	6,467	$54.81	–	–

June 1 – June 30, 2015
Share Repurchase Program (1)	39,663	$55.75	39,663	$161.2 million
Employee Transactions (2)	7,222	$53.24	–	–

Total
Share Repurchase Program (1)	629,230	$55.26	629,230	$161.2 million
Employee Transactions (2)	13,702	$53.98	–	–

(1)	During the six months ended June 30, 2015 and for the years ended December 31, 2014, 2013, and 2012, the Board of Directors of Lazard authorized the repurchase of Class A common stock and Lazard Group common membership interests as set forth in the table below.

Date	Repurchase Authorization	Expiration
October 2012	$200,000	December 31, 2014
October 2013	$100,000	December 31, 2015
April 2014	$200,000	December 31, 2015
February 2015	$150,000	December 31, 2016

The share repurchase program is used primarily to offset a portion of the shares that have been or will be issued under the 2005 Plan and the 2008 Plan. Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions. The rate at which the Company purchases shares in connection with the share repurchase program may vary from quarter to quarter due to a variety of factors. Amounts shown in this line item include repurchases of Class A common stock and exclude the shares of Class A common stock withheld by the Company to meet the minimum statutory tax withholding requirements as described below.

(2)	Under the terms of the 2005 Plan, which expired in the second quarter of 2015, and the 2008 Plan, upon the vesting of RSUs, PRSUs and delivery of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended June 30, 2015, the Company satisfied such obligations in lieu of issuing (i) 9,694 shares of Class A common stock upon the vesting of 632,281 RSUs (including certain PRSUs) and (ii) 4,008 shares of Class A common stock upon the vesting of 62,555 shares of restricted Class A common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

PART IV

Item 6.	Exhibits

3.1	Certificate of Incorporation and Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.2	Certificate of Incorporation in Change of Name of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.3	Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

3.4	First Amendment to Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 9, 2008).

3.5	Second Amendment to the Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

4.1	Form of Specimen Certificate for Class A common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

4.2	Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.3

First Supplemental Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.4	Fourth Supplemental Indenture, dated as of June 21, 2007, between Lazard Group LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on June 22, 2007).

4.5	Fifth Supplemental Indenture, dated as of November 14, 2013, between Lazard Group LLC and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on November 14, 2013).

4.6	Form of Senior Note (included in Exhibits 4.3, 4.4 and 4.5).

10.1	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.2	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

10.3	Amendment No. 2, dated as of May 9, 2008, to the Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 8, 2008).

10.4	Amendment No. 3, dated as of April 27, 2010, to the Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.5	Amended and Restated Tax Receivable Agreement, dated as of June 16, 2015, by and among Ltd Sub A, Ltd Sub B, LFCM Holdings LLC and LTBP Trust (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report (File No. 001-32492) on Form 8-K filed on June 17, 2015).

10.6	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.7	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.8	Amendment dated as of February 16, 2011, by and among RCPI Landmark Properties, L.L.C. (as the successor in interest to Rockefeller Center Properties), RCPI 30 Rock 22234849, L.L.C. and Lazard Group LLC (as the successor in interest to Lazard Frères & Co. LLC), to the Lease dated as of January 27, 1994, by and among Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.9	Occupational Lease, dated as of August 9, 2002, by and among Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.10*	Lazard Ltd 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.11*	Lazard Ltd 2008 Incentive Compensation Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.12*	2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.13*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for, Scott D. Hoffman (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.14*	Form of First Amendment, dated as of May 7, 2008, to Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, for Scott D. Hoffman (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 9, 2008).

10.15*	Amendment, dated as of February 23, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005 and amended as of May 7, 2008, for Scott D. Hoffman (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.16*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.17*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between Lazard Group LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.18*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, with Alexander F. Stern (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on March 23, 2010).

10.19*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, by and between Lazard Group LLC and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 001-32492) filed on March 1, 2010).

10.20*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, with Kenneth M. Jacobs (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) field on March 23, 2010).

10.21*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between Lazard Group LLC and Matthieu Bucaille (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.22*	First Amendment, dated as of April 1, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, between Lazard Group LLC and Matthieu Bucaille (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.23*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.24*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.25*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.26*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.27*	Form of Agreement evidencing a grant of Deferred Cash Award to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.28*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.29*	First Amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 1, 2007).

10.30	Senior Revolving Credit Agreement, dated as of September 25, 2012, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on November 1, 2012).

10.31*	Form of Agreement evidencing a grant of Restricted Stock under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.32*	Form of Agreement evidencing a grant of Lazard Fund Interests under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.33*	Form of Agreement evidencing a grant of Restricted Stock Units and Restricted Stock to Executive Officers who are or may become eligible for retirement under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.53 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 2, 2012).

10.34*	First Amendment, dated as of August 2, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 15, 2005, between Lazard Group LLC and Ashish Bhutani (incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on August 4, 2011).

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

Dated: July 27, 2015

LAZARD LTD

By:	/s/ Matthieu Bucaille
Name:	Matthieu Bucaille
Title:	Chief Financial Officer

By:	/s/ Dominick Ragone
Name:	Dominick Ragone
Title:	Chief Accounting Officer