Form 10-Q
period 2015-09-30
Lazard Ltd
filed 2015-10-28
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 16, 2015, there were 129,766,091 shares of the Registrant’s Class A common stock outstanding (including 4,280,678 shares held by subsidiaries).

When we use the terms “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd’s primary operating asset is its indirect ownership as of September 30, 2015 of all of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

(dollars in thousands, except for per share data)

	September 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$859,984	$1,066,580
Deposits with banks and short-term investments	276,585	207,760
Cash deposited with clearing organizations and other segregated cash	34,859	43,290

Receivables (net of allowance for doubtful accounts of $20,327 and $23,540 at September 30, 2015 and December 31, 2014, respectively):
Fees	426,441	483,681
Customers and other	75,968	73,915

	502,409	557,596
Investments	575,204	620,352

Property (net of accumulated amortization and depreciation of $261,856 and $256,286 at September 30, 2015 and December 31, 2014, respectively)	209,814	222,569

Goodwill and other intangible assets (net of accumulated amortization of $55,141 and $51,754 at September 30, 2015 and December 31, 2014, respectively)	325,624	347,438

Deferred tax assets	1,113,060	59,041
Other assets	250,498	207,610

Total Assets	$4,148,037	$3,332,236

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

(dollars in thousands, except for per share data)

	September 30, 2015	December 31, 2014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$399,824	$316,601
Accrued compensation and benefits	455,966	606,290
Senior debt	998,350	1,048,350
Tax receivable agreement obligation	523,907	19,577
Capital lease obligations	9,685	12,015
Other liabilities	548,432	559,346

Total Liabilities	2,936,164	2,562,179
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - 7,921 shares issued and outstanding at September 30, 2015 and December 31, 2014	–	–
Series B - no shares issued and outstanding	–	–
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 129,766,091 shares issued at September 30, 2015 and December 31, 2014, including shares held by subsidiaries as indicated below)	1,298	1,298
Additional paid-in-capital	569,535	702,800
Retained earnings	1,014,145	464,655
Accumulated other comprehensive loss, net of tax	(252,525)	(200,766)

	1,332,453	967,987
Class A common stock held by subsidiaries, at cost (4,264,125 and 7,450,745 shares at September 30, 2015 and December 31, 2014, respectively)	(177,798)	(261,243)

Total Lazard Ltd Stockholders’ Equity	1,154,655	706,744
Noncontrolling interests	57,218	63,313

Total Stockholders’ Equity	1,211,873	770,057

Total Liabilities and Stockholders’ Equity	$4,148,037	$3,332,236

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE
Investment banking and other advisory fees	$330,408	$290,604	$946,057	$843,186
Asset management fees	253,752	276,940	784,461	805,848
Interest income	1,102	1,243	3,393	3,815
Other	54	12,936	65,879	60,832

Total revenue	585,316	581,723	1,799,790	1,713,681
Interest expense	11,798	15,512	39,431	47,174

Net revenue	573,518	566,211	1,760,359	1,666,507

OPERATING EXPENSES
Compensation and benefits	319,565	338,612	984,786	1,006,101
Occupancy and equipment	26,278	29,400	80,889	86,079
Marketing and business development	18,244	19,127	55,758	59,254
Technology and information services	22,923	23,025	68,850	68,466
Professional services	10,758	11,184	36,100	32,895
Fund administration and outsourced services	14,367	17,034	48,008	48,490
Amortization of intangible assets related to acquisitions	511	4,020	3,401	5,946
Provision (benefit) pursuant to tax receivable agreement	(420,792)	(176)	547,691	9,064
Other	10,920	10,273	90,845	30,340

Total operating expenses	2,774	452,499	1,916,328	1,346,635

OPERATING INCOME (LOSS)	570,744	113,712	(155,969)	319,872

Provision (benefit) for income taxes	170,954	23,792	(993,560)	58,614

NET INCOME	399,790	89,920	837,591	261,258

LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,269	1,061	9,004	6,365

NET INCOME ATTRIBUTABLE TO LAZARD LTD	$398,521	$88,859	$828,587	$254,893

ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	125,925,006	122,206,914	125,264,447	122,366,632
Diluted	133,115,419	133,566,684	133,219,137	133,722,776

NET INCOME PER SHARE OF COMMON STOCK:
Basic	$3.16	$0.73	$6.61	$2.08

Diluted	$2.99	$0.67	$6.22	$1.91

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.35	$0.30	$2.00	$0.90

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NET INCOME	$399,790	$89,920	$837,591	$261,258

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	(19,034)	(29,100)	(41,376)	(18,640)

Employee benefit plans:
Actuarial gain (loss) (net of tax (expense) benefit of $(253) and $(1,731) for the three months ended September 30, 2015 and 2014, respectively, and $7,753 and $1,919 for the nine months ended September 30, 2015 and 2014, respectively)	477	3,251	(14,140)	(3,695)
Adjustment for items reclassified to earnings (net of tax expense of $368 and $528 for the three months ended September 30, 2015 and 2014, respectively, and $1,469 and $1,391 for the nine months ended September 30, 2015 and 2014, respectively)	1,381	1,145	3,757	3,714

OTHER COMPREHENSIVE LOSS, NET OF TAX	(17,176)	(24,704)	(51,759)	(18,621)

COMPREHENSIVE INCOME	382,614	65,216	785,832	242,637
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,269	1,061	9,004	6,365

COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD LTD	$381,345	$64,155	$776,828	$236,272

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

(dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$837,591	$261,258
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	24,251	26,332
Amortization of deferred expenses and share-based incentive compensation	246,129	227,896
Amortization of intangible assets related to acquisitions	3,401	5,946
Deferred tax provision (benefit)	(1,056,659)	9,843
Provision pursuant to tax receivable agreement	547,691	9,064
Loss on extinguishment of debt	60,219	–
Gain on disposal of subsidiaries	(24,388)	–
(Increase) decrease in operating assets:
Deposits with banks and short-term investments	(84,386)	(18,626)
Cash deposited with clearing organizations and other segregated cash	7,413	15,630
Receivables-net	34,391	(12,982)
Investments	34,198	(78,820)
Other assets	(105,902)	(114,012)
Increase (decrease) in operating liabilities:
Deposits and other payables	105,215	25,666
Accrued compensation and benefits and other liabilities	(109,770)	58,227

Net cash provided by operating activities	519,394	415,422

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(18,479)	(14,161)
Disposals of property	471	1,023

Net cash used in investing activities	(18,008)	(13,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	268	1,102
Issuance of senior debt, net of expenses	396,272	–
Excess tax benefits from share-based incentive compensation	9,516	1,508
Payments for:
Senior debt	(509,098)	–
Capital lease obligations	(1,435)	(1,738)
Distributions to noncontrolling interests	(15,367)	(9,182)
Payments under tax receivable agreement	(1,276)	–
Partial extinguishment of tax receivable agreement obligation	(42,222)	–
Purchase of Class A common stock	(159,471)	(192,657)
Class A common stock dividends	(246,759)	(109,592)
Settlement of vested share-based incentive compensation	(105,007)	(83,783)
Other financing activities	(1,998)	(1,754)

Net cash used in financing activities	(676,577)	(396,096)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(31,405)	(27,086)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(206,596)	(20,898)
CASH AND CASH EQUIVALENTS—January 1	1,066,580	841,482

CASH AND CASH EQUIVALENTS—September 30	$859,984	$820,584

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

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2015

(UNAUDITED)

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

	Shares	$	Shares	$				Shares	$
Balance – January 1, 2015	7,921	$–	129,766,091	$1,298	$702,800	$464,655	$(200,766)	7,450,745	$(261,243)	$706,744	$63,313	$770,057
Comprehensive income (loss):
Net income						828,587				828,587	9,004	837,591
Other comprehensive loss - net of tax							(51,759)			(51,759)		(51,759)
Amortization of share-based incentive compensation					174,823					174,823		174,823
Dividend-equivalents					30,340	(32,338)				(1,998)		(1,998)
Class A common stock dividends						(246,759)				(246,759)		(246,759)
Purchase of Class A common stock								3,141,526	(159,471)	(159,471)		(159,471)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $9,495					(337,101)			(6,300,830)	241,589	(95,512)		(95,512)
Business acquisitions and related equity transactions:
Delivery of Class A common stock					(1,327)			(27,316)	1,327	–		–
Distributions to noncontrolling interests, net										–	(15,099)	(15,099)

Balance – September 30, 2015	7,921	$–	129,766,091	$1,298	$569,535	$1,014,145	$(252,525)	4,264,125	$(177,798)	$1,154,655	$57,218	$1,211,873

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of September 30, 2015 and December 31, 2014. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group, which is governed by an Amended and Restated Operating Agreement dated as of October 26, 2015 (the “Operating Agreement”). LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity formerly owned by Lazard Group’s current and former managing directors, held approximately 0.5% of the outstanding Lazard Group common membership interests as of January 1, 2014. As of January 1, 2014, LAZ-MD Holdings was also the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”). In May 2014, the remaining outstanding Lazard Group common membership interests held by LAZ-MD Holdings were exchanged for shares of the Company’s Class A common stock, par value $0.01 per share (“Class A common stock”), and the sole issued and outstanding share of the Company’s Class B common stock was automatically converted into one share of the Company’s Class A common stock pursuant to the provisions of the Company’s bye-laws, resulting in only one outstanding class of common stock (the “Final Exchange of LAZ-MD Interests”). Following the Final Exchange of LAZ-MD Interests, Lazard Group became a wholly-owned indirect subsidiary of Lazard Ltd.

Lazard Ltd’s primary operating asset is its indirect ownership of the common membership interests of, and managing member interests in, Lazard Group, whose principal operating activities are included in two business segments:

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

The consolidated results of operations for the three month and nine month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for any future interim or annual period.

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

Fair Value Measurement—In May 2015, the FASB issued updated guidance for the classification and disclosure of certain investments using the net asset value (“NAV”) as a practical expedient to measure the fair value of the investment. The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using NAV as a practical expedient. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted. The new guidance is to be applied on a retrospective basis. The Company elected to early adopt this guidance in the quarter ended September 30, 2015 and has removed investments that are measured at NAV as a practical expedient from the fair value hierarchy in all periods presented in the condensed consolidated financial statements and related disclosures.

3.	RECEIVABLES

The Company’s receivables represent fee receivables and amounts due from customers and other receivables.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Receivables are stated net of an estimated allowance for doubtful accounts, for past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. Activity in the allowance for doubtful accounts for the three month and nine month periods ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$21,071	$29,943	$23,540	$28,777
Bad debt expense, net of recoveries	(256)	2,064	3,037	9,567
Charge-offs, foreign currency translation and other adjustments	(488)	(2,148)	(6,250)	(8,485)

Ending balance	$20,327	$29,859	$20,327	$29,859

Bad debt expense, net of recoveries is included in “investment banking and other advisory fees” on the condensed consolidated statements of operations.

At September 30, 2015 and December 31, 2014, the Company had receivables past due or deemed uncollectible of $27,474 and $24,578, respectively.

Of the Company’s fee receivables at September 30, 2015 and December 31, 2014, $82,681 and $86,221, respectively, represented interest-bearing financing receivables. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $419,728 and $471,375 at September 30, 2015 and December 31, 2014, respectively, approximates fair value.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

4.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Interest-bearing deposits	$56,441	$84,575

Debt	1,736	10,426

Equities	46,576	57,302

Funds:
Alternative investments (a)	69,026	34,705
Debt (a)	66,570	82,889
Equity (a)	206,936	228,209
Private equity	121,217	114,470

	463,749	460,273

Equity method	6,702	7,776

Total investments	575,204	620,352
Less:
Interest-bearing deposits	56,441	84,575
Equity method	6,702	7,776

Investments, at fair value	$512,061	$528,001

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$3,076	$9,290

(a)	Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $12,001, $31,116 and $153,627, respectively, at September 30, 2015 and $8,321, $42,070 and $162,798, respectively, at December 31, 2014, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 6 and 12 of Notes to Condensed Consolidated Financial Statements).

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

Alternative investment funds primarily consist of interests in various Lazard-managed hedge funds, funds of funds and mutual funds.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Debt funds primarily consist of seed investments in funds related to our Asset Management business that invest in debt securities, amounts related to LFI discussed above and an investment in a Lazard-managed debt fund held by a broker-dealer subsidiary of the Company.

Equity funds primarily consist of seed investments in funds related to our Asset Management business that invest in equity securities, and amounts related to LFI discussed above.

Private equity investments include those owned by Lazard and those consolidated but not owned by Lazard. Private equity investments owned by Lazard are primarily comprised of investments in private equity funds. Such investments primarily include (i) Edgewater Growth Capital Partners III, L.P. (“EGCP III”), a fund primarily making equity and buyout investments in middle market companies, (ii) Lazard Australia Corporate Opportunities Fund 2 (“COF2”), an Australian fund targeting Australian mid-market investments, (iii) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies, and (iv) a fund targeting significant noncontrolling-stake investments in established private companies. The Company disposed of its private equity business in Australia in the second quarter of 2015 in a transaction with the management of the disposed business. Revenue of $24,388 relating to the disposal of the business primarily represents the realization of carried interest at fair value and is included in “revenue-other” on the condensed consolidated statements of operations for the nine month period ended September 30, 2015. See Note 5 of Notes to Condensed Consolidated Financial Statements.

Private equity investments consolidated but not owned by Lazard relate to the economic interests that are owned by the management team and other investors in the Edgewater Funds (“Edgewater”).

During the three month and nine month periods ended September 30, 2015 and 2014, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to “trading” securities still held as of the reporting date as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net unrealized investment gains (losses)	$(24,962)	$(13,897)	$(26,077)	$(75)

5.	FAIR VALUE MEASUREMENTS

Fair Value Hierarchy of Investments and Certain Other Assets and Liabilities—Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

Level 1.	Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Lazard has the ability to access.

Level 2.	Assets and liabilities whose values are based on (i) quoted prices for similar assets or liabilities in an active market, or quoted prices for identical or similar assets or liabilities in non-active markets or (ii) inputs other than quoted prices that are directly observable or derived principally from, or corroborated by, market data.

Level 3.	Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our own assumptions about the assumptions a market participant would use in pricing the asset or liability. Items included in Level 3 include securities or other financial assets whose trading volume and level of activity have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis.

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

The fair value of investments in alternative investment funds, debt funds and equity funds is classified as Level 1 when the fair values are primarily based on the publicly reported closing price for the fund.

The fair value of investments in private equity funds is classified as Level 3 for certain investments that are valued based on potential transaction value.

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

Investments Measured at Net Asset Value—As a practical expedient, the Company uses NAV or its equivalent to measure the fair value of certain investments. NAV is primarily determined based on information provided by external fund administrators. The Company’s investments valued at NAV as a practical expedient in (i) alternative investment funds, debt funds and equity funds are redeemable in the near term, and (ii) in private equity funds are not redeemable in the near term as a result of redemption restrictions.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables present, as of September 30, 2015 and December 31, 2014, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	September 30, 2015
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Investments:
Debt	$1,736	$–	$–	$–	$1,736
Equities	45,300	–	1,276	–	46,576
Funds:
Alternative investments	43,961	–	–	25,065	69,026
Debt	66,564	–	–	6	66,570
Equity	206,893	–	–	43	206,936
Private equity	–	–	25,191	96,026	121,217
Derivatives	–	12,210	–	–	12,210

Total	$364,454	$12,210	$26,467	$121,140	$524,271

Liabilities:
Securities sold, not yet purchased	$3,076	$–	$–	$–	$3,076
Derivatives	–	189,563	–	–	189,563

Total	$3,076	$189,563	$–	$–	$192,639

	December 31, 2014 (b)
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Investments:
Debt	$5,540	$4,886	$–	$–	$10,426
Equities	55,987	–	1,315	–	57,302
Funds:
Alternative investments	–	–	–	34,705	34,705
Debt	82,885	–	–	4	82,889
Equity	228,166	–	–	43	228,209
Private equity	–	–	–	114,470	114,470
Derivatives	–	2,355	–	–	2,355

Total	$372,578	$7,241	$1,315	$149,222	$530,356

Liabilities:
Securities sold, not yet purchased	$9,290	$–	$–	$–	$9,290
Derivatives	–	208,093	–	–	208,093

Total	$9,290	$208,093	$–	$–	$217,383

(a)	Represents certain investments measured at NAV or its equivalent as a practical expedient in determining fair value. In accordance with current accounting guidance, these investments have not been classified in the fair value hierarchy. See Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

(b)	The table as of December 31, 2014 reflects the retrospective application of new disclosure guidance adopted by the Company for investments using NAV or its equivalent as a practical expedient when measuring fair value. See Note 2 of Notes to Condensed Consolidated Financial Statements.

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the three month and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015 (a)
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (b)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$1,299	$2	$–	$–	$(25)	$1,276
Private equity funds	22,267	633	2,291	–	–	25,191

Total Level 3 Assets	$23,566	$635	$2,291	$–	$(25)	$26,467

	Nine Months Ended September 30, 2015 (a)
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (b)	Purchases/ Acquisitions/ Transfers (c)	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$1,315	$12	$–	$–	$(51)	$1,276
Private equity funds	–	3,404	22,178	(391)	–	25,191

Total Level 3 Assets	$1,315	$3,416	$22,178	$(391)	$(51)	$26,467

	Three Months Ended September 30, 2014 (a)
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (b)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$1,370	$–	$–	$–	$(36)	$1,334

Total Level 3 Assets	$1,370	$–	$–	$–	$(36)	$1,334

	Nine Months Ended September 30, 2014 (a)
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (b)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$1,340	$14	$–	$–	$(20)	$1,334

Total Level 3 Assets	$1,340	$14	$–	$–	$(20)	$1,334

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

(a)	The tables for the three month and nine month periods ended September 30, 2015 and 2014 reflect the retrospective application of new disclosure guidance adopted by the Company for investments using NAV or its equivalent as a practical expedient when measuring fair value. See Note 2 of Notes to Condensed Consolidated Financial Statements.
(b)	Earnings for the three month and nine month periods ended September 30, 2015 and the three month and nine month periods ended September 30, 2014 include net unrealized gains (losses) of $635, $3,416, $0 and $14, respectively.
(c)	Certain investments that were valued at NAV as of December 31, 2014 of $19,255 were transferred to Level 3 from the NAV category in the nine months ended September 30, 2015 as these investments are valued based on a potential transaction value as of September 30, 2015.

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month and nine month periods ended September 30, 2015 and 2014.

The following tables present, at September 30, 2015 and December 31, 2014, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	September 30, 2015
				% of Fair Value Not Redeemable	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments			% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$23,005	$–		NA	NA	NA	NA	(a)	<30-60 days
Funds of funds	457	–		NA	NA	NA	NA	(b)	<30-90 days
Other	1,603	–		NA	NA	NA	NA	(c)	<30-60 days
Debt funds	6	–		NA	NA	NA	NA	(d)	30 days
Equity funds	43	–		NA	NA	NA	NA	(e)	<30-90 days
Private equity funds:
Equity growth	61,549	1,078	(f)	100%	25%	73%	2%	NA	NA
Mezzanine debt	34,477	–		100%	–	–	100%	NA	NA

Total	$121,140	$1,078

(a)	weekly (22%), monthly (61%) and quarterly (17%)
(b)	monthly (98%) and quarterly (2%)
(c)	daily (19%) and monthly (81%)
(d)	daily (100%)
(e)	daily (17%), monthly (57%) and quarterly (26%)
(f)	Unfunded commitments to private equity investments consolidated but not owned by Lazard of $5,501 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

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

Investment Capital Funding Commitments—At September 30, 2015, the Company’s maximum unfunded commitments for capital contributions to investment funds arose primarily from commitments to EGCP III, which amounted to $9,672, through the earlier of October 12, 2016 (i.e., the end of the investment period) for investments and/or expenses (with a portion of the undrawn amount of such commitments as of that date remaining committed until October 12, 2023 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund.

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

The tables below present the fair values of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair values of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (see Note 12 of Notes to Condensed Consolidated Financial Statements) on the accompanying condensed consolidated statements of financial condition as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Derivative Assets:
Forward foreign currency exchange rate contracts	$876	$2,355
Total return swaps and other (a)	11,334	–

Total	$12,210	$2,355

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$926	$124
Total return swaps and other (a)	–	663
LFI and other similar deferred compensation arrangements	188,637	207,306

	$189,563	$208,093

(a)	For total return swaps, amounts represent the netting of gross derivative assets and liabilities of $11,338 and $4 as of September 30, 2015, respectively, and $1,123 and $1,786 as of December 31, 2014, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets”, with receivables for net cash collateral under such contracts of $406 and $12,364 as of September 30, 2015 and December 31, 2014, respectively.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2015 and 2014, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Forward foreign currency exchange rate contracts	$1,109	$15,355	$12,486	$14,380
LFI and other similar deferred compensation arrangements	12,145	5,528	9,903	(6,004)
Total return swaps and other	10,945	2,835	7,761	(5,436)

Total	$24,199	$23,718	$30,150	$2,940

7.	PROPERTY

At September 30, 2015 and December 31, 2014, property consists of the following:

	Estimated Depreciable Life in Years	September 30, 2015	December 31, 2014
Buildings	33	$141,162	$152,982
Leasehold improvements	3-20	167,410	167,837
Furniture and equipment	3-10	156,642	150,458
Construction in progress		6,456	7,578

Total		471,670	478,855
Less - Accumulated depreciation and amortization		261,856	256,286

Property		$209,814	$222,569

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at September 30, 2015 and December 31, 2014 are presented below:

	September 30, 2015	December 31, 2014
Goodwill	$316,989	$335,402
Other intangible assets (net of accumulated amortization)	8,635	12,036

	$325,624	$347,438

At September 30, 2015 and December 31, 2014, goodwill of $252,448 and $270,861, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Changes in the carrying amount of goodwill for the nine month periods ended September 30, 2015 and 2014 are as follows:

	Nine Months Ended September 30,
	2015	2014
Balance, January 1	$335,402	$345,453
Business acquisitions	–	3,232
Foreign currency translation adjustments	(18,413)	(4,909)

Balance, September 30	$316,989	$343,776

All changes in the carrying amount of goodwill for the nine month periods ended September 30, 2015 and 2014 are attributable to the Company’s Financial Advisory segment.

The gross cost and accumulated amortization of other intangible assets as of September 30, 2015 and December 31, 2014, by major intangible asset category, are as follows:

	September 30, 2015			December 31, 2014
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Performance fees	$30,740	$23,102	$7,638	$30,740	$21,116	$9,624
Management fees, customer relationships and non-compete agreements	33,036	32,039	997	33,050	30,638	2,412

	$63,776	$55,141	$8,635	$63,790	$51,754	$12,036

Amortization expense of intangible assets for the three month and nine month periods ended September 30, 2015 was $511 and $3,401, respectively, and for the three month and nine month periods ended September 30, 2014 was $4,020 and $5,946, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2015 (October 1 through December 31)	$3,156
2016	5,479

Total amortization expense	$8,635

(a)	Approximately 45% of intangible asset amortization is attributable to a noncontrolling interest.

9.	SENIOR DEBT

Senior debt is comprised of the following as of September 30, 2015 and December 31, 2014:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of
				September 30, 2015	December 31, 2014
Lazard Group 6.85% Senior Notes (a)	600,000	6/15/17	6.85%	$98,350	$548,350
Lazard Group 4.25% Senior Notes	500,000	11/14/20	4.25%	500,000	500,000
Lazard Group 3.75% Senior Notes (a)	400,000	2/13/25	3.75%	400,000	–

Total				$998,350	$1,048,350

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

(a)	During February 2015, Lazard Group completed an offering of $400,000 aggregate principal amount of 3.75% senior notes due 2025 (the “2025 Notes”). Lazard Group also issued a notice to redeem $450,000 of Lazard Group’s 6.85% senior notes due June 15, 2017 (the “2017 Notes”) in February 2015. Interest on the 2025 Notes is payable semi-annually on March 1 and September 1 of each year beginning September 1, 2015. Lazard Group used the net proceeds of the 2025 Notes, together with cash on hand, to redeem or otherwise retire $450,000 of the 2017 Notes, which, including the recognition of unamortized issuance costs, resulted in a loss on debt extinguishment of $60,219. Such loss on debt extinguishment was recorded in “operating expenses—other” on the condensed consolidated statement of operations for the nine month period ended September 30, 2015.

On September 25, 2015, Lazard Group entered into an Amended and Restated Credit Agreement for a five-year $150,000 senior revolving credit facility with a group of lenders (the “Amended and Restated Credit Agreement”), which expires in September 2020. The Amended and Restated Credit Agreement amended and restated the previous credit agreement dated September 25, 2012. Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. At September 30, 2015 and December 31, 2014, no amounts were outstanding under the Amended and Restated Credit Agreement or the prior revolving credit facility, respectively.

The Amended and Restated Credit Agreement, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of September 30, 2015, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

As of September 30, 2015, the Company had approximately $247,000 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement, and unused lines of credit available to LFB of approximately $39,000 (at September 30, 2015 exchange rates) and Edgewater of $55,000. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

The Company’s senior debt at September 30, 2015 and December 31, 2014 is carried at historical amounts. At those dates, the fair value of such senior debt was approximately $1,016,000 and $1,135,000, respectively, and exceeded the aggregate carrying value by approximately $18,000 and $87,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

10.	COMMITMENTS AND CONTINGENCIES

Leases—The Company has various leases and other contractual commitments arising in the ordinary course of business.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At September 30, 2015, LFB had $4,818 of such indemnifications and held $4,465 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the condensed consolidated statement of financial condition.

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

The aggregate fair value of the consideration recognized by the Company at the acquisition date was $61,624. Such consideration consisted of (i) a one-time cash payment, (ii) 1,142,857 shares of Class A common stock (the “Initial Shares”) and (iii) up to 1,142,857 additional shares of Class A common stock (the “Earnout Shares”) that are subject to earnout criteria and payable over time. The Earnout Shares will be issued only if certain performance thresholds are met. As of September 30, 2015 and December 31, 2014, 913,722 shares are issuable on a contingent basis, and 1,371,992 shares have been earned because applicable performance thresholds have been satisfied. As of September 30, 2015 and December 31, 2014, 1,371,992 of the earned shares have been settled.

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

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, each of LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At September 30, 2015, LFB and LFNY had no such underwriting commitments.

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

Share Repurchase Program—During the nine month period ended September 30, 2015 and for the years ended December 31, 2014, 2013, and 2012, the Board of Directors of Lazard authorized the repurchase of Class A common stock as set forth in the table below.

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

	Number of Shares Purchased	Average Price Per Share
Nine Months Ended September 30:
2014	4,114,206	$46.83
2015	3,141,526	$50.76

The shares purchased in the nine months ended September 30, 2014 included 1,000,000 shares purchased from Natixis S.A. on June 26, 2014 for $50,340 in connection with the sale by Natixis S.A. of its entire investment in the Company’s Class A common stock. The purchase transaction closed on July 1, 2014.

As of September 30, 2015, a total of $119,461 of share repurchase authorization remained available under the Company’s share repurchase program, which will expire on December 31, 2016.

During the nine month period ended September 30, 2015, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases in the open market.

Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A and Series B preferred stock. Series A and Series B preferred shares were issued in connection with certain prior year business acquisitions and are each non-participating securities convertible into Class A common stock, and have no voting or dividend rights. As of both September 30, 2015 and December 31, 2014, 7,921 shares of Series A preferred stock were outstanding, and no shares of Series B preferred stock were outstanding. At September 30, 2015 and December 31, 2014, no shares of Series A preferred stock were convertible into shares of Class A common stock on a contingent or a non-contingent basis.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Accumulated Other Comprehensive Income (Loss), Net of Tax (“AOCI”)—The tables below reflect changes in the balances of each component of AOCI during the nine month periods ended September 30, 2015 and 2014:

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2015	$(46,102)	$(154,665)	$(200,767)	$(1)	$(200,766)

Activity January 1 to September 30, 2015:
Other comprehensive loss before reclassifications	(41,376)	(14,140)	(55,516)	–	(55,516)
Adjustments for items reclassified to earnings, net of tax	–	3,757	3,757	–	3,757

Net other comprehensive loss	(41,376)	(10,383)	(51,759)	–	(51,759)

Balance, September 30, 2015	$(87,478)	$(165,048)	$(252,526)	$(1)	$(252,525)

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2014	$3,869	$(137,431)	$(133,562)	$(558)	$(133,004)

Activity January 1 to September 30, 2014:
Other comprehensive income (loss) before reclassifications	(18,640)	(3,695)	(22,335)	559	(22,894)
Adjustments for items reclassified to earnings, net of tax	–	3,714	3,714	–	3,714

Net other comprehensive income (loss)	(18,640)	19	(18,621)	559	(19,180)

Balance, September 30, 2014	$(14,771)	$(137,412)	$(152,183)	$1	$(152,184)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization relating to employee benefit plans (a)	$1,749	$1,673	$5,226	$5,105
Less – related income taxes	368	528	1,469	1,391

Total reclassifications, net of tax	$1,381	$1,145	$3,757	$3,714

(a)	Included in the computation of net periodic benefit cost (see Note 13 of Notes to Condensed Consolidated Financial Statements). Such amount is included in “compensation and benefits” expense on the condensed consolidated statement of operations.

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

The tables below summarize net income attributable to noncontrolling interests for the three month and nine month periods ended September 30, 2015 and 2014 and noncontrolling interests as of September 30, 2015 and December 31, 2014 in the Company’s condensed consolidated financial statements:

	Net Income Attributable to Noncontrolling Interests
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Edgewater	$1,268	$1,060	$9,002	$5,732
LAZ-MD Holdings	–	–	–	631
Other	1	1	2	2

Total	$1,269	$1,061	$9,004	$6,365

	Noncontrolling Interests As Of
	September 30, 2015	December 31, 2014
Edgewater	$56,498	$62,584
Other	720	729

Total	$57,218	$63,313

Dividends Declared, October 2015— On October 21, 2015, the Board of Directors of Lazard Ltd declared a quarterly dividend of $0.35 per share on its Class A common stock, payable on November 13, 2015, to stockholders of record on November 2, 2015.

12.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2008 Plan and 2005 Plan and activity with respect thereto during the three month and nine month periods ended September 30, 2015 and 2014 is presented below.

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

The 2005 Plan authorized the issuance of up to 25,000,000 shares of Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, RSUs and other equity-based awards. Each RSU or similar award granted under the 2005 Plan represented a contingent right to receive one share of Class A common

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

stock, at no cost to the recipient. The fair value of such awards was generally determined based on the closing market price of Class A common stock at the date of grant. The 2005 Plan expired in the second quarter of 2015, although awards granted under the 2005 Plan remain outstanding and continue to be subject to its terms.

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, performance-based restricted stock units (“PRSUs”) and restricted stock awards) and “professional services” expense (with respect to deferred stock units (“DSUs”)) within the Company’s accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Share-based incentive awards:
RSUs	$38,156	$39,091	$129,490	$132,307
PRSUs	10,207	4,957	24,819	11,657
Restricted Stock	3,635	2,637	19,088	13,493
DSUs	32	102	1,426	1,638

Total	$52,030	$46,787	$174,823	$159,095

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

The Company’s share-based incentive plans and awards are described below.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

RSUs generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any dividends paid on Class A common stock during such period. During the nine month periods ended September 30, 2015 and 2014, issuances of RSUs pertaining to such dividend participation rights and respective charges to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”), consisted of the following:

	Nine Months Ended September 30,
	2015	2014
Number of RSUs issued	603,608	288,272
Charges to retained earnings, net of estimated forfeitures	$30,340	$13,489

Non-executive members of the Board of Directors (“Non-Executive Directors”) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 23,961 and 26,360 DSUs granted in connection with annual compensation during the nine month periods ended September 30, 2015 and 2014, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of Class A common stock at the time of cessation of service to the Board of Directors and, for purposes of calculating diluted net income per share, are included in the diluted weighted average shares of Class A common stock outstanding using the “treasury stock” method. DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock.

The Company’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date immediately preceding the date of the grant. During the nine month periods ended September 30, 2015 and 2014, 1,761 and 6,381 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity relating to RSUs and DSUs during the nine month periods ended September 30, 2015 and 2014:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2015	13,529,116	$35.19	286,227	$34.21
Granted (including 603,608 RSUs relating to dividend participation)	4,111,619	$48.84	25,722	$55.43
Forfeited	(461,297)	$43.49	–	–
Vested	(7,159,642)	$30.87	–	–

Balance, September 30, 2015	10,019,796	$43.50	311,949	$35.96

Balance, January 1, 2014	16,630,009	$34.51	251,434	$32.02
Granted (including 288,272 RSUs relating to dividend participation)	3,733,113	$42.75	32,741	$50.04
Forfeited	(210,458)	$33.45	–	–
Vested	(6,529,801)	$37.86	–	–

Balance, September 30, 2014	13,622,863	$35.18	284,175	$34.10

In connection with RSUs that vested during the nine month periods ended September 30, 2015 and 2014, the Company satisfied its minimum statutory tax withholding requirements in lieu of issuing 1,940,996 and 1,876,398 shares of Class A common stock in the respective nine month periods. Accordingly, 5,218,646 and 4,653,403 shares of Class A common stock held by the Company were delivered during the nine month periods ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, estimated unrecognized RSU compensation expense was approximately $158,948, with such expense expected to be recognized over a weighted average period of approximately 0.9 years subsequent to September 30, 2015.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the nine month periods ended September 30, 2015 and 2014:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2015	729,827	$38.63
Granted	576,886	$50.88
Forfeited	(45,500)	$50.24
Vested	(512,516)	$39.25

Balance, September 30, 2015	748,697	$46.94

Balance, January 1, 2014	575,054	$32.72
Granted	449,911	$45.52
Forfeited	(12,097)	$41.19
Vested	(205,075)	$35.23

Balance, September 30, 2014	807,793	$39.08

In connection with shares of restricted Class A common stock that vested during the nine month periods ended September 30, 2015 and 2014, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 94,745 and 29,999 shares of Class A common stock during such respective nine month periods. Accordingly, 417,771 and 175,076 shares of Class A common stock held by the Company were delivered during the nine month periods ended September 30, 2015 and 2014, respectively.

The restricted stock awards include a cash dividend participation right equivalent to any ordinary dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At September 30, 2015, estimated unrecognized restricted stock expense was approximately $18,183, with such expense to be recognized over a weighted average period of approximately 1.0 years subsequent to September 30, 2015.

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

The following is a summary of activity relating to PRSUs during the nine month periods ended September 30, 2015 and 2014:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2015	1,347,148	$37.79
Granted	368,389	$52.85
Vested	(696,499)	$35.96

Balance, September 30, 2015	1,019,038	$44.49

Balance, January 1, 2014	448,128	$36.11
Granted	360,783	$44.46

Balance, September 30, 2014	808,911	$39.83

In connection with PRSUs that vested during the nine month period ended September 30, 2015, the Company satisfied its minimum statutory tax withholding requirements in lieu of issuing 32,086 shares of Class A common stock in the period. Accordingly, 664,413 shares of Class A common stock held by the Company were delivered during the nine month period ended September 30, 2015.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of September 30, 2015, the total estimated unrecognized compensation expense was approximately $21,631, and the Company expects to amortize such expense over a weighted-average period of approximately 0.5 years subsequent to September 30, 2015.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the nine month periods ended September 30, 2015 and 2014:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2015	$73,278	$207,306
Granted	89,817	89,817
Settled	–	(94,899)
Forfeited	(3,610)	(6,873)
Amortization	(64,136)	–
Change in fair value related to:
Decrease in fair value of underlying investments	–	(9,903)
Adjustment for estimated forfeitures	–	5,219
Other	(184)	(2,030)

Balance, September 30, 2015	$95,165	$188,637

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2014	$60,433	$162,422
Granted	92,728	92,728
Settled	–	(54,293)
Forfeited	(1,320)	(1,908)
Amortization	(57,287)	–
Change in fair value related to:
Increase in fair value of underlying investments	–	6,004
Adjustment for estimated forfeitures	–	6,527
Other	(551)	(1,559)

Balance, September 30, 2014	$94,003	$209,921

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 0.9 years subsequent to September 30, 2015.

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization, net of forfeitures	$21,168	$21,310	$66,092	$63,226
Change in the fair value of underlying investments	(12,145)	(5,528)	(9,903)	6,004

Total	$9,023	$15,782	$56,189	$69,230

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

On March 31, 2015, the Company and the Trustees of the U.K. defined benefit pension plans concluded the December 31, 2013 triennial valuations of the plans. In connection with such valuations, the Company and the Trustees agreed upon pension funding terms pursuant to which the Company agreed, among other things, (i) to make contributions of 11.2 million British pounds into the plans by way of three equal contributions at June 30, September 30 and December 31, 2015, and (ii) that the Company’s existing account security arrangement would be dissolved and the cash balance within such accounts would be paid into the plans by June 30, 2015. On June 4, 2015, the full balance of 11.2 million British pounds in the account security arrangement was paid into the plans. At December 31, 2014, the balance of the account security arrangement was $17,500 and was recorded in “cash deposited with clearing organizations and other segregated cash” on the accompanying condensed consolidated statements of financial condition. Income on the account security arrangement accreted to the Company and was recorded in interest income.

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s post-retirement plans for the three month and nine month periods ended September 30, 2015 and 2014:

	Pension Plans		Medical Plan
	Three Months Ended September 30,
	2015	2014	2015	2014
Components of Net Periodic Benefit Cost (Credit):
Service cost	$440	$267	$7	$7
Interest cost	6,237	7,636	45	49
Expected return on plan assets	(7,146)	(8,253)	–	–
Amortization of:
Prior service cost	595	708	–	–
Net actuarial loss (gain)	1,154	1,096	–	(131)

Net periodic benefit cost (credit)	$1,280	$1,454	$52	$(75)

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	Pension Plans		Medical Plan
	Nine Months Ended September 30,
	2015	2014	2015	2014
Components of Net Periodic Benefit Cost (Credit):
Service cost	$1,153	$718	$20	$24
Interest cost	18,496	22,807	135	146
Expected return on plan assets	(21,236)	(24,560)	–	–
Amortization of:
Prior service cost	1,789	2,176	–	–
Net actuarial loss (gain)	3,437	3,325	–	(396)

Net periodic benefit cost (credit)	$3,639	$4,466	$155	$(226)

14.	INCOME TAXES

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

The Company recorded an income tax provision (benefit) of $170,954 and $(993,560) for the three month and nine month periods ended September 30, 2015, respectively, and $23,792 and $58,614 for the three month and nine month periods ended September 30, 2014, respectively, representing effective tax rates of 30.0%, 637.0%, 20.9% and 18.3%, respectively. The difference between the U.S. federal statutory rate of 35.0% and the effective tax rates reflected above principally relates to (i) change in the valuation allowance affecting the provision for income taxes, (ii) recognition of a deferred tax asset associated with the recording of the tax receivable agreement obligation and reduction of a deferred tax asset as a result of the partial extinguishment of our tax receivable agreement obligation (see below), (iii) taxes payable to foreign jurisdictions that are not offset against U.S. income taxes, (iv) foreign source income (loss) not subject to U.S. income taxes (including interest on intercompany financings), and (v) U.S. state and local taxes (primarily UBT), which are incremental to the U.S. federal statutory tax rate.

Certain of our tax-paying entities at which we have historically recorded significant valuation allowances were profitable on a cumulative basis for the three year periods ended June 30, 2015 and September 30, 2015. Our assessment of such valuation allowance at each such date is described below.

In assessing our valuation allowance as of June 30, 2015, we considered all available information, including the magnitude of recent and current operating results, the relatively long duration of statutory carryforward periods, our historical experience utilizing tax attributes prior to their expiration dates, the historical volatility of operating results of these entities and our assessment regarding the sustainability of their profitability. At that time, we concluded that there was a sufficient history of sustained profitability at these entities that it was more likely than not that these entities would be able to realize deferred tax assets. Accordingly, during the period ended June 30, 2015, we released substantially all of the valuation allowance against the deferred tax assets held by these entities, with the exception of the portion of the valuation allowance that we expected to release based on our estimate of operating income in the current year.

As a result, during the quarter ended June 30, 2015, we recorded a deferred tax benefit of approximately $821,000. In addition, we also recorded a separate deferred tax benefit of approximately $378,000 that reflected the tax deductibility of payments under the tax receivable agreement.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

As of September 30, 2015, we continued to conclude that the positive evidence in favor of releasing the valuation allowance in the relevant tax-paying entities outweighed the negative evidence and that it is more likely than not that these entities will be able to realize deferred tax assets. During the quarter ended September 30, 2015, we recorded an additional deferred tax benefit of approximately $18,000 from the release of valuation allowance on deferred tax assets based on our estimate of operating income in 2015. In addition, during the quarter ended September 30, 2015, we recorded a deferred tax expense of approximately $161,000 relating to the reduction of a deferred tax asset as a result of the partial extinguishment of our tax receivable agreement obligation. See “—Tax Receivable Agreement” below for more information regarding our accrual under the tax receivable agreement in the second quarter of 2015 and the partial extinguishment of our tax receivable agreement obligation in the third quarter of 2015.

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

On June 16, 2015, Lazard and LMDC Holdings amended and restated the Tax Receivable Agreement and, on October 26, 2015, Lazard and LTBP Trust, a Delaware statutory trust (the “Trust”), entered into a Second Amended and Restated Tax Receivable Agreement (the “Amended and Restated Tax Receivable Agreement”). Pursuant to these transactions, among other things, (i) LMDC Holdings assigned all of its obligations under the Tax Receivable Agreement, including the obligation to receive payments and promptly distribute them to historical partners of Lazard Group, to LTBP Trust, and the Trust assumed all of LMDC Holdings’ obligations thereunder, (ii) LMDC Holdings distributed the interests in the Trust to certain owners of LMDC Holdings, and (iii) holders of interests in the Trust obtained the ability, subject to certain restrictions and conditions, to transfer such interests to certain additional persons and entities, including Lazard.

The Amended and Restated Tax Receivable Agreement provides for the payment by our subsidiaries to the Trust of (i) approximately 45% (following the July 2015 purchase described below) of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of the increases in tax basis and of certain other tax benefits related to the Amended and Restated Tax Receivable Agreement, and (ii) an amount that we currently expect will approximate 85% of the cash tax savings that may arise from tax benefits attributable to payments under the Amended and Restated Tax Receivable Agreement. Our subsidiaries expect to benefit from the balance of cash savings, if any, in income tax that our subsidiaries realize. Any amount paid by our subsidiaries to the Trust will generally be distributed to the owners of the Trust, including our executive officers, in proportion to their beneficial interests in the Trust.

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

As described above, during the period ended June 30, 2015, we released substantially all of our valuation allowance against deferred tax assets. As a result, we accrued a corresponding liability of $961,948 during the quarter ended June 30, 2015 for amounts relating to the Amended and Restated Tax Receivable Agreement at that time.

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

In July 2015, we purchased approximately 47% of the then-outstanding beneficial interests in the Trust from certain owners of the Trust for $42,222 in cash, which resulted in the automatic cancellation of such beneficial interests and the extinguishment of a significant portion of our payment obligations under the Amended and Restated Tax Receivable Agreement. The extinguishment of these payment obligations resulted in a pre-tax gain of $420,792 recorded in “provision (benefit) pursuant to tax receivable agreement” on the condensed consolidated statement of operations for the three and nine month periods ended September 30, 2015. In addition, the extinguishment of these payment obligations resulted in a reduction of the tax benefits that would have been attributable to the actual payments and, accordingly, we recorded a deferred tax expense of approximately $161,000 on the condensed consolidated statement of operations for the three month and nine month periods ended September 30, 2015.

The cumulative liability relating to our obligations under the Amended and Restated Tax Receivable Agreement as of September 30, 2015 was $523,907.

15.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

The Company’s basic and diluted net income per share calculations for the three month and nine month periods ended September 30, 2015 and 2014 are computed as described below.

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

The calculations of the Company’s basic and diluted net income per share and weighted average shares outstanding for the three month and nine month periods ended September 30, 2015 and 2014 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to Lazard Ltd - basic	$398,521	$88,859	$828,587	$254,893
Add - dilutive effect, as applicable, of:
Adjustments to income relating to interest expense and changes in net income attributable to noncontrolling interests resulting from assumed Class A common stock issuances in connection with share-based incentive compensation, and, in 2014, exchangeable interests, net of tax	–	(3)	–	604

Net income attributable to Lazard Ltd - diluted	$398,521	$88,856	$828,587	$255,497

Weighted average number of shares of Class A common stock outstanding	125,852,995	121,800,294	125,192,436	121,954,428
Add - adjustment for shares of Class A common stock issuable on a non-contingent basis	72,011	406,620	72,011	412,204

Weighted average number of shares of Class A common stock outstanding - basic	125,925,006	122,206,914	125,264,447	122,366,632
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of Class A common stock issuable from share-based incentive compensation and, in 2014, exchangeable interests	7,190,413	11,359,770	7,954,690	11,356,144

Weighted average number of shares of Class A common stock outstanding - diluted	133,115,419	133,566,684	133,219,137	133,722,776

Net income attributable to Lazard Ltd per share of Class A common stock:
Basic	$3.16	$0.73	$6.61	$2.08

Diluted	$2.99	$0.67	$6.22	$1.91

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

16.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6  2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At September 30, 2015, LFNY’s regulatory net capital was $207,189, which exceeded the minimum requirement by $203,374. LFNY’s aggregate indebtedness to net capital ratio was 0.28:1 as of September 30, 2015.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At September 30, 2015, the aggregate regulatory net capital of the U.K. Subsidiaries was $119,490, which exceeded the minimum requirement by $101,713.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the ACPR for its banking activities conducted through its subsidiary, LFB. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), also are subject to regulation and supervision by the Autorité des Marchés Financiers. At September 30, 2015, the consolidated regulatory net capital of CFLF was $134,142, which exceeded the minimum requirement set for regulatory capital levels by $89,369. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this new supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At June 30, 2015, the regulatory net capital of the combined European regulated group was $179,780, which exceeded the minimum requirement set for regulatory capital levels by $115,014. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure (which is similar to the information that the Company had already been providing informally). This new supervision under, and provision of information to, the ACPR became effective December 31, 2013.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At September 30, 2015, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $108,221, which exceeded the minimum required capital by $75,949.

At September 30, 2015, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the three month and nine month periods ended September 30, 2015 and 2014 is prepared using the following methodology:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Financial Advisory	Net Revenue	$330,832	$291,089	$948,735	$847,354
	Operating Expenses	261,952	255,230	758,108	754,449

	Operating Income	$68,880	$35,859	$190,627	$92,905

Asset Management	Net Revenue	$264,581	$291,967	$850,226	$848,695
	Operating Expenses	179,155	191,501	554,738	552,499

	Operating Income	$85,426	$100,466	$295,488	$296,196

Corporate	Net Revenue	$(21,895)	$(16,845)	$(38,602)	$(29,542)
	Operating Expenses (a)	(438,333)	5,768	603,482	39,687

	Operating Income (Loss)	$416,438	$(22,613)	$(642,084)	$(69,229)

Total	Net Revenue	$573,518	$566,211	$1,760,359	$1,666,507
	Operating Expenses	2,774	452,499	1,916,328	1,346,635

	Operating Income (Loss)	$570,744	$113,712	$(155,969)	$319,872

	As Of
	September 30, 2015	December 31, 2014
Total Assets
Financial Advisory	$742,298	$785,557
Asset Management	515,544	588,403
Corporate (b)	2,890,195	1,958,276

Total	$4,148,037	$3,332,236

(a)	Operating expenses include $(420,792) and $547,691 in the three month and nine month periods ended September 30, 2015, respectively, recorded for the provision (benefit) pursuant to the tax receivable agreement. See Note 14 of Notes to Condensed Consolidated Financial Statements for information regarding the tax receivable agreement obligation.
(b)	Corporate segment assets include amounts recorded for deferred tax assets of $1,113,060 and $59,041 at September 30, 2015 and December 31, 2014, respectively. See Note 14 of Notes to Condensed Consolidated Financial Statements for information regarding deferred tax assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Ltd’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”). All references to “2015”, “2014”, “third quarter”, “first nine months” or “the period” refer to, as the context requires, the three month and nine month periods ended September 30, 2015 and September 30, 2014.

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

Our consolidated net revenue was derived from the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Financial Advisory	58%	51%	54%	51%
Asset Management	46	52	48	51
Corporate	(4)	(3)	(2)	(2)

Total	100%	100%	100%	100%

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

Equity market indices for developed markets at September 30, 2015 generally decreased as compared to such indices at December 31, 2014. Emerging markets equity indices at September 30, 2015 have also generally decreased as compared to December 31, 2014. In the global M&A markets during the first nine months of 2015, the value of all completed M&A transactions increased as compared to the same period in the prior year, as did the subset of such transactions involving values greater than $500 million. During the same time, the value of all announced M&A transactions, including the subset of such transactions involving values greater than $500 million, also increased, reflecting an active global M&A environment. While the value of completed and announced transactions increased as compared to the prior period, the number of completed and announced transactions (excluding the subset of completed and announced transactions involving values greater than $500 million) decreased. During the first nine months of 2015, global restructuring activity remained low, consistent with the last several years.

In the first nine months of 2015, corporate cash balances remain high and interest rates remain low. The U.S. macroeconomic environment has improved, but Europe and many of the developing markets remain unsettled, particularly with respect to foreign exchange markets. Although market and foreign currency volatility may continue, the longer-term trends appear to remain favorable for both of our businesses.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•	Financial Advisory – The fundamentals for continued M&A activity generally appear to remain in place. Demand continues for expert, independent strategic advice that can be levered across geographies and our range of advisory capabilities. The global scale and breadth of our Financial Advisory business allows us to advise on large, complex cross-border transactions across a variety of industries. In addition, we believe our businesses throughout the emerging markets, Japan and Australia position us for growth in these markets, while enhancing our relationships with, and the services that we can provide to, clients in developed economies.

•	Asset Management – Generally, we have seen investor demand across regions and investment platforms. In the short to intermediate term, we expect most of our growth will come from defined benefit and defined contribution plans in the developed economies because of their sheer scope and size. Over the longer term, we expect an increasing share of our AUM to come from the developing economies in Asia and the Middle East, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Our global footprint is already well established in the developed economies and we expect our business in the developing economies will continue to expand. Given our globally diversified platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from growth that may occur in the asset management industry. In recent years, we have expanded the global footprint of our Asset Management business by opening offices in Singapore, Dubai and Dublin. We are continually developing and seeding new investment strategies that extend our existing platforms. Recent examples of growth initiatives include the following investment strategies: U.S. Long/Short Equity, European Long/Short Equity, Quantitative Equity, Middle East North African Equities and Asian Equities.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value of all completed transactions, including completed transactions with values greater than $500 million, increased in the first nine months of 2015 as compared to the first nine months of 2014, while the number of all completed transactions decreased over the same period. With respect to announced M&A transactions, the value of all announced transactions, including announced transactions with values greater than $500 million, increased in the first nine months of 2015 as compared to the first nine months of 2014, while the number of all announced transactions decreased over the same period.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Incr / (Decr)	2015	2014	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$957	$727	32%	$2,871	$2,089	37%
Number	8,151	10,559	(23)%	27,035	30,372	(11)%
Deals Greater than $500 million:
Value	$767	$507	51%	$2,267	$1,468	54%
Number	263	281	(6)%	830	775	7%
Announced M&A Transactions:
All deals:
Value	$1,226	$955	28%	$3,414	$2,668	28%
Number	8,921	10,816	(18)%	28,601	31,082	(8)%
Deals Greater than $500 million:
Value	$1,004	$721	39%	$2,726	$2,006	36%
Number	357	321	11%	967	873	11%

Source:	Dealogic as of October 2, 2015.

Global restructuring activity during the first nine months of 2015, as measured by the number of corporate defaults, increased as compared to the first nine months of 2014, however, the aggregate value of debt defaults remained low, consistent with the last several years. The number of defaulting issuers increased to 68 in the 2015 period, according to Moody’s Investors Service, Inc., as compared to 43 in the 2014 period.

Asset Management

The percentage change in major equity market indices at September 30, 2015, as compared to such indices at June 30, 2015, December 31, 2014, and at September 30, 2014, is shown in the table below.

	Percentage Changes September 30, 2015 vs.
	June 30, 2015	December 31, 2014	September 30, 2014
Euro Stoxx	(9.5)%	(1.5)%	(3.9)%
MSCI Emerging Market	(18.5)%	(17.2)%	(21.2)%
MSCI World Index	(8.9)%	(7.5)%	(6.9)%
S&P 500	(6.9)%	(6.7)%	(2.7)%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM and the nature of the AUM product mix. Accordingly, market movements, foreign currency exchange rate volatility and changes in our AUM product mix will impact the level of revenues we receive from our Asset Management business when comparing periodic results. A substantial portion of our AUM is invested in equities. Movements in AUM during the period generally reflect the changes in equity market indices. Our AUM at September 30, 2015 decreased 7% versus AUM at December 31, 2014, primarily due to market depreciation and adverse foreign exchange movements, partially offset by net inflows. Average AUM for the three month period ended September 30, 2015 was 5% lower than average AUM for the three month period ended September 30, 2014. Average AUM for the nine month period ended September 30, 2015 increased 1% as compared to average AUM in the 2014 period.

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

Although Corporate segment net revenue during the first nine months of 2015 represented (2)% of Lazard’s net revenue, total assets in the Corporate segment represented 70% of Lazard’s consolidated total assets as of September 30, 2015, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, deferred tax assets and assets associated with LFB.

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

Our operating expenses also include “non-compensation expense,” which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services, our provision pursuant to the tax receivable agreement and other expenses. In 2015, non-compensation expense also included the expenses related to the redemption of a substantial majority of the Company’s 6.85% senior notes due 2017 (the “2017 Notes”) (see Note 9 of Notes to Condensed Consolidated Financial Statements). For all periods, the amortization of intangible assets related to acquisitions pertains primarily to the acquisition of Edgewater.

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

As discussed under “Critical Accounting Policies and Estimates—Income Taxes” below, in the second quarter of 2015, we concluded that certain of our tax-paying entities at which we have historically recorded valuation allowances had achieved sufficient sustained profitability that it was more likely than not that they would be able to realize their deferred tax assets. Accordingly, in the second quarter of 2015, we released substantially all of our valuation allowance related to the deferred tax assets. If we are able to use the deferred tax assets in future periods to reduce our income taxes, we will be required to pay a significant portion of the tax savings pursuant to our tax receivable agreement. We therefore also recognized a related liability under the tax receivable agreement.

As of September 30, 2015, we continued to conclude that the positive evidence in favor of releasing the valuation allowance in the relevant tax-paying entities outweighed the negative evidence and that it is more likely than not that these entities will be able to realize deferred tax assets. In addition, in the third quarter of 2015, we purchased a portion of our obligation relating to the tax receivable agreement.

See “Critical Accounting Policies and Estimates—Income Taxes” below and Note 14 of Notes to Condensed Consolidated Financial Statements for additional information regarding income taxes, our deferred tax assets, the valuation allowance release and the tax receivable agreement obligation.

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

A portion of our net revenue is derived from transactions that are denominated in currencies other than the U.S. dollar. Since the middle of 2014, the value of the U.S. dollar has strengthened against many other major currencies. As a result, net revenue for the three month and nine month periods ended September 30, 2015 was negatively impacted in comparison to the prior year periods. The majority of the negative impact in each period was offset by the positive impact of the exchange rate movements on our operating expenses denominated in currencies other than the U.S. dollar.

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP. Selected financial data from the Company’s reported condensed consolidated results of operations is set forth below, followed by a more detailed discussion of both the consolidated and business segment results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in thousands)

Net Revenue	$573,518	$566,211	$1,760,359	$1,666,507

Operating Expenses:
Compensation and benefits	319,565	338,612	984,786	1,006,101
Non-compensation	103,490	110,043	380,450	325,524
Amortization of intangible assets related to acquisitions	511	4,020	3,401	5,946
Provision (benefit) pursuant to tax receivable agreement	(420,792)	(176)	547,691	9,064

Total operating expenses	2,774	452,499	1,916,328	1,346,635

Operating Income (Loss)	570,744	113,712	(155,969)	319,872
Provision (benefit) for income taxes	170,954	23,792	(993,560)	58,614

Net Income	399,790	89,920	837,591	261,258
Less – Net Income Attributable to Noncontrolling Interests	1,269	1,061	9,004	6,365

Net Income Attributable to Lazard Ltd	$398,521	$88,859	$828,587	$254,893

Operating Income (Loss), as a % of net revenue	99.5%	20.1%	(8.9)%	19.2%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in thousands)
Operating Revenue:
Net revenue	$573,518	$566,211	$1,760,359	$1,666,507
Adjustments:
Interest expense (a)	11,599	15,447	39,112	46,722
Revenue related to noncontrolling interests (b)	(2,995)	(4,032)	(15,317)	(12,810)
Private equity revenue adjustment (c)	–	–	(12,203)	–
(Gains) losses on investments pertaining to LFI (d)	12,145	5,528	9,903	(6,004)

Operating revenue	$594,267	$583,154	$1,781,854	$1,694,415

(a)	Interest expense (excluding interest expense incurred by LFB) is added back in determining operating revenue because such expense relates to corporate financing activities and is not considered to be a cost directly related to the revenue of our business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount.
(c)	The Company disposed of its private equity business in Australia in the second quarter of 2015 in a transaction with the management team of the disposed business. Revenue of $24,388 relating to the disposal of the business (which primarily represents the realization of carried interest at fair value) is adjusted for the recognition of an obligation of $12,203 with the management of the disposed business, which obligation was previously recognized for U.S. GAAP.
(d)	Represents changes in the fair value of investments held in connection with LFI and other similar deferred compensation arrangements for which a corresponding equal amount is excluded from compensation and benefits expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$319,565	$338,612	$984,786	$1,006,101
Adjustments:
Noncontrolling interests (a)	(1,156)	(1,094)	(3,557)	(3,340)
(Charges) credits pertaining to LFI (b)	12,145	5,528	9,903	(6,004)

Adjusted compensation and benefits expense	$330,554	$343,046	$991,132	$996,757

Adjusted compensation and benefits expense, as a % of operating revenue	55.6%	58.8%	55.6%	58.8%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)	Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$103,490	$110,043	$380,450	$325,524
Adjustments:
Noncontrolling interests (a)	(410)	(570)	(1,125)	(1,571)
Charges pertaining to senior debt refinancing (b)	–	–	(60,219)	–
Expense related to partial extinguishment of tax receivable obligation	(759)	–	(759)	–

Adjusted non-compensation expense	$102,321	$109,473	$318,347	$323,953

Adjusted non-compensation expense, as a % of operating revenue	17.2%	18.8%	17.9%	19.1%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.
(b)	Charges pertaining to the redemption of a substantial majority of the Company’s 2017 Notes are excluded because of the non-recurring nature of the transaction. See “—Liquidity and Capital Resources—Financing Activities.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in thousands)
Earnings From Operations:
Operating revenue	$594,267	$583,154	$1,781,854	1,694,415
Deduct:
Adjusted compensation and benefits expense	(330,554)	(343,046)	(991,132)	(996,757)
Adjusted non-compensation expense	(102,321)	(109,473)	(318,347)	(323,953)

Earnings from operations	$161,392	$130,635	$472,375	$373,705

Earnings from operations, as a % of operating revenue	27.2%	22.4%	26.5%	22.1%

Headcount information is set forth below:

	As Of
	September 30, 2015	December 31, 2014	September 30, 2014
Headcount:
Managing Directors:
Financial Advisory	141	139	140
Asset Management	90	81	82
Corporate	18	16	16

Total Managing Directors	249	236	238
Other Employees:
Business segment professionals	1,180	1,139	1,154
All other professionals and support staff	1,182	1,148	1,130

Total	2,611	2,523	2,522

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

Three Months Ended September 30, 2015 versus September 30, 2014

The Company reported net income attributable to Lazard Ltd of $399 million, as compared to net income of $89 million in the 2014 period. The changes in the Company’s operating results during these periods are described below.

Net revenue increased $7 million, or 1%, with operating revenue increasing $11 million, or 2%, as compared to the 2014 period. Fee revenue from investment banking and other advisory activities increased $40 million, or 14%, primarily due to increases in M&A and Other Advisory fees. The increase in M&A and Other Advisory fee revenue was primarily due to an increase in the number of, and average transaction fee with respect to, completed transactions involving fees greater than $1 million as compared to the 2014 period. Asset management fees, including incentive fees, decreased $23 million, or 8%, as compared to the 2014 period, principally reflecting an $11 billion, or 5%, decrease in average AUM as compared to the 2014 period and a decrease in incentive fees relating to traditional investment products. In the aggregate, interest income, other revenue and interest expense decreased $9 million as compared to the 2014 period, primarily due to investment losses due to LFI, partially offset by lower interest expense due to the refinancing of the 2017 Notes.

Compensation and benefits expense decreased $19 million, or 6%, as compared to the 2014 period, primarily driven by a decrease in discretionary compensation.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $331 million, a decrease of $12 million, or 4%, as compared to $343 million in the 2014 period. The ratio of adjusted compensation and benefits expense to operating revenue was 55.6% for the 2015 period, as compared to 58.8% for the 2014 period and 55.6% for full-year 2014.

Non-compensation expense decreased $7 million, or 6%, as compared to the 2014 period. The ratio of adjusted non-compensation expense to operating revenue was 17.2%, as compared to 18.8% in the 2014 period.

Amortization of intangible assets decreased $4 million as compared to the 2014 period.

The benefit pursuant to the tax receivable agreement of $421 million in the 2015 period reflects a gain on the partial extinguishment of our tax receivable agreement obligation in the third quarter (see Note 14 of Notes to Condensed Consolidated Financial Statements for additional information).

Operating income, which included the impact of the gain on the partial extinguishment of our tax receivable agreement obligation described above, increased $457 million as compared to the 2014 period, and, as a percentage of net revenue, was 99.5%, as compared to 20.1% in the 2014 period.

Earnings from operations, which excludes the impact of the gain on the partial extinguishment of our tax receivable agreement obligation described above, increased $31 million, or 24%, as compared to the 2014 period, and, as a percentage of operating revenue, was 27.2%, as compared to 22.4% in the 2014 period.

The provision for income taxes reflects an effective tax rate of 30.0%, as compared to 20.9% for the 2014 period. The increase in the effective tax rate in 2015 as compared to 2014 was primarily driven by (i) the increase in operating income as a result of the gain on partial extinguishment of our tax receivable agreement obligation described above, and (ii) the provision (benefit) for income taxes, which was impacted by deferred tax expense of approximately $161 million relating to the partial extinguishment of the tax receivable agreement obligation and a deferred tax benefit of $18 million relating to the release of valuation allowance on deferred tax assets. See Note 14 of Notes to Condensed Consolidated Financial Statements.

Net income attributable to noncontrolling interests remained substantially unchanged as compared to the 2014 period.

Nine Months Ended September 30, 2015 versus September 30, 2014

The Company reported net income attributable to Lazard Ltd of $829 million, as compared to net income of $255 million in the 2014 period. The changes in the Company’s operating results during these periods are described below.

Net revenue increased $94 million, or 6%, with operating revenue increasing $87 million, or 5%, as compared to the 2014 period. Fee revenue from investment banking and other advisory activities increased $103 million, or 12%, primarily due to increases in M&A and Other Advisory fees. The increase in M&A and Other Advisory fee revenue was primarily due to an increase in the number of, and average transaction fee with respect to, completed transactions involving fees greater than $1 million as compared to the 2014 period. Asset management fees, including incentive fees, decreased $21 million, or 3%, as compared to the 2014 period, principally reflecting a decrease in incentive fees relating to traditional investment products. In the aggregate, interest income, other revenue and interest expense increased $12 million as compared to the 2014 period, primarily due to a $24 million gain on the disposal of the Company’s Australian private equity business (which primarily relates to the realization of carried interest at fair value), partially offset by lower investment gains due to LFI. Interest expense was lower due to the refinancing of the 2017 Notes.

Compensation and benefits expense decreased $21 million, or 2%, as compared to the 2014 period, primarily driven by a decrease in discretionary compensation.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $991 million, a decrease of $6 million, or 1%, as compared to $997 million in the 2014 period. The ratio of adjusted compensation and benefits expense to operating revenue was 55.6% for the 2015 period, as compared to 58.8% for the 2014 period and 55.6% for full-year 2014.

Non-compensation expense increased $55 million, or 17%, as compared to the 2014 period primarily due to a charge of $60 million related to the redemption of a substantial majority of the Company’s 2017 Notes. Adjusted non-compensation expense, which excludes such charge, as well as non-compensation costs relating to noncontrolling interests, decreased $6 million, or 2%, as compared to the 2014 period. The ratio of adjusted non-compensation expense to operating revenue was 17.9%, as compared to 19.1% in the 2014 period.

Amortization of intangible assets decreased $3 million in the 2015 period as compared to the 2014 period.

As a result of the possible utilization of certain deferred tax assets that are subject to the tax receivable agreement, including the impact of the partial extinguishment of our tax receivable agreement obligation in the third quarter of 2015, the provision pursuant to the tax receivable agreement was $548 million in the 2015 period, as compared to $9 million in the 2014 period (see Note 14 of Notes to Condensed Consolidated Financial Statements for additional information).

Operating income, which included the charge relating to the redemption of a substantial majority of the Company’s 2017 Notes, as well as the impact of the provision pursuant to the tax receivable agreement described above, decreased $476 million as compared to the 2014 period, and, as a percentage of net revenue, was (8.9)%, as compared to 19.2% in the 2014 period.

Earnings from operations, which excludes the charge related to the redemption of a substantial majority of the Company’s 2017 Notes, as well as the impact of the provision pursuant to the tax receivable agreement described above, increased $99 million, or 26%, as compared to the 2014 period, and, as a percentage of operating revenue, was 26.5%, as compared to 22.1% in the 2014 period.

The provision for income taxes reflects an effective tax rate of 637.0%, as compared to 18.3% for the 2014 period. The increase in the effective tax rate in 2015 as compared to 2014 was primarily driven by (i) the reduction of operating income as a result of the provision pursuant to the tax receivable agreement described above, and (ii) the provision (benefit) for income taxes, which was impacted by the recognition of deferred tax assets of $1,217 million and deferred tax expense of approximately $161 million relating to the partial extinguishment of the tax receivable agreement obligation in the third quarter. See Note 14 of Notes to Condensed Consolidated Financial Statements.

Net income attributable to noncontrolling interests increased $3 million as compared to the 2014 period.

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

Financial Advisory

The following tables summarize the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in thousands)
M&A and Other Advisory	$288,109	$241,213	$822,063	$713,670
Capital Raising	16,932	17,842	51,794	50,632

Total Strategic Advisory	305,041	259,055	873,857	764,302
Restructuring	25,791	32,034	74,878	83,052

Net Revenue	330,832	291,089	948,735	847,354
Operating Expenses	261,952	255,230	758,108	754,449

Operating Income	$68,880	$35,859	$190,627	$92,905

Operating Income, as a % of net revenue	20.8%	12.3%	20.1%	11.0%

Net revenue trends in Financial Advisory for M&A and Other Advisory and Restructuring are generally correlated to the level of completed industry-wide M&A transactions and restructuring transactions occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger- sized transactions, and where we are involved in non-public or sovereign advisory assignments. For example, our M&A and Other Advisory revenue, which includes Sovereign and Capital Structure Advisory revenue, increased 15% in 2015 as compared to 2014. In contrast, the industry statistics for global M&A transactions described above reflect a 37% increase in the value, and an 11% decrease in the number, of all completed transactions in the first nine months of 2015 as compared to 2014. For M&A deals with values greater than $500 million, the value and number of completed transactions in the first nine months of 2015 increased 54% and 7%, respectively, as compared to 2014.

Certain Lazard fee and transaction statistics are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Lazard Statistics:
Number of clients with fees greater than $1 million:
Total Financial Advisory	75	62	207	203
M&A and Other Advisory	62	50	173	161
Percentage of total Financial Advisory net revenue from top 10 clients	36%	34%	21%	18%
Number of M&A transactions completed with values greater than $500 million (a)	16	20	60	54

(a)	Source: Dealogic as of October 5, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	59%	54%	58%	55%
Europe	36	40	35	38
Rest of World	5	6	7	7

Total	100%	100%	100%	100%

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

Three Months Ended September 30, 2015 versus September 30, 2014

Financial Advisory net revenue increased $40 million, or 14%, as compared to the 2014 period. Total Strategic Advisory net revenue, representing fees from our M&A and Other Advisory and Capital Raising businesses, increased $46 million, or 18%, and Restructuring revenue decreased $6 million, or 19%, as compared to the 2014 period.

M&A and Other Advisory revenue increased $47 million, or 19%, while Capital Raising revenue decreased by $1 million, or 5%, as compared to the 2014 period. The increase in M&A and Other Advisory revenue was primarily due to an increase in the number of, and average transaction fee with respect to, completed transactions involving fees greater than $1 million as compared to the 2014 period. Our major clients, which in the aggregate represented a significant portion of our M&A and Other Advisory revenue in the 2015 period, included AT&T, Capgemini Group, D.E Master Blenders 1753, Heinz, NiSource, Pfizer and RockTenn.

The Restructuring revenue in the 2015 period was generally in line with the continued industry-wide low level of corporate restructuring activity. Our major clients, which in the aggregate represented a significant portion of our Restructuring revenue for the 2015 period, included Chassix, RadioShack, Standard Register and Target Canada.

Operating expenses increased $7 million, or 3%, as compared to the 2014 period, primarily due to an increase in compensation and benefits expense.

Financial Advisory operating income was $69 million, an increase of $33 million, or 92%, as compared to operating income of $36 million in the 2014 period and, as a percentage of net revenue, was 20.8%, as compared to 12.3% in the 2014 period.

Nine Months Ended September 30, 2015 versus September 30, 2014

Financial Advisory net revenue increased $101 million, or 12%, as compared to the 2014 period. Total Strategic Advisory net revenue, representing fees from our M&A and Other Advisory and Capital Raising businesses, increased $110 million, or 14%, and Restructuring revenue decreased $8 million, or 10%, as compared to the 2014 period.

M&A and Other Advisory revenue increased $108 million, or 15%, while Capital Raising revenue increased $1 million, or 2%, as compared to the 2014 period. The increase in M&A and Other Advisory revenue was primarily due to an increase in the number of, and average transaction fee with respect to, completed transactions involving fees greater than $1 million as compared to the 2014 period. Restructuring revenue in the 2015 period was generally in line with the continued industry-wide low level of corporate restructuring activity.

Operating expenses increased $4 million, or 1%, as compared to the 2014 period, primarily due to an increase in compensation and benefits expense.

Financial Advisory operating income was $191 million, an increase of $98 million, or 105%, as compared to operating income of $93 million in the 2014 period and, as a percentage of net revenue, was 20.1%, as compared to 11.0% in the 2014 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	September 30, 2015	December 31, 2014
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$37,663	$48,459
Global	30,143	33,982
Local	29,622	31,684
Multi-Regional	49,364	46,787

Total Equity	146,792	160,912

Fixed Income:
Emerging Markets	14,920	14,227
Global	4,200	3,771
Local	3,846	3,676
Multi-Regional	8,478	9,436

Total Fixed Income	31,444	31,110

Alternative Investments	3,325	3,799
Private Equity	858	1,091
Cash Management	203	191

Total AUM	$182,622	$197,103

Total AUM at September 30, 2015 was $183 billion, a decrease of $14 billion, or 7%, as compared to total AUM of $197 billion at December 31, 2014, and a decrease of $20 billion, or 10%, as compared to total AUM of $203 billion at June 30, 2015, primarily due to market depreciation and foreign exchange movements, partially offset by net inflows. Average AUM for the three month period ended September 30, 2015 was 5% lower than average AUM for the three month period ended September 30, 2014. Average AUM for the nine month period ended September 30, 2015 was 1% higher than average AUM for the nine month period ended September 30, 2014.

As of September 30, 2015, approximately 88% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, compared to approximately 90% as of December 31, 2014, and, as of September 30, 2015, approximately 12% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, compared to approximately 10% at December 31, 2014.

As of September 30, 2015, AUM with foreign currency exposure represented approximately 72% of our total AUM, compared to approximately 73% at December 31, 2014. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$166,402	$7,427	$(7,812)	$(385)	$(15,430)	$(3,795)	$146,792
Fixed Income	32,513	2,188	(1,902)	286	(510)	(845)	31,444
Other	4,171	846	(546)	300	(54)	(31)	4,386

Total	$203,086	$10,461	$(10,260)	$201	$(15,994)	$(4,671)	$182,622

	Nine Months Ended September 30, 2015
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$160,912	$21,338	$(21,453)	$(115)	$(6,140)	$(7,865)	$146,792
Fixed Income	31,110	7,956	(4,527)	3,429	(663)	(2,432)	31,444
Other	5,081	1,169	(1,693)	(524)	(82)	(89)	4,386

Total	$197,103	$30,463	$(27,673)	$2,790	$(6,885)	$(10,386)	$182,622

Inflows in the Equity and Fixed Income asset classes were primarily attributable to the Emerging Markets, Multi-Regional and Global equity platforms. Outflows in the Equity asset class were primarily attributable to the Emerging Markets, Multi-Regional and Global equity platforms, and outflows in the Fixed Income asset class were primarily attributable to the Multi-Regional and Emerging Markets platforms.

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

As of October 16, 2015, AUM was $193.1 billion, a $10.5 billion increase since September 30, 2015. The increase in AUM was due to market appreciation of $8.0 billion and foreign exchange appreciation of $2.5 billion, with net outflows of $0.04 billion.

Average AUM for the three month and nine month periods ended September 30, 2015 and 2014 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in millions)
Average AUM by Asset Class:
Equity	$155,116	$165,760	$161,076	$160,341
Fixed Income	32,226	31,365	32,406	29,662
Alternative Investments	3,663	4,468	3,516	4,542
Private Equity	858	1,113	957	1,132
Cash Management	163	136	130	138

Total Average AUM	$192,026	$202,842	$198,085	$195,815

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in thousands)
Revenue:
Management Fees	$248,143	$262,992	$758,631	$760,022
Incentive Fees	2,705	11,801	15,966	37,953
Other Revenue	13,733	17,174	75,629	50,720

Net Revenue	264,581	291,967	850,226	848,695
Operating Expenses	179,155	191,501	554,738	552,499

Operating Income	$85,426	$100,466	$295,488	$296,196

Operating Income, as a % of net revenue	32.3%	34.4%	34.8%	34.9%

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	61%	66%	59%	62%
Europe	29	27	28	29
Rest of World	10	7	13	9

Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2015 versus September 30, 2014

Asset Management net revenue decreased $27 million, or 9%, as compared to the 2014 period. Management fees decreased $15 million, or 6%, as compared to the 2014 period, primarily reflecting an $11 billion, or 5%, decrease in average AUM. Incentive fees decreased $9 million, or 77%, as compared to the 2014 period, primarily due to incentive fees related to traditional investment products. Other revenue decreased $3 million as compared to the 2014 period.

Operating expenses decreased $12 million, or 6%, as compared to the 2014 period, primarily due to decreases in (i) compensation and benefits expense related to discretionary compensation, (ii) non-compensation expense related to business activity and (iii) amortization of intangible assets related to Edgewater.

Asset Management operating income was $85 million, a decrease of $15 million, or 15%, as compared to operating income of $100 million in the 2014 period and, as a percentage of net revenue, was 32.3%, as compared to 34.4% in the 2014 period.

Nine Months Ended September 30, 2015 versus September 30, 2014

Asset Management net revenue increased $2 million, or 1%, as compared to the 2014 period. Management fees decreased $1 million as compared to the 2014 period. Incentive fees decreased $22 million, or 58%, as compared to the 2014 period, primarily due to incentive fees related to traditional investment products. Other revenue increased $25 million, or 49%, as compared to the 2014 period, primarily due to a $24 million gain on disposal of the Company’s Australian private equity business (which relates primarily to the realization of carried interest at fair value).

Operating expenses increased $2 million, or 1%, as compared to the 2014 period.

Asset Management operating income was $295 million, a decrease of $1 million as compared to operating income of $296 million in the 2014 period and, as a percentage of net revenue, was 34.8%, as compared to 34.9% in the 2014 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in thousands)
Interest Income	$695	$1,051	$2,113	$3,033
Interest Expense	(11,787)	(15,510)	(39,403)	(47,170)

Net Interest (Expense)	(11,092)	(14,459)	(37,290)	(44,137)
Other Revenue	(10,803)	(2,386)	(1,312)	14,595

Net Revenue (Expense)	(21,895)	(16,845)	(38,602)	(29,542)
Operating Expenses (a)	(438,333)	5,768	603,482	39,687

Operating Loss	$416,438	$(22,613)	$(642,084)	$(69,229)

(a)	Includes, (i) in the nine months ended September 30, 2015, $60,219 relating to the redemption of a substantial majority of the Company’s 2017 Notes, (ii) in the three month and nine month periods ended September 30, 2015, $(420,792) and $547,691, respectively, relating to the provision (benefit) pursuant to the tax receivable agreement, and (iii) in the three month and nine month periods ended September 30, 2014, $(176) and $9,064, respectively, relating to the provision (benefit) pursuant to the tax receivable agreement.

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2015 versus September 30, 2014

Net interest expense decreased $3 million, or 23%, as compared to the 2014 period, primarily due to the redemption of $450 million of the 2017 Notes and Lazard Group’s issuance of $400 million of 3.75% senior notes due 2025 (the “2025 Notes”).

Other revenue decreased $8 million as compared to the 2014 period, primarily due to investment losses in LFI.

Operating expenses decreased $444 million as compared to the 2014 period, primarily due to a gain of $421 million related to the partial extinguishment of our tax receivable agreement obligation (see Note 14 of Notes to Condensed Consolidated Financial Statements) and decreased compensation and benefits expense relating to discretionary compensation.

Nine Months Ended September 30, 2015 versus September 30, 2014

Net interest expense decreased $7 million, or 16%, as compared to the 2014 period, primarily due to the redemption of $450 million of the 2017 Notes and the issuance of the 2025 Notes.

Other revenue decreased $16 million as compared to the 2014 period, primarily due to investment losses recorded in connection with LFI.

Operating expenses increased $564 million as compared to the 2014 period, including (i) in the 2015 period, a charge of $60 million related to the redemption of a substantial majority of the Company’s 2017 Notes and (ii) in the 2015 and 2014 periods, $548 million and $9 million, respectively, relating to the provision (benefit) pursuant to the tax receivable agreement (see Note 14 of Notes to Condensed Consolidated Financial Statements). Excluding the impact of such charges, operating expenses decreased $35 million compared to the 2014 period, primarily due to decreased compensation and benefits expense related to discretionary compensation.

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

Summary of Cash Flows:

	Nine Months Ended September 30,
	2015	2014
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$837.6	$261.3
Adjustments to reconcile net income to net cash provided by operating activities (a)	(199.4)	279.0
Other operating activities (b)	(118.8)	(124.9)

Net cash provided by operating activities	519.4	415.4

Investing activities	(18.0)	(13.1)
Financing activities (c)	(676.6)	(396.1)
Effect of exchange rate changes	(31.4)	(27.1)

Net Decrease in Cash and Cash Equivalents	(206.6)	(20.9)
Cash and Cash Equivalents:
Beginning of Period	1,066.6	841.5

End of Period	$860.0	$820.6

(a)	Consists of the following:

	Nine Months Ended September 30,
	2015	2014
	($ in millions)
Depreciation and amortization of property	$24.3	$26.3
Amortization of deferred expenses and stock units	246.1	227.9
Amortization of intangible assets related to acquisitions	3.4	5.9
Deferred tax provision (benefit)	(1,056.7)	9.8
Provision pursuant to tax receivable agreement	547.7	9.1
Loss on extinguishment of debt	60.2	–
Gain on disposal of subsidiaries	(24.4)	–

Total	$(199.4)	$279.0

(b)	Includes net changes in operating assets and liabilities.
(c)	Consists primarily of purchases of shares of Class A common stock, tax withholdings related to the settlement of vested restricted stock units (“RSUs”) and vested performance-based restricted stock units (“PRSUs”), Class A common stock dividends and distributions to noncontrolling interest holders, activity relating to borrowings, including, in 2015, the redemption of a majority of the Company’s 2017 Notes and issuance of the 2025 Notes, and payments made relating to the partial extinguishment of our obligations under the tax receivable agreement.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of Class A common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At September 30, 2015, Lazard had approximately $860 million of cash, with such amount including approximately $369 million held at Lazard’s operations outside the U.S. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, we expect that no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of September 30, 2015, Lazard had approximately $247 million in unused lines of credit available to it, including a $150 million, five-year senior revolving credit facility with a group of lenders that expires in September 2020 (the “Amended and Restated Credit Agreement”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $39 million (at September 30, 2015 exchange rates) and Edgewater of $55 million. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

The Amended and Restated Credit Agreement contains customary terms and conditions, including limitations on consolidations, mergers, indebtedness and certain payments, as well as financial condition covenants relating to leverage and interest coverage ratios. Lazard Group’s obligations under the Amended and Restated Credit Agreement may be accelerated upon customary events of default, including non-payment of principal or interest, breaches of covenants, cross-defaults to other material debt, a change in control and specified bankruptcy events.

Financing Activities

The table below sets forth our corporate indebtedness as of September 30, 2015 and December 31, 2014. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

	Maturity Date	As of		Increase (Decrease)
		September 30, 2015	December 31, 2014
		($ in millions)
Senior Debt:
6.85%	2017	$98.4	$548.4	$(450.0)
4.25%	2020	500.0	500.0	–
3.75%	2025	400.0	–	400.0

Total Senior Debt		$998.4	$1,048.4	$(50.0)

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended September 30, 2015, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.07 to 1.00 and its Consolidated Interest Coverage Ratio being 20.57 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of September 30, 2015.

In addition, the Amended and Restated Credit Agreement, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At September 30, 2015, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Stockholders’ Equity

At September 30, 2015, total stockholders’ equity was $1,212 million, as compared to $770 million at December 31, 2014, including $1,155 million and $707 million attributable to Lazard Ltd on the respective dates. The net activity in stockholders’ equity during the nine month period ended September 30, 2015 is reflected in the table below (in millions of dollars):

Stockholders’ Equity—January 1, 2015	$770

Increase (decrease) due to:
Net income	838
Other comprehensive loss	(52)
Amortization of share-based incentive compensation	175
Purchase of Class A common stock	(159)
Settlement of share-based incentive compensation, net of related tax benefit of $9 (a)	(96)
Class A common stock dividends	(247)
Distributions to noncontrolling interests, net	(15)
Other—net	(2)

Stockholders’ Equity—September 30, 2015	$1,212

(a)	The tax withholding portion of share-based compensation was generally settled in cash, not shares.

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

	Number of Shares	Average Price Per Share
Nine Months Ended September 30:
2014	4,114,206	$46.83
2015	3,141,526	$50.76

The shares purchased in the nine months ended September 30, 2014 included 1,000,000 shares purchased from Natixis S.A. on June 26, 2014 for approximately $50 million in connection with the sale by Natixis S.A. of its entire investment in the Company’s Class A common stock. The purchase transaction closed on July 1, 2014.

As of September 30, 2015, a total of $119 million of share repurchase authorization remained available under the Company’s share repurchase program, which will expire on December 31, 2016.

During the nine months ended September 30, 2015, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases in the open market.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of September 30, 2015:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior Debt (including interest) (a)	$1,270,491	$42,987	$177,587	$72,500	$977,417
Operating Leases (exclusive of $67,909 of committed sublease income)	891,171	80,083	143,395	123,764	543,929
Capital Leases (including interest)	10,445	2,139	8,273	33	–
Investment Capital Funding Commitments (b)	10,453	10,453	–	–	–

Total (c)	$2,182,560	$135,662	$329,255	$196,297	$1,521,346

(a)	See Note 9 of Notes to Condensed Consolidated Financial Statements.
(b)	Unfunded commitments to private equity investments consolidated but not owned by Lazard of $5,501 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders. See Note 5 of Notes to Condensed Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.
(c)	The table above excludes contingent obligations, as well as any possible payments for uncertain tax positions and payments pursuant to the Company’s tax receivable agreement, given the inability to make a reasonably reliable estimate of the timing of the amounts of any such payments. At September 30, 2015, a tax receivable agreement obligation of $523,907 was recorded on the condensed consolidated statements of financial condition. See “Critical Accounting Policies and Estimates—Income Taxes” below. See also Notes 10, 12, 13 and 14 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans, tax receivable agreement obligations and income taxes, respectively.

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

Compensation Liabilities

Annual discretionary compensation represents a significant portion of our annual compensation and benefits expense. We allocate the estimated amount of such annual discretionary compensation to interim periods in proportion to the amount of operating revenue earned in such periods based on an assumed annual ratio of adjusted compensation and benefits expense to operating revenue. See “Financial Statement Overview—Operating Expenses” for more information on our periodic compensation and benefits expense.

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

Certain of our tax-paying entities at which we have historically recorded significant valuation allowances were profitable on a cumulative basis for the three year periods ended June 30, 2015 and September 30, 2015. Our assessment of such valuation allowance at each such date is described below.

In assessing our valuation allowance as of June 30, 2015, we considered all available information, including the magnitude of recent and current operating results, the relatively long duration of statutory carryforward periods, our historical experience utilizing tax attributes prior to their expiration dates, the historical volatility of operating results of these entities and our assessment regarding the sustainability of their profitability. At that time, we concluded that there was a sufficient history of sustained profitability at these entities that it was more likely than not that these entities would be able to realize deferred tax assets. Accordingly, during the period ended June 30, 2015, we released substantially all of the valuation allowance against the deferred tax assets held by these entities, with the exception of the portion of the valuation allowance that we expected to release based on our estimate of operating income in the current year.

As a result, during the quarter ended June 30, 2015, we recorded a deferred tax benefit of approximately $821 million. In addition, we also recorded a separate deferred tax benefit of $378 million that reflected the tax deductibility of payments under the tax receivable agreement.

As of September 30, 2015, we continued to conclude that the positive evidence in favor of releasing the valuation allowance in the relevant tax-paying entities outweighed the negative evidence and that it is more likely than not that these entities will be able to realize deferred tax assets. During the quarter ended September 30, 2015, we recorded an additional deferred tax benefit of approximately $18 million from the release of valuation allowance on deferred tax assets based on our estimate of operating income in 2015. In addition, during the quarter ended September 30, 2015, we recorded a deferred tax expense of approximately $161 million relating to the reduction of a deferred tax asset as a result of the partial extinguishment of our tax receivable agreement obligation. See “—Amended and Restated Tax Receivable Agreement” below for more information regarding our accrual under the tax receivable agreement in the second quarter of 2015 and the partial extinguishment of our tax receivable agreement obligation in the third quarter of 2015.

As a result of the release of our valuation allowance during 2015, we expect that, beginning in 2016, our effective tax rate, with all other factors being held constant, could be significantly higher than our effective tax rate for the year ended December 31, 2014. In such a situation, with all other factors being held constant, an increase in our effective tax rate as a result of the reduction in the valuation allowance would not impact the amount of cash income taxes we would pay to taxing authorities. However, as described below, payments under the Amended and Restated Tax Receivable Agreement may be required in subsequent periods.

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

See Item 1A, “Risk Factors” in our Form 10-K and Note 14 of Notes to Condensed Consolidated Financial Statements for additional information related to income taxes.

Amended and Restated Tax Receivable Agreement

As described above, during the period ended June 30, 2015, we released substantially all of our valuation allowance against deferred tax assets. As a result, we accrued a corresponding liability of $962 million during the quarter ended June 30, 2015 for amounts relating to the Amended and Restated Tax Receivable Agreement, dated as of June 16, 2015, among Lazard, LMDC Holdings LLC and LTBP Trust (the “Trust”), as amended by the Second Amended and Restated Tax Receivable Agreement, dated as of October 26, 2015 (the “Amended and Restated Tax Receivable Agreement”), between Lazard and the Trust. See Note 14 of Notes to Condensed Consolidated Financial Statements for additional information regarding the Amended and Restated Tax Receivable Agreement.

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

In July 2015, we purchased approximately 47% of the then-outstanding beneficial interests in the Trust from certain owners of the Trust for $42 million in cash, which resulted in the automatic cancellation of such beneficial interests and the extinguishment of a significant portion of our payment obligations under the Amended and Restated Tax Receivable Agreement. The extinguishment of these payment obligations resulted in a pre-tax gain of $421 million recorded in “provision (benefit) pursuant to tax receivable agreement” on the condensed consolidated statement of operations for the three and nine month periods ended September 30, 2015. In addition, the extinguishment of these payment obligations resulted in a reduction of the tax benefits that would have been attributable to the actual payments and, accordingly, we recorded a deferred tax expense of $161 million on the condensed consolidated statement of operations for the three month and nine month periods ended September 30, 2015.

The cumulative liability relating to our obligations under the Amended and Restated Tax Receivable Agreement recorded as of September 30, 2015 was $524 million.

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

Data relating to investments is set forth below:

	September 30, 2015	December 31, 2014
	($ in thousands)
Seed investments by asset class:
Equities (a)	$98,771	$121,611
Fixed income	16,400	26,728
Alternative investments	56,924	26,374

Total seed investments	172,095	174,713

Other investments owned:
Private equity (b)	102,982	108,049
Interest-bearing deposits (c)	56,441	84,575
Fixed income and other	22,005	25,629

Total other investments owned	181,428	218,253

Subtotal	353,523	392,966

Add:
Equity method (d)	6,702	7,776
Private equity consolidated, not owned (e)	18,235	6,421
LFI (f)	196,744	213,189

Total investments	$575,204	$620,352

(a)	At September 30, 2015 and December 31, 2014, seed investments in directly owned equity securities were invested as follows:

	September 30, 2015	December 31, 2014
Percentage invested in:
Financials	34%	33%
Consumer	30	27
Industrial	12	12
Technology	9	10
Energy	3	5
Other	12	13

Total	100%	100%

(b)	Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $26 million and $25 million as of September 30, 2015 and December 31, 2014, respectively.

(c)	Short to medium term interest rates generally turned negative in Europe during 2014 and remain very low in many other countries and regions throughout the world. In the normal course of asset and liability management activities, both from a corporate treasury and LFB perspective, the Company attempts to minimize negative interest rates on its cash investments. Interest-bearing deposits generally provide positive yields when held to maturity, while also generally allowing immediate penalty-free withdrawal at any time (with less or no interest earned in such case).

(d)	Represents investments accounted for under the equity method of accounting.

(e)	Represents private equity investments that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “stockholders’ equity” on the condensed consolidated statements of financial condition.

(f)	Composed of investments held in connection with LFI and other similar deferred compensation arrangements. The market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to awards expected to vest. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives.

At September 30, 2015 and December 31, 2014, total investments with a fair value of $512 million and $528 million, respectively, included $26 million and $1 million, respectively, or 5% and less than 1%, respectively, of investments that were classified as Level 3 investments, and $121 million and $149 million, respectively, or 24% and 28%, respectively, of investments that were classified using NAV or its equivalent as a practical expedient. See Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of September 30, 2015 and December 31, 2014, the Company held seed investments of approximately $172 million and $175 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $72 million in twelve entities as of September 30, 2015, as compared to $54 million in eight entities as of December 31, 2014.

As of September 30, 2015 and December 31, 2014, the Company did not consolidate or deconsolidate any seed investment entities. As such, 100% of the recorded balance of seed investments as of September 30, 2015 and December 31, 2014 represented the Company’s economic interest in the seed investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed investment entities.

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

Risk Management

Investments

The Company has investments in a variety of asset classes, primarily debt and equity securities, and interests in alternative investments, debt, equity and private equity funds. The Company makes investments primarily to seed strategies in our Asset Management business or to reduce exposure arising from LFI and other similar deferred compensation arrangements. The Company measures its net economic exposure to market and other risks arising from investments that it owns, excluding (i) investments held in connection with LFI and other similar deferred compensation arrangements, (ii) investments in funds owned entirely by the noncontrolling interest holders of certain acquired entities and (iii) interest-bearing deposits over 90 days that allow daily withdrawals without principal penalties.

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

Equity Market Price Risk—At September 30, 2015 and December 31, 2014, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $132 million and $131 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $2.6 million and $2.0 million in the carrying value of such investments as of September 30, 2015 and December 31, 2014, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At September 30, 2015 and December 31, 2014, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $59 million and $54 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $1.0 million and $1.0 million in the carrying value of such investments as of September 30, 2015 and December 31, 2014, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At September 30, 2015 and December 31, 2014, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $77 million and $68 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the US dollar would result in a decrease of approximately $1.6 million and $0.6 million in the carrying value of such investments as of September 30, 2015 and December 31, 2014, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At September 30, 2015 and December 31, 2014, the Company’s exposure to changes in fair value of such investments was approximately $103 million and $108 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $10.3 million and $10.8 million in the carrying value of such investments as of September 30, 2015 and December 31, 2014, respectively.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At September 30, 2015, total receivables amounted to $502 million, net of an allowance for doubtful accounts of $20 million. As of that date, Financial Advisory and Asset Management fees, and customer receivables comprised 85% and 15% of total receivables, respectively. At December 31, 2014, total receivables amounted to $558 million, net of an allowance for doubtful accounts of $24 million. As of that date, Financial Advisory and Asset Management fees, and customer receivables comprised 87% and 13% of total receivables, respectively. At September 30, 2015 and December 31, 2014, the Company had receivables past due or deemed uncollectible of approximately $27 million and $25 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit (primarily for clients of LFG). At September 30, 2015 and December 31, 2014, customer receivables included $39 million and $35 million of LFB loans, respectively, with such loans being fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors exposure to individual counterparties.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $12 million and $2 million at both September 30, 2015 and December 31, 2014, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $1 million and $0.8 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $189 million and $207 million at September 30, 2015 and December 31, 2014, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of September 30, 2015, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $9 million in the event interest rates were to increase by 1% and decrease by approximately $9 million if rates were to decrease by 1%.

As of September 30, 2015, the Company’s cash and cash equivalents totaled approximately $860 million. Substantially all of the Company’s cash and cash equivalents were invested in highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or Agency money market funds), in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

None.

Issuer Repurchases of Equity Securities

The following table sets forth information regarding Lazard’s purchases of its Class A common stock on a monthly basis during the third quarter of 2015. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2015
Share Repurchase Program (1)	77,010	$55.51	77,010	$156.9 million
Employee Transactions (2)	–	$–	–	–

August 1 – August 31, 2015
Share Repurchase Program (1)	514,375	$50.85	514,375	$130.8 million
Employee Transactions (2)	1,260	$54.70	–	–

September 1 – September 30, 2015
Share Repurchase Program (1)	243,447	$46.44	243,447	$119.5 million
Employee Transactions (2)	46,680	$49.35	–	–

Total
Share Repurchase Program (1)	834,832	$50.00	834,832	$119.5 million
Employee Transactions (2)	47,940	$49.49	–	–

(1)	During the nine months ended September 30, 2015 and for the years ended December 31, 2014, 2013, and 2012, the Board of Directors of Lazard authorized the repurchase of Class A common stock as set forth in the table below.

Date	Repurchase Authorization	Expiration
October 2012	$200,000	December 31, 2014
October 2013	$100,000	December 31, 2015
April 2014	$200,000	December 31, 2015
February 2015	$150,000	December 31, 2016

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

(2)	Under the terms of the 2005 Plan, which expired in the second quarter of 2015, and the 2008 Plan, upon the vesting of RSUs, PRSUs and delivery of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended September 30, 2015, the Company satisfied such obligations in lieu of issuing (i) 45,695 shares of Class A common stock upon the vesting of 286,290 RSUs and (ii) 2,245 shares of Class A common stock upon the vesting of 11,218 shares of restricted Class A common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

As discussed in Note 1 of Notes to Condensed Consolidated Financial Statements, in May 2014, LAZ-MD Holdings LLC withdrew as a common member of Lazard Group, and Lazard Ltd became the holder, through certain of its wholly-owned subsidiaries, of all of Lazard Group’s common membership interests.

On October 26, 2015, the Company entered into an Amended and Restated Operating Agreement of Lazard Group (the “Restated Lazard Group Operating Agreement”) to remove certain provisions of the Lazard Group operating agreement relating to Lazard Ltd’s initial public offering in 2005 and various related transactions, which provisions are of no further applicability to the Company. In addition, the Restated Lazard Group Operating Agreement amended provisions of the Lazard Group operating agreement regarding, among other matters, (i) members’ capital accounts, (ii) the agreement of the common members regarding the allocation of profits and losses among the members and (iii) distributions to members.

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

4.4	Fourth Supplemental Indenture, dated as of June 21, 2007, between Lazard Group LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on June 22, 2007).

4.5	Fifth Supplemental Indenture, dated as of November 14, 2013, between Lazard Group LLC and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on November 14, 2013).

4.6	Sixth Supplemental Indenture, dated as of February 13, 2015, between Lazard Group LLC and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on February 13, 2015).

4.7	Form of Senior Note (included in Exhibits 4.3, 4.4, 4.5 and 4.6).

10.1	Amended and Restated Operating Agreement of Lazard Group LLC, dated as of October 26, 2015.

10.2	Second Amended and Restated Tax Receivable Agreement, dated as of October 26, 2015, by and among Ltd Sub A, Ltd Sub B and LTBP Trust.

10.3	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.4	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.5	Amendment dated as of February 16, 2011, by and among RCPI Landmark Properties, L.L.C. (as the successor in interest to Rockefeller Center Properties), RCPI 30 Rock 22234849, L.L.C. and Lazard Group LLC (as the successor in interest to Lazard Frères & Co. LLC), to the Lease dated as of January 27, 1994, by and among Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.6	Occupational Lease, dated as of August 9, 2002, by and among Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.7*	Lazard Ltd 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.8*	Lazard Ltd 2008 Incentive Compensation Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.9*	2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.10*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for, Scott D. Hoffman (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.11*	Form of First Amendment, dated as of May 7, 2008, to Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, for Scott D. Hoffman (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 9, 2008).

10.12*	Amendment, dated as of February 23, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005 and amended as of May 7, 2008, for Scott D. Hoffman (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.13*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.14*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between Lazard Group LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.15*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, with Alexander F. Stern (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on March 23, 2010).

10.16*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, by and between Lazard Group LLC and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 001-32492) filed on March 1, 2010).

10.17*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, with Kenneth M. Jacobs (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) field on March 23, 2010).

10.18*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between Lazard Group LLC and Matthieu Bucaille (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.19*	First Amendment, dated as of April 1, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, between Lazard Group LLC and Matthieu Bucaille (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.20*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.21*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.22*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.23*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.24*	Form of Agreement evidencing a grant of Deferred Cash Award to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.25*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.26*	First Amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 1, 2007).

10.27	Amended and Restated Credit Agreement, dated as of September 25, 2015, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent.

10.28*	Form of Agreement evidencing a grant of Restricted Stock under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.29*	Form of Agreement evidencing a grant of Lazard Fund Interests under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.30*	Form of Agreement evidencing a grant of Restricted Stock Units and Restricted Stock to Executive Officers who are or may become eligible for retirement under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.53 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 2, 2012).

10.31*	First Amendment, dated as of August 2, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 15, 2005, between Lazard Group LLC and Ashish Bhutani (incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on August 4, 2011).

10.32*

Second Amendment, dated as of October 24, 2012, to the Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005 and amended on March 23, 2010, among the Registrant, Lazard Group LLC and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q

filed on November 1, 2012).

10.33*	Second Amendment, dated as of March 14, 2013, to the Agreement Relating to Retention and Noncompetition and Other Covenants dated as of March 15, 2005 and amended on August 2, 2011, among the Registrant, Lazard Group LLC and Ashish Bhutani (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2013).

10.34*	Second Amendment, dated as of March 14, 2013, to the Agreement Relating to Retention and Noncompetition and Other Covenants dated as of October 4, 2004 and amended on April 1, 2011, among the Registrant, Lazard Group LLC and Matthieu Bucaille (incorporated by reference to Exhibit 10.51 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2013).

10.35*	Second Amendment, dated as of March 14, 2013, to the Agreement Relating to Retention and Noncompetition and Other Covenants dated as of May 4, 2005 and amended on May 7, 2008 and February 23, 2011, among the Registrant, Lazard Group LLC and Scott D. Hoffman (incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2013).

10.36*	Second Amendment, dated as of March 14, 2013, to the Agreement Relating to Retention and Noncompetition and Other Covenants dated as of October 4, 2004 and amended on March 23, 2010, among the Registrant, Lazard Group LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.53 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2013).

10.37*	Form of Agreement evidencing a grant of Performance-Based Stock Units under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2013).

10.38*	Form of Agreement evidencing a grant of Lazard Fund Interests to Named Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2013).

10.39*	Form of Agreement evidencing a grant of Restricted Stock Units to Named Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2013).

10.40*

Form of Agreement evidencing a February 20, 2014 grant of Performance-Based Stock Units under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed May 6, 2014).

10.41*	Agreement between the Company and Kenneth M. Jacobs, dated as of February 20, 2014, evidencing a grant of Performance-Based Stock Units under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 6, 2014).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Matthieu Bucaille.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Matthieu Bucaille.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 27, 2015

LAZARD LTD

By:	/s/ Matthieu Bucaille
Name:	Matthieu Bucaille
Title:	Chief Financial Officer

By:	/s/ Dominick Ragone
Name:	Dominick Ragone
Title:	Chief Accounting Officer