Form 10-Q
period 2016-06-30
Lazard Ltd
filed 2016-08-01
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 22, 2016, there were 129,766,091 shares of the Registrant’s Class A common stock outstanding (including 5,545,541 shares held by subsidiaries).

When we use the terms “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd’s primary operating asset is its indirect ownership as of June 30, 2016 of all of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2016 AND DECEMBER 31, 2015

(UNAUDITED)

(dollars in thousands, except for per share data)

	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$646,454	$1,132,083
Deposits with banks and short-term investments	667,313	389,861
Cash deposited with clearing organizations and other segregated cash	33,522	34,948

Receivables (net of allowance for doubtful accounts of $13,569 and $12,882 at June 30, 2016 and December 31, 2015, respectively):
Fees	402,986	423,817
Customers and other	92,330	73,396

	495,316	497,213
Investments	491,346	541,911

Property (net of accumulated amortization and depreciation of $282,732 and $265,506 at June 30, 2016 and December 31, 2015, respectively)	201,929	207,165

Goodwill and other intangible assets (net of accumulated amortization of $58,534 and $57,561 at June 30, 2016 and December 31, 2015, respectively)	328,181	326,976
Deferred tax assets	1,123,369	1,130,595
Other assets	228,191	217,022

Total Assets	$4,215,621	$4,477,774

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2016 AND DECEMBER 31, 2015

(UNAUDITED)

(dollars in thousands, except for per share data)

	June 30, 2016	December 31, 2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$721,171	$506,665
Accrued compensation and benefits	270,468	570,409
Senior debt	990,111	989,358
Tax receivable agreement obligation	513,623	523,962
Deferred tax liabilities	10,046	11,104
Capital lease obligations	8,391	9,028
Other liabilities	497,467	499,942

Total Liabilities	3,011,277	3,110,468
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - 7,921 shares issued and outstanding at June 30, 2016 and December 31, 2015	–	–
Series B - no shares issued and outstanding	–	–
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 129,766,091 shares issued at June 30, 2016 and December 31, 2015, including shares held by subsidiaries as indicated below)	1,298	1,298
Additional paid-in-capital	569,154	600,034
Retained earnings	998,132	1,123,728
Accumulated other comprehensive loss, net of tax	(237,030)	(234,356)

	1,331,554	1,490,704
Class A common stock held by subsidiaries, at cost (5,210,619 and 4,253,381 shares at June 30, 2016 and December 31, 2015, respectively)	(185,353)	(177,249)

Total Lazard Ltd Stockholders’ Equity	1,146,201	1,313,455
Noncontrolling interests	58,143	53,851

Total Stockholders’ Equity	1,204,344	1,367,306

Total Liabilities and Stockholders’ Equity	$4,215,621	$4,477,774

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE
Investment banking and other advisory fees	$286,609	$ 314,277	$ 551,752	$ 615,649
Asset management fees	241,397	268,754	475,128	530,709
Interest income	1,168	1,362	2,540	2,291
Other	17,468	36,196	27,338	65,825

Total revenue	546,642	620,589	1,056,758	1,214,474
Interest expense	11,962	11,497	23,860	27,633

Net revenue	534,680	609,092	1,032,898	1,186,841

OPERATING EXPENSES
Compensation and benefits	308,310	336,719	605,520	665,221
Occupancy and equipment	27,163	27,272	54,170	54,611
Marketing and business development	23,877	18,324	43,565	37,514
Technology and information services	24,296	23,034	47,227	45,927
Professional services	11,245	13,883	21,007	25,342
Fund administration and outsourced services	15,895	17,493	29,330	33,641
Amortization of intangible assets related to acquisitions	330	1,857	974	2,890
Provision pursuant to tax receivable agreement	–	961,948	–	968,483
Other	10,328	9,938	19,492	79,925

Total operating expenses	421,444	1,410,468	821,285	1,913,554

OPERATING INCOME (LOSS)	113,236	(801,376)	211,613	(726,713)

Provision (benefit) for income taxes	31,872	(1,176,531)	59,526	(1,164,514)

NET INCOME	81,364	375,155	152,087	437,801

LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,007	1,042	4,907	7,735

NET INCOME ATTRIBUTABLE TO LAZARD LTD	$ 80,357	$ 374,113	$ 147,180	$ 430,066

ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	125,461,948	126,212,645	125,751,195	124,934,167
Diluted	132,341,522	132,806,045	132,616,403	133,270,996

NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.64	$2.96	$1.17	$3.44

Diluted	$0.61	$2.82	$1.11	$3.23

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.38	$0.35	$1.93	$1.65

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET INCOME	$81,364	$375,155	$152,087	$437,801

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments (including a tax benefit of $1,723 for the three months ended June 30, 2016 and $2,869 for the six months ended June 30, 2016)	(16,104)	11,791	(4,365)	(22,342)
Employee benefit plans:
Actuarial loss (net of tax benefit of $228 and $8,121 for the three months ended June 30, 2016 and 2015, respectively, and $298 and $8,006 for the six months ended June 30, 2016 and 2015, respectively)	(475)	(14,836)	(616)	(14,617)
Adjustment for items reclassified to earnings (net of tax expense of $403 and $538 for the three months ended June 30, 2016 and 2015, respectively, and $796 and $1,101 for the six months ended June 30, 2016 and 2015, respectively)	1,121	1,190	2,307	2,376

OTHER COMPREHENSIVE LOSS, NET OF TAX	(15,458)	(1,855)	(2,674)	(34,583)

COMPREHENSIVE INCOME	65,906	373,300	149,413	403,218
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,007	1,042	4,907	7,735

COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD LTD	$64,899	$372,258	$144,506	$395,483

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

(dollars in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$152,087	$437,801
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	16,630	15,900
Amortization of deferred expenses and share-based incentive compensation	199,217	171,397
Amortization of intangible assets related to acquisitions	974	2,890
Deferred tax provision (benefit)	25,159	(1,195,319)
Provision pursuant to tax receivable agreement	–	968,483
Loss on extinguishment of debt	–	60,219
Gain on disposal of subsidiaries	–	(24,388)
(Increase) decrease in operating assets:
Deposits with banks and short-term investments	(271,010)	(95,877)
Cash deposited with clearing organizations and other segregated cash	1,697	8,438
Receivables-net	120	39,023
Investments	51,342	52,674
Other assets	(52,586)	(97,621)
Increase (decrease) in operating liabilities:
Deposits and other payables	207,503	81,574
Accrued compensation and benefits and other liabilities	(312,862)	(213,892)

Net cash provided by operating activities	18,271	211,302

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(11,118)	(13,438)
Disposals of property	159	336

Net cash used in investing activities	(10,959)	(13,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	93	57
Issuance of senior debt, net of expenses	–	396,272
Excess tax benefits from share-based incentive compensation	2,340	9,516
Other financing activities	8,004	–
Payments for:
Senior debt	–	(509,098)
Capital lease obligations	(835)	(1,019)
Distributions to noncontrolling interests	(708)	(11,940)
Payments under tax receivable agreement	(10,086)	–
Purchase of Class A common stock	(194,729)	(117,733)
Class A common stock dividends	(242,085)	(202,635)
Settlement of vested share-based incentive compensation	(54,164)	(102,634)
Other financing activities	(2,327)	(1,624)

Net cash used in financing activities	(494,497)	(540,838)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,556	(22,770)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(485,629)	(365,408)
CASH AND CASH EQUIVALENTS—January 1	1,132,083	1,066,580

CASH AND CASH EQUIVALENTS—June 30	$646,454	$701,172

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

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2016

(UNAUDITED)

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	$	Shares	$				Shares	$
Balance – January 1, 2016	7,921	$ –	129,766,091	$1,298	$600,034	$1,123,728	$(234,356)	4,253,381	$(177,249)	$1,313,455	$53,851	$1,367,306
Comprehensive income:
Net income						147,180				147,180	4,907	152,087
Other comprehensive loss - net of tax							(2,674)			(2,674)		(2,674)
Amortization of share-based incentive compensation					155,325					155,325		155,325
Dividend-equivalents					28,364	(30,691)				(2,327)		(2,327)
Class A common stock dividends						(242,085)				(242,085)		(242,085)
Purchase of Class A common stock								5,646,092	(194,729)	(194,729)		(194,729)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $7,090					(203,406)			(3,889,417)	156,332	(47,074)		(47,074)
Business acquisitions and related equity transactions:
Delivery of Class A common stock and related tax benefit of $11,126					(19,167)			(799,437)	30,293	11,126		11,126
Distributions to noncontrolling interests, net										–	(615)	(615)
Other					8,004					8,004		8,004

Balance – June 30, 2016	7,921	$ –	129,766,091	$1,298	$569,154	$ 998,132	$(237,030)	5,210,619	$(185,353)	$1,146,201	$58,143	$1,204,344

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of June 30, 2016 and December 31, 2015. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group, which is governed by an Amended and Restated Operating Agreement dated as of October 26, 2015 (the “Operating Agreement”).

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

The consolidated results of operations for the three month and six month periods ended June 30, 2016 are not indicative of the results to be expected for any future interim or annual period.

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

Revenue from Contracts with Customers—In May 2014, the Financial Accounting Standards Board (the “FASB”) issued comprehensive new revenue recognition guidance. The guidance requires a company to

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

recognize revenue when it transfers promised services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those services and requires enhanced disclosures. The new guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is not permitted. On July 9, 2015, the FASB approved the deferral of the effective date of the new revenue guidance by one year to annual reporting periods beginning after December 15, 2017, with early adoption being permitted for annual periods beginning after December 15, 2016. During 2016, the FASB issued additional clarifications for certain aspects of the new revenue recognition guidance. The Company is currently evaluating the new guidance.

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

Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments—In June 2016, the FASB issued new guidance regarding the measurement of credit losses on financial instruments. The new guidance replaces the incurred loss impairment methodology in the current guidance with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The new guidance is effective for annual and interim periods beginning after December 15, 2019 with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the new guidance.

3.	RECEIVABLES

The Company’s receivables represent fee receivables, amounts due from customers and other receivables.

Receivables are stated net of an estimated allowance for doubtful accounts, for past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. Activity in the allowance for doubtful accounts for the three month and six month periods ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning Balance	$11,230	$18,459	$12,882	$23,540
Bad debt expense, net of recoveries	2,065	2,061	2,579	3,293
Charge-offs, foreign currency translation and other adjustments	274	551	(1,892)	(5,762)

Ending Balance	$13,569	$21,071	$13,569	$21,071

Bad debt expense, net of recoveries is included in “investment banking and other advisory fees” on the condensed consolidated statements of operations.

At June 30, 2016 and December 31, 2015, the Company had receivables past due or deemed uncollectible of $19,839 and $19,923, respectively.

Of the Company’s fee receivables at June 30, 2016 and December 31, 2015, $82,244 and $81,774, respectively, represented interest-bearing financing receivables. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $413,072 and $415,439 at June 30, 2016 and December 31, 2015, respectively, approximates fair value.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

4.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Interest-bearing deposits	$463	$54,885

Debt	30,631	535

Equities	48,968	44,834

Funds:
Alternative investments (a)	50,233	67,600
Debt (a)	75,463	67,134
Equity (a)	171,252	197,787
Private equity	105,561	100,219

	402,509	432,740

Equity method	8,775	8,917

Total investments	491,346	541,911
Less:
Interest-bearing deposits	463	54,885
Equity method	8,775	8,917

Investments, at fair value	$482,108	$478,109

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$33,791	$3,239

(a)	Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $15,834, $38,350 and $131,204, respectively, at June 30, 2016 and $10,996, $31,598 and $156,081, respectively, at December 31, 2015, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 6 and 12).

Interest-bearing deposits have original maturities of greater than three months but equal to or less than one year and are carried at cost that approximates fair value due to their short-term maturities.

Investments in debt securities and securities sold, not yet purchased (included in “other liabilities”) at June 30, 2016 primarily consist of convertible debt securities.

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

During the three month and six month periods ended June 30, 2016 and 2015, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to “trading” securities still held as of the reporting date as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net unrealized investment gains (losses)	$859	$(3,308)	$6,174	$(1,115)

5.	FAIR VALUE MEASUREMENTS

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

The Company’s investments in debt securities and securities sold, not yet purchased are classified as Level 1 when their respective fair values are based on unadjusted quoted prices in active markets and are classified as Level 2 when their fair values are based on inputs that generally can be corroborated by observable market data.

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

The fair value of investments in private equity funds were classified as Level 3 for certain investments that were valued based on a potential transaction value as of June 30, 2015.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables present, as of June 30, 2016 and December 31, 2015, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	June 30, 2016
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Investments:
Debt	$–	$30,631	$–	$–	$30,631
Equities	47,670	–	1,298	–	48,968
Funds:
Alternative investments	27,379		–	22,854	50,233
Debt	75,457	–	–	6	75,463
Equity	171,213	–	–	39	171,252
Private equity	–	–	–	105,561	105,561
Derivatives	–	716	–	–	716

Total	$321,719	$31,347	$1,298	$128,460	$482,824

Liabilities:
Securities sold, not yet purchased	$3,160	$30,631	$–	$–	$33,791
Derivatives	–	185,893	–	–	185,893

Total	$3,160	$216,524	$–	$–	$219,684

	December 31, 2015
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Investments:
Debt	$535	$–	$–	$–	$535
Equities	43,558	–	1,276	–	44,834
Funds:
Alternative investments	45,135	–	–	22,465	67,600
Debt	67,128	–	–	6	67,134
Equity	197,745	–	–	42	197,787
Private equity	–	–	–	100,219	100,219
Derivatives	–	1,048	–	–	1,048

Total	$354,101	$1,048	$1,276	$122,732	$479,157

Liabilities:
Securities sold, not yet purchased	$3,239	$–	$–	$–	$3,239
Derivatives	–	195,689	–	–	195,689

Total	$3,239	$195,689	$–	$–	$198,928

(a)	Represents certain investments measured at NAV or its equivalent as a practical expedient in determining fair value. In accordance with current accounting guidance, these investments have not been classified in the fair value hierarchy. See Note 2 for additional information.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the three month and six month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (b)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance
Investments:
Equities	$1,301	$7	$–	$–	$(10)	$1,298

Total Level 3 Assets	$1,301	$7	$–	$–	$(10)	$1,298

	Six Months Ended June 30, 2016
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (b)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$1,276	$10	$–	$–	$12	$1,298

Total Level 3 Assets	$1,276	$10	$–	$–	$12	$1,298

	Three Months Ended June 30, 2015 (a)
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (b)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance
Investments:
Equities	$1,289	$8	$–	$–	$2	$1,299
Private equity funds	22,125	142	–	–	–	22,267

Total Level 3 Assets	$23,414	$150	$–	$–	$2	$23,566

	Six Months Ended June 30, 2015 (a)
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (b)	Purchases/ Acquisitions/ Transfers (c)	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$1,315	$10	$–	$–	$(26)	$1,299
Private equity funds	–	2,771	19,887	(391)	–	22,267

Total Level 3 Assets	$1,315	$2,781	$19,887	$(391)	$(26)	$23,566

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

(a)	The tables for the three month and six month periods ended June 30, 2015 reflect the retrospective application of new disclosure guidance adopted by the Company for investments using NAV or its equivalent as a practical expedient when measuring fair value. See Note 2.

(b)	Earnings for the three month and six month periods ended June 30, 2016 and the three month and six month periods ended June 30, 2015 include net unrealized gains of $2, $5, $150 and $2,781, respectively.

(c)	Certain investments that were valued at NAV as of December 31, 2014 of $19,255 were transferred to Level 3 from the NAV category in the six months ended June 30, 2015 as these investments were valued based on potential transaction value as of June 30, 2015.

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month and six month periods ended June 30, 2016 and 2015.

The following tables present, at June 30, 2016 and December 31, 2015, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	June 30, 2016
				% of Fair Value Not Redeemable	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments			% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$21,806	$–		NA	NA	NA	NA	(a)	<30-60 days
Funds of funds	469	–		NA	NA	NA	NA	(b)	<30-90 days
Other	579	–		NA	NA	NA	NA	(c)	<30-60 days
Debt funds	6	–		NA	NA	NA	NA	(d)	30 days
Equity funds	39	–		NA	NA	NA	NA	(e)	<30-90 days
Private equity funds:
Equity growth	72,187	9,183	(f)	100%	16%	38%	46%	NA	NA
Mezzanine debt	33,374	–		100%	–	–	100%	NA	NA

Total	$128,460	$9,183

(a)	weekly (44%), monthly (46%) and quarterly (10%)
(b)	monthly (98%) and quarterly (2%)
(c)	daily (4%) and monthly (96%)
(d)	daily (100%)
(e)	daily (19%), monthly (52%) and quarterly (29%)
(f)	Unfunded commitments to private equity investments consolidated but not owned by Lazard of $6,890 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

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

Investment Capital Funding Commitments—At June 30, 2016, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $8,613, through the earlier of October 12, 2016 (i.e., the end of the investment period) for investments and/or expenses (with a portion of the undrawn amount of such commitments as of that date remaining committed until October 12, 2023 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund.

6.	DERIVATIVES

The Company enters into forward foreign currency exchange rate contracts, interest rate swaps, interest rate futures, total return swap contracts on various equity and debt indices and other derivative contracts to economically hedge exposures to fluctuations in currency exchange rates, interest rates and equity and debt prices. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value, and are included in “other assets” and “other liabilities” on the condensed consolidated statements of financial condition. Gains and losses on the Company’s derivative instruments not designated as economic hedging instruments are included in “interest income” and “interest expense”, respectively, or “revenue-other”, depending on the nature of the underlying item, in the condensed consolidated statements of operations.

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

The tables below present the fair values of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair values of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 12) on the accompanying condensed consolidated statements of financial condition as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Derivative Assets:
Forward foreign currency exchange rate contracts	$663	$1,015
Total return swaps and other (a)	53	33

	$716	$1,048

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$1,911	$1,584
Total return swaps and other (a)	6,853	531
LFI and other similar deferred compensation arrangements	177,129	193,574

	$185,893	$195,689

(a)	For total return swaps, amounts represent the netting of gross derivative assets and liabilities of $327 and $7,127 as of June 30, 2016, respectively, and $460 and $958 as of December 31, 2015, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets”, with receivables for net cash collateral under such contracts of $10,996 and $9,636 as of June 30, 2016 and December 31, 2015, respectively.

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2016 and 2015, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Forward foreign currency exchange rate contracts	$446	$(4,023)	$(6,854)	$11,377
LFI and other similar deferred compensation arrangements	(312)	1,894	2,202	(2,242)
Total return swaps and other	(763)	(16)	(1,462)	(3,184)

Total	$(629)	$(2,145)	$(6,114)	$5,951

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

7.	PROPERTY

At June 30, 2016 and December 31, 2015, property consists of the following:

	Estimated Depreciable Life in Years
		June 30, 2016	December 31, 2015
Buildings	33	$139,890	$137,181
Leasehold improvements	3-20	167,494	167,838
Furniture and equipment	3-10	163,725	160,553
Construction in progress		13,552	7,099

Total		484,661	472,671
Less - Accumulated depreciation and amortization		282,732	265,506

Property		$201,929	$207,165

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at June 30, 2016 and December 31, 2015 are presented below:

	June 30, 2016	December 31, 2015
Goodwill	$322,939	$320,761
Other intangible assets (net of accumulated amortization)	5,242	6,215

	$328,181	$326,976

At June 30, 2016 and December 31, 2015, goodwill of $258,398 and $256,220, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the six month periods ended June 30, 2016 and 2015 are as follows:

	Six Months Ended June 30,
	2016	2015
Balance, January 1	$320,761	$335,402
Foreign currency translation adjustments	2,178	(8,580)

Balance, June 30	$322,939	$326,822

All changes in the carrying amount of goodwill for the six month periods ended June 30, 2016 and 2015 are attributable to the Company’s Financial Advisory segment.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The gross cost and accumulated amortization of other intangible assets as of June 30, 2016 and December 31, 2015, by major intangible asset category, are as follows:

	June 30, 2016			December 31, 2015
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Performance fees	$30,740	$25,506	$5,234	$30,740	$25,192	$5,548
Management fees, customer relationships and non-compete agreements	33,036	33,028	8	33,036	32,369	667

	$63,776	$58,534	$5,242	$63,776	$57,561	$6,215

Amortization expense of intangible assets for the three month and six month periods ended June 30, 2016 was $330 and $974, respectively, and for the three month and six month periods ended June 30, 2015 was $1,857 and $2,890, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2016 (July 1 through December 31)	$4,693
2017	549

Total amortization expense	$5,242

(a)	Approximately 47% of intangible asset amortization is attributable to a noncontrolling interest.

9.	SENIOR DEBT

Senior debt is comprised of the following as of June 30, 2016 and December 31, 2015:

				Outstanding as of,
	Initial Principal Amount	Maturity Date	Annual Interest Rate(b)	June 30, 2016			December 31, 2015
				Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2017 Senior Notes (a)	600,000	6/15/17	6.85%	$98,350	$105	$98,245	$98,350	$159	$98,191
Lazard Group 2020 Senior Notes	500,000	11/14/20	4.25%	500,000	4,030	495,970	500,000	4,491	495,509
Lazard Group 2025 Senior Notes (a)	400,000	2/13/25	3.75%	400,000	4,104	395,896	400,000	4,342	395,658

Total				$998,350	$8,239	$990,111	$998,350	$8,992	$989,358

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

On September 25, 2015, Lazard Group entered into an Amended and Restated Credit Agreement for a five-year $150,000 senior revolving credit facility with a group of lenders (the “Amended and Restated Credit Agreement”), which expires in September 2020. The Amended and Restated Credit Agreement amended and restated the previous credit agreement dated September 25, 2012. Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. At June 30, 2016 and December 31, 2015, no amounts were outstanding under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of June 30, 2016, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

As of June 30, 2016, the Company had approximately $215,000 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement, and unused lines of credit available to LFB of approximately $11,000 (at June 30, 2016 exchange rates) and Edgewater of $52,000. The unused lines of credit available to Edgewater are guaranteed by certain Edgewater private equity funds and can be drawn upon only by the applicable general partner, fund, or individual portfolio companies for the benefit of the applicable funds and individual portfolio companies of such funds. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

The Company’s senior debt at June 30, 2016 and December 31, 2015 is carried at historical amounts. At those dates, the fair value of such senior debt was approximately $1,037,000 and $994,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

10.	COMMITMENTS AND CONTINGENCIES

Leases—The Company has various leases and other contractual commitments arising in the ordinary course of business.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At June 30, 2016, LFB had $5,394 of such indemnifications and held $5,337 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the condensed consolidated statement of financial condition.

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

The aggregate fair value of the consideration recognized by the Company at the acquisition date was $61,624. Such consideration consisted of (i) a one-time cash payment, (ii) 1,142,857 shares of Class A common stock (the “Initial Shares”) and (iii) up to 1,142,857 additional shares of Class A common stock (the “Earnout Shares”) that are subject to earnout criteria and payable over time. The Earnout Shares will be issued only if certain performance thresholds are met. As of June 30, 2016 and December 31, 2015, 114,285 and 913,722 shares, respectively, are issuable on a contingent basis, and 2,171,429 and 1,371,992 shares, respectively, have been earned because applicable performance thresholds have been satisfied. As of June 30, 2016 and December 31, 2015, 2,171,429 and 1,371,992, respectively, of the earned shares have been settled.

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

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, each of LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At June 30, 2016, LFB and LFNY had no such underwriting commitments.

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

Share Repurchase Program—During the six month period ended June 30, 2016 and since 2013, the Board of Directors of Lazard authorized the repurchase of Class A common stock as set forth in the table below.

Date	Repurchase Authorization	Expiration
October, 2013	$100,000	December 31, 2015
April, 2014	$200,000	December 31, 2015
February, 2015	$150,000	December 31, 2016
January, 2016	$200,000	December 31, 2017
April, 2016	$113,182	December 31, 2017

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

	Number of Shares Purchased	Average Price Per Share
Six Months Ended June 30:

2015	2,306,694	$51.04
2016	5,646,092	$34.49

During the six month periods ended June 30, 2016 and 2015, certain of our executive officers received Class A common stock in connection with the vesting of previously-granted deferred equity incentive awards. The vesting of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of Class A common stock from the executive officers equal in value to the estimated amount of such tax. In addition, during the three month period ended June 30, 2016, the Company purchased shares of Class A common stock from an executive officer. The aggregate value of all such purchases during the six month periods ended June 30, 2016 and 2015 was approximately $4,900 and $17,700, respectively.

As of June 30, 2016, a total of $224,614 of share repurchase authorization remained available under the Company’s share repurchase program, which will expire on December 31, 2017.

During the six month period ended June 30, 2016, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases in the open market.

Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A and Series B preferred stock. Series A and Series B preferred shares were issued in connection with certain prior year business acquisitions and are each non-participating securities convertible into Class A common stock, and have no voting or dividend rights. As of both June 30, 2016 and December 31, 2015, 7,921 shares of Series A preferred stock were outstanding, and no shares of Series B preferred stock were

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

outstanding. At June 30, 2016 and December 31, 2015, no shares of Series A preferred stock were convertible into shares of Class A common stock on a contingent or a non-contingent basis.

Accumulated Other Comprehensive Income (Loss), Net of Tax (“AOCI”)—The tables below reflect the balances of each component of AOCI at June 30, 2016 and 2015 and activity during the six month periods then ended:

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2016	$(97,284)	$(137,073)	$(234,357)	$(1)	$(234,356)

Activity January 1 to June 30, 2016:
Other comprehensive loss before reclassifications	(4,365)	(616)	(4,981)	–	(4,981)
Adjustments for items reclassified to earnings, net of tax	–	2,307	2,307	–	2,307

Net other comprehensive income (loss)	(4,365)	1,691	(2,674)	–	(2,674)

Balance, June 30, 2016	$(101,649)	$(135,382)	$(237,031)	$(1)	$(237,030)

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2015	$(46,102)	$(154,665)	$(200,767)	$(1)	$(200,766)

Activity January 1 to June 30, 2015:
Other comprehensive loss before reclassifications	(22,342)	(14,617)	(36,959)	–	(36,959)
Adjustments for items reclassified to earnings, net of tax	–	2,376	2,376	–	2,376

Net other comprehensive loss	(22,342)	(12,241)	(34,583)	–	(34,583)

Balance, June 30, 2015	$(68,444)	$(166,906)	$(235,350)	$(1)	$(235,349)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month and six month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization relating to employee benefit plans (a)	$1,524	$1,728	$3,103	$3,477
Less – related income taxes	403	538	796	1,101

Total reclassifications, net of tax	$1,121	$1,190	$2,307	$2,376

(a)	Included in the computation of net periodic benefit cost (see Note 13). Such amounts are included in “compensation and benefits” expense on the condensed consolidated statements of operations.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Noncontrolling Interests—Noncontrolling interests principally represent interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own.

The tables below summarize net income attributable to noncontrolling interests for the three month and six month periods ended June 30, 2016 and 2015 and noncontrolling interests as of June 30, 2016 and December 31, 2015 in the Company’s condensed consolidated financial statements:

	Net Income Attributable to Noncontrolling Interests
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Edgewater	$1,007	$1,041	$4,907	$7,734
Other	–	1	–	1

Total	$1,007	$1,042	$4,907	$7,735

	Noncontrolling Interests As Of
	June 30,	December 31,
	2016	2015
Edgewater	$57,425	$53,132
Other	718	719

Total	$58,143	$53,851

Dividends Declared, July 27, 2016— On July 27, 2016, the Board of Directors of Lazard declared a quarterly dividend of $0.38 per share on our Class A common stock, payable on August 19, 2016, to stockholders of record on August 8, 2016.

12.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2008 Plan and 2005 Plan and activity with respect thereto during the three month and six month periods ended June 30, 2016 and 2015 is presented below.

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

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, performance-based restricted stock units (“PRSUs”) and restricted stock awards) and “professional services” expense (with respect to deferred stock units (“DSUs”)) within the Company’s accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Share-based incentive awards:
RSUs	$40,564	$32,263	$94,972	$91,334
PRSUs	10,335	8,414	27,024	14,612
Restricted Stock	8,342	2,830	31,818	15,453
DSUs	1,446	1,363	1,511	1,394

Total	$60,687	$44,870	$155,325	$122,793

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

RSUs generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any dividends paid on Class A common stock during such period. During the six month periods ended June 30, 2016 and 2015, issuances of RSUs pertaining to such dividend participation rights and respective charges to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”), consisted of the following:

	Six Months Ended June 30,
	2016	2015
Number of RSUs issued	841,433	529,616
Charges to retained earnings, net of estimated forfeitures	$28,364	$26,461

Non-executive members of the Board of Directors (“Non-Executive Directors”) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 38,771 and 23,961 DSUs granted in connection with annual compensation during the six month periods ended June 30, 2016 and 2015, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of Class A common stock at the time of cessation of service to the Board of Directors and, for purposes of calculating diluted net income per share, are included in the diluted weighted average shares of Class A common stock outstanding using the “treasury stock” method. DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock.

The Company’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date immediately preceding the date of the grant. During the six month periods ended June 30, 2016 and 2015, 4,467 and 1,183 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity relating to RSUs and DSUs during the six month periods ended June 30, 2016 and 2015:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2016	9,599,658	$44.06	312,670	$35.98
Granted (including 841,433 RSUs relating to dividend participation)	6,486,463	$34.47	43,238	$34.95
Forfeited	(94,692)	$40.75	–	–
Vested	(4,233,894)	$39.10	(84,759)	$35.30

Balance, June 30, 2016	11,757,535	$40.58	271,149	$36.02

Balance, January 1, 2015	13,529,116	$35.19	286,227	$34.21
Granted (including 529,616 RSUs relating to dividend participation)	3,982,135	$48.83	25,144	$55.45
Forfeited	(397,637)	$43.04	–	–
Vested	(6,873,352)	$30.79	–	–

Balance, June 30, 2015	10,240,262	$43.14	311,371	$35.92

In connection with RSUs that vested during the six month periods ended June 30, 2016 and 2015, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,382,153 and 1,895,301 shares of Class A common stock during such respective six month periods. Accordingly, 2,851,741 and 4,978,051 shares of Class A common stock held by the Company were delivered during the six month periods ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, estimated unrecognized RSU compensation expense was approximately $211,443, with such expense expected to be recognized over a weighted average period of approximately 1.0 years subsequent to June 30, 2016.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the six month periods ended June 30, 2016 and 2015:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2016	713,738	$47.12
Granted	1,795,258	$36.78
Forfeited	(30,412)	$39.96
Vested	(729,457)	$36.72

Balance, June 30, 2016	1,749,127	$40.96

Balance, January 1, 2015	729,827	$38.63
Granted	576,886	$50.88
Forfeited	(44,769)	$50.23
Vested	(501,298)	$39.19

Balance, June 30, 2015	760,646	$46.87

In connection with shares of restricted Class A common stock that vested during the six month periods ended June 30, 2016 and 2015, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 129,389 and 92,500 shares of Class A common stock during such respective six month periods. Accordingly, 600,068 and 408,798 shares of Class A common stock held by the Company were delivered during the six month periods ended June 30, 2016 and 2015, respectively.

The restricted stock awards include a cash dividend participation right equivalent to dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At June 30, 2016, estimated unrecognized restricted stock expense was approximately $45,100, with such expense to be recognized over a weighted average period of approximately 1.1 years subsequent to June 30, 2016.

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

The following is a summary of activity relating to PRSUs during the six month periods ended June 30, 2016 and 2015:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2016	1,019,038	$44.49
Granted (a)	627,956	$32.91
Vested	(417,018)	$38.43

Balance, June 30, 2016	1,229,976	$40.63

Balance, January 1, 2015	1,347,148	$37.79
Granted (a)	368,389	$52.85
Vested	(696,499)	$35.96

Balance, June 30, 2015	1,019,038	$44.49

(a)	Represents PRSU awards granted during the relevant year at the target payout level.

In connection with PRSUs that vested during the six month periods ended June 30, 2016 and 2015, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 64,169 and 32,086 shares of Class A common stock during such respective six month periods. Accordingly, 352,849 and 664,413 shares of Class A common stock held by the Company were delivered during the six month periods ended June 30, 2016 and 2015.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of June 30, 2016, the total estimated unrecognized compensation expense was approximately $19,783, and the Company expects to amortize such expense over a weighted-average period of approximately 0.8 years subsequent to June 30, 2016.

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

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the six month periods ended June 30, 2016 and 2015:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2016	$75,703	$193,574
Granted	51,871	51,871
Settled	–	(68,628)
Forfeited	(704)	(1,228)
Amortization	(37,890)	–
Change in fair value related to:
Decrease in fair value of underlying investments	–	(2,202)
Adjustment for estimated forfeitures	–	3,385
Other	(873)	357

Balance, June 30, 2016	$88,107	$177,129

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2015	$73,278	$207,306
Granted	89,817	89,817
Settled	–	(92,893)
Forfeited	(3,259)	(6,290)
Amortization	(44,522)	–
Change in fair value related to:
Increase in fair value of underlying investments	–	2,242
Adjustment for estimated forfeitures	–	3,433
Other	176	(1,552)

Balance, June 30, 2015	$115,490	$202,063

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 0.9 years subsequent to June 30, 2016.

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization, net of forfeitures	$19,852	$18,260	$40,751	$44,924
Change in the fair value of underlying investments	312	(1,894)	(2,202)	2,242

Total	$20,164	$16,366	$38,549	$47,166

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

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s post-retirement plans for the three month and six month periods ended June 30, 2016 and 2015:

	Pension Plans		Medical Plan
	Three Months Ended June 30,
	2016	2015	2016	2015
Components of Net Periodic Benefit Cost (Credit):
Service cost	$314	$353	$2	$5
Interest cost	5,246	6,153	38	41
Expected return on plan assets	(7,233)	(7,019)
Amortization of:
Prior service cost	604	591
Net actuarial loss (gain)	1,012	1,137	(92)

Net periodic benefit cost (credit)	$(57)	$1,215	$(52)	$46

	Pension Plans		Medical Plan
	Six Months Ended June 30,
	2016	2015	2016	2015
Components of Net Periodic Benefit Cost (Credit):
Service cost	$621	$713	$6	$13
Interest cost	10,459	12,259	83	90
Expected return on plan assets	(14,399)	(14,090)
Amortization of:
Prior service cost	1,194	1,194
Net actuarial loss (gain)	2,001	2,283	(92)

Net periodic benefit cost (credit)	$(124)	$2,359	$(3)	$103

14.	INCOME TAXES

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The Company recorded income tax provisions (benefits) of $31,872 and $59,526 for the three month and six month periods ended June 30, 2016, respectively, and $(1,176,531) and $(1,164,514) for the three month and six month periods ended June 30, 2015, respectively, representing effective tax rates of 28.1%, 28.1%, 146.8% and 160.2%, respectively. The difference between the U.S. federal statutory rate of 35.0% and the effective tax rates reflected above principally relates to (i) taxes payable to foreign jurisdictions that are not offset against U.S. income taxes, (ii) foreign source income (loss) not subject to U.S. income taxes (including interest on intercompany financings), (iii) change in the U.S. federal valuation allowance affecting the provision for income taxes, and (iv) U.S. state and local taxes (primarily UBT), which are incremental to the U.S. federal statutory tax rate.

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

As a result, during the year ended December 31, 2015, we recorded a deferred tax benefit of approximately $878,000, including $821,000 recorded in the second quarter of 2015. In addition, we also recorded (i) in the second quarter of 2015, a separate deferred tax benefit of approximately $378,000 that reflected the tax deductibility of payments under the tax receivable agreement and (ii) in the third quarter of 2015, a deferred tax expense of approximately $161,000 relating to the reduction of a deferred tax asset as a result of the partial extinguishment of our tax receivable agreement obligation. See Note 16 for more information regarding our accrual under the tax receivable agreement in the second quarter of 2015 and the partial extinguishment of our tax receivable agreement obligation in the third quarter of 2015.

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

The Company’s basic and diluted net income per share calculations for the three month and six month periods ended June 30, 2016 and 2015 are computed as described below.

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

Denominator —utilizes the weighted average number of shares of Class A common stock outstanding for the respective periods as in the basic net income per share calculation described above, plus, to the extent dilutive, the incremental number of shares of Class A common stock required to settle share-based incentive compensation.

The calculations of the Company’s basic and diluted net income per share and weighted average shares outstanding for the three month and six month periods ended June 30, 2016 and 2015 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to Lazard Ltd - basic	$80,357	$ 374,113	$147,180	$ 430,066

Net income attributable to Lazard Ltd - diluted	$80,357	$ 374,113	$147,180	$ 430,066

Weighted average number of shares of Class A common stock outstanding	125,389,937	126,140,634	125,679,184	124,862,156
Add - adjustment for shares of Class A common stock issuable on a non-contingent basis	72,011	72,011	72,011	72,011

Weighted average number of shares of Class A common stock outstanding - basic	125,461,948	126,212,645	125,751,195	124,934,167
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of Class A common stock issuable from share-based incentive compensation	6,879,574	6,593,400	6,865,208	8,336,829

Weighted average number of shares of Class A common stock outstanding - diluted	132,341,522	132,806,045	132,616,403	133,270,996

Net income attributable to Lazard Ltd per share of Class A common stock:
Basic	$0.64	$2.96	$1.17	$3.44

Diluted	$0.61	$2.82	$1.11	$3.23

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

16.	RELATED PARTIES

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance fees for providing such services. Investment advisory fees relating to such services were $124,794 and $243,704 for the three month and six month periods ended June 30, 2016, respectively, and $140,275 and $275,621 for the three month and six month periods ended June 30, 2015, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $49,762 and $42,002 remained as a receivable at June 30, 2016 and December 31, 2015, respectively, and is included in “fees receivable” on the condensed consolidated statements of financial condition.

Tax Receivable Agreement

The Second Amended and Restated Tax Receivable Agreement, dated as of October 26, 2015 (the “Amended and Restated Tax Receivable Agreement”), between Lazard and LTBP Trust, a Delaware statutory trust (the “Trust”), provides for the payment by our subsidiaries to the Trust of (i) approximately 45% (following the July 2015 purchase described below) of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of certain increases in tax basis and of certain other tax benefits related to the Amended and Restated Tax Receivable Agreement, and (ii) an amount that we currently expect will approximate 85% of the cash tax savings that may arise from tax benefits attributable to payments under the Amended and Restated Tax Receivable Agreement. Our subsidiaries expect to benefit from the balance of cash savings, if any, in income tax that our subsidiaries realize. Any amount paid by our subsidiaries to the Trust will generally be distributed to the owners of the Trust, including our executive officers, in proportion to their beneficial interests in the Trust.

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

For the three month and six month periods ended June 30, 2015, the Company recorded a “provision pursuant to tax receivable agreement” on the condensed consolidated statements of operations of $961,948 and $968,483, respectively. The cumulative liability relating to our obligations under the Amended and Restated Tax Receivable Agreement as of June 30, 2016 and December 31, 2015 was $513,623 and $523,962, respectively, and is recorded in “tax receivable agreement obligation” on the condensed consolidated statements of financial condition. The balance at June 30, 2016 reflects a payment made under the Amended and Restated Tax Receivable Agreement in the first quarter of 2016 of $10,086.

Other

See Note 11 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.

17.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At June 30, 2016, LFNY’s regulatory net capital was $74,673, which exceeded the minimum requirement by $71,156. LFNY’s aggregate indebtedness to net capital ratio was 0.71:1 as of June 30, 2016.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At June 30, 2016, the aggregate regulatory net capital of the U.K. Subsidiaries was $131,369, which exceeded the minimum requirement by $115,629.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), also are subject to regulation and supervision by the Autorité des Marchés Financiers. At June 30, 2016, the consolidated regulatory net capital of CFLF was $132,672, which exceeded the minimum requirement set for regulatory capital levels by $88,184. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At March 31, 2016, the regulatory net capital of the combined European regulated group was $175,874, which exceeded the minimum requirement set for regulatory capital levels by $102,363. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At June 30, 2016, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $103,005, which exceeded the minimum required capital by $77,533.

At June 30, 2016, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the three month and six month periods ended June 30, 2016 and 2015 is prepared using the following methodology:

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

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Financial Advisory	Net Revenue	$286,965	$316,384	$552,979	$617,903
	Operating Expenses	233,727	253,221	460,805	496,156

	Operating Income	$53,238	$63,163	$92,174	$121,747

Asset Management	Net Revenue	$254,126	$305,838	$499,885	$585,645
	Operating Expenses	182,702	193,791	357,863	375,583

	Operating Income	$71,424	$112,047	$142,022	$210,062

Corporate	Net Revenue	$(6,411)	$(13,130)	$(19,966)	$(16,707)
	Operating Expenses (a)	5,015	963,456	2,617	1,041,815

	Operating Loss	$(11,426)	$(976,586)	$(22,583)	$(1,058,522)

Total	Net Revenue	$534,680	$609,092	$1,032,898	$1,186,841
	Operating Expenses	421,444	1,410,468	821,285	1,913,554

	Operating Income	$113,236	$(801,376)	$211,613	$(726,713)

	As Of
	June 30, 2016	December 31, 2015
Total Assets
Financial Advisory	$732,462	$763,374
Asset Management	583,487	640,034
Corporate (b)	2,899,672	3,074,366

Total (b)	$4,215,621	$4,477,774

(a)	Operating expenses include $961,948 and $968,483 in the three month and six month periods ended June 30, 2015, respectively, recorded for the provision pursuant to the tax receivable agreement. See Note 16 for information regarding the tax receivable agreement obligation.
(b)	As of December 31, 2015, reflects the retrospective application of new disclosure guidance adopted by the Company for debt issuance costs. See Note 2.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Ltd’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”). All references to “2016”, “2015”, “second quarter”, “first half” or “the period” refer to, as the context requires, the three month and six month periods ended June 30, 2016 and June 30, 2015.

Forward-Looking Statements and Certain Factors that May Affect Our Business

Management has included in Parts I and II of this Form 10-Q, including in its MD&A, statements that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target,” “goal” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies, business plans and initiatives and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in our Form 10-K, in our Form 10-Q for the quarter ended March 31, 2016 and in this Form 10-Q under the caption “Risk Factors,” including the following:

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

These risks and uncertainties are not exhaustive. Other sections of the Form 10-K, our Form 10-Q for the quarter ended March 31, 2016 and this Form 10-Q describe additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can management assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Our consolidated net revenue was derived from the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Financial Advisory	54%	52%	54%	52%
Asset Management	47	50	48	49
Corporate	(1)	(2)	(2)	(1)

Total	100%	100%	100%	100%

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

Equity market indices for developed markets at June 30, 2016 generally decreased as compared to such indices at June 30, 2015. Emerging markets equity indices at June 30, 2016 decreased as compared to June 30, 2015, but increased in the first half of 2016 compared to December 31, 2015. In the global M&A markets during the first half of 2016, the value and number of all completed M&A transactions decreased as compared to the same period in the prior year, as did the subset of such transactions involving values greater than $500 million. During the same time, the value and number of all announced M&A transactions, including the subset of such transactions involving values greater than $500 million, also decreased. During the first half of 2016, global restructuring activity, as measured by the number of corporate defaults, increased as compared to the first half of 2015, primarily due to a higher level of defaults in the commodity sector.

In the first half of 2016, volatile market conditions continued. On an ongoing basis, volatile conditions may persist, and regional macroeconomic and geopolitical factors, including the United Kingdom’s vote to leave the European Union, may impact our business. However, corporate cash balances remain high, and interest rates remain low for companies with strong credit ratings. Although market volatility may continue and may affect our business in 2016, the longer-term trends appear to remain favorable for both of our businesses.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•

Financial Advisory – The fundamentals for continued M&A activity appear to remain in place. Demand continues for expert, independent strategic advice that can be levered across geographies and our range of advisory capabilities. The global scale and breadth of our Financial Advisory business allows us to advise on large, complex cross-border transactions across a variety of industries. In addition, we believe our businesses throughout the emerging markets position us for growth in these markets, while enhancing our relationships with, and the services that we can provide to, clients in other economies.

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

We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge continuously, and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all potentially applicable factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. See Item 1A, “Risk Factors” in our Form 10-K, our Form 10-Q for the quarter ended March 31, 2016 and this Form 10-Q. Furthermore, net income and revenue in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

Overall, we continue to focus on the development of our business, including the generation of stable revenue growth, earnings growth and shareholder returns, the prudent management of our costs and expenses, the efficient use of our assets and the return of capital to our shareholders.

Certain data with respect to our Financial Advisory and Asset Management businesses is included below.

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions, including completed transactions with values greater than $500 million, decreased in the first half of 2016 as compared to 2015. With respect to announced M&A transactions, the value and number of all transactions, including announced transactions with values greater than $500 million, also decreased in the first half of 2016 as compared to 2015.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Incr / (Decr)	2016	2015	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$843	$1,077	(22)%	$1,720	$1,979	(13)%
Number	8,011	10,265	(22)%	17,341	20,446	(15)%
Deals Greater than $500 million:
Value	$663	$835	(21)%	$1,338	$1,530	(13)%
Number	242	312	(22)%	492	594	(17)%
Announced M&A Transactions:
All deals:
Value	$954	$1,176	(19)%	$1,715	$2,087	(18)%
Number	8,905	10,547	(16)%	18,727	20,853	(10)%
Deals Greater than $500 million:
Value	$720	$904	(20)%	$1,258	$1,604	(22)%
Number	310	324	(4)%	563	599	(6)%

Source: Dealogic as of July 6, 2016.

Global restructuring activity during the first half of 2016, as measured by the number of corporate defaults, increased as compared to the first half of 2015. The number of defaulting issuers increased to 88 in the first half of 2016, according to Moody’s Investors Service, Inc., as compared to 38 in the first half of 2015, primarily due to a higher level of defaults in the commodity sector.

Net revenue trends in Financial Advisory for M&A and Other Advisory and Restructuring are generally correlated to the level of completed industry-wide M&A transactions and restructuring transactions occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in non-public or sovereign advisory assignments. For example, our M&A and Other Advisory revenue, which includes Sovereign and Capital Structure Advisory revenue, decreased 22% in 2016 as compared to 2015. The industry statistics for global M&A transactions described above reflect a 13% and 15% decrease in the value and number, respectively, of all completed transactions in the first half of 2016 as compared to 2015. For M&A deals with values greater than $500 million, the value and number of completed transactions in the first half of 2016 decreased 13% and 17%, respectively, as compared to 2015.

Asset Management

The percentage change in major equity market indices at June 30, 2016, as compared to such indices at March 31, 2016, December 31, 2015, and at June 30, 2015, is shown in the table below.

	Percentage Changes June 30, 2016 vs.
	March 31, 2016	December 31, 2015	June 30, 2015
MSCI World Index	0%	(1)%	(5)%
Euro Stoxx	(5)%	(12)%	(16)%
MSCI Emerging Market	0%	5%	(14)%
S&P 500	2%	3%	2%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM and the nature of the AUM product mix. Accordingly, market movements, foreign currency exchange rate volatility and changes in our AUM product mix will impact the level of revenues we receive from our Asset Management business when comparing periodic results. A substantial portion of our AUM is invested in equities. Movements in AUM during the period generally reflect the changes in equity market indices. Our AUM at June 30, 2016 increased 3% versus AUM at December 31, 2015, primarily due to foreign exchange and market appreciation. Average AUM for the first half of 2016 decreased 6% as compared to average AUM in the first half of 2015.

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

Although Corporate segment net revenue during 2016 is not significant compared to Lazard’s net revenue, total assets in the Corporate segment represented 69% of Lazard’s consolidated total assets as of June 30, 2016, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, deferred tax assets and certain assets associated with LFB.

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

In the second quarter of 2015, we released substantially all of our valuation allowance related to deferred tax assets. When we are able to use the deferred tax assets in future periods to reduce our income taxes, we will be required to pay a significant portion of the tax savings pursuant to our tax receivable agreement. We therefore also recognized a related liability under the tax receivable agreement. In addition, in the third quarter of 2015, we purchased a portion of our obligation relating to the tax receivable agreement, which had the effect of reducing such liability.

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

A portion of our net revenue is derived from transactions that are denominated in currencies other than the U.S. dollar. Since the middle of 2014, the value of the U.S. dollar has strengthened against many other major currencies. As a result, net revenue for the three month and six month periods ended June 30, 2016 was negatively impacted in comparison to the prior year period. The majority of the negative impact was offset by the positive impact of the exchange rate movements on our operating expenses denominated in currencies other than the U.S. dollar.

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP. Selected financial data from the Company’s reported condensed consolidated results of operations is set forth below, followed by a more detailed discussion of both the consolidated and business segment results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in thousands)

Net Revenue	$534,680	$609,092	$1,032,898	$1,186,841

Operating Expenses:
Compensation and benefits	308,310	336,719	605,520	665,221
Non-compensation	112,804	109,944	214,791	276,960
Amortization of intangible assets related to acquisitions	330	1,857	974	2,890
Provision pursuant to tax receivable agreement	–	961,948	–	968,483

Total operating expenses	421,444	1,410,468	821,285	1,913,554

Operating Income (Loss)	113,236	(801,376)	211,613	(726,713)
Provision (benefit) for income taxes	31,872	(1,176,531)	59,526	(1,164,514)

Net Income	81,364	375,155	152,087	437,801
Less – Net Income Attributable to Noncontrolling Interests	1,007	1,042	4,907	7,735

Net Income Attributable to Lazard Ltd	$80,357	$374,113	$147,180	$430,066

Operating Income (Loss), as a % of net revenue	21.2%	(131.6)%	20.5%	(61.2)%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in thousands)
Operating Revenue:
Net revenue	$534,680	$609,092	$1,032,898	$1,186,841
Adjustments:
Interest expense (a)	11,337	11,436	22,883	27,513
Revenue related to noncontrolling interests (b)	(3,398)	(3,588)	(9,610)	(12,322)
Private equity revenue adjustment (c)	–	(12,203)	–	(12,203)
(Gains) losses on investments pertaining to LFI (d)	(312)	1,894	2,202	(2,242)

Operating revenue	$542,307	$606,631	$1,048,373	$1,187,587

(a)	Interest expense (excluding interest expense incurred by LFB) is added back in determining operating revenue because such expense relates to corporate financing activities and is not considered to be a cost directly related to the revenue of our business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount.
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
(d)	Represents changes in the fair value of investments held in connection with LFI and other similar deferred compensation arrangements for which a corresponding equal amount is excluded from compensation and benefits expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$308,310	$336,719	$605,520	$665,221
Adjustments:
Noncontrolling interests (a)	(1,594)	(1,184)	(3,346)	(2,401)
(Charges) credits pertaining to LFI (b)	(312)	1,894	2,202	(2,242)

Adjusted compensation and benefits expense	$306,404	$337,429	$604,376	$660,578

Adjusted compensation and benefits expense, as a % of operating revenue	56.5%	55.6%	57.6%	55.6%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)	Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$112,804	$109,944	$214,791	$276,960
Adjustments:
Noncontrolling interests (a)	(637)	(352)	(1,035)	(715)
Charges pertaining to senior debt refinancing (b)	–	–	–	(60,219)

Adjusted non-compensation expense	$112,167	$109,592	$213,756	$216,026

Adjusted non-compensation expense, as a % of operating revenue	20.7%	18.1%	20.4%	18.2%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.
(b)	Charges pertaining to the redemption of a significant portion of the Company’s 2017 Notes are excluded because of the non-operating nature of such transactions. See “—Liquidity and Capital Resources—Financing Activities.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in thousands)
Earnings From Operations:
Operating revenue	$542,307	$606,631	$1,048,373	$1,187,587
Deduct:
Adjusted compensation and benefits expense	(306,404)	(337,429)	(604,376)	(660,578)
Adjusted non-compensation expense	(112,167)	(109,592)	(213,756)	(216,026)

Earnings from operations	$123,736	$159,610	$230,241	$310,983

Earnings from operations, as a % of operating revenue	22.8%	26.3%	22.0%	26.2%

Headcount information is set forth below:

	As Of
	June 30, 2016	December 31, 2015	June 30, 2015
Headcount:
Managing Directors:
Financial Advisory	146	139	145
Asset Management	93	90	90
Corporate	20	18	17

Total Managing Directors	259	247	252
Other Employees:
Business segment professionals	1,236	1,173	1,147
All other professionals and support staff	1,210	1,190	1,169

Total	2,705	2,610	2,568

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

Three Months Ended June 30, 2016 versus June 30, 2015

The Company reported net income attributable to Lazard Ltd of $80 million, as compared to net income of $374 million in the 2015 period. The changes in the Company’s operating results during these periods are described below.

Net revenue decreased $74 million, or 12%, with operating revenue decreasing $64 million, or 11%, as compared to the 2015 period. Fee revenue from investment banking and other advisory activities decreased $28 million, or 9%, primarily due to decreases in M&A and Other Advisory fees. The decrease in M&A and Other Advisory fee revenue primarily reflected a lower average transaction value with respect to completed transactions as compared to the 2015 period. This decrease was partially offset by an increase in Restructuring revenue, which generally reflected a higher level of activity in the U.S. energy sector in the 2016 period. Asset management fees, including incentive fees, decreased $27 million, or 10%, as compared to the 2015 period, due to a decrease in average AUM, a change in the mix of AUM and a decrease in incentive fees relating to traditional investment products. In the aggregate, interest income, other revenue and interest expense decreased $19 million as compared to the 2015 period, primarily due to a $24 million gain in 2015 on the disposal of the Company’s Australian private equity business (which relates primarily to the realization of carried interest at fair value), partially offset by an increase in gains in the 2016 period attributable to investments held in connection with LFI.

Compensation and benefits expense decreased $28 million, or 8%, as compared to the 2015 period, primarily due to a decrease in discretionary compensation associated with decreased operating revenue.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $306 million, a decrease of $31 million, or 9%, as compared to $337 million in the 2015 period. The ratio of adjusted compensation and benefits expense to operating revenue was 56.5% for the 2016 period, as compared to 55.6% for the 2015 period and 55.4% for full-year 2015. Adjusted compensation and benefits expense in the 2016 period generally reflected lower operating revenue in the 2016 period.

Non-compensation expense increased $3 million, or 3%, as compared to the 2015 period. Adjusted non-compensation expense, which excludes non-compensation costs relating to noncontrolling interests, increased $3 million, or 2%, as compared to the 2015 period. The ratio of adjusted non-compensation expense to operating revenue was 20.7%, as compared to 18.1% in the 2015 period.

Amortization of intangible assets decreased $2 million as compared to the 2015 period.

Operating income increased $915 million as compared to the 2015 period, which included the impact of the provision pursuant to the tax receivable agreement. As a result of the possible utilization of certain deferred tax assets that are subject to the tax receivable agreement, the provision pursuant to the tax receivable agreement in the 2015 period was $962 million (see Note 16 of Notes to Condensed Consolidated Financial Statements for additional information).

Earnings from operations decreased $36 million, or 22%, as compared to the 2015 period, which excluded the impact of the provision pursuant to the tax receivable agreement described above, and, as a percentage of operating revenue, was 22.8%, as compared to 26.3% in the 2015 period.

The provision for income taxes reflects an effective tax rate of 28.1%, as compared to 146.8% for the 2015 period. The unusually high effective tax rate in the 2015 period was primarily driven by (i) the reduction of operating income in the 2015 period as a result of the provision pursuant to the tax receivable agreement described above, and (ii) the release of substantially all of our valuation allowance related to deferred tax assets in the 2015 period. See Notes 14 and 16 of Notes to Condensed Consolidated Financial Statements and “Critical Accounting Policies—Income Taxes” below.

Net income attributable to noncontrolling interests remained substantially unchanged as compared to the 2015 period.

Six Months Ended June 30, 2016 versus June 30, 2015

The Company reported net income attributable to Lazard Ltd of $147 million, as compared to net income of $430 million in the 2015 period. The changes in the Company’s operating results during these periods are described below.

Net revenue decreased $154 million, or 13%, with operating revenue decreasing $139 million, or 12%, as compared to the 2015 period. Fee revenue from investment banking and other advisory activities decreased $64 million, or 10%, primarily due to decreases in M&A and Other Advisory fees. The decrease in M&A and Other Advisory fee revenue primarily reflected a lower average transaction value with respect to completed transactions as compared to the 2015 period. This decrease was partially offset by an increase in Restructuring revenue, which generally reflected a higher level of activity in the U.S. energy sector in the 2016 period.

Asset management fees, including incentive fees, decreased $56 million, or 10%, as compared to the 2015 period, due to a decrease in average AUM, a change in the mix of AUM and a decrease in incentive fees relating to traditional investment products. In the aggregate, interest income, other revenue and interest expense decreased $34 million as compared to the 2015 period, primarily due to a $24 million gain in the 2015 period on the disposal of the Company’s Australian private equity business (which relates primarily to the realization of carried interest at fair value) and, in the 2016 period, lower gains attributable to investments held in connection with LFI.

Compensation and benefits expense decreased $60 million, or 9%, as compared to the 2015 period, primarily due to a decrease in discretionary compensation associated with decreased operating revenue.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $604 million, a decrease of $56 million, or 9%, as compared to $661 million in the 2015 period. The ratio of adjusted compensation and benefits expense to operating revenue was 57.6% for the 2016 period, as compared to 55.6% for the 2015 period and 55.4% for full-year 2015. Adjusted compensation and benefits expense in the 2016 period generally reflected lower operating revenue in the 2016 period and seasonally high amortization expense.

Non-compensation expense decreased $62 million, or 22%, as compared to the 2015 period, primarily due to a non-recurring charge of $60 million related to the redemption of a significant portion of the Company’s 2017 Notes in the 2015 period. Adjusted non-compensation expense, which excludes such charge, as well as non-compensation costs relating to noncontrolling interests, decreased $2 million, or 1%, as compared to the 2015 period. The ratio of adjusted non-compensation expense to operating revenue was 20.4%, as compared to 18.2% in the 2015 period.

Amortization of intangible assets decreased $2 million as compared to the 2015 period.

Operating income increased $938 million as compared to the 2015 period, which included a charge relating to the redemption of a significant portion of the Company’s 2017 Notes, as well as the impact of the provision pursuant to the tax receivable agreement. As a result of the possible utilization of certain deferred tax assets that are subject to the tax receivable agreement, the provision pursuant to the tax receivable agreement in the 2015 period was $968 million (see Note 16 of Notes to Condensed Consolidated Financial Statements for additional information).

Earnings from operations decreased $81 million, or 26%, as compared to the 2015 period, which excluded the charge related to the redemption of a significant portion of the Company’s 2017 Notes, as well as the impact of the provision pursuant to the tax receivable agreement described above, and, as a percentage of operating revenue, was 22.0%, as compared to 26.2% in the 2015 period.

The provision for income taxes reflects an effective tax rate of 28.1%, as compared to 160.2% for the 2015 period. The unusually high effective tax rate in the 2015 period was primarily driven by (i) the reduction of operating income in the 2015 period as a result of the provision pursuant to the tax receivable agreement described above, and (ii) the release of substantially all of our valuation allowance related to deferred tax assets in the 2015 period. See Notes 14 and 16 of Notes to Condensed Consolidated Financial Statements and “Critical Accounting Policies—Income Taxes” below.

Net income attributable to noncontrolling interests decreased $3 million, or 37%, as compared to the 2015 period.

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

Financial Advisory

The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in thousands)
M&A and Other Advisory	$203,403	$273,150	$417,994	$533,954
Capital Raising	11,297	17,293	20,170	34,862

Total Strategic Advisory	214,700	290,443	438,164	568,816
Restructuring	72,265	25,941	114,815	49,087

Net Revenue	286,965	316,384	552,979	617,903
Operating Expenses	233,727	253,221	460,805	496,156

Operating Income	$53,238	$63,163	$92,174	$121,747

Operating Income, as a % of net revenue	18.6%	20.0%	16.7%	19.7%

Certain fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Lazard Statistics:
Number of clients with fees greater than $1 million:
Total Financial Advisory	66	64	129	131
M&A and Other Advisory	50	41	103	111
Percentage of total Financial Advisory net revenue from top 10 clients	40%	43%	26%	29%
Number of M&A transactions completed with values greater than $500 million (a)	20	23	37	45

(a)	Source: Dealogic as of July 6, 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	53%	59%	59%	58%
Europe	43	29	37	34
Rest of World	4	12	4	8

Total	100%	100%	100%	100%

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

Three Months Ended June 30, 2016 versus June 30, 2015

Financial Advisory net revenue decreased $29 million, or 9%, as compared to the 2015 period. Total Strategic Advisory net revenue, representing fees from our M&A and Other Advisory and Capital Raising businesses, decreased $76 million, or 26%, and Restructuring revenue increased $46 million, or 179%, as compared to the 2015 period.

M&A and Other Advisory revenue decreased $70 million, or 26%, while Capital Raising revenue decreased $6 million, or 35%, as compared to the 2015 period. The decrease in M&A and Other Advisory revenue primarily reflected a lower average transaction value with respect to completed transactions as compared to the 2015 period. Clients which in the aggregate represented a significant portion of our M&A and Other Advisory revenue in the 2016 period included Airbus, American Fruits & Flavors, Coca-Cola Enterprises, Skyepharma, Whiting Petroleum, WL Ross Holding Corp. and Xchanging.

Restructuring revenue in the 2016 period primarily reflected a higher level of activity in the U.S. energy sector in the 2016 period. Clients which in the aggregate represented a significant portion of our Restructuring revenue in the 2016 period included Pacific Exploration & Production, Peabody Energy, Seventy Seven Energy and Swift Energy.

Operating expenses decreased $19 million, or 8%, as compared to the 2015 period, primarily due to a decrease in compensation and benefits expense.

Financial Advisory operating income was $53 million, a decrease of $10 million, or 16%, as compared to operating income of $63 million in the 2015 period and, as a percentage of net revenue, was 18.6%, as compared to 20.0% in the 2015 period.

Six Months Ended June 30, 2016 versus June 30, 2015

Financial Advisory net revenue decreased $65 million, or 11%, as compared to the 2015 period. Total Strategic Advisory net revenue, representing fees from our M&A and Other Advisory and Capital Raising businesses, decreased $131 million, or 23%, and Restructuring revenue increased $66 million, or 134%, as compared to the 2015 period.

M&A and Other Advisory revenue decreased $116 million, or 22%, while Capital Raising revenue decreased $15 million, or 42%, as compared to the 2015 period. The decrease in M&A and Other Advisory revenue primarily reflected a lower average transaction value with respect to completed transactions as compared to the 2015 period. Restructuring revenue in the 2016 period primarily reflected a higher level of activity in the U.S. energy sector in the 2016 period.

Operating expenses decreased $35 million, or 7%, as compared to the 2015 period, primarily due to a decrease in compensation and benefits expense.

Financial Advisory operating income was $92 million, a decrease of $30 million, or 24%, as compared to operating income of $122 million in the 2015 period and, as a percentage of net revenue, was 16.7%, as compared to 19.7% in the 2015 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	June 30, 2016	December 31, 2015
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$40,329	$36,203
Global	30,483	31,407
Local	31,767	31,354
Multi-Regional	53,993	52,531

Total Equity	156,572	151,495

Fixed Income:
Emerging Markets	14,414	14,378
Global	4,302	4,132
Local	3,967	3,899
Multi-Regional	7,894	7,978

Total Fixed Income	30,577	30,387

Alternative Investments	3,290	3,297
Private Equity	933	858
Cash Management	493	343

Total AUM	$191,865	$186,380

Total AUM at June 30, 2016 was $192 billion, an increase of $5 billion, or 3%, as compared to total AUM of $186 billion at December 31, 2015, primarily due to foreign exchange and market appreciation. Average AUM for the three month and six month periods ended June 30, 2016 decreased 5% and 6% as compared to the three month and six month periods ended June 30, 2015, respectively.

As of June 30, 2016, approximately 88% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, compared to approximately 89% as of December 31, 2015, and, as of June 30, 2016, approximately 12% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, compared to approximately 11% at December 31, 2015.

As of June 30, 2016, AUM with foreign currency exposure represented approximately 70% of our total AUM, as compared to 72% at December 31, 2015. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month and six month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$155,812	$8,458	$(7,735)	$723	$859	$(822)	$156,572
Fixed Income	30,370	773	(1,085)	(312)	854	(335)	30,577
Other	4,372	152	(110)	42	363	(61)	4,716

Total	$190,554	$9,383	$(8,930)	$453	$2,076	$(1,218)	$191,865

	Six Months Ended June 30, 2016
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$151,495	$16,500	$(14,724)	$1,776	$1,145	$2,156	$156,572
Fixed Income	30,387	2,097	(3,804)	(1,707)	1,295	602	30,577
Other	4,498	594	(571)	23	245	(50)	4,716

Total	$186,380	$19,191	$(19,099)	$92	$2,685	$2,708	$191,865

(a)	Inflows in the Equity asset class were primarily attributable to the Multi-Regional, Emerging Markets and Global equity platforms, and inflows in the Fixed Income asset class were primarily attributable to the Emerging Markets and Multi-Regional platforms. Outflows in the Equity asset class were primarily attributable to the Emerging Markets, Multi-Regional and Global equity platforms, and outflows in the Fixed Income asset class were primarily attributable to the Emerging Markets platform.

	Three Months Ended June 30, 2015
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$162,852	$7,761	$(6,711)	$1,050	$755	$1,745	$166,402
Fixed Income	31,722	2,365	(1,394)	971	(670)	490	32,513
Other	4,607	240	(713)	(473)	75	(38)	4,171

Total	$199,181	$10,366	$(8,818)	$1,548	$160	$2,197	$203,086

	Six Months Ended June 30, 2015
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$160,912	$13,911	$(13,641)	$270	$9,290	$(4,070)	$166,402
Fixed Income	31,110	5,768	(2,625)	3,143	(153)	(1,587)	32,513
Other	5,081	323	(1,147)	(824)	(28)	(58)	4,171

Total	$197,103	$20,002	$(17,413)	$2,589	$9,109	$(5,715)	$203,086

As of July 22, 2016, AUM was $196.7 billion, a $4.8 billion increase since June 30, 2016. The increase in AUM was due to market appreciation of $5.8 billion and net inflows of $0.3 billion, partially offset by foreign exchange depreciation of $1.3 billion.

Average AUM for the three month and six month periods ended June 30, 2016 and 2015 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in millions)
Average AUM by Asset Class:
Equity	$157,315	$166,336	$153,801	$164,039
Fixed Income	30,410	32,524	30,311	32,525
Alternative Investments	3,587	3,269	3,511	3,443
Private Equity	930	926	891	926
Cash Management	392	113	322	107

Total Average AUM	$192,634	$203,168	$188,836	$201,040

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in thousands)
Revenue:
Management Fees	$238,067	$258,401	$464,517	$510,488
Incentive Fees	1,184	6,978	2,990	13,261
Other Income	14,875	40,459	32,378	61,896

Net Revenue	254,126	305,838	499,885	585,645
Operating Expenses	182,702	193,791	357,863	375,583

Operating Income	$71,424	$112,047	$142,022	$210,062

Operating Income, as a % of net revenue	28.1%	36.6%	28.4%	35.9%

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	58%	56%	59%	58%
Europe	30	26	30	28
Rest of World	12	18	11	14

Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended June 30, 2016 versus June 30, 2015

Asset Management net revenue decreased $52 million, or 17%, as compared to the 2015 period. Management fees decreased $20 million, or 8%, as compared to the 2015 period, primarily due to a decrease in average AUM and a change in the mix of AUM. Incentive fees decreased $6 million, or 83%, as compared to the 2015 period, primarily due to incentive fees related to traditional investment products. Other revenue decreased $26 million, or 63%, as compared to the 2015 period, principally due to a $24 million gain in 2015 on the disposal of the Company’s Australian private equity business (which relates primarily to the realization of carried interest at fair value).

Operating expenses decreased $11 million, or 6%, as compared to the 2015 period, primarily due to decreases in (i) compensation and benefits expense related to a decrease in discretionary compensation reflecting lower operating revenue and (ii) non-compensation expense related to fund administration and outsourced services.

Asset Management operating income was $71 million, a decrease of $41 million, or 36%, as compared to operating income of $112 million in the 2015 period and, as a percentage of net revenue, was 28.1%, as compared to 36.6% in the 2015 period.

Six Months Ended June 30, 2016 versus June 30, 2015

Asset Management net revenue decreased $86 million, or 15%, as compared to the 2015 period. Management fees decreased $46 million, or 9%, as compared to the 2015 period, primarily due to a decrease in average AUM and a change in the mix of AUM. Incentive fees decreased $10 million, or 77%, as compared to the 2015 period, primarily due to incentive fees related to traditional investment products. Other revenue decreased $30 million, or 48%, as compared to the 2015 period, principally due to a $24 million gain in 2015 on the disposal of the Company’s Australian private equity business (which relates primarily to the realization of carried interest at fair value).

Operating expenses decreased $18 million, or 5%, as compared to the 2015 period, primarily due to decreases in (i) compensation and benefits expense related to a decrease in discretionary compensation reflecting lower operating revenue and (ii) non-compensation expense related to fund administration and outsourced services.

Asset Management operating income was $142 million, a decrease of $68 million, or 32%, as compared to operating income of $210 million in the 2015 period and, as a percentage of net revenue, was 28.4%, as compared to 35.9% in the 2015 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in thousands)
Interest Income	$673	$663	$1,505	$1,418
Interest Expense	(11,787)	(11,496)	(23,656)	(27,616)

Net Interest (Expense)	(11,114)	(10,833)	(22,151)	(26,198)
Other Revenue (Expense)	4,703	(2,297)	2,185	9,491

Net Revenue (Expense)	(6,411)	(13,130)	(19,966)	(16,707)
Operating Expenses (a)	5,015	963,456	2,617	1,041,815

Operating Loss	$(11,426)	$(976,586)	$(22,583)	$(1,058,522)

(a)	Includes, (i) in the six months ended June 30, 2015, $60,219 relating to the redemption of a significant portion of the Company’s 2017 Notes and (ii) in the three month and six month periods ended June 30, 2015, $961,948 and $968,483, respectively, relating to the provision pursuant to the tax receivable agreement.

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended June 30, 2016 versus June 30, 2015

Net interest expense remained substantially unchanged as compared to the 2015 period.

Other revenue increased $7 million as compared to the 2015 period, primarily due to gains attributable to investments held in connection with LFI.

Operating expenses decreased $958 million as compared to the 2015 period, including, in the 2015 period, $962 million related to the provision pursuant to the tax receivable agreement (see Note 16 of Notes to Condensed Consolidated Financial Statements). Excluding the impact of such charge, operating expenses increased $4 million compared to the 2015 period.

Six Months Ended June 30, 2016 versus June 30, 2015

Net interest expense decreased $4 million, or 15%, as compared to the 2015 period, primarily due to the redemption of $450 million of the 2017 Notes and the issuance of $400 million aggregate principal amount of 3.75% senior notes due 2025 (the “2025 Notes”) in the 2015 period.

Other revenue decreased $7 million as compared to the 2015 period, primarily due to lower gains attributable to investments held in connection with LFI.

Operating expenses decreased $1,039 million as compared to the 2015 period, including, in the 2015 period, (i) a charge of $60 million related to the redemption of a significant portion of the Company’s 2017 Notes and (ii) $968 million related to the provision pursuant to the tax receivable agreement (see Note 16 of Notes to Condensed Consolidated Financial Statements). Excluding the impact of such charges, operating expenses decreased $11 million compared to the 2015 period, primarily due to decreased compensation and benefits expense.

Cash Flows

The Company’s cash flows are influenced primarily by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to shareholders, payments of incentive compensation to managing directors and employees and purchases of Class A common stock. Cash flows also were affected in the 2015 period by the redemption of $450 million of the 2017 Notes and the issuance of the 2025 Notes. M&A and Other Advisory and Asset Management fees are generally collected within 60 days of billing, while Restructuring fee collections may extend beyond 60 days, particularly those that involve bankruptcies with court-ordered holdbacks. Fees from our Private Capital Advisory (which we historically referred to as Private Fund Advisory) activities are generally collected over a four-year period from billing and typically include an interest component.

The Company makes cash payments for, or in respect of, a significant portion of its incentive compensation during the first three months of each calendar year with respect to the prior year’s results. The Company also paid a special dividend in February 2016 and February 2015.

Summary of Cash Flows:

	Six Months Ended June 30,
	2016	2015
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$152.1	$437.8
Adjustments to reconcile net income to net cash provided by operating activities (a)	242.0	(0.8)
Other operating activities (b)	(375.8)	(225.7)

Net cash provided by operating activities	18.3	211.3

Investing activities	(11.0)	(13.1)
Financing activities (c)	(494.5)	(540.8)
Effect of exchange rate changes	1.6	(22.8)

Net Increase (Decrease) in Cash and Cash Equivalents	(485.6)	(365.4)
Cash and Cash Equivalents:
Beginning of Period	1,132.1	1,066.6

End of Period	$646.5	$701.2

(a)	Consists of the following:

	Six Months Ended June 30,
	2016	2015
	($ in millions)

Depreciation and amortization of property	$16.6	$15.9
Amortization of deferred expenses and stock units	199.2	171.4
Deferred tax provision (benefit)	25.2	(1,195.3)
Amortization of intangible assets related to acquisitions	1.0	2.9
Provision pursuant to tax receivable agreement	–	968.5
Loss on extinguishment of debt	–	60.2
Gain on disposal of subsidiaries	–	(24.4)

Total	$242.0	$(0.8)

(b)	Includes net changes in operating assets and liabilities.
(c)	Consists primarily of purchases of shares of Class A common stock, tax withholdings related to the settlement of vested restricted stock units (“RSUs”), vested restricted stock awards and vested PRSUs, Class A common stock dividends and distributions to noncontrolling interest holders, and activity relating to borrowings, including, in 2015, the redemption of a majority of the Company’s 2017 Notes and issuance of the 2025 Notes.

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

Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with such amounts being recorded in “deposits with banks and short-term investments”. In the first half of 2016, as reflected on the condensed consolidated statements of financial condition, “deposits with banks and short-term investments” increased with a corresponding increase in “deposits and other customer payables,” this being due to a higher level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of Class A common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At June 30, 2016, Lazard had approximately $646 million of cash, with such amount including approximately $344 million held at Lazard’s operations outside the U.S. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, we expect that no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of June 30, 2016, Lazard had approximately $215 million in unused lines of credit available to it, including a $150 million, five-year, senior revolving credit facility with a group of lenders that expires in September 2020 (the “Amended and Restated Credit Agreement”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $11 million (at June 30, 2016 exchange rates) and Edgewater of $52 million. The unused lines of credit available to Edgewater are guaranteed by certain Edgewater private equity funds and can be drawn upon only by the applicable general partner, fund, or individual portfolio companies for the benefit of the applicable funds and individual portfolio companies of such funds. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

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

Financing Activities

The table below sets forth our corporate indebtedness as of June 30, 2016 and December 31, 2015. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K. The table, as of December 31, 2015, reflects the retrospective application of new disclosure guidance on debt issuance costs. See Note 2 of Notes to Condensed Consolidated Financial Statements.

		Outstanding as of
		June 30, 2016			December 31, 2015
Senior Debt	Maturity Date	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2017 Senior Notes	2017	$98.4	$0.1	$98.3	$98.4	$0.2	$98.2
Lazard Group 2020 Senior Notes	2020	500.0	4.0	496.0	500.0	4.5	495.5
Lazard Group 2025 Senior Notes	2025	400.0	4.1	395.9	400.0	4.3	395.7

		$998.4	$8.2	$990.2	$998.4	$9.0	$989.4

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended June 30, 2016, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.13 to 1.00 and its Consolidated Interest Coverage Ratio being 20.50 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of June 30, 2016.

In addition, the Amended and Restated Credit Agreement, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At June 30, 2016, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Stockholders’ Equity

At June 30, 2016, total stockholders’ equity was $1,204 million, as compared to $1,367 million at December 31, 2015, including $1,146 million and $1,313 million attributable to Lazard Ltd on the respective dates. The net activity in stockholders’ equity during the six month period ended June 30, 2016 is reflected in the table below (in millions of dollars):

Stockholders’ Equity—January 1, 2016	$1,367

Increase (decrease) due to:
Net income	152
Other comprehensive income	(3)
Amortization of share-based incentive compensation	155
Purchase of Class A common stock	(195)
Settlement of share-based incentive compensation (a)	(47)
Class A common stock dividends	(242)
Other—net	17

Stockholders’ Equity—June 30, 2016	$1,204

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

	Number of Shares	Average Price Per Share
Six Months Ended June 30:
2015	2,306,694	$51.04
2016	5,646,092	$34.49

As of June 30, 2016, a total of $225 million of share repurchase authorization remained available under the Company’s share repurchase program, which will expire on December 31, 2017.

During the six month period ended June 30, 2016, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases in the open market.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of June 30, 2016:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior debt (including interest) (a)	$1,235,004	$141,337	$72,500	$561,875	$459,292
Operating leases (exclusive of $53,902 of committed sublease income)	838,961	76,761	136,565	119,683	505,952
Capital leases (including interest)	8,768	8,682	74	12	–
Investment capital funding commitments (b)	9,183	9,183	–	–	–

Total (c)	$2,091,916	$235,963	$209,139	$681,570	$965,244

(a)	See Note 9 of Notes to Condensed Consolidated Financial Statements.
(b)	Unfunded commitments to private equity investments consolidated but not owned by Lazard of $6,890 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders. See Note 5 of Notes to Condensed Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.
(c)	The table above excludes contingent obligations, as well as any possible payments for uncertain tax positions and payments pursuant to the Company’s tax receivable agreement, given the inability to make a reasonably reliable estimate of the timing of the amounts of any such payments. At June 30, 2016, a tax receivable agreement obligation of $513,623 was recorded on the consolidated statements of financial condition. See “Critical Accounting Policies and Estimates—Income Taxes” below. See also Notes 10, 12, 13, 14 and 16 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans, income taxes and tax receivable agreement obligations, respectively.

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

With respect to fees receivable from Financial Advisory activities, such receivables are generally deemed past due when they are outstanding 60 days from the date of invoice. However, some Financial Advisory transactions include specific contractual payment terms that may vary from one month to four years (as is the case for our Private Capital Advisory fees) following the invoice date or may be subject to court approval (as is the case with restructuring assignments that include bankruptcy proceedings). In such cases, receivables are deemed past due when payment is not received by the agreed-upon contractual date or the court approval date, respectively. Financial Advisory fee receivables past due in excess of 180 days are fully provided for unless there is evidence that the balance is collectible. Asset Management fees are deemed past due and fully provided for when such receivables are outstanding 12 months after the invoice date. Notwithstanding our policy for receivables past due, we specifically reserve against exposures relating to Financial Advisory and Asset Management fees where we determine receivables are impaired.

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

We recognize a deferred tax asset if it is more likely than not (defined as a likelihood of greater than 50%) that a tax benefit will be accepted by a taxing authority. The measurement of deferred tax assets and liabilities is based upon currently enacted tax rates in the applicable jurisdictions. At December 31, 2015, on a consolidated basis, we recorded gross deferred tax assets of approximately $1.28 billion, with such amount partially offset by a valuation allowance of approximately $89 million (as described below).

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

Certain of our tax-paying entities have individually experienced losses on a cumulative three year basis or have not yet attained a sustained level of profitability. In addition, one of our tax paying entities has recorded a valuation allowance on all of its deferred tax assets due to the combined effect of operating losses in certain subsidiaries of that entity as well as foreign taxes that together substantially offset any U.S. tax liability. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets held by these entities will be realized. Consequently, we have recorded valuation allowances on $89 million of deferred tax assets held by these entities as of December 31, 2015.

As of December 31, 2014, the Company had a valuation allowance on substantially all of our deferred tax assets at that time. Certain of our tax-paying entities at which we had historically recorded significant valuation allowances were profitable on a cumulative basis for the three year periods ended June 30, 2015. In assessing our valuation allowance as of June 30, 2015, we considered all available information, including the magnitude of recent and current operating results, the relatively long duration of statutory carryforward periods, our historical experience utilizing tax attributes prior to their expiration dates, the historical volatility of operating results of these entities and our assessment regarding the sustainability of their profitability. At that time, we concluded that there was a sufficient history of sustained profitability at these entities that it was more likely than not that these entities would be able to realize deferred tax assets. Accordingly, during the period ended June 30, 2015, we released substantially all of the valuation allowance against the deferred tax assets held by these entities.

As a result, during the year ended December 31, 2015, we recorded a deferred tax benefit of approximately $878 million, including $821 million recorded in the second quarter of 2015. We also recorded a separate deferred tax benefit of $378 million in the second quarter of 2015 that reflected the tax deductibility of payments under the tax receivable agreement. In addition, in the third quarter of 2015, we recorded a deferred tax expense of approximately $161 million relating to the reduction of a deferred tax asset as a result of the partial extinguishment of our tax receivable agreement obligation. See “—Amended and Restated Tax Receivable Agreement” below for more information regarding our accrual under the tax receivable agreement in the second quarter of 2015 and the partial extinguishment of our tax receivable agreement obligation in the third quarter of 2015.

As a result of the release of our valuation allowance during 2015, our effective tax rate in the 2016 period is significantly higher than our effective tax rate for the year ended December 31, 2014. We do not expect that this increase in our effective tax rate resulting from the reduction in the valuation allowance will impact the amount of cash income taxes we will be required to pay to taxing authorities. However, as described below, payments under the Amended and Restated Tax Receivable Agreement may be required.

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

See Item 1A, “Risk Factors” in our Form 10-K and our Form 10-Q for the quarter ended March 31, 2016 and Note 14 of Notes to Condensed Consolidated Financial Statements for additional information related to income taxes.

Amended and Restated Tax Receivable Agreement

During the period ended June 30, 2015, we released substantially all of our valuation allowance against deferred tax assets. As a result, we accrued a corresponding liability during the period ended June 30, 2015 for amounts relating to the Second Amended and Restated Tax Receivable Agreement, dated as of October 26, 2015 (the “Amended and Restated Tax Receivable Agreement”), between Lazard and LTBP Trust (the “Trust”). In addition, in the third quarter of 2015, we purchased a portion of our obligation relating to the Amended and Restated Tax Receivable Agreement, which had the effect of reducing such liability. See Note 16 of Notes to Condensed Consolidated Financial Statements for additional information regarding the Amended and Restated Tax Receivable Agreement.

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

The cumulative liability relating to our obligations under the Amended and Restated Tax Receivable Agreement recorded as of June 30, 2016 and December 31, 2015 was $514 million and $524 million, respectively, and is recorded in “tax receivable agreement obligation” on the condensed consolidated statements of financial condition.

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

Data relating to investments is set forth below:

	June 30, 2016	December 31, 2015
	($ in thousands)
Seed investments by asset class:
Equities (a)	$80,687	$85,419
Fixed income	16,805	15,419
Alternative investments	34,298	56,505

Total seed investments	131,790	157,343

Other investments owned:
Private equity (b)	88,252	83,729
Interest-bearing deposits (c)	463	54,885
Fixed income and other (d)	59,369	21,872

Total other investments owned	148,084	160,486

Subtotal	279,874	317,829

Add:
Equity method (e)	8,775	8,917
Private equity consolidated, not owned (f)	17,309	16,490
LFI (g)	185,388	198,675

Total investments	$491,346	$541,911

(a)	At June 30, 2016 and December 31, 2015, seed investments in directly owned equity securities were invested as follows:

	June 30, 2016	December 31, 2015
Percentage invested in:
Financials	30%	33%
Consumer	30	30
Industrial	13	13
Technology	9	9
Other	18	15

Total	100%	100%

(b)	Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $34 million and $30 million as of June 30, 2016 and December 31, 2015, respectively.

(c)	Short to medium term interest rates generally turned negative in Europe during 2014 and remain very low in many other countries and regions throughout the world. In the normal course of asset and liability management activities, the Company attempts to minimize negative interest rates on its cash investments. Interest-bearing deposits generally provide positive yields when held to maturity, while also generally allowing immediate penalty-free withdrawal at any time (with less or no interest earned in such case).

(d)	Includes convertible debt securities of $31 million at June 30, 2016. The market risk associated with such investments is offset by the market risk associated with an equal amount of securities sold, not yet purchased. See Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements for additional information.

(e)	Represents investments accounted for under the equity method of accounting.

(f)	Represents private equity investments that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “stockholders’ equity” on the condensed consolidated statements of financial condition.

(g)	Composed of investments held in connection with LFI and other similar deferred compensation arrangements. The market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to awards expected to vest. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives.

At June 30, 2016 and December 31, 2015, total investments with a fair value of $482 million and $478 million, respectively, included $1 million at each such date, or less than 1%, respectively, of investments that were classified as Level 3 investments and $128 million and $123 million, respectively, or 27% and 26%, respectively, of investments that were classified using NAV or its equivalent as a practical expedient. See Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of June 30, 2016 and December 31, 2015, the Company held seed investments of approximately $132 million and $157 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $33 million in nine entities as of June 30, 2016, as compared to $60 million in twelve entities as of December 31, 2015.

As of June 30, 2016 and December 31, 2015, the Company did not consolidate or deconsolidate any seed investment entities. As such, 100% of the recorded balance of seed investments as of June 30, 2016 and December 31, 2015 represented the Company’s economic interest in the seed investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed investment entities.

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

Equity Market Price Risk—At June 30, 2016 and December 31, 2015, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $112 million and $129 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $1.8 million and $1.8 million in the carrying value of such investments as of June 30, 2016 and December 31, 2015, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At June 30, 2016 and December 31, 2015, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $50 million and $50 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $0.9 million and $0.8 million in the carrying value of such investments as of June 30, 2016 and December 31, 2015, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At June 30, 2016 and December 31, 2015, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $56 million and $64 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. dollar would result in a decrease of approximately $1.3 million and $1.0 million in the carrying value of such investments as of June 30, 2016 and December 31, 2015, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At June 30, 2016 and December 31, 2015, the Company’s exposure to changes in fair value of such investments was approximately $88 million and $84 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $8.8 million and $8.4 million in the carrying value of such investments as of June 30, 2016 and December 31, 2015, respectively.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At June 30, 2016, total receivables amounted to $495 million, net of an allowance for doubtful accounts of $14 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 81% and 19% of total receivables, respectively. At December 31, 2015, total receivables amounted to $497 million, net of an allowance for doubtful accounts of $13 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 85% and 15% of total receivables, respectively. At both June 30, 2016 and December 31, 2015, the Company had receivables past due or deemed uncollectible of approximately $20 million. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit (primarily for clients of LFG). At June 30, 2016 and December 31, 2015, customer receivables included $44 million and $38 million of LFB loans, respectively, with such loans being fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $1 million at both June 30, 2016 and December 31, 2015 and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $9 million and $2 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $177 million and $194 million at June 30, 2016 and December 31, 2015, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of June 30, 2016, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $6 million in the event interest rates were to increase by 1% and decrease by approximately $6 million if rates were to decrease by 1%.

As of June 30, 2016, the Company’s cash and cash equivalents totaled approximately $646 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and (iii) in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

Except for the updated risk factors set forth below, there were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (our “Form 10-K”) and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Uncertainty regarding the outcome of future arrangements between the European Union and the United Kingdom may adversely affect our business.

The Company has a significant presence in many European Union countries, including the United Kingdom. On June 23, 2016, the U.K. voted in favor of a referendum to leave the European Union. At the time that the U.K. ultimately leaves the European Union, the commercial, regulatory and legal environment that would exist, and to which the Company’s U.K. operations would be subject, would be impacted by the nature of arrangements that are yet to be determined between the U.K and the European Union. These arrangements are hard to predict, and uncertainty regarding their outcome may continue for a significant period of time. The Company currently does not believe that any of the potential arrangements that are likely to be agreed would have a material adverse impact on the Company’s business. These potential arrangements may, however, result in certain changes in the way that we conduct our businesses, which could result in increased costs. In addition, the result of the referendum and the uncertainty it produced has impacted geopolitical perspectives and macroeconomic factors including interest rates, foreign currency exchange rates and equity markets, and it has increased volatility in many of the markets in which we operate. If these conditions continue or if current conditions worsen, our businesses may be adversely affected, which may materially impact our financial position and results of operations. See “Item 1A. Risk Factors—Difficult market conditions can adversely affect our business in many ways, including by reducing the volume of transactions involving our Financial Advisory business and reducing the value or performance of the assets we manage in our Asset Management business, which, in each case, could materially reduce our revenue or income and adversely affect our financial position” in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Repurchases of Equity Securities

The following table sets forth information regarding Lazard’s purchases of its Class A common stock on a monthly basis during the second quarter of 2016. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2016
Share Repurchase Program (1)	1,408,054	$36.53	1,408,054	$284.8 million
Employee Transactions (2)	52,205	$34.96	–	–

May 1 – May 31, 2016
Share Repurchase Program (1)	872,105	$34.16	872,105	$255.0 million
Employee Transactions (2)	8,143	$33.78	–	–

June 1 – June 30, 2016
Share Repurchase Program (1)	941,362	$32.25	941,362	$224.6 million
Employee Transactions (2)	46,000	$34.99	–	–

Total
Share Repurchase Program (1)	3,221,521	$34.64	3,221,521	$224.6 million
Employee Transactions (2)	106,348	$34.88	–

(1)	During the six months ended June 30, 2016 and since 2013, the Board of Directors of Lazard authorized the repurchase of Class A common stock as set forth in the table below.

Date	Repurchase Authorization	Expiration
October 2013	$100,000	December 31, 2015
April 2014	$200,000	December 31, 2015
February 2015	$150,000	December 31, 2016
January 2016	$200,000	December 31, 2017
April, 2016	$113,182	December 31, 2017

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

(2)	Under the terms of the 2008 Plan and the 2005 Plan, which expired in the second quarter of 2015, upon the vesting of RSUs, PRSUs and delivery of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended June 30, 2016, the Company satisfied such obligations in lieu of issuing (i) 54,754 shares of Class A common stock upon the vesting of 133,702 RSUs and (ii) 51,594 shares of Class A common stock upon the vesting of 102,347 shares of restricted Class A common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

PART IV

Item 6.	Exhibits

3.1	Certificate of Incorporation and Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.2	Certificate of Incorporation in Change of Name of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.3	Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

3.4	First Amendment to Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 9, 2008).

3.5	Second Amendment to the Amended and Restated Bye-Laws of Lazard Ltd (incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

4.1	Form of Specimen Certificate for Class A common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

4.2	Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.3	Fourth Supplemental Indenture, dated as of June 21, 2007, between Lazard Group LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on June 22, 2007).

4.4	Fifth Supplemental Indenture, dated as of November 14, 2013, between Lazard Group LLC and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on November 14, 2013).

4.5	Sixth Supplemental Indenture, dated as of February 13, 2015, between Lazard Group LLC and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on February 13, 2015).

4.6	Form of Senior Note (included in Exhibits 4.3, 4.4 and 4.5).

10.1	Amended and Restated Operating Agreement of Lazard Group LLC, dated as of October 26, 2015 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on October 28, 2015).

10.2	Second Amended and Restated Tax Receivable Agreement, dated as of October 26, 2015, by and among Ltd Sub A, Ltd Sub B and LTBP Trust (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on October 28, 2015).

10.3	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.4	Amendment dated as of February 16, 2011, by and among RCPI Landmark Properties, L.L.C. (as the successor in interest to Rockefeller Center Properties), RCPI 30 Rock 22234849, L.L.C. and Lazard Group LLC (as the successor in interest to Lazard Frères & Co. LLC), to the Lease dated as of

January 27, 1994, by and among Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.5	Occupational Lease, dated as of August 9, 2002, by and among Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.6*	Lazard Ltd 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.7*	Lazard Ltd 2008 Incentive Compensation Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.8*	Lazard Ltd 2016 French Sub-plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 10, 2016).

10.9*	Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 9, 2016, by and among the Registrant, Lazard Group LLC and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 27, 2016).

10.10*	Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 9, 2016, by and among the Registrant, Lazard Group LLC and Ashish Bhutani (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 27, 2016).

10.11*	Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 9, 2016, by and among the Registrant, Lazard Group LLC and Matthieu Bucaille (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 27, 2016).

10.12*	Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 9, 2016, by and among the Registrant, Lazard Group LLC and Scott D. Hoffman (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 27, 2016).

10.13*	Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 9, 2016, by and among the Registrant, Lazard Group LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 27, 2016).

10.14*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.15*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.16*	Form of Agreement evidencing a grant of Deferred Cash Award to Executive Officers (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.17*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.18	Amended and Restated Credit Agreement, dated as of September 25, 2015, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on October 28, 2015).

10.19*	Form of Agreement evidencing a grant of Lazard Fund Interests to Named Executive Officers (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 1, 2013).

10.20*	Form of Agreement evidencing a February 20, 2014 grant of Performance-Based Stock Units under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed May 6, 2014).

10.21*	Agreement between the Company and Kenneth M. Jacobs, dated as of February 20, 2014, evidencing a grant of Performance-Based Stock Units under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 6, 2014).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Matthieu Bucaille.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Matthieu Bucaille.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 1, 2016

LAZARD LTD

By:	/s/ Matthieu Bucaille
Name:	Matthieu Bucaille
Title:	Chief Financial Officer

By:	/s/ Dominick Ragone
Name:	Dominick Ragone
Title:	Chief Accounting Officer