Form 10-Q
period 2017-03-31
Lazard Ltd
filed 2017-05-01
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If the Registrant is an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of April 21, 2017, there were 129,766,091 shares of the Registrant’s Class A common stock outstanding (including 7,157,305 shares held by subsidiaries).

TABLE OF CONTENTS

When we use the terms “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd’s primary operating asset is its indirect ownership as of March 31, 2017 of all of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2017 AND DECEMBER 31, 2016

(UNAUDITED)

(dollars in thousands, except for per share data)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$891,455	$1,158,785
Deposits with banks and short-term investments	572,496	419,668
Cash deposited with clearing organizations and other segregated cash	33,687	29,030
Receivables (net of allowance for doubtful accounts of $29,662 and $16,386 at March 31, 2017 and December 31, 2016, respectively):
Fees	439,836	564,291
Customers and other	87,778	73,991
	527,614	638,282
Investments	382,074	459,422
Property (net of accumulated amortization and depreciation of $296,280 and $286,001 at March 31, 2017 and December 31, 2016, respectively)	206,143	209,021
Goodwill and other intangible assets (net of accumulated amortization of $60,909 and $60,080 at March 31, 2017 and December 31, 2016, respectively)	387,908	382,024
Deferred tax assets	1,135,107	1,075,777
Other assets	248,774	184,499
Total Assets	$4,385,258	$4,556,508

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2017 AND DECEMBER 31, 2016

(UNAUDITED)

(dollars in thousands, except for per share data)

	March 31,	December 31,
	2017	2016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$625,797	$472,283
Accrued compensation and benefits	288,987	541,588
Senior debt	1,189,043	1,188,600
Tax receivable agreement obligation	512,874	513,610
Deferred tax liabilities	8,801	9,168
Capital lease obligations	6,913	7,205
Other liabilities	539,656	530,241
Total Liabilities	3,172,071	3,262,695
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - no shares issued and outstanding	-	-
Series B - no shares issued and outstanding	-	-
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 129,766,091 shares issued at March 31, 2017 and December 31, 2016, including shares held by subsidiaries as indicated below)	1,298	1,298
Additional paid-in-capital	608,073	688,231
Retained earnings	1,101,988	1,134,186
Accumulated other comprehensive loss, net of tax	(296,699)	(314,222)
	1,414,660	1,509,493
Class A common stock held by subsidiaries, at cost (6,879,471 and 7,628,786 shares at March 31, 2017 and December 31, 2016, respectively)	(261,583)	(273,506)
Total Lazard Ltd Stockholders’ Equity	1,153,077	1,235,987
Noncontrolling interests	60,110	57,826
Total Stockholders’ Equity	1,213,187	1,293,813
Total Liabilities and Stockholders’ Equity	$4,385,258	$4,556,508

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended
	March 31,
	2017	2016
REVENUE
Investment banking and other advisory fees	$334,916	$265,143
Asset management fees	272,924	233,731
Interest income	1,654	1,372
Other	27,926	9,870
Total revenue	637,420	510,116
Interest expense	13,956	11,898
Net revenue	623,464	498,218
OPERATING EXPENSES
Compensation and benefits	361,801	297,210
Occupancy and equipment	27,484	27,007
Marketing and business development	19,752	19,688
Technology and information services	24,024	22,931
Professional services	11,462	9,762
Fund administration and outsourced services	15,913	13,435
Amortization and other acquisition-related costs	3,574	644
Other	9,257	9,164
Total operating expenses	473,267	399,841
OPERATING INCOME	150,197	98,377
Provision for income taxes	39,767	27,654
NET INCOME	110,430	70,723
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,877	3,900
NET INCOME ATTRIBUTABLE TO LAZARD LTD	$107,553	$66,823
ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	122,815,163	126,040,441
Diluted	132,689,375	132,891,284
NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.88	$0.53
Diluted	$0.81	$0.50
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$1.58	$1.55

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
NET INCOME	$110,430	$70,723
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments (including a tax benefit of $1,146 for the three months ended March 31, 2016)	16,932	11,739
Employee benefit plans:
Actuarial loss (net of tax benefit of $261 and $70 for the three months ended March 31, 2017 and 2016, respectively)	(495)	(141)
Adjustment for items reclassified to earnings (net of tax expense of $276 and $393 for the three months ended March 31, 2017 and 2016, respectively)	1,086	1,186
OTHER COMPREHENSIVE INCOME, NET OF TAX	17,523	12,784
COMPREHENSIVE INCOME	127,953	83,507
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,877	3,900
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD LTD	$125,076	$79,607

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$110,430	$70,723
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	7,662	8,389
Amortization of deferred expenses and share-based incentive compensation	92,766	117,140
Amortization and other acquisition-related costs	3,574	644
Deferred tax provision	17,520	11,586
(Increase) decrease in operating assets:
Deposits with banks and short-term investments	(146,251)	19,498
Cash deposited with clearing organizations and other segregated cash	(4,533)	1,474
Receivables-net	115,043	(11,757)
Investments	66,979	86,169
Other assets	(73,026)	(46,592)
Increase (decrease) in operating liabilities:
Deposits and other payables	146,271	(2,729)
Accrued compensation and benefits and other liabilities	(242,052)	(354,436)
Net cash (used in) provided by operating activities	94,383	(99,891)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(3,847)	(5,454)
Disposals of property	135	104
Net cash used in investing activities	(3,712)	(5,350)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	-	93
Excess tax benefits from share-based incentive compensation	-	2,720
Payments for:
Capital lease obligations	(396)	(417)
Distributions to noncontrolling interests	(1,001)	(424)
Payments under tax receivable agreement	(736)	(10,086)
Purchase of Class A common stock	(106,048)	(83,140)
Class A common stock dividends	(192,264)	(194,382)
Settlement of vested share-based incentive compensation	(61,478)	(50,455)
Other financing activities	(7,947)	(1,614)
Net cash used in financing activities	(369,870)	(337,705)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	11,869	12,187
NET DECREASE IN CASH AND CASH EQUIVALENTS	(267,330)	(430,759)
CASH AND CASH EQUIVALENTS—January 1	1,158,785	1,132,083
CASH AND CASH EQUIVALENTS—March 31	$891,455	$701,324

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2016

(UNAUDITED)

(dollars in thousands)

	Series A				Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total
	Preferred Stock		Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’
	Shares	$	Shares	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity
Balance - January 1, 2016	7,921	$-	129,766,091	$1,298	$600,034	$1,123,728	$(234,356)	4,253,381	$(177,249)	$1,313,455	$53,851	$1,367,306
Comprehensive income:
Net income						66,823				66,823	3,900	70,723
Other comprehensive income - net of tax							12,784			12,784		12,784
Amortization of share-based incentive compensation					94,638					94,638		94,638
Dividend-equivalents					23,793	(25,361)				(1,568)		(1,568)
Class A common stock dividends						(194,382)				(194,382)		(194,382)
Purchase of Class A common stock								2,424,571	(83,140)	(83,140)		(83,140)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $7,219					(192,121)			(3,674,957)	148,885	(43,236)		(43,236)
Distributions to noncontrolling interests, net										-	(331)	(331)
Other					(46)					(46)		(46)
Balance - March 31, 2016	7,921	$-	129,766,091	$1,298	$526,298	$970,808	$(221,572)	3,002,995	$(111,504)	$1,165,328	$57,420	$1,222,748

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2017

(UNAUDITED)

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’
	Shares	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity
Balance - January 1, 2017	129,766,091	$1,298	$688,231	$1,134,186	$(314,222)	7,628,786	$(273,506)	$1,235,987	$57,826	$1,293,813
Adjustment for the cumulative effect on prior years from the adoption of new accounting guidance related to share-based incentive compensation				81,544				81,544		81,544
Balance, as adjusted - January 1, 2017	129,766,091	1,298	688,231	1,215,730	(314,222)	7,628,786	(273,506)	1,317,531	57,826	1,375,357
Comprehensive income:
Net income				107,553				107,553	2,877	110,430
Other comprehensive income - net of tax					17,523			17,523		17,523
Amortization of share-based incentive compensation			77,527					77,527		77,527
Dividend-equivalents			25,977	(29,031)				(3,054)		(3,054)
Class A common stock dividends				(192,264)				(192,264)		(192,264)
Purchase of Class A common stock						2,464,967	(106,048)	(106,048)		(106,048)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $4,287			(183,736)			(3,214,282)	117,971	(65,765)		(65,765)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)			74					74		74
Distributions to noncontrolling interests, net								-	(1,001)	(1,001)
Other								-	408	408
Balance - March 31, 2017	129,766,091	$1,298	$608,073	$1,101,988	$(296,699)	6,879,471	$(261,583)	$1,153,077	$60,110	$1,213,187

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of March 31, 2017 and December 31, 2016. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group, which is governed by an Amended and Restated Operating Agreement dated as of October 26, 2015, as amended (the “Operating Agreement”).

Lazard Ltd’s primary operating asset is its indirect ownership of the common membership interests of, and managing member interests in, Lazard Group, whose principal operating activities are included in two business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”) and other strategic matters, restructurings, capital structure, capital raising, corporate preparedness and various other financial matters, and

•

Asset Management, which offers a broad range of global investment solutions and investment management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.

In addition, we record selected other activities in our Corporate segment, including management of cash, investments, deferred tax assets, outstanding indebtedness, certain contingent obligations, and assets and liabilities associated with Lazard Group’s Paris-based subsidiary Lazard Frères Banque SA (“LFB”).

Basis of Presentation

The accompanying condensed consolidated financial statements of Lazard Ltd have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Ltd’s Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying December 31, 2016 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

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

The consolidated results of operations for the three month period ended March 31, 2017 are not indicative of the results to be expected for any future interim or annual period.

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

2.	RECENT ACCOUNTING DEVELOPMENTS

Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting—In March 2016, the Financial Accounting Standards Board (the “FASB”) issued new guidance regarding share-based incentive compensation. The new guidance includes several amendments which affect various aspects of the accounting for share-based incentive compensation transactions, including the income tax consequences, estimation of forfeitures, effect on earnings per share, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2016. The Company adopted this new guidance on January 1, 2017. The new guidance has since January 1, 2017 affected, and the Company expects that in future periods the new guidance will affect, the provision for income taxes for the delivery of stock under share-based incentive compensation arrangements, as well as the effective tax rate in the relevant periods, which could be material to the condensed consolidated statements of operations and the classification of cash flows in the relevant periods. The inclusion of excess tax benefits as an operating activity within the statement of cash flows was adopted on a prospective basis, with prior periods unadjusted. Based on the new guidance, the excess tax benefits are no longer included as assumed proceeds in the calculation of earnings per share under the treasury stock method on a prospective basis. Upon adoption of the new guidance, the Company also recorded deferred tax assets of $81,544, net of a valuation allowance of $12,090, for previously unrecognized excess tax benefits (including tax benefits from dividends or dividend equivalents) on share-based incentive compensation arrangements, with an offsetting adjustment to retained earnings. With respect to forfeiture rates, the Company will continue to estimate the number of awards expected to be forfeited, rather than electing the option to account for forfeitures as they occur. See Note 14.

Revenue from Contracts with Customers—In May 2014, the FASB issued comprehensive new revenue recognition guidance. The guidance requires a company to recognize revenue when it transfers promised services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those services and requires enhanced disclosures. The guidance also changes the accounting for certain contract costs, including whether they may be offset against revenue in the condensed consolidated statements of operations. On July 9, 2015, the FASB approved the deferral of the effective date of the new revenue guidance by one year to annual reporting periods beginning after December 15, 2017, with early adoption being permitted for annual periods beginning after December 15, 2016. The guidance may be adopted using a full retrospective approach or a modified cumulative effect approach. During 2016, the FASB issued additional clarifications for certain aspects of the new revenue recognition guidance. The Company currently expects to adopt the revenue recognition guidance in the first quarter of 2018. The Company’s implementation efforts include the identification of revenue within the scope of the guidance and the evaluation of revenue contracts. The Company also continues to evaluate both the timing of revenue recognition and the presentation of certain contract costs.

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

Compensation—Retirement Benefits—Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost—In March 2016, the FASB issued updated guidance on the presentation of net benefit cost in the statement of operations and the components eligible for capitalization. The new guidance requires that only the service cost component of net periodic pension cost and net periodic postretirement benefit cost be presented with other employee compensation costs in operating expenses. The other components of net benefit cost, including amortization of prior service cost, and gains and losses from settlements and curtailments, are to be included in non-operating expenses. The new guidance also stipulates that only the service cost component of net benefit cost is eligible for capitalization. This new guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the new guidance.

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

Activity in the allowance for doubtful accounts for the three month periods ended March 31, 2017 and 2016 was as follows:

	Three Months Ended
	March 31,
	2017	2016
Beginning Balance	$16,386	$12,882
Bad debt expense, net of recoveries	13,651	514
Charge-offs, foreign currency translation and other adjustments	(375)	(2,166)
Ending Balance	$29,662	$11,230

Bad debt expense, net of recoveries is included in “investment banking and other advisory fees” on the condensed consolidated statements of operations.

At March 31, 2017 and December 31, 2016, the Company had receivables past due or deemed uncollectible of $42,489 and $22,212, respectively.

Of the Company’s fee receivables at March 31, 2017 and December 31, 2016, $63,119 and $76,133, respectively, represented interest-bearing financing receivables. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $464,495 and $562,149 at March 31, 2017 and December 31, 2016, respectively, approximates fair value.

4.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Interest-bearing deposits	$483	$456
Equities	42,962	41,017
Funds:
Alternative investments (a)	31,046	32,441
Debt (a)	61,486	74,597
Equity (a)	135,926	188,268
Private equity	109,949	122,421
	338,407	417,727
Equity method	222	222
Total investments	382,074	459,422
Less:
Interest-bearing deposits	483	456
Equity method	222	222
Investments, at fair value	$381,369	$458,744
Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$4,293	$4,482

(a)

Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $11,085, $24,004 and $71,552, respectively, at March 31, 2017 and $13,080, $37,869 and $128,219, respectively, at December 31, 2016, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 6 and 12).

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

Private equity investments include those owned by Lazard and those consolidated but not owned by Lazard. Private equity investments owned by Lazard are primarily comprised of investments in private equity funds. Such investments primarily include (i) Edgewater Growth Capital Partners III, L.P. (“EGCP III”), a fund primarily making equity and buyout investments in middle market companies, (ii) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies, and (iii) a fund targeting significant noncontrolling-stake investments in established private companies.

Private equity investments consolidated but not owned by Lazard relate to the economic interests that are owned by the management team and other investors in the Edgewater Funds (“Edgewater”).

During the three month periods ended March 31, 2017 and 2016, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to “trading” securities still held as of the reporting date as follows:

	Three Months Ended
	March 31,
	2017	2016
Net unrealized investment gains	$13,180	$5,315

5.	FAIR VALUE MEASUREMENTS

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

The fair value of investments in private equity funds is classified as Level 2 for certain investments that were valued based on a probable transaction value as of the reporting date that differs from net asset value (“NAV”).

The fair value of securities sold, not yet purchased, is classified as Level 1 when the fair values are based on unadjusted quoted prices in active markets.

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

The fair value of derivatives entered into by the Company is classified as Level 2 and is based on the values of the related underlying assets, indices or reference rates as follows: the fair value of forward foreign currency exchange rate contracts is a function of the spot rate and the interest rate differential of the two currencies from the trade date to settlement date; the fair value of total return swaps is based on the change in fair value of the related underlying equity security, financial instrument or index and a specified notional holding; the fair value of interest rate swaps is based on the interest rate yield curve; and the fair value of derivative liabilities related to LFI and other similar deferred compensation arrangements is based on the value of the underlying investments, adjusted for forfeitures. See Note 6.

Investments Measured at NAV—As a practical expedient, the Company uses NAV or its equivalent to measure the fair value of certain investments. NAV is primarily determined based on information provided by external fund administrators. The Company’s investments valued at NAV as a practical expedient in (i) alternative investment funds, debt funds and equity funds are redeemable in the near term, and (ii) private equity funds are not redeemable in the near term as a result of redemption restrictions.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables present, as of March 31, 2017 and December 31, 2016, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	March 31, 2017
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Equities	$41,425	$-	$1,537	$-	$42,962
Funds:
Alternative investments	23,999	-	-	7,047	31,046
Debt	61,480	-	-	6	61,486
Equity	135,884	-	-	42	135,926
Private equity	-	28,196	-	81,753	109,949
Derivatives	-	4,057	-	-	4,057
Total	$262,788	$32,253	$1,537	$88,848	$385,426
Liabilities:
Securities sold, not yet purchased	$4,293	$-	$-	$-	$4,293
Contingent consideration liability	-	-	25,104	-	25,104
Derivatives	-	179,023	-	-	179,023
Total	$4,293	$179,023	$25,104	$-	$208,420

	December 31, 2016
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Equities	$39,509	$-	$1,508	$-	$41,017
Funds:
Alternative investments	25,316	-	-	7,125	32,441
Debt	74,591	-	-	6	74,597
Equity	188,229	-	-	39	188,268
Private equity	-	-	-	122,421	122,421
Derivatives	-	1,993	-	-	1,993
Total	$327,645	$1,993	$1,508	$129,591	$460,737
Liabilities:
Securities sold, not yet purchased	$4,482	$-	$-	$-	$4,482
Contingent consideration liability	-		22,608		22,608
Derivatives	-	182,223	-	-	182,223
Total	$4,482	$182,223	$22,608	$-	$209,313

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,508	$2	$-	$(8)	$35	$1,537
Total Level 3 Assets	$1,508	$2	$-	$(8)	$35	$1,537

Liabilities:
Contingent consideration liability	$22,608	$2,745	$-	$(249)	$-	$25,104
Total Level 3 Liabilities	$22,608	$2,745	$-	$(249)	$-	$25,104

	Three Months Ended March 31, 2016
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,276	$3	$-	$-	$22	$1,301
Total Level 3 Assets	$1,276	$3	$-	$-	$22	$1,301

(a)

Earnings recorded in “other revenue” for investments in equities for the three month periods ended March 31, 2017 and 2016 include net unrealized gains of $0 and $3, respectively. Earnings recorded in “amortization and other acquisition-related costs” for the contingent consideration liability for the three month period ended March 31, 2017 includes unrealized losses of $2,745.

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month periods ended March 31, 2017 and 2016. Certain investments that were valued at NAV as of December 31, 2016 were transferred to Level 2 from the NAV category in the three months ended March 31, 2017, as these investments were valued based on a probable transaction value as of the reporting date that differs from NAV.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables present, at March 31, 2017 and December 31, 2016, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	March 31, 2017
					Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments		% of Fair Value Not Redeemable	% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$5,974	$-		NA	NA	NA	NA	(a)	<30-60 days
Funds of funds	505	-		NA	NA	NA	NA	(b)	<30-90 days
Other	568	-		NA	NA	NA	NA	(c)	<30-60 days
Debt funds	6	-		NA	NA	NA	NA	(d)	30 days
Equity funds	42	-		NA	NA	NA	NA	(e)	<30-90 days
Private equity funds:
Equity growth	81,753	9,183	(f)	100%	14%	40%	46%	NA	NA
Total	$88,848	$9,183

(a)	weekly (48%), monthly (2%) and quarterly (50%)
(b)	monthly (98%) and quarterly (2%)
(c)	daily (6%) and monthly (94%)
(d)	daily (100%)
(e)	daily (18%), monthly (51%) and quarterly (31%)
(f)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $6,904 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Investment Capital Funding Commitments—At March 31, 2017, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $8,613. The investment period for EGCP III ended on October 12, 2016, after which point the Company’s obligation to fund capital contributions for new investments in EGCP III expired. The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.

6.	DERIVATIVES

The Company enters into forward foreign currency exchange rate contracts, interest rate swaps, interest rate futures, total return swap contracts on various equity and debt indices and other derivative contracts to economically hedge exposures to fluctuations in currency exchange rates, interest rates and equity and debt prices. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value, and are included in “other assets” and “other liabilities” on the condensed consolidated statements of financial condition. Gains and losses on the Company’s derivative instruments are generally included in “interest income” and “interest expense”, respectively, or “revenue-other”, depending on the nature of the underlying item, in the condensed consolidated statements of operations.

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

The table below presents the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 12) on the accompanying condensed consolidated statements of financial condition as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Derivative Assets:
Forward foreign currency exchange rate contracts	$3,937	$1,993
Total return swaps and other (a)	120	-
	$4,057	$1,993
Derivative Liabilities:
Forward foreign currency exchange rate contracts	$736	$2,792
Total return swaps and other (a)	3,547	9,043
LFI and other similar deferred compensation arrangements	174,740	170,388
	$179,023	$182,223

(a)

For total return swaps, amounts represent the netting of gross derivative assets and liabilities of $197 and $3,624 as of March 31, 2017, respectively, and $357 and $9,400 as of December 31, 2016, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets”, with receivables for net cash collateral under such contracts of $12,376 and $16,996 as of March 31, 2017 and December 31, 2016, respectively.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2017 and 2016, were as follows:

	Three Months Ended
	March 31,
	2017	2016
Forward foreign currency exchange rate contracts	$1,472	$(7,300)
LFI and other similar deferred compensation arrangements	(7,353)	2,514
Total return swaps and other	(5,385)	(699)
Total	$(11,266)	$(5,485)

7.	PROPERTY

At March 31, 2017 and December 31, 2016, property consisted of the following:

	Estimated Depreciable	March 31,	December 31,
	Life in Years	2017	2016
Buildings	33	$134,711	$132,821
Leasehold improvements	3-20	177,165	175,810
Furniture and equipment	3-10	180,120	172,353
Construction in progress		10,427	14,038
Total		502,423	495,022
Less - Accumulated depreciation and amortization		296,280	286,001
Property		$206,143	$209,021

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at March 31, 2017 and December 31, 2016 are presented below:

	March 31,	December 31,
	2017	2016
Goodwill	$379,808	$373,117
Other intangible assets (net of accumulated amortization)	8,100	8,907
	$387,908	$382,024

At March 31, 2017 and December 31, 2016, goodwill of $315,267 and $308,576, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the three month periods ended March 31, 2017 and 2016 are as follows:

	Three Months Ended
	March 31,
	2017	2016
Balance, January 1	$373,117	$320,761
Foreign currency translation adjustments	6,691	6,289
Balance, March 31	$379,808	$327,050

All changes in the carrying amount of goodwill for the three month periods ended March 31, 2017 and 2016 are attributable to the Company’s Financial Advisory segment.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The gross cost and accumulated amortization of other intangible assets as of March 31, 2017 and December 31, 2016, by major intangible asset category, are as follows:

	March 31, 2017			December 31, 2016
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/performance fees	$35,279	$27,744	$7,535	$35,259	$26,984	$8,275
Management fees, customer relationships and non-compete agreements	33,730	33,165	565	33,728	33,096	632
	$69,009	$60,909	$8,100	$68,987	$60,080	$8,907

Amortization expense of intangible assets, included in “amortization and other acquisition-related costs” in the condensed consolidated statements of operations, for the three month periods ended March 31, 2017 and 2016 was $829 and $644, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2017 (April 1 through December 31)	$6,562
2018	1,412
2019	74
2020	52
Total amortization expense	$8,100

(a)	Approximately 26% of intangible asset amortization is attributable to a noncontrolling interest.

9.	SENIOR DEBT

Senior debt is comprised of the following as of March 31, 2017 and December 31, 2016:

				Outstanding as of
	Initial		Annual	March 31, 2017			December 31, 2016
	Principal Amount	Maturity Date	Interest Rate(a)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2020 Senior Notes	500,000	11/14/20	4.25%	$500,000	$3,339	$496,661	$500,000	$3,569	$496,431
Lazard Group 2025 Senior Notes	400,000	2/13/25	3.75%	400,000	3,714	396,286	400,000	3,833	396,167
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	300,000	3,904	296,096	300,000	3,998	296,002
Total				$1,200,000	$10,957	$1,189,043	$1,200,000	$11,400	$1,188,600

(a)

The effective interest rates of Lazard Group’s 4.25% senior notes due November 14, 2020 (the “2020 Notes”), Lazard Group’s 3.75% senior notes due February 13, 2025 (the “2025 Notes”) and Lazard Group’s 3.625% senior notes due March 1, 2027  (the “2027 Notes”) are 4.43%, 3.87% and 3.76%, respectively.

On September 25, 2015, Lazard Group entered into an Amended and Restated Credit Agreement for a five-year $150,000 senior revolving credit facility with a group of lenders (the “Amended and Restated Credit Agreement”), which expires in September 2020. The Amended and Restated Credit Agreement amended and restated the previous credit agreement dated September 25, 2012. Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. At March 31, 2017 and December 31, 2016, no amounts were outstanding under the Amended and Restated Credit Agreement.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The Amended and Restated Credit Agreement, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of March 31, 2017, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

As of March 31, 2017, the Company had approximately $172,000 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement, and unused lines of credit available to LFB of approximately $21,000 (at March 31, 2017 exchange rates).

The Company’s senior debt at March 31, 2017 and December 31, 2016 is carried at historical amounts of $1,189,043 and $1,188,600, respectively. At those dates, the fair value of such senior debt was approximately $1,219,000 and $1,204,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

10.	COMMITMENTS AND CONTINGENCIES

Leases—The Company has various leases and other contractual commitments arising in the ordinary course of business.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At March 31, 2017, LFB had $3,174 of such indemnifications and held $3,092 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the condensed consolidated statement of financial condition.

Business Acquisitions—For businesses acquired in 2016, consideration consists of (i) previously paid one-time cash payments, 60,817 shares of Class A common stock subject to non-compete provisions, and non-contingent interests exchangeable into 204,651 shares of Class A common stock, and (ii) up to 810,742 additional shares of Class A common stock that are subject to certain performance thresholds. As of March 31, 2017, none of the contingent shares had been earned.

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, each of LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At March 31, 2017, LFB and LFNY had no such underwriting commitments.

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

Share Repurchase Program—During the three month period ended March 31, 2017 and since 2014, the Board of Directors of Lazard authorized the repurchase of Class A common stock as set forth in the table below:

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

Three Months Ended March 31:	Number of Shares Purchased	Average Price Per Share
2016	2,424,571	$34.29
2017	2,464,967	$43.02

During the three month periods ended March 31, 2017 and 2016, certain of our executive officers received Class A common stock in connection with the vesting of previously-granted deferred equity incentive awards. The vesting of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of Class A common stock from the executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the three month period ended March 31, 2017, the Company purchased shares of Class A common stock from an executive officer. The aggregate value of all such purchases during the three month periods ended March 31, 2017 and 2016 was approximately $14,700 and $3,100, respectively.

As of March 31, 2017, a total of $249,078 of share repurchase authorization remained available under the Company’s share repurchase program, $13,078 of which will expire on December 31, 2017 and $236,000 of which will expire on December 31, 2018.

During the three month period ended March 31, 2017, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A and Series B preferred stock. Series A and Series B preferred shares were issued in connection with certain prior year business acquisitions and were each non-participating securities convertible into Class A common stock, and had no voting or dividend rights. As of both March 31, 2017 and December 31, 2016, no shares of Series A or Series B preferred stock were outstanding.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Accumulated Other Comprehensive Income (Loss), Net of Tax (“AOCI”)—The tables below reflect the balances of each component of AOCI at March 31, 2017 and 2016 and activity during the three month periods then ended:

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2017	$(155,204)	$(159,020)	$(314,224)	$(2)	$(314,222)
Activity January 1 to March 31, 2017:
Other comprehensive income (loss) before reclassifications	16,932	(495)	16,437	-	16,437
Adjustments for items reclassified to earnings, net of tax		1,086	1,086	-	1,086
Net other comprehensive income	16,932	591	17,523	-	17,523
Balance, March 31, 2017	$(138,272)	$(158,429)	$(296,701)	$(2)	$(296,699)

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2016	$(97,284)	$(137,073)	$(234,357)	$(1)	$(234,356)
Activity January 1 to March 31, 2016:
Other comprehensive income (loss) before reclassifications	11,739	(141)	11,598	-	11,598
Adjustments for items reclassified to earnings, net of tax	-	1,186	1,186	-	1,186
Net other comprehensive income	11,739	1,045	12,784	-	12,784
Balance, March 31, 2016	$(85,545)	$(136,028)	$(221,573)	$(1)	$(221,572)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month periods ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Amortization relating to employee benefit plans (a)	$1,362	$1,579
Less - related income taxes	276	393
Total reclassifications, net of tax	$1,086	$1,186

(a)	Included in the computation of net periodic benefit cost (see Note 13). Such amounts are included in “compensation and benefits” expense on the condensed consolidated statements of operations.

Noncontrolling Interests—Noncontrolling interests principally represent interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The tables below summarize net income attributable to noncontrolling interests for the three month periods ended March 31, 2017 and 2016 and noncontrolling interests as of March 31, 2017 and December 31, 2016 in the Company’s condensed consolidated financial statements:

	Net Income Attributable to Noncontrolling Interests
	Three Months Ended
	March 31,
	2017	2016
Edgewater	$2,877	$3,900

	Noncontrolling Interests as of
	March 31,	December 31,
	2017	2016
Edgewater	$59,533	$57,238
Other	577	588
Total	$60,110	$57,826

Dividends Declared, April 26, 2017—On April 26, 2017, the Board of Directors of Lazard declared a quarterly dividend of $0.41 per share on our Class A common stock, payable on May 19, 2017, to stockholders of record on May 8, 2017.

12.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2008 Plan and 2005 Equity Incentive Plan (the “2005 Plan”) and activity with respect thereto during the three month periods ended March 31, 2017 and 2016 is presented below.

Shares Available Under the 2008 Plan and 2005 Plan

The 2008 Plan authorizes the issuance of shares of Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”) and other share-based awards. Under the 2008 Plan, the maximum number of shares available is based on a formula that limits the aggregate number of shares that may, at any time, be subject to awards that are considered “outstanding” under the 2008 Plan to 30% of the then-outstanding shares of Class A common stock.

The 2005 Plan authorized the issuance of up to 25,000,000 shares of Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, RSUs and other share-based awards. Each RSU or similar award granted under the 2005 Plan represents a contingent right to receive one share of Class A common stock, at no cost to the recipient. The fair value of such awards is generally determined based on the closing market price of Class A common stock at the date of grant. The 2005 Plan expired in the second quarter of 2015, although unvested awards granted under the 2005 Plan remain outstanding and continue to be subject to its terms.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs and restricted stock awards) and “professional services” expense (with respect to deferred stock units (“DSUs”)) within the Company’s accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Share-based incentive awards:
RSUs	$55,941	$54,408
PRSUs	11,782	16,689
Restricted Stock	9,649	23,476
DSUs	155	65
Total	$77,527	$94,638

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

RSUs generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any dividends paid on Class A common stock during such period. During the three month periods ended March 31, 2017 and 2016, issuances of RSUs pertaining to such dividend participation rights and respective charges to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”), consisted of the following:

	Three Months Ended
	March 31,
	2017	2016
Number of RSUs issued	613,795	700,651
Charges to retained earnings, net of estimated forfeitures	$25,977	$23,793

Non-executive members of the Board of Directors (“Non-Executive Directors”) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 1,551 DSUs granted during the three month period ended March 31, 2017.  Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of Class A common stock at the time of cessation of service to the Board of Directors and, for purposes of calculating diluted net

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

income per share, are included in the diluted weighted average shares of Class A common stock outstanding using the “treasury stock” method. DSUs include a cash dividend participation right equivalent to dividends paid on Class A common stock.

The Company’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date immediately preceding the date of the grant. During the three month periods ended March 31, 2017 and 2016, 3,555 and 2,110 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs during the three month periods ended March 31, 2017 and 2016:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2017	11,698,138	$40.65	276,725	$36.05
Granted (including 613,795 RSUs relating to dividend participation)	4,926,935	$43.05	5,106	$42.91
Forfeited	(19,077)	$39.88		-
Vested	(3,621,454)	$45.53		-
Balance, March 31, 2017	12,984,542	$40.20	281,831	$36.18
Balance, January 1, 2016	9,599,658	$44.06	312,670	$35.98
Granted (including 700,651 RSUs relating to dividend participation)	6,140,020	$34.54	2,110	$31.47
Forfeited	(55,826)	$41.58	-	-
Vested	(4,100,192)	$39.12	-	-
Balance, March 31, 2016	11,583,660	$40.78	314,780	$35.95

In connection with RSUs that vested during the three month periods ended March 31, 2017 and 2016, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,229,531 and 1,327,399 shares of Class A common stock during such respective three month periods. Accordingly, 2,391,923 and 2,772,793 shares of Class A common stock held by the Company were delivered during the three month periods ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, estimated unrecognized RSU compensation expense was approximately $260,079, with such expense expected to be recognized over a weighted average period of approximately 1.0 year subsequent to March 31, 2017.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the three month periods ended March 31, 2017 and 2016:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2017	1,655,073	$40.95
Granted	841,355	$42.58
Forfeited	(11,087)	$41.38
Vested	(263,457)	$47.93
Balance, March 31, 2017	2,221,884	$40.73
Balance, January 1, 2016	713,738	$47.12
Granted	1,795,258	$36.78
Forfeited	(25,662)	$39.89
Vested	(627,110)	$36.61
Balance, March 31, 2016	1,856,224	$40.77

In connection with shares of restricted Class A common stock that vested during the three month periods ended March 31, 2017 and 2016, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 108,239 and 77,795 shares of Class A common stock during such respective three month periods. Accordingly, 155,218 and 549,315 shares of Class A common stock held by the Company were delivered during the three month periods ended March 31, 2017 and 2016, respectively.

The restricted stock awards include a cash dividend participation right equivalent to dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At March 31, 2017, estimated unrecognized restricted stock expense was approximately $55,675, with such expense to be recognized over a weighted average period of approximately 0.9 years subsequent to March 31, 2017.

PRSUs

PRSUs are RSUs that are subject to both performance-based and service-based vesting conditions. The number of shares of Class A common stock that a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics that relate to the Company’s performance over a three-year period. The target number of shares of Class A common stock subject to each PRSU is one; however, based on the achievement of the performance criteria, the number of shares of Class A common stock that may be received in connection with each PRSU generally can range from zero to two times the target number.  PRSUs will vest on a single date three years following the date of the grant, provided the applicable service and performance conditions are satisfied. In addition, the performance metrics applicable to each PRSU will be evaluated on an annual basis at the end of each fiscal year during the performance period and, if the Company has achieved a threshold level of performance with respect to the fiscal year, 25% of the target number of shares of Class A common stock subject to each PRSU will no longer be at risk of forfeiture based on the achievement of performance criteria. PRSUs include dividend participation rights that provide that during vesting periods, the target number of PRSUs (or, following the relevant performance period, the actual number of shares of Class A common stock that are no longer subject to performance conditions) receive dividend equivalents at the same rate that dividends are paid on Class A common stock during such periods. These dividend equivalents are credited as RSUs that are not subject to the performance-based vesting criteria but are otherwise subject to the same restrictions as the underlying PRSUs to which they relate.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity relating to PRSUs during the three month periods ended March 31, 2017 and 2016:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2017	1,590,756	$40.76
Granted (a)	458,113	$43.76
Vested	(752,770)	$42.26
Balance, March 31, 2017	1,296,099	$40.95
Balance, January 1, 2016	1,019,038	$44.49
Granted (a)	627,956	$32.91
Vested	(417,018)	$38.43
Balance, March 31, 2016	1,229,976	$40.63

(a)	Represents PRSU awards granted during the relevant year at the target payout level.

In connection with certain PRSUs that vested during the three month periods ended March 31, 2017 and 2016, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 85,629 and 64,169 shares of Class A common stock during such respective three month periods. Accordingly, 667,141 and 352,849 shares of Class A common stock held by the Company were delivered during the three month periods ended March 31, 2017 and 2016, respectively.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of March 31, 2017, the total estimated unrecognized compensation expense was approximately $20,853, and the Company expects to amortize such expense over a weighted-average period of approximately 0.7 years subsequent to March 31, 2017.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the three month periods ended March 31, 2017 and 2016:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2017	$49,650	$170,388
Granted	77,580	77,580
Settled	-	(81,559)
Forfeited	(93)	(133)
Amortization	(12,491)	-
Change in fair value related to:
Increase in fair value of underlying investments	-	7,353
Adjustment for estimated forfeitures	-	532
Other	(12)	579
Balance, March 31, 2017	$114,634	$174,740

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2016	$75,703	$193,574
Granted	51,871	51,871
Settled	-	(64,488)
Forfeited	(340)	(681)
Amortization	(19,436)	-
Change in fair value related to:
Decrease in fair value of underlying investments	-	(2,514)
Adjustment for estimated forfeitures	-	1,804
Other	132	913
Balance, March 31, 2016	$107,930	$180,479

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.0 year subsequent to March 31, 2017.

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Amortization, net of forfeitures	$12,983	$20,899
Change in the fair value of underlying investments	7,353	(2,514)
Total	$20,336	$18,385

13.	EMPLOYEE BENEFIT PLANS

The Company provides retirement and other post-retirement benefits to certain of its employees through defined benefit pension plans (the “pension plans”) and, until December 2016, in the U.S., a partially funded contributory medical post-retirement plan covering certain qualifying U.S. employees (the “medical plan” and together with the pension plans, the “post-retirement plans”). The Company also offers defined contribution plans to its employees. The post-retirement plans generally provide benefits to participants based on average levels of compensation. Expenses related to the Company’s employee benefit plans are included in “compensation and benefits” expense on the condensed consolidated statements of operations.

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

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s post-retirement plans for the three month periods ended March 31, 2017 and 2016:

	Pension Plans		Medical Plan
	Three Months Ended March 31,
	2017	2016	2017	2016
Components of Net Periodic Benefit Cost (Credit):
Service cost	$340	$307	$-	$4
Interest cost	3,981	5,213	-	45
Expected return on plan assets	(6,105)	(7,166)	-	-
Amortization of:
Prior service cost	30	590	-	-
Net actuarial loss (gain)	1,332	989	-	-
Net periodic benefit cost (credit)	$(422)	$(67)	$-	$49

14.	INCOME TAXES

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

The Company recorded income tax provisions of $39,767 and $27,654 for the three month periods ended March 31, 2017 and 2016, respectively, representing effective tax rates of 26.5% and 28.1%, respectively. The difference between the U.S. federal statutory rate of 35.0% and the effective tax rates reflected above principally relates to (i) taxes payable to foreign jurisdictions that are not offset against U.S. income taxes, (ii) foreign source income (loss) not subject to U.S. income taxes (including interest on intercompany financings), (iii) change in the U.S. federal valuation allowance affecting the provision for income taxes, (iv) excess net tax benefit for share-based incentive compensation, and (v) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate.

On January 1, 2017, the Company adopted new accounting guidance on share-based incentive compensation. Upon adoption, the Company recognized excess tax benefits of $7,356 from the vesting of share-based incentive compensation in the provision for income taxes in the condensed consolidated statements of operations for the three month period ended March 31, 2017. The Company also recorded deferred tax assets of $81,544, net of a valuation allowance of $12,090, as of January 1, 2017, for previously unrecognized excess tax benefits (including tax benefits from dividends or dividend equivalents) on share-based incentive compensation, with an offsetting adjustment to retained earnings. See Note 2 for further information on the adoption of this new guidance.

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

The Company’s basic and diluted net income per share calculations for the three month periods ended March 31, 2017 and 2016 are computed as described below.

Basic Net Income Per Share

Numerator—utilizes net income attributable to Lazard Ltd for the respective periods.

Denominator—utilizes the weighted average number of shares of Class A common stock outstanding for the respective periods, plus applicable adjustments to such shares associated with shares of Class A common stock issuable on a non-contingent basis.

Diluted Net Income Per Share

Numerator—utilizes net income attributable to Lazard Ltd for the respective periods as in the basic net income per share calculation described above.

Denominator—utilizes the weighted average number of shares of Class A common stock outstanding for the respective periods as in the basic net income per share calculation described above, plus, to the extent dilutive, the incremental number of shares of Class A common stock required to settle share-based incentive compensation.

The calculations of the Company’s basic and diluted net income per share and weighted average shares outstanding for the three month periods ended March 31, 2017 and 2016 are presented below:

	Three Months Ended
	March 31,
	2017	2016
Net income attributable to Lazard Ltd - basic	$107,553	$66,823
Net income attributable to Lazard Ltd - diluted	$107,553	$66,823
Weighted average number of shares of Class A common stock outstanding	122,531,221	125,968,430
Add - adjustment for shares of Class A common stock issuable on a non-contingent basis	283,942	72,011
Weighted average number of shares of Class A common stock outstanding - basic	122,815,163	126,040,441
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of Class A common stock issuable from share-based incentive compensation	9,874,212	6,850,843
Weighted average number of shares of Class A common stock outstanding - diluted	132,689,375	132,891,284
Net income attributable to Lazard Ltd per share of Class A common stock:
Basic	$0.88	$0.53
Diluted	$0.81	$0.50

16.	RELATED PARTIES

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance fees for providing such services. Investment advisory fees relating to such services were $140,577 and $118,910 for the three month periods ended March 31, 2017 and 2016, respectively, and

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $52,867 and $49,944 remained as receivables at March 31, 2017 and December 31, 2016, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.

Tax Receivable Agreement

The Second Amended and Restated Tax Receivable Agreement, dated as of October 26, 2015 (the “Amended and Restated Tax Receivable Agreement”), between Lazard and LTBP Trust, a Delaware statutory trust (the “Trust”), provides for the payment by our subsidiaries to the Trust of (i) approximately 45% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of certain increases in tax basis and of certain other tax benefits related to the Amended and Restated Tax Receivable Agreement, and (ii) an amount that we currently expect will approximate 85% of the cash tax savings that may arise from tax benefits attributable to payments under the Amended and Restated Tax Receivable Agreement. Our subsidiaries expect to benefit from the balance of cash savings, if any, in income tax that our subsidiaries realize. Any amount paid by our subsidiaries to the Trust will generally be distributed to the owners of the Trust, including our executive officers, in proportion to their beneficial interests in the Trust.

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

The cumulative liability relating to our obligations under the Amended and Restated Tax Receivable Agreement as of March 31, 2017 and December 31, 2016 was $512,874 and $513,610, respectively, and is recorded in “tax receivable agreement obligation” on the condensed consolidated statements of financial condition. The balance at March 31, 2017 reflects a payment made under the Amended and Restated Tax Receivable Agreement in the first quarter of 2017 of $736.

Other

See Note 11 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.

17.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At March 31, 2017, LFNY’s regulatory net capital was $79,663, which exceeded the minimum requirement by $74,877. LFNY’s aggregate indebtedness to net capital ratio was 0.90:1 as of March 31, 2017.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At March 31, 2017, the aggregate regulatory net capital of the U.K. Subsidiaries was $128,206, which exceeded the minimum requirement by $112,123.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG and other clients, and asset-liability management. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), also are subject to regulation and supervision by the Autorité des Marchés Financiers. At March 31, 2017, the consolidated regulatory net capital of CFLF was $133,162, which exceeded the minimum requirement set for regulatory capital levels by $88,708. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At December 31, 2016, the regulatory net capital of the combined European regulated group was $159,102, which exceeded the minimum requirement set for regulatory capital levels by $84,949. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At March 31, 2017, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $120,725, which exceeded the minimum required capital by $94,924.

At March 31, 2017, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

Any new or expanded rules and regulations that may be adopted in countries in which we operate (including regulations that have not yet been proposed) could affect us in other ways.

18.	SEGMENT INFORMATION

The Company’s reportable segments offer different products and services and are managed separately as different levels and types of expertise are required to effectively manage the segments’ transactions. Each segment is reviewed to determine the allocation of resources and to assess its performance. The Company’s principal operating activities are included in its Financial Advisory and Asset Management business segments as described in Note 1 above. In addition, as described in Note 1, the Company records selected other activities in its Corporate segment.

The Company’s segment information for the three month periods ended March 31, 2017 and 2016 is prepared using the following methodology:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended
		March 31,
		2017	2016
Financial Advisory	Net Revenue	$335,812	$266,014
	Operating Expenses	262,751	227,078
	Operating Income	$73,061	$38,936
Asset Management	Net Revenue	$283,363	$245,759
	Operating Expenses	188,751	175,161
	Operating Income	$94,612	$70,598
Corporate	Net Revenue	$4,289	$(13,555)
	Operating Expenses	21,765	(2,398)
	Operating Loss	$(17,476)	$(11,157)
Total	Net Revenue	$623,464	$498,218
	Operating Expenses	473,267	399,841
	Operating Income	$150,197	$98,377

	As Of
	March 31, 2017	December 31, 2016
Total Assets
Financial Advisory	$828,374	$907,035
Asset Management	572,915	645,653
Corporate	2,983,969	3,003,820
Total	$4,385,258	$4,556,508

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Ltd’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”). All references to “2017,” “2016,” “first quarter,” “three months” or “the period” refer to, as the context requires, the three month periods ended March 31, 2017 and March 31, 2016.

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

The Company is committed to providing timely and accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, the Company uses its website, its twitter account (twitter.com/Lazard) and other social media sites to convey information about our businesses, including the anticipated release of quarterly financial results, quarterly financial, statistical and business-related information, and the posting of updates of AUM in various mutual funds, hedge funds and other investment products managed by our Asset Management business. Investors can link to Lazard Ltd, Lazard Group and their operating company websites through http://www.lazard.com. Our websites and social media sites and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-Q.

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

Our principal sources of revenue are derived from activities in the following business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding M&A and other strategic matters, restructurings, capital structure, capital raising, corporate preparedness and various other financial matters, and

•

Asset Management, which offers a broad range of global investment solutions and investment management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.

In addition, we record selected other activities in our Corporate segment, including management of cash, investments, deferred tax assets, outstanding indebtedness, certain contingent obligations, and assets and liabilities associated with Lazard Group’s Paris-based subsidiary, Lazard Frères Banque SA (“LFB”).

Our consolidated net revenue was derived from the following segments:

	Three Months Ended
	March 31,
	2017	2016
Financial Advisory	54%	53%
Asset Management	45	49
Corporate	1	(2)
Total	100%	100%

We also invest our own capital from time to time, generally alongside capital of qualified institutional and individual investors in alternative investments or private equity investments, and, since 2005, we have engaged in a number of alternative investments and private equity activities, including, historically, investments through (i) Edgewater, our Chicago-based private equity firm, (ii) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies and (iii) a fund targeting significant noncontrolling-stake investments in established private companies. We also make investments to seed our Asset Management strategies.

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

Equity market indices for developed and emerging markets at March 31, 2017 generally increased as compared to such indices at March 31, 2016 and December 31, 2016. In the global M&A markets during the first quarter of 2017, the value and number of all completed M&A transactions decreased as compared to the same period in the prior year, as did the value of the subset of such transactions involving values greater than $500 million. During the same time, the value of all announced M&A transactions, including the subset of such transactions involving values greater than $500 million, increased. During the first quarter of 2017, global restructuring activity, as measured by the number of corporate defaults, decreased as compared to the first quarter of 2016, primarily due to a lower level of defaults in the commodity sectors.

On an ongoing basis, regional, macroeconomic and geopolitical factors, including any potential regional tax or regulatory reform, may impact our business. However, despite political uncertainties, overall, the global macroeconomic outlook for the near- to mid-term appears positive. The U.S. economy appears to be healthy, and the European economy seems to continue to recover. Corporate cash balances remain high, and interest rates remain low for companies with strong credit ratings. Although market volatility may affect our business from time to time, the longer-term trends appear to remain favorable for both of our businesses.

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

•

Asset Management—In the short to intermediate term, we expect most investor demand will come from defined benefit and defined contribution plans in the developed economies because of their sheer scope and size. Over the longer term, we expect an increasing share of our AUM to come from the developing economies in Asia, Latin America and the Middle East, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Our global footprint is already well established in the developed economies and we expect our business in the developing economies will slowly expand. Given our diversified investment platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from growth that may occur in the asset management industry. We are continually developing and seeding new investment strategies that extend our existing platforms. Recent examples of growth initiatives include the following investment strategies: European Long/Short Equity, various Quantitative Equity strategies, various Multi-Asset strategies, a Real Assets strategy, and a Global Equity Franchise strategy.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions, including the value of completed transactions with values greater than $500 million, decreased in the first quarter of 2017 as compared to 2016. With respect to announced M&A transactions, the value of all transactions, including announced transactions with values greater than $500 million, increased in the first quarter of 2017 as compared to 2016.

	Three Months Ended
	March 31,
	2017	2016	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$794	$904	(12)%
Number	9,009	9,954	(9)%
Deals Greater than $500 million:
Value	$602	$685	(12)%
Number	270	270	0%
Announced M&A Transactions:
All deals:
Value	$811	$743	9%
Number	9,686	10,034	(3)%
Deals Greater than $500 million:
Value	$597	$522	14%
Number	272	245	11%

Source: Dealogic as of April 5, 2017.

Global restructuring activity during the first quarter of 2017, as measured by the number of corporate defaults, decreased as compared to the first quarter of 2016. The number of defaulting issuers decreased to 21 in the first quarter of 2017, according to Moody’s Investors Service, Inc., as compared to 33 in the first quarter of 2016, primarily due to a lower level of defaults in the commodity sectors.

Net revenue trends in Financial Advisory for M&A and Strategic Advisory and Restructuring are generally correlated to the level of completed industry-wide M&A transactions and restructuring transactions occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in non-public or sovereign advisory assignments. For example, our M&A and Strategic Advisory revenue, which includes M&A Advisory, Capital Advisory, Capital Raising and Sovereign Advisory revenue, increased 11% in the first quarter of 2017 as compared to 2016. The industry statistics for global M&A transactions described above reflect a 12% and 9% decrease in the value and number, respectively, of all completed transactions in the first quarter of 2017 as compared to 2016. For M&A deals with values greater than $500 million, the value and number of completed transactions in the first quarter of 2017 decreased 12% and was unchanged, respectively, as compared to 2016. In addition, with respect to our restructuring activity, revenue increased 105% in the first quarter of 2017 as compared to 2016, in contrast to a 36% decrease in global default activity in the first quarter of 2017 as compared to 2016.

Asset Management

The percentage change in major equity market indices at March 31, 2017, as compared to such indices at December 31, 2016, and at March 31, 2016, is shown in the table below.

	Percentage Changes March 31, 2017 vs.
	December 31, 2016	March 31, 2016
MSCI World Index	6%	12%
Euro Stoxx	6%	17%
MSCI Emerging Market	11%	15%
S&P 500	6%	15%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM and the nature of the AUM product mix. Accordingly, market movements, foreign currency exchange rate volatility and changes in our AUM product mix will impact the level of revenues we receive from our Asset Management business when comparing periodic results. A substantial portion of our AUM is invested in equities. Movements in AUM during the period generally reflect the changes in equity market indices. Our AUM at March 31, 2017 increased 9% versus AUM at December 31, 2016, primarily due to market and foreign exchange appreciation and net inflows. Average AUM for the first quarter of 2017 increased 12% as compared to average AUM in the first quarter of 2016 and 3% as compared to the fourth quarter of 2016.

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

Although Corporate segment net revenue during 2017 is not significant compared to Lazard’s net revenue, total assets in the Corporate segment represented 68% of Lazard’s consolidated total assets as of March 31, 2017, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, deferred tax assets and certain assets associated with LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG and other clients, and asset-liability management.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards, including (a) share-based incentive compensation under the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”), and (b) LFI and other similar deferred compensation arrangements (see Note 12 of Notes to Condensed Consolidated Financial Statements), (iii) a provision for discretionary or guaranteed cash bonuses and profit pools and (iv) when applicable, severance payments. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our actual and forecasted operating and financial performance, staffing levels, estimated forfeiture rates, competitive pay conditions and the nature of revenues earned, as well as the mix between current and deferred compensation.

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
(i)

the deferred incentive compensation awards granted in the year-end compensation process with respect to the fiscal year (e.g., deferred incentive compensation awards granted in 2017 related to the 2016 year-end compensation process), including Performance-based restricted stock unit (“PRSU”) awards (based on the target payout level);

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

Compensation and benefits expense is the largest component of our operating expenses. We seek to maintain discipline with respect to compensation, including the rate at which we award deferred compensation. Our goal is to maintain a ratio of awarded compensation and benefits expense to operating revenue and a ratio of adjusted compensation and benefits expense to operating revenue over the cycle in the mid-to-high-50s percentage range, which compares to 55.8% and 56.5%, respectively, for the year ended December 31, 2016. While we have implemented policies and initiatives that we believe will assist us in maintaining ratios within this range, there can be no guarantee that we will continue to maintain such ratios, or that our policies or initiatives will not change, in the future. We may benefit from pressure on compensation costs within the financial services industry in future periods; however, increased competition for senior professionals, changes in the macroeconomic environment or the financial markets generally, lower operating revenue resulting from, for example, a decrease in M&A activity, our share of the M&A market or our AUM levels, changes in the mix of revenues from our businesses or various other factors could prevent us from achieving this goal.

Our operating expenses also include “non-compensation expense,” which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and other expenses.

We believe that “adjusted non-compensation expense,” a non-U.S. GAAP measure, provides a more meaningful basis for our investors to assess our operating results. For calculations with respect to “adjusted non-compensation expense”, see the table under “Consolidated Results of Operations” below.

Our operating expenses also include “amortization and other acquisition-related costs”, which includes the change in fair value of the contingent consideration associated with business acquisitions.

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

See “Critical Accounting Policies and Estimates—Income Taxes” below and Notes 14 and 16 of Notes to Condensed Consolidated Financial Statements for additional information regarding income taxes and the tax receivable agreement obligation.

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

A portion of our net revenue is derived from transactions that are denominated in currencies other than the U.S. Dollar. Since the middle of 2014, the value of the U.S. Dollar has strengthened against many other major currencies. As a result, net revenue for the three month period ended March 31, 2017 was negatively impacted in comparison to the prior year period. The majority of the negative impact was offset by the positive impact of the exchange rate movements on our operating expenses denominated in currencies other than the U.S. Dollar.

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP. Selected financial data from the Company’s reported condensed consolidated results of operations is set forth below, followed by a more detailed discussion of both the consolidated and business segment results.

	Three Months Ended
	March 31,
	2017	2016
	($ in thousands)
Net Revenue	$623,464	$498,218
Operating Expenses:
Compensation and benefits	361,801	297,210
Non-compensation	107,892	101,987
Amortization and other acquisition-related costs	3,574	644
Total operating expenses	473,267	399,841
Operating Income	150,197	98,377
Provision for income taxes	39,767	27,654
Net Income	110,430	70,723
Less - Net Income Attributable to Noncontrolling Interests	2,877	3,900
Net Income Attributable to Lazard Ltd	$107,553	$66,823
Operating Income, as a % of net revenue	24.1%	19.7%

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

	Three Months Ended
	March 31,
	2017	2016
	($ in thousands)
Operating Revenue:
Net revenue	$623,464	$498,218
Adjustments:
Interest expense (a)	13,265	11,546
Revenue related to noncontrolling interests (b)	(4,942)	(6,212)
(Gains) losses on investments pertaining to LFI (c)	(7,353)	2,514
Operating revenue	$624,434	$506,066

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

	Three Months Ended
	March 31,
	2017	2016
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$361,801	$297,210
Adjustments:
Noncontrolling interests (a)	(1,643)	(1,752)
(Charges) credits pertaining to LFI (b)	(7,353)	2,514
Adjusted compensation and benefits expense	$352,805	$297,972
Adjusted compensation and benefits expense, as a % of operating revenue	56.5%	58.9%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)

Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

	Three Months Ended
	March 31,
	2017	2016
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$107,892	$101,987
Adjustments:
Noncontrolling interests (a)	(422)	(398)
Adjusted non-compensation expense	$107,470	$101,589
Adjusted non-compensation expense, as a % of operating revenue	17.2%	20.1%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.

	Three Months Ended
	March 31,
	2017	2016
	($ in thousands)
Earnings From Operations:
Operating revenue	$624,434	$506,066
Deduct:
Adjusted compensation and benefits expense	(352,805)	(297,972)
Adjusted non-compensation expense	(107,470)	(101,589)
Earnings from operations	$164,159	$106,505
Earnings from operations, as a % of operating revenue	26.3%	21.0%

Headcount information is set forth below:

	As of
	March 31, 2017	December 31, 2016	March 31, 2016
Headcount:
Managing Directors:
Financial Advisory	159	149	146
Asset Management	97	92	96
Corporate	22	20	20
Total Managing Directors	278	261	262
Other Employees:
Business segment professionals	1,273	1,276	1,174
All other professionals and support staff	1,255	1,244	1,193
Total	2,806	2,781	2,629

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

Three Months Ended March 31, 2017 versus March 31, 2016

The Company reported net income attributable to Lazard Ltd of $108 million, as compared to net income of $67 million in the 2016 period. The changes in the Company’s operating results during these periods are described below.

Net revenue increased $125 million, or 25%, with operating revenue increasing $118 million, or 23%, as compared to the 2016 period. Fee revenue from investment banking and other advisory activities increased $70 million, or 26%, as compared to the 2016 period, due to an increase in Restructuring and M&A and Strategic Advisory revenue. Asset management fees, including incentive fees, increased $39 million, or 17%, as compared to the 2016 period, primarily due to an increase in average AUM. In the aggregate, interest income, other revenue and interest expense increased $16 million as compared to the 2016 period, primarily due to gains in the 2017 period attributable to investments held in connection with LFI.

Compensation and benefits expense increased $65 million, or 22%, as compared to the 2016 period, primarily due to an increase in discretionary compensation associated with increased operating revenue and an increase in charges pertaining to LFI.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $353 million, an increase of $55 million, or 18%, as compared to $298 million in the 2016 period. The ratio of adjusted compensation and benefits expense to operating revenue was 56.5% for the 2017 period, as compared to 58.9% for the 2016 period and 56.5% for full-year 2016.

Non-compensation expense increased $6 million, or 6%, as compared to the 2016 period. Adjusted non-compensation expense, which excludes non-compensation costs relating to noncontrolling interests, increased $6 million, or 6%, as compared to the 2016 period. The ratio of adjusted non-compensation expense to operating revenue was 17.2% for the 2017 period, as compared to 20.1% in the 2016 period.

Amortization and other acquisition-related costs increased $3 million as compared to the 2016 period, primarily due to the change in the fair market value of contingent consideration.

Operating income increased $52 million, or 53%, as compared to the 2016 period.

Earnings from operations increased $58 million, or 54%, as compared to the 2016 period, and, as a percentage of operating revenue, was 26.3%, as compared to 21.0% in the 2016 period.

The provision for income taxes reflects an effective tax rate of 26.5%, as compared to 28.1% for the 2016 period. The effective tax rate decreased primarily due to the Company’s adoption of new accounting guidance on share-based incentive compensation and reflects the change in the geographic mix of earnings. See Notes 2 and 14 of Notes to Condensed Consolidated Financial Statements.

Net income attributable to noncontrolling interests decreased $1 million, or 26%, as compared to the 2016 period.

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

Effective January 1, 2017, the Company’s reporting by geographic region was transitioned from the Company’s previously disclosed North America, Europe and rest of the world regions to the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific.  Comparable prior year information has been recast to reflect our revised geographic presentation.

Financial Advisory

The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended
	March 31,
	2017	2016
	($ in thousands)
Net Revenue	$335,812	$266,014
Operating Expenses	262,751	227,078
Operating Income	$73,061	$38,936
Operating Income, as a % of net revenue	21.8%	14.6%

Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended
	March 31,
	2017	2016
Lazard Statistics:
Number of clients with fees greater than $1 million:
Total Financial Advisory	65	66
M&A and Strategic Advisory	55	60
Percentage of total Financial Advisory net revenue from top 10 clients	46%	35%
Number of M&A transactions completed with values greater than $500 million (a)	24	19

(a)	Source: Dealogic as of April 5, 2017.

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms and is based on the Lazard offices that generate Financial Advisory net revenue, which are located in the Americas (primarily in the U.S. and Latin America), EMEA (primarily in the U.K., France, Italy, Spain and Germany) and the Asia Pacific region (primarily in Australia) and therefore may not be reflective of the geography in which the clients are located.

	Three Months Ended
	March 31,
	2017	2016
Americas	65%	67%
EMEA	32	31
Asia Pacific	3	2
Total	100%	100%

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

Three Months Ended March 31, 2017 versus March 31, 2016

Financial Advisory net revenue increased $70 million, or 26%, as compared to the 2016 period. M&A and Strategic Advisory net revenue was $248 million, an increase of $25 million, or 11%, as compared to $223 million in the 2016 period. Restructuring revenue was $88 million, an increase of $45 million, or 105%, as compared to $43 million in the 2016 period. The increase in M&A and Strategic Advisory revenue was primarily due to an increase in the average transaction fee with respect to completed transactions involving fees greater than $1 million as compared to the 2016 period. Clients which in the aggregate represented a significant portion of our M&A and Strategic Advisory revenue in the 2017 period included Air Products, Harman, Sanofi and Värde Partners.

Restructuring revenue in the 2017 period primarily reflected the closing of large assignments, including a continued high level of activity in the U.S energy sector. Clients which in the aggregate represented a significant portion of our Restructuring revenue in the 2017 period included Linn Energy, Peabody Energy, Shelf Drilling and Stone Energy.

Operating expenses increased $36 million, or 16%, as compared to the 2016 period, primarily due to an increase in discretionary compensation and benefits expense associated with increased operating revenue.

Financial Advisory operating income was $73 million, an increase of $34 million, or 88%, as compared to operating income of $39 million in the 2016 period and, as a percentage of net revenue, was 21.8%, as compared to 14.6% in the 2016 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	March 31, 2017	December 31, 2016
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$46,563	$41,363
Global	34,520	30,567
Local	38,390	36,243
Multi-Regional	59,506	54,668
Total Equity	178,979	162,841
Fixed Income:
Emerging Markets	16,539	15,580
Global	3,646	3,483
Local	4,299	4,245
Multi-Regional	7,734	7,847
Total Fixed Income	32,218	31,155
Alternative Investments	2,420	2,422
Private Equity	1,285	1,253
Cash Management	276	239
Total AUM	$215,178	$197,910

Total AUM at March 31, 2017 was $215 billion, an increase of $17 billion, or 9%, as compared to total AUM of $198 billion at December 31, 2016, primarily due to market and foreign exchange appreciation and net inflows. Average AUM for the first quarter of 2017 increased 12% as compared to the first quarter of 2016 and 3% as compared to the fourth quarter of 2016.

As of March 31, 2017, approximately 88% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 12% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, and was unchanged from the corresponding percentages at December 31, 2016.

As of March 31, 2017, AUM with foreign currency exposure represented approximately 72% of our total AUM as compared to 70% at December 31, 2016. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$162,841	$11,785	$(8,296)	$3,489	$10,223	$2,426	$178,979
Fixed Income	31,155	1,660	(1,830)	(170)	850	383	32,218
Other	3,914	334	(350)	(16)	57	26	3,981
Total	$197,910	$13,779	$(10,476)	$3,303	$11,130	$2,835	$215,178

(a)

Inflows in the Equity asset class were primarily attributable to the Multi-Regional, Global and Emerging Markets equity platforms, and inflows in the Fixed Income asset class were primarily attributable to the Emerging Markets and Multi-Regional platforms. Outflows in the Equity asset class were primarily attributable to the Multi-Regional, Global and Emerging Markets equity platforms, and outflows in the Fixed Income asset class were primarily attributable to the Multi-Regional and Emerging Markets platforms.

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

As of April 24, 2017, AUM was $219.3 billion, a $4.1 billion increase since March 31, 2017. The increase in AUM was due to market appreciation of $2.7 billion, foreign exchange appreciation of $1.4 billion and net inflows of $24 million.

Average AUM for the three month periods ended March 31, 2017 and 2016 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended
	March 31,
	2017	2016
	($ in millions)
Average AUM by Asset Class:
Equity	$170,863	$149,969
Fixed Income	31,436	30,253
Alternative Investments	2,670	3,435
Private Equity	1,196	869
Cash Management	264	275
Total Average AUM	$206,429	$184,801

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended
	March 31,
	2017	2016
	($ in thousands)
Net Revenue	$283,363	$245,759
Operating Expenses	188,751	175,161
Operating Income	$94,612	$70,598
Operating Income, as a % of net revenue	33.4%	28.7%

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended
	March 31,
	2017	2016
Americas	59%	59%
EMEA	31	30
Asia Pacific	10	11
Total	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended March 31, 2017 versus March 31, 2016

Asset Management net revenue increased $38 million, or 15%, as compared to the 2016 period. Management fees and other revenue was $276 million, an increase of $32 million, or 13%, as compared to $244 million in the 2016 period, primarily due to an increase in average AUM. Incentive fees were $7 million, an increase of $5 million as compared to $2 million in the 2016 period.

Operating expenses increased $14 million, or 8%, as compared to the 2016 period, primarily due to increases in compensation and benefits expense related to an increase in discretionary compensation associated with increased operating revenue.

Asset Management operating income was $95 million, an increase of $24 million, or 34%, as compared to operating income of $71 million in the 2016 period and, as a percentage of net revenue, was 33.4%, as compared to 28.7% in the 2016 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended
	March 31,
	2017	2016
	($ in thousands)
Interest Income	$764	$832
Interest Expense	(13,456)	(11,869)
Net Interest (Expense)	(12,692)	(11,037)
Other Revenue (Expense)	16,981	(2,518)
Net Revenue (Expense)	4,289	(13,555)
Operating Expenses (Credit)	21,765	(2,398)
Operating Income (Loss)	$(17,476)	$(11,157)

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended March 31, 2017 versus March 31, 2016

Net interest expense increased $2 million, or 15%, as compared to the 2016 period.

Other revenue increased $19 million as compared to the 2016 period, primarily due to gains in the 2017 period attributable to investments held in connection with LFI.

Operating expenses increased $24 million as compared to the 2016 period, primarily due to an increase in compensation and benefits expense, including an increase in charges pertaining to LFI.

Cash Flows

The Company’s cash flows are influenced primarily by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to shareholders, payments of incentive compensation to managing directors and employees and purchases of Class A common stock. M&A and Strategic Advisory and Asset Management fees are generally collected within 60 days of billing, while Restructuring fee collections may extend beyond 60 days, particularly those that involve bankruptcies with court-ordered holdbacks. Fees from our Private Capital Advisory (which we historically referred to as Private Fund Advisory) activities are generally collected over a four-year period from billing and typically include an interest component.

The Company makes cash payments for, or in respect of, a significant portion of its incentive compensation during the first three months of each calendar year with respect to the prior year’s results. The Company also paid a special dividend in February 2017 and February 2016.

Summary of Cash Flows:

	Three Months Ended
	March 31,
	2017	2016
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$110.4	$70.7
Adjustments to reconcile net income to net cash provided by operating activities (a)	121.6	137.7
Other operating activities (b)	(137.6)	(308.3)
Net cash provided by (used in) operating activities	94.4	(99.9)
Investing activities	(3.7)	(5.4)
Financing activities (c)	(370.0)	(337.7)
Effect of exchange rate changes	12.0	12.2
Net Decrease in Cash and Cash Equivalents	(267.3)	(430.8)
Cash and Cash Equivalents:
Beginning of Period	1,158.8	1,132.1
End of Period	$891.5	$701.3

(a)	Consists of the following:

	Three Months Ended
	March 31,
	2017	2016
	($ in millions)
Depreciation and amortization of property	$7.7	$8.4
Amortization of deferred expenses and stock units	92.8	117.1
Deferred tax provision (benefit)	17.5	11.6
Amortization and other acquisition-related costs	3.6	0.6
Total	$121.6	$137.7

(b)	Includes net changes in operating assets and liabilities.
(c)

Consists primarily of purchases of shares of Class A common stock, tax withholdings related to the settlement of vested restricted stock units (“RSUs”), vested restricted stock awards and vested PRSUs, Class A common stock dividends and distributions to noncontrolling interest holders.

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

Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”, or in “investments” for interest-bearing deposits having original maturities of greater than three months. In the three month period ended March 31, 2017, as reflected on the condensed consolidated statements of financial condition, both “deposits with banks and short-term investments” and “deposits and other customer payables” increased as compared to December 31, 2016, due to a higher level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of Class A common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At March 31, 2017, Lazard had approximately $891 million of cash, with such amount including approximately $446 million held at Lazard’s operations outside the U.S. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, we expect that no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of March 31, 2017, Lazard had approximately $172 million in unused lines of credit available to it, including a $150 million, five-year, senior revolving credit facility with a group of lenders that expires in September 2020 (the “Amended and Restated Credit Agreement”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $21 million (at March 31, 2017 exchange rates).

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

Financing Activities

The table below sets forth our corporate indebtedness as of March 31, 2017 and December 31, 2016. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		March 31, 2017			December 31, 2016
Senior Debt	Maturity Date	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2020 Senior Notes	2020	$500.0	$3.4	$496.6	$500.0	$3.6	$496.4
Lazard Group 2025 Senior Notes	2025	400.0	3.7	396.3	400.0	3.8	396.2
Lazard Group 2027 Senior Notes	2027	300.0	3.9	296.1	300.0	4.0	296.0
		$1,200.0	$11.0	$1,189.0	$1,200.0	$11.4	$1,188.6
Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, along with the use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months.

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00 or

(ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended March 31, 2017, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.27 to 1.00 and its Consolidated Interest Coverage Ratio being 19.35 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of March 31, 2017.

In addition, the Amended and Restated Credit Agreement, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At March 31, 2017, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Stockholders’ Equity

At March 31, 2017, total stockholders’ equity was $1,213 million, as compared to $1,294 million at December 31, 2016, including $1,153 million and $1,236 million attributable to Lazard Ltd on the respective dates. The net activity in stockholders’ equity during the three month period ended March 31, 2017 is reflected in the table below (in millions of dollars):

Stockholders’ Equity - January 1, 2017	$1,294
Adjustment for the cumulative effect on prior years from the adoption of new accounting guidance related to share-based incentive compensation	81
Balance, as adjusted, January 1, 2017	1,375
Increase (decrease) due to:
Net income	110
Other comprehensive income	18
Amortization of share-based incentive compensation	78
Purchase of Class A common stock	(106)
Settlement of share-based incentive compensation (a)	(66)
Class A common stock dividends	(192)
Distributions to noncontrolling interests, net	(1)
Other - net	(3)
Stockholders’ Equity - March 31, 2017	$1,213

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

Three Months Ended March 31,	Number of Shares	Average Price Per Share
2016	2,424,571	$34.29
2017	2,464,967	$43.02

As of March 31, 2017, a total of $249 million of share repurchase authorization remained available under the Company’s share repurchase program, $13 million of which will expire on December 31, 2017 and $236 million of which will expire on December 31, 2018.

During the three month period ended March 31, 2017, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of March 31, 2017:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior debt (including interest) (a)	$1,513,042	$47,125	$94,250	$573,000	$798,667
Operating leases (exclusive of $44,471 of committed sublease income)	813,670	76,453	138,506	124,312	474,399
Capital leases (including interest)	6,947	6,893	54
Investment capital funding commitments (b)	9,183	9,183
Total (c)	$2,342,842	$139,654	$232,810	$697,312	$1,273,066

(a)	See Note 9 of Notes to Condensed Consolidated Financial Statements.
(b)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $6,904 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders. See Note 5 of Notes to Condensed Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.

(c)

The table above excludes contingent obligations, given the inability to make a reasonably reliable estimate of the timing of the amounts of any such payments. The table above also excludes any possible payments for uncertain tax positions and payments pursuant to the Company’s tax receivable agreement, given that the actual amount and timing of payments under the tax receivable agreement could differ materially from our estimates. At March 31, 2017, a tax receivable agreement obligation of $512,874 was recorded on the condensed consolidated statements of financial condition. See “Critical Accounting Policies and Estimates—Income Taxes” below. See also Notes 10, 12, 13, 14 and 16 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans, income taxes and tax receivable agreement obligations, respectively.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we estimate our income taxes for each of our tax-paying entities in its respective jurisdiction. In addition to estimating actual current tax liabilities for these jurisdictions, we also must account for the tax effects of differences between the financial reporting and tax reporting of items, such as basis adjustments, compensation and benefits expense, and depreciation and amortization. Differences which are temporary in nature result in deferred tax assets and liabilities. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, any valuation allowance recorded against our deferred tax assets and our unrecognized tax benefits.

We recognize a deferred tax asset if it is more likely than not (defined as a likelihood of greater than 50%) that a tax benefit will be accepted by a taxing authority. The measurement of deferred tax assets and liabilities is based upon currently enacted tax rates in the applicable jurisdictions. At December 31, 2016, on a consolidated basis, we recorded gross deferred tax assets of approximately $1.23 billion, with such amount partially offset by a valuation allowance of approximately $70 million (as described below).

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

Certain of our tax-paying entities have individually experienced losses on a cumulative three year basis or have tax attributes that may expire unused. In addition, one of our tax-paying entities has recorded a valuation allowance on substantially all of its deferred tax assets due to the combined effect of operating losses in certain subsidiaries of that entity as well as foreign taxes that together substantially offset any U.S. tax liability. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets held by these entities will be realized. Consequently, we have recorded valuation allowances on $70 million of deferred tax assets held by these entities as of December 31, 2016.

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

On January 1, 2017, we adopted new accounting guidance on share-based incentive compensation. Upon adoption, we recognized excess tax benefits of $7.4 million from the vesting of share-based incentive compensation in the provision for income taxes in the condensed consolidated statements of operations for the three month period ended March 31, 2017. Upon adoption of the new guidance, we also recorded deferred tax assets of $81.5 million, net of a valuation allowance of $12.1 million, for previously unrecognized excess tax benefits (including tax benefits from dividends or dividend equivalents) on share-based incentive compensation, with an offsetting adjustment to retained earnings. See Notes 2 and 14 of Notes to Condensed Consolidated Financial Statements for further information on the adoption of this new guidance. The new guidance has since January 1, 2017 affected, and the Company expects that in future periods the new guidance will affect, the provision for income taxes for the delivery of stock under share-based incentive compensation arrangements, as well as the effective tax rate in the relevant periods, which could be material to the condensed consolidated statements of operations and the classification of cash flows in the relevant periods.

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

The cumulative liability relating to our obligations under the Amended and Restated Tax Receivable Agreement recorded as of March 31, 2017 and December 31, 2016 was $513 million and $514 million, respectively, and is recorded in “tax receivable agreement obligation” on the condensed consolidated statements of financial condition.

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

Data relating to investments is set forth below:

	March 31, 2017	December 31, 2016
	($ in thousands)
Seed investments by asset class:
Equities (a)	$105,800	$99,669
Fixed income	17,107	16,406
Alternative investments	18,531	18,172
Total seed investments	141,438	134,247
Other investments owned:
Private equity (b)	90,318	96,089
Interest-bearing deposits (c)	483	456
Fixed income and other	23,341	22,908
Total other investments owned	114,142	119,453
Subtotal	255,580	253,700
Add:
Equity method (d)	222	222
Private equity consolidated, not owned (e)	19,631	26,332
LFI (f)	106,641	179,168
Total investments	$382,074	$459,422

(a)	At March 31, 2017 and December 31, 2016, seed investments in directly owned equity securities were invested as follows:

	March 31, 2017	December 31, 2016
Percentage invested in:
Financials	26%	30%
Consumer	28	28
Industrial	14	13
Technology	14	12
Other	18	17
Total	100%	100%

(b)

Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $39 million and $34 million as of March 31, 2017 and December 31, 2016, respectively.

(c)

Short- to medium-term interest rates generally turned negative in Europe during 2014 and remain very low in many other countries and regions throughout the world. In the normal course of asset and liability management activities, the Company attempts to minimize negative interest rates on its cash investments. Interest-bearing deposits generally provide positive yields when held to maturity, while also generally allowing immediate penalty-free withdrawal at any time (with less or no interest earned in such case).

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

At March 31, 2017 and December 31, 2016, total investments with a fair value of $381 million and $459 million, respectively, included $89 million and $130 million, respectively, or 23% and 28%, respectively, of investments that were classified using NAV or its equivalent as a practical expedient. See Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of March 31, 2017 and December 31, 2016, the Company held seed investments of approximately $141 million and $134 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $34 million in six entities as of March 31, 2017, as compared to $41 million in six entities as of December 31, 2016.

As of March 31, 2017 and December 31, 2016, the Company did not consolidate or deconsolidate any seed investment entities. As such, 100% of the recorded balance of seed investments as of March 31, 2017 and December 31, 2016 represented the Company’s economic interest in the seed investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed investment entities.

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

Equity Market Price Risk—At March 31, 2017 and December 31, 2016, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $112 million and $110 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $0.8 million and $1.0 million in the carrying value of such investments as of March 31, 2017 and December 31, 2016, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At March 31, 2017 and December 31, 2016, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $57 million and $53 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $1.1 million and $0.9 million in the carrying value of such investments as of March 31, 2017 and December 31, 2016, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At March 31, 2017 and December 31, 2016, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $68 million and $64 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a decrease of approximately $2.0 million and $1.7 million in the carrying value of such investments as of March 31, 2017 and December 31, 2016, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At March 31, 2017 and December 31, 2016, the Company’s exposure to changes in fair value of such investments was approximately $90 million and $96 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $9.0 million and $9.6 million in the carrying value of such investments as of March 31, 2017 and December 31, 2016, respectively.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At March 31, 2017, total receivables amounted to $528 million, net of an allowance for doubtful accounts of $30 million. As of that date, Financial Advisory and Asset Management fees, and customer receivables comprised 83% and 17% of total receivables, respectively. At December 31, 2016, total receivables amounted to $638 million, net of an allowance for doubtful accounts of $16 million. As of that date, Financial Advisory and Asset Management fees, and customer receivables comprised 88% and 12% of total receivables, respectively. At March 31, 2017 and December 31, 2016, the Company had receivables past due or deemed uncollectible of approximately $42 million and $22 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit (primarily for clients of LFG). At March 31, 2017 and December 31, 2016, customer receivables included $47 million and $51 million of LFB loans, respectively, with such loans being fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $4 million and $2 million at March 31, 2017 and December 31, 2016, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $4 million and $12 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $175 million and $170 million at March 31, 2017 and December 31, 2016, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of March 31, 2017, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $9 million in the event interest rates were to increase by 1% and decrease by approximately $9 million if rates were to decrease by 1%.

As of March 31, 2017, the Company’s cash and cash equivalents totaled approximately $891 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and (iii) in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Repurchases of Equity Securities

The following table sets forth information regarding Lazard’s purchases of its Class A common stock on a monthly basis during the first quarter of 2017. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2017
Share Repurchase Program (1)	451,269	$40.83	451,269	$336.7	million
Employee Transactions (2)	-		-	-
February 1 – February 28, 2017
Share Repurchase Program (1)	344,938	$43.05	344,938	$321.8	million
Employee Transactions (2)	588,132	$43.40	-	-
March 1 – March 31, 2017
Share Repurchase Program (1)	1,668,760	$43.61	1,668,760	$249.1	million
Employee Transactions (2)	835,267	$43.04	-	-
Total
Share Repurchase Program (1)	2,464,967	$43.02	2,464,967	$249.1	million
Employee Transactions (2)	1,423,399	$43.19	-	-

(1)	During the three months ended March 31, 2017 and since 2014, the Board of Directors of Lazard authorized the repurchase of Class A common stock as set forth in the table below.

Date	Repurchase Authorization	Expiration
April 2014	$200,000	December 31, 2015
February 2015	$150,000	December 31, 2016
January 2016	$200,000	December 31, 2017
April 2016	$113,182	December 31, 2017
November 2016	$236,000	December 31, 2018

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

(2)

Under the terms of the 2008 Plan, upon the vesting of RSUs, PRSUs, DSUs and delivery of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended March 31, 2017, the Company satisfied such obligations in lieu of issuing (i) 1,315,160 shares of Class A common stock upon the vesting of 4,374,224 RSUs and PRSUs and (ii) 108,239 shares of Class A common stock upon the vesting of 263,457 shares of restricted Class A common stock.

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

10.2

Amendment No.1 to Amended and Restated Operating Agreement of Lazard Group LLC, dated as of October 27, 2016 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on October 28, 2016).

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

Dated: May 1, 2017

LAZARD LTD

By:	/s/ Matthieu Bucaille
Name:	Matthieu Bucaille
Title:	Chief Financial Officer

By:	/s/ Dominick Ragone
Name:	Dominick Ragone
Title:	Chief Accounting Officer