Form 10-Q
period 2017-06-30
Lazard Ltd
filed 2017-08-01
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 21, 2017, there were 129,766,091 shares of the Registrant’s Class A common stock outstanding (including 8,157,267 shares held by subsidiaries).

TABLE OF CONTENTS

When we use the terms “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd’s primary operating asset is its indirect ownership as of June 30, 2017 of all of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2017 AND DECEMBER 31, 2016

(UNAUDITED)

(dollars in thousands, except for per share data)

	June 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$955,639	$1,158,785
Deposits with banks and short-term investments	756,507	419,668
Cash deposited with clearing organizations and other segregated cash	34,480	29,030
Receivables (net of allowance for doubtful accounts of $25,094 and $16,386 at June 30, 2017 and December 31, 2016, respectively):
Fees	527,470	564,291
Customers and other	127,269	73,991
	654,739	638,282
Investments	421,727	459,422
Property (net of accumulated amortization and depreciation of $307,080 and $286,001 at June 30, 2017 and December 31, 2016, respectively)	200,301	209,021
Goodwill and other intangible assets (net of accumulated amortization of $61,771 and $60,080 at June 30, 2017 and December 31, 2016, respectively)	389,216	382,024
Deferred tax assets	1,113,528	1,075,777
Other assets	243,625	184,499
Total Assets	$4,769,762	$4,556,508

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2017 AND DECEMBER 31, 2016

(UNAUDITED)

(dollars in thousands, except for per share data)

	June 30,	December 31,
	2017	2016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$829,993	$472,283
Accrued compensation and benefits	378,279	541,588
Senior debt	1,189,489	1,188,600
Tax receivable agreement obligation	512,834	513,610
Deferred tax liabilities	8,966	9,168
Other liabilities	547,488	537,446
Total Liabilities	3,467,049	3,262,695
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - no shares issued and outstanding	-	-
Series B - no shares issued and outstanding	-	-
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 129,766,091 shares issued at June 30, 2017 and December 31, 2016, including shares held by subsidiaries as indicated below)	1,298	1,298
Additional paid-in-capital	673,242	688,231
Retained earnings	1,166,026	1,134,186
Accumulated other comprehensive loss, net of tax	(277,785)	(314,222)
	1,562,781	1,509,493
Class A common stock held by subsidiaries, at cost (8,160,804 and 7,628,786 shares at June 30, 2017 and December 31, 2016, respectively)	(319,755)	(273,506)
Total Lazard Ltd Stockholders’ Equity	1,243,026	1,235,987
Noncontrolling interests	59,687	57,826
Total Stockholders’ Equity	1,302,713	1,293,813
Total Liabilities and Stockholders’ Equity	$4,769,762	$4,556,508

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUE
Investment banking and other advisory fees	$410,275	$286,609	$745,191	$551,752
Asset management fees	293,879	241,397	566,803	475,128
Interest income	1,609	1,168	3,263	2,540
Other	24,183	17,468	52,109	27,338
Total revenue	729,946	546,642	1,367,366	1,056,758
Interest expense	12,766	11,962	26,722	23,860
Net revenue	717,180	534,680	1,340,644	1,032,898
OPERATING EXPENSES
Compensation and benefits	414,612	308,310	776,413	605,520
Occupancy and equipment	30,828	27,163	58,312	54,170
Marketing and business development	24,027	23,877	43,779	43,565
Technology and information services	32,032	24,296	56,056	47,227
Professional services	11,234	11,245	22,696	21,007
Fund administration and outsourced services	18,338	15,895	34,251	29,330
Amortization and other acquisition-related costs	1,257	330	4,831	974
Other	12,351	10,328	21,608	19,492
Total operating expenses	544,679	421,444	1,017,946	821,285
OPERATING INCOME	172,501	113,236	322,698	211,613
Provision for income taxes	51,600	31,872	91,367	59,526
NET INCOME	120,901	81,364	231,331	152,087
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	523	1,007	3,400	4,907
NET INCOME ATTRIBUTABLE TO LAZARD LTD	$120,378	$80,357	$227,931	$147,180
ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	122,368,150	125,461,948	122,591,656	125,751,195
Diluted	132,139,616	132,341,522	132,414,496	132,616,403
NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.98	$0.64	$1.86	$1.17
Diluted	$0.91	$0.61	$1.72	$1.11
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.41	$0.38	$1.99	$1.93

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
NET INCOME	$120,901	$81,364	$231,331	$152,087
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments (including a tax benefit of $1,723 for the three months ended June 30, 2016 and $2,869 for the six months ended June 30, 2016)	26,167	(16,104)	43,099	(4,365)
Employee benefit plans:
Actuarial loss (net of tax benefit of $2,215 and $228 for the three months ended June 30, 2017 and 2016, respectively, and $2,476 and $298 for the six months ended June 30, 2017 and 2016, respectively)	(8,609)	(475)	(9,104)	(616)
Adjustment for items reclassified to earnings (net of tax expense of $196 and $403 for the three months ended June 30, 2017 and 2016, respectively, and $472 and $796 for the six months ended June 30, 2017 and 2016, respectively)	1,356	1,121	2,442	2,307
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	18,914	(15,458)	36,437	(2,674)
COMPREHENSIVE INCOME	139,815	65,906	267,768	149,413
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	523	1,007	3,400	4,907
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD LTD	$139,292	$64,899	$264,368	$144,506

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

(dollars in thousands)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$231,331	$152,087
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	15,371	16,630
Amortization of deferred expenses and share-based incentive compensation	209,127	199,217
Amortization and other acquisition-related costs	4,831	974
Deferred tax provision	39,936	25,159
(Increase) decrease in operating assets:
Deposits with banks and short-term investments	(286,538)	(271,010)
Cash deposited with clearing organizations and other segregated cash	(4,592)	1,697
Receivables-net	2,227	120
Investments	30,454	51,342
Other assets	(88,178)	(52,586)
Increase (decrease) in operating liabilities:
Deposits and other payables	305,645	207,503
Accrued compensation and benefits and other liabilities	(181,227)	(312,862)
Net cash provided by operating activities	278,387	18,271
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(9,408)	(11,118)
Disposals of property	193	159
Net cash used in investing activities	(9,215)	(10,959)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	-	93
Excess tax benefits from share-based incentive compensation	-	2,340
Other financing activities	-	8,004
Payments for:
Capital lease obligations	(7,320)	(835)
Distributions to noncontrolling interests	(1,743)	(708)
Payments under tax receivable agreement	(776)	(10,086)
Purchase of Class A common stock	(184,892)	(194,729)
Class A common stock dividends	(242,427)	(242,085)
Settlement of vested share-based incentive compensation	(66,085)	(54,164)
Other financing activities	(8,970)	(2,327)
Net cash used in financing activities	(512,213)	(494,497)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	39,895	1,556
NET DECREASE IN CASH AND CASH EQUIVALENTS	(203,146)	(485,629)
CASH AND CASH EQUIVALENTS—January 1	1,158,785	1,132,083
CASH AND CASH EQUIVALENTS—June 30	$955,639	$646,454

See notes to condensed consolidated financial statements.

.LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2016

(UNAUDITED)

(dollars in thousands)

	Series A				Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total
	Preferred Stock		Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’
	Shares	$	Shares	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity
Balance - January 1, 2016	7,921	$-	129,766,091	$1,298	$600,034	$1,123,728	$(234,356)	4,253,381	$(177,249)	$1,313,455	$53,851	$1,367,306
Comprehensive income (loss):
Net income						147,180				147,180	4,907	152,087
Other comprehensive loss - net of tax							(2,674)			(2,674)		(2,674)
Amortization of share-based incentive compensation					155,325					155,325		155,325
Dividend-equivalents					28,364	(30,691)				(2,327)		(2,327)
Class A common stock dividends						(242,085)				(242,085)		(242,085)
Purchase of Class A common stock								5,646,092	(194,729)	(194,729)		(194,729)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $7,090					(203,406)			(3,889,417)	156,332	(47,074)		(47,074)
Business acquisitions and related equity transactions:
Delivery of Class A common stock and related tax benefit of $11,126					(19,167)			(799,437)	30,293	11,126		11,126
Distributions to noncontrolling interests, net										-	(615)	(615)
Other					8,004					8,004		8,004
Balance - June 30, 2016	7,921	$-	129,766,091	$1,298	$569,154	$998,132	$(237,030)	5,210,619	$(185,353)	$1,146,201	$58,143	$1,204,344

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2017

(UNAUDITED)

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’
	Shares	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity
Balance - January 1, 2017	129,766,091	$1,298	$688,231	$1,134,186	$(314,222)	7,628,786	$(273,506)	$1,235,987	$57,826	$1,293,813
Adjustment for the cumulative effect on prior years from the adoption of new accounting guidance related to share-based incentive compensation				81,544				81,544		81,544
Balance, as adjusted - January 1, 2017	129,766,091	1,298	688,231	1,215,730	(314,222)	7,628,786	(273,506)	1,317,531	57,826	1,375,357
Comprehensive income:
Net income				227,931				227,931	3,400	231,331
Other comprehensive income - net of tax					36,437			36,437	-	36,437
Amortization of share-based incentive compensation			163,001					163,001		163,001
Dividend-equivalents			31,335	(35,412)				(4,077)		(4,077)
Class A common stock dividends				(242,427)				(242,427)		(242,427)
Purchase of Class A common stock						4,268,479	(184,892)	(184,892)		(184,892)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $4,815			(209,543)			(3,736,461)	138,643	(70,900)		(70,900)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)			218					218		218
Distributions to noncontrolling interests, net								-	(1,743)	(1,743)
Other				204				204	204	408
Balance - June 30, 2017	129,766,091	$1,298	$673,242	$1,166,026	$(277,785)	8,160,804	$(319,755)	$1,243,026	$59,687	$1,302,713

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of June 30, 2017 and December 31, 2016. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group, which is governed by an Amended and Restated Operating Agreement dated as of October 26, 2015, as amended (the “Operating Agreement”).

Lazard Ltd’s primary operating asset is its indirect ownership of the common membership interests of, and managing member interests in, Lazard Group, whose principal operating activities are included in two business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”) and other strategic matters, restructurings, capital structure, capital raising, shareholder advisory, and various other financial matters, and

•

Asset Management, which offers a broad range of global investment solutions and investment management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.

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

The consolidated results of operations for the three month and six month periods ended June 30, 2017 are not indicative of the results to be expected for any future interim or annual period.

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

Certain prior period amounts have been reclassified to conform to the current period presentation, specifically by including capital lease obligations, previously presented separately, in other liabilities on the condensed consolidated statements of financial condition.

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

The Company continues to evaluate the potential impact of the new guidance including (i) the timing of revenue recognition for Financial Advisory fees and (ii) the presentation of certain contract costs. With respect to revenue recognition, the Company is assessing the potential impact of the new guidance on the Company’s recognition of certain M&A Advisory fees (e.g., transaction

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

completion, transaction announcement and retainer fees), including whether the Company’s fulfillment of its performance obligations under M&A Advisory engagement contracts would be deemed to occur over time, or at specific points in time, under the new guidance. Interpretive guidance on this particular issue is currently being deliberated by the Financial Reporting Executive Committee of the American Institute of Certified Public Accountants. With respect to the potential impact of the new guidance on the Company’s presentation of certain contract costs, the Company is assessing whether the new guidance could result in the gross presentation of certain contract costs that are currently presented net of certain items in revenues.

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

Compensation—Stock Compensation: Scope of Modification Accounting—In May 2017, the FASB issued updated guidance on modifications to share-based payment awards. The updated guidance requires entities to account for the effects of a modification to a share-based payment award unless the following are all the same immediately before and after the modification: (i) the fair value of the award, (ii) the vesting conditions of the award, and (iii) the classification of the award as an equity instrument or a liability instrument. This new guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The new guidance is to be applied on a prospective basis. The Company is currently evaluating the new guidance.

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

Activity in the allowance for doubtful accounts for the three month and six month periods ended June 30, 2017 and 2016 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Beginning Balance	$29,662	$11,230	$16,386	$12,882
Bad debt expense, net of recoveries	180	2,065	13,831	2,579
Charge-offs, foreign currency translation and other adjustments	(4,748)	274	(5,123)	(1,892)
Ending Balance	$25,094	$13,569	$25,094	$13,569

Bad debt expense, net of recoveries is included in “investment banking and other advisory fees” on the condensed consolidated statements of operations.

At June 30, 2017 and December 31, 2016, the Company had receivables past due or deemed uncollectible of $38,732 and $22,212, respectively.

Of the Company’s fee receivables at June 30, 2017 and December 31, 2016, $57,315 and $76,133, respectively, represented interest-bearing financing receivables. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $597,424 and $562,149 at June 30, 2017 and December 31, 2016, respectively, approximates fair value.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

4.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Interest-bearing deposits	$541	$456
Debt	7	-
Equities	46,137	41,017
Funds:
Alternative investments (a)	23,456	32,441
Debt (a)	86,294	74,597
Equity (a)	186,034	188,268
Private equity	79,036	122,421
	374,820	417,727
Equity method	222	222
Total investments	421,727	459,422
Less:
Interest-bearing deposits	541	456
Equity method	222	222
Investments, at fair value	$420,964	$458,744
Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$4,527	$4,482

(a)

Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $13,804, $48,374 and $119,648, respectively, at June 30, 2017 and $13,080, $37,869 and $128,219, respectively, at December 31, 2016, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 6 and 12).

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

Private equity investments include those owned by Lazard and those consolidated but not owned by Lazard. Private equity investments owned by Lazard are primarily comprised of investments in private equity funds. Such investments primarily include (i) Edgewater Growth Capital Partners III, L.P. (“EGCP III”), a fund primarily making equity and buyout investments in middle market companies, (ii) a fund targeting significant noncontrolling-stake investments in established private companies and (iii) until the second quarter of 2017, a mezzanine fund (the “Mezzanine Fund”), which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies. Lazard sold its interest in the Mezzanine Fund in May 2017.

Private equity investments consolidated but not owned by Lazard relate to the economic interests that are owned by the management team and other investors in the Edgewater Funds (“Edgewater”).

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

During the three month and six month periods ended June 30, 2017 and 2016, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to “trading” securities still held as of the reporting date as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net unrealized investment gains	$7,803	$859	$20,983	$6,174

5.	FAIR VALUE MEASUREMENTS

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

Investments Measured at Net Asset Value (“NAV”)—As a practical expedient, the Company uses NAV or its equivalent to measure the fair value of certain investments. NAV is primarily determined based on information provided by external fund

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

administrators. The Company’s investments valued at NAV as a practical expedient in (i) alternative investment funds, debt funds and equity funds are redeemable in the near term, and (ii) private equity funds are not redeemable in the near term as a result of redemption restrictions.

The following tables present, as of June 30, 2017 and December 31, 2016, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	June 30, 2017
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$7	$-	$-	$-	$7
Equities	43,065	-	3,072	-	46,137
Funds:
Alternative investments	15,648	-	-	7,808	23,456
Debt	86,287	-	-	7	86,294
Equity	185,987	-	-	47	186,034
Private equity	-	-	-	79,036	79,036
Derivatives	-	2,595	-	-	2,595
Total	$330,994	$2,595	$3,072	$86,898	$423,559
Liabilities:
Securities sold, not yet purchased	$4,527	$-	$-	$-	$4,527
Contingent consideration liability	-	-	25,539	-	25,539
Derivatives		176,300		-	176,300
Total	$4,527	$176,300	$25,539	$-	$206,366

	December 31, 2016
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Equities	$39,509	$-	$1,508	$-	$41,017
Funds:
Alternative investments	25,316	-	-	7,125	32,441
Debt	74,591	-	-	6	74,597
Equity	188,229	-	-	39	188,268
Private equity	-	-	-	122,421	122,421
Derivatives	-	1,993	-	-	1,993
Total	$327,645	$1,993	$1,508	$129,591	$460,737
Liabilities:
Securities sold, not yet purchased	$4,482	$-	$-	$-	$4,482
Contingent consideration liability	-	-	22,608	-	22,608
Derivatives	-	182,223	-	-	182,223
Total	$4,482	$182,223	$22,608	$-	$209,313

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month and six month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,537	$(128)	$1,661	$-	$2	$3,072
Total Level 3 Assets	$1,537	$(128)	$1,661	$-	$2	$3,072

Liabilities:
Contingent consideration liability	$25,104	$435	$-	$-	$-	$25,539
Total Level 3 Liabilities	$25,104	$435	$-	$-	$-	$25,539

	Six Months Ended June 30, 2017
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,508	$(126)	$1,661	$(8)	$37	$3,072
Total Level 3 Assets	$1,508	$(126)	$1,661	$(8)	$37	$3,072

Liabilities:
Contingent consideration liability	$22,608	$3,180	$-	$(249)	$-	$25,539
Total Level 3 Liabilities	$22,608	$3,180	$-	$(249)	$-	$25,539

	Three Months Ended June 30, 2016
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,301	$7	$-	$-	$(10)	$1,298
Total Level 3 Assets	$1,301	$7	$-	$-	$(10)	$1,298

	Six Months Ended June 30, 2016
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,276	$10	$-	$-	$12	$1,298
Total Level 3 Assets	$1,276	$10	$-	$-	$12	$1,298

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

(a)

Earnings recorded in “other revenue” for investments in equities for the three month and six month periods ended June 30, 2017 and the three month and six month periods ended June 30, 2016 include net unrealized gains (losses) of $(128), $(128), $2 and $5, respectively. Earnings recorded in “amortization and other acquisition-related costs” for the contingent consideration liability for the three month and six month periods ended June 30, 2017 includes unrealized losses of $435 and $3,180, respectively.

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month and six month periods ended June 30, 2017 and 2016. Certain investments that were valued at NAV as of December 31, 2016 were transferred to Level 2 from the NAV category in the six months ended June 30, 2017, as these investments were valued based on a probable transaction value as of the reporting date that differs from NAV. Such investments were sold in the second quarter of 2017.

The following tables present, at June 30, 2017 and December 31, 2016, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	June 30, 2017
					Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments		% of Fair Value Not Redeemable	% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$6,717	$-		NA	NA	NA	NA	(a)	<30-60 days
Funds of funds	515	-		NA	NA	NA	NA	(b)	<30-90 days
Other	576	-		NA	NA	NA	NA	(c)	<30-60 days
Debt funds	7	-		NA	NA	NA	NA	(d)	30 days
Equity funds	47	-		NA	NA	NA	NA	(e)	<30-90 days
Private equity funds:
Equity growth	79,036	9,183	(f)	100%	15%	39%	46%	NA	NA
Total	$86,898	$9,183

(a)	weekly (53%), monthly (1%) and quarterly (46%)
(b)	monthly (97%) and quarterly (3%)
(c)	daily (6%) and monthly (94%)
(d)	daily (100%)
(e)	daily (18%), monthly (51%) and quarterly (31%)
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

Investment Capital Funding Commitments—At June 30, 2017, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $8,613. The investment period for EGCP III ended on October 12, 2016, after which point the Company’s obligation to fund capital contributions for new investments in EGCP III expired. The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.

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

The table below presents the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 12) on the accompanying condensed consolidated statements of financial condition as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Derivative Assets:
Forward foreign currency exchange rate contracts	$2,595	$1,993
Total return swaps and other (a)	-	-
	$2,595	$1,993
Derivative Liabilities:
Forward foreign currency exchange rate contracts	$2,694	$2,792
Total return swaps and other (a)	5,648	9,043
LFI and other similar deferred compensation arrangements	167,958	170,388
	$176,300	$182,223

(a)

For total return swaps, amounts represent the netting of gross derivative assets and liabilities of $413 and $6,061 as of June 30, 2017, respectively, and $357 and $9,400 as of December 31, 2016, respectively, for contracts with the same counterparty under

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets”, with receivables for net cash collateral under such contracts of $14,686 and $16,996 as of June 30, 2017 and December 31, 2016, respectively.

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2017 and 2016, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Forward foreign currency exchange rate contracts	$(6,630)	$446	$(5,158)	$(6,854)
LFI and other similar deferred compensation arrangements	(5,753)	(312)	(13,106)	2,202
Total return swaps and other	(3,597)	(763)	(8,982)	(1,462)
Total	$(15,980)	$(629)	$(27,246)	$(6,114)

7.	PROPERTY

At June 30, 2017 and December 31, 2016, property consisted of the following:

	Estimated Depreciable	June 30,	December 31,
	Life in Years	2017	2016
Buildings	33	$144,557	$132,821
Leasehold improvements	3-20	172,823	175,810
Furniture and equipment	3-10	182,474	172,353
Construction in progress		7,527	14,038
Total		507,381	495,022
Less - Accumulated depreciation and amortization		307,080	286,001
Property		$200,301	$209,021

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at June 30, 2017 and December 31, 2016 are presented below:

	June 30,	December 31,
	2017	2016
Goodwill	$381,902	$373,117
Other intangible assets (net of accumulated amortization)	7,314	8,907
	$389,216	$382,024

At June 30, 2017 and December 31, 2016, goodwill of $317,361 and $308,576, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the six month periods ended June 30, 2017 and 2016 are as follows:

	Six Months Ended
	June 30,
	2017	2016
Balance, January 1	$373,117	$320,761
Foreign currency translation adjustments	8,785	2,178
Balance, June 30	$381,902	$322,939

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

All changes in the carrying amount of goodwill for the six month periods ended June 30, 2017 and 2016 are attributable to the Company’s Financial Advisory segment.

The gross cost and accumulated amortization of other intangible assets as of June 30, 2017 and December 31, 2016, by major intangible asset category, are as follows:

	June 30, 2017			December 31, 2016
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/performance fees	$35,346	$28,536	$6,810	$35,259	$26,984	$8,275
Management fees, customer relationships and non-compete agreements	33,739	33,235	504	33,728	33,096	632
	$69,085	$61,771	$7,314	$68,987	$60,080	$8,907

Amortization expense of intangible assets, included in “amortization and other acquisition-related costs” in the condensed consolidated statements of operations, for the three month and six month periods ended June 30, 2017 was $822 and $1,651, respectively, and for the three month and six month periods ended June 30, 2016 was $330 and $974, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2017 (July 1 through December 31)	$1,258
2018	5,926
2019	76
2020	54
Total amortization expense	$7,314

(a)	Approximately 29% of intangible asset amortization is attributable to a noncontrolling interest.

9.	SENIOR DEBT

Senior debt is comprised of the following as of June 30, 2017 and December 31, 2016:

				Outstanding as of
	Initial		Annual	June 30, 2017			December 31, 2016
	Principal Amount	Maturity Date	Interest Rate(a)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2020 Senior Notes	500,000	11/14/20	4.25%	$500,000	$3,108	$496,892	$500,000	$3,569	$496,431
Lazard Group 2025 Senior Notes	400,000	2/13/25	3.75%	400,000	3,597	396,403	400,000	3,833	396,167
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	300,000	3,806	296,194	300,000	3,998	296,002
Total				$1,200,000	$10,511	$1,189,489	$1,200,000	$11,400	$1,188,600

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. At June 30, 2017 and December 31, 2016, no amounts were outstanding under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of June 30, 2017, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

As of June 30, 2017, the Company had approximately $174,000 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement, and unused lines of credit available to LFB of approximately $23,000 (at June 30, 2017 exchange rates).

The Company’s senior debt at June 30, 2017 and December 31, 2016 is carried at historical amounts of $1,189,489 and $1,188,600, respectively. At those dates, the fair value of such senior debt was approximately $1,240,000 and $1,204,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

10.	COMMITMENTS AND CONTINGENCIES

Leases—The Company has various leases and other contractual commitments arising in the ordinary course of business.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At June 30, 2017, LFB had $3,388 of such indemnifications and held $3,301 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the condensed consolidated statement of financial condition.

Business Acquisitions—For businesses acquired in 2016, consideration consists of (i) previously paid one-time cash payments, 60,817 shares of Class A common stock subject to non-compete provisions, and non-contingent interests exchangeable into 204,651 shares of Class A common stock, and (ii) up to 810,742 additional shares of Class A common stock that are subject to certain performance thresholds. As of June 30, 2017, none of the contingent shares had been earned.

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, each of LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At June 30, 2017, LFB and LFNY had no such underwriting commitments.

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

Share Repurchase Program—During the six month period ended June 30, 2017 and since 2014, the Board of Directors of Lazard authorized the repurchase of Class A common stock as set forth in the table below:

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

Six Months Ended June 30:	Number of Shares Purchased	Average Price Per Share
2016	5,646,092	$34.49
2017	4,268,479	$43.32

During the six month periods ended June 30, 2017 and 2016, certain of our executive officers received Class A common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of Class A common stock from the executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the six month periods ended June 30, 2017 and 2016, the Company purchased shares of Class A common stock from an executive officer. The aggregate value of all such purchases during the six month periods ended June 30, 2017 and 2016 was approximately $14,700 and $4,900, respectively.

As of June 30, 2017, a total of $170,234 of share repurchase authorization remained available under the Company’s share repurchase program, which will expire on December 31, 2018.

During the six month period ended June 30, 2017, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A and Series B preferred stock. Series A and Series B preferred shares were issued in connection with certain prior year business acquisitions and were each non-participating securities convertible into Class A common stock, and had no voting or dividend rights. As of both June 30, 2017 and December 31, 2016, no shares of Series A or Series B preferred stock were outstanding.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Accumulated Other Comprehensive Income (Loss), Net of Tax (“AOCI”)—The tables below reflect the balances of each component of AOCI at June 30, 2017 and 2016 and activity during the three month and six month periods then ended:

	Three Months Ended June 30, 2017
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, April 1, 2017	$(138,272)	$(158,429)	$(296,701)	$(2)	$(296,699)
Activity:
Other comprehensive income (loss) before reclassifications	26,167	(8,609)	17,558	-	17,558
Adjustments for items reclassified to earnings, net of tax	-	1,356	1,356	-	1,356
Net other comprehensive income (loss)	26,167	(7,253)	18,914	-	18,914
Balance, June 30, 2017	$(112,105)	$(165,682)	$(277,787)	$(2)	$(277,785)

	Six Months Ended June 30, 2017
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2017	$(155,204)	$(159,020)	$(314,224)	$(2)	$(314,222)
Activity:
Other comprehensive income (loss) before reclassifications	43,099	(9,104)	33,995	-	33,995
Adjustments for items reclassified to earnings, net of tax	-	2,442	2,442		2,442
Net other comprehensive income (loss)	43,099	(6,662)	36,437	-	36,437
Balance, June 30, 2017	$(112,105)	$(165,682)	$(277,787)	$(2)	$(277,785)

	Three Months Ended June 30, 2016
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, April 1, 2016	$(85,545)	$(136,028)	$(221,573)	$(1)	$(221,572)
Activity:
Other comprehensive loss before reclassifications	(16,104)	(475)	(16,579)	-	(16,579)
Adjustments for items reclassified to earnings, net of tax	-	1,121	1,121	-	1,121
Net other comprehensive income (loss)	(16,104)	646	(15,458)	-	(15,458)
Balance, June 30, 2016	$(101,649)	$(135,382)	$(237,031)	$(1)	$(237,030)

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	Six Months Ended June 30, 2016
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2016	$(97,284)	$(137,073)	$(234,357)	$(1)	$(234,356)
Activity:
Other comprehensive loss before reclassifications	(4,365)	(616)	(4,981)	-	(4,981)
Adjustments for items reclassified to earnings, net of tax	-	2,307	2,307	-	2,307
Net other comprehensive income (loss)	(4,365)	1,691	(2,674)	-	(2,674)
Balance, June 30, 2016	$(101,649)	$(135,382)	$(237,031)	$(1)	$(237,030)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month and six month periods ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Amortization relating to employee benefit plans (a)	$1,552	$1,524	$2,914	$3,103
Less - related income taxes	196	403	472	796
Total reclassifications, net of tax	$1,356	$1,121	$2,442	$2,307

(a)	Included in the computation of net periodic benefit cost (see Note 13). Such amounts are included in “compensation and benefits” expense on the condensed consolidated statements of operations.

Noncontrolling Interests—Noncontrolling interests principally represent interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own.

The tables below summarize net income attributable to noncontrolling interests for the three month and six month periods ended June 30, 2017 and 2016 and noncontrolling interests as of June 30, 2017 and December 31, 2016 in the Company’s condensed consolidated financial statements:

	Net Income Attributable to Noncontrolling Interests
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Edgewater	$520	$1,007	$3,397	$4,907
Other	3	-	3	-
Total	$523	$1,007	$3,400	$4,907

	Noncontrolling Interests as of
	June 30,	December 31,
	2017	2016
Edgewater	$59,105	$57,238
Other	582	588
Total	$59,687	$57,826

Dividends Declared, July 26, 2017—On July 26, 2017, the Board of Directors of Lazard declared a quarterly dividend of $0.41 per share on our Class A common stock, payable on August 18, 2017, to stockholders of record on August 7, 2017.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

12.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2008 Plan and 2005 Equity Incentive Plan (the “2005 Plan”) and activity with respect thereto during the three month and six month periods ended June 30, 2017 and 2016 is presented below.

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

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs and restricted stock awards) and “professional services” expense (with respect to deferred stock units (“DSUs”)) within the Company’s accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Share-based incentive awards:
RSUs	$54,354	$40,564	$110,295	$94,972
PRSUs	16,417	10,335	28,199	27,024
Restricted Stock	13,161	8,342	22,810	31,818
DSUs	1,542	1,446	1,697	1,511
Total	$85,474	$60,687	$163,001	$155,325

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

RSUs generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any dividends paid on Class A common stock during such period. During the six month periods ended June 30, 2017 and 2016, issuances of RSUs pertaining to such dividend participation rights and respective charges to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”), consisted of the following:

	Six Months Ended
	June 30,
	2017	2016
Number of RSUs issued	739,079	841,433
Charges to retained earnings, net of estimated forfeitures	$31,335	$28,364

Non-executive members of the Board of Directors (“Non-Executive Directors”) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 31,280 and 38,771 DSUs granted during the six month periods ended June 30, 2017 and 2016, respectively.  Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of Class A common stock at the time of cessation of service to the Board of Directors and, for purposes of calculating diluted net income per share, are included in the diluted weighted average shares of Class A common stock outstanding using the “treasury stock” method. DSUs include a cash dividend participation right equivalent to dividends paid on Class A common stock.

The Company’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date immediately preceding the date of the grant. During the six month periods ended June 30, 2017 and 2016, 7,035 and 4,467 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity relating to RSUs and DSUs during the six month periods ended June 30, 2017 and 2016:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2017	11,698,138	$40.65	276,725	$36.05
Granted (including 739,079 RSUs relating to dividend participation)	5,134,126	$43.07	38,315	$44.30
Forfeited	(92,011)	$39.98	-	-
Vested	(3,937,970)	$45.36	(43,465)	$35.77
Balance, June 30, 2017	12,802,283	$40.17	271,575	$37.26
Balance, January 1, 2016	9,599,658	$44.06	312,670	$35.98
Granted (including 841,433 RSUs relating to dividend participation)	6,486,463	$34.47	43,238	$34.95
Forfeited	(94,692)	$40.75	-	-
Vested	(4,233,894)	$39.10	(84,759)	$35.30
Balance, June 30, 2016	11,757,535	$40.58	271,149	$36.02

In connection with RSUs that vested during the six month periods ended June 30, 2017 and 2016, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,267,560 and 1,382,153 shares of Class A common stock during such respective six month periods. Accordingly, 2,670,410 and 2,851,741 shares of Class A common stock held by the Company were delivered during the six month periods ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, estimated unrecognized RSU compensation expense was approximately $211,254, with such expense expected to be recognized over a weighted average period of approximately 1.0 year subsequent to June 30, 2017.

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the six month periods ended June 30, 2017 and 2016:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2017	1,655,073	$40.95
Granted	841,355	$42.58
Forfeited	(32,568)	$41.96
Vested	(458,814)	$45.57
Balance, June 30, 2017	2,005,046	$40.56
Balance, January 1, 2016	713,738	$47.12
Granted	1,795,258	$36.78
Forfeited	(30,412)	$39.96
Vested	(729,457)	$36.72
Balance, June 30, 2016	1,749,127	$40.96

In connection with shares of restricted Class A common stock that vested during the six month periods ended June 30, 2017 and 2016, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 135,528 and 129,389 shares of Class A common stock during such respective six month periods. Accordingly, 323,286 and 600,068 shares of Class A common stock held by the Company were delivered during the six month periods ended June 30, 2017 and 2016, respectively.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The restricted stock awards include a cash dividend participation right equivalent to dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At June 30, 2017, estimated unrecognized restricted stock expense was approximately $42,545, with such expense to be recognized over a weighted average period of approximately 0.9 years subsequent to June 30, 2017.

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

The following is a summary of activity relating to PRSUs during the six month periods ended June 30, 2017 and 2016:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2017	1,590,756	$40.76
Granted (a)	458,113	$43.76
Vested	(825,565)	$42.27
Balance, June 30, 2017	1,223,304	$40.86
Balance, January 1, 2016	1,019,038	$44.49
Granted (a)	627,956	$32.91
Vested	(417,018)	$38.43
Balance, June 30, 2016	1,229,976	$40.63

(a)	Represents PRSU awards granted during the relevant year at the target payout level.

In connection with certain PRSUs that vested or were settled during the six month periods ended June 30, 2017 and 2016, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 126,264 and 64,169 shares of Class A common stock during such respective six month periods. Accordingly, 699,301 and 352,849 shares of Class A common stock held by the Company were delivered during the six month periods ended June 30, 2017 and 2016, respectively.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of June 30, 2017, the total estimated unrecognized compensation expense was approximately $13,089, and the Company expects to amortize such expense over a weighted-average period of approximately 0.9 years subsequent to June 30, 2017.

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

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the six month periods ended June 30, 2017 and 2016:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2017	$49,650	$170,388
Granted	77,580	77,580
Settled	-	(95,633)
Forfeited	(585)	(933)
Amortization	(39,503)	-
Change in fair value related to:
Increase in fair value of underlying investments	-	13,106
Adjustment for estimated forfeitures	-	2,138
Other	942	1,312
Balance, June 30, 2017	$88,084	$167,958

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2016	$75,703	$193,574
Granted	51,871	51,871
Settled	-	(68,628)
Forfeited	(704)	(1,228)
Amortization	(37,890)	-
Change in fair value related to:
Decrease in fair value of underlying investments	-	(2,202)
Adjustment for estimated forfeitures	-	3,385
Other	(873)	357
Balance, June 30, 2016	$88,107	$177,129

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.0 year subsequent to June 30, 2017.

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Amortization, net of forfeitures	$28,310	$19,852	$41,293	$40,751
Change in the fair value of underlying investments	5,753	312	13,106	(2,202)
Total	$34,063	$20,164	$54,399	$38,549

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

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s post-retirement plans for the three month and six month periods ended June 30, 2017 and 2016:

	Pension Plans		Medical Plan
	Three Months Ended June 30,
	2017	2016	2017	2016
Components of Net Periodic Benefit Cost (Credit):
Service cost	$335	$314	$-	$2
Interest cost	4,086	5,246	-	38
Expected return on plan assets	(6,455)	(7,233)	-	-
Amortization of:
Prior service cost	-	604	-	-
Net actuarial loss (gain)	1,552	1,012	-	(92)
Net periodic benefit cost (credit)	$(482)	$(57)	$-	$(52)

	Pension Plans		Medical Plan
	Six Months Ended June 30,
	2017	2016	2017	2016
Components of Net Periodic Benefit Cost (Credit):
Service cost	$675	$621	$-	$6
Interest cost	8,067	10,459	-	83
Expected return on plan assets	(12,560)	(14,399)	-	-
Amortization of:
Prior service cost	30	1,194	-	-
Net actuarial loss (gain)	2,884	2,001	-	(92)
Net periodic benefit cost (credit)	$(904)	$(124)	$-	$(3)

14.	INCOME TAXES

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

The Company recorded income tax provisions of $51,600 and $91,367 for the three month and six month periods ended June 30, 2017, respectively, and $31,872 and $59,526 for the three month and six month periods ended June 30, 2016, respectively, representing effective tax rates of 29.9%, 28.3%, 28.1% and 28.1%, respectively. The difference between the U.S. federal statutory rate of 35.0% and the effective tax rates reflected above principally relates to (i) taxes payable to foreign jurisdictions that are not offset against U.S. income taxes, (ii) foreign source income (loss) not subject to U.S. income taxes (including interest on intercompany

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

financings), (iii) change in the U.S. federal valuation allowance affecting the provision for income taxes, (iv) excess net tax benefit for share-based incentive compensation, and (v) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate.

On January 1, 2017, the Company adopted new accounting guidance on share-based incentive compensation. As a result of the adoption of this new guidance, the Company recognized excess tax benefits of $8,269 from the vesting of share-based incentive compensation in the provision for income taxes in the condensed consolidated statements of operations for the six month period ended June 30, 2017. The Company also recorded deferred tax assets of $81,544, net of a valuation allowance of $12,090, as of January 1, 2017, for previously unrecognized excess tax benefits (including tax benefits from dividends or dividend equivalents) on share-based incentive compensation, with an offsetting adjustment to retained earnings. See Note 2 for further information on the adoption of this new guidance.

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

The Company’s basic and diluted net income per share calculations for the three month and six month periods ended June 30, 2017 and 2016 are computed as described below.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The calculations of the Company’s basic and diluted net income per share and weighted average shares outstanding for the three month and six month periods ended June 30, 2017 and 2016 are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income attributable to Lazard Ltd - basic	$120,378	$80,357	$227,931	$147,180
Net income attributable to Lazard Ltd - diluted	$120,378	$80,357	$227,931	$147,180
Weighted average number of shares of Class A common stock outstanding	122,085,842	125,389,937	122,308,531	125,679,184
Add - adjustment for shares of Class A common stock issuable on a non-contingent basis	282,308	72,011	283,125	72,011
Weighted average number of shares of Class A common stock outstanding - basic	122,368,150	125,461,948	122,591,656	125,751,195
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of Class A common stock issuable from share-based incentive compensation	9,771,466	6,879,574	9,822,840	6,865,208
Weighted average number of shares of Class A common stock outstanding - diluted	132,139,616	132,341,522	132,414,496	132,616,403
Net income attributable to Lazard Ltd per share of Class A common stock:
Basic	$0.98	$0.64	$1.86	$1.17
Diluted	$0.91	$0.61	$1.72	$1.11

16.	RELATED PARTIES

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance fees for providing such services. Investment advisory fees relating to such services were $167,382 and $307,959 for the three month and six month periods ended June 30, 2017, respectively, and $124,794 and $243,704 for the three month and six month periods ended June 30, 2016, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $70,069 and $49,944 remained as receivables at June 30, 2017 and December 31, 2016, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.

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

The cumulative liability relating to our obligations under the Amended and Restated Tax Receivable Agreement as of June 30, 2017 and December 31, 2016 was $512,834 and $513,610, respectively, and is recorded in “tax receivable agreement obligation” on the condensed consolidated statements of financial condition. The balance at June 30, 2017 reflects a payment made under the Amended and Restated Tax Receivable Agreement in the six months ended June 30, 2017 of $776.

Other

See Note 11 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.

17.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At June 30, 2017, LFNY’s regulatory net capital was $137,797, which exceeded the minimum requirement by $132,594. LFNY’s aggregate indebtedness to net capital ratio was 0.57:1 as of June 30, 2017.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At June 30, 2017, the aggregate regulatory net capital of the U.K. Subsidiaries was $175,791, which exceeded the minimum requirement by $157,587.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG and other clients, and asset-liability management. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), also are subject to regulation and supervision by the Autorité des Marchés Financiers. At June 30, 2017, the consolidated regulatory net capital of CFLF was $142,142, which exceeded the minimum requirement set for regulatory capital levels by $94,690. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. In 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At March 31, 2017, the regulatory net capital of the combined European regulated group was $158,032, which exceeded the minimum requirement set for regulatory capital levels by $77,775. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At June 30, 2017, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $147,083, which exceeded the minimum required capital by $120,275.

At June 30, 2017, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the three month and six month periods ended June 30, 2017 and 2016 is prepared using the following methodology:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2017	2016	2017	2016
Financial Advisory	Net Revenue	$410,882	$286,965	$746,694	$552,979
	Operating Expenses	313,719	233,727	576,470	460,805
	Operating Income	$97,163	$53,238	$170,224	$92,174
Asset Management	Net Revenue	$309,878	$254,126	$593,241	$499,885
	Operating Expenses	215,901	182,702	404,652	357,863
	Operating Income	$93,977	$71,424	$188,589	$142,022
Corporate	Net Revenue	$(3,580)	$(6,411)	$709	$(19,966)
	Operating Expenses	15,059	5,015	36,824	2,617
	Operating Loss	$(18,639)	$(11,426)	$(36,115)	$(22,583)
Total	Net Revenue	$717,180	$534,680	$1,340,644	$1,032,898
	Operating Expenses	544,679	421,444	1,017,946	821,285
	Operating Income	$172,501	$113,236	$322,698	$211,613

	As Of
	June 30, 2017	December 31, 2016
Total Assets
Financial Advisory	$985,239	$907,035
Asset Management	624,973	645,653
Corporate	3,159,550	3,003,820
Total	$4,769,762	$4,556,508

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Ltd’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”). All references to “2017,” “2016,” “second quarter,” “first half” or “the period” refer to, as the context requires, the three month and six month periods ended June 30, 2017 and June 30, 2016.

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

Our principal sources of revenue are derived from activities in the following business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding M&A and other strategic matters, restructurings, capital structure, capital raising, shareholder advisory, and various other financial matters, and

•

Asset Management, which offers a broad range of global investment solutions and investment management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.

In addition, we record selected other activities in our Corporate segment, including management of cash, investments, deferred tax assets, outstanding indebtedness, certain contingent obligations, and assets and liabilities associated with Lazard Group’s Paris-based subsidiary, Lazard Frères Banque SA (“LFB”).

Our consolidated net revenue was derived from the following segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Financial Advisory	57%	54%	56%	54%
Asset Management	43	47	44	48
Corporate	-	(1)	-	(2)
Total	100%	100%	100%	100%

We also invest our own capital from time to time, generally alongside capital of qualified institutional and individual investors in alternative investments or private equity investments, and, since 2005, we have engaged in a number of alternative investments and private equity activities, including, historically, investments through (i) Edgewater, our Chicago-based private equity firm, (ii) a fund targeting significant noncontrolling-stake investments in established private companies and (iii) until the second quarter of 2017, a mezzanine fund (the “Mezzanine Fund”), which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies. Lazard sold its interest in the Mezzanine Fund in May 2017.We also make investments to seed our Asset Management strategies.

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

Equity market indices for developed and emerging markets at June 30, 2017 generally increased as compared to such indices at June 30, 2016 and December 31, 2016. In the global M&A markets during the first half of 2017, the value and number of all completed M&A transactions decreased as compared to the same period in the prior year, as did the subset of such transactions involving values greater than $500 million. During the same time, the value and number of all announced M&A transactions, as well as the value of the subset of such transactions involving values greater than $500 million, also decreased. During the first half of 2017, global restructuring activity, as measured by the number of corporate defaults, decreased as compared to the first half of 2016, primarily due to a lower level of defaults in the commodity sectors.

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

•

Financial Advisory—The fundamentals for continued M&A activity appear to remain in place. Although the strength of our Financial Advisory business in the second half of 2016 could make comparisons to future periods more challenging, we believe our Financial Advisory business is in a strong competitive position. Demand continues for expert, independent strategic advice that can be levered across geographies and our range of advisory capabilities. The global scale and breadth of our Financial Advisory business allows us to advise on large, complex cross-border transactions and restructuring transactions across a variety of industries. In addition, we believe our businesses throughout the emerging markets position us for growth in these markets, while enhancing our relationships with, and the services that we can provide to, clients in other economies. In the third quarter of 2016, we expanded our North American Financial Advisory business through the acquisition of an independent financial advisory firm based in Canada. In addition, in October 2016, we acquired the portion of MBA Lazard that we did not previously own, thereby fully integrating our Latin American operations. We believe that these transactions have augmented the strength of our Financial Advisory business throughout the Americas.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions, including completed transactions with values greater than $500 million, decreased in the first half of 2017 as compared to 2016. With respect to announced M&A transactions, the value and number of all transactions, as well as the value of the subset of such transactions involving values greater than $500 million, decreased in the first half of 2017 as compared to 2016.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Incr / (Decr)	2017	2016	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$861	$938	(8)%	$1,712	$1,843	(7)%
Number	8,608	9,694	(11)%	18,412	19,674	(6)%
Deals Greater than $500 million:
Value	$672	$710	(5)%	$1,307	$1,393	(6)%
Number	244	275	(11)%	536	539	(1)%
Announced M&A Transactions:
All deals:
Value	$833	$925	(10)%	$1,595	$1,662	(4)%
Number	9,280	9,734	(5)%	19,352	19,753	(2)%
Deals Greater than $500 million:
Value	$610	$686	(11)%	$1,151	$1,201	(4)%
Number	294	306	(4)%	556	544	2%

Source: Dealogic as of July 7, 2017.

Global restructuring activity during the first half of 2017, as measured by the number of corporate defaults, decreased as compared to the first half of 2016. The number of defaulting issuers decreased to 50 in the first half of 2017, according to Moody’s Investors Service, Inc., as compared to 88 in the first half of 2016, primarily due to a lower level of defaults in the commodity sectors.

Net revenue trends in Financial Advisory for M&A and Strategic Advisory and Restructuring are generally correlated to the level of completed industry-wide M&A transactions and restructuring transactions occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in non-public or sovereign advisory assignments. For example, our M&A and Strategic Advisory revenue, which includes M&A Advisory, Capital Advisory, Capital Raising and Sovereign Advisory revenue, increased 30% in the first half of 2017 as compared to 2016. The industry statistics for global M&A transactions described above reflect a 7% and 6% decrease in the value and number, respectively, of all completed transactions in the first half of 2017 as compared to 2016. For M&A deals with values greater than $500 million, the value and number of completed transactions in the first half of 2017 decreased 6% and 1%, respectively, as compared to 2016. In addition, with respect to our restructuring activity, revenue increased 53% in the first half of 2017 as compared to 2016, in contrast to a 43% decrease in global default activity in the first half of 2017 as compared to 2016.

Asset Management

The percentage change in major equity market indices at June 30, 2017, as compared to such indices at March 31, 2017, December 31, 2016, and at June 30, 2016, is shown in the table below.

	Percentage Changes June 30, 2017 vs.
	March 31, 2017	December 31, 2016	June 30, 2016
MSCI World Index	3%	9%	16%
Euro Stoxx	(2)%	5%	20%
MSCI Emerging Market	5%	17%	21%
S&P 500	3%	8%	15%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM and the nature of the AUM product mix. Accordingly, market movements, foreign currency exchange rate volatility and changes in our AUM product mix will impact the level of revenues we receive from our Asset Management business when comparing periodic results. A substantial portion of our AUM is invested in equities. Movements in AUM during the period generally reflect the changes in equity market indices. Our AUM at June 30, 2017 increased 14% versus AUM at December 31, 2016, primarily due to market and foreign exchange appreciation and net inflows. Average AUM for the second quarter of 2017 was 15% higher than the average AUM for the second quarter of 2016. Average AUM for the first half of 2017 increased 14% as compared to average AUM in the first half of 2016.

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

Lazard’s Asset Management segment principally includes Lazard Asset Management LLC (together with its subsidiaries, “LAM”), Lazard Frères Gestion SAS (“LFG”) and Edgewater. Asset Management net revenue is derived from fees for investment management and advisory services provided to clients. As noted above, the main driver of Asset Management net revenue is the level and product mix of AUM, which is generally influenced by the performance of the global equity markets and, to a lesser extent, fixed income markets as well as Lazard’s investment performance, which impacts its ability to successfully attract and retain assets. As a result, fluctuations (including timing thereof) in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. Asset Management fees are generally based on the level of AUM measured daily, monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations, currency fluctuations, changes in product mix, or net client asset flows will result in a corresponding increase or decrease in management fees. The majority of our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In addition, as Lazard’s AUM includes significant amounts of assets that are denominated in currencies other than U.S. Dollars, changes in the value of the U.S. Dollar relative to foreign currencies will impact the value of Lazard’s AUM and the overall amount of management fees generated by the AUM. Fees vary with the type of assets managed and the vehicle in which they are managed, with higher fees earned on equity assets and alternative investment funds, such as hedge funds and private equity funds, and lower fees earned on fixed income and cash management products.

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

Although Corporate segment net revenue during 2017 is not significant compared to Lazard’s net revenue, total assets in the Corporate segment represented 66% of Lazard’s consolidated total assets as of June 30, 2017, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, deferred tax assets and certain assets associated with LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG and other clients, and asset-liability management.

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

Our operating expenses also include “non-compensation expense”, which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and other expenses.

We believe that “adjusted non-compensation expense”, a non-U.S. GAAP measure, provides a more meaningful basis for our investors to assess our operating results. For calculations with respect to “adjusted non-compensation expense”, see the table under “Consolidated Results of Operations” below.

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

A portion of our net revenue is derived from transactions that are denominated in currencies other than the U.S. Dollar. Since the middle of 2014, the value of the U.S. Dollar has strengthened against many other major currencies. As a result, net revenue for the three month and six month periods ended June 30, 2017 was negatively impacted in comparison to the prior year period. The majority of the negative impact was offset by the positive impact of the exchange rate movements on our operating expenses denominated in currencies other than the U.S. Dollar.

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP. Selected financial data derived from the Company’s reported condensed consolidated results of operations is set forth below, followed by a more detailed discussion of both the consolidated and business segment results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	($ in thousands)
Net Revenue	$717,180	$534,680	$1,340,644	$1,032,898
Operating Expenses:
Compensation and benefits	414,612	308,310	776,413	605,520
Non-compensation	128,810	112,804	236,702	214,791
Amortization and other acquisition-related costs	1,257	330	4,831	974
Total operating expenses	544,679	421,444	1,017,946	821,285
Operating Income	172,501	113,236	322,698	211,613
Provision for income taxes	51,600	31,872	91,367	59,526
Net Income	120,901	81,364	231,331	152,087
Less - Net Income Attributable to Noncontrolling Interests	523	1,007	3,400	4,907
Net Income Attributable to Lazard Ltd	$120,378	$80,357	$227,931	$147,180
Operating Income, as a % of net revenue	24.1%	21.2%	24.1%	20.5%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	($ in thousands)
Operating Revenue:
Net revenue	$717,180	$534,680	$1,340,644	$1,032,898
Adjustments:
Interest expense (a)	11,832	11,337	25,097	22,883
Revenue related to noncontrolling interests (b)	(3,098)	(3,398)	(8,040)	(9,610)
(Gains) losses on investments pertaining to LFI (c)	(5,753)	(312)	(13,106)	2,202
Operating revenue	$720,161	$542,307	$1,344,595	$1,048,373

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$414,612	$308,310	$776,413	$605,520
Adjustments:
Noncontrolling interests (a)	(1,968)	(1,594)	(3,611)	(3,346)
(Charges) credits pertaining to LFI (b)	(5,753)	(312)	(13,106)	2,202
Adjusted compensation and benefits expense	$406,891	$306,404	$759,696	$604,376
Adjusted compensation and benefits expense, as a % of operating revenue	56.5%	56.5%	56.5%	57.6%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)

Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$128,810	$112,804	$236,702	$214,791
Adjustments:
Expenses associated with ERP system implementation (a)	(8,861)	-	(8,861)	-
Expenses related to office space reorganization (b)	(3,161)	-	(3,161)	-
Noncontrolling interests (c)	(677)	(637)	(1,099)	(1,035)
Adjusted non-compensation expense	$116,111	$112,167	$223,581	$213,756
Adjusted non-compensation expense, as a % of operating revenue	16.1%	20.7%	16.6%	20.4%

(a)	Represents expenses associated with the Enterprise Resource Planning (“ERP”) system implementation.
(b)	Represents incremental rent expense and lease abandonment costs related to office space reorganization.
(c)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	($ in thousands)
Earnings From Operations:
Operating revenue	$720,161	$542,307	$1,344,595	$1,048,373
Deduct:
Adjusted compensation and benefits expense	(406,891)	(306,404)	(759,696)	(604,376)
Adjusted non-compensation expense	(116,111)	(112,167)	(223,581)	(213,756)
Earnings from operations	$197,159	$123,736	$361,318	$230,241
Earnings from operations, as a % of operating revenue	27.4%	22.8%	26.9%	22.0%

Headcount information is set forth below:

	As of
	June 30, 2017	December 31, 2016	June 30, 2016
Headcount:
Managing Directors:
Financial Advisory	157	149	146
Asset Management	97	92	93
Corporate	21	20	20
Total Managing Directors	275	261	259
Other Employees:
Business segment professionals	1,288	1,276	1,236
All other professionals and support staff	1,262	1,244	1,210
Total	2,825	2,781	2,705

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

Three Months Ended June 30, 2017 versus June 30, 2016

The Company reported net income attributable to Lazard Ltd of $120 million, as compared to net income of $80 million in the 2016 period.

Net revenue increased $183 million, or 34%, with operating revenue increasing $178 million, or 33%, as compared to the 2016 period. Fee revenue from investment banking and other advisory activities increased $124 million, or 43%, as compared to the 2016 period, due to an increase in M&A and Strategic Advisory and Restructuring revenue. Asset management fees, including incentive fees, increased $53 million, or 22%, as compared to the 2016 period, primarily due to an increase in average AUM. In the aggregate, interest income, other revenue and interest expense increased $6 million as compared to the 2016 period, primarily due to gains in the 2017 period attributable to investments held in connection with LFI.

Compensation and benefits expense increased $106 million, or 34%, as compared to the 2016 period, primarily associated with increased operating revenue.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $407 million, an increase of $101 million, or 33%, as compared to $306 million in the 2016 period. The ratio of adjusted compensation and benefits expense to operating revenue was 56.5% for both the 2017 and 2016 periods and 56.5% for full-year 2016.

Non-compensation expense increased $16 million, or 14%, as compared to the 2016 period, primarily due to expenses associated with the ERP system implementation and expenses related to office space reorganization, as well as higher mutual fund service fees related to the growth in AUM. Adjusted non-compensation expense, which excludes non-compensation costs related to the ERP system implementation, office space reorganization and noncontrolling interests, increased $4 million, or 4%, as compared to the 2016 period. The ratio of adjusted non-compensation expense to operating revenue was 16.1% for the 2017 period, as compared to 20.7% in the 2016 period.

Amortization and other acquisition-related costs increased $1 million as compared to the 2016 period, primarily due to the change in the fair market value of contingent consideration.

Operating income increased $59 million, or 52%, as compared to the 2016 period.

Earnings from operations increased $73 million, or 59%, as compared to the 2016 period, and, as a percentage of operating revenue, was 27.4%, as compared to 22.8% in the 2016 period.

The provision for income taxes reflects an effective tax rate of 29.9%, as compared to 28.1% for the 2016 period. The effective tax rate increased primarily due to the change in the geographic mix of earnings.

Net income attributable to noncontrolling interests was substantially unchanged as compared to the 2016 period.

Six Months Ended June 30, 2017 versus June 30, 2016

The Company reported net income attributable to Lazard Ltd of $228 million, as compared to net income of $147 million in the 2016 period.

Net revenue increased $308 million, or 30%, with operating revenue increasing $296 million, or 28%, as compared to the 2016 period. Fee revenue from investment banking and other advisory activities increased $193 million, or 35%, as compared to the 2016 period, due to an increase in M&A and Strategic Advisory and Restructuring revenue. Asset management fees, including incentive fees, increased $92 million, or 19%, as compared to the 2016 period, primarily due to an increase in average AUM. In the aggregate, interest income, other revenue and interest expense increased $23 million as compared to the 2016 period, primarily due to gains in the 2017 period attributable to investments held in connection with LFI.

Compensation and benefits expense increased $171 million, or 28%, as compared to the 2016 period, primarily associated with increased operating revenue.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $760 million, an increase of $156 million, or 26%, as compared to $604 million in the 2016 period. The ratio of adjusted compensation and benefits expense to operating revenue was 56.5% for the 2017 period, as compared to 57.6% for the 2016 period and 56.5% for full-year 2016.

Non-compensation expense increased $22 million, or 10%, as compared to the 2016 period, primarily due to expenses associated with the ERP system implementation and expenses related to office space reorganization, as well as higher mutual fund service fees related to the growth in AUM. Adjusted non-compensation expense, which excludes non-compensation costs related to the ERP system implementation, office space reorganization and noncontrolling interests, increased $10 million, or 5%, as compared to the 2016 period. The ratio of adjusted non-compensation expense to operating revenue was 16.6% for the 2017 period, as compared to 20.4% in the 2016 period.

Amortization and other acquisition-related costs increased $4 million as compared to the 2016 period, primarily due to the change in the fair market value of contingent consideration.

Operating income increased $111 million, or 52%, as compared to the 2016 period.

Earnings from operations increased $131 million, or 57%, as compared to the 2016 period, and, as a percentage of operating revenue, was 26.9%, as compared to 22.0% in the 2016 period.

The provision for income taxes reflects an effective tax rate of 28.3%, as compared to 28.1% for the 2016 period. The effective tax rate reflects the Company’s adoption of new accounting guidance on share-based incentive compensation and the change in the geographic mix of earnings. See Notes 2 and 14 of Notes to Condensed Consolidated Financial Statements.

Net income attributable to noncontrolling interests decreased $2 million, or 31%, as compared to the 2016 period.

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

Financial Advisory

The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	($ in thousands)
Net Revenue	$410,882	$286,965	$746,694	$552,979
Operating Expenses	313,719	233,727	576,470	460,805
Operating Income	$97,163	$53,238	$170,224	$92,174
Operating Income, as a % of net revenue	23.6%	18.6%	22.8%	16.7%

Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Lazard Statistics:
Number of clients with fees greater than $1 million:
Total Financial Advisory	84	66	152	129
M&A and Strategic Advisory	79	54	133	109
Percentage of total Financial Advisory net revenue from top 10 clients	43%	40%	35%	26%
Number of M&A transactions completed with values greater than $500 million (a)	21	23	48	42

(a)	Source: Dealogic as of July 7, 2017.

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms and is based on the Lazard offices that generate Financial Advisory net revenue, which are located in the Americas (primarily in the U.S. and Latin America), EMEA (primarily in the U.K., France, Germany, Italy and Spain) and the Asia Pacific region (primarily in Australia) and therefore may not be reflective of the geography in which the clients are located.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Americas	54%	53%	59%	60%
EMEA	40	43	37	37
Asia Pacific	6	4	4	3
Total	100%	100%	100%	100%

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

Three Months Ended June 30, 2017 versus June 30, 2016

Financial Advisory net revenue increased $124 million, or 43%, as compared to the 2016 period. M&A and Strategic Advisory net revenue was $323 million, an increase of $108 million, or 50%, as compared to $215 million in the 2016 period. Restructuring revenue was $88 million, an increase of $16 million, or 22%, as compared to $72 million in the 2016 period. The increase in M&A and Strategic Advisory revenue was primarily due to an increase in the number of, and average transaction fees paid with respect to, completed transactions involving fees greater than $1 million as compared to the 2016 period. Clients which in the aggregate represented a significant portion of our M&A and Strategic Advisory revenue in the 2017 period included Alinta Holdings, Danone, Johnson & Johnson, TIAA-CREF, United Arab Shipping Company and VocaLink.

Restructuring revenue in the 2017 period primarily reflected the closing of large assignments. Clients which in the aggregate represented a significant portion of our Restructuring revenue in the 2017 period included AFGlobal, Peabody Energy and Tidewater.

Operating expenses increased $80 million, or 34%, as compared to the 2016 period, primarily due to an increase in compensation associated with increased operating revenue.

Financial Advisory operating income was $97 million, an increase of $44 million, or 83%, as compared to operating income of $53 million in the 2016 period and, as a percentage of net revenue, was 23.6%, as compared to 18.6% in the 2016 period.

Six Months Ended June 30, 2017 versus June 30, 2016

Financial Advisory net revenue increased $194 million, or 35%, as compared to the 2016 period. M&A and Strategic Advisory net revenue was $571 million, an increase of $133 million, or 30%, as compared to $438 million in the 2016 period. Restructuring revenue was $176 million, an increase of $61 million, or 53%, as compared to $115 million in the 2016 period. The increase in M&A and Strategic Advisory revenue was primarily due to an increase in the number of, and average transaction fees paid with respect to, completed transactions involving fees greater than $1 million as compared to the 2016 period.

Restructuring revenue in the 2017 period primarily reflected the closing of large assignments.

Operating expenses increased $116 million, or 25%, as compared to the 2016 period, primarily due to an increase in compensation associated with increased operating revenue.

Financial Advisory operating income was $170 million, an increase of $78 million, or 85%, as compared to operating income of $92 million in the 2016 period and, as a percentage of net revenue, was 22.8%, as compared to 16.7% in the 2016 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	June 30, 2017	December 31, 2016
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$48,115	$41,363
Global	37,012	30,567
Local	39,034	36,243
Multi-Regional	63,930	54,668
Total Equity	188,091	162,841
Fixed Income:
Emerging Markets	16,330	15,580
Global	3,860	3,483
Local	4,391	4,245
Multi-Regional	8,584	7,847
Total Fixed Income	33,165	31,155
Alternative Investments	2,621	2,422
Private Equity	1,447	1,253
Cash Management	437	239
Total AUM	$225,761	$197,910

Total AUM at June 30, 2017 was $226 billion, an increase of $28 billion, or 14%, as compared to total AUM of $198 billion at December 31, 2016, primarily due to market and foreign exchange appreciation and net inflows. Average AUM for the three month and six month periods ended June 30, 2017 increased 15% and 14%, respectively, as compared to the three month and six month periods ended June 30, 2016, respectively.

As of June 30, 2017, approximately 89% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, compared to approximately 88% as of December 31, 2016. As of June 30, 2017, approximately 11% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, compared to approximately 12% at December 31, 2016.

As of June 30, 2017, AUM with foreign currency exposure represented approximately 73% of our total AUM as compared to 70% at December 31, 2016. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month and six month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$178,979	$8,506	$(8,440)	$66	$6,206	$2,840	$188,091
Fixed Income	32,218	1,155	(1,858)	(703)	845	805	33,165
Other	3,981	445	(173)	272	172	80	4,505
Total	$215,178	$10,106	$(10,471)	$(365)	$7,223	$3,725	$225,761

(a)

Inflows in the Equity asset class were primarily attributable to the Multi-Regional and Global platforms, and inflows in the Fixed Income asset class were primarily attributable to the Emerging Markets and Multi-Regional platforms. Outflows in the Equity asset class were primarily attributable to the Global and Multi-Regional equity platforms, and outflows in the Fixed Income asset class were primarily attributable to the Emerging Markets platform.

	Six Months Ended June 30, 2017
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$162,841	$20,291	$(16,736)	$3,555	$16,429	$5,266	$188,091
Fixed Income	31,155	2,815	(3,688)	(873)	1,695	1,188	33,165
Other	3,914	779	(523)	256	229	106	4,505
Total	$197,910	$23,885	$(20,947)	$2,938	$18,353	$6,560	$225,761

(a)

Inflows in the Equity asset class were primarily attributable to the Multi-Regional, Global and Emerging Markets platforms, and inflows in the Fixed Income asset class were primarily attributable to the Emerging Markets and Multi-Regional platforms. Outflows in the Equity asset class were primarily attributable to the Multi-Regional, Global and Emerging Markets equity platforms, and outflows in the Fixed Income asset class were primarily attributable to the Emerging Markets and Multi-Regional platforms.

	Three Months Ended June 30, 2016
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

As of July 25, 2017, AUM was $231.2 billion, a $5.4 billion increase since June 30, 2017. The increase in AUM was due to market appreciation of $3.9 billion and foreign exchange appreciation of $2.2 billion, partially offset by net outflows of $0.7 billion.

Average AUM for the three month and six month periods ended June 30, 2017 and 2016 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	($ in millions)
Average AUM by Asset Class:
Equity	$184,864	$157,315	$177,953	$153,801
Fixed Income	32,816	30,410	32,188	30,311
Alternative Investments	2,787	3,587	2,729	3,511
Private Equity	1,384	930	1,291	891
Cash Management	357	392	334	322
Total Average AUM	$222,208	$192,634	$214,495	$188,836

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	($ in thousands)
Net Revenue	$309,878	$254,126	$593,241	$499,885
Operating Expenses	215,901	182,702	404,652	357,863
Operating Income	$93,977	$71,424	$188,589	$142,022
Operating Income, as a % of net revenue	30.3%	28.1%	31.8%	28.4%

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Americas	57%	58%	58%	59%
EMEA	33	30	32	30
Asia Pacific	10	12	10	11
Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended June 30, 2017 versus June 30, 2016

Asset Management net revenue increased $56 million, or 22%, as compared to the 2016 period. Management fees and other revenue was $293 million, an increase of $40 million, or 16%, as compared to $253 million in the 2016 period, primarily due to an increase in average AUM. Incentive fees were $17 million, an increase of $16 million as compared to $1 million in the 2016 period.

Operating expenses increased $33 million, or 18%, as compared to the 2016 period, primarily due to increases in compensation associated with increased operating revenue.

Asset Management operating income was $94 million, an increase of $23 million, or 32%, as compared to operating income of $71 million in the 2016 period and, as a percentage of net revenue, was 30.3%, as compared to 28.1% in the 2016 period.

Six Months Ended June 30, 2017 versus June 30, 2016

Asset Management net revenue increased $93 million, or 19%, as compared to the 2016 period. Management fees and other revenue was $569 million, an increase of $72 million, or 14%, as compared to $497 million in the 2016 period, primarily due to an increase in average AUM. Incentive fees were $24 million, an increase of $21 million as compared to $3 million in the 2016 period.

Operating expenses increased $47 million, or 13%, as compared to the 2016 period, primarily due to increases in compensation associated with increased operating revenue.

Asset Management operating income was $189 million, an increase of $47 million, or 33%, as compared to operating income of $142 million in the 2016 period and, as a percentage of net revenue, was 31.8%, as compared to 28.4% in the 2016 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	($ in thousands)
Interest Income	$1,180	$673	$1,944	$1,505
Interest Expense	(12,058)	(11,787)	(25,514)	(23,656)
Net Interest (Expense)	(10,878)	(11,114)	(23,570)	(22,151)
Other Revenue (Expense)	7,298	4,703	24,279	2,185
Net Revenue (Expense)	(3,580)	(6,411)	709	(19,966)
Operating Expenses (Credit)	15,059	5,015	36,824	2,617
Operating Income (Loss)	$(18,639)	$(11,426)	$(36,115)	$(22,583)

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended June 30, 2017 versus June 30, 2016

Net interest expense was substantially unchanged as compared to the 2016 period.

Other revenue increased $3 million as compared to the 2016 period, primarily due to gains in the 2017 period attributable to investments held in connection with LFI.

Operating expenses increased $10 million as compared to the 2016 period, primarily due to an increase in compensation and benefits expense, including an increase in charges pertaining to LFI.

Six Months Ended June 30, 2017 versus June 30, 2016

Net interest expense increased $1 million, or 6%, as compared to the 2016 period.

Other revenue increased $22 million as compared to the 2016 period, primarily due to gains in the 2017 period attributable to investments held in connection with LFI.

Operating expenses increased $34 million as compared to the 2016 period, primarily due to an increase in compensation and benefits expense, including an increase in charges pertaining to LFI.

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

Summary of Cash Flows:

	Six Months Ended
	June 30,
	2017	2016
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$231.3	$152.1
Adjustments to reconcile net income to net cash provided by operating activities (a)	269.2	242.0
Other operating activities (b)	(222.2)	(375.8)
Net cash provided by (used in) operating activities	278.3	18.3
Investing activities	(9.2)	(11.0)
Financing activities (c)	(512.2)	(494.5)
Effect of exchange rate changes	39.9	1.6
Net Decrease in Cash and Cash Equivalents	(203.2)	(485.6)
Cash and Cash Equivalents:
Beginning of Period	1,158.8	1,132.1
End of Period	$955.6	$646.5

(a)	Consists of the following:

	Six Months Ended
	June 30,
	2017	2016
	($ in millions)
Depreciation and amortization of property	$15.4	$16.6
Amortization of deferred expenses and stock units	209.1	199.2
Deferred tax provision (benefit)	39.9	25.2
Amortization and other acquisition-related costs	4.8	1.0
Total	$269.2	$242.0

(b)	Includes net changes in operating assets and liabilities.
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

Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”, or in “investments” for interest-bearing deposits having original maturities of greater than three months. In the first half of 2017, as reflected on the condensed consolidated statements of financial condition, both “deposits with banks and short-term investments” and “deposits and other customer payables” increased as compared to December 31, 2016, due to a higher level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of Class A common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At June 30, 2017, Lazard had approximately $956 million of cash, with such amount including approximately $483 million held at Lazard’s operations outside the U.S. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, we expect that no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of June 30, 2017, Lazard had approximately $174 million in unused lines of credit available to it, including a $150 million, five-year, senior revolving credit facility with a group of lenders that expires in September 2020 (the “Amended and Restated Credit Agreement”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $23 million (at June 30, 2017 exchange rates).

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

Financing Activities

The table below sets forth our corporate indebtedness as of June 30, 2017 and December 31, 2016. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		June 30, 2017			December 31, 2016
Senior Debt	Maturity Date	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2020 Senior Notes	2020	$500.0	$3.1	$496.9	$500.0	$3.6	$496.4
Lazard Group 2025 Senior Notes	2025	400.0	3.6	396.4	400.0	3.8	396.2
Lazard Group 2027 Senior Notes	2027	300.0	3.8	296.2	300.0	4.0	296.0
		$1,200.0	$10.5	$1,189.5	$1,200.0	$11.4	$1,188.6

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, along with the use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months.

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended June 30, 2017, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.14 to 1.00 and its Consolidated Interest Coverage Ratio being 20.96 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of June 30, 2017.

In addition, the Amended and Restated Credit Agreement, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At June 30, 2017, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Stockholders’ Equity

At June 30, 2017, total stockholders’ equity was $1,303 million, as compared to $1,294 million at December 31, 2016, including $1,243 million and $1,236 million attributable to Lazard Ltd on the respective dates. The net activity in stockholders’ equity during the six month period ended June 30, 2017 is reflected in the table below (in millions of dollars):

Stockholders’ Equity - January 1, 2017	$1,294
Adjustment for the cumulative effect on prior years from the adoption of new accounting guidance related to share-based incentive compensation	81
Balance, as adjusted, January 1, 2017	1,375
Increase (decrease) due to:
Net income	231
Other comprehensive income	37
Amortization of share-based incentive compensation	163
Purchase of Class A common stock	(185)
Settlement of share-based incentive compensation (a)	(71)
Class A common stock dividends	(242)
Distributions to noncontrolling interests, net	(2)
Other - net	(3)
Stockholders’ Equity - June 30, 2017	$1,303

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

Six Months Ended June 30:	Number of Shares	Average Price Per Share
2016	5,646,092	$34.49
2017	4,268,479	$43.32

As of June 30, 2017, a total of $170 million of share repurchase authorization remained available under the Company’s share repurchase program, which will expire on December 31, 2018.

During the six month period ended June 30, 2017, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of June 30, 2017:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior debt (including interest) (a)	$1,502,417	$47,125	$94,250	$562,375	$798,667
Operating leases (exclusive of $43,490 of committed sublease income)	816,851	83,369	142,018	129,020	462,444
Investment capital funding commitments (b)	9,183	9,183
Total (c)	$2,328,451	$139,677	$236,268	$691,395	$1,261,111

(a)	See Note 9 of Notes to Condensed Consolidated Financial Statements.
(b)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $6,904 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders. See Note 5 of Notes to Condensed Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.

(c)

The table above excludes contingent obligations, given the inability to make a reasonably reliable estimate of the timing of the amounts of any such payments. The table above also excludes any possible payments for uncertain tax positions and payments pursuant to the Company’s tax receivable agreement, given that the actual amount and timing of payments under the tax receivable agreement could differ materially from our estimates. At June 30, 2017, a tax receivable agreement obligation of $512,834 was recorded on the condensed consolidated statements of financial condition. See “Critical Accounting Policies and Estimates—Income Taxes” below. See also Notes 10, 12, 13, 14 and 16 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans, income taxes and tax receivable agreement obligations, respectively.

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

On January 1, 2017, we adopted new accounting guidance on share-based incentive compensation. As a result of the adoption of this new guidance, we recognized excess tax benefits of $8.3 million from the vesting of share-based incentive compensation in the provision for income taxes in the condensed consolidated statements of operations for the six month period ended June 30, 2017. Upon adoption of the new guidance, we also recorded deferred tax assets of $81.5 million, net of a valuation allowance of $12.1 million, for previously unrecognized excess tax benefits (including tax benefits from dividends or dividend equivalents) on share-based incentive compensation, with an offsetting adjustment to retained earnings. See Notes 2 and 14 of Notes to Condensed Consolidated Financial Statements for further information on the adoption of this new guidance. The new guidance has since January 1, 2017 affected, and the Company expects that in future periods the new guidance will affect, the provision for income taxes for the delivery of stock under share-based incentive compensation arrangements, as well as the effective tax rate in the relevant periods, which could be material to the condensed consolidated statements of operations and the classification of cash flows in the relevant periods.

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

The cumulative liability relating to our obligations under the Amended and Restated Tax Receivable Agreement recorded as of June 30, 2017 and December 31, 2016 was $513 million and $514 million, respectively, and is recorded in “tax receivable agreement obligation” on the condensed consolidated statements of financial condition.

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

Data relating to investments is set forth below:

	June 30, 2017	December 31, 2016
	($ in thousands)
Seed investments by asset class:
Equities (a)	$109,061	$99,669
Fixed income	17,495	16,406
Alternative investments	8,198	18,172
Total seed investments	134,754	134,247
Other investments owned:
Private equity (b)	59,479	96,089
Interest-bearing deposits (c)	541	456
Fixed income and other	25,348	22,908
Total other investments owned	85,368	119,453
Subtotal	220,122	253,700
Add:
Equity method (d)	222	222
Private equity consolidated, not owned (e)	19,557	26,332
LFI (f)	181,826	179,168
Total investments	$421,727	$459,422

(a)	At June 30, 2017 and December 31, 2016, seed investments in directly owned equity securities were invested as follows:

	June 30, 2017	December 31, 2016
Percentage invested in:
Financials	26%	30%
Consumer	30	28
Industrial	15	13
Technology	11	12
Other	18	17
Total	100%	100%

(b)

Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $37 million and $34 million as of June 30, 2017 and December 31, 2016, respectively.

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

At June 30, 2017 and December 31, 2016, total investments with a fair value of $421 million and $459 million, respectively, included $87 million and $130 million, respectively, or 21% and 28%, respectively, of investments that were classified using NAV or its equivalent as a practical expedient. See Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of June 30, 2017 and December 31, 2016, the Company held seed investments of approximately $135 million and $134 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $14 million in five entities as of June 30, 2017, as compared to $41 million in six entities as of December 31, 2016.

As of June 30, 2017 and December 31, 2016, the Company did not consolidate or deconsolidate any seed investment entities. As such, 100% of the recorded balance of seed investments as of June 30, 2017 and December 31, 2016 represented the Company’s economic interest in the seed investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed investment entities.

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

Equity Market Price Risk—At June 30, 2017 and December 31, 2016, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $104 million and $110 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $0.5 million and $1.0 million in the carrying value of such investments as of June 30, 2017 and December 31, 2016, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At June 30, 2017 and December 31, 2016, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $60 million and $53 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $1.1 million and $0.9 million in the carrying value of such investments as of June 30, 2017 and December 31, 2016, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At June 30, 2017 and December 31, 2016, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $65 million and $64 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a decrease of approximately $1.6 million and $1.7 million in the carrying value of such investments as of June 30, 2017 and December 31, 2016, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At June 30, 2017 and December 31, 2016, the Company’s exposure to changes in fair value of such investments was approximately $59 million and $96 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $5.9 million and $9.6 million in the carrying value of such investments as of June 30, 2017 and December 31, 2016, respectively.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At June 30, 2017, total receivables amounted to $655 million, net of an allowance for doubtful accounts of $25 million. As of that date, Financial Advisory and Asset Management fees, and customer receivables comprised 81% and 19% of total receivables, respectively. At December 31, 2016, total receivables amounted to $638 million, net of an allowance for doubtful accounts of $16 million. As of that date, Financial Advisory and Asset Management fees, and customer receivables comprised 88% and 12% of total receivables, respectively. At June 30, 2017 and December 31, 2016, the Company had receivables past due or deemed uncollectible of approximately $39 million and $22 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit (primarily for clients of LFG). At June 30, 2017 and December 31, 2016, customer receivables included $50 million and $51 million of LFB loans, respectively, with such loans being fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $3 million and $2 million at June 30, 2017 and December 31, 2016, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $8 million and $12 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $168 million and $170 million at June 30, 2017 and December 31, 2016, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of June 30, 2017, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $10 million in the event interest rates were to increase by 1% and decrease by approximately $10 million if rates were to decrease by 1%.

As of June 30, 2017, the Company’s cash and cash equivalents totaled approximately $956 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and (iii) in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

None.

Issuer Repurchases of Equity Securities

The following table sets forth information regarding Lazard’s purchases of its Class A common stock on a monthly basis during the second quarter of 2017. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2017
Share Repurchase Program (1)	282,308	$44.68	282,308	$236.5	million
Employee Transactions (2)	1,710	$46.06		-
May 1 – May 31, 2017
Share Repurchase Program (1)	1,421,282	$43.48	1,421,282	$174.7	million
Employee Transactions (2)	101,191	$43.45
June 1 – June 30, 2017
Share Repurchase Program (1)	99,922	$44.31	99,922	$170.2	million
Employee Transactions (2)	3,052	$43.39
Total
Share Repurchase Program (1)	1,803,512	$43.72	1,803,512	$170.2	million
Employee Transactions (2)	105,953	$43.49	-

(1)	During the six months ended June 30, 2017 and since 2014, the Board of Directors of Lazard authorized the repurchase of Class A common stock as set forth in the table below.

Date	Repurchase Authorization	Expiration
April 2014	$200,000	December 31, 2015
February 2015	$150,000	December 31, 2016
January 2016	$200,000	December 31, 2017
April 2016	$113,182	December 31, 2017
November 2016	$236,000	December 31, 2018

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

(2)

Under the terms of the 2008 Plan, upon the vesting of RSUs, PRSUs, DSUs and delivery of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended June 30, 2017, the Company satisfied such obligations in lieu of issuing (i) 78,664 shares of Class A common stock upon the vesting or settlement of 389,311 RSUs and PRSUs and (ii) 27,289 shares of Class A common stock upon the vesting of 195,357 shares of restricted Class A common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

PART IV

Item 6.	Exhibits

3.1

Certificate of Incorporation and Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

3.2

Certificate of Incorporation on Change of Name of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

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

4.6

Seventh Supplemental Indenture, dated as of November 4, 2016, between Lazard Group LLC and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on November 7, 2016).

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

10.5

Fourth Amendment dated as of February 16, 2011, by and among RCPI Landmark Properties, L.L.C. (as the successor in interest to Rockefeller Center Properties), RCPI 30 Rock 22234849, L.L.C. and Lazard Group LLC (as the successor in interest to Lazard Frères & Co. LLC), to the Lease dated as of January 27, 1994, by and among Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

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

Dated: August 1, 2017

LAZARD LTD

By:	/s/ Matthieu Bucaille
Name:	Matthieu Bucaille
Title:	Chief Financial Officer

By:	/s/ Dominick Ragone
Name:	Dominick Ragone
Title:	Chief Accounting Officer