Form 10-K
period 2018-12-31
Lazard Ltd
filed 2019-02-26
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2018 was approximately $5,784,416,520.

As of January 30, 2019, there were 129,766,091 shares of the Registrant’s Class A common stock outstanding (including 19,763,704 shares held by subsidiaries).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2019 annual general meeting of shareholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13 and 14.

LAZARD LTD

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

i

Part I

When we use the terms “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd’s primary operating asset is its indirect ownership as of December 31, 2018 of all of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

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

Financial Advisory

Our Financial Advisory business offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”) and other strategic matters, restructurings, capital structure, shareholder advisory, capital raising and various other financial matters. We focus on solving our clients’ most complex issues, providing advice to key decision-makers, senior management, boards of directors and business owners, as well as governments and governmental agencies, in transactions that typically are of significant strategic and financial importance to them.

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

We earned $1 million or more from 287 clients, 304 clients and 276 clients for the years ended December 31, 2018, 2017 and 2016, respectively. For the years ended December 31, 2018, 2017 and 2016, the ten largest fee paying clients constituted approximately 19%, 22% and 23%, respectively, of our Financial Advisory segment net revenue, with no client individually contributing more than 10% of segment net revenue during any of these years.

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

Our Financial Advisory business has made certain business acquisitions and entered into other strategic business relationships. For example, in 2016, we expanded our North American Financial Advisory business through the acquisition of an independent financial advisory firm based in Canada, and we acquired the portion of MBA Lazard that we did not previously own, thereby fully integrating our Latin American operations.

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

When we advise clients that are contemplating the sale of certain businesses, assets or an entire company, our services include advising on the sale process for the situation, providing valuation analyses, assisting in preparing an information memorandum or other appropriate sale materials and rendering, if appropriate, fairness opinions. We also identify and contact selected qualified acquirors and assist in negotiating and closing the proposed sale. As appropriate, we also advise our clients regarding potential financial and strategic alternatives to a sale, including recapitalizations, spin-offs, carve-outs and split-offs. We frequently provide advice with respect to the structure, timing and pricing of these alternatives.

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

When we assist clients in connection with shareholder advisory and corporate preparedness matters, our services may include reviewing and analyzing the business and financial condition of the company, providing insights on the company’s shareholders, assisting in the evaluation of corporate governance matters, and advising on defense measures and strategic alternatives potentially available to the company. Our advice may relate to a broad range of matters including M&A, capital markets, corporate governance and data analytics.

When we assist clients in connection with their capital structure, we typically review and analyze structural alternatives, assist in long-term capital planning and advise and assist with respect to rating agency discussions and relationships, among other things.

When we assist clients in raising private or public market financing or capital, our services include assisting clients in connection with securing, refinancing or restructuring bank loans or other debt, originating and executing, or participating in, public underwritings and private placements of securities, and originating and executing private placements of partnership and similar interests in alternative investment funds such as leveraged buyout, mezzanine or real estate focused funds.

We are at the forefront of providing independent advice to governments and governmental agencies in connection with economic developments. Lazard’s Sovereign Advisory Group has advised a number of countries and institutions with respect to sovereign debt and other financial matters.

Staffing

We staff each of our assignments with a team of quality professionals who have appropriate product, industry and geographic expertise. We pride ourselves on, and we believe we differentiate ourselves from our competitors by, being able to offer a high level of attention from senior personnel to our clients and organizing ourselves in such a way that managing directors who are responsible for securing and maintaining client relationships also actively participate in providing related advice and services. Our managing directors have significant experience, and many of them are able to use this experience to advise on M&A, financings, restructurings, capital structure, shareholder advisory and other transactions or financial matters, depending on our clients’ needs. Many of our managing directors and senior employees come from diverse backgrounds, such as senior leadership positions in corporations, government, law and strategic consulting, which we believe enhances our ability to offer sophisticated advice and customized solutions to our clients. As of December 31, 2018, our Financial Advisory segment had 166 managing directors and 1,312 other professionals and support staff.

Industries Served

We seek to offer our services across most major industry groups, including, in many cases, sub-industry specialties. Managing directors and professionals in our Mergers and Acquisitions practice are organized to provide advice in the following major industry practice areas:

•	consumer;
•	financial institutions;
•	health care and life sciences;
•	industrials;
•	power and energy/infrastructure;
•	real estate; and
•	technology, media and telecommunications.

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

In addition to our Mergers and Acquisitions and Restructuring practices, we also maintain specialties in the following distinct practice areas within our Financial Advisory business:

•	government and sovereign advisory;
•	capital structure and debt advisory;
•	shareholder and corporate preparedness advisory;
•	fund-raising for alternative investment funds; and

•	corporate finance and other services, including private placements, underwritten offerings related to our Financial Advisory business and transactions involving the exchange or issuance of securities.

We endeavor to coordinate the activities of the professionals in these areas with our Mergers and Acquisitions industry specialists in order to offer clients customized teams of cross-functional expertise spanning both industry and practice area expertise.

Strategy

Our focus in our Financial Advisory business is on:

•	investing in our intellectual capital through senior professionals who we believe have strong client relationships and industry expertise;
•	increasing our contacts with existing clients to further enhance our long-term relationships and our efforts in developing new client relationships;
•	developing new client relationships;
•	expanding the breadth and depth of our industry expertise and selectively adding or reinforcing practice areas, such as our Capital Advisory, Shareholder Advisory and Sovereign Advisory groups;
•	coordinating our industry specialty activities on a global basis and increasing the integration of our industry experts in Mergers and Acquisitions with our other professionals;
•	selectively bolstering our existing presence in certain local markets;
•	broadening our geographic presence by adding new offices;
•	investing in our technology infrastructure and data science capabilities to enhance our business; and
•	deploying our intellectual capital, strong client relationships and other assets to generate new revenue streams.

In addition to the investments made as part of this strategy, we believe that our Financial Advisory business may benefit from external market factors, including:

•	demand for independent, sophisticated financial advice;
•	recapitalization and related activities in developed and emerging markets;
•	relatively low interest rates and high corporate cash balances;
•	favorable levels of cross-border M&A and large capitalization M&A, two of our areas of historical specialization; and
•	possible M&A activity that may result from tax, regulatory and similar reform in certain regions, including the U.S.

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

Our top ten clients accounted for 26%, 25% and 21% of our total assets under management (“AUM”) for the years ended December 31, 2018, 2017 and 2016, respectively, with no client individually contributing more than 10% of our Asset Management segment net revenue during any of the respective years. Approximately 88% of our AUM as of December 31, 2018 was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 12% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

The charts below illustrate the mix of our AUM as of December 31, 2018, measured by broad product strategy and by office location.

Our Asset Management business maintains offices in New York, Amsterdam, Bordeaux, Boston, Brussels, Chicago, Dubai, Dublin, Frankfurt, Geneva, Hamburg, Hong Kong, London, Lyon, Madrid, Melbourne, Milan, Montreal, Nantes, Paris, San Francisco, Seoul, Singapore, Sydney, Tokyo, Toronto and Zurich.  These operations, with 102 managing directors and 1,014 other professionals and support staff as of December 31, 2018, provide our Asset Management business with both a global presence and a local identity.

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

In searching for investment opportunities, many of our investment professionals follow an investment process that incorporates several interconnected components that may include:

•	fundamental analysis;
•	quantitative analysis;

•	accounting analysis;
•	security selection and portfolio construction;
•	risk management; and
•	environmental, social and governance factors.

In our Asset Management business, we conduct investment research on a global basis to develop market, industry and company specific insights and evaluate investment opportunities. Many of our global equity analysts, located in our worldwide offices, are organized around global industry sectors.

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

Global Ex-Australia

Pan-European

Large Capitalization

Small Capitalization

Multi-Capitalization   Value

Quantitative

Eurozone

Large Capitalization

Small Capitalization

Continental European

Small Capitalization

Multi Capitalization

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

Fixed Income and Cash Management	Global Core Fixed Income High Yield Short Duration	Pan-European Core Fixed Income High Yield Cash Management Duration Overlay Eurozone Fixed Income Cash Management Corporate Bonds	U.S. Core Fixed Income High Yield Short Duration Municipals Cash Management Non-U.S. U.K. Fixed Income	Global Emerging Debt Emerging Corporates

	Global	Multi-Regional	Local	Emerging Markets
Alternative	Global Fund of Closed-End Funds (Long and Long/Short) Convertible Arbitrage/Relative Value Multi Asset Commodities	European Long/Short Equity	U.S. U.S. (Long/Short) Market Neutral Non-U.S. Japan (Long/Short)	Global Emerging Income Emerging Debt Fund of Hedge Funds

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

Distribution.    We distribute our products through a broad array of marketing channels on a global basis. Marketing, sales and client service efforts are organized through a global market delivery and service network, with distribution professionals located in cities including New York, Amsterdam, Bordeaux, Boston, Brussels, Chicago, Dubai, Frankfurt, Geneva, Hamburg, Hong Kong, London, Lyon, Madrid, Milan, Melbourne, Montreal, Nantes, Paris, San Francisco, Seoul, Singapore, Sydney, Tokyo, Toronto and Zurich. We have developed a well-established presence in the institutional asset management arena, managing assets for corporations, labor unions, sovereign wealth funds and public pension funds around the world. In addition, we manage assets for insurance companies, savings and trust banks, endowments, foundations and charities.

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

•	invested in our technology infrastructure and data science capabilities to enhance our business; and
•	continued to expand the geographic reach of our Asset Management business, including through opening offices in Amsterdam and Melbourne, and expanding in Milan and Zurich.

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

Alternative Investments

Since 2005, we have been engaged in selected alternative investments and private equity activities. In 2009, we established a private equity business with The Edgewater Funds (“Edgewater”), a Chicago-based private equity firm, through the acquisition of Edgewater’s management vehicles. As of December 31, 2018, Edgewater had approximately $1 billion of AUM and unfunded fee-earning commitments.

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

Employees

We believe that our people are our most important asset, and it is their reputation, talent, integrity and dedication that underpin our success. As of December 31, 2018, we employed 2,996 people, which included 166 managing directors and 1,312 other professionals and support staff in our Financial Advisory segment and 102 managing directors and 1,014 other professionals and support staff in our Asset Management segment. We strive to maintain a work environment that fosters professionalism, excellence, diversity and inclusion, collaboration and cooperation among our employees worldwide. We generally utilize an evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for improved performance. Generally, our employees are not subject to any collective bargaining agreements, except that our employees in certain of our offices, including France and Italy, are covered by national, industry-wide collective bargaining agreements. We believe that we have good relations with our employees.

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

We believe that our primary global competitors in our Asset Management business include, in the case of Lazard Asset Management LLC (“LAM LLC”) and its subsidiaries (collectively, “LAM”), Aberdeen, Acadian, Alliance Bernstein, Capital Management & Research, Fidelity, Franklin Templeton, Invesco, JP Morgan Asset Management, Lord Abbett, MFS, Neuberger Berman and Schroders and, in the case of Lazard Frères Gestion SAS (“LFG”), private banks with offices in France as well as large institutional banks and fund managers. We face competition in private equity both in the pursuit of outside investors for our private equity funds and the acquisition of investments in attractive portfolio companies. We compete with hundreds of other funds, many of which are subsidiaries of, or otherwise affiliated with, large financial service providers.

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

Many of our competitors are large, consolidated financial institutions that have the ability to offer a wider range of products than we offer, including loans, deposit taking, insurance and brokerage services. Many of these firms also offer more extensive asset management and investment banking services, which may enhance their competitive position. They also may have the ability to support investment banking and investment management products with commercial banking, insurance and other financial services revenue in an effort to gain market share, which could result in pricing pressure in our businesses. At the same time, demand for independent financial advice has created opportunities for new entrants, including a number of boutique financial advisory firms. These boutique firms frequently compete, among other factors, on the basis of their independent financial advice, and their activities also could result in pricing and other competitive pressure in our businesses. We also face competition from asset management firms that specialize in providing passively managed investment strategies at relatively low costs, which could result in pricing pressure in our Asset Management business.

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

In addition, the Central Bank of Ireland, the Japanese Ministry of Finance and Financial Services Agency, the Korean Financial Supervisory Commission, the Securities and Futures Commission of Hong Kong, the Monetary Authority of Singapore, the Australian Securities & Investments Commission, the Dubai Financial Services Authority, the Swiss Financial Market Supervisory Authority, the Italian Companies and Stock Exchange Commission and the German Federal Financial Supervisory Authority, among others, regulate relevant operating subsidiaries of the Company and also have capital standards and other requirements broadly comparable to the rules of the SEC. Our business is also subject to regulation by other non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries in which we operate.

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

Executive Officers of the Registrant

Set forth below are the name, age, present title, principal occupation and certain biographical information for each of our executive officers as of February 19, 2019, all of whom have been appointed by, and serve at the discretion of, our board of directors.

Kenneth M. Jacobs, 60

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

Evan L. Russo, 44

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

Ashish Bhutani, 58

Mr. Bhutani has served as a member of the Board of Directors of Lazard Ltd and Lazard Group since March 2010. Mr. Bhutani is a Vice Chairman and a Managing Director of Lazard and has been the Chief Executive Officer of LAM since March 2004. Mr. Bhutani previously served as Head of New Products and Strategic Planning for LAM from June 2003 to March 2004. Prior to joining Lazard, he was Co-Chief Executive Officer, North America, of Dresdner Kleinwort Wasserstein from 2001 to the end of 2002, and was a member of its Global Corporate and Markets Board, and a member of its Global Executive Committee. Mr. Bhutani worked at Wasserstein Perella Group (the predecessor to Dresdner Kleinwort Wasserstein) from 1989 to 2001, serving as Deputy Chairman of Wasserstein Perella Group and Chief Executive Officer of Wasserstein Perella Securities from 1994 to 2001. Mr. Bhutani began his career at Salomon Brothers in 1985, where he was a Vice President in Fixed Income. Mr. Bhutani is a member of the Board of Directors of four registered investment companies, which are part of the Lazard fund complex. Mr. Bhutani is also a member of the Board of Directors of City Harvest.

Scott D. Hoffman, 56

Mr. Hoffman has served as Chief Administrative Officer of Lazard Ltd and Lazard Group since July 2017 and as General Counsel of Lazard Ltd since May 2005. Mr. Hoffman has served as a Managing Director of Lazard since January 1999 and General Counsel of Lazard Group since January 2001. Mr. Hoffman previously served as Vice President and Assistant General Counsel from February 1994 to December 1997 and as a Director from January 1998 to December 1998. Prior to joining Lazard, Mr. Hoffman was an attorney at Cravath, Swaine & Moore LLP. Mr. Hoffman is a member of the Board of Trustees of the New York University School of Law and a member of the Board of Directors of the Film Society of Lincoln Center.

Alexander F. Stern, 52

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

Where You Can Find Additional Information

Lazard Ltd files current, annual and quarterly reports, proxy statements and other information required by the Exchange Act with the SEC. The Company’s SEC filings are available to the public from the SEC’s internet site at http://www.sec.gov.

Our public website is http://www.lazard.com and the investor relations section hosts our SEC filings. We will make available free of charge, on or through the investor relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request of any Lazard Ltd shareholder to the Investor Relations Department, are charters for the Company’s Audit Committee, Compensation Committee, Nominating & Governance Committee and Workplace and Culture Committee. Copies of these charters and our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees are also posted on the investor relations section of our website in the corporate governance subsection.

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

Our AUM has declined from time to time during recent periods. For example, total AUM at December 31, 2018 was $215 billion, a decrease of 14% as compared to total AUM at December 31, 2017. If our Asset Management revenue declines without a commensurate reduction in our expenses, our net income would be reduced. In addition, in the event of a market or general economic downturn, our alternative investment and private equity practices also may be impacted by a difficult fund raising environment and reduced exit opportunities in which to realize the value of their investments. Fluctuations in foreign currency exchange rates may also affect the levels of our AUM and our investment advisory fees. See “Fluctuations in foreign currency exchange rates could reduce our stockholders’ equity and net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM” below.

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

In addition, our Asset Management revenue is particularly sensitive to fluctuations in our AUM. Asset Management fees are predominantly based on the daily, monthly or quarterly average AUM. As a result, a reduction in AUM at the end of a day, month or quarter (as a result of market depreciation, withdrawals, fluctuations in foreign currency exchange rates or otherwise) will result in a decrease in management fees. Similarly, the timing of flows, contributions and withdrawals are often out of our control and may be inconsistent from quarter to quarter. Incentive fees are driven by investment performance (either absolute performance or relative to an established benchmark), which is directly impacted by market movements, and may therefore fluctuate from period to period.

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

Certain changes to our employee compensation arrangements may result in increased compensation and benefits expense. In addition, any changes to the mix of cash and deferred incentive compensation granted to our employees may affect certain financial measures applicable to our business, including ratios of compensation and benefits expense to revenue, and may result in the issuance of increased levels of Lazard Ltd’s Class A common stock, par value $0.01 per share (“Class A common stock”), to our employees upon vesting of restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), restricted stock awards or other equity-based awards in a particular year. Our compensation levels, results of operations and financial position may be significantly affected by many factors, including general economic and market conditions, our operating and financial performance, staffing levels and competitive pay conditions.

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

Competitive pressure could adversely affect our ability to attract new or retain existing clients, make successful investments, retain our people or maintain AUM, any of which would adversely affect our results of operations and financial condition.

A substantial portion of our revenue is derived from Financial Advisory fees, which are not long-term contracted sources of revenue and are subject to intense competition, and declines in our Financial Advisory engagements could have a material adverse effect on our business, financial condition and results of operations.

We historically have earned a substantial portion of our revenue from advisory fees paid to us by our Financial Advisory clients, which usually are payable upon the successful completion of a particular transaction or restructuring. For example, for the year ended December 31, 2018, Financial Advisory services accounted for approximately 55% of our consolidated net revenue. We expect that we will continue to rely on Financial Advisory fees for a substantial portion of our revenue for the foreseeable future, and a decline in our Financial Advisory engagements or the market for financial advisory services would adversely affect our business, financial condition and results of operations.

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

We provide various restructuring and restructuring-related advice to companies in financial distress or to their creditors or other stakeholders. Historically, the fees from restructuring-related services have been a significant part of our Financial Advisory revenue. A number of factors could affect demand for these advisory services, including improving general economic conditions, the availability and cost of debt and equity financing and changes to laws, rules and regulations, including those that protect creditors, and the deregulation or privatization of particular industries. For example, global restructuring activity during 2018, as measured by the number of corporate defaults, decreased significantly as compared to 2017.

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

We are exposed to fluctuations in foreign currencies, including through advisory fees paid to our Financial Advisory business and management fees paid to our Asset Management business. Our financial statements are denominated in U.S. Dollars and, for the year ended December 31, 2018, we received approximately 40% of our consolidated net revenue in other currencies, predominantly in Euros, British Pounds and Australian Dollars. In addition, we pay a significant amount of our expenses in such other currencies. The exchange rates of these currencies versus the U.S. Dollar affect the carrying value of our assets and liabilities as well as our revenues, expenses and net income. We do not generally hedge such foreign currency exchange rate exposure arising in our subsidiaries outside of the U.S. Fluctuations in foreign currency exchange rates may also make period to period comparisons of our results of operations difficult.

Fluctuations in foreign currency exchange rates also can impact the portfolios of our Asset Management clients. Client portfolios are invested in securities across the globe, although most portfolios are funded in a single base currency. Foreign currency exchange rate fluctuations can adversely impact investment performance for a client’s portfolio and also may affect the levels of our AUM. As our AUM include significant assets that are denominated in currencies other than U.S. Dollars, an increase in the value of the U.S. Dollar relative to non-U.S. currencies, with all other factors held constant, generally would result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S. Dollar-denominated revenue in our Asset Management business. As of December 31, 2018, AUM with foreign currency exposure represented approximately 70% of our total AUM.

See Note 14 of Notes to Consolidated Financial Statements for additional information regarding the impact on stockholders’ equity from currency translation adjustments and Note 2 of Notes to Consolidated Financial Statements for additional information regarding the impact on operating results from currency transaction adjustments.

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

We face the risk of significant intervention by regulatory authorities, including extended investigation and surveillance activity, adoption of costly or restrictive new regulations and judicial or administrative proceedings that may result in substantial penalties. Among other things, we could be fined or be prohibited from engaging in some of our business activities. In addition, the regulatory environment in which we operate is subject to modification and further regulation. Such changes may increase the expenses that we incur without necessarily leading to commensurate increases in revenue and income. Certain laws and regulations within the U.S. and externally include extraterritorial application that may lead to overlapping or conflicting legal and regulatory burdens with additional risks and implementation expenses. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to us and our clients also may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes.

The U.S. and other governments and institutions have taken actions, and may in the future take further actions, in response to disruption and volatility in the global financial markets. Such further actions could include expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect of any such expanded or new standards, requirements and rules is uncertain and could have adverse consequences to our business, financial condition and results of operations. While we continue to examine the requirements of new regulations that may become applicable to us in the U.S. and in the European Union (see “Business—Regulation”), and previously announced actual or potential regulations that may be modified, we are not able to predict the ultimate effect on us.

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

Specific regulatory changes also may have a direct impact on the revenue of our Asset Management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. For example, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of client trades also pays for research and other eligible services that are used by investment advisors, is being reexamined by different regulatory bodies and industry participants. Although a substantial portion of the research relied on by our Asset Management business in its investment decision-making processes is generated internally by our investment personnel, external research, including external research and other eligible services traditionally paid for with soft dollars, is also important to the process. This external research includes materials provided by broker-dealers and research firms, as well as eligible data and analytics services from various sources. In connection with the implementation of the EU Markets in Financial Instruments Directive II (“MiFID II”) in 2018, our Asset Management affiliates in Germany and the U.K. decided to pay for broker research services from their own resources. The ultimate impact of MiFID II and potential similar, future regulatory changes on our Asset Management business and on the financial industry as a whole remains uncertain, although it has reduced our ability to utilize commissions to pay for research services and other soft dollar services in certain European jurisdictions. Similar pressures may come from changes in the asset management industry itself, which may further increase our costs related to external research services. For the year ended December 31, 2018, our Asset Management business obtained research and other eligible services through third-party soft dollar arrangements, the total value of which we estimate to be approximately $30 million.

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

In recent years, the U.S. Department of Justice and the SEC have also devoted greater resources to the enforcement of the Foreign Corrupt Practices Act. In addition, the United Kingdom, France and other jurisdictions have expanded the reach of their anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure compliance with anti-bribery and other laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated these laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunction against future conduct, securities litigation and reputational damage, any one of which could adversely affect our business, financial condition and results of operations.

A failure in or breach of our information systems or infrastructure, or those of third parties with which we do business, including as a result of cyber attacks, could disrupt our businesses, lead to reputational harm and legal liability or otherwise impact our ability to operate our business.

Our operations rely on the secure processing, storage and transmission of confidential and other information involving our computer systems, hardware, software and networks, which we refer to as information systems, and involving the information systems of third parties with which we do business. Such information systems, which frequently include “cloud”-based networks and services, may be subject to unauthorized or fraudulent access, computer viruses or other malicious code or other threats, including “phishing” attempts, that are constantly evolving and that could have a security impact on us. There can be no assurance that we will not suffer material losses relating to cyber attacks on, or other security breaches involving, our information systems, or the information systems of third parties with which we do business, despite taking protective measures to prevent such breaches. The increased use of mobile technologies can heighten these and other operational risks. If a successful cyber attack or other security breach were to occur, our confidential or proprietary information, or the confidential or proprietary information of our clients or their counterparties, that is stored in, or transmitted through, such information systems could be compromised or misappropriated. Any such cyber attack or other security breach, or any disruption of or failure in the physical or logical infrastructure or operating systems that support such information systems or our businesses, could significantly impact our ability to operate our businesses and could result in reputational damage, legal liability, the loss of clients or business opportunities and financial losses that are either not insured against or not fully covered through any insurance maintained by us. As cyber threats continue to multiply, become more sophisticated and threaten additional aspects of our businesses, we may also be required to expend additional resources on information security and compliance costs in order to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or other exposures.

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

In addition, if we were to experience a local or regional disaster or other business continuity problem, such as a pandemic or other man-made or natural disaster, our continued success will depend, in part, on the availability of our personnel and office facilities and the proper functioning of our computer, telecommunications, transaction processing and other information systems and operations, as well as those of third parties on whom we rely. Such events could lead us to experience operational challenges, and our inability to successfully recover could materially disrupt our businesses and cause material financial loss, regulatory actions, reputational harm or legal liability.

For additional information regarding operational risks with respect to our businesses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operational Risk” below.

The soundness of third parties, including our clients, as well as financial, governmental and other institutions, could adversely affect us.

We have exposure to many different industries, institutions, products and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit and settlement risk may be exacerbated when the collateral held by us, if any, cannot be fully realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could materially adversely affect our business.

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2018. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could materially adversely affect our business.

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

In addition, our clients and other stakeholders may react unfavorably to our acquisition, growth and joint venture strategies, we may not realize any anticipated benefits from such strategies, we may be exposed to additional liabilities of any acquired business or joint venture, we may be exposed to litigation in connection with an acquisition, growth or joint venture transaction, and we may not be able to renew on similar terms (or at all) previously successful joint ventures or similar arrangements, any of which could materially adversely affect our revenue, financial position and results of operations.

An inability to access the debt and equity capital markets as a result of our debt obligations, credit ratings or other factors could impair our liquidity, increase our borrowing costs or otherwise adversely affect our financial position or results of operations.

As of December 31, 2018, Lazard Group and its subsidiaries had approximately $1.5 billion in debt outstanding, of which $250 million, $400 million, $300 million and $500 million relate to Lazard Group senior notes that mature in 2020, 2025, 2027 and 2028, respectively. This debt has certain mandated payment obligations, which may constrain our ability to operate our business. If we decide to redeem or retire this debt before maturity, we may be required to pay a significant premium to do so, which may adversely impact our earnings and affect our financial position. In addition, in the future we may need to incur debt or issue equity in order to fund our working capital requirements or refinance existing indebtedness, as well as to make acquisitions and other investments. The amount of our debt obligations may impair our ability to raise debt or issue equity for financing purposes. Our access to funds also may be impaired if regulatory authorities take significant action against us or for a variety of other possible reasons. In addition, our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. These ratings are assigned by rating agencies, which may reduce or withdraw their ratings or place us on “credit watch” with negative implications at any time.

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

Our effective tax rate is based upon the application of currently applicable income tax laws, regulations and treaties, and current judicial and administrative interpretations of those income tax laws, regulations and treaties, and upon our non-U.S. subsidiaries’ ability to qualify for benefits, including reduced withholding tax rates, among other things, under those treaties, and that a portion of their income is not subject to U.S. tax as effectively connected income. Those income tax laws, regulations and treaties, and the administrative and judicial interpretations of them, are subject to change at any time, and any such change may be retroactive.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act significantly revised the U.S. corporate income tax system by, among other changes, lowering the corporate income tax rate from 35% to 21%, implementing a partial territorial tax system and imposing a one-time repatriation tax on the deemed repatriated earnings of foreign subsidiaries. The Tax Act also included several provisions that limited the benefit of the tax rate reduction, such as restricting the deductibility of interest expense and other corporate business expenses.

The international tax provisions of the Tax Act are complex and the ultimate impact on us of the international provisions, such as the base erosion and anti-abuse tax (“BEAT”), the tax on global intangible low-taxed income (“GILTI”) and the other provisions of the Tax Act is uncertain. Although clarifying guidance and proposed regulations were issued by the U.S. Internal Revenue Service (“IRS”) in 2018, further guidance and the finalization of those regulations is expected in the near term and any changes to our understanding of the Tax Act could adversely affect us. In addition, if we were to convert into a U.S. corporation, we could be subject to additional U.S.

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

The Company has a significant presence in many European Union countries, including the United Kingdom. The U.K. is scheduled to depart the European Union on March 29, 2019. The U.K. Government and the European Union are discussing a draft withdrawal agreement that would include transitional arrangements to apply following the U.K.’s departure. If the withdrawal agreement is approved, the U.K. Government and the European Union would then negotiate the details of future trading arrangements that would apply after the expiration of the transitional arrangements. At the time that the U.K. leaves the European Union, the commercial, regulatory and legal environment that would exist, and to which the Company’s U.K. operations would be subject, will be impacted by the nature of the arrangements that are under negotiation and yet to be determined between the U.K and the European Union. The details of these arrangements are hard to predict, and uncertainty regarding their outcome may continue. The Company currently does not believe that any of the potential arrangements that are likely to be agreed will have a material adverse impact on the Company’s business. These potential arrangements may, however, result in certain changes in the way that we conduct our businesses, which could result in increased costs. In addition, the fact that the U.K. is scheduled to leave the European Union and the uncertainty it has produced has impacted, and may continue to impact, geopolitical perspectives and macroeconomic factors including interest rates, foreign currency exchange rates and equity markets, and it has increased volatility in certain markets in which we operate. If these conditions continue or if current conditions worsen, our businesses may be adversely affected, which may impact our financial position and results of operations. See “Difficult market conditions can adversely affect our business in many ways, including by reducing the volume of transactions involving our Financial Advisory business and reducing the value or performance of the assets we manage in our Asset Management business, which, in each case, could materially reduce our revenue or income and adversely affect our financial position” above.

Our subsidiaries may be required to make payments under the Amended and Restated Tax Receivable Agreement. The IRS may challenge the tax benefits that give rise to such payments and, under certain circumstances, our subsidiaries may have made or could make payments under the Amended and Restated Tax Receivable Agreement in excess of our subsidiaries’ cash tax savings.

As further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income Taxes” and Note 19 of Notes to Consolidated Financial Statements, the Second Amended and Restated Tax Receivable Agreement, dated as of October 26, 2015 (the “Amended and Restated Tax Receivable Agreement”), between Lazard and LTBP Trust, a Delaware statutory trust (the “Trust”), provides for the payment by our subsidiaries to the Trust of a significant portion of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of certain tax benefits that are subject to the Amended and Restated Tax Receivable Agreement. Any amount paid by our subsidiaries to the Trust will generally be distributed to the owners of the Trust, including certain of our executive officers, in proportion to their beneficial interests in the Trust. If the IRS successfully challenges the tax benefits described above, under certain circumstances, our subsidiaries may have made or could make payments under the Amended and Restated Tax Receivable Agreement in excess of our subsidiaries’ cash tax savings.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements under the captions “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target,” “goal” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies, business plans and initiatives and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, the numerous risks and uncertainties outlined in “Risk Factors,” including the following:

•	a decline in general economic conditions or the global or regional financial markets;
•	a decline in our revenues, for example due to a decline in overall M&A activity, our share of the M&A market or our AUM;
•	losses caused by financial or other problems experienced by third parties;
•	losses due to unidentified or unanticipated risks;
•	a lack of liquidity, i.e., ready access to funds, for use in our businesses; and
•	competitive pressure on our businesses and on our ability to retain and attract employees at current compensation levels.

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

Forward-looking statements include, but are not limited to, statements about:

•	financial goals, including ratios of compensation and benefits expense to operating revenue;
•	ability to deploy surplus cash through dividends, share repurchases and debt repurchases;
•	ability to offset stockholder dilution through share repurchases;
•	possible or assumed future results of operations and operating cash flows;
•	strategies and investment policies;
•	financing plans and the availability of short-term borrowing;
•	competitive position;
•	future acquisitions, including the consideration to be paid and the timing of consummation;
•	potential growth opportunities available to our businesses;

•	potential impact of investments in our technology infrastructure and data science capabilities;
•	recruitment and retention of our managing directors and employees;
•	potential levels of compensation expense, including awarded compensation and benefits expense and adjusted compensation and benefits expense, and non-compensation expense;
•	potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts;
•	likelihood of success and impact of litigation;
•	expected tax rates, including effective tax rates;
•	changes in interest and tax rates;
•	availability of certain tax benefits, including certain potential deductions;
•	potential impact of certain events or circumstances on our financial statements;
•	changes in foreign currency exchange rates;
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

The Company is committed to providing timely and accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, the Company uses its website, its twitter account (twitter.com/Lazard) and other social media sites to convey information about our businesses, including the anticipated release of quarterly financial results, quarterly financial, statistical and business-related information, and the posting of updates of AUM in our Asset Management business. Investors can link to Lazard Ltd, Lazard Group and their operating company websites through http://www.lazard.com. Our websites and social media sites and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K.

Item 1B.Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before December 31, 2018 relating to our periodic or current reports under the Exchange Act.

Item 2.	Properties

The following table lists the properties used for the entire Lazard organization as of December 31, 2018. As a general matter, one or both of our Financial Advisory and Asset Management segments (as well as our Corporate segment) uses the following properties. Our London and other offices sublease 71,207 and 7,071 square feet, respectively, to third parties. We remain fully liable for the subleased space to the extent that the subtenants fail to perform their obligations under the subleases for any reason.

Location	Square Footage	Offices
New York City	446,524 square feet of leased space	Principal office located at 30 Rockefeller Plaza
Other Americas	191,314 square feet of leased space	Bogota, Boston, Buenos Aires, Charlotte, Chicago, Houston, Lima, Los Angeles, Mexico City, Minneapolis, Montreal, Panama City, San Francisco, Santiago, São Paulo and Toronto
Paris	148,502 square feet of owned and leased space	Principal office located at 121 Boulevard Haussmann
London	144,448 square feet of leased space	Principal office located at 50 Stratton Street
Other EMEA	124,229 square feet of leased space	Amsterdam, Bordeaux, Brussels, Dubai, Dublin, Frankfurt, Geneva, Hamburg, Lyon, Madrid, Milan, Nantes, Riyadh, Stockholm and Zurich
Asia Pacific	68,331 square feet of leased space	Beijing, Hong Kong, Melbourne, Mumbai, Perth, Seoul, Singapore, Sydney and Tokyo
Item 3.	Legal Proceedings

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

Our Class A common stock is traded on The New York Stock Exchange under the symbol “LAZ.”

As of February 1, 2019, there were approximately 24 holders of record of our Class A common stock. This does not include the number of shareholders that hold shares in “street-name” through banks or broker-dealers.

On February 1, 2019, the last reported sales price for our Class A common stock on the New York Stock Exchange was $40.40 per share.

Share Repurchases in the Fourth Quarter of 2018

The following table sets forth information regarding Lazard’s purchases of its Class A common stock on a monthly basis during the fourth quarter of 2018. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2018
Share Repurchase Program (1)	655,000	$42.52	655,000	$513.9	million
Employee Transactions (2)	8,012	$47.83
November 1 – November 30, 2018
Share Repurchase Program (1)	2,850,000	$39.75	2,850,000	$400.7	million
Employee Transactions (2)	4,692	$40.01
December 1 – December 31, 2018
Share Repurchase Program (1)	2,903,863	$36.21	2,903,863	$295.5	million
Employee Transactions (2)	7,863	$38.97
Total
Share Repurchase Program (1)	6,408,863	$38.43	6,408,863	$295.5	million
Employee Transactions (2)	20,567	$42.66

(1)	During the year ended December 31, 2018 and since 2015, the Board of Directors of Lazard authorized the repurchase of Class A common stock as set forth in the table below.
Date	Repurchase Authorization	Expiration
February 2015	$150,000	December 31, 2016
January 2016	$200,000	December 31, 2017
April 2016	$113,182	December 31, 2017
November 2016	$236,000	December 31, 2018
October 2017	$200,000	December 31, 2019
April 2018	$300,000	December 31, 2020
October 2018	$300,000	December 31, 2020

In addition, on February 4, 2019, the Board of Directors of Lazard authorized the repurchase of up to $300 million of additional shares of Class A common stock,  which authorization will expire on December 31, 2020, bringing the total available share repurchase authorization as of February 4, 2019 to approximately $510 million.

A significant portion of the Company’s purchases under the share repurchase program are used to offset a portion of the shares that have been or will be issued under Lazard Ltd’s 2008 Incentive Compensation Plan (the” 2008 Plan”) and 2018 Incentive Compensation Plan (the “2018 Plan”). Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions. The rate at which the Company purchases shares in connection with the share repurchase program may vary from quarter to quarter due to a variety of factors. Amounts shown in this line item include repurchases of Class A common stock and exclude the shares of Class A common stock withheld by the Company to meet the minimum statutory tax withholding requirements as described below.

(2)

Under the terms of the 2008 Plan and the 2018 Plan, upon the vesting of RSUs, PRSUs, deferred stock units (“DSUs”) and delivery of restricted or other Class A common stock, shares of Class A common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended December 31, 2018, the Company satisfied such obligations in lieu of issuing (i) 10,616 shares of Class A common stock upon the vesting or settlement of 102,859 RSUs and PRSUs and (ii) 9,951 shares of Class A common stock upon the vesting of 21,809 shares of restricted Class A common stock.

During the year ended December 31, 2018, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”

Stock Performance

The stock performance graph below compares the performance of an investment in our Class A common stock, from December 31, 2013 through December 31, 2018, with that of the S&P 500 Index and the S&P Financial Index. The graph assumes $100 was invested at the close of business on December 31, 2013 in each of our Class A common stock, the S&P 500 Index and the S&P Financial Index. It also assumes that dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Other Matters

None.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data for the Company for all years presented.

The consolidated statements of financial condition and operations data as of and for each of the years in the five-year period ended December 31, 2018 have been derived from Lazard Ltd’s consolidated financial statements. The audited consolidated statements of financial condition as of December 31, 2018 and 2017 and audited consolidated statements of operations for each of the years in the three year period ended December 31, 2018 are included in this Form 10-K. The audited consolidated statements of financial condition as of December 31, 2016, 2015 and 2014, and the audited consolidated statements of operations for the years ended December 31, 2015 and 2014, are not included in this Form 10-K. Historical results should not be considered an indication of results for any future period.

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and related notes included elsewhere in this Form 10-K.

Selected Consolidated Financial Data

	As Of Or For The Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands, except for per share amounts)
Consolidated Statements of Operations Data (a)
Net Revenue:
Financial Advisory	$1,555,526	$1,387,682	$1,301,044	$1,279,628	$1,206,734
Asset Management (b)	1,331,801	1,255,820	1,051,316	1,111,105	1,134,595
Corporate (c)	(60,975)	809	(18,989)	(37,125)	(40,882)
Net Revenue	2,826,352	2,644,311	2,333,371	2,353,608	2,300,447
Compensation and Benefits	1,514,735	1,512,873	1,340,543	1,319,746	1,313,606
Other Operating Expenses (d)	630,851	305,992	475,367	1,050,482	467,376
Total Operating Expenses	2,145,586	1,818,865	1,815,910	2,370,228	1,780,982
Operating Income (Loss)	$680,766	$825,446	$517,461	$(16,620)	$519,465
Net Income	$532,449	$259,847	$393,692	$992,932	$434,063
Net Income Attributable to Lazard Ltd	$527,125	$253,583	$387,698	$986,373	$427,277
Net Income Per Share of Class A Common Stock:
Basic	$4.43	$2.09	$3.11	$7.87	$3.49
Diluted	$4.06	$1.91	$2.92	$7.40	$3.20
Dividends Declared Per Share of Class A Common Stock	$3.03	$2.81	$2.69	$2.35	$1.20
Consolidated Statements of Financial Condition Data
Total Assets	$4,997,241	$4,928,677	$4,556,508	$4,477,774	$3,325,329
Total Debt (e)	$1,434,260	$1,190,444	$1,195,805	$998,386	$1,053,458
Total Lazard Ltd Stockholders’ Equity	$916,851	$1,199,803	$1,235,987	$1,313,455	$706,744
Total Stockholders’ Equity	$970,093	$1,258,905	$1,293,813	$1,367,306	$770,057
Other Data
Assets Under Management:
As of December 31	$214,734,000	$249,459,000	$197,910,000	$186,380,000	$197,103,000
Average During Year	$241,247,000	$226,525,000	$194,808,000	$195,987,000	$196,037,000
Total Headcount, As of December 31	2,996	2,843	2,781	2,610	2,523

Notes (in thousands of dollars):

(a)

Net revenue and other operating expenses data for the year ended December 31, 2018 are not comparable to the prior periods due to the adoption of the new revenue recognition guidance on January 1, 2018 (see Note 3 of Notes to Consolidated Financial Statements).

(b)	Asset Management net revenue consists of the following:
	For The Year Ended December 31,
	2018	2017	2016	2015	2014
Management Fees and Other	$1,311,286	$1,210,016	$1,035,726	$1,086,030	$1,082,729
Incentive Fees	20,515	45,804	15,590	25,075	51,866
Asset Management Net Revenue	$1,331,801	$1,255,820	$1,051,316	$1,111,105	$1,134,595
(c)	“Corporate” includes interest expense (net of interest income) and investment income (losses) from certain investments.
(d)

Includes (i) in 2018, non-compensation costs of $27,495 relating to expenses associated with the Enterprise Resource Planning system implementation; $2,345 of incremental rent expense relating to office space reorganization; $120,995 of certain distribution fees and reimbursable deal costs paid to third parties and bad debt expense, which represents fees that are deemed uncollectible; $10,000 relating to expenses associated with an unconditional commitment to the Lazard Foundation (see Note 19 of Notes to Consolidated Financial Statements); $6,495 relating to the benefit pursuant to the tax receivable agreement (see Note 19 of Notes to Consolidated Financial Statements); and $6,523 relating to the partial redemption of the Company’s 4.25% senior notes maturing on November 14, 2020 (see Note 12 of Notes to Consolidated Financial Statements), (ii) in 2017, non-compensation costs of $25,308 relating to expenses associated with the Enterprise Resource

Planning system implementation; $11,354 of incremental rent expense and lease abandonment costs relating to office space reorganization; and $202,546 relating to the benefit pursuant to the tax receivable agreement (see Note 19 of Notes to Consolidated Financial Statements), (iii) in 2016, non-compensation costs of $30,067 due to the change in fair value of the contingent consideration associated with the Edgewater business acquisition, (iv) in 2015, non-compensation costs of $547,691 relating to the provision pursuant to the tax receivable agreement; $60,219 relating to the redemption of a significant portion of the Company’s 6.85% senior notes maturing on June 15, 2017 and $1,114 of expenses relating to the partial extinguishment of the tax receivable obligation and (v) in 2014, non-compensation costs of $18,307 relating to the provision pursuant to tax receivable agreement.

(e)	Represents the aggregate amount reflected in the Company’s consolidated statements of financial condition relating to senior debt and capital lease obligations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our principal sources of revenue are derived from activities in the following business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”), capital advisory, restructurings, shareholder advisory, sovereign advisory, capital raising and other strategic advisory, and

•

Asset Management, which offers a broad range of global investment solutions and investment management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.

In addition, we record selected other activities in our Corporate segment, including management of cash, investments, deferred tax assets, outstanding indebtedness, certain contingent obligations, and assets and liabilities associated with Lazard Group’s Paris-based subsidiary, Lazard Frères Banque SA (“LFB”).

Our consolidated net revenue was derived from the following segments:

	Year Ended December 31,
	2018	2017	2016
Financial Advisory	55%	52%	56%
Asset Management	47	48	45
Corporate	(2)	-	(1)
Total	100%	100%	100%

We also invest our own capital from time to time, generally alongside capital of qualified institutional and individual investors in alternative investments or private equity investments, and, since 2005, we have engaged in a number of alternative investments and private equity activities, including, historically, investments through (i)  Edgewater, our Chicago-based private equity firm and (ii) a fund targeting significant noncontrolling-stake investments in established private companies. We also make investments to seed our Asset Management strategies.

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

On an ongoing basis, regional, macroeconomic and geopolitical factors, including trade policy and regional tax and regulatory reform, may impact our business. The U.S. economy remains healthy. The European economy’s growth rate has slowed, but it is still growing. Emerging markets as a group have experienced significant capital markets volatility. Global borrowing costs remain low.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•

Financial Advisory—The fundamentals for continued M&A activity appear to remain in place. We believe our Financial Advisory business is in a strong competitive position as demand continues for expert, independent strategic advice that can be levered across geographies and our range of capabilities. The global scale and breadth of our Financial Advisory business allows us to advise on large, complex cross-border transactions and restructuring transactions across a variety of industries. In addition, we believe our businesses throughout the emerging markets position us for growth in these markets, while enhancing our relationships with, and the services that we can provide to, clients in other economies. We continue to invest for growth in our Financial Advisory business and to hire talented senior professionals selectively.

•

Asset Management—In the short to intermediate term, we expect most investor demand will come from defined benefit and defined contribution plans in the developed economies because of their sheer scope and size. Over the longer term, and depending upon local market conditions, we would expect an increasing share of our AUM to come from the developing economies around the globe, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Given our diversified investment platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from growth that may occur in the asset management industry. We are continually developing and seeding new investment strategies that extend our existing platforms and assessing potential product acquisitions or other inorganic growth opportunities. Recent examples of growth initiatives include the following investment strategies: various Quantitative Equity strategies, various Multi-Asset strategies, an International Value strategy, a Global Equity Franchise strategy, and a Market Neutral Quantitative Equity strategy.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value of all completed transactions, including the subset of completed transactions involving values greater than $500 million, increased in 2018 as compared to 2017, whereas the number of completed transactions decreased in 2018 as compared to 2017. With respect to announced M&A transactions, the value of all transactions, including the subset of announced transactions involving values greater than $500 million, increased in 2018 as compared to 2017. Additionally, with respect to announced M&A transactions, the number of all announced transactions decreased in 2018 as compared to 2017, while the number of announced transactions involving values greater than $500 million increased in 2018 as compared to 2017.

	Year Ended December 31,
	2018	2017	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$4,117	$3,648	13%
Number	33,244	40,597	(18)%
Deals Greater than $500 million:
Value	$3,297	$2,719	21%
Number	1,249	1,254	(0)%
Announced M&A Transactions:
All deals:
Value	$4,144	$3,576	16%
Number	34,276	40,413	(15)%
Deals Greater than $500 million:
Value	$3,243	$2,659	22%
Number	1,347	1,245	8%

Source:	Dealogic as of January 4, 2019.

Global restructuring activity during 2018, as measured by the number of corporate defaults, decreased as compared to 2017. The number of defaulting issuers decreased to 77 in 2018, according to Moody’s Investors Service, Inc., as compared to 104 in 2017.

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

Asset Management

Equity market indices for major markets at December 31, 2018 generally decreased as compared to such indices at December 31, 2017. Equity market indices for major markets at December 31, 2017 generally increased as compared to such indices at December 31, 2016.

The percentage change in major equity market indices (i) at December 31, 2018, as compared to such indices at December 31, 2017, and (ii) at December 31, 2017, as compared to such indices at December 31, 2016, is shown in the table below.

	Percentage Changes December 31,
	2018 vs. 2017	2017 vs. 2016
MSCI World Index	(8)%	23%
Euro Stoxx	(11)%	10%
MSCI Emerging Market	(14)%	38%
S&P 500	(4)%	22%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM and the nature of the AUM product mix. Accordingly, market movements, foreign currency exchange rate volatility and changes in our AUM product mix will impact the level of revenues we receive from our Asset Management business when comparing periodic results. A substantial portion of our AUM is invested in equities. Movements in AUM during the period generally reflect the changes in equity market indices. Our AUM at December 31, 2018 decreased 14% versus AUM at December 31, 2017, primarily due to market and foreign exchange depreciation and net outflows. Average AUM for 2018 increased 6% as compared to average AUM in 2017.

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

Corporate segment net revenue consists primarily of investment gains and losses on the Company’s “seed investments” related to our Asset Management business and principal investments in private equity funds, net of hedging activities, as well as gains and losses on investments held in connection with Lazard Fund Interests (“LFI”) and interest income and interest expense. Corporate net revenue also can fluctuate due to changes in the fair value of equity securities and investments classified as “trading”, as well as due to changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness.

Although Corporate segment net revenue during 2018 is not significant compared to Lazard’s net revenue, total assets in the Corporate segment represented 68% of Lazard’s consolidated total assets as of December 31, 2018, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, deferred tax assets and certain assets associated with LFB.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards, including (a) share-based incentive compensation under the Lazard Ltd 2018 Incentive Compensation Plan (the “2018 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”), and (b) LFI and other similar deferred compensation arrangements (see Note 15 of Notes to Consolidated Financial Statements), (iii) a provision for discretionary or guaranteed cash bonuses and profit pools and (iv) when applicable, severance payments. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our actual and forecasted operating and financial performance, staffing levels, estimated forfeiture rates, competitive pay conditions and the nature of revenues earned, as well as the mix between current and deferred compensation.

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
(i)

the deferred incentive compensation awards granted in the year-end compensation process with respect to the fiscal year (e.g., deferred incentive compensation awards granted in 2019 related to the 2018 year-end compensation process), including performance-based restricted stock unit (“PRSU”) and performance-based profits interest participation right (“Performance PIPR”) awards (based on the target payout level);

(ii)

the portion of investments in people (e.g., “sign-on” bonuses or retention awards) and other special deferred incentive compensation awards that is applicable to the fiscal year the award becomes effective; and

(iii)	amounts in excess of the target payout level for PRSU and Performance PIPR awards at the end of their respective performance periods; and
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

Compensation and benefits expense is the largest component of our operating expenses. We seek to maintain discipline with respect to compensation, including the rate at which we award deferred compensation. Our goal is to maintain a ratio of awarded compensation and benefits expense to operating revenue and a ratio of adjusted compensation and benefits expense to operating revenue over the cycle in the mid- to high-50s percentage range, which compares to 55.8% and 55.1%, respectively, for the year ended December 31, 2018. While we have implemented policies and initiatives that we believe will assist us in maintaining ratios within this range, there can be no guarantee that we will continue to maintain such ratios, or that our policies or initiatives will not change in the future. We may benefit from pressure on compensation costs within the financial services industry in future periods; however, increased competition for senior professionals, changes in the macroeconomic environment or the financial markets generally, lower operating revenue resulting from, for example, a decrease in M&A activity, our share of the M&A market or our AUM levels, changes in the mix of revenues from our businesses, investments in our businesses or various other factors could prevent us from achieving this goal.

Our operating expenses also include “non-compensation expense”, which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and other expenses. Our occupancy costs represent a significant portion of our aggregate operating expenses and are subject to change from time to time, particularly as leases for real property expire and are renewed or replaced with new, long-term leases for the same or other real property. In 2018, non-compensation expense included expenses related to a partial redemption of the Company’s 4.25% senior notes due 2020 (the “2020 Notes”) and, in 2016, non-compensation expense included expenses related to the redemption of the Company’s 6.85% senior notes due 2017 (the “2017 Notes”) (see Note 12 of Notes to Consolidated Financial Statements).

We believe that “adjusted non-compensation expense”, a non-GAAP measure, provides a more meaningful basis for our investors to assess our operating results. For calculations with respect to “adjusted non-compensation expense”, see the table under “Consolidated Results of Operations” below.

Our operating expenses also include our “benefit pursuant to the tax receivable agreement” (which, in 2017, was offset by the charges described below relating to the Tax Act) and “amortization and other acquisition-related (benefits) costs”, which includes the change in fair value of the contingent consideration associated with business acquisitions and, in 2016, pertain primarily to the acquisition of Edgewater.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act significantly revised the U.S. corporate income tax system by, among other changes, lowering the corporate income tax rate from 35% to 21%, implementing a partial territorial tax system and imposing a one-time repatriation tax on the deemed repatriated earnings of foreign subsidiaries. The Tax Act also included several provisions that limited the benefit of the tax rate reduction, such as restricting the deductibility of interest expense and other corporate business expenses. The Tax Act further included anti-base erosion provisions such as the BEAT and tax on GILTI. The GILTI provisions impose a tax on certain income from foreign operations and we have elected to account for the tax on GILTI as a current period expense.

See “Critical Accounting Policies and Estimates—Income Taxes” below and Notes 17 and 19 of Notes to Consolidated Financial Statements for additional information regarding income taxes, the impact of the Tax Act on us, our deferred tax assets and the tax receivable agreement obligation.

Noncontrolling Interests

Noncontrolling interests primarily consist of amounts related to Edgewater’s management vehicles that the Company is deemed to control but not own. See Note 14 of Notes to Consolidated Financial Statements for information regarding the Company’s noncontrolling interests.

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

A portion of our net revenue is derived from transactions that are denominated in currencies other than the U.S. Dollar. Net revenue for the years ended December 31, 2018 and 2017 was positively impacted by exchange rate movements, in each case in comparison to the relevant prior year period. The majority of the impact to net revenue, in both periods, was offset by the impact of the exchange rate movements on our operating expenses during the years denominated in currencies other than the U.S. Dollar.

The consolidated financial statements are prepared in conformity with U.S. GAAP. Selected financial data derived from the Company’s reported consolidated results of operations is set forth below, followed by a more detailed discussion of both the consolidated and business segment results.

	Year Ended December 31,
	2018	2017	2016
	($ in thousands)
Net Revenue	$2,826,352	$2,644,311	$2,333,371
Operating Expenses:
Compensation and benefits	1,514,735	1,512,873	1,340,543
Non-compensation	653,243	499,024	440,120
Amortization and other acquisition-related (benefits) costs	(15,897)	9,514	35,247
Benefit pursuant to tax receivable agreement	(6,495)	(202,546)	-
Total operating expenses	2,145,586	1,818,865	1,815,910
Operating Income	680,766	825,446	517,461
Provision for income taxes	148,317	565,599	123,769
Net Income	532,449	259,847	393,692
Less - Net Income Attributable to Noncontrolling Interests	5,324	6,264	5,994
Net Income Attributable to Lazard Ltd	$527,125	$253,583	$387,698
Operating Income, as a % of net revenue	24.1%	31.2%	22.2%

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

	Year Ended December 31,
	2018	2017	2016
	($ in thousands)
Operating Revenue:
Net revenue	$2,826,352	$2,644,311	$2,333,371
Adjustments:
Interest expense (a)	54,126	49,983	47,568
Distribution fees, reimbursable deal costs and bad debt expense (b)	(120,995)	-	-
Revenue related to noncontrolling interests (c)	(18,787)	(16,228)	(20,614)
Gain on acquisition of MBA Lazard (d)	-	-	(12,668)
(Gains) losses on investments pertaining to LFI (e)	14,086	(23,526)	(3,318)
Operating revenue	$2,754,782	$2,654,540	$2,344,339

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

	Year Ended December 31,
	2018	2017	2016
	($ in thousands)
Compensation and Benefits Expense:
Total compensation and benefits expense	$1,514,735	$1,512,873	$1,340,543
Adjustments:
Noncontrolling interests (a)	(10,999)	(8,285)	(11,900)
(Charges) credits pertaining to LFI (b)	14,086	(23,526)	(3,318)
Expenses associated with ERP system implementation (c)	(1,190)	-	-
Adjusted compensation and benefits expense	1,516,632	1,481,062	1,325,325
Deduct - amortization of deferred incentive compensation awards	(375,772)	(367,350)	(352,403)
Total adjusted cash compensation and benefits expense (d)	1,140,860	1,113,712	972,922
Add:
Year-end deferred incentive compensation awards (e)	377,901	350,975	342,449
Sign-on and other special incentive awards (f)	45,726	36,201	29,779
Deduct - adjustments for estimated forfeitures (g)	(27,534)	(25,166)	(27,917)
Awarded compensation and benefits expense	$1,536,953	$1,475,722	$1,317,233
Adjusted compensation and benefits expense, as a % of operating revenue	55.1%	55.8%	56.5%
Awarded compensation and benefits expense, as a % of operating revenue	55.8%	55.6%	56.2%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)

Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

(c)	Represents expenses associated with the Enterprise Resource Planning (“ERP”) system implementation.
(d)

Includes base salaries and benefits of $695,398, $648,130 and $574,566 for 2018, 2017 and 2016, respectively, and cash incentive compensation of $445,462, $465,582 and $398,356 for the respective years.

(e)

Deferred incentive compensation awards applicable to the relevant year-end compensation process (e.g., deferred incentive compensation awards granted in 2019, 2018 and 2017 related to the 2018, 2017 and 2016 year-end compensation processes, respectively).

(f)

Represents special deferred incentive awards that are granted outside the year-end compensation process, and includes grants to new hires, retention awards and performance units earned under PRSU grants.

(g)

An estimate, based on historical experience and future expectations, for future forfeitures of the deferred portion of such awards in order to present awarded compensation and benefits expense on a similar basis to that under U.S. GAAP, which also considers estimated forfeitures.

	Year Ended December 31,
	2018	2017	2016
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$653,243	$499,024	$440,120
Adjustments:
Expenses associated with ERP system implementation (a)	(27,495)	(25,308)	-
Expenses relating to office space reorganization (b)	(2,345)	(11,354)	-
Distribution fees, reimbursable deal costs and bad debt expense (c)	(120,995)	-	-
Charges pertaining to senior debt refinancing (d)	(6,523)	-	(3,148)
Noncontrolling interests (e)	(1,754)	(1,684)	(1,892)
Expenses associated with the Lazard Foundation (f)	(10,000)	-	-
Professional fees related to acquisitions	-	-	(1,367)
Adjusted non-compensation expense	$484,131	$460,678	$433,713
Adjusted non-compensation expense, as a % of operating revenue	17.6%	17.4%	18.5%

(a)	Represents expenses associated with the Enterprise Resource Planning (“ERP”) system implementation.
(b)	Represents incremental rent expense and lease abandonment costs related to office space reorganization.
(c)

Represents certain distribution fees and reimbursable deal costs paid to third parties for which an equal amount is excluded from both operating revenue and non-compensation expense, respectively, and excludes bad debt expense, which represents fees that are deemed uncollectible.

(d)

Represents excluded charges pertaining to (i) in 2018, the partial redemption of the Company’s 2020 Notes, due to the non-operating nature of such transaction and (ii) in 2016, the redemption of the remaining balance of the Company’s 2017 Notes, due to the non-operating nature of such transaction. See “—Liquidity and Capital Resources—Financing Activities.”

(e)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.
(f)	Represents expenses associated with the unconditional commitment to the Lazard Foundation.

	Year Ended December 31,
	2018	2017	2016
	($ in thousands)
Earnings From Operations:
Operating revenue	$2,754,782	$2,654,540	$2,344,339
Deduct:
Adjusted compensation and benefits expense	(1,516,632)	(1,481,062)	(1,325,325)
Adjusted non-compensation expense	(484,131)	(460,678)	(433,713)
Earnings from operations	$754,019	$712,800	$585,301
Earnings from operations, as a % of operating revenue	27.4%	26.8%	25.0%

Headcount information is set forth below:

	As of December 31,
	2018	2017	2016
Headcount:
Managing Directors:
Financial Advisory	166	152	149
Asset Management	102	96	92
Corporate (a)	17	22	20
Total Managing Directors	285	270	261
Other Business Segment Professionals and Support Staff:
Financial Advisory	1,312	1,180	1,161
Asset Management	1,014	806	804
Corporate (a)	385	587	555
Total	2,996	2,843	2,781

(a)	Reduction in 2018 relates to a realignment of certain headcount from Corporate to the Financial Advisory and Asset Management segments.

Operating Results

Year Ended December 31, 2018 versus December 31, 2017

The Company reported net income attributable to Lazard Ltd of $527 million, as compared to net income attributable to Lazard Ltd of $254 million in 2017. The changes in the Company’s operating results during these years are described below.

Net revenue increased $182 million, or 7%, with operating revenue increasing $100 million, or 4%, as compared to 2017. Net revenue in the 2018 period reflects the adoption of the new revenue recognition guidance (see Notes 3 and 4 of Notes to Consolidated Financial Statements). Fee revenue from investment banking and other advisory activities increased $169 million, or 12%, as compared to 2017, primarily due to an increase in M&A Advisory revenue, partially offset by a decrease in Restructuring revenue. Asset management fees, including incentive fees, increased $73 million, or 6%, as compared to 2017, primarily due to an increase in average AUM, as well as the impact of the new revenue recognition guidance. In the aggregate, interest income, other revenue and interest expense decreased $60 million as compared to 2017, primarily due to lower income attributable to investments held in connection with LFI.

Compensation and benefits expense increased $2 million as compared to 2017.

Adjusted compensation and benefits expense was $1,517 million, an increase of $36 million, or 2%, as compared to $1,481 million in 2017. The ratio of adjusted compensation and benefits expense to operating revenue was 55.1% for 2018, as compared to 55.8% for 2017. Awarded compensation and benefits expense in 2018 was $1,537 million, an increase of $61 million, or 4%, when compared to $1,476 million in 2017. The ratio of awarded compensation and benefits expense to operating revenue was 55.8%, as compared to 55.6% for 2017. The year-end deferred incentive compensation awarded for 2018 was $378 million, representing an increase of $27 million, or 8%, as compared to 2017. As described above, when analyzing compensation and benefits expense on a full-year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years.

Non-compensation expense increased $154 million, or 31%, as compared to 2017, primarily due to the impact of the new revenue recognition guidance discussed above, expenses associated with the unconditional commitment to the Lazard Foundation and a charge relating to the redemption of a portion of the 2020 Notes in 2018. Adjusted non-compensation expense, which excludes such items, as well as expenses associated with the ERP implementation, costs related to office space reorganization and noncontrolling interests, increased $23 million, or 5%, as compared to 2017, reflecting our increased investments in the business, principally in our technology infrastructure. The ratio of adjusted non-compensation expense to operating revenue was 17.6% for 2018, as compared to 17.4% in 2017.

Amortization and other acquisition-related (benefits) costs reflect a benefit of $16 million in the 2018 period, as compared to costs of $10 million in the 2017 period, primarily due to the change in fair market value of the contingent consideration.

In 2017, the Tax Act reduced the U.S. corporate tax rate from 35% to 21%, which required us to remeasure the tax receivable agreement obligation. As a result of the change in the U.S. corporate tax rate, we reduced the tax receivable agreement obligation by $203 million in the fourth quarter of 2017 and recorded a $203 million benefit pursuant to the tax receivable agreement (see Note 19 of Notes to Consolidated Financial Statements for additional information).

Operating income decreased $145 million, or 18%, as compared to 2017. In 2017, operating income included the significant benefit pursuant to the tax receivable agreement described above.

Earnings from operations increased $41 million, or 6%, as compared to 2017. Earnings from operations, as a percentage of operating revenue, was 27.4%, as compared to 26.8% in 2017.

The provision for income taxes reflects an effective tax rate of 21.8%, as compared to 68.5% in 2017. The decrease in the effective tax rate is primarily due to (i) the impact of the Tax Act and (ii) an increase in excess net tax benefits related to share-based incentive compensation. As a result of the Tax Act in 2017, the Company incurred a charge of approximately $420 million primarily relating to a reduction in deferred tax assets, which was partially offset by the benefit pursuant to the tax receivable agreement described above.  See Notes 17 and 19 of Notes to Consolidated Financial Statements and “Critical Accounting Policies—Income Taxes” below.

Net income attributable to noncontrolling interests remained substantially unchanged as compared to 2017.

Year Ended December 31, 2017 versus December 31, 2016

The Company reported net income attributable to Lazard Ltd of $254 million, as compared to net income attributable to Lazard Ltd of $388 million in 2016. The changes in the Company’s operating results during these years are described below.

Net revenue increased $311 million, or 13%, with operating revenue increasing $310 million, or 13%, as compared to 2016. Fee revenue from investment banking and other advisory activities increased $87 million, or 7%, as compared to 2016, due to an increase in M&A Advisory and Restructuring revenue. Asset management fees, including incentive fees, increased $197 million, or 20%, as compared to 2016, primarily due to an increase in average AUM. In the aggregate, interest income, other revenue and interest expense increased $27 million, or 75%, as compared to 2016, primarily due to gains in 2017 attributable to investments held in connection with LFI.

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

Non-compensation expense increased $59 million, or 13%, as compared to 2016, primarily due to expenses associated with the ERP system implementation and expenses related to office space reorganization, as well as higher mutual fund service fees related to growth in AUM and higher marketing and business development expenses. Adjusted non-compensation expense, which excludes non-compensation costs related to the ERP system implementation, office space reorganization and noncontrolling interests, increased $27 million, or 6%, as compared to 2016. The ratio of adjusted non-compensation expense to operating revenue was 17.4% for 2017, as compared to 18.5% in 2016.

Amortization and other acquisition-related costs decreased $26 million as compared to 2016, primarily due to the change in fair value of the contingent consideration in 2016 associated with the Edgewater business acquisition. The contingent consideration associated with the Edgewater business acquisition was settled during 2016.

The Tax Act reduced the U.S. corporate tax rate from 35% to 21%, which required us to remeasure the tax receivable agreement obligation. As a result of the change in the U.S. corporate tax rate, we reduced the tax receivable agreement obligation by $203 million in the fourth quarter of 2017 and recorded a $203 million benefit pursuant to the tax receivable agreement (see Note 19 of Notes to Consolidated Financial Statements for additional information).

Operating income increased $308 million, or 60%, as compared to 2016. In 2017, operating income included the benefit pursuant to the tax receivable agreement described above.

Earnings from operations increased $127 million, or 22%, as compared to 2016. Earnings from operations, as a percentage of operating revenue, was 26.8%, as compared to 25.0% in 2016.

As a result of the Tax Act, the Company incurred a charge of approximately $420 million primarily relating to the reduction in deferred tax assets, which was partially offset by the benefit pursuant to the tax receivable agreement described above.  Accordingly, the provision for income taxes reflects an effective tax rate of 68.5%, as compared to 23.9% for 2016. The increase in the effective tax rate in 2017 reflects the impact of the Tax Act. See Notes 17 and 19 of Notes to Consolidated Financial Statements and “Critical Accounting Policies—Income Taxes” below.

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

Financial Advisory

The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Year Ended December 31,
	2018	2017	2016
	($ in thousands)
Net Revenue	$1,555,526	$1,387,682	$1,301,044
Operating Expenses	1,198,807	1,143,586	1,017,055
Operating Income	$356,719	$244,096	$283,989
Operating Income, as a % of net revenue	22.9%	17.6%	21.8%

Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Year Ended December 31,
	2018	2017	2016
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	287	304	276
Percentage of total Financial Advisory net revenue from top 10 clients (a)	19%	22%	23%
Number of M&A transactions completed with values greater than $500 million (b)	86	84	92

(a)	No individual client constituted more than 10% of our Financial Advisory segment net revenue in the years ended December 31, 2018, 2017 and 2016.
(b)	Source: Dealogic as of January 4, 2019.

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

	Year Ended December 31,
	2018	2017	2016
Americas	60%	60%	60%
EMEA	36	36	37
Asia Pacific	4	4	3
Total	100%	100%	100%

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

Financial Advisory Results of Operations

Year Ended December 31, 2018 versus December 31, 2017

Financial Advisory net revenue increased $168 million, or 12%, as compared to 2017, which reflected an increase in M&A Advisory revenue, partially offset by a decrease in Restructuring revenue. The increase in

Financial Advisory net revenue was primarily due to an increase in the number of completed transactions involving fees greater than $5 million as compared to 2017.

Operating expenses increased $55 million, or 5%, as compared to 2017, primarily due to an increase in compensation associated with increased revenue and the impact of the new revenue recognition guidance.

Financial Advisory operating income was $357 million, an increase of $113 million, or 46%, as compared to operating income of $244 million in 2017 and, as a percentage of net revenue, was 22.9%, as compared to 17.6% in 2017.

Year Ended December 31, 2017 versus December 31, 2016

Financial Advisory net revenue increased $87 million, or 7%, as compared to 2016, which reflected an increase in M&A Advisory revenue and Restructuring revenue. The increase in Financial Advisory net revenue was primarily due to an increase in the number of completed transactions involving fees greater than $1 million as compared to 2016.

Operating expenses increased $127 million, or 12%, as compared to 2016, primarily due to an increase in compensation associated with increased revenue.

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

Asset Management

The following table shows the composition of AUM for the Asset Management segment (see Item 1, “Business—Principal Business Lines—Asset Management—Investment Strategies”):

	As of December 31,
	2018	2017	2016
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$41,899	$52,349	$41,363
Global	41,490	43,663	30,567
Local	36,020	42,650	36,243
Multi-Regional	57,589	70,696	54,668
Total Equity	176,998	209,358	162,841
Fixed Income:
Emerging Markets	14,980	17,320	15,580
Global	4,851	4,109	3,483
Local	6,113	4,497	4,245
Multi-Regional	6,994	9,154	7,847
Total Fixed Income	32,938	35,080	31,155
Alternative Investments	2,430	2,846	2,422
Private Equity	1,469	1,478	1,253
Cash Management	899	697	239
Total AUM	$214,734	$249,459	$197,910

Total AUM at December 31, 2018 was $215 billion, a decrease of $34 billion, or 14%, as compared to total AUM of $249 billion at December 31, 2017, due to market depreciation, foreign exchange depreciation and net outflows. Average AUM for the year ended December 31, 2018 increased $15 billion, or 6%, as compared to 2017.

As of both December 31, 2018 and 2017, approximately 88% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors. As of both December 31, 2018 and 2017, approximately 12% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals.

As of December 31, 2018, AUM with foreign currency exposure represented approximately 70% of our total AUM, as compared to 74% at December 31, 2017. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$209,358	$31,657	$(37,211)	$(5,554)	$(19,967)	$(6,839)	$176,998
Fixed Income	35,080	7,720	(6,725)	995	(1,475)	(1,662)	32,938
Other	5,021	563	(902)	(339)	144	(28)	4,798
Total	$249,459	$39,940	$(44,838)	$(4,898)	$(21,298)	$(8,529)	$214,734

Inflows in the Equity asset class were primarily attributable to the Global, Multi-Regional and Emerging Markets platforms, and inflows in the Fixed Income asset class were primarily attributable to the Emerging Markets, Global and Local platforms. Outflows in the Equity asset class were primarily attributable to the Multi-Regional, Emerging Markets and Global equity platforms, and outflows in the Fixed Income asset class were primarily attributable to the Emerging Markets and Global platforms.

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

As of February 19, 2019, AUM was $232.2 billion, a $17.5 billion increase since December 31, 2018. The increase in AUM was due to market appreciation of $16.2 billion and net inflows of $1.4 billion, offset by foreign exchange depreciation of $0.1 billion.
Average AUM for the years ended December 31, 2018, 2017 and 2016 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Year Ended December 31,
	2018	2017	2016
	($ in millions)
Average AUM by Asset Class:
Equity	$201,404	$188,796	$158,747
Fixed Income	34,883	33,187	31,516
Alternative Investments	2,846	2,774	3,273
Private Equity	1,459	1,373	948
Cash Management	655	395	324
Total Average AUM	$241,247	$226,525	$194,808

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Year Ended December 31,
	2018	2017	2016
	($ in thousands)
Net Revenue	$1,331,801	$1,255,820	$1,051,316
Operating Expenses	912,110	810,870	769,737
Operating Income	$419,691	$444,950	$281,579
Operating Income, as a % of net revenue	31.5%	35.4%	26.8%

Our top ten clients accounted for 26%, 25% and 21% of our total AUM at December 31, 2018, 2017 and 2016, respectively, and no individual client constituted more than 10% of our Asset Management segment net revenue during any of the respective years.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Year Ended December 31,
	2018	2017	2016
Americas	56%	58%	60%
EMEA	34	32	29
Asia Pacific	10	10	11
Total	100%	100%	100%

Asset Management Results of Operations

Year Ended December 31, 2018 versus December 31, 2017

Asset Management net revenue increased $76 million, or 6%, as compared to 2017. Management fees and other revenue was $1,311 million, an increase of $101 million, or 8%, as compared to $1,210 million in 2017, primarily due to an increase in average AUM, as well as the impact of the new revenue recognition guidance. Incentive fees were $21 million, a decrease of $25 million as compared to $46 million in 2017.

Operating expenses increased $101 million, or 12%, as compared to 2017, primarily due to the impact of the new revenue recognition guidance.

Asset Management operating income was $420 million, a decrease of $25 million, or 6%, as compared to operating income of $445 million in 2017 and, as a percentage of net revenue, was 31.5%, as compared to 35.4% in 2017.

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

Operating expenses increased $41 million, or 5%, as compared to 2016, primarily due to increases in compensation associated with increased revenue.

Asset Management operating income was $445 million, an increase of $163 million, or 58%, as compared to operating income of $282 million in 2016 and, as a percentage of net revenue, was 35.4%, as compared to 26.8% in 2016.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Year Ended December 31,
	2018	2017	2016
	($ in thousands)
Interest Income	$11,152	$5,538	$3,384
Interest Expense	(55,021)	(51,452)	(49,458)
Net Interest (Expense)	(43,869)	(45,914)	(46,074)
Other Revenue (Expense)	(17,106)	46,723	27,085
Net Revenue (Expense)	(60,975)	809	(18,989)
Operating Expenses (Benefit) (a)	34,669	(135,591)	29,118
Operating Income (Loss)	$(95,644)	$136,400	$(48,107)

(a)

Includes (i) in 2018, $6,523 relating to the partial redemption of the Company’s 2020 Notes, $10,000 relating to expenses associated with the unconditional commitment to the Lazard Foundation and $6,495 relating to the benefit pursuant to the tax receivable agreement, (ii) in 2017, $202,546 relating to the benefit pursuant to the tax receivable agreement and (iii) in 2016, $3,148 relating to the redemption of the remaining portion of the Company’s 2017 Notes.

Corporate Results of Operations

Year Ended December 31, 2018 versus December 31, 2017

Net interest expense decreased $2 million, or 4%, as compared to 2017.

Other revenue decreased $64 million as compared to 2017, primarily due to lower gains in 2018 attributable to investments held in connection with LFI.

Operating expenses increased $170 million as compared to 2017. Operating expenses included, in 2018 and 2017, benefits of $6 million and $203 million, respectively, pursuant to the tax receivable agreement (see Note 19 of Notes to Consolidated Financial Statements). Excluding the impact of such benefits, operating expenses decreased $26 million compared to 2017, primarily due to a decrease in compensation and benefits expense, including a decrease in charges pertaining to LFI, partially offset by charges of $10 million associated with the unconditional commitment to the Lazard Foundation and $7 million relating to the redemption of a portion of the 2020 Notes in 2018.

Year Ended December 31, 2017 versus December 31, 2016

Net interest expense remained substantially unchanged as compared to 2016.

Other revenue increased $20 million, or 73%, as compared to 2016, primarily due to gains in 2017 attributable to investments held in connection with LFI.

Operating expenses decreased $165 million as compared to 2016. Operating expenses included, in 2017, a benefit of $203 million pursuant to the tax receivable agreement (see Note 19 of Notes to Consolidated Financial Statements). Excluding the impact of such benefit, operating expenses increased $38 million compared to 2016, primarily due to an increase in compensation and benefits expense, including an increase in charges pertaining to LFI.

Cash Flows

The Company’s cash flows are influenced primarily by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to shareholders, payments of incentive compensation to managing directors and employees and purchases of Class A common stock. Cash flows also were affected: (i) in 2018, by Lazard Group’s issuance of $500 million aggregate principal amount of its 4.50% senior notes maturing in 2028 (the “2028 Notes”) and the redemption of a portion of the 2020 Notes and (ii) in 2016, by the issuance of the 2027 Notes and the redemption of the remaining balance of the 2017 Notes.

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

Summary of Cash Flows:

	Year Ended December 31,
	2018	2017	2016
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$532	$260	$394
Adjustments to reconcile net income to net cash provided by operating activities (a)	435	698	464
Other operating activities (b)	(268)	71	(225)
Net cash provided by operating activities	699	1,029	633
Investing activities	(46)	(27)	(38)
Financing activities (c)	(726)	(318)	(480)
Effect of exchange rate changes	(90)	164	(65)
Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(163)	848	50
Cash and Cash Equivalents and Restricted Cash:
Beginning of Period	2,455	1,607	1,557
End of Period	$2,292	$2,455	$1,607

(a)	Consists of the following:
	Year Ended December 31,
	2018	2017	2016
	($ in millions)
Depreciation and amortization of property	$34	$31	$33
Amortization of deferred expenses and stock units	371	359	342
Deferred tax provision	45	501	64
Amortization and other acquisition-related (benefits) costs	(16)	10	35
Benefit pursuant to tax receivable agreement	(6)	(203)	-
Gain on acquisition of portion of business already owned	-	-	(13)
Loss on extinguishment of debt	7	-	3
Total	$435	$698	$464
(b)	Includes net changes in operating assets and liabilities.
(c)

Consists primarily of purchases of shares of Class A common stock, tax withholdings related to the settlement of RSUs, restricted stock awards and PRSUs, Class A common stock dividends, changes in customer deposits, distributions to noncontrolling interest holders, activity relating to borrowings (including, in 2018, the redemption of a portion of the 2020 Notes and issuance of the 2028 Notes and, in 2016, the redemption of the remaining balance of the Company’s 2017 Notes and issuance of the 2027 Notes), and payments made under the tax receivable agreement.

See Note 3 of Notes to Consolidated Financial Statements for a discussion of new accounting guidance impacting the Consolidated Statements of Cash Flows.

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

Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”. In the year ended December 31, 2018, as reflected on the consolidated statements of financial condition, both “deposits with banks and short-term investments” and “deposits and other customer payables” increased as compared to December 31, 2017, due to a higher level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.

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

We regularly monitor our liquidity position, including cash levels, investments in U.S. Treasury securities, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of Class A common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At December 31, 2018, Lazard had approximately $1,247 million of cash, with such amount including approximately $665 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings, and pursuant to the Tax Act there are no additional U.S. taxes that would be imposed on undistributed foreign earnings. We expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of December 31, 2018, Lazard had approximately $168 million in unused lines of credit available to it, including a $150 million, five-year, senior revolving credit facility with a group of lenders that expires in September 2020 (the “Amended and Restated Credit Agreement”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $17 million (at December 31, 2018 exchange rates).

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

Financing Activities

The table below sets forth our corporate indebtedness as of December 31, 2018 and 2017. The agreements with respect to this indebtedness are discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-K.

		Outstanding as of
		December 31, 2018			December 31, 2017
Senior Debt	Maturity Date	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2020 Senior Notes	2020	$250.0	$0.9	$249.1	$500.0	$2.6	$497.4
Lazard Group 2025 Senior Notes	2025	400.0	2.9	397.1	400.0	3.4	396.6
Lazard Group 2027 Senior Notes	2027	300.0	3.2	296.8	300.0	3.6	296.4
Lazard Group 2028 Senior Notes	2028	500.0	8.8	491.2	-	-	-
		$1,450.0	$15.8	$1,434.2	$1,200.0	$9.6	$1,190.4

During September 2018, Lazard Group completed an offering of the 2028 Notes. Lazard Group used a portion of the net proceeds of the 2028 Notes to redeem or otherwise retire $250 million of the 2020 Notes, which, including the recognition of unamortized issuance costs, resulted in a loss on debt extinguishment in connection with the redemption of such 2020 Notes of approximately $7 million.

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended December 31, 2018, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.33 to 1.00 and its Consolidated Interest Coverage Ratio being 20.23 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of December 31, 2018.

In addition, the Amended and Restated Credit Agreement, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At December 31, 2018, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 12 of Notes to Consolidated Financial Statements for additional information regarding senior debt.

Stockholders’ Equity

At December 31, 2018, total stockholders’ equity was $970 million, as compared to $1,259 million and $1,294 million at December 31, 2017 and 2016, respectively, including $917 million, $1,200 million and $1,236 million attributable to Lazard Ltd on the respective dates. The net activity in stockholders’ equity during the years ended December 31, 2018 and 2017 is reflected in the table below:

	Year Ended December 31,
	2018	2017
	($ in millions)
Stockholders’ Equity - Beginning of Year	$1,259	$1,294
Adjustment for the cumulative effect on prior years from the adoption of new accounting guidance related to share-based incentive compensation	-	81
Balance, as adjusted, Beginning of Year	1,259	1,375
Increase (decrease) due to:
Net income	532	260
Other comprehensive income (loss)	(41)	82
Amortization of share-based incentive compensation	268	273
Purchase of Class A common stock	(553)	(307)
Settlement of share-based incentive compensation (a)	(118)	(73)
Class A common stock dividends	(360)	(341)
Distributions to noncontrolling interests, net	(11)	(5)
Other - net	(6)	(5)
Stockholders’ Equity - End of Year	$970	$1,259

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

Year Ended December 31:	Number of Shares	Average Price Per Share
2016	8,551,271	$35.11
2017	6,956,097	$44.10
2018	12,206,652	$45.29

As of December 31, 2018, a total of $296 million of share repurchase authorization remained available under the Company’s share repurchase program, all of which will expire on December 31, 2020.

In addition, on February 4, 2019, the Board of Directors of Lazard authorized the repurchase of up to $300 million of additional shares of Class A common stock, which authorization will expire on December 31, 2020, bringing the total available share repurchase authorization as of February 4, 2019 to approximately $510 million.

During the year ended December 31, 2018, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, pursuant to which it effected stock repurchases in the open market.

On February 4, 2019, the Board of Directors of Lazard declared dividends totaling $0.94 per share, comprised of a quarterly dividend of $0.44 per share, and an extra cash dividend of $0.50 per share, on our Class A common stock. The dividends are payable on March 1, 2019, to stockholders of record on February 15, 2019.

The Company plans to continue to deploy excess cash and may do so in a variety of ways, which may include repurchasing outstanding shares of Class A common stock, paying dividends to stockholders and repurchasing its outstanding debt.

See Notes 14 and 15 of Notes to Consolidated Financial Statements for additional information regarding Lazard’s stockholders’ equity and incentive plans, respectively.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of December 31, 2018:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior debt (including interest) (a)	$1,885,479	$59,000	$357,375	$96,750	$1,372,354
Operating leases (exclusive of $26,941 of committed sublease income) (b)	879,350	86,839	173,146	130,753	488,612
Investment capital funding commitments (c)	8,338	8,338	-	-	-
Total (d)	$2,773,167	$154,177	$530,521	$227,503	$1,860,966

(a)	See Note 12 of Notes to Consolidated Financial Statements.
(b)

In August 2018, the Company entered into a lease agreement for additional office facilities, which are currently under construction, with delivery anticipated in the third quarter of 2019. Operating lease commitments in the table above include the impact of the new lease agreement. See Note 13 of Notes to Consolidated Financial Statements.

(c)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $14,437 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders. See Note 7 of Notes to Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.

(d)

The table above excludes contingent obligations, given the inability to make a reasonably reliable estimate of the timing of the amounts of any such payments. The table above also excludes any possible payments for uncertain tax positions and payments pursuant to the Company’s tax receivable agreement, given that the actual amount and timing of payments under the tax receivable agreement could differ materially from our estimates. At December 31, 2018, a tax receivable agreement obligation of $270,640 was recorded on the consolidated statements of financial condition, of which the Company currently expects that approximately $23,000 will be paid within the next 12 months. See “Critical Accounting Policies and Estimates—Income Taxes” below. See also Notes 13, 15, 16, 17 and 19 of Notes to Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans, income taxes and tax receivable agreement obligations, respectively.

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

On January 1, 2018, the Company adopted new revenue recognition guidance. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

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

We recognize a deferred tax asset if it is more likely than not (defined as a likelihood of greater than 50%) that a tax benefit will be accepted by a taxing authority. The measurement of deferred tax assets and liabilities is based upon currently enacted tax rates in the applicable jurisdictions. At December 31, 2018, on a consolidated basis, we recorded gross deferred tax assets of approximately $735.6 million, with such amount partially offset by a valuation allowance of approximately $73.1 million (as described below).

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

Certain of our tax-paying entities have individually experienced losses on a cumulative three year basis or have tax attributes that may expire unused. In addition, one of our tax-paying entities has recorded a valuation allowance on substantially all of its deferred tax assets due to the combined effect of operating losses in certain subsidiaries of that entity as well as foreign taxes that together substantially offset any U.S. tax liability. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets held by these entities will be realized. Consequently, we have recorded valuation allowances on $73.1 million of deferred tax assets held by these entities as of December 31, 2018.

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

On January 1, 2017, we adopted new accounting guidance on share-based incentive compensation. As a result of the adoption of this new guidance, we recognized excess tax benefits of $33.0 million and $9.0 million from the vesting of share-based incentive compensation in the provision for income taxes in the consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively. Upon adoption of the new guidance, we also recorded deferred tax assets of $81.5 million, net of a valuation allowance of $12.1 million, for previously unrecognized excess tax benefits (including tax benefits from dividends or dividend equivalents) on share-based incentive compensation, with an offsetting adjustment to retained earnings. See Note 17 of Notes to Consolidated Financial Statements for further information on the adoption of this new guidance. The new guidance has since January 1, 2017 affected, and the Company expects that in future periods the new guidance will affect, the provision for income taxes for the delivery of stock under share-based incentive compensation arrangements, as well as the effective tax rate in the relevant periods, which could be material to the consolidated statements of operations and the classification of cash flows in the relevant periods.

On December 22, 2017, the Tax Act was enacted. The Tax Act significantly revised the U.S. corporate income tax system by, among other changes, lowering the corporate income tax rate from 35% to 21%, implementing a partial territorial tax system and imposing a one-time repatriation tax on the deemed repatriated earnings of foreign subsidiaries. The Tax Act also included several provisions that limited the benefit of the tax rate reduction, such as restricting the deductibility of interest expense and other corporate business expenses. The Tax Act further included anti-base erosion provisions such as the BEAT and tax on GILTI.

Lazard is a holding company that is treated as a publicly traded partnership for U.S. tax purposes, and our U.S. and certain foreign subsidiaries were impacted by the Tax Act. See Notes 17 and 19 of Notes to Consolidated Financial Statements for additional information regarding the impact of the Tax Act on us.

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

See Item 1A, “Risk Factors” and Note 17 of Notes to Consolidated Financial Statements for additional information related to income taxes.

Amended and Restated Tax Receivable Agreement

During the period ended June 30, 2015, we released substantially all of our valuation allowance against deferred tax assets. As a result, we accrued a corresponding liability during the period ended June 30, 2015 for amounts relating to the Second Amended and Restated Tax Receivable Agreement, dated as of October 26, 2015 (the “Amended and Restated Tax Receivable Agreement”), between Lazard and LTBP Trust (the “Trust”). See Note 19 of Notes to Consolidated Financial Statements for additional information regarding the Amended and Restated Tax Receivable Agreement.

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

The cumulative liability relating to our obligations under the Amended and Restated Tax Receivable Agreement recorded as of December 31, 2018 and 2017 was $271 million and $310 million, respectively, which includes the impact of the Tax Act as of both periods, and is recorded in “tax receivable agreement obligation” on the consolidated statements of financial condition.

Investments

Investments consist primarily of interest-bearing deposits, debt and equity securities, and interests in alternative investment, debt, equity and private equity funds.

These investments, with the exception of interest-bearing deposits, are carried at fair value on the consolidated statements of financial condition, and any increases or decreases in the fair value of these investments are reflected in earnings. The fair value of investments is generally based upon market prices or the net asset value (“NAV”) or its equivalent for investments in funds. See Note 7 of Notes to Consolidated Financial Statements for additional information on the measurement of the fair value of investments.

Lazard is subject to market and credit risk on investments held. As such, gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income.

Data relating to investments is set forth below:

	December 31,
	2018	2017
	($ in thousands)
Seed investments by asset class:
Equities (a)	$73,410	$111,067
Fixed income	9,548	15,215
Alternative investments	7,131	8,392
Total seed investments	90,089	134,674
Other investments owned:
Private equity (b)	41,788	57,457
Interest-bearing deposits	510	556
Fixed income and other (c)	226,346	23,780
Total other investments owned	268,644	81,793
Subtotal	358,733	216,467
Add:
Private equity consolidated, not owned (d)	14,555	19,222
LFI (e)	201,860	191,497
Total investments	$575,148	$427,186

(a)	At December 31, 2018 and 2017, seed investments in directly owned equity securities were invested as follows:
	December 31,
	2018	2017
Percentage invested in:
Financials	30%	27%
Consumer	28	25
Industrial	13	15
Technology	14	11
Other	15	22
Total	100%	100%
(b)

Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $27 million and $36 million as of December 31, 2018 and 2017, respectively.

(c)	At December 31, 2018, includes investments in U.S. Treasury securities of approximately $200 million with original maturities of greater than three months and less than one year.

(d)

Represents private equity investments that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “stockholders’ equity” on the consolidated statements of financial condition.

(e)

Composed of investments held in connection with LFI and other similar deferred compensation arrangements. The market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to awards expected to vest. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives. LFI investments held in entities in which the Company maintained a controlling interest were $69 million in three entities as of December 31, 2018, as compared to $53 million in two entities as of December 31, 2017.

At December 31, 2018 and 2017, total investments with a fair value of $575 million and $427 million, respectively, included $57 million and $80 million, respectively, or 10% and 19%, respectively, of investments that were classified using NAV or its equivalent as a practical expedient. See Notes 6 and 7 of Notes to Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of December 31, 2018 and 2017, the Company held seed investments of approximately $90 million and $135 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $31 million in eight entities as of December 31, 2018, as compared to $28 million in eight entities as of December 31, 2017.

As of December 31, 2018 and 2017, the Company did not consolidate or deconsolidate any seed investment entities or LFI investment entities. As such, 100% of the recorded balance of seed investments and LFI investments as of December 31, 2018 and 2017 represented the Company’s economic interest in the seed investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed and LFI investment entities.

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

Goodwill

In accordance with current accounting guidance, goodwill has an indefinite life and is tested for impairment annually, as of November 1, or more frequently if circumstances indicate impairment may have occurred. The Company performs a qualitative evaluation about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of actually calculating the fair value of the reporting unit. See Note 10 of Notes to Consolidated Financial Statements for additional information regarding goodwill.

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

Lazard makes seed and LFI investments in certain entities that are considered VOEs and often require consolidation as a result of our investment. The impact of seed and LFI investment entities that require consolidation on the consolidated financial statements, including any consolidation or deconsolidation of such entities, is not material to our financial statements. Our exposure to loss from entities in which we have made such investments is limited to the extent of our investment in, or investment commitment to, such entities. See “Critical Accounting Policies and Estimates—Investments” above for more information regarding our investments.

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

Equity Market Price Risk—At December 31, 2018 and 2017, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $84 million and $107 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $0.8 million and $2.0 million in the carrying value of such investments as of December 31, 2018 and 2017, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At December 31, 2018 and 2017, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $245 million and $58 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $0.9 million and $1.3 million in the carrying value of such investments as of December 31, 2018 and 2017, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At December 31, 2018 and 2017, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $41 million and $65 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a decrease of approximately $0.1 million and $1.7 million in the carrying value of such investments as of both December 31, 2018 and 2017, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At December 31, 2018 and 2017, the Company’s exposure to changes in fair value of such investments was approximately $42 million and $57 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $4.2 million and $5.7 million in the carrying value of such investments as of December 31, 2018 and 2017, respectively.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At December 31, 2018, total receivables amounted to $686 million, net of an allowance for doubtful accounts of $40 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 73% and 27% of total receivables, respectively. At December 31, 2017, total receivables amounted to $572 million, net of an allowance for doubtful accounts of $24 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 85% and 15% of total receivables, respectively. At December 31, 2018 and 2017, the Company had receivables past due or deemed uncollectible of approximately $42 million and $35 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 5 of Notes to Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit (primarily for clients of LFG). At December 31, 2018 and 2017, customer receivables included $64 million and $61 million of LFB loans, respectively, with such loans being fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $12 million and $4 million at December 31, 2018 and 2017, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $1 million and $16 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $188 million and $182 million at December 31, 2018 and 2017, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of December 31, 2018, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $12 million in the event interest rates were to increase by 1% and decrease by approximately $12 million if rates were to decrease by 1%.

As of December 31, 2018, the Company’s cash and cash equivalents totaled approximately $1,247 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, (iii) short-term certificates of deposit from such banks and (iv) short-term U.S. Treasury securities. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited the Company’s internal control over financial reporting as of December 31, 2018, as stated in their report which appears under “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Lazard Ltd:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Lazard Ltd and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as listed in the Index at Item 8 as of and for the year ended December 31, 2018 of the Company, and our report dated February 25, 2019, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

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

/s/    Deloitte & Touche LLP

New York, New York

February 25, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Lazard Ltd:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Lazard Ltd and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2018, the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

February 25, 2019

We have served as the Company’s auditors since 2000.

LAZARD LTD

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2018 and 2017

(dollars in thousands, except for per share data)

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$1,246,537	$1,483,836
Deposits with banks and short-term investments	1,006,969	935,431
Cash deposited with clearing organizations and other segregated cash	38,379	35,539
Receivables (net of allowance for doubtful accounts of $40,164 and $23,746 at December 31, 2018 and 2017, respectively):
Fees	501,397	487,800
Customers and other	184,137	83,816
	685,534	571,616
Investments	575,148	427,186
Property (net of accumulated amortization and depreciation of $339,770 and $317,827 at December 31, 2018 and 2017, respectively)	212,946	205,301
Goodwill and other intangible assets (net of accumulated amortization of $65,949 and $63,099 at December 31, 2018 and 2017, respectively)	375,318	391,364
Deferred tax assets	597,776	650,260
Other assets	258,634	228,144
Total Assets	$4,997,241	$4,928,677

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2018 and 2017

(dollars in thousands, except for per share data)

	December 31,
	2018	2017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$1,154,207	$992,338
Accrued compensation and benefits	585,484	593,781
Senior debt	1,434,260	1,190,383
Tax receivable agreement obligation	270,640	310,275
Deferred tax liabilities	5,571	9,407
Other liabilities	576,986	573,588
Total Liabilities	4,027,148	3,669,772
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - no shares issued and outstanding	-	-
Series B - no shares issued and outstanding	-	-
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 129,766,091 shares issued at December 31, 2018 and 2017, including shares held by subsidiaries as indicated below)	1,298	1,298
Additional paid-in-capital	750,692	788,140
Retained earnings	1,195,563	1,080,413
Accumulated other comprehensive loss, net of tax	(273,818)	(232,518)
	1,673,735	1,637,333
Class A common stock held by subsidiaries, at cost (17,574,805 and 10,747,142 shares at December 31, 2018 and 2017, respectively)	(756,884)	(437,530)
Total Lazard Ltd Stockholders’ Equity	916,851	1,199,803
Noncontrolling interests	53,242	59,102
Total Stockholders’ Equity	970,093	1,258,905
Total Liabilities and Stockholders’ Equity	$4,997,241	$4,928,677

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(dollars in thousands, except for per share data)

	Year Ended December 31,
	2018	2017	2016
REVENUE
Investment banking and other advisory fees	$1,554,114	$1,385,536	$1,298,364
Asset management fees	1,268,399	1,195,550	998,887
Interest income	13,127	7,144	5,233
Other	49,193	109,599	81,179
Total revenue	2,884,833	2,697,829	2,383,663
Interest expense	58,481	53,518	50,292
Net revenue	2,826,352	2,644,311	2,333,371
OPERATING EXPENSES
Compensation and benefits	1,514,735	1,512,873	1,340,543
Occupancy and equipment	121,107	124,842	109,305
Marketing and business development	108,644	89,205	83,202
Technology and information services	139,693	121,671	97,461
Professional services	61,349	47,932	45,512
Fund administration and outsourced services	132,964	71,305	63,421
Amortization and other acquisition-related (benefits) costs	(15,897)	9,514	35,247
Benefit pursuant to tax receivable agreement	(6,495)	(202,546)	-
Other	89,486	44,069	41,219
Total operating expenses	2,145,586	1,818,865	1,815,910
OPERATING INCOME	680,766	825,446	517,461
Provision for income taxes	148,317	565,599	123,769
NET INCOME	532,449	259,847	393,692
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	5,324	6,264	5,994
NET INCOME ATTRIBUTABLE TO LAZARD LTD	$527,125	$253,583	$387,698
ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	119,006,531	121,573,442	124,770,401
Diluted	129,767,592	132,479,728	132,633,630
NET INCOME PER SHARE OF COMMON STOCK:
Basic	$4.43	$2.09	$3.11
Diluted	$4.06	$1.91	$2.92

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
NET INCOME	$532,449	$259,847	$393,692
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	(46,602)	71,669	(57,920)
Employee benefit plans:
Prior service costs (net of tax benefit of $543 for the year ended December 31, 2018)	(2,653)	-	-
Actuarial gain (loss) (net of tax expense (benefit) of $131, $(3,507) and $(5,205) for the years ended December 31, 2018, 2017 and 2016, respectively)	(2,781)	2,085	(24,473)
Adjustment for items reclassified to earnings (net of tax expense of $2,335, $2,220 and $1,757 for the years ended December 31, 2018, 2017 and 2016, respectively)	10,735	7,951	2,526
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(41,301)	81,705	(79,867)
COMPREHENSIVE INCOME	491,148	341,552	313,825
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	5,323	6,265	5,993
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD LTD	$485,825	$335,287	$307,832

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$532,449	$259,847	$393,692
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	34,103	31,498	33,264
Amortization of deferred expenses and share-based incentive compensation	371,434	359,381	341,825
Amortization and other acquisition-related (benefits) costs	(15,897)	9,514	35,247
Deferred tax provision	45,386	501,163	63,660
Benefit pursuant to tax receivable agreement	(6,495)	(202,546)	-
Loss on extinguishment of debt	6,523	-	3,148
Gain on acquisition of portion of business already owned	-	-	(12,668)
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	(131,637)	95,976	(156,129)
Investments	(150,839)	28,922	71,552
Other assets	(138,842)	(80,550)	(55,611)
Accrued compensation and benefits and other liabilities	152,853	25,910	(85,379)
Net cash provided by operating activities	699,038	1,029,115	632,601
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(49,593)	(27,670)	(38,749)
Disposals of property	3,384	750	1,096
Net cash used in investing activities	(46,209)	(26,920)	(37,653)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Customer deposits	112,061	421,885	7,197
Contributions from noncontrolling interests	1,706	-	93
Issuance of senior debt, net of expenses	490,970	-	296,757
Excess tax benefits from share-based incentive compensation	-	-	4,071
Other financing activities	-	-	24,484
Payments for:
Senior debt	(255,543)	-	(101,441)
Capital lease obligations	(68)	(7,337)	(1,619)
Distributions to noncontrolling interests	(12,889)	(5,193)	(2,111)
Payments under tax receivable agreement	(33,140)	(789)	(10,086)
Purchase of Class A common stock	(552,872)	(306,741)	(300,217)
Class A common stock dividends	(359,639)	(341,450)	(336,138)
Settlement of share-based incentive compensation	(110,361)	(67,899)	(56,078)
Other financing activities	(6,329)	(10,984)	(4,667)
Net cash used in financing activities	(726,104)	(318,508)	(479,755)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(89,646)	163,636	(64,602)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(162,921)	847,323	50,591
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— January 1	2,454,806	1,607,483	1,556,892
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— December 31	$2,291,885	$2,454,806	$1,607,483

See notes to consolidated financial statements.

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:
	Year Ended December 31,
	2018	2017	2016
Cash and cash equivalents	$1,246,537	$1,483,836	$1,158,785
Deposits with banks and short-term investments	1,006,969	935,431	419,668
Cash deposited with clearing organizations and other segregated cash	38,379	35,539	29,030
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$2,291,885	$2,454,806	$1,607,483

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$50,812	$49,601	$46,262
Income taxes, net of refunds	$101,671	$48,738	$72,420

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(dollars in thousands)

	Series A				Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total
	Preferred Stock		Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’
	Shares	$	Shares (*)	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity
Balance - January 1, 2016	7,921	$-	129,766,091	$1,298	$600,034	$1,123,728	$(234,356)	4,253,381	$(177,249)	$1,313,455	$53,851	$1,367,306
Comprehensive income (loss):
Net income						387,698				387,698	5,994	393,692
Other comprehensive loss - net of tax							(79,866)			(79,866)	(1)	(79,867)
Settlement of Series A preferred stock	(7,921)									-		-
Amortization of share-based incentive compensation					261,462					261,462		261,462
Dividend equivalents					37,284	(41,102)				(3,818)		(3,818)
Class A common stock dividends ($2.69 per share)						(336,138)				(336,138)		(336,138)
Purchase of Class A common stock								8,551,271	(300,217)	(300,217)		(300,217)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $448					(224,201)			(4,235,455)	168,571	(55,630)		(55,630)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)					37,861					37,861		37,861
Delivery of Class A common stock and related tax benefit of $1,074					(33,768)			(940,411)	35,389	1,621		1,621
Distributions to noncontrolling interests, net										-	(2,018)	(2,018)
Other					9,559					9,559		9,559
Balance - December 31, 2016	-	$-	129,766,091	$1,298	$688,231	$1,134,186	$(314,222)	7,628,786	$(273,506)	$1,235,987	$57,826	$1,293,813

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’
	Shares (*)	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity
Balance - January 1, 2017	129,766,091	$1,298	$688,231	$1,134,186	$(314,222)	7,628,786	$(273,506)	$1,235,987	$57,826	$1,293,813
Adjustment for the cumulative effect on prior years from the adoption of new accounting guidance related to share-based incentive compensation				81,544				81,544		81,544
Balance, as adjusted - January 1, 2017	129,766,091	1,298	688,231	1,215,730	(314,222)	7,628,786	(273,506)	1,317,531	57,826	1,375,357
Comprehensive income:
Net income				253,583				253,583	6,264	259,847
Other comprehensive income - net of tax					81,704			81,704	1	81,705
Amortization of share-based incentive compensation			272,965					272,965		272,965
Dividend equivalents			41,746	(47,654)				(5,908)		(5,908)
Class A common stock dividends ($2.81 per share)				(341,450)				(341,450)		(341,450)
Purchase of Class A common stock						6,956,097	(306,741)	(306,741)		(306,741)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $5,271			(213,978)			(3,790,267)	140,808	(73,170)		(73,170)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)			508					508		508
Delivery of Class A common stock and related tax expense of $28			(1,332)			(47,474)	1,909	577		577
Distributions to noncontrolling interests, net								-	(5,193)	(5,193)
Other				204				204	204	408
Balance - December 31, 2017	129,766,091	$1,298	$788,140	$1,080,413	$(232,518)	10,747,142	$(437,530)	$1,199,803	$59,102	$1,258,905

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’
	Shares (*)	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity
Balance - January 1, 2018	129,766,091	$1,298	$788,140	$1,080,413	$(232,518)	10,747,142	$(437,530)	$1,199,803	$59,102	$1,258,905
Comprehensive income (loss):
Net income				527,125				527,125	5,324	532,449
Other comprehensive loss - net of tax					(41,300)			(41,300)	(1)	(41,301)
Amortization of share-based incentive compensation			267,573					267,573		267,573
Dividend equivalents			44,255	(50,583)				(6,328)		(6,328)
Class A common stock dividends ($3.03 per share)				(359,639)				(359,639)		(359,639)
Purchase of Class A common stock						12,206,652	(552,872)	(552,872)		(552,872)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $7,711			(350,481)			(5,353,920)	232,409	(118,072)		(118,072)
Business acquisitions and related equity transactions:
Delivery of Class A common stock			(1,109)			(25,069)	1,109	-		-
Class A common stock issuable (including related amortization)			561					561		561
Dividend equivalents			1,753	(1,753)				-		-
Distributions to noncontrolling interests, net								-	(11,183)	(11,183)
Balance - December 31, 2018	129,766,091	$1,298	$750,692	$1,195,563	$(273,818)	17,574,805	$(756,884)	$916,851	$53,242	$970,093

(*)	Includes 129,766,091 shares of the Company’s Class A common stock issued at December 31, 2016, 2017 and 2018, respectively.

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of December 31, 2018 and 2017. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group, which as of December 31, 2018 was governed by an Amended and Restated Operating Agreement dated as of October 26, 2015, as amended (the “Operating Agreement”). The Operating Agreement was subsequently amended and restated on February 4, 2019.

Lazard Ltd’s primary operating asset is its indirect ownership of the common membership interests of, and managing member interests in, Lazard Group, whose principal operating activities are included in two business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”), capital advisory, restructurings, shareholder advisory, sovereign advisory, capital raising and other strategic advisory, and

•

Asset Management, which offers a broad range of global investment solutions and investment management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.

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

When the Company does not have a controlling interest in an entity, but exerts significant influence over such entity’s operating and financial decisions, the Company either (i) applies the equity method of accounting in which it records a proportionate share of the entity’s net earnings, or (ii) elects the option to measure its investment at fair value. Intercompany transactions and balances have been eliminated.

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

Certain prior period amounts have been reclassified to conform to the current period presentation, including the presentation related to the adoption of new guidance impacting the consolidated statements of cash flows (see Note 3).

2.	SIGNIFICANT ACCOUNTING POLICIES

The accounting policies below relate to reported amounts and disclosures in the consolidated financial statements.

Foreign Currency Translation—The consolidated financial statements are presented in U.S. Dollars. Many of the Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. Dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. Dollars at year-end exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. Dollars are reported in “accumulated other comprehensive income (loss), net of tax” (“AOCI”). Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of operations. Foreign currency remeasurement gains (losses), net of hedge transactions (see Note 8) amounted to $(2,880), $1,900 and $(1,153) for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in “revenue-other” on the respective consolidated statements of operations.

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

•	the assessment of probability with respect to recognizing revenue;
•	the adequacy of the allowance for doubtful accounts;
•	the realization of deferred tax assets and adequacy of tax reserves for uncertain tax positions;
•	the measurement of our tax receivable agreement obligation;
•	the outcome of litigation;
•	the carrying amount of goodwill and other intangible assets;
•	the vesting of share-based and other deferred compensation plan awards; and
•	other matters that affect the reported amounts and disclosure of contingencies in the consolidated financial statements.

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

Deposits with Banks and Short-Term Investments—Represents LFB’s short-term deposits, including with the Banque de France and amounts placed by LFB in short-term, highly liquid securities with original maturities of 90 days or less when purchased. The level of these deposits and investments may be driven by the level of LFB time and demand deposits (which can fluctuate significantly on a daily basis) and by changes in asset allocation.

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

See Note 5 for additional information regarding receivables.

Investments—Investments in debt and marketable equity securities held either directly, or indirectly through asset management funds, at the Company’s broker-dealer subsidiaries are accounted for at fair value, with any increase or decrease in fair value recorded in earnings. Such amounts are reflected in “revenue-other” in the consolidated statements of operations.

Investments in debt and marketable equity securities held at the Company’s non broker-dealer subsidiaries are accounted for at fair value, with any increase or decrease in fair value reflected in “revenue-other” in the consolidated statements of operations.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

See Notes 6 and 7 for additional information regarding the Company’s investments.

Property-net—Property is stated at cost less accumulated depreciation and amortization. Buildings are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are capitalized and are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Depreciation of furniture and equipment, including computer hardware and software, is determined on a straight-line basis using estimated useful lives. Depreciation and amortization expense aggregating $34,103, $31,498 and $33,264 for the years ended December 31, 2018, 2017 and 2016, respectively, is included on the respective consolidated statements of operations in “occupancy and equipment” or “technology and information services”, depending on the nature of the underlying asset. Repairs and maintenance are expensed as incurred.

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

The Company completed its annual goodwill review as of November 1, 2018, and determined that no impairment existed.

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

See Note 10 with respect to goodwill and other intangible assets.

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

In addition to the derivative instruments described above, the Company records derivative liabilities relating to its obligations pertaining to Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures, and is included in “accrued compensation and benefits” in the consolidated statements of financial condition. Changes in the fair value of the derivative liabilities are included in “compensation and benefits” in the consolidated statements of operations, the impact of which equally offsets the changes in the fair value of investments which are currently

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

expected to be delivered upon settlement of LFI and other similar deferred compensation arrangements, which are reported in “revenue-other” in the consolidated statements of operations. For information regarding LFI and other similar deferred compensation arrangements, see Notes 6, 8 and 15.

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

Contingent Consideration Liabilities —The contingent consideration liabilities of businesses acquired in a business combination are initially recorded at fair value, and any change in the fair value is recognized in “amortization and other acquisition-related (benefits) costs” in the consolidated statements of operations. The contingent consideration liability is included in “other liabilities” on the consolidated statements of financial condition.

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

Revenue Recognition

Investment Banking and Other Advisory Fees and Asset Management Fees—See Note 4 for the Company’s accounting policy on revenue recognition as it applies to investment banking and other advisory and asset management fees.

Soft Dollar Arrangements—Certain entities within the Company’s Asset Management business obtain research and other services through commission-sharing arrangements with broker-dealers, which are also known as “soft dollar” arrangements. Consistent with the “soft dollar” safe harbor established by Section 28(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Asset Management business does not have any contractual obligation or arrangement requiring it to pay for research and other eligible services obtained through soft dollar arrangements with brokers. Instead, the provider is obligated to pay for the services. Consequently, the Company does not incur any liability and does not accrue any expenses in connection with any research or other eligible services obtained by the Asset Management business pursuant to such soft dollar arrangements. For the year ended December 31, 2018, the Company obtained research and other eligible services through soft dollar arrangements valued at approximately $30,000. The use of soft dollars is limited by regulations in the European Union and the U.K. and, as such, the Company intends to directly pay a portion of the costs of such research and other eligible services going forward.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Income Taxes—Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Such temporary differences are reflected as deferred tax assets and deferred tax liabilities on the consolidated statements of financial condition. A deferred tax asset is recognized if it is more likely than not (defined as a likelihood of greater than 50%) that a tax benefit will be accepted by a taxing authority.

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

The Company recognizes interest and/or penalties related to unrecognized tax benefits in “provision for income taxes”. See Note 17 for additional information relating to income taxes.

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

The Company evaluated the impact of the new guidance, including (i) the timing of revenue recognition for Financial Advisory and Asset Management fees and (ii) the presentation of certain contract costs. With respect to revenue recognition, the Company assessed the impact of the new guidance on the recognition of fees for Financial Advisory (e.g., transaction completion, transaction announcement and retainers) and Asset Management (e.g., management and incentive fees), including the requirement under the new guidance to recognize certain transaction

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

completion fees in periods prior to the periods in which the applicable transactions close. The Company’s assessment included an analysis of whether the Company’s fulfillment of its performance obligations would be deemed to occur over time, or at specific points in time, under the new guidance. Specifically, recognition would be deemed to occur over time if the client receives and consumes benefits from the services as the Company performs the services. The Company concluded that Financial Advisory and Asset Management fees would typically be recognized over time as performance occurs, subject to constraints, using an appropriate measure of progress, based on resources consumed, which is consistent with when the client receives benefits. There was no material impact to the Company’s recognition of revenue upon adoption of the new guidance.

The new guidance requires the Company to prospectively present certain contract costs on a gross basis. The most significant changes with respect to presentation relate to (a) certain distribution costs within our Asset Management business and (b) certain reimbursable deal costs within our Financial Advisory business, both of which were previously presented net against revenues and are now presented as expenses on a gross basis under the new guidance because the Company is primarily responsible for fulfilling the promise of the arrangement. For the year ended December 31, 2018, the presentation of such costs on a gross basis resulted in an increase to net revenue of $93,831, primarily comprised of increases to asset management fees and investment banking and other advisory fees. In addition, there was a corresponding increase to operating expenses of $93,831, primarily comprised of an increase to distribution costs presented within fund administration and outsourced services and an increase to reimbursable deal costs presented within marketing and business development. These amounts would have been presented on a net basis prior to the adoption of the new guidance, and there was no material impact to net income as a result of the gross basis of presentation under the new guidance.

See Note 4 for further information on contracts within the scope of the new guidance.

Classification of Certain Cash Receipts and Cash Payments—In August and November 2016, the FASB issued updated guidance which clarifies how a company should classify certain cash receipts and cash payments on the statement of cash flows and clarifies that restricted cash should be included in the total of cash and cash equivalents on the statement of cash flows. The Company adopted this new guidance on January 1, 2018, which resulted in the reclassification of “cash deposited with clearing organizations and other segregated cash” and “deposits with banks and short-term investments” from operating activities to components of “cash and cash equivalents and restricted cash” on the consolidated statement of cash flows. In addition, the Company reclassified cash flows related to customer deposits from operating activities to financing activities. This resulted in changes in deposits with banks and short-term investments and customer deposits no longer being reflected in cash flows from operating activities. Except for the reclassification of these items on the consolidated statement of cash flows for all years presented, the new guidance had no impact on the Company’s financial statements.

Clarifying the Definition of a Business—In January 2017, the FASB issued updated guidance to clarify the definition of a business within the context of business combinations.  The updated guidance requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, such asset or group of assets is not a business.  This updated guidance is expected to reduce the number of transactions that need to be further evaluated as business combinations.  If further evaluation is necessary, the updated guidance requires that a business set include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output.  The updated guidance removes the evaluation of whether a market participant could replace missing elements.  The Company adopted the new guidance on January 1, 2018 and it did not have a material impact on the Company’s financial statements.

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income—In February 2018, the FASB issued updated guidance on the tax effects of items in AOCI. Specifically, the new guidance will permit, but not require, a reclassification from AOCI to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate under the Tax Cuts and Jobs Act of 2017 (see Note 17). The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate. The new guidance is effective for annual and interim periods beginning after December 15, 2018, with an option to apply it in the period of adoption or on a retrospective basis for each period in which the effect of the change in the U.S. federal corporate income tax rate is recognized. The Company will adopt the new guidance on January 1, 2019 and does not expect a material impact on the Company’s financial statements.

Leases—In February 2016, the FASB issued updated guidance for leases. The guidance requires a lessee to (i) recognize a right-of-use asset and a lease liability that is initially measured at the present value of the lease payments, in the consolidated statement of financial condition, (ii) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis and (iii) classify operating lease related cash payments within operating activities and finance lease related principal cash payments within financing activities (with interest included in interest paid) in the consolidated statement of cash flows.

The new guidance is effective for annual and interim periods beginning after December 15, 2018. The Company will adopt the new guidance on January 1, 2019 using the optional transition method, which allows the new standard to be applied initially at the adoption date with a cumulative-effect adjustment without restating comparative periods. Lazard plans to elect the practical expedients, which allows the carry-forward of the prior conclusions on lease definition, classification and initial direct costs related to the expired and existing leases as of the adoption date. The Company expects to apply the exemption of balance sheet recognition requirements of short-term leases.

The Company continues to evaluate its processes and internal controls over financial reporting relating to its leasing activities. The Company currently estimates the recognition of the right-of-use assets and lease liabilities to be approximately $500,000 to $600,000 on its consolidated statements of financial condition upon adoption and does not expect a material impact on its consolidated statement of operations.

Improvements to Nonemployee Share-Based Payment Accounting—In June 2018, the FASB issued updated guidance to simplify the accounting for nonemployee share-based payment transactions. The new guidance generally requires equity-classified nonemployee share-based payment awards to be measured at the grant date, which is the date at which a grantor and grantee reach a mutual understanding of the key terms and conditions of a share-based payment award.  This update generally aligns the accounting for equity-classified share-based payment awards to nonemployees with the measurement date required for employees.  The new guidance is effective for annual and interim periods beginning after December 15, 2018.  Upon adoption, the new guidance would be applied on a modified retrospective basis. The Company will adopt the new guidance on January 1, 2019 and does not expect it to have a material impact on the Company’s financial statements.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments—In June 2016, the FASB issued new guidance regarding the measurement of credit losses on financial instruments. The new guidance replaces the incurred loss impairment methodology in the current guidance with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The new guidance is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the new guidance.

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

Related Party Guidance for Variable Interest Entities—In October 2018, the FASB issued updated guidance that requires consideration of indirect interest held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted. The amendments are required to be applied retrospectively with a cumulative-effect adjustment. The Company is currently evaluating the new guidance.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

Year Ended
December 31, 2018 (d)
Net Revenue:
Financial Advisory (a)	$1,555,526

Asset Management:
Management Fees and Other (b)	$1,311,286
Incentive Fees (c)	20,515
Total Asset Management	$1,331,801

(a)

Financial Advisory is comprised of M&A Advisory, Capital Advisory, Capital Raising, Restructuring, Shareholder Advisory, Sovereign Advisory, and other strategic advisory work for clients. The benefits of these advisory services are generally transferred to the Company’s clients over time, and consideration for these advisory services typically includes transaction completion, transaction announcement and retainer fees. Retainer fees are generally fixed and recognized over the period in which the advisory services are performed. However, transaction announcement and transaction completion fees are variable and subject to constraints, and they are typically not recognized until there is an announcement date or a completion date, respectively, due to the uncertainty associated with those events. Therefore, in any given period, advisory fees recognized for certain transactions will relate to services performed in prior periods. The advisory fees that may be unrecognized as of the end of a reporting period, primarily comprised of fees associated with transaction announcements and transaction completions, generally remain unrecognized due to the uncertainty associated with those events.

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

Activity in the allowance for doubtful accounts for the years ended December 31, 2018, 2017 and 2016 was as follows:

	Year Ended December 31,
	2018	2017	2016
Beginning Balance	$23,746	$16,386	$12,882
Bad debt expense, net of recoveries	27,164	15,419	10,055
Charge-offs, foreign currency translation and other adjustments	(10,746)	(8,059)	(6,551)
Ending Balance	$40,164	$23,746	$16,386

Bad debt expense, net of recoveries is included in “operating expenses - other” on the consolidated statements of operations.

At December 31, 2018 and 2017, the Company had receivables past due or deemed uncollectible of $42,309 and $34,865, respectively.

Of the Company’s fee receivables at December 31, 2018 and 2017, $90,966 and $80,536, respectively, represented interest-bearing financing receivables. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $594,568 and $491,080 at December 31, 2018 and 2017, respectively, approximates fair value.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

6.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at December 31, 2018 and 2017:

	December 31,
	2018	2017
Interest-bearing deposits	$510	$556
Debt	202,874	6
Equities	32,261	45,257
Funds:
Alternative investments (a)	17,752	20,993
Debt (a)	90,320	84,077
Equity (a)	175,088	199,618
Private equity	56,343	76,679
	339,503	381,367
Total investments	575,148	427,186
Less:
Interest-bearing deposits	510	556
Investments, at fair value	$574,638	$426,630
Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$3,929	$7,338

(a)

Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $9,741, $60,081 and $132,038, respectively, at December 31, 2018 and $11,213, $48,391 and $131,893, respectively, at December 31, 2017, held in order to satisfy the Company’s liability upon vesting of previously granted LFI and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 8 and 15).

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Private equity investments include those owned by Lazard and those consolidated but not owned by Lazard. Private equity investments owned by Lazard are primarily comprised of investments in private equity funds. Such investments primarily include (i) Edgewater Growth Capital Partners III, L.P. (“EGCP III”), a fund primarily making equity and buyout investments in middle market companies and (ii) a fund targeting significant noncontrolling-stake investments in established private companies.

Private equity investments consolidated but not owned by Lazard relate to the economic interests that are owned by the management team and other investors in the Edgewater Funds (“Edgewater”).

During the years ended December 31, 2018, 2017 and 2016, the Company reported in “revenue-other” on its consolidated statements of operations net unrealized investment gains and losses pertaining to “equity securities and trading debt securities” still held as of the reporting date as follows:

	Year Ended December 31,
	2018	2017	2016
Net unrealized investment gains (losses)	$(43,009)	$27,192	$11,816

7.	FAIR VALUE MEASUREMENTS

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

The fair value of debt is classified as Level 1 when the fair values are based on unadjusted quoted prices in active markets.

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

\The fair value of the contingent consideration liability is classified as Level 3 and the fair value of the liability is remeasured at each reporting period. The inputs used to derive the fair value of the contingent consideration include the application of probabilities when assessing certain performance thresholds for the relevant periods.  Any change in the fair value is recognized in “amortization and other acquisition-related (benefits) costs” in the

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

consolidated statement of operations. Our business acquisitions may involve the potential payment of contingent consideration upon the achievement of certain performance thresholds.  The contingent consideration liability is initially recorded at fair value of the contingent payments on the acquisition date and is included in “other liabilities” on the consolidated statements of financial condition. See Note 13.

The fair value of derivatives entered into by the Company is classified as Level 2 and is based on the values of the related underlying assets, indices or reference rates as follows: the fair value of forward foreign currency exchange rate contracts is a function of the spot rate and the interest rate differential of the two currencies from the trade date to settlement date; the fair value of total return swaps is based on the change in fair value of the related underlying equity security, financial instrument or index and a specified notional holding; the fair value of interest rate swaps is based on the interest rate yield curve; and the fair value of derivative liabilities related to LFI and other similar deferred compensation arrangements is based on the value of the underlying investments, adjusted for forfeitures. See Note 8.

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

The following tables present, as of December 31, 2018 and 2017, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	December 31, 2018
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$202,874	$-	$-	$-	$202,874
Equities	30,639	-	1,622	-	32,261
Funds:
Alternative investments	16,863	-	-	889	17,752
Debt	90,313	-	-	7	90,320
Equity	175,054	-	-	34	175,088
Private equity	-	-	-	56,343	56,343
Derivatives	-	11,967	-	-	11,967
Total	$515,743	$11,967	$1,622	$57,273	$586,605
Liabilities:
Securities sold, not yet purchased	$3,929	$-	$-	$-	$3,929
Contingent consideration liability	-	-	10,009	-	10,009
Derivatives	-	188,962	-	-	188,962
Total	$3,929	$188,962	$10,009	$-	$202,900

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

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,592	$61	$1	$-	$(32)	$1,622
Total Level 3 Assets	$1,592	$61	$1	$-	$(32)	$1,622

Liabilities:
Contingent consideration liability	$28,941	$(18,932)	$-	$-	$-	$10,009
Total Level 3 Liabilities	$28,941	$(18,932)	$-	$-	$-	$10,009

	Year Ended December 31, 2017
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,508	$14	$1,661	$(1,669)	$78	$1,592
Total Level 3 Assets	$1,508	$14	$1,661	$(1,669)	$78	$1,592

Liabilities:
Contingent consideration liability	$22,608	$6,582	$-	$(249)	$-	$28,941
Total Level 3 Liabilities	$22,608	$6,582	$-	$(249)	$-	$28,941

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

(a)

Earnings recorded in “other revenue” for investments in equities for the years ended December 31, 2018, 2017 and 2016 include net unrealized gains of $61, $12 and $243, respectively. Earnings recorded in “amortization and other acquisition-related (benefits) costs” for the contingent consideration liability for the years ended December 31, 2018, 2017 and 2016 include unrealized (gains) losses of $(18,932), $6,582 and $2,658, respectively, and, for the year ended December 31, 2016, realized losses of $30,067 due to the change in the fair value of contingent consideration associated with the Edgewater business acquisition.

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the years ended December 31, 2018 and 2017.

Financial Instruments Not Measured at Fair Value—The tables below present the carrying value, fair value and fair value hierarchy category of certain financial instruments as of December 31, 2018 and 2017 that are not measured at fair value in the Company’s consolidated statement of financial condition, and excludes certain financial instruments such as equity method investments.

	December 31, 2018
		Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,246,537	$1,246,537	$1,246,537	$-	$-
Deposits with banks and short-term investments	1,006,969	1,006,969	1,006,969	-	-
Cash deposited with clearing organizations and other segregated cash	38,379	38,379	38,379	-	-
Interest-bearing financing receivables	90,966	91,765	-	-	91,765
Interest-bearing deposits (included within investments)	510	510	510	-	-
Financial Liabilities:
Deposits and other customer payables	$1,154,207	$1,154,207	$1,154,207	$-	$-
Senior debt	1,434,260	1,429,280	-	1,429,280	-

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables present, at December 31, 2018 and 2017, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	December 31, 2018
					Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments		% of Fair Value Not Redeemable	% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$299	$-		NA	NA	NA	NA	(a)	30-60 days
Funds of funds	23	-		NA	NA	NA	NA	(b)	>90 days
Other	567	-		NA	NA	NA	NA	(c)	<30-30 days
Debt funds	7	-		NA	NA	NA	NA	(d)	<30 days
Equity funds	34	-		NA	NA	NA	NA	(e)	<30-90 days
Private equity funds:
Equity growth	56,343	8,338	(f)	100%	14%	34%	52%	NA	NA
Total	$57,273	$8,338

(a)	monthly (100%)
(b)	quarterly (100%)
(c)	daily (6%) and monthly ( 94%)
(d)	daily (100%)
(e)	daily (25%), monthly (70%) and annually (5%)
(f)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $14,437 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Investment Capital Funding Commitments—At December 31, 2018, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $7,602. The investment period for EGCP III ended on October 12, 2016, after which point the Company’s obligation to fund capital contributions for new investments in EGCP III expired. The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.

8.	DERIVATIVES

The table below presents the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 15) on the accompanying consolidated statements of financial condition as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Derivative Assets:
Forward foreign currency exchange rate contracts	$1,543	$3,314
Total return swaps and other (a)	10,424	418
	$11,967	$3,732
Derivative Liabilities:
Forward foreign currency exchange rate contracts	$939	$4,846
Total return swaps and other (a)	1	11,270
LFI and other similar deferred compensation arrangements	188,022	182,301
	$188,962	$198,417

(a)

For total return swaps, amounts represent the netting of gross derivative assets and liabilities of $10,792 and $369 as of December 31, 2018, respectively, and $469 and $11,321 as of December 31, 2017, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets”, with receivables for net cash collateral under such contracts of $17,616 as of December 31, 2017.

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, were as follows:

	Year Ended December 31,
	2018	2017	2016
Forward foreign currency exchange rate contracts	$7,584	$(9,144)	$(2,253)
LFI and other similar deferred compensation arrangements	14,086	(23,526)	(3,318)
Total return swaps and other	8,813	(15,709)	(4,636)
Total	$30,483	$(48,379)	$(10,207)

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

9.	PROPERTY

At December 31, 2018 and 2017, property consisted of the following:

	Estimated
	Depreciable	December 31,
	Life in Years	2018	2017
Buildings	33	$145,034	$151,912
Leasehold improvements	3-20	188,956	173,102
Furniture and equipment	3-10	204,585	183,541
Construction in progress		14,141	14,573
Total		552,716	523,128
Less - Accumulated depreciation and amortization		339,770	317,827
Property		$212,946	$205,301

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at December 31, 2018 and 2017 are presented below:

	December 31,
	2018	2017
Goodwill	$371,561	$385,292
Other intangible assets (net of accumulated amortization)	3,757	6,072
	$375,318	$391,364

At December 31, 2018 and 2017, goodwill of $307,020 and $320,751, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Year Ended December 31,
	2018	2017	2016
Balance, January 1	$385,292	$373,117	$320,761
Business acquisitions	-	-	54,631
Foreign currency translation adjustments	(13,731)	12,175	(2,275)
Balance, December 31	$371,561	$385,292	$373,117

All changes in the carrying amount of goodwill for the years ended December 31, 2018, 2017 and 2016 are attributable to the Company’s Financial Advisory segment.

The Company evaluates goodwill for impairment annually or more frequently if circumstances indicate that impairment may have occurred. Pursuant to the Company’s goodwill impairment review for the years ended December 31, 2018, 2017 and 2016, the Company determined that no impairment existed.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The gross cost and accumulated amortization of other intangible assets as of December 31, 2018 and 2017, by major intangible asset category, are as follows:

	December 31, 2018			December 31, 2017
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/incentive fees	$35,232	$32,235	$2,997	$35,422	$29,723	$5,699
Management fees, customer relationships and non-compete agreements	34,474	33,714	760	33,749	33,376	373
	$69,706	$65,949	$3,757	$69,171	$63,099	$6,072

Amortization expense of intangible assets, included in “amortization and other acquisition-related (benefits) costs” in the consolidated statements of operations, for the years ended December 31, 2018, 2017 and 2016 was $3,035, $2,932 and $2,522, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense
2019	$1,720
2020	1,699
2021	150
2022	150
2023	38
Total amortization expense	$3,757

11.	OTHER ASSETS AND OTHER LIABILITIES

The following table sets forth the Company’s other assets, by type, as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Current income and other tax receivables	$35,439	$38,804
Prepaid compensation (see Note 15)	76,362	60,355
Other advances and prepayments	66,266	56,595
Other	80,567	72,390
Total	$258,634	$228,144

The following table sets forth the Company’s other liabilities, by type, as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Accrued expenses	$166,112	$155,551
Current income taxes and other taxes	130,261	123,548
Employee benefit-related liabilities	51,051	69,201
Deferred lease liabilities	84,449	85,028
Unclaimed funds at LFB	17,746	14,962
Deferred revenue (a)	80,995	45,390
Contingent consideration liability	10,009	28,941
Securities sold, not yet purchased	3,929	7,338
Other	32,434	43,629
Total	$576,986	$573,588

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

(a)

The change in deferred revenue during the year ended December 31, 2018 principally relates to additional carried interest received from private equity investments that is subject to clawback. The revenue recognized during the current year related to the deferred revenue balance as of the beginning of the year was not material to the consolidated financial statements.

12.	SENIOR DEBT

Senior debt is comprised of the following as of December 31, 2018 and 2017:

				Outstanding as of
	Initial		Annual	December 31, 2018			December 31, 2017
	Principal Amount	Maturity Date	Interest Rate(b)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2020 Senior Notes (a)	$500,000	11/14/20	4.25%	$250,000	$863	$249,137	$500,000	$2,647	$497,353
Lazard Group 2025 Senior Notes	400,000	2/13/25	3.75%	400,000	2,888	397,112	400,000	3,361	396,639
Lazard Group 2027 Senior Notes (a)	300,000	3/1/27	3.625%	300,000	3,215	296,785	300,000	3,609	296,391
Lazard Group 2028 Senior Notes (a)	500,000	9/19/28	4.50%	500,000	8,774	491,226	-	-	-
Total				$1,450,000	$15,740	$1,434,260	$1,200,000	$9,617	$1,190,383

(a)

In September 2018, Lazard Group completed an offering of $500,000 aggregate principal amount of 4.50% senior notes due 2028 (the “2028 Notes”). Interest on the 2028 Notes is payable semi-annually on March 19 and September 19 of each year, beginning March 19, 2019. Lazard Group used a portion of the net proceeds of the 2028 Notes to redeem or otherwise retire $250,000 aggregate principal amount of the 4.25% senior notes due 2020 (the “2020 Notes”), which, including the recognition of unamortized issuance costs, resulted in a loss on debt extinguishment of $6,523. Such loss on debt extinguishment was recorded in “operating expenses—other” on the consolidated statement of operations for the year ended December 31, 2018.

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

(b)

The effective interest rates of Lazard Group’s 2020 Notes, the 3.75% senior notes due February 13, 2025 (the “2025 Notes”), the 2027 Notes and the 2028 Notes are 4.43%, 3.87%, 3.76% and 4.68%, respectively.

On September 25, 2015, Lazard Group entered into an Amended and Restated Credit Agreement for a five-year $150,000 senior revolving credit facility with a group of lenders (the “Amended and Restated Credit Agreement”), which expires in September 2020. The Amended and Restated Credit Agreement amended and restated the previous credit agreement dated September 25, 2012. Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. At December 31, 2018 and 2017, no amounts were outstanding under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of December 31, 2018, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

Debt maturities relating to senior borrowings outstanding at December 31, 2018 for each of the five years in the period ending December 31, 2023 and thereafter are set forth in the table below.

Year Ending December 31,
2019	$-
2020	250,000
2021 - 2023	-
Thereafter	1,200,000
Total	$1,450,000

The Company’s senior debt at December 31, 2018 and 2017 is carried at historical amounts. See Note 7 for information regarding the fair value and fair value hierarchy category of the Company’s senior debt.

As of December 31, 2018, the Company had approximately $168,000 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement and unused lines of credit available to LFB of approximately $17,000.

13.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office space and equipment under non-cancelable lease agreements, which expire on various dates through 2033.

Operating lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. For the years ended December 31, 2018, 2017 and 2016, aggregate rental expense relating to operating leases amounted to $84,636, $84,632 and $76,704, respectively, and is included in “occupancy and equipment” or “technology and information services” on the consolidated statements of operations, depending on the nature of the underlying asset. The Company also subleases office space under agreements which expire on various dates through 2022. Sublease income from such agreements was $7,519, $7,659 and $7,858 for the years ended December 31, 2018, 2017 and 2016, respectively.

Capital lease obligations recorded under sale/leaseback transactions were paid in 2017.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

At December 31, 2018, minimum rental commitments under non-cancelable operating leases, net of sublease income, are approximately as follows:

Year Ending December 31,
2019	$86,839
2020	89,445
2021	83,701
2022	70,780
2023	59,973
Thereafter	488,612
Total minimum rental commitments	879,350
Less - sublease proceeds	26,941
Net rental commitments	$852,409

In August 2018, the Company entered into a lease agreement for additional office facilities, which are currently under construction, with delivery anticipated in the third quarter of 2019. Operating lease commitments in the table above include the impact of the new lease agreement.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At December 31, 2018, LFB had $4,991 of such indemnifications and held $4,947 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the consolidated statement of financial condition.

Business Acquisitions—For businesses acquired in 2016, the remaining consideration consists of (i) 40,524 shares of Class A common stock subject to non-compete provisions and employment conditions, and non-contingent interests exchangeable into 202,984 shares of Class A common stock, and (ii) up to 810,742 additional shares of Class A common stock that are subject to certain performance thresholds, as well as applicable related dividend equivalent amounts. During the year ended December 31, 2018, 20,293 of the contingent shares were earned.
Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, each of LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At December 31, 2018, LFB and LFNY had no such underwriting commitments.

See Notes 7 and 16 for information regarding commitments relating to investment capital funding commitments and obligations to fund our pension plans, respectively.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

14.	STOCKHOLDERS’ EQUITY

Share Repurchase Program—During the year ended December 31, 2018 and since 2015, the Board of Directors of Lazard authorized the repurchase of Class A common stock as set forth in the table below.

Date	Repurchase Authorization	Expiration
February 2015	$150,000	December 31, 2016
January 2016	$200,000	December 31, 2017
April 2016	$113,182	December 31, 2017
November 2016	$236,000	December 31, 2018
October 2017	$200,000	December 31, 2019
April 2018	$300,000	December 31, 2020
October 2018	$300,000	December 31, 2020

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

Years Ended December 31:	Number of Shares Purchased	Average Price Per Share
2016	8,551,271	$35.11
2017	6,956,097	$44.10
2018	12,206,652	$45.29

There were 17,574,805 and 10,747,142 shares of Class A common stock held by our subsidiaries at December 31, 2018 and 2017, respectively. Such shares of Class A common stock are reported, at cost, as “Class A common stock held by subsidiaries” on the accompanying consolidated statements of financial condition.

During 2018, 2017 and 2016, certain of our executive officers received Class A common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of Class A common stock from the executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the years ended December 31, 2018, 2017 and 2016, the Company purchased shares of Class A common stock from certain of our executive officers. The aggregate value of all such purchases in 2018, 2017 and 2016 was approximately $17,700, $14,700 and $4,900, respectively.

As of December 31, 2018, a total of $295,512 of share repurchase authorization remained available under the Company’s share repurchase program, all of which will expire on December 31, 2020.

In addition, on February 4, 2019, the Board of Directors of Lazard authorized the repurchase of up to $300,000 of additional shares of Class A common stock, which authorization will expire on December 31, 2020, bringing the total available share repurchase authorization as of February 4, 2019 to approximately $510,000.

During the year ended December 31, 2018, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A and Series B preferred stock. Series A and Series B preferred shares were issued in connection with certain prior year business acquisitions and were each non-participating securities convertible into Class A common stock, and had no voting or dividend rights. As of December 31, 2018, 2017 and 2016, no shares of Series A or Series B preferred stock were outstanding.

Accumulated Other Comprehensive Income (Loss), Net of Tax—The tables below reflect the balances of each component of AOCI at December 31, 2018, 2017 and 2016 and activity during the years then ended:

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2018	$(83,535)	$(148,984)	$(232,519)	$(1)	$(232,518)
Activity:
Other comprehensive loss before reclassifications	(46,602)	(5,434)	(52,036)	(1)	(52,035)
Adjustments for items reclassified to earnings, net of tax	-	10,735	10,735	-	10,735
Net other comprehensive income (loss)	(46,602)	5,301	(41,301)	(1)	(41,300)
Balance, December 31, 2018	$(130,137)	$(143,683)	$(273,820)	$(2)	$(273,818)

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2017	$(155,204)	$(159,020)	$(314,224)	$(2)	$(314,222)
Activity:
Other comprehensive income before reclassifications	71,669	2,085	73,754	1	73,753
Adjustments for items reclassified to earnings, net of tax	-	7,951	7,951	-	7,951
Net other comprehensive income	71,669	10,036	81,705	1	81,704
Balance, December 31, 2017	$(83,535)	$(148,984)	$(232,519)	$(1)	$(232,518)

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2016	$(97,284)	$(137,073)	$(234,357)	$(1)	$(234,356)
Activity:
Other comprehensive loss before reclassifications	(57,920)	(24,473)	(82,393)	(1)	(82,392)
Adjustments for items reclassified to earnings, net of tax	-	2,526	2,526	-	2,526
Net other comprehensive loss	(57,920)	(21,947)	(79,867)	(1)	(79,866)
Balance, December 31, 2016	$(155,204)	$(159,020)	$(314,224)	$(2)	$(314,222)

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Amortization relating to employee benefit plans (a)	$13,070	$10,171	$4,283
Less - related income taxes	2,335	2,220	1,757
Total reclassifications, net of tax	$10,735	$7,951	$2,526

(a)	Included in the computation of net periodic benefit cost (see Note 16). Such amounts are included in “operating expenses –other” on the consolidated statements of operations.

Noncontrolling Interests—Noncontrolling interests principally represent interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own.

The tables below summarize net income attributable to noncontrolling interests for the years ended December 31, 2018, 2017 and 2016 and noncontrolling interests as of December 31, 2018 and 2017, in the Company’s consolidated financial statements:

	Net Income Attributable to Noncontrolling Interests Year Ended December 31,
	2018	2017	2016
Edgewater	$5,320	$6,259	$5,992
Other	4	5	2
Total	$5,324	$6,264	$5,994

	Noncontrolling Interests as of December 31,
	2018	2017
Edgewater	$52,695	$58,568
Other	547	534
Total	$53,242	$59,102

Dividends Declared, February 4, 2019—On February 4, 2019, the Board of Directors of Lazard declared dividends totaling $0.94 per share, comprised of a quarterly dividend of $0.44 per share, and an extra cash dividend of $0.50 per share, on our Class A common stock.  The dividends are payable on March 1, 2019, to stockholders of record on February 15, 2019.

15.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2018 Plan, 2008 Plan and 2005 Equity Incentive Plan (the “2005 Plan”) and activity with respect thereto during the years ended December 31, 2018, 2017 and 2016 is presented below.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The 2008 Plan authorized the issuance of shares of Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, RSUs, PRSUs and other share-based awards. Under the 2008 Plan, the maximum number of shares available was based on a formula that limited the aggregate number of shares that could, at any time, be subject to awards that were considered “outstanding” under the 2008 Plan to 30% of the then-outstanding shares of Class A common stock. The 2008 Plan was terminated on April 24, 2018, and no additional awards have been or will be granted under the 2008 Plan after its termination, although outstanding awards granted under the 2008 Plan before its termination continue to be subject to its terms.

The 2005 Plan authorized the issuance of up to 25,000,000 shares of Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, RSUs and other share-based awards. The 2005 Plan expired in the second quarter of 2015, although outstanding deferred stock unit (“DSU”) awards granted under the 2005 Plan before its expiration continue to be subject to its terms.

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs and restricted stock awards) and “professional services” expense (with respect to DSUs) within the Company’s accompanying consolidated statements of operations:

	Year Ended December 31,
	2018	2017	2016
Share-based incentive awards:
RSUs	$193,924	$190,821	$171,188
PRSUs	34,114	40,767	43,018
Restricted Stock	37,261	39,369	45,536
DSUs	2,274	2,008	1,720
Total	$267,573	$272,965	$261,462

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

RSUs generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any dividends paid on Class A common stock during

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

such period. During the years ended December 31, 2018, 2017 and 2016, issuances of RSUs pertaining to such dividend participation rights and respective charges to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”), consisted of the following:

	Year Ended December 31,
	2018	2017	2016
Number of RSUs issued	888,472	985,584	1,085,354
Charges to retained earnings, net of estimated forfeitures	$44,255	$41,746	$37,284

Non-executive members of the Board of Directors (“Non-Executive Directors”) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 30,463, 31,280 and 38,771 DSUs granted during the years ended December 31, 2018, 2017 and 2016, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of Class A common stock at the time of cessation of service to the Board of Directors and, for purposes of calculating diluted net income per share, are included in the diluted weighted average shares of Class A common stock outstanding using the “treasury stock” method. DSUs include a cash dividend participation right equivalent to dividends paid on Class A common stock.

The Company’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date immediately preceding the date of the grant. During the years ended December 31, 2018, 2017 and 2016, 14,661, 13,882 and 10,043 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs during the three-year period ended December 31, 2018:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2016	9,599,658	$44.06	312,670	$35.98
Granted (including 1,085,354 RSUs relating to dividend participation)	6,878,306	$34.86	48,814	$35.23
Forfeited	(239,432)	$39.53	-	-
Settled	(4,540,394)	$39.16	(84,759)	$35.30
Balance, December 31, 2016	11,698,138	$40.65	276,725	$36.05
Granted (including 985,584 RSUs relating to dividend participation)	5,437,591	$43.03	45,162	$44.46
Forfeited	(217,720)	$40.20	-	-
Settled	(3,998,163)	$45.26	(43,465)	$35.77
Balance, December 31, 2017	12,919,846	$40.23	278,422	$37.46
Granted (including 888,472 RSUs relating to dividend participation)	4,245,554	$53.44	45,124	$50.40
Forfeited	(144,655)	$44.98	-	-
Settled	(5,658,439)	$42.89	-	$-
Balance, December 31, 2018	11,362,306	$43.78	323,546	$39.27

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

In connection with RSUs that settled during the years ended December 31, 2018, 2017 and 2016, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,651,129, 1,290,601 and 1,421,396 shares of Class A common stock during such respective years. Accordingly, 4,007,310, 2,707,562 and 3,118,998 shares of Class A common stock held by the Company were delivered during the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, estimated unrecognized RSU compensation expense was approximately $129,837, with such expense expected to be recognized over a weighted average period of approximately 0.8 years subsequent to December 31, 2018.

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the three-year period ended December 31, 2018:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2016	713,738	$47.12
Granted	1,795,258	$36.76
Forfeited	(34,051)	$40.48
Settled	(819,872)	$37.16
Balance, December 31, 2016	1,655,073	$40.95
Granted	841,355	$42.58
Forfeited	(66,592)	$40.80
Settled	(491,676)	$45.35
Balance, December 31, 2017	1,938,160	$40.54
Granted	529,987	$54.45
Forfeited	(35,968)	$45.99
Settled	(891,121)	$44.06
Balance, December 31, 2018	1,541,058	$43.16

In connection with shares of restricted Class A common stock that settled during the years ended December 31, 2018, 2017 and 2016, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 300,272, 150,470 and 141,026 shares of Class A common stock during such respective years. Accordingly, 590,849,  341,206 and 678,846 shares of Class A common stock held by the Company were delivered during the years ended December 31, 2018, 2017 and 2016, respectively.

The restricted stock awards include a cash dividend participation right equivalent to dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At December 31, 2018, estimated unrecognized restricted stock expense was approximately $17,849, with such expense to be recognized over a weighted average period of approximately 0.7 years subsequent to December 31, 2018.

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

The following is a summary of activity relating to PRSUs during the three-year period ended December 31, 2018:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2016	1,019,038	$44.49
Granted (a)	627,956	$32.91
Performance units earned (b)	360,783	$41.20
Settled	(417,021)	$38.43
Balance, December 31, 2016	1,590,756	$40.76
Granted (a)	458,113	$43.76
Performance units earned (b)	368,389	$47.74
Settled	(825,565)	$42.27
Balance, December 31, 2017	1,591,693	$42.46
Granted (a)	399,869	$56.80
Performance units earned (b)	627,956	$27.56
Settled	(847,723)	$46.13
Balance, December 31, 2018	1,771,795	$38.66

(a)	Represents PRSU awards granted during the relevant year at the target payout level.
(b)	Represents shares of Class A common stock earned during the fiscal year under the performance criteria of previously-granted PRSU awards in excess of the target payout level of such awards.

In connection with certain PRSUs that settled during the years ended December 31, 2018, 2017 and 2016, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 91,962, 127,530 and 64,169 shares of Class A common stock during such respective years. Accordingly, 755,761, 698,035 and 352,852  shares of Class A common stock held by the Company were delivered during the years ended December 31, 2018, 2017 and 2016, respectively.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of December 31, 2018, the total estimated unrecognized compensation expense was approximately $6,498, and the Company expects to amortize such expense over a weighted-average period of approximately 0.9 years subsequent to December 31, 2018.

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

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the years ended December 31, 2018 and 2017:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2018	$60,355	$182,301
Granted	104,740	104,740
Settled	-	(86,318)
Forfeited	(1,391)	(2,682)
Amortization	(85,679)	-
Change in fair value related to:
Decrease in fair value of underlying investments	-	(14,086)
Adjustment for estimated forfeitures	-	5,842
Other	(1,663)	(1,775)
Balance, December 31, 2018	$76,362	$188,022

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2017	$49,650	$170,388
Granted	77,580	77,580
Settled	-	(96,025)
Forfeited	(992)	(1,819)
Amortization	(67,575)	-
Change in fair value related to:
Increase in fair value of underlying investments	-	23,526
Adjustment for estimated forfeitures	-	6,634
Other	1,692	2,017
Balance, December 31, 2017	$60,355	$182,301

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 0.9 years subsequent to December 31, 2018.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016:

	Year Ended Ended December 31,
	2018	2017	2016
Amortization, net of forfeitures	$90,230	$73,382	$75,573
Change in the fair value of underlying investments	(14,086)	23,526	3,318
Total	$76,144	$96,908	$78,891

Incentive Awards Granted In February 2019

On February 4, 2019, the Company, including Lazard Group, amended and restated the Operating Agreement of Lazard Group in order to establish a new long-term incentive compensation program consisting of profits interest participation rights (“PIPRs”), which are equity incentive awards that, subject to certain conditions, may be exchanged for shares of the Company’s Class A common stock pursuant to the 2018 Plan.

In February 2019, the Company granted approximately $378,000 of deferred incentive compensation awards to eligible employees. These grants included: RSUs or shares of restricted Class A common stock; PIPRs, including PIPRs that are subject to additional performance conditions; LFI awards; deferred cash awards; and a portion of certain fund managers’ year-end incentive compensation that is reinvested in certain funds managed by the Company’s Asset Management business.

The RSUs, restricted Class A common stock and LFI granted generally provide for one-third vesting on the second anniversary of the grant date and the remaining two-thirds vesting on the third anniversary of the grant date, so long as applicable conditions have been satisfied. The PIPRs granted generally provide for vesting on the third anniversary of the grant date, so long as applicable conditions have been satisfied. Compensation expense with respect to such incentive awards will generally be recognized over the applicable service period.

16.	EMPLOYEE BENEFIT PLANS

The Company provides retirement and other post-retirement benefits to certain of its employees through defined benefit pension plans (the “pension plans”) and, until December 2016, in the U.S., a partially funded contributory medical post-retirement plan covering certain qualifying U.S. employees. The Company also offers defined contribution plans to its employees. The pension plans generally provide benefits to participants based on average levels of compensation. Expenses related to the Company’s employee benefit plans are included in “compensation and benefits” expense for the service cost component, and “operating expenses-other” for the other components of benefit costs on the consolidated statements of operations (See Note 3).

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

The Company does not expect to make a contribution to the U.S. pension plan during the year ending December 31, 2019. The Company expects to contribute approximately $4,000 to the other non-U.S. pension plans during the year ending December 31, 2019.

The following table summarizes the changes in the benefit obligations, the fair value of the assets, the funded status and amounts recognized in the consolidated statements of financial condition for the post-retirement plans. The Company uses December 31 as the measurement date for its post-retirement plans.

	Pension Plans
	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$763,831	$718,821
Service cost	884	1,413
Interest cost	15,569	16,240
Amendments	3,196	-
Actuarial (gain) loss	(27,623)	2,702
Benefits paid	(64,747)	(44,589)
Foreign currency translation and other adjustments	(36,095)	69,244
Benefit obligation at end of year	655,015	763,831
Change in plan assets
Fair value of plan assets at beginning of year	728,281	646,119
Actual return on plan assets	(10,608)	43,624
Employer contributions	22,153	16,844
Benefits paid	(62,056)	(42,022)
Foreign currency translation and other adjustments	(34,933)	63,716
Fair value of plan assets at end of year	642,837	728,281
Funded (deficit) at end of year	$(12,178)	$(35,550)
Amounts recognized in the consolidated statements of financial condition at December 31, 2018 and 2017 consist of:
Prepaid pension asset (included in “other assets”)	$19,573	$16,189
Accrued benefit liability (included in “other liabilities”)	(31,751)	(51,739)
Net amount recognized	$(12,178)	$(35,550)
Amounts recognized in AOCI (excluding tax benefits of $33,231 and $35,154 at December 31, 2018 and 2017, respectively) consist of:
Actuarial net loss (gain)	$173,732	$184,135
Prior service cost (credit)	3,178	-
Net amount recognized	$176,910	$184,135

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the fair value of plan assets, the accumulated benefit obligation and the projected benefit obligation at December 31, 2018 and 2017:

	U.S. Pension Plans		Non-U.S. Pension Plans		Total
	As Of December 31,		As Of December 31,		As Of December 31,
	2018	2017	2018	2017	2018	2017
Fair value of plan assets	$20,813	$24,644	$622,024	$703,637	$642,837	$728,281
Accumulated benefit obligation	$28,869	$35,376	$626,146	$728,455	$655,015	$763,831
Projected benefit obligation	$28,869	$35,376	$626,146	$728,455	$655,015	$763,831

The following table summarizes the components of net periodic benefit cost (credit), the return on the Company’s post-retirement plan assets, benefits paid, contributions and other amounts recognized in AOCI for the years ended December 31, 2018, 2017 and 2016:

	Pension Plans			Medical Plan
	For The Year Ended			For The Year Ended
	December 31,			December 31,
	2018	2017	2016	2018	2017	2016
Components of Net Periodic Benefit Cost (Credit):
Service cost	$884	$1,413	$1,235	$-	$-	$11
Interest cost	15,569	16,240	19,871	-	-	167
Expected return on plan assets	(29,622)	(25,300)	(27,337)	-	-	-
Amortization of:
Prior service cost	18	30	2,369	-	-	-
Net actuarial loss (gain)	11,840	10,141	3,888	-	-	(185)
Settlement loss (gain)	1,212	807	-	-	-	(1,788)
Net periodic benefit cost (credit)	$(99)	$3,331	$26	$-	$-	$(1,795)

Actual return on plan assets	$(10,608)	$43,624	$119,287
Employer contributions	$22,153	$16,844	$11,343	$-	$-	$3,289
Benefits paid	$62,056	$42,022	$29,384	$-	$-	$3,289

Other changes in plan assets and benefit

   obligations recognized in AOCI (excluding

   tax expense (benefit) of $1,923, $(1,287)

   and $(3,448) during the years ended

   December 31, 2018, 2017 and 2016,

   respectively):

Net actuarial (gain) loss	$11,073	$(17,357)	$51,626	$-	$-	$(1,638)
Prior service cost (credit)	3,196	-	-	-	-	-
Reclassification of prior service (cost) credit to earnings	(18)	(30)	(2,369)	-	-	-
Reclassification of actuarial gain (loss) to earnings	(13,052)	(10,141)	(3,888)	-	-	1,973
Currency translation and other adjustments	(8,424)	18,778	(20,309)	-	-	-
Total recognized in AOCI	$(7,225)	$(8,750)	$25,060	$-	$-	$335
Net amount recognized in total periodic benefit cost and AOCI	$(7,324)	$(5,419)	$25,086	$-	$-	$(1,460)

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The amounts in AOCI on the consolidated statement of financial condition as of December 31, 2018 that are expected to be recognized as components of net periodic benefit cost (credit) for the year ending December 31, 2019 are as follows:

Pension Plans
Net actuarial loss	$5,031
Prior service cost	$110

The assumptions used to develop actuarial present value of the projected benefit obligation and net periodic pension cost as of or for the years ended December 31, 2018, 2017 and 2016 are set forth below:

	Pension Plans			Medical Plan
	December 31,			December 31,
	2018	2017	2016	2018	2017	2016
Weighted average assumptions used to determine benefit obligations:
Discount rate	2.6%	2.3%	2.5%	-	-	-
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	2.4%	2.2%	1.9%	-	-	3.9%
Expected long-term rate of return on plan assets	4.4%	3.8%	4.6%	-	-	-
Healthcare cost trend rates used to determine net periodic benefit cost:
Initial	-	-	-	-	-	6.5%
Ultimate	-	-	-	-	-	5.0%
Year ultimate trend rate achieved	-	-	-	-	-	2019

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

Pension
Plans
2019	$24,782
2020	24,570
2021	27,051
2022	28,053
2023	28,787
2024-2028	152,854

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Plan Assets—The following tables present the categorization of our pension plans’ assets as of December 31, 2018 and 2017, measured at fair value, into a fair value hierarchy and investments measured at NAV or its equivalent as a practical expedient in accordance with fair value measurement disclosure requirements:

	As of December 31, 2018
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Cash	$6,619	$-	$-	$-	$6,619
Debt	81,533	-	-	-	81,533
Equities	27,585	-	-	-	27,585
Funds:
Alternative investments	-	-	-	29,975	29,975
Debt	10,593	-	-	322,739	333,332
Equity	151,199	5,572	-	6,031	162,802
Derivative	-	991	-	-	991
Total	$277,529	$6,563	$-	$358,745	$642,837

	As of December 31, 2017
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Cash	$11,544	$-	$-	$-	$11,544
Debt	73,728	-	-	-	73,728
Equities	36,854	-	-	-	36,854
Funds:
Alternative investments	-	-	-	25,938	25,938
Debt	11,002	-	-	363,915	374,917
Equity	192,875	3,746	-	8,015	204,636
Derivative	-	664	-	-	664
Total	$326,003	$4,410	$-	$397,868	$728,281

(a)

Represents certain investments measured at NAV or its equivalent as a practical expedient in determining fair value. In accordance with current accounting guidance, these investments have not been classified in the fair value hierarchy.

Included in equity funds are $87,129 and $102,455 as of December 31, 2018 and 2017, respectively, that are invested in funds managed by the Company.

Consistent with the plans’ investment strategies, at December 31, 2018 and 2017, the Company’s U.S. pension plan had 49% and 55%, respectively, of the plans’ assets invested in equity funds in Level 1 and measured at NAV or its equivalent as a practical expedient and 51% and 45%, respectively, invested in Level 1 debt funds. The Company’s non-U.S. pension plans at December 31, 2018 and 2017 had 29% and 32%, respectively, of the plans’ assets invested in equities and equity funds that are primarily Level 1 assets; 65% and 62%, respectively, of the plans’ assets invested in debt and debt funds that are Level 1 assets or measured at NAV or its equivalent as a practical expedient, and 6% and 6%, respectively, of the plans’ assets invested in cash, which is a Level 1 asset, or in alternative investment funds that are primarily measured at NAV.

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

Defined Contribution Plans—Pursuant to certain matching contributions, the Company contributes to employer sponsored defined contribution plans. Such contributions amounted to $15,872, $15,065 and $14,454 for the years ended December 31, 2018, 2017 and 2016, respectively, which are included in “compensation and benefits” expense on the consolidated statements of operations.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act significantly revised the U.S. corporate income tax system by, among other changes, lowering the corporate income tax rate from 35% to 21%, implementing a partial territorial tax system and imposing a one-time repatriation tax on the deemed repatriated earnings of foreign subsidiaries. The Tax Act also included several provisions that limited the benefit of the tax rate reduction, such as restricting the deductibility of interest expense and other corporate business expenses. The Tax Act further included anti-base erosion provisions such as the base erosion and anti-abuse tax and tax on global intangible low-taxed income.

As a result of the reduction of the U.S. federal corporate tax rate to 21%, the Company was required to remeasure its deferred tax assets and liabilities at the new federal income tax rate of 21% based on the balances that existed on the date of the enactment of the Tax Act. The lower corporate tax rate resulted in a reduction of our net deferred tax assets by approximately $420,000 in the year ended December 31, 2017. See also Note 19 for the impact of the Tax Act on the tax receivable agreement obligation.

The Tax Act also required companies to pay a one-time repatriation tax on previously unremitted earnings of certain non-U.S. corporate subsidiaries. Most of the Company’s operations outside the U.S. are conducted in “pass-through” entities for U.S. income tax purposes, and, as a result, the deemed repatriation transition tax did not apply to these pass-through entities or their earnings. The Company instead provides for U.S. income taxes on a current basis for those earnings. The Company also conducts operations outside the U.S. through foreign corporate subsidiaries, and the Company recorded a provisional amount of deferred tax expense in the year ended December 31, 2017 related to the one-time repatriation tax on the foreign earnings of those corporate subsidiaries.

In accordance with the guidance provided by Staff Accounting Bulletin No. 118, the Company recognized the provisional tax impact related to the one-time deemed repatriation tax on certain foreign earnings and the remeasurement of our deferred tax assets in the year ended December 31, 2017. In 2018, we finalized our analysis of the provisional items, including the one-time repatriation tax, and adjustments to previously recorded provisional amounts related to the Tax Act were not material to the Company’s consolidated financial statements.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

On January 1, 2017, the Company adopted new accounting guidance on share-based incentive compensation. As a result of the adoption of this new guidance, the Company recognized excess tax benefits of approximately $33,000 and $9,000 from the vesting of share-based incentive compensation in the provision for income taxes in the consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively. The Company also recorded deferred tax assets of $81,544, net of a valuation allowance of $12,090, as of January 1, 2017, for previously unrecognized excess tax benefits (including tax benefits from dividends or dividend equivalents) on share-based incentive compensation, with an offsetting adjustment to retained earnings.

The components of the Company’s provision for income taxes for the years ended December 31, 2018, 2017 and 2016, and a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rates for such years, are shown below.

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$2,507	$349	$1,766
Foreign	95,279	64,119	54,253
State and local	5,145	(32)	4,090
Total current	102,931	64,436	60,109
Deferred:
Federal	49,604	480,085	50,602
Foreign	(12,632)	12,928	1,354
State and local	8,414	8,150	11,704
Total deferred	45,386	501,163	63,660
Total	$148,317	$565,599	$123,769

	Year Ended December 31,
	2018	2017	2016
U.S. federal statutory income tax rate	21.0%	35.0%	35.0%
U.S. tax reform	1.0	43.4	-
Foreign source income not subject to U.S. income tax	(2.2)	(4.2)	(9.3)
Change in U.S. federal valuation allowance	2.1	(3.4)	(3.6)
Share-based incentive compensation	(5.0)	(4.0)	-
Foreign taxes	5.7	1.8	0.5
Foreign tax credits	(4.3)	(2.0)	(0.6)
State and local taxes	2.0	2.4	3.0
Income of non-controlling interests	(0.1)	(0.3)	(0.3)
Other	1.6	(0.2)	(0.8)
Effective income tax rate	21.8%	68.5%	23.9%

See Note 21 regarding “operating income (loss)” by geographic region.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
Deferred Tax Assets:
Basis adjustments (a)	$288,764	$339,133
Compensation and benefits	159,799	175,456
Net operating loss and tax credit carryforwards	249,509	239,959
Depreciation and amortization	1,764	1,537
Other	35,801	34,615
Gross deferred tax assets	735,637	790,700
Valuation allowance	(73,114)	(61,456)
Deferred tax assets (net of valuation allowance)	662,523	729,244
Deferred Tax Liabilities:
Depreciation and amortization	14,550	17,257
Compensation and benefits	9,816	23,251
Goodwill	26,124	21,749
Other	19,828	26,134
Deferred tax liabilities	70,318	88,391
Net deferred tax assets	$592,205	$640,853

(a)

The basis adjustments recorded as of December 31, 2018 and 2017 are primarily the result of additional basis from acquisitions of interests, including the impact of the tax receivable agreement obligation.

The historical profitability of each tax paying entity is an important factor in determining whether to record a valuation allowance and when to release any such allowance. Certain of our tax-paying entities have individually experienced losses on a cumulative three year basis or have tax attributes that may expire unused. In addition, one of our tax paying entities has recorded a valuation allowance on substantially all of its deferred tax assets due to the combined effect of operating losses in certain subsidiaries of that entity as well as foreign taxes that together substantially offset any U.S. tax liability. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets held by these entities will be realized. Consequently, we have recorded valuation allowances on $73,114 and $61,456 of deferred tax assets held by these entities as of December 31, 2018 and 2017, respectively.

Changes in the deferred tax assets valuation allowance for the years ended December 31, 2018, 2017 and 2016 was as follows:

	Year Ended December 31,
	2018	2017	2016
Beginning Balance	$61,456	$69,593	$89,251
Charged (credited) to provision for income taxes	14,156	(23,670)	(15,981)
Charged (credited) to other comprehensive income and other (a)	(2,498)	15,533	(3,677)
Ending Balance	$73,114	$61,456	$69,593

(a)

In accordance with the accounting guidance described above, 2017 includes recognition of previously unrecognized excess tax benefits offset by a valuation allowance of $12,090 recorded to retained earnings. 2016 includes acquisition-related deferred tax assets offset by a valuation allowance in the amount of $2,271.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The Company had net operating loss and tax credit carryforwards for which related deferred tax assets of $249,509 were recorded at December 31, 2018 primarily relating to:

(i)	indefinite-lived carryforwards (subject to various limitations) of approximately $32,000 in Australia, Germany, Hong Kong, Singapore, Spain, the U.K. and the U.S.; and
(ii)	certain carryforwards of approximately $171,000 in the U.S., which begin expiring in 2029.

 With few exceptions, the Company is no longer subject to income tax examination by foreign tax authorities and by U.S. federal, state and local tax authorities for years prior to 2014. While we are under examination in various tax jurisdictions with respect to certain open years, the Company does not expect that the result of any final determination related to these examinations will have a material impact on its financial statements. Developments with respect to such examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.

A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
	2018	2017	2016
Balance, January 1 (excluding interest and penalties of $15,136, $15,392 and $13,083, respectively)	$78,674	$78,396	$77,280
Increases in gross unrecognized tax benefits relating to tax positions taken during:
Prior years	653	1,598	5,891
Current year	17,961	19,823	18,438
Decreases in gross unrecognized tax benefits relating to:
Tax positions taken during prior years	(699)	(2,961)	(5,316)
Settlements with tax authorities	(1,218)	-	(1,706)
Lapse of the applicable statute of limitations	(17,482)	(18,182)	(16,191)
Balance, December 31 (excluding interest and penalties of $15,901, $15,136 and $15,392, respectively)	$77,889	$78,674	$78,396

Additional information with respect to unrecognized tax benefits is as follows:

	Year Ended December 31,
	2018	2017	2016
Unrecognized tax benefits at the end of the year that, if recognized, would favorably affect the effective tax rate (includes interest and penalties of $15,901, $15,136 and $15,392, respectively)	$78,693	$78,841	$81,564
Unrecognized tax benefits that, if recognized, would not affect the effective tax rate	$15,097	$14,969	$12,224
Interest and penalties recognized in current income tax expense (after giving effect to the reversal of interest and penalties of $4,889, $6,185 and $3,143, respectively)	$765	$(256)	$2,309

The Company anticipates that it is reasonably possible that approximately $13,000 of unrecognized tax benefits, including interest and penalties recorded at December 31, 2018, may be recognized within 12 months as a result of the lapse of the statute of limitations in various tax jurisdictions.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

18.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

The Company’s basic and diluted net income per share calculations for the years ended December 31, 2018, 2017 and 2016 are computed as described below.

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

The calculations of the Company’s basic and diluted net income per share and weighted average shares outstanding for the years ended December 31, 2018, 2017 and 2016 are presented below:

	Year Ended December 31,
	2018	2017	2016
Net income attributable to Lazard Ltd - basic	$527,125	$253,583	$387,698
Net income attributable to Lazard Ltd - diluted	$527,125	$253,583	$387,698
Weighted average number of shares of Class A common stock outstanding	118,753,778	121,309,174	124,635,160
Add - adjustment for shares of Class A common stock issuable on a non-contingent basis	252,753	264,268	135,241
Weighted average number of shares of Class A common stock outstanding - basic	119,006,531	121,573,442	124,770,401
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of Class A common stock issuable from share-based incentive compensation	10,761,061	10,906,286	7,863,229
Weighted average number of shares of Class A common stock outstanding - diluted	129,767,592	132,479,728	132,633,630
Net income attributable to Lazard Ltd per share of Class A common stock:
Basic	$4.43	$2.09	$3.11
Diluted	$4.06	$1.91	$2.92

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

19.	RELATED PARTIES

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Investment advisory fees relating to such services were $654,561, $649,089 and $516,667 for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in “asset management fees” on the consolidated statements of operations. Of such amounts, $59,304 and $69,107 remained as receivables at December 31, 2018 and 2017, respectively, and are included in “fees receivable” on the consolidated statements of financial condition.

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

For the years ended December 31, 2018 and 2017, the Company recorded a “benefit pursuant to tax receivable agreement” on the consolidated statements of operations of $6,495 and $202,546, respectively. As described in Note 17, the Tax Act reduced the U.S. corporate tax rate from 35% to 21% which required the Company to remeasure the tax receivable agreement obligation. Pursuant to the change in the U.S. corporate tax rate, in 2017, the Company reduced the tax receivable agreement obligation by $202,546. The cumulative liability relating to our obligations under the Amended and Restated Tax Receivable Agreement as of December 31, 2018 and 2017 was $270,640 and $310,275, respectively, and is recorded in “tax receivable agreement obligation” on the consolidated statements of financial condition. The balance at December 31, 2018 reflects a payment made under the Amended and Restated Tax Receivable Agreement in the year ended December 31, 2018 of $33,140.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Other

In the fourth quarter of 2018, the Company established a not-for-profit entity, the Lazard Foundation (the “Foundation”), with the objective of donating funds to qualifying charities.  In November 2018, the Company made an unconditional commitment of $10,000 to the Foundation.  The Company agreed to fund the unconditional commitment by December 31, 2028.  Certain executive officers of the Company will serve as members, directors and officers of the Foundation.  In accordance with U.S. GAAP, the Foundation is not consolidated in the accompanying financial statements.

See Note 14 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.

20.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At December 31, 2018, LFNY’s regulatory net capital was $174,732, which exceeded the minimum requirement by $171,679. LFNY’s aggregate indebtedness to net capital ratio was 0.26:1 as of December 31, 2018.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At December 31, 2018, the aggregate regulatory net capital of the U.K. Subsidiaries was $162,350, which exceeded the minimum requirement by $142,542.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB.  LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management.  The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At December 31, 2018, the consolidated regulatory net capital of CFLF was $136,110, which exceeded the minimum requirement set for regulatory capital levels by $81,336. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At December 31, 2018, the regulatory net capital of the combined European regulated group was $157,783, which exceeded the minimum requirement set for regulatory capital levels by $56,330. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At December 31, 2018, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $149,252, which exceeded the minimum required capital by $121,863.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

At December 31, 2018, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the years ended December 31, 2018, 2017 and 2016 is prepared using the following methodology:

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

For the years ended December 31, 2018, 2017 and 2016, no individual client constituted more than 10% of the net revenue of any of the Company’s business segments.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		As of or for the Year Ended December 31,
		2018	2017	2016
Financial Advisory	Net Revenue	$1,555,526	$1,387,682	$1,301,044
	Operating Expenses (a)	1,198,807	1,143,586	1,017,055
	Operating Income	$356,719	$244,096	$283,989
	Total Assets	$859,306	$843,142	$907,035
Asset Management	Net Revenue	$1,331,801	$1,255,820	$1,051,316
	Operating Expenses (a)	912,110	810,870	769,737
	Operating Income	$419,691	$444,950	$281,579
	Total Assets	$728,220	$756,398	$645,653
Corporate	Net Revenue	$(60,975)	$809	$(18,989)
	Operating Expenses (a)/(b)	34,669	(135,591)	29,118
	Operating Income (Loss)	$(95,644)	$136,400	$(48,107)
	Total Assets	$3,409,715	$3,329,137	$3,003,820
Total	Net Revenue	$2,826,352	$2,644,311	$2,333,371
	Operating Expenses (a)	2,145,586	1,818,865	1,815,910
	Operating Income	$680,766	$825,446	$517,461
	Total Assets	$4,997,241	$4,928,677	$4,556,508

(a)	Operating expenses include depreciation and amortization of property as set forth in table below.

	Year Ended December 31,
	2018	2017	2016
Financial Advisory	$7,720	$6,596	$5,661
Asset Management	3,253	2,830	3,666
Corporate	23,130	22,072	23,937
Total	$34,103	$31,498	$33,264

(b)

Operating expenses include a benefit of $6,495 and $202,546 for the years ended December 31, 2018 and 2017, respectively, recorded for the benefit pursuant to the tax receivable agreement. See Note 19 for information regarding the tax receivable agreement obligation.

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

	As of or for the Year Ended December 31,
	2018	2017	2016
Net Revenue:
Americas	$1,615,736	$1,558,070	$1,399,285
EMEA	1,022,994	903,525	795,932
Asia Pacific	187,622	182,716	138,154
Total	$2,826,352	$2,644,311	$2,333,371
Operating Income:
Americas (a)	$434,111	$596,044	$335,887
EMEA	206,578	193,781	168,745
Asia Pacific	40,077	35,621	12,829
Total	$680,766	$825,446	$517,461
Identifiable Assets:
Americas	$2,557,904	$2,600,412	$3,015,267
EMEA	2,150,597	2,039,385	1,286,149
Asia Pacific	288,740	288,880	255,092
Total	$4,997,241	$4,928,677	$4,556,508

(a)

Operating income includes a benefit of $6,495 and $202,546 for the years ended December 31, 2018 and 2017, respectively, recorded for the benefit pursuant to the tax receivable agreement. See Note 19 for information regarding the tax receivable agreement obligation.

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY RESULTS (UNAUDITED)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2018 and 2017. These quarterly results were prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	2018 Fiscal Quarter
	First	Second	Third	Fourth	Year
	(dollars in thousands, except per share data)
Net revenue	$754,698	$757,938	$626,481	$687,235	$2,826,352
Operating expenses	568,870	557,998	487,800	530,918	2,145,586
Operating income	$185,828	$199,940	$138,681	$156,317	$680,766
Net income	$161,661	$148,379	$108,725	$113,684	$532,449
Less - net income attributable to noncontrolling interests	1,969	1,416	1,651	288	5,324
Net income attributable to Lazard Ltd	$159,692	$146,963	$107,074	$113,396	$527,125
Attributable to Lazard Ltd Class A common stockholders:
Net income per share of common stock:
Basic	$1.33	$1.22	$0.90	$0.97	$4.43
Diluted	$1.21	$1.13	$0.82	$0.89	$4.06
Dividends declared per share of common stock	$1.71	$0.44	$0.44	$0.44	$3.03

	2017 Fiscal Quarter
	First	Second	Third	Fourth	Year
	(dollars in thousands, except per share data)
Net revenue	$623,464	$717,180	$624,859	$678,808	$2,644,311
Operating expenses	473,267	544,679	480,647	320,272	1,818,865
Operating income	$150,197	$172,501	$144,212	$358,536	$825,446
Net income (loss)	$110,430	$120,901	$111,470	$(82,954)	$259,847
Less - net income attributable to noncontrolling interests	2,877	523	2,260	604	6,264
Net income (loss) attributable to Lazard Ltd	$107,553	$120,378	$109,210	$(83,558)	$253,583
Attributable to Lazard Ltd Class A common stockholders:
Net income per share of common stock:
Basic	$0.88	$0.98	$0.90	$(0.70)	$2.09
Diluted	$0.81	$0.91	$0.82	$(0.70)	$1.91
Dividends declared per share of common stock	$1.58	$0.41	$0.41	$0.41	$2.81

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures

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

Information regarding members of the Board of Directors, including its audit committee and audit committee financial expert, as well as information regarding our Code of Business Conduct and Ethics that applies to our Chief Executive Officer and senior financial officers, will be presented in Lazard Ltd’s definitive proxy statement for its 2019 annual general meeting of shareholders, which will be held in April 2019, and is incorporated herein by reference. Information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant”.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting and Compliance” in Lazard Ltd’s definitive proxy statement for its 2019 annual general meeting of shareholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding executive officer and director compensation will be presented in Lazard Ltd’s definitive proxy statement for its 2019 annual general meeting of shareholders, which will be held in April 2019, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related shareholder matters will be presented in Lazard Ltd’s definitive proxy statement for its 2019 annual general meeting of shareholders, which will be held in April 2019, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 regarding securities issued under our 2018 Incentive Compensation Plan, 2008 Incentive Compensation Plan and 2005 Equity Incentive Plan.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	2018 Incentive Compensation Plan(1)	115,092			(5)	29,874,262
Equity compensation plans approved by security holders	2008 Incentive Compensation Plan(2)	14,858,011	(4)		(5)	-
Equity compensation plans not approved by security holders	2005 Equity Incentive Plan(3)	25,602	(4)		(5)	-	(6)
Total		14,998,705	(4)			29,874,262

(1)

Our 2018 Incentive Compensation Plan was approved by the stockholders of Lazard Ltd on April 24, 2018 and replaced the 2008 Incentive Compensation Plan, which was terminated on April 24, 2018. The 2018 Plan authorizes the issuance of up to 30 million shares of Class A common stock.

(2)

Our 2008 Incentive Compensation Plan was approved by the stockholders of Lazard Ltd on May 6, 2008. The 2008 Incentive Compensation Plan was terminated on April 24, 2018, although awards granted under the 2008 Incentive Compensation Plan remain outstanding and continue to be subject to its terms.

(3)

Our 2005 Equity Incentive Plan was established prior to our equity public offering in May 2005 and, as a result, did not require approval by security holders. The 2005 Equity Incentive Plan expired in the second quarter of 2015, although awards granted under the 2005 Equity Incentive Plan remain outstanding and continue to be subject to its terms.

(4)

Represents outstanding stock unit awards, after giving effect to forfeitures, as of December 31, 2018. As of that date, the only grants made under the 2018 Incentive Compensation Plan, 2008 Incentive Compensation Plan and 2005 Equity Incentive Plan have been in the form of stock unit awards and restricted stock awards. See Note 15 of Notes to Consolidated Financial Statements for a description of the plans.

(5)

Each restricted stock unit awarded under our 2018 Incentive Compensation Plan, 2008 Incentive Compensation Plan and 2005 Equity Incentive Plan was granted at no cost to the persons receiving them and represents the contingent right to receive the equivalent number of shares of Lazard Ltd Class A common stock. Performance-based restricted stock units awarded represent the contingent right to receive Class A common stock based on the achievement of performance criteria, and the number of shares of Class A common stock that ultimately may be received generally can range from zero to two times the target number. See Note 15 of Notes to Consolidated Financial Statements.

(6)

Gives effect to the number of securities remaining available for future issuance, after considering the impact of vested restricted stock units that will not be delivered as a result of withholding taxes.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence, will be presented in Lazard Ltd’s definitive proxy statement for its 2019 annual general meeting of shareholders, which will be held in April 2019, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be presented in Lazard Ltd’s definitive proxy statement for its 2019 annual general meeting of shareholders, which will be held in April 2019, and is incorporated herein by reference.

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

4.4

Sixth Supplemental Indenture, dated as of February 13, 2015, between Lazard Group LLC and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on February 13, 2015).

4.5

Seventh Supplemental Indenture, dated as of November 4, 2016, between Lazard Group LLC and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on November 7, 2016).

4.6

Eighth Supplemental Indenture, dated as of September 19, 2018, between Lazard Group LLC and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 19, 2018.

4.7	Form of Senior Note (included in Exhibits 4.3, 4.4, 4.5 and 4.6).

10.1

Amended and Restated Operating Agreement of Lazard Group LLC, dated as of February 4, 2019 (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report (File No. 001-32492) on Form 8-K filed on February 5, 2019).

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

10.5*	Lazard Ltd 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.6*	Lazard Ltd 2008 Incentive Compensation Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.7*	Lazard Ltd 2016 French Sub-plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 10, 2016).

10.8*	Lazard Ltd 2018 Incentive Compensation Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 15, 2018).

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

10.13*

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

10.23*

Form of Agreement evidencing a grant of Restricted Stock under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.24*

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

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2018 AND 2017

(dollars in thousands, except per share data)

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$4,136	$3,921
Investments in subsidiaries, equity method	(1,275,357)	(1,061,259)
Due from subsidiaries	2,191,915	2,259,112
Other assets	19	-
Total assets	$920,713	$1,201,774
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Due to subsidiaries	$3,707	$1,847
Other liabilities	155	124
Total liabilities	3,862	1,971
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A—no shares issued and outstanding	-	-
Series B—no shares issued and outstanding	-	-
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 129,766,091 shares issued at December 31, 2018 and 2017, including shares held by subsidiaries as indicated below)	1,298	1,298
Additional paid-in-capital	750,692	788,140
Retained earnings	1,195,563	1,080,413
Accumulated other comprehensive loss, net of tax	(273,818)	(232,518)
	1,673,735	1,637,333
Class A common stock held by subsidiaries, at cost (17,574,805 and 10,747,142 shares at December 31, 2018 and 2017, respectively)	(756,884)	(437,530)
Total stockholders’ equity	916,851	1,199,803
Total liabilities and stockholders’ equity	$920,713	$1,201,774

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
REVENUE
Equity in earnings of subsidiaries	$392,574	$145,008	$326,366
Interest and other income	136,399	110,381	63,019
Total revenue	528,973	255,389	389,385
OPERATING EXPENSES
Professional services	1,719	1,692	1,580
Other	129	114	107
Total operating expenses	1,848	1,806	1,687
NET INCOME	$527,125	$253,583	$387,698

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
NET INCOME	$527,125	$253,583	$387,698
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	(46,601)	71,668	(57,919)
Employee benefit plans:
Prior service costs (net of tax benefit of $543 for the year ended December 31, 2018)	(2,653)
Actuarial gain (loss) (net of tax expense (benefit) of $131, $(3,507) and $(5,205) for the years ended December 31, 2018, 2017 and 2016, respectively)	(2,781)	2,085	(24,473)
Adjustments for items reclassified to earnings (net of tax expense of $2,335, $2,220 and $1,757 for the years ended December 31, 2018, 2017 and 2016, respectively)	10,735	7,951	2,526
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(41,300)	81,704	(79,866)
COMPREHENSIVE INCOME	$485,825	$335,287	$307,832

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$527,125	$253,583	$387,698
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(392,574)	(145,008)	(326,366)
Dividends received from subsidiaries	189,786	63,822	-
Changes in due to/from subsidiaries	35,504	169,056	273,051
Changes in other operating assets and liabilities	13	27	(233)
Net cash provided by operating activities	359,854	341,480	334,150
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to subsidiaries	-	(25)	-
Net cash used in investing activities	-	(25)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Class A common stock dividends	(359,639)	(341,450)	(336,138)
Net cash used in financing activities	(359,639)	(341,450)	(336,138)
Net increase (decrease) in cash and cash equivalents	215	5	(1,988)
Cash and cash equivalents, January 1	3,921	3,916	5,904
Cash and cash equivalents, December 31	$4,136	$3,921	$3,916

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

The Parent Company Financial Statements as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosures in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable. Actual results could differ materially from these estimates.

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

Dated: February 25, 2019

LAZARD LTD

By:	/s/ Kenneth M. Jacobs
Kenneth M. Jacobs
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Kenneth M. Jacobs	Chairman, Chief Executive Officer and Director	February 25, 2019
Kenneth M. Jacobs	(Principal Executive Officer)

/s/ Evan L. Russo	Chief Financial Officer	February 25, 2019
Evan L. Russo	(Principal Financial Officer)

/s/ Dominick Ragone	Chief Accounting Officer	February 25, 2019
Dominick Ragone

/s/ Andrew M. Alper	Director	February 25, 2019
Andrew M. Alper

/s/ Ashish Bhutani	Director	February 25, 2019
Ashish Bhutani

/s/ Richard N. Haass	Director	February 25, 2019
Richard N. Haass

/s/ Steven J. Heyer	Director	February 25, 2019
Steven J. Heyer

/s/ Michelle Jarrard	Director	February 25, 2019
Michelle Jarrard

/s/ Sylvia Jay	Director	February 25, 2019
Sylvia Jay

/s/ Iris Knobloch Iris Knobloch	Director	February 25, 2019

/s/ Philip A. Laskawy	Director	February 25, 2019
Philip A. Laskawy

/s/ Jane L. Mendillo	Director	February 25, 2019
Jane L. Mendillo

/s/ Richard D. Parsons	Director	February 25, 2019
Richard D. Parsons

II-1