Form 10-Q
period 2019-03-31
Lazard Ltd
filed 2019-04-30
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of April 19, 2019, there were 129,766,091 shares of the Registrant’s Class A common stock outstanding (including 19,363,492 shares held by subsidiaries).

TABLE OF CONTENTS

When we use the terms “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd’s primary operating asset is its indirect ownership as of March 31, 2019 of all of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2019 AND DECEMBER 31, 2018

(UNAUDITED)

(dollars in thousands, except for per share data)

	March 31,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$1,011,353	$1,246,537
Deposits with banks and short-term investments	1,138,010	1,006,969
Cash deposited with clearing organizations and other segregated cash	39,302	38,379
Receivables (net of allowance for doubtful accounts of $43,258 and $40,164 at March 31, 2019 and December 31, 2018, respectively):
Fees	503,234	501,397
Customers and other	192,178	184,137
	695,412	685,534
Investments	615,781	575,148
Property (net of accumulated amortization and depreciation of $342,868 and $339,770 at March 31, 2019 and December 31, 2018, respectively)	209,616	212,946
Operating lease right-of-use assets	489,099	-
Goodwill and other intangible assets (net of accumulated amortization of $66,428 and $65,949 at March 31, 2019 and December 31, 2018, respectively)	375,682	375,318
Deferred tax assets	591,704	597,776
Other assets	333,518	258,634
Total Assets	$5,499,477	$4,997,241

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2019 AND DECEMBER 31, 2018

(UNAUDITED)

(dollars in thousands, except for per share data)

	March 31,	December 31,
	2019	2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$1,315,867	$1,154,207
Accrued compensation and benefits	309,794	585,484
Operating lease liabilities	568,108	-
Senior debt	1,759,297	1,434,260
Tax receivable agreement obligation	246,966	270,640
Deferred tax liabilities	952	5,571
Other liabilities	527,121	576,986
Total Liabilities	4,728,105	4,027,148
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - no shares issued and outstanding	-	-
Series B - no shares issued and outstanding	-	-
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 129,766,091 shares issued at March 31, 2019 and December 31, 2018, including shares held by subsidiaries as indicated below)	1,298	1,298
Additional paid-in-capital	535,926	750,692
Retained earnings	1,171,754	1,195,563
Accumulated other comprehensive loss, net of tax	(268,858)	(273,818)
	1,440,120	1,673,735
Class A common stock held by subsidiaries, at cost (17,846,122 and 17,574,805 shares at March 31, 2019 and December 31, 2018, respectively)	(738,899)	(756,884)
Total Lazard Ltd Stockholders’ Equity	701,221	916,851
Noncontrolling interests	70,151	53,242
Total Stockholders’ Equity	771,372	970,093
Total Liabilities and Stockholders’ Equity	$5,499,477	$4,997,241

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended
	March 31,
	2019	2018
REVENUE
Investment banking and other advisory fees	$335,804	$408,726
Asset management fees	292,438	338,096
Interest income	3,800	2,710
Other	29,636	18,673
Total revenue	661,678	768,205
Interest expense	18,004	13,507
Net revenue	643,674	754,698
OPERATING EXPENSES
Compensation and benefits	372,254	405,047
Occupancy and equipment	28,295	30,238
Marketing and business development	27,984	25,659
Technology and information services	32,055	33,252
Professional services	14,217	12,431
Fund administration and outsourced services	28,930	35,184
Amortization and other acquisition-related costs	3,470	866
Other	16,806	26,193
Total operating expenses	524,011	568,870
OPERATING INCOME	119,663	185,828
Provision for income taxes	23,187	24,167
NET INCOME	96,476	161,661
LESS - NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(566)	1,969
NET INCOME ATTRIBUTABLE TO LAZARD LTD	$97,042	$159,692
ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	111,944,255	119,930,106
Diluted	120,820,084	132,142,394
NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.87	$1.33
Diluted	$0.80	$1.21

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018
NET INCOME	$96,476	$161,661
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	3,780	17,346
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $300 and $(1,342) for the three months ended March 31, 2019 and 2018, respectively)	49	(5,014)
Adjustment for items reclassified to earnings (net of tax expense of $178 and $216 for the three months ended March 31, 2019 and 2018, respectively)	1,132	1,062
OTHER COMPREHENSIVE INCOME, NET OF TAX	4,961	13,394
COMPREHENSIVE INCOME	101,437	175,055
LESS - COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(565)	1,969
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD LTD	$102,002	$173,086

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$96,476	$161,661
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	8,186	8,234
Noncash lease expense	11,381	-
Amortization of deferred expenses and share-based incentive compensation	104,953	100,892
Amortization and other acquisition-related costs	3,470	866
Deferred tax provision	4,462	6,398
Loss on extinguishment of debt	4,243	-
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	(13,989)	(95,308)
Investments	(40,160)	74,124
Other assets	(84,225)	(137,635)
Accrued compensation and benefits and other liabilities	(256,048)	(157,941)
Net cash used in operating activities	(161,251)	(38,709)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(5,871)	(16,158)
Disposals of property	70	1,231
Net cash used in investing activities	(5,801)	(14,927)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of senior debt, net of expenses	491,875
Customer deposits	185,871	-
Contributions from noncontrolling interests	996
Payments for:
Senior debt	(171,668)	-
Customer deposits	-	(100,341)
Distributions to noncontrolling interests	(615)	(1,451)
Payments under tax receivable agreement	(23,674)	(31,845)
Purchase of Class A common stock	(192,097)	(145,949)
Class A common stock dividends	(103,402)	(202,384)
Settlement of share-based incentive compensation	(90,657)	(101,043)
Other financing activities	(3,057)	(3,775)
Net cash provided by (used in) financing activities	93,572	(586,788)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(29,740)	49,406
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(103,220)	(591,018)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—January 1	2,291,885	2,454,806
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—March 31	$2,188,665	$1,863,788

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:
	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$1,011,353	$1,246,537
Deposits with banks and short-term investments	1,138,010	1,006,969
Cash deposited with clearing organizations and other segregated cash	39,302	38,379
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$2,188,665	$2,291,885

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2018

(UNAUDITED)

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’
	Shares	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity
Balance - January 1, 2018	129,766,091	$1,298	$788,140	$1,080,413	$(232,518)	10,747,142	$(437,530)	$1,199,803	$59,102	$1,258,905
Comprehensive income:
Net income				159,692				159,692	1,969	161,661
Other comprehensive income - net of tax					13,394			13,394		13,394
Amortization of share-based incentive compensation			82,820					82,820		82,820
Dividend-equivalents			28,406	(32,173)				(3,767)		(3,767)
Class A common stock dividends ($1.71 per share)				(202,384)				(202,384)		(202,384)
Purchase of Class A common stock						2,662,286	(145,949)	(145,949)		(145,949)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $6,150			(280,020)			(4,048,104)	172,827	(107,193)		(107,193)
Business acquisitions and related equity transactions:
Delivery of Class A common stock			(61)			(1,858)	61	-		-
Class A common stock issuable (including related amortization)			145					145		145
Distributions to noncontrolling interests, net								-	(1,451)	(1,451)
Balance - March 31, 2018	129,766,091	$1,298	$619,430	$1,005,548	$(219,124)	9,359,466	$(410,591)	$996,561	$59,620	$1,056,181

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2019

(UNAUDITED)

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’
	Shares	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity
Balance - January 1, 2019	129,766,091	$1,298	$750,692	$1,195,563	$(273,818)	17,574,805	$(756,884)	$916,851	$53,242	$970,093
Comprehensive income (loss):
Net income (loss)				97,042				97,042	(566)	96,476
Other comprehensive income - net of tax					4,960			4,960	1	4,961
Amortization of share-based incentive compensation			66,213					66,213	18,468	84,681
Dividend-equivalents			15,512	(17,187)				(1,675)	(1,375)	(3,050)
Class A common stock dividends ($0.94 per share)				(103,402)				(103,402)		(103,402)
Purchase of Class A common stock						5,177,948	(192,097)	(192,097)		(192,097)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $3,881			(296,858)			(4,906,631)	210,082	(86,776)		(86,776)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)			105					105		105
Dividend equivalents			262	(262)				-		-
Contributions from noncontrolling interests, net								-	381	381
Balance - March 31, 2019	129,766,091	$1,298	$535,926	$1,171,754	$(268,858)	17,846,122	$(738,899)	$701,221	$70,151	$771,372

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of March 31, 2019 and December 31, 2018. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group, which as of December 31, 2018, was governed by an Amended and Restated Operating Agreement dated as of October 26, 2015, as amended (the “Operating Agreement”). The Operating Agreement was subsequently amended and restated on February 4, 2019.

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

Basis of Presentation

The accompanying condensed consolidated financial statements of Lazard Ltd have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Ltd’s Annual Report on Form 10-K for the year ended December 31, 2018. The accompanying December 31, 2018 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

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

The consolidated results of operations for the three month period ended March 31, 2019 are not indicative of the results to be expected for any future interim or annual period.

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

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	RECENT ACCOUNTING DEVELOPMENTS

Leases—In February 2016, the Financial Accounting Standards Board (the “FASB”) issued updated guidance for leases. The guidance requires a lessee to (i) recognize a right-of-use asset and a lease liability that is initially measured at the present value of the lease payments, in the condensed consolidated statement of financial condition, (ii) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis and (iii) classify operating lease related cash payments within operating activities and finance lease related principal cash payments within financing activities (with interest included in interest paid) in the condensed consolidated statement of cash flows.

The Company adopted the new guidance on January 1, 2019 using the optional transition method, which allows such guidance to be applied initially at the adoption date with a cumulative-effect adjustment and without restating comparative periods. Lazard elected the package of practical expedients, which allows the carry-forward of the prior conclusions on lease definition, classification and initial direct costs related to the existing leases as of the adoption date.

Substantially all of the Company’s existing lease arrangements are operating leases. The adoption of the new guidance on January 1, 2019 resulted in a recognition of approximately $500,000 of operating lease right-of-use assets (“ROU assets”) and approximately $580,000 of operating lease liabilities in the Company’s condensed consolidated statements of financial condition.  The operating lease liabilities at January 1, 2019 reflect any remaining lease payments discounted using an incremental borrowing rate (on a collateralized basis) based on the remaining lease term (the “Discount”), as an implicit rate was not readily determinable for any of the Company’s existing operating leases.  The operating lease ROU assets are lower than the operating lease liabilities primarily because lease incentives reduce the ROU assets (see Note 9).

Improvements to Nonemployee Share-Based Payment Accounting—In June 2018, the FASB issued updated guidance to simplify the accounting for nonemployee share-based payment transactions. The new guidance generally requires equity-classified nonemployee share-based payment awards to be measured at the grant date, which is the date at which a grantor and grantee reach a mutual understanding of the key terms and conditions of a share-based payment award.  This update generally aligns the accounting for equity-classified share-based payment awards to nonemployees with the measurement date required for employees.  The Company adopted the new guidance on January 1, 2019 and its application did not have a material impact on the Company’s financial statements.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income—In February 2018, the FASB issued updated guidance on the tax effects of items in “accumulated other comprehensive income (loss), net of tax” (“AOCI”). Specifically, the new guidance will permit, but not require, a reclassification from AOCI to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate under the Tax Cuts and Jobs Act of 2017. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate. The Company adopted the new guidance on January 1, 2019 without reclassifying any amounts from AOCI to retained earnings.  The application of the guidance did not have a material impact on the Company’s financial statements.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments—In June 2016, the FASB issued new guidance regarding the measurement of credit losses on financial instruments. The new guidance replaces the incurred loss impairment methodology in the current guidance with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The new guidance is effective for annual and interim periods beginning after December 15, 2019 with early adoption permitted for fiscal years beginning after December 15, 2018.  The new guidance is required to be applied using a modified retrospective approach. The Company is currently evaluating the new guidance.

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

Fair Value Measurement: Changes to the Disclosure Requirements for Fair Value Measurement—In August 2018, the FASB issued updated guidance which modifies the disclosure requirements on fair value measurement. The updated guidance eliminates or modifies various required disclosures under the current guidance and includes additional requirements. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted.  With certain exceptions, the guidance is required to be applied retrospectively. The Company is currently evaluating the new guidance.

Compensation–Retirement Benefits: Changes to the Disclosure Requirements for Defined Benefit Plans—In August 2018, the FASB issued updated guidance which modifies the disclosure requirements regarding defined benefit plans and other postretirement plans. The updated guidance eliminates or clarifies certain currently required disclosures and includes additional requirements. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2020, with early adoption permitted. A retrospective application is required. The Company is currently evaluating the new guidance.

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

The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended
	March 31,
	2019 (d)	2018 (d)
Net Revenue:
Financial Advisory (a)	$338,370	$409,121

Asset Management:
Management Fees and Other (b)	$301,253	$348,684
Incentive Fees (c)	580	5,599
Total Asset Management	$301,833	$354,283

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

Activity in the allowance for doubtful accounts for the three month periods ended March 31, 2019 and 2018 was as follows:

	Three Months Ended
	March 31,
	2019	2018
Beginning Balance	$40,164	$23,746
Bad debt expense, net of recoveries	3,829	15,952
Charge-offs, foreign currency translation and other adjustments	(735)	(1,141)
Ending Balance	$43,258	$38,557

Bad debt expense, net of recoveries is included in “operating expenses—other” on the condensed consolidated statements of operations.

At March 31, 2019 and December 31, 2018, the Company had receivables past due or deemed uncollectible of $51,786 and $42,309, respectively.

Of the Company’s fee receivables at March 31, 2019 and December 31, 2018, $83,298 and $90,966, respectively, represented interest-bearing financing receivables. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $612,114 and $594,568 at March 31, 2019 and December 31, 2018, respectively, approximates fair value.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

5.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Interest-bearing deposits	$516	$510
Debt	248,632	202,874
Equities	36,670	32,261
Funds:
Alternative investments (a)	38,944	17,752
Debt (a)	74,206	90,320
Equity (a)	161,262	175,088
Private equity	55,551	56,343
	329,963	339,503
Total investments	615,781	575,148
Less:
Interest-bearing deposits	516	510
Investments, at fair value	$615,265	$574,638
Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$1,844	$3,929

(a)

Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $6,592, $43,264 and $112,030, respectively, at March 31, 2019 and $9,741, $60,081 and $132,038, respectively, at December 31, 2018, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 7 and 14).

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

During the three month periods ended March 31, 2019 and 2018, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to “equity securities and trading debt securities” still held as of the reporting date as follows:

	Three Months Ended
	March 31,
	2019	2018
Net unrealized investment gains (losses)	$19,923	$(9,291)

6.	FAIR VALUE MEASUREMENTS

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

The following tables present, as of March 31, 2019 and December 31, 2018, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	March 31, 2019
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$248,632	$-	$-	$-	$248,632
Equities	35,052	-	1,618	-	36,670
Funds:
Alternative investments	13,967	-	-	24,977	38,944
Debt	74,199	-	-	7	74,206
Equity	161,224	-	-	38	161,262
Private equity	-	-	-	55,551	55,551
Derivatives	-	2,504	-	-	2,504
Total	$533,074	$2,504	$1,618	$80,573	$617,769
Liabilities:
Securities sold, not yet purchased	$1,844	$-	$-	$-	$1,844
Contingent consideration liability	-	-	13,048	-	13,048
Derivatives	-	245,561	-	-	245,561
Total	$1,844	$245,561	$13,048	$-	$260,453

	December 31, 2018
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$202,874	$-	$-	$-	$202,874
Equities	30,639	-	1,622	-	32,261
Funds:
Alternative investments	16,863	-	-	889	17,752
Debt	90,313	-	-	7	90,320
Equity	175,054	-	-	34	175,088
Private equity	-	-	-	56,343	56,343
Derivatives	-	11,967	-	-	11,967
Total	$515,743	$11,967	$1,622	$57,273	$586,605
Liabilities:
Securities sold, not yet purchased	$3,929	$-	$-	$-	$3,929
Contingent consideration liability	-	-	10,009	-	10,009
Derivatives	-	188,962	-	-	188,962
Total	$3,929	$188,962	$10,009	$-	$202,900

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,622	$(2)	$-	$-	$(2)	$1,618
Total Level 3 Assets	$1,622	$(2)	$-	$-	$(2)	$1,618

Liabilities:
Contingent consideration liability	$10,009	$3,039	$-	$-	$-	$13,048
Total Level 3 Liabilities	$10,009	$3,039	$-	$-	$-	$13,048

	Three Months Ended March 31, 2018
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,592	$(1)	$1	$-	$7	$1,599
Total Level 3 Assets	$1,592	$(1)	$1	$-	$7	$1,599

Liabilities:
Contingent consideration liability	$28,941	$33	$-	$-	$-	$28,974
Total Level 3 Liabilities	$28,941	$33	$-	$-	$-	$28,974

(a)

Earnings recorded in “other revenue” for investments in equities for the three month periods ended March 31, 2019 and 2018 include net unrealized losses of $2 and $1, respectively. Earnings recorded in “amortization and other acquisition-related costs” for the contingent consideration liability for the three month periods ended March 31, 2019 and 2018 include unrealized losses of $3,039 and $33, respectively.

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month periods ended March 31, 2019 and 2018.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables present, at March 31, 2019 and December 31, 2018, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	March 31, 2019
					Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments		% of Fair Value Not Redeemable	% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$24,372	$-		NA	NA	NA	NA	(a)	30-60 days
Funds of funds	24	-		NA	NA	NA	NA	(b)	>90 days
Other	581	-		NA	NA	NA	NA	(c)	<30-30 days
Debt funds	7	-		NA	NA	NA	NA	(d)	<30 days
Equity funds	38	-		NA	NA	NA	NA	(e)	<30-90 days
Private equity funds:
Equity growth	55,551	8,338	(f)	100%	14%	34%	52%	NA	NA
Total	$80,573	$8,338

(a)	monthly (100%)
(b)	quarterly (100%)
(c)	daily (6%) and monthly (94%)
(d)	daily (100%)
(e)	daily (24%), monthly (72%) and annually (4%)
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

Investment Capital Funding Commitments—At March 31, 2019, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $7,602. The investment period for EGCP III ended on October 12, 2016, after which point the Company’s obligation to fund capital contributions for new investments in EGCP III expired. The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.

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

The table below presents the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 13) on the accompanying condensed consolidated statements of financial condition as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Derivative Assets:
Forward foreign currency exchange rate contracts	$2,504	$1,543
Total return swaps and other (a)	-	10,424
	$2,504	$11,967
Derivative Liabilities:
Forward foreign currency exchange rate contracts	$1,357	$939
Total return swaps and other (a)	2,233	1
LFI and other similar deferred compensation arrangements	241,971	188,022
	$245,561	$188,962

(a)

For total return swaps, amounts represent the netting of gross derivative assets and liabilities of $331 and $2,564 as of March 31, 2019, respectively, and $10,792 and $369 as of December 31, 2018, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets”, with receivables for net cash collateral under such contracts of $5,070 as of March 31, 2019.

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2019 and 2018, were as follows:

	Three Months Ended
	March 31,
	2019	2018
Forward foreign currency exchange rate contracts	$4,520	$(2,483)
LFI and other similar deferred compensation arrangements	(13,870)	1,436
Total return swaps and other	(7,657)	1,656
Total	$(17,007)	$609

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

8.	PROPERTY

At March 31, 2019 and December 31, 2018, property consisted of the following:

	Estimated Depreciable	March 31,	December 31,
	Life in Years	2019	2018
Buildings	33	$142,311	$145,034
Leasehold improvements	3-20	187,718	188,956
Furniture and equipment	3-10	203,646	204,585
Construction in progress		18,809	14,141
Total		552,484	552,716
Less - Accumulated depreciation and amortization		342,868	339,770
Property		$209,616	$212,946

9.	LEASES

The Company adopted the new lease accounting guidance as of January 1, 2019, which resulted in recognition of ROU assets and lease liabilities related to operating leases on the condensed consolidated statements of financial condition. The Company determines if an arrangement is, or contains, a lease at inception. Operating lease ROU assets represent the right to use an underlying asset for the lease term and operating lease liabilities reflect the obligation to make lease payments arising from the lease. At any given time during the lease term, the operating lease liability represents the present value of the remaining lease payments and the operating lease ROU asset is measured at the amount of the lease liability, adjusted for rent prepayments, unamortized initial direct costs and the remaining balance of lease incentives received. Both the operating lease ROU asset and the operating lease liability are reduced to zero at the end of the lease.

The Company leases office space and equipment under non-cancelable lease agreements, which expire on various dates through 2033. Substantially all of these arrangements are operating leases relating to office space. Certain leases have renewal options that can be exercised at the discretion of the Company. The Company only includes renewal options in the lease term when it is reasonably certain to exercise the option. The Company does not record leases with a lease term of 12 months or less on the condensed consolidated statements of financial condition; lease expense for these leases is recognized over the lease term on a straight-line basis.

For leases commencing on January 1, 2019 or thereafter that are recognized on the condensed consolidated statements of financial condition, the Company applies its estimated Discount. The Company bases this Discount on the information available at the lease commencement date. The Company determines its Discount with consideration of the Company’s public debt issuances as well as publicly available data for instruments with similar characteristics.

For leases commencing on January 1, 2019 or thereafter that relate to office space and equipment, the Company accounts for the lease and non-lease components as a single lease component.

In addition to rent payments, operating leases for office space generally contain payments for real estate taxes, insurance costs, common area maintenance, and utilities that are not fixed. The Company accounts for these costs as variable payments and does not include them in the lease component. There are certain office leases outside of the U.S. that have annual rent increases that are also accounted for as variable payments and are excluded from the lease component.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the components of operating lease expense reflected on the accompanying condensed consolidated statements of operations for the three month period ended March 31, 2019:

Three Months Ended
March 31, 2019
Operating lease cost	$19,990
Variable lease cost	4,249
Sublease income	(1,770)
Total	$22,469

The following table summarizes the supplemental cash flow information and certain other information related to operating leases for the three month period ended March 31, 2019:

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,712

Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$499,210

Weighted average remaining lease term	12 years

Weighted average discount rate	4.1%

Maturities of the operating lease liabilities outstanding at March 31, 2019 for each of the five years in the period ending December 31, 2023 and therafter are set forth in the table below.

Year Ending December 31,
2019 (April 1 through December 31)	$60,040
2020	76,620
2021	72,716
2022	56,398
2023	51,679
Thereafter	411,539
Total lease payments	728,992
Less - Discount	160,884
Operating lease liabilities	$568,108

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Prior to the adoption of the new lease accounting guidance, the minimum rental commitments under non-cancelable operating leases at December 31, 2018, net of sublease income, were approximately as follows:

Year Ending December 31,
2019	$86,839
2020	89,445
2021	83,701
2022	70,780
2023	59,973
Thereafter	488,612
Total minimum rental commitments	879,350
Less- sublease proceeds	26,941
Net rental commitments	$852,409

In August 2018, the Company entered into a lease agreement for additional office facilities, which are currently under construction. The lease is expected to commence in the third quarter of 2019 when the facilities are delivered to the Company. The Company will recognize the related operating lease right-of-use assets and the operating lease liability on the lease commencement date. Operating lease commitments in the table above include the impact of the new lease agreement.

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at March 31, 2019 and December 31, 2018 are presented below:

	March 31,	December 31,
	2019	2018
Goodwill	$372,353	$371,561
Other intangible assets (net of accumulated amortization)	3,329	3,757
	$375,682	$375,318

At March 31, 2019 and December 31, 2018, goodwill of $307,812 and $307,020, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the three month periods ended March 31, 2019 and 2018 are as follows:

	Three Months Ended
	March 31,
	2019	2018
Balance, January 1	$371,561	$385,292
Foreign currency translation adjustments	792	(2,185)
Balance, March 31	$372,353	$383,107

All changes in the carrying amount of goodwill for the three month periods ended March 31, 2019 and 2018 are attributable to the Company’s Financial Advisory segment.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The gross cost and accumulated amortization of other intangible assets as of March 31, 2019 and December 31, 2018, by major intangible asset category, are as follows:

	March 31, 2019			December 31, 2018
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/incentive fees	$35,277	$32,655	$2,622	$35,232	$32,235	$2,997
Management fees, customer relationships and non-compete agreements	34,480	33,773	707	34,474	33,714	760
	$69,757	$66,428	$3,329	$69,706	$65,949	$3,757

Amortization expense of intangible assets, included in “amortization and other acquisition-related (benefits) costs” in the condensed consolidated statements of operations, for the three month periods ended March 31, 2019 and 2018 was $431 and $833, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense
2019 (April 1 through December 31)	$1,666
2020	1,325
2021	150
2022	150
2023	38
Total amortization expense	$3,329

11.	SENIOR DEBT

Senior debt is comprised of the following as of March 31, 2019 and December 31, 2018:

				Outstanding as of
	Initial		Annual	March 31, 2019			December 31, 2018
	Principal Amount	Maturity Date	Interest Rate(b)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2020 Senior Notes (a)	$500,000	11/14/20	4.25%	$82,057	$245	$81,812	$250,000	$863	$249,137
Lazard Group 2025 Senior Notes	400,000	2/13/25	3.75%	400,000	2,770	397,230	400,000	2,888	397,112
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	300,000	3,117	296,883	300,000	3,215	296,785
Lazard Group 2028 Senior Notes	500,000	9/19/28	4.50%	500,000	8,548	491,452	500,000	8,774	491,226
Lazard Group 2029 Senior Notes (a)	500,000	3/11/29	4.375%	500,000	8,080	491,920	-	-	-
Total				$1,782,057	$22,760	$1,759,297	$1,450,000	$15,740	$1,434,260

(a)

During March 2019, Lazard Group completed an offering of $500,000 aggregate principal amount of 4.375% senior notes due 2029 (the “2029 Notes”).  Interest on the 2029 Notes is payable semi-annually on March 11 and September 11 of each year, beginning September 11, 2019.  Lazard Group used a portion of the net proceeds of the 2029 Notes to redeem or otherwise retire $250,000 aggregate principal amount of the 4.25% senior notes due 2020 (the “2020 Notes”). As of March 31, 2019, $167,943 aggregate principal amount was redeemed or otherwise retired, and the remaining $82,057 was redeemed or otherwise retired on April 10, 2019.

(b)

The effective interest rates of Lazard Group’s 3.75% senior notes due February 13, 2025 (the “2025 Notes”), Lazard Group’s 3.625% senior notes due March 1, 2027 (the “2027 Notes”), Lazard Group’s 4.50% senior notes due September 19, 2028 (the “2028 Notes”) and the 2029 Notes are 3.87%, 3.76%,  4.68% and 4.54% respectively.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

On September 25, 2015, Lazard Group entered into an Amended and Restated Credit Agreement for a five-year $150,000 senior revolving credit facility with a group of lenders (the “Amended and Restated Credit Agreement”), which expires in September 2020. The Amended and Restated Credit Agreement amended and restated the previous credit agreement dated September 25, 2012. Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. At March 31, 2019 and December 31, 2018, no amounts were outstanding under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of March 31, 2019, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

As of March 31, 2019, the Company had approximately $168,000 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement and unused lines of credit available to LFB of approximately $17,000.

The Company’s senior debt at March 31, 2019 and December 31, 2018 is carried at historical amounts of $1,759,297 and $1,434,260, respectively. At those dates, the fair value of such senior debt was approximately $1,810,000 and $1,429,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

12.	COMMITMENTS AND CONTINGENCIES

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At March 31, 2019, LFB had $45,649 of such indemnifications and held $45,649 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the condensed consolidated statement of financial condition.

Business Acquisitions—For businesses acquired in 2016, the remaining consideration consists of (i) 40,524 shares of Class A common stock subject to non-compete provisions and employment conditions, and non-contingent interests exchangeable into 202,984 shares of Class A common stock, and (ii) up to 584,200 additional shares of Class A common stock that are subject to certain performance thresholds, as well as applicable related dividend equivalent amounts. During the three month period ended March 31, 2019, 265,343 of the contingent shares were earned, including dividend equivalent amounts.

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, each of LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At March 31, 2019, LFB and LFNY had no such underwriting commitments.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

13.	STOCKHOLDERS’ EQUITY

Share Repurchase Program—During the three month period ended March 31, 2019 and since 2017, the Board of Directors of Lazard authorized the repurchase of Class A common stock as set forth in the table below:

Date	Repurchase Authorization	Expiration
October 2017	$200,000	December 31, 2019
April 2018	$300,000	December 31, 2020
October 2018	$300,000	December 31, 2020
February 2019	$300,000	December 31, 2020

The Company expects that the share repurchase program will continue to be used to offset a portion of the shares that have been or will be issued under the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”) and the Lazard Ltd 2018 Incentive Compensation Plan (the “2018 Plan”). Pursuant to the share repurchase program, purchases have been made in the open market or through privately negotiated transactions. The rate at which the Company purchases shares in connection with the share repurchase program may vary from quarter to quarter due to a variety of factors. Purchases with respect to such program are set forth in the table below:

Three Months Ended March 31:	Number of Shares Purchased	Average Price Per Share
2018	2,662,286	$54.82
2019	5,177,948	$37.10

During the three month periods ended March 31, 2019 and 2018, certain of our executive officers received Class A common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of Class A common stock from the executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the three month period ended March 31, 2018, the Company purchased shares of Class A common stock from certain of our executive officers. The aggregate value of all such purchases during the three month periods ended March 31, 2019 and 2018 was approximately $14,600 and $16,400, respectively. Such shares of Class A common stock are reported at cost.

As of March 31, 2019, a total of $403,415 of share repurchase authorization remained available under the Company’s share repurchase program, all of which will expire on December 31, 2020.

During the three month period ended March 31, 2019, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A and Series B preferred stock. Series A and Series B preferred shares were issued in connection with certain prior year business acquisitions and were each non-participating securities convertible into Class A common stock, and had no voting or dividend rights. As of both March 31, 2019 and December 31, 2018, no shares of Series A or Series B preferred stock were outstanding.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Accumulated Other Comprehensive Income (Loss), Net of Tax—The tables below reflect the balances of each component of AOCI at March 31, 2019 and 2018 and activity during the three month periods then ended:

	Three Months Ended March 31, 2019
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2019	$(130,137)	$(143,683)	$(273,820)	$(2)	$(273,818)
Activity:
Other comprehensive income before reclassifications	3,780	49	3,829	1	3,828
Adjustments for items reclassified to earnings, net of tax	-	1,132	1,132	-	1,132
Net other comprehensive income	3,780	1,181	4,961	1	4,960
Balance, March 31, 2019	$(126,357)	$(142,502)	$(268,859)	$(1)	$(268,858)

	Three Months Ended March 31, 2018
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2018	$(83,535)	$(148,984)	$(232,519)	$(1)	$(232,518)
Activity:
Other comprehensive income (loss) before reclassifications	17,346	(5,014)	12,332	-	12,332
Adjustments for items reclassified to earnings, net of tax	-	1,062	1,062	-	1,062
Net other comprehensive income (loss)	17,346	(3,952)	13,394	-	13,394
Balance, March 31, 2018	$(66,189)	$(152,936)	$(219,125)	$(1)	$(219,124)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month periods ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Amortization relating to employee benefit plans (a)	$1,310	$1,278
Less - related income taxes	178	216
Total reclassifications, net of tax	$1,132	$1,062

(a)	Included in the computation of net periodic benefit cost (see Note 15). Such amounts are included in “operating expenses—other” on the condensed consolidated statements of operations.

Noncontrolling Interests—Noncontrolling interests principally represent interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own, and profits interest participation rights (see Note 14).

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The tables below summarize net income attributable to noncontrolling interests for the three month periods ended March 31, 2019 and 2018 and noncontrolling interests as of March 31, 2019 and December 31, 2018 in the Company’s condensed consolidated financial statements:

	Net Income Attributable to Noncontrolling Interests
	Three Months Ended
	March 31,
	2019	2018
Edgewater	$(566)	$1,968
Other	-	1
Total	$(566)	$1,969

	Noncontrolling Interests as of
	March 31,	December 31,
	2019	2018
Edgewater	$51,610	$52,695
Profits interest participation rights	18,528	535
Other	13	12
Total	$70,151	$53,242

Dividends Declared, April 24, 2019—On April 24, 2019, the Board of Directors of Lazard declared a quarterly dividend of $0.47 per share on our Class A common stock. The dividend is payable on May 17, 2019, to stockholders of record on May 6, 2019.

14.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2018 Plan, 2008 Plan and 2005 Equity Incentive Plan (the “2005 Plan”) and activity with respect thereto during the three month periods ended March 31, 2019 and 2018 is presented below.

Shares Available Under the 2018 Plan, 2008 Plan and 2005 Plan

The 2018 Plan became effective on April 24, 2018 and replaced the 2008 Plan, which was terminated on April 24, 2018. The 2018 Plan authorizes the issuance of up to 30,000,000 shares of Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), profits interest participation rights and other share-based awards.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs and other share-based awards) and “professional services” expense (with respect to DSUs) within the Company’s accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Share-based incentive awards:
RSUs	$55,197	$60,887
PRSUs	1,321	10,967
Restricted Stock	9,512	10,773
Profits interest participation rights	18,468	-
DSUs	183	193
Total	$84,681	$82,820

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

For purposes of calculating diluted net income per share, RSUs, DSUs and other share-based awards are included in the diluted weighted average shares of Class A common stock outstanding using the “treasury stock” method. PRSUs are included in the diluted weighted average shares of Class A common stock outstanding to the extent the performance conditions are met at the end of the reporting period, also using the “treasury stock” method. For the three month period ended March 31, 2019, profits interest participation rights are excluded from the computation of outstanding stock equivalents for U.S. GAAP net income per share.

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

RSUs generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any dividends paid on Class A common stock during such period. During the three month periods ended March 31, 2019 and 2018, issuances of RSUs pertaining to such dividend participation rights and respective charges to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”), consisted of the following:

	Three Months Ended
	March 31,
	2019	2018
Number of RSUs issued	406,886	535,695
Charges to retained earnings, net of estimated forfeitures	$15,512	$28,406

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

The Company’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date immediately preceding the date of the grant. During the three month period ended March 31, 2019, 4,983 DSUs had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs during the three month period ended March 31, 2019:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	11,362,306	$43.78	323,546	$39.27
Granted (including 406,886 RSUs relating to dividend participation)	5,282,074	$38.18	4,983	$36.65
Forfeited	(21,323)	$44.04	-	-
Settled	(5,424,772)	$36.64	-	-
Balance, March 31, 2019	11,198,285	$44.60	328,529	$39.23

In connection with RSUs that settled during the three month period ended March 31, 2019, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,976,674 shares of Class A common stock during such three month period. Accordingly, 3,448,098 shares of Class A common stock held by the Company were delivered during the three month period ended March 31, 2019.

As of March 31, 2019, estimated unrecognized RSU compensation expense was approximately $250,758, with such expense expected to be recognized over a weighted average period of approximately 1.0 years subsequent to March 31, 2019.

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the three month period ended March 31, 2019:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	1,541,058	$43.16
Granted	1,039,736	$35.32
Forfeited	(7,776)	$37.29
Settled	(876,062)	$39.15
Balance, March 31, 2019	1,696,956	$40.46

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

In connection with shares of restricted Class A common stock that settled during the three month period ended March 31, 2019, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 321,508 shares of Class A common stock during such three month period. Accordingly, 554,554 shares of Class A common stock held by the Company were delivered during the three month period ended March 31, 2019.

The restricted stock awards include a cash dividend participation right equivalent to dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At March 31, 2019, estimated unrecognized restricted stock expense was approximately $43,712, with such expense to be recognized over a weighted average period of approximately 0.9 years subsequent to March 31, 2019.

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

The following is a summary of activity relating to PRSUs during the three month period ended March 31, 2019:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	1,771,795	$38.66
Settled	(1,049,153)	$32.38
Balance, March 31, 2019	722,642	$47.77

In connection with certain PRSUs that settled during the three month period ended March 31, 2019, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 145,174 of Class A common stock during such three month period. Accordingly, 903,979 shares of Class A common stock held by the Company were delivered during the three month period ended March 31, 2019.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of March 31, 2019, the total estimated unrecognized compensation expense was approximately $5,177, and the Company expects to amortize such expense over a weighted-average period of approximately 0.8 years subsequent to March 31, 2019.

Profits Interest Participation Rights

In early 2019, the Company established a new long-term incentive compensation program consisting of profits interest participation rights, which are equity incentive awards that, subject to certain conditions, may be exchanged for shares of Class A common stock pursuant to the 2018 Plan.  Pursuant to the program, in February 2019, the Company granted profits interest participation rights subject to service-based and performance-based vesting criteria and other conditions, which we refer to as performance-based restricted participation units (“PRPUs”), to each of the Company’s NEOs, and profits interest participation rights subject to service-based vesting criteria and other conditions to a limited number of other senior employees, pursuant to profits interest participation right agreements.  Profits interest participation rights generally provide for vesting approximately three years following the grant date, so long as applicable conditions have been satisfied.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Profits interest participation rights are a class of membership interests in Lazard Group that are intended to qualify as “profits interests” for U.S. federal income tax purposes, and are recorded as noncontrolling interests within stockholders’ equity in the Company’s condensed consolidated statements of financial condition until they are exchanged into Class A common stock, at which time there is a reclassification to additional paid-in-capital.  The profits interest participation rights generally allow the recipient to realize value only to the extent that both (i) the service-based vesting conditions and, if applicable, the performance conditions, are satisfied, and (ii) an amount of economic appreciation in the assets of Lazard Group occurs as necessary to satisfy certain partnership tax rules (referred to as the "Minimum Value Condition") before the fifth anniversary of the grant date, otherwise the profits interest participation rights will be forfeited.  Upon satisfaction of such conditions, profits interest participation rights that are in parity with the value of Class A common stock will be exchanged on a one-for-one basis for shares of Class A common stock. If forfeited based solely on failing to meet the Minimum Value Condition, the associated compensation expense cannot be reversed.

Like outstanding RSUs and similar awards, profits interest participation rights will be subject to continued employment and other vesting conditions and restrictions and will be forfeited if those conditions and restrictions are not fulfilled.  In addition, profits interest participation rights must satisfy the Minimum Value Condition.  PRPUs, like outstanding PRSUs, will be subject to the achievement of incremental pre-established performance conditions and financial metrics and will only result in value to the recipient to the extent the conditions are satisfied.  Furthermore, vesting of profits interest participation rights will be subject to compliance with restrictive covenants including non-compete, non-solicitation of clients, no hire of employees and confidentiality, which are similar to those applicable to PRSUs and RSUs.

The number of shares of Class A common stock that a recipient will receive upon vesting of a PRPU award will be calculated by reference to applicable financial metrics.  The target number of shares of Class A common stock subject to each PRPU is one. Based on the achievement of performance criteria, as determined by the Compensation Committee, the number of shares of Class A common stock that may be received in connection with each PRPU award will range from zero to two times the target number.  Unless applicable performance conditions are satisfied during the three year performance period, and the Minimum Value Condition is satisfied within five years following the grant date, all PRPUs will be forfeited, and the recipients will not be entitled to any payments with respect to such awards.

In addition, the performance metrics applicable to each PRPU will be evaluated on an annual basis at the end of each fiscal year during the performance period, and, if the Company has achieved a threshold level of performance with respect to the fiscal year, 25% of the target number of shares of Class A common stock subject to the applicable units will no longer be at risk of forfeiture based on the achievement of performance criteria. Profits interest participation rights are allocated income, subject to vesting and settled in cash, in respect of dividends paid on Class A common stock.

The following is a summary of activity relating to profits interest participation rights, including PRPUs, during the three month period ended March 31, 2019:

	Profits Interest Participation Rights	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	-	-
Granted (a)	1,462,702	$38.65
Balance, March 31, 2019	1,462,702	$38.65

(a)	Table includes the target number of PRPUs assuming the achievement of applicable performance conditions at the target level.

Compensation expense recognized for profits interest participation rights, including PRPUs, is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value.  As of March 31, 2019, the total estimated unrecognized compensation expense was approximately $38,066, and the Company expects to amortize such expense over a weighted-average period of approximately 0.9 years subsequent to March 31, 2019.

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

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the three month periods ended March 31, 2019 and 2018:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2019	$76,362	$188,022
Granted	101,017	101,017
Settled	-	(62,997)
Forfeited	(210)	(314)
Amortization	(16,380)	-
Change in fair value related to:
Increase in fair value of underlying investments	-	13,870
Adjustment for estimated forfeitures	-	1,658
Other	1,118	715
Balance, March 31, 2019	$161,907	$241,971

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2018	$60,355	$182,301
Granted	103,947	103,947
Settled	-	(72,979)
Forfeited	(84)	(138)
Amortization	(15,373)	-
Change in fair value related to:
Decrease in fair value of underlying investments	-	(1,436)
Adjustment for estimated forfeitures	-	517
Other	251	204
Balance, March 31, 2018	$149,096	$212,416

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.0 years subsequent to March 31, 2019.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Amortization, net of forfeitures	$17,934	$15,836
Change in the fair value of underlying investments	13,870	(1,436)
Total	$31,804	$14,400

15.	EMPLOYEE BENEFIT PLANS

The Company provides retirement and other post-retirement benefits to certain of its employees through defined benefit pension plans (the “pension plans”). The Company also offers defined contribution plans to its employees. The pension plans generally provide benefits to participants based on average levels of compensation. Expenses related to the Company’s employee benefit plans are included in “compensation and benefits” expense for the service cost component, and “operating expenses—other” for the other components of benefit costs on the condensed consolidated statements of operations.

Employer Contributions to Pension Plans—The Company’s funding policy for its U.S. and non-U.S. pension plans is to fund when required or when applicable upon an agreement with the plans’ trustees. Management also evaluates from time to time whether to make voluntary contributions to the plans.

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s pension plans for the three month periods ended March 31, 2019 and 2018:

	Pension Plans
	Three Months Ended March 31,
	2019	2018
Components of Net Periodic Benefit Cost (Credit):
Service cost	$207	$230
Interest cost	3,902	4,062
Expected return on plan assets	(7,026)	(7,783)
Amortization of:
Prior service cost	29	-
Net actuarial loss (gain)	1,281	1,278
Settlement loss	1,783	-
Net periodic benefit cost (credit)	$176	$(2,213)

16.	INCOME TAXES

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

The Company recorded income tax provisions of $23,187 and $24,167 for the three month periods ended March 31, 2019 and 2018, respectively, representing effective tax rates of 19.4% and 13.0%, respectively. The difference between the U.S. federal statutory rate of 21.0% and the effective tax rates reflected above principally relates to (i) excess net tax benefit for share-based incentive compensation, (ii) foreign source income (loss) not subject to U.S. income taxes (including interest on intercompany financings), (iii) taxes payable to foreign jurisdictions that are not offset against U.S. income taxes, (iv) change in the U.S. federal valuation allowance affecting the provision for income taxes, (v) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate, and (vi) impact of U.S. tax reform, including base erosion and anti-abuse tax.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

17.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

The Company’s basic and diluted net income per share calculations for the three month periods ended March 31, 2019 and 2018 are computed as described below.

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

The calculations of the Company’s basic and diluted net income per share and weighted average shares outstanding for the three month periods ended March 31, 2019 and 2018 are presented below:

	Three Months Ended
	March 31,
	2019	2018
Net income attributable to Lazard Ltd - basic	$97,042	$159,692
Net income attributable to Lazard Ltd - diluted	$97,042	$159,692
Weighted average number of shares of Class A common stock outstanding	111,617,642	119,695,749
Add - adjustment for shares of Class A common stock issuable on a non-contingent basis	326,613	234,357
Weighted average number of shares of Class A common stock outstanding - basic	111,944,255	119,930,106
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of Class A common stock issuable from share-based incentive compensation	8,875,829	12,212,288
Weighted average number of shares of Class A common stock outstanding - diluted	120,820,084	132,142,394
Net income attributable to Lazard Ltd per share of Class A common stock:
Basic	$0.87	$1.33
Diluted	$0.80	$1.21

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

18.	RELATED PARTIES

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Investment advisory fees relating to such services were $144,170 and $181,309 for the three month periods ended March 31, 2019 and 2018, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $52,040 and $59,304 remained as receivables at March 31, 2019 and December 31, 2018, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.

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

The cumulative liability relating to our obligations under the Amended and Restated Tax Receivable Agreement as of March 31, 2019 and December 31, 2018 was $246,966 and $270,640, respectively, and is recorded in “tax receivable agreement obligation” on the condensed consolidated statements of financial condition. The balance at March 31, 2019 reflects a payment made under the Amended and Restated Tax Receivable Agreement in the three months ended March 31, 2019 of $23,674.

Other

In the first quarter of 2019, the Company recognized approximately $3,000 of investment banking and other advisory fees pertaining to financial advisory services provided to a company of which a member of the Company’s Board of Directors served as Chairman and CEO. The engagement terms were negotiated in the ordinary course of business on an arms-length basis.

See Note 13 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

19.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At March 31, 2019, LFNY’s regulatory net capital was $62,245, which exceeded the minimum requirement by $60,157. LFNY’s aggregate indebtedness to net capital ratio was 0.50:1 as of March 31, 2019.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At March 31, 2019, the aggregate regulatory net capital of the U.K. Subsidiaries was $175,591, which exceeded the minimum requirement by $158,550.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At March 31, 2019, the consolidated regulatory net capital of CFLF was $125,741, which exceeded the minimum requirement set for regulatory capital levels by $70,978. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At December 31, 2018, the regulatory net capital of the combined European regulated group was $157,783, which exceeded the minimum requirement set for regulatory capital levels by $56,330. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At March 31, 2019, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $151,125, which exceeded the minimum required capital by $122,820.

At March 31, 2019, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the three month periods ended March 31, 2019 and 2018 is prepared using the following methodology:

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

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended
		March 31,
		2019	2018
Financial Advisory	Net Revenue	$338,370	$409,121
	Operating Expenses	280,261	324,696
	Operating Income	$58,109	$84,425
Asset Management	Net Revenue	$301,833	$354,283
	Operating Expenses	207,348	229,669
	Operating Income	$94,485	$124,614
Corporate	Net Revenue	$3,471	$(8,706)
	Operating Expenses	36,402	14,505
	Operating Loss	$(32,931)	$(23,211)
Total	Net Revenue	$643,674	$754,698
	Operating Expenses	524,011	568,870
	Operating Income	$119,663	$185,828

	As Of
	March 31, 2019	December 31, 2018
Total Assets
Financial Advisory	$1,087,986	$859,306
Asset Management	698,694	728,220
Corporate	3,712,797	3,409,715
Total	$5,499,477	$4,997,241

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Ltd’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”). All references to “2019,” “2018,” “first quarter” or “the period” refer to, as the context requires, the three month periods ended March 31, 2019 and March 31, 2018.

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

Our principal sources of revenue are derived from activities in the following business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding M&A, capital advisory, restructurings, shareholder advisory, sovereign advisory, capital raising and other strategic advisory, and

•

Asset Management, which offers a broad range of global investment solutions and investment management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.

In addition, we record selected other activities in our Corporate segment, including management of cash, investments, deferred tax assets, outstanding indebtedness, certain contingent obligations, and assets and liabilities associated with Lazard Group’s Paris-based subsidiary, Lazard Frères Banque SA (“LFB”).

Our consolidated net revenue was derived from the following segments:

	Three Months Ended
	March 31,
	2019	2018
Financial Advisory	53%	54%
Asset Management	47	47
Corporate	-	(1)
Total	100%	100%

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

On an ongoing basis, regional, macroeconomic and geopolitical factors, including trade policy and regional tax and regulatory reform, may impact our business. The U.S. economy remains healthy. The European economy’s growth rate has slowed. Global borrowing costs remain low.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•

Financial Advisory—The fundamentals for continued M&A activity appear to remain in place. We believe our Financial Advisory business is in a strong competitive position as demand continues for expert, independent strategic advice that can be levered across geographies and our range of capabilities. The global scale and breadth of our Financial Advisory business allows us to advise on a wide range of strategic and restructuring transactions across a variety of industries. In addition, we believe our businesses throughout the emerging markets position us for growth in these markets, while enhancing our relationships with, and the services that we can provide to, clients in other economies. We continue to invest for growth in our Financial Advisory business and to hire talented senior professionals selectively.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions, including the subset of completed transactions involving values greater than $500 million, decreased in the first quarter of 2019 as compared to 2018. With respect to announced M&A transactions, the value and number of all transactions, including the subset of announced transactions involving values greater than $500 million, decreased in the first quarter of 2019 as compared to 2018.

	Three Months Ended
	March 31,
	2019	2018	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$848	$935	(9)%
Number	7,116	9,547	(25)%
Deals Greater than $500 million:
Value	$671	$716	(6)%
Number	251	310	(19)%
Announced M&A Transactions:
All deals:
Value	$1,013	$1,177	(14)%
Number	7,392	9,586	(23)%
Deals Greater than $500 million:
Value	$834	$956	(13)%
Number	243	313	(22)%

Source: Dealogic as of April 3, 2019.

Global restructuring activity during the first quarter of 2019, as measured by the number of corporate defaults, decreased as compared to the first quarter of 2018. The number of defaulting issuers decreased to 20 in the first quarter of 2019, according to Moody’s Investors Service, Inc., as compared to 30 in the first quarter of 2018.

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

Asset Management

Equity market indices for major markets at March 31, 2019 generally increased as compared to such indices at December 31, 2018. The percentage change in major equity market indices at March 31, 2019, as compared to such indices at December 31, 2018, and at March 31, 2018, is shown in the table below.

	Percentage Changes March 31, 2019 vs.
	December 31, 2018	March 31, 2018
MSCI World Index	13%	5%
Euro Stoxx	12%	4%
MSCI Emerging Market	10%	(7)%
S&P 500	14%	9%

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

Although Corporate segment net revenue during 2019 is not significant compared to Lazard’s net revenue, total assets in the Corporate segment represented 68% of Lazard’s consolidated total assets as of March 31, 2019, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, deferred tax assets and certain assets associated with LFB.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards, including (a) share-based incentive compensation under the Lazard Ltd 2018 Incentive Compensation Plan (the “2018 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”), and (b) LFI and other similar deferred compensation arrangements (see Note 14 of Notes to Condensed Consolidated Financial Statements), (iii) a provision for discretionary or guaranteed cash bonuses and profit pools and (iv) when applicable, severance payments. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our actual and forecasted operating and financial performance, staffing levels, estimated forfeiture rates, competitive pay conditions and the nature of revenues earned, as well as the mix between current and deferred compensation.

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
(i)

the deferred incentive compensation awards granted in the year-end compensation process with respect to the fiscal year (e.g., deferred incentive compensation awards granted in 2019 related to the 2018 year-end compensation process), including performance-based restricted stock unit (“PRSU”) and performance-based restricted participation unit (“PRPU”) awards (based on the target payout level);

(ii)

the portion of investments in people (e.g., “sign-on” bonuses or retention awards) and other special deferred incentive compensation awards that is applicable to the fiscal year the award becomes effective; and

(iii)	amounts in excess of the target payout level for PRSU and PRPU awards at the end of their respective performance periods; and
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

Our operating expenses also include “non-compensation expense”, which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and other expenses. Our occupancy costs represent a significant portion of our aggregate operating expenses and are subject to change from time to time, particularly as leases for real property expire and are renewed or replaced with new, long-term leases for the same or other real property. In 2019, non-compensation expense included expenses related to the redemption of the Company’s 4.25% senior notes due 2020 (the “2020 Notes”).

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

See “Critical Accounting Policies and Estimates—Income Taxes” below and Notes 16 and 18 of Notes to Condensed Consolidated Financial Statements for additional information regarding income taxes, our deferred tax assets and the tax receivable agreement obligation.

Noncontrolling Interests

Noncontrolling interests primarily consist of amounts related to Edgewater’s management vehicles that the Company is deemed to control but not own, and profits interest participation rights. See Note 13 of Notes to Condensed Consolidated Financial Statements for information regarding the Company’s noncontrolling interests.

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

A portion of our net revenue is derived from transactions that are denominated in currencies other than the U.S. Dollar. Net revenue for the three month period ended March 31, 2019 was negatively impacted by exchange rate movements in comparison to the relevant prior year period. The majority of the impact to net revenue was offset by the impact of the exchange rate movements on our operating expenses during the periods denominated in currencies other than the U.S. Dollar.

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP. Selected financial data derived from the Company’s reported condensed consolidated results of operations is set forth below, followed by a more detailed discussion of both the consolidated and business segment results.

	Three Months Ended
	March 31,
	2019	2018
	($ in thousands)
Net Revenue	$643,674	$754,698
Operating Expenses:
Compensation and benefits	372,254	405,047
Non-compensation	148,287	162,957
Amortization and other acquisition-related costs	3,470	866
Total operating expenses	524,011	568,870
Operating Income	119,663	185,828
Provision for income taxes	23,187	24,167
Net Income	96,476	161,661
Less - Net Income (Loss) Attributable to Noncontrolling Interests	(566)	1,969
Net Income Attributable to Lazard Ltd	$97,042	$159,692
Operating Income, as a % of net revenue	18.6%	24.6%

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

	Three Months Ended
	March 31,
	2019	2018
	($ in thousands)
Operating Revenue:
Net revenue	$643,674	$754,698
Adjustments:
Interest expense (a)	16,789	12,532
Distribution fees, reimbursable deal costs and bad debt expense (b)	(24,332)	(39,514)
Revenue related to noncontrolling interests (c)	(2,271)	(5,217)
(Gains) losses on investments pertaining to LFI (d)	(13,870)	1,436
Operating revenue	$619,990	$723,935

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

	Three Months Ended
	March 31,
	2019	2018
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$372,254	$405,047
Adjustments:
Noncontrolling interests (a)	(1,890)	(2,527)
(Charges) credits pertaining to LFI (b)	(13,870)	1,436
Adjusted compensation and benefits expense	$356,494	$403,956
Adjusted compensation and benefits expense, as a % of operating revenue	57.5%	55.8%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)

Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

	Three Months Ended
	March 31,
	2019	2018
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$148,287	$162,957
Adjustments:
Expenses associated with ERP system implementation (a)	(3,205)	(7,426)
Expenses related to office space reorganization (b)	-	(1,389)
Distribution fees, reimbursable deal costs and bad debt expense (c)	(24,332)	(39,514)
Charges pertaining to senior debt refinancing (d)	(4,243)	-
Noncontrolling interests (e)	(770)	(547)
Adjusted non-compensation expense	$115,737	$114,081
Adjusted non-compensation expense, as a % of operating revenue	18.7%	15.8%

(a)	Represents expenses associated with the Enterprise Resource Planning (“ERP”) system implementation.
(b)	Represents incremental rent expense and lease abandonment costs related to office space reorganization.
(c)

Represents certain distribution fees and reimbursable deal costs paid to third parties for which an equal amount is excluded from both operating revenue and non-compensation expense, respectively, and excludes bad debt expense, which represents fees that are deemed uncollectible.

(d)

In 2019, represents charges pertaining to the partial redemption of the Company’s 2020 Notes due to the non-operating nature of such transaction. See “—Liquidity and Capital Resources—Financing Activities” below.

(e)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.

	Three Months Ended
	March 31,
	2019	2018
	($ in thousands)
Earnings From Operations:
Operating revenue	$619,990	$723,935
Deduct:
Adjusted compensation and benefits expense	(356,494)	(403,956)
Adjusted non-compensation expense	(115,737)	(114,081)
Earnings from operations	$147,759	$205,898
Earnings from operations, as a % of operating revenue	23.8%	28.4%

Headcount information is set forth below:

	As of
	March 31, 2019	December 31, 2018	March 31, 2018
Headcount:
Managing Directors:
Financial Advisory	181	166	169
Asset Management	110	102	101
Corporate	17	17	17
Total Managing Directors	308	285	287
Other Business Segment Professionals and Support Staff:
Financial Advisory	1,337	1,312	1,277
Asset Management	1,004	1,014	942
Corporate	398	385	371
Total	3,047	2,996	2,877

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

Three Months Ended March 31, 2019 versus March 31, 2018

The Company reported net income attributable to Lazard Ltd of $97 million, as compared to net income attributable to Lazard Ltd of $160 million in the 2018 period.

Net revenue decreased $111 million, or 15%, with operating revenue decreasing $104 million, or 14%, as compared to the 2018 period. Fee revenue from investment banking and other advisory activities decreased $73 million, or 18%, as compared to the 2018 period. Asset management fees, including incentive fees, decreased $46 million, or 14%, as compared to the 2018 period, primarily due to a decrease in average AUM. In the aggregate, interest income, other revenue and interest expense increased $8 million, or 96%, as compared to the 2018 period, primarily due to higher income attributable to investments held in connection with LFI.

Compensation and benefits expense decreased $33 million, or 8%, as compared to the 2018 period, primarily associated with decreased operating revenue.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $356 million, a decrease of $48 million, or 12%, as compared to $404 million in the 2018 period. The ratio of adjusted compensation and benefits expense to operating revenue was 57.5% for the 2019 period, as compared to 55.8% for the 2018 period and 55.1% for full-year 2018.

Non-compensation expense decreased $15 million, or 9%, as compared to the 2018 period primarily due to higher bad debt expense in the 2018 period and lower fund administration fees in the 2019 period. Adjusted non-compensation expense was substantially unchanged as compared to the 2018 period. The ratio of adjusted non-compensation expense to operating revenue was 18.7% for the 2019 period, as compared to 15.8% for the 2018 period.

Amortization and other acquisition-related costs increased $3 million, as compared to the 2018 period primarily due to the change in the fair market value of contingent consideration.

Operating income decreased $66 million, or 36%, as compared to the 2018 period.

Earnings from operations decreased $58 million, or 28%, as compared to the 2018 period, and, as a percentage of operating revenue, was 23.8%, as compared to 28.4% in the 2018 period.

The provision for income taxes reflects an effective tax rate of 19.4%, as compared to 13.0% for the 2018 period. The increase in the effective tax rate is primarily due to a reduction in excess net tax benefits related to share-based incentive compensation and the impact of U.S. tax reform primarily related to base erosion and anti-abuse tax.

Net income attributable to noncontrolling interests decreased $3 million as compared to the 2018 period.

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

Financial Advisory

The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended
	March 31,
	2019	2018
	($ in thousands)
Net Revenue	$338,370	$409,121
Operating Expenses	280,261	324,696
Operating Income	$58,109	$84,425
Operating Income, as a % of net revenue	17.2%	20.6%

Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended
	March 31,
	2019	2018
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	63	74
Percentage of total Financial Advisory net revenue from top 10 clients	43%	38%
Number of M&A transactions completed with values greater than $500 million (a)	17	28

(a)	Source: Dealogic as of April 3, 2019.

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

	Three Months Ended
	March 31,
	2019	2018
Americas	65%	52%
EMEA	32	42
Asia Pacific	3	6
Total	100%	100%

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

Three Months Ended March 31, 2019 versus March 31, 2018

Financial Advisory net revenue decreased $71 million, or 17%, as compared to the 2018 period, primarily due to a decrease in the number of transactions involving fees greater than $5 million as compared to 2018.

Operating expenses decreased $44 million, or 14%, as compared to the 2018 period, primarily due to a decrease in compensation and benefits expense associated with decreased operating revenue.

Financial Advisory operating income was $58 million, a decrease of $26 million, or 31%, as compared to the 2018 period and, as a percentage of net revenue, was 17.2%, as compared to 20.6% in the 2018 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	March 31, 2019	December 31, 2018
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$45,112	$41,899
Global	46,788	41,490
Local	40,083	36,020
Multi-Regional	63,112	57,589
Total Equity	195,095	176,998
Fixed Income:
Emerging Markets	15,308	14,980
Global	6,410	4,851
Local	5,378	6,113
Multi-Regional	7,912	6,994
Total Fixed Income	35,008	32,938
Alternative Investments	2,659	2,430
Private Equity	1,393	1,469
Cash Management	824	899
Total AUM	$234,979	$214,734

Total AUM at March 31, 2019 was $235 billion, an increase of $20 billion, or 9%, as compared to total AUM of $215 billion at December 31, 2018, due to market appreciation and net inflows, partially offset by foreign exchange depreciation. Average AUM for the first quarter of 2019 decreased 11% as compared to the first quarter of 2018 and increased 2% as compared to the fourth quarter of 2018.

As of both March 31, 2019 and December 31. 2018, approximately 88% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors. As of both March 31, 2019 and December 31, 2018, approximately 12% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals.

As of both March 31, 2019 and December 31, 2018, AUM with foreign currency exposure represented approximately 70% of our total AUM. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$176,998	$6,398	$(7,229)	$(831)	$19,564	$(636)	$195,095
Fixed Income	32,938	2,618	(1,884)	734	1,568	(232)	35,008
Other	4,798	519	(384)	135	(44)	(13)	4,876
Total	$214,734	$9,535	$(9,497)	$38	$21,088	$(881)	$234,979

(a)

Inflows in the Equity asset class were primarily attributable to the Global, Emerging Markets and Multi-Regional platforms, and inflows in the Fixed Income asset class were primarily attributable to the Global, Multi-Regional and Emerging Markets platforms. Outflows in the Equity asset class were primarily attributable to the Global, Emerging Markets and Multi-Regional platforms, and outflows in the Fixed Income asset class were primarily attributable to the Emerging Markets and Global platforms.

	Three Months Ended March 31, 2018
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

As of April 17, 2019, AUM was $240.6 billion, a $5.6 billion increase since March 31, 2019. The increase in AUM was due to market appreciation of $5.4 billion and foreign exchange appreciation of $0.4 billion, partially offset by net outflows of $0.2 billion.

Average AUM for the three month periods ended March 31, 2019 and 2018 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended
	March 31,
	2019	2018
	($ in millions)
Average AUM by Asset Class:
Equity	$189,221	$214,035
Fixed Income	34,716	36,794
Alternative Investments	2,693	2,916
Private Equity	1,415	1,460
Cash Management	792	604
Total Average AUM	$228,837	$255,809

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended
	March 31,
	2019	2018
	($ in thousands)
Net Revenue	$301,833	$354,283
Operating Expenses	207,348	229,669
Operating Income	$94,485	$124,614
Operating Income, as a % of net revenue	31.3%	35.2%

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended
	March 31,
	2019	2018
Americas	55%	56%
EMEA	34	34
Asia Pacific	11	10
Total	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended March 31, 2019 versus March 31, 2018

Asset Management net revenue decreased $52 million, or 15%, as compared to the 2018 period. Management fees and other revenue was $301 million, a decrease of $47 million, or 14%, as compared to $348 million in the 2018 period, primarily due a decrease in average AUM. Incentive fees were $1 million, a decrease of $5 million as compared to $6 million in the 2018 period.

Operating expenses decreased $22 million, or 10%, as compared to the 2018 period, primarily due to a decrease in compensation and benefits expense associated with decreased operating revenue, as well as lower fund administration fees.

Asset Management operating income was $94 million, a decrease of $30 million, or 24%, as compared to operating income of $125 million in the 2018 period and, as a percentage of net revenue, was 31.3%, as compared to 35.2% in the 2018 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended
	March 31,
	2019	2018
	($ in thousands)
Interest Income	$2,841	$2,320
Interest Expense	(17,016)	(13,012)
Net Interest (Expense)	(14,175)	(10,692)
Other Revenue	17,646	1,986
Net Revenue (Expense)	3,471	(8,706)
Operating Expenses	36,402	14,505
Operating Income (Loss)	$(32,931)	$(23,211)

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended March 31, 2019 versus March 31, 2018

Net interest expense increased $3 million, or 33%, as compared to the 2018 period.

Other revenue increased $16 million as compared to the 2018 period, primarily due to higher income in the 2019 period attributable to investments held in connection with LFI.

Operating expenses increased $22 million as compared to the 2018 period, primarily due to an increase in compensation and benefits expense, including an increase in charges pertaining to LFI.

Cash Flows

The Company’s cash flows are influenced primarily by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to shareholders, payments of incentive compensation to managing directors and employees and purchases of Class A common stock. Cash flows were also affected in 2019 by Lazard Group’s issuance of $500 million aggregate principal amount of its 4.375% senior notes maturing in 2029 (the “2029 Notes”) and the partial redemption of the 2020 Notes.

M&A and other advisory and Asset Management fees are generally collected within 60 days of billing, while Restructuring fee collections may extend beyond 60 days, particularly those that involve bankruptcies with court-ordered holdbacks. Fees from our Private Capital Advisory activities are generally collected over a four-year period from billing and typically include an interest component.

The Company makes cash payments for, or in respect of, a significant portion of its incentive compensation during the first three months of each calendar year with respect to the prior year’s results. The Company also paid a special dividend in February 2019 and February 2018.

Summary of Cash Flows:

	Three Months Ended
	March 31,
	2019	2018
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$96	$162
Adjustments to reconcile net income to net cash provided by operating activities (a)	137	116
Other operating activities (b)	(394)	(316)
Net cash provided by (used in) operating activities	(161)	(38)
Investing activities	(6)	(15)
Financing activities (c)	94	(587)
Effect of exchange rate changes	(30)	49
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(103)	(591)
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	2,292	2,455
End of Period	$2,189	$1,864

(a)	Consists of the following:

	Three Months Ended
	March 31,
	2019	2018
	($ in millions)
Depreciation and amortization of property	$8	$8
Noncash lease expense	11	-
Amortization of deferred expenses and share-based incentive compensation	105	101
Deferred tax provision	5	6
Amortization and other acquisition-related costs	4	1
Loss on extinguishment of debt	4	-
Total	$137	$116

(b)	Includes net changes in operating assets and liabilities.
(c)

Consists primarily of purchases of shares of Class A common stock, tax withholdings related to the settlement of vested restricted stock units (“RSUs”), vested restricted stock awards and vested PRSUs, Class A common stock dividends, changes in customer deposits, distributions to noncontrolling interest holders and activity relating to borrowings (including in 2019, the partial redemption of the 2020 Notes and the issuance of the 2029 Notes).

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

Liquidity is significantly impacted by cash payments for, or in respect of, incentive compensation, a significant portion of which are made during the first three months of the year. As a consequence, cash on hand generally declines in the beginning of the year and gradually builds over the remainder of the year. We also pay certain tax advances during the year on behalf of certain managing directors, which serve to reduce their respective incentive compensation payments. We expect this seasonal pattern of cash flow to continue.

Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”. In the first quarter of 2019, as reflected on the condensed consolidated statements of financial condition, both “deposits with banks and short-term investments” and “deposits and other customer payables” increased as compared to December 31, 2018, due to a higher level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.

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

We regularly monitor our liquidity position, including cash levels, investments in U.S. Treasury securities, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of Class A common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At March 31, 2019, Lazard had approximately $1,011 million of cash, with such amount including approximately $591 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings. We expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of March 31, 2019, Lazard had approximately $168 million in unused lines of credit available to it, including a $150 million, five-year, senior revolving credit facility with a group of lenders that expires in September 2020 (the “Amended and Restated Credit Agreement”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $17 million.

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

Financing Activities

The table below sets forth our corporate indebtedness as of March 31, 2019 and December 31, 2018. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		March 31, 2019			December 31, 2018
Senior Debt	Maturity Date	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2020 Senior Notes	2020	$82.1	$0.3	$81.8	$250.0	$0.9	$249.1
Lazard Group 2025 Senior Notes	2025	400.0	2.8	397.2	400.0	2.9	397.1
Lazard Group 2027 Senior Notes	2027	300.0	3.1	296.9	300.0	3.2	296.8
Lazard Group 2028 Senior Notes	2028	500.0	8.5	491.5	500.0	8.8	491.2
Lazard Group 2029 Senior Notes	2029	500.0	8.1	491.9	-	-	-
		$1,782.1	$22.8	$1,759.3	$1,450.0	$15.8	$1,434.2

During March 2019, Lazard Group completed an offering of the 2029 Notes. Lazard Group used a portion of the net proceeds of the 2029 Notes to redeem or otherwise retire the remaining 2020 Notes in transactions that occurred during March 2019 and April 2019. See Note 11 of Notes to Condensed Consolidated Financial Statements.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, along with the use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months.

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended March 31, 2019, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.74 to 1.00 and its Consolidated Interest Coverage Ratio being 17.83 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of March 31, 2019.

In addition, the Amended and Restated Credit Agreement, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At March 31, 2019, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 11 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Stockholders’ Equity

At March 31, 2019, total stockholders’ equity was $771 million, as compared to $970 million at December 31, 2018, including $701 million and $917 million attributable to Lazard Ltd on the respective dates. The net activity in stockholders’ equity during the three month period ended March 31, 2019 is reflected in the table below (in millions of dollars):

Stockholders’ Equity - January 1, 2019	$970
Increase (decrease) due to:
Net income	96
Other comprehensive income	5
Amortization of share-based incentive compensation	85
Purchase of Class A common stock	(192)
Settlement of share-based incentive compensation (a)	(87)
Class A common stock dividends	(103)
Other - net	(3)
Stockholders’ Equity - March 31, 2019	$771

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

Three Months Ended March 31:	Number of Shares Purchased	Average Price Per Share
2018	2,662,286	$54.82
2019	5,177,948	$37.10

As of March 31, 2019, a total of $403 million of share repurchase authorization remained available under the Company’s share repurchase program, all of which will expire on December 31, 2020.

During the three month period ended March 31, 2019, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, pursuant to which it effected stock repurchases in the open market.

On April 24,2019, the Board of Directors of Lazard declared a quarterly dividend of $0.47 per share on our Class A common stock.  The dividend is payable on May 17, 2019, to stockholders of record on May 6, 2019.

The Company plans to continue to deploy excess cash and may do so in a variety of ways, which may include repurchasing outstanding shares of Class A common stock, paying dividends to stockholders and repurchasing its outstanding debt.

See Notes 13 and 14 of Notes to Condensed Consolidated Financial Statements for additional information regarding Lazard’s stockholders’ equity and incentive plans, respectively.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of March 31, 2019:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior debt (including interest) (a)	$2,392,263	$153,721	$140,500	$140,500	$1,957,542
Operating leases (exclusive of $25,565 of committed sublease income)	728,992	60,040	149,336	108,077	411,539
Investment capital funding commitments (b)	8,338	8,338	-	-	-
Total (c)	$3,129,593	$222,099	$289,836	$248,577	$2,369,081

(a)

During March 2019, Lazard Group completed an offering of $500,000 aggregate principal amount of the 2029 Notes. Interest on the 2029 Notes is payable semi-annually on March 11 and September 11 of each year, beginning September 11, 2019. Lazard Group used a portion of the net proceeds of the 2029 Notes during March and April 2019 to redeem or otherwise retire the remaining $250,000 of the 2020 Notes. See Note 11 of Notes to Condensed Consolidated Financial Statements.

(b)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $14,437 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders. See Note 6 of Notes to Condensed Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.

(c)

The table above excludes contingent obligations, given the inability to make a reasonably reliable estimate of the timing of the amounts of any such payments. The table above also excludes any possible payments for uncertain tax positions and payments pursuant to the Company’s tax receivable agreement, given that the actual amount and timing of payments under the tax receivable agreement could differ materially from our estimates. At March 31, 2019, a tax receivable agreement obligation of $246,966 was recorded on the condensed consolidated statements of financial condition. See “Critical Accounting Policies and Estimates – Income Taxes” below. See also Notes 12, 14, 15, 16 and 18 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans, income taxes and tax receivable agreement obligations, respectively.

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

We recognize a deferred tax asset if it is more likely than not (defined as a likelihood of greater than 50%) that a tax benefit will be accepted by a taxing authority. The measurement of deferred tax assets and liabilities is based upon currently enacted tax rates in the applicable jurisdictions. At December 31, 2018, on a consolidated basis, we recorded gross deferred tax assets of approximately $736 million, with such amount partially offset by a valuation allowance of approximately $73 million (as described below).

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

Certain of our tax-paying entities have individually experienced losses on a cumulative three year basis or have tax attributes that may expire unused. In addition, one of our tax-paying entities has recorded a valuation allowance on substantially all of its deferred tax assets due to the combined effect of operating losses in certain subsidiaries of that entity as well as foreign taxes that together substantially offset any U.S. tax liability. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets held by these entities will be realized. Consequently, we have recorded valuation allowances on $73 million of deferred tax assets held by these entities as of December 31, 2018.

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

See Item 1A, “Risk Factors” in our Form 10-K and Note 16 of Notes to Condensed Consolidated Financial Statements for additional information related to income taxes.

Amended and Restated Tax Receivable Agreement

During the period ended June 30, 2015, we released substantially all of our valuation allowance against deferred tax assets. As a result, we accrued a corresponding liability during the period ended June 30, 2015 for amounts relating to the Second Amended and Restated Tax Receivable Agreement, dated as of October 26, 2015 (the “Amended and Restated Tax Receivable Agreement”), between Lazard and LTBP Trust (the “Trust”). See Note 18 of Notes to Condensed Consolidated Financial Statements for additional information regarding the Amended and Restated Tax Receivable Agreement.

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

The cumulative liability relating to our obligations under the Amended and Restated Tax Receivable Agreement recorded as of March 31, 2019 and December 31, 2018 was $247 million and $271 million, respectively, and is recorded in “tax receivable agreement obligation” on the condensed consolidated statements of financial condition.

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

Data relating to investments is set forth below:

	March 31, 2019	December 31, 2018
	($ in thousands)
Seed investments by asset class:
Equities (a)	$83,561	$73,410
Fixed income	10,064	9,548
Alternative investments	31,323	7,131
Total seed investments	124,948	90,089
Other investments owned:
Private equity (b)	41,823	41,788
Interest-bearing deposits	516	510
Fixed income and other (c)	272,880	226,346
Total other investments owned	315,219	268,644
Subtotal	440,167	358,733
Add:
Private equity consolidated, not owned (d)	13,728	14,555
LFI (e)	161,886	201,860
Total investments	$615,781	$575,148

(a)	At March 31, 2019 and December 31, 2018, seed investments in directly owned equity securities were invested as follows:

	March 31, 2019	December 31, 2018
Percentage invested in:
Financials	29%	30%
Consumer	29	28
Industrial	11	13
Technology	13	14
Other	18	15
Total	100%	100%

(b)

Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $27 million as of both March 31, 2019 and December 31, 2018, respectively.

(c)

At March 31, 2019 and December 31, 2018, includes investments in U.S. Treasury securities of approximately $249 million and $200 million, respectively, with original maturities of greater than three months and less than one year.

(d)

Represents private equity investments that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “stockholders’ equity” on the condensed consolidated statements of financial condition.

(e)

Composed of investments held in connection with LFI and other similar deferred compensation arrangements. The market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to awards expected to vest. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives.  LFI investments held in entities in which the Company maintained a controlling interest were $4 million in one entity as of March 31, 2019, as compared to $69 million in three entities as of December 31, 2018.

At March 31, 2019 and December 31, 2018, total investments with a fair value of $615 million and $575 million, respectively, included $81 million and $57 million, respectively, or 13% and 10%, respectively, of investments that were classified using NAV or its equivalent as a practical expedient. See Notes 5 and 6 of Notes to Condensed Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of March 31, 2019 and December 31, 2018, the Company held seed investments of approximately $125 million and $90 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $56 million in nine entities as of March 31, 2019, as compared to $31 million in eight entities as of December 31, 2018.

As of March 31, 2019 and December 31, 2018, the Company did not consolidate or deconsolidate any seed investment entities or LFI investment entities. As such, 100% of the recorded balance of seed investments and LFI investments as of March 31, 2019 and December 31, 2018 represented the Company’s economic interest in the seed investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed and LFI investment entities.

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

Goodwill

In accordance with current accounting guidance, goodwill has an indefinite life and is tested for impairment annually, as of November 1, or more frequently if circumstances indicate impairment may have occurred. The Company performs a qualitative evaluation about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of actually calculating the fair value of the reporting unit. See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information regarding goodwill.

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

Lazard makes seed and LFI investments in certain entities that are considered VOEs and often require consolidation as a result of our investment. The impact of seed and LFI investment entities that require consolidation on the condensed consolidated financial statements, including any consolidation or deconsolidation of such entities, is not material to our financial statements. Our exposure to loss from entities in which we have made such investments is limited to the extent of our investment in, or investment commitment to, such entities. See “Critical Accounting Policies and Estimates—Investments” above for more information regarding our investments.

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

Equity Market Price Risk—At March 31, 2019 and December 31, 2018, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $111 million and $84 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $1.3 million and $0.8 million in the carrying value of such investments as of March 31, 2019 and December 31, 2018, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At March 31, 2019 and December 31, 2018, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $292 million and $245 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $1.3 million and $0.9 million in the carrying value of such investments as of March 31, 2019 and December 31, 2018, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At March 31, 2019 and December 31, 2018, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $49 million and $41 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a decrease of approximately $0.7 million and $0.1 million in the carrying value of such investments as of March 31, 2019 and December 31, 2018, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At both March 31, 2019 and December 31, 2018, the Company’s exposure to changes in fair value of such investments was approximately $42 million. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $4.2 million in the carrying value of such investments as of both March 31, 2019 and December 31, 2018.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At March 31, 2019, total receivables amounted to $695 million, net of an allowance for doubtful accounts of $43 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 72% and 28% of total receivables, respectively. At December 31, 2018, total receivables amounted to $686 million, net of an allowance for doubtful accounts of $40 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 73% and 27% of total receivables, respectively. At March 31, 2019 and December 31, 2018, the Company had receivables past due or deemed uncollectible of approximately $52 million and $42 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit (primarily for clients of LFG). At March 31, 2019 and December 31, 2018, customer receivables included $69 million and $64 million, respectively, of LFB loans, with such loans being fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $3 million and $12 million at March 31, 2019 and December 31, 2018, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $4 million and $1 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $242 million and $188 million at March 31, 2019 and December 31, 2018, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of March 31, 2019, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $10 million in the event interest rates were to increase by 1% and decrease by approximately $10 million if rates were to decrease by 1%.

As of March 31, 2019, the Company’s cash and cash equivalents totaled approximately $1,011 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, (iii) in short-term certificates of deposit from such banks and (iv) in short-term U.S. Treasury securities. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

As of January 1, 2019, we implemented a new enterprise resource planning (“ERP’) system, by transitioning certain of our operations, including the general ledger, to the new ERP system.  We have modified our existing controls infrastructure, as well as added other processes and internal controls, to adapt to our new ERP system and to take advantage of the increased functionality of the new system.

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

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Repurchases of Equity Securities

The following table sets forth information regarding Lazard’s purchases of its Class A common stock on a monthly basis during the first quarter of 2019. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2019
Share Repurchase Program (1)	2,235,000	$37.92	2,235,000	$210.8	million
Employee Transactions (2)	40,853	$36.32	-	-
February 1 – February 28, 2019
Share Repurchase Program (1)	259,836	$36.85	259,836	$501.2	million
Employee Transactions (2)	949,757	$36.73	-	-
March 1 – March 31, 2019
Share Repurchase Program (1)	2,683,112	$36.44	2,683,112	$403.4	million
Employee Transactions (2)	1,452,746	$37.37	-	-
Total
Share Repurchase Program (1)	5,177,948	$37.10	5,177,948	$403.4	million
Employee Transactions (2)	2,443,356	$37.10	-	-

(1)	During the three months ended March 31, 2019 and since 2017, the Board of Directors of Lazard authorized the repurchase of Class A common stock as set forth in the table below.

Date	Repurchase Authorization	Expiration
October 2017	$200,000	December 31, 2019
April 2018	$300,000	December 31, 2020
October 2018	$300,000	December 31, 2020
February 2019	$300,000	December 31, 2020

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

(2)

Under the terms of the 2008 Plan and the 2018 Plan, upon the vesting of RSUs, PRSUs, DSUs and delivery of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended March 31, 2019, the Company satisfied such obligations in lieu of issuing (i) 2,121,848 shares of Class A common stock upon the vesting or settlement of 6,473,925 RSUs and PRSUs and (ii) 321,508 shares of Class A common stock upon the vesting of 876,062 shares of restricted Class A common stock.

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

4.4

Seventh Supplemental Indenture, dated as of November 4, 2016, between Lazard Group LLC and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on November 7, 2016).

4.5

Eighth Supplemental Indenture, dated as of September 19, 2018, between Lazard Group LLC and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 19, 2018.

4.6

Ninth Supplemental Indenture, dated as of March 11, 2019, between Lazard Group LLC and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on March 11, 2019)

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

10.9*

Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 29, 2019, by and among the Registrant, Lazard Group LLC and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on April 3, 2019).

10.10*

Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 29, 2019, by and among the Registrant, Lazard Group LLC and Ashish Bhutani (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on April 3, 2019).

10.11*

Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 29, 2019, by and among the Registrant, Lazard Group LLC and Scott D. Hoffman (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on April 3, 2019).

10.12*

Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 29, 2019, by and among the Registrant, Lazard Group LLC and Evan L. Russo (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-324927) filed April 3, 2019).

10.13*

Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 29, 2019, by and among the Registrant, Lazard Group LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on April 3, 2019).

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

10.22*

Form of Agreement evidencing a grant of Restricted Stock under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2010).

10.23*

Form of Agreement evidencing a grant of Lazard Fund Interests (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 29, 2011).

10.24*	Form of Agreement for Performance-Based Profits Interest Participation Right Units under the 2018 Incentive Compensation Plan.

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Evan L. Russo.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Evan L. Russo.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 29, 2019

LAZARD LTD

By:	/s/ Evan L. Russo
Name:	Evan L. Russo
Title:	Chief Financial Officer

By:	/s/ Dominick Ragone
Name:	Dominick Ragone
Title:	Chief Accounting Officer