Form 10-Q
period 2019-06-30
Lazard Ltd
filed 2019-07-29
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

001-32492

(Commission File Number)

LAZARD LTD

(Exact name of registrant as specified in its charter)

Bermuda	98-0437848
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

Clarendon House

2 Church Street

Hamilton HM11, Bermuda

(Address of principal executive offices)

Registrant’s telephone number: (441) 295-1422

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	LAZ	New York Stock Exchange

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

As of July 19, 2019, there were 129,766,091 shares of the Registrant’s Class A common stock outstanding (including 22,883,607 shares held by subsidiaries).

TABLE OF CONTENTS

When we use the terms “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd’s primary operating asset is its indirect ownership as of June 30, 2019 of all of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2019 AND DECEMBER 31, 2018

(UNAUDITED)

(dollars in thousands, except for per share data)

	June 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$919,221	$1,246,537
Deposits with banks and short-term investments	1,301,520	1,006,969
Cash deposited with clearing organizations and other segregated cash	39,761	38,379
Receivables (net of allowance for doubtful accounts of $33,535 and $40,164 at June 30, 2019 and December 31, 2018, respectively):
Fees	502,846	501,397
Customers and other	202,268	184,137
	705,114	685,534
Investments	575,424	575,148
Property (net of accumulated amortization and depreciation of $351,119 and $339,770 at June 30, 2019 and December 31, 2018, respectively)	206,456	212,946
Operating lease right-of-use assets	477,432	-
Goodwill and other intangible assets (net of accumulated amortization of $66,908 and $65,949 at June 30, 2019 and December 31, 2018, respectively)	374,436	375,318
Deferred tax assets	589,076	597,776
Other assets	319,033	258,634
Total Assets	$5,507,473	$4,997,241

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2019 AND DECEMBER 31, 2018

(UNAUDITED)

(dollars in thousands, except for per share data)

	June 30,	December 31,
	2019	2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$1,480,684	$1,154,207
Accrued compensation and benefits	331,636	585,484
Operating lease liabilities	555,324	-
Senior debt	1,678,131	1,434,260
Tax receivable agreement obligation	246,953	270,640
Deferred tax liabilities	2,717	5,571
Other liabilities	494,150	576,986
Total Liabilities	4,789,595	4,027,148
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - no shares issued and outstanding	-	-
Series B - no shares issued and outstanding	-	-
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 129,766,091 shares issued at June 30, 2019 and December 31, 2018, including shares held by subsidiaries as indicated below)	1,298	1,298
Additional paid-in-capital	582,342	750,692
Retained earnings	1,179,901	1,195,563
Accumulated other comprehensive loss, net of tax	(271,984)	(273,818)
	1,491,557	1,673,735
Class A common stock held by subsidiaries, at cost (21,761,253 and 17,574,805 shares at June 30, 2019 and December 31, 2018, respectively)	(872,755)	(756,884)
Total Lazard Ltd Stockholders’ Equity	618,802	916,851
Noncontrolling interests	99,076	53,242
Total Stockholders’ Equity	717,878	970,093
Total Liabilities and Stockholders’ Equity	$5,507,473	$4,997,241

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUE
Investment banking and other advisory fees	$328,974	$421,444	$664,778	$830,170
Asset management fees	296,581	335,891	589,019	673,987
Interest income	4,013	2,138	7,813	4,848
Other	21,233	12,055	50,869	30,728
Total revenue	650,801	771,528	1,312,479	1,539,733
Interest expense	20,111	13,590	38,115	27,097
Net revenue	630,690	757,938	1,274,364	1,512,636
OPERATING EXPENSES
Compensation and benefits	372,470	416,159	744,724	821,206
Occupancy and equipment	30,953	29,240	59,248	59,478
Marketing and business development	28,784	28,228	56,768	53,887
Technology and information services	38,825	32,527	70,880	65,779
Professional services	19,144	16,714	33,361	29,145
Fund administration and outsourced services	28,493	33,227	57,423	68,411
Amortization and other acquisition-related (benefits) costs	5,042	(8,483)	8,512	(7,617)
Other	5,294	10,386	22,100	36,579
Total operating expenses	529,005	557,998	1,053,016	1,126,868
OPERATING INCOME	101,685	199,940	221,348	385,768
Provision for income taxes	28,172	51,561	51,359	75,728
NET INCOME	73,513	148,379	169,989	310,040
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	7,736	1,416	7,170	3,385
NET INCOME ATTRIBUTABLE TO LAZARD LTD	$65,777	$146,963	$162,819	$306,655
ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	111,981,204	120,306,257	111,962,729	120,118,182
Diluted	116,175,349	130,249,054	118,497,717	131,195,725
NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.57	$1.22	$1.44	$2.55
Diluted	$0.55	$1.13	$1.36	$2.34

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
NET INCOME	$73,513	$148,379	$169,989	$310,040
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	(7,053)	(43,453)	(3,273)	(26,107)
Employee benefit plans:
Actuarial gain (net of tax expense of $2,420 and $1,746 for the three months ended June 30, 2019 and 2018, respectively, and $2,720 and $404 for the six months ended June 30, 2019 and 2018, respectively)	2,812	8,300	2,861	3,286
Adjustment for items reclassified to earnings (net of tax expense of $174 and $468 for the three months ended June 30, 2019 and 2018, respectively, and $352 and $684 for the six months ended June 30, 2019 and 2018, respectively)	1,113	777	2,245	1,839
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(3,128)	(34,376)	1,833	(20,982)
COMPREHENSIVE INCOME	70,385	114,003	171,822	289,058
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	7,734	1,415	7,169	3,384
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD LTD	$62,651	$112,588	$164,653	$285,674

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

(dollars in thousands)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$169,989	$310,040
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	16,247	16,676
Noncash lease expense	26,720	-
Amortization of deferred expenses and share-based incentive compensation	226,629	225,647
Amortization and other acquisition-related (benefits) costs	8,512	(7,617)
Deferred tax provision	7,423	20,799
Loss on extinguishment of debt	6,505	-
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	(19,520)	(154,430)
Investments	7,228	(79,998)
Other assets	(107,740)	(131,314)
Accrued compensation and benefits and other liabilities	(259,428)	(135,027)
Net cash provided by operating activities	82,565	64,776
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(18,064)	(32,043)
Disposals of property	85	1,327
Net cash used in investing activities	(17,979)	(30,716)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of senior debt, net of expenses	491,875	-
Customer deposits, net	314,730	70,194
Contributions from noncontrolling interests	1,193	516
Payments for:
Senior debt	(255,746)	-
Distributions to noncontrolling interests	(7,811)	(5,060)
Payments under tax receivable agreement	(23,687)	(31,897)
Purchase of Class A common stock	(351,712)	(223,795)
Class A common stock dividends	(155,324)	(255,228)
Settlement of share-based incentive compensation	(96,089)	(109,218)
Other financing activities	(4,697)	(4,698)
Net cash used in financing activities	(87,268)	(559,186)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(8,701)	(46,762)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(31,383)	(571,888)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—January 1	2,291,885	2,454,806
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—June 30	$2,260,502	$1,882,918

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:
	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$919,221	$1,246,537
Deposits with banks and short-term investments	1,301,520	1,006,969
Cash deposited with clearing organizations and other segregated cash	39,761	38,379
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$2,260,502	$2,291,885

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2018

(UNAUDITED)

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’
	Shares	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity
Balance - April 1, 2018	129,766,091	$1,298	$619,430	$1,005,548	$(219,124)	9,359,466	$(410,591)	$996,561	$59,620	$1,056,181
Comprehensive income (loss):
Net income				146,963				146,963	1,416	148,379
Other comprehensive loss - net of tax					(34,375)			(34,375)	(1)	(34,376)
Amortization of share-based incentive compensation			87,010					87,010		87,010
Dividend equivalents			5,221	(6,135)				(914)		(914)
Class A common stock dividends ($0.44 per share)				(52,844)				(52,844)		(52,844)
Purchase of Class A common stock						1,485,240	(77,846)	(77,846)		(77,846)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $1,362			(60,943)			(1,124,811)	51,406	(9,537)		(9,537)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)			144					144		144
Dividend equivalents			1,151	(1,151)				-		-
Distributions to noncontrolling interests, net								-	(3,093)	(3,093)
Balance - June 30, 2018	129,766,091	$1,298	$652,013	$1,092,381	$(253,499)	9,719,895	$(437,031)	$1,055,162	$57,942	$1,113,104

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2018

(UNAUDITED)

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’
	Shares	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity
Balance - January 1, 2018	129,766,091	$1,298	$788,140	$1,080,413	$(232,518)	10,747,142	$(437,530)	$1,199,803	$59,102	$1,258,905
Comprehensive income (loss):
Net income				306,655				306,655	3,385	310,040
Other comprehensive loss - net of tax					(20,981)			(20,981)	(1)	(20,982)
Amortization of share-based incentive compensation			169,830					169,830		169,830
Dividend equivalents			33,627	(38,308)				(4,681)		(4,681)
Class A common stock dividends ($2.15 per share)				(255,228)				(255,228)		(255,228)
Purchase of Class A common stock						4,147,526	(223,795)	(223,795)		(223,795)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $7,512			(340,963)			(5,172,915)	224,233	(116,730)		(116,730)
Business acquisitions and related equity transactions:
Delivery of Class A common stock			(61)			(1,858)	61	-		-
Class A common stock issuable (including related amortization)			289					289		289
Dividend equivalents			1,151	(1,151)				-		-
Distributions to noncontrolling interests, net								-	(4,544)	(4,544)
Balance - June 30, 2018	129,766,091	$1,298	$652,013	$1,092,381	$(253,499)	9,719,895	$(437,031)	$1,055,162	$57,942	$1,113,104

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2019

(UNAUDITED)

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’
	Shares	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity
Balance - April 1, 2019	129,766,091	$1,298	$535,926	$1,171,754	$(268,858)	17,846,122	$(738,899)	$701,221	$70,151	$771,372
Comprehensive income (loss):
Net income				65,777				65,777	7,736	73,513
Other comprehensive loss - net of tax					(3,126)			(3,126)	(2)	(3,128)
Amortization of share-based incentive compensation			58,989					58,989	17,413	76,402
Dividend-equivalents			4,630	(5,574)				(944)	(687)	(1,631)
Class A common stock dividends ($0.47 per share)				(51,922)				(51,922)		(51,922)
Purchase of Class A common stock						4,537,055	(159,615)	(159,615)		(159,615)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $477			(30,714)			(621,924)	25,759	(4,955)		(4,955)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)			13,377					13,377		13,377
Dividend equivalents			134	(134)				-		-
Distributions to noncontrolling interests, net								-	(6,999)	(6,999)
Consolidation of VIEs								-	11,464	11,464
Balance - June 30, 2019	129,766,091	$1,298	$582,342	$1,179,901	$(271,984)	21,761,253	$(872,755)	$618,802	$99,076	$717,878

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2019

(UNAUDITED)

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’
	Shares	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity
Balance - January 1, 2019	129,766,091	$1,298	$750,692	$1,195,563	$(273,818)	17,574,805	$(756,884)	$916,851	$53,242	$970,093
Comprehensive income (loss):
Net income				162,819				162,819	7,170	169,989
Other comprehensive income (loss) - net of tax					1,834			1,834	(1)	1,833
Amortization of share-based incentive compensation			125,202					125,202	35,881	161,083
Dividend-equivalents			20,142	(22,761)				(2,619)	(2,062)	(4,681)
Class A common stock dividends ($1.41 per share)				(155,324)				(155,324)		(155,324)
Purchase of Class A common stock						9,715,003	(351,712)	(351,712)		(351,712)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $4,358			(327,572)			(5,528,555)	235,841	(91,731)		(91,731)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)			13,482					13,482		13,482
Dividend equivalents			396	(396)				-		-
Distributions to noncontrolling interests, net								-	(6,618)	(6,618)
Consolidation of VIEs								-	11,464	11,464
Balance - June 30, 2019	129,766,091	$1,298	$582,342	$1,179,901	$(271,984)	21,761,253	$(872,755)	$618,802	$99,076	$717,878

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of June 30, 2019 and December 31, 2018. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group, which is governed by an Amended and Restated Operating Agreement dated as of February 4, 2019 (the “Operating Agreement”).

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

The consolidated results of operations for the three month and six month periods ended June 30, 2019 are not indicative of the results to be expected for any future interim or annual period.

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
•

Variable interest entities (“VIEs”) where the Company is the primary beneficiary having the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of, or receive benefits from, the VIE that could be potentially significant to the VIE (see Note 21).

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

Substantially all of the Company’s existing lease arrangements are operating leases. The adoption of the new guidance on January 1, 2019 resulted in a recognition of $502,000 of operating lease right-of-use assets (“ROU assets”) and $581,000 of operating lease liabilities in the Company’s condensed consolidated statements of financial condition.  The operating lease liabilities at January 1, 2019 reflect any remaining lease payments discounted using an incremental borrowing rate (on a collateralized basis) based on the remaining lease term (the “Discount”), as an implicit rate was not readily determinable for any of the Company’s existing operating leases.  The operating lease ROU assets are lower than the operating lease liabilities primarily because lease incentives reduce the ROU assets (see Note 9).

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

The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Revenue:
Financial Advisory (a)	$329,612	$422,089	$667,982	$831,210

Asset Management:
Management Fees and Other (b)	$310,316	$340,160	$611,569	$688,844
Incentive Fees (c)	5,275	12,428	5,855	18,027
Total Asset Management	$315,591	$352,588	$617,424	$706,871

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

Activity in the allowance for doubtful accounts for the three month and six month periods ended June 30, 2019 and 2018 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Beginning Balance	$43,258	$38,557	$40,164	$23,746
Bad debt expense, net of recoveries	(9,380)	666	(5,551)	16,618
Charge-offs, foreign currency translation and other adjustments	(343)	(4,267)	(1,078)	(5,408)
Ending Balance	$33,535	$34,956	$33,535	$34,956

Bad debt expense, net of recoveries is included in “operating expenses—other” on the condensed consolidated statements of operations.

At June 30, 2019 and December 31, 2018, the Company had receivables past due or deemed uncollectible of $45,516 and $42,309, respectively.

Of the Company’s fee receivables at June 30, 2019 and December 31, 2018, $79,426 and $90,966, respectively, represented interest-bearing financing receivables. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $625,688 and $594,568 at June 30, 2019 and December 31, 2018, respectively, approximates fair value.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

5.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Interest-bearing deposits	$511	$510
Debt	124,838	202,874
Equities	37,858	32,261
Funds:
Alternative investments (a)	42,000	17,752
Debt (a)	104,756	90,320
Equity (a)	223,593	175,088
Private equity	41,868	56,343
	412,217	339,503
Total investments	575,424	575,148
Less:
Interest-bearing deposits	511	510
Investments, at fair value	$574,913	$574,638
Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$2,261	$3,929

(a)

Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $9,665, $75,364 and $172,711, respectively, at June 30, 2019 and $9,741, $60,081 and $132,038, respectively, at December 31, 2018, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 7 and 14).

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

During the three month and six month periods ended June 30, 2019 and 2018, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to “equity securities and trading debt securities” still held as of the reporting date as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net unrealized investment gains (losses)	$7,229	$(5,864)	$27,152	$(15,155)

6.	FAIR VALUE MEASUREMENTS

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

The fair value of investments in private equity funds is classified as Level 3 for certain investments that are valued based on the potential transaction value as of June 30, 2019.

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

The following tables present, as of June 30, 2019 and December 31, 2018, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	June 30, 2019
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$124,838	$-	$-	$-	$124,838
Equities	36,252	-	1,606	-	37,858
Funds:
Alternative investments	17,196	-	-	24,804	42,000
Debt	104,749	-	-	7	104,756
Equity	223,554	-	-	39	223,593
Private equity	-	-	2,131	39,737	41,868
Derivatives	-	2,180	-	-	2,180
Total	$506,589	$2,180	$3,737	$64,587	$577,093
Liabilities:
Securities sold, not yet purchased	$2,261	$-	$-	$-	$2,261
Contingent consideration liability	-	-	4,386	-	4,386
Derivatives	-	235,504	-	-	235,504
Total	$2,261	$235,504	$4,386	$-	$242,151

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

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month and six month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Transfers (b)	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,618	$(12)	$-	$-	$-	$1,606
Private equity funds	-	-	2,131	-	-	2,131
Total Level 3 Assets	$1,618	$(12)	$2,131	$-	$-	$3,737

Liabilities:
Contingent consideration liability	$13,048	$4,611	$-	$(13,273)	$-	$4,386
Total Level 3 Liabilities	$13,048	$4,611	$-	$(13,273)	$-	$4,386

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	Six Months Ended June 30, 2019
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Transfers (b)	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,622	$(14)	$-	$-	$(2)	$1,606
Private equity funds	-	-	2,131	-	-	2,131
Total Level 3 Assets	$1,622	$(14)	$2,131	$-	$(2)	$3,737

Liabilities:
Contingent consideration liability	$10,009	$7,650	$-	$(13,273)	$-	$4,386
Total Level 3 Liabilities	$10,009	$7,650	$-	$(13,273)	$-	$4,386

	Three Months Ended June 30, 2018
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,599	$62	$-	$-	$(32)	$1,629
Total Level 3 Assets	$1,599	$62	$-	$-	$(32)	$1,629

Liabilities:
Contingent consideration liability	$28,974	$(9,346)	$-	$-	$-	$19,628
Total Level 3 Liabilities	$28,974	$(9,346)	$-	$-	$-	$19,628

	Six Months Ended June 30, 2018
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,592	$61	$1	$-	$(25)	$1,629
Total Level 3 Assets	$1,592	$61	$1	$-	$(25)	$1,629

Liabilities:
Contingent consideration liability	$28,941	$(9,313)	$-	$-	$-	$19,628
Total Level 3 Liabilities	$28,941	$(9,313)	$-	$-	$-	$19,628

(a)

Earnings recorded in “other revenue” for investments in equities for the three month and six month periods ended June 30, 2019 and the three month and six month periods ended June 30, 2018 include net unrealized gains (losses) of $(12), $(14), $62 and $61, respectively. Earnings recorded in “amortization and other acquisition-related (benefits) costs” for the contingent consideration liability for the three month and six month periods ended June 30, 2019 and the three month and six month periods ended June 30, 2018 include unrealized (gains) losses of $4,611, $7,650, $(9,346) and $(9,313), respectively.

(b)

Certain investments that were valued at NAV as of December 31, 2018 were transferred to Level 3 during the three month and six month periods ended June 30, 2019 as these investments are valued based on a potential transaction value that differs from NAV.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month and six month periods ended June 30, 2019 and 2018.

The following tables present, at June 30, 2019 and December 31, 2018, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	June 30, 2019
					Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments		% of Fair Value Not Redeemable	% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$24,183	$-		NA	NA	NA	NA	(a)	30-60 days
Funds of funds	24	-		NA	NA	NA	NA	(b)	>90 days
Other	597	-		NA	NA	NA	NA	(c)	<30-30 days
Debt funds	7	-		NA	NA	NA	NA	(d)	<30 days
Equity funds	39	-		NA	NA	NA	NA	(e)	<30-90 days
Private equity funds:
Equity growth	39,737	8,264	(f)	100%	19%	14%	67%	NA	NA
Total	$64,587	$8,264

(a)	monthly (100%)
(b)	quarterly (100%)
(c)	daily (6%) and monthly (94%)
(d)	daily (100%)
(e)	daily (23%), monthly (72%) and annually (5%)
(f)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $13,400 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Investment Capital Funding Commitments—At June 30, 2019, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $7,602. The investment period for EGCP III ended on October 12, 2016, after which point the Company’s obligation to fund capital contributions for new investments in EGCP III expired. The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.

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

The table below presents the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 13) on the accompanying condensed consolidated statements of financial condition as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Derivative Assets:
Forward foreign currency exchange rate contracts	$2,180	$1,543
Total return swaps and other (a)	-	10,424
	$2,180	$11,967
Derivative Liabilities:
Forward foreign currency exchange rate contracts	$1,442	$939
Total return swaps and other (a)	4,626	1
LFI and other similar deferred compensation arrangements	229,436	188,022
	$235,504	$188,962

(a)

For total return swaps, amounts represent the netting of gross derivative assets and liabilities of $139 and $4,765 as of June 30, 2019, respectively, and $10,792 and $369 as of December 31, 2018, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets”, with receivables for net cash collateral under such contracts of $5,950 as of June 30, 2019.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2019 and 2018, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Forward foreign currency exchange rate contracts	$(3,424)	$6,236	$1,096	$3,753
LFI and other similar deferred compensation arrangements	(6,484)	499	(20,354)	1,935
Total return swaps and other	(1,976)	790	(9,633)	2,446
Total	$(11,884)	$7,525	$(28,891)	$8,134

8.	PROPERTY

At June 30, 2019 and December 31, 2018, property consisted of the following:

	Estimated Depreciable	June 30,	December 31,
	Life in Years	2019	2018
Buildings	33	$144,148	$145,034
Leasehold improvements	3-20	188,736	188,956
Furniture and equipment	3-10	205,607	204,585
Construction in progress		19,084	14,141
Total		557,575	552,716
Less - Accumulated depreciation and amortization		351,119	339,770
Property		$206,456	$212,946

9.	LEASES

The Company adopted the new lease accounting guidance as of January 1, 2019, which resulted in recognition of ROU assets and lease liabilities related to operating leases on the condensed consolidated statements of financial condition. The Company determines if an arrangement is, or contains, a lease at its inception and reevaluates the arrangement if the terms are modified. Operating lease ROU assets represent the right to use an underlying asset for the lease term and operating lease liabilities reflect the obligation to make lease payments arising from the lease. At any given time during the lease term, the operating lease liability represents the present value of the remaining lease payments and the operating lease ROU asset is measured at the amount of the lease liability, adjusted for rent prepayments, unamortized initial direct costs and the remaining balance of lease incentives received. Both the operating lease ROU asset and the operating lease liability are reduced to zero at the end of the lease.

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

The following table summarizes the components of operating lease expense reflected on the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2019:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$18,910	$38,900
Variable lease cost	4,802	9,051
Less - sublease income	1,692	3,462
Total	$22,020	$44,489

The following table summarizes the supplemental cash flow information and certain other information related to operating leases for the six month period ended June 30, 2019:

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$39,759

Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$504,706

Weighted average remaining lease term	12 years

Weighted average discount rate	4.1%

Maturities of the operating lease liabilities outstanding at June 30, 2019 for each of the years in the period ending December 31, 2024 and thereafter are set forth in the table below.

Year Ending December 31,
2019 (July 1 through December 31)	$39,879
2020	76,856
2021	72,870
2022	56,879
2023	52,228
2024	51,045
Thereafter	360,876
Total lease payments	710,633
Less - Discount	155,309
Operating lease liabilities	$555,324

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

In August 2018, the Company entered into a lease agreement for additional office facilities, which are currently under construction. The lease is expected to commence in the third quarter of 2019 when the facilities are delivered to the Company. The Company will recognize the related operating lease right-of-use assets and the operating lease liability on the lease commencement date. Operating lease commitments in the December 2018 table above include the impact of the new lease agreement.

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at June 30, 2019 and December 31, 2018 are presented below:

	June 30,	December 31,
	2019	2018
Goodwill	$371,536	$371,561
Other intangible assets (net of accumulated amortization)	2,900	3,757
	$374,436	$375,318

At June 30, 2019 and December 31, 2018, goodwill of $306,995 and $307,020, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the six month periods ended June 30, 2019 and 2018 are as follows:

	Six Months Ended
	June 30,
	2019	2018
Balance, January 1	$371,561	$385,292
Foreign currency translation adjustments	(25)	(8,028)
Balance, June 30	$371,536	$377,264

All changes in the carrying amount of goodwill for the six month periods ended June 30, 2019 and 2018 are attributable to the Company’s Financial Advisory segment.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The gross cost and accumulated amortization of other intangible assets as of June 30, 2019 and December 31, 2018, by major intangible asset category, are as follows:

	June 30, 2019			December 31, 2018
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/incentive fees	$35,322	$33,075	$2,247	$35,232	$32,235	$2,997
Management fees, customer relationships and non-compete agreements	34,486	33,833	653	34,474	33,714	760
	$69,808	$66,908	$2,900	$69,706	$65,949	$3,757

Amortization expense of intangible assets, included in “amortization and other acquisition-related (benefits) costs” in the condensed consolidated statements of operations, for the three month and six month periods ended June 30, 2019 was $431 and $862, respectively, and for the three month and six month periods ended June 30, 2018 was $863 and $1,696, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense
2019 (July 1 through December 31)	$862
2020	1,700
2021	150
2022	150
2023	38
Total amortization expense	$2,900

11.	SENIOR DEBT

Senior debt is comprised of the following as of June 30, 2019 and December 31, 2018:

				Outstanding as of
	Initial		Annual	June 30, 2019			December 31, 2018
	Principal Amount	Maturity Date	Interest Rate(b)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2020 Senior Notes (a)	$500,000	11/14/20	4.25%	$-	$-	$-	$250,000	$863	$249,137
Lazard Group 2025 Senior Notes	400,000	2/13/25	3.75%	400,000	2,652	397,348	400,000	2,888	397,112
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	300,000	3,018	296,982	300,000	3,215	296,785
Lazard Group 2028 Senior Notes	500,000	9/19/28	4.50%	500,000	8,323	491,677	500,000	8,774	491,226
Lazard Group 2029 Senior Notes (a)	500,000	3/11/29	4.375%	500,000	7,876	492,124	-	-	-
Total				$1,700,000	$21,869	$1,678,131	$1,450,000	$15,740	$1,434,260

(a)

During March 2019, Lazard Group completed an offering of $500,000 aggregate principal amount of 4.375% senior notes due 2029 (the “2029 Notes”).  Interest on the 2029 Notes is payable semi-annually on March 11 and September 11 of each year, beginning September 11, 2019.  Lazard Group used a portion of the net proceeds of the 2029 Notes to redeem or otherwise retire $250,000 aggregate principal amount of the 4.25% senior notes due 2020 (the “2020 Notes”). In March 2019, $167,943 aggregate principal amount was redeemed or otherwise retired, and the remaining $82,057 was redeemed or otherwise retired in April 2019.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

On September 25, 2015, Lazard Group entered into an Amended and Restated Credit Agreement for a five-year $150,000 senior revolving credit facility with a group of lenders (the “Amended and Restated Credit Agreement”), which expires in September 2020. The Amended and Restated Credit Agreement amended and restated the previous credit agreement dated September 25, 2012. Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. At June 30, 2019 and December 31, 2018, no amounts were outstanding under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of June 30, 2019, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

As of June 30, 2019, the Company had approximately $168,000 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement and unused lines of credit available to LFB of approximately $17,000.

The Company’s senior debt at June 30, 2019 and December 31, 2018 is carried at historical amounts of $1,678,131 and $1,434,260, respectively. At those dates, the fair value of such senior debt was approximately $1,782,000 and $1,429,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

12.	COMMITMENTS AND CONTINGENCIES

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At June 30, 2019, LFB had $3,469 of such indemnifications and held $3,469 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the condensed consolidated statement of financial condition.

Business Acquisitions—For businesses acquired in 2016, the remaining consideration consists of (i) 40,524 shares of Class A common stock subject to non-compete provisions and employment conditions, and non-contingent interests exchangeable into 202,984 shares of Class A common stock, and (ii) up to 499,793 additional shares of Class A common stock that are subject to certain performance thresholds, as well as applicable related dividend equivalent amounts. During the six month period ended June 30, 2019, 368,635 of the contingent shares were earned, including dividend equivalent amounts.

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, each of LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At June 30, 2019, LFB and LFNY had no such underwriting commitments.

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

Share Repurchase Program—During the six month period ended June 30, 2019 and since 2017, the Board of Directors of Lazard authorized the repurchase of Class A common stock as set forth in the table below:

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

Six Months Ended June 30:	Number of Shares Purchased	Average Price Per Share
2018	4,147,526	$53.96
2019	9,715,003	$36.20

During the six month periods ended June 30, 2019 and 2018, certain of our executive officers received Class A common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of Class A common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the six month period ended June 30, 2018, the Company purchased shares of Class A common stock from certain of our executive officers. The aggregate value of all such purchases during the six month periods ended June 30, 2019 and 2018 was approximately $14,600 and $16,400, respectively. Such shares of Class A common stock are reported at cost.

As of June 30, 2019, a total of $243,800 of share repurchase authorization remained available under the Company’s share repurchase program, all of which will expire on December 31, 2020.

During the six month period ended June 30, 2019, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A and Series B preferred stock. Series A and Series B preferred shares were issued in connection with certain prior year business acquisitions and were each non-participating securities convertible into Class A common stock, and had no voting or dividend rights. As of both June 30, 2019 and December 31, 2018, no shares of Series A or Series B preferred stock were outstanding.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Accumulated Other Comprehensive Income (Loss), Net of Tax—The tables below reflect the balances of each component of AOCI at June 30, 2019 and 2018 and activity during the three month and six month periods then ended:

	Three Months Ended June 30, 2019
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, April 1, 2019	$(126,357)	$(142,502)	$(268,859)	$(1)	$(268,858)
Activity:
Other comprehensive income (loss) before reclassifications	(7,053)	2,812	(4,241)	(2)	(4,239)
Adjustments for items reclassified to earnings, net of tax	-	1,113	1,113	-	1,113
Net other comprehensive income (loss)	(7,053)	3,925	(3,128)	(2)	(3,126)
Balance, June 30, 2019	$(133,410)	$(138,577)	$(271,987)	$(3)	$(271,984)

	Six Months Ended June 30, 2019
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2019	$(130,137)	$(143,683)	$(273,820)	$(2)	$(273,818)
Activity:
Other comprehensive income (loss) before reclassifications	(3,273)	2,861	(412)	(1)	(411)
Adjustments for items reclassified to earnings, net of tax	-	2,245	2,245	-	2,245
Net other comprehensive income (loss)	(3,273)	5,106	1,833	(1)	1,834
Balance, June 30, 2019	$(133,410)	$(138,577)	$(271,987)	$(3)	$(271,984)

	Three Months Ended June 30, 2018
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, April 1, 2018	$(66,189)	$(152,936)	$(219,125)	$(1)	$(219,124)
Activity:
Other comprehensive income (loss) before reclassifications	(43,453)	8,300	(35,153)	(1)	(35,152)
Adjustments for items reclassified to earnings, net of tax	-	777	777	-	777
Net other comprehensive income (loss)	(43,453)	9,077	(34,376)	(1)	(34,375)
Balance, June 30, 2018	$(109,642)	$(143,859)	$(253,501)	$(2)	$(253,499)

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

The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month and six month periods ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Amortization relating to employee benefit plans (a)	$1,287	$1,245	$2,597	$2,523
Less - related income taxes	174	468	352	684
Total reclassifications, net of tax	$1,113	$777	$2,245	$1,839

(a)	Included in the computation of net periodic benefit cost (see Note 15). Such amounts are included in “operating expenses—other” on the condensed consolidated statements of operations.

Noncontrolling Interests—Noncontrolling interests principally represent (i) interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own, (ii) profits interest participation rights (see Note 14) and (iii) consolidated VIE interests held by employees (see Note 21).

The tables below summarize net income attributable to noncontrolling interests for the three month and six month periods ended June 30, 2019 and 2018 and noncontrolling interests as of June 30, 2019 and December 31, 2018 in the Company’s condensed consolidated financial statements:

	Net Income Attributable to Noncontrolling Interests
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Edgewater	$7,501	$1,415	$6,935	$3,383
Consolidated VIEs	234	-	234	-
Other	1	1	1	2
Total	$7,736	$1,416	$7,170	$3,385

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	Noncontrolling Interests as of
	June 30,	December 31,
	2019	2018
Edgewater	$52,111	$52,695
Profits interest participation rights	35,254	535
Consolidated VIEs	11,698	-
Other	13	12
Total	$99,076	$53,242

Dividends Declared, July 24, 2019—On July 24, 2019, the Board of Directors of Lazard declared a quarterly dividend of $0.47 per share on our Class A common stock. The dividend is payable on August 16, 2019, to stockholders of record on August 5, 2019.

14.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2018 Plan, 2008 Plan and 2005 Equity Incentive Plan (the “2005 Plan”) and activity with respect thereto during the three month and six month periods ended June 30, 2019 and 2018 is presented below.

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

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs and other share-based awards) and “professional services” expense (with respect to DSUs) within the Company’s accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Share-based incentive awards:
RSUs	$48,194	$55,635	$103,391	$116,522
PRSUs	928	17,051	2,249	28,018
Restricted Stock	8,085	12,600	17,597	23,373
Profits interest participation rights	17,413	-	35,881	-
DSUs	1,782	1,724	1,965	1,917
Total	$76,402	$87,010	$161,083	$169,830

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

RSUs generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any dividends paid on Class A common stock during such period. During the six month period ended June 30, 2019, dividend participation rights required the issuance of 566,194 RSUs and the associated charge to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”) was $20,142.

Non-executive members of the Board of Directors (“Non-Executive Directors”) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 51,192 DSUs granted during the six month period ended June 30, 2019.  Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of Class A common stock at the time of cessation of service to the Board of Directors. DSUs include a cash dividend participation right equivalent to dividends paid on Class A common stock.

The Company’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date immediately preceding the date of the grant. During the six month period ended June 30, 2019, 10,257 DSUs had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs during the six month period ended June 30, 2019:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	11,362,306	$43.78	323,546	$39.27
Granted (including 566,194 RSUs relating to dividend participation)	5,564,865	$38.32	61,449	$31.97
Forfeited	(368,195)	$42.68	-	$-
Settled	(5,795,423)	$37.03	-	$-
Balance, June 30, 2019	10,763,553	$44.63	384,995	$38.10

In connection with RSUs that settled during the six month period ended June 30, 2019, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 2,023,986 shares of Class A common stock during such six month period. Accordingly, 3,771,437 shares of Class A common stock held by the Company were delivered during the six month period ended June 30, 2019.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

As of June 30, 2019, estimated unrecognized RSU compensation expense was $195,263, with such expense expected to be recognized over a weighted average period of approximately 0.9 years subsequent to June 30, 2019.

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the six month period ended June 30, 2019:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	1,541,058	$43.16
Granted	1,039,736	$35.32
Forfeited	(194,097)	$41.28
Settled	(1,159,850)	$38.37
Balance, June 30, 2019	1,226,847	$41.34

In connection with shares of restricted Class A common stock that settled during the six month period ended June 30, 2019, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 370,777 shares of Class A common stock during such six month period. Accordingly, 789,073 shares of Class A common stock held by the Company were delivered during the six month period ended June 30, 2019.

The restricted stock awards include a cash dividend participation right equivalent to dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At June 30, 2019, estimated unrecognized restricted stock expense was $28,337, with such expense to be recognized over a weighted average period of approximately 1.0 years subsequent to June 30, 2019.

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

The following is a summary of activity relating to PRSUs during the six month period ended June 30, 2019:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	1,771,795	$38.66
Settled	(1,171,081)	$32.44
Balance, June 30, 2019	600,714	$50.78

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

In connection with certain PRSUs that settled during the six month period ended June 30, 2019, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 203,036 shares of Class A common stock during such six month period. Accordingly, 968,045 shares of Class A common stock held by the Company were delivered during the six month period ended June 30, 2019.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of June 30, 2019, the total estimated unrecognized compensation expense was $4,249, and the Company expects to amortize such expense over a weighted-average period of approximately 0.7 years subsequent to June 30, 2019.

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

Profits interest participation rights are a class of membership interests in Lazard Group that are intended to qualify as “profits interests” for U.S. federal income tax purposes, and are recorded as noncontrolling interests within stockholders’ equity in the Company’s condensed consolidated statements of financial condition until they are exchanged into Class A common stock, at which time there is a reclassification to additional paid-in-capital.  The profits interest participation rights generally allow the recipient to realize value only to the extent that both (i) the service-based vesting conditions and, if applicable, the performance conditions, are satisfied, and (ii) an amount of economic appreciation in the assets of Lazard Group occurs as necessary to satisfy certain partnership tax rules (referred to as the "Minimum Value Condition") before the fifth anniversary of the grant date, otherwise the profits interest participation rights will be forfeited.  Upon satisfaction of such conditions, profits interest participation rights that are in parity with the value of Class A common stock will be exchanged on a one-for-one basis for shares of Class A common stock. If forfeited based solely on failing to meet the Minimum Value Condition, the associated compensation expense would not be reversed.

Like outstanding RSUs and similar awards, profits interest participation rights will be subject to continued employment and other conditions and restrictions and will be forfeited if those conditions and restrictions are not fulfilled. More specifically, vesting of profits interest participation rights will be subject to compliance with restrictive covenants including non-compete, non-solicitation of clients, no hire of employees and confidentiality, which are similar to those applicable to PRSUs and RSUs. In addition, profits interest participation rights must satisfy the Minimum Value Condition.  PRPUs, like outstanding PRSUs, will be subject to the achievement of incremental pre-established performance conditions and financial metrics and will only result in value to the recipient to the extent the conditions are satisfied.

The number of shares of Class A common stock that a recipient will receive upon the exchange of a PRPU award will be calculated by reference to applicable financial metrics.  The target number of shares of Class A common stock subject to each PRPU is one. Based on the achievement of performance criteria, as determined by the Compensation Committee, the number of shares of Class A common stock that may be received in connection with each PRPU award will range from zero to two times the target number.  Unless applicable performance conditions are satisfied during the three year performance period, and the Minimum Value Condition is satisfied within five years following the grant date, all PRPUs will be forfeited, and the recipients will not be entitled to any such awards.

In addition, the performance metrics applicable to each PRPU will be evaluated on an annual basis at the end of each fiscal year during the performance period, and, if the Company has achieved a threshold level of performance with respect to the fiscal year, 25% of the target number of PRPUs will no longer be at risk of forfeiture based on the achievement of performance criteria. Profits interest participation rights are allocated income, subject to vesting and settled in cash, in respect of dividends paid on Class A common stock.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity relating to profits interest participation rights, including PRPUs, during the six month period ended June 30, 2019:

	Profits Interest Participation Rights	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	-	-
Granted (a)	1,462,702	$38.65
Balance, June 30, 2019	1,462,702	$38.65

(a)	Table includes the target number of PRPUs assuming the achievement of applicable performance conditions at the target level.

Compensation expense recognized for profits interest participation rights, including PRPUs, is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value.  As of June 30, 2019, the total estimated unrecognized compensation expense was $20,652, and the Company expects to amortize such expense over a weighted-average period of approximately 1.3 years subsequent to June 30, 2019.

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

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the six month period ended June 30, 2019:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2019	$76,362	$188,022
Granted	101,340	101,340
Settled	-	(82,990)
Forfeited	(646)	(983)
Amortization	(59,283)	-
Change in fair value related to:
Increase in fair value of underlying investments	-	20,354
Adjustment for estimated forfeitures	-	3,198
Other	275	495
Balance, June 30, 2019	$118,048	$229,436

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.0 years subsequent to June 30, 2019.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Amortization, net of forfeitures	$44,210	$36,293	$62,144	$52,129
Change in the fair value of underlying investments	6,484	(499)	20,354	(1,935)
Total	$50,694	$35,794	$82,498	$50,194

15.	EMPLOYEE BENEFIT PLANS

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

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s pension plans for the three month and six month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
Components of Net Periodic Benefit Cost (Credit):
Service cost	$205	$223
Interest cost	3,858	3,977
Expected return on plan assets	(6,873)	(7,583)
Amortization of:
Prior service cost	27	-
Net actuarial loss (gain)	1,260	1,245
Settlement loss	1,739	-
Net periodic benefit cost (credit)	$216	$(2,138)

	Six Months Ended June 30,
	2019	2018
Components of Net Periodic Benefit Cost (Credit):
Service cost	$412	$453
Interest cost	7,760	8,039
Expected return on plan assets	(13,899)	(15,366)
Amortization of:
Prior service cost	56	-
Net actuarial loss (gain)	2,541	2,523
Settlement loss	3,522	-
Net periodic benefit cost (credit)	$392	$(4,351)

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

The Company recorded income tax provisions of $28,172 and $51,359 for the three month and six month periods ended June 30, 2019, respectively, and $51,561 and $75,728 for the three month and six month periods ended June 30, 2018, respectively, representing effective tax rates of 27.7%, 23.2%, 25.8% and 19.6%, respectively. The difference between the U.S. federal statutory rate of 21.0% and the effective tax rates reflected above principally relates to (i) excess net tax benefit for share-based incentive compensation, (ii) foreign source income (loss) not subject to U.S. income taxes (including interest on intercompany financings), (iii) taxes payable to foreign jurisdictions that are not offset against U.S. income taxes, (iv) change in the U.S. federal valuation allowance affecting the provision for income taxes, (v) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate, and (vi) impact of U.S. tax reform, including base erosion and anti-abuse tax.

17.	NET INCOME PER SHARE OF CLASS A COMMON STOCK

The Company issued certain profits interest participation rights, including certain PRPUs, that the Company is required under U.S. GAAP to treat as participating securities and therefore the Company is required to utilize the “two-class” method of computing basic and diluted net income per share.

The Company’s basic and diluted net income per share calculations using the “two-class” method for the three month and six month periods ended June 30, 2019 and using the “treasury stock” method for the three month and six month periods ended June 30, 2018 are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income attributable to Lazard Ltd	$65,777	$146,963	$162,819	$306,655
Add - adjustment for earnings attributable to participating securities	(1,604)	-	(1,604)	-
Net income attributable to Lazard Ltd - basic	64,173	146,963	161,215	306,655
Add - adjustment for earnings attributable to participating securities	5	-	5	-
Net income attributable to Lazard Ltd - diluted	$64,178	$146,963	$161,220	$306,655
Weighted average number of shares of Class A common stock outstanding	110,076,582	120,049,627	110,847,112	119,872,688
Add - adjustment for shares of Class A common stock issuable on a non-contingent basis	1,904,622	256,630	1,115,617	245,494
Weighted average number of shares of Class A common stock outstanding - basic	111,981,204	120,306,257	111,962,729	120,118,182
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of Class A common stock issuable from share-based incentive compensation	4,194,145	9,942,797	6,534,988	11,077,543
Weighted average number of shares of Class A common stock outstanding - diluted	116,175,349	130,249,054	118,497,717	131,195,725
Net income attributable to Lazard Ltd per share of Class A common stock:
Basic	$0.57	$1.22	$1.44	$2.55
Diluted	$0.55	$1.13	$1.36	$2.34

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

18.	RELATED PARTIES

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Investment advisory fees relating to such services were $153,198 and $297,368 for the three month and six month periods ended June 30, 2019, respectively, and $170,680 and $351,990 for the three month and six month periods ended June 30, 2018, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $56,696 and $59,304 remained as receivables at June 30, 2019 and December 31, 2018, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.

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

The cumulative liability relating to our obligations under the Amended and Restated Tax Receivable Agreement as of June 30, 2019 and December 31, 2018 was $246,953 and $270,640, respectively, and is recorded in “tax receivable agreement obligation” on the condensed consolidated statements of financial condition. The balance at June 30, 2019 reflects a payment made under the Amended and Restated Tax Receivable Agreement in the six months ended June 30, 2019 of $23,687.

Other

During the six month period ended June 30, 2019, the Company recognized approximately $3,000 of investment banking and other advisory fees pertaining to financial advisory services provided to a company of which a member of the Company’s Board of Directors served as Chairman and CEO. The engagement terms were negotiated in the ordinary course of business on an arms-length basis.

See Note 13 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

19.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At June 30, 2019, LFNY’s regulatory net capital was $90,760, which exceeded the minimum requirement by $87,343. LFNY’s aggregate indebtedness to net capital ratio was 0.56:1 as of June 30, 2019.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At June 30, 2019, the aggregate regulatory net capital of the U.K. Subsidiaries was $167,610, which exceeded the minimum requirement by $151,085.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At June 30, 2019, the consolidated regulatory net capital of CFLF was $168,669, which exceeded the minimum requirement set for regulatory capital levels by $111,947. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At March 31, 2019, the regulatory net capital of the combined European regulated group was $157,090, which exceeded the minimum requirement set for regulatory capital levels by $53,516. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At June 30, 2019, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $163,269, which exceeded the minimum required capital by $135,064.

At June 30, 2019, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the three month and six month periods ended June 30, 2019 and 2018 is prepared using the following methodology:

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

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2019	2018	2019	2018
Financial Advisory	Net Revenue	$329,612	$422,089	$667,982	$831,210
	Operating Expenses	276,238	318,177	556,499	642,873
	Operating Income	$53,374	$103,912	$111,483	$188,337
Asset Management	Net Revenue	$315,591	$352,588	$617,424	$706,871
	Operating Expenses	219,021	229,561	426,369	459,230
	Operating Income	$96,570	$123,027	$191,055	$247,641
Corporate	Net Revenue	$(14,513)	$(16,739)	$(11,042)	$(25,445)
	Operating Expenses	33,746	10,260	70,148	24,765
	Operating Loss	$(48,259)	$(26,999)	$(81,190)	$(50,210)
Total	Net Revenue	$630,690	$757,938	$1,274,364	$1,512,636
	Operating Expenses	529,005	557,998	1,053,016	1,126,868
	Operating Income	$101,685	$199,940	$221,348	$385,768

	As Of
	June 30, 2019	December 31, 2018
Total Assets
Financial Advisory	$981,571	$859,306
Asset Management	702,530	728,220
Corporate	3,823,372	3,409,715
Total	$5,507,473	$4,997,241

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

21.	CONSOLIDATED VIEs

The Company’s consolidated VIEs as of June 30, 2019 include certain funds that were recently established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement.  Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.  The Company’s consolidated VIE assets and liabilities as reflected in the condensed consolidated statements of financial condition consist of the following at June 30, 2019:

ASSETS
Cash and cash equivalents	$4,543
Customers and other receivables	353
Investments (a)	89,762
Other assets	572
Total Assets	$95,230

LIABILITIES
Deposits and other customer payables	$1,033
Other liabilities	286
Total Liabilities	$1,319

(a)	Includes $81,999 of LFI held by Lazard Group which is eliminated in the condensed consolidated statements of financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Ltd’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”). All references to “2019,” “2018,” “second quarter,” “first half” or “the period” refer to, as the context requires, the three month and six month periods ended June 30, 2019 and June 30, 2018.

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

Our consolidated net revenue was derived from the following segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Financial Advisory	52%	56%	52%	55%
Asset Management	50	47	48	47
Corporate	(2)	(3)	-	(2)
Total	100%	100%	100%	100%

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

On an ongoing basis, regional, macroeconomic and geopolitical factors, including trade policy and regional tax and regulatory reform, may impact our business. The U.S. economic expansion continues. The European economy’s growth rate remains low. Emerging markets as a group have experienced growth but also significant volatility. Global borrowing costs remain low.

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

•

Asset Management—In the short to intermediate term, we expect most investor demand will come from defined benefit and defined contribution plans in developed economies because of their sheer scope and size. Over the longer term, and depending upon local market conditions, we would expect an increasing share of our AUM to come from the developing economies around the globe, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Given our diversified investment platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from opportunities across the asset management industry. We are continually developing and seeding new investment strategies that extend our existing platforms and assessing potential product acquisitions or other inorganic growth opportunities. Recent examples of growth initiatives include the following investment strategies: various Quantitative Equity strategies, an International Value strategy, a Global Equity Franchise strategy, a U.S. Systematic Equity strategy, and a Market Neutral Quantitative Equity strategy.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions, including the subset of completed transactions involving values greater than $500 million, decreased in the first half of 2019 as compared to 2018. With respect to announced M&A transactions, the value and number of all transactions, including the subset of announced transactions involving values greater than $500 million, decreased in the first half of 2019 as compared to 2018.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	% Incr / (Decr)	2019	2018	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$772	$1,109	(30)%	$1,677	$2,054	(18)%
Number	7,645	9,170	(17)%	15,735	18,757	(16)%
Deals Greater than $500 million:
Value	$589	$891	(34)%	$1,304	$1,617	(19)%
Number	239	327	(27)%	515	640	(20)%
Announced M&A Transactions:
All deals:
Value	$1,137	$1,172	(3)%	$2,171	$2,359	(8)%
Number	8,160	9,291	(12)%	16,449	18,881	(13)%
Deals Greater than $500 million:
Value	$924	$950	(3)%	$1,764	$1,918	(8)%
Number	324	390	(17)%	571	705	(19)%

Source: Dealogic as of July 4, 2019.

Global restructuring activity during the first half of 2019, as measured by the number of corporate defaults, remained unchanged as compared to the first half of 2018. The number of defaulting issuers was 46 in both the first half of 2019 and the first half of 2018 according to Moody’s Investors Service, Inc.

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

Asset Management

Equity market indices for major markets at June 30, 2019 generally increased as compared to such indices at December 31, 2018 and June 30, 2018. The percentage change in major equity market indices at June 30, 2019, as compared to such indices at March 31, 2019, December 31, 2018, and at June 30, 2018, is shown in the table below.

	Percentage Changes June 30, 2019 vs.
	March 31, 2019	December 31, 2018	June 30, 2018
MSCI World Index	4%	17%	7%
Euro Stoxx	6%	19%	6%
MSCI Emerging Market	1%	11%	2%
S&P 500	4%	19%	10%

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

Although Corporate segment net revenue during 2019 is not significant compared to Lazard’s net revenue, total assets in the Corporate segment represented 69% of Lazard’s consolidated total assets as of June 30, 2019, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, deferred tax assets and certain assets associated with LFB.

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

Compensation and benefits expense is the largest component of our operating expenses. We seek to maintain discipline with respect to compensation, including the rate at which we award deferred compensation. Our goal is to maintain a ratio of awarded compensation and benefits expense to operating revenue and a ratio of adjusted compensation and benefits expense to operating revenue over the cycle in the mid- to high-50s percentage range. While we have implemented policies and initiatives that we believe will assist us in maintaining ratios within this range, there can be no guarantee that we will continue to maintain such ratios, or that our policies or initiatives will not change, in the future. We may benefit from pressure on compensation costs within the financial services industry in future periods; however, increased competition for senior professionals, changes in the macroeconomic environment or the financial markets generally, lower operating revenue resulting from, for example, a decrease in M&A activity, our share of the M&A market or our AUM levels, changes in the mix of revenues from our businesses, investments in our businesses or various other factors could prevent us from achieving this goal.

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

Noncontrolling Interests

Noncontrolling interests primarily consist of amounts related to Edgewater’s management vehicles that the Company is deemed to control but not own, profits interest participation rights and consolidated VIE interests held by employees. See Notes 13 and 21 of Notes to Condensed Consolidated Financial Statements for information regarding the Company’s noncontrolling interests and consolidated VIEs.

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

A portion of our net revenue is derived from transactions that are denominated in currencies other than the U.S. Dollar. Net revenue for the three month and six month periods ended June 30, 2019 was negatively impacted by exchange rate movements in comparison to the relevant prior year period. The majority of the impact to net revenue was offset by the impact of the exchange rate movements on our operating expenses during the periods denominated in currencies other than the U.S. Dollar.

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP. Selected financial data derived from the Company’s reported condensed consolidated results of operations is set forth below, followed by a more detailed discussion of both the consolidated and business segment results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	($ in thousands)
Net Revenue	$630,690	$757,938	$1,274,364	$1,512,636
Operating Expenses:
Compensation and benefits	372,470	416,159	744,724	821,206
Non-compensation	151,493	150,322	299,780	313,279
Amortization and other acquisition-related (benefits) costs	5,042	(8,483)	8,512	(7,617)
Total operating expenses	529,005	557,998	1,053,016	1,126,868
Operating Income	101,685	199,940	221,348	385,768
Provision for income taxes	28,172	51,561	51,359	75,728
Net Income	73,513	148,379	169,989	310,040
Less - Net Income Attributable to Noncontrolling Interests	7,736	1,416	7,170	3,385
Net Income Attributable to Lazard Ltd	$65,777	$146,963	$162,819	$306,655
Operating Income, as a % of net revenue	16.1%	26.4%	17.4%	25.5%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	($ in thousands)
Operating Revenue:
Net revenue	$630,690	$757,938	$1,274,364	$1,512,636
Adjustments:
Interest expense (a)	18,722	12,605	35,511	25,137
Distribution fees, reimbursable deal costs and bad debt expense (b)	(13,357)	(24,718)	(37,689)	(64,232)
Revenue related to noncontrolling interests (c)	(11,819)	(5,622)	(14,090)	(10,839)
(Gains) losses on investments pertaining to LFI (d)	(6,484)	499	(20,354)	1,935
Private equity investment adjustment (e)	11,948	-	11,948	-
Operating revenue	$629,700	$740,702	$1,249,690	$1,464,637

(a)

Interest expense (excluding interest expense incurred by LFB) is added back in determining operating revenue because such expense relates to corporate financing activities and is not considered to be a cost directly related to the revenue of our business.

(b)

Represents certain distribution fees, reimbursable deal costs paid to third parties and bad debt expense relating to fees that are deemed uncollectible for which an equal amount is excluded for purposes of determining adjusted non-compensation expense.

(c)	Revenue related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount.
(d)

Represents changes in the fair value of investments held in connection with LFI and other similar deferred compensation arrangements for which a corresponding equal amount is excluded from compensation and benefits expense.

(e)	Represents write-down of a private equity investment to the potential transaction value.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$372,470	$416,159	$744,724	$821,206
Adjustments:
Noncontrolling interests (a)	(3,908)	(3,346)	(5,798)	(5,873)
(Charges) credits pertaining to LFI (b)	(6,484)	499	(20,354)	1,935
Adjusted compensation and benefits expense	$362,078	$413,312	$718,572	$817,268
Adjusted compensation and benefits expense, as a % of operating revenue	57.5%	55.8%	57.5%	55.8%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)

Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$151,493	$150,322	$299,780	$313,279
Adjustments:
Expenses associated with ERP system implementation (a)	(7,626)	(5,404)	(10,831)	(12,830)
Expenses related to office space reorganization (b)	-	(1,036)	-	(2,425)
Distribution fees, reimbursable deal costs and bad debt expense (c)	(13,357)	(24,718)	(37,689)	(64,232)
Charges pertaining to senior debt refinancing (d)	(2,262)	-	(6,505)	-
Noncontrolling interests (e)	(234)	(683)	(1,004)	(1,230)
Adjusted non-compensation expense	$128,014	$118,481	$243,751	$232,562
Adjusted non-compensation expense, as a % of operating revenue	20.3%	16.0%	19.5%	15.9%

(a)	Represents expenses associated with the Enterprise Resource Planning (“ERP”) system implementation.
(b)	Represents incremental rent expense and lease abandonment costs related to office space reorganization.
(c)

Represents certain distribution fees, reimbursable deal costs paid to third parties and bad debt expense relating to fees that are deemed uncollectible for which an equal amount is included for purposes of determining operating revenue.

(d)

In 2019, represents charges pertaining to the redemption of the Company’s 2020 Notes due to the non-operating nature of such transaction. See “—Liquidity and Capital Resources—Financing Activities” below.

(e)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	($ in thousands)
Earnings From Operations:
Operating revenue	$629,700	$740,702	$1,249,690	$1,464,637
Deduct:
Adjusted compensation and benefits expense	(362,078)	(413,312)	(718,572)	(817,268)
Adjusted non-compensation expense	(128,014)	(118,481)	(243,751)	(232,562)
Earnings from operations	$139,608	$208,909	$287,367	$414,807
Earnings from operations, as a % of operating revenue	22.2%	28.2%	23.0%	28.3%

Headcount information is set forth below:

	As of
	June 30, 2019	December 31, 2018	June 30, 2018
Headcount:
Managing Directors:
Financial Advisory	177	166	166
Asset Management	111	102	101
Corporate	17	17	17
Total Managing Directors	305	285	284
Other Business Segment Professionals and Support Staff:
Financial Advisory	1,364	1,312	1,266
Asset Management	1,012	1,014	963
Corporate	393	385	383
Total	3,074	2,996	2,896

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

Three Months Ended June 30, 2019 versus June 30, 2018

The Company reported net income attributable to Lazard Ltd of $66 million, as compared to net income attributable to Lazard Ltd of $147 million in the 2018 period.

Net revenue decreased $127 million, or 17%, with operating revenue decreasing $111 million, or 15%, as compared to the 2018 period. Fee revenue from investment banking and other advisory activities decreased $93 million, or 22%, as compared to the 2018 period. Asset management fees, including incentive fees, decreased $39 million, or 12%, as compared to the 2018 period, primarily due to a decrease in average AUM. In the aggregate, interest income, other revenue and interest expense increased $5 million, as compared to the 2018 period.

Compensation and benefits expense decreased $44 million, or 10%, as compared to the 2018 period, primarily associated with decreased operating revenue.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $362 million, a decrease of $51 million, or 12%, as compared to $413 million in the 2018 period. The ratio of adjusted compensation and benefits expense to operating revenue was 57.5% for the 2019 period, as compared to 55.8% for the 2018 period.

Non-compensation expense increased $1 million, or 1%, as compared to the 2018 period. Adjusted non-compensation expense increased $10 million, or 8%, as compared to the 2018 period mainly reflecting investments in our technology infrastructure. The ratio of adjusted non-compensation expense to operating revenue was 20.3% for the 2019 period, as compared to 16.0% for the 2018 period.

Amortization and other acquisition-related (benefits) costs reflects a cost of $5 million in the 2019 period as compared to a benefit of $8 million in the 2018 period primarily due to the change in the fair market value of contingent consideration.

Operating income decreased $98 million, or 49%, as compared to the 2018 period.

Earnings from operations decreased $69 million, or 33%, as compared to the 2018 period, and, as a percentage of operating revenue, was 22.2%, as compared to 28.2% in the 2018 period.

The provision for income taxes reflects an effective tax rate of 27.7%, as compared to 25.8% for the 2018 period. The increase in the effective tax rate is primarily due to a reduction in excess net tax benefits related to share-based incentive compensation and the impact of U.S. tax reform primarily related to base erosion and anti-abuse tax, partially offset by a change in the geographic mix of earnings.

Net income attributable to noncontrolling interests increased $6 million as compared to the 2018 period.

Six Months Ended June 30, 2019 versus June 30, 2018

The Company reported net income attributable to Lazard Ltd of $163 million, as compared to net income attributable to Lazard Ltd of $307 million in the 2018 period.

Net revenue decreased $238 million, or 16%, with operating revenue decreasing $215 million, or 15%, as compared to the 2018 period. Fee revenue from investment banking and other advisory activities decreased $165 million, or 20%, as compared to the 2018 period. Asset management fees, including incentive fees, decreased $85 million, or 13%, as compared to the 2018 period, primarily due to a decrease in average AUM. In the aggregate, interest income, other revenue and interest expense increased $12 million, as compared to the 2018 period, primarily due to higher income attributable to investments held in connection with LFI.

Compensation and benefits expense decreased $76 million, or 9%, as compared to the 2018 period, primarily associated with decreased operating revenue.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $719 million, a decrease of $99 million, or 12%, as compared to $817 million in the 2018 period. The ratio of adjusted compensation and benefits expense to operating revenue was 57.5% for the 2019 period, as compared to 55.8% for the 2018 period.

Non-compensation expense decreased $13 million, or 4%, as compared to the 2018 period, primarily due to higher bad debt expense in the 2018 period and lower fund administration fees in the 2019 period, partially offset by investments in our technology infrastructure in the 2019 period. Adjusted non-compensation expense increased $11 million, or 5%, as compared to the 2018 period. The ratio of adjusted non-compensation expense to operating revenue was 19.5% for the 2019 period, as compared to 15.9% in the 2018 period.

Amortization and other acquisition-related (benefits) costs reflects a cost of $9 million in the 2019 period, as compared to a benefit of $8 million in the 2018 period, primarily due to the change in the fair market value of contingent consideration.

Operating income decreased $164 million, or 43%, as compared to the 2018 period.

Earnings from operations decreased $127 million, or 31%, as compared to the 2018 period, and, as a percentage of operating revenue, was 23.0%, as compared to 28.3% in the 2018 period.

The provision for income taxes reflects an effective tax rate of 23.2%, as compared to 19.6% for the 2018 period. The increase in the effective tax rate is primarily due to a reduction in excess net tax benefits related to share-based incentive compensation and the impact of U.S. tax reform primarily related to base erosion and anti-abuse tax.

Net income attributable to noncontrolling interests increased $4 million as compared to the 2018 period.

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

Financial Advisory

The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	($ in thousands)
Net Revenue	$329,612	$422,089	$667,982	$831,210
Operating Expenses	276,238	318,177	556,499	642,873
Operating Income	$53,374	$103,912	$111,483	$188,337
Operating Income, as a % of net revenue	16.2%	24.6%	16.7%	22.7%

Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	69	88	131	159
Percentage of total Financial Advisory net revenue from top 10 clients	39%	33%	26%	24%
Number of M&A transactions completed with values greater than $500 million (a)	12	20	32	49

(a)	Source: Dealogic as of July 4, 2019.

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms and is based on the Lazard offices that generate Financial Advisory net revenue, which are located in the Americas (primarily in the U.S., Canada and Latin America), EMEA (primarily in the U.K., France, Germany, Italy and Spain) and the Asia Pacific region (primarily in Australia) and therefore may not be reflective of the geography in which the clients are located.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Americas	73%	57%	69%	54%
EMEA	26	38	29	40
Asia Pacific	1	5	2	6
Total	100%	100%	100%	100%

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

Three Months Ended June 30, 2019 versus June 30, 2018

Financial Advisory net revenue decreased $92 million, or 22%, as compared to the 2018 period.

Operating expenses decreased $42 million, or 13%, as compared to the 2018 period, primarily due to a decrease in compensation and benefits expense associated with decreased operating revenue.

Financial Advisory operating income was $53 million, a decrease of $51 million, or 49%, as compared to operating income of $104 million in the 2018 period and, as a percentage of net revenue, was 16.2%, as compared to 24.6% in the 2018 period.

Six Months Ended June 30, 2019 versus June 30, 2018

Financial Advisory net revenue decreased $163 million, or 20%, as compared to the 2018 period. The decrease in Financial Advisory revenue was primarily a result of a decrease in the number of fees greater than $5 million, as compared to the 2018 period.

Operating expenses decreased $86 million, or 13%, as compared to the 2018 period, primarily due to a decrease in compensation associated with decreased operating revenue.

Financial Advisory operating income was $111 million, a decrease of $77 million, or 41%, as compared to operating income of $188 million in the 2018 period and, as a percentage of net revenue, was 16.7%, as compared to 22.7% in the 2018 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	June 30, 2019	December 31, 2018
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$42,836	$41,899
Global	47,559	41,490
Local	40,575	36,020
Multi-Regional	64,888	57,589
Total Equity	195,858	176,998
Fixed Income:
Emerging Markets	15,692	14,980
Global	6,195	4,851
Local	5,767	6,113
Multi-Regional	8,935	6,994
Total Fixed Income	36,589	32,938
Alternative Investments	2,492	2,430
Private Equity	1,383	1,469
Cash Management	1,144	899
Total AUM	$237,466	$214,734

Total AUM at June 30, 2019 was $237 billion, an increase of $22 billion, or 11%, as compared to total AUM of $215 billion at December 31, 2018, due to market appreciation, partially offset by net outflows and foreign exchange depreciation. Average AUM for the three month and six month periods ended June 30, 2019 decreased 3% and 7% as compared to the three month and six month periods ended June 30, 2018, respectively.

As of June 30, 2019, approximately 86% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, as compared to approximately 88% as of December 31, 2018. As of June 30, 2019, approximately 14% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, as compared to 12% as of December 31, 2018.

As of June 30, 2019, AUM with foreign currency exposure represented approximately 69% of our total AUM, as compared to approximately 70%  as of December 31, 2018. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month and six month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$195,095	$5,232	$(11,389)	$(6,157)	$6,393	$527	$195,858
Fixed Income	35,008	2,345	(1,312)	1,033	255	293	36,589
Other	4,876	278	(400)	(122)	254	11	5,019
Total	$234,979	$7,855	$(13,101)	$(5,246)	$6,902	$831	$237,466

(a)

Inflows in the Equity asset class were primarily attributable to the Global, Emerging Markets and Multi-Regional platforms, and inflows in the Fixed Income asset class were primarily attributable to the Global and Multi-Regional platforms. Outflows in the Equity asset class were primarily attributable to the Emerging Markets, Global, and Multi-Regional platforms, and outflows in the Fixed Income asset class were primarily attributable to the Emerging Markets and Global platforms.

	Six Months Ended June 30, 2019
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$176,998	$11,630	$(18,618)	$(6,988)	$25,957	$(109)	$195,858
Fixed Income	32,938	4,963	(3,196)	1,767	1,823	61	36,589
Other	4,798	797	(784)	13	210	(2)	5,019
Total	$214,734	$17,390	$(22,598)	$(5,208)	$27,990	$(50)	$237,466

(a)

Inflows in the Equity asset class were primarily attributable to the Global, Emerging Markets and Multi-Regional platforms, and inflows in the Fixed Income asset class were primarily attributable to the Global, Multi-Regional and Emerging Markets platforms. Outflows in the Equity asset class were primarily attributable to the Emerging Markets, Global and Multi-Regional platforms, and outflows in the Fixed Income asset class were primarily attributable to the Emerging Markets and Global platforms.

	Three Months Ended June 30, 2018
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

	Six Months Ended June 30, 2018
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

As of July 19, 2019, AUM was $237.4 billion, a $0.1 billion decrease since June 30, 2019. The decrease in AUM was due to foreign exchange depreciation of $0.9 billion and net outflows of $0.8 billion, partially offset by market appreciation of $1.6 billion.

Average AUM for the three month and six month periods ended June 30, 2019 and 2018 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	($ in millions)
Average AUM by Asset Class:
Equity	$196,171	$205,221	$192,555	$209,777
Fixed Income	35,669	34,975	35,148	35,911
Alternative Investments	2,606	2,797	2,649	2,857
Private Equity	1,391	1,457	1,404	1,460
Cash Management	1,141	677	984	609
Total Average AUM	$236,978	$245,127	$232,740	$250,614

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	($ in thousands)
Net Revenue	$315,591	$352,588	$617,424	$706,871
Operating Expenses	219,021	229,561	426,369	459,230
Operating Income	$96,570	$123,027	$191,055	$247,641
Operating Income, as a % of net revenue	30.6%	34.9%	30.9%	35.0%

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Americas	57%	57%	56%	56%
EMEA	32	34	33	34
Asia Pacific	11	9	11	10
Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended June 30, 2019 versus June 30, 2018

Asset Management net revenue decreased $37 million, or 10%, as compared to the 2018 period. Management fees and other revenue was $311 million, a decrease of $30 million, or 9%, as compared to $341 million in the 2018 period, primarily due a decrease in average AUM. Incentive fees were $5 million, a decrease of $7 million as compared to $12 million in the 2018 period.

Operating expenses decreased $11 million, or 5%, as compared to the 2018 period, primarily due to a decrease in compensation and benefits expense associated with decreased operating revenue, as well as lower fund administration fees.

Asset Management operating income was $97 million, a decrease of $26 million, or 22%, as compared to operating income of $123 million in the 2018 period and, as a percentage of net revenue, was 30.6%, as compared to 34.9% in the 2018 period.

Six Months Ended June 30, 2019 versus June 30, 2018

Asset Management net revenue decreased $89 million, or 13%, as compared to the 2018 period. Management fees and other revenue was $612 million, a decrease of $77 million, or 11%, as compared to $689 million in the 2018 period, primarily due to a decrease in average AUM. Incentive fees were $6 million, a decrease of $12 million as compared to $18 million in the 2018 period.

Operating expenses decreased $33 million, or 7%, as compared to the 2018 period, primarily due to a decrease in compensation and benefits expense associated with decreased operating revenue, as well as lower fund administration fees.

Asset Management operating income was $191 million, a decrease of $57 million, or 23%, as compared to operating income of $248 million in the 2018 period and, as a percentage of net revenue, was 30.9%, as compared to 35.0% in the 2018 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	($ in thousands)
Interest Income	$3,187	$1,737	$6,028	$4,057
Interest Expense	(18,997)	(12,603)	(36,013)	(25,615)
Net Interest (Expense)	(15,810)	(10,866)	(29,985)	(21,558)
Other Revenue (Expense)	1,297	(5,873)	18,943	(3,887)
Net Revenue (Expense)	(14,513)	(16,739)	(11,042)	(25,445)
Operating Expenses	33,746	10,260	70,148	24,765
Operating Income (Loss)	$(48,259)	$(26,999)	$(81,190)	$(50,210)

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended June 30, 2019 versus June 30, 2018

Net interest expense increased $5 million, or 45%, as compared to the 2018 period.

Other revenue increased $7 million as compared to the 2018 period, primarily due to higher income in the 2019 period attributable to investments held in connection with LFI.

Operating expenses increased $23 million as compared to the 2018 period, primarily due to an increase in compensation and benefits expense, including an increase in charges pertaining to LFI.

Six Months Ended June 30, 2019 versus June 30, 2018

Net interest expense increased $8 million, or 39%, as compared to the 2018 period.

Other revenue increased $23 million as compared to the 2018 period, primarily due to higher income in the 2019 period attributable to investments held in connection with LFI.

Operating expenses increased $45 million as compared to the 2018 period, primarily due to a increase in compensation and benefits expense, including an increase in charges pertaining to LFI.

Cash Flows

The Company’s cash flows are influenced primarily by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to shareholders, payments of incentive compensation to managing directors and employees and purchases of Class A common stock. Cash flows were also affected in 2019 by Lazard Group’s issuance of $500 million aggregate principal amount of its 4.375% senior notes maturing in 2029 (the “2029 Notes”) and the redemption of the 2020 Notes.

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

Summary of Cash Flows:

	Six Months Ended
	June 30,
	2019	2018
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$170	$310
Adjustments to reconcile net income to net cash provided by operating activities (a)	292	256
Other operating activities (b)	(379)	(501)
Net cash provided by (used in) operating activities	83	65
Investing activities	(18)	(31)
Financing activities (c)	(87)	(559)
Effect of exchange rate changes	(9)	(47)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(31)	(572)
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	2,292	2,455
End of Period	$2,261	$1,883

(a)	Consists of the following:

	Six Months Ended
	June 30,
	2019	2018
	($ in millions)
Depreciation and amortization of property	$16	$17
Noncash lease expense	27	-
Amortization of deferred expenses and share-based incentive compensation	227	226
Deferred tax provision	7	21
Amortization and other acquisition-related (benefits) costs	8	(8)
Loss on extinguishment of debt	7	-
Total	$292	$256

(b)	Includes net changes in operating assets and liabilities.
(c)

Consists primarily of purchases of shares of Class A common stock, tax withholdings related to the settlement of vested restricted stock units (“RSUs”), vested restricted stock awards and vested PRSUs, Class A common stock dividends, changes in customer deposits, distributions to noncontrolling interest holders and activity relating to borrowings (including in 2019, the redemption of the 2020 Notes and the issuance of the 2029 Notes).

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

Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”. In the first half of 2019, as reflected on the condensed consolidated statements of financial condition, both “deposits with banks and short-term investments” and “deposits and other customer payables” increased as compared to December 31, 2018, due to a higher level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.

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

We regularly monitor our liquidity position, including cash levels, investments in U.S. Treasury securities, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of Class A common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At June 30, 2019, Lazard had approximately $919 million of cash, with such amount including approximately $517 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings. We expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of June 30, 2019, Lazard had approximately $168 million in unused lines of credit available to it, including a $150 million, five-year, senior revolving credit facility with a group of lenders that expires in September 2020 (the “Amended and Restated Credit Agreement”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $17 million.

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

Financing Activities

The table below sets forth our corporate indebtedness as of June 30, 2019 and December 31, 2018. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		June 30, 2019			December 31, 2018
Senior Debt	Maturity Date	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2020 Senior Notes	2020	$-	$-	$-	$250.0	$0.9	$249.1
Lazard Group 2025 Senior Notes	2025	400.0	2.7	397.3	400.0	2.9	397.1
Lazard Group 2027 Senior Notes	2027	300.0	3.0	297.0	300.0	3.2	296.8
Lazard Group 2028 Senior Notes	2028	500.0	8.3	491.7	500.0	8.8	491.2
Lazard Group 2029 Senior Notes	2029	500.0	7.9	492.1	-	-	-
		$1,700.0	$21.9	$1,678.1	$1,450.0	$15.8	$1,434.2

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended June 30, 2019, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.78 to 1.00 and its Consolidated Interest Coverage Ratio being 15.24 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of June 30, 2019.

In addition, the Amended and Restated Credit Agreement, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At June 30, 2019, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 11 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Stockholders’ Equity

At June 30, 2019, total stockholders’ equity was $718 million, as compared to $970 million at December 31, 2018, including $619 million and $917 million attributable to Lazard Ltd on the respective dates. The net activity in stockholders’ equity during the six month period ended June 30, 2019 is reflected in the table below (in millions of dollars):

Stockholders’ Equity - January 1, 2019	$970
Increase (decrease) due to:
Net income	170
Other comprehensive income	2
Amortization of share-based incentive compensation	161
Purchase of Class A common stock	(352)
Settlement of share-based incentive compensation (a)	(92)
Class A common stock dividends	(155)
Other - net	14
Stockholders’ Equity - June 30, 2019	$718

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

Six Months Ended June 30:	Number of Shares Purchased	Average Price Per Share
2018	4,147,526	$53.96
2019	9,715,003	$36.20

As of June 30, 2019, a total of $244 million of share repurchase authorization remained available under the Company’s share repurchase program, all of which will expire on December 31, 2020.

During the six month period ended June 30, 2019, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, pursuant to which it effected stock repurchases in the open market.

On July 24, 2019, the Board of Directors of Lazard declared a quarterly dividend of $0.47 per share on our Class A common stock.  The dividend is payable on August 16, 2019, to stockholders of record on August 5, 2019.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of June 30, 2019:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior debt (including interest) (a)	$2,308,792	$70,250	$140,500	$140,500	$1,957,542
Operating leases (exclusive of $22,905 of committed sublease income)	710,633	39,879	149,726	109,107	411,921
Investment capital funding commitments (b)	8,264	8,264	-	-	-
Total (c)	$3,027,689	$118,393	$290,226	$249,607	$2,369,463

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

(b)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $13,400 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders. See Note 6 of Notes to Condensed Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.

(c)

The table above excludes contingent obligations, given the inability to make a reasonably reliable estimate of the timing of the amounts of any such payments. The table above also excludes any possible payments for uncertain tax positions and payments pursuant to the Company’s tax receivable agreement, given that the actual amount and timing of payments under the tax receivable agreement could differ materially from our estimates. At June 30, 2019, a tax receivable agreement obligation of $246,953 was recorded on the condensed consolidated statements of financial condition. See “Critical Accounting Policies and Estimates – Income Taxes” below. See also Notes 12, 14, 15, 16 and 18 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans, income taxes and tax receivable agreement obligations, respectively.

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

The cumulative liability relating to our obligations under the Amended and Restated Tax Receivable Agreement recorded as of June 30, 2019 and December 31, 2018 was $247 million and $271 million, respectively, and is recorded in “tax receivable agreement obligation” on the condensed consolidated statements of financial condition.

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

Data relating to investments is set forth below:

	June 30, 2019	December 31, 2018
	($ in thousands)
Seed investments by asset class:
Equities (a)	$86,251	$73,410
Fixed income	8,308	9,548
Alternative investments	31,293	7,131
Total seed investments	125,852	90,089
Other investments owned:
Private equity (b)	29,058	41,788
Interest-bearing deposits	511	510
Fixed income and other (c)	149,453	226,346
Total other investments owned	179,022	268,644
Subtotal	304,874	358,733
Add:
Private equity consolidated, not owned (d)	12,810	14,555
LFI (e)	257,740	201,860
Total investments	$575,424	$575,148

(a)	At June 30, 2019 and December 31, 2018, seed investments in directly owned equity securities were invested as follows:

	June 30, 2019	December 31, 2018
Percentage invested in:
Financials	29%	30%
Consumer	29	28
Industrial	12	13
Technology	13	14
Other	17	15
Total	100%	100%

(b)

Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $25 million and $27 million as of June 30, 2019 and December 31, 2018, respectively.

(c)

At June 30, 2019 and December 31, 2018, includes investments in U.S. Treasury securities of approximately $125 million and $200 million, respectively, with original maturities of greater than three months and less than one year.

(d)

Represents private equity investments that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “stockholders’ equity” on the condensed consolidated statements of financial condition.

(e)

Composed of investments held in connection with LFI and other similar deferred compensation arrangements. The market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to awards expected to vest. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives.  LFI investments held in entities in which the Company maintained a controlling interest were $91 million in eight entities as of June 30, 2019, as compared to $69 million in three entities as of December 31, 2018.

At June 30, 2019 and December 31, 2018, total investments with a fair value of $575 million and $575 million, respectively, included $65 million and $57 million, respectively, or 11% and 10%, respectively, of investments that were classified using NAV or its equivalent as a practical expedient. See Notes 5 and 6 of Notes to Condensed Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of June 30, 2019 and December 31, 2018, the Company held seed investments of approximately $126 million and $90 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $66 million in nine entities as of June 30, 2019, as compared to $31 million in eight entities as of December 31, 2018.

As of June 30, 2019 and December 31, 2018, the Company did not consolidate or deconsolidate any seed investment entities or LFI investment entities with the exception of the recent consolidation of certain LFI funds (see Note 21 of Notes to the Condensed Consolidated Financial Statements). As such, 100% of the recorded balance of seed investments and substantially all of LFI investments as of June 30, 2019 and December 31, 2018 represented the Company’s economic interest in the seed and LFI investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed and LFI investment entities.

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

Lazard’s involvement with various entities that are VOEs or VIEs primarily arises from LFI investments and investment management contracts with fund entities in our Asset Management business. Lazard is not required to consolidate such entities because, with the exception of certain seed and LFI investments, as discussed below, we do not hold more than an inconsequential equity interest in such entities and we do not hold other variable interests (including our investment management agreements, which do not meet the definition of variable interests) in such entities.

Lazard makes seed and LFI investments in certain entities that are considered VOEs and VIEs and often require consolidation as a result of our investment. The impact of seed and LFI investment entities that require consolidation on the condensed consolidated financial statements, including any consolidation or deconsolidation of such entities, is not material to our financial statements. Our exposure to loss from entities in which we have made such investments is limited to the extent of our investment in, or investment commitment to, such entities. See “Critical Accounting Policies and Estimates—Investments” above for more information regarding our investments.

Generally, when the Company initially invests to seed an investment entity, the Company is the majority owner of the entity. Our majority ownership in seed investment entities represents a controlling interest, except when we are the general partner in such entities and the third-party investors have the right to replace the general partner. To the extent material, we consolidate seed and LFI investment entities in which we own a controlling interest, and we would deconsolidate any such entity when we no longer have a controlling interest in such entity.

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

Equity Market Price Risk—At June 30, 2019 and December 31, 2018, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $111 million and $84 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $1.0 million and $0.8 million in the carrying value of such investments as of June 30, 2019 and December 31, 2018, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At June 30, 2019 and December 31, 2018, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $167 million and $245 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $1.0 million and $0.9 million in the carrying value of such investments as of June 30, 2019 and December 31, 2018, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At June 30, 2019 and December 31, 2018, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $50 million and $41 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a decrease of approximately $0.6 million and $0.1 million in the carrying value of such investments as of June 30, 2019 and December 31, 2018, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At June 30, 2019 and December 31, 2018, the Company’s exposure to changes in fair value of such investments was approximately $29 million and $42 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $2.9 million and $4.2 million in the carrying value of such investments as of June 30, 2019 and December 31, 2018, respectively.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At June 30, 2019, total receivables amounted to $705 million, net of an allowance for doubtful accounts of $34 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 71% and 29% of total receivables, respectively. At December 31, 2018, total receivables amounted to $686 million, net of an allowance for doubtful accounts of $40 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 73% and 27% of total receivables, respectively. At June 30, 2019 and December 31, 2018, the Company had receivables past due or deemed uncollectible of approximately $46 million and $42 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit (primarily for clients of LFG). At June 30, 2019 and December 31, 2018, customer receivables included $70 million and $64 million, respectively, of LFB loans, with such loans being fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $2 million and $12 million at June 30, 2019 and December 31, 2018, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $6 million and $1 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $229 million and $188 million at June 30, 2019 and December 31, 2018, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of June 30, 2019, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $9 million in the event interest rates were to increase by 1% and decrease by approximately $9 million if rates were to decrease by 1%.

As of June 30, 2019, the Company’s cash and cash equivalents totaled approximately $919 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, (iii) in short-term certificates of deposit from such banks and (iv) in short-term U.S. Treasury securities. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

None.

Issuer Repurchases of Equity Securities

The following table sets forth information regarding Lazard’s purchases of its Class A common stock on a monthly basis during the second quarter of 2019. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2019
Share Repurchase Program (1)	1,517,370	$37.71	1,517,370	$346.2	million
Employee Transactions (2)	3,244	$38.55	-	-
May 1 – May 31, 2019
Share Repurchase Program (1)	949,685	$33.35	949,685	$314.5	million
Employee Transactions (2)	114,832	$36.25	-	-
June 1 – June 30, 2019
Share Repurchase Program (1)	2,070,000	$34.17	2,070,000	$243.8	million
Employee Transactions (2)	36,367	$31.47	-	-
Total
Share Repurchase Program (1)	4,537,055	$35.18	4,537,055	$243.8	million
Employee Transactions (2)	154,443	$35.17	-	-

(1)	During the six months ended June 30, 2019 and since 2017, the Board of Directors of Lazard authorized the repurchase of Class A common stock as set forth in the table below.
Date	Repurchase Authorization	Expiration
	($ in thousands)
October 2017	$200,000	December 31, 2019
April 2018	$300,000	December 31, 2020
October 2018	$300,000	December 31, 2020
February 2019	$300,000	December 31, 2020

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

(2)

Under the terms of the 2008 Plan and the 2018 Plan, upon the vesting of RSUs, PRSUs, DSUs and delivery of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended June 30, 2019, the Company satisfied such obligations in lieu of issuing (i) 105,174 shares of Class A common stock upon the vesting or settlement of 492,579 RSUs and PRSUs and (ii) 49,269 shares of Class A common stock upon the vesting of 283,788 shares of restricted Class A common stock.

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

10.24*

Form of Agreement for Performance-Based Profits Interest Participation Right Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 30, 2019).

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

Dated: July 29, 2019

LAZARD LTD

By:	/s/ Evan L. Russo
Name:	Evan L. Russo
Title:	Chief Financial Officer

By:	/s/ Dominick Ragone
Name:	Dominick Ragone
Title:	Chief Accounting Officer