Form 10-Q
period 2019-09-30
Lazard Ltd
filed 2019-11-05
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, there were 112,766,091 shares of the Registrant’s Class A common stock outstanding (including 7,735,241 shares held by subsidiaries).

TABLE OF CONTENTS

When we use the terms “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd’s primary operating asset is its indirect ownership as of September 30, 2019 of all of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(UNAUDITED)

(dollars in thousands, except for per share data)

	September 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$959,001	$1,246,537
Deposits with banks and short-term investments	1,289,288	1,006,969
Cash deposited with clearing organizations and other segregated cash	40,280	38,379
Receivables (net of allowance for doubtful accounts of $31,288 and $40,164 at September 30, 2019 and December 31, 2018, respectively):
Fees	468,780	501,397
Customers and other	199,387	184,137
	668,167	685,534
Investments	535,848	575,148
Property (net of accumulated amortization and depreciation of $352,104 and $339,770 at September 30, 2019 and December 31, 2018, respectively)	216,968	212,946
Operating lease right-of-use assets	558,723	-
Goodwill and other intangible assets (net of accumulated amortization of $67,973 and $65,949 at September 30, 2019 and December 31, 2018, respectively)	368,996	375,318
Deferred tax assets	601,183	597,776
Other assets	313,425	258,634
Total Assets	$5,551,879	$4,997,241

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(UNAUDITED)

(dollars in thousands, except for per share data)

	September 30,	December 31,
	2019	2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$1,405,836	$1,154,207
Accrued compensation and benefits	418,779	585,484
Operating lease liabilities	652,681	-
Senior debt	1,678,921	1,434,260
Tax receivable agreement obligation	246,953	270,640
Deferred tax liabilities	1,998	5,571
Other liabilities	460,490	576,986
Total Liabilities	4,865,658	4,027,148
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - no shares issued and outstanding	-	-
Series B - no shares issued and outstanding	-	-
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 129,766,091 shares issued at September 30, 2019 and December 31, 2018, including shares held by subsidiaries as indicated below)	1,298	1,298
Additional paid-in-capital	682,003	750,692
Retained earnings	1,168,382	1,195,563
Accumulated other comprehensive loss, net of tax	(288,621)	(273,818)
	1,563,062	1,673,735
Class A common stock held by subsidiaries, at cost (23,950,582 and 17,574,805 shares at September 30, 2019 and December 31, 2018, respectively)	(949,620)	(756,884)
Total Lazard Ltd Stockholders’ Equity	613,442	916,851
Noncontrolling interests	72,779	53,242
Total Stockholders’ Equity	686,221	970,093
Total Liabilities and Stockholders’ Equity	$5,551,879	$4,997,241

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUE
Investment banking and other advisory fees	$305,303	$309,690	$970,081	$1,139,860
Asset management fees	287,140	312,790	876,159	986,777
Interest income	3,962	3,029	11,775	7,877
Other	14,668	15,291	65,537	46,019
Total revenue	611,073	640,800	1,923,552	2,180,533
Interest expense	20,005	14,319	58,120	41,416
Net revenue	591,068	626,481	1,865,432	2,139,117
OPERATING EXPENSES
Compensation and benefits	391,363	343,987	1,136,087	1,165,193
Occupancy and equipment	29,856	28,848	89,104	88,326
Marketing and business development	27,318	21,868	84,086	75,755
Technology and information services	34,076	36,394	104,956	102,173
Professional services	15,105	13,353	48,466	42,498
Fund administration and outsourced services	28,425	34,748	85,848	103,159
Amortization and other acquisition-related (benefits) costs	1,022	(5,851)	9,534	(13,468)
Other	11,530	14,453	33,630	51,032
Total operating expenses	538,695	487,800	1,591,711	1,614,668
OPERATING INCOME	52,373	138,681	273,721	524,449
Provision for income taxes	4,177	29,956	55,536	105,684
NET INCOME	48,196	108,725	218,185	418,765
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,492	1,651	8,662	5,036
NET INCOME ATTRIBUTABLE TO LAZARD LTD	$46,704	$107,074	$209,523	$413,729
ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	109,285,727	119,456,516	111,070,395	119,897,626
Diluted	113,881,690	129,859,728	116,959,041	130,750,392
NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.42	$0.90	$1.87	$3.45
Diluted	$0.40	$0.82	$1.77	$3.16

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
NET INCOME	$48,196	$108,725	$218,185	$418,765
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	(26,760)	(8,676)	(30,033)	(34,783)
Employee benefit plans:
Actuarial gain (net of tax expense (benefit) of $(1,607) and $214 for the three months ended September 30, 2019 and 2018, respectively, and $1,113 and $618 for the nine months ended September 30, 2019 and 2018, respectively)	9,050	863	11,911	4,149
Adjustment for items reclassified to earnings (net of tax expense of $172 and $264 for the three months ended September 30, 2019 and 2018, respectively, and $524 and $948 for the nine months ended September 30, 2019 and 2018, respectively)	1,074	949	3,319	2,788
OTHER COMPREHENSIVE LOSS, NET OF TAX	(16,636)	(6,864)	(14,803)	(27,846)
COMPREHENSIVE INCOME	31,560	101,861	203,382	390,919
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,493	1,653	8,662	5,037
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD LTD	$30,067	$100,208	$194,720	$385,882

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$218,185	$418,765
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	24,857	25,303
Noncash lease expense	40,268	-
Amortization of deferred expenses and share-based incentive compensation	317,111	294,380
Amortization and other acquisition-related (benefits) costs	9,534	(13,468)
Deferred tax provision (benefit)	(6,413)	27,287
Loss on extinguishment of debt	6,505	6,523
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	6,866	(82,161)
Investments	43,559	(184,542)
Other assets	(128,562)	(144,592)
Accrued compensation and benefits and other liabilities	(213,501)	(56,035)
Net cash provided by operating activities	318,409	291,460
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(40,669)	(39,343)
Disposals of property	98	1,365
Net cash used in investing activities	(40,571)	(37,978)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of senior debt, net of expenses	492,032	490,970
Customer deposits, net	345,394	79,960
Contributions from noncontrolling interests	1,193	553
Payments for:
Senior debt	(255,746)	(255,543)
Distributions to noncontrolling interests	(8,913)	(10,232)
Payments under tax receivable agreement	(23,687)	(31,897)
Purchase of Class A common stock	(430,281)	(306,591)
Class A common stock dividends	(205,559)	(307,850)
Settlement of share-based incentive compensation	(96,956)	(109,485)
Other financing activities	(6,144)	(5,566)
Net cash used in financing activities	(188,667)	(455,681)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(92,487)	(66,355)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(3,316)	(268,554)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—January 1	2,291,885	2,454,806
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—September 30	$2,288,569	$2,186,252

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:
	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$959,001	$1,246,537
Deposits with banks and short-term investments	1,289,288	1,006,969
Cash deposited with clearing organizations and other segregated cash	40,280	38,379
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$2,288,569	$2,291,885

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2018

(UNAUDITED)

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’
	Shares	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity
Balance - July 1, 2018	129,766,091	$1,298	$652,013	$1,092,381	$(253,499)	9,719,895	$(437,031)	$1,055,162	$57,942	$1,113,104
Comprehensive income (loss):
Net income				107,074				107,074	1,651	108,725
Other comprehensive income (loss) - net of tax					(6,866)			(6,866)	2	(6,864)
Amortization of share-based incentive compensation			48,356					48,356		48,356
Dividend equivalents			5,296	(6,124)				(828)		(828)
Class A common stock dividends ($0.44 per share)				(52,622)				(52,622)		(52,622)
Purchase of Class A common stock						1,650,263	(82,796)	(82,796)		(82,796)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $233			(4,060)			(76,904)	3,560	(500)		(500)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)			145					145		145
Dividend equivalents			99	(99)				-		-
Distributions to noncontrolling interests, net								-	(5,135)	(5,135)
Balance - September 30, 2018	129,766,091	$1,298	$701,849	$1,140,610	$(260,365)	11,293,254	$(516,267)	$1,067,125	$54,460	$1,121,585

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2018

(UNAUDITED)

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’
	Shares	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity
Balance - January 1, 2018	129,766,091	$1,298	$788,140	$1,080,413	$(232,518)	10,747,142	$(437,530)	$1,199,803	$59,102	$1,258,905
Comprehensive income (loss):
Net income				413,729				413,729	5,036	418,765
Other comprehensive income (loss) - net of tax					(27,847)			(27,847)	1	(27,846)
Amortization of share-based incentive compensation			218,186					218,186		218,186
Dividend equivalents			38,923	(44,432)				(5,509)		(5,509)
Class A common stock dividends ($2.59 per share)				(307,850)				(307,850)		(307,850)
Purchase of Class A common stock						5,797,789	(306,591)	(306,591)		(306,591)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $7,745			(345,023)			(5,249,819)	227,793	(117,230)		(117,230)
Business acquisitions and related equity transactions:
Delivery of Class A common stock			(61)			(1,858)	61	-		-
Class A common stock issuable (including related amortization)			434					434		434
Dividend equivalents			1,250	(1,250)				-	-	-
Distributions to noncontrolling interests, net								-	(9,679)	(9,679)
Balance - September 30, 2018	129,766,091	$1,298	$701,849	$1,140,610	$(260,365)	11,293,254	$(516,267)	$1,067,125	$54,460	$1,121,585

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2019

(UNAUDITED)

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’
	Shares	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity
Balance - July 1, 2019	129,766,091	$1,298	$582,342	$1,179,901	$(271,984)	21,761,253	$(872,755)	$618,802	$99,076	$717,878
Comprehensive income (loss):
Net income				46,704				46,704	1,492	48,196
Other comprehensive income (loss) - net of tax					(16,637)			(16,637)	1	(16,636)
Amortization of share-based incentive compensation			95,162					95,162	(29,973)	65,189
Dividend equivalents			4,350	(7,852)				(3,502)	2,062	(1,440)
Class A common stock dividends ($0.47 per share)				(50,235)				(50,235)		(50,235)
Purchase of Class A common stock						2,231,940	(78,569)	(78,569)		(78,569)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $61			(2,510)			(42,611)	1,704	(806)		(806)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)			2,523					2,523		2,523
Dividend equivalents			136	(136)				-		-
Distributions to noncontrolling interests, net								-	(1,102)	(1,102)
Consolidation of VIEs								-	1,223	1,223
Balance - September 30, 2019	129,766,091	$1,298	$682,003	$1,168,382	$(288,621)	23,950,582	$(949,620)	$613,442	$72,779	$686,221

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2019

(UNAUDITED)

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’
	Shares	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity
Balance - January 1, 2019	129,766,091	$1,298	$750,692	$1,195,563	$(273,818)	17,574,805	$(756,884)	$916,851	$53,242	$970,093
Comprehensive income (loss):
Net income				209,523				209,523	8,662	218,185
Other comprehensive loss - net of tax					(14,803)			(14,803)	-	(14,803)
Amortization of share-based incentive compensation			220,364					220,364	5,908	226,272
Dividend equivalents			24,492	(30,613)				(6,121)		(6,121)
Class A common stock dividends ($1.88 per share)				(205,559)				(205,559)		(205,559)
Purchase of Class A common stock						11,946,943	(430,281)	(430,281)		(430,281)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $4,419			(330,082)			(5,571,166)	237,545	(92,537)		(92,537)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)			16,005					16,005		16,005
Dividend equivalents			532	(532)				-		-
Distributions to noncontrolling interests, net								-	(7,720)	(7,720)
Consolidation of VIEs								-	12,687	12,687
Balance - September 30, 2019	129,766,091	$1,298	$682,003	$1,168,382	$(288,621)	23,950,582	$(949,620)	$613,442	$72,779	$686,221

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of September 30, 2019 and December 31, 2018. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group, which is governed by an Amended and Restated Operating Agreement dated as of February 4, 2019 (the “Operating Agreement”).

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

The consolidated results of operations for the three month and nine month periods ended September 30, 2019 are not indicative of the results to be expected for any future interim or annual period.

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
•

Variable interest entities (“VIEs”) where the Company is the primary beneficiary having the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of, or receive benefits from, the VIE that could be potentially significant to the VIE (see Note 22).

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

The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Revenue:
Financial Advisory (a)	$305,982	$310,418	$973,964	$1,141,628

Asset Management:
Management Fees and Other (b)	$298,752	$323,283	$910,321	$1,012,127
Incentive Fees (c)	1,263	1,957	7,118	19,984
Total Asset Management	$300,015	$325,240	$917,439	$1,032,111

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

Activity in the allowance for doubtful accounts for the three month and nine month periods ended September 30, 2019 and 2018 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Beginning Balance	$33,535	$34,956	$40,164	$23,746
Bad debt expense, net of recoveries	(546)	1,488	(6,097)	18,106
Charge-offs, foreign currency translation and other adjustments	(1,701)	(1,920)	(2,779)	(7,328)
Ending Balance	$31,288	$34,524	$31,288	$34,524

Bad debt expense, net of recoveries is included in “operating expenses—other” on the condensed consolidated statements of operations.

At September 30, 2019 and December 31, 2018, the Company had receivables past due or deemed uncollectible of $37,732 and $42,309, respectively.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Of the Company’s fee receivables at September 30, 2019 and December 31, 2018, $77,304 and $90,966, respectively, represented interest-bearing financing receivables. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $590,863 and $594,568 at September 30, 2019 and December 31, 2018, respectively, approximates fair value.

5.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Interest-bearing deposits	$495	$510
Debt	99,535	202,874
Equities	38,114	32,261
Funds:
Alternative investments (a)	27,124	17,752
Debt (a)	112,258	90,320
Equity (a)	215,821	175,088
Private equity	42,501	56,343
	397,704	339,503
Total investments	535,848	575,148
Less:
Interest-bearing deposits	495	510
Investments, at fair value	$535,353	$574,638
Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$1,555	$3,929

(a)

Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $9,330, $72,790 and $168,553, respectively, at September 30, 2019 and $9,741, $60,081 and $132,038, respectively, at December 31, 2018, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 7 and 14).

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

During the three month and nine month periods ended September 30, 2019 and 2018, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to “equity securities and trading debt securities” still held as of the reporting date as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net unrealized investment gains (losses)	$(590)	$1,972	$26,562	$(13,183)

6.	FAIR VALUE MEASUREMENTS

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

The fair value of investments in private equity funds is classified as Level 3 for certain investments that are valued based on the potential transaction value as of September 30, 2019.

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

The following tables present, as of September 30, 2019 and December 31, 2018, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	September 30, 2019
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$99,535	$-	$-	$-	$99,535
Equities	36,390	-	1,724	-	38,114
Funds:
Alternative investments	16,930	-	-	10,194	27,124
Debt	112,251	-	-	7	112,258
Equity	215,782	-	-	39	215,821
Private equity	-	-	2,146	40,355	42,501
Derivatives	-	3,278	-	-	3,278
Total	$480,888	$3,278	$3,870	$50,595	$538,631
Liabilities:
Securities sold, not yet purchased	$1,555	$-	$-	$-	$1,555
Contingent consideration liability	-	-	1,895	-	1,895
Derivatives	-	228,116	-	-	228,116
Total	$1,555	$228,116	$1,895	$-	$231,566

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

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Transfers	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,606	$148	$-	$-	$(30)	$1,724
Private equity funds	2,131	15	-	-	-	2,146
Total Level 3 Assets	$3,737	$163	$-	$-	$(30)	$3,870

Liabilities:
Contingent consideration liability	$4,386	$(73)	$-	$(2,418)	$-	$1,895
Total Level 3 Liabilities	$4,386	$(73)	$-	$(2,418)	$-	$1,895

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	Nine Months Ended September 30, 2019
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Transfers (b)	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,622	$134	$-	$-	$(32)	$1,724
Private equity funds	-	15	2,131	-	-	2,146
Total Level 3 Assets	$1,622	$149	$2,131	$-	$(32)	$3,870

Liabilities:
Contingent consideration liability	$10,009	$7,577	$-	$(15,691)	$-	$1,895
Total Level 3 Liabilities	$10,009	$7,577	$-	$(15,691)	$-	$1,895

	Three Months Ended September 30, 2018
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,629	$-	$-	$-	$(1)	$1,628
Total Level 3 Assets	$1,629	$-	$-	$-	$(1)	$1,628

Liabilities:
Contingent consideration liability	$19,628	$(6,707)	$-	$-	$-	$12,921
Total Level 3 Liabilities	$19,628	$(6,707)	$-	$-	$-	$12,921

	Nine Months Ended September 30, 2018
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,592	$61	$1	$-	$(26)	$1,628
Total Level 3 Assets	$1,592	$61	$1	$-	$(26)	$1,628

Liabilities:
Contingent consideration liability	$28,941	$(16,020)	$-	$-	$-	$12,921
Total Level 3 Liabilities	$28,941	$(16,020)	$-	$-	$-	$12,921

(a)

Earnings recorded in “other revenue” for investments in equities for the three month and nine month periods ended September 30, 2019 and the three month and nine month periods ended September 30, 2018 include net unrealized gains (losses) of $163, $149, $0 and $61, respectively. Earnings recorded in “amortization and other acquisition-related (benefits) costs” for the contingent consideration liability for the three month and nine month periods ended September 30, 2019 and the three month and nine month periods ended September 30, 2018 include unrealized (gains) losses of $(73), $7,577, $(6,707) and $(16,020), respectively.

(b)

Certain investments that were valued at NAV as of December 31, 2018 were transferred to Level 3 during the nine month period ended September 30, 2019 as these investments are valued based on a potential transaction value that differs from NAV.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month and nine month periods ended September 30, 2019 and 2018.

The following tables present, at September 30, 2019 and December 31, 2018, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	September 30, 2019
					Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments		% of Fair Value Not Redeemable	% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$9,578	$-		NA	NA	NA	NA	(a)	30-60 days
Funds of funds	24	-		NA	NA	NA	NA	(b)	>90 days
Other	592	-		NA	NA	NA	NA	(c)	<30-30 days
Debt funds	7	-		NA	NA	NA	NA	(d)	<30 days
Equity funds	39	-		NA	NA	NA	NA	(e)	<30-90 days
Private equity funds:
Equity growth	40,355	8,264	(f)	100%	20%	14%	66%	NA	NA
Total	$50,595	$8,264

(a)	monthly (99%) and quarterly (1%)
(b)	quarterly (100%)
(c)	daily (6%) and monthly (94%)
(d)	daily (100%)
(e)	daily (24%), monthly (71%) and annually (5%)
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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Investment Capital Funding Commitments—At September 30, 2019, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $7,602. The investment period for EGCP III ended on October 12, 2016, after which point the Company’s obligation to fund capital contributions for new investments in EGCP III expired. The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.

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

The table below presents the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 14) on the accompanying condensed consolidated statements of financial condition as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Derivative Assets:
Forward foreign currency exchange rate contracts	$3,278	$1,543
Total return swaps and other (a)	-	10,424
	$3,278	$11,967
Derivative Liabilities:
Forward foreign currency exchange rate contracts	$2,371	$939
Total return swaps and other (a)	3,719	1
LFI and other similar deferred compensation arrangements	222,026	188,022
	$228,116	$188,962

(a)

For total return swaps, amounts represent the netting of gross derivative assets and liabilities of $518 and $4,237 as of September 30, 2019, respectively, and $10,792 and $369 as of December 31, 2018, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets”, with receivables for net cash collateral under such contracts of $5,580 as of September 30, 2019.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2019 and 2018, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Forward foreign currency exchange rate contracts	$3,969	$1,431	$5,065	$5,184
LFI and other similar deferred compensation arrangements	(1,764)	(3,647)	(22,118)	(1,712)
Total return swaps and other	1,324	(1,847)	(8,309)	599
Total	$3,529	$(4,063)	$(25,362)	$4,071

8.	PROPERTY

At September 30, 2019 and December 31, 2018, property consisted of the following:

	Estimated Depreciable	September 30,	December 31,
	Life in Years	2019	2018
Buildings	33	$137,928	$145,034
Leasehold improvements	3-20	193,381	188,956
Furniture and equipment	3-10	205,835	204,585
Construction in progress		31,928	14,141
Total		569,072	552,716
Less - Accumulated depreciation and amortization		352,104	339,770
Property		$216,968	$212,946

9.	LEASES

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

The following table summarizes the components of operating lease expense reflected on the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2019:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$19,966	$58,866
Variable lease cost	4,647	13,698
Less - sublease income	1,621	5,083
Total	$22,992	$67,481

The following table summarizes the supplemental cash flow information and certain other information related to operating leases for the nine month period ended September 30, 2019:

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$62,073

Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$603,288

Weighted average remaining lease term	12 years

Weighted average discount rate	3.6%

Maturities of the operating lease liabilities outstanding at September 30, 2019 for each of the years in the period ending December 31, 2024 and thereafter are set forth in the table below.

Year Ending December 31,
2019 (October 1 through December 31)	$22,441
2020	86,862
2021	82,649
2022	66,608
2023	62,065
2024	60,898
Thereafter	426,209
Total lease payments	807,732
Less - Discount	155,051
Operating lease liabilities	$652,681

In August 2018, the Company entered into a lease agreement for additional office facilities, which are currently under construction. The lease commenced in the third quarter of 2019 when the facilities were delivered to the Company. The Company recognized the related operating lease right-of-use assets and the operating lease liability on the lease commencement date.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Prior to the adoption of the new lease accounting guidance, the minimum rental commitments under non-cancelable operating leases at December 31, 2018, net of sublease income, were approximately as follows:

Year Ending December 31,
2019	$86,839
2020	89,445
2021	83,701
2022	70,780
2023	59,973
Thereafter	488,612
Total minimum rental commitments	879,350
Less - sublease proceeds	26,941
Net rental commitments	$852,409

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at September 30, 2019 and December 31, 2018 are presented below:

	September 30,	December 31,
	2019	2018
Goodwill	$366,892	$371,561
Other intangible assets (net of accumulated amortization)	2,104	3,757
	$368,996	$375,318

At September 30, 2019 and December 31, 2018, goodwill of $302,351 and $307,020, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the nine month periods ended September 30, 2019 and 2018 are as follows:

	Nine Months Ended
	September 30,
	2019	2018
Balance, January 1	$371,561	$385,292
Foreign currency translation adjustments	(4,669)	(10,298)
Balance, September 30	$366,892	$374,994

All changes in the carrying amount of goodwill for the nine month periods ended September 30, 2019 and 2018 are attributable to the Company’s Financial Advisory segment.

The gross cost and accumulated amortization of other intangible assets as of September 30, 2019 and December 31, 2018, by major intangible asset category, are as follows:

	September 30, 2019			December 31, 2018
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/incentive fees	$35,295	$33,547	$1,748	$35,232	$32,235	$2,997
Management fees, customer relationships and non-compete agreements	34,782	34,426	356	34,474	33,714	760
	$70,077	$67,973	$2,104	$69,706	$65,949	$3,757

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Amortization expense of intangible assets, included in “amortization and other acquisition-related (benefits) costs” in the condensed consolidated statements of operations, for the three month and nine month periods ended September 30, 2019 was $1,095 and $1,957, respectively, and for the three month and nine month periods ended September 30, 2018 was $856 and $2,552, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense
2019 (October 1 through December 31)	$284
2020	1,610
2021	60
2022	60
2023	60
Thereafter	30
Total amortization expense	$2,104

11.	SENIOR DEBT

Senior debt is comprised of the following as of September 30, 2019 and December 31, 2018:

				Outstanding as of
	Initial		Annual	September 30, 2019			December 31, 2018
	Principal Amount	Maturity Date	Interest Rate(b)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2020 Senior Notes (a)	$500,000	11/14/20	4.25%	$-	$-	$-	$250,000	$863	$249,137
Lazard Group 2025 Senior Notes	400,000	2/13/25	3.75%	400,000	2,534	397,466	400,000	2,888	397,112
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	300,000	2,920	297,080	300,000	3,215	296,785
Lazard Group 2028 Senior Notes (a)	500,000	9/19/28	4.50%	500,000	8,038	491,962	500,000	8,774	491,226
Lazard Group 2029 Senior Notes (a)	500,000	3/11/29	4.375%	500,000	7,587	492,413	-	-	-
Total				$1,700,000	$21,079	$1,678,921	$1,450,000	$15,740	$1,434,260

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

During September 2018, Lazard Group completed an offering of $500,000 aggregate principal amount of the 2028 Notes. Interest on the 2028 Notes is payable semi-annually on March 19 and September 19 of each year, beginning March 19, 2019. Lazard Group used a portion of the net proceeds of the 2028 Notes to redeem or otherwise retire $250,000 aggregate principal amount of the 2020 Notes.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

On September 25, 2015, Lazard Group entered into an Amended and Restated Credit Agreement for a five-year $150,000 senior revolving credit facility with a group of lenders (the “Amended and Restated Credit Agreement”), which expires in September 2020. The Amended and Restated Credit Agreement amended and restated the previous credit agreement dated September 25, 2012. Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. At September 30, 2019 and December 31, 2018, no amounts were outstanding under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of September 30, 2019, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

As of September 30, 2019, the Company had approximately $167,000 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement and unused lines of credit available to LFB of approximately $16,000.

The Company’s senior debt at September 30, 2019 and December 31, 2018 is carried at historical amounts of $1,678,921 and $1,434,260, respectively. At those dates, the fair value of such senior debt was approximately $1,817,000 and $1,429,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

12.	COMMITMENTS AND CONTINGENCIES

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At September 30, 2019, LFB had $2,422 of such indemnifications and held $2,422 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the condensed consolidated statement of financial condition.

Business Acquisitions—For businesses acquired in 2016, the remaining consideration consists of (i) 40,585 shares of Class A common stock subject to non-compete provisions and employment conditions, and non-contingent interests exchangeable into 202,984 shares of Class A common stock, and (ii) up to 447,443 additional shares of Class A common stock that are subject to certain performance thresholds, as well as applicable related dividend equivalent amounts. During the nine month period ended September 30, 2019, 437,416 of the contingent shares were earned, including dividend equivalent amounts.

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, each of LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At September 30, 2019, LFB and LFNY had no such underwriting commitments.

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

Share Repurchase Program—During the nine month period ended September 30, 2019 and since 2017, the Board of Directors of Lazard authorized the repurchase of Class A common stock as set forth in the table below:

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

Nine Months Ended September 30:	Number of Shares Purchased	Average Price Per Share
2018	5,797,789	$52.88
2019	11,946,943	$36.01

During the nine month periods ended September 30, 2019 and 2018, certain of our executive officers received Class A common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of Class A common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the nine month period ended September 30, 2018, the Company purchased shares of Class A common stock from certain of our executive officers. The aggregate value of all such purchases during the nine month periods ended September 30, 2019 and 2018 was approximately $14,600 and $16,400, respectively. Such shares of Class A common stock are reported at cost.

As of September 30, 2019, a total of $165,231 of share repurchase authorization remained available under the Company’s share repurchase program, all of which will expire on December 31, 2020.

In addition, on October 30, 2019, the Board of Directors of Lazard authorized the repurchase of up to $300,000 of additional shares of Class A common stock, which authorization will expire on December 31, 2021, bringing the total available share repurchase authorization as of October 30, 2019 to approximately $437,000.

During the nine month period ended September 30, 2019, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A and Series B preferred stock. Series A and Series B preferred shares were issued in connection with certain prior year business acquisitions and were each non-participating securities convertible into Class A common stock, and had no voting or dividend rights. As of both September 30, 2019 and December 31, 2018, no shares of Series A or Series B preferred stock were outstanding.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Accumulated Other Comprehensive Income (Loss), Net of Tax—The tables below reflect the balances of each component of AOCI at September 30, 2019 and 2018 and activity during the three month and nine month periods then ended:

	Three Months Ended September 30, 2019
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, July 1, 2019	$(133,410)	$(138,577)	$(271,987)	$(3)	$(271,984)
Activity:
Other comprehensive income (loss) before reclassifications	(26,760)	9,050	(17,710)	1	(17,711)
Adjustments for items reclassified to earnings, net of tax	-	1,074	1,074	-	1,074
Net other comprehensive income (loss)	(26,760)	10,124	(16,636)	1	(16,637)
Balance, September 30, 2019	$(160,170)	$(128,453)	$(288,623)	$(2)	$(288,621)

	Nine Months Ended September 30, 2019
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2019	$(130,137)	$(143,683)	$(273,820)	$(2)	$(273,818)
Activity:
Other comprehensive income (loss) before reclassifications	(30,033)	11,911	(18,122)	-	(18,122)
Adjustments for items reclassified to earnings, net of tax	-	3,319	3,319	-	3,319
Net other comprehensive income (loss)	(30,033)	15,230	(14,803)	-	(14,803)
Balance, September 30, 2019	$(160,170)	$(128,453)	$(288,623)	$(2)	$(288,621)

	Three Months Ended September 30, 2018
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, July 1, 2018	$(109,642)	$(143,859)	$(253,501)	$(2)	$(253,499)
Activity:
Other comprehensive income (loss) before reclassifications	(8,676)	863	(7,813)	2	(7,815)
Adjustments for items reclassified to earnings, net of tax	-	949	949	-	949
Net other comprehensive income (loss)	(8,676)	1,812	(6,864)	2	(6,866)
Balance, September 30, 2018	$(118,318)	$(142,047)	$(260,365)	$-	$(260,365)

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

The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Amortization relating to employee benefit plans (a)	$1,246	$1,213	$3,843	$3,736
Less - related income taxes	172	264	524	948
Total reclassifications, net of tax	$1,074	$949	$3,319	$2,788

(a)	Included in the computation of net periodic benefit cost (see Note 15). Such amounts are included in “operating expenses—other” on the condensed consolidated statements of operations.

Noncontrolling Interests—Noncontrolling interests principally represent (i) interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own, (ii) profits interest participation rights (see Note 14) and (iii) consolidated VIE interests held by employees (see Note 22).

The tables below summarize net income attributable to noncontrolling interests for the three month and nine month periods ended September 30, 2019 and 2018 and noncontrolling interests as of September 30, 2019 and December 31, 2018 in the Company’s condensed consolidated financial statements:

	Net Income Attributable to Noncontrolling Interests
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Edgewater	$1,302	$1,651	$8,237	$5,034
Consolidated VIEs	189	-	423	-
Other	1	-	2	2
Total	$1,492	$1,651	$8,662	$5,036

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	Noncontrolling Interests as of
	September 30,	December 31,
	2019	2018
Edgewater	$52,311	$52,695
Profits interest participation rights	7,343	535
Consolidated VIEs	13,110	-
Other	15	12
Total	$72,779	$53,242

Dividends Declared, October 30, 2019—On October 30, 2019, the Board of Directors of Lazard declared a quarterly dividend of $0.47 per share on our Class A common stock. The dividend is payable on November 22, 2019, to stockholders of record on November 11, 2019.

Class A Common Stock Cancellation—On October 31, 2019, Lazard Group distributed to its managing members, which are subsidiaries of Lazard Ltd, 17,000,000 shares of Class A common stock that were held by Lazard Group. These shares were ultimately received by Lazard Ltd and cancelled. There was no impact on total stockholders' equity as a result of the share cancellation.

14.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2018 Plan, 2008 Plan and 2005 Equity Incentive Plan (the “2005 Plan”) and activity with respect thereto during the three month and nine month periods ended September 30, 2019 and 2018 is presented below.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs and other share-based awards) and “professional services” expense (with respect to DSUs) within the Company’s accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Share-based incentive awards:
RSUs	$37,206	$38,121	$140,597	$154,643
PRSUs	14,291	3,107	16,540	31,125
Restricted Stock	7,274	6,950	24,871	30,323
Profits interest participation rights	6,224	-	42,105	-
DSUs	194	179	2,159	2,096
Total	$65,189	$48,357	$226,272	$218,187

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

RSUs generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any dividends paid on Class A common stock during such period. During the nine month period ended September 30, 2019, dividend participation rights required the issuance of 725,197 RSUs and the associated charge to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”) was $24,492.

Non-executive members of the Board of Directors (“Non-Executive Directors”) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 51,379 DSUs granted during the nine month period ended September 30, 2019.  Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of Class A common stock at the time of cessation of service to the Board of Directors. DSUs include a cash dividend participation right equivalent to dividends paid on Class A common stock.

The Company’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date immediately preceding the date of the grant. During the nine month period ended September 30, 2019, 16,103 DSUs had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity relating to RSUs and DSUs during the nine month period ended September 30, 2019:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	11,362,306	$43.78	323,546	$39.27
Granted (including 725,197 RSUs relating to dividend participation)	5,729,741	$38.51	67,482	$31.99
Forfeited	(673,873)	$43.40	-
Settled	(5,857,462)	$37.09	-
Balance, September 30, 2019	10,560,712	$44.66	391,028	$38.01

In connection with RSUs that settled during the nine month period ended September 30, 2019, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 2,047,117 shares of Class A common stock during such nine month period. Accordingly, 3,810,345 shares of Class A common stock held by the Company were delivered during the nine month period ended September 30, 2019.

As of September 30, 2019, estimated unrecognized RSU compensation expense was $147,308, with such expense expected to be recognized over a weighted average period of approximately 0.9 years subsequent to September 30, 2019.

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the nine month period ended September 30, 2019:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	1,541,058	$43.16
Granted	1,039,736	$35.32
Forfeited	(230,787)	$40.59
Settled	(1,165,568)	$38.38
Balance, September 30, 2019	1,184,439	$41.48

In connection with shares of restricted Class A common stock that settled during the nine month period ended September 30, 2019, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 372,792 shares of Class A common stock during such nine month period. Accordingly, 792,776 shares of Class A common stock held by the Company were delivered during the nine month period ended September 30, 2019.

The restricted stock awards include a cash dividend participation right equivalent to dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At September 30, 2019, estimated unrecognized restricted stock expense was $20,080, with such expense to be recognized over a weighted average period of approximately 0.9 years subsequent to September 30, 2019.

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

The following is a summary of activity relating to PRSUs during the nine month period ended September 30, 2019:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	1,771,795	$38.66
Settled	(1,171,081)	$32.44
Balance, September 30, 2019	600,714	$50.78

In connection with certain PRSUs that settled during the nine month period ended September 30, 2019, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 203,036 shares of Class A common stock during such nine month period. Accordingly, 968,045 shares of Class A common stock held by the Company were delivered during the nine month period ended September 30, 2019.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of September 30, 2019, the total estimated unrecognized compensation expense was $4,465, and the Company expects to amortize such expense over a weighted-average period of approximately 0.7 years subsequent to September 30, 2019.

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

The following is a summary of activity relating to profits interest participation rights, including PRPUs, during the nine month period ended September 30, 2019:

	Profits Interest Participation Rights	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	-
Granted (a)	1,462,702	$38.65
Balance, September 30, 2019	1,462,702	$38.65

(a)	Table includes the target number of PRPUs assuming the achievement of applicable performance conditions at the target level.

Compensation expense recognized for profits interest participation rights, including PRPUs, is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value.  As of September 30, 2019, the total estimated unrecognized compensation expense was $19,831, and the Company expects to amortize such expense over a weighted-average period of approximately 1.2 years subsequent to September 30, 2019.

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

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the nine month period ended September 30, 2019:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2019	$76,362	$188,022
Granted	101,552	101,529
Settled	-	(89,140)
Forfeited	(1,571)	(3,107)
Amortization	(83,301)	-
Change in fair value related to:
Increase in fair value of underlying investments	-	22,118
Adjustment for estimated forfeitures	-	3,704
Other	(990)	(1,100)
Balance, September 30, 2019	$92,052	$222,026

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 0.9 years subsequent to September 30, 2019.

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Amortization, net of forfeitures	$23,325	$19,145	$85,469	$71,274
Change in the fair value of underlying investments	1,764	3,647	22,118	1,712
Total	$25,089	$22,792	$107,587	$72,986

15.	EMPLOYEE BENEFIT PLANS

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s pension plans for the three month and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
Components of Net Periodic Benefit Cost (Credit):
Service cost	$223	$217
Interest cost	3,716	3,822
Expected return on plan assets	(6,697)	(7,315)
Amortization of:
Prior service cost	26	-
Net actuarial loss (gain)	1,220	1,213
Settlement loss	2,280	-
Net periodic benefit cost (credit)	$768	$(2,063)

	Nine Months Ended September 30,
	2019	2018
Components of Net Periodic Benefit Cost (Credit):
Service cost	$635	$670
Interest cost	11,476	11,861
Expected return on plan assets	(20,596)	(22,681)
Amortization of:
Prior service cost	82	-
Net actuarial loss (gain)	3,761	3,736
Settlement loss	5,802	-
Net periodic benefit cost (credit)	$1,160	$(6,414)

16.	BUSINESS REALIGNMENT

The Company conducted a review of our business, which resulted in a realignment that included employee reductions and the closing of subscale offices and investment strategies, most of which were completed during the third quarter of 2019.

Expenses associated with business realignment for the three month and nine month periods ended September 30, 2019 were as follows:

	Financial	Asset
	Advisory	Management	Corporate	Total
Compensation and benefits	$35,658	$13,144	$317	$49,119
Other	-	1,335	1,000	2,335
Total	$35,658	$14,479	$1,317	$51,454

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Activity related to the obligations pursuant to business realignment during the three month period ended September 30, 2019 was as follows:

	Accrued
	Compensation	Other
	and Benefits	Liabilities	Total
Balance, July 1, 2019	$-	$-	$-
New charges	49,119	2,335	51,454
Less:	-	-	-
Non-cash charges	(15,447)	(1,335)	(16,782)
Payments	(1,193)	-	(1,193)
Balance, September 30, 2019	$32,479	$1,000	$33,479

17.	INCOME TAXES

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

The Company recorded income tax provisions of $4,177 and $55,536 for the three month and nine month periods ended September 30, 2019, respectively, and $29,956 and $105,684 for the three month and nine month periods ended September 30, 2018, respectively, representing effective tax rates of 8.0%, 20.3%, 21.6% and 20.2%, respectively. The difference between the U.S. federal statutory rate of 21.0% and the effective tax rates reflected above principally relates to (i) excess net tax benefit for share-based incentive compensation and other discrete items, (ii) foreign source income (loss) not subject to U.S. income taxes (including interest on intercompany financings), (iii) taxes payable to foreign jurisdictions that are not offset against U.S. income taxes, (iv) change in the U.S. federal valuation allowance affecting the provision for income taxes, (v) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate, and (vi) impact of U.S. tax reform, including base erosion and anti-abuse tax.

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

The Company’s basic and diluted net income per share calculations using the “two-class” method for the three month and nine month periods ended September 30, 2019 and using the “treasury stock” method for the three month and nine month periods ended September 30, 2018 are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income attributable to Lazard Ltd	$46,704	$107,074	$209,523	$413,729
Add - adjustment for earnings attributable to participating securities	(625)	-	(2,229)	-
Net income attributable to Lazard Ltd - basic	46,079	107,074	207,294	413,729
Add - adjustment for earnings attributable to participating securities	-	-	5	-
Net income attributable to Lazard Ltd - diluted	$46,079	$107,074	$207,299	$413,729
Weighted average number of shares of Class A common stock outstanding	106,730,627	119,197,949	109,474,950	119,647,775
Add - adjustment for shares of Class A common stock issuable on a non-contingent basis	2,555,100	258,567	1,595,445	249,851
Weighted average number of shares of Class A common stock outstanding - basic	109,285,727	119,456,516	111,070,395	119,897,626
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of Class A common stock issuable from share-based incentive compensation	4,595,963	10,403,212	5,888,646	10,852,766
Weighted average number of shares of Class A common stock outstanding - diluted	113,881,690	129,859,728	116,959,041	130,750,392
Net income attributable to Lazard Ltd per share of Class A common stock:
Basic	$0.42	$0.90	$1.87	$3.45
Diluted	$0.40	$0.82	$1.77	$3.16

19.	RELATED PARTIES

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Investment advisory fees relating to such services were $141,365 and $438,733 for the three month and nine month periods ended September 30, 2019, respectively, and $158,425 and $510,414 for the three month and nine month periods ended September 30, 2018, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $55,714 and $59,304 remained as receivables at September 30, 2019 and December 31, 2018, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.

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

The cumulative liability relating to our obligations under the Amended and Restated Tax Receivable Agreement as of September 30, 2019 and December 31, 2018 was $246,953 and $270,640, respectively, and is recorded in “tax receivable agreement obligation” on the condensed consolidated statements of financial condition. The balance at September 30, 2019 reflects a payment made under the Amended and Restated Tax Receivable Agreement in the nine months ended September 30, 2019 of $23,687.

Other

During the nine month period ended September 30, 2019, the Company recognized approximately $9,000 of investment banking and other advisory fees pertaining to financial advisory services provided to clients of which a member of the Company’s Board of Directors also served as a member of the client’s board of directors or in a management capacity. The engagement terms were negotiated in the ordinary course of business on an arms-length basis.

See Note 13 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.

20.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At September 30, 2019, LFNY’s regulatory net capital was $133,716, which exceeded the minimum requirement by $128,376. LFNY’s aggregate indebtedness to net capital ratio was 0.60:1 as of September 30, 2019.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At September 30, 2019, the aggregate regulatory net capital of the U.K. Subsidiaries was $148,962, which exceeded the minimum requirement by $132,957.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

management) and other clients, and asset-liability management. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At September 30, 2019, the consolidated regulatory net capital of CFLF was $161,499, which exceeded the minimum requirement set for regulatory capital levels by $106,159. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At June 30, 2019, the regulatory net capital of the combined European regulated group was $211,440, which exceeded the minimum requirement set for regulatory capital levels by $107,119. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At September 30, 2019, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $153,873, which exceeded the minimum required capital by $125,826.

At September 30, 2019, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the three month and nine month periods ended September 30, 2019 and 2018 is prepared using the following methodology:

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

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2019	2018	2019	2018
Financial Advisory	Net Revenue	$305,982	$310,418	$973,964	$1,141,628
	Operating Expenses (a)	307,147	250,651	863,646	893,524
	Operating Income	$(1,165)	$59,767	$110,318	$248,104
Asset Management	Net Revenue	$300,015	$325,240	$917,439	$1,032,111
	Operating Expenses (a)	225,819	211,564	652,188	670,794
	Operating Income	$74,196	$113,676	$265,251	$361,317
Corporate	Net Revenue	$(14,929)	$(9,177)	$(25,971)	$(34,622)
	Operating Expenses (a)	5,729	25,585	75,877	50,350
	Operating Loss	$(20,658)	$(34,762)	$(101,848)	$(84,972)
Total	Net Revenue	$591,068	$626,481	$1,865,432	$2,139,117
	Operating Expenses (a)	538,695	487,800	1,591,711	1,614,668
	Operating Income	$52,373	$138,681	$273,721	$524,449

(a)  See Note 16 for information regarding business realignment.

	As Of
	September 30, 2019	December 31, 2018
Total Assets
Financial Advisory	$1,075,851	$859,306
Asset Management	703,744	728,220
Corporate	3,772,284	3,409,715
Total	$5,551,879	$4,997,241

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

22.	CONSOLIDATED VIEs

The Company’s consolidated VIEs as of September 30, 2019 include certain funds that were recently established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement.  Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.  The Company’s consolidated VIE assets and liabilities as reflected in the condensed consolidated statements of financial condition consist of the following at September 30, 2019:

ASSETS
Cash and cash equivalents	$3,377
Customers and other receivables	519
Investments (a)	89,333
Other assets	769
Total Assets	$93,998

LIABILITIES
Deposits and other customer payables	$462
Other liabilities	477
Total Liabilities	$939

(a)	Includes $79,791 of LFI held by Lazard Group which is eliminated in the condensed consolidated statements of financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Ltd’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”). All references to “2019,” “2018,” “third quarter,” “first nine months” or “the period” refer to, as the context requires, the three month and nine month periods ended September 30, 2019 and September 30, 2018.

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

Our consolidated net revenue was derived from the following segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Financial Advisory	52%	49%	52%	54%
Asset Management	51	52	49	48
Corporate	(3)	(1)	(1)	(2)
Total	100%	100%	100%	100%

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

•

Financial Advisory—The fundamentals for continued M&A activity, including technological disruption and low interest rates, appear to remain in place. We believe our Financial Advisory business is in a strong competitive position as demand continues for expert, independent strategic advice that can be levered across geographies and our range of capabilities. The global scale and breadth of our Financial Advisory business allows us to advise on a wide range of strategic and restructuring transactions across a variety of industries. In addition, we believe our businesses throughout North America, Europe and the emerging markets position us for growth in these markets, while enhancing our relationships with, and the services that we can provide to, clients in other economies. We continue to invest in our Financial Advisory business by selectively hiring talented senior professionals and continuing to focus on our M&A and other advisory services.

•

Asset Management—In the short to intermediate term, we expect most investor demand will come through financial institutions, and from defined benefit and defined contribution plans in developed economies because of their sheer scope and size. Over the longer term, and depending upon local market conditions, we would expect an increasing share of our AUM to come from the developing economies around the globe, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Given our diversified investment platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from opportunities across the asset management industry. We are continually developing and seeding new investment strategies that extend our existing platforms and assessing potential product acquisitions or other inorganic growth opportunities. Recent examples of growth initiatives include the following investment strategies: various Quantitative Equity strategies, an International Value strategy, a Global Equity Franchise strategy, and a U.S. Systematic Equity strategy.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions, including the subset of completed transactions involving values greater than $500 million, decreased in the first nine months of 2019 as compared to 2018. With respect to announced M&A transactions, the value and number of all transactions, including the subset of announced transactions involving values greater than $500 million, decreased in the first nine months of 2019 as compared to 2018.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	% Incr / (Decr)	2019	2018	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$907	$850	7%	$2,641	$2,910	(9)%
Number	7,816	8,337	(6)%	24,873	27,173	(8)%
Deals Greater than $500 million:
Value	$731	$638	15%	$2,065	$2,258	(9)%
Number	240	311	(23)%	777	953	(18)%
Announced M&A Transactions:
All deals:
Value	$864	$876	(1)%	$3,057	$3,236	(6)%
Number	8,318	8,443	(1)%	25,764	27,381	(6)%
Deals Greater than $500 million:
Value	$662	$649	2%	$2,435	$2,567	(5)%
Number	286	312	(8)%	855	1,016	(16)%

Source: Dealogic as of October 1, 2019.

Global restructuring activity during the first nine months of 2019, as measured by the number of corporate defaults, increased as compared to the first nine months of 2018. The number of defaulting issuers was 64 in the first nine months of 2019 according to Moody’s Investors Service, Inc, as compared to 62 in the first nine months of 2018.

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

Asset Management

Equity market indices for major markets at September 30, 2019 generally increased as compared to such indices at December 31, 2018 and September 30, 2018. The percentage change in major equity market indices at September 30, 2019, as compared to such indices at June 30, 2019, December 31, 2018, and at September 30, 2018, is shown in the table below.

	Percentage Changes September 30, 2019 vs.
	June 30, 2019	December 31, 2018	September 30, 2018
MSCI World Index	1%	18%	2%
Euro Stoxx	3%	23%	9%
MSCI Emerging Market	(4)%	6%	(2)%
S&P 500	2%	21%	4%

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

Although Corporate segment net revenue during 2019 is not significant compared to Lazard’s net revenue, total assets in the Corporate segment represented 68% of Lazard’s consolidated total assets as of September 30, 2019, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, deferred tax assets and certain assets associated with LFB.

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

Our operating expenses also include “non-compensation expense”, which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and other expenses. Our occupancy costs represent a significant portion of our aggregate operating expenses and are subject to change from time to time, particularly as leases for real property expire and are renewed or replaced with new, long-term leases for the same or other real property. In 2019 and 2018, non-compensation expense included expenses related to the redemption of the Company’s 4.25% senior notes due 2020 (the “2020 Notes”).

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

Business Realignment

We conducted a review of our business, which resulted in a realignment that included employee reductions and the closing of subscale offices and investment strategies, most of which were completed during the third quarter of 2019. We believe these actions better align the business with changes in the marketplace and create greater flexibility to focus on strategic growth opportunities. These actions resulted in expenses of $51.5 million in the third quarter of 2019. See Note 16 of Notes to Condensed Consolidated Financial Statements.

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

See “Critical Accounting Policies and Estimates—Income Taxes” below and Notes 17 and 19 of Notes to Condensed Consolidated Financial Statements for additional information regarding income taxes, our deferred tax assets and the tax receivable agreement obligation.

Noncontrolling Interests

Noncontrolling interests primarily consist of amounts related to Edgewater’s management vehicles that the Company is deemed to control but not own, profits interest participation rights and consolidated VIE interests held by employees. See Notes 13 and 22 of Notes to Condensed Consolidated Financial Statements for information regarding the Company’s noncontrolling interests and consolidated VIEs.

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

A portion of our net revenue is derived from transactions that are denominated in currencies other than the U.S. Dollar. Net revenue for the three month and nine month periods ended September 30, 2019 was negatively impacted by exchange rate movements in comparison to the relevant prior year period. The majority of the impact to net revenue was offset by the impact of the exchange rate movements on our operating expenses during the periods denominated in currencies other than the U.S. Dollar.

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP. Selected financial data derived from the Company’s reported condensed consolidated results of operations is set forth below, followed by a more detailed discussion of both the consolidated and business segment results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	($ in thousands)
Net Revenue	$591,068	$626,481	$1,865,432	$2,139,117
Operating Expenses (a):
Compensation and benefits	391,363	343,987	1,136,087	1,165,193
Non-compensation	146,310	149,664	446,090	462,943
Amortization and other acquisition-related (benefits) costs	1,022	(5,851)	9,534	(13,468)
Total operating expenses	538,695	487,800	1,591,711	1,614,668
Operating Income	52,373	138,681	273,721	524,449
Provision for income taxes	4,177	29,956	55,536	105,684
Net Income	48,196	108,725	218,185	418,765
Less - Net Income Attributable to Noncontrolling Interests	1,492	1,651	8,662	5,036
Net Income Attributable to Lazard Ltd	$46,704	$107,074	$209,523	$413,729
Operating Income, as a % of net revenue	8.9%	22.1%	14.7%	24.5%

(a)	See Note 16 of Notes to Condensed Consolidated Financial Statements for information regarding business realignment.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	($ in thousands)
Operating Revenue:
Net revenue	$591,068	$626,481	$1,865,432	$2,139,117
Adjustments:
Interest expense (a)	18,535	13,168	54,046	38,305
Distribution fees, reimbursable deal costs and bad debt expense (b)	(15,413)	(25,880)	(53,102)	(90,112)
Revenue related to noncontrolling interests (c)	(4,164)	(4,512)	(18,254)	(15,351)
(Gains) losses on investments pertaining to LFI (d)	(1,764)	(3,647)	(22,118)	(1,712)
Private equity investment adjustment (e)	-	-	11,948	-
Operating revenue	$588,262	$605,610	$1,837,952	$2,070,247

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

(e)	Represents write-down of a private equity investment to the potential transaction value.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$391,363	$343,987	$1,136,087	$1,165,193
Adjustments:
Expenses associated with business realignment (a)	(49,119)	-	(49,119)	-
Noncontrolling interests (b)	(2,230)	(2,410)	(8,028)	(8,283)
(Charges) credits pertaining to LFI (c)	(1,764)	(3,647)	(22,118)	(1,712)
Adjusted compensation and benefits expense	$338,250	$337,930	$1,056,822	$1,155,198
Adjusted compensation and benefits expense, as a % of operating revenue	57.5%	55.8%	57.5%	55.8%

(a)	Represents expenses associated with business realignment.
(b)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(c)

Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$146,310	$149,664	$446,090	$462,943
Adjustments:
Expenses associated with business realignment (a)	(1,810)	-	(1,810)	-
Expenses associated with ERP system implementation (b)	(2,362)	(7,659)	(13,193)	(20,489)
Expenses related to office space reorganization (c)	(1,143)	-	(1,143)	(2,425)
Distribution fees, reimbursable deal costs and bad debt expense (d)	(15,413)	(25,880)	(53,102)	(90,112)
Charges pertaining to senior debt refinancing (e)	-	(6,523)	(6,505)	(6,523)
Noncontrolling interests (f)	(397)	(272)	(1,401)	(1,502)
Adjusted non-compensation expense	$125,185	$109,330	$368,936	$341,892
Adjusted non-compensation expense, as a % of operating revenue	21.3%	18.1%	20.1%	16.5%

(a)	Represents expenses associated with business realignment.
(b)	Represents expenses associated with the Enterprise Resource Planning (“ERP”) system implementation.
(c)	Represents incremental rent expense and lease abandonment costs related to office space reorganization.
(d)

Represents certain distribution fees, reimbursable deal costs paid to third parties and bad debt expense relating to fees that are deemed uncollectible for which an equal amount is included for purposes of determining operating revenue.

(e)

In 2019 and 2018, represents charges pertaining to the redemption of the Company’s 2020 Notes due to the non-operating nature of such transaction. See “—Liquidity and Capital Resources—Financing Activities” below.

(f)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	($ in thousands)
Earnings From Operations:
Operating revenue	$588,262	$605,610	$1,837,952	$2,070,247
Deduct:
Adjusted compensation and benefits expense	(338,250)	(337,930)	(1,056,822)	(1,155,198)
Adjusted non-compensation expense	(125,185)	(109,330)	(368,936)	(341,892)
Earnings from operations	$124,827	$158,350	$412,194	$573,157
Earnings from operations, as a % of operating revenue	21.2%	26.1%	22.4%	27.7%

Headcount information is set forth below:

	As of
	September 30, 2019 (a)	December 31, 2018	September 30, 2018
Headcount:
Managing Directors:
Financial Advisory	169	166	169
Asset Management	108	102	101
Corporate	18	17	17
Total Managing Directors	295	285	287
Other Business Segment Professionals and Support Staff:
Financial Advisory	1,390	1,312	1,309
Asset Management	993	1,014	998
Corporate	403	385	383
Total	3,081	2,996	2,977

(a)	Includes the impact of business realignment as of September 30, 2019.

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

Three Months Ended September 30, 2019 versus September 30, 2018

The Company reported net income attributable to Lazard Ltd of $47 million, as compared to net income attributable to Lazard Ltd of $107 million in the 2018 period.

Net revenue decreased $35 million, or 6%, with operating revenue decreasing $17 million, or 3%, as compared to the 2018 period. Fee revenue from investment banking and other advisory activities decreased $4 million, or 1%, as compared to the 2018 period. Asset management fees, including incentive fees, decreased $26 million, or 8%, as compared to the 2018 period. In the aggregate, interest income, other revenue and interest expense decreased $5 million, as compared to the 2018 period.

Compensation and benefits expense (which included $49 million associated with business realignment in the 2019 period) increased $47 million, or 14%, as compared to the 2018 period.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was substantially unchanged as compared to the 2018 period. The ratio of adjusted compensation and benefits expense to operating revenue was 57.5% for the 2019 period, as compared to 55.8% for the 2018 period.

Non-compensation expense decreased $3 million, or 2%, as compared to the 2018 period. Adjusted non-compensation expense increased $16 million, or 15%, as compared to the 2018 period primarily due to increased business development expenses. The ratio of adjusted non-compensation expense to operating revenue was 21.3% for the 2019 period, as compared to 18.1% for the 2018 period.

Amortization and other acquisition-related (benefits) costs reflects a cost of $1 million in the 2019 period as compared to a benefit of $6 million in the 2018 period primarily due to the change in the fair market value of contingent consideration.

Operating income decreased $86 million, or 62%, as compared to the 2018 period.

Earnings from operations decreased $34 million, or 21%, as compared to the 2018 period, and, as a percentage of operating revenue, was 21.2%, as compared to 26.1% in the 2018 period.

The provision for income taxes reflects an effective tax rate of 8.0%, as compared to 21.6% for the 2018 period. The decrease in the effective tax rate reflects the impact of discrete benefits in the 2019 and 2018 periods on relative operating income.

Net income attributable to noncontrolling interests was substantially unchanged as compared to the 2018 period.

Nine Months Ended September 30, 2019 versus September 30, 2018

The Company reported net income attributable to Lazard Ltd of $210 million, as compared to net income attributable to Lazard Ltd of $414 million in the 2018 period.

Net revenue decreased $274 million, or 13%, with operating revenue decreasing $232 million, or 11%, as compared to the 2018 period. Fee revenue from investment banking and other advisory activities decreased $170 million, or 15%, as compared to the 2018 period. Asset management fees, including incentive fees, decreased $111 million, or 11%, as compared to the 2018 period. In the aggregate, interest income, other revenue and interest expense increased $7 million, as compared to the 2018 period.

Compensation and benefits expense (which included $49 million associated with business realignment in the 2019 period) decreased $29 million, or 2%, as compared to the 2018 period, primarily associated with decreased operating revenue.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $1,057 million, a decrease of $98 million, or 9%, as compared to $1,155 million in the 2018 period. The ratio of adjusted compensation and benefits expense to operating revenue was 57.5% for the 2019 period, as compared to 55.8% for the 2018 period.

Non-compensation expense decreased $17 million, or 4%, as compared to the 2018 period, primarily due to higher bad debt expense in the 2018 period and lower fund administration fees in the 2019 period, partially offset by investments in technology infrastructure and increased business development expenses in the 2019 period. Adjusted non-compensation expense increased $27 million, or 8%, as compared to the 2018 period, primarily due to investments in technology infrastructure and increased business development expenses in the 2019 period. The ratio of adjusted non-compensation expense to operating revenue was 20.1% for the 2019 period, as compared to 16.5% in the 2018 period.

Amortization and other acquisition-related (benefits) costs reflects a cost of $10 million in the 2019 period, as compared to a benefit of $13 million in the 2018 period, primarily due to the change in the fair market value of contingent consideration.

Operating income decreased $251 million, or 48%, as compared to the 2018 period.

Earnings from operations decreased $161 million, or 28%, as compared to the 2018 period, and, as a percentage of operating revenue, was 22.4%, as compared to 27.7% in the 2018 period.

The provision for income taxes reflects an effective tax rate of 20.3%, as compared to 20.2% for the 2018 period.

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

Financial Advisory

The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	($ in thousands)
Net Revenue	$305,982	$310,418	$973,964	$1,141,628
Operating Expenses (a)	307,147	250,651	863,646	893,524
Operating Income (Loss)	$(1,165)	$59,767	$110,318	$248,104
Operating Income (Loss), as a % of net revenue	(0.4)%	19.3%	11.3%	21.7%

(a)	See Note 16 of Notes to Condensed Consolidated Financial Statements for information regarding business realignment.

Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	69	80	199	218
Percentage of total Financial Advisory net revenue from top 10 clients	44%	29%	22%	18%
Number of M&A transactions completed with values greater than $500 million (a)	13	20	47	69

(a)	Source: Dealogic as of October 1, 2019.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Americas	72%	52%	70%	54%
EMEA	27	44	29	41
Asia Pacific	1	4	1	5
Total	100%	100%	100%	100%

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

Three Months Ended September 30, 2019 versus September 30, 2018

Financial Advisory net revenue decreased $4 million, or 1%, as compared to the 2018 period.

Operating expenses (which included $36 million associated with business realignment in the 2019 period) increased $56 million, or 23%, as compared to the 2018 period.

Financial Advisory operating loss was $1 million, a decrease of $61 million, or 102%, as compared to operating income of $60 million in the 2018 period and, as a percentage of net revenue, was (0.4)%, as compared to 19.3% in the 2018 period.

Nine Months Ended September 30, 2019 versus September 30, 2018

Financial Advisory net revenue decreased $168 million, or 15%, as compared to the 2018 period. The decrease in Financial Advisory revenue was primarily a result of a decrease in the number of fees greater than $5 million, as compared to the 2018 period.

Operating expenses (which included $36 million associated with business realignment in the 2019 period) decreased $30 million, or 3%, as compared to the 2018 period, primarily due to a decrease in compensation associated with decreased operating revenue.

Financial Advisory operating income was $110 million, a decrease of $138 million, or 56%, as compared to operating income of $248 million in the 2018 period and, as a percentage of net revenue, was 11.3%, as compared to 21.7% in the 2018 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	September 30, 2019	December 31, 2018
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$38,385	$41,899
Global	46,539	41,490
Local	40,706	36,020
Multi-Regional	62,825	57,589
Total Equity	188,455	176,998
Fixed Income:
Emerging Markets	14,738	14,980
Global	8,433	4,851
Local	5,818	6,113
Multi-Regional	8,733	6,994
Total Fixed Income	37,722	32,938
Alternative Investments	2,347	2,430
Private Equity	1,387	1,469
Cash Management	963	899
Total AUM	$230,874	$214,734

Total AUM at September 30, 2019 was $231 billion, an increase of $16 billion, or 8%, as compared to total AUM of $215 billion at December 31, 2018 due to market appreciation, partially offset by net outflows and foreign exchange depreciation.

Average AUM for the three month and nine month periods ended September 30, 2019 decreased 3% and 6% as compared to the three month and nine month periods ended September 30, 2018, respectively.

As of September 30, 2019, approximately 86% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, as compared to approximately 88% as of December 31, 2018. As of September 30, 2019, approximately 14% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, as compared to 12% as of December 31, 2018.

As of September 30, 2019, AUM with foreign currency exposure represented approximately 68% of our total AUM, as compared to approximately 70% as of December 31, 2018. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$195,858	$6,016	$(10,145)	$(4,129)	$39	$(3,313)	$188,455
Fixed Income	36,589	1,731	(1,869)	(138)	2,266	(995)	37,722
Other	5,019	223	(341)	(118)	(110)	(94)	4,697
Total	$237,466	$7,970	$(12,355)	$(4,385)	$2,195	$(4,402)	$230,874

(a)

Inflows in the Equity asset class were primarily attributable to the Global, Multi-Regional and Emerging Markets platforms, and inflows in the Fixed Income asset class were primarily attributable to the Global and Multi-Regional platforms. Outflows in the Equity asset class were primarily attributable to the Emerging Markets, Multi-Regional and Global platforms, and outflows in the Fixed Income asset class were primarily attributable to the Emerging Markets platform.

	Nine Months Ended September 30, 2019
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$176,998	$17,646	$(28,763)	$(11,117)	$25,996	$(3,422)	$188,455
Fixed Income	32,938	6,694	(5,065)	1,629	4,089	(934)	37,722
Other	4,798	1,020	(1,125)	(105)	100	(96)	4,697
Total	$214,734	$25,360	$(34,953)	$(9,593)	$30,185	$(4,452)	$230,874

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

	Three Months Ended September 30, 2018
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

	Nine Months Ended September 30, 2018
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

As of October 25, 2019, AUM was $234.8 billion, a $3.9 billion increase since September 30, 2019. The increase in AUM was due to market appreciation of $2.2 billion and foreign exchange appreciation of $2.1 billion, partially offset by net outflows of $0.4 billion.

Average AUM for the three month and nine month periods ended September 30, 2019 and 2018 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	($ in millions)
Average AUM by Asset Class:
Equity	$191,434	$200,864	$192,219	$206,629
Fixed Income	37,688	34,223	35,723	35,440
Alternative Investments	2,411	2,689	2,570	2,796
Private Equity	1,385	1,453	1,399	1,457
Cash Management	960	668	974	598
Total Average AUM	$233,878	$239,897	$232,885	$246,920

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	($ in thousands)
Net Revenue	$300,015	$325,240	$917,439	$1,032,111
Operating Expenses (a)	225,819	211,564	652,188	670,794
Operating Income	$74,196	$113,676	$265,251	$361,317
Operating Income, as a % of net revenue	24.7%	35.0%	28.9%	35.0%

(a)	See Note 16 of Notes to Condensed Consolidated Financial Statements for information regarding business realignment.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Americas	54%	56%	55%	56%
EMEA	34	34	34	34
Asia Pacific	12	10	11	10
Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2019 versus September 30, 2018

Asset Management net revenue decreased $25 million, or 8%, as compared to the 2018 period. Management fees and other revenue was $299 million, a decrease of $24 million, or 8%, as compared to $323 million in the 2018 period, due to a decrease in average AUM and change in asset mix. Incentive fees were $1 million, a decrease of $1 million as compared to $2 million in the 2018 period.

Operating expenses (which included $14 million associated with business realignment in the 2019 period) increased $14 million, or 7%, as compared to the 2018 period.

Asset Management operating income was $74 million, a decrease of $39 million, or 35%, as compared to operating income of $114 million in the 2018 period and, as a percentage of net revenue, was 24.7%, as compared to 35.0% in the 2018 period.

Nine Months Ended September 30, 2019 versus September 30, 2018

Asset Management net revenue decreased $115 million, or 11%, as compared to the 2018 period. Management fees and other revenue was $910 million, a decrease of $102 million, or 10%, as compared to $1,012 million in the 2018 period, due to a decrease in average AUM and change in asset mix. Incentive fees were $7 million, a decrease of $13 million as compared to $20 million in the 2018 period.

Operating expenses (which included $14 million associated with business realignment in the 2019 period) decreased $19 million, or 3%, as compared to the 2018 period, primarily due to a decrease in compensation and benefits expense associated with decreased operating revenue, as well as lower fund administration fees.

Asset Management operating income was $265 million, a decrease of $96 million, or 27%, as compared to operating income of $361 million in the 2018 period and, as a percentage of net revenue, was 28.9%, as compared to 35.0% in the 2018 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	($ in thousands)
Interest Income	$3,330	$2,628	$9,358	$6,685
Interest Expense	(18,814)	(13,316)	(54,827)	(38,931)
Net Interest (Expense)	(15,484)	(10,688)	(45,469)	(32,246)
Other Revenue (Expense)	555	1,511	19,498	(2,376)
Net Revenue (Expense)	(14,929)	(9,177)	(25,971)	(34,622)
Operating Expenses	5,729	25,585	75,877	50,350
Operating Income (Loss)	$(20,658)	$(34,762)	$(101,848)	$(84,972)

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2019 versus September 30, 2018

Net interest expense increased $5 million, or 45%, as compared to the 2018 period.

Other revenue decreased $1 million as compared to the 2018 period.

Operating expenses decreased $20 million as compared to the 2018 period, primarily due to a decrease in compensation and benefits expense.

Nine Months Ended September 30, 2019 versus September 30, 2018

Net interest expense increased $13 million, or 41%, as compared to the 2018 period.

Other revenue increased $22 million as compared to the 2018 period, primarily due to higher income in the 2019 period attributable to investments held in connection with LFI.

Operating expenses increased $26 million as compared to the 2018 period, primarily due to an increase in compensation and benefits expense, which reflected an increase in charges pertaining to LFI.

Cash Flows

The Company’s cash flows are influenced primarily by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to shareholders, payments of incentive compensation to managing directors and employees and purchases of Class A common stock. Cash flows were also affected in 2018 by Lazard Group’s issuance of $500 million aggregate principal amount of its 4.50% senior notes maturing in 2028 (the “2028 Notes”) and the redemption of a portion of the 2020 Notes, and in 2019 by Lazard Group’s issuance of $500 million aggregate principal amount of its 4.375% senior notes maturing in 2029 (the “2029 Notes”) and the redemption of the 2020 Notes.

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

Summary of Cash Flows:

	Nine Months Ended
	September 30,
	2019	2018
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$218	$419
Adjustments to reconcile net income to net cash provided by operating activities (a)	392	340
Other operating activities (b)	(291)	(468)
Net cash provided by operating activities	319	291
Investing activities	(41)	(38)
Financing activities (c)	(189)	(456)
Effect of exchange rate changes	(92)	(66)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(3)	(269)
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	2,292	2,455
End of Period	$2,289	$2,186

(a)	Consists of the following:

	Nine Months Ended
	September 30,
	2019	2018
	($ in millions)
Depreciation and amortization of property	$25	$25
Noncash lease expense	40	-
Amortization of deferred expenses and share-based incentive compensation	317	294
Deferred tax provision (benefit)	(6)	27
Amortization and other acquisition-related (benefits) costs	9	(13)
Loss on extinguishment of debt	7	7
Total	$392	$340

(b)	Includes net changes in operating assets and liabilities.
(c)

Consists primarily of purchases of shares of Class A common stock, tax withholdings related to the settlement of vested restricted stock units (“RSUs”), vested restricted stock awards and vested PRSUs, Class A common stock dividends, changes in customer deposits, distributions to noncontrolling interest holders and activity relating to borrowings (including in 2019 and 2018, the redemption of the 2020 Notes and the issuance of the 2029 and 2028 Notes, respectively).

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

Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”. In the first nine months of 2019, as reflected on the condensed consolidated statements of financial condition, both “deposits with banks and short-term investments” and “deposits and other customer payables” increased as compared to December 31, 2018, due to a higher level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.

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

We regularly monitor our liquidity position, including cash levels, investments in U.S. Treasury securities, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of Class A common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At September 30, 2019, Lazard had approximately $959 million of cash, with such amount including approximately $490 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings. We expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of September 30, 2019, Lazard had approximately $167 million in unused lines of credit available to it, including a $150 million, five-year, senior revolving credit facility with a group of lenders that expires in September 2020 (the “Amended and Restated Credit Agreement”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $16 million.

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

Financing Activities

The table below sets forth our corporate indebtedness as of September 30, 2019 and December 31, 2018. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		September 30, 2019			December 31, 2018
Senior Debt	Maturity Date	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2020 Senior Notes	2020	$-	$-	$-	$250.0	$0.9	$249.1
Lazard Group 2025 Senior Notes	2025	400.0	2.5	397.5	400.0	2.9	397.1
Lazard Group 2027 Senior Notes	2027	300.0	2.9	297.1	300.0	3.2	296.8
Lazard Group 2028 Senior Notes	2028	500.0	8.0	492.0	500.0	8.8	491.2
Lazard Group 2029 Senior Notes	2029	500.0	7.6	492.4	-	-	-
		$1,700.0	$21.0	$1,679.0	$1,450.0	$15.8	$1,434.2

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended September 30, 2019, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.78 to 1.00 and its Consolidated Interest Coverage Ratio being 13.99 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of September 30, 2019.

In addition, the Amended and Restated Credit Agreement, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At September 30, 2019, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 11 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Stockholders’ Equity

At September 30, 2019, total stockholders’ equity was $686 million, as compared to $970 million at December 31, 2018, including $613 million and $917 million attributable to Lazard Ltd on the respective dates. The net activity in stockholders’ equity during the nine month period ended September 30, 2019 is reflected in the table below (in millions of dollars):

Stockholders’ Equity - January 1, 2019	$970
Increase (decrease) due to:
Net income	218
Other comprehensive loss	(15)
Amortization of share-based incentive compensation	226
Purchase of Class A common stock	(430)
Settlement of share-based incentive compensation (a)	(93)
Class A common stock dividends	(206)
Other - net	16
Stockholders’ Equity - September 30, 2019	$686

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

Nine Months Ended September 30:	Number of Shares Purchased	Average Price Per Share
2018	5,797,789	$52.88
2019	11,946,943	$36.01

As of September 30, 2019, a total of $165 million of share repurchase authorization remained available under the Company’s share repurchase program, all of which will expire on December 31, 2020.

In addition, on October 30, 2019, the Board of Directors of Lazard authorized the repurchase of up to $300 million of additional shares of Class A common stock, which authorization will expire on December 31, 2021, bringing the total available share repurchase authorization as of October 30, 2019 to approximately $437 million.

During the nine month period ended September 30, 2019, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, pursuant to which it effected stock repurchases in the open market.

On October 30, 2019, the Board of Directors of Lazard declared a quarterly dividend of $0.47 per share on our Class A common stock.  The dividend is payable on November 22, 2019, to stockholders of record on November 11, 2019.

On October 31, 2019, Lazard Group distributed to its managing members, which are subsidiaries of Lazard Ltd, 17,000,000 shares of Class A common stock that were held by Lazard Group.  These shares were ultimately received by Lazard Ltd and cancelled. There was no impact on total stockholders' equity as a result of the share cancellation.

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

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with rules regarding certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 20 of Notes to Condensed Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see Item 1, “Business—Regulation” included in our Form 10-K.

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of September 30, 2019:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior debt (including interest) (a)	$2,273,667	$70,250	$140,500	$140,500	$1,922,417
Operating leases (exclusive of $20,353 of committed sublease income)	807,732	22,441	169,511	128,673	487,107
Investment capital funding commitments (b)	8,264	8,264	-	-	-
Total (c)	$3,089,663	$100,955	$310,011	$269,173	$2,409,524

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

(c)

The table above excludes contingent obligations, given the inability to make a reasonably reliable estimate of the timing of the amounts of any such payments. The table above also excludes any possible payments for uncertain tax positions and payments pursuant to the Company’s tax receivable agreement, given that the actual amount and timing of payments under the tax receivable agreement could differ materially from our estimates. At September 30, 2019, a tax receivable agreement obligation of $246,953 was recorded on the condensed consolidated statements of financial condition. See “Critical Accounting Policies and Estimates – Income Taxes” below. See also Notes 12, 14, 15, 17 and 19 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans, income taxes and tax receivable agreement obligations, respectively.

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

See Item 1A, “Risk Factors” in our Form 10-K and Note 17 of Notes to Condensed Consolidated Financial Statements for additional information related to income taxes.

Amended and Restated Tax Receivable Agreement

During the period ended June 30, 2015, we released substantially all of our valuation allowance against deferred tax assets. As a result, we accrued a corresponding liability during the period ended June 30, 2015 for amounts relating to the Second Amended and Restated Tax Receivable Agreement, dated as of October 26, 2015 (the “Amended and Restated Tax Receivable Agreement”), between Lazard and LTBP Trust (the “Trust”). See Note 19 of Notes to Condensed Consolidated Financial Statements for additional information regarding the Amended and Restated Tax Receivable Agreement.

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

The cumulative liability relating to our obligations under the Amended and Restated Tax Receivable Agreement recorded as of September 30, 2019 and December 31, 2018 was $247 million and $271 million, respectively, and is recorded in “tax receivable agreement obligation” on the condensed consolidated statements of financial condition.

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

Data relating to investments is set forth below:

	September 30, 2019	December 31, 2018
	($ in thousands)
Seed investments by asset class:
Equities (a)	$82,794	$73,410
Fixed income	18,266	9,548
Alternative investments	16,846	7,131
Total seed investments	117,906	90,089
Other investments owned:
Private equity (b)	29,085	41,788
Interest-bearing deposits	495	510
Fixed income and other (c)	124,273	226,346
Total other investments owned	153,853	268,644
Subtotal	271,759	358,733
Add:
Private equity consolidated, not owned (d)	13,416	14,555
LFI (e)	250,673	201,860
Total investments	$535,848	$575,148

(a)	At September 30, 2019 and December 31, 2018, seed investments in directly owned equity securities were invested as follows:

	September 30, 2019	December 31, 2018
Percentage invested in:
Financials	28%	30%
Consumer	28	28
Industrial	13	13
Technology	15	14
Other	16	15
Total	100%	100%

(b)

Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $25 million and $27 million as of September 30, 2019 and December 31, 2018, respectively.

(c)

At September 30, 2019 and December 31, 2018, includes investments in U.S. Treasury securities of approximately $100 million and $200 million, respectively, with original maturities of greater than three months and less than one year.

(d)

Represents private equity investments that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “stockholders’ equity” on the condensed consolidated statements of financial condition.

(e)

Composed of investments held in connection with LFI and other similar deferred compensation arrangements. The market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to awards expected to vest. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives.  LFI investments held in entities in which the Company maintained a controlling interest were $89 million in eight entities as of September 30, 2019, as compared to $69 million in three entities as of December 31, 2018.

At September 30, 2019 and December 31, 2018, total investments with a fair value of $535 million and $575 million, respectively, included $51 million and $57 million, respectively, or 10% in both periods, of investments that were classified using NAV or its equivalent as a practical expedient. See Notes 5 and 6 of Notes to Condensed Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of September 30, 2019 and December 31, 2018, the Company held seed investments of approximately $118 million and $90 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $58 million in eight entities as of September 30, 2019, as compared to $31 million in eight entities as of December 31, 2018.

As of September 30, 2019 and December 31, 2018, the Company did not consolidate or deconsolidate any seed investment entities or LFI investment entities with the exception of the recent consolidation of certain LFI funds (see Note 22 of Notes to the Condensed Consolidated Financial Statements). As such, 100% of the recorded balance of seed investments and substantially all of LFI investments as of September 30, 2019 and December 31, 2018 represented the Company’s economic interest in the seed and LFI investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed and LFI investment entities.

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

Equity Market Price Risk—At September 30, 2019 and December 31, 2018, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $90 million and $84 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $0.8 million and $0.8 million in the carrying value of such investments as of September 30, 2019 and December 31, 2018, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At September 30, 2019 and December 31, 2018, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $153 million and $245 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $1.4 million and $0.9 million in the carrying value of such investments as of September 30, 2019 and December 31, 2018, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At September 30, 2019 and December 31, 2018, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $44 million and $41 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a decrease of approximately $0.6 million and $0.1 million in the carrying value of such investments as of September 30, 2019 and December 31, 2018, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At September 30, 2019 and December 31, 2018, the Company’s exposure to changes in fair value of such investments was approximately $29 million and $42 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $2.9 million and $4.2 million in the carrying value of such investments as of September 30, 2019 and December 31, 2018, respectively.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At September 30, 2019, total receivables amounted to $668 million, net of an allowance for doubtful accounts of $31 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 70% and 30% of total receivables, respectively. At December 31, 2018, total receivables amounted to $686 million, net of an allowance for doubtful accounts of $40 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 73% and 27% of total receivables, respectively. At September 30, 2019 and December 31, 2018, the Company had receivables past due or deemed uncollectible of approximately $38 million and $42 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit (primarily for clients of LFG). At September 30, 2019 and December 31, 2018, customer receivables included $67 million and $64 million, respectively, of LFB loans, with such loans being fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $3 million and $12 million at September 30, 2019 and December 31, 2018, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $6 million and $1 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $222 million and $188 million at September 30, 2019 and December 31, 2018, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of September 30, 2019, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $10 million in the event interest rates were to increase by 1% and decrease by approximately $10 million if rates were to decrease by 1%.

As of September 30, 2019, the Company’s cash and cash equivalents totaled approximately $959 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, (iii) in short-term certificates of deposit from such banks and (iv) in short-term U.S. Treasury securities. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

None.

Issuer Repurchases of Equity Securities

The following table sets forth information regarding Lazard’s purchases of its Class A common stock on a monthly basis during the third quarter of 2019. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2019
Share Repurchase Program (1)	1,125,000	$35.39	1,125,000	$204.0	million
Employee Transactions (2)	5,578	$35.26	-	-
August 1 – August 31, 2019
Share Repurchase Program (1)	306,940	$33.02	306,940	$193.9	million
Employee Transactions (2)	3,173	$33.59	-	-
September 1 – September 30, 2019
Share Repurchase Program (1)	800,000	$35.78	800,000	$165.2	million
Employee Transactions (2)	16,395	$34.34	-	-
Total
Share Repurchase Program (1)	2,231,940	$35.20	2,231,940	$165.2	million
Employee Transactions (2)	25,146	$34.45	-	-

(1)	During the nine months ended September 30, 2019 and since 2017, the Board of Directors of Lazard authorized the repurchase of Class A common stock as set forth in the table below.
Date	Repurchase Authorization	Expiration
	($ in thousands)
October 2017	$200,000	December 31, 2019
April 2018	$300,000	December 31, 2020
October 2018	$300,000	December 31, 2020
February 2019	$300,000	December 31, 2020

In addition, on October 30, 2019, the Board of Directors of Lazard authorized the repurchase of up to $300 million of additional shares of Class A common stock, which authorization will expire on December 31, 2021, bringing the total available share repurchase authorization as of October 30, 2019 to approximately $437 million.

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

(2)

Under the terms of the 2008 Plan and the 2018 Plan, upon the vesting of RSUs, PRSUs, DSUs and delivery of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended September 30, 2019, the Company satisfied such obligations in lieu of issuing (i) 23,131 shares of Class A common stock upon the vesting or settlement of 62,039 RSUs and PRSUs and (ii) 2,015 shares of Class A common stock upon the vesting of 5,718 shares of restricted Class A common stock.

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

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Evan L. Russo.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Evan L. Russo.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2019

LAZARD LTD

By:	/s/ Evan L. Russo
Name:	Evan L. Russo
Title:	Chief Financial Officer

By:	/s/ Dominick Ragone
Name:	Dominick Ragone
Title:	Chief Accounting Officer