Form 10-K
period 2019-12-31
Lazard Ltd
filed 2020-02-25
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2019 was approximately $3,646,066,351.

As of January 29, 2020, there were 112,766,091 shares of the Registrant’s Class A common stock outstanding (including 9,023,493 shares held by subsidiaries).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2020 annual general meeting of shareholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13 and 14.

LAZARD LTD

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

i

Part I

When we use the terms “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd’s primary operating asset is its indirect ownership as of December 31, 2019 of all of the common membership interests in Lazard Group and its controlling interest in Lazard Group.

Item 1.	Business

Lazard is one of the world’s preeminent financial advisory and asset management firms. We have long specialized in crafting solutions to the complex financial and strategic challenges of a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals. Founded in 1848 in New Orleans, we currently operate from more than 40 cities and 25 countries across key business and financial centers in North America, Europe, Asia, Australia, and Central and South America.

Principal Business Lines

We focus primarily on two business segments: Financial Advisory and Asset Management. We believe that the mix of our activities across business segments, geographic regions, industries and investment strategies helps to diversify and stabilize our revenue stream.

Financial Advisory

Our Financial Advisory business offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”), capital advisory, restructurings, shareholder advisory, sovereign advisory, capital raising and other strategic advisory matters. We focus on solving our clients’ most complex issues, providing advice to key decision-makers, senior management, boards of directors and business owners, as well as governments and governmental agencies, in transactions that typically are of significant strategic and financial importance to them.

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

We earned $1 million or more from 288 clients, 287 clients and 304 clients for the years ended December 31, 2019, 2018 and 2017, respectively. For the years ended December 31, 2019, 2018 and 2017, the ten largest fee paying clients constituted approximately 17%, 19% and 22%, respectively, of our Financial Advisory segment net revenue, with no client individually contributing more than 10% of segment net revenue during any of these years.

We believe that we have been pioneers in offering financial advisory services on an international basis, with the establishment of our New York, Paris and London offices dating back to the nineteenth century. We maintain a major local presence in the United States (the “U.S.”), the United Kingdom (the “U.K.”) and France, including a network of regional branch offices in the U.S., as well as a presence in Argentina, Australia, Belgium, Brazil, Canada, Chile, China, Colombia, Germany, Hong Kong, Italy, Japan, Mexico, the Netherlands, Panama, Singapore, Spain, Sweden, Switzerland and the Middle East region.

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

When we advise clients that are contemplating the sale of certain businesses, assets or an entire company, our services include advising on the sale process for the situation, providing valuation analyses, assisting in preparing an information memorandum or other appropriate sale materials and rendering, if appropriate, fairness opinions. We also identify and contact selected qualified potential acquirors and assist in negotiating and closing the proposed sale. As appropriate, we also advise our clients regarding potential financial and strategic alternatives to a sale, including recapitalizations, spin-offs, carve-outs and split-offs. We frequently provide advice with respect to the structure, timing and pricing of these alternatives.

With respect to companies in financial distress, we provide services to the company, creditors or other interested parties, which services may include reviewing and analyzing the business, operations, properties, financial condition and prospects of the company, evaluating debt capacity, assisting in the determination of an appropriate capital structure, assisting in structuring and effecting the financial aspects of exchange offers, evaluating financial and strategic alternatives and assisting and participating in negotiations with affected entities or groups. If appropriate, we may provide financial advice and assistance in developing and seeking approval of a restructuring or reorganization plan, which may include a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or other similar court administered processes in non-U.S. jurisdictions. In such cases, we may assist in certain aspects of the implementation of such a plan, including advising and assisting in structuring and effecting the financial aspects of a sale or recapitalization, structuring new securities, other consideration or other inducements to be offered or issued, as well as assisting and participating in negotiations with affected entities or groups.

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

Staffing

We staff each of our assignments with a team of quality professionals who have appropriate product, industry and geographic expertise. We pride ourselves on, and we believe we differentiate ourselves from our competitors by, being able to offer a high level of attention from senior personnel to our clients and organizing ourselves in such a way that managing directors who are responsible for securing and maintaining client relationships also actively participate in providing related advice and services. Our managing directors have significant experience, and many of them are able to use this experience to advise on M&A, financings, restructurings, capital structure, shareholder advisory and other transactions or financial matters, depending on our clients’ needs. Many of our managing directors and senior employees come from diverse backgrounds, such as senior leadership positions in corporations, government, law and strategic consulting, which we believe enhances our ability to offer sophisticated advice and customized solutions to our clients. As of December 31, 2019, our Financial Advisory segment had 163 managing directors and 1,355 other professionals and support staff.

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

Strategy

Our focus in our Financial Advisory business is on:

•	investing in our intellectual capital through senior professionals who we believe have strong client relationships and industry expertise;
•	increasing our contacts with existing clients to further enhance our long-term relationships and our efforts in developing new client relationships;
•	developing new client relationships;
•	expanding the breadth and depth of our industry expertise and selectively adding or reinforcing practice areas, such as our Capital Advisory, Shareholder Advisory and Sovereign Advisory groups;
•	coordinating our industry specialty activities on a global basis and increasing the integration of our industry experts in Mergers and Acquisitions with our other professionals;
•	selectively bolstering our existing presence in certain local markets;
•	broadening our geographic presence by adding new offices where opportunities arise;
•	investing in our technology infrastructure and data science capabilities to enhance our business; and
•	deploying our intellectual capital, strong client relationships and other assets to generate new revenue streams.

In addition to the investments made as part of this strategy, we believe that our Financial Advisory business may benefit from external market factors, including:

•	demand for independent, sophisticated financial advice;
•	recapitalization and related activities in developed and emerging markets;
•	relatively low interest rates and high corporate cash balances;
•	favorable levels of cross-border M&A and large capitalization M&A, two of our areas of historical specialization; and
•	possible M&A activity that may result from tax, regulatory and similar reform.

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

Our top ten clients accounted for 28%, 26% and 25% of our total assets under management (“AUM”) for the years ended December 31, 2019, 2018 and 2017, respectively, with no client individually contributing more than 10% of our Asset Management segment net revenue during any of the respective years. Approximately 86% of our AUM as of December 31, 2019 was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 14% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

The charts below illustrate the mix of our AUM as of December 31, 2019, measured by broad product strategy and by office location.

Our Asset Management business maintains offices in New York, Amsterdam, Bordeaux, Boston, Brussels, Chicago, Dubai, Dublin, Frankfurt, Geneva, Hamburg, Hong Kong, London, Lyon, Madrid, Melbourne, Milan, Montreal, Nantes, Paris, San Francisco, Seoul, Singapore, Sydney, Tokyo, Toronto and Zurich. These operations, with 104 managing directors and 986 other professionals and support staff as of December 31, 2019, provide our Asset Management business with both a global presence and a local identity.

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
Equity

Global

Large Capitalization

Small Capitalization

Thematic

Listed Infrastructure

Quantitative

Multi-Asset

Managed Volatility

Real Assets

Multi-Factor

Sustainable

Global Ex

Global Ex-U.K.

Global Ex-Japan

Global Ex-Australia

Global Ex-U.S.

Pan-European

Large Capitalization

Small Capitalization

Multi-Capitalization   Value

Quantitative

Eurozone

Large Capitalization

Small Capitalization

Continental European

Small Capitalization

Multi Capitalization

Eurozone

Euro-Trend (Thematic)

Asian

Asia Ex-Japan

Quantitative

Europe, Australasia and Far East

Large Capitalization

Small Capitalization

Multi-Capitalization

Quantitative

U.S.

Large Capitalization

Small/Mid Capitalization

Multi-Capitalization

Other

U.K. (Large Capitalization)

U.K. (Small Capitalization)

U.K. Quantitative

Australia

France (Large Capitalization)

France (Small Capitalization)

Japan

Global Large Capitalization Small Capitalization Quantitative Multi-Asset Managed Volatility Latin America Latin America Middle East North Africa Middle East North Africa

Fixed Income and Cash Management	Global Core/Core Plus High Yield Short Duration Convertibles	Pan-European Core High Yield Cash Management Duration Overlay Convertibles Eurozone Fixed Income Cash Management Corporate Bonds	U.S. Core/Core Plus High Yield Short Duration Municipals Cash Management Non-U.S. U.K. Scandinavian	Global Emerging Debt Emerging Corporate

Alternative	Global Convertibles Arbitrage/Relative Value Multi-Asset Commodities	European Long/Short Equity International Long/Short Equity	U.S. Systematic (Long/Short) Market Neutral Non-U.S. Japan (Long/Short)	Global Emerging Income Emerging Debt

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

Distribution.    We distribute our products through a broad array of marketing channels on a global basis. Marketing, sales and client service efforts are organized through a global market delivery and service network, with distribution professionals located in cities including New York, Amsterdam, Bordeaux, Boston, Brussels, Chicago, Dubai, Frankfurt, Geneva, Hamburg, Hong Kong, London, Lyon, Madrid, Melbourne, Milan, Montreal, Nantes, Paris, San Francisco, Seoul, Singapore, Sydney, Tokyo, Toronto and Zurich. We have developed a well-established presence in the institutional asset management arena, managing assets for corporations, labor unions, sovereign wealth funds and public pension funds around the world. In addition, we manage assets for insurance companies, savings and trust banks, endowments, foundations and charities.

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

Strategy

Our strategic plan in our Asset Management business is to focus on delivering superior investment performance and client service and broadening our product offerings and distribution in selected areas in order to continue to drive improved business results. Over the past several years, in an effort to improve our Asset Management business’ operations and expand our Asset Management business, we have:

•	focused on enhancing our investment performance;
•	improved our investment management platform by adding a number of senior investment professionals (including portfolio managers and analysts);
•	continued to strengthen our marketing and consultant relations capabilities, including by expanding our marketing resources;
•	expanded our product platform, including through the addition of long/short equity strategies, quantitative equity strategies, explainable AI capabilities, and an international value equity team;
•	invested in our technology infrastructure and data science capabilities to enhance our business; and
•	continued to expand the geographic reach of our Asset Management business, including through opening offices in Amsterdam and Melbourne.

We believe that our Asset Management business has long maintained an outstanding team of portfolio managers and global research analysts. We intend to maintain and supplement our intellectual capital to achieve our goals. We routinely reassess our strategic position and may in the future seek acquisitions or other transactions, including the opportunistic hiring of new employees, in order to further enhance our competitive position. We also believe that our specific investment strategies, global reach, unique brand identity and access to multiple distribution channels may allow us to expand into new investment products, strategies and geographic locations. In addition, we may expand our participation in alternative investment activities through investments in new and successor funds, and through organic growth, acquisitions or otherwise. We may also continue to expand our geographic reach where opportunities arise.

Since 2005, we have been engaged in selected alternative investments and private equity activities. In 2009, we established a private equity business with The Edgewater Funds (“Edgewater”), a Chicago-based private equity firm, through the acquisition of Edgewater’s management vehicles. As of December 31, 2019, Edgewater had approximately $1 billion of AUM and unfunded fee-earning commitments.

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

Employees

We believe that our people are our most important asset. Their talent, integrity and engagement have shaped our success in the past and they are instrumental in our ability to achieve sustainable growth and deliver value for our shareholders in the future. We strive to create a culture that fosters excellence, collaboration, innovation, empowerment, inclusion, and engagement. We generally undertake an annual performance review process, which is instrumental to measuring individual performance, determining compensation and providing guidance on opportunities for career development.

As of December 31, 2019, we employed 3,018 people, which included 163 managing directors and 1,355 other professionals and support staff in our Financial Advisory segment and 104 managing directors and 986 other professionals and support staff in our Asset Management segment. Generally, our employees are not subject to any collective bargaining agreements, except that our employees in certain of our offices, including France and Italy, are covered by national, industry-wide collective bargaining agreements. We believe that we have good relations with our employees.

Competition

The financial services industry, and all of the businesses in which we compete, are intensely competitive, and we expect them to remain so. Our competitors are other investment banking and financial advisory firms, broker-dealers, commercial and “universal” banks, insurance companies, investment management firms, hedge fund management firms, alternative investment firms, private banks and other financial institutions. We compete with some of them globally and with others on a regional, product or niche basis. We compete on the basis of a number of factors, including industry and product expertise, innovative insights of our people, transaction execution skills, investment track record, quality of client service, individual and institutional client relationships, absence of conflicts, range and price of products and services, innovation, brand recognition and business reputation.

While we believe our independent advisory perspective and global footprint offers a uniquely competitive position, many of our competitors are large, consolidated financial institutions that have the ability to offer a wider range of products, including loans, insurance, foreign exchange, hedging, research, brokerage and underwriting services, which may enhance their competitive position. They also may have the ability to support clients with other financial services in an effort to gain market share, which could result in pricing pressure in our business or loss of opportunities for us. At the same time, demand for independent financial advice has created opportunities for new entrants, including a number of boutique financial advisory firms. These boutique firms frequently compete, among other factors, on the basis of their independent financial advice, and their activities also could result in pricing and other competitive pressure in our businesses. In some circumstances, our competitors may offer financial products or services that we do not offer, such as low-cost passive investment vehicles. We compete based on the quality and breadth of our products and innovative solutions we offer, which is derived from our objectivity, differentiated insights, and fundamental research orientation.

Competition is also intense in each of our businesses for the attraction and retention of qualified employees, and we compete, among other factors, on the level and nature of compensation and long-term incentives, workplace culture, and opportunities for professional and personal development for our employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees, in each case, at appropriate compensation levels.

See Item 1A, “Risk Factors—The financial services industry, and all of the businesses in which we compete, are intensely competitive” below.

Regulation

Our businesses, like the financial services industry generally, are subject to extensive regulation throughout the world. As a matter of public policy, regulatory bodies are generally charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our stockholders or creditors. Many of our affiliates that participate in securities markets are subject to comprehensive regulations that include some form of minimum capital retention requirements and customer protection rules. In the U.S., certain of our subsidiaries are subject to such regulations promulgated by the United States Securities and Exchange Commission (the “SEC”), and/or the Financial Industry Regulatory Authority (“FINRA”). Standards, requirements and rules implemented throughout the European Union are broadly comparable in scope and purpose to the regulatory capital and customer protection requirements imposed under the SEC and FINRA rules. European Union directives also permit local regulation in each jurisdiction, including those in which we operate, to be more restrictive than the requirements of such European Union-wide directives. These sometimes burdensome local requirements can result in certain competitive disadvantages to us.

In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. FINRA is a voluntary, self-regulatory body composed of members, such as our broker-dealer subsidiaries, that have agreed to abide by FINRA’s rules and regulations. The SEC, FINRA and other U.S. and non-U.S. regulatory organizations may examine the activities of, and may expel, fine and otherwise discipline us and our employees. The laws, rules and regulations comprising this framework of regulation and the interpretation and enforcement of existing laws, rules and regulations are continually changing. The effect of any such changes cannot be predicted and may impact the manner of operation and profitability of our businesses.

Our principal U.S. broker-dealer subsidiary, Lazard Frères & Co. LLC (“LFNY”), through which we conduct most of our U.S. Financial Advisory business, is currently registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in all 50 U.S. states, the District of Columbia and Puerto Rico. As such, LFNY is subject to regulations governing most aspects of the securities business, including regulations regarding minimum capital retention requirements, record-keeping and reporting procedures, relationships with customers, experience and training requirements for certain employees, and business procedures with firms that are not members of certain regulatory bodies. Lazard Asset Management Securities LLC (“LAM Securities”), a subsidiary of Lazard Asset Management LLC (“LAM LLC”), is registered as a broker-dealer with the SEC and FINRA and in all 50 U.S. states, the District of Columbia and Puerto Rico. Lazard Middle Market LLC is registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in various U.S. states and territories.

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

Certain of our Asset Management subsidiaries are registered as investment advisors with the SEC. As a registered investment advisor, each is subject to the requirements of the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and the SEC’s regulations thereunder. Such requirements relate to, among other things, the relationship between an advisor and its advisory clients, as well as general anti-fraud prohibitions. LAM LLC serves as an investment advisor to several U.S. mutual funds which are registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Investment Company Act regulates, among other things, the relationship between a mutual fund and its investment advisor (and other service providers) and prohibits or severely restricts principal transactions between an advisor and its advisory clients, imposes record-keeping and reporting requirements, disclosure requirements, limitations on trades where a single broker acts as the agent for both the buyer and seller, and limitations on affiliated transactions and joint transactions. LAM Securities serves as an underwriter or distributor for mutual funds and private funds managed by LAM LLC and its subsidiaries (collectively, “LAM”), and as an introducing broker to Pershing LLC for unmanaged accounts of certain of LAM LLC’s private clients.

Compagnie Financière Lazard Frères SAS (“CFLF”), our French subsidiary under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through our Paris-based banking subsidiary, Lazard Frères Banque SA (“LFB”). The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily Lazard Frères Gestion SAS (“LFG”), (asset management), also are subject to regulation and supervision by the Autorité des Marchés Financiers. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. In 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

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

Regulators are empowered to conduct periodic examinations and initiate administrative proceedings that can result, among other things, in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion or other disciplining of a regulated entity or its directors, officers or employees.

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

Executive Officers of the Registrant

Set forth below are the name, age, present title, principal occupation and certain biographical information for each of our executive officers as of February 18, 2020, all of whom have been appointed by, and serve at the discretion of, our board of directors.

Kenneth M. Jacobs, 61

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

Evan L. Russo, 45

Mr. Russo has served as Chief Financial Officer of Lazard Ltd and Lazard Group since October 2017.  Mr. Russo has served as a Managing Director of Lazard since 2009, and, prior to becoming Chief Financial Officer, was Co-Head of Lazard’s Capital Markets and Capital Structure Advisory practice. Mr. Russo joined Lazard as a Director in 2007.  Prior to joining Lazard, Mr. Russo worked for Goldman, Sachs & Co. in the Investment Banking Division, and prior to that, for Barclays Capital. Mr. Russo began his career as an attorney at Milbank, Tweed, Hadley & McCloy.

Ashish Bhutani, 59

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

Scott D. Hoffman, 57

Mr. Hoffman has served as Chief Administrative Officer of Lazard Ltd and Lazard Group since July 2017 and as General Counsel of Lazard Ltd since May 2005. Mr. Hoffman has served as a Managing Director of Lazard since January 1999 and General Counsel of Lazard Group since January 2001. Mr. Hoffman previously served as Vice President and Assistant General Counsel from February 1994 to December 1997 and as a Director from January 1998 to December 1998. Prior to joining Lazard, Mr. Hoffman was an attorney at Cravath, Swaine & Moore LLP. Mr. Hoffman is a member of the Board of Trustees of the New York University School of Law and a member of the Board of Directors of Film at Lincoln Center.

Alexandra Soto, 50

Ms. Soto became Group Executive, Human Capital and Workplace Innovation, of Lazard Ltd and Lazard Group in June 2019. She became the Global Chief Operating Officer of Financial Advisory in July 2018 and has served as a Managing Director of Lazard since January 2001. Ms. Soto was previously Chief Operating Officer of Lazard Europe Financial Advisory from January 2006 to July 2018, and Chief Operating Officer of Lazard Paris Financial Advisory from October 2009 to August 2013. Prior to joining Lazard in June 1993, Ms. Soto worked for Morgan Stanley. She is a member of the Supervisory Board of Metro AG.

Alexander F. Stern, 53

Mr. Stern became President of Lazard Ltd and Lazard Group in June 2019. Mr. Stern has served as a Managing Director of Lazard since January 2002, and prior to becoming President was Chief Executive Officer, Financial Advisory since April 2015, Chief Operating Officer of Lazard Ltd and Lazard Group since November 2008, and Global Head of Strategy since February 2006. Mr. Stern joined Lazard in 1994 and previously held various positions with Patricof & Co. Ventures and IBM. Mr. Stern is the chairman of the Board of Directors of LUNGevity Foundation and a member of the Board of Overseers for the School of Engineering and Applied Sciences of the University of Pennsylvania.

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

Our AUM has declined from time to time during recent periods. For example, average AUM for the year ended December 31, 2019 was $234 billion, a decrease of 3% as compared to average AUM for the year ended December 31, 2018. If our Asset Management revenue declines without a commensurate reduction in our expenses, our net income would be reduced. In addition, in the event of a market or general economic downturn, our alternative investment and private equity practices also may be impacted by a difficult fund raising environment and reduced exit opportunities in which to realize the value of their investments. Fluctuations in foreign currency exchange rates may also affect the levels of our AUM and our investment advisory fees. See “Fluctuations in foreign currency exchange rates could reduce our stockholders’ equity and net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM” below.

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

Our ability to retain our managing directors and other key professional employees is critical to the success of our business, including maintaining compensation levels at an appropriate level, and failure to do so may materially adversely affect our results of operations and financial position.

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

Certain changes to our employee compensation arrangements may result in increased compensation and benefits expense. In addition, any changes to the mix of cash and deferred incentive compensation granted to our employees may affect certain financial measures applicable to our business, including ratios of compensation and benefits expense to revenue, and may result in the issuance of increased levels of Lazard Ltd’s Class A common stock, par value $0.01 per share (“Class A common stock”), to our employees upon vesting of restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), restricted stock awards, profits interest participation rights or other equity-based awards in a particular year. Our compensation levels, results of operations and financial position may be significantly affected by many factors, including general economic and market conditions, our operating and financial performance, staffing levels and competitive pay conditions.

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

We historically have earned a substantial portion of our revenue from advisory fees paid to us by our Financial Advisory clients, which usually are payable upon the successful completion of a particular transaction or restructuring. For example, for the year ended December 31, 2019, Financial Advisory services accounted for approximately 53% of our consolidated net revenue. We expect that we will continue to rely on Financial Advisory fees for a substantial portion of our revenue for the foreseeable future, and a decline in our Financial Advisory engagements or the market for financial advisory services would adversely affect our business, financial condition and results of operations.

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

Potential underwriting activities may expose us to risk.

In 2014, we took steps that have enabled us to act as an underwriter in public offerings and other distributions of securities in order to buttress our Financial Advisory business. If we act as an underwriter, we may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we purchased as an underwriter at the anticipated price levels. In addition, if we act as an underwriter, we may also be subject to liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite. In such cases, any indemnification provisions in the applicable underwriting agreement may not be available to us or may not be sufficient to protect us against losses arising from such liability. Operational risk in connection with any offering we underwrite could arise in the form of errors, deficiencies or noncompliance and also could expose us to risk. We seek to manage the risks associated with underwriting activities through screening, internal review and diligence procedures and processes, but such efforts may not be effective in all cases.

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

Our investment advisory contracts are generally terminable upon very short notice. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures or to other investment management firms for a number of reasons, including investment performance relative to the market, prior years or other investment management firms, departures from or changes to the teams that manage our investment products, changes in prevailing interest rates and financial market performance, or for no stated reason. In addition, the ability to terminate relationships may allow clients to renegotiate for lower fees paid for asset management services.

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

We are exposed to fluctuations in foreign currencies, including through advisory fees paid to our Financial Advisory business and management fees paid to our Asset Management business. Our financial statements are denominated in U.S. Dollars and, for the year ended December 31, 2019, we received a portion of our consolidated net revenue in other currencies, predominantly in Euros, British Pounds and Australian Dollars. In addition, we pay a portion of our expenses in such other currencies. The exchange rates of these currencies versus the U.S. Dollar affect the carrying value of our assets and liabilities as well as our revenues, expenses and net income. We do not generally hedge such foreign currency exchange rate exposure arising in our subsidiaries outside of the U.S. Fluctuations in foreign currency exchange rates may also make period to period comparisons of our results of operations difficult.

Fluctuations in foreign currency exchange rates also can impact the portfolios of our Asset Management clients. Client portfolios are invested in securities across the globe, although most portfolios are funded in a single base currency. Foreign currency exchange rate fluctuations can adversely impact investment performance for a client’s portfolio and also may affect the levels of our AUM. As our AUM include significant assets that are denominated in currencies other than U.S. Dollars, an increase in the value of the U.S. Dollar relative to non-U.S. currencies, with all other factors held constant, generally would result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S. Dollar-denominated revenue in our Asset Management business. As of December 31, 2019, AUM with foreign currency exposure represented approximately 67% of our total AUM.

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

Our revenue from our private equity business is derived in part from management fees, which are calculated as a percentage of committed capital or invested capital depending on the stage of each respective fund. Transaction and advisory fees are also earned. Incentive fees are earned if investments are profitable over a specified threshold. Our ability to form new alternative investment funds is subject to a number of uncertainties, including past performance of our funds, market or economic conditions, competition from other fund managers and the ability to negotiate terms with major investors.

Extensive regulation of our businesses limits our activities and results in ongoing exposure to the potential for significant penalties, including fines or limitations on our ability to conduct our businesses.

The financial services industry is subject to extensive regulation. We are subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a regulated entity from registration or membership. The requirements imposed by our regulators are generally designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us, and not to protect our stockholders. Consequently, these regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements.

We face the risk of significant intervention by regulatory authorities, including extended investigation and surveillance activity, adoption of costly or restrictive new regulations and judicial or administrative proceedings that may result in substantial penalties. Among other things, we could be fined or be prohibited from engaging in some of our business activities. In addition, the regulatory environment in which we operate is subject to modification and further regulation. Such changes may increase the expenses that we incur without necessarily leading to commensurate increases in revenue and income. Certain laws and regulations within the U.S. and externally include extraterritorial application that may lead to overlapping or conflicting legal and regulatory burdens with additional risks and implementation expenses. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to us and our clients also may adversely affect our business, and our ability to function in this environment will depend on our ability to continually monitor and react to these changes.

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

The regulatory environment in which our clients operate may also impact our business. For example, changes in antitrust laws or the enforcement of antitrust laws could affect the level of M&A activity, and changes in state laws may limit investment activities of state pension plans. In addition, many tax laws and regulations have been modified, or are otherwise under review, in the U.S. and in many other jurisdictions in which we and our clients operate. Actual and proposed changes to these laws and regulations may affect the level of M&A activity, including cross-border M&A activity.

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

Specific regulatory changes also may have a direct impact on the revenue of our Asset Management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. For example, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of client trades also pays for research and other eligible services that are used by investment advisors, is being reexamined by different regulatory bodies and industry participants. Although a substantial portion of the research relied on by our Asset Management business in its investment decision-making processes is generated internally by our investment personnel, external research, including external research and other eligible services traditionally paid for with soft dollars, is also important to the process. This external research includes materials provided by broker-dealers and research firms, as well as eligible data and analytics services from various sources. In connection with the implementation of the EU Markets in Financial Instruments Directive II (“MiFID II”) in 2018, our Asset Management affiliates in France, Germany and the U.K. decided to pay for broker research services from their own resources. The ultimate impact of MiFID II and potential similar, future regulatory changes on our Asset Management business and on the financial industry as a whole remains uncertain, although it has reduced our ability to utilize commissions to pay for research services and other soft dollar services in certain European jurisdictions. Similar pressures may come from changes in the asset management industry itself, which may further increase our costs related to external research services. For the year ended December 31, 2019, our Asset Management business obtained research and other eligible services through third-party soft dollar arrangements, the total value of which we estimate to be approximately $25 million.

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

As a financial services firm, we depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, such dissatisfaction may be more damaging to our business than to other types of businesses. Moreover, our role as advisor to our clients on important transactions involves complex analysis and the exercise of professional judgment, including, if appropriate, rendering fairness opinions in connection with mergers and other transactions. Our role as advisor to our sovereign and government clients in particular may occasionally result in increased publicity of our involvement with, and our advice to, such clients.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has increased. The activities of our Financial Advisory business may subject us to the risk of significant legal actions by our clients and third parties, including our clients’ stockholders, under securities or other laws. Such legal actions may include allegations relating to aiding and abetting breaches of fiduciary duties and to materially false or misleading statements or misrepresentations made in connection with securities and other transactions, including private placements. We may also be exposed to potential liability for the fairness opinions and other advice provided to participants in corporate transactions. In our Asset Management business, we make investment decisions on behalf of our clients which could result in substantial losses. Many of our business activities may subject us to the risk of legal actions alleging negligence, misconduct, breach of fiduciary duty or breach of contract.

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

We may incur significant legal expenses in defending ourselves against litigation or regulatory action. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations and cause significant reputational harm to us, which could seriously harm our business.

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

Our operations rely on the secure processing, storage and transmission of confidential and other information involving our computer systems, hardware, software and networks, which we refer to as information systems, and involving the information systems of third parties with which we do business. Such information systems, which frequently include “cloud”-based networks and services, may be subject to unauthorized or fraudulent access, computer viruses or other malicious code or other threats, including “phishing” attempts, that are constantly evolving and that could have a security impact on us. There can be no assurance that we will not suffer material losses relating to cyber attacks on, or other security breaches involving, our information systems, or the information systems of third parties with which we do business, despite taking protective measures to prevent such breaches. The increased use of mobile technologies can heighten these and other operational risks. If a successful cyber attack or other security breach were to occur, our confidential or proprietary information, or the confidential or proprietary information of our clients or their counterparties, that is stored in, or transmitted through, such information systems could be compromised or misappropriated. Any such cyber attack or other security breach, or any disruption of or failure in the physical or logical infrastructure or operating systems that support such information systems or our businesses, could significantly impact our ability to operate our businesses and could result in reputational damage, legal liability, the loss of clients or business opportunities and financial losses that are either not insured against or not fully covered through any insurance maintained by us. Additionally, as geopolitical tensions rise, cyber retaliation between nation states can impact the business of those countries which could adversely affect our business. As cyber threats continue to multiply, become more sophisticated and threaten additional aspects of our businesses, we may also be required to expend additional resources on information security and compliance costs in order to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or other exposures.

Other operational risks may disrupt our businesses, result in regulatory action against us or limit our growth.

Our business is highly dependent on communications and information systems, including those of our vendors. Any failure or interruption of these systems, whether caused by fire, other natural disaster, power or telecommunications failure, act of terrorism or war, system modification or upgrade or a delay of any modification or upgrade, or otherwise, could materially adversely affect our business. Although back-up systems are in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate.

Particularly in our Asset Management business, we rely heavily on our financial, accounting, trading, compliance and other data processing systems, and those of our third party vendors or service providers who support these functions. We expect that we will need to review whether to continue to upgrade and expand the capabilities of these systems in the future to avoid disruption of, or constraints on, our operations, and any such system upgrades or expansions could result in significant costs to us. We may need to hire additional staff in order to continue to upgrade or expand the capabilities of our systems and failure to attract and retain staff with the proper skillset could disrupt or constrain our operations. Certain investment teams within our Asset Management business employ proprietary systems, including quantitative models, in connection with their investment processes. These systems and models are often designed and, with assistance from technology personnel, maintained by employees who are members of those investment teams. If any of the foregoing systems fail to operate properly or are disabled, including for reasons beyond our control, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. The inability of our systems (or those of our vendors or service providers) to accommodate an increasing volume of transactions also could constrain our ability to expand our businesses. In addition, errors resulting from these issues or from human error when conducting a trade or other transaction could expose us to significant risk.

In addition, if we were to experience a local or regional disaster or other business continuity problem, such as a pandemic or other man-made or natural disaster, our continued success will depend, in part, on the availability of our personnel and office facilities and the proper functioning of and remote accessibility to our computer, telecommunications, transaction processing and other information systems and operations, as well as those of third parties on whom we rely. Such events could lead us to experience operational challenges, and our inability to successfully recover could materially disrupt our businesses and cause material financial loss, regulatory actions, reputational harm or legal liability.

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

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2019. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could materially adversely affect our business.

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

As of December 31, 2019, Lazard Group and its subsidiaries had approximately $1.7 billion in debt outstanding, of which $400 million, $300 million, $500 million and $500 million relate to Lazard Group senior notes that mature in 2025, 2027, 2028 and 2029, respectively. This debt has certain mandated payment obligations, which may constrain our ability to operate our business. If we decide to redeem or retire this debt before maturity, we may be required to pay a significant premium to do so, which may adversely impact our earnings and affect our financial position. In addition, in the future we may need to incur debt or issue equity in order to fund our working capital requirements or refinance existing indebtedness, as well as to make acquisitions and other investments. The amount of our debt obligations may impair our ability to raise debt or issue equity for financing purposes. Our access to funds also may be impaired if regulatory authorities take significant action against us or for a variety of other possible reasons. In addition, our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. These ratings are assigned by rating agencies, which may reduce or withdraw their ratings or place us on “credit watch” with negative implications at any time.

Lazard Ltd is a holding company and, accordingly, depends upon distributions from Lazard Group to pay dividends and taxes and other expenses.

Lazard Ltd is a holding company and has no independent means of generating significant revenue. We control Lazard Group through our indirect control of both of the managing members of Lazard Group. Our subsidiaries incur income taxes on the net taxable income of Lazard Group in their respective tax jurisdictions. We intend to continue to cause Lazard Group to make distributions to our subsidiaries in an amount sufficient to cover all applicable taxes payable by us and dividends, if any, declared by us. To the extent that our subsidiaries need funds to pay taxes on their share of Lazard Group’s net taxable income, or if Lazard Ltd needs funds for any other purpose, and Lazard Group is restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our business, financial condition or results of operations.

Lazard Group is a holding company and therefore depends on its subsidiaries to make distributions to Lazard Group to enable it to service its obligations under its indebtedness.

Lazard Group depends on its subsidiaries, which conduct the operations of its businesses, for distributions, dividends and other payments to generate the funds necessary to meet its financial obligations, including payments of principal and interest on its indebtedness. However, none of Lazard Group’s subsidiaries is obligated to make funds available to it for servicing such financial obligations, and the group of entities that constitute Lazard Group’s subsidiaries may change over time. The earnings from, or other available assets of, Lazard Group’s subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable Lazard Group to make payments with respect to its financial obligations when such payments are due. In addition, even if such earnings were sufficient, the agreements governing the current and future obligations of Lazard Group’s subsidiaries, regulatory requirements, including regulatory capital requirements, with respect to our broker-dealer and other regulated subsidiaries, foreign exchange controls and a variety of other factors may impede our subsidiaries’ ability to provide Lazard Group with sufficient dividends, distributions or loans to fund its financial obligations, when due.

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

The international tax provisions of the Tax Act are complex and the ultimate impact on us of the international provisions, such as the base erosion and anti-abuse tax (“BEAT”), the tax on global intangible low-taxed income (“GILTI”) and the other provisions of the Tax Act is uncertain. The U.S. Internal Revenue Service (“IRS”) issued final and proposed regulations in 2019 that affect how BEAT, GILTI and certain other international provisions of the Tax Act are interpreted. These regulations are complex and are subject to varying interpretations and change that could adversely affect us. In addition, if we were to convert into a U.S. corporation, we could be subject to additional U.S. taxes, and future payments required under our tax receivable agreement could be accelerated, both of which could reduce the amount of our cash available for distribution or reinvestment.

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

Multiple levels of government, foreign legislatures and international organizations, such as the Organization for Economic Co-operation and Development (“OECD”) and the European Union, are increasingly focused on tax reform and have proposed and implemented tax legislation and regulations that could affect the taxation of multinational companies. For example, the enactment of all or part of the recommendations set forth or that may be introduced in the OECD project on Base Erosion and Profit Shifting by tax authorities in the countries in which we operate could unfavorably impact our overall tax rate. In addition, the Economic Substance Act came into effect in Bermuda on January 1, 2019. This new law requires companies registered in Bermuda carrying on one or more “relevant activities” to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements. The list of “relevant activities” includes carrying on as a business any one or more of: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property and holding entities. At present, it is unclear which additional measures, if any, we would be required to take in order to satisfy the relevant requirements in Bermuda. Any implementation of, or changes to, any such laws, regulations and treaties that impact us could materially adversely affect our business, financial condition or results of operations.

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

The Company has a significant presence in many European Union countries, including the United Kingdom. The U.K. left the European Union on January 31, 2020. The Withdrawal Agreement between the U.K. Government and the European Union includes transitional arrangements that apply following the U.K.’s departure until December 31, 2020. A Political Declaration setting out the Framework for the Future Relationship between the European Union and the United Kingdom has also been signed between the U.K. and European Union which keeps open a range of options after the expiration of the transition period, including continuing U.K. participation in the European Union single market and customs union, although the U.K. Government has stated that the U.K. must leave the single market and customs union. The Withdrawal Agreement rules out any extension of the transition period beyond December 31, 2020, creating the risk that if no trade deal between the U.K. and the European Union has been agreed by that date, the U.K could face the prospect of tariffs on exports to the European Union. After expiration of the transition period, the commercial, regulatory and legal environment that would exist, and to which the Company’s U.K. operations would be subject, will be impacted by whether or not a trade deal has been agreed and the nature of the arrangements that are set out in any trade deal. The details of these arrangements are hard to predict, and uncertainty regarding their outcome may continue. The Company currently does not believe that any of the potential arrangements that are likely to be agreed will have a material adverse impact on the Company’s business. These potential arrangements may, however, result in certain changes in the way that we conduct our businesses, which could result in increased costs. In addition, the fact that the U.K. left the European Union and the uncertainty it has produced has impacted, and may continue to impact, geopolitical perspectives and macroeconomic factors including interest rates, foreign currency exchange rates and equity markets, and it has increased volatility in certain markets in which we operate. If these conditions continue or if current conditions worsen, our businesses may be adversely affected, which may impact our financial position and results of operations. See “Difficult market conditions can adversely affect our business in many ways, including by reducing the volume of transactions involving our Financial Advisory business and reducing the value or performance of the assets we manage in our Asset Management business, which, in each case, could materially reduce our revenue or income and adversely affect our financial position” above.

Our subsidiaries may be required to make payments under the Amended and Restated Tax Receivable Agreement. The IRS may challenge the tax benefits that give rise to such payments and, under certain circumstances, our subsidiaries may have made or could make payments under the Amended and Restated Tax Receivable Agreement in excess of our subsidiaries’ cash tax savings.

As further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income Taxes” and Note 21 of Notes to Consolidated Financial Statements, the Second Amended and Restated Tax Receivable Agreement, dated as of October 26, 2015 (the “Amended and Restated Tax Receivable Agreement”), between Lazard and LTBP Trust, a Delaware statutory trust (the “Trust”), provides for the payment by our subsidiaries to the Trust of a significant portion of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of certain tax benefits that are subject to the Amended and Restated Tax Receivable Agreement. Any amount paid by our subsidiaries to the Trust will generally be distributed to the owners of the Trust, including certain of our executive officers, in proportion to their beneficial interests in the Trust. If the IRS successfully challenges the tax benefits described above, under certain circumstances, our subsidiaries may have made or could make payments under the Amended and Restated Tax Receivable Agreement in excess of our subsidiaries’ cash tax savings.

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

Item 1B.Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before December 31, 2019 relating to our periodic or current reports under the Exchange Act.

Item 2.	Properties

Lazard has offices located around the world. The following table lists the principal properties used for the Lazard organization as of December 31, 2019. As a general matter, one or both of our Financial Advisory and Asset Management segments (as well as our Corporate segment) uses the following properties. Our London office subleases 71,207 square feet to third parties. We remain fully liable for the subleased space to the extent that the subtenants fail to perform their obligations under the subleases for any reason.

Location	Square Footage	Offices
New York City	438,870 square feet of leased space	Principal office located at 30 Rockefeller Plaza
Paris	269,333 square feet of owned and leased space	Principal offices located at 121 Boulevard Haussmann and 25 rue de Courcelles
London	144,548 square feet of leased space	Principal office located at 50 Stratton Street

Item 3.	Legal Proceedings

The Company is involved from time to time in judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses, including proceedings initiated by former employees alleging wrongful termination. The Company reviews such matters on a case-by-case basis and establishes any required accrual if a loss is probable and the amount of such loss can be reasonably estimated. The Company experiences significant variation in its revenue and earnings on an annual basis. Accordingly, the results of any pending matter or matters could be significant when compared to the Company’s earnings in any particular fiscal year. The Company believes, however, based on currently available information, that the results of any pending matters, in the aggregate, will not have a material effect on its business or financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is traded on The New York Stock Exchange under the symbol “LAZ.”

As of January 31, 2020, there were approximately 23 holders of record of our Class A common stock. This does not include the number of shareholders that hold shares in “street-name” through banks or broker-dealers.

On January 31, 2020, the last reported sales price for our Class A common stock on the New York Stock Exchange was $41.96 per share.

Share Repurchases in the Fourth Quarter of 2019

The following table sets forth information regarding Lazard’s purchases of its Class A common stock on a monthly basis during the fourth quarter of 2019. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2019
Share Repurchase Program (1)	800,000	$35.89	800,000	$436.5	million
Employee Transactions (2)	13,310	$34.69
November 1 – November 30, 2019
Share Repurchase Program (1)	539,996	$38.04	539,996	$416.0	million
Employee Transactions (2)	3,089	$36.72
December 1 – December 31, 2019
Share Repurchase Program (1)	387,500	$39.10	387,500	$400.8	million
Employee Transactions (2)	62,873	$38.63
Total
Share Repurchase Program (1)	1,727,496	$37.28	1,727,496	$400.8	million
Employee Transactions (2)	79,272	$37.89

(1)	During the year ended December 31, 2019 and since 2017, the Board of Directors of Lazard authorized the repurchase of Class A common stock as set forth in the table below.

Date	Repurchase Authorization	Expiration
	($ in thousands)
October 2017	$200,000	December 31, 2019
April 2018	$300,000	December 31, 2020
October 2018	$300,000	December 31, 2020
February 2019	$300,000	December 31, 2020
October 2019	$300,000	December 31, 2021

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

(2)

Under the terms of the 2008 Plan and the 2018 Plan, upon the vesting of RSUs, PRSUs, deferred stock units (“DSUs”) and delivery of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended December 31, 2019, the Company satisfied such obligations in lieu of issuing (i) 17,140 shares of Class A common stock upon the vesting or settlement of 50,004 RSUs and PRSUs and (ii) 62,132 shares of Class A common stock upon the vesting of 144,329 shares of restricted Class A common stock.

During the year ended December 31, 2019, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”

Stock Performance

The stock performance graph below compares the performance of an investment in our Class A common stock, from December 31, 2014 through December 31, 2019, with that of the S&P 500 Index and the S&P Financial Index. The graph assumes $100 was invested at the close of business on December 31, 2014 in each of our Class A common stock, the S&P 500 Index and the S&P Financial Index. It also assumes that dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Other Matters

None.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data for the Company for all years presented.

The consolidated statements of financial condition and operations data as of and for each of the years in the five-year period ended December 31, 2019 have been derived from Lazard Ltd’s consolidated financial statements. The audited consolidated statements of financial condition as of December 31, 2019 and 2018 and audited consolidated statements of operations for each of the years in the three year period ended December 31, 2019 are included in this Form 10-K. The audited consolidated statements of financial condition as of December 31, 2017, 2016 and 2015, and the audited consolidated statements of operations for the years ended December 31, 2016 and 2015, are not included in this Form 10-K. Historical results should not be considered an indication of results for any future period.

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and related notes included elsewhere in this Form 10-K.

Selected Consolidated Financial Data

	As Of Or For The Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except for per share amounts)
Consolidated Statements of Operations Data (a)
Net Revenue:
Financial Advisory	$1,374,036	$1,555,526	$1,387,682	$1,301,044	$1,279,628
Asset Management (b)	1,237,390	1,331,801	1,255,820	1,051,316	1,111,105
Corporate (c)	(24,653)	(60,975)	809	(18,989)	(37,125)
Net Revenue	2,586,773	2,826,352	2,644,311	2,333,371	2,353,608
Compensation and Benefits	1,563,395	1,514,735	1,512,873	1,340,543	1,319,746
Other Operating Expenses (d)	630,680	630,851	305,992	475,367	1,050,482
Total Operating Expenses	2,194,075	2,145,586	1,818,865	1,815,910	2,370,228
Operating Income (Loss)	$392,698	$680,766	$825,446	$517,461	$(16,620)
Net Income	$297,716	$532,449	$259,847	$393,692	$992,932
Net Income Attributable to Lazard Ltd	$286,500	$527,125	$253,583	$387,698	$986,373
Net Income Per Share of Class A Common Stock:
Basic	$2.57	$4.43	$2.09	$3.11	$7.87
Diluted	$2.44	$4.06	$1.91	$2.92	$7.40
Dividends Declared Per Share of Class A Common Stock	$2.35	$3.03	$2.81	$2.69	$2.35
Consolidated Statements of Financial Condition Data
Total Assets	$5,639,581	$4,997,241	$4,928,677	$4,556,508	$4,477,774
Total Debt (e)	$1,679,562	$1,434,260	$1,190,444	$1,195,805	$998,386
Total Lazard Ltd Stockholders’ Equity	$609,991	$916,851	$1,199,803	$1,235,987	$1,313,455
Total Stockholders’ Equity	$681,574	$970,093	$1,258,905	$1,293,813	$1,367,306
Other Data
Assets Under Management:
As of December 31	$248,239,000	$214,734,000	$249,459,000	$197,910,000	$186,380,000
Average During Year	$234,374,000	$241,247,000	$226,525,000	$194,808,000	$195,987,000
Total Headcount, As of December 31	3,018	2,996	2,843	2,781	2,610

Notes (in thousands of dollars):

(a)

Net revenue and other operating expenses data for the years ended December 31, 2019 and 2018 are not comparable to the prior periods due to the adoption of the new revenue recognition guidance on January 1, 2018.  See Note 4 of Notes to Consolidated Financial Statements.

(b)	Asset Management net revenue consists of the following:

	For The Year Ended December 31,
	2019	2018	2017	2016	2015
Management Fees and Other	$1,216,115	$1,311,286	$1,210,016	$1,035,726	$1,086,030
Incentive Fees	21,275	20,515	45,804	15,590	25,075
Asset Management Net Revenue	$1,237,390	$1,331,801	$1,255,820	$1,051,316	$1,111,105

(c)	“Corporate” includes interest expense (net of interest income) and investment income (losses) from certain investments.
(d)

Includes (i) in 2019, non-compensation costs of $6,922 relating to expenses associated with business realignment; $17,359 relating to expenses associated with the Enterprise Resource Planning system implementation; $4,711 of incremental rent expense relating to office space reorganization; $76,032 of certain distribution fees and reimbursable deal costs paid to third parties and bad debt expense, which represents fees that are deemed uncollectible; $6,505 relating to the redemption of the remainder of the Company’s 4.25% senior notes maturing on November 14, 2020 (see Note 13 of Notes to Consolidated Financial Statements); and $503 relating to the benefit pursuant to the tax receivable agreement (see Note 21 of Notes to Consolidated Financial Statements), (ii) in 2018, non-compensation costs of $27,495 relating to expenses associated with the Enterprise Resource Planning system implementation; $2,345 of incremental rent expense relating to office space reorganization; $120,995 of certain distribution fees and reimbursable deal costs paid to third parties and bad debt expense, which represents fees that are deemed uncollectible; $10,000 relating to expenses associated with an unconditional commitment to the Lazard Foundation; $6,495 relating to the benefit pursuant to the tax receivable agreement (see Note 21 of Notes to Consolidated Financial Statements); and $6,523 relating to the partial redemption of the Company’s 4.25% senior notes maturing on November 14, 2020 (see Note 13 of Notes to Consolidated Financial Statements), (iii) in 2017, non-compensation costs of $25,308 relating to expenses associated with the Enterprise Resource Planning system implementation; $11,354 of incremental rent expense and lease abandonment costs relating to office space reorganization; and $202,546 relating to the benefit pursuant to the tax receivable agreement (see Note 21 of Notes to Consolidated Financial Statements), (iv) in 2016, non-compensation costs of $30,067 due to the change in fair value of the contingent consideration associated with the Edgewater business acquisition and (v) in 2015, non-compensation costs of $547,691 relating to the provision pursuant to the tax receivable agreement; $60,219 relating to the redemption of a significant portion of the Company’s 6.85% senior notes maturing on June 15, 2017 and $1,114 of expenses relating to the partial extinguishment of the tax receivable obligation.

(e)	Represents the aggregate amount reflected in the Company’s consolidated statements of financial condition relating to senior debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Summary

Lazard is one of the world’s preeminent financial advisory and asset management firms. We have long specialized in crafting solutions to the complex financial and strategic challenges of a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals. Founded in 1848 in New Orleans, we currently operate from more than 40 cities and 25 countries across key business and financial centers in North America, Europe, Asia, Australia, and Central and South America.

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

Our principal sources of revenue are derived from activities in the following business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”), capital advisory, restructurings, shareholder advisory, sovereign advisory, capital raising and other strategic advisory matters, and

•

Asset Management, which offers a broad range of global investment solutions and investment management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.

In addition, we record selected other activities in our Corporate segment, including management of cash, investments, deferred tax assets, outstanding indebtedness, certain contingent obligations, and assets and liabilities associated with Lazard Group’s Paris-based subsidiary, Lazard Frères Banque SA (“LFB”).

Our consolidated net revenue was derived from the following segments:

	Year Ended December 31,
	2019	2018	2017
Financial Advisory	53%	55%	52%
Asset Management	48	47	48
Corporate	(1)	(2)	-
Total	100%	100%	100%

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

On an ongoing basis, regional, macroeconomic and geopolitical factors, including trade policy and regional tax and regulatory reform, may impact our business. Overall, the global macroeconomic environment remains favorable, equity market fundamentals are strong and credit is widely available.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•

Financial Advisory—The fundamentals for continued M&A activity and recent trends such as technological disruption and shareholder activism, which can be a catalyst for global strategic activity, appear to remain in place. We believe our Financial Advisory business is in a strong competitive position as demand continues for expert, independent strategic advice that can be levered across geographies and our range of capabilities. The global scale and breadth of our Financial Advisory business allows us to advise on a wide range of strategic and restructuring transactions across a variety of industries. In addition, we believe our businesses throughout North America, Europe and the emerging markets position us for growth in these markets, while enhancing our relationships with, and the services that we can provide to, clients in other economies. We continue to invest in our Financial Advisory business by selectively hiring talented senior professionals and continuing to focus on our M&A and other advisory services.

•

Asset Management—In the short to intermediate term, we expect most investor demand will come through financial institutions, and from defined benefit and defined contribution plans in developed economies because of their sheer scope and size. Over the longer term, and depending upon local market conditions, we would expect an increasing share of our AUM to come from the developing economies around the globe, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Given our diversified investment platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from opportunities across the asset management industry. We are continually developing and seeding new investment strategies that extend our existing platforms and assessing potential product acquisitions or other inorganic growth opportunities. Recent examples of growth initiatives include the following investment strategies: various Quantitative Equity strategies, explainable AI capabilities, a U.S. Systematic Equity strategy, and sustainable investment strategies.

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

Certain market data with respect to our Financial Advisory and Asset Management businesses is included below.

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions, including the subset of completed transactions involving values greater than $500 million, decreased in 2019 as compared to 2018. With respect to announced M&A transactions, the value and number of all transactions, including the subset of announced transactions involving values greater than $500 million, are flat as compared to 2018, apart from the number of announced transactions involving values greater than $500 million, which decreased in 2019 as compared to 2018.

	Year Ended December 31,
	2019	2018	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$3,656	$4,298	(15)%
Number	34,422	35,755	(4)%
Deals Greater than $500 million:
Value	$2,852	$3,396	(16)%
Number	1,114	1,320	(16)%
Announced M&A Transactions:
All deals:
Value	$4,094	$4,114	(0)%
Number	35,299	35,797	(1)%
Deals Greater than $500 million:
Value	$3,236	$3,203	1%
Number	1,222	1,347	(9)%

Source:	Dealogic as of January 3, 2020.

Global restructuring activity during 2019, as measured by the number of corporate defaults, increased as compared to 2018. The number of defaulting issuers increased to 101 in 2019, according to Moody’s Investors Service, Inc., as compared to 79 in 2018.

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

Asset Management

Equity market indices for major markets at December 31, 2019 generally increased as compared to such indices at December 31, 2018. Equity market indices for major markets at December 31, 2018 generally decreased as compared to such indices at December 31, 2017.

The percentage change in major equity market indices (i) at December 31, 2019, as compared to such indices at December 31, 2018, and (ii) at December 31, 2018, as compared to such indices at December 31, 2017, is shown in the table below.

	Percentage Changes December 31,
	2019 vs. 2018	2018 vs. 2017
MSCI World Index	28%	(8%)
Euro Stoxx	29%	(11%)
MSCI Emerging Market	19%	(14%)
S&P 500	31%	(4%)

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

Corporate segment net revenue consists primarily of investment gains and losses on the Company’s “seed investments” related to our Asset Management business and principal investments in private equity funds, net of hedging activities, as well as gains and losses on investments held in connection with Lazard Fund Interests (“LFI”) and interest income and interest expense. Corporate net revenue also can fluctuate due to changes in the fair value of debt and equity securities, as well as due to changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness.

Although Corporate segment net revenue during 2019 is not significant compared to Lazard’s net revenue, total assets in the Corporate segment represented 65% of Lazard’s consolidated total assets as of December 31, 2019, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, deferred tax assets and certain assets associated with LFB.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards, including (a) share-based incentive compensation under the Lazard Ltd 2018 Incentive Compensation Plan (the “2018 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”), and (b) LFI and other similar deferred compensation arrangements (see Note 16 of Notes to Consolidated Financial Statements), (iii) a provision for discretionary or guaranteed cash bonuses and profit pools and (iv) when applicable, severance payments. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our actual and forecasted operating and financial performance, staffing levels, estimated forfeiture rates, competitive pay conditions and the nature of revenues earned, as well as the mix between current and deferred compensation.

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

(i)

the deferred incentive compensation awards granted in the year-end compensation process with respect to the fiscal year (e.g., deferred incentive compensation awards granted in 2020 related to the 2019 year-end compensation process), including performance-based restricted stock unit (“PRSU”) and performance-based restricted participation unit (“PRPU”) awards (based on the target payout level);

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

Business Realignment

We conducted a review of our business, which resulted in a realignment that included employee reductions and the closing of subscale offices and investment strategies, most of which were completed during the third quarter of 2019. We believe these actions better align the business with changes in the marketplace and create greater flexibility to focus on strategic growth opportunities. These actions resulted in expenses of $68 million in 2019. See Note 18 of Notes to Consolidated Financial Statements.

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

See “Critical Accounting Policies and Estimates—Income Taxes” below and Notes 19 and 21 of Notes to Consolidated Financial Statements for additional information regarding income taxes, the impact of the Tax Act on us, our deferred tax assets and the tax receivable agreement obligation.

Noncontrolling Interests

Noncontrolling interests primarily consist of amounts related to Edgewater’s management vehicles that the Company is deemed to control but not own, profits interest participation rights and consolidated VIE interests held by employees. See Notes 15 and 24 of Notes to Consolidated Financial Statements for information regarding the Company’s noncontrolling interests and consolidated VIEs.

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

A portion of our net revenue is derived from transactions that are denominated in currencies other than the U.S. Dollar. Net revenue for the year ended December 31, 2019 was negatively impacted, and net revenue for the year ended December 31, 2018 was positively impacted, by exchange rate movements, in each case in comparison to the relevant prior year period. The majority of the impact to net revenue, in both periods, was offset by the impact of the exchange rate movements on our operating expenses during the years denominated in currencies other than the U.S. Dollar.

The consolidated financial statements are prepared in conformity with U.S. GAAP. Selected financial data derived from the Company’s reported consolidated results of operations is set forth below, followed by a more detailed discussion of both the consolidated and business segment results.

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Net Revenue	$2,586,773	$2,826,352	$2,644,311
Operating Expenses (a):
Compensation and benefits	1,563,395	1,514,735	1,512,873
Non-compensation	611,773	653,243	499,024
Amortization and other acquisition-related (benefits) costs	19,410	(15,897)	9,514
Benefit pursuant to tax receivable agreement	(503)	(6,495)	(202,546)
Total operating expenses	2,194,075	2,145,586	1,818,865
Operating Income	392,698	680,766	825,446
Provision for income taxes	94,982	148,317	565,599
Net Income	297,716	532,449	259,847
Less - Net Income Attributable to Noncontrolling Interests	11,216	5,324	6,264
Net Income Attributable to Lazard Ltd	$286,500	$527,125	$253,583
Operating Income, as a % of net revenue	15.2%	24.1%	31.2%

(a)	See Note 18 of Notes to Consolidated Financial Statements for information regarding business realignment.

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

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Operating Revenue:
Net revenue	$2,586,773	$2,826,352	$2,644,311
Adjustments:
Interest expense (a)	74,521	54,126	49,983
Distribution fees, reimbursable deal costs and bad debt expense (b)	(76,032)	(120,995)	-
Revenue related to noncontrolling interests (c)	(23,426)	(18,787)	(16,228)
(Gains) losses on investments pertaining to LFI (d)	(31,657)	14,086	(23,526)
Private equity investment adjustment (e)	12,056	-	-
Losses associated with business realignment (f)	3,727	-	-
Operating revenue	2,545,962	$2,754,782	$2,654,540

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

(e)	Represents write-down of a private equity investment to the potential transaction value.
(f)	Represents losses associated with the closing of certain offices as part of business realignment.

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Compensation and Benefits Expense:
Total compensation and benefits expense	$1,563,395	$1,514,735	$1,512,873
Adjustments:
Expenses associated with business realignment	(56,635)	-	-
Noncontrolling interests (a)	(11,175)	(10,999)	(8,285)
(Charges) credits pertaining to LFI (b)	(31,657)	14,086	(23,526)
Expenses associated with ERP system implementation (c)	-	(1,190)	-
Adjusted compensation and benefits expense	1,463,928	1,516,632	1,481,062
Deduct - amortization of deferred incentive compensation awards	(367,920)	(375,772)	(367,350)
Total adjusted cash compensation and benefits expense (d)	1,096,008	1,140,860	1,113,712
Add:
Year-end deferred incentive compensation awards (e)	361,345	377,901	350,975
Sign-on and other special incentive awards (f)	37,552	45,726	36,201
Deduct - adjustments for estimated forfeitures (g)	(25,928)	(27,534)	(25,166)
Awarded compensation and benefits expense	$1,468,977	$1,536,953	$1,475,722
Adjusted compensation and benefits expense, as a % of operating revenue	57.5%	55.1%	55.8%
Awarded compensation and benefits expense, as a % of operating revenue	57.7%	55.8%	55.6%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)

Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

(c)	Represents expenses associated with the Enterprise Resource Planning (“ERP”) system implementation.
(d)

Includes base salaries and benefits of $705,156, $695,398 and $648,130 for 2019, 2018 and 2017, respectively, and cash incentive compensation of $390,852, $445,462 and $465,582 for the respective years.

(e)

Deferred incentive compensation awards applicable to the relevant year-end compensation process (e.g., deferred incentive compensation awards granted in 2020, 2019 and 2018 related to the 2019, 2018 and 2017 year-end compensation processes, respectively).

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

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$611,773	$653,243	$499,024
Adjustments:
Expenses associated with business realignment	(6,922)	-	-
Expenses associated with ERP system implementation (a)	(17,359)	(27,495)	(25,308)
Expenses relating to office space reorganization (b)	(4,711)	(2,345)	(11,354)
Distribution fees, reimbursable deal costs and bad debt expense (c)	(76,032)	(120,995)	-
Charges pertaining to senior debt refinancing (d)	(6,505)	(6,523)	-
Noncontrolling interests (e)	(1,693)	(1,754)	(1,684)
Expenses associated with the Lazard Foundation (f)	-	(10,000)	-
Adjusted non-compensation expense	$498,551	$484,131	$460,678
Adjusted non-compensation expense, as a % of operating revenue	19.6%	17.6%	17.4%

(a)	Represents expenses associated with the Enterprise Resource Planning (“ERP”) system implementation.
(b)	Represents incremental rent expense and lease abandonment costs related to office space reorganization.
(c)

Represents certain distribution fees, reimbursable deal costs paid to third parties and bad debt expense relating to fees that are deemed uncollectible for which an equal amount is included for purposes of determining operating revenue.

(d)

In 2019 and 2018, represents charges pertaining to the redemption of the Company’s 4.25% senior notes due 2020 (the “2020 Notes”), due to the non-operating nature of such transaction. See “—Liquidity and Capital Resources—Financing Activities.”

(e)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.
(f)	Represents expenses associated with an unconditional commitment to the Lazard Foundation.

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Earnings From Operations:
Operating revenue	$2,545,962	$2,754,782	$2,654,540
Deduct:
Adjusted compensation and benefits expense	(1,463,928)	(1,516,632)	(1,481,062)
Adjusted non-compensation expense	(498,551)	(484,131)	(460,678)
Earnings from operations	$583,483	$754,019	$712,800
Earnings from operations, as a % of operating revenue	22.9%	27.4%	26.8%

Headcount information is set forth below:

	As of December 31,
	2019 (a)	2018 (b)	2017
Headcount:
Managing Directors:
Financial Advisory	163	166	152
Asset Management	104	102	96
Corporate	19	17	22
Total Managing Directors	286	285	270
Other Business Segment Professionals and Support Staff:
Financial Advisory	1,355	1,312	1,180
Asset Management	986	1,014	806
Corporate	391	385	587
Total	3,018	2,996	2,843

(a)	Includes the impact of business realignment as of December 31, 2019.
(b)	Reduction in the Corporate segment in 2018 relates to a realignment of certain headcount from Corporate to the Financial Advisory and Asset Management segments.

A review of our operating results for the year ended December 31, 2019 compared to our operating results for the year ended December 31, 2018 appears below. A detailed review of our operating results for the year ended December 31, 2018 compared to the year ended December 31, 2017 is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results”.

Operating Results

Year Ended December 31, 2019 versus December 31, 2018

The Company reported net income attributable to Lazard Ltd of $287 million, as compared to net income attributable to Lazard Ltd of $527 million in 2018.

Net revenue decreased $240 million, or 8%, with operating revenue decreasing $209 million, or 8%, as compared to 2018. Fee revenue from investment banking and other advisory activities decreased $183 million, or 12%, as compared to 2018. Asset management fees, including incentive fees, decreased $88 million, or 7%, as compared to 2018. In the aggregate, interest income, other revenue and interest expense increased $31 million as compared to 2018.

Compensation and benefits expense, which included $57 million associated with business realignment in 2019, increased $49 million, or 3%, as compared to 2018.

Adjusted compensation and benefits expense was $1,464 million, a decrease of $53 million, or 3%, as compared to $1,517 million in 2018. The ratio of adjusted compensation and benefits expense to operating revenue was 57.5% for 2019, as compared to 55.1% for 2018. Awarded compensation and benefits expense in 2019 was $1,469 million, a decrease of $68 million, or 4%, when compared to $1,537 million in 2018. The ratio of awarded compensation and benefits expense to operating revenue was 57.7%, as compared to 55.8% for 2018. The year-end deferred incentive compensation awarded for 2019 was $361 million, representing a decrease of $17 million, or 4%, as compared to 2018. As described above, when analyzing compensation and benefits expense on a full-year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years.

Non-compensation expense decreased $41 million, or 6%, as compared to 2018, primarily due to higher bad debt expense in 2018 and lower fund administration fees in 2019, partially offset by investments in technology infrastructure and increased business development expenses in 2019. Adjusted non-compensation expense increased $14 million, or 3%, as compared to 2018, primarily due to investments in technology infrastructure and increased business development expenses in 2019. The ratio of adjusted non-compensation expense to operating revenue was 19.6% for 2019, as compared to 17.6% in 2018.

Amortization and other acquisition-related (benefits) costs reflect a cost of $19 million in the 2019 period, as compared to a benefit of $16 million in the 2018 period, primarily due to the change in the fair market value of contingent consideration.

Operating income decreased $288 million, or 42%, as compared to 2018.

Earnings from operations decreased $171 million, or 23%, as compared to 2018, and, as a percentage of operating revenue, was 22.9%, as compared to 27.4% in 2018.

The provision for income taxes reflects an effective tax rate of 24.2%, as compared to 21.8% in 2018. See Note 19 of Notes to Consolidated Financial Statements and “Critical Accounting Policies—Income Taxes” below.

Net income attributable to noncontrolling interests increased $6 million as compared to 2018.

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

Financial Advisory

The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Net Revenue	$1,374,036	$1,555,526	$1,387,682
Operating Expenses	1,225,795	1,198,807	1,143,586
Operating Income (a)	$148,241	$356,719	$244,096
Operating Income, as a % of net revenue	10.8%	22.9%	17.6%

(a)	See Note 18 of Notes to Consolidated Financial Statements for information regarding business realignment.

Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Year Ended December 31,
	2019	2018	2017
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	288	287	304
Percentage of total Financial Advisory net revenue from top 10 clients (a)	17%	19%	22%
Number of M&A transactions completed with values greater than $500 million (b)	74	89	84

(a)	No individual client constituted more than 10% of our Financial Advisory segment net revenue in the years ended December 31, 2019, 2018 and 2017.
(b)	Source: Dealogic as of January 3, 2020.

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms and is based on the Lazard offices that generate Financial Advisory net revenue, which are located in the Americas (primarily in the U.S., Canada, and Latin America), EMEA (primarily in the U.K., France, Germany, Italy and Spain) and the Asia Pacific region (primarily in Australia) and therefore may not be reflective of the geography in which the clients are located.

	Year Ended December 31,
	2019	2018	2017
Americas	66%	60%	60%
EMEA	32	36	36
Asia Pacific	2	4	4
Total	100%	100%	100%

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

Financial Advisory Results of Operations

Year Ended December 31, 2019 versus December 31, 2018

Financial Advisory net revenue decreased $181 million, or 12%, as compared to 2018. The decrease in Financial Advisory net revenue was primarily a result of a decrease in the number of fees greater than $5 million as compared to 2018.

Operating expenses, which included $40 million associated with business realignment in 2019, increased $27 million, or 2%, as compared to 2018.

Financial Advisory operating income was $148 million, a decrease of $208 million, or 58%, as compared to operating income of $357 million in 2018 and, as a percentage of net revenue, was 10.8%, as compared to 22.9% in 2018.

Asset Management

The following table shows the composition of AUM for the Asset Management segment (see Item 1, “Business—Principal Business Lines—Asset Management—Investment Strategies”):

	As of December 31,
	2019	2018	2017
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$40,612	$41,899	$52,349
Global	49,759	41,490	43,663
Local	48,985	36,020	42,650
Multi-Regional	66,185	57,589	70,696
Total Equity	205,541	176,998	209,358
Fixed Income:
Emerging Markets	14,387	14,980	17,320
Global	9,233	4,851	4,109
Local	5,450	6,113	4,497
Multi-Regional	9,193	6,994	9,154
Total Fixed Income	38,263	32,938	35,080
Alternative Investments	2,149	2,430	2,846
Private Equity	1,385	1,469	1,478
Cash Management	901	899	697
Total AUM	$248,239	$214,734	$249,459

Total AUM at December 31, 2019 was $248 billion, an increase of $33 billion, or 16%, as compared to total AUM of $215 billion at December 31, 2018, due to market appreciation, partially offset by net outflows and foreign exchange depreciation. Average AUM for the year ended December 31, 2019 decreased $7 billion, or 3%, as compared to 2018.

As of December 31, 2019 approximately 86% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors as compared to approximately 88% as of December 31, 2018. As of December 31, 2019, approximately 14% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, as compared to approximately 12% as of December 31, 2018.

As of December 31, 2019, AUM with foreign currency exposure represented approximately 67% of our total AUM, as compared to 70% at December 31, 2018. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31, 2019
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$176,998	$29,078	$(38,722)	$(9,644)	$38,421	$(234)	$205,541
Fixed Income	32,938	8,743	(7,787)	956	4,526	(157)	38,263
Other	4,798	1,143	(1,529)	(386)	32	(9)	4,435
Total	$214,734	$38,964	$(48,038)	$(9,074)	$42,979	$(400)	$248,239

Inflows in the Equity asset class were primarily attributable to the Global, Local and Multi-Regional platforms, and inflows in the Fixed Income asset class were primarily attributable to the Global, Multi-Regional and Emerging Markets platforms. Outflows in the Equity asset class were primarily attributable to the Emerging Markets, Global and Multi-Regional equity platforms, and outflows in the Fixed Income asset class were primarily attributable to the Emerging Markets and Global platforms.

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

As of February 18, 2020, AUM was $247.8 billion, a $0.4 billion decrease since December 31, 2019. The decrease in AUM was due to foreign exchange depreciation of $3.7 billion and net outflows of $1.4 billion, offset by market appreciation of $4.7 billion.

Average AUM for the years ended December 31, 2019, 2018 and 2017 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Year Ended December 31,
	2019	2018	2017
	($ in millions)
Average AUM by Asset Class:
Equity	$193,091	$201,404	$188,796
Fixed Income	36,442	34,883	33,187
Alternative Investments	2,479	2,846	2,774
Private Equity	1,397	1,459	1,373
Cash Management	965	655	395
Total Average AUM	$234,374	$241,247	$226,525

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Net Revenue	$1,237,390	$1,331,801	$1,255,820
Operating Expenses (a)	887,522	912,110	810,870
Operating Income	$349,868	$419,691	$444,950
Operating Income, as a % of net revenue	28.3%	31.5%	35.4%

(a)	See Note 18 of Notes to Consolidated Financial Statements for information regarding business realignment.

Our top ten clients accounted for 28%, 26% and 25% of our total AUM at December 31, 2019, 2018 and 2017, respectively, and no individual client constituted more than 10% of our Asset Management segment net revenue during any of the respective years.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Year Ended December 31,
	2019	2018	2017
Americas	55%	56%	58%
EMEA	33	34	32
Asia Pacific	12	10	10
Total	100%	100%	100%

Asset Management Results of Operations

Year Ended December 31, 2019 versus December 31, 2018

Asset Management net revenue decreased $94 million, or 7%, as compared to 2018. Management fees and other revenue was $1,216 million, a decrease of $95 million, or 7%, as compared to $1,311 million in 2018, primarily due to a decrease in average AUM and change in asset mix. Incentive fees were unchanged as compared to 2018.

Operating expenses, which included $16 million associated with business realignment in 2019, decreased $25 million, or 3%, as compared to 2018, primarily due to a decrease in compensation and benefits expense associated with decreased operating revenue as well as lower fund administration fees.

Asset Management operating income was $350 million, a decrease of $70 million, or 17%, as compared to operating income of $420 million in 2018 and, as a percentage of net revenue, was 28.3%, as compared to 31.5% in 2018.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Interest Income	$12,030	$11,152	$5,538
Interest Expense	(75,593)	(55,021)	(51,452)
Net Interest (Expense)	(63,563)	(43,869)	(45,914)
Other Revenue (Expense)	38,910	(17,106)	46,723
Net Revenue (Expense)	(24,653)	(60,975)	809
Operating Expenses (Benefit) (a)	80,758	34,669	(135,591)
Operating Income (Loss)	$(105,411)	$(95,644)	$136,400

(a)	Includes in 2019, 2018 and 2017, benefits of $503, $6,495 and $202,546, respectively, pursuant to the tax receivable agreement.

Corporate Results of Operations

Year Ended December 31, 2019 versus December 31, 2018

Net interest expense increased $20 million, or 45%, as compared to 2018 due to an increase in senior debt outstanding in 2019.

Other revenue increased $56 million as compared to 2018, primarily due to higher income in 2019 attributable to investments held in connection with LFI.

Operating expenses, which included (i) in 2019, $8 million associated with business realignment and (ii) in 2018, $10 million relating to expenses associated with an unconditional commitment to the Lazard Foundation, increased $46 million in 2019, primarily due to an increase in compensation and benefits expense, which reflected an increase in charges pertaining to LFI.

Cash Flows

The Company’s cash flows are influenced primarily by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to shareholders, payments of incentive compensation to managing directors and employees and purchases of Class A common stock. Cash flows were also affected: (i) in 2019, by Lazard Group’s issuance of $500 million aggregate principal amount of its 4.375% senior notes maturing in 2029 (the “2029 Notes”); (ii) in 2018, by Lazard Group’s issuance of $500 million aggregate principal amount of its 4.50% senior notes maturing in 2028 (the “2028 Notes”) and (iii) in 2019 and 2018, the redemption of the 2020 Notes.

M&A and other advisory and Asset Management fees are generally collected within 60 days of billing, while Restructuring fee collections may extend beyond 60 days, particularly those that involve bankruptcies with court-ordered holdbacks. Fees from our Private Capital Advisory activities are generally collected over a four-year period from billing and typically include an interest component.

The Company makes cash payments for, or in respect of, a significant portion of its incentive compensation during the first three months of each calendar year with respect to the prior year’s results. The Company also paid a special dividend in 2019, 2018 and 2017.

Summary of Cash Flows:

	Year Ended December 31,
	2019	2018	2017
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$298	$532	$260
Adjustments to reconcile net income to net cash provided by operating activities (a)	512	435	698
Other operating activities (b)	(132)	(268)	71
Net cash provided by operating activities	678	699	1,029
Investing activities	(42)	(46)	(27)
Financing activities (c)	(444)	(726)	(318)
Effect of exchange rate changes	(28)	(90)	164
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	164	(163)	848
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	2,292	2,455	1,607
End of Period	$2,456	$2,292	$2,455

(a)	Consists of the following:

	Year Ended December 31,
	2019	2018	2017
	($ in millions)
Depreciation and amortization of property	$36	$34	$31
Noncash lease expense	60	-	-
Amortization of deferred expenses and share-based incentive compensation	366	371	359
Deferred tax provision	25	45	501
Amortization and other acquisition-related (benefits) costs	19	(16)	10
Benefit pursuant to tax receivable agreement	(1)	(6)	(203)
Loss on extinguishment of debt	7	7	-
Total	$512	$435	$698

(b)	Includes net changes in operating assets and liabilities.
(c)

Consists primarily of purchases of shares of Class A common stock, tax withholdings related to the settlement of vested RSUs, vested restricted stock awards and vested PRSUs, Class A common stock dividends, changes in customer deposits, distributions to noncontrolling interest holders, and activity relating to borrowings (including, in 2019 and 2018, the redemption of the 2020 Notes and the issuance of the 2029 and 2028 Notes, respectively).

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

Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”. In the year ended December 31, 2019, as reflected on the consolidated statements of financial condition, both “deposits with banks and short-term investments” and “deposits and other customer payables” increased as compared to December 31, 2018, due to a higher level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.

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

We regularly monitor our liquidity position, including cash levels, investments in U.S. Treasury securities, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of Class A common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At December 31, 2019, Lazard had approximately $1,232 million of cash, with such amount including approximately $612 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings. We expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of December 31, 2019, Lazard had approximately $168 million in unused lines of credit available to it, including a $150 million, five-year, senior revolving credit facility with a group of lenders that expires in September 2020 (the “Amended and Restated Credit Agreement”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $17 million.

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

Financing Activities

The table below sets forth our corporate indebtedness as of December 31, 2019 and 2018. The agreements with respect to this indebtedness are discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-K.

		Outstanding as of
		December 31, 2019			December 31, 2018
Senior Debt	Maturity Date	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2020 Senior Notes	2020	$-	$-	$-	$250.0	$0.9	$249.1
Lazard Group 2025 Senior Notes	2025	400.0	2.4	397.6	400.0	2.9	397.1
Lazard Group 2027 Senior Notes	2027	300.0	2.8	297.2	300.0	3.2	296.8
Lazard Group 2028 Senior Notes	2028	500.0	7.8	492.2	500.0	8.8	491.2
Lazard Group 2029 Senior Notes	2029	500.0	7.4	492.6	-	-	-
		$1,700.0	$20.4	$1,679.6	$1,450.0	$15.8	$1,434.2

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended December 31, 2019, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.84 to 1.00 and its Consolidated Interest Coverage Ratio being 12.82 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of December 31, 2019.

In addition, the Amended and Restated Credit Agreement, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At December 31, 2019, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 13 of Notes to Consolidated Financial Statements for additional information regarding senior debt.

Stockholders’ Equity

At December 31, 2019, total stockholders’ equity was $682 million, as compared to $970 million and $1,259 million at December 31, 2018 and 2017, respectively, including $610 million, $917 million and $1,200 million attributable to Lazard Ltd on the respective dates. The net activity in stockholders’ equity during the years ended December 31, 2019 and 2018 is reflected in the table below:

	Year Ended December 31,
	2019	2018
	($ in millions)
Stockholders’ Equity - Beginning of Year	$970	$1,259
Increase (decrease) due to:
Net income	298	532
Other comprehensive loss	(20)	(41)
Amortization of share-based incentive compensation	253	268
Purchase of Class A common stock	(495)	(553)
Settlement of share-based incentive compensation (a)	(96)	(118)
Class A common stock dividends	(255)	(360)
Other - net	27	(17)
Stockholders’ Equity - End of Year	$682	$970

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

Year Ended December 31:	Number of Shares	Average Price Per Share
2017	6,956,097	$44.10
2018	12,206,652	$45.29
2019	13,674,439	$36.18

As of December 31, 2019, a total of $401 million of share repurchase authorization remained available under the Company’s share repurchase program, $101 million of which will expire on December 31, 2020 and $300 million of which will expire on December 31, 2021.

During the year ended December 31, 2019, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, pursuant to which it effected stock repurchases in the open market.

On October 31, 2019, Lazard Group distributed to its managing members, which are subsidiaries of Lazard Ltd, 17,000,000 shares of Class A common stock that were held by Lazard Group. These shares were ultimately received by Lazard Ltd and cancelled. There was no impact on total stockholders’ equity as a result of the share cancellation.

On January 29, 2020, the Board of Directors of Lazard declared a quarterly dividend of $0.47 per share on our Class A common stock. The dividend is payable on February 28, 2020, to stockholders of record on February 18, 2020.

The Company plans to continue to deploy excess cash and may do so in a variety of ways, which may include repurchasing outstanding shares of Class A common stock, paying dividends to stockholders and repurchasing its outstanding debt.

See Notes 15 and 16 of Notes to Consolidated Financial Statements for additional information regarding Lazard’s stockholders’ equity and incentive plans, respectively.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with rules regarding certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 22 of Notes to Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see Item 1, “Business—Regulation” included in this Form 10-K.

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of December 31, 2019:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior debt (including interest) (a)	$2,273,667	$70,250	$140,500	$140,500	$1,922,417
Operating leases (exclusive of $19,584 of committed sublease income)	794,075	89,130	152,472	124,064	428,409
Investment capital funding commitments (b)	6,056	6,056	-	-	-
Total (c)	$3,073,798	$165,436	$292,972	$264,564	$2,350,826

(a)

During March 2019, Lazard Group completed an offering of $500,000 aggregate principal amount of the 2029 Notes. Interest on the 2029 Notes is payable semi-annually on March 11 and September 11 of each year, beginning September 11, 2019. Lazard Group used a portion of the net proceeds of the 2029 Notes during March and April 2019 to redeem or otherwise retire the remaining $250,000 of the 2020 Notes. See Note 13 of Notes to Consolidated Financial Statements.

(b)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $11,155 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders. See Note 7 of Notes to Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.

(c)

The table above excludes contingent obligations, given the inability to make a reasonably reliable estimate of the timing of the amounts of any such payments. The table above also excludes any possible payments for uncertain tax positions and payments pursuant to the Company’s tax receivable agreement, given that the actual amount and timing of payments under the tax receivable agreement could differ materially from our estimates. At December 31, 2019, a tax receivable agreement obligation of $247,344 was recorded on the consolidated statements of financial condition, of which the Company currently expects that approximately $25,000 will be paid within the next 12 months. See “Critical Accounting Policies and Estimates—Income Taxes” below. See also Notes 14, 16, 17, 19 and 21 of Notes to Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans, income taxes and tax receivable agreement obligations, respectively.

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

We recognize a deferred tax asset if it is more likely than not (defined as a likelihood of greater than 50%) that a tax benefit will be accepted by a taxing authority. The measurement of deferred tax assets and liabilities is based upon currently enacted tax rates in the applicable jurisdictions. At December 31, 2019, on a consolidated basis, we recorded gross deferred tax assets of approximately $737 million, with such amount partially offset by a valuation allowance of approximately $76 million (as described below).

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

Certain of our tax-paying entities have individually experienced losses on a cumulative three year basis or have tax attributes that may expire unused. In addition, one of our tax-paying entities has recorded a valuation allowance on substantially all of its deferred tax assets due to the combined effect of operating losses in certain subsidiaries of that entity as well as foreign taxes that together substantially offset any U.S. tax liability. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets held by these entities will be realized. Consequently, we have recorded valuation allowances on $76 million of deferred tax assets held by these entities as of December 31, 2019.

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

On January 1, 2017, we adopted new accounting guidance on share-based incentive compensation. As a result of the adoption of this new guidance, we recognized excess tax benefits of $11 million, $33 million and $9 million from the vesting of share-based incentive compensation in the provision for income taxes in the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, respectively. Upon adoption of the new guidance, we also recorded deferred tax assets of $82 million, net of a valuation allowance of $12 million, for previously unrecognized excess tax benefits (including tax benefits from dividends or dividend equivalents) on share-based incentive compensation, with an offsetting adjustment to retained earnings. The new guidance has since January 1, 2017 affected, and the Company expects that in future periods the new guidance will affect, the provision for income taxes for the delivery of stock under share-based incentive compensation arrangements, as well as the effective tax rate in the relevant periods, which could be material to the consolidated statements of operations and the classification of cash flows in the relevant periods.

On December 22, 2017, the Tax Act was enacted. The Tax Act significantly revised the U.S. corporate income tax system by, among other changes, lowering the corporate income tax rate from 35% to 21%, implementing a partial territorial tax system and imposing a one-time repatriation tax on the deemed repatriated earnings of foreign subsidiaries. The Tax Act also included several provisions that limited the benefit of the tax rate reduction, such as restricting the deductibility of interest expense and other corporate business expenses. The Tax Act further included anti-base erosion provisions such as the BEAT and tax on GILTI and in 2019, the IRS issued broad and complex final and proposed regulations interpreting such provisions of the Tax Act.

Lazard is a holding company that is treated as a publicly traded partnership for U.S. tax purposes, and our U.S. and certain foreign subsidiaries were impacted by the Tax Act. See Notes 19 and 21 of Notes to Consolidated Financial Statements for additional information regarding the impact of the Tax Act on us.

In addition to the discussion above regarding deferred tax assets and associated valuation allowances, as well as unrecognized tax benefit liability estimates, other factors affect our provision for income taxes, including changes in the geographic mix of our business, the level of our annual pre-tax income, transfer pricing and intercompany transactions.

See Item 1A, “Risk Factors” and Note 19 of Notes to Consolidated Financial Statements for additional information related to income taxes.

Amended and Restated Tax Receivable Agreement

During the period ended June 30, 2015, we released substantially all of our valuation allowance against deferred tax assets. As a result, we accrued a corresponding liability during the period ended June 30, 2015 for amounts relating to the Second Amended and Restated Tax Receivable Agreement, dated as of October 26, 2015 (the “Amended and Restated Tax Receivable Agreement”), between Lazard and LTBP Trust (the “Trust”). See Note 21 of Notes to Consolidated Financial Statements for additional information regarding the Amended and Restated Tax Receivable Agreement.

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

The cumulative liability relating to our obligations under the Amended and Restated Tax Receivable Agreement recorded as of December 31, 2019 and 2018 was $247 million and $271 million, respectively, and is recorded in “tax receivable agreement obligation” on the consolidated statements of financial condition.

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

Data relating to investments is set forth below:

	December 31,
	2019	2018
	($ in thousands)
Seed investments by asset class:
Equities (a)	$93,535	$73,410
Fixed income	13,923	9,548
Alternative investments	5,850	7,131
Total seed investments	113,308	90,089
Other investments owned:
Private equity (b)	23,588	41,788
Interest-bearing deposits	517	510
Fixed income and other (c)	124,670	226,346
Total other investments owned	148,775	268,644
Subtotal	262,083	358,733
Add:
Private equity consolidated, not owned (d)	10,774	14,555
LFI (e)	259,138	201,860
Total investments	$531,995	$575,148

(a)	At December 31, 2019 and 2018, seed investments in directly owned equity securities were invested as follows:

	December 31,
	2019	2018
Percentage invested in:
Financials	26%	30%
Consumer	32	28
Industrial	15	13
Technology	16	14
Other	11	15
Total	100%	100%

(b)

Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $20 million and $27 million as of December 31, 2019 and 2018, respectively.

(c)

At December 31, 2019 and 2018, includes investments in U.S. Treasury securities of approximately $100 million and $200 million, respectively, with original maturities of greater than three months and less than one year.

(d)

Represents private equity investments that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “stockholders’ equity” on the consolidated statements of financial condition.

(e)

Composed of investments held in connection with LFI and other similar deferred compensation arrangements. The market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to awards expected to vest. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives. LFI investments held in entities in which the Company maintained a controlling interest were $93 million in eight entities as of December 31, 2019, as compared to $69 million in three entities as of December 31, 2018.

At December 31, 2019 and 2018, total investments with a fair value of $531 million and $575 million, respectively, included $34 million and $57 million, respectively, or 6% and 10%, respectively, of investments that were classified using NAV or its equivalent as a practical expedient. See Notes 6 and 7 of Notes to Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of December 31, 2019 and 2018, the Company held seed investments of approximately $113 million and $90 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $47 million in seven entities as of December 31, 2019, as compared to $31 million in eight entities as of December 31, 2018.

As of December 31, 2019 and 2018, the Company did not consolidate or deconsolidate any seed investment entities or LFI investment entities, with the exception of the recent consolidation of certain LFI funds (see Note 24 of Notes to Consolidated Financial Statements). As such, 100% of the recorded balance of seed investments and substantially all of LFI investments as of December 31, 2019 and 2018 represented the Company’s economic interest in the seed and LFI investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed and LFI investment entities.

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

Goodwill

In accordance with current accounting guidance, goodwill has an indefinite life and is tested for impairment annually, as of November 1, or more frequently if circumstances indicate impairment may have occurred. The Company performs a qualitative evaluation about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of actually calculating the fair value of the reporting unit. The goodwill impairment test as of November 1, 2019 indicated that no reporting units were at risk of impairment. See Note 11 of Notes to Consolidated Financial Statements for additional information regarding goodwill.

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

Equity Market Price Risk—At December 31, 2019 and 2018, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $85 million and $84 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $1.0 million and $0.8 million in the carrying value of such investments as of December 31, 2019 and 2018, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At December 31, 2019 and 2018, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $153 million and $245 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $1.0 million and $0.9 million in the carrying value of such investments as of December 31, 2019 and 2018, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At December 31, 2019 and 2018, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $37 million and $41 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a decrease of approximately $0.2 million and $0.1 million in the carrying value of such investments as of December 31, 2019 and 2018, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At December 31, 2019 and 2018, the Company’s exposure to changes in fair value of such investments was approximately $24 million and $42 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $2.4 million and $4.2 million in the carrying value of such investments as of December 31, 2019 and 2018, respectively.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At December 31, 2019, total receivables amounted to $663 million, net of an allowance for doubtful accounts of $27 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 81% and 19% of total receivables, respectively. At December 31, 2018, total receivables amounted to $686 million, net of an allowance for doubtful accounts of $40 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 73% and 27% of total receivables, respectively. At December 31, 2019 and 2018, the Company had receivables past due or deemed uncollectible of approximately $43 million and $42 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 5 of Notes to Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit (primarily for clients of LFG). At December 31, 2019 and 2018, customer receivables included $76 million and $64 million, respectively, of LFB loans, with such loans being fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $1 million and $12 million at December 31, 2019 and 2018, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $10 million and $1 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $226 million and $188 million at December 31, 2019 and 2018, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of December 31, 2019, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $12 million in the event interest rates were to increase by 1% and decrease by approximately $12 million if rates were to decrease by 1%.

As of December 31, 2019, the Company’s cash and cash equivalents totaled approximately $1,232 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, (iii) short-term certificates of deposit from such banks and (iv) short-term U.S. Treasury securities. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

Operational Risk

Operational risk is inherent in all of our businesses and may, for example, manifest itself in the form of errors, breaches in the system of internal controls, employee misconduct, business interruptions, fraud, including fraud perpetrated by third parties, or legal actions due to operating deficiencies or noncompliance. The Company maintains a framework including policies and a system of internal controls designed to monitor and manage operational risk and provide management with timely and accurate information. Management within each of the operating companies is primarily responsible for its operational risk programs. The Company has in place business continuity and disaster recovery programs that manage its capabilities to provide services in the case of a disruption. We purchase insurance policies designed to help protect the Company against accidental loss and losses that may significantly affect our financial objectives, personnel, property or our ability to continue to meet our responsibilities to our various stakeholder groups. See Item 1A, “Risk Factors” above for more information regarding operational risk in our business.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited the Company’s internal control over financial reporting as of December 31, 2019, as stated in their report which appears under “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Lazard Ltd:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Lazard Ltd and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as listed in the Index at Item 8 as of and for the year ended December 31, 2019, of the Company and our report dated February 24, 2020, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/    Deloitte & Touche LLP

New York, New York

February 24, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Lazard Ltd:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Lazard Ltd and subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2019, the related notes and the schedule listed in the Index at Item 8 (collectively the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investment banking and other advisory fees—Refer to Note 4 to the consolidated financial statements

Critical Audit Matter Description

The Company generally recognizes investment banking and other advisory fees as the benefits of these advisory services are provided to the Company’s clients. These advisory services typically include transaction announcement and transaction completion fees. These fees are not typically recognized until there is an announcement or completion, respectively, due to the uncertainty associated with those events. However, earlier recognition is appropriate if it is probable that significant reversal of the applicable revenue will not occur.

We identified investment banking and other advisory fee revenue as a critical audit matter because of the judgment required in determining the appropriate period to recognize transaction announcement and transaction completion fees, including obtaining and evaluating appropriate supporting documentation. As such, auditing these transactions required a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to investment banking and other advisory fees included the following, among others:

•	We tested the effectiveness of controls over the recognition of investment banking and other advisory fees, including those over the timing of revenue recognition.
•	We selected a sample of contracts with clients and performed the following:
–	Evaluated the terms and conditions of the respective contract to verify the Company appropriately identified its performance obligations and the related fees.
–

Evaluated the accuracy of management’s calculation of investment banking and other advisory fees recognized by recalculating the revenue amounts and comparing our expectation to the amount recorded by management.

–

Evaluated third party and the Company’s evidence, including, but not limited to, confirmations, court and regulatory approvals, press releases, executed agreements, communications, cash received and underlying transaction closing documents, to verify that the revenue recognition criteria were met and revenue was recognized in accordance with U.S. GAAP, including in the appropriate period.

•

On a sample basis, we performed the above procedures on investment banking and other advisory fees recognized in the subsequent year to determine if such revenue should have been recorded in the current year.

/s/    Deloitte & Touche LLP

New York, New York

February 24, 2020

We have served as the Company’s auditor since 2000.

LAZARD LTD

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2019 and 2018

(dollars in thousands, except for per share data)

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$1,231,593	$1,246,537
Deposits with banks and short-term investments	1,180,686	1,006,969
Cash deposited with clearing organizations and other segregated cash	43,280	38,379
Receivables (net of allowance for doubtful accounts of $27,130 and $40,164 at December 31, 2019 and 2018, respectively):
Fees	537,442	501,397
Customers and other	125,696	184,137
	663,138	685,534
Investments	531,995	575,148
Property (net of accumulated amortization and depreciation of $367,545 and $339,770 at December 31, 2019 and 2018, respectively)	219,842	212,946
Operating lease right-of-use assets	551,504	-
Goodwill and other intangible assets (net of accumulated amortization of $68,305 and $65,949 at December 31, 2019 and 2018, respectively)	373,594	375,318
Deferred tax assets	586,750	597,776
Other assets	257,199	258,634
Total Assets	$5,639,581	$4,997,241

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2019 and 2018

(dollars in thousands, except for per share data)

	December 31,
	2019	2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$1,246,200	$1,154,207
Accrued compensation and benefits	602,777	585,484
Operating lease liabilities	644,345	-
Senior debt	1,679,562	1,434,260
Tax receivable agreement obligation	247,344	270,640
Deferred tax liabilities	3,511	5,571
Other liabilities	534,268	576,986
Total Liabilities	4,958,007	4,027,148
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - no shares issued and outstanding	-	-
Series B - no shares issued and outstanding	-	-
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 112,766,091 and 129,766,091 shares issued at December 31, 2019 and 2018, respectively, including shares held by subsidiaries as indicated below)	1,128	1,298
Additional paid-in-capital	41,020	750,692
Retained earnings	1,193,570	1,195,563
Accumulated other comprehensive loss, net of tax	(293,648)	(273,818)
	942,070	1,673,735
Class A common stock held by subsidiaries, at cost (8,513,493 and 17,574,805 shares at December 31, 2019 and 2018, respectively)	(332,079)	(756,884)
Total Lazard Ltd Stockholders’ Equity	609,991	916,851
Noncontrolling interests	71,583	53,242
Total Stockholders’ Equity	681,574	970,093
Total Liabilities and Stockholders’ Equity	$5,639,581	$4,997,241

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(dollars in thousands, except for per share data)

	Year Ended December 31,
	2019	2018	2017
REVENUE
Investment banking and other advisory fees	$1,371,420	$1,554,114	$1,385,536
Asset management fees	1,180,857	1,268,399	1,195,550
Interest income	15,787	13,127	7,144
Other	98,894	49,193	109,599
Total revenue	2,666,958	2,884,833	2,697,829
Interest expense	80,185	58,481	53,518
Net revenue	2,586,773	2,826,352	2,644,311
OPERATING EXPENSES
Compensation and benefits	1,563,395	1,514,735	1,512,873
Occupancy and equipment	123,149	121,107	124,842
Marketing and business development	115,033	108,644	89,205
Technology and information services	143,739	139,693	121,671
Professional services	71,852	61,349	47,932
Fund administration and outsourced services	114,049	132,964	71,305
Amortization and other acquisition-related (benefits) costs	19,410	(15,897)	9,514
Benefit pursuant to tax receivable agreement	(503)	(6,495)	(202,546)
Other	43,951	89,486	44,069
Total operating expenses	2,194,075	2,145,586	1,818,865
OPERATING INCOME	392,698	680,766	825,446
Provision for income taxes	94,982	148,317	565,599
NET INCOME	297,716	532,449	259,847
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	11,216	5,324	6,264
NET INCOME ATTRIBUTABLE TO LAZARD LTD	$286,500	$527,125	$253,583
ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	110,189,862	119,006,531	121,573,442
Diluted	116,079,806	129,767,592	132,479,728
NET INCOME PER SHARE OF COMMON STOCK:
Basic	$2.57	$4.43	$2.09
Diluted	$2.44	$4.06	$1.91

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
NET INCOME	$297,716	$532,449	$259,847
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	9,551	(46,602)	71,669
Employee benefit plans:
Prior service costs (net of tax benefit of $17 and $543 for the years ended December 31, 2019 and 2018, respectively)	(84)	(2,653)	-
Actuarial gain (loss) (net of tax expense (benefit) of $(9,219), $131 and $(3,507) for the years ended December 31, 2019, 2018 and 2017, respectively)	(34,014)	(2,781)	2,085
Adjustment for items reclassified to earnings (net of tax expense of $1,167, $2,335 and $2,220 for the years ended December 31, 2019, 2018 and 2017, respectively)	4,717	10,735	7,951
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(19,830)	(41,301)	81,705
COMPREHENSIVE INCOME	277,886	491,148	341,552
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	11,216	5,323	6,265
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD LTD	$266,670	$485,825	$335,287

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$297,716	$532,449	$259,847
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	35,572	34,103	31,498
Noncash lease expense	60,053	-	-
Amortization of deferred expenses and share-based incentive compensation	365,821	371,434	359,381
Amortization and other acquisition-related (benefits) costs	19,410	(15,897)	9,514
Deferred tax provision	24,872	45,386	501,163
Benefit pursuant to tax receivable agreement	(503)	(6,495)	(202,546)
Loss on extinguishment of debt	6,505	6,523	-
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	35,692	(131,637)	95,976
Investments	54,828	(150,839)	28,922
Other assets	(131,700)	(138,842)	(80,550)
Accrued compensation and benefits and other liabilities	(90,313)	152,853	25,910
Net cash provided by operating activities	677,953	699,038	1,029,115
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(42,757)	(49,593)	(27,670)
Disposals of property	509	3,384	750
Net cash used in investing activities	(42,248)	(46,209)	(26,920)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of senior debt, net of expenses	492,032	490,970	-
Customer deposits	211,997	112,061	421,885
Contributions from noncontrolling interests	1,765	1,706	-
Payments for:
Senior debt	(255,746)	(255,543)	-
Distributions to noncontrolling interests	(13,260)	(12,889)	(5,193)
Payments under tax receivable agreement	(23,701)	(33,140)	(789)
Purchase of Class A common stock	(494,687)	(552,872)	(306,741)
Class A common stock dividends	(254,924)	(359,639)	(341,450)
Settlement of share-based incentive compensation	(99,959)	(110,361)	(67,899)
Other financing activities	(7,567)	(6,397)	(18,321)
Net cash used in financing activities	(444,050)	(726,104)	(318,508)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(27,981)	(89,646)	163,636
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	163,674	(162,921)	847,323
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— January 1	2,291,885	2,454,806	1,607,483
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— December 31	$2,455,559	$2,291,885	$2,454,806

See notes to consolidated financial statements.

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:
	Year Ended December 31,
	2019	2018	2017
Cash and cash equivalents	$1,231,593	$1,246,537	$1,483,836
Deposits with banks and short-term investments	1,180,686	1,006,969	935,431
Cash deposited with clearing organizations and other segregated cash	43,280	38,379	35,539
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$2,455,559	$2,291,885	$2,454,806

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$70,400	$50,812	$49,601
Income taxes, net of refunds	$89,448	$101,671	$48,738

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

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

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’
	Shares (*)	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity
Balance - January 1, 2018	129,766,091	$1,298	$788,140	$1,080,413	$(232,518)	10,747,142	$(437,530)	$1,199,803	$59,102	$1,258,905
Comprehensive income (loss):
Net income				527,125				527,125	5,324	532,449
Other comprehensive loss - net of tax					(41,300)			(41,300)	(1)	(41,301)
Amortization of share-based incentive compensation			267,573					267,573		267,573
Dividend equivalents			44,255	(50,583)				(6,328)		(6,328)
Class A common stock dividends ($3.03 per share)				(359,639)				(359,639)		(359,639)
Purchase of Class A common stock						12,206,652	(552,872)	(552,872)		(552,872)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $7,711			(350,481)			(5,353,920)	232,409	(118,072)		(118,072)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)			561					561		561
Delivery of Class A common stock			(1,109)			(25,069)	1,109	-		-
Dividend equivalents			1,753	(1,753)				-		-
Distributions to noncontrolling interests, net								-	(11,183)	(11,183)
Balance - December 31, 2018	129,766,091	$1,298	$750,692	$1,195,563	$(273,818)	17,574,805	$(756,884)	$916,851	$53,242	$970,093

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’
	Shares (*)	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity
Balance - January 1, 2019	129,766,091	$1,298	$750,692	$1,195,563	$(273,818)	17,574,805	$(756,884)	$916,851	$53,242	$970,093
Comprehensive income (loss):
Net income				286,500				286,500	11,216	297,716
Other comprehensive loss - net of tax					(19,830)			(19,830)	-	(19,830)
Amortization of share-based incentive compensation			248,104					248,104	5,180	253,284
Dividend equivalents			28,801	(32,899)				(4,098)	(3,438)	(7,536)
Class A common stock dividends ($2.35 per share)				(254,924)				(254,924)		(254,924)
Purchase of Class A common stock						13,674,439	(494,687)	(494,687)		(494,687)
Cancellation of Class A common stock held	(17,000,000)	(170)	(675,911)			(17,000,000)	676,081	-		-
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $4,437			(336,970)			(5,686,227)	241,448	(95,522)		(95,522)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)			27,592					27,592		27,592
Delivery of Class A common stock and related tax benefit of $5			(1,958)			(49,524)	1,963	5		5
Dividend equivalents			670	(670)				-		-
Distributions to noncontrolling interests, net								-	(11,495)	(11,495)
Consolidation of VIEs								-	16,878	16,878
Balance - December 31, 2019	112,766,091	$1,128	$41,020	$1,193,570	$(293,648)	8,513,493	$(332,079)	$609,991	$71,583	$681,574

(*)	Includes 129,766,091 shares of the Company’s Class A common stock issued at both December 31, 2017 and 2018 and 112,766,091 shares of the Company’s Class A common stock issued at December 31, 2019.

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of December 31, 2019 and 2018. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group, which is governed by an Amended and Restated Operating Agreement dated as of February 4, 2019 (the “Operating Agreement”).

Lazard Ltd’s primary operating asset is its indirect ownership of the common membership interests of, and managing member interests in, Lazard Group, whose principal operating activities are included in two business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”), capital advisory, restructurings, shareholder advisory, sovereign advisory, capital raising and other strategic advisory matters, and

•

Asset Management, which offers a broad range of global investment solutions and investment management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.

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
•

Variable interest entities (“VIEs”) where the Company is the primary beneficiary having the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of, or receive benefits from, the VIE that could be potentially significant to the VIE (see Note 24).

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

Foreign Currency Translation—The consolidated financial statements are presented in U.S. Dollars. Many of the Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. Dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. Dollars at year-end exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. Dollars are reported in “accumulated other comprehensive income (loss), net of tax” (“AOCI”). Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of operations. Foreign currency remeasurement gains (losses), net of hedge transactions (see Note 8) amounted to $3,443, $(2,880) and $1,900 for the years ended December 31, 2019, 2018 and 2017, respectively, and are included in “revenue-other” on the respective consolidated statements of operations.

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

•	the assessment of probability with respect to recognizing revenue;
•	the discount rate used to measure operating lease right-of-use assets and operating lease liabilities;
•	the adequacy of the allowance for doubtful accounts;
•	the realization of deferred tax assets and adequacy of tax reserves for uncertain tax positions;
•	the measurement of our tax receivable agreement obligation;
•	the outcome of litigation;
•	the carrying amount of goodwill and other intangible assets;
•	the vesting of share-based and other deferred compensation plan awards; and
•	other matters that affect the reported amounts and disclosure of contingencies in the consolidated financial statements.

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

Investments—Investments in debt and marketable equity securities held either directly, or indirectly through asset management funds, at the Company’s broker-dealer and non broker-dealer subsidiaries are accounted for at fair value, with any increase or decrease in fair value recorded in earnings. Such amounts are reflected in “revenue-other” in the consolidated statements of operations.

Investments also include interests in alternative investment funds and private equity funds, each accounted for at fair value. Any increases or decreases in the carrying value of those investments accounted for at fair value are reflected in “revenue-other” in the consolidated statements of operations.

Dividend income is reflected in “revenue-other” in the consolidated statements of operations. Securities transactions and the related revenue and expenses are recorded on a “trade date” basis.

See Notes 6 and 7 for additional information regarding the Company’s investments.

Property-net—Property is stated at cost less accumulated depreciation and amortization. Buildings are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are capitalized and are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Depreciation of furniture and equipment, including computer hardware and software, is determined on a straight-line basis using estimated useful lives. Depreciation and amortization expense aggregating $35,572, $34,103 and $31,498 for the years ended December 31, 2019, 2018 and 2017, respectively, is included on the respective consolidated statements of operations in “occupancy and equipment” or “technology and information services”, depending on the nature of the underlying asset. Repairs and maintenance are expensed as incurred.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Operating Lease Right-of-use Assets and Operating Lease Liabilities—See Notes 3 and 10.

Goodwill and Other Intangible Assets—As goodwill has an indefinite life, it is required to be tested for impairment annually, as of November 1, or more frequently if circumstances indicate impairment may have occurred. The Company performs a qualitative evaluation about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of actually calculating the fair value of the reporting unit.

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

See Note 11 with respect to goodwill and other intangible assets.

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

In addition to the derivative instruments described above, the Company records derivative liabilities relating to its obligations pertaining to Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures, and is included in “accrued compensation and benefits” in the consolidated statements of financial condition. Changes in the fair value of the derivative liabilities are included in “compensation and benefits” in the consolidated statements of operations, the impact of which equally offsets the changes in the fair value of investments which are currently expected to be delivered upon settlement of LFI and other similar deferred compensation arrangements, which are reported in “revenue-other” in the consolidated statements of operations. For information regarding LFI and other similar deferred compensation arrangements, see Notes 6, 8 and 16.

Deposits and Other Customer Payables—Principally relates to LFB customer-related demand deposits.

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

Fair Value of Financial Assets and Liabilities—The majority of the Company’s financial assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include cash and cash equivalents, deposits with banks and short-term investments, cash deposited with clearing organizations and other segregated cash, receivables, investments (excluding investments accounted for at amortized cost or interest-bearing deposits), derivative instruments, deposits and other customer payables.

Investment Banking and Other Advisory Fees and Asset Management Fees—See Note 4 for the Company’s accounting policy on revenue recognition as it applies to investment banking and other advisory and asset management fees.

Soft Dollar Arrangements—Certain entities within the Company’s Asset Management business obtain research and other services through commission-sharing arrangements with broker-dealers, which are also known as “soft dollar” arrangements. Consistent with the “soft dollar” safe harbor established by Section 28(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Asset Management business does not have any contractual obligation or arrangement requiring it to pay for research and other eligible services obtained through soft dollar arrangements with brokers. Instead, the provider is obligated to pay for the services. Consequently, the Company does not incur any liability and does not accrue any expenses in connection with any research or other eligible services obtained by the Asset Management business pursuant to such soft dollar arrangements. For the year ended December 31, 2019, the Company obtained research and other eligible services through soft dollar arrangements valued at approximately $25,000. The use of soft dollars is limited by regulations in the European Union and the U.K. and, as such, the Company intends to directly pay a portion of the costs of such research and other eligible services going forward.

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

The Company recognizes interest and/or penalties related to unrecognized tax benefits in “provision for income taxes”. See Note 19 for additional information relating to income taxes.
3.	RECENT ACCOUNTING DEVELOPMENTS

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

Substantially all of the Company’s existing lease arrangements are operating leases. The adoption of the new guidance on January 1, 2019 resulted in a recognition of $502,000 of operating lease right-of-use assets (“ROU assets”) and $581,000 of operating lease liabilities in the Company’s consolidated statements of financial condition.  The operating lease liabilities at January 1, 2019 reflect any remaining lease payments discounted using an incremental borrowing rate (on a collateralized basis) based on the remaining lease term (the “Discount”), as an implicit rate was not readily determinable for any of the Company’s existing operating leases.  The operating lease

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

ROU assets are lower than the operating lease liabilities primarily because lease incentives reduce the ROU assets (see Note 10).

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

Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments—In June 2016, the FASB issued new guidance regarding the measurement of credit losses on financial instruments. The new guidance replaces the incurred loss impairment methodology in the current guidance with a methodology that reflects current expected credit losses (“CECL”) and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The new guidance is effective for annual and interim periods beginning after December 15, 2019. The new guidance will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings at the beginning of the year of adoption.

The Company will adopt the new credit loss guidance upon its effective date of January 1, 2020. The Company’s adoption efforts include the identification of financial assets within the scope of the guidance, the evaluation of the current credit loss provisioning process, and the implementation of the CECL model. The impact of the new guidance primarily relates to the Company’s fee receivables. For customer loans within customer receivables, the Company has elected to apply the practical expedient on financial assets with collateral maintenance provisions, which results in no expected credit losses given that these loans are required to be maintained with collateral having a fair value in excess of the carrying amount of the loans.

To comply with the CECL model, the Company has analyzed historical bad debt charge-off data to determine the average charge-off rate used to measure the expected credit loss for fee receivables. The Company has determined that long-term forecasted information is not relevant to its fee receivables which are generally short-term. The Company will update the average charge-off rate periodically and maintain a quarterly reserve review process to consider current factors that would require an adjustment to the credit loss estimate. In addition, the Company will periodically perform a qualitative assessment to monitor risks associated with current and forecasted conditions that may require an adjustment to the expected credit loss allowance. The Company currently does not expect a material impact to its financial statements upon adoption of the new credit loss guidance.

Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment—In January 2017, the FASB issued updated guidance which eliminated Step 2 from the goodwill impairment test. Step 2 is the process of measuring a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires entities to measure a goodwill impairment loss as the amount by which a reporting unit’s carrying value exceeds its fair value, limited to the carrying amount of goodwill. The FASB also eliminated the requirements for entities that have reporting units with zero or negative carrying amounts to perform a qualitative assessment for the goodwill impairment test. Instead, those entities would be

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The new guidance is effective for interim or annual goodwill impairment tests performed in fiscal years beginning after December 15, 2019. The Company will adopt the new guidance as of January 1, 2020 and prospectively apply the new model for its goodwill impairment test. There will be no impact to the Company’s financial statements at the adoption date.

Intangibles—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract—In August 2018, the FASB issued updated guidance on the accounting for implementation costs incurred in a cloud computing arrangement. The new guidance requires the capitalization of the implementation costs incurred in a cloud computing arrangement to be aligned with the requirements for capitalizing costs incurred to develop or obtain internal-use software. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2019 and allows entities to either retrospectively or prospectively apply the amendments at adoption. The Company will adopt the new guidance as of January 1, 2020 and has elected to apply the new guidance prospectively to implementation costs incurred after the adoption date. There will be no impact to the Company’s financial statements at the adoption date.

Related Party Guidance for Variable Interest Entities—In October 2018, the FASB issued updated guidance that requires consideration of indirect interest held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2019. The amendments are required to be applied retrospectively with a cumulative-effect adjustment. The Company will adopt the new guidance as of January 1, 2020 and does not expect a material impact to its financial statements at the adoption date.

Fair Value Measurement: Changes to the Disclosure Requirements for Fair Value Measurement—In August 2018, the FASB issued updated guidance which modifies the disclosure requirements on fair value measurement. The updated guidance eliminates or modifies various required disclosures under the current guidance and includes additional requirements. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2019. The additional disclosures related to level 3 fair value measurements are to be applied prospectively and other amendments are to be applied retrospectively. The Company will adopt the new guidance on January 1, 2020 and update its fair value measurement disclosures in accordance with the new guidance. The Company currently does not expect a material impact to its financial statements at the adoption date.

Compensation–Retirement Benefits: Changes to the Disclosure Requirements for Defined Benefit Plans—In August 2018, the FASB issued updated guidance which modifies the disclosure requirements regarding defined benefit plans and other postretirement plans. The updated guidance eliminates or clarifies certain currently required disclosures and includes additional requirements. The new guidance is effective for years ending after December 15, 2020 with retrospective application. The Company will adopt the new guidance on January 1, 2020 and update its related disclosures in accordance with the new guidance. The Company currently does not expect a material impact to its financial statements at the adoption date.

Simplifying the Accounting for Income Taxes—In December 2019, the FASB issued new guidance to simplify the accounting for income taxes. The amendments include the removal of certain exceptions and various improvements. These improvements are related to the accounting for franchise tax based on income, evaluation of step up in tax basis of goodwill, allocation of consolidated tax expense to standalone legal entities, recognition of enacted change in tax laws or rates, and other minor changes. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the new guidance.

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

The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Year Ended December 31,
	2019	2018
Net Revenue:
Financial Advisory (a)	$1,374,036	$1,555,526

Asset Management:
Management Fees and Other (b)	$1,216,115	$1,311,286
Incentive Fees (c)	21,275	20,515
Total Asset Management	$1,237,390	$1,331,801

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

Activity in the allowance for doubtful accounts for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
	2019	2018	2017
Beginning Balance	$40,164	$23,746	$16,386
Bad debt expense, net of recoveries	(5,080)	27,164	15,419
Charge-offs, foreign currency translation and other adjustments	(7,954)	(10,746)	(8,059)
Ending Balance	$27,130	$40,164	$23,746

Bad debt expense, net of recoveries is included in “operating expenses–other” on the consolidated statements of operations.

At December 31, 2019 and 2018, the Company had receivables past due or deemed uncollectible of $43,339 and $42,309, respectively.

Of the Company’s fee receivables at December 31, 2019 and 2018, $77,052 and $90,966, respectively, represented interest-bearing financing receivables. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest-bearing receivables of $586,086 and $594,568 at December 31, 2019 and 2018, respectively, approximates fair value.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

6.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at December 31, 2019 and 2018:

	December 31,
	2019	2018
Interest-bearing deposits	$517	$510
Debt	100,000	202,874
Equities	48,521	32,261
Funds:
Alternative investments (a)	16,581	17,752
Debt (a)	113,579	90,320
Equity (a)	218,435	175,088
Private equity	34,362	56,343
	382,957	339,503
Total investments	531,995	575,148
Less:
Interest-bearing deposits	517	510
Investments, at fair value	$531,478	$574,638
Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$12,894	$3,929

(a)

Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $9,881, $78,360 and $170,897, respectively, at December 31, 2019 and $9,741, $60,081 and $132,038, respectively, at December 31, 2018, held in order to satisfy the Company’s liability upon vesting of previously granted LFI and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 8 and 16).

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

During the years ended December 31, 2019, 2018 and 2017, the Company reported in “revenue-other” on its consolidated statements of operations net unrealized investment gains and losses pertaining to “equity securities and trading debt securities” still held as of the reporting date as follows:

	Year Ended December 31,
	2019	2018	2017
Net unrealized investment gains (losses)	$36,610	$(43,009)	$27,192

7.	FAIR VALUE MEASUREMENTS

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

The fair value of investments in private equity funds is classified as Level 3 for certain investments that are valued based on the potential transaction value as of December 31, 2019.

The fair value of securities sold, not yet purchased, is classified as Level 1 when the fair values are based on unadjusted quoted prices in active markets.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The fair value of the contingent consideration liability is classified as Level 3 and the fair value of the liability is remeasured at each reporting period. The inputs used to derive the fair value of the contingent consideration include the application of probabilities when assessing certain performance thresholds for the relevant periods.  Any change in the fair value is recognized in “amortization and other acquisition-related (benefits) costs” in the consolidated statement of operations. Our business acquisitions may involve the potential payment of contingent consideration upon the achievement of certain performance thresholds.  The contingent consideration liability is initially recorded at fair value of the contingent payments on the acquisition date and is included in “other liabilities” on the consolidated statements of financial condition. See Note 14.

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

The following tables present, as of December 31, 2019 and 2018, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	December 31, 2019
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$100,000	$-	$-	$-	$100,000
Equities	46,921	-	1,600	-	48,521
Funds:
Alternative investments	15,731	-	-	850	16,581
Debt	113,574	-	-	5	113,579
Equity	218,393	-	-	42	218,435
Private equity	-	-	1,371	32,991	34,362
Derivatives	-	1,395	-	-	1,395
Total	$494,619	$1,395	$2,971	$33,888	$532,873
Liabilities:
Securities sold, not yet purchased	$12,894	$-	$-	$-	$12,894
Derivatives	-	236,273	-	-	236,273
Total	$12,894	$236,273	$-	$-	$249,167

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

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31, 2019
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Transfers (b)	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,622	$(21)	$-	$-	$(1)	$1,600
Private equity funds	-	(760)	2,131	-	-	1,371
Total Level 3 Assets	$1,622	$(781)	$2,131	$-	$(1)	$2,971

Liabilities:
Contingent consideration liability	$10,009	$17,170	$-	$(27,179)	$-	$-
Total Level 3 Liabilities	$10,009	$17,170	$-	$(27,179)	$-	$-

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

(a)

Earnings recorded in “other revenue” for investments in equities for the years ended December 31, 2019, 2018 and 2017 include net unrealized gains (losses) of $(781), $61 and $12, respectively. Earnings recorded in “amortization and other acquisition-related (benefits) costs” for the contingent consideration liability for the years ended December 31, 2019, 2018 and 2017 include unrealized (gains) losses of $17,170, $(18,932) and $6,582, respectively.

(b)

Certain investments that were valued at NAV as of December 31, 2018 were transferred to Level 3 during the year ended December 31, 2019 as these investments are valued based on a potential transaction value that differs from NAV.

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the years ended December 31, 2019 and 2018.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Financial Instruments Not Measured at Fair Value—The tables below present the carrying value, fair value and fair value hierarchy category of certain financial instruments as of December 31, 2019 and 2018 that are not measured at fair value in the Company’s consolidated statement of financial condition.

	December 31, 2019
		Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,231,593	$1,231,593	$1,231,593	$-	$-
Deposits with banks and short-term investments	1,180,686	1,180,686	1,180,686	-	-
Cash deposited with clearing organizations and other segregated cash	43,280	43,280	43,280	-	-
Interest-bearing financing receivables	77,052	78,940	-	-	78,940
Interest-bearing deposits (included within investments)	517	517	517	-	-
Financial Liabilities:
Deposits and other customer payables	$1,246,200	$1,246,200	$1,246,200	$-	$-
Senior debt	1,679,562	1,838,716	-	1,838,716	-

	December 31, 2018
		Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,246,537	$1,246,537	$1,246,537	$-	$-
Deposits with banks and short-term investments	1,006,969	1,006,969	1,006,969	-	-
Cash deposited with clearing organizations and other segregated cash	38,379	38,379	38,379	-	-
Interest-bearing financing receivables	90,966	91,765	-	-	91,765
Interest-bearing deposits (included within investments)	510	510	510	-	-
Financial Liabilities:
Deposits and other customer payables	$1,154,207	$1,154,207	$1,154,207	$-	$-
Senior debt	1,434,260	1,429,280	-	1,429,280	-

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

The following tables present, at December 31, 2019 and 2018, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	December 31, 2019
					Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments		% of Fair Value Not Redeemable	% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$241	$-		NA	NA	NA	NA	(a)	30-60 days
Other	609	-		NA	NA	NA	NA	(b)	<30-30 days
Debt funds	5	-		NA	NA	NA	NA	(c)	<30 days
Equity funds	42	-		NA	NA	NA	NA	(d)	<30-60 days
Private equity funds:
Equity growth	32,991	6,056	(e)	100%	22%	12%	66%	NA	NA
Total	$33,888	$6,056

(a)	monthly (52%) and quarterly (48%)
(b)	daily (6%) and monthly (94%)
(c)	daily (100%)
(d)	monthly (34%) and annually (66%)
(e)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $11,155 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

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

Investment Capital Funding Commitments—At December 31, 2019, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $5,484. The investment period for EGCP III ended on October 12, 2016, after which point the Company’s obligation to fund capital contributions for new investments in EGCP III expired. The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

8.	DERIVATIVES

The table below presents the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 16) on the accompanying consolidated statements of financial condition as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Derivative Assets:
Forward foreign currency exchange rate contracts	$1,395	$1,543
Total return swaps and other (a)	-	10,424
	$1,395	$11,967
Derivative Liabilities:
Forward foreign currency exchange rate contracts	$1,720	$939
Total return swaps and other (a)	8,527	1
LFI and other similar deferred compensation arrangements	226,026	188,022
	$236,273	$188,962

(a)

For total return swaps, amounts represent the netting of gross derivative assets and liabilities of $152 and $8,679 as of December 31, 2019, respectively, and $10,792 and $369 as of December 31, 2018, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other liabilities” and “other assets” as of December 31, 2019 and 2018, respectively.

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, were as follows:

	Year Ended December 31,
	2019	2018	2017
Forward foreign currency exchange rate contracts	$6,988	$7,584	$(9,144)
LFI and other similar deferred compensation arrangements	(31,657)	14,086	(23,526)
Total return swaps and other	(14,294)	8,813	(15,709)
Total	$(38,963)	$30,483	$(48,379)

9.	PROPERTY

At December 31, 2019 and 2018, property consisted of the following:

	Estimated
	Depreciable	December 31,
	Life in Years	2019	2018
Buildings	33	$142,298	$145,034
Leasehold improvements	3-20	197,358	188,956
Furniture and equipment	3-10	215,254	204,585
Construction in progress		32,477	14,141
Total		587,387	552,716
Less - Accumulated depreciation and amortization		367,545	339,770
Property		$219,842	$212,946

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

10.	LEASES

The Company adopted the new lease accounting guidance as of January 1, 2019, which resulted in recognition of ROU assets and lease liabilities related to operating leases on the consolidated statements of financial condition. The Company determines if an arrangement is, or contains, a lease at its inception and reevaluates the arrangement if the terms are modified. Operating lease ROU assets represent the right to use an underlying asset for the lease term and operating lease liabilities reflect the obligation to make lease payments arising from the lease. At any given time during the lease term, the operating lease liability represents the present value of the remaining lease payments and the operating lease ROU asset is measured at the amount of the lease liability, adjusted for rent prepayments, unamortized initial direct costs and the remaining balance of lease incentives received. Both the operating lease ROU asset and the operating lease liability are reduced to zero at the end of the lease.

The Company leases office space and equipment under non-cancelable lease agreements, which expire on various dates through 2033. Substantially all of these arrangements are operating leases relating to office space. Certain leases have renewal options that can be exercised at the discretion of the Company. The Company only includes renewal options in the lease term when it is reasonably certain to exercise the option. The Company does not record leases with a lease term of 12 months or less on the consolidated statements of financial condition; lease expense for these leases is recognized over the lease term on a straight-line basis.

For leases commencing on January 1, 2019 or thereafter that are recognized on the consolidated statements of financial condition, the Company applies its estimated Discount. The Company bases this Discount on the information available at the lease commencement date. The Company determines its Discount with consideration of the Company’s public debt issuances as well as publicly available data for instruments with similar characteristics.

For leases commencing on January 1, 2019 or thereafter that relate to office space and equipment, the Company accounts for the lease and non-lease components as a single lease component.

In addition to rent payments, operating leases for office space generally contain payments for real estate taxes, insurance costs, common area maintenance, and utilities that are not fixed. The Company accounts for these costs as variable payments and does not include them in the lease component. There are certain office leases outside of the U.S. that have annual rent increases based on a year-over-year change in an index that are also accounted for as variable payments and are excluded from the lease component.

The following table summarizes the components of operating lease expense reflected on the accompanying consolidated statements of operations for the year ended December 31, 2019:

Year Ended
December 31, 2019
Operating lease cost	$80,610
Variable lease cost	19,488
Less - sublease income	6,809
Total	$93,289

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the supplemental cash flow information and certain other information related to operating leases for the year ended December 31, 2019:

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$84,948

Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$608,343

Weighted average remaining lease term	11 years

Weighted average discount rate	3.6%

Maturities of the operating lease liabilities outstanding at December 31, 2019 for each of the years in the period ending December 31, 2024 and thereafter are set forth in the table below.

Year Ending December 31,
2020	$89,130
2021	84,677
2022	67,795
2023	62,647
2024	61,417
Thereafter	428,409
Total lease payments	794,075
Less - Discount	149,730
Operating lease liabilities	$644,345

In August 2018, the Company entered into a lease agreement for additional office facilities, which were under construction. The lease commenced in the third quarter of 2019 when the facilities were delivered to the Company. The Company recognized the related operating lease right-of-use assets and the operating lease liability on the lease commencement date.

Prior to the adoption of the new lease accounting guidance, the minimum rental commitments under non-cancelable operating leases at December 31, 2018, net of sublease income, were approximately as follows:

Year Ending December 31,
2019	$86,839
2020	89,445
2021	83,701
2022	70,780
2023	59,973
Thereafter	488,612
Total minimum rental commitments	879,350
Less - sublease proceeds	26,941
Net rental commitments	$852,409

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

11.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at December 31, 2019 and 2018 are presented below:

	December 31,
	2019	2018
Goodwill	$371,773	$371,561
Other intangible assets (net of accumulated amortization)	1,821	3,757
	$373,594	$375,318

At December 31, 2019 and 2018, goodwill of $307,232 and $307,020, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Year Ended December 31,
	2019	2018	2017
Balance, January 1	$371,561	$385,292	$373,117
Foreign currency translation adjustments	212	(13,731)	12,175
Balance, December 31	$371,773	$371,561	$385,292

All changes in the carrying amount of goodwill for the years ended December 31, 2019, 2018 and 2017 are attributable to the Company’s Financial Advisory segment.

The Company evaluates goodwill for impairment annually or more frequently if circumstances indicate that impairment may have occurred. Pursuant to the Company’s goodwill impairment review for the years ended December 31, 2019, 2018 and 2017, the Company determined that no impairment existed.

The gross cost and accumulated amortization of other intangible assets as of December 31, 2019 and 2018, by major intangible asset category, are as follows:

	December 31, 2019			December 31, 2018
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/incentive fees	$35,338	$33,840	$1,498	$35,232	$32,235	$2,997
Management fees, customer relationships and non-compete agreements	34,788	34,465	323	34,474	33,714	760
	$70,126	$68,305	$1,821	$69,706	$65,949	$3,757

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Amortization expense of intangible assets, included in “amortization and other acquisition-related (benefits) costs” in the consolidated statements of operations, for the years ended December 31, 2019, 2018 and 2017 was $2,240, $3,035 and $2,932, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense
2020	$1,611
2021	60
2022	60
2023	60
2024	30
Total amortization expense	$1,821

12.	OTHER ASSETS AND OTHER LIABILITIES

The following table sets forth the Company’s other assets, by type, as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Current income and other tax receivables	$59,048	$35,439
Prepaid compensation (see Note 16)	74,597	76,362
Other advances and prepayments	43,099	66,266
Other	80,455	80,567
Total	$257,199	$258,634

The following table sets forth the Company’s other liabilities, by type, as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Accrued expenses	$179,275	$166,112
Current income taxes and other taxes	138,363	130,261
Employee benefit-related liabilities	51,370	51,051
Deferred lease liabilities	-	84,449
Unclaimed funds at LFB	17,405	17,746
Deferred revenue (a)	97,964	80,995
Contingent consideration liability	-	10,009
Securities sold, not yet purchased	12,894	3,929
Other	36,997	32,434
Total	$534,268	$576,986

(a)

The change in deferred revenue during the year ended December 31, 2019 principally relates to additional carried interest received from private equity investments that is subject to clawback. The revenue recognized during the current year related to the deferred revenue balance as of the beginning of the year was not material to the consolidated financial statements.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

13.	SENIOR DEBT

Senior debt is comprised of the following as of December 31, 2019 and 2018:

				Outstanding as of
	Initial		Annual	December 31, 2019			December 31, 2018
	Principal Amount	Maturity Date	Interest Rate(b)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2020 Senior Notes (a)	$500,000	11/14/20	4.25%	$-	$-	$-	$250,000	$863	$249,137
Lazard Group 2025 Senior Notes	400,000	2/13/25	3.75%	400,000	2,416	397,584	400,000	2,888	397,112
Lazard Group 2027 Senior Notes (a)	300,000	3/1/27	3.625%	300,000	2,822	297,178	300,000	3,215	296,785
Lazard Group 2028 Senior Notes (a)	500,000	9/19/28	4.50%	500,000	7,814	492,186	500,000	8,774	491,226
Lazard Group 2029 Senior Notes (a)	500,000	3/11/29	4.375%	500,000	7,386	492,614	-	-	-
Total				$1,700,000	$20,438	$1,679,562	$1,450,000	$15,740	$1,434,260

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

(b)

The effective interest rates of Lazard Group’s 3.75% senior notes due February 13, 2025 (the “2025 Notes”), Lazard Group’s 3.625% senior notes due March 1, 2027 (the “2027 Notes”), the 2028 Notes and the 2029 Notes are 3.87%, 3.76%, 4.68% and 4.54%, respectively.

On September 25, 2015, Lazard Group entered into an Amended and Restated Credit Agreement for a five-year $150,000 senior revolving credit facility with a group of lenders (the “Amended and Restated Credit Agreement”), which expires in September 2020. The Amended and Restated Credit Agreement amended and restated the previous credit agreement dated September 25, 2012. Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. At December 31, 2019 and 2018, no amounts were outstanding under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of December 31, 2019, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Debt maturities relating to senior borrowings outstanding at December 31, 2019 for each of the five years in the period ending December 31, 2024 and thereafter are set forth in the table below.

Year Ending December 31,
2020 - 2024	$-
Thereafter	1,700,000
Total	$1,700,000

The Company’s senior debt at December 31, 2019 and 2018 is carried at historical amounts. See Note 7 for information regarding the fair value and fair value hierarchy category of the Company’s senior debt.

As of December 31, 2019, the Company had approximately $168,000 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement and unused lines of credit available to LFB of approximately $17,000.

14.	COMMITMENTS AND CONTINGENCIES

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by their clients. At December 31, 2019, LFB had $2,279 of such indemnifications and held $2,279 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the consolidated statement of financial condition.

Business Acquisitions—For businesses acquired in 2016, as of December 31, 2019, the remaining consideration consists of non-contingent interests exchangeable into 247,518 shares of Class A common stock, together with dividend equivalent amounts. Additionally, during the year ended December 31, 2019, 731,822 of the contingent issuable exchangeable shares were earned, together with dividend equivalent amounts, which are exchangeable into Class A common stock.

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, each of LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At December 31, 2019, LFB and LFNY had no such underwriting commitments.

See Notes 7 and 17 for information regarding commitments relating to investment capital funding commitments and obligations to fund our pension plans, respectively.

In the opinion of management, the fulfillment of the commitments described herein will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Legal—The Company is involved from time to time in judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses, including proceedings initiated by former employees alleging wrongful termination. The Company reviews such matters on a case-by-case basis and establishes any required accrual if a loss is probable and the amount of such loss can be reasonably estimated. The Company experiences significant variation in its revenue and earnings on an annual basis. Accordingly, the results of any pending matter or matters could be significant when compared to the Company’s earnings in any particular year. The Company believes, however, based on currently available information, that the results of any pending matters, in the aggregate, will not have a material effect on its business or financial condition.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

15.	STOCKHOLDERS’ EQUITY

Class A Common Stock Cancellation—On October 31, 2019, Lazard Group distributed to its managing members, which are subsidiaries of Lazard Ltd, 17,000,000 shares of Class A common stock that were held by Lazard Group. These shares were ultimately received by Lazard Ltd and cancelled. There was no impact on total stockholders' equity as a result of the share cancellation.

Share Repurchase Program—During the year ended December 31, 2019 and since 2017, the Board of Directors of Lazard authorized the repurchase of Class A common stock as set forth in the table below.

Date	Repurchase Authorization	Expiration
October 2017	$200,000	December 31, 2019
April 2018	$300,000	December 31, 2020
October 2018	$300,000	December 31, 2020
February 2019	$300,000	December 31, 2020
October 2019	$300,000	December 31, 2021

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

Years Ended December 31:	Number of Shares Purchased	Average Price Per Share
2017	6,956,097	$44.10
2018	12,206,652	$45.29
2019	13,674,439	$36.18

There were 8,513,493 and 17,574,805 shares of Class A common stock held by our subsidiaries at December 31, 2019 and 2018, respectively. Such shares of Class A common stock are reported, at cost, as “Class A common stock held by subsidiaries” on the accompanying consolidated statements of financial condition.

During 2019, 2018 and 2017, certain of our executive officers received Class A common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of Class A common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the years ended December 31, 2018 and 2017, the Company purchased shares of Class A common stock from certain of our executive officers. The aggregate value of all such purchases in 2019, 2018 and 2017 was approximately $14,600, $17,700 and $14,700, respectively. Such shares of Class A common stock are reported at cost.

As of December 31, 2019, a total of $400,825 of share repurchase authorization remained available under the Company’s share repurchase program, $100,825 of which will expire on December 31, 2020 and $300,000 of which will expire on December 31, 2021.

During the year ended December 31, 2019, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A and Series B preferred stock. Series A and Series B preferred shares were issued in connection with certain prior year business acquisitions and were each non-participating securities convertible into Class A common stock, and had no voting or dividend rights. As of December 31, 2019, 2018 and 2017, no shares of Series A or Series B preferred stock were outstanding.

Accumulated Other Comprehensive Income (Loss), Net of Tax—The tables below reflect the balances of each component of AOCI at December 31, 2019, 2018 and 2017 and activity during the years then ended:

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2019	$(130,137)	$(143,683)	$(273,820)	$(2)	$(273,818)
Activity:
Other comprehensive income (loss) before reclassifications	9,551	(34,098)	(24,547)	-	(24,547)
Adjustments for items reclassified to earnings, net of tax	-	4,717	4,717	-	4,717
Net other comprehensive income (loss)	9,551	(29,381)	(19,830)	-	(19,830)
Balance, December 31, 2019	$(120,586)	$(173,064)	$(293,650)	$(2)	$(293,648)

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2018	$(83,535)	$(148,984)	$(232,519)	$(1)	$(232,518)
Activity:
Other comprehensive loss before reclassifications	(46,602)	(5,434)	(52,036)	(1)	(52,035)
Adjustments for items reclassified to earnings, net of tax	-	10,735	10,735	-	10,735
Net other comprehensive income (loss)	(46,602)	5,301	(41,301)	(1)	(41,300)
Balance, December 31, 2018	$(130,137)	$(143,683)	$(273,820)	$(2)	$(273,818)

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2017	$(155,204)	$(159,020)	$(314,224)	$(2)	$(314,222)
Activity:
Other comprehensive income before reclassifications	71,669	2,085	73,754	1	73,753
Adjustments for items reclassified to earnings, net of tax	-	7,951	7,951	-	7,951
Net other comprehensive income	71,669	10,036	81,705	1	81,704
Balance, December 31, 2017	$(83,535)	$(148,984)	$(232,519)	$(1)	$(232,518)

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Amortization relating to employee benefit plans (a)	$5,884	$13,070	$10,171
Less - related income taxes	1,167	2,335	2,220
Total reclassifications, net of tax	$4,717	$10,735	$7,951

(a)	Included in the computation of net periodic benefit cost (see Note 17). Such amounts are included in “operating expenses–other” on the consolidated statements of operations.

Noncontrolling Interests—Noncontrolling interests principally represent (i) interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own, (ii) profits interest participation rights (see Note 16) and (iii) consolidated VIE interests held by employees (see Note 24).

The tables below summarize net income attributable to noncontrolling interests for the years ended December 31, 2019, 2018 and 2017 and noncontrolling interests as of December 31, 2019 and 2018, in the Company’s consolidated financial statements:

	Net Income Attributable to Noncontrolling Interests Year Ended December 31,
	2019	2018	2017
Edgewater	$9,850	$5,320	$6,259
Consolidated VIEs	1,363	-	-
Other	3	4	5
Total	$11,216	$5,324	$6,264

	Noncontrolling Interests as of December 31,
	2019	2018
Edgewater	$50,151	$52,695
Profits interest participation rights	3,177	535
Consolidated VIEs	18,241	-
Other	14	12
Total	$71,583	$53,242

Dividends Declared, January 29, 2020—On January 29, 2020, the Board of Directors of Lazard declared a quarterly dividend of $0.47 per share on our Class A common stock. The dividend is payable on February 28, 2020, to stockholders of record on February 18, 2020.

16.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2018 Plan, 2008 Plan and 2005 Equity Incentive Plan (the “2005 Plan”) and activity with respect thereto during the years ended December 31, 2019, 2018 and 2017 is presented below.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Shares Available Under the 2018 Plan, 2008 Plan and 2005 Plan

The 2018 Plan became effective on April 24, 2018 and replaced the 2008 Plan, which was terminated on April 24, 2018. The 2018 Plan authorizes the issuance of up to 30,000,000 shares of Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), profits interest participation rights, including performance-based restricted participation units (“PRPUs”), and other share-based awards.

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

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs, profits interest participation rights, including PRPUs, and other share-based awards) and “professional services” expense (with respect to DSUs) within the Company’s accompanying consolidated statements of operations:

	Year Ended December 31,
	2019	2018	2017
Share-based incentive awards:
RSUs	$168,338	$193,924	$190,821
PRSUs	8,742	34,114	40,767
Restricted Stock	29,322	37,261	39,369
Profits interest participation rights	44,537	-	-
DSUs	2,345	2,274	2,008
Total	$253,284	$267,573	$272,965

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

RSUs generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any dividends paid on Class A common stock during such period. During the year ended December 31, 2019, dividend participation rights required the issuance of 862,609 RSUs and the associated charge to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”), was $28,801.

Non-executive members of the Board of Directors (“Non-Executive Directors”) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 51,379 DSUs granted during the year ended December 31, 2019. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of Class A common stock at the time of cessation of service to the Board of Directors. DSUs include a cash dividend participation right equivalent to dividends paid on Class A common stock.

The Company’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date immediately preceding the date of the grant. During the year ended December 31, 2019, 21,048 DSUs had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs for the year ended December 31, 2019:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	11,362,306	$43.78	323,546	$39.27
Granted (including 862,609 RSUs relating to dividend participation)	5,894,764	$38.65	72,427	$32.38
Forfeited	(962,038)	$43.43	-	-
Settled	(5,907,466)	$37.17	-	-
Balance, December 31, 2019	10,387,566	$44.66	395,973	$38.01

In connection with RSUs that settled during the year ended December 31, 2019, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 2,064,257 shares of Class A common stock during the year. Accordingly, 3,843,209 shares of Class A common stock held by the Company were delivered during the year ended December 31, 2019.

As of December 31, 2019, estimated unrecognized RSU compensation expense was $123,982, with such expense expected to be recognized over a weighted average period of approximately 0.8 years subsequent to December 31, 2019.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during year ended December 31, 2019:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	1,541,058	$43.16
Granted	1,039,736	$35.32
Forfeited	(231,591)	$40.57
Settled	(1,309,897)	$38.49
Balance, December 31, 2019	1,039,306	$41.79

In connection with shares of restricted Class A common stock that settled during the year ended December 31, 2019, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 434,924 shares of Class A common stock during the year. Accordingly, 874,973 shares of Class A common stock held by the Company were delivered during the year ended December 31, 2019.

The restricted stock awards include a cash dividend participation right equivalent to dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At December 31, 2019, estimated unrecognized restricted stock expense was $17,670, with such expense to be recognized over a weighted average period of approximately 0.8 years subsequent to December 31, 2019.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity relating to PRSUs during the year ended December 31, 2019:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	1,771,795	$38.66
Performance units earned (a)	196,991	$38.09
Settled	(1,171,081)	$32.44
Balance, December 31, 2019	797,705	$47.65

(a)	Represents shares of Class A common stock earned during the fiscal year under the performance criteria of previously-granted PRSU awards in excess of the target payout level of such awards.

In connection with certain PRSUs that settled during the year ended December 31, 2019, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 203,036 shares of Class A common stock during the year. Accordingly, 968,045 shares of Class A common stock held by the Company were delivered during the year ended December 31, 2019.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of December 31, 2019, the total estimated unrecognized compensation expense was $2,828, and the Company expects to amortize such expense over a weighted-average period of approximately 0.6 years subsequent to December 31, 2019.

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

Profits interest participation rights are a class of membership interests in Lazard Group that are intended to qualify as “profits interests” for U.S. federal income tax purposes, and are recorded as noncontrolling interests within stockholders’ equity in the Company’s consolidated statements of financial condition until they are exchanged into Class A common stock, at which time there is a reclassification to additional paid-in-capital.  The profits interest participation rights generally allow the recipient to realize value only to the extent that both (i) the service-based vesting conditions and, if applicable, the performance conditions, are satisfied, and (ii) an amount of economic appreciation in the assets of Lazard Group occurs as necessary to satisfy certain partnership tax rules (referred to as the "Minimum Value Condition") before the fifth anniversary of the grant date, otherwise the profits interest participation rights will be forfeited.  Upon satisfaction of such conditions, profits interest participation rights that are in parity with the value of Class A common stock will be exchanged on a one-for-one basis for shares of Class A common stock. If forfeited based solely on failing to meet the Minimum Value Condition, the associated compensation expense would not be reversed.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Like outstanding RSUs and similar awards, profits interest participation rights are subject to continued employment and other conditions and restrictions and are forfeited if those conditions and restrictions are not fulfilled. More specifically, vesting of profits interest participation rights are subject to compliance with restrictive covenants including non-compete, non-solicitation of clients, no hire of employees and confidentiality, which are similar to those applicable to PRSUs and RSUs. In addition, profits interest participation rights must satisfy the Minimum Value Condition.  PRPUs, like outstanding PRSUs, are subject to the achievement of incremental pre-established performance conditions and financial metrics and only result in value to the recipient to the extent the conditions are satisfied.

The number of shares of Class A common stock that a recipient will receive upon the exchange of a PRPU award is calculated by reference to applicable financial metrics.  The target number of shares of Class A common stock subject to each PRPU is one. Based on the achievement of performance criteria, as determined by the Compensation Committee, the number of shares of Class A common stock that may be received in connection with each PRPU award will range from zero to two times the target number.  Unless applicable performance conditions are satisfied during the three year performance period, and the Minimum Value Condition is satisfied within five years following the grant date, all PRPUs will be forfeited, and the recipients will not be entitled to any such awards.

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

The following is a summary of activity relating to profits interest participation rights, including PRPUs, during the year ended December 31, 2019:

	Profits Interest Participation Rights	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	-	-
Granted (a)	1,462,702	$38.65
Balance, December 31, 2019	1,462,702	$38.65

(a)	Table includes 564,167 PRPUs, which represents the target number of PRPUs granted during the fiscal year.

Compensation expense recognized for profits interest participation rights, including PRPUs, is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value.  As of December 31, 2019, the total estimated unrecognized compensation expense was $17,447, and the Company expects to amortize such expense over a weighted-average period of approximately 1.1 years subsequent to December 31, 2019.

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

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the year ended December 31, 2019:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2019	$76,362	$188,022
Granted	101,529	101,529
Settled	-	(96,976)
Forfeited	(1,702)	(3,455)
Amortization	(101,663)	-
Change in fair value related to:
Increase in fair value of underlying investments	-	31,657
Adjustment for estimated forfeitures	-	5,340
Other	71	(91)
Balance, December 31, 2019	$74,597	$226,026

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 0.8 years subsequent to December 31, 2019.

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017:

	Year Ended Ended December 31,
	2019	2018	2017
Amortization, net of forfeitures	$105,250	$90,230	$73,382
Change in the fair value of underlying investments	31,657	(14,086)	23,526
Total	$136,907	$76,144	$96,908

Incentive Awards Granted In February 2020

In February 2020, the Company granted approximately $361,300 of deferred incentive compensation awards to eligible employees as part of the year-end compensation process with respect to the 2019 fiscal year. These grants included: RSUs or shares of restricted Class A common stock; profits interest participation rights, including PRPUs; LFI awards; deferred cash awards; and a portion of certain fund managers’ year-end incentive compensation that is reinvested in certain funds managed by the Company’s Asset Management business.

The RSUs, restricted Class A common stock and LFI granted generally provide for one-third vesting on the second anniversary of the grant date and the remaining two-thirds vesting on the third anniversary of the grant date, so long as applicable conditions have been satisfied. The profits interest participation rights granted generally provide for vesting on the third anniversary of the grant date, so long as applicable conditions have been satisfied. Compensation expense with respect to such incentive awards will generally be recognized over the applicable service period.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

17.	EMPLOYEE BENEFIT PLANS

The Company provides retirement and other post-retirement benefits to certain of its employees through defined benefit pension plans (the “pension plans”). The Company also offers defined contribution plans to its employees. The pension plans generally provide benefits to participants based on average levels of compensation. Expenses related to the Company’s employee benefit plans are included in “compensation and benefits” expense for the service cost component, and “operating expenses–other” for the other components of benefit costs on the consolidated statements of operations.

Employer Contributions to Pension Plans—The Company’s funding policy for its U.S. and non-U.S. pension plans is to fund when required or when applicable upon an agreement with the plans’ trustees. Management also evaluates from time to time whether to make voluntary contributions to the plans.

The Company expects to contribute approximately $1,000 to the U.S. pension plan during the year ending December 31, 2020 and approximately $5,000 to the other non-U.S. pension plans during the year ending December 31, 2020.

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

	Pension Plans
	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$655,015	$763,831
Service cost	815	884
Interest cost	15,350	15,569
Amendments	-	3,196
Actuarial (gain) loss	89,242	(27,623)
Benefits paid	(30,817)	(64,747)
Foreign currency translation and other adjustments	15,100	(36,095)
Benefit obligation at end of year	744,705	655,015
Change in plan assets
Fair value of plan assets at beginning of year	642,837	728,281
Actual return on plan assets	74,844	(10,608)
Employer contributions	5,623	22,153
Benefits paid	(30,760)	(62,056)
Foreign currency translation and other adjustments	18,048	(34,933)
Fair value of plan assets at end of year	710,592	642,837
Funded (deficit) at end of year	$(34,113)	$(12,178)
Amounts recognized in the consolidated statements of financial condition at December 31, 2019 and 2018 consist of:
Prepaid pension asset (included in “other assets”)	$2,922	$19,573
Accrued benefit liability (included in “other liabilities”)	(37,035)	(31,751)
Net amount recognized	$(34,113)	$(12,178)
Amounts recognized in AOCI (excluding tax benefits of $41,298 and $33,231 at December 31, 2019 and 2018, respectively) consist of:
Actuarial net loss (gain)	$211,197	$173,732
Prior service cost (credit)	3,165	3,178
Net amount recognized	$214,362	$176,910

The following table summarizes the fair value of plan assets, the accumulated benefit obligation and the projected benefit obligation at December 31, 2019 and 2018:

	U.S. Pension Plans		Non-U.S. Pension Plans		Total
	As Of December 31,		As Of December 31,		As Of December 31,
	2019	2018	2019	2018	2019	2018
Fair value of plan assets	$22,914	$20,813	$687,678	$622,024	$710,592	$642,837
Accumulated benefit obligation	$32,314	$28,869	$712,391	$626,146	$744,705	$655,015
Projected benefit obligation	$32,314	$28,869	$712,391	$626,146	$744,705	$655,015

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the components of net periodic benefit cost (credit), the return on the Company’s post-retirement plan assets, benefits paid, contributions and other amounts recognized in AOCI for the years ended December 31, 2019, 2018 and 2017:

	Pension Plans
	For The Year Ended
	December 31,
	2019	2018	2017
Components of Net Periodic Benefit Cost (Credit):
Service cost	$815	$884	$1,413
Interest cost	15,350	15,569	16,240
Expected return on plan assets	(27,470)	(29,622)	(25,300)
Amortization of:
Prior service cost	110	18	30
Net actuarial loss (gain)	5,025	11,840	10,141
Settlement loss (gain)	749	1,212	807
Net periodic benefit cost (credit)	$(5,421)	$(99)	$3,331

Actual return on plan assets	$74,844	$(10,608)	$43,624
Employer contributions	$5,623	$22,153	$16,844
Benefits paid	$30,760	$62,056	$42,022

Other changes in plan assets and benefit

   obligations recognized in AOCI (excluding

   tax expense (benefit) of $(8,067), $1,923

   and $(1,287) during the years ended

   December 31, 2019, 2018 and 2017,

   respectively):

Net actuarial (gain) loss	$40,311	$11,073	$(17,357)
Prior service cost (credit)	-	3,196	-
Reclassification of prior service (cost) credit to earnings	(110)	(18)	(30)
Reclassification of actuarial gain (loss) to earnings	(5,774)	(13,052)	(10,141)
Currency translation and other adjustments	3,025	(8,424)	18,778
Total recognized in AOCI	$37,452	$(7,225)	$(8,750)
Net amount recognized in total periodic benefit cost and AOCI	$32,031	$(7,324)	$(5,419)

The amounts in AOCI on the consolidated statement of financial condition as of December 31, 2019 that are expected to be recognized as components of net periodic benefit cost (credit) for the year ending December 31, 2020 are as follows:

Pension Plans
Net actuarial loss	$6,555
Prior service cost	$114

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The assumptions used to develop actuarial present value of the projected benefit obligation and net periodic pension cost as of or for the years ended December 31, 2019, 2018 and 2017 are set forth below:

	Pension Plans
	December 31,
	2019	2018	2017
Weighted average assumptions used to determine benefit obligations:
Discount rate	1.8%	2.6%	2.3%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	2.2%	2.4%	2.2%
Expected long-term rate of return on plan assets	4.4%	4.4%	3.8%

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

Pension
Plans
2020	$25,184
2021	27,505
2022	28,771
2023	29,269
2024	30,938
2025-2029	156,960

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Plan Assets—The following tables present the categorization of our pension plans’ assets as of December 31, 2019 and 2018, measured at fair value, into a fair value hierarchy and investments measured at NAV or its equivalent as a practical expedient in accordance with fair value measurement disclosure requirements:

	As of December 31, 2019
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Cash	$11,742	$-	$-	$-	$11,742
Debt	77,940	-	-	-	77,940
Equities	37,898	-	-	-	37,898
Funds:
Alternative investments	-	-	-	26,692	26,692
Debt	8,828	81,898	-	269,183	359,909
Equity	183,727	4,697	-	6,442	194,866
Derivatives	-	1,545	-	-	1,545
Total	$320,135	$88,140	$-	$302,317	$710,592

	As of December 31, 2018
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Cash	$6,619	$-	$-	$-	$6,619
Debt	81,533	-	-	-	81,533
Equities	27,585	-	-	-	27,585
Funds:
Alternative investments	-	-	-	29,975	29,975
Debt	10,593	-	-	322,739	333,332
Equity	151,199	5,572	-	6,031	162,802
Derivatives	-	991	-	-	991
Total	$277,529	$6,563	$-	$358,745	$642,837

(a)

Represents certain investments measured at NAV or its equivalent as a practical expedient in determining fair value. In accordance with current accounting guidance, these investments have not been classified in the fair value hierarchy.

Included in equity funds are $99,671 and $87,129 as of December 31, 2019 and 2018, respectively, that are invested in funds managed by the Company.

Consistent with the plans’ investment strategies, at December 31, 2019 and 2018, the Company’s U.S. pension plan had 60% and 49%, respectively, of the plans’ assets invested in equity funds in Level 1 and measured at NAV or its equivalent as a practical expedient, 39% and 51%, respectively, invested in Level 1 debt funds and at December 31, 2019, 1% invested in cash, which is a Level 1 asset. The Company’s non-U.S. pension plans at December 31, 2019 and 2018 had 32% and 29%, respectively, of the plans’ assets invested in equities and equity funds that are primarily Level 1 and Level 2 assets; 62% and 65%, respectively, of the plans’ assets invested in debt and debt funds that are Level 1 and Level 2 assets or measured at NAV or its equivalent as a practical expedient, and 6% and 6%, respectively, of the plans’ assets invested in cash, which is a Level 1 asset, or in alternative investment funds that are primarily measured at NAV.

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

Defined Contribution Plans—Pursuant to certain matching contributions, the Company contributes to employer sponsored defined contribution plans. Such contributions amounted to $16,994, $15,872 and $15,065 for the years ended December 31, 2019, 2018 and 2017, respectively, which are included in “compensation and benefits” expense on the consolidated statements of operations.

18.	BUSINESS REALIGNMENT

The Company conducted a review of our business, which resulted in a realignment that included employee reductions and the closing of subscale offices and investment strategies, most of which were completed during the third quarter of 2019.

Expenses and losses associated with business realignment for the year ended December 31, 2019 were as follows:

	Financial	Asset
	Advisory	Management	Corporate	Total
Compensation and benefits	$39,476	$14,480	$2,679	$56,635
Other (a)	4,371	1,750	5,054	11,175
Total	$43,847	$16,230	$7,733	$67,810

(a)	Financial Advisory includes losses of $3,727 associated with the closing of certain offices as part of business realignment.

Activity related to the obligations pursuant to business realignment during the year ended December 31, 2019 was as follows:

	Accrued
	Compensation	Other
	and Benefits	Liabilities	Total
Balance, January 1, 2019	$-	$-	$-
New charges	56,635	11,175	67,810
Less:
Non-cash charges	(16,596)	(5,456)	(22,052)
Payments	(19,829)	(651)	(20,480)
Balance, December 31, 2019	$20,210	$5,068	$25,278

19.	INCOME TAXES

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

As a result of the reduction of the U.S. federal corporate tax rate to 21%, the Company was required to remeasure its deferred tax assets and liabilities at the new federal income tax rate of 21% based on the balances that existed on the date of the enactment of the Tax Act. The lower corporate tax rate resulted in a reduction of our net deferred tax assets by approximately $420,000 in the year ended December 31, 2017. See also Note 21 for the impact of the Tax Act on the tax receivable agreement obligation.

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

On January 1, 2017, the Company adopted new accounting guidance on share-based incentive compensation. As a result of the adoption of this new guidance, the Company recognized excess tax benefits of approximately $11,000, $33,000, and $9,000 from the vesting of share-based incentive compensation in the provision for income taxes in the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, respectively. The Company also recorded deferred tax assets of $81,544, net of a valuation allowance of $12,090, as of January 1, 2017, for previously unrecognized excess tax benefits (including tax benefits from dividends or dividend equivalents) on share-based incentive compensation, with an offsetting adjustment to retained earnings.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The components of the Company’s provision for income taxes for the years ended December 31, 2019, 2018 and 2017, and a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rates for such years, are shown below.

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$3,756	$2,507	$349
Foreign	62,885	95,279	64,119
State and local	3,469	5,145	(32)
Total current	70,110	102,931	64,436
Deferred:
Federal	15,139	49,604	480,085
Foreign	2,091	(12,632)	12,928
State and local	7,642	8,414	8,150
Total deferred	24,872	45,386	501,163
Total	$94,982	$148,317	$565,599

	Year Ended December 31,
	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	21.0%	35.0%
U.S. tax reform	3.0	1.0	43.4
Foreign source income not subject to U.S. income tax	(5.3)	(2.2)	(4.2)
Change in U.S. federal valuation allowance	0.6	2.1	(3.4)
Share-based incentive compensation	(2.9)	(5.0)	(4.0)
Foreign taxes	5.8	5.4	1.9
Foreign tax credits	(2.6)	(4.3)	(2.0)
State and local taxes	2.4	1.7	2.5
Income of non-controlling interests	(0.5)	(0.1)	(0.3)
Uncertain tax positions	1.8	0.2	(0.4)
Other	0.9	2.0	-
Effective income tax rate	24.2%	21.8%	68.5%

See Note 23 regarding “operating income (loss)” by geographic region.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
Deferred Tax Assets:
Basis adjustments (a)	$233,371	$288,764
Compensation and benefits	167,631	159,799
Net operating loss and tax credit carryforwards	272,456	249,509
Depreciation and amortization	1,815	1,764
Other	62,159	35,801
Gross deferred tax assets	737,432	735,637
Valuation allowance	(76,486)	(73,114)
Deferred tax assets (net of valuation allowance)	660,946	662,523
Deferred Tax Liabilities:
Depreciation and amortization	12,019	14,550
Compensation and benefits	7,058	9,816
Goodwill	29,876	26,124
Other	28,754	19,828
Deferred tax liabilities	77,707	70,318
Net deferred tax assets	$583,239	$592,205

(a)

The basis adjustments recorded as of December 31, 2019 and 2018 are primarily the result of additional basis from acquisitions of interests, including the impact of the tax receivable agreement obligation.

The historical profitability of each tax paying entity is an important factor in determining whether to record a valuation allowance and when to release any such allowance. Certain of our tax-paying entities have individually experienced losses on a cumulative three year basis or have tax attributes that may expire unused. In addition, one of our tax paying entities has recorded a valuation allowance on substantially all of its deferred tax assets due to the combined effect of operating losses in certain subsidiaries of that entity as well as foreign taxes that together substantially offset any U.S. tax liability. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets held by these entities will be realized. Consequently, we have recorded valuation allowances on $76,486 and $73,114 of deferred tax assets held by these entities as of December 31, 2019 and 2018, respectively.

Changes in the deferred tax assets valuation allowance for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
	2019	2018	2017
Beginning Balance	$73,114	$61,456	$69,593
Charged (credited) to provision for income taxes	3,515	14,156	(23,670)
Charged (credited) to other comprehensive income and other (a)	(143)	(2,498)	15,533
Ending Balance	$76,486	$73,114	$61,456

(a)

In accordance with the accounting guidance described above, 2017 includes recognition of previously unrecognized excess tax benefits offset by a valuation allowance of $12,090 recorded to retained earnings.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The Company had net operating loss and tax credit carryforwards for which related deferred tax assets of $272,456 were recorded at December 31, 2019 primarily relating to:

(i)	indefinite-lived carryforwards (subject to various limitations) of approximately $40,000 in Australia, Germany, Hong Kong, Singapore and the U.S.; and
(ii)	certain carryforwards of approximately $177,000 in the U.S., which begin expiring in 2029.

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

A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
	2019	2018	2017
Balance, January 1 (excluding interest and penalties of $15,901, $15,136 and $15,392, respectively)	$77,889	$78,674	$78,396
Increases in gross unrecognized tax benefits relating to tax positions taken during:
Prior years	11,764	653	1,598
Current year	22,383	17,961	19,823
Decreases in gross unrecognized tax benefits relating to:
Tax positions taken during prior years	(19)	(699)	(2,961)
Settlements with tax authorities	(7,251)	(1,218)	-
Lapse of the applicable statute of limitations	(17,880)	(17,482)	(18,182)
Balance, December 31 (excluding interest and penalties of $18,376, $15,901 and $15,136, respectively)	$86,886	$77,889	$78,674

Additional information with respect to unrecognized tax benefits is as follows:

	Year Ended December 31,
	2019	2018	2017
Unrecognized tax benefits at the end of the year that, if recognized, would favorably affect the effective tax rate (includes interest and penalties of $18,376, $15,901 and $15,136, respectively)	$85,603	$78,693	$78,841
Unrecognized tax benefits that, if recognized, would not affect the effective tax rate	$19,659	$15,097	$14,969
Interest and penalties recognized in current income tax expense (after giving effect to the reversal of interest and penalties of $3,455, $4,889 and $6,185, respectively)	$2,475	$765	$(256)

The Company anticipates that it is reasonably possible that approximately $13,100 of unrecognized tax benefits, including interest and penalties recorded at December 31, 2019, may be recognized within 12 months as a result of the lapse of the statute of limitations in various tax jurisdictions.

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

The Company’s basic and diluted net income per share calculations using the “two-class” method for the year ended December 31, 2019 and using the “treasury stock” method for the years ended December 31, 2018 and 2017 are presented below:

	Year Ended December 31,
	2019	2018	2017
Net income attributable to Lazard Ltd	$286,500	$527,125	$253,583
Add - adjustment for earnings attributable to participating securities	(3,390)	-	-
Net income attributable to Lazard Ltd - basic	283,110	527,125	253,583
Add - adjustment for earnings attributable to participating securities	25	-	-
Net income attributable to Lazard Ltd - diluted	$283,135	$527,125	$253,583
Weighted average number of shares of Class A common stock outstanding	108,316,241	118,753,778	121,309,174
Add - adjustment for shares of Class A common stock issuable on a non-contingent basis	1,873,621	252,753	264,268
Weighted average number of shares of Class A common stock outstanding - basic	110,189,862	119,006,531	121,573,442
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of Class A common stock issuable from share-based incentive compensation	5,889,944	10,761,061	10,906,286
Weighted average number of shares of Class A common stock outstanding - diluted	116,079,806	129,767,592	132,479,728
Net income attributable to Lazard Ltd per share of Class A common stock:
Basic	$2.57	$4.43	$2.09
Diluted	$2.44	$4.06	$1.91

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

21.	RELATED PARTIES

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Investment advisory fees relating to such services were $587,665, $654,561 and $649,089 for the years ended December 31, 2019, 2018 and 2017, respectively, and are included in “asset management fees” on the consolidated statements of operations. Of such amounts, $54,561 and $59,304 remained as receivables at December 31, 2019 and 2018, respectively, and are included in “fees receivable” on the consolidated statements of financial condition.

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

For the years ended December 31, 2019, 2018 and 2017, the Company recorded a “benefit pursuant to tax receivable agreement” on the consolidated statements of operations of $503, $6,495 and $202,546, respectively. As described in Note 19, the Tax Act reduced the U.S. corporate tax rate from 35% to 21% which required the Company to remeasure the tax receivable agreement obligation. Pursuant to the change in the U.S. corporate tax rate, in 2017, the Company reduced the tax receivable agreement obligation by $202,546. The cumulative liability relating to our obligations under the Amended and Restated Tax Receivable Agreement as of December 31, 2019 and 2018 was $247,344 and $270,640, respectively, and is recorded in “tax receivable agreement obligation” on the consolidated statements of financial condition. The balance at December 31, 2019 reflects a payment made under the Amended and Restated Tax Receivable Agreement in the year ended December 31, 2019 of $23,701.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Other

During the year ended December 31, 2019, the Company recognized approximately $9,000 of investment banking and other advisory fees pertaining to financial advisory services provided to clients of which a member of the Company’s Board of Directors also served as a member of the client’s board of directors or in a management capacity. The engagement terms were negotiated in the ordinary course of business on an arms-length basis.

See Note 15 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.

22.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $5, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At December 31, 2019, LFNY’s regulatory net capital was $134,374, which exceeded the minimum requirement by $127,427. LFNY’s aggregate indebtedness to net capital ratio was 0.78:1 as of December 31, 2019.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At December 31, 2019, the aggregate regulatory net capital of the U.K. Subsidiaries was $175,890, which exceeded the minimum requirement by $158,700.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB.  LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management.  The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At December 31, 2019, the consolidated regulatory net capital of CFLF was $127,935, which exceeded the minimum requirement set for regulatory capital levels by $69,150. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At December 31, 2019, the regulatory net capital of the combined European regulated group was $182,054, which exceeded the minimum requirement set for regulatory capital levels by $75,566. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At December 31, 2019, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $153,707, which exceeded the minimum required capital by $124,392.

At December 31, 2019, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the years ended December 31, 2019, 2018 and 2017 is prepared using the following methodology:

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

For the years ended December 31, 2019, 2018 and 2017, no individual client constituted more than 10% of the net revenue of any of the Company’s business segments.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		As of or for the Year Ended December 31,
		2019	2018	2017
Financial Advisory	Net Revenue	$1,374,036	$1,555,526	$1,387,682
	Operating Expenses (a)/(c)	1,225,795	1,198,807	1,143,586
	Operating Income	$148,241	$356,719	$244,096
	Total Assets	$1,144,339	$859,306	$843,142
Asset Management	Net Revenue	$1,237,390	$1,331,801	$1,255,820
	Operating Expenses (a)/(c)	887,522	912,110	810,870
	Operating Income	$349,868	$419,691	$444,950
	Total Assets	$821,641	$728,220	$756,398
Corporate	Net Revenue	$(24,653)	$(60,975)	$809
	Operating Expenses (a)/(b)/(c)	80,758	34,669	(135,591)
	Operating Income (Loss)	$(105,411)	$(95,644)	$136,400
	Total Assets	$3,673,601	$3,409,715	$3,329,137
Total	Net Revenue	$2,586,773	$2,826,352	$2,644,311
	Operating Expenses (a)/(c)	2,194,075	2,145,586	1,818,865
	Operating Income	$392,698	$680,766	$825,446
	Total Assets	$5,639,581	$4,997,241	$4,928,677

(a)	Operating expenses include depreciation and amortization of property as set forth in table below.

	Year Ended December 31,
	2019	2018	2017
Financial Advisory	$5,492	$7,720	$6,596
Asset Management	2,995	3,253	2,830
Corporate	27,085	23,130	22,072
Total	$35,572	$34,103	$31,498

(b)

Operating expenses include a benefit of $503, $6,495 and $202,546 for the years ended December 31, 2019, 2018 and 2017, respectively, recorded for the benefit pursuant to the tax receivable agreement. See Note 21 for information regarding the tax receivable agreement obligation.

(c)	See Note 18 for information regarding business realignment.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table sets forth the net revenue from, and identifiable assets for, the Company and its consolidated subsidiaries by geographic region allocated on the basis described above. In the table below, Americas principally includes the U.S., EMEA principally includes the U.K. and France, and Asia Pacific principally includes Australia.

	As of or for the Year Ended December 31,
	2019	2018	2017
Net Revenue:
Americas	$1,544,063	$1,615,736	$1,558,070
EMEA	873,007	1,022,994	903,525
Asia Pacific	169,703	187,622	182,716
Total	$2,586,773	$2,826,352	$2,644,311
Operating Income:
Americas (a)	$241,992	$434,111	$596,044
EMEA	120,481	206,578	193,781
Asia Pacific	30,225	40,077	35,621
Total	$392,698	$680,766	$825,446
Identifiable Assets:
Americas	$2,908,926	$2,557,904	$2,600,412
EMEA	2,437,788	2,150,597	2,039,385
Asia Pacific	292,867	288,740	288,880
Total	$5,639,581	$4,997,241	$4,928,677

(a)

Operating income includes a benefit of $503, $6,495 and $202,546 for the years ended December 31, 2019, 2018 and 2017, respectively, recorded for the benefit pursuant to the tax receivable agreement. See Note 21 for information regarding the tax receivable agreement obligation.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

24. CONSOLIDATED VIEs

The Company’s consolidated VIEs as of December 31, 2019 include certain funds that were recently established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement.  Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.  The Company’s consolidated VIE assets and liabilities as reflected in the consolidated statements of financial condition consist of the following at December 31, 2019:

ASSETS
Cash and cash equivalents	$3,826
Customers and other receivables	102
Investments (a)	97,474
Other assets	245
Total Assets	$101,647

LIABILITIES
Deposits and other customer payables	$62
Other liabilities	513
Total Liabilities	$575

(a)	Includes $83,036 of LFI held by Lazard Group which is eliminated in the consolidated statements of financial condition.

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY RESULTS (UNAUDITED)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2019 and 2018. These quarterly results were prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	2019 Fiscal Quarter
	First	Second	Third	Fourth	Year
	(dollars in thousands, except per share data)
Net revenue	$643,674	$630,690	$591,068	$721,341	$2,586,773
Operating expenses	524,011	529,005	538,695	602,364	2,194,075
Operating income	$119,663	$101,685	$52,373	$118,977	$392,698
Net income	$96,476	$73,513	$48,196	$79,531	$297,716
Less - net income (loss) attributable to noncontrolling interests	(566)	7,736	1,492	2,554	11,216
Net income attributable to Lazard Ltd	$97,042	$65,777	$46,704	$76,977	$286,500
Attributable to Lazard Ltd Class A common stockholders:
Net income per share of common stock:
Basic	$0.87	$0.57	$0.42	$0.70	$2.57
Diluted	$0.80	$0.55	$0.40	$0.67	$2.44
Dividends declared per share of common stock	$0.94	$0.47	$0.47	$0.47	$2.35

	2018 Fiscal Quarter
	First	Second	Third	Fourth	Year
	(dollars in thousands, except per share data)
Net revenue	$754,698	$757,938	$626,481	$687,235	$2,826,352
Operating expenses	568,870	557,998	487,800	530,918	2,145,586
Operating income	$185,828	$199,940	$138,681	$156,317	$680,766
Net income	$161,661	$148,379	$108,725	$113,684	$532,449
Less - net income attributable to noncontrolling interests	1,969	1,416	1,651	288	5,324
Net income attributable to Lazard Ltd	$159,692	$146,963	$107,074	$113,396	$527,125
Attributable to Lazard Ltd Class A common stockholders:
Net income per share of common stock:
Basic	$1.33	$1.22	$0.90	$0.97	$4.43
Diluted	$1.21	$1.13	$0.82	$0.89	$4.06
Dividends declared per share of common stock	$1.71	$0.44	$0.44	$0.44	$3.03

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures

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

Information regarding members of the Board of Directors, including its audit committee and audit committee financial expert, as well as information regarding our Code of Business Conduct and Ethics that applies to our Chief Executive Officer and senior financial officers, will be presented in Lazard Ltd’s definitive proxy statement for its 2020 annual general meeting of shareholders, which will be held in April 2020, and is incorporated herein by reference. Information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant”.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting and Compliance” in Lazard Ltd’s definitive proxy statement for its 2020 annual general meeting of shareholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding executive officer and director compensation will be presented in Lazard Ltd’s definitive proxy statement for its 2020 annual general meeting of shareholders, which will be held in April 2020, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related shareholder matters will be presented in Lazard Ltd’s definitive proxy statement for its 2020 annual general meeting of shareholders, which will be held in April 2020, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2019 regarding securities issued under our 2018 Incentive Compensation Plan, 2008 Incentive Compensation Plan and 2005 Equity Incentive Plan.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	2018 Incentive Compensation Plan(1)	6,660,998			(5)	22,788,980
Equity compensation plans approved by security holders	2008 Incentive Compensation Plan(2)	7,396,652	(4)		(5)	-
Equity compensation plans not approved by security holders	2005 Equity Incentive Plan(3)	25,602	(4)		(5)	-
Total		14,083,252	(4)			22,788,980

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

(4)

Represents outstanding stock unit awards and profits interest participation rights, after giving effect to forfeitures, as of December 31, 2019. As of that date, the only grants made under the 2018 Incentive Compensation Plan, 2008 Incentive Compensation Plan and 2005 Equity Incentive Plan have been in the form of stock unit awards and restricted stock awards. See Note 16 of Notes to Consolidated Financial Statements for a description of the plans.

(5)

Each restricted stock unit awarded under our 2018 Incentive Compensation Plan, 2008 Incentive Compensation Plan and 2005 Equity Incentive Plan was granted at no cost to the persons receiving them and represents the contingent right to receive the equivalent number of shares of Lazard Ltd Class A common stock. Performance-based units awarded represent the contingent right to receive Class A common stock based on the achievement of performance criteria, and the number of shares of Class A common stock that ultimately may be received generally can range from zero to two times the target number. Profits interest participation rights, including PRPUs, represent the contingent right to receive the equivalent number of shares of Class A common stock in exchange for such rights, subject to the satisfaction of certain service-based criteria and the Minimum Value Condition, and, in the case of PRPUs, certain performance-based criteria. For PRPUs, the number of shares of Class A common stock that ultimately may be received generally can range from zero to two times the target number. See Note 16 of Notes to Consolidated Financial Statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence, will be presented in Lazard Ltd’s definitive proxy statement for its 2020 annual general meeting of shareholders, which will be held in April 2020, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be presented in Lazard Ltd’s definitive proxy statement for its 2020 annual general meeting of shareholders, which will be held in April 2020, and is incorporated herein by reference.

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

4.7	Form of Senior Note (included in Exhibits 4.3, 4.4, 4.5, and 4.6).

4.8	Description of Registrant’s Class A Common Stock.

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

10.12*

Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 29, 2019, by and among the Registrant, Lazard Group LLC and Evan L. Russo (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed April 3, 2019).

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

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Evan L. Russo.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Evan L. Russo.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

LAZARD LTD

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

ITEMS 15(a)(1) AND 15(a)(2)

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2019 AND 2018

(dollars in thousands, except per share data)

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$2,734	$4,136
Investments in subsidiaries, equity method	(1,259,668)	(1,275,357)
Due from subsidiaries	1,872,940	2,191,915
Other assets	8	19
Total assets	$616,014	$920,713
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Due to subsidiaries	$5,866	$3,707
Other liabilities	157	155
Total liabilities	6,023	3,862
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A—no shares issued and outstanding	-	-
Series B—no shares issued and outstanding	-	-
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 112,766,091 and 129,766,091 shares issued at December 31, 2019 and 2018, respectively, including shares held by subsidiaries as indicated below)	1,128	1,298
Additional paid-in-capital	41,020	750,692
Retained earnings	1,193,570	1,195,563
Accumulated other comprehensive loss, net of tax	(293,648)	(273,818)
	942,070	1,673,735
Class A common stock held by subsidiaries, at cost (8,513,493 and 17,574,805 shares at December 31, 2019 and 2018, respectively)	(332,079)	(756,884)
Total stockholders’ equity	609,991	916,851
Total liabilities and stockholders’ equity	$616,014	$920,713

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
REVENUE
Equity in earnings of subsidiaries	$153,450	$392,574	$145,008
Interest and other income	135,220	136,399	110,381
Total revenue	288,670	528,973	255,389
OPERATING EXPENSES
Professional services	2,017	1,719	1,692
Other	153	129	114
Total operating expenses	2,170	1,848	1,806
NET INCOME	$286,500	$527,125	$253,583

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
NET INCOME	$286,500	$527,125	$253,583
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	9,551	(46,601)	71,668
Employee benefit plans:
Prior service costs (net of tax benefit of $17 and $543 for the years ended December 31, 2019 and 2018, respectively)	(84)	(2,653)	-
Actuarial gain (loss) (net of tax expense (benefit) of $(9,219), $131 and $(3,507) for the years ended December 31, 2019, 2018 and 2017, respectively)	(34,014)	(2,781)	2,085
Adjustments for items reclassified to earnings (net of tax expense of $1,167, $2,335 and $2,220 for the years ended December 31, 2019, 2018 and 2017, respectively)	4,717	10,735	7,951
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(19,830)	(41,300)	81,704
COMPREHENSIVE INCOME	$266,670	$485,825	$335,287

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$286,500	$527,125	$253,583
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(153,450)	(392,574)	(145,008)
Dividends received from subsidiaries	88,400	189,786	63,822
Changes in due to/from subsidiaries	32,058	35,504	169,056
Changes in other operating assets and liabilities	14	13	27
Net cash provided by operating activities	253,522	359,854	341,480
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to subsidiaries	-	-	(25)
Net cash used in investing activities	-	-	(25)
CASH FLOWS FROM FINANCING ACTIVITIES:
Class A common stock dividends	(254,924)	(359,639)	(341,450)
Net cash used in financing activities	(254,924)	(359,639)	(341,450)
Net increase (decrease) in cash and cash equivalents	(1,402)	215	5
Cash and cash equivalents, January 1	4,136	3,921	3,916
Cash and cash equivalents, December 31	$2,734	$4,136	$3,921

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

The Parent Company Financial Statements as of December 31, 2019 and 2018, and for each of the three years in the period ended December 31, 2019, are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosures in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable. Actual results could differ materially from these estimates.

The Parent Company Financial Statements include investments in subsidiaries, accounted for under the equity method.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 24, 2020

LAZARD LTD

By:	/s/ Kenneth M. Jacobs
Kenneth M. Jacobs
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Kenneth M. Jacobs	Chairman, Chief Executive Officer and Director	February 24, 2020
Kenneth M. Jacobs	(Principal Executive Officer)

/s/ Evan L. Russo	Chief Financial Officer	February 24, 2020
Evan L. Russo	(Principal Financial Officer)

/s/ Dominick Ragone	Chief Accounting Officer	February 24, 2020
Dominick Ragone

/s/ Andrew M. Alper	Director	February 24, 2020
Andrew M. Alper

/s/ Ashish Bhutani	Director	February 24, 2020
Ashish Bhutani

/s/ Richard N. Haass	Director	February 24, 2020
Richard N. Haass

/s/ Steven J. Heyer	Director	February 24, 2020
Steven J. Heyer

/s/ Michelle Jarrard	Director	February 24, 2020
Michelle Jarrard

/s/ Sylvia Jay	Director	February 24, 2020
Sylvia Jay

/s/ Iris Knobloch Iris Knobloch	Director	February 24, 2020

/s/ Philip A. Laskawy	Director	February 24, 2020
Philip A. Laskawy

/s/ Jane L. Mendillo	Director	February 24, 2020
Jane L. Mendillo

/s/ Richard D. Parsons	Director	February 24, 2020
Richard D. Parsons

II-1