Form 10-Q
period 2020-09-30
Lazard Ltd
filed 2020-11-02
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 23, 2020, there were 112,766,091 shares of the Registrant’s common stock outstanding (including 7,734,128 shares held by subsidiaries).

TABLE OF CONTENTS

When we use the terms “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd’s primary operating asset is its indirect ownership as of September 30, 2020 of all of the common membership interests in Lazard Group and its controlling interest in Lazard Group. When we use the term “common stock”, we mean Class A common stock of Lazard Ltd, the only class of common stock of Lazard outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(UNAUDITED)

(dollars in thousands, except for per share data)

	September 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$1,109,745	$1,231,593
Deposits with banks and short-term investments	1,193,717	1,180,686
Cash deposited with clearing organizations and other segregated cash	41,260	43,280
Receivables (net of allowance for doubtful accounts of $38,250 and $27,130 at September 30, 2020 and December 31, 2019, respectively):
Fees	468,352	537,442
Customers and other	106,746	125,696
	575,098	663,138
Investments	535,245	531,995
Property (net of accumulated amortization and depreciation of $398,336 and $367,545 at September 30, 2020 and December 31, 2019, respectively)	233,481	219,842
Operating lease right-of-use assets	517,583	551,504
Goodwill and other intangible assets (net of accumulated amortization of $69,590 and $68,305 at September 30, 2020 and December 31, 2019, respectively)	373,841	373,594
Deferred tax assets	557,120	586,750
Other assets	329,907	257,199
Total Assets	$5,466,997	$5,639,581

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(UNAUDITED)

(dollars in thousands, except for per share data)

	September 30,	December 31,
	2020	2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$1,244,562	$1,246,200
Accrued compensation and benefits	451,180	602,777
Operating lease liabilities	609,850	644,345
Tax receivable agreement obligation	221,890	247,344
Senior debt	1,681,487	1,679,562
Deferred tax liabilities	2,582	3,511
Other liabilities	476,748	534,268
Total Liabilities	4,688,299	4,958,007
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - no shares issued and outstanding	-	-
Series B - no shares issued and outstanding	-	-
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 112,766,091 shares issued at September 30, 2020 and December 31, 2019, including shares held by subsidiaries as indicated below)	1,128	1,128
Additional paid-in-capital	95,143	41,020
Retained earnings	1,160,310	1,193,570
Accumulated other comprehensive loss, net of tax	(279,785)	(293,648)
	976,796	942,070
Class A common stock held by subsidiaries, at cost (7,760,197 and 8,513,493 shares at September 30, 2020 and December 31, 2019, respectively)	(282,983)	(332,079)
Total Lazard Ltd Stockholders’ Equity	693,813	609,991
Noncontrolling interests	84,885	71,583
Total Stockholders’ Equity	778,698	681,574
Total Liabilities and Stockholders’ Equity	$5,466,997	$5,639,581

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
REVENUE
Investment banking and other advisory fees	$304,999	$305,303	$906,927	$970,081
Asset management fees	265,562	287,140	780,071	876,159
Interest income	1,059	3,962	4,811	11,775
Other	26,402	14,668	56,634	65,537
Total revenue	598,022	611,073	1,748,443	1,923,552
Interest expense	20,344	20,005	60,459	58,120
Net revenue	577,678	591,068	1,687,984	1,865,432
OPERATING EXPENSES
Compensation and benefits	354,625	391,363	1,025,948	1,136,087
Occupancy and equipment	31,318	29,856	94,090	89,104
Marketing and business development	7,562	27,318	34,265	84,086
Technology and information services	33,457	34,076	97,444	104,956
Professional services	14,701	15,105	45,974	48,466
Fund administration and outsourced services	26,196	28,425	76,639	85,848
Amortization and other acquisition-related costs	458	1,022	1,359	9,534
Other	4,681	11,530	27,623	33,630
Total operating expenses	472,998	538,695	1,403,342	1,591,711
OPERATING INCOME	104,680	52,373	284,642	273,721
Provision for income taxes	28,165	4,177	76,720	55,536
NET INCOME	76,515	48,196	207,922	218,185
LESS - NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,423	1,492	(4,650)	8,662
NET INCOME ATTRIBUTABLE TO LAZARD LTD	$75,092	$46,704	$212,572	$209,523
ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	107,168,615	109,285,727	106,711,547	111,070,395
Diluted	113,181,564	113,881,690	112,929,830	116,959,041
NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.69	$0.42	$1.96	$1.87
Diluted	$0.66	$0.40	$1.88	$1.77

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
NET INCOME	$76,515	$48,196	$207,922	$218,185
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	34,326	(26,760)	5,964	(30,033)
Employee benefit plans:
Prior service cost (credit) (net of tax (benefit) expense of $(22) for the three months ended September 30, 2020 and $16 for the nine months ended September 30, 2020)	(110)	-	74	-
Actuarial gain (loss) (net of tax (benefit) expense of $(1,644) and $(1,607) for the three months ended September 30, 2020 and 2019, respectively, and $(25) and $1,113 for the nine months ended September 30, 2020 and 2019, respectively)	(6,424)	9,050	2,971	11,911
Adjustment for items reclassified to earnings (net of tax expense of $412 and $172 for the three months ended September 30, 2020 and 2019, respectively, and $1,088 and $524 for the nine months ended September 30, 2020 and 2019, respectively)	1,345	1,074	4,855	3,319
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	29,137	(16,636)	13,864	(14,803)
COMPREHENSIVE INCOME	105,652	31,560	221,786	203,382
LESS - COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,424	1,493	(4,649)	8,662
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD LTD	$104,228	$30,067	$226,435	$194,720

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$207,922	$218,185
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	25,716	24,857
Noncash lease expense	46,965	40,268
Amortization of deferred expenses and share-based incentive compensation	282,955	317,111
Amortization and other acquisition-related costs	1,359	9,534
Deferred tax provision (benefit)	30,680	(6,413)
Loss on extinguishment of debt	-	6,505
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	86,038	6,866
Investments	(1,035)	43,559
Other assets	(160,066)	(128,562)
Accrued compensation and benefits and other liabilities	(265,128)	(213,501)
Net cash provided by operating activities	255,406	318,409
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(34,210)	(40,669)
Disposals of property	151	98
Net cash used in investing activities	(34,059)	(40,571)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of senior debt, net of expenses	-	492,032
Customer deposits	-	345,394
Contributions from noncontrolling interests	91	1,193
Payments for:
Senior debt	-	(255,746)
Customer deposits	(37,850)	-
Distributions to noncontrolling interests	(1,921)	(8,913)
Payments under tax receivable agreement	(25,454)	(23,687)
Purchase of Class A common stock	(95,227)	(430,281)
Class A common stock dividends	(147,233)	(205,559)
Settlement of share-based incentive compensation	(71,508)	(96,956)
Other financing activities	(5,316)	(6,144)
Net cash used in financing activities	(384,418)	(188,667)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	52,234	(92,487)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(110,837)	(3,316)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— January 1	2,455,559	2,291,885
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— September 30	$2,344,722	$2,288,569

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:
	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$1,109,745	$1,231,593
Deposits with banks and short-term investments	1,193,717	1,180,686
Cash deposited with clearing organizations and other segregated cash	41,260	43,280
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$2,344,722	$2,455,559

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2019

(UNAUDITED)

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’
	Shares	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity
Balance - July 1, 2019	129,766,091	$1,298	$582,342	$1,179,901	$(271,984)	21,761,253	$(872,755)	$618,802	$99,076	$717,878
Comprehensive income (loss):
Net income				46,704				46,704	1,492	48,196
Other comprehensive income (loss) - net of tax					(16,637)			(16,637)	1	(16,636)
Amortization of share-based incentive compensation			95,162					95,162	(29,973)	65,189
Dividend equivalents			4,350	(7,852)				(3,502)	2,062	(1,440)
Class A common stock dividends ($0.47 per share)				(50,235)				(50,235)		(50,235)
Purchase of Class A common stock						2,231,940	(78,569)	(78,569)		(78,569)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $61			(2,510)			(42,611)	1,704	(806)		(806)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)			2,523					2,523		2,523
Dividend equivalents			136	(136)				-		-
Distributions to noncontrolling interests, net								-	(1,102)	(1,102)
Consolidated VIEs								-	1,223	1,223
Balance - September 30, 2019	129,766,091	$1,298	$682,003	$1,168,382	$(288,621)	23,950,582	$(949,620)	$613,442	$72,779	$686,221

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2019

(UNAUDITED)

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’
	Shares	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity
Balance - January 1, 2019	129,766,091	$1,298	$750,692	$1,195,563	$(273,818)	17,574,805	$(756,884)	$916,851	$53,242	$970,093
Comprehensive income (loss):
Net income				209,523				209,523	8,662	218,185
Other comprehensive loss - net of tax					(14,803)			(14,803)	-	(14,803)
Amortization of share-based incentive compensation			220,364					220,364	5,908	226,272
Dividend equivalents			24,492	(30,613)				(6,121)		(6,121)
Class A common stock dividends ($1.88 per share)				(205,559)				(205,559)		(205,559)
Purchase of Class A common stock						11,946,943	(430,281)	(430,281)		(430,281)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $4,419			(330,082)			(5,571,166)	237,545	(92,537)		(92,537)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)			16,005					16,005		16,005
Dividend equivalents			532	(532)				-		-
Distributions to noncontrolling interests, net								-	(7,720)	(7,720)
Consolidated VIEs								-	12,687	12,687
Balance - September 30, 2019	129,766,091	$1,298	$682,003	$1,168,382	$(288,621)	23,950,582	$(949,620)	$613,442	$72,779	$686,221

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2020

(UNAUDITED)

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’
	Shares	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity
Balance - July 1, 2020	112,766,091	$1,128	$52,274	$1,140,015	$(308,921)	7,785,103	$(283,899)	$600,597	$83,371	$683,968
Comprehensive income:
Net income				75,092				75,092	1,423	76,515
Other comprehensive income - net of tax					29,136			29,136	1	29,137
Amortization of share-based incentive compensation			39,292					39,292	379	39,671
Dividend equivalents			4,446	(4,990)				(544)	(1,186)	(1,730)
Class A common stock dividends ($0.47 per share)				(49,341)				(49,341)		(49,341)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $5			(1,377)			(24,906)	916	(461)		(461)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)			43					43		43
Dividend equivalents			465	(465)				-		-
Distributions to noncontrolling interests, net								-	(36)	(36)
Consolidated VIEs								-	933	933
Other				(1)				(1)		(1)
Balance - September 30, 2020	112,766,091	$1,128	$95,143	$1,160,310	$(279,785)	7,760,197	$(282,983)	$693,813	$84,885	$778,698

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2020

(UNAUDITED)

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’
	Shares	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity
Balance - January 1, 2020	112,766,091	$1,128	$41,020	$1,193,570	$(293,648)	8,513,493	$(332,079)	$609,991	$71,583	$681,574
Adjustment for cumulative effect on prior years from the adoption of new accounting guidance				(7,575)				(7,575)		(7,575)
Balance, as adjusted January 1, 2020	112,766,091	1,128	41,020	1,185,995	(293,648)	8,513,493	(332,079)	602,416	71,583	673,999
Comprehensive income (loss):
Net income (loss)				212,572				212,572	(4,650)	207,922
Other comprehensive income - net of tax					13,863			13,863	1	13,864
Amortization of share-based incentive compensation			177,428					177,428	2,948	180,376
Dividend equivalents			15,791	(17,530)				(1,739)	(3,558)	(5,297)
Class A common stock dividends ($1.41 per share)				(147,233)				(147,233)		(147,233)
Purchase of Class A common stock						2,912,035	(95,227)	(95,227)		(95,227)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $978			(139,933)	(74,228)		(3,644,119)	143,631	(70,530)		(70,530)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)			147					147		147
Delivery of Class A common stock			(692)			(21,212)	692	-		-
Dividend equivalents			1,382	(1,382)				-		-
Distributions to noncontrolling interests, net								-	(1,830)	(1,830)
Consolidated VIEs								-	20,391	20,391
Other				2,116				2,116		2,116
Balance - September 30, 2020	112,766,091	$1,128	$95,143	$1,160,310	$(279,785)	7,760,197	$(282,983)	$693,813	$84,885	$778,698

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of September 30, 2020 and December 31, 2019. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group, which is governed by an Amended and Restated Operating Agreement dated as of February 4, 2019 (the “Operating Agreement”).

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

The consolidated results of operations for the three month and nine month periods ended September 30, 2020 are not indicative of the results to be expected for any future interim or annual period.

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

Simplifying the Accounting for Income Taxes—In December 2019, the FASB issued new guidance to simplify the accounting for income taxes. The amendments include the removal of certain exceptions and various improvements. These improvements are related to the accounting for franchise tax based on income, evaluation of step up in tax basis of goodwill, allocation of consolidated tax expense to standalone legal entities, recognition of enacted change in tax laws or rates, and other minor changes. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2020. The Company plans to adopt the new guidance on January 1, 2021 and does not expect the adoption of the amendments to have a material impact to the Company’s financial statements.

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

The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Revenue:
Financial Advisory (a)	$305,473	$305,982	$909,245	$973,964

Asset Management:
Management Fees and Other (b)	$273,964	$298,752	$809,071	$910,321
Incentive Fees (c)	3,279	1,263	5,542	7,118
Total Asset Management	$277,243	$300,015	$814,613	$917,439

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

The Company’s receivables represent fee receivables, amounts due from customers and other receivables. The fee receivables are generally due within 60 days from the date of invoice except as related to certain Restructuring services and certain Capital Raising activities, specifically Private Capital Advisory services, which have fee receivables due upon specified contractual payment terms. For customer loans within customer and other receivables, the Company has elected to apply the practical expedient, in accordance with CECL guidance, for financial assets with collateral maintenance provisions, which results in no expected credit losses given that these loans are maintained with collateral having a fair value in excess of the carrying amount of the loans as of September 30, 2020.

Receivables are stated net of an estimated allowance for doubtful accounts determined in accordance with the CECL model, for general credit risk of the overall portfolio and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute.

For fee receivables, the allowance for doubtful accounts is determined together for all Financial Advisory fees, except for Private Capital Advisory given the different nature of the business, client composition, and risk characteristics. In addition, a separate allowance for doubtful accounts is determined for all Asset Management fees. The allowance is measured by the application of an average charge-off rate, determined annually based on historical bad debt charge-off experience, to the fee receivable balance of the respective services, adjusted for specific allowance recognized based on current conditions of individual clients. The current factors are considered on a quarterly basis and include the aging of the receivables, the clients’ ability to make payments, and the Company’s relationship with the client. In addition, the Company also performs a qualitative assessment on a quarterly basis to monitor economic factors and other uncertainties that may require additional adjustment to the expected credit loss allowance.

With respect to fees receivable from Financial Advisory activities, such receivables are generally deemed past due when they are outstanding 60 days from the date of invoice, except for certain transactions that include specific contractual payment terms that may vary from approximately one month to four years following the invoice date (as is the case for Private Capital Advisory fees) or may be subject to court approval (as is the case with Restructuring activities that include bankruptcy proceedings). In such cases, receivables are deemed past due when payment is not received by the agreed-upon contractual date or the court approval date, respectively. Financial Advisory fee receivables past due, from the date of invoice or the specific contractual payment terms, in excess of 180 days are fully provided for unless there is evidence that the balance is collectible. Notwithstanding our policy for receivables past due, any receivables that we determine are impaired result in specific reserves against such exposures. Asset Management fees are fully provided for when such receivables are outstanding 12 months after the invoice date. In addition, the Company specifically reserves against exposures relating to Asset Management fees where we determine receivables are impaired prior to being outstanding for 12 months.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Activity in the allowance for doubtful accounts for the three month and nine month periods ended September 30, 2020 and 2019 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Beginning Balance	$40,959	$33,535	$27,130	$40,164
Adjustment for adoption of new accounting guidance	-	-	7,575	-
Bad debt expense, net of reversals	(3,808)	(546)	5,108	(6,097)
Charge-offs, foreign currency translation and other adjustments	1,099	(1,701)	(1,563)	(2,779)
Ending Balance *	$38,250	$31,288	$38,250	$31,288

*The allowance for doubtful accounts balances are substantially all related to M&A and Restructuring fee receivables that include recoverable expense receivables.

Bad debt expense, net of reversals represents the current period provision of expected credit losses and is included in “operating expenses—other” on the condensed consolidated statements of operations.

Of the Company’s fee receivables at September 30, 2020 and December 31, 2019, $82,179 and $77,052, respectively, represented interest-bearing financing receivables for our Private Capital Advisory fees. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $492,919 and $586,086 at September 30, 2020 and December 31, 2019, respectively, approximates fair value.

5.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Interest-bearing deposits	$-	$517
Debt	-	100,000
Equities	38,103	48,521
Funds:
Alternative investments (a)	33,105	16,581
Debt (a)	133,702	113,579
Equity (a)	294,956	218,435
Private equity	35,379	34,362
	497,142	382,957
Total investments	535,245	531,995
Less:
Interest-bearing deposits	-	517
Investments, at fair value	$535,245	$531,478
Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$1,005	$12,894

(a)

Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $10,420, $99,356 and $240,433, respectively, at September 30, 2020 and $9,881, $78,360 and $170,897, respectively, at December 31, 2019, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 7 and 13).

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

During the three month and nine month periods ended September 30, 2020 and 2019, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to “equity securities and trading debt securities” still held as of the reporting date as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net unrealized investment gains (losses)	$17,834	$(590)	$16,896	$26,562

6.	FAIR VALUE MEASUREMENTS

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

The fair value of investments in private equity funds is classified as Level 3 for certain investments that are valued based on the potential transaction value as of September 30, 2020.

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

The following tables present, as of September 30, 2020 and December 31, 2019, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	September 30, 2020
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Equities	$36,492	$-	$1,611	$-	$38,103
Funds:
Alternative investments	16,315	-	-	16,790	33,105
Debt	133,697	-	-	5	133,702
Equity	294,917	-	-	39	294,956
Private equity	-	-	1,165	34,214	35,379
Derivatives	-	1,925	-	-	1,925
Total	$481,421	$1,925	$2,776	$51,048	$537,170
Liabilities:
Securities sold, not yet purchased	$1,005	$-	$-	$-	$1,005
Derivatives	-	285,946	-	-	285,946
Total	$1,005	$285,946	$-	$-	$286,951

	December 31, 2019
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$100,000	$-	$-	$-	$100,000
Equities	46,921	-	1,600	-	48,521
Funds:
Alternative investments	15,731	-	-	850	16,581
Debt	113,574	-	-	5	113,579
Equity	218,393	-	-	42	218,435
Private equity	-	-	1,371	32,991	34,362
Derivatives	-	1,395	-	-	1,395
Total	$494,619	$1,395	$2,971	$33,888	$532,873
Liabilities:
Securities sold, not yet purchased	$12,894	$-	$-	$-	$12,894
Derivatives	-	236,273	-	-	236,273
Total	$12,894	$236,273	$-	$-	$249,167

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month and nine month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,580	$1	$-	$-	$30	$1,611
Private equity funds	1,012	152	-	-	1	1,165
Total Level 3 Assets	$2,592	$153	$-	$-	$31	$2,776

	Nine Months Ended September 30, 2020
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,600	$58	$-	$-	$(47)	$1,611
Private equity funds	1,371	(207)	-	-	1	1,165
Total Level 3 Assets	$2,971	$(149)	$-	$-	$(46)	$2,776

	Three Months Ended September 30, 2019
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,606	$148	$-	$-	$(30)	$1,724
Private equity funds	2,131	15	-	-	-	2,146
Total Level 3 Assets	$3,737	$163	$-	$-	$(30)	$3,870

Liabilities:
Contingent consideration liability	$4,386	$(73)	$-	$(2,418)	$-	$1,895
Total Level 3 Liabilities	$4,386	$(73)	$-	$(2,418)	$-	$1,895

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

(a)

Earnings recorded in “other revenue” for investments in Level 3 assets for the three month and nine month periods ended September 30, 2020 and 2019 include net unrealized gains (losses) of $153, $(149), $163 and $149, respectively. Earnings recorded in “amortization and other acquisition-related costs” for the contingent consideration liability for the three month and nine month periods ended September 30, 2019 include unrealized (gains) losses of $(73) and $7,577, respectively.

(b)

Certain investments that were valued at NAV as of December 31, 2018 were transferred to Level 3 during the nine month period ended September 30, 2019 as these investments are valued based on a potential transaction value that differs from NAV.

There were no other transfers into or out of Level 3 within the fair value hierarchy during the three month and nine month periods ended September 30, 2020 and 2019.

The following tables present, at September 30, 2020 and December 31, 2019, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	September 30, 2020
						Investments Redeemable
	Fair Value	Unfunded Commitments		% of Fair Value Not Redeemable		Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$16,188	$-		NA		(a)	30-60 days
Other	602	-		NA		(b)	<30-30 days
Debt funds	5	-		NA		(c)	<30 days
Equity funds	39	-		NA		(d)	<30-60 days
Private equity funds:
Equity growth	34,214	5,935	(e)	100%	(f)	NA	NA
Total	$51,048	$5,935

(a)	monthly (99%) and quarterly (1%)
(b)	daily (8%) and monthly (92%)
(c)	daily (100%)
(d)	monthly (36%) and annually (64%)
(e)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $11,014 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

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

Investment Capital Funding Commitments—At September 30, 2020, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $5,370. The investment period for EGCP III ended on October 12, 2016, after which point the Company’s obligation to fund capital contributions for new investments in EGCP III expired. The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The table below presents the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 13) on the accompanying condensed consolidated statements of financial condition as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Derivative Assets:
Forward foreign currency exchange rate contracts	$1,127	$1,395
Total return swaps and other (a)	798	-
	$1,925	$1,395
Derivative Liabilities:
Forward foreign currency exchange rate contracts	$244	$1,720
Total return swaps and other (a)	118	8,527
LFI and other similar deferred compensation arrangements	285,584	226,026
	$285,946	$236,273

(a)

For total return swaps, amounts represent the netting of gross derivative assets and liabilities of $1,887 and $1,207 as of September 30, 2020, respectively, and $152 and $8,679 as of December 31, 2019, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets” and “other liabilities” as of September 30, 2020 and December 31, 2019, respectively.

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2020 and 2019, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Forward foreign currency exchange rate contracts	$(3,039)	$3,969	$(4,816)	$5,065
LFI and other similar deferred compensation arrangements	(11,261)	(1,764)	(15,427)	(22,118)
Total return swaps and other	(5,202)	1,324	1,835	(8,309)
Total	$(19,502)	$3,529	$(18,408)	$(25,362)

8.	PROPERTY

At September 30, 2020 and December 31, 2019, property consisted of the following:

	Estimated Depreciable	September 30,	December 31,
	Life in Years	2020	2019
Buildings	33	$148,303	$142,298
Leasehold improvements	3-20	227,937	197,358
Furniture and equipment	3-10	231,884	215,254
Construction in progress		23,693	32,477
Total		631,817	587,387
Less - Accumulated depreciation and amortization		398,336	367,545
Property		$233,481	$219,842

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at September 30, 2020 and December 31, 2019 are presented below:

	September 30,	December 31,
	2020	2019
Goodwill	$373,195	$371,773
Other intangible assets (net of accumulated amortization)	646	1,821
	$373,841	$373,594

At September 30, 2020 and December 31, 2019, goodwill of $308,654 and $307,232, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the nine month periods ended September 30, 2020 and 2019 are as follows:

	Nine Months Ended
	September 30,
	2020	2019
Balance, January 1	$371,773	$371,561
Foreign currency translation adjustments	1,422	(4,669)
Balance, September 30	$373,195	$366,892

All changes in the carrying amount of goodwill for the nine month periods ended September 30, 2020 and 2019 are attributable to the Company’s Financial Advisory segment.

The gross cost and accumulated amortization of other intangible assets as of September 30, 2020 and December 31, 2019, by major intangible asset category, are as follows:

	September 30, 2020			December 31, 2019
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/incentive fees	$35,271	$34,896	$375	$35,338	$33,840	$1,498
Management fees, customer relationships and non-compete agreements	34,965	34,694	271	34,788	34,465	323
	$70,236	$69,590	$646	$70,126	$68,305	$1,821

Amortization expense of intangible assets, included in “amortization and other acquisition-related costs” in the condensed consolidated statements of operations, for the three month and nine month periods ended September 30, 2020 was $458 and $1,359, respectively, and for the three month and nine month periods ended September 30, 2019 was $1,095 and $1,957, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense
2020 (October 1 through December 31)	$436
2021	60
2022	60
2023	60
2024	30
Total amortization expense	$646

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

10.	SENIOR DEBT

Senior debt is comprised of the following as of September 30, 2020 and December 31, 2019:

				Outstanding as of
	Initial		Annual	September 30, 2020			December 31, 2019
	Principal Amount	Maturity Date	Interest Rate(b)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2025 Senior Notes	$400,000	2/13/25	3.75%	$400,000	$2,062	$397,938	$400,000	$2,416	$397,584
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	300,000	2,526	297,474	300,000	2,822	297,178
Lazard Group 2028 Senior Notes	500,000	9/19/28	4.50%	500,000	7,142	492,858	500,000	7,814	492,186
Lazard Group 2029 Senior Notes (a)	500,000	3/11/29	4.375%	500,000	6,783	493,217	500,000	7,386	492,614
Total				$1,700,000	$18,513	$1,681,487	$1,700,000	$20,438	$1,679,562

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

The Company’s senior debt at September 30, 2020 and December 31, 2019 is carried at historical amounts of $1,681,487 and $1,679,562, respectively. At those dates, the fair value of such senior debt was approximately $1,917,000 and $1,839,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

On July 22, 2020, Lazard Group entered into an Amended and Restated Credit Agreement for a three-year, $200,000 senior revolving credit facility with a group of lenders, which expires in July 2023 (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement amended and restated Lazard Group’s amended and restated credit agreement, dated September 25, 2015 (the “Previous Credit Agreement”), in its entirety. Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. The Amended and Restated Credit Agreement contains certain covenants, events of default and other customary provisions, including customary LIBOR-replacement mechanics. At September 30, 2020 and December 31, 2019, no amounts were outstanding under the Amended and Restated Credit Agreement or the Previous Credit Agreement, respectively.

As of September 30, 2020, the Company had approximately $219,000 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement and unused lines of credit available to LFB of approximately $18,000.

The Amended and Restated Credit Agreement and the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of September 30, 2020, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

11.	COMMITMENTS AND CONTINGENCIES

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At September 30, 2020, LFB and LFNY had no such underwriting commitments.

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

Share Repurchase Program— Since 2018 and through the nine month period ended September 30, 2020, the Board of Directors of Lazard authorized the repurchase of Lazard Ltd Class A common stock, the only class of common stock of Lazard outstanding (“common stock”), as set forth in the table below:

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

Nine Months Ended September 30:	Number of Shares Purchased	Average Price Per Share
2019	11,946,943	$36.01
2020	2,912,035	$32.70

During the nine month periods ended September 30, 2020 and 2019, certain of our executive officers received common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the nine month period ended September 30, 2020, the Company purchased shares of common stock from certain of our executive officers. The aggregate value of all such purchases during the nine month periods ended September 30, 2020 and 2019 was approximately $10,000 and $14,600, respectively. Such shares of common stock are reported at cost.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

As of September 30, 2020, a total of $305,598 of share repurchase authorization remained available under the Company’s share repurchase program, $5,598 of which will expire on December 31, 2020 and $300,000 of which will expire on December 31, 2021.

During the nine month period ended September 30, 2020, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A and Series B preferred stock. Series A and Series B preferred shares were issued in connection with certain prior year business acquisitions and were each non-participating securities convertible into common stock, and had no voting or dividend rights. As of both September 30, 2020 and December 31, 2019, no shares of Series A or Series B preferred stock were outstanding.

Accumulated Other Comprehensive Income (Loss), Net of Tax—The tables below reflect the balances of each component of AOCI at September 30, 2020 and 2019 and activity during the three month and nine month periods then ended:

	Three Months Ended September 30, 2020
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, July 1, 2020	$(148,948)	$(159,975)	$(308,923)	$(2)	$(308,921)
Activity:
Other comprehensive income (loss) before reclassifications	34,326	(6,534)	27,792	1	27,791
Adjustments for items reclassified to earnings, net of tax	-	1,345	1,345	-	1,345
Net other comprehensive income (loss)	34,326	(5,189)	29,137	1	29,136
Balance, September 30, 2020	$(114,622)	$(165,164)	$(279,786)	$(1)	$(279,785)

	Nine Months Ended September 30, 2020
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2020	$(120,586)	$(173,064)	$(293,650)	$(2)	$(293,648)
Activity:
Other comprehensive income before reclassifications	5,964	3,045	9,009	1	9,008
Adjustments for items reclassified to earnings, net of tax	-	4,855	4,855	-	4,855
Net other comprehensive income	5,964	7,900	13,864	1	13,863
Balance, September 30, 2020	$(114,622)	$(165,164)	$(279,786)	$(1)	$(279,785)

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

The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month and nine month periods ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Amortization relating to employee benefit plans (a)	$1,757	$1,246	$5,943	$3,843
Less - related income taxes	412	172	1,088	524
Total reclassifications, net of tax	$1,345	$1,074	$4,855	$3,319

(a)	Included in the computation of net periodic benefit cost (see Note 14). Such amounts are included in “operating expenses—other” on the condensed consolidated statements of operations.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The tables below summarize net income (loss) attributable to noncontrolling interests for the three month and nine month periods ended September 30, 2020 and 2019 and noncontrolling interests as of September 30, 2020 and December 31, 2019 in the Company’s condensed consolidated financial statements:

	Net Income (Loss) Attributable to Noncontrolling Interests
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Edgewater	$168	$1,302	$(4,179)	$8,237
Consolidated VIEs	1,253	189	(474)	423
Other	2	1	3	2
Total	$1,423	$1,492	$(4,650)	$8,662

	Noncontrolling Interests as of
	September 30,	December 31,
	2020	2019
Edgewater	$44,119	$50,151
Profits interest participation rights	2,593	3,177
Consolidated VIEs	38,158	18,241
Other	15	14
Total	$84,885	$71,583

Dividends Declared, October 28, 2020—On October 28, 2020, the Board of Directors of Lazard declared a quarterly dividend of $0.47 per share on our common stock. The dividend is payable on November 20, 2020, to stockholders of record on November 9, 2020.

13.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2018 Plan, 2008 Plan and 2005 Equity Incentive Plan (the “2005 Plan”) and activity with respect thereto during the three month and nine month periods ended September 30, 2020 and 2019 is presented below.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs, profits interest participation rights, including PRPUs, and other share-based awards) and “professional services” expense (with respect to DSUs) within the Company’s accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Share-based incentive awards:
RSUs	$29,295	$37,206	$112,435	$140,597
PRSUs	636	14,291	5,627	16,540
Restricted Stock	5,423	7,274	22,969	24,871
Profits interest participation rights	4,121	6,224	37,172	42,105
DSUs	196	194	2,173	2,159
Total	$39,671	$65,189	$180,376	$226,272

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

RSUs generally include a dividend participation right that provides that, during the applicable vesting period, each RSU is attributed additional RSUs equivalent to any dividends paid on common stock during such period. During the nine month period ended September 30, 2020, dividend participation rights required the issuance of 489,971 RSUs and the associated charge to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”) was $14,918.

Non-executive members of the Board of Directors (“Non-Executive Directors”) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 60,022 DSUs being granted during the nine month period ended September 30, 2020. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of common stock at the time of cessation of service to the Board of Directors. DSUs include a cash dividend participation right equivalent to dividends paid on common stock.

Lazard Ltd’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of common stock on the date immediately preceding the date of the grant. During the nine month period ended September 30, 2020, 17,754 DSUs had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity relating to RSUs and DSUs during the nine month period ended September 30, 2020:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2020	10,387,566	$44.66	395,973	$38.01
Granted (including 489,971 RSUs relating to dividend participation)	3,332,581	$42.63	77,776	$27.94
Forfeited	(70,964)	$41.50	-	-
Settled	(4,469,676)	$46.66	-	-
Balance, September 30, 2020	9,179,507	$42.98	473,749	$36.35

In connection with RSUs that settled during the nine month period ended September 30, 2020, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,623,353 shares of common stock during such nine month period. Accordingly, 2,846,323 shares of common stock held by the Company were delivered during the nine month period ended September 30, 2020.

As of September 30, 2020, estimated unrecognized RSU compensation expense was $129,255, with such expense expected to be recognized over a weighted average period of approximately 0.8 years subsequent to September 30, 2020.

Restricted Stock

The following is a summary of activity related to shares of restricted common stock associated with compensation arrangements during the nine month period ended September 30, 2020:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2020	1,039,306	$41.79
Granted (including 28,948 relating to dividend participation)	690,800	$42.09
Forfeited	(17,371)	$39.37
Settled	(513,792)	$43.52
Balance, September 30, 2020	1,198,943	$41.25

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

In connection with shares of restricted common stock that settled during the nine month period ended September 30, 2020, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 175,332 shares of common stock during such nine month period. Accordingly, 338,460 shares of common stock held by the Company were delivered during the nine month period ended September 30, 2020.

Restricted stock awards granted in 2020 generally include a dividend participation right that provides that during the applicable vesting period each restricted stock award is attributed additional shares of restricted common stock equivalent to any dividends paid on common stock during such period. During the nine month period ended September 30, 2020, dividend participation rights required the issuance of 28,948 shares of restricted common stock and the associated charge to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”) was $872. With respect to awards granted prior to 2020, the restricted stock awards include a cash dividend participation right equivalent to dividends paid on common stock during the period, which will vest concurrently with the underlying restricted stock award. At September 30, 2020, estimated unrecognized restricted stock expense was $22,358, with such expense to be recognized over a weighted average period of approximately 0.8 years subsequent to September 30, 2020.

PRSUs

PRSUs are RSUs that are subject to both performance-based and service-based vesting conditions. The number of shares of common stock that a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics that relate to Lazard Ltd’s performance over a three-year period. The target number of shares of common stock subject to each PRSU is one; however, based on the achievement of the performance criteria, the number of shares of common stock that may be received in connection with each PRSU generally can range from zero to two times the target number. PRSUs will vest on a single date approximately three years following the date of the grant, provided the applicable service and performance conditions are satisfied. In addition, the performance metrics applicable to each PRSU will be evaluated on an annual basis at the end of each fiscal year during the performance period and, if Lazard Ltd has achieved a threshold level of performance with respect to the fiscal year, 25% of the target number of shares of common stock subject to each PRSU will no longer be at risk of forfeiture based on the achievement of performance criteria. PRSUs include dividend participation rights that provide that during vesting periods, the target number of PRSUs (or, following the relevant performance period, the actual number of shares of common stock that are no longer subject to performance conditions) receive dividend equivalents at the same rate that dividends are paid on common stock during such periods. These dividend equivalents are credited as RSUs that are not subject to the performance-based vesting criteria but are otherwise subject to the same restrictions as the underlying PRSUs to which they relate.

The following is a summary of activity relating to PRSUs during the nine month period ended September 30, 2020:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2020	797,705	$47.65
Settled	(550,650)	$43.54
Balance, September 30, 2020	247,055	$56.80

In connection with certain PRSUs that settled during the nine month period ended September 30, 2020, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 91,314 shares of common stock during such nine month period. Accordingly, 459,336 shares of common stock held by the Company were delivered during the nine month period ended September 30, 2020.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of September 30, 2020, the total estimated unrecognized compensation expense was $1,052, and the Company expects to amortize such expense over a weighted-average period of approximately 0.2 years subsequent to September 30, 2020.

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

Profits interest participation rights are a class of membership interests in Lazard Group that are intended to qualify as “profits interests” for U.S. federal income tax purposes, and are recorded as noncontrolling interests within stockholders’ equity in the Company’s condensed consolidated statements of financial condition until they are exchanged into common stock, at which time there is a reclassification to additional paid-in-capital.  The profits interest participation rights generally allow the recipient to realize value only to the extent that both (i) the service-based vesting conditions and, if applicable, the performance conditions, are satisfied, and (ii) an amount of economic appreciation in the assets of Lazard Group occurs as necessary to satisfy certain partnership tax rules (referred to as the "Minimum Value Condition") before the fifth anniversary of the grant date, otherwise the profits interest participation rights will be forfeited.  Upon satisfaction of such conditions, profits interest participation rights that are in parity with the value of common stock will be exchanged on a one-for-one basis for shares of common stock. If forfeited based solely on failing to meet the Minimum Value Condition, the associated compensation expense would not be reversed. With regard to the profits interest participation rights granted in February 2019, the Minimum Value Condition was met during the nine month period ended September 30, 2020.

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

In addition, the performance metrics applicable to each PRPU will be evaluated on an annual basis at the end of each fiscal year during the performance period, and, if Lazard Ltd has achieved a threshold level of performance with respect to the fiscal year, 25% of the target number of PRPUs will no longer be at risk of forfeiture based on the achievement of performance criteria. Profits interest participation rights are allocated income, subject to vesting and settled in cash, in respect of dividends paid on common stock.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity relating to profits interest participation rights, including PRPUs, during the nine month period ended September 30, 2020:

	Profits Interest Participation Rights	Weighted Average Grant Date Fair Value
Balance, January 1, 2020	1,462,702	$38.65
Granted	1,060,373	$42.89
Balance, September 30, 2020 (a)	2,523,075	$40.43

(a)

Table includes 1,050,778 PRPUs, which represents the target number of PRPUs granted as of September 30, 2020, including 486,611 PRPUs granted during the nine month period ended September 30, 2020. The weighted average grant date fair values for PRPUs and other profits interest participation rights outstanding as of January 1, 2020 and those granted during the nine month period ended September 30, 2020 were, in each case, the same for PRPUs and other profits interest participation rights. The weighted average grant date fair values for PRPUs and other profits interest participation rights outstanding as of September 30, 2020 were $40.61 and $40.30, respectively.

Compensation expense recognized for profits interest participation rights, including PRPUs, is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value.  As of September 30, 2020, the total estimated unrecognized compensation expense was $25,754, and the Company expects to amortize such expense over a weighted-average period of approximately 1.0 years subsequent to September 30, 2020.

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

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the nine month period ended September 30, 2020:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2020	$74,597	$226,026
Granted	143,289	143,289
Settled	-	(102,946)
Forfeited	(1,367)	(4,485)
Amortization	(91,314)	-
Change in fair value related to:
Increase in fair value of underlying investments	-	15,427
Adjustment for estimated forfeitures	-	7,126
Other	100	1,147
Balance, September 30, 2020	$125,305	$285,584

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.0 years subsequent to September 30, 2020.

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Amortization, net of forfeitures	$25,897	$23,325	$95,322	$85,469
Change in the fair value of underlying investments	11,261	1,764	15,427	22,118
Total	$37,158	$25,089	$110,749	$107,587

14.	EMPLOYEE BENEFIT PLANS

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

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s pension plans for the three month and nine month periods ended September 30, 2020 and 2019:

	Pension Plans
	Three Months Ended September 30,
	2020	2019
Components of Net Periodic Benefit Cost (Credit):
Service cost	$224	$223
Interest cost	3,013	3,716
Expected return on plan assets	(6,750)	(6,697)
Amortization of:
Prior service cost	28	26
Net actuarial loss (gain)	1,729	1,220
Settlement loss	622	2,280
Net periodic benefit cost (credit)	$(1,134)	$768

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	Pension Plans
	Nine Months Ended September 30,
	2020	2019
Components of Net Periodic Benefit Cost (Credit):
Service cost	$594	$635
Interest cost	8,906	11,476
Expected return on plan assets	(19,813)	(20,596)
Amortization of:
Prior service cost	82	82
Net actuarial loss (gain)	5,861	3,761
Settlement loss	2,132	5,802
Net periodic benefit cost (credit)	$(2,238)	$1,160

15.BUSINESS REALIGNMENT

The Company conducted a review of its business, which resulted in a realignment that included employee reductions and the closing of subscale offices and investment strategies, most of which were completed during the third quarter of 2019.

Expenses associated with the business realignment for the three month and nine month periods ended September 30, 2019 were as follows:

	Financial Advisory	Asset Management	Corporate	Total
Compensation and benefits	$35,658	$13,144	$317	$49,119
Other	-	1,335	1,000	2,335
Total	$35,658	$14,479	$1,317	$51,454

Activity related to the obligations pursuant to the business realignment during the nine month period ended September 30, 2020 was as follows:

	Accrued Compensation and Benefits	Other Liabilities	Total
Balance, January 1, 2020	$20,210	$5,068	$25,278
Less:
Costs paid or otherwise settled	(18,304)	(5,068)	(23,372)
Balance, September 30, 2020	$1,906	$-	$1,906

16.	INCOME TAXES

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

The Company recorded income tax provisions of $28,165 and $76,720 for the three month and nine month periods ended September 30, 2020, respectively, and $4,177 and $55,536 for the three month and nine month periods ended September 30, 2019, respectively, representing effective tax rates of 26.9%, 27.0%, 8.0% and 20.3%, respectively. The difference between the U.S. federal statutory rate of 21.0% and the effective tax rates reflected above principally relates to (i) the tax impact of differences in the value of share based incentive compensation and other discrete items, (ii) foreign source income (loss) not subject to U.S. income taxes (including interest on intercompany financings), (iii) taxes payable to foreign jurisdictions that are not offset against U.S. income taxes, (iv) change in the U.S. federal valuation allowance affecting the provision for income taxes, (v) U.S. state and local taxes,

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

which are incremental to the U.S. federal statutory tax rate, and (vi) impact of U.S. tax reform, including base erosion and anti-abuse tax.

17.	NET INCOME PER SHARE OF COMMON STOCK

The Company issued certain profits interest participation rights, including certain PRPUs, that the Company is required under U.S. GAAP to treat as participating securities and therefore the Company is required to utilize the “two-class” method of computing basic and diluted net income per share.

The Company’s basic and diluted net income per share calculations using the “two-class” method for the three month and nine month periods ended September 30, 2020 and 2019 are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income attributable to Lazard Ltd	$75,092	$46,704	$212,572	$209,523
Add - adjustment for earnings attributable to participating securities	(1,505)	(625)	(3,867)	(2,229)
Net income attributable to Lazard Ltd - basic	73,587	46,079	208,705	207,294
Add - adjustment for earnings attributable to participating securities	1,203	-	3,386	5
Net income attributable to Lazard Ltd - diluted	$74,790	$46,079	$212,091	$207,299
Weighted average number of shares of Class A common stock outstanding	104,989,881	106,730,627	104,728,241	109,474,950
Add - adjustment for shares of common stock issuable on a non-contingent basis	2,178,734	2,555,100	1,983,306	1,595,445
Weighted average number of shares of common stock outstanding - basic	107,168,615	109,285,727	106,711,547	111,070,395
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of common stock issuable from share-based incentive compensation	6,012,949	4,595,963	6,218,283	5,888,646
Weighted average number of shares of common stock outstanding - diluted	113,181,564	113,881,690	112,929,830	116,959,041
Net income attributable to Lazard Ltd per share of common stock:
Basic	$0.69	$0.42	$1.96	$1.87
Diluted	$0.66	$0.40	$1.88	$1.77

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

18.	RELATED PARTIES

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Investment advisory fees relating to such services were $131,885 and $386,413 for the three month and nine month periods ended September 30, 2020, respectively, and $141,365 and $438,733 for the three month and nine month periods ended September 30, 2019, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $40,402 and $54,561 remained as receivables at September 30, 2020 and December 31, 2019, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.

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

The cumulative liability relating to our obligations under the Amended and Restated Tax Receivable Agreement as of September 30, 2020 and December 31, 2019 was $221,890 and $247,344, respectively, and is recorded in “tax receivable agreement obligation” on the condensed consolidated statements of financial condition. The balance at September 30, 2020 reflects a payment made under the Amended and Restated Tax Receivable Agreement in the nine months ended September 30, 2020 of $25,454.

See Note 12 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

19.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $5, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At September 30, 2020, LFNY’s regulatory net capital was $170,634, which exceeded the minimum requirement by $166,999. LFNY’s aggregate indebtedness to net capital ratio was 0.32:1 as of September 30, 2020.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At September 30, 2020, the aggregate regulatory net capital of the U.K. Subsidiaries was $163,187, which exceeded the minimum requirement by $140,741.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At September 30, 2020, the consolidated regulatory net capital of CFLF was $141,052, which exceeded the minimum requirement set for regulatory capital levels by $80,801. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At June 30, 2020, the regulatory net capital of the combined European regulated group was $168,490, which exceeded the minimum requirement set for regulatory capital levels by $66,347. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At September 30, 2020, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $154,340, which exceeded the minimum required capital by $126,722.

At September 30, 2020, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the three month and nine month periods ended September 30, 2020 and 2019 is prepared using the following methodology:

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

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2020	2019	2020	2019
Financial Advisory	Net Revenue	$305,473	$305,982	$909,245	$973,964
	Operating Expenses	266,150	307,147	764,012	863,646
	Operating Income	$39,323	$(1,165)	$145,233	$110,318
Asset Management	Net Revenue	$277,243	$300,015	$814,613	$917,439
	Operating Expenses	200,194	225,819	600,012	652,188
	Operating Income	$77,049	$74,196	$214,601	$265,251
Corporate	Net Revenue	$(5,038)	$(14,929)	$(35,874)	$(25,971)
	Operating Expenses	6,654	5,729	39,318	75,877
	Operating Loss	$(11,692)	$(20,658)	$(75,192)	$(101,848)
Total	Net Revenue	$577,678	$591,068	$1,687,984	$1,865,432
	Operating Expenses	472,998	538,695	1,403,342	1,591,711
	Operating Income	$104,680	$52,373	$284,642	$273,721

	As Of
	September 30, 2020	December 31, 2019
Total Assets
Financial Advisory	$1,089,410	$1,144,339
Asset Management	800,309	821,641
Corporate	3,577,278	3,673,601
Total	$5,466,997	$5,639,581

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

21.	CONSOLIDATED VIEs

The Company’s consolidated VIEs as of September 30, 2020 and December 31, 2019 include certain funds that were established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement.  Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.  The Company’s consolidated VIE assets and liabilities as reflected in the condensed consolidated statements of financial condition consist of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$3,848	$3,826
Customers and other receivables	1,061	102
Investments (a)	154,454	97,474
Other assets	397	245
Total Assets	$159,760	$101,647

LIABILITIES
Deposits and other customer payables	$215	$62
Other liabilities	985	513
Total Liabilities	$1,200	$575

(a)

Includes $120,608 and $83,036 of LFI held by Lazard Group which is eliminated in the condensed consolidated statements of financial condition as of September 30, 2020 and December 31, 2019, respectively.

22.	COVID-19

On March 11, 2020, the World Health Organization declared the coronavirus (“COVID-19”) a pandemic. In response, on March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security (CARES) Act into law, and the United States Congress continues to discuss additional stimulus measures.  Several governments in jurisdictions that encompass the Company’s largest offices and most significant operations implemented strict social distancing measures in the first quarter of 2020, and such governments continue to review and modify such measures.  In response, the Company implemented remote work arrangements for most of its employees and restricted business travel in the first quarter of 2020; these arrangements and restrictions have been modified as governments modified applicable social distancing measures.  These arrangements have not materially affected our ability to maintain and conduct our business operations, including the operation of financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.  While the COVID-19 pandemic has adversely affected the global economy, the nature and extent of COVID-19’s effect on the Company’s operational and financial performance will continue to depend on future developments, including the course of the pandemic, the success of governments in relaxing social distancing measures and restarting economic activity, the efficacy of monetary and fiscal measures taken or that may be taken in the future and the potential for structural damage to the economy due to the sharp drop in aggregate demand and, particularly in the U.S., a high level of unemployment, all of which are uncertain and difficult to predict considering the rapidly evolving landscape.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Ltd’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”). All references to “2020,” “2019,” “third quarter,” “first nine months” or “the period” refer to, as the context requires, the three month and nine month periods ended September 30, 2020 and September 30, 2019.

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

Our consolidated net revenue was derived from the following segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Financial Advisory	53%	52%	54%	52%
Asset Management	48	51	48	49
Corporate	(1)	(3)	(2)	(1)
Total	100%	100%	100%	100%

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

During the third quarter of 2020, the coronavirus (“COVID-19”) pandemic continued to have a negative impact on economic activity around the world. Governments and central banks have taken extraordinary measures to support local economies and capital markets, but the macroeconomic outlook remains uncertain while significant health risks persist.

Lazard’s offices around the world have continued to operate in the context of applicable local regulations and guidelines regarding business activity, and in the third quarter of 2020, the majority of our employees worked remotely, employing virtual and secure cloud-based systems.

While the global M&A market strengthened in the third quarter of 2020, we continue to expect a challenging business environment in the near term due to elevated uncertainty and capital markets volatility.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•

Financial Advisory—During this period of financial stress and uncertainty, we are focused on serving clients with our depth of expertise in capital structure, capital raising, debt negotiations and restructuring and exchange offers. Announced M&A transaction volumes are recovering to pre-COVID-19 levels, but we still expect there to be elevated uncertainty in the near term. We are seeing increased activity in our restructuring, capital advisory and sovereign advisory practices, however, the increased activity in these areas may not fully offset the anticipated decline in M&A activity in the near term. The global scale and breadth of our Financial Advisory business allows us to advise on a wide range of strategic and restructuring transactions across a variety of industries. In addition, we continue to invest in our Financial Advisory business by selectively hiring talented senior professionals and continuing to focus on our M&A, restructuring and other advisory services.

•

Asset Management—In the short to intermediate term, we normally would expect most investor demand to come through financial institutions, and from defined benefit and defined contribution plans in developed economies because of their sheer scope and size. However, the uncertainties in capital markets arising from the COVID-19 pandemic may negatively impact our business in a manner that we cannot predict. Over the longer term, and depending upon local and global market conditions, we would expect an increasing share of our AUM to come from the developing economies around the globe, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Given our diversified investment platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from opportunities across the asset management industry despite the current challenges that markets have created for that industry. We are continually developing new investment strategies that extend our existing platforms and assessing potential product acquisitions or other inorganic growth opportunities. Among other efforts, we have been particularly focused on continuing to incorporate environmental, social and corporate governance (“ESG”) considerations, as appropriate, into our investment research and launching strategies that use ESG factors to drive long-term investment returns. In addition to these new ESG and sustainable strategies, recent examples of growth initiatives include the following: various Quantitative Equity strategies, U.S. Systematic Equity strategies, new convertible bond strategies, and a new long/short credit strategy.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions, including the subset of completed transactions involving values greater than $500 million, decreased in the first nine months of 2020 as compared to 2019. With respect to announced M&A transactions, the value and number of all transactions, including the subset of announced transactions involving values greater than $500 million, decreased in the first nine months of 2020 as compared to 2019.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	% Incr / (Decr)	2020	2019	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$675	$1,060	(36)%	$2,242	$2,849	(21)%
Number	7,060	9,294	(24)%	22,669	27,355	(17)%
Deals Greater than $500 million:
Value	$503	$848	(41)%	$1,739	$2,210	(21)%
Number	194	290	(33)%	662	846	(22)%
Announced M&A Transactions:
All deals:
Value	$1,145	$832	38%	$2,272	$3,007	(24)%
Number	7,818	9,399	(17)%	23,638	27,505	(14)%
Deals Greater than $500 million:
Value	$923	$615	50%	$1,707	$2,367	(28)%
Number	315	284	11%	709	854	(17)%

Source: Dealogic as of October 5, 2020.

Global restructuring activity during the first nine months of 2020, as measured by the number of corporate defaults, increased as compared to the first nine months of 2019. The number of defaulting issuers was 166 in the first nine months of 2020 according to Moody’s Investors Service, Inc, as compared to 64 in the first nine months of 2019.

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

Asset Management

Equity market indices for major markets at September 30, 2020 generally increased as compared to such indices at December 31, 2019 and September 30, 2019 with the exception of Euro Stoxx, which decreased as compared to both periods. The percentage change in major equity market indices at September 30, 2020, as compared to such indices at June 30, 2020, December 31, 2019 and at September 30, 2019, is shown in the table below.

	Percentage Changes September 30, 2020 vs.
	June 30, 2020	December 31, 2019	September 30, 2019
MSCI World Index	8%	2%	11%
Euro Stoxx	(1)%	(13)%	(8)%
MSCI Emerging Market	10%	(1)%	11%
S&P 500	9%	6%	15%

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

Corporate segment total assets represented 65% of Lazard’s consolidated total assets as of September 30, 2020, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, deferred tax assets and certain assets associated with LFB.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	($ in thousands)
Net Revenue	$577,678	$591,068	$1,687,984	$1,865,432
Operating Expenses:
Compensation and benefits	354,625	391,363	1,025,948	1,136,087
Non-compensation	117,915	146,310	376,035	446,090
Amortization and other acquisition-related costs	458	1,022	1,359	9,534
Total operating expenses	472,998	538,695	1,403,342	1,591,711
Operating Income	104,680	52,373	284,642	273,721
Provision for income taxes	28,165	4,177	76,720	55,536
Net Income	76,515	48,196	207,922	218,185
Less - Net Income (Loss) Attributable to Noncontrolling Interests	1,423	1,492	(4,650)	8,662
Net Income Attributable to Lazard Ltd	$75,092	$46,704	$212,572	$209,523
Operating Income, as a % of net revenue	18.1%	8.9%	16.9%	14.7%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	($ in thousands)
Operating Revenue:
Net revenue	$577,678	$591,068	$1,687,984	$1,865,432
Adjustments:
Interest expense (a)	18,688	18,535	55,994	54,046
Distribution fees, reimbursable deal costs and bad debt expense (b)	(12,016)	(15,413)	(50,336)	(53,102)
(Revenue) loss related to noncontrolling interests (c)	(4,042)	(4,164)	(3,443)	(18,254)
(Gains) losses on investments pertaining to LFI (d)	(11,261)	(1,764)	(15,427)	(22,118)
Private equity investment (e)	-	-	-	11,948
Operating revenue	$569,047	$588,262	$1,674,772	$1,837,952

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

(e)	Represents the write-down of a private equity investment to its potential transaction value.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$354,625	$391,363	$1,025,948	$1,136,087
Adjustments:
Expenses associated with the business realignment	-	(49,119)	-	(49,119)
Noncontrolling interests (a)	(1,936)	(2,230)	(5,658)	(8,028)
(Charges) credits pertaining to LFI (b)	(11,261)	(1,764)	(15,427)	(22,118)
Adjusted compensation and benefits expense	$341,428	$338,250	$1,004,863	$1,056,822
Adjusted compensation and benefits expense, as a % of operating revenue	60.0%	57.5%	60.0%	57.5%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)

Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$117,915	$146,310	$376,035	$446,090
Adjustments:
Expenses associated with the business realignment	-	(1,810)	-	(1,810)
Expenses associated with ERP system implementation (a)	-	(2,362)	-	(13,193)
Expenses relating to office space reorganization (b)	(2,311)	(1,143)	(8,462)	(1,143)
Distribution fees, reimbursable deal costs and bad debt expense (c)	(12,016)	(15,413)	(50,336)	(53,102)
Charges pertaining to senior debt refinancing (d)	-	-	-	(6,505)
Noncontrolling interests (e)	(507)	(397)	(1,907)	(1,401)
Adjusted non-compensation expense	$103,081	$125,185	$315,330	$368,936
Adjusted non-compensation expense, as a % of operating revenue	18.1%	21.3%	18.8%	20.1%

(a)	Represents expenses associated with the Enterprise Resource Planning (“ERP”) system implementation.
(b)	Represents incremental rent expense related to office space reorganization.
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

(e)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	($ in thousands)
Earnings From Operations:
Operating revenue	$569,047	$588,262	$1,674,772	$1,837,952
Deduct:
Adjusted compensation and benefits expense	(341,428)	(338,250)	(1,004,863)	(1,056,822)
Adjusted non-compensation expense	(103,081)	(125,185)	(315,330)	(368,936)
Earnings from operations	$124,538	$124,827	$354,579	$412,194
Earnings from operations, as a % of operating revenue	21.9%	21.2%	21.2%	22.4%

Headcount information is set forth below:

	As of
	September 30, 2020	December 31, 2019	September 30, 2019
Headcount:
Managing Directors:
Financial Advisory	169	163	169
Asset Management	105	104	108
Corporate	22	19	18
Total Managing Directors	296	286	295
Other Business Segment Professionals and Support Staff:
Financial Advisory	1,398	1,355	1,390
Asset Management	994	986	993
Corporate	411	391	403
Total	3,099	3,018	3,081

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

Three Months Ended September 30, 2020 versus September 30, 2019

The Company reported net income attributable to Lazard Ltd of $75 million, as compared to net income attributable to Lazard Ltd of $47 million in the 2019 period.

Net revenue decreased $13 million, or 2%, with operating revenue decreasing $19 million, or 3%, as compared to the 2019 period. Fee revenue from investment banking and other advisory activities remained substantially the same as compared to the 2019 period. Asset management fees, including incentive fees, decreased $22 million, or 8%, as compared to the 2019 period. In the aggregate, interest income, other revenue and interest expense increased $8 million, as compared to the 2019 period.

Compensation and benefits expense (which included $49 million associated with the business realignment in the 2019 period) decreased $37 million, or 9%, as compared to the 2019 period.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $341 million, an increase of $3 million, or 1%, as compared to $338 million in the 2019 period. The ratio of adjusted compensation and benefits expense to operating revenue was 60.0% for the 2020 period, as compared to 57.5% for the 2019 period.

Non-compensation expense decreased $28 million, or 19%, as compared to the 2019 period, primarily due to decreased marketing and business development expenses. Adjusted non-compensation expense decreased $22 million, or 18%, as compared to the 2019 period. The ratio of adjusted non-compensation expense to operating revenue was 18.1% for the 2020 period, as compared to 21.3% for the 2019 period.

Amortization and other acquisition-related costs decreased $1 million as compared the 2019 period.

Operating income increased $52 million, or 100%, as compared to the 2019 period.

Earnings from operations remained substantially the same as compared to the 2019 period, and, as a percentage of operating revenue, was 21.9%, as compared to 21.2% in the 2019 period.

The provision for income taxes reflects an effective tax rate of 26.9%, as compared to 8.0% for the 2019 period. The increase in the effective tax rate principally relates to a reduction in discrete benefits and changes in the geographic mix of earnings.

Net income (loss) attributable to noncontrolling interests remained substantially the same as compared to the 2019 period.

Nine Months Ended September 30, 2020 versus September 30, 2019

The Company reported net income attributable to Lazard Ltd of $213 million, as compared to net income attributable to Lazard Ltd of $210 million in the 2019 period.

Net revenue decreased $177 million, or 10%, with operating revenue decreasing $163 million, or 9%, as compared to the 2019 period. Fee revenue from investment banking and other advisory activities decreased $63 million, or 7%, as compared to the 2019 period. Asset management fees, including incentive fees, decreased $96 million, or 11%, as compared to the 2019 period. In the aggregate, interest income, other revenue and interest expense decreased $18 million, as compared to the 2019 period.

Compensation and benefits expense (which included $49 million associated with the business realignment in the 2019 period) decreased $110 million, or 10%, as compared to the 2019 period.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $1,005 million, a decrease of $52 million, or 5%, as compared to $1,057 million in the 2019 period. The ratio of adjusted compensation and benefits expense to operating revenue was 60.0% for the 2020 period, as compared to 57.5% for the 2019 period.

Non-compensation expense decreased $70 million, or 16%, as compared to the 2019 period, primarily due to decreased marketing and business development expenses. Adjusted non-compensation expense decreased $54 million, or 15%, as compared to the 2019 period. The ratio of adjusted non-compensation expense to operating revenue was 18.8% for the 2020 period, as compared to 20.1% in the 2019 period.

Amortization and other acquisition-related costs decreased $8 million compared to the 2019 period.

Operating income increased $11 million, or 4%, as compared to the 2019 period.

Earnings from operations decreased $58 million, or 14%, as compared to the 2019 period, and, as a percentage of operating revenue, was 21.2%, as compared to 22.4% in the 2019 period.

The provision for income taxes reflects an effective tax rate of 27.0%, as compared to 20.3% for the 2019 period. The increase in the effective tax rate principally relates to a reduction in discrete benefits, partially offset by changes in the geographic mix of earnings.

Net income (loss) attributable to noncontrolling interests reflects a loss of $5 million as compared to income of $9 million in the 2019 period.

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

Financial Advisory

The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	($ in thousands)
Net Revenue	$305,473	$305,982	$909,245	$973,964
Operating Expenses	266,150	307,147	764,012	863,646
Operating Income	$39,323	$(1,165)	$145,233	$110,318
Operating Income, as a % of net revenue	12.9%	(0.4)%	16.0%	11.3%

Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	65	69	178	199
Percentage of total Financial Advisory net revenue from top 10 clients	39%	44%	25%	22%
Number of M&A transactions completed with values greater than $500 million (a)	10	16	45	52

(a)	Source: Dealogic as of October 5, 2020.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Americas	70%	72%	67%	70%
EMEA	28	27	31	29
Asia Pacific	2	1	2	1
Total	100%	100%	100%	100%

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

Three Months Ended September 30, 2020 versus September 30, 2019

Financial Advisory net revenue remained substantially the same as compared to the 2019 period.

Operating expenses decreased $41 million, or 13%, as compared to the 2019 period, primarily due to decreases in compensation and benefits expense and marketing and business development expenses. Operating expenses in the 2019 period included $36 million associated with the business realignment.

Financial Advisory operating income was $39 million as compared to operating loss of $1 million in the 2019 period and, as a percentage of net revenue, was 12.9%, as compared to (0.4)% in the 2019 period.

Nine Months Ended September 30, 2020 versus September 30, 2019

Financial Advisory net revenue decreased $65 million, or 7%, as compared to the 2019 period. The decrease in Financial Advisory net revenue was primarily a result of a decrease in the number of M&A fees greater than $5 million, partially offset by higher Restructuring fees as compared to the 2019 period.

Operating expenses decreased $100 million, or 12%, as compared to the 2019 period, primarily due to decreases in compensation and benefits expense and marketing and business development expenses. Operating expenses in the 2019 period included $36 million associated with the business realignment.

Financial Advisory operating income was $145 million, an increase of $35 million, or 32%, as compared to operating income of $110 million in the 2019 period and, as a percentage of net revenue, was 16.0%, as compared to 11.3% in the 2019 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	September 30, 2020	December 31, 2019
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$29,942	$40,612
Global	48,382	49,759
Local	43,559	48,985
Multi-Regional	61,872	66,185
Total Equity	183,755	205,541
Fixed Income:
Emerging Markets	12,743	14,387
Global	9,948	9,233
Local	5,554	5,450
Multi-Regional	11,252	9,193
Total Fixed Income	39,497	38,263
Alternative Investments	2,283	2,149
Private Equity	1,396	1,385
Cash Management	821	901
Total AUM	$227,752	$248,239

Total AUM at September 30, 2020 was $228 billion, a decrease of $20 billion, or 8%, as compared to total AUM of $248 billion at December 31, 2019 due to net outflows, market depreciation and foreign exchange depreciation. Average AUM for the three month and nine month periods ended September 30, 2020 decreased 3% and 6% as compared to the three month and nine month periods ended September 30, 2019.

As of September 30, 2020 approximately 87% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, as compared to 86% as of December 31, 2019. As of September 30, 2020 approximately 13% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, as compared to 14% as of December 31, 2019.

As of September 30, 2020, AUM with foreign currency exposure represented approximately 69% of our total AUM, as compared to 67% as of December 31, 2019. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month and nine month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$173,515	$8,013	$(9,654)	$(1,641)	$8,969	$2,912	$183,755
Fixed Income	36,884	2,991	(1,616)	1,375	480	758	39,497
Other	4,305	245	(180)	65	75	55	4,500
Total	$214,704	$11,249	$(11,450)	$(201)	$9,524	$3,725	$227,752

(a)

Inflows in the Equity asset class were primarily attributable to the Multi-Regional, Global and Emerging Markets platforms, and inflows in the Fixed Income asset class were primarily attributable to the Global and Multi-Regional platforms. Outflows in the Equity asset class were primarily attributable to the Local, Multi-Regional and Emerging Markets equity platforms, and outflows in the Fixed Income asset class were primarily attributable to the Emerging Markets and Global platforms.

	Nine Months Ended September 30, 2020
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$205,541	$22,615	$(34,092)	$(11,477)	$(10,034)	$(275)	$183,755
Fixed Income	38,263	7,632	(7,356)	276	1,109	(151)	39,497
Other	4,435	713	(594)	119	(59)	5	4,500
Total	$248,239	$30,960	$(42,042)	$(11,082)	$(8,984)	$(421)	$227,752

(a)

Inflows in the Equity asset class were primarily attributable to the Global, Multi-Regional and Local platforms, and inflows in the Fixed Income asset class were primarily attributable to the Global and Multi-Regional platforms. Outflows in the Equity asset class were primarily attributable to the Multi-Regional, Local and Emerging Markets equity platforms, and outflows in the Fixed Income asset class were primarily attributable to the Emerging Markets, Global and Multi-Regional platforms.

	Three Months Ended September 30, 2019
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

	Nine Months Ended September 30, 2019
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

As of October 23, 2020, AUM was $234.3 billion, a $6.5 billion increase since September 30, 2020. The increase in AUM was due to market appreciation of $4.7 billion, foreign exchange appreciation of $1.2 billion and net inflows of $0.6 billion.

Average AUM for the three month and nine month periods ended September 30, 2020 and 2019 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	($ in millions)
Average AUM by Asset Class:
Equity	$182,191	$191,434	$176,972	$192,219
Fixed Income	39,355	37,688	37,353	35,723
Alternative Investments	2,250	2,411	2,087	2,570
Private Equity	1,399	1,385	1,401	1,399
Cash Management	851	960	839	974
Total Average AUM	$226,046	$233,878	$218,652	$232,885

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	($ in thousands)
Net Revenue	$277,243	$300,015	$814,613	$917,439
Operating Expenses	200,194	225,819	600,012	652,188
Operating Income	$77,049	$74,196	$214,601	$265,251
Operating Income, as a % of net revenue	27.8%	24.7%	26.3%	28.9%

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Americas	50%	54%	51%	55%
EMEA	38	34	37	34
Asia Pacific	12	12	12	11
Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2020 versus September 30, 2019

Asset Management net revenue decreased $23 million, or 8%, as compared to the 2019 period. Management fees and other revenue was $274 million, a decrease of $25 million, or 8%, as compared to $299 million in the 2019 period, primarily due to a decrease in average AUM and change in asset mix. Incentive fees were $3 million, an increase of $2 million as compared to $1 million in the 2019 period.

Operating expenses decreased $26 million, or 11%, as compared to the 2019 period primarily due to decreases in compensation and benefits expense and marketing and business development expenses. Operating expenses in the 2019 period included $14 million associated with the business realignment.

Asset Management operating income was $77 million, an increase of $3 million, or 4%, as compared to operating income of $74 million in the 2019 period and as a percentage of net revenue, was 27.8%, as compared to 24.7% in the 2019 period.

Nine Months Ended September 30, 2020 versus September 30, 2019

Asset Management net revenue decreased $103 million, or 11%, as compared to the 2019 period. Management fees and other revenue was $809 million, a decrease of $101 million, or 11%, as compared to $910 million in the 2019 period, primarily due to a decrease in average AUM and change in asset mix. Incentive fees were $6 million, a decrease of $1 million as compared to $7 million in the 2019 period.

Operating expenses decreased $52 million, or 8%, as compared to the 2019 period primarily due to decreases in compensation and benefits expense, marketing and business development expenses and fund distribution related fees. Operating expenses in the 2019 period included $14 million associated with the business realignment.

Asset Management operating income was $215 million, a decrease of $51 million, or 19%, as compared to operating income of $265 million in the 2019 period and, as a percentage of net revenue, was 26.3%, as compared to 28.9% in the 2019 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	($ in thousands)
Interest Income	$(116)	$3,330	$2,586	$9,358
Interest Expense	(18,946)	(18,814)	(56,796)	(54,827)
Net Interest (Expense)	(19,062)	(15,484)	(54,210)	(45,469)
Other Revenue (Expense)	14,024	555	18,336	19,498
Net Revenue (Expense)	(5,038)	(14,929)	(35,874)	(25,971)
Operating Expenses	6,654	5,729	39,318	75,877
Operating Income (Loss)	$(11,692)	$(20,658)	$(75,192)	$(101,848)

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2020 versus September 30, 2019

Net interest expense increased $4 million, or 23%, as compared to the 2019 period.

Other revenue increased $13 million as compared to the 2019 period primarily due to higher income in the 2020 period attributable to investments held in connection with LFI.

Operating expenses increased $1 million as compared to the 2019 period.

Nine Months Ended September 30, 2020 versus September 30, 2019

Net interest expense increased $9 million, or 19%, as compared to the 2019 period.

Other revenue decreased $1 million as compared to the 2019 period.

Operating expenses decreased $37 million as compared to the 2019 period, primarily due to a decrease in compensation and benefits expense and other operating expenses.

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

Summary of Cash Flows:

	Nine Months Ended
	September 30,
	2020	2019
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$208	$218
Adjustments to reconcile net income to net cash provided by operating activities (a)	388	392
Other operating activities (b)	(341)	(291)
Net cash provided by operating activities	255	319
Investing activities	(34)	(41)
Financing activities (c)	(384)	(189)
Effect of exchange rate changes	52	(92)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(111)	(3)
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	2,456	2,292
End of Period	$2,345	$2,289

(a)	Consists of the following:

	Nine Months Ended
	September 30,
	2020	2019
	($ in millions)
Depreciation and amortization of property	$26	$25
Noncash lease expense	47	40
Amortization of deferred expenses and share-based incentive compensation	283	317
Deferred tax provision (benefit)	31	(6)
Amortization and other acquisition-related costs	1	9
Loss on extinguishment of debt	-	7
Total	$388	$392

(b)	Includes net changes in operating assets and liabilities.
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

Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”. In the first nine months of 2020, as reflected on the condensed consolidated statements of financial condition, both “deposits with banks and short-term investments” and “deposits and other customer payables” were relatively flat as compared to December 31, 2019, and reflect the level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.

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

We regularly monitor our liquidity position, including cash levels, investments in U.S. Treasury securities, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At September 30, 2020, Lazard had approximately $1,110 million of cash, with such amount including approximately $612 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings. We expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

As of September 30, 2020, Lazard had approximately $219 million in unused lines of credit available to it, including a $200 million, three-year, senior revolving credit facility with a group of lenders that expires in July 2023 (the “Amended and Restated Credit Agreement”) and unused lines of credit available to LFB of approximately $18 million.

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended September 30, 2020, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.94 to 1.00 and its Consolidated Interest Coverage Ratio being 11.61 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of September 30, 2020.

In addition, the Amended and Restated Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions and also contains customary LIBOR-replacement mechanics. At September 30, 2020, the Company was in compliance with all of these provisions.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities should be sufficient for us to fund our current obligations for the next 12 months.

Financing Activities

The table below sets forth our corporate indebtedness as of September 30, 2020 and December 31, 2019. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		September 30, 2020			December 31, 2019
Senior Debt	Maturity Date	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2025 Senior Notes	2025	$400.0	$2.1	$397.9	$400.0	$2.4	$397.6
Lazard Group 2027 Senior Notes	2027	300.0	2.5	297.5	300.0	2.8	297.2
Lazard Group 2028 Senior Notes	2028	500.0	7.1	492.9	500.0	7.8	492.2
Lazard Group 2029 Senior Notes	2029	500.0	6.8	493.2	500.0	7.4	492.6
		$1,700.0	$18.5	$1,681.5	$1,700.0	$20.4	$1,679.6

During March 2019, Lazard Group completed an offering of the 2029 Notes. Lazard Group used a portion of the net proceeds of the 2029 Notes to redeem or otherwise retire the remaining 2020 Notes in transactions that occurred during March 2019 and April 2019.

The indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants (none of which relate to financial condition), events of default and other customary provisions. At September 30, 2020, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Stockholders’ Equity

At September 30, 2020, total stockholders’ equity was $779 million, as compared to $682 million at December 31, 2019, including $694 million and $610 million attributable to Lazard Ltd on the respective dates. The net activity in stockholders’ equity during the nine month period ended September 30, 2020 is reflected in the table below (in millions of dollars):

Stockholders’ Equity - January 1, 2020	$682
Adjustment for cumulative effect on prior years from the adoption of new accounting guidance	(8)
Balance, as adjusted January 1, 2020	674
Increase (decrease) due to:
Net income	208
Other comprehensive income	14
Amortization of share-based incentive compensation	180
Purchase of common stock	(95)
Settlement of share-based incentive compensation (a)	(71)
Common stock dividends	(147)
Other - net	16
Stockholders’ Equity - September 30, 2020	$779

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

Nine Months Ended September 30:	Number of Shares Purchased	Average Price Per Share
2019	11,946,943	$36.01
2020	2,912,035	$32.70

As of September 30, 2020, a total of $306 million of share repurchase authorization remained available under the Company’s share repurchase program, $6 million of which will expire on December 31, 2020 and $300 million of which will expire on December 31, 2021.

During the nine month period ended September 30, 2020, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

On October 28, 2020, the Board of Directors of Lazard declared a quarterly dividend of $0.47 per share on our common stock. The dividend is payable on November 20, 2020 to stockholders of record on November 9, 2020.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of September 30, 2020:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior debt (including interest)	$2,203,417	$70,250	$140,500	$532,292	$1,460,375
Operating leases (exclusive of $13,279 of committed sublease income)	744,451	22,452	158,818	129,630	433,551
Investment capital funding commitments (a)	5,935	5,935	-	-	-
Total (b)	$2,953,803	$98,637	$299,318	$661,922	$1,893,926

(a)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $11,014 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders. See Note 6 of Notes to Condensed Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.

(b)

The table above excludes contingent obligations, given the inability to make a reasonably reliable estimate of the timing of the amounts of any such payments. The table above also excludes any possible payments for uncertain tax positions and payments pursuant to the Company’s tax receivable agreement, given that the actual amount and timing of payments under the tax receivable agreement could differ materially from our estimates. At September 30, 2020, a tax receivable agreement obligation of $221,890 was recorded on the condensed consolidated statements of financial condition. See “Critical Accounting Policies and Estimates – Income Taxes” below. See also Notes 11, 13, 14, 16 and 18 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans, income taxes and tax receivable agreement obligations, respectively.

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

With respect to fees receivable from Financial Advisory activities, such receivables are generally deemed past due when they are outstanding 60 days from the date of invoice, except for certain transactions that include specific contractual payment terms which may vary from approximately one month to four years following the invoice date (as is the case for Private Capital Advisory fees) or may be subject to court approval (as is the case with Restructuring activities that include bankruptcy proceedings). In such cases, receivables are deemed past due when payment is not received by the agreed-upon contractual date or the court approval date, respectively. Financial Advisory fee receivables past due, from the date of the invoice or specific contractual payment terms, in excess of 180 days are fully provided for unless there is evidence that the balance is collectible. Notwithstanding our policy for receivables past due, any receivables that we determine are impaired result in specific reserves against such exposures. Asset Management fees are fully provided for when such receivables are outstanding 12 months after the invoice date. In addition, the Company specifically reserves against exposures relating to Asset Management fees where we determine receivables are impaired prior to being outstanding for 12 months.

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

The cumulative liability relating to our obligations under the Amended and Restated Tax Receivable Agreement recorded as of September 30, 2020 and December 31, 2019 was $222 million and $247 million, respectively, and is recorded in “tax receivable agreement obligation” on the condensed consolidated statements of financial condition.

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

Data relating to investments is set forth below:

	September 30, 2020	December 31, 2019
	($ in thousands)
Seed investments by asset class:
Equities (a)	$88,671	$93,535
Fixed income	12,525	13,923
Alternative investments	21,846	5,850
Total seed investments	123,042	113,308
Other investments owned:
Private equity (b)	19,796	23,588
Interest-bearing deposits	-	517
Fixed income and other (c)	26,615	124,670
Total other investments owned	46,411	148,775
Subtotal	169,453	262,083
Add:
Private equity consolidated, not owned (d)	15,583	10,774
LFI (e)	350,209	259,138
Total investments	$535,245	$531,995

(a)	At September 30, 2020 and December 31, 2019, seed investments in directly owned equity securities were invested as follows:

	September 30, 2020	December 31, 2019
Percentage invested in:
Financials	21%	26%
Consumer	34	32
Industrial	11	15
Technology	22	16
Other	12	11
Total	100%	100%

(b)

Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $17 million and $20 million as of September 30, 2020 and December 31, 2019, respectively.

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

(e)

Composed of investments held in connection with LFI and other similar deferred compensation arrangements. The market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to awards expected to vest. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives.  LFI investments held in entities in which the Company maintained a controlling interest were $152 million in nine entities as of September 30, 2020, as compared to $93 million in eight entities as of December 31, 2019.

At September 30, 2020 and December 31, 2019, total investments with a fair value of $535 million and $531 million, respectively, included $51 million and $34 million, respectively, or 10% and 6%, respectively, of investments that were classified using NAV or its equivalent as a practical expedient. See Notes 5 and 6 of Notes to Condensed Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of September 30, 2020 and December 31, 2019, the Company held seed investments of approximately $123 million and $113 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $61 million in eight entities as of September 30, 2020, as compared to $47 million in seven entities as of December 31, 2019.

As of September 30, 2020 and December 31, 2019, the Company did not consolidate or deconsolidate any seed investment entities or LFI investment entities with the exception of the consolidation of certain LFI funds (see Note 21 of Notes to the Condensed Consolidated Financial Statements). As such, 100% of the recorded balance of seed investments and substantially all of LFI investments as of September 30, 2020 and December 31, 2019 represented the Company’s economic interest in the seed and LFI investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed and LFI investment entities.

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

Equity Market Price Risk—At September 30, 2020 and December 31, 2019, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $105 million and $85 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $0.3 million and $1.0 million in the carrying value of such investments as of September 30, 2020 and December 31, 2019, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At September 30, 2020 and December 31, 2019, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $43 million and $153 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $1.0 million in the carrying value of such investments as of both September 30, 2020 and December 31, 2019, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At September 30, 2020 and December 31, 2019, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $52 million and $37 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a decrease of approximately $1.0 million and $0.2 million in the carrying value of such investments as of September 30, 2020 and December 31, 2019, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At September 30, 2020 and December 31, 2019, the Company’s exposure to changes in fair value of such investments was approximately $20 million and $24 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $2.0 million and $2.4 million in the carrying value of such investments as of September 30, 2020 and December 31, 2019, respectively.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At September 30, 2020, total receivables amounted to $575 million, net of an allowance for doubtful accounts of $38 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 81% and 19% of total receivables, respectively. At December 31, 2019, total receivables amounted to $663 million, net of an allowance for doubtful accounts of $27 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 81% and 19% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit (primarily for clients of LFG). At September 30, 2020 and December 31, 2019, customer receivables included $84 million and $76 million, respectively, of LFB loans, with such loans being fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $2 million and $1 million at September 30, 2020 and December 31, 2019, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $0.4 million and $10 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $286 million and $226 million at September 30, 2020 and December 31, 2019, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of September 30, 2020, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $11 million in the event interest rates were to increase by 1% and decrease by approximately $11 million if rates were to decrease by 1%.

As of September 30, 2020, the Company’s cash and cash equivalents totaled approximately $1,110 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and (iii) in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

The outbreak of a novel strain of coronavirus (“COVID-19”) continues to affect the global community and our business, financial condition and results of operations. The nature and severity of the impact remains highly uncertain, and the extent to which COVID-19 affects our operations and heightens the risks described in the section entitled “Risk Factors” in our Form 10-K will continue to depend largely on future developments, including the course of the pandemic and the extent of actions that have been or may be taken to contain or address its impact. These actions, many of which have been implemented in various jurisdictions worldwide, include, but are not limited to, declarations of states of emergency, business closures, restrictions on businesses’ ability to pay dividends or make distributions, restrictions on in-person meetings and travel, or other similar restrictions and limitations. While such actions may be, or have been, relaxed or suspended, they may also be reinstated as the pandemic continues to evolve, and the relaxation or suspension of such actions may not be successful in restarting economic activity. The scope and timing of any such actions or reinstatements remains difficult to predict.

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

None.

Issuer Repurchases of Equity Securities

The following table sets forth information regarding Lazard’s purchases of its common stock on a monthly basis during the third quarter of 2020. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2020
Share Repurchase Program (1)	-	$-	-	$305.6	million
Employee Transactions (2)	1,166	$27.78	-	-
August 1 – August 31, 2020
Share Repurchase Program (1)	-	$-	-	$305.6	million
Employee Transactions (2)	998	$31.55	-	-
September 1 – September 30, 2020
Share Repurchase Program (1)	-	$-	-	$305.6	million
Employee Transactions (2)	12,398	$31.67	-	-
Total
Share Repurchase Program (1)	-	$-	-	$305.6	million
Employee Transactions (2)	14,562	$31.35	-	-

(1)	Since 2018 and through the nine months ended September 30, 2020, the Board of Directors of Lazard authorized the repurchase of common stock as set forth in the table below.
Date	Repurchase Authorization	Expiration
	($ in thousands)
April 2018	$300,000	December 31, 2020
October 2018	$300,000	December 31, 2020
February 2019	$300,000	December 31, 2020
October 2019	$300,000	December 31, 2021

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

(2)

Under the terms of the 2008 Plan and the 2018 Plan, upon the vesting of RSUs, PRSUs, DSUs and delivery of restricted common stock, shares of common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended September 30, 2020, the Company satisfied such obligations in lieu of issuing (i) 13,452 shares of common stock upon the vesting or settlement of 36,335 RSUs and (ii) 1,110 shares of common stock upon the vesting of 3,133 shares of restricted common stock.

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

10.18

Amended and Restated Credit Agreement, dated as of July 22, 2020, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on August 4, 2020).

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

Dated: November 2, 2020

LAZARD LTD

By:	/s/ Evan L. Russo
Name:	Evan L. Russo
Title:	Chief Financial Officer

By:	/s/ Dominick Ragone
Name:	Dominick Ragone
Title:	Chief Accounting Officer