Form 10-K
period 2020-12-31
Lazard Ltd
filed 2021-02-26
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If the Registrant is an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2020 was approximately $2,946,212,351.

As of January 29, 2021, there were 112,766,091 shares of the Registrant’s Class A common stock outstanding (including 8,466,856 shares held by subsidiaries).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2021 annual general meeting of shareholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13 and 14.

LAZARD LTD

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

i

Part I

When we use the terms “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd’s primary operating asset is its indirect ownership as of December 31, 2020 of all of the common membership interests in Lazard Group and its controlling interest in Lazard Group. When we use the term “common stock”, we mean Class A common stock of Lazard Ltd, the only class of common stock of Lazard outstanding.

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

We continue to build our Financial Advisory business by fostering long-term, senior-level relationships with existing and new clients as their independent advisor on strategic transactions and other matters. We seek to build and sustain long-term relationships with our clients rather than focusing simply on individual transactions, a practice that we believe enhances our access to senior management of major corporations and institutions around the world. We emphasize providing clients with senior-level focus during all phases of transaction analysis and execution.

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

We earned $1 million or more from 261 clients for the year ended December 31, 2020. For the year ended December 31, 2020, the ten largest fee paying clients constituted approximately 19% of our Financial Advisory segment net revenue, with no client individually contributing more than 10% of segment net revenue.

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

In addition to seeking business centered in the regions described above, we historically have focused in particular on advising clients with respect to cross-border transactions. We believe that we are particularly well known for our legacy of offering broad teams of professionals who are indigenous to their respective regions, who have long-term client relationships, capabilities and know-how in their respective regions and who will coordinate with our professionals who have global sector expertise. We also believe that this positioning affords us insight around the globe into key industry, economic, governmental and regulatory issues and developments, which we can bring to bear on behalf of our clients.

Services Offered

We advise clients on a wide range of strategic and financial issues. When we advise clients on the potential acquisition of another company, business or certain assets, our services include evaluating potential acquisition targets, providing valuation analyses, evaluating and proposing financial and structural alternatives and rendering, if appropriate, fairness opinions. We also may advise as to the timing, financing and pricing of a proposed acquisition and assist in negotiating and closing the acquisition. In addition, we may assist in executing an acquisition by acting as a dealer-manager in transactions structured as a tender or exchange offer.

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

When we assist clients in connection with shareholder advisory and corporate preparedness matters, our services may include reviewing and analyzing the business and financial condition of the company, providing insights on the company’s shareholders, assisting in the evaluation of environmental, social and governance (ESG) matters, and advising on defense measures and strategic alternatives potentially available to the company. Our advice may relate to a broad range of matters including M&A and capital markets transactions and activist situations.

When we assist clients in connection with their capital structure, we typically review and analyze structural alternatives, assist in long-term capital planning and advise and assist with respect to rating agency discussions and relationships, among other things.

When we assist clients in raising private or public market financing or capital, our services include assisting clients in connection with securing, refinancing or restructuring bank loans or other debt, securing venture capital funding, originating and executing, or participating in, public underwritings and private placements of securities, and originating and executing private placements of partnership and similar interests in alternative investment funds such as leveraged buyout, mezzanine or real estate focused funds.

We are at the forefront of providing independent advice to governments and governmental agencies in connection with economic developments. Lazard’s Sovereign Advisory Group has advised a number of countries and institutions with respect to sovereign debt and other financial matters.

Staffing

We staff each of our assignments with a team of quality professionals who have appropriate product, industry and geographic expertise. We pride ourselves on, and we believe we differentiate ourselves from our competitors by, being able to offer a high level of attention from senior personnel to our clients and organizing ourselves in such a way that managing directors who are responsible for securing and maintaining client relationships also actively participate in providing related advice and services. Our managing directors have significant experience, and many of them are able to use this experience to advise on M&A, financings, restructurings, capital structure, shareholder advisory and other transactions or financial matters, depending on our clients’ needs. Many of our managing directors and senior employees come from diverse backgrounds, such as senior leadership positions in corporations, government, law and strategic consulting, which we believe enhances our ability to offer sophisticated advice and customized solutions to our clients. As of December 31, 2020, our Financial Advisory segment had 171 managing directors and 1,384 other professionals and support staff.

Industries Served

We seek to offer our services across most major industry groups, including, in many cases, sub-industry specialties. Managing directors and professionals in our M&A practice are organized to provide advice in the following major industry practice areas:

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

In addition to our M&A and Restructuring practices, we also maintain specialties in the following distinct practice areas within our Financial Advisory business:

•	government and sovereign advisory;
•	capital structure and debt advisory;
•	shareholder and corporate preparedness advisory;
•	fundraising and arranging liquidity for third-party alternative investment funds; and
•	corporate finance and other services, including private placements, underwritten offerings related to our Financial Advisory business and transactions involving the exchange or issuance of securities.

We endeavor to coordinate the activities of the professionals in these areas with our M&A industry specialists in order to offer clients customized teams of cross-functional expertise spanning both industry and practice area expertise.

Strategy

Our focus in our Financial Advisory business is on:

•	investing in our intellectual capital through senior professionals who we believe have strong client relationships and industry expertise;
•	increasing our contacts with existing clients to further enhance our long-term relationships and our efforts in developing new client relationships;
•	developing new client relationships;
•	expanding the breadth and depth of our industry expertise and selectively adding or reinforcing practice areas, such as our Capital Advisory, Shareholder Advisory and Sovereign Advisory groups;
•	coordinating our industry specialty activities on a global basis and increasing the integration of our industry experts in M&A with our other professionals;
•	selectively bolstering our existing presence in certain local markets;
•	broadening our geographic presence by adding new offices where opportunities arise;
•	investing in our technology infrastructure and data science capabilities to enhance our business; and
•	deploying our intellectual capital, strong client relationships and other assets to generate new revenue streams.

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

Our top ten clients accounted for 27% of our total assets under management (“AUM”) for the year ended December 31, 2020, with no client individually contributing more than 10% of our Asset Management segment net revenue. Approximately 87% of our AUM as of December 31, 2020 was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 13% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

The charts below illustrate the mix of our AUM as of December 31, 2020, measured by broad product strategy and by office location.

Our Asset Management business maintains offices in New York, Amsterdam, Bordeaux, Boston, Brussels, Chicago, Dubai, Dublin, Frankfurt, Geneva, Hamburg, Hong Kong, London, Lyon, Madrid, Melbourne, Milan, Montreal, Nantes, Paris, San Francisco, Seoul, Singapore, Sydney, Tokyo, Toronto and Zurich. These operations, with 105 managing directors and 1,012 other professionals and support staff as of December 31, 2020, provide our Asset Management business with both a global presence and a local identity.

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

In our Asset Management business, we conduct investment research on a global basis to develop market, industry and company-specific insights and evaluate investment opportunities. Many of our global equity analysts, located in our worldwide offices, are organized around global industry sectors.

Investment Strategies

Our Asset Management business provides equity, fixed income, cash management and alternative investment strategies to our clients, paying close attention to our clients’ varying and expanding investment needs. We offer the following product platform of investment strategies:

	Global	Multi-Regional	Local	Emerging Markets
Equity

Global

Large Capitalization

Small Capitalization

Thematic

Listed Infrastructure

Quantitative

Multi-Asset

Managed Volatility

Real Assets

Multi-Factor

Sustainable

Global Ex

Global Ex-U.K.

Global Ex-Japan

Global Ex-Australia

Global Ex-U.S.

Thematic

Robotics

Health

Gender Diversity

Pan-European

Large Capitalization

Small Capitalization

Multi-Capitalization Value

Quantitative

Eurozone

Large Capitalization

Small Capitalization

Continental European

Small Capitalization

Multi Capitalization

Eurozone

Euro-Trend (Thematic)

Asian

Asia Ex-Japan

Quantitative

Europe, Australasia and Far East

Large Capitalization

Small Capitalization

Multi-Capitalization

Quantitative

Sustainable

U.S.

Large Capitalization

Small/Mid Capitalization

Multi-Capitalization

Sustainable

Quantitative Small Capitalization

U.K.

U.K. (Large Capitalization)

U.K. (Small Capitalization)

U.K. Quantitative

France

France (Large Capitalization)

France (Small Capitalization)

Asia Pacific

Australia

Japan

Global Large Capitalization Small Capitalization Frontier Equities Quantitative Multi-Asset Managed Volatility Middle East North Africa Middle East North Africa

Fixed Income and Cash Management	Global Core/Core Plus High Yield Short Duration Convertibles	Pan-European Core High Yield Cash Management Duration Overlay Convertibles Eurozone Fixed Income Cash Management Corporate Bonds Scandinavian Short Duration	U.S. Core/Core Plus High Yield Short Duration Municipals Cash Management Non-U.S. U.K.	Global Emerging Debt Emerging Corporate

Alternative	Global Convertibles Arbitrage/Relative Value Multi-Asset Commodities	European Long/Short Equity International Long/Short Equity	U.S. Quantitative Long/Short Equity Long/Short Credit Non-U.S. Japan Long/Short	Global Emerging Income Emerging Debt

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

We also have become a leading firm in managing mutual funds, sub-advisory funds and separately managed accounts for many of the world’s largest broker-dealers, insurance companies, registered advisors and other financial intermediaries.

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
•

expanded our product platform, including through the addition of long/short equity strategies, sustainable strategies, quantitative equity strategies, long/short credit capabilities and thematically oriented strategies;

•	invested in our technology infrastructure and data science capabilities to enhance our business; and
•	continued to expand the geographic reach of our Asset Management business, including expanding our offices in Switzerland, Italy and Asia.

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

We engage in selected alternative investments and private equity activities. In 2009, we established a private equity business with The Edgewater Funds (“Edgewater”), a Chicago-based private equity firm, through the acquisition of Edgewater’s management vehicles. As of December 31, 2020, Edgewater had approximately $1.4 billion of AUM and unfunded fee-earning commitments.

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

Human Capital

We believe that our people are our most important asset. Their talent, integrity and engagement have shaped our success in the past, and they are instrumental to our ability to achieve sustainable growth and deliver value for our shareholders in the future. We strive to create a culture that fosters excellence, collaboration, innovation, empowerment, inclusion and engagement.

Our human capital efforts are overseen by our Board of Directors, with a focus on cultivating a workplace environment that attracts a diversity of perspectives and exceptional talent. In February 2018, after several years of meeting on an ad hoc basis, our Board of Directors formally established its Workplace and Culture Committee to assist and advise management on cultivating and reinforcing a workplace culture that helps attract, motivate and retain talented people; fosters productivity and professional and personal development; values diversity and inclusion; and encourages its people to engage with each other and their communities. The Company has several areas of focus to support these objectives:

Attracting and Retaining Talent. We offer competitive compensation packages to recruit and retain exceptional talent. We offer a variety of employee benefits, including comprehensive health insurance coverage, flexible retirement and health care savings account plans and family planning and support services. We also invest in wellness programs that are broadly inclusive and support varied lifestyles. We further believe that the equity-based portion of our compensation program fosters a greater sense of ownership among our senior employees and aligns their interests with those of our shareholders.

Talent Development. We seek to hire talented and motivated individuals and prioritize their continued education and training. The Company works to support the success and growth of its employees through a collaborative and dynamic 360-degree performance management and review cycle. Furthermore, through investments in technology, we have enhanced knowledge management and collaboration tools across our businesses.

Diversity, Inclusion and Equality. We strive to cultivate a workforce comprised of people with different backgrounds and experiences, which we believe creates an environment of cognitive diversity that promotes new ideas and innovation. We seek to foster diversity through the creation and development of a variety of employee resource groups, which connect our employees with individuals across the firm, contribute to our inclusive culture and provide opportunities for individuals to give back to their communities through volunteering and educational outreach.

Personal Well-Being. The Company invests in the well-being of our employees by offering benefits intended to meet the varied and evolving needs of our diverse workforce across businesses and geographies. The Company addresses this through its Work to Wellness program, a global initiative that educates, motivates and empowers employees to maintain a healthy lifestyle in and out of the workplace. We offer a wide range of resources to support employees and their families’ emotional and financial well-being. We have also made investments in technology that enable remote and hybrid working options.

Community. The Company promotes community engagement through our Work for Good initiative, which supports employee initiatives to volunteer with a variety of local charities. Volunteering through our Work for Good program allows employees to make a positive impact in their communities and share experiences with their colleagues outside of the workplace. In addition to Work for Good, the Company encourages participation in, among others, the Lazard Foundation in the U.S. and Give as You Earn in the U.K., which host additional volunteer opportunities and charitable fundraising events.

Employees. As of December 31, 2020, we employed approximately 3,100 full-time people based in 40 cities across 25 countries. We operate through two business segments: our Financial Advisory business included 171 managing directors and 1,384 professionals and support staff, and our Asset Management business included 105 managing directors and 1,012 professionals and support staff. Our Corporate segment included 21 managing directors and 413 professionals and support staff. Generally, our employees are not subject to collective bargaining agreements, except that our employees in certain of our offices, including France and Italy, are covered by national, industry-wide collective bargaining agreements. We believe that we have good relations with our employees.

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

While we believe our independent advisory perspective and global footprint offers a uniquely competitive position, many of our competitors are large, consolidated financial institutions that have the ability to offer a wider range of products, including loans, insurance, foreign exchange, hedging, research, brokerage and underwriting services, which may enhance their competitive position. They also may have the ability to support clients with other financial services in an effort to gain market share, which could result in pricing pressure in our business or loss of opportunities for us. At the same time, demand for independent financial advice has created opportunities for new entrants, including a number of boutique financial advisory firms. These boutique firms frequently compete, among other factors, on the basis of their independent financial advice, and their activities also could result in pricing and other competitive pressure in our businesses. In some circumstances, our competitors may offer financial products or services that we do not offer, such as low-cost passive or private investment vehicles. We compete based on the quality and breadth of our products and innovative solutions we offer, which is derived from our objectivity, differentiated insights and fundamental research orientation.

Competition is also intense in each of our businesses for the attraction and retention of qualified employees, and we compete, among other factors, on the level and nature of compensation and long-term incentives, workplace culture and opportunities for professional and personal development for our employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees, in each case, at appropriate compensation levels.

See Item 1A, “Risk Factors—The financial services industry, and all of the businesses in which we compete, are intensely competitive” below.

Regulation

Our businesses, like the financial services industry generally, are subject to extensive regulation throughout the world. As a matter of public policy, regulatory bodies are generally charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our stockholders or creditors. Many of our affiliates that participate in securities markets are subject to comprehensive regulations that include some form of minimum capital retention requirements and customer protection rules. In the U.S., certain of our subsidiaries are subject to such regulations promulgated by the United States Securities and Exchange Commission (the “SEC”) and/or the Financial Industry Regulatory Authority (“FINRA”). Standards, requirements and rules implemented throughout the European Union are broadly comparable in scope and purpose to the regulatory capital and customer protection requirements imposed under the SEC and FINRA rules. European Union directives also permit local regulation in each jurisdiction, including those in which we operate, to be more restrictive than the requirements of such European Union-wide directives. These sometimes burdensome local requirements can result in certain competitive disadvantages to us.

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

Our principal U.S. broker-dealer subsidiary, Lazard Frères & Co. LLC (“LFNY”), through which we conduct most of our U.S. Financial Advisory business, is currently registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in all 50 U.S. states, the District of Columbia and Puerto Rico. As such, LFNY is subject to regulations governing most aspects of the securities business, including regulations regarding minimum capital retention requirements, record-keeping and reporting procedures, relationships with customers, experience and training requirements for certain employees and business procedures with firms that are not members of certain regulatory bodies. Lazard Asset Management Securities LLC (“LAM Securities”), a subsidiary of Lazard Asset Management LLC (“LAM LLC”), is registered as a broker-dealer with the SEC and FINRA and in all 50 U.S. states, the District of Columbia and Puerto Rico. Lazard Middle Market LLC is registered as a broker-dealer with the SEC and FINRA and as a broker-dealer in various U.S. states and territories.

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

Executive Officers of the Registrant

Set forth below are the name, age, present title, principal occupation and certain biographical information for each of our executive officers as of February 16, 2021, all of whom have been appointed by, and serve at the discretion of, our board of directors.

Kenneth M. Jacobs, 62

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

Evan L. Russo, 46

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

Ashish Bhutani, 60

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

Scott D. Hoffman, 58

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

Peter Orszag, 52

Mr. Orszag became Chief Executive Officer of Financial Advisory in June 2019. Prior to that he was Lazard’s Head of North American Mergers & Acquisitions since July 2018 and Global Co-Head of Healthcare since November 2016. Mr. Orszag joined Lazard in May 2016 as a Vice Chairman of Investment Banking from Citigroup, where he was Vice Chairman of Corporate and Investment Banking and Chairman of the Financial Strategy and Solutions Group from January 2011 to February 2016. Mr. Orszag served as the Director of the Office of Management and Budget in the Obama Administration from January 2009 to July 2010, and was the Director of the

Congressional Budget Office from January 2007 to December 2008. Mr. Orszag is a member of the Board of Directors of the Peterson Institute for International Economics, the Mt. Sinai Medical Center and New Visions for Public Schools in New York, and is a member of the National Academy of Medicine.

Alexandra Soto, 51

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

Alexander F. Stern, 54

Mr. Stern became President of Lazard Ltd and Lazard Group in June 2019. In addition, in December 2020, Mr. Stern became Executive Chairman and a director of Lazard Growth Acquisition Corp. I. Mr. Stern has served as a Managing Director of Lazard since January 2002, and prior to becoming President was Chief Executive Officer, Financial Advisory since April 2015, Chief Operating Officer of Lazard Ltd and Lazard Group since November 2008, and Global Head of Strategy since February 2006. Mr. Stern joined Lazard in 1994 and previously held various positions with Patricof & Co. Ventures and IBM. Mr. Stern is the chairman of the Board of Directors of LUNGevity Foundation and a member of the Board of Overseers for the School of Engineering and Applied Sciences of the University of Pennsylvania.

Where You Can Find Additional Information

Lazard Ltd files current, annual and quarterly reports, proxy statements and other information required by the Exchange Act with the SEC. The Company’s SEC filings are available to the public from the SEC’s internet site at http://www.sec.gov.

Our public website is http://www.lazard.com and the investor relations section thereof hosts our SEC filings. We will make available free of charge, on or through the investor relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request of any Lazard Ltd shareholder to the Investor Relations Department, are charters for the Company’s Audit Committee, Compensation Committee, Nominating & Governance Committee and Workplace and Culture Committee. Copies of these charters and our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees are also posted on the investor relations section of our website in the corporate governance subsection.

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

Risk Factors Summary

The following is a summary of certain material risks of which we are aware. You should carefully consider this summary, together with the more detailed description of each risk factor contained below.

•

Difficult market conditions can adversely affect our business in many ways, including by reducing the volume of transactions involving our Financial Advisory business and reducing the value or performance of the assets we manage in our Asset Management business.

•

Fluctuations in foreign currency exchange rates could reduce our stockholders’ equity and net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM.

•	Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios.
•	Our business, financial condition and results of operations could be materially adversely affected by the COVID-19 pandemic.
•	Due to the nature of our business, financial results could differ significantly from period to period, which may make it difficult for us to achieve steady earnings growth on a quarterly basis.
•

Failure to retain our managing directors and other key professional employees, including maintaining compensation levels at an appropriate level, may materially adversely affect our results of operations and financial position.

•	The financial services industry, and all of the businesses in which we compete, are intensely competitive.
•	A substantial portion of our revenue is derived from Financial Advisory fees, which are not long-term contracted sources of revenue and are subject to intense competition.
•	If the number of debt defaults, bankruptcies or other factors affecting demand for our Restructuring services declines, our Restructuring revenue could suffer.
•	Potential underwriting activities may expose us to risk.

•

Our investment style in our Asset Management business may underperform or generate less demand than other investment approaches, which may result in significant client or asset departures or a reduction in AUM.

•

We could lose clients and suffer a decline in our Asset Management revenue and earnings if the investments we choose in our Asset Management business perform poorly, regardless of overall trends in the prices of securities.

•	Because many of our Asset Management clients can remove the assets we manage on short notice, we may experience unexpected declines in revenue and profitability.
•

For our Asset Management business, reductions in referrals to clients from intermediaries and consultants or poor reviews of our products or our organization by such intermediaries or consultants could materially reduce our revenue and impair our ability to attract new clients.

•	Our Asset management business relies on non-affiliated third-party service providers.
•	We may lose some or all of the principal amount of our investments in relatively high-risk, illiquid assets or fail to realize any profits from these investments for a considerable period of time.
•	We may pursue growth or geographic expansion strategies that may result in additional risks and uncertainties in our business and could present unforeseen integration obstacles or costs.
•

An inability to access the debt and equity capital markets as a result of our debt obligations, credit ratings or other factors could impair our liquidity, increase our borrowing costs or otherwise adversely affect our financial position or results of operations.

•	The soundness of third parties, including our clients, as well as financial, governmental and other institutions, could adversely affect us.
•	Other operational risks may disrupt our businesses, result in regulatory action against us or limit our growth.
•

Extensive regulation of our businesses limits our activities and results in ongoing exposure to the potential for significant penalties, including fines or limitations on our ability to conduct our businesses.

•	We may face damage to our professional reputation and legal liability if our services are not regarded as satisfactory or if conflicts of interest should arise.
•

Employee misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.

•

A failure in or breach of our information systems or infrastructure, or those of third parties with which we do business, including as a result of cyber attacks, could disrupt our businesses, lead to reputational harm and legal liability or otherwise impact our ability to operate our business.

•	Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could materially adversely affect our business.
•	Uncertainty regarding the outcome of future arrangements between the European Union and the United Kingdom may adversely affect our business.
•

In the event of a change or adverse interpretation of relevant income tax law, regulation or treaty, or a failure to qualify for treaty benefits, our overall tax rate may be substantially higher than the rate used for purposes of our consolidated financial statements.

•	Tax authorities may challenge our tax computations and classifications, our transfer pricing methods and our application of related policies and methods.
•

Our subsidiaries may be required to make payments under the Amended and Restated Tax Receivable Agreement. The IRS may challenge the tax benefits that give rise to such payments and, under certain circumstances, our subsidiaries may have made or could make payments under the Amended and Restated Tax Receivable Agreement in excess of our subsidiaries’ cash tax savings.

•	Lazard Ltd is a holding company and, accordingly, depends upon distributions from Lazard Group to pay dividends and taxes and other expenses.
•	Lazard Group is a holding company and, accordingly, depends on its subsidiaries to make distributions to Lazard Group to enable it to service its obligations under its indebtedness.

Risks Related to Economic and Current Conditions Impacting Us and our Business

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

Within our Financial Advisory business, we have typically seen that, during periods of economic strength and growth, our Mergers and Acquisitions practice historically has been more active and our Restructuring practice has been less active. Conversely, during periods of economic weakness and contraction, we typically have seen that our Restructuring practice has been more active and our Mergers and Acquisitions practice has been less active. As a result, revenue from our Restructuring practice has tended to correlate negatively to our revenue from our Mergers and Acquisitions practice over the course of business cycles. These trends are cyclical in nature and subject to periodic reversal. However, these trends do not cancel out the impact of economic conditions in our Financial Advisory business, which may be adversely affected by a downturn in economic conditions, leading to decreased Mergers and Acquisitions practice activity, notwithstanding improvements in our Restructuring practice. Moreover, revenue improvements in our Mergers and Acquisitions practice in strong economic conditions could be offset in whole or in part by any related revenue declines in our Restructuring practice. While we generally have experienced a counter-cyclical relationship between our Mergers and Acquisitions practice and our Restructuring practice, this relationship may not continue in the future, and there is no certainty that strength in one practice will offset, or partially offset, weakness in the other.

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

•	negative absolute performance returns for some accounts that have performance-based incentive fees, which would result in a reduction of revenue from such fees.

Our AUM has declined from time to time during recent periods. For example, average AUM for the year ended December 31, 2020 was $225 billion, a decrease of 4% as compared to average AUM for the year ended December 31, 2019. If our Asset Management revenue declines without a commensurate reduction in our expenses, our net income would be reduced. In addition, in the event of a market or general economic downturn, our alternative investment and private equity practices also may be impacted by a difficult fund raising environment and reduced exit opportunities in which to realize the value of their investments. Fluctuations in foreign currency exchange rates may also affect the levels of our AUM and our investment advisory fees. See “Fluctuations in foreign currency exchange rates could reduce our stockholders’ equity and net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM” below.

Fluctuations in foreign currency exchange rates could reduce our stockholders’ equity and net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM.

We are exposed to fluctuations in foreign currencies, including through advisory fees paid to our Financial Advisory business and management fees paid to our Asset Management business. Our financial statements are denominated in U.S. Dollars and, for the year ended December 31, 2020, we received a portion of our consolidated net revenue in other currencies, predominantly in Euros, British Pounds and Australian Dollars. In addition, we pay a portion of our expenses in such other currencies. The exchange rates of these currencies versus the U.S. Dollar affect the carrying value of our assets and liabilities as well as our revenues, expenses and net income. We do not generally hedge such foreign currency exchange rate exposure arising in our subsidiaries outside of the U.S. Fluctuations in foreign currency exchange rates may also make period to period comparisons of our results of operations difficult.

Fluctuations in foreign currency exchange rates also can impact the portfolios of our Asset Management clients. Client portfolios are invested in securities across the globe, although most portfolios are funded in a single base currency. Foreign currency exchange rate fluctuations can adversely impact investment performance for a client’s portfolio and also may affect the levels of our AUM. As our AUM include significant assets that are denominated in currencies other than U.S. Dollars, an increase in the value of the U.S. Dollar relative to non-U.S. currencies, with all other factors held constant, generally would result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S. Dollar-denominated revenue in our Asset Management business. As of December 31, 2020, AUM with foreign currency exposure represented approximately 69% of our total AUM.

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

We invest capital in various types of equity and debt securities in order to seed equity, debt and alternative investment funds and for general corporate purposes. Such investments are subject to market fluctuations due to changes in the market prices of securities, interest rates or other market factors, such as liquidity. While we may seek to hedge the market risk for some of these investments, an effective hedge may not be available and, if available, may not be fully effective. These investments are adjusted for accounting purposes to fair value at the end of each quarter, regardless of our intended holding period, with any related gains or losses reflected in our results of operations and therefore may increase the volatility of our earnings, even though such gains or losses may not be realized.

Our business, financial condition and results of operations could be materially adversely affected by the COVID-19 pandemic.

The outbreak of a novel strain of coronavirus (“COVID-19”) continues to affect the global community and our business, financial condition and results of operations. The nature and severity of the impact remains highly uncertain, and the extent to which COVID-19 affects our operations and heightens the risks described in these Risk Factors will continue to depend largely on future developments, including the course of the pandemic; the manufacturing, global  distribution and efficacy of vaccines developed to prevent the spread of COVID-19; and the extent of actions that have been or may be taken to contain or address its impact. These actions, many of which have been implemented in various jurisdictions worldwide, include, but are not limited to, declarations of states of emergency, business closures, restrictions on businesses’ ability to pay dividends or make distributions, restrictions on in-person meetings and travel or other similar restrictions and limitations. While such actions may be, or have been, relaxed or suspended, they may also be reinstated or enhanced as the pandemic continues to evolve, and the relaxation or suspension of such actions may not be successful in restarting economic activity. The scope and timing of any such actions or reinstatements remains difficult to predict.

Moreover, the COVID-19 pandemic has adversely affected the economies in impacted countries and regions, including those in which our businesses operate, and the global financial markets, including the global debt and equity capital markets, which have experienced, and may continue to experience, significant volatility. The pandemic resulted in an economic downturn, which included a sharp drop in aggregate demand and, particularly in the U.S., an increased level of unemployment, that could adversely affect our business, financial condition and results of operations and could have a negative impact on our Financial Advisory and Asset Management businesses. Disruptions to, and volatility in, the global financial markets as a result of the COVID-19 pandemic may result in a decrease in the volume and value of M&A transactions, thereby reducing the demand for our Financial Advisory services and increasing price competition among financial services companies seeking such engagements, which may adversely affect our financial condition and results of operations. Those same market disruptions may result in a decrease in our AUM resulting in lower investment advisory fees for our Asset Management business, may affect our ability to effect transactions for our Asset Management clients and may negatively impact the liquidity of the assets held in our client portfolios. Furthermore, any such disruptions to the global financial markets may affect our ability to incur debt or issue equity on acceptable terms, or at all, to fund our working capital requirements or refinance existing indebtedness or to make acquisitions and other investments. Additionally, we have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional clients. Many of these transactions expose us to credit risk in the event our counterparty or client defaults, which defaults could become more frequent or widespread due to the impact of the COVID-19 pandemic.

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

Similarly, due to the unprecedented number of employees continuously deploying the remote working capabilities of our information systems, including on home networks or through increased use of mobile technologies, we face a heightened risk of operational interruptions and security breaches involving such systems. Additionally, such home and mobile technology resources could be more susceptible to interruptions and security breaches than our dedicated business resources. There can be no assurance that protective measures and policies we have instituted in an effort to reduce the likelihood and severity of such interruptions and breaches, including as a result of cyber attacks, will be adequate. See “A failure in or breach of our information systems or infrastructure, or those of third parties with which we do business, including as a result of cyber attacks, could disrupt our businesses, lead to reputational harm and legal liability or otherwise impact our ability to operate our business” below.

Certain of our third party vendors or service providers may take, have taken or may take further preventative or protective actions, including instituting policies requiring their respective employees who are capable of performing their functions remotely to do so and implementing or expanding back-up procedures and capabilities, and may be experiencing a growing demand for their services. Any failure of or interruption to their systems or any back-up procedures and capabilities as a result of such actions or such growth in demand could materially adversely affect our business, financial condition and results of operations. See “Other operational risks may disrupt our businesses, result in regulatory action against us or limit our growth” below.

Risks Related to Our Business and Operations

Due to the nature of our business, financial results could differ significantly from period to period, which may make it difficult for us to achieve steady earnings growth on a quarterly basis.

We experience significant fluctuations in quarterly revenue and profits. These fluctuations generally can be attributed to the fact that we earn a substantial portion of our Financial Advisory revenue upon the successful completion of a transaction or a restructuring, the timing of which is uncertain and is not subject to our control. As a result, our Financial Advisory business is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, a client or counterparty could delay or terminate an acquisition transaction because of a failure to agree upon final terms, failure to obtain necessary regulatory consents or board of directors, or acquirer’s or stockholder approval, failure to secure necessary financing, adverse market conditions or because the seller’s business is experiencing unexpected operating or financial problems. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness, for example, due to a failure to reach agreement with its principal creditors. In addition, a bankruptcy court may deny our right to collect a “success” or “completion” fee. In these circumstances, other than in engagements where we receive retainers, we often do not receive any advisory fees other than the reimbursement of certain expenses, despite the fact that we devote resources to these transactions. Accordingly, the failure of one or more transactions to close either as anticipated or at all could cause significant fluctuations in quarterly revenue and profits and could materially adversely affect our business, financial condition and results of operations. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

In general, our industry continues to experience change and be subject to significant competitive pressures with respect to the retention of top talent, which makes it more difficult for us to retain professionals. Loss of key employees may occur due to perceived opportunity for promotion, compensation levels or composition of compensation, work environment, retirement or the pursuit of philanthropic, civic or similar service opportunities or other individual reasons, some of which may be beyond our control. If managing directors and other key professional employees were to retire, join an existing competitor, form a competing company or otherwise leave us, we could need to replace them, and some of our clients could eventually choose to use the services of that competitor or some other competitor instead of our services. In any such event, our financial advisory fees, asset management fees or AUM could decline. The employment arrangements, non-competition agreements and retention agreements we have or will enter into with our managing directors and other key professional employees may not sufficiently prevent our managing directors and other key professional employees from resigning from practice or competing against us. In addition, these arrangements and agreements have a limited duration and expire after a certain period of time. We continue to be subject to intense competition in the financial services industry regarding the recruitment and retention of key professionals, and have experienced departures from and added to our professional ranks as a result. Furthermore, we seek to align the interests of our managing directors and other key professional employees with that of our shareholders by awarding deferred compensation in the form of equity, and any change in our ability to grant such awards, including as a result of a shareholder vote against any of our equity incentive plans, could have a negative impact on our ability to promote such alignment.

Certain changes to our employee compensation arrangements may result in increased compensation and benefits expense. In addition, any changes to the mix of cash and deferred incentive compensation granted to our employees may affect certain financial measures applicable to our business, including ratios of compensation and benefits expense to revenue, and may result in the issuance of increased levels of common stock, par value $0.01 per share, to our employees upon vesting of restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), restricted stock awards, profits interest participation rights or other equity-based awards in a particular year. Our compensation levels, results of operations and financial position may be significantly affected by many factors, including general economic and market conditions, our operating and financial performance, staffing levels and competitive pay conditions.

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

The financial services industry is intensely competitive, and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our advice, our employees and transaction execution, the range and price of our products and services, our innovation and our reputation. We have experienced intense fee competition in some of our businesses in recent years, and we believe that we may experience pricing pressures in these and other areas in the future as some of our competitors seek to obtain increased market share by reducing fees. A number of factors increase the competitive risks of our Financial Advisory and Asset Management businesses:

•

there are relatively few barriers to entry impeding the launch of new asset management and financial advisory firms, including a relatively low cost of entering these businesses, and the successful efforts of new entrants, including major banks and other financial institutions, into our lines of business have resulted in increased competition;

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

We historically have earned a substantial portion of our revenue from advisory fees paid to us by our Financial Advisory clients, which usually are payable upon the successful completion of a particular transaction or restructuring. For example, for the year ended December 31, 2020, Financial Advisory services accounted for approximately 55% of our consolidated net revenue. We expect that we will continue to rely on Financial Advisory fees for a substantial portion of our revenue for the foreseeable future, and a decline in our Financial Advisory engagements or the market for financial advisory services would adversely affect our business, financial condition and results of operations.

In addition, we operate in a highly competitive environment where typically there are no long-term contracted sources of revenue. Each revenue-generating engagement typically is separately awarded and negotiated. Furthermore, many businesses do not routinely engage in transactions requiring our services, and as a consequence, our fee paying engagements with many clients are not likely to be predictable. We also lose clients each year, including as a result of the sale or merger of a client, a change in a client’s senior management and competition from other financial advisors and financial institutions. As a result, our engagements with clients are constantly changing, and our Financial Advisory fees could decline quickly due to the factors discussed above.

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

In 2014, we took steps that have enabled us to act as an underwriter in public offerings and other distributions of securities in order to buttress our Financial Advisory business. While not an ordinary part of our business, if we act as an underwriter, we may incur losses and be subject to reputational harm to the extent that, for any reason, the underwriting syndicate in any given transaction is unable to sell the relevant securities at the anticipated price levels. In addition, if we act as an underwriter, we may also be subject to liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite. In such cases, any indemnification provisions in the applicable underwriting agreement may not be available to us or may not be sufficient to protect us against losses arising from such liability. Operational risk in connection with any offering we underwrite could arise in the form of errors, deficiencies or noncompliance and also could expose us to risk. We seek to manage the risks associated with underwriting activities through screening, internal review and diligence procedures and processes, but such efforts may not be effective in all cases.

Our investment style in our Asset Management business, including the mix of asset classes and investment strategies comprising our AUM, may underperform or generate less demand than other investment approaches, which may result in significant client or asset departures or a reduction in AUM.

Even when securities prices are rising generally, performance can be affected by investment style and mix of asset classes. For example, many of the equity investment strategies in our Asset Management business share a common investment orientation towards relative value investing. We believe this style tends to outperform the market in some market environments and underperform it in others. In particular, a prolonged growth environment, as we have seen over the last several years, may cause some of our investment strategies to go out of favor with some clients, advisors, consultants or third-party intermediaries. In addition, all of our investment strategies are actively managed strategies which seek to outperform relative to a benchmark or generate an absolute return. Management fees for actively managed strategies tend to be higher than those charged for passively managed strategies. The perception that actively managed strategies have, on average, underperformed relative to passively managed strategies over time, combined with greater pressure on clients to acquire asset management services at lower costs, has contributed to increased trends toward passively managed investment strategies. This, in turn, may adversely affect demand for our strategies or result in fee pressure on our business overall. In combination with poor performance relative to peers, changes in personnel, challenging market environments or other difficulties, the underperformance of our investment style may result in significant client or asset departures or a reduction in AUM.

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

Our investment advisory contracts are generally terminable upon very short notice. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures or to other investment management firms for a number of reasons, including investment performance relative to the market, prior years or other investment management firms, departures from or changes to the teams that manage our investment products, changes in prevailing interest rates and financial market performance or for no stated reason. In addition, the ability to terminate relationships may allow clients to renegotiate for lower fees paid for asset management services.

In addition, in the U.S., as required by the Investment Company Act, each of our investment advisory contracts with the mutual funds we advise or sub-advise automatically terminates upon its “assignment.” Each of our other investment advisory contracts subject to the provisions of the Investment Advisers Act provide, as required by the Investment Advisers Act, that the contract may not be “assigned” without the consent of the customer. A sale of a sufficiently large block of shares of our voting securities or other transactions could be deemed an “assignment” in certain circumstances. An assignment, actual or constructive, would trigger these termination provisions and could adversely affect our ability to continue managing client accounts.

Access to clients through intermediaries and consultants is important to our Asset Management business, and reductions in referrals from such intermediaries or consultants or poor reviews of our products or our organization by such intermediaries or consultants could materially reduce our revenue and impair our ability to attract new clients.

Our ability to market our Asset Management services relies in part on receiving mandates from the client base of national and regional securities firms, banks, insurance companies, defined contribution plan administrators, investment consultants and other intermediaries. To an increasing extent, our Asset Management business uses referrals from accountants, lawyers, financial planners and other professional advisors. The inability to have this access could materially adversely affect our Asset Management business. In addition, many of these intermediaries and consultants review and evaluate our products and our organization. Poor reviews or evaluations of either the particular product or of us may result in client withdrawals or an inability to attract new clients through such intermediaries or consultants.

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

We have made, and in the future may make, principal investments in public or private companies or in alternative investments (including private equity funds) established by us, and we continue to hold principal investments directly or through funds managed by certain affiliates of Lazard, including Edgewater, as well as third parties. Making principal investments is risky, and we may lose some or all of the principal amount of our investments. Certain of these types of investments may be in relatively high-risk, illiquid assets. Because it may take several years before attractive alternative investment opportunities are identified, some or all of the capital committed by us to these funds is likely to be invested in government securities, other short-term, highly-rated debt securities and money market funds that traditionally have offered investors relatively lower returns. In addition, these investments may be adjusted for accounting purposes to fair value at the end of each quarter, and any related gains or losses would affect our results of operations and could increase the volatility of our earnings, even though such fair value fluctuations may have no cash impact. It takes a substantial period of time to identify attractive alternative investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value of an investment through resale. Even if an alternative investment proves to be profitable, it may be several years or longer before any profits can be realized in cash or other proceeds.

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

We may pursue new business lines, acquisitions, joint ventures, cooperation agreements or other growth or geographic expansion strategies that may result in additional risks and uncertainties in our business and could present unforeseen integration obstacles or costs.

We routinely assess our strategic position and may in the future pursue new business lines or seek acquisitions or other transactions or growth strategies to further enhance our competitive position. We have in the past pursued joint ventures and other transactions aimed at expanding the geography and scope of our operations. We expect to continue to explore new business lines, acquisitions, growth strategies and partnership or strategic alliance opportunities that we believe to be attractive.

Acquisitions, growth strategies, joint ventures and new business lines involve a number of risks and present financial, managerial and operational challenges. These risks and challenges include potential disruption of our ongoing business and distraction of management, difficulty integrating personnel and financial and other systems, difficulty hiring additional management and other critical personnel and other challenges arising from the increased scope, geographic diversity and complexity of our operations.

To the extent that we pursue business opportunities outside of the U.S. and our other principal business locations, including through acquisitions, joint ventures or other geographic expansion of our existing businesses, we may become subject to political, economic, legal, operational, regulatory and other risks that are inherent in operating in a foreign country, including risks of potential price, capital and currency exchange controls, licensing requirements and other regulatory restrictions, as well as the risk of hostile actions against or affecting our business or people. Our ability to remain in compliance with local laws in a particular foreign jurisdiction could adversely affect our businesses and our reputation.

In addition, our clients and other stakeholders may react unfavorably to our acquisition, growth and joint venture strategies or new business lines; we may not realize any anticipated benefits from such actions, we may be exposed to additional liabilities of any new business line, acquired business or joint venture; we may be exposed to litigation in connection with a new business line, acquisition, growth or joint venture transaction; and we may not be able to renew on similar terms (or at all) previously successful joint ventures or similar arrangements, any of which could materially adversely affect our business, financial position and results of operations.

An inability to access the debt and equity capital markets as a result of our debt obligations, credit ratings or other factors could impair our liquidity, increase our borrowing costs or otherwise adversely affect our financial position or results of operations.

As of December 31, 2020, Lazard Group and its subsidiaries had approximately $1.7 billion in debt outstanding, of which $400 million, $300 million, $500 million and $500 million relate to Lazard Group senior notes that mature in 2025, 2027, 2028 and 2029, respectively. This debt has certain mandated payment obligations, which may constrain our ability to operate our business. If we decide to redeem or retire this debt before maturity, we may be required to pay a significant premium to do so, which may adversely impact our earnings and affect our financial position. In addition, in the future we may need to incur debt or issue equity in order to fund our working capital requirements or refinance existing indebtedness, as well as to make acquisitions and other investments. The amount of our debt obligations may impair our ability to raise debt or issue equity for financing purposes. Our access to funds also may be impaired if regulatory or governmental authorities take significant action against us or for a variety of other possible reasons. In addition, our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. These ratings are assigned by rating agencies, which may reduce or withdraw their ratings or place us on “credit watch” with negative implications at any time.

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

Our business is highly dependent on communications and information systems, including those of our vendors. Any failure or interruption of these systems, whether caused by fire, other natural disaster, power or telecommunications failure, act of terrorism or war, system modification or upgrade or a delay of any modification or upgrade or otherwise, could materially adversely affect our business. Although back-up systems are in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate.

Particularly in our Asset Management business, we rely heavily on our financial, accounting, trading, compliance and other data processing systems and those of our third party vendors or service providers who support these functions. We expect that we will need to review whether to continue to upgrade and expand the capabilities of these systems in the future to avoid disruption of, or constraints on, our operations, and any such system upgrades or expansions could result in significant costs to us. We may need to hire additional staff in order to continue to upgrade or expand the capabilities of our systems, and failure to attract and retain staff with the proper skillset could disrupt or constrain our operations. Certain investment teams within our Asset Management business employ proprietary systems, including quantitative models, in connection with their investment processes. These systems and models are often designed and, with assistance from technology personnel, maintained by employees who are members of those investment teams. If any of the foregoing systems fail to operate properly or are disabled, including for reasons beyond our control, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. The inability of our systems (or those of our vendors or service providers) to accommodate an increasing volume of transactions also could constrain our ability to expand our businesses. In addition, errors resulting from these issues or from human error when conducting a trade or other transaction could expose us to significant risk.

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

Risks Related to Legal or Regulatory Factors and Taxation

Extensive regulation of our businesses limits our activities and results in ongoing exposure to the potential for significant penalties, including fines or limitations on our ability to conduct our businesses.

The financial services industry is subject to extensive regulation. We are subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a regulated entity from registration or membership. The requirements imposed by our regulators are generally designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us and not to protect our stockholders. Consequently, these regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements.

We face the risk of significant intervention by regulatory and governmental authorities, including extended investigation and surveillance activity, adoption of costly or restrictive new regulations and judicial or administrative proceedings that may result in substantial penalties. Among other things, we could be fined or be prohibited from engaging in some of our business activities. In addition, the regulatory environment in which we operate is subject to modification and further regulation. Such changes may increase the expenses that we incur without necessarily leading to commensurate increases in revenue and income. Certain laws and regulations within the U.S. and externally include extraterritorial application that may lead to overlapping or conflicting legal and regulatory burdens with additional risks and implementation expenses. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to us and our clients also may adversely affect our business, and our ability to function in this environment will depend on our ability to continually monitor and react to these changes.

The U.S. and other governments and institutions have taken actions, and may in the future take further actions, in response to disruption and volatility in the global financial markets. Such further actions could include expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect of any such expanded or new standards, requirements and rules is uncertain and could have adverse consequences to our business, financial condition and results of operations. While we continue to examine the requirements of new regulations that may become applicable to us in the U.S. and in the European Union (see “Business—Regulation” above), and previously announced actual or potential regulations that may be modified, we are not able to predict the ultimate effect on us.

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

For asset management businesses in general, there have been a number of highly publicized cases involving fraud or other misconduct by employees of asset management firms, as well as industry-wide regulatory inquiries. These cases and inquiries have resulted in increased scrutiny in the industry and may result in new rules and regulations for mutual funds, hedge funds, private equity funds and their investment managers. This regulatory scrutiny and these rulemaking initiatives may result in an increase in operational and compliance costs or the risk of assessment of significant fines or penalties against our Asset Management business and may otherwise limit our ability to engage in certain activities.

Specific regulatory changes also may have a direct impact on the revenue of our Asset Management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. For example, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of client trades also pays for research and other eligible services that are used by investment advisors, has in the last several years been reexamined by different regulatory bodies and industry participants. Although a substantial portion of the research relied on by our Asset Management business in its investment decision-making processes is generated internally by our investment personnel, external research, including external research and other eligible services traditionally paid for with soft dollars, is also important to the process. This external research includes materials provided by broker-dealers and research firms, as well as eligible data and analytics services from various sources. In connection with the implementation of the EU Markets in Financial Instruments Directive II (“MiFID II”) in 2018, our Asset Management affiliates in France, Germany and the U.K. decided to pay for broker research services from their own resources. The ultimate impact of MiFID II and potential similar, future regulatory changes on our Asset Management business and on the financial industry as a whole remains uncertain, although it has reduced our ability to utilize commissions to pay for research services and other soft dollar services in certain European jurisdictions. Similar pressures may come from changes in the asset management industry itself, which may further increase our costs related to external research services. For the year ended December 31, 2020, our Asset Management business obtained research and other eligible services through third-party soft dollar arrangements, the total value of which we estimate to be approximately $23 million.

In addition, new regulations affecting the asset management business, including those regarding the management of U.S. mutual funds, hedge funds, UCITs funds and the use of certain investment products may impact our Asset Management business and result in increased costs. For example, the European Union has adopted updated directives on the coordination of laws, regulations and administrative provisions relating to undertakings for collective investment in transferable securities (“UCITS V”) with respect to various subjects. Among other things, UCITS V establishes remunerations policies that impact the structure of compensation for certain portfolio managers and other personnel within the Company. UCITS V also establishes certain regulations governing oversight and independence of depository functions. While these rules have already been implemented, they could further impact our personnel or result in changes to our operations, resulting in increased costs to the business. In addition, many regulators around the world, including those in the U.S., continue to adopt disclosure requirements impacting the asset management business, as well as changes to the laws, rules and regulations relating to recordkeeping and reporting obligations.

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

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has increased. The activities of our Financial Advisory business may subject us to the risk of significant legal actions by our clients and third parties, including our clients’ stockholders, under securities or other laws. Such legal actions may include allegations relating to aiding and abetting breaches of fiduciary duties and to materially false or misleading statements or misrepresentations made in connection with securities and other transactions, including private placements. We may also be exposed to potential liability for the fairness opinions and other advice provided to participants in corporate transactions. In our Asset Management business, we make investment decisions on behalf of our clients, which could result in substantial losses. Many of our business activities may subject us to the risk of legal actions alleging negligence, misconduct, breach of fiduciary duty or breach of contract.

We increasingly confront actual and potential conflicts of interest relating to our Financial Advisory business, as well as to the fact that we have both a Financial Advisory business and an Asset Management business. Additionally, our pursuit of new business lines or other growth opportunities could result in additional actual or potential conflicts of interest. It is possible that actual, potential or perceived conflicts of interest, including with respect to the use or disclosure of confidential information, could give rise to client dissatisfaction, litigation or regulatory or governmental enforcement actions, which could have the effect of limiting our business opportunities. Appropriately identifying and managing actual or perceived conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts of interest. However, these policies, controls and procedures may not be adhered to by our employees or be effective in reducing the applicable risks. Any failure of, or failure to adhere to, these policies, controls and procedures may result in regulatory or governmental sanctions or client litigation. We may also face competition from time to time from other financial services firms that do not operate under similar policies, controls and procedures.

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

We may incur significant legal expenses in defending ourselves against litigation or regulatory or governmental action. Substantial legal liability or significant regulatory or governmental action against us could materially adversely affect our business, financial condition or results of operations and cause significant reputational harm to us, which could seriously harm our business.

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

In recent years, the U.S. Department of Justice and the SEC have also devoted greater resources to the enforcement of the Foreign Corrupt Practices Act. In addition, the United Kingdom (the “U.K.”), France and other jurisdictions have expanded the reach of their anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure compliance with anti-bribery and other laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated these laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunction against future conduct, securities litigation and reputational damage, any one of which could adversely affect our business, financial condition and results of operations.

A failure in or breach of our information systems or infrastructure, or those of third parties with which we do business, including as a result of cyber attacks, could disrupt our businesses, lead to reputational harm and legal liability or otherwise impact our ability to operate our business.

Our operations rely on the secure processing, storage and transmission of confidential and other information involving our computer systems, hardware, software and networks, which we refer to as information systems, and involving the information systems of third parties with which we do business. Such information systems, which frequently include “cloud”-based networks and services, may be subject to unauthorized or fraudulent access, computer viruses or other malicious code or other threats, including “phishing” attempts, that are constantly evolving and that could have a security impact on us. There can be no assurance that we will not suffer material losses relating to cyber attacks on, or other security breaches involving, our information systems, or the information systems of third parties with which we do business, despite taking protective measures to prevent such breaches. The increased use of mobile technologies can heighten these and other operational risks. If a successful cyber attack or other security breach were to occur, our confidential or proprietary information, or the confidential or proprietary information of our clients or their counterparties, that is stored in, or transmitted through, such information systems could be compromised or misappropriated. Any such cyber attack or other security breach, or any disruption of or failure in the physical or logical infrastructure or operating systems that support such information systems or our businesses, could significantly impact our ability to operate our businesses and could result in reputational damage, legal liability, the loss of clients or business opportunities and financial losses that are either not insured against or not fully covered through any insurance maintained by us. Additionally, as geopolitical tensions rise, cyber retaliation between nation states can impact the business of those countries, which could adversely affect our business. As cyber threats continue to multiply, become more sophisticated and threaten additional aspects of our businesses, we may also be required to expend additional resources on information security and compliance costs in order to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or other exposures.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could materially adversely affect our business.

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2020. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could materially adversely affect our business.

Uncertainty regarding the outcome of future arrangements between the European Union and the United Kingdom may adversely affect our business.

The Company has a significant presence in many European Union countries, including the U.K. The U.K. left the European Union on January 31, 2020. Prior to that date, the European Union and the U.K. entered into the EU-UK Trade and Cooperation Agreement (the “Trade and Cooperation Agreement”) and have stated that they intend to negotiate a Memorandum of Understanding to establish a framework of regulatory co-operation by the end of March 2021. The commercial, regulatory and legal environment that the Company’s U.K. and European Union operations would be subject to may be impacted by the substance of the anticipated Memorandum of Understanding. Further adjustments to how the Company operates its business in the U.K. or the European Union may be necessary as a result of the anticipated Memorandum of Understanding, and any such changes could result in increased costs for the Company.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act changed existing U.S. tax laws as applicable to us including several international provisions.  These provisions are complex and subject to varying interpretations that could adversely impact us. In addition, if we were to convert into a U.S. corporation, we could be subject to additional U.S. taxes, and future payments required under our tax receivable agreement could be accelerated, both of which could reduce the amount of our cash available for distribution or reinvestment.

In addition, the eligibility of our non-U.S. subsidiaries for treaty benefits generally depends upon, among other things, at least 50% of the principal class of shares in such subsidiaries being “ultimately owned” by U.S. citizens and persons who are “qualified residents” for purposes of a tax treaty. It is possible that this requirement may not be met, and even if it is met, we may not be able to document that fact to the satisfaction of the IRS. If our non-U.S. subsidiaries are not treated as eligible for treaty benefits, such subsidiaries will be subject to additional U.S. taxes, including “branch profits tax” on their “effectively connected earnings and profits” (as determined for U.S. federal income tax purposes) at a rate of 30% rather than a treaty rate of 5%.

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

Tax authorities may challenge our tax computations and classifications, our transfer pricing methods and our application of related policies and methods.

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

In addition, there are additional transfer pricing and standardized country-by-country reporting requirements being implemented. Additional information from country-by-country reporting, certain local information-sharing arrangements and other documentation held by tax authorities is expected to be subject to greater information-sharing arrangements, and any challenges from tax authorities reviewing such information could adversely impact our overall tax obligations or our business, financial condition or results of operations.

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

Risks Relating to Our Capital Structure

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements under the captions “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target,” “goal” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies, business plans and initiatives and anticipated trends in our business. These statements, including with respect to the ongoing COVID-19 pandemic, are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, the numerous risks and uncertainties outlined in “Risk Factors,” including the following:

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

Forward-looking statements include, but are not limited to, statements about:

•	financial goals, including ratios of compensation and benefits expense to operating revenue;
•	ability to deploy surplus cash through dividends, share repurchases and debt repurchases;
•	ability to offset stockholder dilution through share repurchases;
•	possible or assumed future results of operations and operating cash flows;
•	strategies and investment policies;
•	financing plans and the availability of short-term borrowing;
•	competitive position;
•	future acquisitions, including the consideration to be paid and the timing of consummation;

•	potential growth opportunities available to our businesses;
•	potential impact of investments in our technology infrastructure and data science capabilities;
•	recruitment and retention of our managing directors and employees;
•	potential levels of compensation expense, including awarded compensation and benefits expense and adjusted compensation and benefits expense, and non-compensation expense;
•	potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts;
•	likelihood of success and impact of litigation;
•	expected tax rates, including effective tax rates;
•	changes in interest and tax rates;
•	availability of certain tax benefits, including certain potential deductions;
•	potential impact of certain events or circumstances on our financial statements and operations, including the ongoing COVID-19 pandemic;
•	changes in foreign currency exchange rates;
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

Item 1B.Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before December 31, 2020 relating to our periodic or current reports under the Exchange Act.

Item 2.	Properties

Lazard has offices located around the world. The following table lists the principal properties used for the Lazard organization as of December 31, 2020. As a general matter, one or both of our Financial Advisory and Asset Management segments (as well as our Corporate segment) uses the following properties. Our London office subleases 71,207 square feet to third parties. Our Paris office has entered into a lease agreement with a third party with respect to 96,132 square feet of owned property, which is expected to commence no earlier than November 2022. We remain fully liable for the subleased space to the extent that the subtenants fail to perform their obligations under the subleases for any reason.

Location	Square Footage	Offices
New York City	438,870 square feet of leased space	Principal office located at 30 Rockefeller Plaza
Paris	270,994 square feet of owned and leased space	Principal offices located at 175 Boulevard Haussmann and 25 rue de Courcelles
London	142,471 square feet of leased space	Principal office located at 50 Stratton Street

Item 3.	Legal Proceedings

The Company is involved from time to time in judicial, governmental, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses, including proceedings initiated by former employees alleging wrongful termination. The Company reviews such matters on a case-by-case basis and establishes any required accrual if a loss is probable and the amount of such loss can be reasonably estimated. The Company experiences significant variation in its revenue and earnings on an annual basis. Accordingly, the results of any pending matter or matters could be significant when compared to the Company’s earnings in any particular fiscal year. The Company believes, however, based on currently available information, that the results of any pending matters, in the aggregate, will not have a material effect on its business or financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The New York Stock Exchange under the symbol “LAZ.”

As of January 29, 2021, there were approximately 21 holders of record of our common stock. This does not include the number of shareholders that hold shares in “street-name” through banks or broker-dealers.

On January 29, 2021, the last reported sales price for our common stock on the New York Stock Exchange was $41.20 per share.

Share Repurchases in the Fourth Quarter of 2020

The following table sets forth information regarding Lazard’s purchases of its common stock on a monthly basis during the fourth quarter of 2020. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1 – October 31, 2020
Share Repurchase Program (1)	-	$-	-	$305.6	million
Employee Transactions (2)	27,897	$36.47
November 1 – November 30, 2020
Share Repurchase Program (1)	-	$-	-	$305.6	million
Employee Transactions (2)	11	$36.45
December 1 – December 31, 2020
Share Repurchase Program (1)	-	$-	-	$300.0	million
Employee Transactions (2)	2,945	$37.31
Total
Share Repurchase Program (1)	-	$-	-	$300.0	million
Employee Transactions (2)	30,853	$36.55

(1)	Since 2018 and through the year ended December 31, 2020, the Board of Directors of Lazard authorized the repurchase of common stock as set forth in the table below.

Date	Repurchase Authorization	Expiration
	($ in thousands)
April 2018	$300,000	December 31, 2020
October 2018	$300,000	December 31, 2020
February 2019	$300,000	December 31, 2020
October 2019	$300,000	December 31, 2021

A significant portion of the Company’s purchases under the share repurchase program are used to offset a portion of the shares that have been or will be issued under Lazard Ltd’s 2008 Incentive Compensation Plan (the “2008 Plan”) and 2018 Incentive Compensation Plan (the “2018 Plan”). Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions. The rate at which the Company purchases shares in connection with the share repurchase program may vary from quarter to quarter due to a variety of factors. Amounts shown in this line item include repurchases of common stock and exclude the shares of common stock withheld by the Company to meet the minimum statutory tax withholding requirements as described below.

(2)

Under the terms of the 2008 Plan and the 2018 Plan, upon the vesting of RSUs, PRSUs, deferred stock units (“DSUs”) and delivery of restricted common stock, shares of common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended December 31, 2020, the Company satisfied such obligations in lieu of issuing (i) 5,821 shares of common stock upon the vesting or settlement of 11,428 RSUs and (ii) 25,032 shares of common stock upon the vesting of 51,118 shares of restricted common stock.

(3)	Reflects expiration of $5.6 million share repurchase authorization on December 31, 2020.

During the year ended December 31, 2020, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”

Stock Performance

The stock performance graph below compares the performance of an investment in our common stock, from December 31, 2015 through December 31, 2020, with that of the S&P 500 Index and the S&P Financial Index. The graph assumes $100 was invested at the close of business on December 31, 2015 in each of our common stock, the S&P 500 Index and the S&P Financial Index. It also assumes that dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Other Matters

None.

Item 6.	Selected Financial Data

Not applicable due to early adoption of amendment to Regulation S-K, Item 301.

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

Our consolidated net revenue was derived from the following segments:

	Year Ended December 31,
	2020	2019	2018
Financial Advisory	55%	53%	55%
Asset Management	46	48	47
Corporate	(1)	(1)	(2)
Total	100%	100%	100%

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

During the year ended December 31, 2020, the coronavirus (“COVID-19”) pandemic had a negative impact on economic activity around the world. Governments and central banks have taken extraordinary measures to support local economies and capital markets, but the macroeconomic outlook remains uncertain while significant health risks persist.

Lazard’s offices around the world have continued to operate in the context of applicable local regulations and guidelines regarding business activity, and during the year ended December 31, 2020, the majority of our employees worked remotely.

While the global M&A market strengthened in the fourth quarter of 2020, we continue to expect a challenging business environment in the near term due to elevated uncertainty and capital markets volatility.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•

Financial Advisory—During this period of financial stress and uncertainty, we are focused on serving clients with our depth of expertise in capital structure, capital raising, debt negotiations and restructuring and exchange offers. Announced M&A transaction volumes are recovering in both the U.S. and Europe, particularly in France and the U.K., but we still expect there to be elevated uncertainty in the near term due to the ongoing health crisis. However, fiscal and monetary stimulus in developed countries and the rollout of vaccines globally are creating some optimism and increased CEO confidence. The global scale and breadth of our Financial Advisory business allows us to advise on a wide range of strategic and restructuring transactions across a variety of industries. In addition, we continue to invest in our Financial Advisory business by selectively hiring talented senior professionals and continuing to focus on our M&A, restructuring and other advisory services.

•

Asset Management—In the short to intermediate term, we normally would expect most investor demand to come through financial institutions, and from defined benefit and defined contribution plans in developed economies because of their sheer scope and size. However, continued uncertainties in capital markets arising from the COVID-19 pandemic may negatively impact our business in a manner that we cannot predict. Over the longer term, and depending upon local and global market conditions, we would expect an increasing share of our AUM to come from the developing economies around the globe, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Given our diversified investment platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from opportunities across the asset management industry despite the current challenges that markets have created for that industry. We are continually developing new investment strategies that extend our existing platforms and assessing potential product acquisitions or other inorganic growth opportunities. Among other efforts, we have been particularly focused on continuing to incorporate environmental, social and corporate governance (“ESG”) considerations, as appropriate, into our investment research and launching strategies that use ESG and sustainability factors to drive long-term investment returns. In addition to these new ESG and sustainable strategies, recent examples of growth initiatives include the following: various Quantitative Equity strategies, new convertible bond strategies, thematically oriented strategies and a new long/short credit strategy.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions, including the subset of completed transactions involving values greater than $500 million, decreased in 2020 as compared to 2019. With respect to announced M&A transactions, the value and number of all transactions, including the subset of announced transactions involving values greater than $500 million, decreased in 2020 as compared to 2019.

	Year Ended December 31,
	2020	2019	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$3,255	$3,814	(15)%
Number	30,867	36,906	(16)%
Deals Greater than $500 million:
Value	$2,491	$2,945	(15)%
Number	1,023	1,180	(13)%
Announced M&A Transactions:
All deals:
Value	$3,596	$3,972	(9)%
Number	32,174	37,013	(13)%
Deals Greater than $500 million:
Value	$2,747	$3,101	(11)%
Number	1,160	1,208	(4)%

Source:	Dealogic as of January 8, 2021.

Global restructuring activity during 2020, as measured by the number of corporate defaults, increased as compared to 2019. The number of defaulting issuers increased to 209 in 2020, according to Moody’s Investors Service, Inc., as compared to 105 in 2019.

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

Asset Management

Equity market indices for major markets at December 31, 2020 generally increased as compared to such indices at December 31, 2019. Equity market indices for major markets at December 31, 2019 generally increased as compared to such indices at December 31, 2018.

The percentage change in major equity market indices (i) at December 31, 2020, as compared to such indices at December 31, 2019, and (ii) at December 31, 2019, as compared to such indices at December 31, 2018, is shown in the table below.

	Percentage Changes December 31,
	2020 vs. 2019	2019 vs. 2018
MSCI World Index	16%	28%
Euro Stoxx	(3)%	29%
MSCI Emerging Market	19%	19%
S&P 500	18%	31%

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

Corporate segment total assets represented 64% of Lazard’s consolidated total assets as of December 31, 2020, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, deferred tax assets and certain assets associated with LFB.

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
(i)

the deferred incentive compensation awards granted in the year-end compensation process with respect to the fiscal year (e.g., deferred incentive compensation awards granted in 2021 related to the 2020 year-end compensation process), including performance-based restricted stock unit (“PRSU”) and performance-based restricted participation unit (“PRPU”) awards (based on the target payout level);

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

Our operating expenses also include our “benefit pursuant to the tax receivable agreement” and “amortization and other acquisition-related costs (benefits)”, which includes, in 2019 and 2018, the change in fair value of the contingent consideration associated with business acquisitions.

Business Realignment

We conducted a review of our business in 2019, which resulted in a realignment that included employee reductions and the closing of subscale offices and investment strategies, most of which were completed during the third quarter of 2019. We believe these actions better align the business with changes in the marketplace and create greater flexibility to focus on strategic growth opportunities. These actions resulted in expenses of $68 million in 2019. See Note 18 of Notes to Consolidated Financial Statements.

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

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Net Revenue	$2,566,138	$2,586,773	$2,826,352
Operating Expenses:
Compensation and benefits	1,550,684	1,563,395	1,514,735
Non-compensation	511,957	611,773	653,243
Amortization and other acquisition-related costs (benefits)	1,795	19,410	(15,897)
Benefit pursuant to tax receivable agreement	(439)	(503)	(6,495)
Total operating expenses	2,063,997	2,194,075	2,145,586
Operating Income	502,141	392,698	680,766
Provision for income taxes	99,449	94,982	148,317
Net Income	402,692	297,716	532,449
Less - Net Income Attributable to Noncontrolling Interests	231	11,216	5,324
Net Income Attributable to Lazard Ltd	$402,461	$286,500	$527,125
Operating Income, as a % of net revenue	19.6%	15.2%	24.1%

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

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Operating Revenue:
Net revenue	$2,566,138	$2,586,773	$2,826,352
Adjustments:
Interest expense (a)	74,516	74,521	54,126
Distribution fees, reimbursable deal costs and bad debt expense (b)	(64,983)	(76,032)	(120,995)
Revenue related to noncontrolling interests (c)	(11,497)	(23,426)	(18,787)
(Gains) losses on investments pertaining to LFI (d)	(40,634)	(31,657)	14,086
Private equity investment (e)	-	12,056	-
Losses associated with the business realignment (f)	-	3,727	-
Operating revenue	$2,523,540	$2,545,962	$2,754,782

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

(e)	Represents the write-down of a private equity investment to its potential transaction value.

(f)	Represents losses associated with the closing of certain offices as part of the business realignment.

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Adjusted and Awarded Compensation and Benefits Expense:
Total compensation and benefits expense	$1,550,684	$1,563,395	$1,514,735
Adjustments:
Expenses associated with the business realignment	-	(56,635)	-
Noncontrolling interests (a)	(7,927)	(11,175)	(10,999)
(Charges) credits pertaining to LFI (b)	(40,634)	(31,657)	14,086
Expenses associated with ERP system implementation (c)	-	-	(1,190)
Adjusted compensation and benefits expense	1,502,123	1,463,928	1,516,632
Deduct - amortization of deferred incentive compensation awards	(384,064)	(367,920)	(375,772)
Total adjusted cash compensation and benefits expense (d)	1,118,059	1,096,008	1,140,860
Add:
Year-end deferred incentive compensation awards (e)	364,410	361,345	377,901
Sign-on and other special incentive awards (f)	54,830	37,552	45,726
Deduct - adjustments for estimated forfeitures (g)	(27,251)	(25,928)	(27,534)
Awarded compensation and benefits expense	$1,510,048	$1,468,977	$1,536,953
Adjusted compensation and benefits expense, as a % of operating revenue	59.5%	57.5%	55.1%
Awarded compensation and benefits expense, as a % of operating revenue	59.8%	57.7%	55.8%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)

Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

(c)	Represents expenses associated with the Enterprise Resource Planning (“ERP”) system implementation.
(d)

Includes base salaries and benefits of $682,718, $705,156 and $695,398 for 2020, 2019 and 2018, respectively, and cash incentive compensation of $435,342, $390,852 and $445,462 for the respective years.

(e)

Deferred incentive compensation awards applicable to the relevant year-end compensation process (e.g., deferred incentive compensation awards granted in 2021, 2020 and 2019 related to the 2020, 2019 and 2018 year-end compensation processes, respectively).

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

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$511,957	$611,773	$653,243
Adjustments:
Expenses associated with the business realignment	-	(6,922)	-
Expenses associated with ERP system implementation (a)	-	(17,359)	(27,495)
Expenses relating to office space reorganization (b)	(12,646)	(4,711)	(2,345)
Distribution fees, reimbursable deal costs and bad debt expense (c)	(64,983)	(76,032)	(120,995)
Charges pertaining to senior debt refinancing (d)	-	(6,505)	(6,523)
Noncontrolling interests (e)	(2,430)	(1,693)	(1,754)
Expenses associated with the Lazard Foundation (f)	-	-	(10,000)
Adjusted non-compensation expense	$431,898	$498,551	$484,131
Adjusted non-compensation expense, as a % of operating revenue	17.1%	19.6%	17.6%

(a)	Represents expenses associated with the ERP system implementation.
(b)	Represents incremental rent expense related to office space reorganization.
(c)

Represents certain distribution fees, reimbursable deal costs paid to third parties and bad debt expense relating to fees that are deemed uncollectible for which an equal amount is included for purposes of determining operating revenue.

(d)

In 2019 and 2018, represents charges pertaining to the redemption of the Company’s 4.25% senior notes due 2020 (the “2020 Notes”) due to the non-operating nature of such transaction. See “—Liquidity and Capital Resources—Financing Activities” below.

(e)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.
(f)	Represents expenses associated with an unconditional commitment to the Lazard Foundation.

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Earnings From Operations:
Operating revenue	$2,523,540	$2,545,962	$2,754,782
Deduct:
Adjusted compensation and benefits expense	(1,502,123)	(1,463,928)	(1,516,632)
Adjusted non-compensation expense	(431,898)	(498,551)	(484,131)
Earnings from operations	$589,519	$583,483	$754,019
Earnings from operations, as a % of operating revenue	23.4%	22.9%	27.4%

Headcount information is set forth below:

	As of December 31,
	2020	2019	2018
Headcount:
Managing Directors:
Financial Advisory	171	163	166
Asset Management	105	104	102
Corporate	21	19	17
Total Managing Directors	297	286	285
Other Business Segment Professionals and Support Staff:
Financial Advisory	1,384	1,355	1,312
Asset Management	1,012	986	1,014
Corporate	413	391	385
Total	3,106	3,018	2,996

A review of our operating results for the year ended December 31, 2020 compared to our operating results for the year ended December 31, 2019 appears below. A detailed review of our operating results for the year ended December 31, 2019 compared to the year ended December 31, 2018 is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results”.

Operating Results

Year Ended December 31, 2020 versus December 31, 2019

The Company reported net income attributable to Lazard Ltd of $402 million, as compared to net income attributable to Lazard Ltd of $287 million in 2019.

Net revenue decreased $21 million, or 1%, with operating revenue decreasing $22 million, or 1%, as compared to 2019. Fee revenue from investment banking and other advisory activities increased $47 million, or 3%, as compared to 2019. Asset management fees, including incentive fees, decreased $63 million, or 5%, as compared to 2019. In the aggregate, interest income, other revenue and interest expense decreased $5 million, or 11%, as compared to 2019.

Compensation and benefits expense (which included $57 million associated with the business realignment in 2019) decreased $13 million, or 1%, as compared to 2019.

Adjusted compensation and benefits expense was $1,502 million, an increase of $38 million, or 3%, as compared to $1,464 million in 2019. The ratio of adjusted compensation and benefits expense to operating revenue was 59.5% for 2020, as compared to 57.5% for 2019. Awarded compensation and benefits expense in 2020 was $1,510 million, an increase of $41 million, or 3%, when compared to $1,469 million in 2019. The ratio of awarded compensation and benefits expense to operating revenue was 59.8%, as compared to 57.7% for 2019. The year-end deferred incentive compensation awarded for 2020 was $364 million, representing an increase of $3 million, or 1%, as compared to 2019. As described above, when analyzing compensation and benefits expense on a full-year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years.

Non-compensation expense decreased $100 million, or 16%, as compared to 2019, primarily due to decreased marketing and business development expenses due to lower travel expenses. Adjusted non-compensation expense decreased $67 million, or 13%, as compared to 2019. The ratio of adjusted non-compensation expense to operating revenue was 17.1% for 2020, as compared to 19.6% in 2019.

Amortization and other acquisition-related costs decreased $18 million as compared to 2019, primarily due to the change in the fair market value of contingent consideration in 2019.

Operating income increased $109 million, or 28%, as compared to 2019.

Earnings from operations increased $6 million, or 1%, as compared to 2019, and, as a percentage of operating revenue, was 23.4%, as compared to 22.9% in 2019.

The provision for income taxes reflects an effective tax rate of 19.8%, as compared to 24.2% in 2019. See Note 19 of Notes to Consolidated Financial Statements.

Net income attributable to noncontrolling interests decreased $11 million as compared to 2019.

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

Financial Advisory

The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Net Revenue	$1,420,501	$1,374,036	$1,555,526
Operating Expenses	1,130,850	1,225,795	1,198,807
Operating Income	$289,651	$148,241	$356,719
Operating Income, as a % of net revenue	20.4%	10.8%	22.9%

Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Year Ended December 31,
	2020	2019	2018
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	261	288	287
Percentage of total Financial Advisory net revenue from top 10 clients (a)	19%	17%	19%
Number of M&A transactions completed with values greater than $500 million (b)	65	74	89

(a)	No individual client constituted more than 10% of our Financial Advisory segment net revenue in the years ended December 31, 2020, 2019 and 2018.
(b)	Source: Dealogic as of January 8, 2021.

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms and is based on the Lazard offices that generate Financial Advisory net revenue, which are located in the Americas (U.S., Canada, and Latin America), EMEA (primarily in the U.K., France, Germany, Italy and Spain) and the Asia Pacific region (primarily in Australia) and therefore may not be reflective of the geography in which the clients are located.

	Year Ended December 31,
	2020	2019	2018
Americas	67%	66%	60%
EMEA	31	32	36
Asia Pacific	2	2	4
Total	100%	100%	100%

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

Financial Advisory Results of Operations

Year Ended December 31, 2020 versus December 31, 2019

Financial Advisory net revenue increased $46 million, or 3%, as compared to 2019. The increase in Financial Advisory net revenue was primarily a result of an increase in the value of fees greater than $10 million as compared to 2019.

Operating expenses decreased $95 million, or 8%, as compared to 2019 primarily due to decreases in compensation and benefits expense and marketing and business development expenses. Operating expenses in 2019 included $40 million associated with the business realignment.

Financial Advisory operating income was $290 million, an increase of $142 million, or 95%, as compared to operating income of $148 million in 2019 and, as a percentage of net revenue, was 20.4%, as compared to 10.8% in 2019.

Asset Management

The following table shows the composition of AUM for the Asset Management segment (see Item 1, “Business—Principal Business Lines—Asset Management—Investment Strategies”):

	As of December 31,
	2020	2019	2018
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$33,254	$40,612	$41,899
Global	56,246	49,759	41,490
Local	48,672	48,985	36,020
Multi-Regional	71,560	66,185	57,589
Total Equity	209,732	205,541	176,998
Fixed Income:
Emerging Markets	13,651	14,387	14,980
Global	11,962	9,233	4,851
Local	5,600	5,450	6,113
Multi-Regional	12,571	9,193	6,994
Total Fixed Income	43,784	38,263	32,938
Alternative Investments	2,748	2,149	2,430
Private Equity	1,420	1,385	1,469
Cash Management	958	901	899
Total AUM	$258,642	$248,239	$214,734

Total AUM at December 31, 2020 was $259 billion, an increase of $11 billion, or 4%, as compared to total AUM of $248 billion at December 31, 2019, due to market appreciation and foreign exchange appreciation, partially offset by net outflows. Average AUM for the year ended December 31, 2020 decreased $9 billion, or 4%, as compared to 2019.

As of December 31, 2020 approximately 87% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors as compared to approximately 86% as of December 31, 2019. As of December 31, 2020, approximately 13% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, as compared to approximately 14% as of December 31, 2019.

As of December 31, 2020, AUM with foreign currency exposure represented approximately 69% of our total AUM, as compared to 67% at December 31, 2019. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$205,541	$30,514	$(43,973)	$(13,459)	$13,613	$4,037	$209,732
Fixed Income	38,263	11,255	(9,509)	1,746	2,550	1,225	43,784
Other	4,435	1,075	(730)	345	235	111	5,126
Total	$248,239	$42,844	$(54,212)	$(11,368)	$16,398	$5,373	$258,642

Inflows in the Equity asset class were primarily attributable to the Global, Multi-Regional and Local platforms, and inflows in the Fixed Income asset class were primarily attributable to the Global, Multi-Regional and Emerging Markets platforms. Outflows in the Equity asset class were primarily attributable to the Emerging Markets, Multi-Regional and Local equity platforms, and outflows in the Fixed Income asset class were primarily attributable to the Emerging Markets, Global and Multi-Regional platforms.

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

As of February 12, 2021, AUM was $267.0 billion, an $8.4 billion increase since December 31, 2020. The increase in AUM was due to market appreciation of $9.4 billion, offset by foreign exchange depreciation of $0.9 billion and net outflows of $0.1 billion.

Average AUM for the years ended December 31, 2020, 2019 and 2018 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Year Ended December 31,
	2020	2019	2018
	($ in millions)
Average AUM by Asset Class:
Equity	$182,308	$193,091	$201,404
Fixed Income	38,575	36,442	34,883
Alternative Investments	2,221	2,479	2,846
Private Equity	1,402	1,397	1,459
Cash Management	855	965	655
Total Average AUM	$225,361	$234,374	$241,247

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Net Revenue	$1,167,466	$1,237,390	$1,331,801
Operating Expenses	861,031	887,522	912,110
Operating Income	$306,435	$349,868	$419,691
Operating Income, as a % of net revenue	26.2%	28.3%	31.5%

Our top ten clients accounted for 27%, 28% and 26% of our total AUM at December 31, 2020, 2019 and 2018, respectively, and no individual client constituted more than 10% of our Asset Management segment net revenue during any of the respective years.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Year Ended December 31,
	2020	2019	2018
Americas	52%	55%	56%
EMEA	37	33	34
Asia Pacific	11	12	10
Total	100%	100%	100%

Asset Management Results of Operations

Year Ended December 31, 2020 versus December 31, 2019

Asset Management net revenue decreased $70 million, or 6%, as compared to 2019. Management fees and other revenue was $1,109 million, a decrease of $107 million, or 9%, as compared to $1,216 million in 2019, primarily due to a decrease in average AUM and change in asset mix. Incentive fees were $58 million, an increase of $37 million, as compared to $21 million in 2019.

Operating expenses decreased $26 million, or 3%, as compared to 2019, primarily due to decreases in marketing and business development expenses and fund distribution related fees. Operating expenses in 2019 included $16 million associated with the business realignment.

Asset Management operating income was $306 million, a decrease of $44 million, or 12%, as compared to operating income of $350 million in 2019 and, as a percentage of net revenue, was 26.2%, as compared to 28.3% in 2019.
Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Interest Income	$3,623	$12,030	$11,152
Interest Expense	(75,623)	(75,593)	(55,021)
Net Interest (Expense)	(72,000)	(63,563)	(43,869)
Other Revenue (Expense)	50,171	38,910	(17,106)
Net Revenue (Expense)	(21,829)	(24,653)	(60,975)
Operating Expenses (Benefit)	72,116	80,758	34,669
Operating Income (Loss)	$(93,945)	$(105,411)	$(95,644)

Corporate Results of Operations

Year Ended December 31, 2020 versus December 31, 2019

Net interest expense increased $8 million, or 13%, as compared to 2019.

Other revenue increased $11 million, or 29%, as compared to 2019, primarily due to higher income in 2020 attributable to investments held in connection with LFI.

Operating expenses decreased $9 million, or 11%, as compared to 2019. Operating expenses in 2019 included $8 million associated with business realignment.

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

The Company makes cash payments for, or in respect of, a significant portion of its incentive compensation during the first three months of each calendar year with respect to the prior year’s results. The Company also paid a special dividend in 2019 and 2018.

Summary of Cash Flows:

	Year Ended December 31,
	2020	2019	2018
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$403	$298	$532
Adjustments to reconcile net income to net cash provided by operating activities (a)	495	512	435
Other operating activities (b)	(322)	(132)	(268)
Net cash provided by operating activities	576	678	699
Investing activities	(63)	(42)	(46)
Financing activities (c)	(547)	(444)	(726)
Effect of exchange rate changes	147	(28)	(90)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	113	164	(163)
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	2,456	2,292	2,455
End of Period	$2,569	$2,456	$2,292

(a)	Consists of the following:

	Year Ended December 31,
	2020	2019	2018
	($ in millions)
Depreciation and amortization of property	$35	$36	$34
Noncash lease expense	65	60	-
Amortization of deferred expenses and share-based incentive compensation	347	366	371
Deferred tax provision	47	25	45
Amortization and other acquisition-related costs (benefits)	2	19	(16)
Benefit pursuant to tax receivable agreement	(1)	(1)	(6)
Loss on extinguishment of debt	-	7	7
Total	$495	$512	$435

(b)	Includes net changes in operating assets and liabilities.
(c)

Consists primarily of purchases of shares of common stock, tax withholdings related to the settlement of vested RSUs, vested restricted stock awards and vested PRSUs, common stock dividends, changes in customer deposits, distributions to noncontrolling interest holders, and activity relating to borrowings (including, in 2019 and 2018, the redemption of the 2020 Notes and the issuance of the 2029 and 2028 Notes, respectively).

(d)

Cash and cash equivalents and restricted cash consists of cash and cash equivalents, deposits with banks and short-term investments and cash deposited with clearing organizations and other segregated cash.

Liquidity and Capital Resources

The Company’s liquidity and capital resources are derived from operating activities, financing activities and equity offerings.

Operating Activities

Net revenue, operating income and cash receipts fluctuate significantly between periods and could be affected by various risks and uncertainties, including, but not limited to, the ongoing effects of the COVID-19 pandemic. In the case of Financial Advisory, fee receipts are generally dependent upon the successful completion of client transactions, the occurrence and timing of which is irregular and not subject to Lazard’s control.

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

Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”. In the year ended December 31, 2020, as reflected on the consolidated statements of financial condition, both “deposits with banks and short-term investments” and “deposits and other customer payables” decreased as compared to December 31, 2019, and reflect the level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.

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

We regularly monitor our liquidity position, including cash levels, investments in U.S. Treasury securities, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At December 31, 2020, Lazard had approximately $1,390 million of cash, with such amount including approximately $642 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings. We expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

As of December 31, 2020, Lazard had approximately $213 million in unused lines of credit available to it, including a $200 million, three-year, senior revolving credit facility with a group of lenders that expires in July 2023 (the “Amended and Restated Credit Agreement”) and unused lines of credit available to LFB of approximately $12 million.

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00, provided that the Consolidated Leverage Ratio may be greater than 3.25 to 1.00 for two (consecutive or nonconsecutive) quarters so long as it is not greater than 3.50 to 1.00 on the last day of any such quarter, or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended December 31, 2020, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.80 to 1.00 and its Consolidated Interest Coverage Ratio being 12.83 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of December 31, 2020.

In addition, the Amended and Restated Credit Agreement, contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions and also contains customary LIBOR-replacement mechanics. At December 31, 2020, the Company was in compliance with all of these provisions.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities should be sufficient for us to fund our current obligations for the next 12 months.

Financing Activities

The table below sets forth our corporate indebtedness as of December 31, 2020 and 2019. The agreements with respect to this indebtedness are discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-K.

		Outstanding as of
		December 31, 2020			December 31, 2019
Senior Debt	Maturity Date	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2025 Senior Notes	2025	$400.0	$2.0	$398.0	$400.0	$2.4	$397.6
Lazard Group 2027 Senior Notes	2027	300.0	2.4	297.6	300.0	2.8	297.2
Lazard Group 2028 Senior Notes	2028	500.0	6.6	493.4	500.0	7.8	492.2
Lazard Group 2029 Senior Notes	2029	500.0	6.3	493.7	500.0	7.4	492.6
		$1,700.0	$17.3	$1,682.7	$1,700.0	$20.4	$1,679.6

During March 2019, Lazard Group completed an offering of the 2029 Notes. Lazard Group used a portion of the net proceeds of the 2029 Notes to redeem or otherwise retire the remaining 2020 Notes in transactions that occurred during March 2019 and April 2019.

The indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants (none of which relate to financial condition), events of default and other customary provisions. At December 31, 2020, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 13 of Notes to Consolidated Financial Statements for additional information regarding senior debt.

Stockholders’ Equity

At December 31, 2020, total stockholders’ equity was $999 million, as compared to $682 million and $970 million at December 31, 2019 and 2018, respectively, including $912 million, $610 million and $917 million attributable to Lazard Ltd on the respective dates. The net activity in stockholders’ equity during the years ended December 31, 2020 and 2019 is reflected in the table below:

	Year Ended December 31,
	2020	2019
	($ in millions)
Stockholders’ Equity - Beginning of Year	$682	$970
Adjustment for cumulative effect on prior years from the adoption of new accounting guidance	(8)	-
Balance as adjusted, January 1, 2020	674	970
Increase (decrease) due to:
Net income	403	298
Other comprehensive income (loss)	55	(20)
Amortization of share-based incentive compensation	218	253
Purchase of common stock	(95)	(495)
Settlement of share-based incentive compensation (a)	(72)	(96)
Common stock dividends	(197)	(255)
Other - net	13	27
Stockholders’ Equity - End of Year	$999	$682

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

Year Ended December 31:	Number of Shares	Average Price Per Share
2018	12,206,652	$45.29
2019	13,674,439	$36.18
2020	2,912,035	$32.70

As of December 31, 2020, a total of $300 million of share repurchase authorization remained available under the Company’s share repurchase program, which will expire on December 31, 2021.

During the year ended December 31, 2020, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

On October 31, 2019, Lazard Group distributed to its managing members, which are subsidiaries of Lazard Ltd, 17,000,000 shares of common stock that were held by Lazard Group. These shares were ultimately received by Lazard Ltd and cancelled. There was no impact on total stockholders’ equity as a result of the share cancellation.

On February 4, 2021, the Board of Directors of Lazard declared a quarterly dividend of $0.47 per share on our common stock. The dividend is payable on March 2, 2021, to stockholders of record on February 19, 2021.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of December 31, 2020:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior debt (including interest)	$2,203,417	$70,250	$140,500	$532,292	$1,460,375
Operating leases (exclusive of $12,066 of committed sublease income)	736,478	91,931	142,105	124,592	377,850
Investment capital funding commitments (a)	5,865	5,865	-	-	-
Total (b)	$2,945,760	$168,046	$282,605	$656,884	$1,838,225

(a)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $10,022 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders. See Note 7 of Notes to Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.

(b)

The table above excludes contingent obligations, given the inability to make a reasonably reliable estimate of the timing of the amounts of any such payments. The table above also excludes any possible payments for uncertain tax positions and payments pursuant to the Company’s tax receivable agreement, given that the actual amount and timing of payments under the tax receivable agreement could differ materially from our estimates. At December 31, 2020, a tax receivable agreement obligation of $221,451 was recorded on the consolidated statements of financial condition, of which the Company currently expects that approximately $10,300 will be paid within the next 12 months. See “Critical Accounting Policies and Estimates—Income Taxes” below. See also Notes 14, 16, 17, 19 and 21 of Notes to Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans, income taxes and tax receivable agreement obligations, respectively.

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

We recognize a deferred tax asset if it is more likely than not (defined as a likelihood of greater than 50%) that a tax benefit will be accepted by a taxing authority. The measurement of deferred tax assets and liabilities is based upon currently enacted tax rates in the applicable jurisdictions. At December 31, 2020, on a consolidated basis, we recorded gross deferred tax assets of approximately $717 million, with such amount partially offset by a valuation allowance of approximately $82 million (as described below).

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

Certain of our tax-paying entities have individually experienced losses on a cumulative three year basis or have tax attributes that may expire unused. In addition, one of our tax-paying entities has recorded a valuation allowance on substantially all of its deferred tax assets due to the combined effect of operating losses in certain subsidiaries of that entity as well as foreign taxes that together substantially offset any U.S. tax liability. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets held by these entities will be realized. Consequently, we have recorded valuation allowances on $82 million of deferred tax assets held by these entities as of December 31, 2020.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which significantly changed U.S. tax law and included several provisions applicable to us, such as the reduction of the corporate income tax rate from 35% to 21%, the limitations on the deductibility of interest expense and certain international provisions. The international provisions of the Tax Act that impact us include the tax on global intangible low-tax income (GILTI) and the base erosion and anti-abuse tax (BEAT). The GILTI provisions impose a tax on certain income from foreign operations and we have elected to account for the tax on GILTI as a current period expense.

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

The cumulative liability relating to our obligations under the Amended and Restated Tax Receivable Agreement recorded as of December 31, 2020 and 2019 was $221 million and $247 million, respectively, and is recorded in “tax receivable agreement obligation” on the consolidated statements of financial condition.

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

Data relating to investments is set forth below:

	December 31,
	2020	2019
	($ in thousands)
Seed investments by asset class:
Equities (a)	$82,699	$93,535
Fixed income	10,977	13,923
Alternative investments	22,113	5,850
Total seed investments	115,789	113,308
Other investments owned:
Private equity (b)	20,675	23,588
Interest-bearing deposits	-	517
Fixed income and other (c)	125,565	124,670
Total other investments owned	146,240	148,775
Subtotal	262,029	262,083
Add:
Private equity consolidated, not owned (d)	16,892	10,774
LFI (e)	379,611	259,138
Total investments	$658,532	$531,995

(a)	At December 31, 2020 and 2019, seed investments in directly owned equity securities were invested as follows:

	December 31,
	2020	2019
Percentage invested in:
Financials	16%	26%
Consumer	38	32
Industrial	12	15
Technology	21	16
Other	13	11
Total	100%	100%

(b)

Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $17 million and $20 million as of December 31, 2020 and 2019, respectively.

(c)	At both December 31, 2020 and 2019, includes investments in U.S. Treasury securities of $100 million, with original maturities of greater than three months and less than one year.
(d)

Represents private equity investments that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “stockholders’ equity” on the consolidated statements of financial condition.

(e)

Composed of investments held in connection with LFI and other similar deferred compensation arrangements. The market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to awards expected to vest. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives. LFI investments held in entities in which the Company maintained a controlling interest were $155 million in nine entities as of December 31, 2020, as compared to $93 million in eight entities as of December 31, 2019.

At December 31, 2020 and 2019, total investments with a fair value of $659 million and $531 million, respectively, included $53 million and $34 million, respectively, or 8% and 6%, respectively, of investments that were classified using NAV or its equivalent as a practical expedient. See Notes 6 and 7 of Notes to Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of December 31, 2020 and 2019, the Company held seed investments of approximately $116 million and $113 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $59 million in seven entities as of December 31, 2020, as compared to $47 million in seven entities as of December 31, 2019.

As of December 31, 2020 and 2019, the Company did not consolidate or deconsolidate any seed investment entities or LFI investment entities, with the exception of the consolidation of certain LFI funds (see Note 24 of Notes to Consolidated Financial Statements). As such, 100% of the recorded balance of seed investments and substantially all of LFI investments as of December 31, 2020 and 2019 represented the Company’s economic interest in the seed and LFI investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed and LFI investment entities.

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

Goodwill

In accordance with current accounting guidance, goodwill has an indefinite life and is tested for impairment annually, as of November 1, or more frequently if circumstances indicate impairment may have occurred. The Company performs a qualitative evaluation about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of actually calculating the fair value of the reporting unit. The goodwill impairment test as of November 1, 2020 indicated that no reporting units were at risk of impairment. See Note 11 of Notes to Consolidated Financial Statements for additional information regarding goodwill.

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

Equity Market Price Risk—At December 31, 2020 and 2019, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $95 million and $85 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $0.2 million and $1.0 million in the carrying value of such investments as of December 31, 2020 and 2019, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At December 31, 2020 and 2019, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $139 million and $153 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $1.0 million in the carrying value of such investments as of both December 31, 2020 and 2019, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At December 31, 2020 and 2019, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $48 million and $37 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a decrease of approximately $0.4 million and $0.2 million in the carrying value of such investments as of December 31, 2020 and 2019, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At December 31, 2020 and 2019, the Company’s exposure to changes in fair value of such investments was approximately $21 million and $24 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $2.1 million and $2.4 million in the carrying value of such investments as of December 31, 2020 and 2019, respectively.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At December 31, 2020, total receivables amounted to $743 million, net of an allowance for doubtful accounts of $37 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 84% and 16% of total receivables, respectively. At December 31, 2019, total receivables amounted to $663 million, net of an allowance for doubtful accounts of $27 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 81% and 19% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 5 of Notes to Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit (primarily for clients of LFG). At December 31, 2020 and 2019, customer receivables included $100 million and $76 million, respectively, of LFB loans, with such loans being fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $1 million at both December 31, 2020 and 2019, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $3 million and $10 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $311 million and $226 million at December 31, 2020 and 2019, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of December 31, 2020, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $14 million in the event interest rates were to increase by 1% and decrease by approximately $14 million if rates were to decrease by 1%.

As of December 31, 2020, the Company’s cash and cash equivalents totaled approximately $1,390 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and (iii) in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited the Company’s internal control over financial reporting as of December 31, 2020, as stated in their report which appears under “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Lazard Ltd:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Lazard Ltd and subsidiaries (the "Company") as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as listed in the Index at Item 8 as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

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

February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Lazard Ltd:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Lazard Ltd and subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2020, the related notes and the schedule listed in the Index at Item 8 (collectively the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

We identified the recognition of investment banking and other advisory fees as a critical audit matter because of the judgment required in determining the appropriate period to recognize transaction announcement and transaction completion fees, including obtaining and evaluating appropriate supporting documentation. As such, auditing these transactions required a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

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

February 26, 2021

We have served as the Company’s auditor since 2000.

LAZARD LTD

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2020 and 2019

(dollars in thousands, except for per share data)

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$1,389,876	$1,231,593
Deposits with banks and short-term investments	1,134,463	1,180,686
Cash deposited with clearing organizations and other segregated cash	44,488	43,280
Receivables (net of allowance for doubtful accounts of $36,649 and $27,130 at December 31, 2020 and 2019, respectively):
Fees	621,880	537,442
Customers and other	121,261	125,696
	743,141	663,138
Investments	658,532	531,995
Property (net of accumulated amortization and depreciation of $402,471 and $367,545 at December 31, 2020 and 2019, respectively)	257,587	219,842
Operating lease right-of-use assets	513,923	551,504
Goodwill and other intangible assets (net of accumulated amortization of $70,155 and $68,305 at December 31, 2020 and 2019, respectively)	384,071	373,594
Deferred tax assets	538,448	586,750
Other assets	307,332	257,199
Total Assets	$5,971,861	$5,639,581

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2020 and 2019

(dollars in thousands, except for per share data)

	December 31,
	2020	2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$1,201,150	$1,246,200
Accrued compensation and benefits	734,544	602,777
Operating lease liabilities	606,963	644,345
Tax receivable agreement obligation	221,451	247,344
Senior debt	1,682,741	1,679,562
Deferred tax liabilities	1,041	3,511
Other liabilities	524,538	534,268
Total Liabilities	4,972,428	4,958,007
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - no shares issued and outstanding	-	-
Series B - no shares issued and outstanding	-	-
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 112,766,091 shares issued at December 31, 2020 and 2019, including shares held by subsidiaries as indicated below)	1,128	1,128
Additional paid-in-capital	135,439	41,020
Retained earnings	1,295,386	1,193,570
Accumulated other comprehensive loss, net of tax	(238,368)	(293,648)
	1,193,585	942,070
Class A common stock held by subsidiaries, at cost (7,728,387 and 8,513,493 shares at December 31, 2020 and 2019, respectively)	(281,813)	(332,079)
Total Lazard Ltd Stockholders’ Equity	911,772	609,991
Noncontrolling interests	87,661	71,583
Total Stockholders’ Equity	999,433	681,574
Total Liabilities and Stockholders’ Equity	$5,971,861	$5,639,581

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(dollars in thousands, except for per share data)

	Year Ended December 31,
	2020	2019	2018
REVENUE
Investment banking and other advisory fees	$1,418,050	$1,371,420	$1,554,114
Asset management fees	1,117,419	1,180,857	1,268,399
Interest income	5,666	15,787	13,127
Other	105,634	98,894	49,193
Total revenue	2,646,769	2,666,958	2,884,833
Interest expense	80,631	80,185	58,481
Net revenue	2,566,138	2,586,773	2,826,352
OPERATING EXPENSES
Compensation and benefits	1,550,684	1,563,395	1,514,735
Occupancy and equipment	127,682	123,149	121,107
Marketing and business development	42,426	115,033	108,644
Technology and information services	133,544	143,739	139,693
Professional services	66,304	71,852	61,349
Fund administration and outsourced services	103,070	114,049	132,964
Amortization and other acquisition-related costs (benefits)	1,795	19,410	(15,897)
Benefit pursuant to tax receivable agreement	(439)	(503)	(6,495)
Other	38,931	43,951	89,486
Total operating expenses	2,063,997	2,194,075	2,145,586
OPERATING INCOME	502,141	392,698	680,766
Provision for income taxes	99,449	94,982	148,317
NET INCOME	402,692	297,716	532,449
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	231	11,216	5,324
NET INCOME ATTRIBUTABLE TO LAZARD LTD	$402,461	$286,500	$527,125
ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	106,862,739	110,189,862	119,006,531
Diluted	113,483,380	116,079,806	129,767,592
NET INCOME PER SHARE OF COMMON STOCK:
Basic	$3.69	$2.57	$4.43
Diluted	$3.54	$2.44	$4.06

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
NET INCOME	$402,692	$297,716	$532,449
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	52,862	9,551	(46,602)
Employee benefit plans:
Prior service costs (net of tax benefit of $17, $17 and $543 for the years ended December 31, 2020, 2019 and 2018, respectively)	(83)	(84)	(2,653)
Actuarial loss (net of tax expense (benefit) of $(1,414), $(9,219) and $131 for the years ended December 31, 2020, 2019 and 2018, respectively)	(3,543)	(34,014)	(2,781)
Adjustment for items reclassified to earnings (net of tax expense of $1,476, $1,167 and $2,335 for the years ended December 31, 2020, 2019 and 2018, respectively)	6,046	4,717	10,735
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	55,282	(19,830)	(41,301)
COMPREHENSIVE INCOME	457,974	277,886	491,148
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	233	11,216	5,323
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD LTD	$457,741	$266,670	$485,825

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$402,692	$297,716	$532,449
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	35,095	35,572	34,103
Noncash lease expense	64,714	60,053	-
Amortization of deferred expenses and share-based incentive compensation	346,926	365,821	371,434
Amortization and other acquisition-related costs (benefits)	1,795	19,410	(15,897)
Deferred tax provision	47,148	24,872	45,386
Benefit pursuant to tax receivable agreement	(439)	(503)	(6,495)
Loss on extinguishment of debt	-	6,505	6,523
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	(72,154)	35,692	(131,637)
Investments	(198,556)	54,828	(150,839)
Other assets	1,353	(131,700)	(138,842)
Accrued compensation and benefits and other liabilities	(52,643)	(90,313)	152,853
Net cash provided by operating activities	575,931	677,953	699,038
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(64,286)	(42,757)	(49,593)
Disposals of property	1,347	509	3,384
Net cash used in investing activities	(62,939)	(42,248)	(46,209)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of senior debt, net of expenses	-	492,032	490,970
Customer deposits	-	211,997	112,061
Contributions from noncontrolling interests	423	1,765	1,706
Payments for:
Senior debt	-	(255,746)	(255,543)
Customer deposits	(143,046)	-	-
Distributions to noncontrolling interests	(2,861)	(13,260)	(12,889)
Payments under tax receivable agreement	(25,454)	(23,701)	(33,140)
Purchase of Class A common stock	(95,227)	(494,687)	(552,872)
Class A common stock dividends	(196,598)	(254,924)	(359,639)
Settlement of share-based incentive compensation	(72,636)	(99,959)	(110,361)
Other financing activities	(11,952)	(7,567)	(6,397)
Net cash used in financing activities	(547,351)	(444,050)	(726,104)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	147,627	(27,981)	(89,646)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	113,268	163,674	(162,921)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— January 1	2,455,559	2,291,885	2,454,806
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— December 31	$2,568,827	$2,455,559	$2,291,885

See notes to consolidated financial statements.

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:
	December 31,
	2020	2019	2018
Cash and cash equivalents	$1,389,876	$1,231,593	$1,246,537
Deposits with banks and short-term investments	1,134,463	1,180,686	1,006,969
Cash deposited with clearing organizations and other segregated cash	44,488	43,280	38,379
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$2,568,827	$2,455,559	$2,291,885

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$78,263	$70,400	$50,812
Income taxes, net of refunds	$43,754	$89,448	$101,671

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

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

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

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

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’
	Shares (*)	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity
Balance - January 1, 2020	112,766,091	$1,128	$41,020	$1,193,570	$(293,648)	8,513,493	$(332,079)	$609,991	$71,583	$681,574
Adjustment for cumulative effect on prior years from the adoption of new accounting guidance				(7,575)				(7,575)		(7,575)
Balance, as adjusted January 1, 2020	112,766,091	1,128	41,020	1,185,995	(293,648)	8,513,493	(332,079)	602,416	71,583	673,999
Comprehensive income:
Net income				402,461				402,461	231	402,692
Other comprehensive income - net of tax					55,280			55,280	2	55,282
Amortization of share-based incentive compensation			215,122					215,122	3,327	218,449
Dividend equivalents			20,187	(22,457)				(2,270)	(4,743)	(7,013)
Class A common stock dividends ($1.88 per share)				(196,598)				(196,598)		(196,598)
Purchase of Class A common stock						2,912,035	(95,227)	(95,227)		(95,227)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $1,010			(142,195)	(74,228)		(3,675,812)	144,797	(71,626)		(71,626)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)			147					147		147
Delivery of Class A common stock			(696)			(21,329)	696	-		-
Dividend equivalents			1,854	(1,854)				-		-
Distributions to noncontrolling interests, net								-	(2,438)	(2,438)
Consolidation of VIEs								-	19,699	19,699
Other				2,067				2,067		2,067
Balance - December 31, 2020	112,766,091	$1,128	$135,439	$1,295,386	$(238,368)	7,728,387	$(281,813)	$911,772	$87,661	$999,433

(*)	Includes 129,766,091 shares of the Company’s Class A common stock issued at December 31, 2018 and 112,766,091 shares of the Company’s Class A common stock issued at both December 31, 2019 and 2020.

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of December 31, 2020 and 2019. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group, which is governed by an Amended and Restated Operating Agreement dated as of February 4, 2019 (the “Operating Agreement”).

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

Foreign Currency Translation—The consolidated financial statements are presented in U.S. Dollars. Many of the Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. Dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. Dollars at year-end exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. Dollars are reported in “accumulated other comprehensive income (loss), net of tax” (“AOCI”). Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of operations. Foreign currency remeasurement gains (losses), net of hedge transactions (see Note 8) amounted to $(721), $3,443 and $(2,880) for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in “revenue-other” on the respective consolidated statements of operations.

Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of management’s estimates. In preparing the consolidated financial statements, management makes estimates and assumptions regarding:

•	valuations of assets and liabilities requiring fair value estimates including, but not limited to, investments, derivatives and assumptions used to value pension and other post-retirement plans;
•	the assessment of probability with respect to recognizing revenue;
•	the discount rate used to measure operating lease right-of-use assets and operating lease liabilities;
•	the adequacy of the allowance for doubtful accounts;
•	the realization of deferred tax assets and adequacy of tax reserves for uncertain tax positions;
•	the measurement of our tax receivable agreement obligation;
•	the outcome of litigation;
•	the carrying amount of goodwill and other intangible assets;
•	the vesting of share-based and other deferred compensation plan awards; and
•	other matters that affect the reported amounts and disclosure of contingencies in the consolidated financial statements.

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

Receivables and Allowance for Doubtful Accounts— See Notes 3 and 5 for additional information regarding the Company’s receivables and allowance for doubtful accounts.

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

Property-net—Property is stated at cost less accumulated depreciation and amortization. Buildings are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are capitalized and are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Depreciation of furniture and equipment, including computer hardware and software, is determined on a straight-line basis using estimated useful lives. Depreciation and amortization expense aggregating $35,095, $35,572 and $34,103 for the years ended December 31, 2020, 2019 and 2018, respectively, is included on the respective consolidated statements of operations in “occupancy and equipment” or “technology and information services”, depending on the nature of the underlying asset. Repairs and maintenance are expensed as incurred.

Operating Lease Right-of-use Assets and Operating Lease Liabilities—The Company determines if an arrangement is, or contains, a lease at its inception and reevaluates the arrangement if the terms are modified. Operating lease right-of-use assets (“ROU assets”) represent the right to use an underlying asset for the lease term and operating lease liabilities reflect the obligation to make lease payments arising from the lease. At any given time during the lease term, the operating lease liability represents the present value of the remaining lease payments and the operating lease ROU asset is measured at the amount of the lease liability, adjusted for rent prepayments, unamortized initial direct costs and the remaining balance of lease incentives received. Both the operating lease ROU asset and the operating lease liability are reduced to zero at the end of the lease.

See Note 10 for additional information regarding the Company’s ROU assets and operating lease liabilities.

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

Derivative Instruments—A derivative is typically defined as a financial instrument whose value is “derived” from underlying assets, indices or reference rates, such as a future, forward, swap, or option contract, or other financial instrument with similar characteristics. Derivative contracts often involve future commitments to exchange interest payment streams or currencies based on a notional or contractual amount (e.g., interest rate swaps or currency forwards) or to purchase or sell other financial instruments at specified terms on a specified date (e.g., options to buy or sell securities or currencies).

The Company enters into forward foreign currency exchange rate contracts, interest rate swaps, interest rate futures, total return swap contracts on various equity and debt indices and other derivative contracts to economically hedge exposures to fluctuations in currency exchange rates, interest rates and equity and debt prices. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law in which case, the Company would net the applicable assets and liabilities and related receivable and payable for net cash collateral under such contracts. The Company’s derivative instruments are recorded at their fair value, and are included in “other assets” and “other liabilities” on the consolidated statements of financial condition. Gains and losses on the Company’s derivative instruments are generally included in “interest income” and “interest expense”, respectively, or “revenue-other”, depending on the nature of the underlying item, in the consolidated statements of operations.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Contingent Consideration Liabilities —The contingent consideration liabilities of businesses acquired in a business combination are initially recorded at fair value, and any change in the fair value is recognized in “amortization and other acquisition-related costs (benefits)” in the consolidated statements of operations. The contingent consideration liability is included in “other liabilities” on the consolidated statements of financial condition.

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

Investment Banking and Other Advisory Fees —Fees for Financial Advisory services are recorded when: (i) a contract with a client has been identified, (ii) the performance obligations in the contract have been identified, (iii) the fee or other transaction price has been determined, (iv) the fee or other transaction price has been allocated to each performance obligation in the contract, and (v) the Company has satisfied the applicable performance obligation. The expenses that are directly related to such transactions are recorded as incurred and presented within operating expenses when the Company is primarily responsible for fulfilling the promise of the arrangement. Revenues associated with the reimbursement of such expenses are recorded when the Company is contractually entitled to reimbursement and presented within investment banking and other advisory fees.

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

Soft Dollar Arrangements—Certain entities within the Company’s Asset Management business obtain research and other services through commission-sharing arrangements with broker-dealers, which are also known as “soft dollar” arrangements. Consistent with the “soft dollar” safe harbor established by Section 28(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Asset Management business does not have any contractual obligation or arrangement requiring it to pay for research and other eligible services obtained through soft dollar arrangements with brokers. Instead, the provider is obligated to pay for the services. Consequently, the Company does not incur any liability and does not accrue any expenses in connection with any research or other eligible services obtained by the Asset Management business pursuant to such soft dollar arrangements. For the year ended December 31, 2020, the Company obtained research and other eligible services through soft dollar arrangements valued at approximately $23,000. The use of soft dollars is limited by regulations in the European Union and the U.K. and, as such, the Company intends to directly pay a portion of the costs of such research and other eligible services going forward.

Equity-Based Incentive Compensation Awards—Equity-based incentive compensation awards that do not require future service are expensed immediately. Equity-based compensation awards that require future service are amortized over the applicable vesting period, or requisite service period, based on the fair value of the Company’s Class A common stock (“common stock”), the only class of common stock of Lazard Ltd outstanding, on the date of grant. Compensation expense recognized for equity-based incentive compensation is determined based on the number of awards that in the Company’s estimate are considered probable of vesting (including as a result of any applicable performance conditions). Equity-based incentive compensation is recognized in “compensation and benefits” expense.

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

Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments—In June 2016, the Financial Accounting Standards Board (the “FASB”) issued new guidance regarding the measurement of credit losses on financial instruments. The new guidance replaces the incurred loss impairment methodology in the current guidance with a methodology that reflects current expected credit losses (“CECL”) and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.

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

See Note 5 for further details on the Company’s receivables and allowance for doubtful accounts.

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

Compensation–Retirement Benefits: Changes to the Disclosure Requirements for Defined Benefit Plans—In August 2018, the FASB issued updated guidance which modifies the disclosure requirements regarding defined benefit plans and other postretirement plans. The updated guidance eliminates or clarifies certain existing required disclosures and includes additional requirements. The Company adopted the new guidance on January 1, 2020 and updated its annual disclosures in Note 17 in accordance with the amended requirements.

Simplifying the Accounting for Income Taxes—In December 2019, the FASB issued new guidance to simplify the accounting for income taxes. The amendments include the removal of certain exceptions and various improvements. These improvements are related to the accounting for franchise tax based on income, evaluation of step up in tax basis of goodwill, allocation of consolidated tax expense to standalone legal entities, recognition of enacted change in tax laws or rates, and other minor changes. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2020. The Company will adopt the new guidance effective January 1, 2021. The Company has evaluated each of the amendments and does not expect the adoption of the amendments to have a material impact to the Company’s financial statements.

4.	REVENUE RECOGNITION

The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Year Ended December 31,
	2020	2019	2018
Net Revenue:
Financial Advisory (a)	$1,420,501	$1,374,036	$1,555,526

Asset Management:
Management Fees and Other (b)	$1,109,439	$1,216,115	$1,311,286
Incentive Fees (c)	58,027	21,275	20,515
Total Asset Management	$1,167,466	$1,237,390	$1,331,801

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

The Company’s receivables represent fee receivables, amounts due from customers and other receivables. The fee receivables are generally due within 60 days from the date of invoice except as related to certain Restructuring services and certain Capital Raising activities, specifically Private Capital Advisory services, which have fee receivables due upon specified contractual payment terms. For customer loans within customer and other receivables, the Company has elected to apply the practical expedient, in accordance with CECL guidance, for financial assets with collateral maintenance provisions, which results in no expected credit losses given that these loans are maintained with collateral having a fair value in excess of the carrying amount of the loans as of December 31, 2020.

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

Activity in the allowance for doubtful accounts for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
	2020	2019	2018
Beginning Balance	$27,130	$40,164	$23,746
Adjustment for adoption of new accounting guidance	7,575	-	-
Bad debt expense, net of reversals	3,991	(5,080)	27,164
Charge-offs, foreign currency translation and other adjustments	(2,047)	(7,954)	(10,746)
Ending Balance *	$36,649	$27,130	$40,164

*The allowance for doubtful accounts balances are substantially all related to M&A and Restructuring fee receivables that include recoverable expense receivables.

Bad debt expense, net of reversals represents the current period provision of expected credit losses and is included in “operating expenses–other” on the consolidated statements of operations.

Of the Company’s fee receivables at December 31, 2020 and 2019, $90,521 and $77,052, respectively, represented interest-bearing financing receivables for our Private Capital Advisory fees. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest-bearing receivables of $652,620 and $586,086 at December 31, 2020 and 2019, respectively, approximates fair value.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

6.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at December 31, 2020 and 2019:

	December 31,
	2020	2019
Interest-bearing deposits	$-	$517
Debt	99,987	100,000
Equities	37,365	48,521
Funds:
Alternative investments (a)	34,264	16,581
Debt (a)	123,554	113,579
Equity (a)	325,795	218,435
Private equity	37,567	34,362
	521,180	382,957
Total investments	658,532	531,995
Less:
Interest-bearing deposits	-	517
Investments, at fair value	$658,532	$531,478
Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$1,176	$12,894

(a)

Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $11,128, $90,758 and $277,725, respectively, at December 31, 2020 and $9,881, $78,360 and $170,897, respectively, at December 31, 2019, held in order to satisfy the Company’s liability upon vesting of previously granted LFI and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 8 and 16).

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

During the years ended December 31, 2020, 2019 and 2018, the Company reported in “revenue-other” on its consolidated statements of operations net unrealized investment gains and losses pertaining to “equity securities and trading debt securities” still held as of the reporting date as follows:

	Year Ended December 31,
	2020	2019	2018
Net unrealized investment gains (losses)	$49,719	$36,610	$(43,009)

7.	FAIR VALUE MEASUREMENTS

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

The fair value of equities is classified as Level 1 or Level 3 as follows: marketable equity securities are classified as Level 1 and are valued based on the last trade price on the primary exchange for that security as provided by external pricing services; equity interests in private companies are generally classified as Level 3.

The fair value of investments in alternative investment funds, debt funds and equity funds is classified as Level 1 when the fair values are primarily based on the publicly reported closing price for the fund.

The fair value of investments in private equity funds is classified as Level 3 for certain investments that are valued based on the potential transaction value.

The fair value of securities sold, not yet purchased, is classified as Level 1 when the fair values are based on unadjusted quoted prices in active markets.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The fair value of the contingent consideration liability is classified as Level 3 and the fair value of the liability is remeasured at each reporting period. The inputs used to derive the fair value of the contingent consideration include the application of probabilities when assessing certain performance thresholds for the relevant periods.  Any change in the fair value is recognized in “amortization and other acquisition-related costs (benefits)” in the consolidated statement of operations. Our business acquisitions may involve the potential payment of contingent consideration upon the achievement of certain performance thresholds.  The contingent consideration liability is initially recorded at fair value of the contingent payments on the acquisition date and is included in “other liabilities” on the consolidated statements of financial condition.

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

The following tables present, as of December 31, 2020 and 2019, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	December 31, 2020
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$99,987	$-	$-	$-	$99,987
Equities	35,694	-	1,671	-	37,365
Funds:
Alternative investments	17,411	-	-	16,853	34,264
Debt	123,549	-	-	5	123,554
Equity	325,749	-	-	46	325,795
Private equity	-	-	1,486	36,081	37,567
Derivatives	-	536	-	-	536
Total	$602,390	$536	$3,157	$52,985	$659,068
Liabilities:
Securities sold, not yet purchased	$1,176	$-	$-	$-	$1,176
Derivatives	-	314,485	-	-	314,485
Total	$1,176	$314,485	$-	$-	$315,661

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

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Transfers	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,600	$73	$-	$-	$(2)	$1,671
Private equity funds	1,371	(190)	299	-	6	1,486
Total Level 3 Assets	$2,971	$(117)	$299	$-	$4	$3,157

	Year Ended December 31, 2019
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Transfers (b)	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,622	$(21)	$-	$-	$(1)	$1,600
Private equity funds	-	(760)	2,131	-	-	1,371
Total Level 3 Assets	$1,622	$(781)	$2,131	$-	$(1)	$2,971

Liabilities:
Contingent consideration liability	$10,009	$17,170	$-	$(27,179)	$-	$-
Total Level 3 Liabilities	$10,009	$17,170	$-	$(27,179)	$-	$-

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

(a)

Earnings recorded in “other revenue” for investments in Level 3 assets for the years ended December 31, 2020, 2019 and 2018 include net unrealized gains (losses) of $(117), $(781) and $61, respectively. Earnings recorded in “amortization and other acquisition-related costs (benefits)” for the contingent consideration liability for the years ended December 31, 2019 and 2018 include unrealized (gains) losses of $17,170 and $(18,932), respectively.

(b)

Certain investments that were valued at NAV as of December 31, 2018 were transferred to Level 3 during the year ended December 31, 2019 as these investments are valued based on a potential transaction value that differs from NAV.

There were no other transfers into or out of Level 3 within the fair value hierarchy during the years ended December 31, 2020 and 2019.

Financial Instruments Not Measured at Fair Value—The tables below present the carrying value, fair value and fair value hierarchy category of certain financial instruments as of December 31, 2020 and 2019 that are not measured at fair value in the Company’s consolidated statement of financial condition.

	December 31, 2020
		Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,389,876	$1,389,876	$1,389,876	$-	$-
Deposits with banks and short-term investments	1,134,463	1,134,463	1,134,463	-	-
Cash deposited with clearing organizations and other segregated cash	44,488	44,488	44,488	-	-
Interest-bearing financing receivables	90,521	92,584	-	-	92,584
Financial Liabilities:
Deposits and other customer payables	$1,201,150	$1,201,150	$1,201,150	$-	$-
Senior debt	1,682,741	1,954,145	-	1,954,145	-

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables present, at December 31, 2020 and 2019, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	December 31, 2020
						Investments Redeemable
	Fair Value	Unfunded Commitments		% of Fair Value Not Redeemable		Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$16,216	$-		NA		(a)	30-60 days
Other	637	-		NA		(b)	<30-30 days
Debt funds	5	-		NA		(c)	<30 days
Equity funds	46	-		NA		(d)	<30-60 days
Private equity funds:
Equity growth	36,081	5,865	(e)	100%	(f)	NA	NA
Total	$52,985	$5,865

(a)	monthly (99%) and quarterly (1%)
(b)	daily (8%) and monthly (92%)
(c)	daily (100%)
(d)	monthly (39%) and annually (61%)
(e)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $10,022 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

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

Investment Capital Funding Commitments—

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

At December 31, 2020, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $5,370. The investment period for EGCP III ended on October 12, 2016, after which point the Company’s obligation to fund capital contributions for new investments in EGCP III expired. The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.
8.	DERIVATIVES

The table below presents the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 16) on the accompanying consolidated statements of financial condition as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Derivative Assets:
Forward foreign currency exchange rate contracts	$536	$1,395
	$536	$1,395
Derivative Liabilities:
Forward foreign currency exchange rate contracts	$333	$1,720
Total return swaps and other (a)	2,752	8,527
LFI and other similar deferred compensation arrangements	311,400	226,026
	$314,485	$236,273

(a)

For total return swaps and for contracts with the same counterparty under legally enforceable master netting agreements, (i) as of December 31, 2020 amounts represent the netting of gross derivative assets and liabilities of $152 and $9,797, respectively, and receivables for net cash collateral under such contracts of $6,893, and (ii) as of December 31, 2019 amounts represent the netting of gross derivative assets and liabilities of $152 and $8,679, respectively. Such amounts are recorded “net” by counterparty in “other assets” and “other liabilities”.

Net gains (losses) with respect to derivative instruments (included in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018, were as follows:

	Year Ended December 31,
	2020	2019	2018
Forward foreign currency exchange rate contracts	$(8,356)	$6,988	$7,584
LFI and other similar deferred compensation arrangements	(40,634)	(31,657)	14,086
Total return swaps and other	(9,236)	(14,294)	8,813
Total	$(58,226)	$(38,963)	$30,483

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

9.	PROPERTY

At December 31, 2020 and 2019, property consisted of the following:

	Estimated
	Depreciable	December 31,
	Life in Years	2020	2019
Buildings	33	$155,434	$142,298
Leasehold improvements	3-20	220,975	197,358
Furniture and equipment	3-10	240,825	215,254
Construction in progress		42,824	32,477
Total		660,058	587,387
Less - Accumulated depreciation and amortization		402,471	367,545
Property		$257,587	$219,842

10.	LEASES

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

The operating lease liabilities at commencement reflect total lease payments discounted using an incremental borrowing rate (on a collateralized basis) based on the lease term (the “Discount”), as an implicit rate was not readily determinable for any of the Company’s existing operating leases. The Company determines its Discount with consideration of the Company’s public debt issuances as well as publicly available data for instruments with similar characteristics.

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

The following table summarizes the components of operating lease expense reflected on the accompanying consolidated statements of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Operating lease cost	$85,857	$80,610
Variable lease cost	21,284	19,488
Less - sublease income	6,827	6,809
Total	$100,314	$93,289

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the supplemental cash flow information and certain other information related to operating leases for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$91,643	$84,948

Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$13,515	$608,343

Weighted average remaining lease term	11 years	11 years

Weighted average discount rate	3.6%	3.6%

Maturities of the operating lease liabilities outstanding at December 31, 2020 for each of the years in the period ending December 31, 2025 and thereafter are set forth in the table below.

Year Ending December 31,
2021	$91,931
2022	74,048
2023	68,057
2024	65,205
2025	59,387
Thereafter	377,850
Total lease payments	736,478
Less - Discount	129,515
Operating lease liabilities	$606,963

11.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at December 31, 2020 and 2019 are presented below:

	December 31,
	2020	2019
Goodwill	$383,861	$371,773
Other intangible assets (net of accumulated amortization)	210	1,821
	$384,071	$373,594

At December 31, 2020 and 2019, goodwill of $319,320 and $307,232, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Changes in the carrying amount of goodwill for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
Balance, January 1	$371,773	$371,561	$385,292
Foreign currency translation adjustments	12,088	212	(13,731)
Balance, December 31	$383,861	$371,773	$371,561

All changes in the carrying amount of goodwill for the years ended December 31, 2020, 2019 and 2018 are attributable to the Company’s Financial Advisory segment.

The Company evaluates goodwill for impairment annually or more frequently if circumstances indicate that impairment may have occurred. Pursuant to the Company’s goodwill impairment review for the years ended December 31, 2020, 2019 and 2018, the Company determined that no impairment existed.

The gross cost and accumulated amortization of other intangible assets as of December 31, 2020 and 2019, by major intangible asset category, are as follows:

	December 31, 2020			December 31, 2019
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/incentive fees	$35,385	$35,385	$-	$35,338	$33,840	$1,498
Management fees, customer relationships and non-compete agreements	34,980	34,770	210	34,788	34,465	323
	$70,365	$70,155	$210	$70,126	$68,305	$1,821

Amortization expense of intangible assets, included in “amortization and other acquisition-related costs (benefits)” in the consolidated statements of operations, for the years ended December 31, 2020, 2019 and 2018 was $1,795, $2,240 and $3,035, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense
2021	$60
2022	60
2023	60
2024	30
Total amortization expense	$210

12.	OTHER ASSETS AND OTHER LIABILITIES

The following table sets forth the Company’s other assets, by type, as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Current income and other tax receivables	$49,147	$59,048
Prepaid compensation (see Note 16)	101,631	74,597
Other advances and prepayments	82,224	43,099
Other	74,330	80,455
Total	$307,332	$257,199

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table sets forth the Company’s other liabilities, by type, as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Accrued expenses	$180,724	$179,275
Current income taxes and other taxes	139,705	138,363
Employee benefit-related liabilities	60,599	51,370
Unclaimed funds at LFB	18,967	17,405
Deferred revenue (a)	90,715	97,964
Securities sold, not yet purchased	1,176	12,894
Other	32,652	36,997
Total	$524,538	$534,268

(a)	The change in deferred revenue during the year ended December 31, 2020 principally relates to the recognition of previously deferred revenue.

13.	SENIOR DEBT

Senior debt is comprised of the following as of December 31, 2020 and 2019:

				Outstanding as of
	Initial		Annual	December 31, 2020			December 31, 2019
	Principal Amount	Maturity Date	Interest Rate(b)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2025 Senior Notes	$400,000	2/13/25	3.75%	$400,000	$1,948	$398,052	$400,000	$2,416	$397,584
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	300,000	2,405	297,595	300,000	2,822	297,178
Lazard Group 2028 Senior Notes	500,000	9/19/28	4.50%	500,000	6,568	493,432	500,000	7,814	492,186
Lazard Group 2029 Senior Notes (a)	500,000	3/11/29	4.375%	500,000	6,338	493,662	500,000	7,386	492,614
Total				$1,700,000	$17,259	$1,682,741	$1,700,000	$20,438	$1,679,562

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

(b)

The effective interest rates of Lazard Group’s 3.75% senior notes due February 13, 2025 (the “2025 Notes”), Lazard Group’s 3.625% senior notes due March 1, 2027 (the “2027 Notes”), Lazard Group’s 4.50% senior notes due September 19, 2028 (the “2028 Notes”) and the 2029 Notes are 3.87%, 3.76%, 4.67% and 4.53%, respectively.

On July 22, 2020, Lazard Group entered into an Amended and Restated Credit Agreement for a three-year, $200,000 senior revolving credit facility with a group of lenders, which expires in July 2023 (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement amended and restated Lazard Group’s

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

amended and restated credit agreement, dated September 25, 2015 (the “Previous Credit Agreement”), in its entirety. Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. The Amended and Restated Credit Agreement contains certain covenants, events of default and other customary provisions, including customary LIBOR-replacement mechanics. At December 31, 2020 and 2019, no amounts were outstanding under the Amended and Restated Credit Agreement or the Previous Credit Agreement, respectively.

As of December 31, 2020, the Company had approximately $213,400 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement and unused lines of credit available to LFB of approximately $12,000.

The Amended and Restated Credit Agreement and the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of December 31, 2020, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

Debt maturities relating to senior borrowings outstanding at December 31, 2020 for each of the five years in the period ending December 31, 2025 and thereafter are set forth in the table below.

Year Ending December 31,
2021 - 2024	$-
2025	400,000
Thereafter	1,300,000
Total	$1,700,000

The Company’s senior debt at December 31, 2020 and 2019 is carried at historical amounts. See Note 7 for information regarding the fair value and fair value hierarchy category of the Company’s senior debt.

14.	COMMITMENTS AND CONTINGENCIES

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At December 31, 2020, LFB and LFNY had no such underwriting commitments.

See Notes 7 and 17 for information regarding commitments relating to investment capital funding commitments and obligations to fund our pension plans, respectively.

In the opinion of management, the fulfillment of the commitments described herein will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Legal—The Company is involved from time to time in judicial, governmental, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses, including proceedings initiated by former employees alleging wrongful termination. The Company reviews such matters on a case-by-case basis and establishes any required accrual if a loss is probable and the amount of such loss can be reasonably estimated. The Company experiences significant variation in its revenue and earnings on an annual basis. Accordingly, the results of any pending matter or matters could be significant when compared to the Company’s earnings in any particular year. The Company believes, however, based on currently available information, that the results of any pending matters, in the aggregate, will not have a material effect on its business or financial condition.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

15.	STOCKHOLDERS’ EQUITY

Class A Common Stock Cancellation—On October 31, 2019, Lazard Group distributed to its managing members, which are subsidiaries of Lazard Ltd, 17,000,000 shares of common stock that were held by Lazard Group. These shares were ultimately received by Lazard Ltd and cancelled. There was no impact on total stockholders' equity as a result of the share cancellation.

Share Repurchase Program—Since 2018 and through the year ended December 31, 2020, the Board of Directors of Lazard authorized the repurchase of common stock as set forth in the table below.

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

Years Ended December 31:	Number of Shares Purchased	Average Price Per Share
2018	12,206,652	$45.29
2019	13,674,439	$36.18
2020	2,912,035	$32.70

There were 7,728,387 and 8,513,493 shares of common stock held by our subsidiaries at December 31, 2020 and 2019, respectively. Such shares of common stock are reported, at cost, as “Class A common stock held by subsidiaries” on the accompanying consolidated statements of financial condition.

During 2020, 2019 and 2018, certain of our executive officers received common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the years ended December 31, 2020 and 2018, the Company purchased shares of common stock from certain of our executive officers. The aggregate value of all such purchases in 2020, 2019 and 2018 was approximately $10,000, $14,600 and $17,700, respectively. Such shares of common stock are reported at cost.

As of December 31, 2020, a total of $300,000 of share repurchase authorization remained available under the Company’s share repurchase program, which will expire on December 31, 2021.

During the year ended December 31, 2020, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A and Series B preferred stock. Series A and Series B preferred shares were issued in

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

connection with certain prior year business acquisitions and were each non-participating securities convertible into common stock, and had no voting or dividend rights. As of December 31, 2020, 2019 and 2018, no shares of Series A or Series B preferred stock were outstanding.

Accumulated Other Comprehensive Income (Loss), Net of Tax—The tables below reflect the balances of each component of AOCI at December 31, 2020, 2019 and 2018 and activity during the years then ended:

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2020	$(120,586)	$(173,064)	$(293,650)	$(2)	$(293,648)
Activity:
Other comprehensive income (loss) before reclassifications	52,862	(3,626)	49,236	2	49,234
Adjustments for items reclassified to earnings, net of tax	-	6,046	6,046	-	6,046
Net other comprehensive income	52,862	2,420	55,282	2	55,280
Balance, December 31, 2020	$(67,724)	$(170,644)	$(238,368)	$-	$(238,368)

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2019	$(130,137)	$(143,683)	$(273,820)	$(2)	$(273,818)
Activity:
Other comprehensive income (loss) before reclassifications	9,551	(34,098)	(24,547)	-	(24,547)
Adjustments for items reclassified to earnings, net of tax	-	4,717	4,717	-	4,717
Net other comprehensive income (loss)	9,551	(29,381)	(19,830)	-	(19,830)
Balance, December 31, 2019	$(120,586)	$(173,064)	$(293,650)	$(2)	$(293,648)

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2018	$(83,535)	$(148,984)	$(232,519)	$(1)	$(232,518)
Activity:
Other comprehensive loss before reclassifications	(46,602)	(5,434)	(52,036)	(1)	(52,035)
Adjustments for items reclassified to earnings, net of tax	-	10,735	10,735	-	10,735
Net other comprehensive income (loss)	(46,602)	5,301	(41,301)	(1)	(41,300)
Balance, December 31, 2018	$(130,137)	$(143,683)	$(273,820)	$(2)	$(273,818)

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Amortization relating to employee benefit plans (a)	$7,522	$5,884	$13,070
Less - related income taxes	1,476	1,167	2,335
Total reclassifications, net of tax	$6,046	$4,717	$10,735

(a)	Included in the computation of net periodic benefit cost (see Note 17). Such amounts are included in “operating expenses–other” on the consolidated statements of operations.

Noncontrolling Interests—Noncontrolling interests principally represent (i) interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own, (ii) profits interest participation rights (see Note 16) and (iii) consolidated VIE interests held by employees (see Note 24).

The tables below summarize net income (loss) attributable to noncontrolling interests for the years ended December 31, 2020, 2019 and 2018 and noncontrolling interests as of December 31, 2020 and 2019, in the Company’s consolidated financial statements:

	Net Income (Loss) Attributable to Noncontrolling Interests Year Ended December 31,
	2020	2019	2018
Edgewater	$(2,349)	$9,850	$5,320
Consolidated VIEs	2,577	1,363	-
Other	3	3	4
Total	$231	$11,216	$5,324

	Noncontrolling Interests as of December 31,
	2020	2019
Edgewater	$45,352	$50,151
Profits interest participation rights	1,776	3,177
Consolidated VIEs	40,517	18,241
Other	16	14
Total	$87,661	$71,583

Dividends Declared, February 4, 2021—On February 4, 2021, the Board of Directors of Lazard declared a quarterly dividend of $0.47 per share on our common stock. The dividend is payable on March 2, 2021, to stockholders of record on February 19, 2021.

16.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2018 Plan, 2008 Plan and 2005 Equity Incentive Plan (the “2005 Plan”) and activity with respect thereto during the years ended December 31, 2020, 2019 and 2018 is presented below.

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

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs, restricted stock, profits interest participation rights, including PRPUs, and other share-based awards) and “professional services” expense (with respect to DSUs) within the Company’s accompanying consolidated statements of operations:

	Year Ended December 31,
	2020	2019	2018
Share-based incentive awards:
RSUs	$140,556	$168,338	$193,924
PRSUs	6,264	8,742	34,114
Restricted Stock	27,976	29,322	37,261
Profits interest participation rights	41,293	44,537	-
DSUs	2,360	2,345	2,274
Total	$218,449	$253,284	$267,573

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

RSUs and DSUs

RSUs generally require future service as a condition for the delivery of the underlying shares of common stock (unless the recipient is then eligible for retirement under the Company’s retirement policy) and convert into shares of common stock on a one-for-one basis after the stipulated vesting periods. The grant date fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods (generally, one-third after two years and the remaining two-thirds after the third year), and is adjusted for actual forfeitures over such period.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

RSUs generally include a dividend participation right that provides that, during the applicable vesting period, each RSU is attributed additional RSUs equivalent to any dividends paid on common stock during such period. During the year ended December 31, 2020, dividend participation rights required the issuance of 608,328 RSUs and the associated charge to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”) was $19,082.

Non-executive members of the Board of Directors (“Non-Executive Directors”) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 60,022 DSUs being granted during the year ended December 31, 2020. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of common stock at the time of cessation of service to the Board of Directors. DSUs include a cash dividend participation right equivalent to dividends paid on common stock.

Lazard Ltd’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of common stock on the date immediately preceding the date of the grant. During the year ended December 31, 2020, 22,805 DSUs had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs for the year ended December 31, 2020:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2020	10,387,566	$44.66	395,973	$38.01
Granted (including 608,328 RSUs relating to dividend participation)	3,481,980	$42.60	82,827	$28.49
Forfeited	(122,098)	$41.55	-
Settled	(4,481,104)	$46.67	-
Balance, December 31, 2020	9,266,344	$42.96	478,800	$36.36

In connection with RSUs that settled during the year ended December 31, 2020, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,629,174 shares of common stock during the year. Accordingly, 2,851,930 shares of common stock held by the Company were delivered during the year ended December 31, 2020.

As of December 31, 2020, estimated unrecognized RSU compensation expense was $100,429, with such expense expected to be recognized over a weighted average period of approximately 0.8 years subsequent to December 31, 2020.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Restricted Stock

The following is a summary of activity related to shares of restricted common stock associated with compensation arrangements during year ended December 31, 2020:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2020	1,039,306	$41.79
Granted (including 35,288 relating to dividend participation)	697,140	$42.89
Forfeited	(26,577)	$39.79
Settled	(564,910)	$44.65
Balance, December 31, 2020	1,144,959	$41.09

In connection with shares of restricted common stock that settled during the year ended December 31, 2020, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 200,364 shares of common stock during the year. Accordingly, 364,546 shares of common stock held by the Company were delivered during the year ended December 31, 2020.

Restricted stock awards granted in 2020 generally include a dividend participation right that provides that during the applicable vesting period each restricted stock award is attributed additional shares of restricted common stock equivalent to any dividends paid on common stock during such period. During the year ended December 31, 2020, dividend participation rights required the issuance of 35,288 shares of restricted common stock and the associated charge to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”) was $1,106. With respect to awards granted prior to 2020, the restricted stock awards include a cash dividend participation right equivalent to dividends paid on common stock during the period, which will vest concurrently with the underlying restricted stock award. At December 31, 2020, estimated unrecognized restricted stock expense was $17,045, with such expense to be recognized over a weighted average period of approximately 0.8 years subsequent to December 31, 2020.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity relating to PRSUs during the year ended December 31, 2020:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2020	797,705	$47.65
Performance units earned (a)	299,904	$50.74
Settled	(550,650)	$43.54
Balance, December 31, 2020	546,959	$53.48

(a)	Represents shares of common stock earned during the fiscal year under the performance criteria of previously-granted PRSU awards in excess of the target payout level of such awards.

In connection with certain PRSUs that settled during the year ended December 31, 2020, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 91,314 shares of common stock during the year. Accordingly, 459,336 shares of common stock held by the Company were delivered during the year ended December 31, 2020.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of December 31, 2020, the total estimated unrecognized compensation expense was $415, and the Company expects to amortize such expense over a weighted-average period of approximately 0.1 years subsequent to December 31, 2020.

Profits Interest Participation Rights

In early 2019, the Company established a new long-term incentive compensation program consisting of profits interest participation rights, which are equity incentive awards that, subject to certain conditions, may be exchanged for shares of common stock pursuant to the 2018 Plan.  Pursuant to the program, in February 2019 and February 2020, the Company granted profits interest participation rights subject to service-based and performance-based vesting criteria and other conditions, which we refer to as performance-based restricted participation units (“PRPUs”), to each of the Company’s named executive officers. The Company also granted profits interest participation rights subject to service-based vesting criteria and other conditions, but not the performance-based vesting criteria associated with PRPUs, to a limited number of other senior employees, pursuant to profits interest participation right agreements in February 2019 and February 2020. Profits interest participation rights generally provide for vesting approximately three years following the grant date, so long as applicable conditions have been satisfied.

Profits interest participation rights are a class of membership interests in Lazard Group that are intended to qualify as “profits interests” for U.S. federal income tax purposes, and are recorded as noncontrolling interests within stockholders’ equity in the Company’s consolidated statements of financial condition until they are exchanged into common stock, at which time there is a reclassification to additional paid-in-capital.  The profits interest participation rights generally allow the recipient to realize value only to the extent that both (i) the service-based vesting conditions and, if applicable, the performance conditions, are satisfied, and (ii) an amount of economic appreciation in the assets of Lazard Group occurs as necessary to satisfy certain partnership tax rules (referred to as the "Minimum Value Condition") before the fifth anniversary of the grant date, otherwise the profits interest participation rights will be forfeited.  Upon satisfaction of such conditions, profits interest participation rights that are in parity with the value of common stock will be exchanged on a one-for-one basis for shares of common stock. If forfeited based solely on failing to meet the Minimum Value Condition, the associated compensation expense would not be reversed. With regard to the profits interest participation rights granted in February 2019 and February 2020, the Minimum Value Condition was met during the year ended December 31, 2020 and during February 2021, respectively.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Like outstanding RSUs and similar awards, profits interest participation rights are subject to continued employment and other conditions and restrictions and are forfeited if those conditions and restrictions are not fulfilled. More specifically, vesting of profits interest participation rights are subject to compliance with restrictive covenants including non-compete, non-solicitation of clients, no hire of employees and confidentiality, which are similar to those applicable to PRSUs and RSUs. In addition, profits interest participation rights must satisfy the Minimum Value Condition. PRPUs, like outstanding PRSUs, are also subject to the achievement of incremental pre-established performance conditions and financial metrics and only result in value to the recipient to the extent the conditions are satisfied.

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

The following is a summary of activity relating to profits interest participation rights, including PRPUs, during the year ended December 31, 2020:

	Profits Interest Participation Rights	Weighted Average Grant Date Fair Value
Balance, January 1, 2020	1,462,702	$38.65
Granted	1,060,373	$42.89
Balance, December 31, 2020 (a)	2,523,075	$40.43

(a)

Table includes 1,050,778 PRPUs, which represents the target number of PRPUs granted as of December 31, 2020, including 486,611 PRPUs granted during the year ended December 31, 2020. The weighted average grant date fair values for PRPUs and other profits interest participation rights outstanding as of January 1, 2020 and those granted during the year ended December 31, 2020 were, in each case, the same for PRPUs and other profits interest participation rights. The weighted average grant date fair values for PRPUs and other profits interest participation rights outstanding as of December 31, 2020 were $40.61 and $40.30, respectively.

Compensation expense recognized for profits interest participation rights, including PRPUs, is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value.  As of December 31, 2020, the total estimated unrecognized compensation expense was $21,633, and the Company expects to amortize such expense over a weighted-average period of approximately 0.9 years subsequent to December 31, 2020.

LFI and Other Similar Deferred Compensation Arrangements

Commencing in February 2011, the Company granted LFI to eligible employees. In connection with LFI and other similar deferred compensation arrangements, which generally require future service as a condition for vesting, the Company recorded a prepaid compensation asset and a corresponding compensation liability on the grant date based upon the fair value of the award. The prepaid asset is amortized on a straight-line basis over the applicable

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

vesting periods or requisite service periods (which are generally similar to the comparable periods for RSUs) and is charged to “compensation and benefits” expense within the Company’s consolidated statement of operations. LFI and similar deferred compensation arrangements that do not require future service are expensed immediately. The related compensation liability is accounted for at fair value as a derivative liability, which contemplates the impact of estimated forfeitures, and is adjusted for changes in fair value primarily related to changes in value of the underlying investments.

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the year ended December 31, 2020:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2020	$74,597	$226,026
Granted	143,289	143,289
Settled	-	(104,774)
Forfeited	(3,134)	(6,979)
Amortization	(113,119)	-
Change in fair value related to:
Increase in fair value of underlying investments	-	40,634
Adjustment for estimated forfeitures	-	10,167
Other	(2)	3,037
Balance, December 31, 2020	$101,631	$311,400

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 0.9 years subsequent to December 31, 2020.

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Amortization, net of forfeitures	$119,441	$105,250	$90,230
Change in the fair value of underlying investments	40,634	31,657	(14,086)
Total	$160,075	$136,907	$76,144

Incentive Awards Granted In February 2021

In February 2021, the Company granted approximately $364,000 of deferred incentive compensation awards to eligible employees as part of the year-end compensation process with respect to the 2020 fiscal year. These grants included: RSUs or shares of restricted common stock; PRSUs; profits interest participation rights, including PRPUs; LFI awards; deferred cash awards; and a portion of certain fund managers’ year-end incentive compensation that is reinvested in certain funds managed by the Company’s Asset Management business.

The RSUs, restricted common stock and LFI granted generally provide for one-third vesting on the second anniversary of the grant date and the remaining two-thirds vesting on the third anniversary of the grant date, so long as applicable conditions have been satisfied. PRSUs and the profits interest participation rights granted generally provide for vesting on the third anniversary of the grant date, so long as applicable conditions have been satisfied. Compensation expense with respect to such incentive awards will generally be recognized over the applicable service period.

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

The Company expects to contribute approximately $3,400 to the non-U.S. pension plans during the year ending December 31, 2021.

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

	Pension Plans
	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$744,705	$655,015
Service cost	843	815
Interest cost	11,912	15,350
Actuarial loss	60,613	89,242
Benefits paid	(30,400)	(30,817)
Settlements	(4,178)	-
Foreign currency translation and other adjustments	28,167	15,100
Benefit obligation at end of year	811,662	744,705
Change in plan assets
Fair value of plan assets at beginning of year	710,592	642,837
Actual return on plan assets	86,248	74,844
Employer contributions	6,708	5,623
Benefits paid	(30,272)	(30,760)
Settlements	(3,926)	-
Foreign currency translation and other adjustments	30,545	18,048
Fair value of plan assets at end of year	799,895	710,592
Funded (deficit) at end of year	$(11,767)	$(34,113)
Amounts recognized in the consolidated statements of financial condition at December 31, 2020 and 2019 consist of:
Prepaid pension asset (included in “other assets”)	$28,473	$2,922
Accrued benefit liability (included in “other liabilities”)	(40,240)	(37,035)
Net amount recognized	$(11,767)	$(34,113)
Amounts recognized in AOCI (excluding tax benefits of $41,253 and $41,298 at December 31, 2020 and 2019, respectively) consist of:
Actuarial net loss (gain)	$208,743	$211,197
Prior service cost (credit)	3,154	3,165
Net amount recognized	$211,897	$214,362

For the years ended December 31, 2020 and 2019, the change in the benefit obligation related to the actuarial loss is principally attributable to changes in the discount rates.

The following table summarizes the fair value of plan assets, the accumulated benefit obligation and the projected benefit obligation at December 31, 2020 and 2019:

	U.S. Pension Plans		Non-U.S. Pension Plans		Total
	As Of December 31,		As Of December 31,		As Of December 31,
	2020	2019	2020	2019	2020	2019
Fair value of plan assets	$25,850	$22,914	$774,045	$687,678	$799,895	$710,592
Accumulated benefit obligation	$34,406	$32,314	$777,256	$712,391	$811,662	$744,705
Projected benefit obligation	$34,406	$32,314	$777,256	$712,391	$811,662	$744,705

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the components of net periodic benefit cost (credit), the return on the Company’s post-retirement plan assets, benefits paid, contributions and other amounts recognized in AOCI for the years ended December 31, 2020, 2019 and 2018:

	Pension Plans
	For The Year Ended
	December 31,
	2020	2019	2018
Components of Net Periodic Benefit Cost (Credit):
Service cost	$843	$815	$884
Interest cost	11,912	15,350	15,569
Expected return on plan assets	(26,711)	(27,470)	(29,622)
Amortization of:
Prior service cost	111	110	18
Net actuarial loss (gain)	7,411	5,025	11,840
Settlement loss (gain)	1,329	749	1,212
Net periodic benefit cost (credit)	$(5,105)	$(5,421)	$(99)

Actual return on plan assets	$86,248	$74,844	$(10,608)
Employer contributions	$6,708	$5,623	$22,153
Benefits paid	$30,272	$30,760	$62,056

Other changes in plan assets and benefit

   obligations recognized in AOCI (excluding

   tax expense (benefit) of $45, $(8,067)

   and $1,923 during the years ended

   December 31, 2020, 2019 and 2018,

   respectively):

Net actuarial (gain) loss	$(4,085)	$40,311	$11,073
Prior service cost (credit)	-	-	3,196
Reclassification of prior service (cost) credit to earnings	(111)	(110)	(18)
Reclassification of actuarial gain (loss) to earnings	(7,411)	(5,774)	(13,052)
Currency translation and other adjustments	9,142	3,025	(8,424)
Total recognized in AOCI	$(2,465)	$37,452	$(7,225)
Net amount recognized in total periodic benefit cost and AOCI	$(7,570)	$32,031	$(7,324)

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The assumptions used to develop actuarial present value of the projected benefit obligation and net periodic pension cost as of or for the years ended December 31, 2020, 2019 and 2018 are set forth below:

	Pension Plans
	December 31,
	2020	2019	2018
Weighted average assumptions used to determine benefit obligations:
Discount rate	1.3%	1.8%	2.6%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	1.6%	2.2%	2.4%
Expected long-term rate of return on plan assets	3.9%	4.4%	4.4%

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

Pension
Plans
2021	$27,940
2022	28,477
2023	28,068
2024	30,325
2025	30,243
2026-2030	156,134

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Plan Assets—The following tables present the categorization of our pension plans’ assets as of December 31, 2020 and 2019, measured at fair value, into a fair value hierarchy and investments measured at NAV or its equivalent as a practical expedient in accordance with fair value measurement disclosure requirements:

	As of December 31, 2020
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Cash	$19,489	$-	$-	$-	$19,489
Debt	84,031	-	-	-	84,031
Equities	41,251	-	-	-	41,251
Funds:
Alternative investments	-	-	-	18,847	18,847
Debt	11,978	83,401	-	322,086	417,465
Equity	199,201	6,287	-	11,378	216,866
Derivatives	-	1,946	-	-	1,946
Total	$355,950	$91,634	$-	$352,311	$799,895

	As of December 31, 2019
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Cash	$11,742	$-	$-	$-	$11,742
Debt	77,940	-	-	-	77,940
Equities	37,898	-	-	-	37,898
Funds:
Alternative investments	-	-	-	26,692	26,692
Debt	8,828	81,898	-	269,183	359,909
Equity	183,727	4,697	-	6,442	194,866
Derivatives	-	1,545	-	-	1,545
Total	$320,135	$88,140	$-	$302,317	$710,592

(a)

Represents certain investments measured at NAV or its equivalent as a practical expedient in determining fair value. In accordance with current accounting guidance, these investments have not been classified in the fair value hierarchy.

Included in equity funds are $92,359 and $99,671 as of December 31, 2020 and 2019, respectively, that are invested in funds managed by the Company.

Consistent with the plans’ investment strategies, at December 31, 2020 and 2019, the Company’s U.S. pension plan had 53% and 60%, respectively, of the plans’ assets invested in equity funds in Level 1 and measured at NAV or its equivalent as a practical expedient, 46% and 39%, respectively, invested in Level 1 debt funds and, at both December 31, 2020 and 2019, 1% was invested in cash, which is a Level 1 asset. The Company’s non-U.S. pension plans at December 31, 2020 and 2019 had 32% and 32%, respectively, of the plans’ assets invested in equities and equity funds that are primarily Level 1 and Level 2 assets; 63% and 62%, respectively, of the plans’ assets invested in debt and debt funds that are Level 1 and Level 2 assets or measured at NAV or its equivalent as a practical expedient, and 5% and 6%, respectively, of the plans’ assets invested in cash, which is a Level 1 asset, or in alternative investment funds that are primarily measured at NAV.

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

Defined Contribution Plans—Pursuant to certain matching contributions, the Company contributes to employer sponsored defined contribution plans. Such contributions amounted to $16,736, $16,994 and $15,872 for the years ended December 31, 2020, 2019 and 2018, respectively, which are included in “compensation and benefits” expense on the consolidated statements of operations.

18.	BUSINESS REALIGNMENT

The Company conducted a review of its business in 2019, which resulted in a realignment that included employee reductions and the closing of subscale offices and investment strategies, most of which were completed during the third quarter of 2019.

Expenses associated with the business realignment for the year ended December 31, 2019 were as follows:

	Financial	Asset
	Advisory	Management	Corporate	Total
Compensation and benefits	$39,476	$14,480	$2,679	$56,635
Other (a)	4,371	1,750	5,054	11,175
Total	$43,847	$16,230	$7,733	$67,810

(a)	Financial Advisory includes losses of $3,727 associated with the closing of certain offices as part of business realignment.

Activity related to the obligations pursuant to the business realignment during the year ended December 31, 2020 was as follows:

	Accrued
	Compensation	Other
	and Benefits	Liabilities	Total
Balance, January 1, 2020	$20,210	$5,068	$25,278
Less:
Cash paid or otherwise settled	(18,784)	(5,068)	(23,852)
Balance, December 31, 2020	$1,426	$-	$1,426

19.	INCOME TAXES

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which significantly changed U.S. tax law and included several provisions applicable to us such as the reduction in the corporate income tax rate from 35% to 21%, the limitations on the deductibility of interest expense and certain international provisions. The

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

international provisions of the Tax Act that impact us include the tax on global intangible low-tax income (GILTI) and the base erosion and anti-abuse tax (BEAT).

The components of the Company’s provision for income taxes for the years ended December 31, 2020, 2019 and 2018, and a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rates for such years, are shown below.

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$6,531	$3,756	$2,507
Foreign	44,381	62,885	95,279
State and local	1,389	3,469	5,145
Total current	52,301	70,110	102,931
Deferred:
Federal	41,817	15,139	49,604
Foreign	6,946	2,091	(12,632)
State and local	(1,615)	7,642	8,414
Total deferred	47,148	24,872	45,386
Total	$99,449	$94,982	$148,317

	Year Ended December 31,
	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
BEAT and GILTI tax	0.9	3.0	1.0
Foreign source income not subject to U.S. income tax	(6.4)	(5.3)	(2.2)
Change in U.S. federal valuation allowance	0.5	0.6	2.1
Share-based incentive compensation	0.6	(2.9)	(5.0)
Foreign taxes	3.2	5.8	5.4
Foreign tax credits	(2.1)	(2.6)	(4.3)
State and local taxes	0.2	2.4	1.7
Loss (income) of non-controlling interests	0.1	(0.5)	(0.1)
Uncertain tax positions	0.7	1.8	0.2
Other	1.1	0.9	2.0
Effective income tax rate	19.8%	24.2%	21.8%

See Note 23 regarding “operating income (loss)” by geographic region.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
Deferred Tax Assets:
Basis adjustments (a)	$195,313	$233,371
Compensation and benefits	181,751	167,631
Net operating loss and tax credit carryforwards	281,901	272,456
Depreciation and amortization	1,065	1,815
Other	57,363	62,159
Gross deferred tax assets	717,393	737,432
Valuation allowance	(82,210)	(76,486)
Deferred tax assets (net of valuation allowance)	635,183	660,946
Deferred Tax Liabilities:
Depreciation and amortization	11,119	12,019
Compensation and benefits	17,564	7,058
Goodwill	35,717	29,876
Other	33,376	28,754
Deferred tax liabilities	97,776	77,707
Net deferred tax assets	$537,407	$583,239

(a)

The basis adjustments recorded as of December 31, 2020 and 2019 are primarily the result of additional basis from acquisitions of interests, including the impact of the tax receivable agreement obligation.

The historical profitability of each tax paying entity is an important factor in determining whether to record a valuation allowance and when to release any such allowance. Certain of our tax-paying entities have individually experienced losses on a cumulative three year basis or have tax attributes that may expire unused. In addition, one of our tax paying entities has recorded a valuation allowance on substantially all of its deferred tax assets due to the combined effect of operating losses in certain subsidiaries of that entity as well as foreign taxes that together substantially offset any U.S. tax liability. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets held by these entities will be realized. Consequently, we have recorded valuation allowances on $82,210 and $76,486 of deferred tax assets held by these entities as of December 31, 2020 and 2019, respectively.

Changes in the deferred tax assets valuation allowance for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
	2020	2019	2018
Beginning Balance	$76,486	$73,114	$61,456
Charged (credited) to provision for income taxes	4,598	3,515	14,156
Charged (credited) to other comprehensive income and other	1,126	(143)	(2,498)
Ending Balance	$82,210	$76,486	$73,114

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The Company had net operating loss and tax credit carryforwards for which related deferred tax assets of $281,901 were recorded at December 31, 2020 primarily relating to:

(i)	indefinite-lived carryforwards (subject to various limitations) of approximately $54,000 in Australia, Germany, Hong Kong, Luxembourg, Saudi Arabia, Singapore and the U.S.; and
(ii)	certain carryforwards of approximately $172,000 in the U.S., which begin expiring in 2029.

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

A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended December 31,
	2020	2019	2018
Balance, January 1 (excluding interest and penalties of $18,376, $15,901 and $15,136, respectively)	$86,886	$77,889	$78,674
Increases in gross unrecognized tax benefits relating to tax positions taken during:
Prior years	2,454	11,764	653
Current year	14,702	22,383	17,961
Decreases in gross unrecognized tax benefits relating to:
Tax positions taken during prior years	(9,814)	(19)	(699)
Settlements with tax authorities	(904)	(7,251)	(1,218)
Lapse of the applicable statute of limitations	(12,370)	(17,880)	(17,482)
Balance, December 31 (excluding interest and penalties of $18,882, $18,376 and $15,901, respectively)	$80,954	$86,886	$77,889

Additional information with respect to unrecognized tax benefits is as follows:

	Year Ended December 31,
	2020	2019	2018
Unrecognized tax benefits at the end of the year that, if recognized, would favorably affect the effective tax rate (includes interest and penalties of $18,882, $18,376 and $15,901, respectively)	$86,117	$85,603	$78,693
Unrecognized tax benefits that, if recognized, would not affect the effective tax rate	$13,719	$19,659	$15,097
Interest and penalties recognized in current income tax expense (after giving effect to the reversal of interest and penalties of $3,757, $3,455 and $4,889, respectively)	$506	$2,475	$765

The Company anticipates that it is reasonably possible that approximately $22,700 of unrecognized tax benefits, including interest and penalties recorded at December 31, 2020, may be recognized within 12 months as a result of the lapse of the statute of limitations in various tax jurisdictions.

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

The Company’s basic and diluted net income per share calculations using the “two-class” method for the years ended December 31, 2020 and 2019 and using the “treasury stock” method for the year ended December 31, 2018 are presented below:

	Year Ended December 31,
	2020	2019	2018
Net income attributable to Lazard Ltd	$402,461	$286,500	$527,125
Add - adjustment for earnings attributable to participating securities	(7,667)	(3,390)	-
Net income attributable to Lazard Ltd - basic	394,794	283,110	527,125
Add - adjustment for earnings attributable to participating securities	6,429	25	-
Net income attributable to Lazard Ltd - diluted	$401,223	$283,135	$527,125
Weighted average number of shares of common stock outstanding	104,803,849	108,316,241	118,753,778
Add - adjustment for shares of common stock issuable on a non-contingent basis	2,058,890	1,873,621	252,753
Weighted average number of shares of common stock outstanding - basic	106,862,739	110,189,862	119,006,531
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of common stock issuable from share-based incentive compensation	6,620,641	5,889,944	10,761,061
Weighted average number of shares of common stock outstanding - diluted	113,483,380	116,079,806	129,767,592
Net income attributable to Lazard Ltd per share of common stock:
Basic	$3.69	$2.57	$4.43
Diluted	$3.54	$2.44	$4.06

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

21.	RELATED PARTIES

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Investment advisory fees relating to such services were $564,686, $587,665 and $654,561 for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in “asset management fees” on the consolidated statements of operations. Of such amounts, $72,076 and $54,561 remained as receivables at December 31, 2020 and 2019, respectively, and are included in “fees receivable” on the consolidated statements of financial condition.

Tax Receivable Agreement

The Second Amended and Restated Tax Receivable Agreement, dated as of October 26, 2015 (the “Amended and Restated Tax Receivable Agreement”), between Lazard and LTBP Trust, a Delaware statutory trust (the “Trust”), provides for the payment by our subsidiaries to the Trust of (i) approximately 45% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of certain increases in the tax basis of certain assets and of certain other tax benefits related to the Amended and Restated Tax Receivable Agreement, and (ii) an amount that we currently expect will approximate 85% of the cash tax savings that may arise from tax benefits attributable to payments under the Amended and Restated Tax Receivable Agreement. Our subsidiaries expect to benefit from the balance of cash savings, if any, in income tax that our subsidiaries realize. Any amount paid by our subsidiaries to the Trust will generally be distributed to the owners of the Trust, who include certain of our executive officers, in proportion to their beneficial interests in the Trust.

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

For the years ended December 31, 2020, 2019 and 2018, the Company recorded a “benefit pursuant to tax receivable agreement” on the consolidated statements of operations of $439, $503 and $6,495, respectively. The cumulative liability relating to our obligations under the Amended and Restated Tax Receivable Agreement as of December 31, 2020 and 2019 was $221,451 and $247,344, respectively, and is recorded in “tax receivable agreement obligation” on the consolidated statements of financial condition. The balance at December 31, 2020 reflects a payment made under the Amended and Restated Tax Receivable Agreement in the year ended December 31, 2020 of $25,454.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

See Note 15 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.

22.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $5, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At December 31, 2020, LFNY’s regulatory net capital was $170,286, which exceeded the minimum requirement by $163,005. LFNY’s aggregate indebtedness to net capital ratio was 0.64:1 as of December 31, 2020.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At December 31, 2020, the aggregate regulatory net capital of the U.K. Subsidiaries was $184,227, which exceeded the minimum requirement by $160,353.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB.  LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management.  The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At December 31, 2020, the consolidated regulatory net capital of CFLF was $147,885, which exceeded the minimum requirement set for regulatory capital levels by $81,871. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At December 31, 2020, the regulatory net capital of the combined European regulated group was $184,842, which exceeded the minimum requirement set for regulatory capital levels by $66,782. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At December 31, 2020, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $214,571, which exceeded the minimum required capital by $184,977.

At December 31, 2020, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the years ended December 31, 2020, 2019 and 2018 is prepared using the following methodology:

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

For the years ended December 31, 2020, 2019 and 2018, no individual client constituted more than 10% of the net revenue of any of the Company’s business segments.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		As of or for the Year Ended December 31,
		2020	2019	2018
Financial Advisory	Net Revenue	$1,420,501	$1,374,036	$1,555,526
	Operating Expenses (a)	1,130,850	1,225,795	1,198,807
	Operating Income	$289,651	$148,241	$356,719
	Total Assets	$1,181,783	$1,144,339	$859,306
Asset Management	Net Revenue	$1,167,466	$1,237,390	$1,331,801
	Operating Expenses (a)	861,031	887,522	912,110
	Operating Income	$306,435	$349,868	$419,691
	Total Assets	$958,588	$821,641	$728,220
Corporate	Net Revenue	$(21,829)	$(24,653)	$(60,975)
	Operating Expenses (a)	72,116	80,758	34,669
	Operating Loss	$(93,945)	$(105,411)	$(95,644)
	Total Assets	$3,831,490	$3,673,601	$3,409,715
Total	Net Revenue	$2,566,138	$2,586,773	$2,826,352
	Operating Expenses (a)	2,063,997	2,194,075	2,145,586
	Operating Income	$502,141	$392,698	$680,766
	Total Assets	$5,971,861	$5,639,581	$4,997,241

(a)	Operating expenses include depreciation and amortization of property as set forth in table below.

	Year Ended December 31,
	2020	2019	2018
Financial Advisory	$6,104	$5,492	$7,720
Asset Management	3,730	2,995	3,253
Corporate	25,261	27,085	23,130
Total	$35,095	$35,572	$34,103

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

	As of or for the Year Ended December 31,
	2020	2019	2018
Net Revenue:
Americas	$1,530,100	$1,544,063	$1,615,736
EMEA	885,924	873,007	1,022,994
Asia Pacific	150,114	169,703	187,622
Total	$2,566,138	$2,586,773	$2,826,352
Operating Income:
Americas	$362,446	$241,992	$434,111
EMEA	109,991	120,481	206,578
Asia Pacific	29,704	30,225	40,077
Total	$502,141	$392,698	$680,766
Identifiable Assets:
Americas	$3,124,103	$2,908,926	$2,557,904
EMEA	2,534,168	2,437,788	2,150,597
Asia Pacific	313,590	292,867	288,740
Total	$5,971,861	$5,639,581	$4,997,241

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

24.	CONSOLIDATED VIEs

The Company’s consolidated VIEs as of December 31, 2020 and 2019 include certain funds that were established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement.  Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds. The Company’s consolidated VIE assets and liabilities as reflected in the consolidated statements of financial condition consist of the following at December 31, 2020 and 2019. The Company’s consolidated VIE assets can only be used to settle the obligations of the consolidated VIEs.

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$3,558	$3,826
Customers and other receivables	160	102
Investments (a)	158,370	97,474
Other assets	400	245
Total Assets	$162,488	$101,647

LIABILITIES
Deposits and other customer payables	$104	$62
Other liabilities	491	513
Total Liabilities	$595	$575

(a)	Includes $121,376 and $83,036 of LFI held by Lazard Group which is eliminated in the consolidated statements of financial condition as of December 31, 2020 and 2019, respectively.

25.	COVID-19

In March 2020, the World Health Organization declared the coronavirus (“COVID-19”) a pandemic. Several governments in jurisdictions that encompass the Company’s largest offices and most significant operations implemented strict social distancing measures in the first quarter of 2020, and such governments continue to review and modify such measures.  In response, in the first quarter of 2020, the Company implemented remote work arrangements for most of its employees and restricted business travel; these arrangements and restrictions have been modified as governments modified applicable social distancing measures.  These arrangements have not materially affected our ability to maintain and conduct our business operations, including the operation of financial reporting systems, internal controls over financial reporting and disclosure controls and procedures. While the COVID-19 pandemic has adversely affected the global economy, the nature and extent of COVID-19’s effect on the Company’s operational and financial performance will continue to depend on future developments.
26.	SUBSEQUENT EVENT

In February 2021, Lazard Growth Acquisition Corp. I (“LGAC”) consummated its $575,000 initial public offering, which included $75,000 attributable to the exercise in full of the underwriter’s over-allotment option.  LGAC is a special purpose acquisition company, incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.  LGACo 1 LLC, a Delaware series limited liability company and the Company’s indirect subsidiary, is the sponsor of LGAC. The Company continues to retain control of LGAC through the sponsor’s ownership of Class B founder shares of LGAC. As a result, both LGAC and the sponsor continue to be consolidated in the Company’s financial statements and the Company will include the proceeds from the offering as segregated cash and include redeemable noncontrolling

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

interests associated with the publicly held LGAC Class A shares in the Company’s consolidated statements of financial condition in the first quarter of 2021.

SUPPLEMENTAL FINANCIAL INFORMATION

Not applicable due to early adoption of amendment to Regulation S-K, Item 302.

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

Information regarding members of the Board of Directors, including its audit committee and audit committee financial expert, as well as information regarding our Code of Business Conduct and Ethics that applies to our Chief Executive Officer and senior financial officers, will be presented in Lazard Ltd’s definitive proxy statement for its 2021 annual general meeting of shareholders, which will be held in April 2021, and is incorporated herein by reference. Information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant”.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting and Compliance” in Lazard Ltd’s definitive proxy statement for its 2021 annual general meeting of shareholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding executive officer and director compensation will be presented in Lazard Ltd’s definitive proxy statement for its 2021 annual general meeting of shareholders, which will be held in April 2021, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related shareholder matters will be presented in Lazard Ltd’s definitive proxy statement for its 2021 annual general meeting of shareholders, which will be held in April 2021, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 regarding securities issued under our 2018 Incentive Compensation Plan, 2008 Incentive Compensation Plan and 2005 Equity Incentive Plan.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	2018 Incentive Compensation Plan(1)	11,101,228			(5)	17,665,165
Equity compensation plans approved by security holders	2008 Incentive Compensation Plan(2)	2,833,307	(4)		(5)	-
Equity compensation plans not approved by security holders	2005 Equity Incentive Plan(3)	25,602	(4)		(5)	-
Total		13,960,137	(4)			17,665,165

(1)

Our 2018 Incentive Compensation Plan was approved by the stockholders of Lazard Ltd on April 24, 2018 and replaced the 2008 Incentive Compensation Plan, which was terminated on April 24, 2018. The 2018 Plan authorizes the issuance of up to 30 million shares of common stock.

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

(4)

Represents outstanding stock unit awards and profits interest participation rights, after giving effect to forfeitures, as of December 31, 2020. As of that date, the only grants made under the 2018 Incentive Compensation Plan, 2008 Incentive Compensation Plan and 2005 Equity Incentive Plan have been in the form of stock unit awards, restricted stock awards and profits interest participation rights. See Note 16 of Notes to Consolidated Financial Statements for a description of the plans.

(5)

Each restricted stock unit awarded under our 2018 Incentive Compensation Plan, 2008 Incentive Compensation Plan and 2005 Equity Incentive Plan was granted at no cost to the persons receiving them and represents the contingent right to receive the equivalent number of shares of common stock. Performance-based units awarded represent the contingent right to receive common stock based on the achievement of performance criteria, and the number of shares of common stock that ultimately may be received generally can range from zero to two times the target number. Profits interest participation rights, including PRPUs, represent the contingent right to receive the equivalent number of shares of common stock in exchange for such rights, subject to the satisfaction of certain service-based criteria and the Minimum Value Condition, and, in the case of PRPUs, certain performance-based criteria. For PRPUs, the number of shares of common stock that ultimately may be received generally can range from zero to two times the target number. See Note 16 of Notes to Consolidated Financial Statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence, will be presented in Lazard Ltd’s definitive proxy statement for its 2021 annual general meeting of shareholders, which will be held in April 2021, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be presented in Lazard Ltd’s definitive proxy statement for its 2021 annual general meeting of shareholders, which will be held in April 2021, and is incorporated herein by reference.

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

4.7	Form of Senior Note (included in Exhibits 4.3, 4.4, 4.5, and 4.6).

4.8	Description of Registrant’s Class A Common Stock (incorporated by reference to Exhibit 4.8 to Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on February 25, 2020).

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
`
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

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2020 AND 2019

(dollars in thousands, except per share data)

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$453	$2,734
Investments in subsidiaries, equity method	(931,614)	(1,259,668)
Due from subsidiaries	1,850,887	1,872,940
Other assets	29	8
Total assets	$919,755	$616,014
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Due to subsidiaries	$7,829	$5,866
Other liabilities	154	157
Total liabilities	7,983	6,023
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A—no shares issued and outstanding	-	-
Series B—no shares issued and outstanding	-	-
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 112,766,091 shares issued at December 31, 2020 and 2019, including shares held by subsidiaries as indicated below)	1,128	1,128
Additional paid-in-capital	135,439	41,020
Retained earnings	1,295,386	1,193,570
Accumulated other comprehensive loss, net of tax	(238,368)	(293,648)
	1,193,585	942,070
Class A common stock held by subsidiaries, at cost (7,728,387 and 8,513,493 shares at December 31, 2020 and 2019, respectively)	(281,813)	(332,079)
Total stockholders’ equity	911,772	609,991
Total liabilities and stockholders’ equity	$919,755	$616,014

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
REVENUE
Equity in earnings of subsidiaries	$274,461	$153,450	$392,574
Interest and other income	129,912	135,220	136,399
Total revenue	404,373	288,670	528,973
OPERATING EXPENSES
Professional services	1,851	2,017	1,719
Other	61	153	129
Total operating expenses	1,912	2,170	1,848
NET INCOME	$402,461	$286,500	$527,125

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
NET INCOME	$402,461	$286,500	$527,125
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	52,860	9,551	(46,601)
Employee benefit plans:
Prior service costs (net of tax benefit of $17, $17 and $543 for the years ended December 31, 2020, 2019, and 2018, respectively)	(83)	(84)	(2,653)
Actuarial loss (net of tax expense (benefit) of $(1,414), $(9,219) and $131 for the years ended December 31, 2020, 2019 and 2018, respectively)	(3,543)	(34,014)	(2,781)
Adjustments for items reclassified to earnings (net of tax expense of $1,476, $1,167 and $2,335 for the years ended December 31, 2020, 2019 and 2018, respectively)	6,046	4,717	10,735
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	55,280	(19,830)	(41,300)
COMPREHENSIVE INCOME	$457,741	$266,670	$485,825

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$402,461	$286,500	$527,125
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(274,461)	(153,450)	(392,574)
Dividends received from subsidiaries	42,400	88,400	189,786
Changes in due to/from subsidiaries	23,941	32,058	35,504
Changes in other operating assets and liabilities	(24)	14	13
Net cash provided by operating activities	194,317	253,522	359,854
CASH FLOWS FROM FINANCING ACTIVITIES:
Class A common stock dividends	(196,598)	(254,924)	(359,639)
Net cash used in financing activities	(196,598)	(254,924)	(359,639)
Net increase (decrease) in cash and cash equivalents	(2,281)	(1,402)	215
Cash and cash equivalents, January 1	2,734	4,136	3,921
Cash and cash equivalents, December 31	$453	$2,734	$4,136

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

The Parent Company Financial Statements as of December 31, 2020 and 2019, and for each of the three years in the period ended December 31, 2020, are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosures in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable. Actual results could differ materially from these estimates.

The Parent Company Financial Statements include investments in subsidiaries, accounted for under the equity method.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2021

LAZARD LTD

By:	/s/ Kenneth M. Jacobs
Kenneth M. Jacobs
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Kenneth M. Jacobs	Chairman, Chief Executive Officer and Director	February 26, 2021
Kenneth M. Jacobs	(Principal Executive Officer)

/s/ Evan L. Russo	Chief Financial Officer	February 26, 2021
Evan L. Russo	(Principal Financial Officer)

/s/ Dominick Ragone	Chief Accounting Officer	February 26, 2021
Dominick Ragone

/s/ Andrew M. Alper	Director	February 26, 2021
Andrew M. Alper

/s/ Ashish Bhutani	Director	February 26, 2021
Ashish Bhutani

/s/ Richard N. Haass	Director	February 26, 2021
Richard N. Haass

/s/ Steven J. Heyer	Director	February 26, 2021
Steven J. Heyer

/s/ Michelle Jarrard	Director	February 26, 2021
Michelle Jarrard

/s/ Sylvia Jay	Director	February 26, 2021
Sylvia Jay

/s/ Iris Knobloch Iris Knobloch	Director	February 26, 2021

/s/ Philip A. Laskawy	Director	February 26, 2021
Philip A. Laskawy

/s/ Jane L. Mendillo	Director	February 26, 2021
Jane L. Mendillo

/s/ Richard D. Parsons	Director	February 26, 2021
Richard D. Parsons

II-1