Form 10-K
period 2021-12-31
Lazard Ltd
filed 2022-02-28
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2021 was approximately $4,611,243,468.

As of January 28, 2022, there were 112,766,091 shares of the Registrant’s Class A common stock outstanding (including 13,481,140 shares held by subsidiaries).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2022 annual general meeting of shareholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13 and 14.

Auditor Firm Id: 34                               Auditor Name: Deloitte & Touche  LLP               Auditor Location: New York, New York USA

LAZARD LTD

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

i

Part I

When we use the terms “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd’s primary operating asset is its indirect ownership as of December 31, 2021 of all of the common membership interests in Lazard Group and its controlling interest in Lazard Group. When we use the term “common stock”, we mean Class A common stock of Lazard Ltd, the only class of common stock of Lazard outstanding.

Item 1.	Business

Lazard, one of the world’s preeminent financial advisory and asset management firms, operates from 41 cities across 26 countries in North America, Europe, Asia, Australia, and Central and South America. With origins dating to 1848, we have long specialized in crafting solutions to the complex financial and strategic challenges of a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals.

Principal Business Lines

We focus primarily on two business segments: Financial Advisory and Asset Management. We believe that the mix of our activities across business segments, geographic regions, industries and investment strategies helps to diversify and stabilize our revenue stream.

Financial Advisory

Our Financial Advisory business offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”), restructurings, capital advisory, shareholder advisory, capital raising, sovereign advisory and other strategic advisory matters. We focus on solving our clients’ most complex issues, providing advice to key decision-makers, senior management, boards of directors and business owners, as well as governments and governmental agencies, in transactions that typically are of significant strategic and financial importance to them.

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

We earned $1 million or more from 370 clients for the year ended December 31, 2021. For the year ended December 31, 2021, the ten largest fee paying clients constituted approximately 15% of our Financial Advisory segment net revenue, with no client individually contributing more than 10% of segment net revenue.

We believe that we have been pioneers in offering financial advisory services on an international basis, with the establishment of our New York, Paris and London offices dating back to the nineteenth century. We maintain a major local presence in the United States (the “U.S.”), the United Kingdom (the “U.K.”) and France, including a network of regional branch offices in the U.S., as well as a presence in Argentina, Belgium, Brazil, Canada, Chile,

China, Colombia, Germany, Hong Kong, Italy, Japan, Mexico, the Netherlands, Panama, Singapore, Spain, Sweden and the Middle East region.

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

When we advise clients that are contemplating the sale of certain businesses, assets or an entire company, our services include advising on the sale process, providing valuation analyses, assisting in preparing an information memorandum or other appropriate sale materials and rendering, if appropriate, fairness opinions. We also identify and contact selected qualified potential acquirors and assist in negotiating and closing the proposed sale. As appropriate, we also advise our clients regarding potential financial and strategic alternatives to a sale, including recapitalizations, spin-offs, carve-outs and split-offs. We frequently provide advice with respect to the structure, timing and pricing of these alternatives.

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

When we assist clients in connection with shareholder advisory and corporate preparedness matters, our services may include reviewing and analyzing the business and financial condition of the company, providing insights on the company’s shareholders, assisting in the evaluation of environmental, social and governance (“ESG”) matters, and advising on defense measures and strategic alternatives potentially available to the company. Our advice may relate to a broad range of matters including M&A and capital markets transactions and activist situations.

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

Staffing

We staff each of our assignments with a team of quality professionals who have appropriate product, industry and geographic expertise. We pride ourselves on, and we believe we differentiate ourselves from our competitors by, being able to offer a high level of attention from senior personnel to our clients and organizing ourselves in such a way that managing directors who are responsible for securing and maintaining client relationships also actively participate in providing related advice and services. Our managing directors have significant experience, and many of them are able to use this experience to advise on M&A, financings, restructurings, capital structure, shareholder advisory and other transactions or financial matters, depending on our clients’ needs. Many of our managing directors and senior employees come from diverse backgrounds, such as senior leadership positions in corporations, government, law and strategic consulting, which we believe enhances our ability to offer sophisticated advice and customized solutions to our clients. As of December 31, 2021, our Financial Advisory segment had 179 managing directors and 1,349 other professionals and support staff.

Industries Served

We seek to offer our services across most major industry groups, including, in many cases, sub-industry specialties. Managing directors and professionals in our M&A practice are organized to provide advice in the following major industry practice areas:

•	consumer;
•	financial institutions;
•	health care and life sciences;
•	industrials;
•	power and energy/infrastructure;
•	real estate;
•	technology; and
•	telecommunications, media and entertainment.

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

In addition to our M&A and Restructuring practices, we also maintain specialties in the following distinct practice areas within our Financial Advisory business:

•	government and sovereign advisory;
•	capital structure debt and equity advisory;
•	shareholder and corporate preparedness advisory;
•	fundraising and arranging liquidity for third-party alternative investment funds; and
•	corporate finance and other services, including private placements, underwritten offerings related to our Financial Advisory business and transactions involving the exchange or issuance of securities.

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

Asset Management

Our Asset Management business offers a broad range of global investment solutions and investment and wealth management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients. Our goal in our Asset Management business is to produce superior risk-adjusted investment returns and provide customized investment solutions for our clients through the active management of their portfolios. Our investment teams construct and manage portfolios using various techniques and investment philosophies, including traditional fundamental research and analysis and quantitative tools.

Our top ten clients accounted for 29% of our total assets under management (“AUM”) for the year ended December 31, 2021, with no client individually contributing more than 10% of our Asset Management segment net revenue. Approximately 87% of our AUM as of December 31, 2021 was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 13% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

The charts below illustrate the mix of our AUM as of December 31, 2021, measured by broad product strategy and by office location.

Our Asset Management business maintains offices in New York, Amsterdam, Bordeaux, Boston, Brussels, Chicago, Dubai, Dublin, Frankfurt, Geneva, Hamburg, Hong Kong, London, Luxembourg, Lyon, Madrid, Melbourne, Milan, Montreal, Nantes, Paris, San Francisco, Seoul, Singapore, Sydney, Tokyo, Toronto and Zurich. These operations, with 110 managing directors and 1,088 other professionals and support staff as of December 31, 2021, provide our Asset Management business with both a global presence and a local identity.

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

Demographics

Climate

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

Fixed Income and Cash Management	Global Core/Core Plus High Yield Short Duration Convertibles	Pan-European Core High Yield Cash Management Duration Overlay Convertibles Eurozone Fixed Income Cash Management Corporate Bonds Scandinavian Short Duration	U.S. Core/Core Plus High Yield Short Duration Municipals Cash Management Non-U.S. U.K.	Global Emerging Debt Emerging Corporate

Alternative	Global Convertibles Arbitrage/Relative Value TMT Market Neutral Commodities	European Long/Short Equity	U.S. Quantitative Long/Short Equity Long/Short Credit Non-U.S. Japan Long/Short	Global Emerging Income Emerging Debt

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

Distribution.    We distribute our products through a broad array of marketing channels on a global basis. Marketing, sales and client service efforts are organized through a global market delivery and service network, with distribution professionals located in cities including New York, Amsterdam, Bordeaux, Boston, Brussels, Chicago, Dubai, Frankfurt, Geneva, Hamburg, Hong Kong, London, Luxembourg, Lyon, Madrid, Melbourne, Milan, Montreal, Nantes, Paris, San Francisco, Seoul, Singapore, Sydney, Tokyo, Toronto and Zurich. We have developed a well-established presence in the institutional asset management arena, managing assets for corporations, labor unions, sovereign wealth funds and public pension funds around the world. In addition, we manage assets for insurance companies, savings and trust banks, endowments, foundations and charities.

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

Strategy

Our strategic plan in our Asset Management business is to focus on delivering superior investment performance and client service and broadening our product offerings and distribution in selected areas in order to continue to drive improved business results. Over the past several years, in an effort to improve our Asset Management business’ operations and expand our Asset Management business, we have:

•	focused on enhancing our investment performance;
•	improved our investment management platform by adding a number of senior investment professionals, including portfolio managers and analysts;
•	continued to strengthen our marketing and consultant relations capabilities, including by expanding our marketing resources;
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

We engage in selected alternative investments and private equity activities. In 2009, we established a private equity business with The Edgewater Funds (“Edgewater”), a Chicago-based private equity firm, through the acquisition of Edgewater’s management vehicles. As of December 31, 2021, Edgewater had approximately $1.3 billion of AUM and unfunded fee-earning commitments. Historically, Lazard also has made selected investments with its own capital, often alongside capital of qualified institutional and individual investors in connection with Lazard’s selected alternative investments and private equity activities. These investments typically have been organized in funds that make substantial or controlling investments in private or public companies, generally through privately negotiated transactions. While potentially risky and frequently illiquid, such investments, when successful, can yield investors substantial returns on capital and generate attractive management and performance-based incentive fees for the sponsor of such funds.

Human Capital

We believe that our people are our most important asset. Their talent, integrity and engagement have shaped our success in the past, and they are instrumental to our ability to achieve sustainable growth and deliver value for our shareholders in the future. We strive to create a culture that fosters excellence, collaboration, innovation, empowerment, inclusion and engagement.

Our human capital efforts are overseen by our Board of Directors, with a focus on enhancing our workplace environment which in turn, attracts a diversity of perspectives and exceptional talent. In February 2018, our Board of Directors formally established its Workplace and Culture Committee to assist and advise management on cultivating and reinforcing a workplace culture that helps attract, motivate and retain talented people; fosters productivity, professional and personal development; values diversity, equity and inclusion; and encourages its people to engage with each other and their communities. The Company has several areas of focus to support these objectives:

Attracting and Retaining Talent. We offer competitive compensation packages to recruit and retain exceptional talent. We offer a variety of employee benefits, including comprehensive health insurance coverage, flexible retirement and health care savings account plans as well as family planning and support services. We also invest in wellness programs that are broadly inclusive and support varied lifestyles. We further believe that the equity-based portion of our compensation program fosters a greater sense of ownership among our senior employees and aligns their interests with those of our shareholders.

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

Inclusion, Diversity, Equity and Allyship. We strive to cultivate a workforce comprised of people with different backgrounds and experiences, which we believe creates an environment of cognitive diversity that promotes new ideas and innovation. Our IDEA strategy fosters diversity through hiring, development, promotion and retention while contributing to an equitable and inclusive culture by calling on everyone at the firm to take personal responsibility in ensuring the strategy’s success. Additionally, we support the creation of a variety of employee resource groups, which build community across the firm, contribute to our inclusive culture, and provide opportunities for individuals to give back to their communities through volunteering and educational outreach.

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

Employees. As of December 31, 2021, we employed approximately 3,179 full-time people based in 41 cities across 26 countries. We operate through two business segments: our Financial Advisory business included 179 managing directors and 1,349 professionals and support staff, and our Asset Management business included 110 managing directors and 1,088 professionals and support staff. Our Corporate segment included 22 managing directors and 431 professionals and support staff. Generally, our employees are not subject to collective bargaining agreements, except that our employees in some offices, including France and Italy, are covered by national, industry-wide collective bargaining agreements. We believe that we have good relations with our employees.

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

Regulation

Our businesses are subject to extensive regulation throughout the world. As a matter of public policy, regulatory bodies are generally charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our stockholders or creditors. Many of our affiliates that participate in securities markets are subject to comprehensive regulations that include some form of minimum capital retention requirements and customer protection rules. In the U.S., certain of our subsidiaries are subject to such regulations promulgated by the United States Securities and Exchange Commission (the “SEC”) and/or the Financial Industry Regulatory Authority (“FINRA”). Standards, requirements and rules implemented throughout the European Union are broadly comparable in scope and purpose to the regulatory capital and customer protection requirements imposed under the SEC and FINRA rules. European Union directives also permit local regulation in each jurisdiction, including those in which we operate, to be more restrictive than the requirements of such European Union-wide directives. These local requirements can result in certain competitive disadvantages to us.

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

Compagnie Financière Lazard Frères SAS (“CFLF”), our French subsidiary under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through our Paris-based banking subsidiary, Lazard Frères Banque SA (“LFB”). The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily Lazard Frères Gestion SAS (“LFG”), also are subject to regulation and supervision by the Autorité des Marchés Financiers. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. In 2013, the Company and the ACPR

agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. Additionally, the combined European regulated group, together with certain of our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

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

In addition, the Central Bank of Ireland, the Japanese Ministry of Finance and Financial Services Agency, the Korean Financial Supervisory Commission, the Securities and Futures Commission of Hong Kong, the Monetary Authority of Singapore, the Australian Securities & Investments Commission, the Dubai Financial Services Authority, the Italian Companies and Stock Exchange Commission and the German Federal Financial Supervisory Authority, among others, regulate relevant operating subsidiaries of the Company and also have capital standards and other requirements broadly comparable to the rules of the SEC. Our business is also subject to regulation by other non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries in which we operate.

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

Executive Officers of the Registrant

Set forth below are the name, age, present title, principal occupation and certain biographical information for each of our executive officers as of February 15, 2022, all of whom have been appointed by, and serve at the discretion of, our board of directors.

Kenneth M. Jacobs, 63

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

Evan L. Russo, 47

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

Ashish Bhutani, 61

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

Scott D. Hoffman, 59

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

Peter Orszag, 53

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

Alexandra Soto, 52

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

Alexander F. Stern, 55

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

Our public website is http://www.lazard.com and the investor relations section thereof hosts our SEC filings. We will make available free of charge, on or through the investor relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request of any Lazard Ltd shareholder to the Investor Relations Department, are charters for the Company’s Audit Committee, Compensation Committee, Nominating & Governance Committee and Workplace and Culture Committee. Copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees are also posted on the investor relations section of our website in the corporate governance subsection.

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
•

Our subsidiaries may be required to make payments under the Amended and Restated Tax Receivable Agreement. The IRS may challenge the tax basis increases upon which payments are based and, under certain circumstances, our subsidiaries may have made or could make payments under the Amended and Restated Tax Receivable Agreement in excess of our subsidiaries’ cash tax savings.

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

Our AUM declines from time to time. If our Asset Management revenue declines without a commensurate reduction in our expenses, our net income would be reduced. In addition, in the event of a market or general economic downturn, our alternative investment and private equity practices also may be impacted by a difficult fund raising environment and reduced exit opportunities in which to realize the value of their investments. Fluctuations in foreign currency exchange rates may also affect the levels of our AUM and our investment advisory fees. See “Fluctuations in foreign currency exchange rates could reduce our stockholders’ equity and net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM” below.

Fluctuations in foreign currency exchange rates could reduce our stockholders’ equity and net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM.

We are exposed to fluctuations in foreign currencies, including through advisory fees paid to our Financial Advisory business and management fees paid to our Asset Management business. Our financial statements are denominated in U.S. Dollars and, for the year ended December 31, 2021, we received a portion of our consolidated net revenue in other currencies, predominantly in Euros, British Pounds and Australian Dollars. In addition, we pay a portion of our expenses in such other currencies. The exchange rates of these currencies versus the U.S. Dollar affect the carrying value of our assets and liabilities as well as our revenues, expenses and net income. We do not generally hedge such foreign currency exchange rate exposure arising in our subsidiaries outside of the U.S. Fluctuations in foreign currency exchange rates may also make period to period comparisons of our results of operations difficult.

Fluctuations in foreign currency exchange rates also can impact the portfolios of our Asset Management clients. Client portfolios are invested in securities across the globe, although most portfolios are funded in a single base currency. Foreign currency exchange rate fluctuations can adversely impact investment performance for a client’s portfolio and also may affect the levels of our AUM. As our AUM include significant assets that are denominated in currencies other than U.S. Dollars, an increase in the value of the U.S. Dollar relative to non-U.S. currencies, with all other factors held constant, generally would result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S. Dollar-denominated revenue in our Asset Management business. As of December 31, 2021, AUM with foreign currency exposure represented approximately 65% of our total AUM.

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

The outbreak of a novel strain of coronavirus (“COVID-19”) continues to affect the global community and our business, financial condition and results of operations. The nature and severity of the impact remains highly uncertain, and the extent to which COVID-19 (including any variants) affects our operations and heightens the risks described in these Risk Factors will continue to depend largely on future developments, including the course of the pandemic and the emergence of new variants of COVID-19; the manufacturing, global distribution and efficacy of vaccines developed to prevent the spread of COVID-19 and its variants; and the extent of actions that have been or may be taken to contain or address its impact. These actions, many of which have been implemented in various jurisdictions worldwide, include, but are not limited to, declarations of states of emergency, business closures, restrictions on businesses’ ability to pay dividends or make distributions, restrictions on in-person meetings and travel, vaccine mandates or other similar restrictions and limitations. While such actions may be, or have been, relaxed or suspended, they may also be reinstated or enhanced as the pandemic continues to evolve, and the relaxation or suspension of such actions may not be successful in restarting economic activity. The scope and timing of any such actions or reinstatements remains difficult to predict.

Moreover, the COVID-19 pandemic has adversely affected the economies in countries and regions, in which our businesses operate, and the global financial markets, including the global debt and equity capital markets, which have experienced, and may continue to experience, significant volatility. Further disruptions to, and volatility in, the global financial markets as a result of the COVID-19 pandemic may result in a decrease in the volume and value of M&A transactions, thereby reducing the demand for our Financial Advisory services and increasing price competition among financial services companies seeking such engagements, which may adversely affect our financial condition and results of operations. Those same market disruptions may result in a decrease in our AUM resulting in lower investment advisory fees for our Asset Management business, may affect our ability to effect transactions for our Asset Management clients and may negatively impact the liquidity of the assets held in our client portfolios. Furthermore, any such disruptions to the global financial markets may affect our ability to incur debt or issue equity on acceptable terms, or at all, to fund our working capital requirements or refinance existing indebtedness or to make acquisitions and other investments. Additionally, we have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional clients. Many of these transactions expose us to credit risk in the event our counterparty or client defaults, which defaults could become more frequent or widespread due to the impact of the COVID-19 pandemic.

Our efforts to mitigate the impact of the COVID-19 pandemic have required, and will continue to require, a significant investment of time and resources across our businesses. In response to recommendations or orders by governmental institutions limiting certain business or commercial activities in jurisdictions in which we operate around the world, we have taken, and may take further, preventative or protective actions, including instituting policies requiring employees who are capable of performing their functions remotely to do so. These arrangements may result in reduced productivity and limitations on the ability of our managing directors and employees to communicate or interact, which may adversely impact our business, financial condition and results of operations. Furthermore, given the unprecedented number of employees performing their functions remotely on a regular basis, we have reinforced policies, procedures and guidelines that we believe are reasonably designed to protect the confidentiality of our and our clients’ confidential information, but there can be no assurance that these measures will be adequate. Any unauthorized disclosure of such information could result in legal action, regulatory sanctions and reputational or financial harm.

As shelter-in-place restrictions have lifted, we have implemented plans for our employees’ return to office. Our return to office plan is subject to a variety of complex considerations, including international, federal, state and local laws, regulations and guidance, and employees’ needs. As such, we are carefully monitoring the public health environment and will adjust our policies as needed.

Similarly, due to the unprecedented number of employees frequently deploying the remote working capabilities of our information systems, including on home networks or through increased use of mobile technologies, we face a heightened risk of operational interruptions and security breaches involving such systems. Additionally, such home and mobile technology resources could be more susceptible to interruptions and security breaches than our dedicated business resources. There can be no assurance that protective measures and policies we have instituted in an effort to reduce the likelihood and severity of such interruptions and breaches, including as a result of cyber attacks, will be adequate. See “A failure in or breach of our information systems or infrastructure, or those of third parties with which we do business, including as a result of cyber attacks, could disrupt our businesses, lead to reputational harm and legal liability or otherwise impact our ability to operate our business” below.

Additionally, certain of our third party vendors or service providers may take, have taken or may take further preventative or protective actions, including instituting policies requiring their respective employees who are capable of performing their functions remotely to do so and implementing or expanding back-up procedures and capabilities, and may be experiencing a growing demand for their services. Any failure of or interruption to their systems or any back-up procedures and capabilities as a result of such actions or such growth in demand could materially adversely affect our business, financial condition and results of operations. See “Other operational risks may disrupt our businesses, result in regulatory action against us or limit our growth” below.

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

We historically have earned a substantial portion of our revenue from advisory fees paid to us by our Financial Advisory clients, which usually are payable upon the successful completion of a particular transaction or restructuring. For example, for the year ended December 31, 2021, Financial Advisory services accounted for approximately 55% of our consolidated net revenue. We expect that we will continue to rely on Financial Advisory fees for a substantial portion of our revenue for the foreseeable future, and a decline in our Financial Advisory engagements or the market for financial advisory services would adversely affect our business, financial condition and results of operations.

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

We have investments in relatively high-risk, illiquid assets, and we may lose some or all of the principal amount of these investments or fail to realize any profits from these investments for a considerable period of time.

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

As of December 31, 2021, Lazard Group and its subsidiaries had approximately $1.7 billion in debt outstanding, of which $400 million, $300 million, $500 million and $500 million relate to Lazard Group senior notes that mature in 2025, 2027, 2028 and 2029, respectively. This debt has certain mandated payment obligations, which may constrain our ability to operate our business. If we decide to redeem or retire this debt before maturity, we may be required to pay a significant premium to do so, which may adversely impact our earnings and affect our financial position. In addition, in the future we may need to incur debt or issue equity in order to fund our working capital requirements or refinance existing indebtedness, as well as to make acquisitions and other investments. The amount of our debt obligations may impair our ability to raise debt or issue equity for financing purposes. Our access to funds also may be impaired if regulatory or governmental authorities take significant action against us or for a variety of other possible reasons. In addition, our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. These ratings are assigned by rating agencies, which may reduce or withdraw their ratings or place us on “credit watch” with negative implications at any time.

The soundness of third parties, including our clients, as well as financial, governmental and other institutions, could adversely affect us.

We have exposure to many different industries, institutions, products, counterparties and clients, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit and settlement risk may be exacerbated when the collateral held by us, if any, cannot be fully realized or is liquidated at prices not sufficient to recover the full amount of the loan, credit balance or derivative exposure due to us.

LFG and LFB offer wealth management and banking services to high net worth individuals and families. In order to support this business, LFB may extend lines of credit to such clients. These loans are fully collateralized, and collateral values could fluctuate over time.  In the event that the clients are unable to repay their loans and we are unable to realize the collateral for sums that exceed the underlying amount of the loan, we may lose some or all of these amounts.

In addition, we have and may continue to enter into joint ventures, partnerships and invest in entities in which we share ownership or management with unaffiliated third parties. In certain circumstances, we may not have complete control over governance, financial reporting, operations, legal and regulatory compliance or other matters relating to such joint ventures, partnerships or entities. As a result, we may face certain operating, financial, legal, regulatory compliance, reputational and other risks relating to these joint ventures, partnerships and entities, including risks related to the financial strength of such third parties; the willingness of such third parties to provide adequate funding for the joint venture, partnership or entity; differing goals, strategies, priorities or objectives between us and such third parties; our inability to unilaterally implement actions, policies or procedures with respect to the joint venture, partnership or entity that we believe are favorable; legal and regulatory compliance risks relating to actions of the joint venture, partnership, entity or such third parties; the risk that the actions of such third parties could damage our brand image and reputation; and the risk that we will be unable to resolve disputes with such third parties.

Other operational risks may disrupt our businesses, result in regulatory action against us or limit our growth.

Our business is highly dependent on communications and information systems, including those of our vendors. Any failure or interruption of these systems, whether caused by fire, other natural disaster, power or telecommunications failure, geopolitical instability, act of terrorism or war, system modification or upgrade or a delay of any modification or upgrade or otherwise, could materially adversely affect our business. Although back-up systems are in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate.

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

Specific regulatory changes also may have a direct impact on the revenue of our Asset Management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. For example, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of client trades also pays for research and other eligible services that are used by investment advisors, has in the last several years been reexamined by different regulatory bodies and industry participants. Although a substantial portion of the research relied on by our Asset Management business in its investment decision-making processes is generated internally by our investment personnel, external research, including external research and other eligible services traditionally paid for with soft dollars, is also important to the process. This external research includes materials provided by broker-dealers and research firms, as well as eligible data and analytics services from various sources. In connection with the implementation of the EU Markets in Financial Instruments Directive II (“MiFID II”) in 2018, our Asset Management affiliates in France, Germany and the U.K. decided to pay for broker research services from their own resources. This has reduced our ability to utilize commissions to pay for research services and other soft dollar services in certain European jurisdictions. Similar pressures may come from future changes within the asset management industry itself, which may further increase our costs related to external research services. For the year ended December 31, 2021, our Asset Management business obtained research and other eligible services through third-party soft dollar arrangements, the total value of which we estimate to be approximately $23 million.

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

As a financial services firm, we depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. Companies across all industries are facing increasing scrutiny from customers, clients, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Further, there is increased public awareness and concern regarding global climate change.  As a result, if any of our stakeholders are not satisfied with our services, our ESG practices or the ESG practices of any company we invest in, such dissatisfaction may be more damaging to our business than to other types of businesses. Moreover, our role as advisor to our clients on important transactions involves complex analysis and the exercise of professional judgment, including, if appropriate, rendering fairness opinions in connection with mergers and other transactions. Our role as advisor to our sovereign and government clients in particular may occasionally result in increased publicity of our involvement with, and our advice to, such clients.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has increased. The activities of our Financial Advisory business may subject us to the risk of significant legal actions by our clients and third parties, including our clients’ stockholders, under securities or other laws. Such legal actions may include allegations relating to aiding and abetting breaches of fiduciary duties and to materially false or misleading statements or misrepresentations made in connection with securities and other transactions, including private placements. We may also be exposed to potential liability for the fairness opinions and other advice provided to participants in corporate transactions. In our Asset Management business, we make investment decisions on behalf of our clients, which could result in substantial losses. Many of our business activities may subject us to the risk of legal actions alleging negligence, misconduct, breach of fiduciary duty or breach of contract. In addition, we have, and may in the future continue to, sponsor or otherwise make investments in special purpose acquisition companies, or SPACs. There are potential litigation risks associated with transactions involving SPACs and uncertainty whether regulatory, tax or other authorities will implement additional or adverse policies relating to SPACs and SPAC sponsorship and investing.

We increasingly confront actual and potential conflicts of interest relating to our Financial Advisory business, as well as to the fact that we have both a Financial Advisory business and an Asset Management business. Additionally, our pursuit of new business lines or other growth opportunities, including our sponsoring of SPACs, could result in additional actual or potential conflicts of interest. It is possible that actual, potential or perceived conflicts of interest, including with respect to the use or disclosure of confidential information, could give rise to client dissatisfaction, litigation or regulatory or governmental enforcement actions, which could have the effect of limiting our business opportunities. Appropriately identifying and managing actual or perceived conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts of interest. However, these policies, controls and procedures may not be adhered to by our employees or be effective in reducing the applicable risks. Any failure of, or failure to adhere to, these policies, controls and procedures may result in regulatory or governmental sanctions or client litigation. We may also face competition from time to time from other financial services firms that do not operate under similar policies, controls and procedures.

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

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2021. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could materially adversely affect our business.

Uncertainty regarding the outcome of future arrangements between the European Union and the United Kingdom may adversely affect our business.

The Company has a significant presence in the U.K. and many European Union countries. The U.K. left the European Union on January 31, 2020. Ahead of its exit, the U.K. adopted several European Union laws and regulations into domestic legislation in order to ensure continuity. In the future, the U.K. may decide not to adopt rules that correspond to future European Union legislation. To the extent that different regulatory systems impose overlapping or inconsistent requirements on the conduct of the Company's business, the Company may face additional complexity and costs in its compliance efforts, as well as potential increased costs to the extent the Company is required to make further adjustments to how the Company operates its business in the U.K. and/or the European Union.

In the event of a change or adverse interpretation of relevant income tax law, regulation or treaty, or a failure to qualify for treaty benefits, our overall tax rate may be substantially higher than the rate used for purposes of our consolidated financial statements.

We are a multinational company subject to tax in multiple U.S. and foreign jurisdictions. Our effective tax rate is based upon the application of currently applicable income tax laws, regulations and treaties, and current judicial and administrative interpretations of those income tax laws, regulations and treaties, and upon our non-U.S. subsidiaries’ ability to qualify for benefits under those treaties. Those income tax laws, regulations and treaties, and the administrative and judicial interpretations of them, are subject to change at any time, and any such change may be retroactive.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act changed existing U.S. tax laws as applicable to us including several international provisions.  These provisions are complex and could adversely impact our effective tax rate in future years. In addition, if we were to convert into a U.S. corporation, we could be subject to additional U.S. taxes, and future payments required under our Tax Receivable Agreement could be accelerated, both of which could reduce the amount of our cash available for distribution or reinvestment.

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

Our subsidiaries may be required to make payments under the Amended and Restated Tax Receivable Agreement. The IRS may challenge the tax basis increases upon which payments are based and, under certain circumstances, our subsidiaries may have made or could make payments under the Amended and Restated Tax Receivable Agreement in excess of our subsidiaries’ cash tax savings.

As further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income Taxes” and Note 21 of Notes to Consolidated Financial Statements, the Second Amended and Restated Tax Receivable Agreement, dated as of October 26, 2015 (the “Amended and Restated Tax Receivable Agreement”), between Lazard and LTBP Trust, a Delaware statutory trust (the “Trust”), provides for the payment by our subsidiaries to the Trust of a significant portion of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of certain tax benefits that are subject to the Amended and Restated Tax Receivable Agreement. Any amount paid by our subsidiaries to the Trust will generally be distributed to the owners of the Trust, including certain of our executive officers, in proportion to their beneficial interests in the Trust. If the IRS successfully challenges the tax basis increases we receive, under certain circumstances, our subsidiaries may have made or could make payments under the Amended and Restated Tax Receivable Agreement in excess of our subsidiaries’ cash tax savings.

Risks Relating to Our Capital Structure

Lazard Ltd is a holding company and, accordingly, depends upon distributions from Lazard Group to pay dividends and taxes and other expenses.

Lazard Ltd is a holding company and has no independent means of generating significant revenue or cash. We control Lazard Group through our indirect control of both of the managing members of Lazard Group. Our subsidiaries incur income taxes on the net taxable income of Lazard Group in their respective tax jurisdictions. We intend to continue to cause Lazard Group to make distributions to our subsidiaries in an amount sufficient to cover all applicable taxes payable by us and dividends, if any, declared by us. To the extent that our subsidiaries need funds to pay taxes on their share of Lazard Group’s net taxable income, or if Lazard Ltd needs funds for any other purpose, and Lazard Group is restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our business, financial condition or results of operations.

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

Item 1B.Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before December 31, 2021 relating to our periodic or current reports under the Exchange Act.

Item 2.	Properties

Lazard has offices located around the world. The following table lists the principal properties used for the Lazard organization as of December 31, 2021. As a general matter, one or both of our Financial Advisory and Asset Management segments (as well as our Corporate segment) uses the following properties. Our London office subleases 71,207 square feet to third parties. Our Paris office has entered into a lease agreement with a third party with respect to 96,132 square feet of owned property, which is expected to commence no earlier than November 2022. We remain fully liable for the subleased space to the extent that the subtenants fail to perform their obligations under the subleases for any reason.

Location	Square Footage	Offices
New York City	438,870 square feet of leased space	Principal office located at 30 Rockefeller Plaza
Paris	270,994 square feet of owned and leased space	Principal offices located at 175 Boulevard Haussmann and 25 rue de Courcelles
London	142,471 square feet of leased space	Principal office located at 50 Stratton Street

Item 3.	Legal Proceedings

The Company is involved from time to time in judicial, governmental, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses, including proceedings initiated by former employees alleging wrongful termination. The Company reviews such matters on a case-by-case basis and establishes any required accrual if a loss is probable and the amount of such loss can be reasonably estimated. The Company may experience significant variation in its revenue and earnings on an annual basis. Accordingly, the results of any pending matter or matters could be significant when compared to the Company’s earnings in any particular year. The Company believes, however, based on currently available information, that the results of any pending matters, in the aggregate, will not have a material effect on its business or financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The New York Stock Exchange under the symbol “LAZ.”

As of January 28, 2022, there were approximately 20 holders of record of our common stock. This does not include the number of shareholders that hold shares in “street-name” through banks or broker-dealers.

On January 28, 2022, the last reported sales price for our common stock on the New York Stock Exchange was $42.57 per share.

Share Repurchases in the Fourth Quarter of 2021

The following table sets forth information regarding Lazard’s purchases of its common stock on a monthly basis during the fourth quarter of 2021. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2021
Share Repurchase Program (1)	455,000	$49.66	455,000	$291.2	million
Employee Transactions (2)	1,829	$51.85
November 1 – November 30, 2021
Share Repurchase Program (1)	599,866	$45.70	599,866	$263.8	million
Employee Transactions (2)	627	$44.68
December 1 – December 31, 2021
Share Repurchase Program (1)	1,600,000	$43.72	1,600,000	$193.9	million
Employee Transactions (2)	8,476	$43.05
Total
Share Repurchase Program (1)	2,654,866	$45.18	2,654,866	$193.9	million
Employee Transactions (2)	10,932	$44.62

(1)	Since 2019 and through the year ended December 31, 2021, the Board of Directors of Lazard authorized the repurchase of common stock as set forth in the table below.

Date	Repurchase Authorization	Expiration
	($ in thousands)
February 2019	$300,000	December 31, 2020
October 2019	$300,000	December 31, 2021
April 2021	$300,000	December 31, 2022

In addition, on February 2, 2022, the Board of Directors of Lazard authorized the repurchase of up to $300 million of additional shares of common stock, which authorization will expire December 31, 2024, bringing the total available share repurchase authorization as of February 2, 2022 to $431 million.

A significant portion of the Company’s purchases under the share repurchase program are used to offset a portion of the shares that have been or will be issued under Lazard Ltd’s 2008 Incentive Compensation Plan (the “2008 Plan”) and 2018 Incentive Compensation Plan, as amended (the “2018 Plan”). Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions. The rate at which the Company purchases shares in connection with the share repurchase program may vary from quarter to quarter due to a variety of factors. Amounts shown in this line item include repurchases of common stock and exclude the shares of common stock withheld by the Company to meet the minimum statutory tax withholding requirements as described below.

(2)

Under the terms of the 2008 Plan and the 2018 Plan, upon the vesting of RSUs, PRSUs, deferred stock units (“DSUs”) and delivery of restricted common stock, shares of common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended December 31, 2021, the Company satisfied such obligations in lieu of issuing (i) 3,965 shares of common stock upon the vesting or settlement of 22,588 RSUs and (ii) 6,967 shares of common stock upon the vesting of 35,487 shares of restricted common stock.

During the year ended December 31, 2021, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”

Stock Performance

The stock performance graph below compares the performance of an investment in our common stock, from December 31, 2016 through December 31, 2021, with that of the S&P 500 Index and the S&P Financial Index. The graph assumes $100 was invested at the close of business on December 31, 2016 in each of our common stock, the S&P 500 Index and the S&P Financial Index. It also assumes that dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Other Matters

None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Summary

Lazard, one of the world’s preeminent financial advisory and asset management firms, operates from 41 cities across 26 countries in North America, Europe, Asia, Australia, and Central and South America. With origins dating to 1848, we have long specialized in crafting solutions to the complex financial and strategic challenges of a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals.

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

Our principal sources of revenue are derived from activities in the following business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”), restructurings, capital advisory, shareholder advisory, capital raising, sovereign advisory and other strategic advisory matters, and

•

Asset Management, which offers a broad range of global investment solutions and investment and wealth management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.

In addition, we record selected other activities in our Corporate segment, including management of cash, investments, deferred tax assets, outstanding indebtedness, certain contingent obligations, and certain assets and liabilities associated with (i) Lazard Group’s Paris-based subsidiary, Lazard Frères Banque SA (“LFB”), and (ii) a special purpose acquisition company sponsored by an affiliate of the Company, Lazard Growth Acquisition Corp. I (“LGAC”).

Our consolidated net revenue was derived from the following segments:

	Year Ended December 31,
	2021	2020	2019
Financial Advisory	55%	55%	53%
Asset Management	45	46	48
Corporate	-	(1)	(1)
Total	100%	100%	100%

We also invest our own capital from time to time, generally alongside capital of qualified institutional and individual investors in alternative investments or private equity investments, and make investments to seed our Asset Management strategies.

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

The global macroeconomic environment continues to have solid fundamentals. However, inflationary pressures, central banks’ transition policies, new geopolitical tensions and uncertainty about the course of the coronavirus (“COVID-19”) pandemic are contributing to market volatility.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•

Financial Advisory—During a very active M&A market, we are focused on serving clients with our depth of expertise in capital structure, capital raising, and restructuring. Announced M&A transaction volumes achieved record levels in 2021, with particularly strong activity among private equity sponsors. However, we still expect there to be elevated uncertainty in the near term due to the ongoing health crisis, emergent concerns about inflation, a more stringent regulatory market, and geopolitical instability. The global scale and breadth of our Financial Advisory business enables us to advise on a wide range of strategic and restructuring transactions across a variety of industries. In addition, we continue to invest in our Financial Advisory business by selectively hiring talented senior professionals in an effort to enhance our capabilities and sector expertise in M&A, capital structure and public and private capital markets.

•

Asset Management—In the short to intermediate term, we normally would expect most investor demand to come through financial institutions, and from defined benefit and defined contribution plans in developed economies because of their sheer scope and size. However, uncertainty due to the ongoing health crisis, emergent concerns about inflation, and geopolitical instability may impact our business in a manner that we cannot predict. Over the longer term, and depending upon local and global market conditions, we would expect an increasing share of our AUM to come from the developing economies around the globe, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Given our diversified investment platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from opportunities across the asset management industry despite the current challenges that markets have created for that industry. We are continually developing new investment strategies that extend our existing platforms and assessing potential product acquisitions or other inorganic growth opportunities. Among other efforts, we have been particularly focused on continuing to incorporate ESG considerations, as appropriate, into our investment research and launching strategies that use ESG and sustainability factors to drive long-term investment returns. In addition to these new ESG and sustainable strategies, recent examples of growth initiatives include the following: various Quantitative Equity strategies, new convertible bond strategies, thematically oriented strategies, a new long/short credit strategy and a new Technology, Media and Telecom long/short equity strategy.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value of all completed transactions, including the subset of completed transactions involving values greater than $500 million, increased in 2021 as compared to 2020. With respect to announced M&A transactions, the value of all transactions, including the subset of announced transactions involving values greater than $500 million, increased in 2021 as compared to 2020.

	Year Ended December 31,
	2021	2020	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$4,976	$3,481	43%
Number	31,341	33,609	(7)%
Deals Greater than $500 million:
Value	$3,962	$2,647	50%
Number	1,573	1,111	42%
Announced M&A Transactions:
All deals:
Value	$5,904	$3,650	62%
Number	33,605	34,040	(1)%
Deals Greater than $500 million:
Value	$4,751	$2,795	70%
Number	1,965	1,169	68%

Source:	Dealogic as of January 5, 2022.

Global restructuring activity during 2021, as measured by the number of corporate defaults, decreased as compared to 2020. The number of defaulting issuers decreased to 54 in 2021, according to Moody’s Investors Service, Inc., as compared to 216 in 2020.

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

Asset Management

Equity market indices for major markets at December 31, 2021 increased in developed markets and declined in emerging markets as compared to such indices at December 31, 2020. Equity market indices for major markets at December 31, 2020 generally increased, with the exception of Europe, as compared to such indices at December 31, 2019.

The percentage change in major equity market indices (i) at December 31, 2021, as compared to such indices at December 31, 2020, and (ii) at December 31, 2020, as compared to such indices at December 31, 2019, is shown in the table below.

	Percentage Changes December 31,
	2021 vs. 2020	2020 vs. 2019
MSCI World Index	22%	16%
Euro Stoxx	24%	(3%)
MSCI Emerging Market	(3%)	19%
S&P 500	29%	18%

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

Financial Statement Overview

Net Revenue

The majority of Lazard’s Financial Advisory net revenue historically has been earned from the successful completion of M&A transactions, restructuring, capital advisory, shareholder advisory, capital raising, sovereign advisory and other strategic advisory matters. The main drivers of Financial Advisory net revenue are overall M&A activity, the level of corporate debt defaults and the environment for capital raising activities, particularly in the industries and geographic markets in which Lazard focuses. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to clients, with such fees not being dependent on a specific transaction, and may also earn fees in connection with public and private securities offerings. Significant fluctuations in Financial Advisory net revenue can occur over the course of any given year, because a significant portion of such net revenue is earned upon the successful completion of a transaction, restructuring or capital raising activity, the timing of which is uncertain and is not subject to Lazard’s control.

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

Corporate segment total assets represented 67% of Lazard’s consolidated total assets as of December 31, 2021, which are attributable to cash and cash equivalents, restricted cash associated with LGAC, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, investments accounted for under the equity method of accounting, deferred tax assets and certain other assets associated with LFB and LGAC.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards, including (a) share-based incentive compensation under the Lazard Ltd 2018 Incentive Compensation Plan, as amended (the “2018 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”) and (b) LFI and other similar deferred compensation arrangements (see Note 16 of Notes to Consolidated Financial Statements), (iii) a provision for discretionary or guaranteed cash bonuses and profit pools and (iv) when applicable, severance payments. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our actual and forecasted operating and financial performance, staffing levels, estimated forfeiture rates, competitive pay conditions and the nature of revenues earned, as well as the mix between current and deferred compensation.

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
(i)

the deferred incentive compensation awards granted in the year-end compensation process with respect to the fiscal year (e.g., deferred incentive compensation awards granted in 2022 related to the 2021 year-end compensation process), including performance-based restricted stock unit (“PRSU”) and performance-based restricted participation unit (“PRPU”) awards (based on the target payout level);

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

Our operating expenses also include our “provision (benefit) pursuant to the tax receivable agreement” and “amortization and other acquisition-related costs”, which includes, in 2019, the change in fair value of the contingent consideration associated with business acquisitions.

We do not believe inflation will have a significant affect on our compensation costs as they are substantially variable in nature. However, the rate of inflation may affect certain of our other expenses, such as information technology and occupancy costs. To the extent inflation results in rising interest rates and has other effects upon the securities markets or general macroeconomic conditions, it may adversely affect our financial position and results of operations by impacting overall levels of M&A activity, reducing our AUM or net revenue, or otherwise.

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

Noncontrolling Interests

Noncontrolling interests primarily consist of (i) amounts related to Edgewater’s management vehicles that the Company is deemed to control but not own, (ii) LGAC interests (see Note 1 of Notes to Consolidated Financial Statements), (iii) profits interest participation rights and (iv) consolidated VIE interests held by employees. See Notes 15 and 24 of Notes to Consolidated Financial Statements for information regarding the Company’s noncontrolling interests and consolidated VIEs.

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

	Year Ended December 31,
	2021	2020	2019
	($ in thousands)
Net Revenue	$3,193,048	$2,566,138	$2,586,773
Operating Expenses:
Compensation and benefits	1,895,859	1,550,684	1,563,395
Non-compensation	571,082	511,957	611,773
Amortization and other acquisition-related costs	60	1,795	19,410
Provision (benefit) pursuant to tax receivable agreement	2,199	(439)	(503)
Total operating expenses	2,469,200	2,063,997	2,194,075
Operating Income	723,848	502,141	392,698
Provision for income taxes	181,303	99,449	94,982
Net Income	542,545	402,692	297,716
Less - Net Income Attributable to Noncontrolling Interests	14,481	231	11,216
Net Income Attributable to Lazard Ltd	$528,064	$402,461	$286,500
Operating Income, as a % of net revenue	22.7%	19.6%	15.2%

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

	Year Ended December 31,
	2021	2020	2019
	($ in thousands)
Operating Revenue:
Net revenue	$3,193,048	$2,566,138	$2,586,773
Adjustments:
Interest expense (a)	74,375	74,516	74,521
Distribution fees, reimbursable deal costs, bad debt expense and other (b)	(85,053)	(64,983)	(76,032)
Revenue related to noncontrolling interests (c)	(31,624)	(11,497)	(23,426)
Gains on investments pertaining to LFI (d)	(35,494)	(40,634)	(31,657)
Losses associated with restructuring and closing of certain offices (e)	23,645	-	-
Private equity investment (f)	-	-	12,056
Losses associated with the business realignment (g)	-	-	3,727
Operating revenue	$3,138,897	$2,523,540	$2,545,962

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

(e)

Represents losses related to the reclassification of currency translation adjustments to earnings from accumulated other comprehensive loss associated with restructuring and closing of certain of our offices during the year ended December 31, 2021.

(f)	Represents the write-down of a private equity investment to its potential transaction value.
(g)	Represents losses associated with the closing of certain offices as part of the business realignment.

	Year Ended December 31,
	2021	2020	2019
	($ in thousands)
Adjusted and Awarded Compensation and Benefits Expense:
Total compensation and benefits expense	$1,895,859	$1,550,684	$1,563,395
Adjustments:
Noncontrolling interests (a)	(9,216)	(7,927)	(11,175)
Charges pertaining to LFI (b)	(35,494)	(40,634)	(31,657)
Expenses associated with restructuring and closing of certain offices	(14,922)	-	-
Expenses associated with the business realignment	-	-	(56,635)
Adjusted compensation and benefits expense	1,836,227	1,502,123	1,463,928
Deduct - amortization of deferred incentive compensation awards	(400,238)	(384,064)	(367,920)
Total adjusted cash compensation and benefits expense (c)	1,435,989	1,118,059	1,096,008
Add:
Year-end deferred incentive compensation awards (d)	389,670	364,410	361,345
Sign-on and other special incentive awards (e)	48,501	54,830	37,552
Deduct - adjustments for estimated forfeitures (f)	(28,481)	(27,251)	(25,928)
Awarded compensation and benefits expense	$1,845,679	$1,510,048	$1,468,977
Adjusted compensation and benefits expense, as a % of operating revenue	58.5%	59.5%	57.5%
Awarded compensation and benefits expense, as a % of operating revenue	58.8%	59.8%	57.7%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)

Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

(c)

Includes base salaries and benefits of $773,594, $682,718 and $705,156 for 2021, 2020 and 2019, respectively, and cash incentive compensation of $662,395, $435,342 and $390,852 for the respective years.

(d)

Deferred incentive compensation awards applicable to the relevant year-end compensation process (e.g., deferred incentive compensation awards granted in 2022, 2021 and 2020 related to the 2021, 2020 and 2019 year-end compensation processes, respectively).

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

	Year Ended December 31,
	2021	2020	2019
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$571,082	$511,957	$611,773
Adjustments:
Expenses relating to office space reorganization (a)	(4,611)	(12,646)	(4,711)
Distribution fees, reimbursable deal costs, bad debt expense and other (b)	(85,053)	(64,983)	(76,032)
Charges pertaining to senior debt refinancing (c)	-	-	(6,505)
Noncontrolling interests (d)	(7,932)	(2,430)	(1,693)
Expenses associated with restructuring and closing of certain offices	(1,539)	-	-
Expenses associated with the business realignment	-	-	(6,922)
Expenses associated with ERP system implementation	-	-	(17,359)
Adjusted non-compensation expense	$471,947	$431,898	$498,551
Adjusted non-compensation expense, as a % of operating revenue	15.0%	17.1%	19.6%

(a)	Represents incremental rent expense, building depreciation and legal fees related to office space reorganization.
(b)

Represents certain distribution, introducer and management fees paid to third parties, reimbursable deal costs and bad debt expense relating to fees that are deemed uncollectible for which an equal amount is included for purposes of determining operating revenue.

(c)

In 2019, represents charges pertaining to the redemption of the Company’s 4.25% senior notes due 2020 (the “2020 Notes”) due to the non-operating nature of such transaction. See “—Liquidity and Capital Resources—Financing Activities” below

(d)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.

	Year Ended December 31,
	2021	2020	2019
	($ in thousands)
Earnings From Operations:
Operating revenue	$3,138,897	$2,523,540	$2,545,962
Deduct:
Adjusted compensation and benefits expense	(1,836,227)	(1,502,123)	(1,463,928)
Adjusted non-compensation expense	(471,947)	(431,898)	(498,551)
Earnings from operations	$830,723	$589,519	$583,483
Earnings from operations, as a % of operating revenue	26.5%	23.4%	22.9%

Headcount information is set forth below:

	As of December 31,
	2021	2020	2019
Headcount:
Managing Directors:
Financial Advisory	179	171	163
Asset Management	110	105	104
Corporate	22	21	19
Total Managing Directors	311	297	286
Other Business Segment Professionals and Support Staff:
Financial Advisory	1,349	1,384	1,355
Asset Management	1,088	1,012	986
Corporate	431	413	391
Total	3,179	3,106	3,018

A review of our operating results for the year ended December 31, 2021 compared to our operating results for the year ended December 31, 2020 appears below. A detailed review of our operating results for the year ended December 31, 2020 compared to the year ended December 31, 2019 is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results”.

Operating Results

Year Ended December 31, 2021 versus December 31, 2020

The Company reported net income attributable to Lazard Ltd of $528 million, as compared to net income attributable to Lazard Ltd of $402 million in 2020.

Net revenue increased $627 million, or 24%, with operating revenue increasing $615 million, or 24%, as compared to 2020. Fee revenue from investment banking and other advisory activities increased $369 million, or 26%, as compared to 2020. Asset management fees, including incentive fees, increased $237 million, or 21%, as compared to 2020. In the aggregate, interest income, other revenue and interest expense increased $21 million, or 69%, as compared to 2020.

Compensation and benefits expense increased $345 million, or 22%, as compared to 2020.

Adjusted compensation and benefits expense was $1,836 million, an increase of $334 million, or 22%, as compared to $1,502 million in 2020. The ratio of adjusted compensation and benefits expense to operating revenue was 58.5% for 2021, as compared to 59.5% for 2020. Awarded compensation and benefits expense in 2021 was $1,846 million, an increase of $336 million, or 22%, when compared to $1,510 million in 2020. The ratio of awarded compensation and benefits expense to operating revenue was 58.8%, as compared to 59.8% for 2020. The year-end deferred incentive compensation awarded for 2021 was $390 million, representing an increase of $25 million, or 7%, as compared to 2020. As described above, when analyzing compensation and benefits expense on a full-year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years.

Non-compensation expense increased $59 million, or 12%, as compared to 2020. Adjusted non-compensation expense increased $40 million, or 9%, as compared to 2020. The ratio of adjusted non-compensation expense to operating revenue was 15.0% for 2021, as compared to 17.1% in 2020.

Operating income increased $222 million, or 44%, as compared to 2020.

Earnings from operations increased $241 million, or 41%, as compared to 2020, and, as a percentage of operating revenue, was 26.5%, as compared to 23.4% in 2020.

The provision for income taxes reflects an effective tax rate of 25.0%, as compared to 19.8% in 2020. See Note 19 of Notes to Consolidated Financial Statements.

Net income attributable to noncontrolling interests increased $14 million as compared to 2020.

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

Financial Advisory

The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Year Ended December 31,
	2021	2020	2019
	($ in thousands)
Net Revenue	$1,764,509	$1,420,501	$1,374,036
Operating Expenses	1,356,567	1,130,850	1,225,795
Operating Income	$407,942	$289,651	$148,241
Operating Income, as a % of net revenue	23.1%	20.4%	10.8%

Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Year Ended December 31,
	2021	2020	2019
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	370	261	288
Percentage of total Financial Advisory net revenue from top 10 clients (a)	15%	19%	17%
Number of M&A transactions completed with values greater than $500 million (b)	90	69	74

(a)	No individual client constituted more than 10% of our Financial Advisory segment net revenue in the years ended December 31, 2021, 2020 and 2019.
(b)	Source: Dealogic as of January 5, 2022.

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

	Year Ended December 31,
	2021	2020	2019
Americas	62%	67%	66%
EMEA	37	31	32
Asia Pacific	1	2	2
Total	100%	100%	100%

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

Financial Advisory Results of Operations

Year Ended December 31, 2021 versus December 31, 2020

Financial Advisory net revenue increased $344 million, or 24%, as compared to 2020. The increase in Financial Advisory net revenue was primarily a result of an increase in the number of fees greater than $5 million as compared to 2020.

Operating expenses increased $226 million, or 20%, as compared to 2020, primarily due to increases in compensation and benefits expense associated with increased operating revenue.

Financial Advisory operating income was $408 million, an increase of $118 million, or 41%, as compared to operating income of $290 million in 2020 and, as a percentage of net revenue, was 23.1%, as compared to 20.4% in 2020.

Asset Management

Assets Under Management

AUM primarily consists of debt and equity instruments, which have a value that is readily available based on either prices quoted on a recognized exchange or prices provided by external pricing services.

Prices of equity and debt securities and other instruments that comprise our AUM are provided by well-recognized, independent, third-party vendors. Such third-party vendors rely on prices provided by external pricing services which are obtained from recognized exchanges or markets, or, for certain fixed income securities, from evaluated bids or other similarly sourced price.

Either directly, or through our third-party vendors, we perform a variety of regular due diligence procedures on our pricing service providers.

The following table shows the composition of AUM for the Asset Management segment (see Item 1, “Business—Principal Business Lines—Asset Management—Investment Strategies”):

	As of December 31,
	2021	2020	2019
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$31,227	$33,254	$40,612
Global	59,516	56,246	49,759
Local	56,310	48,672	48,985
Multi-Regional	73,953	71,560	66,185
Total Equity	221,006	209,732	205,541
Fixed Income:
Emerging Markets	12,231	13,651	14,387
Global	14,410	11,962	9,233
Local	6,022	5,600	5,450
Multi-Regional	13,623	12,571	9,193
Total Fixed Income	46,286	43,784	38,263
Alternative Investments	4,203	2,748	2,149
Private Equity	1,290	1,420	1,385
Cash Management	954	958	901
Total AUM	$273,739	$258,642	$248,239

Total AUM at December 31, 2021 was $274 billion, an increase of $15 billion, or 6%, as compared to total AUM of $259 billion at December 31, 2020 due to market appreciation, partially offset by net outflows and foreign exchange depreciation. Average AUM for the year ended December 31, 2021 increased $47 billion, or 21%, as compared to 2020.

As of both December 31, 2021 and 2020, approximately 87% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors. As of both December 31, 2021 and 2020, approximately 13% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals.

As of December 31, 2021, AUM with foreign currency exposure represented approximately 65% of our total AUM, as compared to 69% at December 31, 2020. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$209,732	$27,229	$(44,372)	$(17,143)	$34,730	$(6,313)	$221,006
Fixed Income	43,784	12,597	(8,517)	4,080	704	(2,282)	46,286
Other	5,126	3,005	(1,515)	1,490	(50)	(119)	6,447
Total	$258,642	$42,831	$(54,404)	$(11,573)	$35,384	$(8,714)	$273,739

Inflows in the Equity asset class were primarily attributable to the Multi-Regional, Global and Emerging Markets platforms, and inflows in the Fixed Income asset class were primarily attributable to the Global, Multi-Regional and Emerging Markets platforms. Outflows in the Equity asset class were primarily attributable to the Global, Multi-Regional and Emerging Markets equity platforms, and outflows in the Fixed Income asset class were primarily attributable to the Global, Emerging Markets and Multi-Regional platforms.

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

As of February 11, 2022, AUM was $259.6 billion, a $14.1 billion decrease since December 31, 2021. The decrease in AUM was due to market depreciation of $9.1 billion and net outflows of $5.3 billion, offset by foreign exchange appreciation of $0.3 billion.

Average AUM for the years ended December 31, 2021, 2020 and 2019 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Year Ended December 31,
	2021	2020	2019
	($ in millions)
Average AUM by Asset Class:
Equity	$220,146	$182,308	$193,091
Fixed Income	46,252	38,575	36,442
Alternative Investments	3,492	2,221	2,479
Private Equity	1,318	1,402	1,397
Cash Management	843	855	965
Total Average AUM	$272,051	$225,361	$234,374

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Year Ended December 31,
	2021	2020	2019
	($ in thousands)
Net Revenue	$1,424,985	$1,167,466	$1,237,390
Operating Expenses	1,032,825	861,031	887,522
Operating Income	$392,160	$306,435	$349,868
Operating Income, as a % of net revenue	27.5%	26.2%	28.3%

Our top ten clients accounted for 29%, 27% and 28% of our total AUM at December 31, 2021, 2020 and 2019, respectively, and no individual client constituted more than 10% of our Asset Management segment net revenue during any of the respective years.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Year Ended December 31,
	2021	2020	2019
Americas	48%	52%	55%
EMEA	42	37	33
Asia Pacific	10	11	12
Total	100%	100%	100%

Asset Management Results of Operations

Year Ended December 31, 2021 versus December 31, 2020

Asset Management net revenue increased $257 million, or 22%, as compared to 2020. Management fees and other revenue was $1,305 million, an increase of $196 million, or 18%, as compared to $1,109 million in 2020, primarily due to an increase in average AUM. Incentive fees were $120 million, an increase of $62 million, as compared to $58 million in 2020.
Operating expenses increased $172 million, or 20%, as compared to 2020, primarily due to increases in compensation and benefits expense, associated with increased operating revenue, and fund distribution related fees.

Asset Management operating income was $392 million, an increase of $86 million, or 28%, as compared to operating income of $306 million in 2020 and, as a percentage of net revenue, was 27.5%, as compared to 26.2% in 2020.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Year Ended December 31,
	2021	2020	2019
	($ in thousands)
Interest Income	$2,819	$3,623	$12,030
Interest Expense	(75,351)	(75,623)	(75,593)
Net Interest (Expense)	(72,532)	(72,000)	(63,563)
Other Revenue	76,086	50,171	38,910
Net Revenue (Expense)	3,554	(21,829)	(24,653)
Operating Expenses	79,808	72,116	80,758
Operating Income (Loss)	$(76,254)	$(93,945)	$(105,411)

Corporate Results of Operations

Year Ended December 31, 2021 versus December 31, 2020

Net interest expense remained substantially the same as compared to 2020.

Other revenue increased $26 million, or 52%, as compared to 2020, primarily due to higher income in the 2021 period attributable to investments.

Operating expenses increased $8 million, or 11%, as compared to 2020.

Cash Flows

The Company’s cash flows are influenced primarily by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to shareholders, payments of incentive compensation to managing directors and employees and purchases of common stock. Cash flows were also affected: (i) in 2019, by Lazard Group’s issuance of $500 million aggregate principal amount of its 4.375% senior notes maturing in 2029 (the “2029 Notes”) and (ii) in 2019, the redemption of the 2020 Notes.

M&A and other advisory and Asset Management fees are generally collected within 60 days of billing, while Restructuring fee collections may extend beyond 60 days, particularly those that involve bankruptcies with court-ordered holdbacks. Fees from our Private Capital Advisory activities are generally collected over a four-year period from billing and typically include an interest component.

The Company makes cash payments for, or in respect of, a significant portion of its incentive compensation during the first three months of each calendar year with respect to the prior year’s results. The Company also paid a special dividend in 2019.

Summary of Cash Flows:

	Year Ended December 31,
	2021	2020	2019
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$543	$403	$298
Adjustments to reconcile net income to net cash provided by operating activities (a)	623	495	512
Other operating activities (b)	(300)	(322)	(132)
Net cash provided by operating activities	866	576	678
Investing activities	(39)	(63)	(42)
Financing activities (c)	196	(547)	(444)
Effect of exchange rate changes	(162)	147	(28)
Net Increase in Cash and Cash Equivalents and Restricted Cash	861	113	164
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	2,569	2,456	2,292
End of Period	$3,430	$2,569	$2,456

(a)	Consists of the following:

	Year Ended December 31,
	2021	2020	2019
	($ in millions)
Depreciation and amortization of property	$38	$35	$36
Noncash lease expense	74	65	60
Currency translation adjustment reclassification	24	-	-
Amortization of deferred expenses and share-based incentive compensation	394	347	366
Deferred tax provision	91	47	25
Amortization and other acquisition-related costs	-	2	19
Provision (benefit) pursuant to tax receivable agreement	2	(1)	(1)
Loss on extinguishment of debt	-	-	7
Total	$623	$495	$512

(b)	Includes net changes in operating assets and liabilities.
(c)

Consists primarily of purchases of shares of common stock, tax withholdings related to the settlement of vested RSUs, vested restricted stock awards and vested PRSUs, common stock dividends, changes in customer deposits, distributions to noncontrolling interest holders, and activity relating to borrowings (including, in 2019, the redemption of the 2020 Notes and the issuance of the 2029 Notes) and in 2021, contributions from redeemable noncontrolling interests and payments of underwriting fees and other offering costs associated with the LGAC IPO.

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

Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”. In the year ended December 31, 2021, as reflected on the consolidated statements of financial condition, both “deposits with banks and short-term investments” and “deposits and other customer payables” increased as compared to December 31, 2020, and reflect the level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.

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

We regularly monitor our liquidity position, including cash levels, lease obligations, investments in U.S. Treasury securities, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At December 31, 2021, Lazard had approximately $1,465 million of cash, with such amount including approximately $767 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings. We expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

As of December 31, 2021, the Company’s lease obligations were $81 million for 2022, $142 million from 2023 through 2024, $118 million from 2025 through 2026 and $322 million through 2033.

As of December 31, 2021, Lazard had approximately $207 million in unused lines of credit available to it, including a $200 million, three-year, senior revolving credit facility with a group of lenders that expires in July 2023 (the “Amended and Restated Credit Agreement”) and unused lines of credit available to LFB of approximately $6 million.

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00, provided that the Consolidated Leverage Ratio may be greater than 3.25 to 1.00 for two (consecutive or nonconsecutive) quarters so long as it is not greater than 3.50 to 1.00 on the last day of any such quarter, or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended December 31, 2021, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.32 to 1.00 and its Consolidated Interest Coverage Ratio being 17.11 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of December 31, 2021.

In addition, the Amended and Restated Credit Agreement, contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions and also contains customary LIBOR-replacement mechanics. At December 31, 2021, the Company was in compliance with all of these provisions.

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

Financing Activities

The table below sets forth our corporate indebtedness as of December 31, 2021 and 2020. The agreements with respect to this indebtedness are discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-K.

		Outstanding as of
		December 31, 2021			December 31, 2020
Senior Debt	Maturity Date	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2025 Senior Notes	2025	$400.0	$1.5	$398.5	$400.0	$2.0	$398.0
Lazard Group 2027 Senior Notes	2027	300.0	2.0	298.0	300.0	2.4	297.6
Lazard Group 2028 Senior Notes	2028	500.0	5.7	494.3	500.0	6.6	493.4
Lazard Group 2029 Senior Notes	2029	500.0	5.6	494.4	500.0	6.3	493.7
		$1,700.0	$14.8	$1,685.2	$1,700.0	$17.3	$1,682.7

The indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants (none of which relate to financial condition), events of default and other customary provisions. At December 31, 2021, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 13 of Notes to Consolidated Financial Statements for additional information regarding senior debt.

Stockholders’ Equity

At December 31, 2021, total stockholders’ equity was $1,078 million, as compared to $999 million and $682 million at December 31, 2020 and 2019, respectively, including $975 million, $912 million and $610 million attributable to Lazard Ltd on the respective dates. The net activity in stockholders’ equity during the years ended December 31, 2021 and 2020 is reflected in the table below:

	Year Ended December 31,
	2021	2020
	($ in millions)
Stockholders’ Equity - Beginning of Year	$999	$682
Adjustment for cumulative effect on prior years from the adoption of new accounting guidance	-	(8)
Balance as adjusted, Beginning of Year	999	674
Increase (decrease) due to:
Net income	546	403
Other comprehensive income	15	55
Amortization of share-based incentive compensation	234	218
Purchase of common stock	(406)	(95)
Settlement of share-based incentive compensation (a)	(70)	(72)
Common stock dividends	(196)	(197)
Change in redemption value of redeemable noncontrolling interests	(44)	-
Other - net	-	13
Stockholders’ Equity - End of Year	$1,078	$999

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

Year Ended December 31:	Number of Shares	Average Price Per Share
2019	13,674,439	$36.18
2020	2,912,035	$32.70
2021	9,124,295	$44.51

As of December 31, 2021, a total of $194 million of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, which will expire on December 31, 2022.

In addition, on February 2, 2022, the Board of Directors of Lazard authorized the repurchase of up to $300 million of additional shares of common stock, which authorization will expire December 31, 2024, bringing the total available share repurchase authorization as of February 2, 2022 to $431 million.

During the year ended December 31, 2021, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

On October 31, 2019, Lazard Group distributed to its managing members, which are subsidiaries of Lazard Ltd, 17,000,000 shares of common stock that were held by Lazard Group. These shares were ultimately received by Lazard Ltd and cancelled. There was no impact on total stockholders’ equity as a result of the share cancellation.

On February 2, 2022, the Board of Directors of Lazard declared a quarterly dividend of $0.47 per share on our common stock. The dividend is payable on February 25, 2022, to stockholders of record on February 14, 2022.

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

Critical Accounting Policies and Estimates

The preparation of Lazard’s consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Lazard evaluates its estimates, including those related to revenue recognition, the allowance for doubtful accounts, income taxes (including the impact on the tax receivable agreement obligation) and goodwill. Lazard bases these estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, including judgments regarding the carrying values of assets and liabilities, that are not readily apparent from other sources. Actual results may differ from these estimates.

The following is a description of Lazard’s critical accounting estimates and judgments used in the preparation of its consolidated financial statements.

Revenue Recognition

Lazard generates substantially all of its revenue from providing Financial Advisory and Asset Management services to clients. Lazard recognizes revenue in accordance with the criteria in Note 2 of Notes to Consolidated Financial Statements.

Assessment of these criteria requires the application of judgment in determining the timing and amount of revenue recognized, including the probability of collection of fees.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to provide coverage for estimated losses from our receivables. We determine the adequacy of the allowance under the current expected credit losses (“CECL”) guidance by (i) applying a bad debt charge-off rate based on historical charge-off experience; (ii) estimating the probability of loss based on our analysis of the client’s creditworthiness and specifically reserve against exposures where we determine the receivables are impaired, which may include situations where a fee is in dispute or litigation has commenced; and (iii) performing qualitative assessments to monitor economic risks that may require additional adjustments.

The allowance for doubtful accounts involves judgment including incorporation of historical loss experience and assessment of risk characteristics of our clients. The bad debt charge-off rate based on historical charge-off experience was an average annual rate estimated using the most recent two years of charge-off data. When assessing risk characteristics of individual clients, we considered the macroeconomic environment in the local market, our collection experience and recent communication with the client, as well as any potential future engagement with the client. We have also considered risks associated with the COVID-19 pandemic that started in early 2020 and have made necessary adjustments to the allowance for risks associated with certain clients that had been adversely impacted.

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

We recognize a deferred tax asset if it is more likely than not (defined as a likelihood of greater than 50%) that a tax benefit will be accepted by a taxing authority. The measurement of deferred tax assets and liabilities is based upon currently enacted tax rates in the applicable jurisdictions. At December 31, 2021, on a consolidated basis, we recorded gross deferred tax assets of approximately $647 million, with such amount partially offset by a valuation allowance of approximately $89 million (as described below).

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

We consider multiple possible sources of taxable income when assessing a valuation allowance against a deferred tax asset.  See Note 2 of Notes to Consolidated Financial Statements for additional information on sources of taxable income, and the information considered when assessing whether a valuation allowance is required.

The weight we give to any particular item is, in part, dependent upon the degree to which it can be objectively verified. We give greater weight to the recent results of operations of a relevant entity. Pre-tax operating losses on a three-year cumulative basis or lack of sustainable profitability are considered objectively verifiable evidence and will generally outweigh a projection of future taxable income.

Certain of our tax-paying entities have individually experienced losses on a cumulative three-year basis or have tax attributes that may expire unused. In addition, some of our tax-paying entities have recorded a valuation allowance on substantially all of their deferred tax assets due to the combined effect of operating losses in certain subsidiaries of these entities as well as foreign taxes that together substantially offset any U.S. tax liability. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets held by these entities will be realized. Consequently, we have recorded valuation allowances on $89 million of deferred tax assets held by these entities as of December 31, 2021.

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

The amount of the TRA liability is an undiscounted amount based upon current tax laws and the structure of the Company and various assumptions regarding potential future operating profitability. The assumptions reflected in the estimate involve significant judgment, and if our structure or income assumptions were to change, we could be required to accelerate payments under the TRA. As such, the actual amount and timing of payments under the TRA could differ materially from our estimates. See Note 21 of Notes to Consolidated Financial Statements for additional information regarding the TRA.

The cumulative liability relating to our obligations under the TRA recorded as of December 31, 2021 and 2020 was $213 million and $221 million, respectively, and is recorded in “tax receivable agreement obligation” on the consolidated statements of financial condition. The Company currently expects that approximately $21 million will be paid within the next 12 months.

Goodwill

In accordance with current accounting guidance, goodwill has an indefinite life and is tested for impairment annually, as of November 1, or more frequently if circumstances indicate impairment may have occurred. The goodwill associated with each business combination is allocated to the related reporting units for impairment testing. The Company performs a qualitative evaluation about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of actually calculating the fair value of the reporting unit. The qualitative evaluation includes significant judgment on the business outlook assumptions of each reporting unit based on historical data, current economic conditions, stock performance and industry trends. The goodwill impairment test as of November 1, 2021 indicated that no reporting units were at risk of impairment. See Note 11 of Notes to Consolidated Financial Statements for additional information regarding goodwill.

Consolidation

The consolidated financial statements include entities in which Lazard has a controlling interest. Lazard determines whether it has a controlling interest in an entity by first evaluating whether the entity is a voting interest entity (“VOE”) or a variable interest entity (“VIE”) under U.S. GAAP.

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

Lazard’s involvement with various entities that are VOEs or VIEs primarily arises from LFI investments, investment management contracts with fund entities in our Asset Management business and LGAC. Lazard is not required to consolidate such entities because, with the exception of certain seed and LFI investments, and LGAC, as discussed below, we do not hold more than an inconsequential equity interest in such entities and we do not hold other variable interests (including our investment management agreements, which do not meet the definition of variable interests) in such entities.

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

Seed investments held in entities in which the Company maintained a controlling interest were $74 million in ten entities as of December 31, 2021, as compared to $59 million in seven entities as of December 31, 2020. LFI investments held in entities in which the Company maintained a controlling interest were $175 million in ten entities as of December 31, 2021, as compared to $155 million in nine entities as of December 31, 2020.

As of December 31, 2021 and 2020, the Company did not consolidate any seed investment entities or LFI investment entities, with the exception of the consolidation of certain LFI funds (see Note 24 of Notes to Consolidated Financial Statements). As such, seed investments and substantially all of LFI investments included in “investments” on the consolidated statements of financial condition represented the Company’s economic interest in the seed and LFI investments.

See Note 1 of Notes to Consolidated Financial Statements for additional information on the consolidation of LGAC.

Risk Management

Investments

Investments consist primarily of debt and equity securities, and interests in alternative investment, debt, equity and private equity funds. These investments, are carried at fair value on the consolidated statements of financial condition, and any increases or decreases in the fair value of these investments are reflected in earnings. The fair value of investments is generally based upon market prices or the net asset value (“NAV”) or its equivalent for investments in funds.

Investments also include those investments accounted for under the equity method of accounting. Any increases or decreases in the Company’s share of net income or losses pertaining to its equity method investments are reflected in earnings.

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

Data relating to investments is set forth below:

	December 31,
	2021	2020
	($ in thousands)
Seed investments by asset class:
Equities (a)	$121,627	$82,699
Fixed income	10,343	10,977
Alternative investments	30,495	22,113
Total seed investments	162,465	115,789
Other investments owned:
Private equity	30,127	20,675
U.S. Treasury securities	299,990	99,987
Fixed income and other	24,226	25,578
Total other investments owned	354,343	146,240
Subtotal	516,808	262,029
Add investments:
Private equity consolidated, not owned	16,462	16,892
Equity method	16,250	-
LFI	457,819	379,611
Total investments	$1,007,339	$658,532

(a)	At December 31, 2021 and 2020, seed investments in directly owned equity securities were invested as follows:
	December 31,
	2021	2020
Percentage invested in:
Financials	16%	16%
Consumer	32	38
Industrial	14	12
Technology	26	21
Other	12	13
Total	100%	100%

The Company makes investments primarily to seed strategies in our Asset Management business or to reduce exposure arising from LFI and other similar deferred compensation arrangements. The Company measures its net economic exposure to market and other risks arising from investments that it owns, excluding (i) investments held in connection with LFI and other similar deferred compensation arrangements, (ii) investments in funds owned entirely by the noncontrolling interest holders of certain acquired entities and (iii) investments accounted for under the equity method of accounting.

The market risk associated with investments held in connection with LFI and other similar deferred compensation arrangements is equally offset by the market risk associated with the derivative liability with respect to awards expected to vest. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives.

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

Equity Market Price Risk—At December 31, 2021 and 2020, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $138 million and $95 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $0.3 million and $0.2 million in the carrying value of such investments as of December 31, 2021 and 2020, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At December 31, 2021 and 2020, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $351 million and $139 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $0.6 million and $1.0 million in the carrying value of such investments as of December 31, 2021 and 2020, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At December 31, 2021 and 2020, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $68 million and $48 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a decrease of approximately $2.4 million and $0.4 million in the carrying value of such investments as of December 31, 2021 and 2020, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At December 31, 2021 and 2020, the Company’s exposure to changes in fair value of such investments was approximately $30 million and $21 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $3.0 million and $2.1 million in the carrying value of such investments as of December 31, 2021 and 2020, respectively.

For additional information regarding risks associated with our investments, see Item 1A, “Risk Factors—Other Business Risks—Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios.”

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At December 31, 2021, total receivables amounted to $806 million, net of an allowance for doubtful accounts of $34 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 83% and 17% of total receivables, respectively. At December 31, 2020, total receivables amounted to $743 million, net of an allowance for doubtful accounts of $37 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 84% and 16% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 5 of Notes to Consolidated Financial Statements for additional information regarding receivables.

LFG and LFB offer wealth management and banking services to high net worth individuals and families. At December 31, 2021 and 2020, customers and other receivables included $122 million and $100 million, respectively, of LFB loans. Such loans were fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

The Company monitors its exposures to individual counterparties and diversifies where appropriate to reduce the exposure to concentrations of credit.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $1 million at both December 31, 2021 and 2020, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements and the derivative liability for warrants exercisable for LGAC Class A ordinary shares that were issued in connection with the LGAC IPO (the “LGAC Warrants”), amounted to $3 million at both December 31, 2021 and 2020, respectively.

The Company records the LGAC Warrants as derivative liabilities at fair value, which amounted to $10 million at December 31, 2021, with remeasurement gains and losses recorded in earnings.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $359 million and $311 million at December 31, 2021 and 2020, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of December 31, 2021, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $15 million in the event interest rates were to increase by 1% and decrease by approximately $15 million if rates were to decrease by 1%.

As of December 31, 2021, the Company’s cash and cash equivalents totaled approximately $1,465 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and (iii) in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements	Page

Management’s Report on Internal Control Over Financial Reporting	69

Reports of Independent Registered Public Accounting Firm	70

Consolidated Statements of Financial Condition as of December 31, 2021 and 2020	73

Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019	75

Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019	76

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	77

Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interests for the years ended December 31, 2021, 2020 and 2019	79

Notes to Consolidated Financial Statements	82

Supplemental Financial Information	130

Financial Statement Schedules

Schedule I—Condensed Financial Information of Registrant (Parent Company Only)

Condensed Statements of Financial Condition as of December 31, 2021 and 2020	F-2

Condensed Statements of Operations for the years ended December 31, 2021, 2020 and 2019	F-3

Condensed Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019	F-4

Condensed Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	F-5

Notes to Condensed Financial Statements	F-6

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited the Company’s internal control over financial reporting as of December 31, 2021, as stated in their report which appears under “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Lazard Ltd:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Lazard Ltd and subsidiaries (the "Company") as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as listed in the Index at Item 8 as of and for the year ended December 31, 2021, of the Company and our report dated February 28, 2022, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

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

February 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Lazard Ltd:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Lazard Ltd and subsidiaries (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in stockholders’ equity and redeemable noncontrolling interests for each of the three years in the period ended December 31, 2021, the related notes and the schedule listed in the Index at Item 8 (collectively the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

–

Evaluated third party and the Company’s evidence, including, but not limited to, confirmations, court and regulatory approvals, press releases, executed agreements, communications and underlying transaction closing documents, to verify that the revenue recognition criteria were met and revenue was recognized in accordance with U.S. GAAP, including in the appropriate period.

•

On a sample basis, we performed the above procedures on investment banking and other advisory fees recognized in the subsequent year to determine if such revenue should have been recorded in the current year.

/s/    Deloitte & Touche LLP

New York, New York

February 28, 2022

We have served as the Company’s auditor since 2000.

LAZARD LTD

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2021 and 2020

(dollars in thousands, except for per share data)

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$1,465,022	$1,389,876
Deposits with banks and short-term investments	1,347,544	1,134,463
Restricted cash	617,448	44,488
Receivables (net of allowance for doubtful accounts of $33,957 and $36,649 at December 31, 2021 and 2020, respectively):
Fees	669,464	621,880
Customers and other	136,345	121,261
	805,809	743,141
Investments	1,007,339	658,532
Property (net of accumulated amortization and depreciation of $367,507 and $402,471 at December 31, 2021 and 2020, respectively)	250,005	257,587
Operating lease right-of-use assets	466,054	513,923
Goodwill and other intangible assets (net of accumulated amortization of $70,221 and $70,155 at December 31, 2021 and 2020, respectively)	379,571	384,071
Deferred tax assets	435,308	538,448
Other assets	373,081	307,332
Total Assets	$7,147,181	$5,971,861

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2021 and 2020

(dollars in thousands, except for per share data)

	December 31,
	2021	2020
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$1,442,701	$1,201,150
Accrued compensation and benefits	972,303	734,544
Operating lease liabilities	552,522	606,963
Tax receivable agreement obligation	213,434	221,451
Senior debt	1,685,227	1,682,741
Deferred tax liabilities	1,827	1,041
Other liabilities	626,203	524,538
Total Liabilities	5,494,217	4,972,428
Commitments and contingencies
Redeemable noncontrolling interests	575,000	-
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - no shares issued and outstanding	-	-
Series B - no shares issued and outstanding	-	-
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 112,766,091 shares issued at December 31, 2021 and 2020, including shares held by subsidiaries as indicated below)	1,128	1,128
Additional paid-in-capital	144,729	135,439
Retained earnings	1,560,636	1,295,386
Accumulated other comprehensive loss, net of tax	(223,847)	(238,368)
	1,482,646	1,193,585
Class A common stock held by subsidiaries, at cost (12,046,140 and 7,728,387 shares at December 31, 2021 and 2020, respectively)	(507,426)	(281,813)
Total Lazard Ltd Stockholders’ Equity	975,220	911,772
Noncontrolling interests	102,744	87,661
Total Stockholders’ Equity	1,077,964	999,433
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$7,147,181	$5,971,861

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(dollars in thousands, except for per share data)

	Year Ended December 31,
	2021	2020	2019
REVENUE
Investment banking and other advisory fees	$1,786,472	$1,418,050	$1,371,420
Asset management fees	1,354,622	1,117,419	1,180,857
Interest income	5,551	5,666	15,787
Other	127,171	105,634	98,894
Total revenue	3,273,816	2,646,769	2,666,958
Interest expense	80,768	80,631	80,185
Net revenue	3,193,048	2,566,138	2,586,773
OPERATING EXPENSES
Compensation and benefits	1,895,859	1,550,684	1,563,395
Occupancy and equipment	128,040	127,682	123,149
Marketing and business development	42,755	42,426	115,033
Technology and information services	146,765	133,544	143,739
Professional services	77,702	66,304	71,852
Fund administration and outsourced services	130,502	103,070	114,049
Amortization and other acquisition-related costs	60	1,795	19,410
Provision (benefit) pursuant to tax receivable agreement	2,199	(439)	(503)
Other	45,318	38,931	43,951
Total operating expenses	2,469,200	2,063,997	2,194,075
OPERATING INCOME	723,848	502,141	392,698
Provision for income taxes	181,303	99,449	94,982
NET INCOME	542,545	402,692	297,716
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	14,481	231	11,216
NET INCOME ATTRIBUTABLE TO LAZARD LTD	$528,064	$402,461	$286,500
ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	106,035,808	106,862,739	110,189,862
Diluted	113,674,699	113,483,380	116,079,806
NET INCOME PER SHARE OF COMMON STOCK:
Basic	$4.90	$3.69	$2.57
Diluted	$4.63	$3.54	$2.44

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
NET INCOME	$542,545	$402,692	$297,716
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments:
Currency translation adjustments before reclassification	(48,099)	52,862	9,551
Adjustment for items reclassified to earnings	23,645	-	-
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $13,263, $(1,431) and $(9,236) for the years ended December 31, 2021, 2020 and 2019, respectively)	33,315	(3,626)	(34,098)
Adjustment for items reclassified to earnings (net of tax expense of $1,609, $1,476 and $1,167 for the years ended December 31, 2021, 2020 and 2019, respectively)	5,660	6,046	4,717
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	14,521	55,282	(19,830)
COMPREHENSIVE INCOME	557,066	457,974	277,886
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	14,481	233	11,216
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD LTD	$542,585	$457,741	$266,670

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$542,545	$402,692	$297,716
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	38,315	35,095	35,572
Noncash lease expense	74,024	64,714	60,053
Currency translation adjustment reclassification	23,645	-	-
Amortization of deferred expenses and share-based incentive compensation	394,114	346,926	365,821
Amortization and other acquisition-related costs	60	1,795	19,410
Deferred tax provision	90,643	47,148	24,872
Provision (benefit) pursuant to tax receivable agreement	2,199	(439)	(503)
Loss on extinguishment of debt	-	-	6,505
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	(81,609)	(72,154)	35,692
Investments	(458,593)	(198,556)	54,828
Other assets	(33,410)	1,353	(131,700)
Accrued compensation and benefits and other liabilities	274,146	(52,643)	(90,313)
Net cash provided by operating activities	866,079	575,931	677,953
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(39,698)	(64,286)	(42,757)
Disposals of property	642	1,347	509
Net cash used in investing activities	(39,056)	(62,939)	(42,248)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of senior debt, net of expenses	-	-	492,032
Customer deposits, net	350,868	-	211,997
LGAC IPO	575,000	-	-
Contributions from noncontrolling interests	334	423	1,765
Payments for:
Senior debt	-	-	(255,746)
Customer deposits, net	-	(143,046)	-
Distributions to noncontrolling interests	(11,398)	(2,861)	(13,260)
Payments under tax receivable agreement	(10,215)	(25,454)	(23,701)
Payments of LGAC IPO underwriting fees and other offering costs	(9,352)	-	-
Purchase of Class A common stock	(406,149)	(95,227)	(494,687)
Class A common stock dividends	(195,944)	(196,598)	(254,924)
Settlement of share-based incentive compensation in satisfaction of tax withholding requirements	(68,013)	(72,636)	(99,959)
LFI Consolidated Funds redemptions	(20,915)	-	-
Other financing activities	(8,380)	(11,952)	(7,567)
Net cash provided by (used in) financing activities	195,836	(547,351)	(444,050)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(161,672)	147,627	(27,981)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	861,187	113,268	163,674
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— January 1	2,568,827	2,455,559	2,291,885
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— December 31	$3,430,014	$2,568,827	$2,455,559

See notes to consolidated financial statements.

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:
	December 31,
	2021	2020	2019
Cash and cash equivalents	$1,465,022	$1,389,876	$1,231,593
Deposits with banks and short-term investments	1,347,544	1,134,463	1,180,686
Restricted cash	617,448	44,488	43,280
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$3,430,014	$2,568,827	$2,455,559

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$77,986	$78,263	$70,400
Income taxes, net of refunds	$74,095	$43,754	$89,448

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’
	Shares (*)	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity
Balance - January 1, 2019	129,766,091	$1,298	$750,692	$1,195,563	$(273,818)	17,574,805	$(756,884)	$916,851	$53,242	$970,093
Comprehensive income (loss):
Net income				286,500				286,500	11,216	297,716
Other comprehensive loss - net of tax					(19,830)			(19,830)	-	(19,830)
Amortization of share-based incentive compensation			248,104					248,104	5,180	253,284
Dividend equivalents			28,801	(32,899)				(4,098)	(3,438)	(7,536)
Class A common stock dividends ($2.35 per share)				(254,924)				(254,924)		(254,924)
Purchase of Class A common stock						13,674,439	(494,687)	(494,687)		(494,687)
Cancellation of Class A common stock held	(17,000,000)	(170)	(675,911)			(17,000,000)	676,081	-		-
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $4,437			(336,970)			(5,686,227)	241,448	(95,522)		(95,522)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)			27,592					27,592		27,592
Delivery of Class A common stock and related tax benefit of $5			(1,958)			(49,524)	1,963	5		5
Dividend equivalents			670	(670)				-		-
Distributions to noncontrolling interests, net								-	(11,495)	(11,495)
LFI Consolidated Funds								-	16,878	16,878
Balance - December 31, 2019	112,766,091	$1,128	$41,020	$1,193,570	$(293,648)	8,513,493	$(332,079)	$609,991	$71,583	$681,574

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’
	Shares (*)	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity
Balance - January 1, 2020	112,766,091	$1,128	$41,020	$1,193,570	$(293,648)	8,513,493	$(332,079)	$609,991	$71,583	$681,574
Adjustment for cumulative effect on prior years from the adoption of new accounting guidance				(7,575)				(7,575)		(7,575)
Balance, as adjusted January 1, 2020	112,766,091	1,128	41,020	1,185,995	(293,648)	8,513,493	(332,079)	602,416	71,583	673,999
Comprehensive income:
Net income				402,461				402,461	231	402,692
Other comprehensive income - net of tax					55,280			55,280	2	55,282
Amortization of share-based incentive compensation			215,122					215,122	3,327	218,449
Dividend equivalents			20,187	(22,457)				(2,270)	(4,743)	(7,013)
Class A common stock dividends ($1.88 per share)				(196,598)				(196,598)		(196,598)
Purchase of Class A common stock						2,912,035	(95,227)	(95,227)		(95,227)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $1,010			(142,195)	(74,228)		(3,675,812)	144,797	(71,626)		(71,626)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)			147					147		147
Delivery of Class A common stock			(696)			(21,329)	696	-		-
Dividend equivalents			1,854	(1,854)				-		-
Distributions to noncontrolling interests, net								-	(2,438)	(2,438)
LFI Consolidated Funds								-	19,699	19,699
Other				2,067				2,067		2,067
Balance - December 31, 2020	112,766,091	$1,128	$135,439	$1,295,386	$(238,368)	7,728,387	$(281,813)	$911,772	$87,661	$999,433

See notes to consolidated financial statements.

LAZARD LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total	Redeemable
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’	Noncontrolling
	Shares (*)	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity	Interests
Balance - January 1, 2021	112,766,091	$1,128	$135,439	$1,295,386	$(238,368)	7,728,387	$(281,813)	$911,772	$87,661	$999,433	$-
Comprehensive income (loss):
Net income (loss)				528,064				528,064	18,146	546,210	(3,665)
Other comprehensive income - net of tax					14,521			14,521	-	14,521
Amortization of share-based incentive compensation			224,692					224,692	9,266	233,958
Dividend equivalents			17,472	(18,907)				(1,435)	(6,924)	(8,359)
Class A common stock dividends ($1.88 per share)				(195,944)				(195,944)		(195,944)
Purchase of Class A common stock						9,124,295	(406,149)	(406,149)		(406,149)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $1,539			(166,301)	(47,902)		(3,788,494)	144,651	(69,552)		(69,552)
Business acquisitions and related equity transactions:
Delivery of Class A common stock			(35,885)			(1,018,048)	35,885	-		-
Dividend equivalents			61	(61)				-		-
Distributions to noncontrolling interests, net								-	(11,064)	(11,064)
LFI Consolidated Funds								-	18,832	18,832
Contribution from redeemable noncontrolling interest, net											534,746
Change in redemption value of redeemable noncontrolling interests			(30,749)					(30,749)	(13,170)	(43,919)	43,919
Other									(3)	(3)
Balance - December 31, 2021	112,766,091	$1,128	$144,729	$1,560,636	$(223,847)	12,046,140	$(507,426)	$975,220	$102,744	$1,077,964	$575,000

(*)	Includes 112,766,091 shares of the Company’s Class A common stock issued at December 31, 2019, 2020 and 2021.

See notes to consolidated financial statements.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except for per share data, unless otherwise noted)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

Lazard Ltd, a Bermuda holding company, and its subsidiaries (collectively referred to as “Lazard Ltd”, “Lazard”, “we” or the “Company”), including Lazard Ltd’s indirect investment in Lazard Group LLC, a Delaware limited liability company (collectively referred to, together with its subsidiaries, as “Lazard Group”), is one of the world’s preeminent financial advisory and asset management firms that specializes in crafting solutions to the complex financial and strategic challenges of our clients. We serve a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals.

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of December 31, 2021 and 2020. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group, which is governed by an Amended and Restated Operating Agreement dated as of February 4, 2019 (the “Operating Agreement”).

Lazard Ltd’s primary operating asset is its indirect ownership of the common membership interests of, and managing member interests in, Lazard Group, whose principal operating activities are included in two business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”), restructurings, capital advisory, shareholder advisory, capital raising, sovereign advisory and other strategic advisory matters, and

•

Asset Management, which offers a broad range of global investment solutions and investment and wealth management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.

In addition, we record selected other activities in our Corporate segment, including management of cash, investments, deferred tax assets, outstanding indebtedness, certain contingent obligations, and certain assets and liabilities associated with (i) Lazard Group’s Paris-based subsidiary, Lazard Frères Banque SA (“LFB”), and (ii) a special purpose acquisition company sponsored by an affiliate of the Company, Lazard Growth Acquisition Corp. I (“LGAC”).

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

Lazard Growth Acquisition Corp. I

In February 2021, LGAC consummated its $575,000 initial public offering (the “LGAC IPO”). LGAC is a special purpose acquisition company, incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). LGACo 1 LLC, a Delaware series limited liability company and the Company’s subsidiary, is the sponsor of LGAC. LGAC is considered to be a VIE. The Company holds a controlling financial interest in LGAC through the sponsor’s ownership of Class B founder shares of LGAC. As a result, both LGAC and the sponsor are consolidated in the Company’s financial statements.

The proceeds from the LGAC IPO of $575,000 are held in a trust account, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the trust account to the LGAC shareholders in connection with the redemption of LGAC’s Class A ordinary shares, subject to certain conditions. The cash held in the trust account is recorded in “Restricted Cash” on the consolidated statements of financial condition.

Transaction costs, which consisted of a net underwriting fee of $8,500, $20,125 of non-cash deferred underwriting fees (included in “other liabilities” on the consolidated statements of financial condition) and $852 of other offering costs, were charged against the gross proceeds of the LGAC IPO, consistent with SEC Staff Accounting Bulletin (SAB) Topic 5.

“Redeemable noncontrolling interests” of $575,000 associated with the publicly held LGAC Class A ordinary shares are recorded on the Company’s consolidated statements of financial condition as of December 31, 2021 at redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Changes in redemption value are recognized immediately as they occur and will adjust the carrying value of redeemable noncontrolling interests to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable noncontrolling interests shall be affected by charges to additional paid-in-capital and noncontrolling interests attributable to certain members of LGACo 1 LLC based on pro rata ownership.

The warrants exercisable for LGAC Class A ordinary shares that were issued in connection with the LGAC IPO (the “LGAC Warrants”) meet the definition of a liability under FASB ASC Topic 815 and are classified as derivative liabilities which are remeasured at fair value at each balance sheet date until exercised, with changes in fair value reported to earnings. See Note 8.

2.	SIGNIFICANT ACCOUNTING POLICIES

The accounting policies below relate to reported amounts and disclosures in the consolidated financial statements.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Foreign Currency Translation—The consolidated financial statements are presented in U.S. Dollars. Many of the Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. Dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. Dollars at year-end exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. Dollars are reported in “accumulated other comprehensive income (loss), net of tax” (“AOCI”). Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of operations. Foreign currency remeasurement gains (losses), net of gains and losses from forward foreign currency exchange rate contracts (see Note 8) amounted to $(1,234), $(721) and $3,443 for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in “revenue-other” on the respective consolidated statements of operations.

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

Deposits with Banks and Short-Term Investments—Represents LFB’s short-term deposits, including with the Banque de France and amounts placed by LFB in short-term, highly liquid securities with original maturities of 90 days or less when purchased. The level of these deposits and investments may be driven by the level of LFB demand deposits (which can fluctuate significantly on a daily basis) and by changes in asset allocation.

Restricted Cash—Primarily represents LGAC deposits and other restricted cash deposits made by the Company, including those to satisfy the requirements of clearing organizations.

Receivables and Allowance for Doubtful Accounts—The Company’s receivables represent fee receivables, amounts due from customers and other receivables. The fee receivables are generally due within 60 days from the date of invoice, except as related to certain Restructuring services and certain Capital Raising activities, specifically Private Capital Advisory services, which have fee receivables due upon specified contractual payment terms. For

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

customer loans within customers and other receivables, the Company has elected to apply the practical expedient, in accordance with current expected credit losses (“CECL”) guidance for financial assets with collateral maintenance provisions, which generally results in no expected credit losses given that these loans are generally maintained with collateral having a fair value in excess of the carrying amount of the loans.

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

See Note 5 for additional information regarding the Company’s receivables and allowance for doubtful accounts.

Investments—Investments in debt and marketable equity securities held either directly, or indirectly through asset management funds, at the Company’s broker-dealer and non broker-dealer subsidiaries are accounted for at fair value, with any increase or decrease in fair value recorded in earnings. Such amounts are reflected in “revenue-other” in the consolidated statements of operations.

Investments also include interests in alternative investment funds and private equity funds, each accounted for at fair value, and investments accounted for under the equity method of accounting. Any increases or decreases in the carrying value of the investments accounted for at fair value and the Company’s share of net income or losses pertaining to its equity method investments are reflected in “revenue-other” in the consolidated statements of operations.

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

Property-net—Property is stated at cost less accumulated depreciation and amortization. Buildings are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are capitalized and are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Depreciation of furniture and equipment, including computer hardware and software, is determined on a straight-line basis using estimated useful lives. Depreciation and amortization expenses aggregating $38,315, $35,095 and $35,572 for the years ended December 31, 2021, 2020 and 2019, respectively, are included on the respective consolidated statements of operations in “occupancy and equipment” or “technology and information services”, depending on the nature of the underlying asset. Repairs and maintenance are expensed as incurred.

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

Derivative Instruments—A derivative is typically defined as a financial instrument whose value is “derived” from underlying assets, indices or reference rates, such as a future, forward, swap, warrant or option contract, or other financial instrument with similar characteristics. Derivative contracts often involve future commitments to exchange interest payment streams or currencies based on a notional or contractual amount (e.g., interest rate swaps or currency forwards) or to purchase or sell other financial instruments at specified terms on a specified date (e.g., options to buy or sell securities or currencies).

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

For information regarding LGAC Warrants that are accounted for as derivative liabilities, see Notes 1 and 8.

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

Fair Value of Financial Assets and Liabilities—The majority of the Company’s financial assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include cash and cash equivalents, deposits with banks and short-term investments, restricted cash, receivables, investments (excluding investments accounted for under the equity method of accounting), derivative instruments, deposits and other customer payables.

Redeemable Noncontrolling Interests—See Note 1 for additional information.

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

Equity-Based Incentive Compensation Awards—Equity-based incentive compensation awards that do not require future service are expensed immediately. Equity-based compensation awards that require future service are expensed over the applicable vesting period, or requisite service period, based on the fair value of the Company’s Class A common stock (“common stock”), the only class of common stock of Lazard Ltd outstanding, on the date of grant. Compensation expense recognized for equity-based incentive compensation is determined based on the number of awards that in the Company’s estimate are considered probable of vesting (including as a result of any applicable performance conditions). Equity-based incentive compensation is recognized in “compensation and benefits” expense.

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

The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Year Ended December 31,
	2021	2020	2019
Net Revenue:
Financial Advisory (a)	$1,764,509	$1,420,501	$1,374,036

Asset Management:
Management Fees and Other (b)	$1,304,582	$1,109,439	$1,216,115
Incentive Fees (c)	120,403	58,027	21,275
Total Asset Management	$1,424,985	$1,167,466	$1,237,390

(a)

Financial Advisory is comprised of a wide array of financial advisory services regarding M&A advisory, restructuring, capital advisory, shareholder advisory, capital raising, sovereign advisory and other strategic advisory work for clients. The benefits of these advisory services are generally transferred to the Company’s clients over time, and consideration for these advisory services typically includes transaction completion, transaction announcement and retainer fees. Retainer fees are generally fixed and recognized over the period in which the advisory services are performed. However, transaction announcement and transaction completion fees are variable and subject to constraints, and they are typically not recognized until there is an

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

announcement date or a completion date, respectively, due to the uncertainty associated with those events. Therefore, in any given period, advisory fees recognized for certain transactions will relate to services performed in prior periods. The advisory fees that may be unrecognized as of the end of a reporting period, primarily comprised of fees associated with transaction announcements and transaction completions, generally remain unrecognized due to the uncertainty associated with those events.

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

5.	RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s receivables represent fee receivables, amounts due from customers and other receivables. Where applicable, receivables are stated net of an estimated allowance for doubtful accounts determined in accordance with the CECL model, for general credit risk of the overall portfolio and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. See Note 2 for additional information regarding the Company’s receivables and allowance for doubtful accounts.

Activity in the allowance for doubtful accounts for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
	2021	2020	2019
Beginning Balance	$36,649	$27,130	$40,164
Adjustment for adoption of new accounting guidance	-	7,575	-
Bad debt expense, net of reversals	3,807	3,991	(5,080)
Charge-offs, foreign currency translation and other adjustments	(6,499)	(2,047)	(7,954)
Ending Balance *	$33,957	$36,649	$27,130

*The allowance for doubtful accounts balances are substantially all related to M&A and Restructuring fee receivables that include reimbursable expense receivables.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Bad debt expense, net of reversals represents the current period provision of expected credit losses and is included in “operating expenses–other” on the consolidated statements of operations.

Of the Company’s fee receivables at December 31, 2021 and 2020, $123,189 and $90,521, respectively, represented financing receivables for our Private Capital Advisory fees. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

At December 31, 2021 and 2020, customers and other receivables included $122,229 and $99,965, respectively, of customer loans, which are fully collateralized and closely monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of December 31, 2021 and 2020.

The aggregate carrying amount of all other receivables of $560,391 and $552,655 at December 31, 2021 and 2020, respectively, approximates fair value.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

6.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at December 31, 2021 and 2020:

	December 31,
	2021	2020
Debt	$299,990	$99,987
Equities	54,040	37,365
Funds:
Alternative investments (a)	49,757	34,264
Debt (a)	164,952	123,554
Equity (a)	375,761	325,795
Private equity	46,589	37,567
	637,059	521,180
Equity method	16,250	-
Total investments	1,007,339	658,532
Less:
Equity method	16,250	-
Investments, at fair value	$991,089	$658,532
Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$6,828	$1,176

(a)

Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $18,326, $132,875 and $306,618, respectively, at December 31, 2021 and $11,128, $90,758 and $277,725, respectively, at December 31, 2020, held in order to satisfy the Company’s liability upon vesting of previously granted LFI and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 8 and 16).

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

Equity method investments represent partnership interests accounted for under the equity method of accounting.

During the years ended December 31, 2021, 2020 and 2019, the Company reported in “revenue-other” on its consolidated statements of operations net unrealized investment gains and losses pertaining to “equity securities and trading debt securities” still held as of the reporting date as follows:

	Year Ended December 31,
	2021	2020	2019
Net unrealized investment gains	$14,154	$49,719	$36,610

7.	FAIR VALUE MEASUREMENTS

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

The following tables present, as of December 31, 2021 and 2020, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	December 31, 2021
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$299,990	$-	$-	$-	$299,990
Equities	53,462	-	578	-	54,040
Funds:
Alternative investments	24,972	-	-	24,785	49,757
Debt	164,947	-	-	5	164,952
Equity	375,712	-	-	49	375,761
Private equity	-	-	293	46,296	46,589
Derivatives	-	922	-	-	922
Total	$919,083	$922	$871	$71,135	$992,011
Liabilities:
Securities sold, not yet purchased	$6,828	$-	$-	$-	$6,828
Derivatives	10,005	362,240	-	-	372,245
Total	$16,833	$362,240	$-	$-	$379,073

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

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Issuances	Sales/ Dispositions/ Settlements/ Transfers (b)	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,671	$(796)	$-	$(235)	$(62)	$578
Private equity funds	1,486	951	-	(2,121)	(23)	293
Total Level 3 assets	$3,157	$155	$-	$(2,356)	$(85)	$871

Liabilities:
Derivatives	$-	$-	$11,500	$(11,500)	$-	$-
Total Level 3 liabilities	$-	$-	$11,500	$(11,500)	$-	$-

	Year Ended December 31, 2020
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Transfers	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,600	$73	$-	$-	$(2)	$1,671
Private equity funds	1,371	(190)	299	-	6	1,486
Total Level 3 assets	$2,971	$(117)	$299	$-	$4	$3,157

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

	Year Ended December 31, 2019
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Transfers (c)	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,622	$(21)	$-	$-	$(1)	$1,600
Private equity funds	-	(760)	2,131	-	-	1,371
Total Level 3 assets	$1,622	$(781)	$2,131	$-	$(1)	$2,971

Liabilities:
Contingent consideration liability	$10,009	$17,170	$-	$(27,179)	$-	$-
Total Level 3 liabilities	$10,009	$17,170	$-	$(27,179)	$-	$-

(a)

Earnings recorded in “other revenue” for investments in Level 3 assets for the years ended December 31, 2021, 2020 and 2019 include net unrealized gains (losses) of $155, $(117) and $(781), respectively. Earnings recorded in “amortization and other acquisition-related costs” for the contingent consideration liability for the year ended December 31, 2019 include unrealized losses of $17,170.

(b)

Transfers out of Level 3 private equity funds during the year ended December 31, 2021 reflect investments valued at NAV as of December 31, 2021. Transfers out of Level 3 derivatives during the year ended December 31, 2021 reflected transfers of derivative liabilities for LGAC Warrants to Level 1 principally due to a change in the inputs used to value these derivatives.

(c)     Certain investments that were valued at NAV as of December 31, 2018 were transferred to Level 3 during the year ended December 31, 2019 as these investments are valued based on a potential transaction value that differs from NAV.

There were no other transfers into or out of Level 3 within the fair value hierarchy during the years ended December 31, 2021 and 2020.

Financial Instruments Not Measured at Fair Value—The tables below present the carrying value, fair value and fair value hierarchy category of certain financial instruments as of December 31, 2021 and 2020 that are not measured at fair value in the Company’s consolidated statement of financial condition.

	December 31, 2021
		Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,465,022	$1,465,022	$1,465,022	$-	$-
Deposits with banks and short-term investments	1,347,544	1,347,544	1,347,544	-	-
Restricted cash	617,448	617,448	617,448	-	-
Financing receivables	123,189	125,024			125,024
Customer loans	122,229	122,229	-	-	122,229
Financial Liabilities:
Deposits and other customer payables	$1,442,701	$1,442,701	$1,442,701	$-	$-
Senior debt	1,685,227	1,884,690	-	1,884,690	-

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

	December 31, 2020
		Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,389,876	$1,389,876	$1,389,876	$-	$-
Deposits with banks and short-term investments	1,134,463	1,134,463	1,134,463	-	-
Restricted cash	44,488	44,488	44,488	-	-
Financing receivables	90,521	92,584			92,584
Customer loans	99,965	99,965	-	-	99,965
Financial Liabilities:
Deposits and other customer payables	$1,201,150	$1,201,150	$1,201,150	$-	$-
Senior debt	1,682,741	1,954,145	-	1,954,145	-

Cash and cash equivalents are carried at either cost or amortized cost that approximates fair value due to their short-term maturities.

The carrying value of deposits with banks and short-term investments, and restricted cash, approximates fair value because of the relatively short period of time between their origination and expected maturity.

Fair values of financing receivables were generally determined by discounting both principal and interest cash flows expected to be collected, using a discount rate approximating current market interest rates for comparable financial instruments and based on unobservable inputs.

Customer loans are fully collateralized and the carrying value of such loans approximates fair value.

The carrying value of deposits and other customer payables approximates fair value due to their short-term nature.

The Company’s senior debt is carried at their principal balances outstanding, net of unamortized debt costs. The fair value of the Company’s senior debt is based on market quotations.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables present, at December 31, 2021 and 2020, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	December 31, 2021
						Investments Redeemable
	Fair Value	Unfunded Commitments		% of Fair Value Not Redeemable		Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$24,162	$-		NA		(a)	30-60 days
Other	623	-		NA		(b)	<30-30 days
Debt funds	5	-		NA		(c)	<30 days
Equity funds	49	-		NA		(d)	<30-60 days
Private equity funds:
Equity growth	46,296	5,597	(e)	100%	(f)	NA	NA
Total	$71,135	$5,597

(a)	monthly (79%) and quarterly (21%)
(b)	daily (8%) and monthly (92%)
(c)	daily (100%)
(d)	monthly (36%) and annually (64%)
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

Investment Capital Funding Commitments—At December 31, 2021, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $5,158. The investment period for EGCP III ended on October 12, 2016, after which point the

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Company’s obligation to fund capital contributions for new investments in EGCP III expired. The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.
8.	DERIVATIVES

The tables below present the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 16) on the accompanying consolidated statements of financial condition as of December 31, 2021 and 2020. Notional amounts provide an indication of the volume of the Company's derivative activity.

Derivative assets and liabilities, as well as the related cash collateral from the same counterparty, have been netted on the consolidated statements of financial condition where the Company has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the consolidated statements of financial condition, and those derivative assets and liabilities are shown separately in the table below.

In addition to the cash collateral received and transferred that is presented on a net basis with derivative assets and liabilities, the Company receives and transfers additional securities and cash collateral. These amounts mitigate counterparty credit risk associated with the Company’s derivative instruments, but are not eligible for net presentation on the consolidated statements of financial condition.

	December 31, 2021
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$1,005	$253,059	$761	$174,550
Total return swaps and other	1,052	20,888	13,709	83,706
LGAC Warrants	-	-	10,005	11,500
LFI and other similar deferred compensation arrangements	-	-	358,877	301,478
Total gross derivatives	2,057	$273,947	383,352	$571,234
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(83)		(83)
Total return swaps and other	(1,052)		(11,024)
Total in "other assets" and "other liabilities"	922		372,245
Amounts not netted (a):
Cash collateral	-		(2,476)
Securities collateral	-		(391)
	$922		$369,378

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

	December 31, 2020
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$557	$306,876	$354	$55,565
Total return swaps and other	152	4,384	9,797	72,545
LFI and other similar deferred compensation arrangements	-	-	311,400	268,921
Total gross derivatives	709	$311,260	321,551	$397,031
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(21)		(21)
Total return swaps and other	(152)		(7,045)
Total in "other assets" and "other liabilities"	536		314,485
Amounts not netted (a):
Cash collateral	-		(3,411)
Securities collateral	-		(391)
	$536		$310,683

(a)

Amounts are subject to master netting arrangements but do not meet the criteria for netting on the consolidated statements of financial condition under U.S. GAAP. For some counterparties, the collateral amounts of securities and cash collateral pledged may exceed the derivative assets and derivative liabilities balances. Where this is the case, the total amount reported is limited to the net derivative assets and net derivative liabilities balances with that counterparty.

Net gains (losses) with respect to derivative instruments (included in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, were as follows:

	Year Ended December 31,
	2021	2020	2019
Forward foreign currency exchange rate contracts	$11,007	$(8,356)	$6,988
LFI and other similar deferred compensation arrangements	(35,494)	(40,634)	(31,657)
LGAC Warrants	1,495	-	-
Total return swaps and other	(14,460)	(9,236)	(14,294)
Total	$(37,452)	$(58,226)	$(38,963)

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

9.	PROPERTY

At December 31, 2021 and 2020, property consisted of the following:

	Estimated
	Depreciable	December 31,
	Life in Years	2021	2020
Buildings	33	$143,464	$155,434
Leasehold improvements	3-20	209,469	220,975
Furniture and equipment	3-10	218,527	240,825
Construction in progress		46,052	42,824
Total		617,512	660,058
Less - Accumulated depreciation and amortization		367,507	402,471
Property		$250,005	$257,587

10.	LEASES

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

The following table summarizes the components of operating lease expense reflected on the accompanying consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$86,232	$85,857	$80,610
Variable lease cost	21,193	21,284	19,488
Sublease income	(7,303)	(6,827)	(6,809)
Total	$100,122	$100,314	$93,289

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the supplemental cash flow information and certain other information related to operating leases for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$92,251	$91,643

Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$36,172	$13,515

Weighted average remaining lease term	10 years	11 years

Weighted average discount rate	3.6%	3.6%

Maturities of the operating lease liabilities outstanding at December 31, 2021 for each of the years in the period ending December 31, 2026 and thereafter are set forth in the table below.

Year Ending December 31,
2022	$80,589
2023	75,012
2024	66,802
2025	61,161
2026	57,178
Thereafter	322,228
Total lease payments	662,970
Less - Discount	110,448
Operating lease liabilities	$552,522

11.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at December 31, 2021 and 2020 are presented below:

	December 31,
	2021	2020
Goodwill	$379,421	$383,861
Other intangible assets (net of accumulated amortization)	150	210
	$379,571	$384,071

At December 31, 2021 and 2020, goodwill of $314,880 and $319,320, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Changes in the carrying amount of goodwill for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
Balance, January 1	$383,861	$371,773	$371,561
Foreign currency translation adjustments	(4,440)	12,088	212
Balance, December 31	$379,421	$383,861	$371,773

All changes in the carrying amount of goodwill for the years ended December 31, 2021, 2020 and 2019 are attributable to the Company’s Financial Advisory segment.

The Company evaluates goodwill for impairment annually or more frequently if circumstances indicate that impairment may have occurred. Pursuant to the Company’s goodwill impairment review for the years ended December 31, 2021, 2020 and 2019, the Company determined that no impairment existed.

The gross cost and accumulated amortization of other intangible assets as of December 31, 2021 and 2020, by major intangible asset category, are as follows:

	December 31, 2021			December 31, 2020
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/incentive fees	$35,390	$35,390	$-	$35,385	$35,385	$-
Management fees, customer relationships and non-compete agreements	34,981	34,831	150	34,980	34,770	210
	$70,371	$70,221	$150	$70,365	$70,155	$210

Amortization expense of intangible assets, included in “amortization and other acquisition-related costs” in the consolidated statements of operations, for the years ended December 31, 2021, 2020 and 2019 was $60, $1,795 and $2,240, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense
2022	$60
2023	60
2024	30
Total amortization expense	$150

12.	OTHER ASSETS AND OTHER LIABILITIES

The following table sets forth the Company’s other assets, by type, as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Current income and other tax receivables	$49,278	$49,147
Prepaid compensation (see Note 16)	108,049	101,631
Other advances and prepayments	130,109	82,224
Other	85,645	74,330
Total	$373,081	$307,332

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table sets forth the Company’s other liabilities, by type, as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Accrued expenses	$197,438	$180,724
Current income taxes and other taxes	169,845	139,705
Employee benefit-related liabilities	53,624	60,599
Unclaimed funds at LFB	17,443	18,967
Deferred revenue (a)	130,664	90,715
Securities sold, not yet purchased	6,828	1,176
Deferred offering costs	20,125	-
Other	30,236	32,652
Total	$626,203	$524,538

(a)

Deferred revenue primarily relates to cash received for carried interest subject to clawback and unearned advisory fees received from private equity investments. Revenue recognized during the year ended December 31, 2021 that was included in the deferred revenue balance as of December 31, 2020 was $7,669.

13.	SENIOR DEBT

Senior debt is comprised of the following as of December 31, 2021 and 2020:

				Outstanding as of
	Initial		Annual	December 31, 2021			December 31, 2020
	Principal Amount	Maturity Date	Interest Rate(a)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2025 Senior Notes	$400,000	2/13/25	3.75%	$400,000	$1,476	$398,524	$400,000	$1,948	$398,052
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	300,000	2,015	297,985	300,000	2,405	297,595
Lazard Group 2028 Senior Notes	500,000	9/19/28	4.50%	500,000	5,716	494,284	500,000	6,568	493,432
Lazard Group 2029 Senior Notes	500,000	3/11/29	4.375%	500,000	5,566	494,434	500,000	6,338	493,662
Total				$1,700,000	$14,773	$1,685,227	$1,700,000	$17,259	$1,682,741

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The Amended and Restated Credit Agreement contains certain covenants, events of default and other customary provisions, including customary LIBOR-replacement mechanics. At December 31, 2021 and 2020, no amounts were outstanding under the Amended and Restated Credit Agreement.

As of December 31, 2021, the Company had approximately $206,800 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement and unused lines of credit available to LFB of approximately $6,000.

The Amended and Restated Credit Agreement and the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of December 31, 2021, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

Debt maturities relating to senior borrowings outstanding at December 31, 2021 for each of the five years in the period ending December 31, 2026 and thereafter are set forth in the table below.

Year Ending December 31,
2022 - 2024	$-
2025	400,000
2026	-
Thereafter	1,300,000
Total	$1,700,000

The Company’s senior debt at December 31, 2021 and 2020 is carried at their principal balances outstanding, net of unamortized debt costs. See Note 7 for information regarding the fair value and fair value hierarchy category of the Company’s senior debt.

14.	COMMITMENTS AND CONTINGENCIES

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At December 31, 2021, LFB and LFNY had no such underwriting commitments.

See Notes 7 and 17 for information regarding commitments relating to investment capital funding commitments and obligations to fund our pension plans, respectively.

In the opinion of management, the fulfillment of the commitments described herein will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Legal—The Company is involved from time to time in judicial, governmental, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses, including proceedings initiated by former employees alleging wrongful termination. The Company reviews such matters on a case-by-case basis and establishes any required accrual if a loss is probable and the amount of such loss can be reasonably estimated. The Company may experience significant variation in its revenue and earnings on an annual basis. Accordingly, the results of any pending matter or matters could be significant when compared to the Company’s earnings in any particular year. The Company believes, however, based on currently available information, that the results of any pending matters, in the aggregate, will not have a material effect on its business or financial condition.

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

Share Repurchase Program—Since 2019 and through the year ended December 31, 2021, the Board of Directors of Lazard authorized the repurchase of common stock as set forth in the table below.

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

Years Ended December 31:	Number of Shares Purchased	Average Price Per Share
2019	13,674,439	$36.18
2020	2,912,035	$32.70
2021	9,124,295	$44.51

There were 12,046,140 and 7,728,387 shares of common stock held by our subsidiaries at December 31, 2021 and 2020, respectively. Such shares of common stock are reported, at cost, as “Class A common stock held by subsidiaries” on the accompanying consolidated statements of financial condition.

During 2021, 2020 and 2019, certain of our executive officers received common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the years ended December 31, 2021 and 2020, the Company purchased shares of common stock from certain of our executive officers. The aggregate value of all such purchases in 2021, 2020 and 2019 was approximately $19,800, $10,000 and $14,600, respectively. Such shares of common stock are reported at cost.

As of December 31, 2021, a total of $193,851 of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, which will expire on December 31, 2022.

In addition, on February 2, 2022, the Board of Directors of Lazard authorized the repurchase of up to $300,000 of additional shares of common stock, which authorization will expire on December 31, 2024, bringing the total available share repurchase authorization as of February 2, 2022 to approximately $431,000.

During the year ended December 31, 2021, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A and Series B preferred stock. Series A and Series B preferred shares were issued in connection with certain prior year business acquisitions and were each non-participating securities convertible into common stock, and had no voting or dividend rights. As of December 31, 2021, 2020 and 2019, no shares of Series A or Series B preferred stock were outstanding.

Accumulated Other Comprehensive Income (Loss), Net of Tax—The tables below reflect the balances of each component of AOCI at December 31, 2021, 2020 and 2019 and activity during the years then ended:

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2021	$(67,724)	$(170,644)	$(238,368)	$-	$(238,368)
Activity:
Other comprehensive income (loss) before reclassifications	(48,099)	33,315	(14,784)	-	(14,784)
Adjustments for items reclassified to earnings, net of tax	23,645	5,660	29,305	-	29,305
Net other comprehensive income (loss)	(24,454)	38,975	14,521	-	14,521
Balance, December 31, 2021	$(92,178)	$(131,669)	$(223,847)	$-	$(223,847)

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2020	$(120,586)	$(173,064)	$(293,650)	$(2)	$(293,648)
Activity:
Other comprehensive income (loss) before reclassifications	52,862	(3,626)	49,236	2	49,234
Adjustments for items reclassified to earnings, net of tax	-	6,046	6,046	-	6,046
Net other comprehensive income	52,862	2,420	55,282	2	55,280
Balance, December 31, 2020	$(67,724)	$(170,644)	$(238,368)	$-	$(238,368)

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2019	$(130,137)	$(143,683)	$(273,820)	$(2)	$(273,818)
Activity:
Other comprehensive income (loss) before reclassifications	9,551	(34,098)	(24,547)	-	(24,547)
Adjustments for items reclassified to earnings, net of tax	-	4,717	4,717	-	4,717
Net other comprehensive income (loss)	9,551	(29,381)	(19,830)	-	(19,830)
Balance, December 31, 2019	$(120,586)	$(173,064)	$(293,650)	$(2)	$(293,648)

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Currency translation losses (a)	$23,645	$-	$-
Employee benefit plans:
Amortization relating to employee benefit plans (b)	7,269	7,522	5,884
Less - related income taxes	1,609	1,476	1,167
	5,660	6,046	4,717
Total reclassifications, net of tax	$29,305	$6,046	$4,717

(a)

Represents currency translation losses reclassified to earnings from AOCI associated with restructuring and closing of certain of our offices. Such amounts are included in “revenue–other” on the consolidated statements of operations.

(b)	Included in the computation of net periodic benefit cost (see Note 17). Such amounts are included in “operating expenses–other” on the consolidated statements of operations.

Noncontrolling Interests—Noncontrolling interests principally represent (i) interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own, (ii) profits interest participation rights (see Note 16), (iii) LGAC interests (see Note 1) and (iv) consolidated VIE interests held by employees (see Note 24).

The tables below summarize net income (loss) attributable to noncontrolling interests for the years ended December 31, 2021, 2020 and 2019 and noncontrolling interests as of December 31, 2021 and 2020 in the Company’s consolidated financial statements:

	Net Income (Loss) Attributable to Noncontrolling Interests Year Ended December 31,
	2021	2020	2019
Edgewater	$10,466	$(2,349)	$9,850
LFI Consolidated Funds	7,950	2,577	1,363
LGAC	(3,940)	-	-
Other	5	3	3
Total	$14,481	$231	$11,216

	Noncontrolling Interests as of December 31,
	2021	2020
Edgewater	$44,826	$45,352
Profits interest participation rights	4,049	1,776
LFI Consolidated Funds	67,299	40,517
LGAC	(13,445)	-
Other	15	16
Total	$102,744	$87,661

Dividends Declared, February 2, 2022—On February 2, 2022, the Board of Directors of Lazard declared a quarterly dividend of $0.47 per share on our common stock. The dividend is payable on February 25, 2022, to stockholders of record on February 14, 2022.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

16.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2018 Plan, 2008 Plan and 2005 Equity Incentive Plan (the “2005 Plan”) and activity with respect thereto during the years ended December 31, 2021, 2020 and 2019 is presented below.

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

	Year Ended December 31,
	2021	2020	2019
Share-based incentive awards:
RSUs	$124,895	$140,556	$168,338
PRSUs	6,136	6,264	8,742
Restricted Stock	17,765	27,976	29,322
Profits interest participation rights	83,046	41,293	44,537
DSUs	2,116	2,360	2,345
Total	$233,958	$218,449	$253,284

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

RSUs generally include a dividend participation right that provides that, during the applicable vesting period, each RSU is attributed additional RSUs equivalent to any dividends paid on common stock during such period. During the year ended December 31, 2021, dividend participation rights required the issuance of 384,423 RSUs and the associated charge to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”) was $15,948.

Non-executive members of the Board of Directors (“Non-Executive Directors”) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 30,764 DSUs being granted during the year ended December 31, 2021. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of common stock at the time of cessation of service to the Board of Directors. DSUs include a cash dividend participation right equivalent to dividends paid on common stock.

Lazard Ltd’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of common stock on the date immediately preceding the date of the grant. During the year ended December 31, 2021, 14,501 DSUs had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs for the year ended December 31, 2021:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	9,266,344	$42.96	478,800	$36.36
Granted (including 384,423 RSUs relating to dividend participation)	3,269,307	$43.38	45,265	$46.75
Forfeited	(272,004)	$41.01	-
Settled	(4,112,865)	$46.99	(185,657)	$35.89
Balance, December 31, 2021	8,150,782	$41.16	338,408	$38.01

The weighted-average grant date fair value of RSUs granted in 2021, 2020 and 2019 was $43.38, $42.60 and $38.65, respectively. The weighted-average grant date fair value of DSUs granted in 2021, 2020 and 2019 was $46.75, $28.49 and $32.38, respectively.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

In connection with RSUs that settled during the year ended December 31, 2021, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,374,578 shares of common stock during the year. Accordingly, 2,738,287 shares of common stock held by the Company were delivered during the year ended December 31, 2021.

As of December 31, 2021, estimated unrecognized RSU compensation expense was $90,862, with such expense expected to be recognized over a weighted average period of approximately 0.8 years subsequent to December 31, 2021.

Restricted Stock

The following is a summary of activity related to shares of restricted common stock associated with compensation arrangements during the year ended December 31, 2021:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	1,144,959	$41.09
Granted (including 34,208 relating to dividend participation)	477,991	$43.80
Forfeited	(128,242)	$40.94
Settled	(623,481)	$43.00
Balance, December 31, 2021	871,227	$41.24

The weighted-average grant date fair value of restricted stock granted in 2021, 2020 and 2019 was $43.80, $42.89 and $35.32, respectively.

In connection with shares of restricted common stock that settled during the year ended December 31, 2021, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 205,007 shares of common stock during the year. Accordingly, 418,474 shares of common stock held by the Company were delivered during the year ended December 31, 2021.

Restricted stock awards granted in 2021 generally include a dividend participation right that provides that during the applicable vesting period each restricted stock award is attributed additional shares of restricted common stock equivalent to any dividends paid on common stock during such period. During the year ended December 31, 2021, dividend participation rights required the issuance of 34,208 shares of restricted common stock and the associated charge to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”) was $1,524.

At December 31, 2021, estimated unrecognized restricted stock expense was $13,780, with such expense to be recognized over a weighted average period of approximately 0.9 years subsequent to December 31, 2021.

PRSUs

PRSUs are RSUs that are subject to performance-based and service-based vesting conditions, and beginning with awards granted in February 2021, a market-based condition. The number of shares of common stock that a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance-based and, for awards granted in February 2021, market-based metrics that relate to Lazard Ltd’s performance over a three-year period. The target number of shares of common stock subject to each PRSU is one; however, based on the achievement of the performance criteria, the number of shares of common stock that may be received in connection with each PRSU generally can range from zero to two times the target number for awards granted prior to February 2021. For awards granted in February 2021, based on both the performance-based and market-based criteria, the number of shares of common stock can range from zero to 2.4 times the target number. PRSUs will vest on a single date approximately three years following the date of the grant, provided the applicable service and performance conditions are satisfied. PRSUs granted prior to February 2021 include dividend participation rights that provide that during vesting periods the target number of PRSUs receive dividend equivalents at the same rate that dividends are paid on common stock during such periods. These dividend equivalents are credited as RSUs that are not subject to the performance-based vesting criteria but are otherwise subject to the same restrictions as the underlying PRSUs to which they relate. PRSUs granted in February 2021 include dividend participation rights that are subject to the same vesting restrictions (including performance criteria) as the underlying PRSUs to which they relate and are settled in cash at the same rate that dividends are paid on common stock.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity relating to PRSUs during the year ended December 31, 2021:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	546,959	$53.48
Granted	32,394	$46.63
Settled	(546,959)	$53.48
Balance, December 31, 2021	32,394	$46.63

The weighted-average grant date fair value of PRSUs granted in 2021, 2020 and 2019 was $46.63, $50.74 and $38.09, respectively.

In connection with certain PRSUs that settled during the year ended December 31, 2021, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 100,882 shares of common stock during the year. Accordingly, 446,077 shares of common stock held by the Company were delivered during the year ended December 31, 2021.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of December 31, 2021, the total estimated unrecognized compensation expense was $1,618, and the Company expects to amortize such expense over a weighted-average period of approximately 1.1 years subsequent to December 31, 2021.

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

Profits interest participation rights are a class of membership interests in Lazard Group that are intended to qualify as “profits interests” for U.S. federal income tax purposes, and are recorded as noncontrolling interests within stockholders’ equity in the Company’s consolidated statements of financial condition until they are exchanged into common stock, at which time there is a reclassification to additional paid-in-capital.  The profits interest participation rights generally allow the recipient to realize value only to the extent that both (i) the service-based vesting conditions and, if applicable, the performance-based and incremental market-based conditions, are satisfied, and (ii) an amount of economic appreciation in the assets of Lazard Group occurs as necessary to satisfy

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

certain partnership tax rules (referred to as the “Minimum Value Condition”) before the fifth anniversary of the grant date, otherwise the profits interest participation rights will be forfeited.  Upon satisfaction of such conditions, profits interest participation rights that are in parity with the value of common stock will be exchanged on a one-for-one basis for shares of common stock. If forfeited based solely on failing to meet the Minimum Value Condition, the associated compensation expense would not be reversed. With regard to the profits interest participation rights granted in February 2019 and February 2020, the Minimum Value Condition was met during the years ended December 31, 2020 and December 31, 2021, respectively.

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

The following is a summary of activity relating to profits interest participation rights, including PRPUs, during the year ended December 31, 2021:

	Profits Interest Participation Rights	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	2,523,075	$40.43
Granted	1,159,864	$44.73
Performance units earned (a)	440,054	$39.12
Balance, December 31, 2021 (b)	4,122,993	$41.50

(a)	Represents shares of common stock earned during the fiscal year under the performance criteria of previously-granted PRPU awards in excess of the target payout levels of such awards.
(b)

Table includes 2,001,174 PRPUs, which represents the target number of PRPUs granted and performance units earned as of December 31, 2021, including 510,342 PRPUs granted and 440,054 performance units earned during the year ended December 31, 2021. The weighted average grant date fair values for PRPUs and other profits interest participation rights outstanding as of January 1, 2021were $40.61 and $40.30, respectively. The weighted average grant date fair values for PRPUs and other profits interest participation rights granted during the year ended December 31, 2021 were $46.63 and $43.23, respectively. The weighted average grant date fair values for PRPUs and other profits interest participation

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

rights outstanding as of December 31, 2021 were $41.82 and $41.20, respectively.

The weighted-average grant date fair value of PIPRs granted in 2021, 2020 and 2019 was $44.73, $42.89 and $38.65, respectively. Compensation expense recognized for profits interest participation rights, including PRPUs, is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value.  As of December 31, 2021, the total estimated unrecognized compensation expense was $23,462, and the Company expects to amortize such expense over a weighted-average period of approximately 0.8 years subsequent to December 31, 2021.

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

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the year ended December 31, 2021:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2021	$101,631	$311,400
Granted	161,892	161,892
Settled	-	(142,699)
Forfeited	(1,883)	(14,143)
Amortization	(153,591)	-
Change in fair value related to:
Change in fair value of underlying investments	-	35,494
Adjustment for estimated forfeitures	-	10,273
Other	-	(3,340)
Balance, December 31, 2021	$108,049	$358,877

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 0.8 years subsequent to December 31, 2021.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Amortization, net of forfeitures	$151,604	$119,441	$105,250
Change in the fair value of underlying investments	35,494	40,634	31,657
Total	$187,098	$160,075	$136,907

Incentive Awards Granted In February 2022

In February 2022, the Company granted approximately $390,000 of deferred incentive compensation awards to eligible employees as part of the year-end compensation process with respect to the 2021 fiscal year. These grants included: RSUs or shares of restricted common stock; PRSUs; profits interest participation rights, including PRPUs; LFI awards; deferred cash awards; and a portion of certain fund managers’ year-end incentive compensation that is reinvested in certain funds managed by the Company’s Asset Management business.

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

The Company expects to contribute approximately $3,200 to the non-U.S. pension plans during the year ending December 31, 2022.

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

	Pension Plans
	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$811,662	$744,705
Service cost	876	843
Interest cost	8,679	11,912
Actuarial (gain) loss	(39,706)	60,613
Benefits paid	(29,327)	(30,400)
Settlements	(4,643)	(4,178)
Foreign currency translation and other adjustments	(15,563)	28,167
Benefit obligation at end of year	731,978	811,662
Change in plan assets
Fair value of plan assets at beginning of year	799,895	710,592
Actual return on plan assets	26,046	86,248
Employer contributions	4,493	6,708
Benefits paid	(29,327)	(30,272)
Settlements	(4,643)	(3,926)
Foreign currency translation and other adjustments	(14,001)	30,545
Fair value of plan assets at end of year	782,463	799,895
Funded (deficit) at end of year	$50,485	$(11,767)
Amounts recognized in the consolidated statements of financial condition at December 31, 2021 and 2020 consist of:
Prepaid pension asset (included in “other assets”)	$78,058	$28,473
Accrued benefit liability (included in “other liabilities”)	(27,573)	(40,240)
Net amount recognized	$50,485	$(11,767)
Amounts recognized in AOCI (excluding tax benefits of $26,381 and $41,253 at December 31, 2021 and 2020, respectively) consist of:
Actuarial net loss	$155,052	$208,743
Prior service cost	2,999	3,154
Net amount recognized	$158,051	$211,897

For the years ended December 31, 2021 and 2020, the change in the benefit obligation related to the actuarial (gain) loss is principally attributable to changes in the discount rates.

The following table summarizes the fair value of plan assets, the accumulated benefit obligation and the projected benefit obligation at December 31, 2021 and 2020:

	U.S. Pension Plans		Non-U.S. Pension Plans		Total
	As Of December 31,		As Of December 31,		As Of December 31,
	2021	2020	2021	2020	2021	2020
Fair value of plan assets	$24,227	$25,850	$758,236	$774,045	$782,463	$799,895
Accumulated benefit obligation	$31,543	$34,406	$700,435	$777,256	$731,978	$811,662
Projected benefit obligation	$31,543	$34,406	$700,435	$777,256	$731,978	$811,662

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the components of net periodic benefit cost (credit), the return on the Company’s post-retirement plan assets, benefits paid, contributions and other amounts recognized in AOCI for the years ended December 31, 2021, 2020 and 2019:

	Pension Plans
	For The Year Ended
	December 31,
	2021	2020	2019
Components of Net Periodic Benefit Cost (Credit):
Service cost	$876	$843	$815
Interest cost	8,679	11,912	15,350
Expected return on plan assets	(26,077)	(26,711)	(27,470)
Amortization of:
Prior service cost	118	111	110
Net actuarial loss	7,151	7,411	5,025
Settlement loss	1,056	1,329	749
Net periodic benefit cost (credit)	$(8,197)	$(5,105)	$(5,421)

Actual return on plan assets	$26,046	$86,248	$74,844
Employer contributions	$4,493	$6,708	$5,623
Benefits paid	$29,327	$30,272	$30,760

Other changes in plan assets and benefit

   obligations recognized in AOCI (excluding

   tax expense (benefit) of $14,872, $45 and

   and $(8,067) during the years ended

   December 31, 2021, 2020 and 2019,

   respectively):

Net actuarial (gain) loss	$(40,717)	$(4,085)	$40,311
Reclassification of prior service (cost) credit to earnings	(118)	(111)	(110)
Reclassification of actuarial gain (loss) to earnings	(7,151)	(7,411)	(5,774)
Currency translation and other adjustments	(5,860)	9,142	3,025
Total recognized in AOCI	$(53,846)	$(2,465)	$37,452
Net amount recognized in total periodic benefit cost and AOCI	$(62,043)	$(7,570)	$32,031

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The assumptions used to develop actuarial present value of the projected benefit obligation and net periodic pension cost as of or for the years ended December 31, 2021, 2020 and 2019 are set forth below:

	Pension Plans
	December 31,
	2021	2020	2019
Weighted average assumptions used to determine benefit obligations:
Discount rate	1.8%	1.3%	1.8%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	1.1%	1.6%	2.2%
Expected long-term rate of return on plan assets	3.3%	3.9%	4.4%

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

Pension
Plans
2022	$28,616
2023	28,059
2024	30,227
2025	30,209
2026	30,585
2027-2031	156,945

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Plan Assets—The following tables present the categorization of our pension plans’ assets as of December 31, 2021 and 2020, measured at fair value, into a fair value hierarchy and investments measured at NAV or its equivalent as a practical expedient in accordance with fair value measurement disclosure requirements:

	As of December 31, 2021
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Cash	$11,036	$-	$-	$-	$11,036
Debt	84,005	-	-	-	84,005
Equities	43,174	-	-	-	43,174
Funds:
Alternative investments	-	-	-	17,758	17,758
Debt	10,990	81,417	-	318,316	410,723
Equity	141,390	60,118	-	11,090	212,598
Derivatives	-	3,169	-	-	3,169
Total	$290,595	$144,704	$-	$347,164	$782,463

	As of December 31, 2020
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Cash	$19,489	$-	$-	$-	$19,489
Debt	84,031	-	-	-	84,031
Equities	41,251	-	-	-	41,251
Funds:
Alternative investments	-	-	-	18,847	18,847
Debt	11,978	83,401	-	322,086	417,465
Equity	199,201	6,287	-	11,378	216,866
Derivatives	-	1,946	-	-	1,946
Total	$355,950	$91,634	$-	$352,311	$799,895

(a)

Represents certain investments measured at NAV or its equivalent as a practical expedient in determining fair value. In accordance with current accounting guidance, these investments have not been classified in the fair value hierarchy.

Included in equity funds are $68,529 and $92,359 as of December 31, 2021 and 2020, respectively, that are invested in funds managed by the Company.

Consistent with the plans’ investment strategies, at December 31, 2021 and 2020, the Company’s U.S. pension plan had 54% and 53%, respectively, of the plans’ assets invested in equity funds in Level 1 and measured at NAV or its equivalent as a practical expedient, 46% and 46%, respectively, invested in Level 1 debt funds and, at December 31, 2020, 1% was invested in cash, which is a Level 1 asset. The Company’s non-U.S. pension plans at December 31, 2021 and 2020 had 32% and 32%, respectively, of the plans’ assets invested in equities and equity funds that are primarily Level 1 and Level 2 assets; 64% and 63%, respectively, of the plans’ assets invested in debt and debt funds that are Level 1 and Level 2 assets or measured at NAV or its equivalent as a practical expedient, and 4% and 5%, respectively, of the plans’ assets invested in cash, which is a Level 1 asset, or in alternative investment funds that are primarily measured at NAV.

Investment Policies and Strategies—The primary investment goal is to ensure that the pension plans remain well funded, taking account of the likely future risks to investment returns and contributions. As a result, a portfolio of assets is maintained with appropriate liquidity and diversification that can be expected to generate long-term future returns that minimize the long-term costs of the pension plans without exposing the plans to an unacceptable risk of under-funding. The Company’s likely future ability to pay such contributions as are required to maintain the

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

funded status of the plans over a reasonable time period is considered when determining the level of risk that is appropriate. The fair value of plan investments classified as Level 1 assets are based on market quotes. The fair value of plan investments classified as Level 2 assets are based on (i) quoted prices for similar assets or liabilities in an active market, or quoted prices for identical or similar assets or liabilities in non-active markets, or (ii) inputs other than quoted prices that are directly observable or derived principally from, or corroborated by, market data. The fair value of plan investments measured at NAV or its equivalent as a practical expedient is determined based on information provided by external fund administrators and such investments are redeemable in the near term.

Defined Contribution Plans—Pursuant to certain matching contributions, the Company contributes to employer sponsored defined contribution plans. Such contributions amounted to $17,864, $16,736 and $16,994 for the years ended December 31, 2021, 2020 and 2019, respectively, which are included in “compensation and benefits” expense on the consolidated statements of operations.

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

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The components of the Company’s provision for income taxes for the years ended December 31, 2021, 2020 and 2019, and a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rates for such years, are shown below.

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$(12,772)	$6,531	$3,756
Foreign	100,235	44,381	62,885
State and local	3,197	1,389	3,469
Total current	90,660	52,301	70,110
Deferred:
Federal	69,633	41,817	15,139
Foreign	6,709	6,946	2,091
State and local	14,301	(1,615)	7,642
Total deferred	90,643	47,148	24,872
Total	$181,303	$99,449	$94,982

	Year Ended December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
BEAT and GILTI tax	0.4	0.9	3.0
Foreign source income not subject to U.S. income tax	(2.6)	(6.4)	(5.3)
Change in U.S. federal valuation allowance	1.1	0.5	0.6
Share-based incentive compensation	0.1	0.6	(2.9)
Foreign taxes	6.1	3.2	5.8
Foreign tax credits	(3.6)	(2.1)	(2.6)
State and local taxes	2.6	0.2	2.4
Loss (income) of non-controlling interests	(0.3)	0.1	(0.5)
Uncertain tax positions	(0.6)	0.7	1.8
Other	0.8	1.1	0.9
Effective income tax rate	25.0%	19.8%	24.2%

See Note 23 regarding “operating income (loss)” by geographic region.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred Tax Assets:
Basis adjustments (a)	$154,987	$195,313
Compensation and benefits	192,088	181,751
Net operating loss and tax credit carryforwards	247,854	281,901
Depreciation and amortization	1,138	1,065
Other	50,547	57,363
Gross deferred tax assets	646,614	717,393
Valuation allowance	(88,953)	(82,210)
Deferred tax assets (net of valuation allowance)	557,661	635,183
Deferred Tax Liabilities:
Depreciation and amortization	13,633	11,119
Compensation and benefits	33,790	17,564
Goodwill	39,451	35,717
Other	37,306	33,376
Deferred tax liabilities	124,180	97,776
Net deferred tax assets	$433,481	$537,407

(a)

The basis adjustments recorded as of December 31, 2021 and 2020 are primarily the result of additional basis from acquisitions of interests, including the impact of the tax receivable agreement obligation.

The historical profitability of each tax paying entity is an important factor in determining whether to record a valuation allowance and when to release any such allowance. Certain of our tax-paying entities have individually experienced losses on a cumulative three year basis or have tax attributes that may expire unused. In addition, some of our tax paying entities have recorded a valuation allowance on substantially all of their deferred tax assets due to the combined effect of operating losses in certain subsidiaries of these entities as well as foreign taxes that together substantially offset any U.S. tax liability. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets held by these entities will be realized. Consequently, we have recorded valuation allowances on $88,953 and $82,210 of deferred tax assets held by these entities as of December 31, 2021 and 2020, respectively.

Changes in the deferred tax assets valuation allowance for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
	2021	2020	2019
Beginning Balance	$82,210	$76,486	$73,114
Charged (credited) to provision for income taxes	8,742	4,598	3,515
Charged (credited) to other comprehensive income and other	(1,999)	1,126	(143)
Ending Balance	$88,953	$82,210	$76,486

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

The Company had net operating loss and tax credit carryforwards for which related deferred tax assets of $247,854 were recorded at December 31, 2021 primarily relating to:

(i)	indefinite-lived net operating loss carryforwards (subject to various limitations) of approximately $49,000 in Australia, Germany, Hong Kong, Luxembourg, Saudi Arabia, Singapore and the U.S.; and
(ii)	certain carryforwards of approximately $154,000 in the U.S., which begin expiring in 2024.

With few exceptions, the Company is no longer subject to income tax examination by foreign tax authorities and by U.S. federal, state and local tax authorities for years prior to 2014. While the Company is under examination in various tax jurisdictions with respect to certain open years, the Company does not expect that the result of any final determination related to these examinations will have a material impact on its financial statements. Developments with respect to such examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.

A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31,
	2021	2020	2019
Balance, January 1 (excluding interest and penalties of $18,882, $18,376 and $15,901, respectively)	$80,954	$86,886	$77,889
Increases in gross unrecognized tax benefits relating to tax positions taken during:
Prior years	273	2,454	11,764
Current year	17,829	14,702	22,383
Decreases in gross unrecognized tax benefits relating to:
Tax positions taken during prior years	(5,774)	(9,814)	(19)
Settlements with tax authorities	(134)	(904)	(7,251)
Lapse of the applicable statute of limitations	(15,531)	(12,370)	(17,880)
Balance, December 31 (excluding interest and penalties of $18,579, $18,882 and $18,376, respectively)	$77,617	$80,954	$86,886

Additional information with respect to unrecognized tax benefits is as follows:

	Year Ended December 31,
	2021	2020	2019
Unrecognized tax benefits at the end of the year that, if recognized, would favorably affect the effective tax rate (includes interest and penalties of $18,579, $18,882 and $18,376, respectively)	$81,046	$86,117	$85,603
Unrecognized tax benefits that, if recognized, would not affect the effective tax rate	$15,150	$13,719	$19,659
Interest and penalties recognized in current income tax expense (after giving effect to the reversal of interest and penalties of $5,210, $3,757 and $3,455, respectively)	$(303)	$506	$2,475

The Company anticipates that it is reasonably possible that approximately $22,000 of unrecognized tax benefits, including interest and penalties recorded at December 31, 2021, may be recognized within 12 months as a result of the lapse of the statute of limitations in various tax jurisdictions.

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

The Company’s basic and diluted net income per share calculations using the “two-class” method for the years ended December 31, 2021, 2020, and 2019 are presented below:

	Year Ended December 31,
	2021	2020	2019
Net income attributable to Lazard Ltd	$528,064	$402,461	$286,500
Add - adjustment for earnings attributable to participating securities	(8,647)	(7,667)	(3,390)
Net income attributable to Lazard Ltd - basic	519,417	394,794	283,110
Add - adjustment for earnings attributable to participating securities	7,068	6,429	25
Net income attributable to Lazard Ltd - diluted	$526,485	$401,223	$283,135
Weighted average number of shares of common stock outstanding	104,166,347	104,803,849	108,316,241
Add - adjustment for shares of common stock issuable on a non-contingent basis	1,869,461	2,058,890	1,873,621
Weighted average number of shares of common stock outstanding - basic	106,035,808	106,862,739	110,189,862
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of common stock issuable from share-based incentive compensation	7,638,891	6,620,641	5,889,944
Weighted average number of shares of common stock outstanding - diluted	113,674,699	113,483,380	116,079,806
Net income attributable to Lazard Ltd per share of common stock:
Basic	$4.90	$3.69	$2.57
Diluted	$4.63	$3.54	$2.44

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

21.	RELATED PARTIES

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Investment advisory fees relating to such services were $708,900, $564,686 and $587,665 for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in “asset management fees” on the consolidated statements of operations. Of such amounts, $96,740 and $72,076 remained as receivables at December 31, 2021 and 2020, respectively, and are included in “fees receivable” on the consolidated statements of financial condition.

Tax Receivable Agreement

The Second Amended and Restated Tax Receivable Agreement, dated as of October 26, 2015 (the “TRA”), between Lazard and LTBP Trust, a Delaware statutory trust (the “Trust”), provides for the payment by our subsidiaries to the Trust of (i) approximately 45% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of the increases in the tax basis of certain assets and of certain other tax benefits related to the TRA, and (ii) an amount that we currently expect will equal 85% of the cash tax savings that may arise from tax basis increases attributable to payments under the TRA. Our subsidiaries expect to benefit from the balance of cash savings, if any, in income tax that our subsidiaries realize from such tax basis increases. Any amount paid by our subsidiaries to the Trust will generally be distributed pro rata to the owners of the Trust, who include certain of our executive officers.

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

The amount of the TRA liability is an undiscounted amount based upon current tax laws and the structure of the Company and various assumptions regarding potential future operating profitability. The assumptions reflected in the estimate involve significant judgment and if our structure or income assumptions were to change, we could be required to accelerate payments under the TRA. As such, the actual amount and timing of payments under the TRA could differ materially from our estimates. Any changes in the amount of the estimated liability would be recorded as a non-compensation expense in the consolidated statement of operations. Adjustments, if necessary, to the related deferred tax assets would be recorded through the “provision (benefit) for income taxes”.

For the years ended December 31, 2021, 2020 and 2019, the Company recorded a “provision (benefit) pursuant to tax receivable agreement” on the consolidated statements of operations of $2,199, $(439) and $(503), respectively. The cumulative liability relating to our obligations under the TRA as of December 31, 2021 and 2020 was $213,434 and $221,451, respectively, and is recorded in “tax receivable agreement obligation” on the consolidated statements of financial condition. The balance at December 31, 2021 reflects a payment made under the TRA in the year ended December 31, 2021 of $10,215.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Other

See Note 15 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.

22.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $5, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At December 31, 2021, LFNY’s regulatory net capital was $195,103, which exceeded the minimum requirement by $188,205. LFNY’s aggregate indebtedness to net capital ratio was 0.53:1 as of December 31, 2021.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At December 31, 2021, the aggregate regulatory net capital of the U.K. Subsidiaries was $173,961, which exceeded the minimum requirement by $151,120.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB.  LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management.  The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At December 31, 2021, the consolidated regulatory net capital of CFLF was $143,046, which exceeded the minimum requirement set for regulatory capital levels by $72,846. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At December 31, 2021, the regulatory net capital of the combined European regulated group was $162,804, which exceeded the minimum requirement set for regulatory capital levels by $80,912. Additionally, the combined European regulated group, together with certain of our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At December 31, 2021, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $225,278, which exceeded the minimum required capital by $195,849.

At December 31, 2021, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the years ended December 31, 2021, 2020 and 2019 is prepared using the following methodology:

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

For the years ended December 31, 2021, 2020 and 2019, no individual client constituted more than 10% of the net revenue of any of the Company’s business segments.

LAZARD LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except for per share data, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		As of or for the Year Ended December 31,
		2021	2020	2019
Financial Advisory	Net Revenue	$1,764,509	$1,420,501	$1,374,036
	Operating Expenses (a)	1,356,567	1,130,850	1,225,795
	Operating Income	$407,942	$289,651	$148,241
	Total Assets	$1,239,964	$1,181,783	$1,144,339
Asset Management	Net Revenue	$1,424,985	$1,167,466	$1,237,390
	Operating Expenses (a)	1,032,825	861,031	887,522
	Operating Income	$392,160	$306,435	$349,868
	Total Assets	$1,128,549	$958,588	$821,641
Corporate	Net Revenue	$3,554	$(21,829)	$(24,653)
	Operating Expenses (a)	79,808	72,116	80,758
	Operating Loss	$(76,254)	$(93,945)	$(105,411)
	Total Assets	$4,778,668	$3,831,490	$3,673,601
Total	Net Revenue	$3,193,048	$2,566,138	$2,586,773
	Operating Expenses (a)	2,469,200	2,063,997	2,194,075
	Operating Income	$723,848	$502,141	$392,698
	Total Assets	$7,147,181	$5,971,861	$5,639,581

(a)	Operating expenses include depreciation and amortization of property as set forth in table below.

	Year Ended December 31,
	2021	2020	2019
Financial Advisory	$8,480	$6,104	$5,492
Asset Management	5,618	3,730	2,995
Corporate	24,217	25,261	27,085
Total	$38,315	$35,095	$35,572

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

	As of or for the Year Ended December 31,
	2021	2020	2019
Net Revenue:
Americas	$1,780,815	$1,530,100	$1,544,063
EMEA	1,251,058	885,924	873,007
Asia Pacific	161,175	150,114	169,703
Total	$3,193,048	$2,566,138	$2,586,773
Operating Income:
Americas	$399,916	$362,446	$241,992
EMEA	295,991	109,991	120,481
Asia Pacific	27,941	29,704	30,225
Total	$723,848	$502,141	$392,698
Identifiable Assets:
Americas	$4,011,071	$3,124,103	$2,908,926
EMEA	2,933,180	2,534,168	2,437,788
Asia Pacific	202,930	313,590	292,867
Total	$7,147,181	$5,971,861	$5,639,581

24.	CONSOLIDATED VIEs

The Company’s consolidated VIEs as of December 31, 2021 and 2020 include LGAC (see Note 1) and certain funds (“LFI Consolidated Funds”) that were established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement. Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds. The assets of LFI Consolidated Funds, except as it relates to $140,371 and $121,376 of LFI held by Lazard Group as of December 31, 2021 and 2020, respectively, can only be used to settle the obligations of LFI Consolidated Funds. The Company’s consolidated VIE assets and liabilities for LFI Consolidated Funds as reflected in the consolidated statements of financial condition consist of the following at December 31, 2021 and 2020.

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$3,936	$3,558
Customers and other receivables	305	160
Investments	204,062	158,370
Other assets	328	400
Total Assets	$208,631	$162,488

LIABILITIES
Deposits and other customer payables	$50	$104
Other liabilities	910	491
Total Liabilities	$960	$595

SUPPLEMENTAL FINANCIAL INFORMATION

Not applicable.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures

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

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding members of the Board of Directors, including its audit committee and audit committee financial expert, as well as information regarding our Code of Business Conduct and Ethics that applies to our Chief Executive Officer and senior financial officers, will be presented in Lazard Ltd’s definitive proxy statement for its 2022 annual general meeting of shareholders, which will be held in Spring 2022, and is incorporated herein by reference. Information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant”.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting and Compliance” in Lazard Ltd’s definitive proxy statement for its 2022 annual general meeting of shareholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding executive officer and director compensation will be presented in Lazard Ltd’s definitive proxy statement for its 2022 annual general meeting of shareholders, which will be held in Spring 2022, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related shareholder matters will be presented in Lazard Ltd’s definitive proxy statement for its 2022 annual general meeting of shareholders, which will be held in Spring 2022, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 regarding securities issued under our 2018 Incentive Compensation Plan, 2008 Incentive Compensation Plan and 2005 Equity Incentive Plan.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	2018 Incentive Compensation Plan(1)	13,372,588			(5)	32,665,078
Equity compensation plans approved by security holders	2008 Incentive Compensation Plan(2)	140,432	(4)		(5)	-
Equity compensation plans not approved by security holders	2005 Equity Incentive Plan(3)	2,783	(4)		(5)	-
Total		13,515,803	(4)			32,665,078

(1)

Our 2018 Incentive Compensation Plan was approved by the stockholders of Lazard Ltd on April 24, 2018 and was amended on April 29, 2021 to increase the aggregate number of shares authorized for issuance under the 2018 Plan by 20 million shares of common stock. The 2018 Plan replaced the 2008 Incentive

Compensation Plan, which was terminated on April 24, 2018. The 2018 Plan originally authorized the issuance of up to 30 million shares of common stock.
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

(4)

Represents outstanding stock unit awards and profits interest participation rights, after giving effect to forfeitures, as of December 31, 2021. As of that date, the only grants made under the 2018 Incentive Compensation Plan, 2008 Incentive Compensation Plan and 2005 Equity Incentive Plan have been in the form of stock unit awards, restricted stock awards and profits interest participation rights. See Note 16 of Notes to Consolidated Financial Statements for a description of the plans.

(5)

Each restricted stock unit awarded under our 2018 Incentive Compensation Plan, 2008 Incentive Compensation Plan and 2005 Equity Incentive Plan was granted at no cost to the persons receiving them and represents the contingent right to receive the equivalent number of shares of common stock. Performance-based units awarded represent the contingent right to receive common stock based on the achievement of performance criteria, and the number of shares of common stock that ultimately may be received generally can range from zero to two times the target number. Profits interest participation rights, including PRPUs, represent the contingent right to receive the equivalent number of shares of common stock in exchange for such rights, subject to the satisfaction of certain service-based criteria and the Minimum Value Condition, and, in the case of PRPUs, certain performance-based criteria and beginning with PRPUs granted in 2021, incremental market-based conditions. For PRPUs granted in February 2019 and February 2020, the number of shares of common stock that ultimately may be received generally can range from zero to two times the target number. For PRPU awards granted in February 2021, subject to both performance-based and incremental market-based criteria, the number of shares will range from zero to 2.4 times the target number. See Note 16 of Notes to Consolidated Financial Statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence, will be presented in Lazard Ltd’s definitive proxy statement for its 2022 annual general meeting of shareholders, which will be held in Spring 2022, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be presented in Lazard Ltd’s definitive proxy statement for its 2022 annual general meeting of shareholders, which will be held in Spring 2022, and is incorporated herein by reference.

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

LAZARD LTD

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

ITEMS 15(a)(1) AND 15(a)(2)

Page No.
Management’s Report on Internal Control Over Financial Reporting	69

Reports of Independent Registered Public Accounting Firm	70

Consolidated Financial Statements

Consolidated Statements of Financial Condition as of December 31, 2021 and 2020	73

Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019	75

Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019	76

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	77

Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interests for the years ended December 31, 2021, 2020 and 2019	79

Notes to Consolidated Financial Statements	82

Supplemental Financial Information	130

Financial Statement Schedules

Schedule I—Condensed Financial Information of Registrant (Parent Company Only)

Condensed Statements of Financial Condition as of December 31, 2021 and 2020	F-2

Condensed Statements of Operations for the years ended December 31, 2021, 2020 and 2019	F-3

Condensed Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019	F-4

Condensed Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	F-5

Notes to Condensed Financial Statements	F-6

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2021 AND 2020

(dollars in thousands, except per share data)

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$1,208	$453
Investments in subsidiaries, equity method	(859,162)	(931,614)
Due from subsidiaries	1,843,022	1,850,887
Other assets	8	29
Total assets	$985,076	$919,755
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Due to subsidiaries	$9,694	$7,829
Other liabilities	162	154
Total liabilities	9,856	7,983
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A—no shares issued and outstanding	-	-
Series B—no shares issued and outstanding	-	-
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 112,766,091 shares issued at December 31, 2021 and 2020, including shares held by subsidiaries as indicated below)	1,128	1,128
Additional paid-in-capital	144,729	135,439
Retained earnings	1,560,636	1,295,386
Accumulated other comprehensive loss, net of tax	(223,847)	(238,368)
	1,482,646	1,193,585
Class A common stock held by subsidiaries, at cost (12,046,140 and 7,728,387 shares at December 31, 2021 and 2020, respectively)	(507,426)	(281,813)
Total stockholders’ equity	975,220	911,772
Total liabilities and stockholders’ equity	$985,076	$919,755

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
REVENUE
Equity in earnings of subsidiaries	$410,550	$274,461	$153,450
Interest and other income	119,412	129,912	135,220
Total revenue	529,962	404,373	288,670
OPERATING EXPENSES
Professional services	1,792	1,851	2,017
Other	106	61	153
Total operating expenses	1,898	1,912	2,170
NET INCOME	$528,064	$402,461	$286,500

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
NET INCOME	$528,064	$402,461	$286,500
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments:
Currency translation adjustments before reclassification	(48,099)	52,860	9,551
Adjustment for items reclassified to earnings	23,645	-	-
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $13,263, $(1,431) and $(9,236) for the years ended December 31, 2021, 2020 and 2019, respectively)	33,315	(3,626)	(34,098)
Adjustments for items reclassified to earnings (net of tax expense of $1,609, $1,476 and $1,167 for the years ended December 31, 2021, 2020 and 2019, respectively)	5,660	6,046	4,717
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	14,521	55,280	(19,830)
COMPREHENSIVE INCOME	$542,585	$457,741	$266,670

See notes to condensed financial statements.

LAZARD LTD

(parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$528,064	$402,461	$286,500
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(410,550)	(274,461)	(153,450)
Dividends received from subsidiaries	69,500	42,400	88,400
Changes in due to/from subsidiaries	9,655	23,941	32,058
Changes in other operating assets and liabilities	30	(24)	14
Net cash provided by operating activities	196,699	194,317	253,522
CASH FLOWS FROM FINANCING ACTIVITIES:
Class A common stock dividends	(195,944)	(196,598)	(254,924)
Net cash used in financing activities	(195,944)	(196,598)	(254,924)
Net increase (decrease) in cash and cash equivalents	755	(2,281)	(1,402)
Cash and cash equivalents, January 1	453	2,734	4,136
Cash and cash equivalents, December 31	$1,208	$453	$2,734

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

The Parent Company Financial Statements as of December 31, 2021 and 2020, and for each of the three years in the period ended December 31, 2021, are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosures in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable. Actual results could differ materially from these estimates.

The Parent Company Financial Statements include investments in subsidiaries, accounted for under the equity method.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2022

LAZARD LTD

By:	/s/ Kenneth M. Jacobs
Kenneth M. Jacobs
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Kenneth M. Jacobs	Chairman, Chief Executive Officer and Director	February 28, 2022
Kenneth M. Jacobs	(Principal Executive Officer)

/s/ Evan L. Russo	Chief Financial Officer	February 28, 2022
Evan L. Russo	(Principal Financial Officer)

/s/ Dominick Ragone	Chief Accounting Officer	February 28, 2022
Dominick Ragone

/s/ Ann-Kristin Achleitner	Director	February 28, 2022
Ann-Kristin Achleitner

/s/ Andrew M. Alper	Director	February 28, 2022
Andrew M. Alper

/s/ Ashish Bhutani	Director	February 28, 2022
Ashish Bhutani

/s/ Richard N. Haass	Director	February 28, 2022
Richard N. Haass

/s/ Michelle Jarrard	Director	February 28, 2022
Michelle Jarrard

/s/ Iris Knobloch Iris Knobloch	Director	February 28, 2022

/s/ Philip A. Laskawy	Director	February 28, 2022
Philip A. Laskawy

/s/ Jane L. Mendillo	Director	February 28, 2022
Jane L. Mendillo

/s/ Richard D. Parsons	Director	February 28, 2022
Richard D. Parsons

II-1