Form 10-Q
period 2022-06-30
Lazard Ltd
filed 2022-08-01
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 22, 2022, there were 112,766,091 shares of the Registrant’s common stock outstanding (including 20,011,746 shares held by subsidiaries).

TABLE OF CONTENTS

When we use the terms “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd’s primary operating asset is its indirect ownership as of June 30, 2022 of all of the common membership interests in Lazard Group and its controlling interest in Lazard Group. When we use the term “common stock”, we mean Class A common stock of Lazard Ltd, the only class of common stock of Lazard outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2022 AND DECEMBER 31, 2021

(UNAUDITED)

(dollars in thousands, except for per share data)

	June 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$907,472	$1,465,022
Deposits with banks and short-term investments	1,700,961	1,347,544
Restricted cash	617,057	617,448
Receivables (net of allowance for doubtful accounts of $30,271 and $33,957 at June 30, 2022 and December 31, 2021, respectively):
Fees	582,960	669,464
Customers and other	156,742	136,345
	739,702	805,809
Investments	787,139	1,007,339
Property (net of accumulated amortization and depreciation of $371,545 and $367,507 at June 30, 2022 and December 31, 2021, respectively)	231,502	250,005
Operating lease right-of-use assets	435,450	466,054
Goodwill and other intangible assets (net of accumulated amortization of $70,207 and $70,221 at June 30, 2022 and December 31, 2021, respectively)	378,004	379,571
Deferred tax assets	408,187	435,308
Other assets	506,322	373,081
Total Assets	$6,711,796	$7,147,181

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2022 AND DECEMBER 31, 2021

(UNAUDITED)

(dollars in thousands, except for per share data)

	June 30,	December 31,
	2022	2021
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$1,831,825	$1,442,701
Accrued compensation and benefits	494,464	972,303
Operating lease liabilities	520,025	552,522
Tax receivable agreement obligation	192,473	213,434
Senior debt	1,686,471	1,685,227
Deferred tax liabilities	13,606	1,827
Other liabilities	570,265	626,203
Total Liabilities	5,309,129	5,494,217
Commitments and contingencies
Redeemable noncontrolling interests	575,710	575,000
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - no shares issued and outstanding	-	-
Series B - no shares issued and outstanding	-	-
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 112,766,091 shares issued at June 30, 2022 and December 31, 2021, including shares held by subsidiaries as indicated below)	1,128	1,128
Additional paid-in-capital	71,918	144,729
Retained earnings	1,628,182	1,560,636
Accumulated other comprehensive loss, net of tax	(290,029)	(223,847)
	1,411,199	1,482,646
Class A common stock held by subsidiaries, at cost (18,240,059 and 12,046,140 shares at June 30, 2022 and December 31, 2021, respectively)	(695,537)	(507,426)
Total Lazard Ltd Stockholders’ Equity	715,662	975,220
Noncontrolling interests	111,295	102,744
Total Stockholders’ Equity	826,957	1,077,964
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$6,711,796	$7,147,181

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUE
Investment banking and other advisory fees	$405,091	$475,161	$794,830	$792,992
Asset management fees	269,011	346,465	584,063	673,415
Interest income	4,062	1,280	5,823	2,634
Other	(17,506)	20,358	(7,914)	54,127
Total revenue	660,658	843,264	1,376,802	1,523,168
Interest expense	21,112	20,127	42,364	39,924
Net revenue	639,546	823,137	1,334,438	1,483,244
OPERATING EXPENSES
Compensation and benefits	363,830	514,918	760,671	916,464
Occupancy and equipment	29,409	29,875	60,648	64,623
Marketing and business development	22,673	9,332	36,796	15,983
Technology and information services	42,067	35,774	79,998	69,444
Professional services	16,549	19,996	32,578	34,944
Fund administration and outsourced services	28,551	31,302	58,254	60,581
Amortization of intangible assets related to acquisitions	15	15	30	30
Other	10,614	15,664	19,897	20,624
Total operating expenses	513,708	656,876	1,048,872	1,182,693
OPERATING INCOME	125,838	166,261	285,566	300,551
Provision for income taxes	34,187	41,345	72,940	84,809
NET INCOME	91,651	124,916	212,626	215,742
LESS - NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3,829)	1,738	3,270	5,264
NET INCOME ATTRIBUTABLE TO LAZARD LTD	$95,480	$123,178	$209,356	$210,478
ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	98,660,173	106,746,654	100,603,724	107,019,107
Diluted	102,753,336	113,603,478	105,469,988	114,712,885
NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.96	$1.14	$2.05	$1.94
Diluted	$0.92	$1.08	$1.97	$1.83

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
NET INCOME	$91,651	$124,916	$212,626	$215,742
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments:
Currency translation adjustments before reclassification	(61,700)	5,502	(79,690)	(14,241)
Adjustment for items reclassified to earnings	205	23,579	127	23,579
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $1,816 and $(373) for the three months ended June 30, 2022 and 2021, respectively, and $2,604 and $389 for the six months ended June 30, 2022 and 2021, respectively)	8,287	(1,477)	11,726	(412)
Adjustment for items reclassified to earnings (net of tax expense of $248 and $483 for the three months ended June 30, 2022 and 2021, respectively, and $515 and $864 for the six months ended June 30, 2022 and 2021, respectively)	805	1,458	1,654	2,794
OTHER COMPREHENSIVE INCOME (LOSS) , NET OF TAX	(52,403)	29,062	(66,183)	11,720
COMPREHENSIVE INCOME	39,248	153,978	146,443	227,462
LESS - COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3,829)	1,737	3,269	5,264
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD LTD	$43,077	$152,241	$143,174	$222,198

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

(dollars in thousands)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$212,626	$215,742
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	21,045	18,938
Noncash lease expense	32,487	36,242
Currency translation adjustment reclassification	127	23,579
Amortization of deferred expenses and share-based incentive compensation	212,538	229,919
Amortization of intangible assets related to acquisitions	30	30
Deferred tax provision	43,398	43,641
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	46,339	(83,982)
Investments	112,536	(290,595)
Other assets	(62,425)	(22,527)
Accrued compensation and benefits and other liabilities	(533,600)	(155,910)
Net cash provided by operating activities	85,101	15,077
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(19,697)	(17,370)
Disposals of property	213	602
Net cash used in investing activities	(19,484)	(16,768)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	208	316
LGAC IPO	-	575,000
Customer deposits, net	514,610	63,539
Payments for:
Distributions to noncontrolling interests	(9,462)	(2,737)
Payments under tax receivable agreement	(20,961)	(10,215)
Payments of LGAC IPO underwriting fees and other offering costs	-	(9,352)
Purchase of Class A common stock	(375,185)	(233,745)
Class A common stock dividends	(92,676)	(98,964)
Settlement of share-based incentive compensation in satisfaction of tax withholding requirements	(58,739)	(65,592)
LFI Consolidated Funds redemptions	(13,219)	-
Other financing activities	(6,750)	(17,435)
Net cash provided by (used in) financing activities	(62,174)	200,815
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(207,967)	(62,414)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(204,524)	136,710
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— January 1	3,430,014	2,568,827
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— June 30	$3,225,490	$2,705,537

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:
	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$907,472	$1,465,022
Deposits with banks and short-term investments	1,700,961	1,347,544
Restricted cash	617,057	617,448
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$3,225,490	$3,430,014

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2021

(UNAUDITED)

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total	Redeemable
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’	Noncontrolling
	Shares	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity	Interests
Balance - April 1, 2021	112,766,091	$1,128	$-	$1,278,907	$(255,711)	6,675,269	$(259,319)	$765,005	$101,694	$866,699	$575,000
Comprehensive income (loss):
Net income				123,178				123,178	1,738	124,916
Other comprehensive income (loss) - net of tax					29,063			29,063	(1)	29,062
Amortization of share-based incentive compensation			72,078					72,078	3,618	75,696
Dividend equivalents			4,104	(4,438)				(334)	(1,731)	(2,065)
Class A common stock dividends ($0.47 per share)				(49,523)				(49,523)		(49,523)
Purchase of Class A common stock						2,430,000	(111,093)	(111,093)		(111,093)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $55			(12,259)			(286,615)	11,416	(843)		(843)
Business acquisitions and related equity transactions:
Delivery of Class A common stock			(5,278)			(113,357)	5,278	-		-
Dividend equivalents			3	(3)				-		-
Distributions to noncontrolling interests, net								-	(1,401)	(1,401)
LFI Consolidated Funds								-	(264)	(264)
Contribution from redeemable noncontrolling interests, net								-	-	-	671
Change in redemption value of redeemable noncontrolling interests			(648)					(648)	1,319	671	(671)
Balance - June 30, 2021	112,766,091	$1,128	$58,000	$1,348,121	$(226,648)	8,705,297	$(353,718)	$826,883	$104,972	$931,855	$575,000

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2021

(UNAUDITED)

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total	Redeemable
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’	Noncontrolling
	Shares	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity	Interests
Balance - January 1, 2021	112,766,091	$1,128	$135,439	$1,295,386	$(238,368)	7,728,387	$(281,813)	$911,772	$87,661	$999,433	$-
Comprehensive income:
Net income				210,478				210,478	5,264	215,742
Other comprehensive income - net of tax					11,720			11,720	-	11,720
Amortization of share-based incentive compensation			137,984					137,984	5,903	143,887
Dividend equivalents			9,963	(10,819)				(856)	(3,462)	(4,318)
Class A common stock dividends ($0.94 per share)				(98,964)				(98,964)		(98,964)
Purchase of Class A common stock						5,329,541	(233,745)	(233,745)		(233,745)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $1,144			(145,081)	(47,902)		(3,340,667)	126,247	(66,736)		(66,736)
Business acquisitions and related equity transactions:
Delivery of Class A common stock			(35,593)			(1,011,964)	35,593	-		-
Dividend equivalents			58	(58)				-		-
Distributions to noncontrolling interests, net								-	(2,421)	(2,421)
LFI Consolidated Funds								-	7,511	7,511
Contribution from redeemable noncontrolling interests, net								-		-	534,746
Change in redemption value of redeemable noncontrolling interests			(44,770)					(44,770)	4,516	(40,254)	40,254
Balance - June 30, 2021	112,766,091	$1,128	$58,000	$1,348,121	$(226,648)	8,705,297	$(353,718)	$826,883	$104,972	$931,855	$575,000

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2022

(UNAUDITED)

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total	Redeemable
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’	Noncontrolling
	Shares	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity	Interests
Balance - April 1, 2022	112,766,091	$1,128	$-	$1,583,005	$(237,626)	12,371,148	$(496,681)	$849,826	$119,802	$969,628	$575,000
Comprehensive income (loss):
Net income (loss)				95,480				95,480	(6,675)	88,805	2,846
Other comprehensive loss - net of tax					(52,403)			(52,403)	-	(52,403)
Amortization of share-based incentive compensation			67,482					67,482	5,267	72,749
Dividend equivalents			4,086	(4,292)				(206)	(1,624)	(1,830)
Class A common stock dividends ($0.47 per share)				(46,012)				(46,012)		(46,012)
Purchase of Class A common stock						5,881,061	(199,388)	(199,388)		(199,388)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $121			(1,145)	1		(12,150)	532	(612)	(1)	(613)
Distributions to noncontrolling interests, net								-	(4,971)	(4,971)
LFI Consolidated Funds								-	(1,144)	(1,144)
Change in redemption value of redeemable noncontrolling interests			1,495					1,495	641	2,136	(2,136)
Balance - June 30, 2022	112,766,091	$1,128	$71,918	$1,628,182	$(290,029)	18,240,059	$(695,537)	$715,662	$111,295	$826,957	$575,710

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2022

(UNAUDITED)

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total	Redeemable
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’	Noncontrolling
	Shares	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity	Interests
Balance - January 1, 2022	112,766,091	$1,128	$144,729	$1,560,636	$(223,847)	12,046,140	$(507,426)	$975,220	$102,744	$1,077,964	$575,000
Comprehensive income (loss):
Net income (loss)				209,356				209,356	(2,236)	207,120	5,506
Other comprehensive loss - net of tax					(66,182)			(66,182)	(1)	(66,183)
Amortization of share-based incentive compensation			118,248					118,248	7,938	126,186
Dividend equivalents			8,089	(8,576)				(487)	(6,251)	(6,738)
Class A common stock dividends ($0.94 per share)				(92,676)				(92,676)		(92,676)
Purchase of Class A common stock						10,598,882	(375,185)	(375,185)		(375,185)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $6,258			(202,505)	(40,558)		(4,404,963)	187,074	(55,989)	3,508	(52,481)
Distributions to noncontrolling interests, net								-	(9,254)	(9,254)
LFI Consolidated Funds								-	13,408	13,408
Change in redemption value of redeemable noncontrolling interests			3,357					3,357	1,439	4,796	(4,796)
Balance - June 30, 2022	112,766,091	$1,128	$71,918	$1,628,182	$(290,029)	18,240,059	$(695,537)	$715,662	$111,295	$826,957	$575,710

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of June 30, 2022 and December 31, 2021. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group, which is governed by an Amended and Restated Operating Agreement dated as of February 4, 2019 (the “Operating Agreement”).

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

The consolidated results of operations for the three month and six month periods ended June 30, 2022 are not indicative of the results to be expected for any future interim or annual period.

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

“Redeemable noncontrolling interests” of $575,710 associated with the publicly held LGAC Class A ordinary shares are recorded on the Company’s condensed consolidated statements of financial condition as of June 30, 2022 at redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Changes in redemption value are recognized immediately as they occur and will adjust the carrying value of redeemable noncontrolling interests to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable noncontrolling interests shall be affected by credits or charges to additional paid-in-capital and noncontrolling interests attributable to certain members of LGACo 1 LLC based on pro rata ownership.

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

The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Revenue:
Financial Advisory (a)	$407,885	$451,940	$798,100	$770,352

Asset Management:
Management Fees and Other (b)	$281,813	$330,969	$595,149	$645,482
Incentive Fees (c)	7,338	34,286	32,503	67,263
Total Asset Management	$289,151	$365,255	$627,652	$712,745

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

Activity in the allowance for doubtful accounts for the three month and six month periods ended June 30, 2022 and 2021 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Beginning Balance	$33,813	$35,002	$33,957	$36,649
Bad debt expense (credit), net of reversals	(1,061)	2,169	(542)	2,544
Charge-offs, foreign currency translation and other adjustments	(2,481)	(927)	(3,144)	(2,949)
Ending Balance *	$30,271	$36,244	$30,271	$36,244

*The allowance for doubtful accounts balances are substantially all related to M&A and Restructuring fee receivables that include reimbursable expense receivables.

Bad debt expense, net of reversals represents the current period provision of expected credit losses and is included in “operating expenses—other” on the condensed consolidated statements of operations.

Of the Company’s fee receivables at June 30, 2022 and December 31, 2021, $120,334 and $123,189, respectively, represented financing receivables for our Private Capital Advisory fees. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

At June 30, 2022 and December 31, 2021, customers and other receivables included $121,321 and $122,229, respectively, of customer loans, which are fully collateralized and closely monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of June 30, 2022 and December 31, 2021.

The aggregate carrying amount of all other receivables of $498,047 and $560,391 at June 30, 2022 and December 31, 2021, respectively, approximates fair value.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

4.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Debt	$99,988	$299,990
Equities	45,704	54,040
Funds:
Alternative investments (a)	54,003	49,757
Debt (a)	181,322	164,952
Equity (a)	352,544	375,761
Private equity	37,663	46,589
	625,532	637,059
Equity method	15,915	16,250
Total investments	787,139	1,007,339
Less:
Equity method	15,915	16,250
Investments, at fair value	$771,224	$991,089
Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$4,948	$6,828

(a)

Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $23,799, $150,882 and $277,940, respectively, at June 30, 2022 and $18,326, $132,875 and $306,618, respectively, at December 31, 2021, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 6 and 12).

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

During the three month and six month periods ended June 30, 2022 and 2021, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to “equity securities and trading debt securities” still held as of the reporting date as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net unrealized investment gains (losses)	$(62,131)	$18,637	$(102,998)	$19,691

5.	FAIR VALUE MEASUREMENTS

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

The following tables present, as of June 30, 2022 and December 31, 2021, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	June 30, 2022
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$99,988	$-	$-	$-	$99,988
Equities	45,162	-	542	-	45,704
Funds:
Alternative investments	26,064	-	-	27,939	54,003
Debt	181,317	-	-	5	181,322
Equity	352,502	-	-	42	352,544
Private equity	-	-	256	37,407	37,663
Derivatives	-	19,098	-	-	19,098
Total	$705,033	$19,098	$798	$65,393	$790,322
Liabilities:
Securities sold, not yet purchased	$4,948	$-	$-	$-	$4,948
Derivatives	2,875	346,336	-	-	349,211
Total	$7,823	$346,336	$-	$-	$354,159

	December 31, 2021
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$299,990	$-	$-	$-	$299,990
Equities	53,462	-	578	-	54,040
Funds:
Alternative investments	24,972	-	-	24,785	49,757
Debt	164,947	-	-	5	164,952
Equity	375,712	-	-	49	375,761
Private equity	-	-	293	46,296	46,589
Derivatives	-	922	-	-	922
Total	$919,083	$922	$871	$71,135	$992,011
Liabilities:
Securities sold, not yet purchased	$6,828	$-	$-	$-	$6,828
Derivatives	10,005	362,240	-	-	372,245
Total	$16,833	$362,240	$-	$-	$379,073

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month and six month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Issuances	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$575	$-	$-	$-	$(33)	$542
Private equity funds	274	-	-	-	(18)	256
Total Level 3 assets	$849	$-	$-	$-	$(51)	$798

	Six Months Ended June 30, 2022
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Issuances	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$578	$7	$-	$-	$(43)	$542
Private equity funds	293	-	-	(13)	(24)	256
Total Level 3 assets	$871	$7	$-	$(13)	$(67)	$798

	Three Months Ended June 30, 2021
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Issuances	Sales/ Dispositions/ Settlements/ Transfers (b)	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,641	$-	$-	$-	$5	$1,646
Private equity funds	1,472	1,152	-	-	4	2,628
Total Level 3 assets	$3,113	$1,152	$-	$-	$9	$4,274

Liabilities:
Derivatives	$11,500	$-	$-	$(11,500)	$-	$-
Total Level 3 liabilities	$11,500	$-	$-	$(11,500)	$-	$-

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

	Six Months Ended June 30, 2021
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions/ Settlements/ Transfers (b)	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,671	$1	$-	$-	$(26)	$1,646
Private equity funds	1,486	1,152	-	-	(10)	2,628
Total Level 3 assets	$3,157	$1,153	$-	$-	$(36)	$4,274

Liabilities:
Derivatives	$-	$-	$11,500	$(11,500)	$-	$-
Total Level 3 liabilities	$-	$-	$11,500	$(11,500)	$-	$-

(a)

Earnings recorded in “other revenue” for investments in Level 3 assets for the three month and six month periods ended June 30, 2022 and 2021 include net unrealized gains of $0, $7, $1,152 and $1,153 respectively.

(b)

Transfers out of Level 3 derivatives during the three month period ended June 30, 2021 reflected transfers of derivative liabilities for LGAC Warrants to Level 1 principally due to a change in the inputs used to value these derivatives.

There were no other transfers into or out of Level 3 within the fair value hierarchy during the three month and six month periods ended June 30, 2022 and 2021.

The following tables present, at June 30, 2022 and December 31, 2021, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	June 30, 2022
						Investments Redeemable
	Fair Value	Unfunded Commitments		% of Fair Value Not Redeemable		Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$27,331	$-		NA		(a)	30-60 days
Other	608	-		NA		(b)	<30-30 days
Debt funds	5	-		NA		(c)	<30 days
Equity funds	42	-		NA		(d)	<30-60 days
Private equity funds:
Equity growth	37,407	5,560	(e)	100%	(f)	NA	NA
Total	$65,393	$5,560

(a)	monthly (66%) and quarterly (34%)
(b)	daily (7%) and monthly (93%)
(c)	daily (100%)
(d)	monthly (33%) and annually (67%)
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

Investment Capital Funding Commitments—At June 30, 2022, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $5,158. The investment period for EGCP III ended on October 12, 2016, after which point the Company’s obligation to fund capital contributions for new investments in EGCP III expired. The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.

6.DERIVATIVES

The tables below present the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 12) on the accompanying condensed consolidated statements of financial condition as of June 30, 2022 and December 31, 2021. Notional amounts provide an indication of the volume of the Company's derivative activity.

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

	June 30, 2022
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$2,337	$200,572	$690	$172,454
Total return swaps and other	18,512	147,287	229	3,372
LGAC Warrants	-	-	2,875	11,500
LFI and other similar deferred compensation arrangements	-	-	345,667	366,737
Total gross derivatives	20,849	$347,859	349,461	$554,063
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(21)		(21)
Total return swaps and other	(1,730)		(229)
Total in "other assets" and "other liabilities"	19,098		349,211
Amounts not netted (a):
Cash collateral	-		-
Securities collateral	-		-
	$19,098		$349,211

	December 31, 2021
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$1,005	$253,059	$761	$174,550
Total return swaps and other	1,052	20,888	13,709	83,706
LGAC Warrants	-	-	10,005	11,500
LFI and other similar deferred compensation arrangements	-	-	358,877	301,478
Total gross derivatives	2,057	$273,947	383,352	$571,234
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(83)		(83)
Total return swaps and other	(1,052)		(11,024)
Total in "other assets" and "other liabilities"	922		372,245
Amounts not netted (a):
Cash collateral	-		(2,476)
Securities collateral	-		(391)
	$922		$369,378

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Net gains (losses) with respect to derivative instruments (included in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2022 and 2021, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Forward foreign currency exchange rate contracts	$3,704	$(1,719)	$5,610	$5,099
LFI and other similar deferred compensation arrangements	35,098	(16,491)	49,421	(23,978)
LGAC Warrants	3,220	(1,725)	7,130	(1,725)
Total return swaps and other	19,311	(6,695)	25,499	(10,974)
Total	$61,333	$(26,630)	$87,660	$(31,578)

7.	PROPERTY

At June 30, 2022 and December 31, 2021, property consisted of the following:

	Estimated Depreciable	June 30,	December 31,
	Life in Years	2022	2021
Buildings	33	$131,570	$143,464
Leasehold improvements	3-20	203,822	209,469
Furniture and equipment	3-10	224,389	218,527
Construction in progress		43,266	46,052
Total		603,047	617,512
Less - Accumulated depreciation and amortization		371,545	367,507
Property		$231,502	$250,005

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at June 30, 2022 and December 31, 2021 are presented below:

	June 30,	December 31,
	2022	2021
Goodwill	$377,884	$379,421
Other intangible assets (net of accumulated amortization)	120	150
	$378,004	$379,571

At June 30, 2022 and December 31, 2021, goodwill of $313,343 and $314,880, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the six month periods ended June 30, 2022 and 2021 are as follows:

	Six Months Ended
	June 30,
	2022	2021
Balance, January 1	$379,421	$383,861
Foreign currency translation adjustments	(1,537)	(3,174)
Balance, June 30	$377,884	$380,687

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

All changes in the carrying amount of goodwill for the six month periods ended June 30, 2022 and 2021 are attributable to the Company’s Financial Advisory segment.

9.	SENIOR DEBT

Senior debt is comprised of the following as of June 30, 2022 and December 31, 2021:

				Outstanding as of
	Initial		Annual	June 30, 2022			December 31, 2021
	Principal Amount	Maturity Date	Interest Rate(a)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2025 Senior Notes	$400,000	2/13/25	3.75%	$400,000	$1,239	$398,761	$400,000	$1,476	$398,524
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	300,000	1,820	298,180	300,000	2,015	297,985
Lazard Group 2028 Senior Notes	500,000	9/19/28	4.50%	500,000	5,290	494,710	500,000	5,716	494,284
Lazard Group 2029 Senior Notes	500,000	3/11/29	4.375%	500,000	5,180	494,820	500,000	5,566	494,434
Total				$1,700,000	$13,529	$1,686,471	$1,700,000	$14,773	$1,685,227

(a)

The effective interest rates of Lazard Group’s 3.75% senior notes due February 13, 2025 (the “2025 Notes”), Lazard Group’s 3.625% senior notes due March 1, 2027 (the “2027 Notes”), Lazard Group’s 4.50% senior notes due September 19, 2028 (the “2028 Notes”) and Lazard Group’s 4.375% senior notes due March 11, 2029 (the “2029 Notes”) are 3.87%, 3.76%, 4.67% and 4.53%, respectively.

The Company’s senior debt at June 30, 2022 and December 31, 2021 is carried at their principal balances outstanding, net of unamortized debt costs. At those dates, the fair value of such senior debt was approximately $1,633,000 and $1,885,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

On July 22, 2020, Lazard Group entered into an Amended and Restated Credit Agreement for a three-year, $200,000 senior revolving credit facility with a group of lenders, which expires in July 2023 (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement amended and restated Lazard Group’s amended and restated credit agreement, dated September 25, 2015, in its entirety. Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. The Amended and Restated Credit Agreement contains certain covenants, events of default and other customary provisions, including customary LIBOR-replacement mechanics. At June 30, 2022 and December 31, 2021, no amounts were outstanding under the Amended and Restated Credit Agreement.

As of June 30, 2022, the Company had approximately $208,800 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement and unused lines of credit available to LFB of approximately $7,800.

The Amended and Restated Credit Agreement and the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of June 30, 2022, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

10.	COMMITMENTS AND CONTINGENCIES

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At June 30, 2022, LFB and LFNY had no such underwriting commitments.

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

Share Repurchase Program—During 2021 and through the six month period ended June 30, 2022, the Board of Directors of Lazard authorized the repurchase of Lazard Ltd Class A common stock (“common stock”), the only class of common stock of Lazard outstanding, as set forth in the table below:

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

Six Months Ended June 30:	Number of Shares Purchased	Average Price Per Share
2021	5,329,541	$43.86
2022	10,598,882	$35.40

During the six month periods ended June 30, 2022 and 2021, certain of our executive officers received common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the six month periods ended June 30, 2022 and 2021, the Company purchased shares of common stock from certain of our executive officers. The aggregate value of all such purchases during the six month periods ended June 30, 2022 and 2021 was approximately $13,400 and $18,600, respectively. Such shares of common stock are reported at cost.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

As of June 30, 2022, a total of $118,666 of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, which authorization will expire on December 31, 2024.

In addition, on July 27, 2022, the Board of Directors of Lazard authorized the repurchase of up to $500,000 of additional shares of common stock, which authorization will expire on December 31, 2024, bringing the total available share repurchase authorization as of July 27, 2022 to approximately $559,000.

During the six month period ended June 30, 2022, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A and Series B preferred stock. Series A and Series B preferred shares were issued in connection with certain prior year business acquisitions and were each non-participating securities convertible into common stock, and had no voting or dividend rights. As of both June 30, 2022 and December 31, 2021, no shares of Series A or Series B preferred stock were outstanding.

Accumulated Other Comprehensive Income (Loss) (“AOCI”), Net of Tax—The tables below reflect the balances of each component of AOCI at June 30, 2022 and 2021 and activity during the three month and six month periods then ended:

	Three Months Ended June 30, 2022
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, April 1, 2022	$(110,246)	$(127,381)	$(237,627)	$(1)	$(237,626)
Activity:
Other comprehensive income (loss) before reclassifications	(61,700)	8,287	(53,413)	-	(53,413)
Adjustments for items reclassified to earnings, net of tax	205	805	1,010	-	1,010
Net other comprehensive income (loss)	(61,495)	9,092	(52,403)	-	(52,403)
Balance, June 30, 2022	$(171,741)	$(118,289)	$(290,030)	$(1)	$(290,029)

	Six Months Ended June 30, 2022
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2022	$(92,178)	$(131,669)	$(223,847)	$-	$(223,847)
Activity:
Other comprehensive income (loss) before reclassifications	(79,690)	11,726	(67,964)	(1)	(67,963)
Adjustments for items reclassified to earnings, net of tax	127	1,654	1,781	-	1,781
Net other comprehensive income (loss)	(79,563)	13,380	(66,183)	(1)	(66,182)
Balance, June 30, 2022	$(171,741)	$(118,289)	$(290,030)	$(1)	$(290,029)

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

The table below reflects adjustments for items reclassified from AOCI, by component, for the three month and six month periods ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Currency translation losses (a)	$205	$23,579	$127	$23,579
Employee benefit plans:
Amortization relating to employee benefit plans (b)	1,053	1,941	2,169	3,658
Less - related income taxes	248	483	515	864
	805	1,458	1,654	2,794
Total reclassifications, net of tax	$1,010	$25,037	$1,781	$26,373

(a)

Represents currency translation losses reclassified to earnings from AOCI associated with restructuring and closing of certain of our offices.  Such amounts are included in “revenue—other” on the condensed consolidated statements of operations.

(b)	Included in the computation of net periodic benefit cost (see Note 13). Such amounts are included in “operating expenses—other” on the condensed consolidated statements of operations.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The tables below summarize net income (loss) attributable to noncontrolling interests for the three month and six month periods ended June 30, 2022 and 2021 and noncontrolling interests as of June 30, 2022 and December 31, 2021 in the Company’s condensed consolidated financial statements:

	Net Income (Loss) Attributable to Noncontrolling Interests
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Edgewater	$3,518	$1,874	$10,506	$3,330
LFI Consolidated Funds	(10,405)	2,420	(13,156)	4,688
LGAC	3,058	(2,558)	5,918	(2,758)
Other	-	2	2	4
Total	$(3,829)	$1,738	$3,270	$5,264

	Noncontrolling Interests as of
	June 30,	December 31,
	2022	2021
Edgewater	$46,015	$44,826
Profits interest participation rights	9,293	4,049
LFI Consolidated Funds	67,551	67,299
LGAC	(11,576)	(13,445)
Other	12	15
Total	$111,295	$102,744

Dividends Declared, July 27, 2022—On July 27, 2022, the Board of Directors of Lazard declared a quarterly dividend of $0.50 per share on our common stock. The dividend is payable on August 19, 2022, to stockholders of record on August 8, 2022.

12.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2018 Plan, 2008 Plan and 2005 Equity Incentive Plan (the “2005 Plan”) and activity with respect thereto during the three month and six month periods ended June 30, 2022 and 2021 is presented below.

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

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs, restricted stock, profits interest participation rights, including PRPUs, and other share-based awards) and “professional services” expense (with respect to DSUs) within the Company’s accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Share-based incentive awards:
RSUs	$34,292	$36,102	$60,951	$70,907
PRSUs	644	155	889	5,714
Restricted Stock	7,841	5,699	12,777	11,766
Profits interest participation rights	28,244	32,109	49,692	53,682
DSUs	1,728	1,631	1,877	1,818
Total	$72,749	$75,696	$126,186	$143,887

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

RSUs generally include a dividend participation right that provides that, during the applicable vesting period, each RSU is attributed additional RSUs equivalent to any dividends paid on common stock during such period. During the six month period ended June 30, 2022, dividend participation rights required the issuance of 221,575 RSUs and the associated charge to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”) was $7,056.

Non-executive members of the Board of Directors (“Non-Executive Directors”) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 44,772 DSUs being granted during the six month period ended June 30, 2022. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of common stock at the time of cessation of service to the Board of Directors. DSUs include a cash dividend participation right equivalent to dividends paid on common stock.

Lazard Ltd’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of common stock on the date immediately preceding the date of the grant. During the six month period ended June 30, 2022, 8,563 DSUs had been granted pursuant to such Plan.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs during the six month period ended June 30, 2022:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	8,150,782	$41.16	338,408	$38.01
Granted (including 221,575 RSUs relating to dividend participation)	4,500,490	$33.49	53,335	$35.19
Forfeited	(271,135)	$39.46	-	-
Settled	(3,773,601)	$39.14	-	-
Balance, June 30, 2022	8,606,536	$38.09	391,743	$37.62

The weighted-average grant date fair value of RSUs granted during the six month periods ended June 30, 2022 and 2021, was $33.49 and $43.11, respectively. The weighted-average grant date fair value of DSUs granted during the six month periods ended June 30, 2022 and 2021 was $35.19 and $46.51, respectively.

In connection with RSUs that settled during the six month period ended June 30, 2022, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,493,598 shares of common stock during such six month period. Accordingly, 2,280,003 shares of common stock held by the Company were delivered during the six month period ended June 30, 2022.

As of June 30, 2022, estimated unrecognized RSU compensation expense was $161,587, with such expense expected to be recognized over a weighted average period of approximately 1.0 year subsequent to June 30, 2022.

Restricted Stock

The following is a summary of activity related to shares of restricted common stock associated with compensation arrangements during the six month period ended June 30, 2022:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	871,227	$41.24
Granted (including 30,290 relating to dividend participation)	1,027,325	$33.21
Forfeited	(59,856)	$36.78
Settled	(372,377)	$38.08
Balance, June 30, 2022	1,466,319	$36.60

The weighted-average grant date fair value of restricted stock granted during the six month periods ended June 30, 2022 and 2021 was $33.21 and $43.27, respectively.

In connection with shares of restricted common stock that settled during the six month period ended June 30, 2022, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 142,512 shares of common stock during such six month period. Accordingly, 229,865 shares of common stock held by the Company were delivered during the six month period ended June 30, 2022.

Restricted stock awards granted in 2022 generally include a dividend participation right that provides that during the applicable vesting period each restricted stock award is attributed additional shares of restricted common stock equivalent to any dividends paid

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

on common stock during such period. During the six month period ended June 30, 2022, dividend participation rights required the issuance of 30,290 shares of restricted common stock and the associated charge to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”) was $1,033.

At June 30, 2022, estimated unrecognized restricted stock expense was $31,822, with such expense to be recognized over a weighted average period of approximately 1.0 year subsequent to June 30, 2022.

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

The following is a summary of activity relating to PRSUs during the six month period ended June 30, 2022:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	32,394	$46.63
Granted	62,296	$35.44
Balance, June 30, 2022	94,690	$39.27

The weighted-average grant date fair value of PRSUs granted during the six month periods ended June 30, 2022 and 2021 was $35.44 and $46.63, respectively.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of June 30, 2022, the total estimated unrecognized compensation expense was $4,418, and the Company expects to amortize such expense over a weighted-average period of approximately 1.2 years subsequent to June 30, 2022.

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

The following is a summary of activity relating to profits interest participation rights, including PRPUs, during the six month period ended June 30, 2022:

	Profits Interest Participation Rights	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	4,122,993	$41.50
Granted	1,521,103	$34.53
Forfeited	(96,323)	$38.92
Settled	(1,902,756)	$38.76
Balance, June 30, 2022 (a)	3,645,017	$40.09

(a)

Table includes 1,960,613 PRPUs, which represents the target number of PRPUs granted as of June 30, 2022, including 963,660 PRPUs granted during the six month period ended June 30, 2022. The weighted average grant date fair values for PRPUs and other profits interest participation rights outstanding as of January 1, 2022 were $41.82 and $41.20, respectively. The weighted average grant date fair values for PRPUs and other profits interest participation rights granted during the six month period ended June 30, 2022 were $35.44 and $32.95, respectively. The weighted average grant date fair values for other profits interest participation rights forfeited during the six month period ended June 30, 2022 were $38.92. The weighted average grant date fair values for PRPUs and other profits interest participation rights settled during the six month period ended June 30, 2022 were $38.86 and $38.65, respectively. The weighted average grant date fair values for PRPUs and other profits interest participation rights outstanding as of June 30, 2022 were $40.20 and $39.96, respectively.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The weighted average grant date fair value of profits interest participation rights granted during the six month periods ended June 30, 2022 and 2021 was $34.53 and $44.73, respectively. Compensation expense recognized for profits interest participation rights, including PRPUs, is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of June 30, 2022, the total estimated unrecognized compensation expense was $51,125. The Company expects to amortize such expense over a weighted-average period of approximately 0.7 years subsequent to June 30, 2022.

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

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the six month period ended June 30, 2022:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2022	$108,049	$358,877
Granted	166,096	166,096
Settled	-	(119,526)
Forfeited	(10,683)	(11,394)
Amortization	(79,748)	-
Change in fair value related to:
Change in fair value of underlying investments	-	(49,421)
Adjustment for estimated forfeitures	-	4,217
Other	(33)	(3,182)
Balance, June 30, 2022	$183,681	$345,667

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 0.9 years subsequent to June 30, 2022.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Amortization, net of forfeitures	$47,629	$51,770	$83,254	$81,793
Change in the fair value of underlying investments	(35,098)	16,491	(49,421)	23,978
Total	$12,531	$68,261	$33,833	$105,771

13.	EMPLOYEE BENEFIT PLANS

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

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s pension plans for the three month and six month periods ended June 30, 2022 and 2021:

	Pension Plans
	Three Months Ended June 30,
	2022	2021
Components of Net Periodic Benefit Cost (Credit):
Service cost	$59	$231
Interest cost	2,817	2,141
Expected return on plan assets	(6,195)	(6,597)
Amortization of:
Prior service cost	26	30
Net actuarial loss (gain)	1,027	1,911
Settlement loss	407	384
Net periodic benefit cost (credit)	$(1,859)	$(1,900)

	Pension Plans
	Six Months Ended June 30,
	2022	2021
Components of Net Periodic Benefit Cost (Credit):
Service cost	$270	$457
Interest cost	5,817	4,256
Expected return on plan assets	(12,819)	(13,131)
Amortization of:
Prior service cost	55	60
Net actuarial loss (gain)	2,114	3,598
Settlement loss	843	764
Net periodic benefit cost (credit)	$(3,720)	$(3,996)

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

The Company recorded income tax provisions of $34,187 and $72,940 for the three month and six month periods ended June 30, 2022, respectively, and $41,345 and $84,809 for the three month and six month periods ended June 30, 2021, respectively, representing effective tax rates of 27.2%, 25.5%, 24.9% and 28.2%, respectively. The difference between the U.S. federal statutory rate of 21.0% and the effective tax rates reflected above principally relates to (i) the tax impact of differences in the value of share based incentive compensation and other discrete items, (ii) foreign source income (loss) not subject to U.S. income taxes (including interest on intercompany financings), (iii) taxes payable to foreign jurisdictions that are not offset against U.S. income taxes, (iv) change in the U.S. federal valuation allowance affecting the provision for income taxes, (v) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate, and (vi) impact of U.S. tax reform, including base erosion and anti-abuse tax.

15.	NET INCOME PER SHARE OF COMMON STOCK

The Company issued certain profits interest participation rights, including certain PRPUs, that the Company is required under U.S. GAAP to treat as participating securities and therefore the Company is required to utilize the “two-class” method of computing basic and diluted net income per share.

The Company’s basic and diluted net income per share calculations using the “two-class” method for the three month and six month periods ended June 30, 2022 and 2021 are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income attributable to Lazard Ltd	$95,480	$123,178	$209,356	$210,478
Add - adjustment for earnings attributable to participating securities	(1,090)	(1,549)	(2,823)	(2,841)
Net income attributable to Lazard Ltd - basic	94,390	121,629	206,533	207,637
Add - adjustment for earnings attributable to participating securities	554	1,549	1,683	2,841
Net income attributable to Lazard Ltd - diluted	$94,944	$123,178	$208,216	$210,478
Weighted average number of shares of common stock outstanding	97,380,282	105,104,377	99,007,501	105,324,825
Add - adjustment for shares of common stock issuable on a non-contingent basis	1,279,891	1,642,277	1,596,223	1,694,282
Weighted average number of shares of common stock outstanding - basic	98,660,173	106,746,654	100,603,724	107,019,107
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of common stock issuable from share-based incentive compensation	4,093,163	6,856,824	4,866,264	7,693,778
Weighted average number of shares of common stock outstanding - diluted	102,753,336	113,603,478	105,469,988	114,712,885
Net income attributable to Lazard Ltd per share of common stock:
Basic	$0.96	$1.14	$2.05	$1.94
Diluted	$0.92	$1.08	$1.97	$1.83

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

16.	RELATED PARTIES

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Investment advisory fees relating to such services were $134,342 and $298,713 for the three month and six month periods ended June 30, 2022, respectively, and $186,446 and $360,124 for the three month and six month periods ended June 30, 2021, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $110,061 and $96,740 remained as receivables at June 30, 2022 and December 31, 2021, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.

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

The cumulative liability relating to our obligations under the TRA as of June 30, 2022 and December 31, 2021 was $192,473 and $213,434, respectively, and is recorded in “tax receivable agreement obligation” on the condensed consolidated statements of financial condition. The balance at June 30, 2022 reflects a payment made under the TRA in the six months ended June 30, 2022 of $20,961.

Other

See Note 11 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.

17.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $5, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At June 30, 2022, LFNY’s regulatory net capital was $63,059, which exceeded the minimum requirement by $58,868. LFNY’s aggregate indebtedness to net capital ratio was 1.00:1 as of June 30, 2022.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At June 30, 2022, the aggregate regulatory net capital of the U.K. Subsidiaries was $143,683, which exceeded the minimum requirement by $86,005.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At March 31, 2022, the consolidated regulatory net capital of CFLF was $131,148 which exceeded the minimum requirement set for regulatory capital levels by $62,075. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At March 31, 2022, the regulatory net capital of the combined European regulated group was $149,268, which exceeded the minimum requirement set for regulatory capital levels by $69,552. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At June 30, 2022, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $190,739, which exceeded the minimum required capital by $163,830.

At June 30, 2022, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the three month and six month periods ended June 30, 2022 and 2021 is prepared using the following methodology:

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

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2022	2021	2022	2021
Financial Advisory	Net Revenue	$407,885	$451,940	$798,100	$770,352
	Operating Expenses	316,574	369,083	614,832	627,130
	Operating Income	$91,311	$82,857	$183,268	$143,222
Asset Management	Net Revenue	$289,151	$365,255	$627,652	$712,745
	Operating Expenses	232,546	269,314	474,062	501,417
	Operating Income	$56,605	$95,941	$153,590	$211,328
Corporate	Net Revenue (Loss)	$(57,490)	$5,942	$(91,314)	$147
	Operating Expenses (Credit)	(35,412)	18,479	(40,022)	54,146
	Operating Loss	$(22,078)	$(12,537)	$(51,292)	$(53,999)
Total	Net Revenue	$639,546	$823,137	$1,334,438	$1,483,244
	Operating Expenses	513,708	656,876	1,048,872	1,182,693
	Operating Income	$125,838	$166,261	$285,566	$300,551

	As Of
	June 30, 2022	December 31, 2021
Total Assets
Financial Advisory	$1,199,214	$1,239,964
Asset Management	910,142	1,128,549
Corporate	4,602,440	4,778,668
Total	$6,711,796	$7,147,181

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

19.	CONSOLIDATED VIEs

The Company’s consolidated VIEs as of June 30, 2022 and December 31, 2021 include LGAC (see Note 1) and certain funds (“LFI Consolidated Funds”) that were established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement.  Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.  The assets of LFI Consolidated Funds, except as it relates to $138,741 and $140,371 of LFI held by Lazard Group as of June 30, 2022 and December 31, 2021, respectively, can only be used to settle the obligations of LFI Consolidated Funds. The Company’s consolidated VIE assets and liabilities for LFI Consolidated Funds as reflected in the condensed consolidated statements of financial condition consist of the following at June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$4,769	$3,936
Customers and other receivables	168	305
Investments	202,495	204,062
Other assets	880	328
Total Assets	$208,312	$208,631

LIABILITIES
Deposits and other customer payables	$1,568	$50
Other liabilities	452	910
Total Liabilities	$2,020	$960

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Ltd’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”). All references to “2022,” “2021,” “second quarter,” “first half” or “the period” refer to, as the context requires, the three month and six month periods ended June 30, 2022 and 2021.

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

Business Summary

Lazard, one of the world’s preeminent financial advisory and asset management firms, operates from 41 cities across 26 countries in North, Central and South America, Europe, Asia and Australia. With origins dating to 1848, we have long specialized in crafting solutions to the complex financial and strategic challenges of a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals.

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

Our consolidated net revenue was derived from the following segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Financial Advisory	64%	55%	60%	52%
Asset Management	45	44	47	48
Corporate	(9)	1	(7)	-
Total	100%	100%	100%	100%

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

The global macroeconomic environment remains uncertain, characterized by global inflation at multi-decade highs, rising interest rates, and turbulent capital markets.

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

•

Asset Management—In the short to intermediate term, we normally would expect most investor demand to come through financial institutions, and from defined benefit and defined contribution plans in developed economies because of their sheer scope and size. However, uncertainty due to the ongoing health crisis, continued concerns about inflation, and geopolitical instability may impact our business in a manner that we cannot predict. Over the longer term, and depending upon local and global market conditions, we would expect an increasing share of our AUM to come from the developing economies around the globe, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Given our diversified investment platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from opportunities across the asset management industry despite the current challenges that markets have created for that industry. We are continually developing new investment strategies that extend our existing platforms and assessing potential product acquisitions or other inorganic growth opportunities. Among other efforts, we have been particularly focused on continuing to incorporate environmental, social and governance (“ESG”) considerations, as appropriate, into our investment research and launching strategies that use ESG and sustainability factors to drive long-term investment returns. In addition, recent examples of growth initiatives include the following: various Quantitative Equity strategies, convertible bond strategies, thematically oriented strategies, a long/short credit strategy and a new inflation oriented equity strategy.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions, including the subset of completed transactions involving values greater than $500 million, decreased in the first half of 2022 as compared to the first half of 2021. With respect to announced M&A transactions, the value and number of all transactions, including the subset of announced transactions involving values greater than $500 million, decreased in the first half of 2022 as compared to the first half of 2021.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Incr / (Decr)	2022	2021	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$913	$1,165	(22)%	$2,095	$2,297	(9)%
Number	6,407	9,514	(33)%	14,634	19,253	(24)%
Deals Greater than $500 million:
Value	$723	$861	(16)%	$1,638	$1,726	(5)%
Number	268	382	(30)%	667	719	(7)%
Announced M&A Transactions:
All deals:
Value	$1,160	$1,456	(20)%	$2,249	$2,928	(23)%
Number	7,356	9,653	(24)%	16,017	19,631	(18)%
Deals Greater than $500 million:
Value	$917	$1,141	(20)%	$1,728	$2,314	(25)%
Number	330	447	(26)%	687	922	(25)%

Source: Dealogic as of July 5, 2021.

Global restructuring activity during the first half of 2022, as measured by the number of corporate defaults, increased as compared to 2021. The number of defaulting issuers was 43 in the first half of 2022 according to Moody’s Investors Service, Inc., as compared to 29 in 2021.

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

Asset Management

The percentage change in major equity market indices at June 30, 2022, as compared to such indices at March 31, 2022, December 31, 2021 and at June 30, 2021, is shown in the table below.

	Percentage Changes June 30, 2022 vs.
	March 31, 2022	December 31, 2021	June 30, 2021
MSCI World Index	(16)%	(21)%	(14)%
Euro Stoxx	(9)%	(17)%	(12)%
MSCI Emerging Market	(11)%	(18)%	(25)%
S&P 500	(16)%	(20)%	(11)%

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

Corporate segment total assets represented 69% of Lazard’s consolidated total assets as of June 30, 2022, which are attributable to cash and cash equivalents, restricted cash associated with LGAC, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, investments accounted for under the equity method of accounting, deferred tax assets and certain other assets associated with LFB and LGAC.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	($ in thousands)
Net Revenue	$639,546	$823,137	$1,334,438	$1,483,244
Operating Expenses:
Compensation and benefits	363,830	514,918	760,671	916,464
Non-compensation	149,863	141,943	288,171	266,199
Amortization of intangible assets related to acquisitions	15	15	30	30
Total operating expenses	513,708	656,876	1,048,872	1,182,693
Operating Income	125,838	166,261	285,566	300,551
Provision for income taxes	34,187	41,345	72,940	84,809
Net Income	91,651	124,916	212,626	215,742
Less - Net Income (Loss) Attributable to Noncontrolling Interests	(3,829)	1,738	3,270	5,264
Net Income Attributable to Lazard Ltd	$95,480	$123,178	$209,356	$210,478
Operating Income, as a % of net revenue	19.7%	20.2%	21.4%	20.3%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	($ in thousands)
Operating Revenue:
Net revenue	$639,546	$823,137	$1,334,438	$1,483,244
Adjustments:
Interest expense (a)	19,010	18,600	38,047	36,913
Distribution fees, reimbursable deal costs, bad debt expense and other (b)	(17,083)	(21,625)	(35,905)	(38,335)
Revenue related to noncontrolling interests (c)	(660)	(5,754)	(11,455)	(12,115)
(Gains) losses on investments pertaining to LFI (d)	35,098	(16,491)	49,421	(23,978)
Losses associated with restructuring and closing of certain offices (e)	-	23,579	-	23,579
Operating revenue	$675,911	$821,446	$1,374,546	$1,469,308

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$363,830	$514,918	$760,671	$916,464
Adjustments:
Noncontrolling interests (a)	(3,521)	(2,380)	(5,983)	(4,338)
(Charges) credits pertaining to LFI (b)	35,098	(16,491)	49,421	(23,978)
Expenses associated with restructuring and closing of certain offices	-	(7,287)	-	(13,910)
Adjusted compensation and benefits expense	$395,407	$488,760	$804,109	$874,238
Adjusted compensation and benefits expense, as a % of operating revenue	58.5%	59.5%	58.5%	59.5%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)

Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$149,863	$141,943	$288,171	$266,199
Adjustments:
Expenses relating to office space reorganization (a)	(871)	(1,237)	(1,995)	(2,653)
Distribution fees, reimbursable deal costs, bad debt expense and other (b)	(17,083)	(21,625)	(35,905)	(38,335)
Noncontrolling interests (c)	(968)	(1,837)	(2,204)	(2,516)
Credits (expenses) associated with restructuring and closing of certain offices	-	1,586	-	(1,385)
Adjusted non-compensation expense	$130,941	$118,830	$248,067	$221,310
Adjusted non-compensation expense, as a % of operating revenue	19.4%	14.5%	18.0%	15.1%

(a)	Represents building depreciation and other costs related to office space reorganization.
(b)

Represents certain distribution, introducer and management fees paid to third parties, reimbursable deal costs and bad debt expense relating to fees that are deemed uncollectible for which an equal amount is included for purposes of determining operating revenue.

(c)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	($ in thousands)
Earnings From Operations:
Operating revenue	$675,911	$821,446	$1,374,546	$1,469,308
Deduct:
Adjusted compensation and benefits expense	(395,407)	(488,760)	(804,109)	(874,238)
Adjusted non-compensation expense	(130,941)	(118,830)	(248,067)	(221,310)
Earnings from operations	$149,563	$213,856	$322,370	$373,760
Earnings from operations, as a % of operating revenue	22.1%	26.0%	23.5%	25.4%

Headcount information is set forth below:

	As of
	June 30, 2022	December 31, 2021	June 30, 2021
Headcount:
Managing Directors:
Financial Advisory (a)	212	179	180
Asset Management	119	110	108
Corporate	24	22	22
Total Managing Directors	355	311	310
Other Business Segment Professionals and Support Staff:
Financial Advisory (a)	1,357	1,349	1,336
Asset Management	1,109	1,088	1,033
Corporate	448	431	421
Total	3,269	3,179	3,100

(a)

Financial Advisory headcount reflects that, in addition to customary year-end changes, 20 employees were reclassified in the first quarter of 2022 from professionals to managing directors due to a consolidation of the Lazard Middle Market LLC broker-dealer license.

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

Three Months Ended June 30, 2022 versus June 30, 2021

The Company reported net income attributable to Lazard Ltd of $95 million, as compared to net income attributable to Lazard Ltd of $123 million in the 2021 period.

Net revenue decreased $184 million, or 22%, with operating revenue decreasing $146 million, or 18%, as compared to the 2021 period. Fee revenue from investment banking and other advisory activities decreased $70 million, or 15%, as compared to the 2021 period. Asset management fees, including incentive fees, decreased $77 million, or 22%, as compared to the 2021 period. In the aggregate, interest income, other revenue and interest expense decreased $36 million, as compared to the 2021 period.

Compensation and benefits expense decreased $151 million, or 29%, as compared to the 2021 period.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $395 million, a decrease of $93 million, or 19%, as compared to $489 million in the 2021 period. The ratio of adjusted compensation and benefits expense to operating revenue was 58.5% for the 2022 period, as compared to 59.5% for the 2021 period.

Non-compensation expense increased $8 million, or 6%, as compared to the 2021 period, primarily due to increased marketing and business development expenses from higher travel, and investments in technology. Adjusted non-compensation expense increased $12 million, or 10%, as compared to the 2021 period. The ratio of adjusted non-compensation expense to operating revenue was 19.4% for the 2022 period, as compared to 14.5% for the 2021 period.

Operating income decreased $40 million, or 24%, as compared to the 2021 period.

Earnings from operations decreased $64 million, or 30%, as compared to the 2021 period, and, as a percentage of operating revenue, was 22.1% for the 2022 period, as compared to 26.0% in the 2021 period.

The provision for income taxes reflects an effective tax rate of 27.2%, as compared to 24.9% for the 2021 period. The increase in the effective tax rate principally relates to changes in the geographic mix of earnings and a decrease in discrete benefits.

Net income attributable to noncontrolling interests reflected a loss of $4 million in the 2022 period as compared to income of $2 million in the 2021 period.

Six Months Ended June 30, 2022 versus June 30, 2021

The Company reported net income attributable to Lazard Ltd of $209 million, as compared to net income attributable to Lazard Ltd of $210 million in the 2021 period.

Net revenue decreased $149 million, or 10%, with operating revenue decreasing $95 million, or 6%, as compared to the 2021 period. Fee revenue from investment banking and other advisory activities increased $2 million as compared to the 2021 period. Asset management fees, including incentive fees, decreased $89 million, or 13%, as compared to the 2021 period. In the aggregate, interest income, other revenue and interest expense decreased $61 million, as compared to the 2021 period.

Compensation and benefits expense decreased $156 million, or 17%, as compared to the 2021 period.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $804 million, a decrease of $70 million, or 8%, as compared to $874 million in the 2021 period. The ratio of adjusted compensation and benefits expense to operating revenue was 58.5% for the 2022 period, as compared to 59.5% for the 2021 period.

Non-compensation expense increased $22 million, or 8%, as compared to the 2021 period, primarily due to increased marketing and business development expenses from higher travel, and investments in technology. Adjusted non-compensation expense increased $27 million, or 12%, as compared to the 2021 period. The ratio of adjusted non-compensation expense to operating revenue was 18.0% for the 2022 period, as compared to 15.1% for the 2021 period.

Operating income decreased $15 million, or 5%, as compared to the 2021 period.

Earnings from operations decreased $51 million, or 14%, as compared to the 2021 period, and, as a percentage of operating revenue, was 23.5% for the 2022 period, as compared to 25.4% in the 2021 period.

The provision for income taxes reflects an effective tax rate of 25.5%, as compared to 28.2% for the 2021 period. The decrease in the effective tax rate principally relates to changes in the geographic mix of earnings and an increase in discrete benefits.

Net income attributable to noncontrolling interests decreased $2 million as compared to the 2021 period.

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

Financial Advisory

The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	($ in thousands)
Net Revenue	$407,885	$451,940	$798,100	$770,352
Operating Expenses	316,574	369,083	614,832	627,130
Operating Income	$91,311	$82,857	$183,268	$143,222
Operating Income, as a % of net revenue	22.4%	18.3%	23.0%	18.6%

Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	85	96	147	169
Percentage of total Financial Advisory net revenue from top 10 clients	40%	35%	31%	24%
Number of M&A transactions completed with values greater than $500 million (a)	21	17	42	43

(a)	Source: Dealogic as of July 5, 2022.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Americas	63%	67%	57%	62%
EMEA	37	33	42	37
Asia Pacific	-	-	1	1
Total	100%	100%	100%	100%

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

Three Months Ended June 30, 2022 versus June 30, 2021

Financial Advisory net revenue decreased $44 million, or 10%, as compared to the 2021 period. The decrease in Financial Advisory net revenue was primarily a result of a decrease in the number of fees greater than $10 million as compared to the 2021 period.

Operating expenses decreased $53 million, or 14%, as compared to the 2021 period, primarily due to decreases in compensation and benefits expense associated with decreased operating revenue.

Financial Advisory operating income was $91 million, an increase of $8 million, or 10%, as compared to operating income of $83 million in the 2021 period and, as a percentage of net revenue, was 22.4%, as compared to 18.3% in the 2021 period.

Six Months Ended June 30, 2022 versus June 30, 2021

Financial Advisory net revenue increased $28 million, or 4%, as compared to the 2021 period.

Operating expenses decreased $12 million, or 2%, as compared to the 2021 period.

Financial Advisory operating income was $183 million, an increase of $40 million, or 28%, as compared to operating income of $143 million in the 2021 period and, as a percentage of net revenue, was 23.0%, as compared to 18.6% in the 2021 period.

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

Either directly, or through our third-party vendors, we perform a variety of regular due diligence procedures on our pricing service providers.

The following table shows the composition of AUM for the Asset Management segment:

	As of
	June 30, 2022	December 31, 2021
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$22,656	$31,227
Global	48,742	59,516
Local	46,617	56,310
Multi-Regional	52,259	73,953
Total Equity	170,274	221,006
Fixed Income:
Emerging Markets	9,948	12,231
Global	12,380	14,410
Local	5,302	6,022
Multi-Regional	12,299	13,623
Total Fixed Income	39,929	46,286
Alternative Investments	4,145	4,203
Private Equity	1,268	1,290
Cash Management	1,010	954
Total AUM	$216,626	$273,739

Total AUM at June 30, 2022 was $217 billion, a decrease of $57 billion, or 21%, as compared to total AUM of $274 billion at December 31, 2021 due to market and foreign exchange depreciation and net outflows. Average AUM for the three month and six month periods ended June 30, 2022 decreased 17% and 9%, respectively, as compared to the three month and six month periods ended June 30, 2021.

As of June 30, 2022, approximately 86% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, compared to approximately 87% as of December 31, 2021. As of June 30, 2022, approximately 14% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, compared to approximately 13% as of December 31, 2021.

As of June 30, 2022 and December 31, 2021, AUM with foreign currency exposure represented approximately 64% and 65%, respectively, of our total AUM. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month and six month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$201,027	$7,089	$(10,987)	$(3,898)	$(20,701)	$(6,154)	$170,274
Fixed Income	44,984	1,940	(2,992)	(1,052)	(2,090)	(1,913)	39,929
Other	6,664	951	(650)	301	(406)	(136)	6,423
Total	$252,675	$9,980	$(14,629)	$(4,649)	$(23,197)	$(8,203)	$216,626

(a)

Inflows in the Equity asset class were primarily attributable to the Global and Local platforms, and inflows in the Fixed Income asset class were primarily attributable to the Global and Multi-Regional platforms. Outflows in the Equity asset class were primarily attributable to the Multi-Regional, Global and Local equity platforms, and outflows in the Fixed Income asset class were primarily attributable to the Emerging Markets and Global platforms.

	Six Months Ended June 30, 2022
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$221,006	$13,205	$(23,801)	$(10,596)	$(32,340)	$(7,796)	$170,274
Fixed Income	46,286	4,495	(5,698)	(1,203)	(2,832)	(2,322)	39,929
Other	6,447	1,722	(1,097)	625	(470)	(179)	6,423
Total	$273,739	$19,422	$(30,596)	$(11,174)	$(35,642)	$(10,297)	$216,626

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

	Three Months Ended June 30, 2021
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$215,459	$6,257	$(9,534)	$(3,277)	$11,524	$853	$224,559
Fixed Income	44,249	3,704	(1,767)	1,937	615	349	47,150
Other	5,144	702	(190)	512	3	10	5,669
Total	$264,852	$10,663	$(11,491)	$(828)	$12,142	$1,212	$277,378

	Six Months Ended June 30, 2021
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

As of July 22, 2022, AUM was $220.2 billion, a $3.6 billion increase since June 30, 2022. The increase in AUM was due to market appreciation of $5.5 billion, partially offset by foreign exchange depreciation of $1.4 billion and net outflows of $0.5 billion.

Average AUM for the three month and six month periods ended June 30, 2022 and 2021 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	($ in millions)
Average AUM by Asset Class:
Equity	$181,343	$223,617	$192,695	$217,807
Fixed Income	42,171	46,725	43,993	45,530
Alternative Investments	4,374	3,404	4,387	3,161
Private Equity	1,259	1,330	1,263	1,340
Cash Management	1,015	775	925	819
Total Average AUM	$230,162	$275,851	$243,263	$268,657

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	($ in thousands)
Net Revenue	$289,151	$365,255	$627,652	$712,745
Operating Expenses	232,546	269,314	474,062	501,417
Operating Income	$56,605	$95,941	$153,590	$211,328
Operating Income, as a % of net revenue	19.6%	26.3%	24.5%	29.6%

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Americas	48%	47%	47%	46%
EMEA	40	43	42	44
Asia Pacific	12	10	11	10
Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended June 30, 2022 versus June 30, 2021

Asset Management net revenue decreased $76 million, or 21%, as compared to the 2021 period. Management fees and other revenue was $282 million, a decrease of $49 million, or 15%, as compared to $331 million in the 2021 period primarily due to a decrease in average AUM. Incentive fees were $7 million, a decrease of $27 million as compared to $34 million in the 2021 period.

Operating expenses decreased $37 million, or 14%, as compared to the 2021 period primarily due to decreases in compensation and benefits expense associated with decreased operating revenue.

Asset Management operating income was $57 million, a decrease of $39 million, or 41%, as compared to operating income of $96 million in the 2021 period and, as a percentage of net revenue, was 19.6%, as compared to 26.3% in the 2021 period.

Six Months Ended June 30, 2022 versus June 30, 2021

Asset Management net revenue decreased $85 million, or 12%, as compared to the 2021 period. Management fees and other revenue was $595 million, a decrease of $50 million, or 8%, as compared to $645 million in the 2021 period primarily due to a decrease in average AUM. Incentive fees were $33 million, a decrease of $34 million as compared to $67 million in the 2021 period.

Operating expenses decreased $27 million, or 5%, as compared to the 2021 period primarily due to decreases in compensation and benefits expense associated with decreased operating revenue.

Asset Management operating income was $154 million, a decrease of $58 million, or 27%, as compared to operating income of $211 million in the 2021 period and, as a percentage of net revenue, was 24.5%, as compared to 29.6% in the 2021 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	($ in thousands)
Interest Income	$1,876	$685	$2,981	$1,151
Interest Expense	(19,235)	(18,663)	(38,539)	(37,466)
Net Interest Expense	(17,359)	(17,978)	(35,558)	(36,315)
Other Revenue (Loss)	(40,131)	23,920	(55,756)	36,462
Net Revenue (Loss)	(57,490)	5,942	(91,314)	147
Operating Expenses (Credit)	(35,412)	18,479	(40,022)	54,146
Operating Loss	$(22,078)	$(12,537)	$(51,292)	$(53,999)

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended June 30, 2022 versus June 30, 2021

Net interest expense remained substantially the same as compared to the 2021 period.

Other revenue decreased $64 million as compared to the 2021 period primarily due to losses in the 2022 period as compared to gains in the 2021 period attributable to investments held in connection with LFI.

Operating expenses decreased $54 million as compared to the 2021 period, primarily due to a decrease in compensation and benefits expense which reflected a decrease in charges pertaining to LFI.

Six Months Ended June 30, 2022 versus June 30, 2021

Net interest expense remained substantially the same as compared to the 2021 period.

Other revenue decreased $92 million as compared to the 2021 period primarily due to losses in the 2022 period as compared to gains in the 2021 period attributable to investments held in connection with LFI.

Operating expenses decreased $94 million as compared to the 2021 period, primarily due to a decrease in compensation and benefits expense which reflected a decrease in charges pertaining to LFI.

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

Summary of Cash Flows:

	Six Months Ended
	June 30,
	2022	2021
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$213	$216
Adjustments to reconcile net income to net cash provided by operating activities (a)	309	352
Other operating activities (b)	(437)	(553)
Net cash provided by operating activities	85	15
Investing activities	(20)	(17)
Financing activities (c)	(62)	201
Effect of exchange rate changes	(208)	(62)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	(205)	137
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	3,430	2,569
End of Period	$3,225	$2,706

(a)	Consists of the following:

	Six Months Ended
	June 30,
	2022	2021
	($ in millions)
Depreciation and amortization of property	$21	$19
Noncash lease expense	32	36
Currency translation adjustment reclassification	-	23
Amortization of deferred expenses and share-based incentive compensation	213	230
Deferred tax provision	43	44
Total	$309	$352

(b)	Includes net changes in operating assets and liabilities.
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

Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”. In the first half of 2022, as reflected on the condensed consolidated statements of financial condition, both “deposits with banks and short-term investments” and “deposits and other customer payables” increased as compared to December 31, 2021, and reflect the level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.

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

We regularly monitor our liquidity position, including cash levels, lease obligations, investments in U.S. Treasury securities, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At June 30, 2022, Lazard had approximately $907 million of cash, with such amount including approximately $470 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings. We expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

As of June 30, 2022, the Company’s lease obligations were $38 million for 2022 (July 1 through December 31), $144 million from 2023 through 2024, $119 million from 2025 through 2026 and $321 million through 2033.

As of June 30, 2022, Lazard had approximately $209 million in unused lines of credit available to it, including a $200 million, three-year, senior revolving credit facility with a group of lenders that expires in July 2023 (the “Amended and Restated Credit Agreement”) and unused lines of credit available to LFB of approximately $8 million.

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00, provided that the Consolidated Leverage Ratio may be greater than 3.25 to 1.00 for two (consecutive or nonconsecutive) quarters so long as it is not greater than 3.50 to 1.00 on the last day of any such quarter, or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended June 30, 2022, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.39 to 1.00 and its Consolidated Interest Coverage Ratio being 15.82 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of June 30, 2022.

In addition, the Amended and Restated Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions and also contains customary LIBOR-replacement mechanics. At June 30, 2022, the Company was in compliance with all of these provisions.

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

Financing Activities

The table below sets forth our corporate indebtedness as of June 30, 2022 and December 31, 2021. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		June 30, 2022			December 31, 2021
Senior Debt	Maturity Date	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2025 Senior Notes	2025	$400.0	$1.2	$398.8	$400.0	$1.5	$398.5
Lazard Group 2027 Senior Notes	2027	300.0	1.8	298.2	300.0	2.0	298.0
Lazard Group 2028 Senior Notes	2028	500.0	5.3	494.7	500.0	5.7	494.3
Lazard Group 2029 Senior Notes	2029	500.0	5.2	494.8	500.0	5.6	494.4
		$1,700.0	$13.5	$1,686.5	$1,700.0	$14.8	$1,685.2

The indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants (none of which relate to financial condition), events of default and other customary provisions. At June 30, 2022, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Stockholders’ Equity

At June 30, 2022, total stockholders’ equity was $827 million, as compared to $1,078 million at December 31, 2021, including $716 million and $975 million attributable to Lazard Ltd on the respective dates. The net activity in stockholders’ equity during the six month period ended June 30, 2022 is reflected in the table below (in millions of dollars):

Stockholders’ Equity - January 1, 2022	$1,078
Increase (decrease) due to:
Net income	207
Other comprehensive loss	(66)
Amortization of share-based incentive compensation	126
Purchase of common stock	(375)
Settlement of share-based incentive compensation (a)	(52)
Common stock dividends	(93)
Other - net	2
Stockholders’ Equity - June 30, 2022	$827

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

Six Months Ended June 30:	Number of Shares Purchased	Average Price Per Share
2021	5,329,541	$43.86
2022	10,598,882	$35.40

As of June 30, 2022, a total of $119 million of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, which authorization will expire on December 31, 2024.

In addition, on July 27, 2022, the Board of Directors of Lazard authorized the repurchase of up to $500 million of additional shares of common stock, which authorization will expire on December 31, 2024, bringing the total available share repurchase authorization as of July 27, 2022 to $559 million.

During the six month period ended June 30, 2022, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

On July 27, 2022, the Board of Directors of Lazard declared a quarterly dividend of $0.50 per share on our common stock. The dividend is payable on August 19, 2022 to stockholders of record on August 8, 2022.

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

The cumulative liability relating to our obligations under the TRA recorded as of June 30, 2022 and December 31, 2021 was $192 million and $213 million, respectively, and is recorded in “tax receivable agreement obligation” on the condensed consolidated statements of financial condition.

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

Seed investments held in entities in which the Company maintained a controlling interest were $87 million in ten entities as of June 30, 2022, as compared to $74 million in ten entities as of December 31, 2021. LFI investments held in entities in which the Company maintained a controlling interest were $165 million in nine entities as of June 30, 2022, as compared to $175 million in ten entities as of December 31, 2021.

As of June 30, 2022 and December 31, 2021, the Company did not consolidate any seed investment entities or LFI investment entities, with the exception of the consolidation of certain LFI funds (see Note 19 of Notes to Condensed Consolidated Financial Statements). As such, seed investments and substantially all of LFI investments included in “investments” on the consolidated statements of financial condition represented the Company’s economic interest in the seed and LFI investments.

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

Data relating to investments is set forth below:

	June 30, 2022	December 31, 2021
	($ in thousands)
Seed investments by asset class:
Equities (a)	$119,157	$121,627
Fixed income	9,185	10,343
Alternative investments	29,297	30,495
Total seed investments	157,639	162,465
Other investments owned:
Private equity	21,075	30,127
U.S. Treasury securities	99,988	299,990
Fixed income and other	23,313	24,226
Total other investments owned	144,376	354,343
Subtotal	302,015	516,808
Add:
Private equity consolidated, not owned	16,588	16,462
Equity method	15,915	16,250
LFI	452,621	457,819
Total investments	$787,139	$1,007,339

(a)	At June 30, 2022 and December 31, 2021, seed investments in directly owned equity securities were invested as follows:

	June 30, 2022	December 31, 2021
Percentage invested in:
Financials	14%	16%
Consumer	32	32
Industrial	12	14
Technology	20	26
Other	22	12
Total	100%	100%

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

Equity Market Price Risk—At both June 30, 2022 and December 31, 2021, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $138 million. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $0.9 million and $0.3 million in the carrying value of such investments as of June 30, 2022 and December 31, 2021, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At June 30, 2022 and December 31, 2021, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was

$148 million and $351 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $0.2 million and $0.6 million in the carrying value of such investments as of June 30, 2022 and December 31, 2021, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At June 30, 2022 and December 31, 2021, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $53 million and $68 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a decrease of approximately $1.3 million and $2.4 million in the carrying value of such investments as of June 30, 2022 and December 31, 2021, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At June 30, 2022 and December 31, 2021, the Company’s exposure to changes in fair value of such investments was approximately $21 million and $30 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $2.1 million and $3.0 million in the carrying value of such investments as of June 30, 2022 and December 31, 2021.

For additional information regarding risks associated with our investments, see Item 1A, “Risk Factors—Other Business Risks—Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios in our Form 10-K.”

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At June 30, 2022, total receivables amounted to $740 million, net of an allowance for doubtful accounts of $30 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 79% and 21% of total receivables, respectively. At December 31, 2021, total receivables amounted to $806 million, net of an allowance for doubtful accounts of $34 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 83% and 17% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFG and LFB offer wealth management and banking services to high net worth individuals and families. At June 30, 2022 and December 31, 2021, customers and other receivables included $121 million and $122 million, respectively, of LFB loans. Such loans were fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

The Company monitors its exposures to individual counterparties and diversifies where appropriate to reduce the exposure to concentrations of credit.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $19 million and $1 million at June 30, 2022 and December 31, 2021, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements and the derivative liability for warrants exercisable for LGAC Class A ordinary shares that were issued in connection with the LGAC IPO (the “LGAC Warrants”), amounted to $1 million and $3 million at June 30, 2022 and December 31, 2021, respectively.

The Company records the LGAC Warrants as derivative liabilities at fair value, which amounted to $3 million and $10 million at June 30, 2022 and December 31, 2021, respectively, with remeasurement gains and losses recorded in earnings.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $346 million and $359 million at June 30, 2022 and December 31, 2021, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of June 30, 2022, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $9 million in the event interest rates were to increase by 1% and decrease by approximately $9 million if rates were to decrease by 1%.

As of June 30, 2022, the Company’s cash and cash equivalents totaled approximately $907 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and (iii) in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

None.

Issuer Repurchases of Equity Securities

The following table sets forth information regarding Lazard’s purchases of its common stock on a monthly basis during the second quarter of 2022. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2022
Share Repurchase Program (1)	2,500,000	$34.65	2,500,000	$231.4	million
Employee Transactions (2)	844	$34.21	-	-
May 1 – May 31, 2022
Share Repurchase Program (1)	1,055,000	$33.79	1,055,000	$195.8	million
Employee Transactions (2)	4,809	$32.39	-	-
June 1 – June 30, 2022
Share Repurchase Program (1)	2,326,061	$33.16	2,326,061	$118.7	million
Employee Transactions (2)	9,149	$33.70	-	-
Total
Share Repurchase Program (1)	5,881,061	$33.90	5,881,061	$118.7	million
Employee Transactions (2)	14,802	$33.30	-	-

(1)	During 2021 and through the six months ended June 30, 2022, the Board of Directors of Lazard authorized the repurchase of common stock as set forth in the table below.
Date	Repurchase Authorization	Expiration
	($ in thousands)
April 2021	$300,000	December 31, 2022
February 2022	$300,000	December 31, 2024

In addition, on July 27, 2022, the Board of Directors of Lazard authorized the repurchase of up to $500 million of additional shares of common stock, which authorization will expire on December 31, 2024, bringing the total available share repurchase authorization as of July 27, 2022 to $559 million.

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

(2)

Under the terms of the 2008 Plan and the 2018 Plan, upon the vesting of RSUs, PRSUs, DSUs and delivery of restricted common stock, shares of common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended June 30, 2022, the Company satisfied such obligations in lieu of issuing (i) 3,359 shares of common stock upon the vesting or settlement of 6,595 RSUs and (ii) 11,443 shares of common stock upon the vesting of 28,018 shares of restricted common stock.

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

Dated: August 1, 2022

LAZARD LTD

By:	/s/ Evan L. Russo
Name:	Evan L. Russo
Title:	Chief Financial Officer

By:	/s/ Dominick Ragone
Name:	Dominick Ragone
Title:	Chief Accounting Officer