Form 10-Q
period 2022-09-30
Lazard Ltd
filed 2022-10-31
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 21, 2022, there were 112,766,091 shares of the Registrant’s common stock outstanding (including 26,850,692 shares held by subsidiaries).

TABLE OF CONTENTS

When we use the terms “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd’s primary operating asset is its indirect ownership as of September 30, 2022 of all of the common membership interests in Lazard Group and its controlling interest in Lazard Group. When we use the term “common stock”, we mean Class A common stock of Lazard Ltd, the only class of common stock of Lazard outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Page

Condensed Consolidated Statements of Financial Condition as of September 30, 2022 and December 31, 2021	2

Condensed Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2022 and 2021	4

Condensed Consolidated Statements of Comprehensive Income for the three month and nine month periods ended September 30, 2022 and 2021	5

Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2022 and 2021	6

Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interests for the three month and nine month periods ended September 30, 2022 and 2021	7

Notes to Condensed Consolidated Financial Statements	11

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(UNAUDITED)

(dollars in thousands, except for per share data)

	September 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$1,000,102	$1,465,022
Deposits with banks and short-term investments	1,341,514	1,347,544
Restricted cash	621,099	617,448
Receivables (net of allowance for doubtful accounts of $15,320 and $33,957 at September 30, 2022 and December 31, 2021, respectively):
Fees	571,127	669,464
Customers and other	169,268	136,345
	740,395	805,809
Investments	638,960	1,007,339
Property (net of accumulated amortization and depreciation of $370,453 and $367,507 at September 30, 2022 and December 31, 2021, respectively)	218,551	250,005
Operating lease right-of-use assets	420,013	466,054
Goodwill and other intangible assets (net of accumulated amortization of $70,065 and $70,221 at September 30, 2022 and December 31, 2021, respectively)	375,889	379,571
Deferred tax assets	390,543	435,308
Other assets	460,859	373,081
Total Assets	$6,207,925	$7,147,181

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(UNAUDITED)

(dollars in thousands, except for per share data)

	September 30,	December 31,
	2022	2021
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$1,499,812	$1,442,701
Accrued compensation and benefits	531,496	972,303
Operating lease liabilities	502,206	552,522
Tax receivable agreement obligation	192,399	213,434
Senior debt	1,687,092	1,685,227
Deferred tax liabilities	8,964	1,827
Other liabilities	530,137	626,203
Total Liabilities	4,952,106	5,494,217
Commitments and contingencies
Redeemable noncontrolling interests	578,495	575,000
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - no shares issued and outstanding	-	-
Series B - no shares issued and outstanding	-	-
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 112,766,091 shares issued at September 30, 2022 and December 31, 2021, including shares held by subsidiaries as indicated below)	1,128	1,128
Additional paid-in-capital	126,746	144,729
Retained earnings	1,682,398	1,560,636
Accumulated other comprehensive loss, net of tax	(334,382)	(223,847)
	1,475,890	1,482,646
Class A common stock held by subsidiaries, at cost (24,434,236 and 12,046,140 shares at September 30, 2022 and December 31, 2021, respectively)	(915,254)	(507,426)
Total Lazard Ltd Stockholders’ Equity	560,636	975,220
Noncontrolling interests	116,688	102,744
Total Stockholders’ Equity	677,324	1,077,964
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$6,207,925	$7,147,181

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUE
Investment banking and other advisory fees	$454,255	$384,821	$1,249,085	$1,177,813
Asset management fees	279,040	323,747	863,103	997,162
Interest income	8,148	1,276	13,971	3,910
Other	4,988	27,963	(2,926)	82,090
Total revenue	746,431	737,807	2,123,233	2,260,975
Interest expense	19,687	20,378	62,051	60,302
Net revenue	726,744	717,429	2,061,182	2,200,673
OPERATING EXPENSES
Compensation and benefits	420,937	419,627	1,181,608	1,336,091
Occupancy and equipment	30,696	31,015	91,344	95,638
Marketing and business development	19,633	9,922	56,429	25,905
Technology and information services	44,579	37,559	124,577	107,003
Professional services	15,665	16,698	48,243	51,642
Fund administration and outsourced services	27,110	34,137	85,364	94,718
Amortization of intangible assets related to acquisitions	15	15	45	45
Other	9,967	13,497	29,864	34,121
Total operating expenses	568,602	562,470	1,617,474	1,745,163
OPERATING INCOME	158,142	154,959	443,708	455,510
Provision for income taxes	35,350	39,446	108,290	124,255
NET INCOME	122,792	115,513	335,418	331,255
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	16,995	8,304	20,265	13,568
NET INCOME ATTRIBUTABLE TO LAZARD LTD	$105,797	$107,209	$315,153	$317,687
ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	93,275,631	105,415,743	98,161,027	106,484,652
Diluted	98,865,156	112,994,037	103,268,378	114,139,936
NET INCOME PER SHARE OF COMMON STOCK:
Basic	$1.11	$1.00	$3.16	$2.94
Diluted	$1.06	$0.94	$3.03	$2.78

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
NET INCOME	$122,792	$115,513	$335,418	$331,255
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments:
Currency translation adjustments before reclassification	(54,439)	(25,861)	(134,129)	(40,102)
Adjustment for items reclassified to earnings	138	51	265	23,630
Employee benefit plans:
Actuarial gain (net of tax expense of $1,832 and $1,107 for the three months ended September 30, 2022 and 2021, respectively, and $4,436 and $1,496 for the nine months ended September 30, 2022 and 2021, respectively)	8,786	4,442	20,512	4,030
Adjustment for items reclassified to earnings (net of tax expense of $233 and $422 for the three months ended September 30, 2022 and 2021, respectively, and $748 and $1,286 for the nine months ended September 30, 2022 and 2021, respectively)	1,162	1,481	2,816	4,275
OTHER COMPREHENSIVE LOSS, NET OF TAX	(44,353)	(19,887)	(110,536)	(8,167)
COMPREHENSIVE INCOME	78,439	95,626	224,882	323,088
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	16,995	8,303	20,264	13,567
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD LTD	$61,444	$87,323	$204,618	$309,521

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$335,418	$331,255
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	31,895	28,315
Noncash lease expense	46,046	52,509
Currency translation adjustment reclassification	265	23,630
Amortization of deferred expenses and share-based incentive compensation	333,100	325,645
Amortization of intangible assets related to acquisitions	45	45
Deferred tax provision	55,725	53,766
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	43,233	26,453
Investments	236,275	(360,959)
Other assets	(72,312)	(33,946)
Accrued compensation and benefits and other liabilities	(490,029)	(33,489)
Net cash provided by operating activities	519,661	413,224
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(24,986)	(25,290)
Disposals of property	272	699
Other investing activities	(7,500)	-
Net cash used in investing activities	(32,214)	(24,591)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	388	413
LGAC IPO	-	575,000
Customer deposits, net	281,360	295,837
Payments for:
Distributions to noncontrolling interests	(27,062)	(7,731)
Payments under tax receivable agreement	(21,035)	(10,215)
Payments of LGAC IPO underwriting fees and other offering costs	-	(9,352)
Purchase of Class A common stock	(612,175)	(286,193)
Class A common stock dividends	(138,914)	(147,593)
Settlement of share-based incentive compensation in satisfaction of tax withholding requirements	(61,257)	(67,525)
LFI Consolidated Funds redemptions	(11,296)	-
Other financing activities	(10,841)	(21,369)
Net cash provided by (used in) financing activities	(600,832)	321,272
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(353,914)	(117,706)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(467,299)	592,199
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— January 1	3,430,014	2,568,827
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— September 30	$2,962,715	$3,161,026

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:
	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$1,000,102	$1,465,022
Deposits with banks and short-term investments	1,341,514	1,347,544
Restricted cash	621,099	617,448
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$2,962,715	$3,430,014

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2021

(UNAUDITED)

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total	Redeemable
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’	Noncontrolling
	Shares	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity	Interests
Balance - July 1, 2021	112,766,091	$1,128	$58,000	$1,348,121	$(226,648)	8,705,297	$(353,718)	$826,883	$104,972	$931,855	$575,000
Comprehensive income (loss):
Net income				107,209				107,209	8,304	115,513
Other comprehensive loss - net of tax					(19,886)			(19,886)	(1)	(19,887)
Amortization of share-based incentive compensation			50,663					50,663	1,229	51,892
Dividend equivalents			4,214	(4,507)				(293)	(1,731)	(2,024)
Class A common stock dividends ($0.47 per share)				(48,629)				(48,629)		(48,629)
Purchase of Class A common stock						1,139,888	(52,448)	(52,448)		(52,448)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $381			(18,740)			(400,684)	16,426	(2,314)		(2,314)
Business acquisitions and related equity transactions:
Delivery of Class A common stock			(292)			(6,084)	292	-		-
Dividend equivalents			3	(3)				-		-
Distributions to noncontrolling interests, net								-	(4,897)	(4,897)
LFI Consolidated Funds								-	8,653	8,653
Change in redemption value of redeemable noncontrolling interests			16,622					16,622	(16,622)	-	-
Balance - September 30, 2021	112,766,091	$1,128	$110,470	$1,402,191	$(246,534)	9,438,417	$(389,448)	$877,807	$99,907	$977,714	$575,000

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2021

(UNAUDITED)

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total	Redeemable
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’	Noncontrolling
	Shares	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity	Interests
Balance - January 1, 2021	112,766,091	$1,128	$135,439	$1,295,386	$(238,368)	7,728,387	$(281,813)	$911,772	$87,661	$999,433	$-
Comprehensive income (loss):
Net income				317,687				317,687	13,568	331,255
Other comprehensive loss - net of tax					(8,166)			(8,166)	(1)	(8,167)
Amortization of share-based incentive compensation			188,647					188,647	7,132	195,779
Dividend equivalents			14,177	(15,326)				(1,149)	(5,193)	(6,342)
Class A common stock dividends ($1.41 per share)				(147,593)				(147,593)		(147,593)
Purchase of Class A common stock						6,469,429	(286,193)	(286,193)		(286,193)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $1,525			(163,821)	(47,902)		(3,741,351)	142,673	(69,050)		(69,050)
Business acquisitions and related equity transactions:
Delivery of Class A common stock			(35,885)			(1,018,048)	35,885	-		-
Dividend equivalents			61	(61)				-		-
Distributions to noncontrolling interests, net								-	(7,318)	(7,318)
LFI Consolidated Funds								-	16,164	16,164
Contribution from redeemable noncontrolling interests, net								-		-	534,746
Change in redemption value of redeemable noncontrolling interests			(28,148)					(28,148)	(12,106)	(40,254)	40,254
Balance - September 30, 2021	112,766,091	$1,128	$110,470	$1,402,191	$(246,534)	9,438,417	$(389,448)	$877,807	$99,907	$977,714	$575,000

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2022

(UNAUDITED)

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total	Redeemable
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’	Noncontrolling
	Shares	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity	Interests
Balance - July 1, 2022	112,766,091	$1,128	$71,918	$1,628,182	$(290,029)	18,240,059	$(695,537)	$715,662	$111,295	$826,957	$575,710
Comprehensive income (loss):
Net income				105,797				105,797	13,253	119,050	3,742
Other comprehensive loss - net of tax					(44,353)			(44,353)	-	(44,353)
Amortization of share-based incentive compensation			70,281					70,281	4,635	74,916
Dividend equivalents			5,100	(5,343)				(243)	(1,823)	(2,066)
Class A common stock dividends ($0.50 per share)				(46,238)				(46,238)		(46,238)
Purchase of Class A common stock						6,650,998	(236,990)	(236,990)		(236,990)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $346			(19,685)			(464,482)	17,513	(2,172)	-	(2,172)
Distributions to noncontrolling interests, net								-	(17,420)	(17,420)
LFI Consolidated Funds								-	6,702	6,702
Change in redemption value of redeemable noncontrolling interests			670					670	287	957	(957)
Other			(1,538)			7,661	(240)	(1,778)	(241)	(2,019)
Balance - September 30, 2022	112,766,091	$1,128	$126,746	$1,682,398	$(334,382)	24,434,236	$(915,254)	$560,636	$116,688	$677,324	$578,495

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2022

(UNAUDITED)

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total	Redeemable
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’	Noncontrolling
	Shares	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity	Interests
Balance - January 1, 2022	112,766,091	$1,128	$144,729	$1,560,636	$(223,847)	12,046,140	$(507,426)	$975,220	$102,744	$1,077,964	$575,000
Comprehensive income (loss):
Net income				315,153				315,153	11,017	326,170	9,248
Other comprehensive loss - net of tax					(110,535)			(110,535)	(1)	(110,536)
Amortization of share-based incentive compensation			188,529					188,529	12,573	201,102
Dividend equivalents			13,189	(13,919)				(730)	(8,074)	(8,804)
Class A common stock dividends ($1.44 per share)				(138,914)				(138,914)		(138,914)
Purchase of Class A common stock						17,249,880	(612,175)	(612,175)		(612,175)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $6,604			(222,190)	(40,558)		(4,869,445)	204,587	(58,161)	3,508	(54,653)
Distributions to noncontrolling interests, net								-	(26,674)	(26,674)
LFI Consolidated Funds								-	20,110	20,110
Change in redemption value of redeemable noncontrolling interests			4,027					4,027	1,726	5,753	(5,753)
Other			(1,538)			7,661	(240)	(1,778)	(241)	(2,019)
Balance - September 30, 2022	112,766,091	$1,128	$126,746	$1,682,398	$(334,382)	24,434,236	$(915,254)	$560,636	$116,688	$677,324	$578,495

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of September 30, 2022 and December 31, 2021. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group, which is governed by an Amended and Restated Operating Agreement dated as of February 4, 2019 (the “Operating Agreement”).

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

Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. For example, discretionary compensation and benefits expense for interim periods is accrued based on the year-to-date amount of revenue earned, and an estimated annual ratio of compensation and benefits expense to revenue, with the applicable amounts adjusted for certain items. Although these estimates are based on management’s knowledge of current events and actions that Lazard may undertake in the future, actual results may differ materially from the estimates.

The consolidated results of operations for the three month and nine month periods ended September 30, 2022 are not indicative of the results to be expected for any future interim or annual period.

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

“Redeemable noncontrolling interests” of $578,495 associated with the publicly held LGAC Class A ordinary shares are recorded on the Company’s condensed consolidated statements of financial condition as of September 30, 2022 at redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Changes in redemption value are recognized immediately as they occur and will adjust the carrying value of redeemable noncontrolling interests to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable noncontrolling interests shall be affected by credits or charges to additional paid-in-capital and noncontrolling interests attributable to certain members of LGACo 1 LLC based on pro rata ownership.

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

The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Revenue:
Financial Advisory (a)	$456,521	$384,976	$1,254,621	$1,155,328

Asset Management:
Management Fees and Other (b)	$277,202	$331,252	$872,351	$976,734
Incentive Fees (c)	21,595	7,495	54,098	74,758
Total Asset Management	$298,797	$338,747	$926,449	$1,051,492

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

Activity in the allowance for doubtful accounts for the three month and nine month periods ended September 30, 2022 and 2021 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Beginning Balance	$30,271	$36,244	$33,957	$36,649
Bad debt expense (credit), net of reversals	566	1,729	24	4,273
Charge-offs, foreign currency translation and other adjustments	(15,517)	(681)	(18,661)	(3,630)
Ending Balance (a)	$15,320	$37,292	$15,320	$37,292

(a)	The allowance for doubtful accounts balances are substantially all related to M&A and Restructuring fee receivables that include reimbursable expense receivables.

Bad debt expense, net of reversals represents the current period provision of expected credit losses and is included in “operating expenses—other” on the condensed consolidated statements of operations.

Of the Company’s fee receivables at September 30, 2022 and December 31, 2021, $103,695 and $123,189, respectively, represented financing receivables for our Private Capital Advisory fees. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

At September 30, 2022 and December 31, 2021, customers and other receivables included $119,173 and $122,229, respectively, of customer loans, which are fully collateralized and closely monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of September 30, 2022 and December 31, 2021.

The aggregate carrying amount of all other receivables of $517,527 and $560,391 at September 30, 2022 and December 31, 2021, respectively, approximates fair value.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

4.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Debt	$-	$299,990
Equities	39,747	54,040
Funds:
Alternative investments (a)	54,201	49,757
Debt (a)	167,763	164,952
Equity (a)	319,707	375,761
Private equity	41,804	46,589
	583,475	637,059
Investments, at fair value	623,222	991,089
Equity method	15,738	16,250
Total investments	$638,960	$1,007,339
Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$4,301	$6,828

(a)

Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $23,525, $137,949 and $248,488, respectively, at September 30, 2022 and $18,326, $132,875 and $306,618, respectively, at December 31, 2021, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 6 and 12).

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

During the three month and nine month periods ended September 30, 2022 and 2021, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to “equity securities and trading debt securities” still held as of the reporting date as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net unrealized investment gains (losses)	$(31,093)	$(13,736)	$(134,091)	$5,955

5.	FAIR VALUE MEASUREMENTS

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

The following tables present, as of September 30, 2022 and December 31, 2021, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	September 30, 2022
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Equities	$39,218	$-	$529	$-	$39,747
Funds:
Alternative investments	25,937	-	-	28,264	54,201
Debt	167,759	-	-	4	167,763
Equity	319,669	-	-	38	319,707
Private equity	-	-	240	41,564	41,804
Derivatives	-	18,502	-	-	18,502
Total	$552,583	$18,502	$769	$69,870	$641,724
Liabilities:
Securities sold, not yet purchased	$4,301	$-	$-	$-	$4,301
Derivatives	575	310,570	-	-	311,145
Total	$4,876	$310,570	$-	$-	$315,446

	December 31, 2021
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$299,990	$-	$-	$-	$299,990
Equities	53,462	-	578	-	54,040
Funds:
Alternative investments	24,972	-	-	24,785	49,757
Debt	164,947	-	-	5	164,952
Equity	375,712	-	-	49	375,761
Private equity	-	-	293	46,296	46,589
Derivatives	-	922	-	-	922
Total	$919,083	$922	$871	$71,135	$992,011
Liabilities:
Securities sold, not yet purchased	$6,828	$-	$-	$-	$6,828
Derivatives	10,005	362,240	-	-	372,245
Total	$16,833	$362,240	$-	$-	$379,073

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month and nine month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Issuances	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$542	$28	$-	$-	$(41)	$529
Private equity funds	256	-	-	-	(16)	240
Total Level 3 assets	$798	$28	$-	$-	$(57)	$769

	Nine Months Ended September 30, 2022
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Issuances	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$578	$35	$-	$-	$(84)	$529
Private equity funds	293	-	-	(13)	(40)	240
Total Level 3 assets	$871	$35	$-	$(13)	$(124)	$769

	Three Months Ended September 30, 2021
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Issuances	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,646	$(836)	$-	$-	$(28)	$782
Private equity funds	2,628	4,593	-	(16)	(7)	7,198
Total Level 3 assets	$4,274	$3,757	$-	$(16)	$(35)	$7,980

	Nine Months Ended September 30, 2021
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions/ Settlements/ Transfers (b)	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,671	$(835)	$-	$-	$(54)	$782
Private equity funds	1,486	5,745	-	(16)	(17)	7,198
Total Level 3 assets	$3,157	$4,910	$-	$(16)	$(71)	$7,980

Liabilities:
Derivatives	$-	$-	$11,500	$(11,500)	$-	$-
Total Level 3 liabilities	$-	$-	$11,500	$(11,500)	$-	$-

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

(a)

Earnings recorded in “other revenue” for investments in Level 3 assets for the three month and nine month periods ended September 30, 2022 and 2021 include net unrealized gains of $28, $35, $3,757 and $4,910, respectively.

(b)

Transfers out of Level 3 derivatives during the nine month period ended September 30, 2021 reflected transfers of derivative liabilities for LGAC Warrants to Level 1 principally due to a change in the inputs used to value these derivatives.

There were no other transfers into or out of Level 3 within the fair value hierarchy during the three month and nine month periods ended September 30, 2022 and 2021.

The following tables present, at September 30, 2022 and December 31, 2021, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	September 30, 2022
						Investments Redeemable
	Fair Value	Unfunded Commitments		% of Fair Value Not Redeemable		Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$27,668	$-		NA		(a)	30-60 days
Other	596	-		NA		(b)	<30-30 days
Debt funds	4	-		NA		(c)	<30 days
Equity funds	38	-		NA		(d)	<30-60 days
Private equity funds:
Equity growth	41,564	5,520	(e)	100%	(f)	NA	NA
Total	$69,870	$5,520

(a)	monthly (67%) and quarterly (33%)
(b)	daily (6%) and monthly (94%)
(c)	daily (100%)
(d)	monthly (32%) and annually (68%)
(e)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $8,032 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

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

Investment Capital Funding Commitments—At September 30, 2022, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $5,158. The investment period for EGCP III ended on October 12, 2016, after which point the Company’s obligation to fund capital contributions for new investments in EGCP III expired. The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.

6.DERIVATIVES

The tables below present the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 12) on the accompanying condensed consolidated statements of financial condition as of September 30, 2022 and December 31, 2021. Notional amounts provide an indication of the volume of the Company's derivative activity.

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

	September 30, 2022
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$967	$96,733	$3,437	$231,388
Total return swaps and other	24,215	136,576	104	6,311
LGAC Warrants	-	-	575	11,500
LFI and other similar deferred compensation arrangements	-	-	307,160	342,579
Total gross derivatives	25,182	$233,309	311,276	$591,778
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(27)		(27)
Total return swaps and other	(6,653)		(104)
Total in "other assets" and "other liabilities"	18,502		311,145
Amounts not netted (a):
Cash collateral	-		(2,363)
Securities collateral	-		-
	$18,502		$308,782

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

Net gains (losses) with respect to derivative instruments (included in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2022 and 2021, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Forward foreign currency exchange rate contracts	$2,650	$2,603	$8,260	$7,702
LFI and other similar deferred compensation arrangements	16,180	1,368	65,601	(22,610)
LGAC Warrants	2,300	3,795	9,430	2,070
Total return swaps and other	7,177	1,492	32,676	(9,482)
Total	$28,307	$9,258	$115,967	$(22,320)

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

7.	PROPERTY

At September 30, 2022 and December 31, 2021, property consisted of the following:

	Estimated Depreciable	September 30,	December 31,
	Life in Years	2022	2021
Buildings	33	$123,476	$143,464
Leasehold improvements	3-20	199,340	209,469
Furniture and equipment	3-10	231,513	218,527
Construction in progress		34,675	46,052
Total		589,004	617,512
Less - Accumulated depreciation and amortization		370,453	367,507
Property		$218,551	$250,005

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at September 30, 2022 and December 31, 2021 are presented below:

	September 30,	December 31,
	2022	2021
Goodwill	$375,784	$379,421
Other intangible assets (net of accumulated amortization)	105	150
	$375,889	$379,571

At September 30, 2022 and December 31, 2021, goodwill of $311,243 and $314,880, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the nine month periods ended September 30, 2022 and 2021 are as follows:

	Nine Months Ended
	September 30,
	2022	2021
Balance, January 1	$379,421	$383,861
Foreign currency translation adjustments	(3,637)	(4,179)
Balance, September 30	$375,784	$379,682

All changes in the carrying amount of goodwill for the nine month periods ended September 30, 2022 and 2021 are attributable to the Company’s Financial Advisory segment.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

9.	SENIOR DEBT

Senior debt is comprised of the following as of September 30, 2022 and December 31, 2021:

				Outstanding as of
	Initial		Annual	September 30, 2022			December 31, 2021
	Principal Amount	Maturity Date	Interest Rate(a)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2025 Senior Notes	$400,000	2/13/25	3.75%	$400,000	$1,121	$398,879	$400,000	$1,476	$398,524
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	300,000	1,723	298,277	300,000	2,015	297,985
Lazard Group 2028 Senior Notes	500,000	9/19/28	4.50%	500,000	5,077	494,923	500,000	5,716	494,284
Lazard Group 2029 Senior Notes	500,000	3/11/29	4.375%	500,000	4,987	495,013	500,000	5,566	494,434
Total				$1,700,000	$12,908	$1,687,092	$1,700,000	$14,773	$1,685,227

(a)

The effective interest rates of Lazard Group’s 3.75% senior notes due February 13, 2025 (the “2025 Notes”), Lazard Group’s 3.625% senior notes due March 1, 2027 (the “2027 Notes”), Lazard Group’s 4.50% senior notes due September 19, 2028 (the “2028 Notes”) and Lazard Group’s 4.375% senior notes due March 11, 2029 (the “2029 Notes”) are 3.87%, 3.76%, 4.67% and 4.53%, respectively.

The Company’s senior debt at September 30, 2022 and December 31, 2021 is carried at their principal balances outstanding, net of unamortized debt costs. At those dates, the fair value of such senior debt was approximately $1,578,000 and $1,885,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

On July 22, 2020, Lazard Group entered into an Amended and Restated Credit Agreement for a three-year, $200,000 senior revolving credit facility with a group of lenders, which expires in July 2023 (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement amended and restated Lazard Group’s amended and restated credit agreement, dated September 25, 2015, in its entirety. Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. The Amended and Restated Credit Agreement contains certain covenants, events of default and other customary provisions, including customary LIBOR-replacement mechanics. At September 30, 2022 and December 31, 2021, no amounts were outstanding under the Amended and Restated Credit Agreement.

As of September 30, 2022, the Company had approximately $208,300 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement and unused lines of credit available to LFB of approximately $7,300.

The Amended and Restated Credit Agreement and the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of September 30, 2022, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

10.	COMMITMENTS AND CONTINGENCIES

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At September 30, 2022, LFB and LFNY had no such underwriting commitments.

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

Share Repurchase Program—During 2021 and through the nine month period ended September 30, 2022, the Board of Directors of Lazard authorized the repurchase of Lazard Ltd Class A common stock (“common stock”), the only class of common stock of Lazard outstanding, as set forth in the table below:

Date	Repurchase Authorization	Expiration
April 2021	$300,000	December 31, 2022
February 2022	$300,000	December 31, 2024
July 2022	$500,000	December 31, 2024

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

Nine Months Ended September 30:	Number of Shares Purchased	Average Price Per Share
2021	6,469,429	$44.24
2022	17,249,880	$35.49

During the nine month periods ended September 30, 2022 and 2021, certain of our executive officers received common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the nine month periods ended September 30, 2022 and 2021, the Company purchased shares of common stock from certain of our executive officers. The aggregate value of all such purchases during the nine month periods ended September 30, 2022 and 2021 was approximately $16,500 and $18,600, respectively. Such shares of common stock are reported at cost.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

As of September 30, 2022, a total of $381,676 of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, which authorization will expire on December 31, 2024.

During the nine month period ended September 30, 2022, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A and Series B preferred stock. Series A and Series B preferred shares were issued in connection with certain prior year business acquisitions and were each non-participating securities convertible into common stock, and had no voting or dividend rights. As of both September 30, 2022 and December 31, 2021, no shares of Series A or Series B preferred stock were outstanding.

Accumulated Other Comprehensive Income (Loss) (“AOCI”), Net of Tax—The tables below reflect the balances of each component of AOCI at September 30, 2022 and 2021 and activity during the three month and nine month periods then ended:

	Three Months Ended September 30, 2022
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, July 1, 2022	$(171,741)	$(118,289)	$(290,030)	$(1)	$(290,029)
Activity:
Other comprehensive income (loss) before reclassifications	(54,439)	8,786	(45,653)	-	(45,653)
Adjustments for items reclassified to earnings, net of tax	138	1,162	1,300	-	1,300
Net other comprehensive income (loss)	(54,301)	9,948	(44,353)	-	(44,353)
Balance, September 30, 2022	$(226,042)	$(108,341)	$(334,383)	$(1)	$(334,382)

	Nine Months Ended September 30, 2022
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2022	$(92,178)	$(131,669)	$(223,847)	$-	$(223,847)
Activity:
Other comprehensive income (loss) before reclassifications	(134,129)	20,512	(113,617)	(1)	(113,616)
Adjustments for items reclassified to earnings, net of tax	265	2,816	3,081	-	3,081
Net other comprehensive income (loss)	(133,864)	23,328	(110,536)	(1)	(110,535)
Balance, September 30, 2022	$(226,042)	$(108,341)	$(334,383)	$(1)	$(334,382)

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

The table below reflects adjustments for items reclassified from AOCI, by component, for the three month and nine month periods ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Currency translation losses (a)	$138	$51	$265	$23,630
Employee benefit plans:
Amortization relating to employee benefit plans (b)	1,395	1,903	3,564	5,561
Less - related income taxes	233	422	748	1,286
	1,162	1,481	2,816	4,275
Total reclassifications, net of tax	$1,300	$1,532	$3,081	$27,905

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The tables below summarize net income (loss) attributable to noncontrolling interests for the three month and nine month periods ended September 30, 2022 and 2021 and noncontrolling interests as of September 30, 2022 and December 31, 2021 in the Company’s condensed consolidated financial statements:

	Net Income (Loss) Attributable to Noncontrolling Interests
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Edgewater	$18,209	$5,019	$28,715	$8,349
LFI Consolidated Funds	(5,237)	471	(18,393)	5,159
LGAC	4,023	2,813	9,941	55
Other	-	1	2	5
Total	$16,995	$8,304	$20,265	$13,568

	Noncontrolling Interests as of
	September 30,	December 31,
	2022	2021
Edgewater	$46,814	$44,826
Profits interest participation rights	11,854	4,049
LFI Consolidated Funds	69,016	67,299
LGAC	(11,008)	(13,445)
Other	12	15
Total	$116,688	$102,744

Dividends Declared, October 26, 2022—On October 26, 2022, the Board of Directors of Lazard declared a quarterly dividend of $0.50 per share on our common stock. The dividend is payable on November 18, 2022, to stockholders of record on November 7, 2022.

12.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2018 Plan, 2008 Plan and 2005 Equity Incentive Plan (the “2005 Plan”) and activity with respect thereto during the three month and nine month periods ended September 30, 2022 and 2021 is presented below.

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

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs, restricted stock, profits interest participation rights, including PRPUs, and other share-based awards) and “professional services” expense (with respect to DSUs) within the Company’s accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Share-based incentive awards:
RSUs	$37,061	$30,780	$98,012	$101,687
PRSUs	498	157	1,387	5,871
Restricted Stock	6,420	2,826	19,197	14,592
Profits interest participation rights	30,762	17,980	80,454	71,662
DSUs	175	149	2,052	1,967
Total	$74,916	$51,892	$201,102	$195,779

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

RSUs generally include a dividend participation right that provides that, during the applicable vesting period, each RSU is attributed additional RSUs equivalent to any dividends paid on common stock during such period. During the nine month period ended September 30, 2022, dividend participation rights required the issuance of 336,740 RSUs and the associated charge to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”) was $11,416.

Non-executive members of the Board of Directors (“Non-Executive Directors”) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 44,772 DSUs being granted during the nine month period ended September 30, 2022. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of common stock at the time of cessation of service to the Board of Directors. DSUs include a cash dividend participation right equivalent to dividends paid on common stock.

Lazard Ltd’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of common stock on the date immediately preceding the date of the grant. During the nine month period ended September 30, 2022, 12,985 DSUs had been granted pursuant to such Plan.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs during the nine month period ended September 30, 2022:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	8,150,782	$41.16	338,408	$38.01
Granted (including 336,740 RSUs relating to dividend participation)	5,129,490	$33.64	57,757	$35.53
Forfeited	(251,988)	$39.60	-	-
Settled	(4,105,626)	$38.73	-	-
Balance, September 30, 2022	8,922,658	$38.00	396,165	$37.65

The weighted-average grant date fair value of RSUs granted during the nine month periods ended September 30, 2022 and 2021, was $33.64 and $43.19, respectively. The weighted-average grant date fair value of DSUs granted during the nine month periods ended September 30, 2022 and 2021 was $35.53 and $46.66, respectively.

In connection with RSUs that settled during the nine month period ended September 30, 2022, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,514,142 shares of common stock during such nine month period. Accordingly, 2,591,484 shares of common stock held by the Company were delivered during the nine month period ended September 30, 2022.

As of September 30, 2022, estimated unrecognized RSU compensation expense was $142,667, with such expense expected to be recognized over a weighted average period of approximately 1.0 year subsequent to September 30, 2022.

Restricted Stock

The following is a summary of activity related to shares of restricted common stock associated with compensation arrangements during the nine month period ended September 30, 2022:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	871,227	$41.24
Granted (including 49,713 relating to dividend participation)	1,046,748	$33.31
Forfeited	(78,869)	$37.56
Settled	(573,660)	$36.50
Balance, September 30, 2022	1,265,446	$37.06

The weighted-average grant date fair value of restricted stock granted during the nine month periods ended September 30, 2022 and 2021 was $33.31 and $43.30, respectively.

In connection with shares of restricted common stock that settled during the nine month period ended September 30, 2022, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 198,455 shares of common stock during such nine month period. Accordingly, 375,205 shares of common stock held by the Company were delivered during the nine month period ended September 30, 2022.

Restricted stock awards granted in 2022 generally include a dividend participation right that provides that during the applicable vesting period each restricted stock award is attributed additional shares of restricted common stock equivalent to any dividends paid

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

on common stock during such period. During the nine month period ended September 30, 2022, dividend participation rights required the issuance of 49,713 shares of restricted common stock and the associated charge to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”) was $1,772.

At September 30, 2022, estimated unrecognized restricted stock expense was $24,708, with such expense to be recognized over a weighted average period of approximately 0.9 years subsequent to September 30, 2022.

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

The following is a summary of activity relating to PRSUs during the nine month period ended September 30, 2022:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	32,394	$46.63
Granted	62,296	$35.44
Balance, September 30, 2022	94,690	$39.27

The weighted-average grant date fair value of PRSUs granted during the nine month periods ended September 30, 2022 and 2021 was $35.44 and $46.63, respectively.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of September 30, 2022, the total estimated unrecognized compensation expense was $3,920, and the Company expects to amortize such expense over a weighted-average period of approximately 1.0 year subsequent to September 30, 2022.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity relating to profits interest participation rights, including PRPUs, during the nine month period ended September 30, 2022:

	Profits Interest Participation Rights	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	4,122,993	$41.50
Granted	1,521,103	$34.53
Forfeited	(96,323)	$38.92
Settled	(1,902,756)	$38.76
Balance, September 30, 2022 (a)	3,645,017	$40.09

(a)

Table includes 1,960,613 PRPUs, which represents the target number of PRPUs granted as of September 30, 2022, including 963,660 PRPUs granted during the nine month period ended September 30, 2022. The weighted average grant date fair values for PRPUs and other profits interest participation rights outstanding as of January 1, 2022 were $41.82 and $41.20, respectively. The weighted average grant date fair values for PRPUs and other profits interest participation rights granted during the nine month period ended September 30, 2022 were $35.44 and $32.95, respectively. The weighted average grant date fair values for other profits interest participation rights forfeited during the nine month period ended September 30, 2022 were $38.92. The weighted average grant date fair values for PRPUs and other profits interest participation rights settled during the nine month period ended September 30, 2022 were $38.86 and $38.65, respectively. The weighted average grant date fair values for PRPUs and other profits interest participation rights outstanding as of September 30, 2022 were $40.20 and $39.96, respectively.

The weighted average grant date fair value of profits interest participation rights granted during the nine month periods ended September 30, 2022 and 2021 was $34.53 and $44.73, respectively. Compensation expense recognized for profits interest participation rights, including PRPUs, is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of September 30, 2022, the total estimated unrecognized compensation expense was $27,687. The Company expects to amortize such expense over a weighted-average period of approximately 0.9 years subsequent to September 30, 2022.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the nine month period ended September 30, 2022:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2022	$108,049	$358,877
Granted	167,654	167,654
Settled	-	(138,338)
Forfeited	(2,929)	(13,206)
Amortization	(131,584)	-
Change in fair value related to:
Change in fair value of underlying investments	-	(65,601)
Adjustment for estimated forfeitures	-	3,903
Other	(81)	(6,129)
Balance, September 30, 2022	$141,109	$307,160

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 0.9 years subsequent to September 30, 2022.

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Amortization, net of forfeitures	$41,956	$41,629	$125,210	$123,422
Change in the fair value of underlying investments	(16,180)	(1,368)	(65,601)	22,610
Total	$25,776	$40,261	$59,609	$146,032

13.	EMPLOYEE BENEFIT PLANS

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s pension plans for the three month and nine month periods ended September 30, 2022 and 2021:

	Pension Plans
	Three Months Ended September 30,
	2022	2021
Components of Net Periodic Benefit Cost (Credit):
Service cost	$116	$212
Interest cost	2,642	2,123
Expected return on plan assets	(5,808)	(6,507)
Amortization of:
Prior service cost	25	29
Net actuarial loss (gain)	1,370	1,874
Settlement loss	380	378
Net periodic benefit cost (credit)	$(1,275)	$(1,891)

	Pension Plans
	Nine Months Ended September 30,
	2022	2021
Components of Net Periodic Benefit Cost (Credit):
Service cost	$386	$669
Interest cost	8,459	6,379
Expected return on plan assets	(18,627)	(19,638)
Amortization of:
Prior service cost	80	89
Net actuarial loss (gain)	3,484	5,472
Settlement loss	1,223	1,142
Net periodic benefit cost (credit)	$(4,995)	$(5,887)

14.	INCOME TAXES

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

The Company recorded income tax provisions of $35,350 and $108,290 for the three month and nine month periods ended September 30, 2022, respectively, and $39,446 and $124,255 for the three month and nine month periods ended September 30, 2021, respectively, representing effective tax rates of 22.4%, 24.4%, 25.5% and 27.3%, respectively. The difference between the U.S. federal statutory rate of 21.0% and the effective tax rates reflected above principally relates to (i) the tax impact of differences in the value of share based incentive compensation and other discrete items, (ii) foreign source income (loss) not subject to U.S. income taxes (including interest on intercompany financings), (iii) taxes payable to foreign jurisdictions that are not offset against U.S. income taxes, (iv) change in the U.S. federal valuation allowance affecting the provision for income taxes, (v) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate, and (vi) impact of U.S. tax reform, including base erosion and anti-abuse tax.

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

The Company’s basic and diluted net income per share calculations using the “two-class” method for the three month and nine month periods ended September 30, 2022 and 2021 are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income attributable to Lazard Ltd	$105,797	$107,209	$315,153	$317,687
Add - adjustment for earnings attributable to participating securities	(1,903)	(1,808)	(4,726)	(4,649)
Net income attributable to Lazard Ltd - basic	103,894	105,401	310,427	313,038
Add - adjustment for earnings attributable to participating securities	635	1,360	2,318	4,201
Net income attributable to Lazard Ltd - diluted	$104,529	$106,761	$312,745	$317,239
Weighted average number of shares of common stock outstanding	91,742,376	103,614,495	96,585,793	104,754,715
Add - adjustment for shares of common stock issuable on a non-contingent basis	1,533,255	1,801,248	1,575,234	1,729,937
Weighted average number of shares of common stock outstanding - basic	93,275,631	105,415,743	98,161,027	106,484,652
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of common stock issuable from share-based incentive compensation	5,589,525	7,578,294	5,107,351	7,655,284
Weighted average number of shares of common stock outstanding - diluted	98,865,156	112,994,037	103,268,378	114,139,936
Net income attributable to Lazard Ltd per share of common stock:
Basic	$1.11	$1.00	$3.16	$2.94
Diluted	$1.06	$0.94	$3.03	$2.78

16.	RELATED PARTIES

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Investment advisory fees relating to such services were $159,749 and $458,462 for the three month and nine month periods ended September 30, 2022, respectively, and $164,340 and $524,464 for the three month and nine month periods ended September 30, 2021, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $56,527 and $96,740 remained as receivables at September 30, 2022 and December 31, 2021, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.

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

The cumulative liability relating to our obligations under the TRA as of September 30, 2022 and December 31, 2021 was $192,399 and $213,434, respectively, and is recorded in “tax receivable agreement obligation” on the condensed consolidated statements of financial condition. The balance at September 30, 2022 reflects a payment made under the TRA in the nine months ended September 30, 2022 of $21,035.

Other

See Note 11 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.

17.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $5, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At September 30, 2022, LFNY’s regulatory net capital was $76,509, which exceeded the minimum requirement by $70,877. LFNY’s aggregate indebtedness to net capital ratio was 1.10:1 as of September 30, 2022.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At September 30, 2022, the aggregate regulatory net capital of the U.K. Subsidiaries was $154,119, which exceeded the minimum requirement by $101,511.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At June 30, 2022, the consolidated regulatory net capital of CFLF was $148,433 which exceeded the minimum requirement set for regulatory capital levels by $80,917. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At June 30, 2022, the regulatory net capital of the combined European regulated group was $172,680, which exceeded the minimum requirement set for regulatory capital levels by $94,820. Additionally, the combined European

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At September 30, 2022, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $165,159, which exceeded the minimum required capital by $139,702.

At September 30, 2022, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the three month and nine month periods ended September 30, 2022 and 2021 is prepared using the following methodology:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2022	2021	2022	2021
Financial Advisory	Net Revenue	$456,521	$384,976	$1,254,621	$1,155,328
	Operating Expenses	341,578	304,482	956,410	931,612
	Operating Income	$114,943	$80,494	$298,211	$223,716
Asset Management	Net Revenue	$298,797	$338,747	$926,449	$1,051,492
	Operating Expenses	233,614	246,094	707,676	747,511
	Operating Income	$65,183	$92,653	$218,773	$303,981
Corporate	Net Revenue (Loss)	$(28,574)	$(6,294)	$(119,888)	$(6,147)
	Operating Expenses (Credit)	(6,590)	11,894	(46,612)	66,040
	Operating Loss	$(21,984)	$(18,188)	$(73,276)	$(72,187)
Total	Net Revenue	$726,744	$717,429	$2,061,182	$2,200,673
	Operating Expenses	568,602	562,470	1,617,474	1,745,163
	Operating Income	$158,142	$154,959	$443,708	$455,510

	As Of
	September 30, 2022	December 31, 2021
Total Assets
Financial Advisory	$1,175,237	$1,239,964
Asset Management	912,481	1,128,549
Corporate	4,120,207	4,778,668
Total	$6,207,925	$7,147,181

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

19.	CONSOLIDATED VIEs

The Company’s consolidated VIEs as of September 30, 2022 and December 31, 2021 include LGAC (see Note 1) and certain funds (“LFI Consolidated Funds”) that were established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement.  Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.  The assets of LFI Consolidated Funds, except as it relates to $115,446 and $140,371 of LFI held by Lazard Group as of September 30, 2022 and December 31, 2021, respectively, can only be used to settle the obligations of LFI Consolidated Funds. The Company’s consolidated VIE assets and liabilities for LFI Consolidated Funds as reflected in the condensed consolidated statements of financial condition consist of the following at September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$3,879	$3,936
Customers and other receivables	273	305
Investments	180,951	204,062
Other assets	595	328
Total Assets	$185,698	$208,631

LIABILITIES
Deposits and other customer payables	$719	$50
Other liabilities	517	910
Total Liabilities	$1,236	$960

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Ltd’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”). All references to “2022,” “2021,” “third quarter,” “first nine months” or “the period” refer to, as the context requires, the three month and nine month periods ended September 30, 2022 and 2021.

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

Our consolidated net revenue was derived from the following segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Financial Advisory	63%	54%	61%	52%
Asset Management	41	47	45	48
Corporate	(4)	(1)	(6)	-
Total	100%	100%	100%	100%

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

•

Financial Advisory—The global scale and breadth of our Financial Advisory business enables us to advise on a wide range of strategic and restructuring transactions across a variety of industries. In addition, we continue to invest in our Financial Advisory business by selectively hiring talented senior professionals in an effort to enhance our capabilities and sector expertise in M&A, capital structure and public and private capital markets.

•

Asset Management—In the short to intermediate term, we normally would expect most investor demand to come through financial institutions, and from defined benefit and defined contribution plans in developed economies because of their sheer scope and size. However, uncertainty due to continued concerns about inflation and geopolitical instability may impact our business in a manner that we cannot predict. Over the longer term, and depending upon local and global market conditions, we would expect an increasing share of our AUM to come from the developing economies around the globe, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Given our diversified investment platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from opportunities across the asset management industry despite the current challenges that markets have created for that industry. We are continually developing new investment strategies that extend our existing platforms and assessing potential product acquisitions or other inorganic growth opportunities. Among other efforts, we have been particularly focused on continuing to incorporate environmental, social and governance (“ESG”) considerations, as appropriate, into our investment research and launching strategies that use ESG and sustainability factors to drive long-term investment returns. In addition, recent examples of growth initiatives include the following: various Quantitative Equity strategies, convertible bond strategies, thematically oriented strategies, a long/short credit strategy and a new inflation oriented equity strategy.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions, including the subset of completed transactions involving values greater than $500 million, decreased in the first nine months of 2022 as compared to the first nine months of 2021. With respect to announced M&A transactions, the value and number of all transactions, including the subset of announced transactions involving values greater than $500 million, decreased in the first nine months of 2022 as compared to the first nine months of 2021.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	% Incr / (Decr)	2022	2021	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$771	$1,461	(47)%	$3,007	$3,763	(20)%
Number	6,220	10,093	(38)%	26,247	29,578	(11)%
Deals Greater than $500 million:
Value	$617	$1,125	(45)%	$2,328	$2,853	(18)%
Number	276	486	(43)%	988	1,208	(18)%
Announced M&A Transactions:
All deals:
Value	$733	$1,561	(53)%	$2,982	$4,474	(33)%
Number	7,027	10,206	(31)%	28,167	30,080	(6)%
Deals Greater than $500 million:
Value	$535	$1,232	(57)%	$2,218	$3,527	(37)%
Number	278	515	(46)%	968	1,432	(32)%

Source: Dealogic as of October 4, 2022.

Global restructuring activity during the first nine months of 2022, as measured by the number of corporate defaults, increased as compared to 2021. The number of defaulting issuers was 63 in the first nine months of 2022 according to Moody’s Investors Service, Inc., as compared to 41 in 2021.

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

Asset Management

The percentage change in major equity market indices at September 30, 2022, as compared to such indices at June 30, 2022, December 31, 2021 and at September 30, 2021, is shown in the table below.

	Percentage Changes September 30, 2022 vs.
	June 30, 2022	December 31, 2021	September 30, 2021
MSCI World Index	(6)%	(25)%	(20)%
Euro Stoxx	(4)%	(20)%	(15)%
MSCI Emerging Market	(12)%	(27)%	(28)%
S&P 500	(5)%	(24)%	(15)%

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

For private equity funds, incentive fees may be earned in the form of a “carried interest” if profits arising from realized investments exceed a specified threshold. Typically, such carried interest is ultimately calculated on a whole-fund basis and, therefore, clawback of carried interest during the life of the fund can occur. As a result, the Company recognizes incentive fees earned on our private equity funds when it is probable that a clawback will not occur.

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

Corporate segment total assets represented 66% of Lazard’s consolidated total assets as of September 30, 2022, which are attributable to cash and cash equivalents, restricted cash associated with LGAC, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, investments accounted for under the equity method of accounting, deferred tax assets and certain other assets associated with LFB and LGAC.

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

We do not believe inflation will have a significant affect on our compensation costs as they are substantially variable in nature. However, the rate of inflation may affect our other expenses. To the extent inflation results in rising interest rates and has other effects upon the securities markets or general macroeconomic conditions, it may adversely affect our financial position and results of operations by impacting overall levels of M&A activity, reducing our AUM or net revenue, or otherwise.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	($ in thousands)
Net Revenue	$726,744	$717,429	$2,061,182	$2,200,673
Operating Expenses:
Compensation and benefits	420,937	419,627	1,181,608	1,336,091
Non-compensation	147,650	142,828	435,821	409,027
Amortization of intangible assets related to acquisitions	15	15	45	45
Total operating expenses	568,602	562,470	1,617,474	1,745,163
Operating Income	158,142	154,959	443,708	455,510
Provision for income taxes	35,350	39,446	108,290	124,255
Net Income	122,792	115,513	335,418	331,255
Less - Net Income (Loss) Attributable to Noncontrolling Interests	16,995	8,304	20,265	13,568
Net Income Attributable to Lazard Ltd	$105,797	$107,209	$315,153	$317,687
Operating Income, as a % of net revenue	21.8%	21.6%	21.5%	20.7%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	($ in thousands)
Operating Revenue:
Net revenue	$726,744	$717,429	$2,061,182	$2,200,673
Adjustments:
Interest expense (a)	19,062	18,666	57,109	55,579
Distribution fees, reimbursable deal costs, bad debt expense and other (b)	(17,588)	(23,876)	(53,493)	(62,211)
Revenue related to noncontrolling interests (c)	(20,847)	(11,994)	(32,302)	(24,109)
(Gains) losses on investments pertaining to LFI (d)	16,180	1,368	65,601	(22,610)
Losses associated with restructuring and closing of certain offices (e)	-	51	-	23,630
Operating revenue	$723,551	$701,644	$2,098,097	$2,170,952

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$420,937	$419,627	$1,181,608	$1,336,091
Adjustments:
Noncontrolling interests (a)	(2,986)	(2,504)	(8,969)	(6,842)
(Charges) credits pertaining to LFI (b)	16,180	1,368	65,601	(22,610)
Expenses associated with restructuring and closing of certain offices	-	(1,012)	-	(14,922)
Adjusted compensation and benefits expense	$434,131	$417,479	$1,238,240	$1,291,717
Adjusted compensation and benefits expense, as a % of operating revenue	60.0%	59.5%	59.0%	59.5%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)

Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$147,650	$142,828	$435,821	$409,027
Adjustments:
Expenses relating to office space reorganization (a)	(933)	(991)	(2,928)	(3,644)
Distribution fees, reimbursable deal costs, bad debt expense and other (b)	(17,588)	(23,876)	(53,493)	(62,211)
Noncontrolling interests (c)	(866)	(1,188)	(3,070)	(3,704)
Credits (expenses) associated with restructuring and closing of certain offices	-	(39)	-	(1,424)
Adjusted non-compensation expense	$128,263	$116,734	$376,330	$338,044
Adjusted non-compensation expense, as a % of operating revenue	17.7%	16.6%	17.9%	15.6%

(a)	Represents building depreciation and other costs related to office space reorganization.
(b)

Represents certain distribution, introducer and management fees paid to third parties, reimbursable deal costs and bad debt expense relating to fees that are deemed uncollectible for which an equal amount is included for purposes of determining operating revenue.

(c)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	($ in thousands)
Earnings From Operations:
Operating revenue	$723,551	$701,644	$2,098,097	$2,170,952
Deduct:
Adjusted compensation and benefits expense	(434,131)	(417,479)	(1,238,240)	(1,291,717)
Adjusted non-compensation expense	(128,263)	(116,734)	(376,330)	(338,044)
Earnings from operations	$161,157	$167,431	$483,527	$541,191
Earnings from operations, as a % of operating revenue	22.3%	23.9%	23.1%	24.9%

Headcount information is set forth below:

	As of
	September 30, 2022	December 31, 2021	September 30, 2021
Headcount:
Managing Directors:
Financial Advisory (a)	210	179	182
Asset Management	119	110	108
Corporate	24	22	22
Total Managing Directors	353	311	312
Other Business Segment Professionals and Support Staff:
Financial Advisory (a)	1,457	1,349	1,358
Asset Management	1,109	1,088	1,066
Corporate	471	431	425
Total	3,390	3,179	3,161

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

Three Months Ended September 30, 2022 versus September 30, 2021

The Company reported net income attributable to Lazard Ltd of $106 million, as compared to net income attributable to Lazard Ltd of $107 million in the 2021 period.

Net revenue increased $9 million, or 1%, with operating revenue increasing $22 million, or 3%, as compared to the 2021 period. Fee revenue from investment banking and other advisory activities increased $69 million, or 18%, as compared to the 2021 period. Asset management fees, including incentive fees, decreased $45 million, or 14%, as compared to the 2021 period. In the aggregate, interest income, other revenue and interest expense decreased $15 million, as compared to the 2021 period.

Compensation and benefits expense remained substantially the same as compared to the 2021 period.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $434 million, an increase of $17 million, or 4%, as compared to $417 million in the 2021 period. The ratio of adjusted compensation and benefits expense to operating revenue was 60.0% for the 2022 period, as compared to 59.5% for the 2021 period.

Non-compensation expense increased $5 million, or 3%, as compared to the 2021 period. Adjusted non-compensation expense increased $12 million, or 10%, as compared to the 2021 period. The ratio of adjusted non-compensation expense to operating revenue was 17.7% for the 2022 period, as compared to 16.6% for the 2021 period.

Operating income increased $3 million, or 2%, as compared to the 2021 period.

Earnings from operations decreased $6 million, or 4%, as compared to the 2021 period, and, as a percentage of operating revenue, was 22.3% for the 2022 period, as compared to 23.9% in the 2021 period.

The provision for income taxes reflects an effective tax rate of 22.4%, as compared to 25.5% for the 2021 period. The decrease in the effective tax rate principally relates to changes in the geographic mix of earnings and an increase in discrete benefits.

Net income attributable to noncontrolling interests increased $9 million as compared to the 2021 period.

Nine Months Ended September 30, 2022 versus September 30, 2021

The Company reported net income attributable to Lazard Ltd of $315 million, as compared to net income attributable to Lazard Ltd of $318 million in the 2021 period.

Net revenue decreased $139 million, or 6%, with operating revenue decreasing $73 million, or 3%, as compared to the 2021 period. Fee revenue from investment banking and other advisory activities increased $71 million, or 6%, as compared to the 2021 period. Asset management fees, including incentive fees, decreased $134 million, or 13%, as compared to the 2021 period. In the aggregate, interest income, other revenue and interest expense decreased $77 million, as compared to the 2021 period.

Compensation and benefits expense decreased $154 million, or 12% as compared to the 2021 period.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $1,238 million, a decrease of $53 million, or 4%, as compared to $1,292 million in the 2021 period. The ratio of adjusted compensation and benefits expense to operating revenue was 59.0% for the 2022 period, as compared to 59.5% for the 2021 period.

Non-compensation expense increased $27 million, or 7%, as compared to the 2021 period, primarily due to increased marketing and business development expenses from higher travel, and investments in technology. Adjusted non-compensation expense increased $38 million, or 11%, as compared to the 2021 period. The ratio of adjusted non-compensation expense to operating revenue was 17.9% for the 2022 period, as compared to 15.6% for the 2021 period.

Operating income decreased $12 million, or 3%, as compared to the 2021 period.

Earnings from operations decreased $58 million, or 11%, as compared to the 2021 period, and, as a percentage of operating revenue, was 23.1% for the 2022 period, as compared to 24.9% in the 2021 period.

The provision for income taxes reflects an effective tax rate of 24.4%, as compared to 27.3% for the 2021 period. The decrease in the effective tax rate principally relates to changes in the geographic mix of earnings and an increase in discrete benefits.

Net income attributable to noncontrolling interests increased $7 million as compared to the 2021 period.

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

Financial Advisory

The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	($ in thousands)
Net Revenue	$456,521	$384,976	$1,254,621	$1,155,328
Operating Expenses	341,578	304,482	956,410	931,612
Operating Income	$114,943	$80,494	$298,211	$223,716
Operating Income, as a % of net revenue	25.2%	20.9%	23.8%	19.4%

Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	88	89	234	254
Percentage of total Financial Advisory net revenue from top 10 clients	32%	32%	21%	18%
Number of M&A transactions completed with values greater than $500 million (a)	17	26	66	69

(a)	Source: Dealogic as of October 4, 2022.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Americas	55%	63%	56%	63%
EMEA	44	36	43	36
Asia Pacific	1	1	1	1
Total	100%	100%	100%	100%

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

Three Months Ended September 30, 2022 versus September 30, 2021

Financial Advisory net revenue increased $72 million, or 19%, as compared to the 2021 period. The increase in Financial Advisory net revenue was primarily a result of an increase in the number of fees greater than $10 million as compared to the 2021 period.

Operating expenses increased $37 million, or 12%, as compared to the 2021 period, primarily due to increases in compensation and benefits expense associated with increased operating revenue.

Financial Advisory operating income was $115 million, an increase of $34 million, or 43%, as compared to operating income of $80 million in the 2021 period and, as a percentage of net revenue, was 25.2%, as compared to 20.9% in the 2021 period.

Nine Months Ended September 30, 2022 versus September 30, 2021

Financial Advisory net revenue increased $99 million, or 9%, as compared to the 2021 period. The increase in Financial Advisory net revenue was primarily a result of an increase in the number of fees greater than $10 million as compared to the 2021 period.

Operating expenses increased $25 million, or 3%, as compared to the 2021 period, primarily due to increased marketing and business development expenses from higher travel.

Financial Advisory operating income was $298 million, an increase of $74 million, or 33%, as compared to operating income of $224 million in the 2021 period and, as a percentage of net revenue, was 23.8%, as compared to 19.4% in the 2021 period.

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

Either directly, or through our third-party vendors, we perform a variety of regular due diligence procedures on our pricing service providers.

The following table shows the composition of AUM for the Asset Management segment:

	As of
	September 30, 2022	December 31, 2021
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$20,378	$31,227
Global	43,754	59,516
Local	43,589	56,310
Multi-Regional	45,988	73,953
Total Equity	153,709	221,006
Fixed Income:
Emerging Markets	9,288	12,231
Global	10,252	14,410
Local	4,986	6,022
Multi-Regional	13,786	13,623
Total Fixed Income	38,312	46,286
Alternative Investments	3,900	4,203
Private Equity	1,042	1,290
Cash Management	803	954
Total AUM	$197,766	$273,739

Total AUM at September 30, 2022 was $198 billion, a decrease of $76 billion, or 28%, as compared to total AUM of $274 billion at December 31, 2021 due to market and foreign exchange depreciation and net outflows. Average AUM for the three month and nine month periods ended September 30, 2022 decreased 24% and 14%, respectively, as compared to the three month and nine month periods ended September 30, 2021.

As of September 30, 2022, approximately 86% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, compared to approximately 87% as of December 31, 2021. As of September 30, 2022, approximately 14% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, compared to approximately 13% as of December 31, 2021.

As of September 30, 2022, AUM with foreign currency exposure represented approximately 63% of our total AUM as compared to 65% at December 31, 2021. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month and nine month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$170,274	$4,338	$(6,477)	$(2,139)	$(9,618)	$(4,808)	$153,709
Fixed Income	39,929	2,330	(1,790)	540	(503)	(1,654)	38,312
Other	6,423	480	(887)	(407)	(135)	(136)	5,745
Total	$216,626	$7,148	$(9,154)	$(2,006)	$(10,256)	$(6,598)	$197,766

(a)

Inflows in the Equity asset class were primarily attributable to the Global, Emerging Markets and Multi-Regional platforms, and inflows in the Fixed Income asset class were primarily attributable to the Multi-Regional and Global platforms. Outflows in the Equity asset class were primarily attributable to the Global, Multi-Regional, and Emerging Markets equity platforms, and outflows in the Fixed Income asset class were primarily attributable to the Global, Emerging Markets and Multi-Regional platforms.

	Nine Months Ended September 30, 2022
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$221,006	$17,543	$(30,278)	$(12,735)	$(41,958)	$(12,604)	$153,709
Fixed Income	46,286	6,825	(7,488)	(663)	(3,335)	(3,976)	38,312
Other	6,447	2,202	(1,984)	218	(605)	(315)	5,745
Total	$273,739	$26,570	$(39,750)	$(13,180)	$(45,898)	$(16,895)	$197,766

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

	Three Months Ended September 30, 2021
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

	Nine Months Ended September 30, 2021
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

As of October 21, 2022, AUM was $199.9 billion, a $2.1 billion increase since September 30, 2022. The increase in AUM was due to market appreciation of $3.4 billion, partially offset by foreign exchange depreciation of $0.6 billion and net outflows of $0.7 billion.

Average AUM for the three month and nine month periods ended September 30, 2022 and 2021 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	($ in millions)
Average AUM by Asset Class:
Equity	$166,976	$224,773	$184,027	$220,135
Fixed Income	39,109	47,456	42,376	46,177
Alternative Investments	4,089	3,596	4,288	3,306
Private Equity	1,114	1,305	1,203	1,326
Cash Management	971	811	945	817
Total Average AUM	$212,259	$277,941	$232,839	$271,761

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	($ in thousands)
Net Revenue	$298,797	$338,747	$926,449	$1,051,492
Operating Expenses	233,614	246,094	707,676	747,511
Operating Income	$65,183	$92,653	$218,773	$303,981
Operating Income, as a % of net revenue	21.8%	27.4%	23.6%	28.9%

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Americas	52%	50%	49%	47%
EMEA	37	39	40	42
Asia Pacific	11	11	11	11
Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2022 versus September 30, 2021

Asset Management net revenue decreased $40 million, or 12%, as compared to the 2021 period. Management fees and other revenue was $277 million, a decrease of $54 million, or 16%, as compared to $331 million in the 2021 period primarily due to a decrease in average AUM. Incentive fees were $22 million, an increase of $15 million as compared to $7 million in the 2021 period.

Operating expenses decreased $12 million, or 5%, as compared to the 2021 period primarily due to decreases in compensation and benefits expense associated with decreased operating revenue.

Asset Management operating income was $65 million, a decrease of $27 million, or 30%, as compared to operating income of $93 million in the 2021 period and, as a percentage of net revenue, was 21.8%, as compared to 27.4% in the 2021 period.

Nine Months Ended September 30, 2022 versus September 30, 2021

Asset Management net revenue decreased $125 million, or 12%, as compared to the 2021 period. Management fees and other revenue was $872 million, a decrease of $105 million, or 11%, as compared to $977 million in the 2021 period primarily due to a decrease in average AUM. Incentive fees were $54 million, a decrease of $21 million as compared to $75 million in the 2021 period.

Operating expenses decreased $40 million, or 5%, as compared to the 2021 period primarily due to decreases in compensation and benefits expense associated with decreased operating revenue.

Asset Management operating income was $219 million, a decrease of $85 million, or 28% as compared to operating income of $304 million in the 2021 period and, as a percentage of net revenue, was 23.6%, as compared to 28.9% in the 2021 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	($ in thousands)
Interest Income	$6,158	$749	$9,139	$1,900
Interest Expense	(19,124)	(18,906)	(57,663)	(56,372)
Net Interest Expense	(12,966)	(18,157)	(48,524)	(54,472)
Other Revenue (Loss)	(15,608)	11,863	(71,364)	48,325
Net Revenue (Loss)	(28,574)	(6,294)	(119,888)	(6,147)
Operating Expenses (Credit)	(6,590)	11,894	(46,612)	66,040
Operating Loss	$(21,984)	$(18,188)	$(73,276)	$(72,187)

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2022 versus September 30, 2021

Net interest expense decreased $5 million as compared to the 2021 period.

Other revenue decreased $27 million as compared to the 2021 period primarily due to higher losses in the 2022 period as compared to the 2021 period attributable to investments held in connection with LFI.

Operating expenses decreased $18 million as compared to the 2021 period, primarily due to a decrease in compensation and benefits expense which reflected a decrease in charges pertaining to LFI.

Nine Months Ended September 30, 2022 versus September 30, 2021

Net interest expense decreased $6 million as compared to the 2021 period.

Other revenue decreased $120 million as compared to the 2021 period primarily due to losses in the 2022 period as compared to gains in the 2021 period attributable to investments held in connection with LFI.

Operating expenses decreased $113 million as compared to the 2021 period, primarily due to a decrease in compensation and benefits expense which reflected a decrease in charges pertaining to LFI.

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

Summary of Cash Flows:

	Nine Months Ended
	September 30,
	2022	2021
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$335	$331
Adjustments to reconcile net income to net cash provided by operating activities (a)	467	484
Other operating activities (b)	(282)	(402)
Net cash provided by operating activities	520	413
Investing activities	(32)	(24)
Financing activities (c)	(601)	321
Effect of exchange rate changes	(354)	(118)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	(467)	592
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	3,430	2,569
End of Period	$2,963	$3,161

(a)	Consists of the following:

	Nine Months Ended
	September 30,
	2022	2021
	($ in millions)
Depreciation and amortization of property	$32	$28
Noncash lease expense	46	52
Currency translation adjustment reclassification	-	24
Amortization of deferred expenses and share-based incentive compensation	333	326
Deferred tax provision	56	54
Total	$467	$484

(b)	Includes net changes in operating assets and liabilities.
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

(d)	Consists of cash and cash equivalents, deposits with banks and short-term investments and restricted cash.

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

Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”. In the first nine months of 2022, as reflected on the condensed consolidated statements of financial condition, both “deposits with banks and short-term investments” and “deposits and other customer payables” were relatively flat as compared to December 31, 2021, and reflect the level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.

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

We regularly monitor our liquidity position, including cash levels, lease obligations, investments in U.S. Treasury securities, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At September 30, 2022, Lazard had approximately $1 billion of cash, including approximately $515 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings. We expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

As of September 30, 2022, the Company’s lease obligations were $19 million for 2022 (October 1 through December 31), $143 million from 2023 through 2024, $119 million from 2025 through 2026 and $318 million through 2033.

As of September 30, 2022, Lazard had approximately $208 million in unused lines of credit available to it, including a $200 million, three-year, senior revolving credit facility with a group of lenders that expires in July 2023 (the “Amended and Restated Credit Agreement”) and unused lines of credit available to LFB of approximately $7 million.

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00, provided that the Consolidated Leverage Ratio may be greater than 3.25 to 1.00 for two (consecutive or nonconsecutive) quarters so long as it is not greater than 3.50 to 1.00 on the last day of any such quarter, or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended September 30, 2022, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.37 to 1.00 and its Consolidated Interest Coverage Ratio being 16.44 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of September 30, 2022.

In addition, the Amended and Restated Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions and also contains customary LIBOR-replacement mechanics. At September 30, 2022, the Company was in compliance with all of these provisions.

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

Financing Activities

The table below sets forth our corporate indebtedness as of September 30, 2022 and December 31, 2021. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		September 30, 2022			December 31, 2021
Senior Debt	Maturity	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2025 Senior Notes	2025	$400.0	$1.1	$398.9	$400.0	$1.5	$398.5
Lazard Group 2027 Senior Notes	2027	300.0	1.7	298.3	300.0	2.0	298.0
Lazard Group 2028 Senior Notes	2028	500.0	5.1	494.9	500.0	5.7	494.3
Lazard Group 2029 Senior Notes	2029	500.0	5.0	495.0	500.0	5.6	494.4
		$1,700.0	$12.9	$1,687.1	$1,700.0	$14.8	$1,685.2

The indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants (none of which relate to financial condition), events of default and other customary provisions. At September 30, 2022, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Stockholders’ Equity

At September 30, 2022, total stockholders’ equity was $677 million, as compared to $1,078 million at December 31, 2021, including $561 million and $975 million attributable to Lazard Ltd on the respective dates. The net activity in stockholders’ equity during the nine month period ended September 30, 2022 is reflected in the table below (in millions of dollars):

Stockholders’ Equity - January 1, 2022	$1,078
Increase (decrease) due to:
Net income	326
Other comprehensive loss	(111)
Amortization of share-based incentive compensation	201
Purchase of common stock	(612)
Settlement of share-based incentive compensation (a)	(55)
Common stock dividends	(139)
Other - net	(11)
Stockholders’ Equity - September 30, 2022	$677

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

Nine Months Ended September 30:	Number of Shares Purchased	Average Price Per Share
2021	6,469,429	$44.24
2022	17,249,880	$35.49

As of September 30, 2022, a total of $382 million of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, which authorization will expire on December 31, 2024.

During the nine month period ended September 30, 2022, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

On October 26, 2022, the Board of Directors of Lazard declared a quarterly dividend of $0.50 per share on our common stock. The dividend is payable on November 18, 2022 to stockholders of record on November 7, 2022.

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

Critical Accounting Policies and Estimates

The preparation of Lazard’s condensed consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Lazard evaluates its estimates, including those related to revenue recognition, the allowance for doubtful accounts, compensation liabilities, income taxes (including the impact on the tax receivable agreement obligation), and goodwill. Lazard bases these estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, including judgments regarding the carrying values of assets and liabilities, that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Compensation Liabilities

Annual discretionary compensation represents a significant portion of our annual compensation and benefits expense. We allocate the estimated amount of such annual discretionary compensation to interim periods in proportion to the amount of operating revenue earned in such periods based on an estimated annual ratio of awarded compensation and benefits expense to operating revenue. See “Financial Statement Overview—Operating Expenses” for more information on our periodic compensation and benefits expense.

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

The cumulative liability relating to our obligations under the TRA recorded as of September 30, 2022 and December 31, 2021 was $192 million and $213 million, respectively, and is recorded in “tax receivable agreement obligation” on the condensed consolidated statements of financial condition.

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

Seed investments held in entities in which the Company maintained a controlling interest were $85 million in twelve entities as of September 30, 2022, as compared to $74 million in ten entities as of December 31, 2021. LFI investments held in entities in which the Company maintained a controlling interest were $139 million in nine entities as of September 30, 2022, as compared to $175 million in ten entities as of December 31, 2021.

As of September 30, 2022 and December 31, 2021, the Company did not consolidate any seed investment entities or LFI investment entities, with the exception of the consolidation of certain LFI funds (see Note 19 of Notes to Condensed Consolidated Financial Statements). As such, seed investments and substantially all of LFI investments included in “investments” on the consolidated statements of financial condition represented the Company’s economic interest in the seed and LFI investments.

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

Data relating to investments is set forth below:

	September 30, 2022	December 31, 2021
	($ in thousands)
Seed investments by asset class:
Equities (a)	$109,906	$121,627
Fixed income	8,790	10,343
Alternative investments	29,535	30,495
Total seed investments	148,231	162,465
Other investments owned:
Private equity	24,164	30,127
U.S. Treasury securities	-	299,990
Fixed income and other	23,225	24,226
Total other investments owned	47,389	354,343
Subtotal	195,620	516,808
Add:
Private equity consolidated, not owned	17,640	16,462
Equity method	15,738	16,250
LFI	409,962	457,819
Total investments	$638,960	$1,007,339

(a)	At September 30, 2022 and December 31, 2021, seed investments in directly owned equity securities were invested as follows:

	September 30, 2022	December 31, 2021
Percentage invested in:
Financials	13%	16%
Consumer	33	32
Industrial	13	14
Technology	18	26
Other	23	12
Total	100%	100%

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

Equity Market Price Risk—At September 30, 2022 and December 31, 2021, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $130 million and $138 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $0.2 million and $0.3 million in the carrying value of such investments as of September 30, 2022 and December 31, 2021, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At September 30, 2022 and December 31, 2021, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $47 million and $351 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $0.04 million and $0.6 million in the carrying value of such investments as of September 30, 2022 and December 31, 2021, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At September 30, 2022 and December 31, 2021, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $47 million and $68 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a decrease of approximately $1.1 million and $2.4 million in the carrying value of such investments as of September 30, 2022 and December 31, 2021, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At September 30, 2022 and December 31, 2021, the Company’s exposure to changes in fair value of such investments was approximately $24 million and $30 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $2.4 million and $3.0 million in the carrying value of such investments as of September 30, 2022 and December 31, 2021.

For additional information regarding risks associated with our investments, see Item 1A, “Risk Factors—Other Business Risks—Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios” in our Form 10-K.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At September 30, 2022, total receivables amounted to $740 million, net of an allowance for doubtful accounts of $15 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 77% and 23% of total receivables, respectively. At December 31, 2021, total receivables amounted to $806 million, net of an allowance for doubtful accounts of $34 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 83% and 17% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFG and LFB offer wealth management and banking services to high net worth individuals and families. At September 30, 2022 and December 31, 2021, customers and other receivables included $119 million and $122 million, respectively, of LFB loans. Such loans were fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

The Company monitors its exposures to individual counterparties and diversifies where appropriate to reduce the exposure to concentrations of credit.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $19 million and $1 million at September 30, 2022 and December 31, 2021, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements and the derivative liability for warrants exercisable for LGAC Class A ordinary shares that were issued in connection with the LGAC IPO (the “LGAC Warrants”), amounted to $3 million at both September 30, 2022 and December 31, 2021.

The Company records the LGAC Warrants as derivative liabilities at fair value, which amounted to $1 million and $10 million at September 30, 2022 and December 31, 2021, respectively, with remeasurement gains and losses recorded in earnings.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $307 million and $359 million at September 30, 2022 and December 31, 2021, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of September 30, 2022, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $10 million in the event interest rates were to increase by 1% and decrease by approximately $10 million if rates were to decrease by 1%.

As of September 30, 2022, the Company’s cash and cash equivalents totaled approximately $1 billion. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and (iii) in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

None.

Issuer Repurchases of Equity Securities

The following table sets forth information regarding Lazard’s purchases of its common stock on a monthly basis during the third quarter of 2022. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2022
Share Repurchase Program (1)	1,775,000	$33.62	1,775,000	$559.0	million
Employee Transactions (2)	4,283	$33.05	-	-
August 1 – August 31, 2022
Share Repurchase Program (1)	1,926,190	$37.88	1,926,190	$486.0	million
Employee Transactions (2)	48,570	$36.26	-	-
September 1 – September 30, 2022
Share Repurchase Program (1)	2,949,808	$35.38	2,949,808	$381.7	million
Employee Transactions (2)	23,634	$36.21	-	-
Total
Share Repurchase Program (1)	6,650,998	$35.63	6,650,998	$381.7	million
Employee Transactions (2)	76,487	$36.07	-	-

(1)	During 2021 and through the nine months ended September 30, 2022, the Board of Directors of Lazard authorized the repurchase of common stock as set forth in the table below.
Date	Repurchase Authorization	Expiration
	($ in thousands)
April 2021	$300,000	December 31, 2022
February 2022	$300,000	December 31, 2024
July 2022	$500,000	December 31, 2024

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

(2)

Under the terms of the 2008 Plan and the 2018 Plan, upon the vesting of RSUs, PRSUs, DSUs and delivery of restricted common stock, shares of common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended September 30, 2022, the Company satisfied such obligations in lieu of issuing (i) 20,544 shares of common stock upon the vesting or settlement of 332,025 RSUs and (ii) 55,943 shares of common stock upon the vesting of 201,283 shares of restricted common stock.

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

10.15*

Letter Agreement, dated as of July 23, 2022, by and between Lazard Group LLC and Mary Ann Betsch (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on July 28, 2022).

10.16*

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

10.19*

Form of Agreement for Performance-Based Profits Interest Participation Right Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on April 30, 2019).

10.20*

First Amendment to the Lazard Ltd 2018 Incentive Compensation Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 16, 2021).

10.21*

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

10.23*

Form of Agreement for Profits Interest Participation Right Units under the 2018 Compensation Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on May 4, 2021).

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Mary Ann Betsch.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Mary Ann Betsch.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 31, 2022

LAZARD LTD

By:	/s/ Mary Ann Betsch
Name:	Mary Ann Betsch
Title:	Chief Financial Officer

By:	/s/ Dominick Ragone
Name:	Dominick Ragone
Title:	Chief Accounting Officer