Form 10-Q
period 2023-03-31
Lazard Ltd
filed 2023-05-02
CIK 1311370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 21, 2023, there were 112,766,091 shares of the Registrant’s common stock outstanding (including 26,100,048 shares held by subsidiaries).

TABLE OF CONTENTS

When we use the terms “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd’s primary operating asset is its indirect ownership as of March 31, 2023 of all of the common membership interests in Lazard Group and its controlling interest in Lazard Group. When we use the term “common stock”, we mean Class A common stock of Lazard Ltd, the only class of common stock of Lazard outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Page

Condensed Consolidated Statements of Financial Condition as of March 31, 2023 and December 31, 2022	2

Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2023 and 2022	4

Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2023 and 2022	5

Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2023 and 2022	6

Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interests for the three month periods ended March 31, 2023 and 2022	8

Notes to Condensed Consolidated Financial Statements	10

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2023 AND DECEMBER 31, 2022

(UNAUDITED)

(dollars in thousands, except for per share data)

	March 31,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$596,601	$1,234,773
Deposits with banks and short-term investments	522,560	779,246
Restricted cash	36,985	625,381
Receivables (net of allowance for credit losses of $24,929 and $17,738 at March 31, 2023 and December 31, 2022, respectively):
Fees	509,831	491,861
Customers and other	188,296	160,897
	698,127	652,758
Investments	741,868	698,977
Property (net of accumulated amortization and depreciation of $402,142 and $395,109 at March 31, 2023 and December 31, 2022, respectively)	245,685	250,073
Operating lease right-of-use assets	428,859	431,608
Goodwill and other intangible assets (net of accumulated amortization of $70,131 and $70,118 at March 31, 2023 and December 31, 2022, respectively)	394,260	377,330
Deferred tax assets	367,655	407,657
Other assets	534,917	394,758
Total Assets	$4,567,517	$5,852,561

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2023 AND DECEMBER 31, 2022

(UNAUDITED)

(dollars in thousands, except for per share data)

	March 31,	December 31,
	2023	2022
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$697,088	$921,834
Accrued compensation and benefits	442,890	735,576
Operating lease liabilities	509,761	513,688
Tax receivable agreement obligation	118,563	191,189
Senior debt	1,688,335	1,687,714
Deferred tax liabilities	4,793	3,920
Other liabilities	508,206	539,770
Total Liabilities	3,969,636	4,593,691
Commitments and contingencies
Redeemable noncontrolling interests	89,472	583,471
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - no shares issued and outstanding	-	-
Series B - no shares issued and outstanding	-	-
Common stock:
Class A, par value $.01 per share (500,000,000 shares authorized; 112,766,091 shares issued at March 31, 2023 and December 31, 2022, including shares held by subsidiaries as indicated below)	1,128	1,128
Additional paid-in-capital	94,312	167,890
Retained earnings	1,604,650	1,676,713
Accumulated other comprehensive loss, net of tax	(282,957)	(295,854)
	1,417,133	1,549,877
Class A common stock held by subsidiaries, at cost (26,100,898 and 26,814,213 shares at March 31, 2023 and December 31, 2022, respectively)	(965,707)	(993,414)
Total Lazard Ltd Stockholders’ Equity	451,426	556,463
Noncontrolling interests	56,983	118,936
Total Stockholders’ Equity	508,409	675,399
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$4,567,517	$5,852,561

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

(dollars in thousands, except for per share data)

	Three Months Ended
	March 31,
	2023	2022
REVENUE
Investment banking and other advisory fees	$277,408	$389,739
Asset management fees	261,479	315,052
Interest income	12,607	1,761
Other	10,417	9,592
Total revenue	561,911	716,144
Interest expense	19,475	21,252
Net revenue	542,436	694,892
OPERATING EXPENSES
Compensation and benefits	449,967	396,841
Occupancy and equipment	31,773	31,239
Marketing and business development	22,762	14,123
Technology and information services	44,040	37,931
Professional services	24,326	16,029
Fund administration and outsourced services	26,576	29,703
Amortization and other acquisition-related costs	48	15
Benefit pursuant to tax receivable agreement	(40,435)	-
Other	20,303	9,283
Total operating expenses	579,360	535,164
OPERATING INCOME (LOSS)	(36,924)	159,728
Provision (benefit) for income taxes	(21,725)	38,753
NET INCOME (LOSS)	(15,199)	120,975
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	6,973	7,099
NET INCOME (LOSS) ATTRIBUTABLE TO LAZARD LTD	$(22,172)	$113,876
ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	87,591,852	102,547,277
Diluted	87,591,852	108,186,642
NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
Basic	$(0.27)	$1.09
Diluted	$(0.27)	$1.05

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 31,
	2023	2022
NET INCOME (LOSS)	$(15,199)	$120,975
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	14,539	(18,068)
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $(595) and $788 for the three months ended March 31, 2023 and 2022, respectively)	(2,801)	3,439
Adjustment for items reclassified to earnings (net of tax expense of $376 and $267 for the three months ended March 31, 2023 and 2022, respectively)	1,160	849
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	12,898	(13,780)
COMPREHENSIVE INCOME (LOSS)	(2,301)	107,195
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	6,974	7,098
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO LAZARD LTD	$(9,275)	$100,097

See notes to condensed consolidated financial statements.

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,199)	$120,975
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	11,144	10,258
Noncash lease expense	15,155	17,089
Amortization of deferred expenses and share-based incentive compensation	108,254	90,633
Amortization and other acquisition-related costs	48	15
Deferred tax provision	40,235	26,261
Benefit pursuant to tax receivable agreement	(40,435)	-
Impairment of equity method investments and other receivables	22,981	-
Loss on LGAC liquidation	17,929	-
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	(43,689)	(15,160)
Investments	(160,276)	44,236
Other assets	(7,717)	(26,435)
Accrued compensation and benefits and other liabilities	(359,848)	(481,402)
Net cash used in operating activities	(411,418)	(213,530)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(4,612)	(13,510)
Disposals of property	2	2
Acquisition of business, net of cash acquired	(10,516)	-
Net cash used in investing activities	(15,126)	(13,508)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Customer deposits, net	-	302,342
Contributions from noncontrolling interests	50	191
Payments for:
Customer deposits, net	(239,051)	-
Distributions to noncontrolling interests	(2,042)	(4,474)
Tax receivable agreement	(32,191)	(20,945)
Distribution to redeemable noncontrolling interests in connection with LGAC redemption	(585,891)	-
Purchase of Class A common stock	(98,925)	(175,797)
Class A common stock dividends	(42,524)	(46,664)
Settlement of share-based incentive compensation in satisfaction of tax withholding requirements	(45,165)	(58,005)
LFI Consolidated Funds redemptions	(21,566)	(10,976)
Other financing activities	(5,110)	(4,915)
Net cash used in financing activities	(1,072,415)	(19,243)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	15,705	(51,822)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,483,254)	(298,103)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— January 1	2,639,400	3,430,014
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— March 31	$1,156,146	$3,131,911

See notes to condensed consolidated financial statements.

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:
	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$596,601	$1,234,773
Deposits with banks and short-term investments	522,560	779,246
Restricted cash	36,985	625,381
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$1,156,146	$2,639,400

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

LAZARD LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2023

(UNAUDITED)

(dollars in thousands)

			Additional		Accumulated Other Comprehensive	Class A Common Stock		Total Lazard Ltd		Total	Redeemable
	Common Stock		Paid-In-	Retained	Income (Loss),	Held By Subsidiaries		Stockholders’	Noncontrolling	Stockholders’	Noncontrolling
	Shares	$	Capital	Earnings	Net of Tax	Shares	$	Equity	Interests	Equity	Interests
Balance - January 1, 2023	112,766,091	$1,128	$167,890	$1,676,713	$(295,854)	26,814,213	$(993,414)	$556,463	$118,936	$675,399	$583,471
Comprehensive income (loss):
Net income (loss)				(22,172)				(22,172)	776	(21,396)	6,197
Other comprehensive income - net of tax					12,897			12,897	1	12,898
Amortization of share-based incentive compensation			68,511					68,511	2,023	70,534
Dividend equivalents			7,119	(7,367)				(248)	(4,839)	(5,087)
Class A common stock dividends ($0.50 per share)				(42,524)				(42,524)		(42,524)
Purchase of Class A common stock						2,692,161	(98,925)	(98,925)		(98,925)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $392			(176,320)			(3,364,092)	125,099	(51,221)	5,664	(45,557)
Business acquisitions and related equity transactions:
Class A common stock issuable			1,775					1,775		1,775
Delivery of Class A common stock			(1,533)			(41,384)	1,533	-		-
Distributions to noncontrolling interests, net								-	(1,992)	(1,992)
LFI Consolidated Funds								-	(74,164)	(74,164)	85,106
Change in redemption value of redeemable noncontrolling interests			(412)					(412)	(177)	(589)	589
LGAC liquidation:
Distribution to redeemable noncontrolling interests											(585,891)
Reversal to net loss of amounts previously charged to additional paid-in-capital and noncontrolling interests			13,195					13,195	4,734	17,929
Reversal of deferred offering costs liability			14,087					14,087	6,038	20,125
Other								-	(17)	(17)
Balance - March 31, 2023	112,766,091	$1,128	$94,312	$1,604,650	$(282,957)	26,100,898	$(965,707)	$451,426	$56,983	$508,409	$89,472

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of March 31, 2023 and December 31, 2022. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group, which as of December 31, 2022 was governed by an Amended and Restated Operating Agreement dated as of February 4, 2019. Such operating agreement was subsequently amended and restated effective as of January 1, 2023 (as so amended and restated, the “Operating Agreement”).

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

In addition, we record selected other activities in our Corporate segment, including management of cash, investments, deferred tax assets, outstanding indebtedness, certain contingent obligations, and certain assets and liabilities associated with (i) Lazard Group’s Paris-based subsidiary, Lazard Frères Banque SA (“LFB”), and (ii) a special purpose acquisition company that was sponsored by an affiliate of the Company, Lazard Growth Acquisition Corp. I (“LGAC”).

Basis of Presentation

The accompanying condensed consolidated financial statements of Lazard Ltd have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Ltd’s Annual Report on Form 10-K for the year ended December 31, 2022. The accompanying December 31, 2022 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

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

The consolidated results of operations for the three month period ended March 31, 2023 are not indicative of the results to be expected for any future interim or annual period.

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

Lazard Growth Acquisition Corp. I

In February 2021, LGAC consummated its $575,000 initial public offering (the “LGAC IPO”). LGAC is a dormant special purpose acquisition company, that was incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).  LGACo 1 LLC, a Delaware series limited liability company and the Company’s subsidiary, was the sponsor of LGAC. LGAC is considered to be a VIE. The Company holds a controlling financial interest in LGAC through the sponsor’s ownership of Class B founder shares of LGAC. As a result, both LGAC and the sponsor are consolidated in the Company’s financial statements.

The proceeds from the LGAC IPO of $575,000 were held in a trust account, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the trust account to the LGAC shareholders in connection with the redemption of LGAC’s Class A ordinary shares, subject to certain conditions. The cash held in the trust account was recorded in “restricted cash” on the condensed consolidated statements of financial condition as of December 31, 2022.

Transaction costs, which consisted of a net underwriting fee of $8,500, $20,125 of non-cash deferred underwriting fees (included in “other liabilities” on the condensed consolidated statements of financial condition as of December 31, 2022) and $852 of other offering costs, were charged against the gross proceeds of the LGAC IPO.

“Redeemable noncontrolling interests” of $583,471 associated with the publicly held LGAC Class A ordinary shares were recorded on the Company’s condensed consolidated statements of financial condition as of December 31, 2022 at redemption value and classified as temporary equity. Changes in redemption value are recognized immediately as they occur and will adjust the carrying value of redeemable noncontrolling interests to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable noncontrolling interests shall be affected by credits or charges to additional paid-in-capital and noncontrolling interests attributable to certain members of LGACo 1 LLC based on pro rata ownership.

The warrants exercisable for LGAC Class A ordinary shares that were issued in connection with the LGAC IPO (the “LGAC Warrants”) meet the definition of a liability under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815 and were classified as derivative liabilities which were remeasured at fair value at each balance sheet date until exercised, with changes in fair value reported to earnings. See Note 6.

On February 23, 2023, LGAC redeemed all of its outstanding publicly held Class A ordinary shares as a result of LGAC not consummating a Business Combination within the time period required by its amended and restated memorandum and articles of association resulting in the distribution of $585,891 of the cash held in the trust account to the LGAC shareholders. The Company recognized $17,929 of losses on the liquidation of LGAC in “revenue-other” on the condensed consolidated statement of operations for the three month period ended March 31, 2023. In addition, the $20,125 of non-cash deferred underwriting fees noted above was no longer probable of being incurred and therefore was reversed from other liabilities to additional paid-in-capital. There were no redemption rights or liquidating distributions with respect to the LGAC warrants.

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

The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended
	March 31,
	2023	2022
Net Revenue:
Financial Advisory (a)	$277,574	$390,215

Asset Management:
Management fees and other (b)	$278,598	$313,336
Incentive fees (c)	5,446	25,165
Total Asset Management	$284,044	$338,501

(a)

Financial Advisory is comprised of a wide array of financial advisory services regarding M&A advisory, capital markets advisory, shareholder advisory, restructuring and capital solutions, sovereign advisory, geopolitical advisory, capital raising and placement, and other strategic advisory work for clients. The benefits of these advisory services are generally transferred to the Company’s clients over time, and consideration for these advisory services typically includes transaction completion, transaction announcement and retainer fees. Retainer fees are generally fixed and recognized over the period in which the advisory services are performed. However, transaction announcement and transaction completion fees are variable and subject to constraints, and they are typically not recognized until there is an announcement date or a completion date, respectively, due to the uncertainty associated with those events. Therefore, in any given period, advisory fees recognized for certain transactions may relate to services performed in prior periods. The advisory fees that may be unrecognized as of the end of a reporting period, primarily comprised of fees associated with transaction announcements and transaction completions, generally remain unrecognized due to the uncertainty associated with those events.

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

3.	RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The Company’s receivables represent fee receivables, amounts due from customers and other receivables. Where applicable, receivables are stated net of an estimated allowance for credit losses determined in accordance with the current expected credit losses (“CECL”) model, for general credit risk of the overall portfolio and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute.

Activity in the allowance for credit losses for the three month periods ended March 31, 2023 and 2022 was as follows:

	Three Months Ended
	March 31,
	2023	2022
Beginning Balance	$17,738	$33,957
Bad debt expense, net of reversals	7,825	519
Charge-offs, foreign currency translation and other adjustments	(634)	(663)
Ending Balance	$24,929	$33,813

Bad debt expense, net of reversals represents the current period provision of expected credit losses and is included in “operating expenses–other” on the condensed consolidated statements of operations.

Of the Company’s fee receivables at March 31, 2023 and December 31, 2022, $96,611 and $97,964, respectively, represented financing receivables for our Private Capital Advisory fees.

At March 31, 2023 and December 31, 2022, customers and other receivables included $128,666 and $128,890, respectively, of customer loans, which are fully collateralized and closely monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of March 31, 2023 and December 31, 2022.

The aggregate carrying amount of other fees and customers and other receivables was $472,850 and $425,904 at March 31, 2023 and December 31, 2022, respectively.

The allowance for credit losses is substantially all related to M&A and Restructuring fee receivables and other receivables.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

4.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Debt	$4,116	$-
Equities	52,088	43,889
Funds:
Alternative investments (a)	70,233	56,947
Debt (a)	205,701	178,556
Equity (a)	358,202	350,282
Private equity	51,528	53,822
	685,664	639,607
Investments, at fair value	741,868	683,496
Equity method investments	-	15,481
Total investments	$741,868	$698,977
Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$4,106	$4,651

(a)

Interests in alternative investment funds, debt funds and equity funds include investments, including those held by LFI Consolidated Funds (see Note 19), with fair values of $27,038, $176,210 and $294,278, respectively, at March 31, 2023 and $24,137, $142,632 and $266,528, respectively, at December 31, 2022, held in order to satisfy the Company’s obligation upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 6 and 12).

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

During the three month periods ended March 31, 2023 and 2022, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to equity securities and trading debt securities still held as of the reporting date as follows:

	Three Months Ended
	March 31,
	2023	2022
Net unrealized investment gains (losses)	$24,787	$(40,867)

5.	FAIR VALUE MEASUREMENTS

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

The following tables present, as of March 31, 2023 and December 31, 2022, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	March 31, 2023
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$4,116	$-	$-	$-	$4,116
Equities	51,454	-	634	-	52,088
Funds:
Alternative investments	28,066	-	-	42,167	70,233
Debt	205,696	-	-	5	205,701
Equity	358,160	-	-	42	358,202
Private equity	-	-	19,139	32,389	51,528
Derivatives	-	3,991	-	-	3,991
Total	$647,492	$3,991	$19,773	$74,603	$745,859
Liabilities:
Securities sold, not yet purchased	$4,106	$-	$-	$-	$4,106
Contingent consideration liability	-	-	6,342	-	6,342
Derivatives	-	368,452	-	-	368,452
Total	$4,106	$368,452	$6,342	$-	$378,900

	December 31, 2022
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Equities	$43,243	$-	$646	$-	$43,889
Funds:
Alternative investments	27,073	-	-	29,874	56,947
Debt	178,552	-	-	4	178,556
Equity	350,242	-	-	40	350,282
Private equity	-	-	18,772	35,050	53,822
Derivatives	-	14,554	-	-	14,554
Total	$599,110	$14,554	$19,418	$64,968	$698,050
Liabilities:
Securities sold, not yet purchased	$4,651	$-	$-	$-	$4,651
Derivatives	115	327,045	-	-	327,160
Total	$4,766	$327,045	$-	$-	$331,811

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$646	$1	$-	$-	$(13)	$634
Private equity funds	18,772	-	-	-	367	19,139
Total Level 3 assets	$19,418	$1	$-	$-	$354	$19,773

Liabilities:
Contingent consideration liability	$-	$33	$7,754	$(1,445)	$-	$6,342
Total Level 3 liabilities	$-	$33	$7,754	$(1,445)	$-	$6,342

	Three Months Ended March 31, 2022
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$578	$7	$-	$-	$(10)	$575
Private equity funds	293	-	-	(13)	(6)	274
Total Level 3 assets	$871	$7	$-	$(13)	$(16)	$849

(a)

Earnings recorded in “other revenue” for investments in Level 3 assets for the three month periods ended March 31, 2023 and 2022 include net unrealized gains of $1 and $7, respectively. Unrealized losses of $33 were recorded in “amortization and other acquisition-related costs” for the contingent consideration liability for the three month period ended March 31, 2023.

There were no transfers into or out of Level 3 within the fair value hierarchy during the three month periods ended March 31, 2023 and 2022.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following tables present, at March 31, 2023 and December 31, 2022, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	March 31, 2023
						Investments Redeemable
	Fair Value	Unfunded Commitments		% of Fair Value Not Redeemable		Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$41,526	$-		NA		(a)	30-60 days
Other	641	-		NA		(b)	<30-30 days
Debt funds	5	-		NA		(c)	<30 days
Equity funds	42	-		NA		(d)	<30-60 days
Private equity funds:
Equity growth	32,389	5,455	(e)	100%	(f)	NA	NA
Total	$74,603	$5,455

(a)	monthly (73%) and quarterly (27%)
(b)	daily (5%) and monthly (95%)
(c)	daily (100%)
(d)	monthly (34%) and annually (66%)
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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Investment Capital Funding Commitments—At March 31, 2023, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $5,093. The investment period for EGCP III ended on October 12, 2016, after which point the Company’s obligation to fund capital contributions for new investments in EGCP III expired. The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.

6.DERIVATIVES

The tables below present the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 12) on the accompanying condensed consolidated statements of financial condition as of March 31, 2023 and December 31, 2022. Notional amounts provide an indication of the volume of the Company's derivative activity.

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

	March 31, 2023
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$1,980	$200,158	$1,489	$232,388
Total return swaps and other	3,329	70,243	747	74,890
LFI and other similar deferred compensation arrangements	-	-	367,534	389,040
Total gross derivatives	5,309	$270,401	369,770	$696,318
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(575)		(575)
Total return swaps and other	(743)		(743)
Net derivatives in "other assets" and "other liabilities"	3,991		368,452
Amounts not netted (a):
Cash collateral	(581)		-
Securities collateral	-		-
	$3,410		$368,452

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

Net gains (losses) with respect to derivative instruments (included in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2023 and 2022, were as follows:

	Three Months Ended
	March 31,
	2023	2022
Forward foreign currency exchange rate contracts	$94	$1,906
LFI and other similar deferred compensation arrangements	(16,453)	14,323
LGAC Warrants	115	3,910
Total return swaps and other	(6,410)	6,188
Total	$(22,654)	$26,327

See Note 1 for additional information on LGAC Warrants.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

7.	PROPERTY, NET

At March 31, 2023 and December 31, 2022, property consisted of the following:

	Estimated Depreciable	March 31,	December 31,
	Life in Years	2023	2022
Buildings	33	$141,428	$135,103
Leasehold improvements	3-20	253,886	208,323
Furniture and equipment	3-10	239,857	236,194
Construction in progress		12,656	65,562
Total		647,827	645,182
Less - Accumulated depreciation and amortization		402,142	395,109
Property, net		$245,685	$250,073

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at March 31, 2023 and December 31, 2022 are presented below:

	March 31,	December 31,
	2023	2022
Goodwill	$394,185	$377,240
Other intangible assets (net of accumulated amortization)	75	90
	$394,260	$377,330

At March 31, 2023 and December 31, 2022, goodwill of $312,938 and $312,699, respectively, was attributable to the Company’s Financial Advisory segment and, goodwill of $81,247 and $64,541, respectively, was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the three month periods ended March 31, 2023 and 2022 are as follows:

	March 31,
	2023	2022
Balance, January 1	$377,240	$379,421
Acquisition of business	16,706	-
Foreign currency translation adjustments	239	59
Balance, March 31	$394,185	$379,480

The acquisition in the three month period ended March 31, 2023 was attributable to the Company’s Asset Management segment. All other changes in the carrying amount of goodwill for the three month periods ended March 31, 2023 and 2022 are attributable to the Company’s Financial Advisory segment.

          Amortization expense of intangible assets, included in “amortization and other acquisition-related costs” in the condensed consolidated statements of operations, for both three month periods ended March 31, 2023 and 2022 was $15.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

9.	SENIOR DEBT

Senior debt is comprised of the following as of March 31, 2023 and December 31, 2022:

				Outstanding as of
	Initial		Annual	March 31, 2023			December 31, 2022
	Principal Amount	Maturity Date	Interest Rate(a)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2025 Senior Notes	$400,000	2/13/25	3.75%	$400,000	$885	$399,115	$400,000	$1,003	$398,997
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	300,000	1,528	298,472	300,000	1,625	298,375
Lazard Group 2028 Senior Notes	500,000	9/19/28	4.50%	500,000	4,651	495,349	500,000	4,864	495,136
Lazard Group 2029 Senior Notes	500,000	3/11/29	4.375%	500,000	4,601	495,399	500,000	4,794	495,206
Total				$1,700,000	$11,665	$1,688,335	$1,700,000	$12,286	$1,687,714

(a)

The effective interest rates of Lazard Group’s 3.75% senior notes due February 13, 2025 (the “2025 Notes”), Lazard Group’s 3.625% senior notes due March 1, 2027 (the “2027 Notes”), Lazard Group’s 4.50% senior notes due September 19, 2028 (the “2028 Notes”) and Lazard Group’s 4.375% senior notes due March 11, 2029 (the “2029 Notes”) are 3.87%, 3.76%, 4.67% and 4.53%, respectively.

The Company’s senior debt at March 31, 2023 and December 31, 2022 is carried at their principal balances outstanding, net of unamortized debt costs. At those dates, the fair value of such senior debt was approximately $1,626,000 and $1,602,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

On July 22, 2020, Lazard Group entered into an Amended and Restated Credit Agreement with a group of lenders for a three-year, $200,000 senior revolving credit facility expiring in July 2023 (the “Amended and Restated Credit Agreement”). Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. The Amended and Restated Credit Agreement contains certain covenants, events of default and other customary provisions, including customary LIBOR-replacement mechanics. At March 31, 2023 and December 31, 2022, no amounts were outstanding under the Amended and Restated Credit Agreement.

As of March 31, 2023, the Company had approximately $209,200 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement and the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of March 31, 2023, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

10.	COMMITMENTS AND CONTINGENCIES

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At March 31, 2023, LFB and LFNY had no such underwriting commitments.

See Notes 5 and 13 for information regarding commitments relating to investment capital funding commitments and obligations to fund our pension plans, respectively.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The fulfillment of the commitments described herein should not have a material adverse effect on the Company’s condensed consolidated financial position or results of operations.

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

11.	STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

Share Repurchase Program—Since 2021 and through the three month period ended March 31, 2023, the Board of Directors of Lazard authorized the repurchase of Lazard Ltd Class A common stock (“common stock”), the only class of common stock of Lazard outstanding as set forth in the table below:

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

Three Months Ended March 31:	Number of Shares Purchased	Average Price Per Share
2022	4,717,821	$37.26
2023	2,692,161	$36.75

During the three month periods ended March 31, 2023 and 2022, certain of our executive officers received common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the three month period ended March 31, 2023, the Company purchased shares of common stock from certain of our executive officers. There were no such purchases (other than for taxes) during the three month period ended March 31, 2022. The aggregate value of all such purchases during the three month periods ended March 31, 2023 and 2022 was approximately $11,100 and $11,500, respectively. Such shares of common stock are reported at cost.

As of March 31, 2023, a total of $203,220 of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, which authorization will expire on December 31, 2024.

During the three month period ended March 31, 2023, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A and Series B preferred stock. Series A and Series B preferred shares were issued in connection with certain prior year business acquisitions and were each non-participating securities convertible into common stock, and had no voting or dividend rights. As of both March 31, 2023 and December 31, 2022, no shares of Series A or Series B preferred stock were outstanding.

Accumulated Other Comprehensive Income (Loss) (“AOCI”), Net of Tax—The tables below reflect the balances of each component of AOCI at March 31, 2023 and 2022 and activity during the three month periods then ended:

	Three Months Ended March 31, 2023
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2023	$(156,924)	$(138,930)	$(295,854)	$-	$(295,854)
Activity:
Other comprehensive income (loss) before reclassifications	14,539	(2,801)	11,738	1	11,737
Adjustments for items reclassified to earnings, net of tax	-	1,160	1,160	-	1,160
Net other comprehensive income (loss)	14,539	(1,641)	12,898	1	12,897
Balance, March 31, 2023	$(142,385)	$(140,571)	$(282,956)	$1	$(282,957)

	Three Months Ended March 31, 2022
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2022	$(92,178)	$(131,669)	$(223,847)	$-	$(223,847)
Activity:
Other comprehensive income (loss) before reclassifications	(18,068)	3,439	(14,629)	(1)	(14,628)
Adjustments for items reclassified to earnings, net of tax	-	849	849	-	849
Net other comprehensive income (loss)	(18,068)	4,288	(13,780)	(1)	(13,779)
Balance, March 31, 2022	$(110,246)	$(127,381)	$(237,627)	$(1)	$(237,626)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month periods ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Employee benefit plans:
Amortization relating to employee benefit plans (a)	$1,536	$1,116
Less - related income taxes	376	267
Total reclassifications, net of tax	$1,160	$849

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

The tables below summarize net income (loss) attributable to noncontrolling interests for the three month periods ended March 31, 2023 and 2022 and noncontrolling interests as of March 31, 2023 and December 31, 2022 in the Company’s condensed consolidated financial statements:

	Net Income (Loss) Attributable to Noncontrolling Interests
	Three Months Ended
	March 31,
	2023	2022
Edgewater	$639	$6,988
LFI Consolidated Funds	4,365	(2,751)
LGAC	1,968	2,860
Other	1	2
Total	$6,973	$7,099

	Noncontrolling Interests as of
	March 31,	December 31,
	2023	2022
Edgewater	$43,280	$44,681
Profits interest participation rights	13,690	10,792
LFI Consolidated Funds	-	74,164
LGAC	-	(10,714)
Other	13	13
Total	$56,983	$118,936

Redeemable Noncontrolling Interests—Redeemable noncontrolling interests principally represent LGAC interests as of December 31, 2022 (see Note 1) and consolidated VIE interests held by employees as of March 31, 2023 (see Note 19). Consolidated VIE interests held by employees (vested LFI awards), which may be redeemed at any time at the option of the holder for cash, are recorded on the Company’s condensed consolidated statements of financial position at redemption value and classified as temporary equity. Changes in redemption value are recognized immediately as they occur and will adjust the carrying value of redeemable noncontrolling interests to equal the redemption value at the end of each reporting period.

Dividends Declared, April 26, 2023—On, April 26, 2023, the Board of Directors of Lazard declared a quarterly dividend of $0.50 per share on our common stock. The dividend is payable on May 19, 2023, to stockholders of record on May 8, 2023.

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

12.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2018 Plan, 2008 Plan and 2005 Equity Incentive Plan (the “2005 Plan”) and activity with respect thereto during the three month periods ended March 31, 2023 and 2022 is presented below.

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

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs, RSAs and profits interest participation rights, including PRPUs) and “professional services” expense (with respect to DSUs) within the Company’s accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Share-based incentive awards:
RSUs	$43,576	$26,659
PRSUs	789	245
RSAs	6,926	4,936
Profits interest participation rights	19,062	21,448
DSUs	181	149
Total	$70,534	$53,437

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

RSUs generally include a dividend participation right that provides that, during the applicable vesting period, each RSU is attributed additional RSUs equivalent to any dividends paid on common stock during such period. During the three month period ended March 31, 2023, dividend participation rights required the issuance of 169,034 RSUs and the associated charge to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”) was $6,190.

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

Lazard Ltd’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of common stock on the date immediately preceding the date of the grant. During the three month period ended March 31, 2023, 4,774 DSUs had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs during the three month period ended March 31, 2023:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2023	9,022,917	$37.97	400,820	$37.66
Granted (including 169,034 RSUs relating to dividend participation)	4,228,611	$37.44	4,774	$37.85
Forfeited	(10,572)	$38.91	-	$-
Settled	(2,753,616)	$42.55	-	$-
Balance, March 31, 2023	10,487,340	$36.55	405,594	$37.66

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The weighted-average grant date fair value of RSUs granted in the three month periods ended March 31, 2023 and 2022, was $37.44 and $33.09, respectively. The weighted-average grant date fair value of DSUs granted in the three month periods ended March 31, 2023 and 2022 was $37.85 and $37.95, respectively.

In connection with RSUs that settled during the three month period ended March 31, 2023, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,094,533 shares of common stock during such three month period. Accordingly, 1,659,083 shares of common stock held by the Company were delivered during the three month period ended March 31, 2023.

As of March 31, 2023, estimated unrecognized RSU compensation expense was $223,576, with such expense expected to be recognized over a weighted average period of approximately 1.0 years subsequent to March 31, 2023.

RSAs

The following is a summary of activity related to RSAs associated with compensation arrangements during the three month period ended March 31, 2023:

	RSAs	Weighted Average Grant Date Fair Value
Balance, January 1, 2023	1,266,424	$36.99
Granted (including 25,258 relating to dividend participation)	600,922	$37.75
Forfeited	(3,401)	$41.41
Settled	(297,142)	$42.95
Balance, March 31, 2023	1,566,803	$36.14

The weighted-average grant date fair value of RSAs granted in the three month periods ended March 31, 2023 and 2022 was $37.75 and $33.17, respectively.

In connection with RSAs that settled during the three month period ended March 31, 2023, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 113,753 shares of common stock during such three month period. Accordingly, 183,389 shares of common stock held by the Company were delivered during the three month period ended March 31, 2023.

RSAs granted in 2023 generally include a dividend participation right that provides that during the applicable vesting period each RSA is attributed additional RSAs equivalent to any dividends paid on common stock during such period. During the three month period ended March 31, 2023, dividend participation rights required the issuance of 25,258 RSAs and the associated charge to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”) was $929.

At March 31, 2023, estimated unrecognized RSAs expense was $34,585, with such expense to be recognized over a weighted average period of approximately 1.0 years subsequent to March 31, 2023.

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

The following is a summary of activity relating to PRSUs during the three month period ended March 31, 2023:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2023	94,690	$39.27
Balance, March 31, 2023	94,690	$39.27

The weighted-average grant date fair value of PRSUs granted in the three month period ended March 31, 2022 was $35.44.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of March 31, 2023, the total estimated unrecognized compensation expense was $2,884, and the Company expects to amortize such expense over a weighted-average period of approximately 0.7 years subsequent to March 31, 2023.

Profits Interest Participation Rights

Profits interest participation rights are equity incentive awards that, subject to certain conditions, may be exchanged for shares of common stock pursuant to the 2018 Plan. Prior to 2023, the Company granted profits interest participation rights subject to service-based and performance-based vesting criteria and other conditions, and beginning in February 2021, incremental market-based vesting criteria, which we refer to as performance-based restricted participation units (“PRPUs”), to certain of our executive officers. The Company has also granted profits interest participation rights subject to service-based vesting criteria and other conditions, but not the performance-based and incremental market-based vesting criteria associated with PRPUs, to a limited number of other senior employees, including in March 2023 to certain of our executive officers. Profits interest participation rights generally provide for vesting approximately three years following the grant date, so long as applicable conditions have been satisfied.

Profits interest participation rights are a class of membership interests in Lazard Group that are intended to qualify as “profits interests” for U.S. federal income tax purposes, and are recorded as noncontrolling interests within stockholders’ equity in the Company’s condensed consolidated statements of financial condition until they are exchanged into common stock, at which time there is a reclassification to additional paid-in-capital.  The profits interest participation rights generally allow the recipient to realize value only to the extent that both (i) the service-based vesting conditions and, if applicable, the performance-based and incremental market-based conditions, are satisfied, and (ii) an amount of economic appreciation in the assets of Lazard Group occurs as necessary to satisfy certain partnership tax rules (referred to as the “Minimum Value Condition”) before the fifth anniversary of the grant date, otherwise the profits interest participation rights will be forfeited.  Upon satisfaction of such conditions, profits interest participation rights that are in parity with the value of common stock will be exchanged on a one-for-one basis for shares of common stock. If forfeited based solely on failing to meet the Minimum Value Condition, the associated compensation expense would not be reversed. With regard to the profits interest participation rights granted in February 2020, the Minimum Value Condition was met during the year ended December 31, 2021. On March 8, 2023, the profits interest participation rights granted in February 2020, for which the Minimum Value Condition and other vesting conditions were satisfied, were exchanged on a one-for-one basis for shares of common stock.

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

The performance metrics applicable to the PRPU awards granted prior to February 2021 were also evaluated on an annual basis at the end of each fiscal year during the performance period, and, if Lazard Ltd achieved a threshold level of performance with respect to the fiscal year, 25% of the target number of PRPUs were no longer at risk of forfeiture based on the achievement of performance criteria. Profits interest participation rights are allocated income, subject to vesting and settled in cash, in respect of dividends paid on common stock.

The following is a summary of activity relating to profits interest participation rights, including PRPUs, during the three month period ended March 31, 2023:

	Profits Interest Participation Rights	Weighted Average Grant Date Fair Value
Balance, January 1, 2023	4,131,628	$40.15
Granted	1,238,074	$35.94
Settled	(1,521,620)	$42.17
Balance, March 31, 2023 (a)	3,848,082	$38.00

(a)

Table includes 1,474,002 PRPUs as of March 31, 2023. This includes 2,447,224 PRPUs as of January 1, 2023, net of 973,222 PRPUs settled during the three month period ended March 31, 2023. The balance as of March 31, 2023 reflects the target number of PRPUs granted in February 2021 and March 2022. There were no PRPUs granted during the three month period ended March 31, 2023. The weighted average grant date fair values for PRPUs and other profits interest participation rights outstanding as of January 1, 2023 were $40.29 and $39.96, respectively. The weighted average grant date fair values for other profits interest participation rights granted during the three month period ended March 31, 2023 was $35.94. The weighted average grant date fair values for PRPUs and other profits interest participation rights settled during the three month period ended March 31, 2023 were $41.76 and $42.89, respectively. The weighted average grant date fair values for PRPUs and other profits interest participation rights outstanding as of March 31, 2023 were $39.31 and $37.19, respectively.

The weighted-average grant date fair value of profits interest participation rights granted in the three month periods ended March 31, 2023 and 2022 was $35.94 and $34.53, respectively. Compensation expense recognized for profits interest participation rights, including PRPUs, is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of March 31, 2023, the total estimated unrecognized compensation expense was $52,715 and the Company expects to amortize such expense over a weighted-average period of approximately 0.8 years subsequent to March 31, 2023.

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

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the three month period ended March 31, 2023:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2023	$112,124	$326,282
Granted	159,981	159,981
Settled	-	(137,633)
Forfeited	2,510	(1,018)
Amortization	(34,942)	-
Change in fair value related to:
Change in fair value of underlying investments	-	16,453
Adjustment for estimated forfeitures	-	3,114
Other	72	355
Balance, March 31, 2023	$239,745	$367,534

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.0 years subsequent to March 31, 2023.

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Amortization, net of forfeitures	$34,528	$35,625
Change in the fair value of underlying investments	16,453	(14,323)
Total	$50,981	$21,302

13.	EMPLOYEE BENEFIT PLANS

The Company provides retirement and other post-retirement benefits to certain of its employees through defined benefit pension plans (the “pension plans”). The Company also offers defined contribution plans to its employees. The pension plans generally provide benefits to participants based on average levels of compensation. Expenses related to the Company’s employee benefit plans are included in “compensation and benefits” expense for the service cost component, and “operating expenses–other” for the other components of benefit costs on the condensed consolidated statements of operations.

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

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s pension plans for the three month periods ended March 31, 2023 and 2022:

	Pension Plans
	Three Months Ended March 31,
	2023	2022
Components of Net Periodic Benefit Cost (Credit):
Service cost	$98	$211
Interest cost	5,152	3,000
Expected return on plan assets	(5,816)	(6,624)
Amortization of:
Prior service cost	26	29
Net actuarial loss	1,510	1,087
Settlement loss	759	436
Net periodic benefit cost (credit)	$1,729	$(1,861)

14.	INCOME TAXES

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

The Company recorded an income tax benefit of $21,725 and an income tax provision of $38,753 for the three month periods ended March 31, 2023 and 2022, respectively, representing effective tax rates of 58.8% and 24.3%, respectively. The difference between the U.S. federal statutory rate of 21.0% and the effective tax rates reflected above principally relates to (i) the tax impact of differences in the value of share based incentive compensation and other discrete items, (ii) foreign source income (loss) not subject to U.S. income taxes (including interest on intercompany financings), (iii) taxes payable to foreign jurisdictions that are not offset against U.S. income taxes, (iv) change in the U.S. federal valuation allowance affecting the provision for income taxes and (v) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate.

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

The Company’s basic and diluted net income per share calculations using the “two-class” method for the three month periods ended March 31, 2023 and 2022 are presented below:

	Three Months Ended
	March 31,
	2023	2022
Net income attributable to Lazard Ltd	$(22,172)	$113,876
Add - adjustment for earnings attributable to participating securities	(1,125)	(1,733)
Net income attributable to Lazard Ltd - basic	(23,297)	112,143
Add - adjustment for earnings attributable to participating securities	-	1,129
Net income attributable to Lazard Ltd - diluted	$(23,297)	$113,272
Weighted average number of shares of common stock outstanding	85,734,443	100,634,720
Add - adjustment for shares of common stock issuable on a non-contingent basis	1,857,409	1,912,557
Weighted average number of shares of common stock outstanding - basic	87,591,852	102,547,277
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of common stock issuable from share-based incentive compensation	-	5,639,365
Weighted average number of shares of common stock outstanding - diluted	87,591,852	108,186,642
Net income attributable to Lazard Ltd per share of common stock:
Basic	$(0.27)	$1.09
Diluted	$(0.27)	$1.05

16.	RELATED PARTIES

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Investment advisory fees relating to such services were $133,523 and $164,371 for the three month periods ended March 31, 2023 and 2022, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $58,596 and $57,283 remained as receivables at March 31, 2023 and December 31, 2022, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.

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

Pursuant to the periodic revaluation of the TRA liability and the assumptions reflected in the estimate, the revaluation had the effect of reducing the estimated liability under the TRA. As a result, the Company recorded a “benefit pursuant to tax receivable agreement” of $40,435 on the condensed consolidated statement of operations for the three month period ended March 31, 2023. In addition, the Company made a payment under the TRA in the three months ended March 31, 2023 of $32,191.

The cumulative liability relating to our obligations under the TRA as of March 31, 2023 and December 31, 2022 was $118,563 and $191,189, respectively, and is recorded in “tax receivable agreement obligation” on the condensed consolidated statements of financial condition.

Other

See Note 11 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.

17.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $5, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At March 31, 2023, LFNY’s regulatory net capital was $48,294, which exceeded the minimum requirement by $43,030. LFNY’s aggregate indebtedness to net capital ratio was 1.63:1 as of March 31, 2023.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At March 31, 2023, the aggregate regulatory net capital of the U.K. Subsidiaries was $181,434, which exceeded the minimum requirement by $122,490.

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

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At March 31, 2023, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $150,254, which exceeded the minimum required capital by $123,459.

At March 31, 2023, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the three month periods ended March 31, 2023 and 2022 is prepared using the following methodology:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended
		March 31,
		2023	2022
Financial Advisory	Net Revenue	$277,574	$390,215
	Operating Expenses	328,735	298,258
	Operating Income (Loss)	$(51,161)	$91,957
Asset Management	Net Revenue	$284,044	$338,501
	Operating Expenses	248,051	241,516
	Operating Income	$35,993	$96,985
Corporate	Net Revenue (Loss)	$(19,182)	$(33,824)
	Operating Expenses (Credit)	2,574	(4,610)
	Operating Loss	$(21,756)	$(29,214)
Total	Net Revenue	$542,436	$694,892
	Operating Expenses	579,360	535,164
	Operating Income (Loss)	$(36,924)	$159,728

	As Of
	March 31, 2023	December 31, 2022
Total Assets
Financial Advisory	$1,145,663	$1,099,921
Asset Management	860,230	978,083
Corporate	2,561,624	3,774,557
Total	$4,567,517	$5,852,561

LAZARD LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, except for per share data, unless otherwise noted)

19.	CONSOLIDATED VIEs

The Company’s consolidated VIEs as of March 31, 2023 and December 31, 2022 include LGAC (see Note 1) and certain funds (“LFI Consolidated Funds”) that were established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement.  Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.  The assets of LFI Consolidated Funds, except as it relates to $131,672 and $115,666 of LFI held by Lazard Group as of March 31, 2023 and December 31, 2022, respectively, can only be used to settle the obligations of LFI Consolidated Funds. The Company’s consolidated VIE assets and liabilities for LFI Consolidated Funds as reflected in the condensed consolidated statements of financial condition consist of the following at March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$3,907	$3,644
Customers and other receivables	591	240
Investments	216,862	186,300
Other assets	385	622
Total assets	$221,745	$190,806

LIABILITIES
Deposits and other customer payables	$104	$528
Other liabilities	497	448
Total liabilities	$601	$976

20.	COST-SAVING INITIATIVES

The Company is conducting cost-saving initiatives, which are expected to result in the reduction of approximately 10% of our workforce over the course of 2023. Compensation and benefits expense associated with the cost-saving initiatives for the three month period ended March 31, 2023 was $20,740, of which $8,777, $11,235, and $728 related to the Financial Advisory, Asset Management and Corporate segments, respectively.

The obligation pursuant to the cost-saving initiatives at March 31, 2023 was $8,184, which reflected payments of $12,556 made during the three month period ended March 31, 2023.

Additional costs of approximately $95,000, primarily related to compensation and benefits, are expected to be incurred in subsequent quarters of 2023.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Ltd’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”). All references to “2023,” “2022,” “first quarter” or “the period” refer to, as the context requires, the three month periods ended March 31, 2023 and 2022.

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

Forward-looking statements include, but are not limited to, statements about:

•	financial goals, including ratios of compensation and benefits expense to operating revenue;
•	ability to deploy surplus cash through dividends, share repurchases and debt repurchases;
•	ability to offset stockholder dilution through share repurchases;
•	possible or assumed future results of operations and operating cash flows;
•	strategies and investment policies;
•	financing plans and the availability of short-term borrowing;
•	competitive position;
•	future acquisitions, including the consideration to be paid and the timing of consummation;
•	potential growth opportunities available to our businesses;

•	potential impact of investments in our technology infrastructure and data science capabilities;
•	recruitment and retention of our managing directors and employees;
•	potential levels of compensation expense, including awarded compensation and benefits expense and adjusted compensation and benefits expense, and non-compensation expense;
•	potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts;
•	statements regarding environmental, social and governance (“ESG”) goals and initiatives;
•	likelihood of success and impact of litigation;
•	expected tax rates, including effective tax rates;
•	changes in interest and tax rates;
•	availability of certain tax benefits, including certain potential deductions;
•	potential impact of certain events or circumstances on our financial statements and operations;
•	changes in foreign currency exchange rates;
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

In addition, we record selected other activities in our Corporate segment, including management of cash, investments, deferred tax assets, outstanding indebtedness, certain contingent obligations and certain assets and liabilities associated with (i) Lazard Group’s Paris-based subsidiary, Lazard Frères Banque SA (“LFB”), and (ii) a special purpose acquisition company that was sponsored by an affiliate of the Company, Lazard Growth Acquisition Corp. I (“LGAC”).

Our consolidated net revenue was derived from the following segments:

	Three Months Ended
	March 31,
	2023	2022
Financial Advisory	51%	56%
Asset Management	52	49
Corporate	(3)	(5)
Total	100%	100%

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

The global macroeconomic environment remains uncertain, characterized by significant global inflation, rising interest rates, and turbulent capital markets. Near term, we believe market uncertainty and a lack of confidence among decision-makers is unlikely to improve and, as a result, the ongoing slowdown in M&A activity globally is likely to extend beyond the first quarter of 2023.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•

Financial Advisory—Despite the global macroeconomic environment, we remain actively engaged with our clients. The global scale and breadth of our Financial Advisory business enables us to advise on a wide range of strategic and restructuring transactions across a variety of industries. In addition, we continue to invest in our Financial Advisory business by selectively hiring talented senior professionals in an effort to enhance our capabilities and sector expertise in M&A, capital structure, restructuring and public and private capital markets.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions, including the subset of completed transactions involving values greater than $500 million, decreased in the first quarter of 2023 as compared to the first quarter of 2022. With respect to announced M&A transactions, the value and number of all transactions, including the subset of announced transactions involving values greater than $500 million, decreased in the first quarter of 2023 as compared to the first quarter of 2022.

	Three Months Ended
	March 31,
	2023	2022	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$617	$1,262	(51)%
Number	8,027	11,727	(32)%
Deals Greater than $500 million:
Value	$476	$958	(50)%
Number	206	420	(51)%
Announced M&A Transactions:
All deals:
Value	$589	$1,123	(48)%
Number	9,023	12,063	(25)%
Deals Greater than $500 million:
Value	$419	$815	(49)%
Number	196	365	(46)%

Source: Dealogic as of April 5, 2023.

Global restructuring activity during the first quarter of 2023, as measured by the number of corporate defaults, increased as compared to 2022. The number of defaulting issuers was 33 in the first quarter of 2023 according to Moody’s Investors Service, Inc., as compared to 25 in the first quarter of 2022.

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

Asset Management

The percentage change in major equity market indices at March 31, 2023, as compared to such indices at December 31, 2022 and at March 31, 2022, is shown in the table below:

	Percentage Changes March 31, 2023 vs.
	December 31, 2022	March 31, 2022
MSCI World Index	8%	(7)%
Euro Stoxx	14%	14%
MSCI Emerging Market	4%	(11)%
S&P 500	8%	(8)%

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

Financial Statement Overview

Net Revenue

The majority of Lazard’s Financial Advisory net revenue historically has been earned from the successful completion of M&A transactions, capital markets advisory, shareholder advisory, restructuring and capital solutions, sovereign advisory, geopolitical advisory, capital raising and placement, and other strategic advisory matters. The main drivers of Financial Advisory net revenue are overall M&A activity, the level of corporate debt defaults and the environment for capital raising activities, particularly in the industries and geographic markets in which Lazard focuses. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to clients, with such fees not being dependent on a specific transaction, and may also earn fees in connection with public and private securities offerings. Significant fluctuations in Financial Advisory net revenue can occur over the course of any given year, because a significant portion of such net revenue is earned upon the successful completion of a transaction, restructuring or capital raising activity, the timing of which is uncertain and is not subject to Lazard’s control.

Lazard’s Asset Management segment principally includes Lazard Asset Management LLC (together with its subsidiaries, (“LAM”), Lazard Frères Gestion SAS (“LFG”) and Edgewater. Asset Management net revenue is derived from fees for investment management and advisory services provided to clients. As noted above, the main driver of Asset Management net revenue is the level and product mix of AUM, which is generally influenced by the performance of the global equity markets and, to a lesser extent, fixed income markets as well as Lazard’s investment performance, which impacts its ability to successfully attract and retain assets. As a result, fluctuations (including timing thereof) in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. Asset Management fees are generally based on the level of AUM measured daily, monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations, currency fluctuations, changes in product mix, or net client asset flows will result in a corresponding increase or decrease in management fees. The majority of our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In addition, as Lazard’s AUM includes significant amounts of assets that are denominated in currencies other than U.S. Dollars, changes in the value of the U.S. Dollar relative to foreign currencies will impact the value of Lazard’s AUM and the overall amount of management fees generated by the AUM. Fees vary with the type of assets managed and the vehicle in which they are managed, with higher fees earned on equity assets and alternative investment funds, such as hedge funds and private equity funds, and lower fees earned on fixed income and cash management products.

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

Corporate segment total assets represented 56% of Lazard’s consolidated total assets as of March 31, 2023, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, deferred tax assets and certain other assets associated with LFB.

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

Our operating expenses also include our “benefit pursuant to tax receivable agreement” and “amortization and other acquisition-related costs”.

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

Cost-Saving Initiatives

The Company is conducting cost-saving initiatives, which are expected to result in the reduction of approximately 10% of our workforce over the course of 2023. Compensation and benefits expense associated with the cost-saving initiatives for the three month period ended March 31, 2023 was $21 million, of which $9 million, $11 million, and $1 million related to the Financial Advisory, Asset Management and Corporate segments, respectively.

Additional costs of approximately $95 million, primarily related to compensation and benefits, are expected to be incurred in subsequent quarters of 2023.

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

	Three Months Ended
	March 31,
	2023	2022
	($ in thousands)
Net Revenue	$542,436	$694,892
Operating Expenses:
Compensation and benefits	449,967	396,841
Non-compensation	169,780	138,308
Amortization and other acquisition-related costs	48	15
Benefit pursuant to tax receivable agreement	(40,435)	-
Total operating expenses	579,360	535,164
Operating Income (Loss)	(36,924)	159,728
Provision (benefit) for income taxes	(21,725)	38,753
Net Income (Loss)	(15,199)	120,975
Less - Net Income Attributable to Noncontrolling Interests	6,973	7,099
Net Income (Loss) Attributable to Lazard Ltd	$(22,172)	$113,876
Operating Income (Loss), as a % of net revenue	(6.8)%	23.0%

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

	Three Months Ended
	March 31,
	2023	2022
	($ in thousands)
Operating Revenue:
Net revenue	$542,436	$694,892
Adjustments:
Interest expense (a)	19,410	19,037
Distribution fees, reimbursable deal costs, bad debt expense and other (b)	(26,681)	(18,822)
Asset impairment charges (c)	19,129	-
Revenue related to noncontrolling interests (d)	(10,823)	(10,795)
(Gains) losses on investments pertaining to LFI (e)	(16,453)	14,323
Operating revenue	$527,018	$698,635

(a)

Interest expense (excluding interest expense incurred by LFB) is added back in determining operating revenue because such expense relates to corporate financing activities and is not considered to be a cost directly related to the revenue of our business.

(b)

Represents certain distribution, introducer and management fees paid to third parties, reimbursable deal costs and bad debt expense relating to fees and other receivables that are deemed uncollectible for which an equal amount is excluded for purposes of determining adjusted non-compensation expense.

(c)	Represents certain asset impairment charges.
(d)	Revenue or loss related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount.
(e)

Represents changes in the fair value of investments held in connection with LFI and other similar deferred compensation arrangements for which a corresponding equal amount is excluded from compensation and benefits expense.

	Three Months Ended
	March 31,
	2023	2022
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$449,967	$396,841
Adjustments:
Noncontrolling interests (a)	(3,010)	(2,462)
(Charges) credits pertaining to LFI (b)	(16,453)	14,323
Expenses associated with senior management transition (c)	(10,674)	-
Expenses associated with cost-saving initiatives (d)	(20,740)	-
Adjusted compensation and benefits expense	$399,090	$408,702
Adjusted compensation and benefits expense, as a % of operating revenue	75.7%	58.5%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)

Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

(c)	Represents expenses associated with senior management transition reflecting the departure of certain executive officers.
(d)	Represents expenses associated with cost-saving initiatives, including a reduction in our workforce.

	Three Months Ended
	March 31,
	2023	2022
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$169,780	$138,308
Adjustments:
Expenses relating to office space reorganization (a)	-	(1,124)
Distribution fees, reimbursable deal costs, bad debt expense and other (b)	(26,681)	(18,822)
Noncontrolling interests (c)	(841)	(1,236)
Adjusted non-compensation expense	$142,258	$117,126
Adjusted non-compensation expense, as a % of operating revenue	27.0%	16.8%

(a)	Represents building depreciation and other costs related to office space reorganization.
(b)

Represents certain distribution, introducer and management fees paid to third parties, reimbursable deal costs and bad debt expense relating to fees and other receivables that are deemed uncollectible for which an equal amount is included for purposes of determining operating revenue.

(c)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.
	Three Months Ended
	March 31,
	2023	2022
	($ in thousands)
Earnings (Loss) From Operations:
Operating revenue	$527,018	$698,635
Deduct:
Adjusted compensation and benefits expense	(399,090)	(408,702)
Adjusted non-compensation expense	(142,258)	(117,126)
Earnings (loss) from operations	$(14,330)	$172,807
Earnings (loss) from operations, as a % of operating revenue	(2.7)%	24.7%

Headcount information is set forth below:

	As of
	March 31, 2023	December 31, 2022	March 31, 2022
Headcount:
Managing Directors:
Financial Advisory	230	212	215
Asset Management	124	120	119
Corporate	24	25	24
Total Managing Directors	378	357	358
Other Business Segment Professionals and Support Staff:
Financial Advisory	1,470	1,463	1,336
Asset Management	1,107	1,105	1,107
Corporate	487	477	435
Total	3,442	3,402	3,236

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

Three Months Ended March 31, 2023 versus March 31, 2022

The Company reported net loss attributable to Lazard Ltd of $22 million, as compared to net income attributable to Lazard Ltd of $114 million in the 2022 period.

Net revenue decreased $152 million, or 22%, with operating revenue decreasing $172 million, or 25%, as compared to the 2022 period. Fee revenue from investment banking and other advisory activities decreased $112 million, or 29%, as compared to the 2022 period. Asset management fees, including incentive fees, decreased $54 million, or 17%, as compared to the 2022 period. In the aggregate, interest income, other revenue and interest expense increased $13 million, as compared to the 2022 period.

Compensation and benefits expense increased $53 million, or 13%, as compared to the 2022 period.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $399 million, a decrease of $10 million, or 2%, as compared to $409 million in the 2022 period. The ratio of adjusted compensation and benefits expense to operating revenue was 75.7% for the 2023 period, as compared to 58.5% for the 2022 period.

Non-compensation expense increased $31 million, or 23%, as compared to the 2022 period primarily reflecting higher travel and business development and professional services expenses, as well as continued investments in technology. Adjusted non-compensation expense increased $25 million, or 21%, as compared to the 2022 period. The ratio of adjusted non-compensation expense to operating revenue was 27.0% for the 2023 period, as compared to 16.8% for the 2022 period.

The Company reported an operating loss of $37 million, as compared to operating income of $160 million in the 2022 period.

The Company reported a loss from operations of $14 million, as compared to earnings from operations of $173 million in the 2022 period, and, as a percentage of operating revenue, was (2.7)% for the 2023 period, as compared to 24.7% in the 2022 period.

The provision for income taxes reflects an effective tax rate of 58.8%, as compared to 24.3% for the 2022 period. The increase in the effective tax rate principally relates to changes in the geographic mix of earnings and the impact of discrete items.

Net income attributable to noncontrolling interests remained substantially the same as compared to the 2022 period.

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

Financial Advisory

The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended
	March 31,
	2023	2022
	($ in thousands)
Net Revenue	$277,574	$390,215
Operating Expenses	328,735	298,258
Operating Income (Loss)	$(51,161)	$91,957
Operating Income (Loss), as a % of net revenue	(18.4)%	23.6%

Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended
	March 31,
	2023	2022
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	55	66
Percentage of total Financial Advisory net revenue from top 10 clients	38%	44%
Number of M&A transactions completed with values greater than $500 million (a)	10	23

(a)	Source: Dealogic as of April 5, 2023.

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

	Three Months Ended
	March 31,
	2023	2022
Americas	49%	50%
EMEA	50	48
Asia Pacific	1	2
Total	100%	100%

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

Three Months Ended March 31, 2023 versus March 31, 2022

Financial Advisory net revenue decreased $113 million, or 29%, as compared to the 2022 period. The decrease in Financial Advisory net revenue was primarily a result of a decrease in the number of fees greater than $10 million as compared to the 2022 period.

Operating expenses increased $30 million, or 10%, as compared to the 2022 period, primarily due to increased compensation and benefits expense, and marketing and business development expenses from higher travel.

Financial Advisory operating loss was $51 million as compared to operating income of $92 million in the 2022 period and, as a percentage of net revenue, was (18.4)%, as compared to 23.6% in the 2022 period.

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

Either directly, or through our third-party vendors, we perform a variety of regular due diligence procedures on our pricing service providers.

The following table shows the composition of AUM for the Asset Management segment:

	As of
	March 31, 2023	December 31, 2022
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$23,692	$21,557
Global	49,797	46,861
Local	49,887	47,504
Multi-Regional	55,252	51,473
Total Equity	178,628	167,395
Fixed Income:
Emerging Markets	9,164	8,944
Global	11,322	11,029
Local	6,002	5,352
Multi-Regional	18,973	18,061
Total Fixed Income	45,461	43,386
Alternative Investments	4,111	3,812
Other Alternative Investments	2,479	-
Private Equity	821	1,038
Cash Management	640	494
Total AUM	$232,140	$216,125

Total AUM at March 31, 2023 was $232 billion, an increase of $16 billion, or 7%, as compared to total AUM of $216 billion at December 31, 2022 due to market and foreign exchange appreciation and net inflows. Average AUM for the first quarter of 2023 decreased 12% as compared to the first quarter of 2022 and increased 7% as compared to the fourth quarter of 2022.

As of March 31, 2023, approximately 84% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, compared to 85% as of December 31, 2022. As of March 31, 2023, approximately 16% of our AUM was managed on behalf of individual client relationships, which was principally with family offices and individuals, compared to approximately 15% as of December 31, 2022.

As of March 31, 2023, AUM with foreign currency exposure represented approximately 64% of our total AUM as compared to 65% at December 31, 2022. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$167,395	$7,027	$(7,289)	$(262)	$10,750	$745	$178,628
Fixed Income	43,386	3,352	(2,622)	730	721	624	45,461
Other	5,344	3,281	(750)	2,531	149	27	8,051
Total	$216,125	$13,660	$(10,661)	$2,999	$11,620	$1,396	$232,140

Inflows include approximately $3.9 billion related to a wealth management acquisition.

Inflows in the Equity asset class were primarily attributable to the Global and Multi-Regional platforms, and inflows in the Fixed Income asset class were primarily attributable to the Multi-Regional and Local platforms. Outflows in the Equity asset class were primarily attributable to the Multi-Regional and Global equity platforms, and outflows in the Fixed Income asset class were primarily attributable to the Multi-Regional and Global platforms.

	Three Months Ended March 31, 2022
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

As of April 21, 2023, AUM was $235.6 billion, a $3.5 billion increase since March 31, 2023. The increase in AUM was due to market appreciation of $2.6 billion, foreign exchange appreciation of $500 million and net inflows of $400 million.

Average AUM for the three month periods ended March 31, 2023 and 2022 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended
	March 31,
	2023	2022
	($ in millions)
Average AUM by Asset Class:
Equity	$175,372	$204,121
Fixed Income	45,190	45,811
Alternative Investments	4,057	4,400
Other Alternative Investments	826	-
Private Equity	876	1,266
Cash Management	528	832
Total Average AUM	$226,849	$256,430

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended
	March 31,
	2023	2022
	($ in thousands)
Net Revenue	$284,044	$338,501
Operating Expenses	248,051	241,516
Operating Income	$35,993	$96,985
Operating Income, as a % of net revenue	12.7%	28.7%

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended
	March 31,
	2023	2022
Americas	41%	47%
EMEA	45	43
Asia Pacific	14	10
Total	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended March 31, 2023 versus March 31, 2022

Asset Management net revenue decreased $54 million, or 16%, as compared to the 2022 period. Management fees and other revenue was $279 million, a decrease of $34 million, or 11%, as compared to $313 million in the 2022 period primarily due to a decrease in average AUM. Incentive fees were $5 million, a decrease of $20 million as compared to $25 million in the 2022 period.

Operating expenses increased $7 million, or 3%, as compared to the 2022 period.

Asset Management operating income was $36 million, a decrease of $61 million, or 63%, as compared to operating income of $97 million in the 2022 period and, as a percentage of net revenue, was 12.7%, as compared to 28.7% in the 2022 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended
	March 31,
	2023	2022
	($ in thousands)
Interest Income	$7,319	$1,105
Interest Expense	(19,396)	(19,304)
Net Interest Expense	(12,077)	(18,199)
Other Revenue (Loss)	(7,105)	(15,625)
Net Revenue (Loss)	(19,182)	(33,824)
Operating Expenses (Credits)	2,574	(4,610)
Operating Loss	$(21,756)	$(29,214)

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended March 31, 2023 versus March 31, 2022

Net interest expense decreased $6 million as compared to the 2022 period.

Other revenue was positively impacted by gains attributable to investments held in connection with LFI in the 2023 period, as compared to losses in the 2022 period. Such gains in the 2023 period were partially offset by losses incurred from the impairment of equity method investments and the liquidation of LGAC.

Operating expenses, excluding the benefit pursuant to the TRA of $40 million, increased $48 million as compared to the 2022 period, primarily due to increased compensation and benefits expense which reflected charges in the 2023 period as compared to credits in the 2022 period pertaining to LFI, and higher professional services expenses.

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

Summary of Cash Flows:

	Three Months Ended
	March 31,
	2023	2022
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income (loss)	$(15)	$121
Adjustments to reconcile net income to net cash provided by operating activities (a)	175	144
Other operating activities (b)	(572)	(479)
Net cash used in operating activities	(412)	(214)
Investing activities	(15)	(13)
Financing activities (c)	(1,072)	(19)
Effect of exchange rate changes	16	(52)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(1,483)	(298)
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	2,639	3,430
End of Period	$1,156	$3,132

(a)	Consists of the following:

	Three Months Ended
	March 31,
	2023	2022
	($ in millions)
Depreciation and amortization of property	$11	$10
Noncash lease expense	15	17
Amortization of deferred expenses and share-based incentive compensation	108	91
Deferred tax provision	40	26
Benefit pursuant to tax receivable agreement	(40)	-
Impairment of equity method investments and other receivables	23	-
Loss on LGAC liquidation	18	-
Total	$175	$144

(b)	Includes net changes in operating assets and liabilities.
(c)

Consists primarily of purchases of shares of common stock, tax withholdings related to the settlement of vested RSUs, vested RSAs and vested PRSUs, common stock dividends, changes in customer deposits, distributions to noncontrolling interest holders, and in 2023, distributions to redeemable noncontrolling interests associated with LGAC’s redemption of all its outstanding Class A ordinary shares.

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

Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”. In the first quarter of 2023, as reflected on the condensed consolidated statements of financial condition, both “deposits with banks and short-term investments” and “deposits and other customer payables” decreased as compared to December 31, 2022, and reflect the level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.

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

We regularly monitor our liquidity position, including cash levels, lease obligations, investments in U.S. Treasury securities, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At March 31, 2023, Lazard had approximately $597 million of cash, including approximately $380 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings. We expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

As of March 31, 2023, the Company’s remaining lease obligations were $61 million for 2023 (April 1 through December 31), $149 million from 2024 through 2025, $120 million from 2026 through 2027 and $268 million through 2033.

As of March 31, 2023, Lazard had approximately $209 million in unused lines of credit available to it, including a $200 million, three-year, senior revolving credit facility with a group of lenders that expires in July 2023 (the “Amended and Restated Credit Agreement”).

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00, provided that the Consolidated Leverage Ratio may be greater than 3.25 to 1.00 for two (consecutive or nonconsecutive) quarters so long as it is not greater than 3.50 to 1.00 on the last day of any such quarter, or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended March 31, 2023, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.93 to 1.00 and its Consolidated Interest Coverage Ratio being 13.80 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of March 31, 2023.

In addition, the Amended and Restated Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions and also contains customary LIBOR-replacement mechanics. At March 31, 2023, the Company was in compliance with all of these provisions.

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

Financing Activities

The table below sets forth our corporate indebtedness as of March 31, 2023 and December 31, 2022. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		March 31, 2023			December 31, 2022
Senior Debt	Maturity	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2025 Senior Notes	2025	$400.0	$1.0	$399.0	$400.0	$1.0	$399.0
Lazard Group 2027 Senior Notes	2027	300.0	1.5	298.5	300.0	1.6	298.4
Lazard Group 2028 Senior Notes	2028	500.0	4.6	495.4	500.0	4.9	495.1
Lazard Group 2029 Senior Notes	2029	500.0	4.6	495.4	500.0	4.8	495.2
		$1,700.0	$11.7	$1,688.3	$1,700.0	$12.3	$1,687.7

The indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants (none of which relate to financial condition), events of default and other customary provisions. At March 31, 2023, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Stockholders’ Equity

At March 31, 2023, total stockholders’ equity was $508 million, as compared to $675 million at December 31, 2022, including $451 million and $556 million attributable to Lazard Ltd on the respective dates. The net activity in stockholders’ equity during the three month period ended March 31, 2023 is reflected in the table below (in millions of dollars):

Stockholders’ Equity - January 1, 2023	$675
Increase (decrease) due to:
Net loss (a)	(21)
Other comprehensive income	13
Amortization of share-based incentive compensation	71
Purchase of common stock	(99)
Settlement of share-based incentive compensation (b)	(45)
Common stock dividends	(43)
LFI Consolidated Funds	(74)
Reversal to net loss of amounts previously charged to additional paid-in-capital and noncontrolling interests	18
Reversal of deferred offering costs liability	20
Other - net	(7)
Stockholders’ Equity - March 31, 2023	$508

(a)	Excludes net income associated with redeemable noncontrolling interests of $6 million in 2023.
(b)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

Three Months Ended March 31:	Number of Shares Purchased	Average Price Per Share
2022	4,717,821	$37.26
2023	2,692,161	$36.75

As of March 31, 2023, a total of $203 million of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, which authorization will expire on December 31, 2024.

During the three month period ended March 31, 2023, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

On April 26, 2023, the Board of Directors of Lazard declared a quarterly dividend of $0.50 per share on our common stock. The dividend is payable on May 19, 2023 to stockholders of record on May 8, 2023.

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

Critical Accounting Policies and Estimates

The preparation of Lazard’s condensed consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Lazard evaluates its estimates, including those related to revenue recognition, the allowance for credit losses, compensation liabilities, income taxes (including the impact on the tax receivable agreement obligation), and goodwill. Lazard bases these estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, including judgments regarding the carrying values of assets and liabilities, that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Pursuant to the periodic revaluation of the TRA liability and the assumptions reflected in the estimate, the revaluation had the effect of reducing the estimated liability under the TRA. As a result, the Company recorded a “benefit pursuant to tax receivable agreement” of $40 million on the condensed consolidated statement of operations for the three month period ended March 31, 2023. In addition, the Company made a payment under the TRA in the three months ended March 31, 2023 of $32 million.

The cumulative liability relating to our obligations under the TRA as of March 31, 2023 and December 31, 2022 was $119 million and $191 million, respectively, and is recorded in “tax receivable agreement obligation” on the condensed consolidated statements of financial condition.

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

Seed investments held in entities in which the Company maintained a controlling interest were $109 million in twelve entities as of March 31, 2023, as compared to $112 million in thirteen entities as of December 31, 2022. LFI investments held in entities in which the Company maintained a controlling interest were $172 million in eleven entities as of March 31, 2023, as compared to $139 million in nine entities as of December 31, 2022.

As of March 31, 2023 and December 31, 2022, the Company did not consolidate any seed investment entities or LFI investment entities, with the exception of the consolidation of certain LFI funds (see Note 19 of Notes to Condensed Consolidated Financial Statements). As such, seed investments and substantially all of LFI investments included in “investments” on the consolidated statements of financial condition represented the Company’s economic interest in the seed and LFI investments.

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

Data relating to investments is set forth below:

	March 31, 2023	December 31, 2022
	($ in thousands)
Seed investments by asset class:
Debt	$4,116	$-
Equities (a)	114,952	126,632
Fixed income	15,077	14,774
Alternative investments	41,979	31,634
Private equity	18,871	18,508
Total seed investments	194,995	191,548
Other investments owned:
Private equity	18,934	18,876
Fixed income and other	16,690	23,337
Total other investments owned	35,624	42,213
Subtotal	230,619	233,761
Add:
Private equity consolidated, not owned	13,723	16,438
Equity method	-	15,481
LFI	497,526	433,297
Total investments	$741,868	$698,977

(a)	At March 31, 2023 and December 31, 2022, seed investments in directly owned equity securities were invested as follows:

	March 31, 2023	December 31, 2022
Percentage invested in:
Financials	12%	15%
Consumer	33	34
Industrial	15	12
Technology	17	17
Other	23	22
Total	100%	100%

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

Equity Market Price Risk—At March 31, 2023 and December 31, 2022, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $149 million and $147 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net (increase) decrease of approximately $(1.0) million and $2.0 million in the carrying value of such investments as of March 31, 2023 and December 31, 2022, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At March 31, 2023 and December 31, 2022, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $48 million and $53 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $0.04 million and $0.1 million in the carrying value of such investments as of March 31, 2023 and December 31, 2022, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At March 31, 2023 and December 31, 2022, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities was $68 million and $63 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a decrease of approximately $1.9 million and $3.0 million in the carrying value of such investments as of March 31, 2023 and December 31, 2022, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At March 31, 2023 and December 31, 2022, the Company’s exposure to changes in fair value of such investments was approximately $38 million and $37 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $3.8 million and $3.7 million in the carrying value of such investments as of March 31, 2023 and December 31, 2022, respectively.

For additional information regarding risks associated with our investments, see Item 1A, “Risk Factors—Other Business Risks—Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios” in our Form 10-K.

Risks Related to Receivables

We maintain an allowance for credit losses to provide coverage for expected losses from our receivables. We determine the adequacy of the allowance by estimating the expected credit losses based on our analysis of the client’s creditworthiness and specifically provide for exposures where we determine the receivables are uncollectible. At March 31, 2023, total receivables amounted to $698 million, net of an allowance for credit losses of $25 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 73% and 27% of total receivables, respectively. At December 31, 2022, total receivables amounted to $653 million, net of an allowance for credit losses of $18 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 75% and 25% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFG and LFB offer wealth management and banking services to high net worth individuals and families. At both March 31, 2023 and December 31, 2022, customers and other receivables included $129 million of LFB loans. Such loans were fully collateralized and closely monitored for counterparty creditworthiness. Therefore, there was no allowance for credit losses required at those dates related to such receivables.

Credit Concentrations

The Company monitors its exposures to individual counterparties and diversifies where appropriate to reduce the exposure to concentrations of credit.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Net derivative assets amounted to $4 million and $15 million at March 31, 2023 and December 31, 2022, respectively, and net derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements amounted to $1 million at both March 31, 2023 and December 31, 2022, respectively.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $368 million and $326 million at March 31, 2023 and December 31, 2022, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of March 31, 2023, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $6 million in the event interest rates were to increase by 1% and decrease by approximately $6 million if rates were to decrease by 1%.

As of March 31, 2023, the Company’s cash and cash equivalents totaled approximately $597 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and (iii) in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Repurchases of Equity Securities

The following table sets forth information regarding Lazard’s purchases of its common stock on a monthly basis during the first quarter of 2023. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2023
Share Repurchase Program (1)	910,000	$37.82	910,000	$267.7	million
Employee Transactions (2)	-	$-	-	-
February 1 – February 28, 2023
Share Repurchase Program (1)	177,718	$37.83	177,718	$261.0	million
Employee Transactions (2)	5,792	$38.74	-	-
March 1 – March 31, 2023
Share Repurchase Program (1)	1,604,443	$36.01	1,604,443	$203.2	million
Employee Transactions (2)	1,202,494	$37.36	-	-
Total
Share Repurchase Program (1)	2,692,161	$36.75	2,692,161	$203.2	million
Employee Transactions (2)	1,208,286	$37.36	-	-

(1)	Since 2021 and through the three months ended March 31, 2023, the Board of Directors of Lazard authorized the repurchase of common stock as set forth in the table below.
Date	Repurchase Authorization	Expiration
	($ in thousands)
April 2021	$300,000	December 31, 2022
February 2022	$300,000	December 31, 2024
July 2022	$500,000	December 31, 2024

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

(2)

Under the terms of the 2008 Plan and the 2018 Plan, upon the vesting of RSUs, PRSUs, DSUs and delivery of restricted common stock, shares of common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended March 31, 2023, the Company satisfied such obligations in lieu of issuing (i) 1,094,533 shares of common stock upon the vesting or settlement of 2,753,616 RSUs and (ii) 113,753 shares of common stock upon the vesting of 297,142 shares of restricted common stock.

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

4.7	Form of Senior Note (included in Exhibits 4.3, 4.4, 4.5, and 4.6).

10.1	Third Amended and Restated Operating Agreement of Lazard Group LLC, dated as of March 31, 2023.

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

10.13*	Letter Agreement, dated as of January 1, 2023, by and between Lazard Asset Management LLC and Ashish Bhutani.

10.14*

Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 29, 2019, by and among the Registrant, Lazard Group LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on April 3, 2019).

10.15*

Resignation Letter Agreement, dated as of March 31, 2022, by and between the Registrant and Alexander F. Stern (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on April 6, 2022).

10.16*	Letter Agreement, dated as of January 1, 2023, by and between Lazard Frères & Co. LLC and Alexander F. Stern.

10.17*

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

10.19*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on May 11, 2006).

10.20

Amended and Restated Credit Agreement, dated as of July 22, 2020, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on August 4, 2020).

10.21*

Form of Agreement for Performance-Based Profits Interest Participation Right Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on April 30, 2019).

10.22*

First Amendment to the Lazard Ltd 2018 Incentive Compensation Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 16, 2021).

10.23*

Form of Agreement evidencing grant of Performance-Based Restricted Participation Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on May 4, 2021).

10.24*

Form of Agreement evidencing grant of Lazard Fund Interests to Named Executive Officers under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on May 4, 2021).

10.25*

Form of Agreement for Profits Interest Participation Right Units under the 2018 Compensation Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on May 4, 2021).

10.26*	Form of Agreement for Profits Interest Participation Right Units under the 2018 Incentive Compensation Plan.

10.27*	Form of Agreement evidencing grant of Restricted Stock Units under the 2018 Incentive Compensation Plan.

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Mary Ann Betsch.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Mary Ann Betsch.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 2, 2023

LAZARD LTD

By:	/s/ Mary Ann Betsch
Name:	Mary Ann Betsch
Title:	Chief Financial Officer

By:	/s/ Dominick Ragone
Name:	Dominick Ragone
Title:	Chief Accounting Officer