Form 10-Q
period 2023-06-30
Lazard Ltd
filed 2023-07-31
CIK 1311370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to ________
001-32492
(Commission File Number)
____________________________________
LAZARD LTD
(Exact name of registrant as specified in its charter)

Bermuda	98-0437848
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Clarendon House
2 Church Street
Hamilton HM11, Bermuda
(Address of principal executive offices)
Registrant’s telephone number: (441) 295-1422
____________________________________
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
If the Registrant is an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 21, 2023, there were 112,766,091 shares of the Registrant’s common stock outstanding (including 25,893,877 shares held by subsidiaries).

TABLE OF CONTENTS
When we use the terms “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard Ltd’s primary operating asset is its indirect ownership as of June 30, 2023 of all of the common membership interests in Lazard Group and its controlling interest in Lazard Group. When we use the term “common stock”, we mean Class A common stock of Lazard Ltd, the only class of common stock of Lazard outstanding.
i

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)

LAZARD LTD
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2023 AND DECEMBER 31, 2022
(UNAUDITED)
(dollars in thousands, except for per share data)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$697,756	$1,234,773
Deposits with banks and short-term investments	446,777	779,246
Restricted cash	35,368	625,381
Receivables (net of allowance for credit losses of $27,095 and $17,738 at June 30, 2023 and December 31, 2022, respectively):
Fees	528,101	491,861
Customers and other	146,457	160,897
	674,558	652,758
Investments	690,199	698,977
Property (net of accumulated amortization and depreciation of $403,947 and $395,109 at June 30, 2023 and December 31, 2022, respectively)	236,717	250,073
Operating lease right-of-use assets	426,427	431,608
Goodwill and other intangible assets (net of accumulated amortization of $70,200 and $70,118 at June 30, 2023 and December 31, 2022, respectively)	394,682	377,330
Deferred tax assets	524,053	407,657
Other assets	476,400	394,758
Total Assets	$4,602,937	$5,852,561
See notes to condensed consolidated financial statements.

LAZARD LTD
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2023 AND DECEMBER 31, 2022
(UNAUDITED)
(dollars in thousands, except for per share data)

	June 30, 2023	December 31, 2022
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$587,838	$921,834
Accrued compensation and benefits	601,689	735,576
Operating lease liabilities	507,157	513,688
Tax receivable agreement obligation	118,546	191,189
Senior debt	1,688,957	1,687,714
Deferred tax liabilities	6,581	3,920
Other liabilities	592,701	539,770
Total Liabilities	4,103,469	4,593,691
Commitments and contingencies
Redeemable noncontrolling interests	83,583	583,471
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - no shares issued and outstanding	-	-
Series B - no shares issued and outstanding	-	-
Common stock:
Class A, par value $0.01 per share (500,000,000 shares authorized; 112,766,091 shares issued at June 30, 2023 and December 31, 2022, including shares held by subsidiaries as indicated below)	1,128	1,128
Additional paid-in-capital	167,622	167,890
Retained earnings	1,431,181	1,676,713
Accumulated other comprehensive loss, net of tax	(281,886)	(295,854)
	1,318,045	1,549,877
Class A common stock held by subsidiaries, at cost (25,896,701 and 26,814,213 shares at June 30, 2023 and December 31, 2022, respectively)	(958,067)	(993,414)
Total Lazard Ltd Stockholders’ Equity	359,978	556,463
Noncontrolling interests	55,907	118,936
Total Stockholders’ Equity	415,885	675,399
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$4,602,937	$5,852,561

See notes to condensed consolidated financial statements.

LAZARD LTD
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2023 AND 2022
(UNAUDITED)
(dollars in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE
Investment banking and other advisory fees	$350,104	$405,091	$627,512	$794,830
Asset management fees	271,637	269,011	533,116	584,063
Interest income	10,946	4,062	23,553	5,823
Other	29,631	(17,506)	40,048	(7,914)
Total revenue	662,318	660,658	1,224,229	1,376,802
Interest expense	19,204	21,112	38,679	42,364
Net revenue	643,114	639,546	1,185,550	1,334,438
OPERATING EXPENSES
Compensation and benefits	572,231	363,830	1,022,198	760,671
Occupancy and equipment	32,800	29,409	64,573	60,648
Marketing and business development	28,582	22,673	51,344	36,796
Technology and information services	51,370	42,067	95,410	79,998
Professional services	21,402	16,549	45,728	32,578
Fund administration and outsourced services	28,968	28,551	55,544	58,254
Amortization and other acquisition-related costs	95	15	143	30
Benefit pursuant to tax receivable agreement	-	-	(40,435)	-
Other	17,739	10,614	38,042	19,897
Total operating expenses	753,187	513,708	1,332,547	1,048,872
OPERATING INCOME (LOSS)	(110,073)	125,838	(146,997)	285,566
Provision (benefit) for income taxes	10,303	34,187	(11,422)	72,940
NET INCOME (LOSS)	(120,376)	91,651	(135,575)	212,626
LESS - NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3,637	(3,829)	10,610	3,270
NET INCOME (LOSS) ATTRIBUTABLE TO LAZARD LTD	$(124,013)	$95,480	$(146,185)	$209,356
ATTRIBUTABLE TO LAZARD LTD CLASS A COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	88,729,654	98,660,173	88,160,753	100,603,724
Diluted	88,729,654	102,753,336	88,160,753	105,469,988
NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
Basic	$(1.41)	$0.96	$(1.68)	$2.05
Diluted	$(1.41)	$0.92	$(1.68)	$1.97

See notes to condensed consolidated financial statements.

LAZARD LTD
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2023 AND 2022
(UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET INCOME (LOSS)	$(120,376)	$91,651	$(135,575)	$212,626
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments:
Currency translation adjustments before reclassification	2,478	(61,700)	17,017	(79,690)
Adjustment for items reclassified to earnings	-	205	-	127
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $(479) and $1,816 for the three months ended June 30, 2023 and 2022, respectively, and $(1,074) and $2,604 for the six months ended June 30, 2023 and 2022, respectively)	(2,585)	8,287	(5,386)	11,726
Adjustment for items reclassified to earnings (net of tax expense of $385 and $248 for the three months ended June 30, 2023 and 2022, respectively, and $761 and $515 for the six months ended June 30, 2023 and 2022, respectively)	1,176	805	2,336	1,654
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1,069	(52,403)	13,967	(66,183)
COMPREHENSIVE INCOME (LOSS)	(119,307)	39,248	(121,608)	146,443
LESS - COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3,635	(3,829)	10,609	3,269
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO LAZARD LTD	$(122,942)	$43,077	$(132,217)	$143,174

See notes to condensed consolidated financial statements.

LAZARD LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2023 AND 2022
(UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(135,575)	$212,626
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	21,660	21,045
Noncash lease expense	32,509	32,487
Currency translation adjustment reclassification	-	127
Amortization of deferred expenses and share-based incentive compensation	250,030	212,538
Amortization and other acquisition-related costs	143	30
Deferred tax provision (benefit)	(114,314)	43,398
Benefit pursuant to tax receivable agreement	(40,435)	-
Impairment of equity method investments and other receivables	22,981	-
Impairment of assets associated with cost-saving initiatives	7,490	-
Loss on LGAC liquidation	17,929	-
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	(18,079)	46,339
Investments	(112,661)	112,536
Other assets	(5,052)	(62,425)
Accrued compensation and benefits and other liabilities	(137,048)	(533,600)
Net cash provided by (used in) operating activities	(210,422)	85,101
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(11,990)	(19,697)
Disposals of property	100	213
Acquisition of business, net of cash acquired	(10,516)	-
Net cash used in investing activities	(22,406)	(19,484)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Customer deposits, net	-	514,610
Contributions from noncontrolling interests	180	208
Payments for:
Customer deposits, net	(349,479)	-
Distributions to noncontrolling interests	(4,061)	(9,462)
Tax receivable agreement	(32,208)	(20,961)
Distribution to redeemable noncontrolling interests in connection with LGAC redemption	(585,891)	-
Purchase of Class A common stock	(99,097)	(375,185)
Class A common stock dividends	(85,925)	(92,676)
Settlement of share-based incentive compensation in satisfaction of tax withholding requirements	(48,709)	(58,739)
LFI Consolidated Funds redemptions	(31,789)	(13,219)
Other financing activities	(7,209)	(6,750)
Net cash used in financing activities	(1,244,188)	(62,174)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	17,517	(207,967)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,459,499)	(204,524)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— January 1	2,639,400	3,430,014
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—June 30	$1,179,901	$3,225,490

See notes to condensed consolidated financial statements.

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$697,756	$1,234,773
Deposits with banks and short-term investments	446,777	779,246
Restricted cash	35,368	625,381
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$1,179,901	$2,639,400

See notes to condensed consolidated financial statements.

LAZARD LTD
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2023
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - April 1, 2023	112,766,091	$1,128	$94,312	$1,604,650	$(282,957)	26,100,898	$(965,707)	$451,426	$56,983	$508,409	$89,472
Comprehensive income (loss):
Net income (loss)				(124,013)				(124,013)	1,034	(122,979)	2,603
Other comprehensive income (loss) - net of tax					1,071			1,071	(2)	1,069
Amortization of share-based incentive compensation			79,072					79,072	1,662	80,734
Dividend equivalents			5,842	(6,055)				(213)	(1,881)	(2,094)
Class A common stock dividends ($0.50 per share)				(43,401)				(43,401)		(43,401)
Purchase of Class A common stock						5,466	(172)	(172)		(172)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $482			(11,023)			(214,903)	7,961	(3,062)	-	(3,062)
Distributions to noncontrolling interests, net								-	(1,889)	(1,889)
LFI Consolidated Funds								-	-	-	(8,492)
Other			(581)			5,240	(149)	(730)	-	(730)
Balance - June 30, 2023	112,766,091	$1,128	$167,622	$1,431,181	$(281,886)	25,896,701	$(958,067)	$359,978	$55,907	$415,885	$83,583

See notes to condensed consolidated financial statements.

LAZARD LTD
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2023
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - January 1, 2023	112,766,091	$1,128	$167,890	$1,676,713	$(295,854)	26,814,213	$(993,414)	$556,463	$118,936	$675,399	$583,471
Comprehensive income (loss):
Net income (loss)				(146,185)				(146,185)	1,810	(144,375)	8,800
Other comprehensive income (loss) - net of tax					13,968			13,968	(1)	13,967
Amortization of share-based incentive compensation			147,583					147,583	3,685	151,268
Dividend equivalents			12,961	(13,422)				(461)	(6,720)	(7,181)
Class A common stock dividends ($1.00 per share)				(85,925)				(85,925)		(85,925)
Purchase of Class A common stock						2,697,627	(99,097)	(99,097)		(99,097)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $90			(187,343)			(3,578,995)	133,060	(54,283)	5,664	(48,619)
Business acquisitions and related equity transactions:
Class A common stock issuable			1,775					1,775		1,775
Delivery of Class A common stock			(1,533)			(41,384)	1,533	-		-
Distributions to noncontrolling interests, net								-	(3,881)	(3,881)
LFI Consolidated Funds								-	(74,164)	(74,164)	76,614
Change in redemption value of redeemable noncontrolling interests			(412)					(412)	(177)	(589)	589
LGAC liquidation:
Distribution to redeemable noncontrolling interests											(585,891)
Reversal to net loss of amounts previously charged to additional paid-in-capital and noncontrolling interests			13,195					13,195	4,734	17,929
Reversal of deferred offering costs liability			14,087					14,087	6,038	20,125
Other			(581)			5,240	(149)	(730)	(17)	(747)
Balance - June 30, 2023	112,766,091	$1,128	$167,622	$1,431,181	$(281,886)	25,896,701	$(958,067)	$359,978	$55,907	$415,885	$83,583
See notes to condensed consolidated financial statements.

LAZARD LTD
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2022
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - April 1, 2022	112,766,091	$1,128	$-	$1,583,005	$(237,626)	12,371,148	$(496,681)	$849,826	$119,802	$969,628	$575,000
Comprehensive income (loss):
Net income (loss)				95,480				95,480	(6,675)	88,805	2,846
Other comprehensive loss - net of tax					(52,403)			(52,403)	-	(52,403)
Amortization of share-based incentive compensation			67,482					67,482	5,267	72,749
Dividend equivalents			4,086	(4,292)				(206)	(1,624)	(1,830)
Class A common stock dividends ($0.47 per share)				(46,012)				(46,012)		(46,012)
Purchase of Class A common stock						5,881,061	(199,388)	(199,388)		(199,388)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $121			(1,145)	1		(12,150)	532	(612)	(1)	(613)
Distributions to noncontrolling interests, net								-	(4,971)	(4,971)
LFI Consolidated Funds								-	(1,144)	(1,144)
Change in redemption value of redeemable noncontrolling interests			1,495					1,495	641	2,136	(2,136)
Balance - June 30, 2022	112,766,091	$1,128	$71,918	$1,628,182	$(290,029)	18,240,059	$(695,537)	$715,662	$111,295	$826,957	$575,710

See notes to condensed consolidated financial statements.

LAZARD LTD
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2022
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Class A Common Stock Held By Subsidiaries		Total Lazard Ltd Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - January 1, 2022	112,766,091	$1,128	$144,729	$1,560,636	$(223,847)	12,046,140	$(507,426)	$975,220	$102,744	$1,077,964	$575,000
Comprehensive income (loss):
Net income (loss)				209,356				209,356	(2,236)	207,120	5,506
Other comprehensive loss - net of tax					(66,182)			(66,182)	(1)	(66,183)
Amortization of share-based incentive compensation			118,248					118,248	7,938	126,186
Dividend equivalents			8,089	(8,576)				(487)	(6,251)	(6,738)
Class A common stock dividends ($0.94 per share)				(92,676)				(92,676)		(92,676)
Purchase of Class A common stock						10,598,882	(375,185)	(375,185)		(375,185)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $6,258			(202,505)	(40,558)		(4,404,963)	187,074	(55,989)	3,508	(52,481)
Distributions to noncontrolling interests, net								-	(9,254)	(9,254)
LFI Consolidated Funds								-	13,408	13,408
Change in redemption value of redeemable noncontrolling interests			3,357					3,357	1,439	4,796	(4,796)
Balance - June 30, 2022	112,766,091	$1,128	$71,918	$1,628,182	$(290,029)	18,240,059	$(695,537)	$715,662	$111,295	$826,957	$575,710

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
Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of June 30, 2023 and December 31, 2022. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group, which as of December 31, 2022 was governed by an Amended and Restated Operating Agreement dated as of February 4, 2019. Such operating agreement was subsequently amended and restated effective as of January 1, 2023 (as so amended and restated, the “Operating Agreement”).
Lazard Ltd’s primary operating asset is its indirect ownership of the common membership interests of, and managing member interests in, Lazard Group, whose principal operating activities are included in two business segments:
•Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding strategic and mergers and acquisitions (“M&A”) advisory, capital markets advisory, shareholder advisory, restructuring and capital solutions, sovereign advisory, geopolitical advisory, and other strategic advisory matters and capital raising and placement, and
•Asset Management, which offers a broad range of global investment solutions and investment and wealth management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.
In addition, we record selected other activities in our Corporate segment, including management of cash, investments, deferred tax assets, outstanding indebtedness, certain contingent obligations, and certain assets and liabilities associated with (i) Lazard Group’s Paris-based subsidiary, Lazard Frères Banque SA (“LFB”), and (ii) in 2022, a special purpose acquisition company that was sponsored by an affiliate of the Company, Lazard Growth Acquisition Corp. I (“LGAC”).
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
Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the condensed consolidated financial statements and the accompanying disclosures. For example, discretionary compensation and benefits expense for interim periods is accrued based on the year-to-date amount of revenue earned, and an estimated annual ratio of compensation and benefits expense to revenue, with the applicable

LAZARD LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
amounts adjusted for certain items. Although these estimates are based on management’s knowledge of current events and actions that Lazard may undertake in the future, actual results may differ materially from the estimates.
The consolidated results of operations for the three month and six month periods ended June 30, 2023 are not indicative of the results to be expected for any future interim or annual period.
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
The Company’s policy is to consolidate entities in which it has a controlling financial interest. The Company consolidates:
•Voting interest entities (“VOEs”) where the Company holds a majority of the voting interest in such VOEs and
•Variable interest entities (“VIEs”) where the Company is the primary beneficiary having the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of, or receive benefits from, the VIE that could be potentially significant to the VIE (see Note 20).
When the Company does not have a controlling interest in an entity, but exerts significant influence over such entity’s operating and financial decisions, the Company either (i) applies the equity method of accounting in which it records a proportionate share of the entity’s net earnings or losses or (ii) elects the option to measure its investment at fair value.
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
The warrants exercisable for LGAC Class A ordinary shares that were issued in connection with the LGAC IPO (the “LGAC Warrants”) meet the definition of a liability under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815 and were classified as derivative liabilities which were remeasured at fair value at each balance sheet date until exercised or cancelled, with changes in fair value reported to earnings. See Note 6.
On February 23, 2023, LGAC redeemed all of its outstanding publicly held Class A ordinary shares as a result of LGAC not consummating a Business Combination within the time period required by its amended and restated memorandum and articles of association resulting in the distribution of $585,891 of the cash held in the trust account to the LGAC shareholders. The Company recognized $17,929 of losses on the liquidation of LGAC in “revenue-other” on the condensed consolidated statement of operations for the six month period ended June 30, 2023. In addition, the $20,125 of non-cash deferred underwriting fees noted above was no longer probable of being incurred and therefore was reversed from other liabilities to additional paid-in-capital. There were no redemption rights or liquidating distributions with respect to the LGAC warrants.
2.    REVENUE RECOGNITION
The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Revenue:
Financial Advisory (a)	$352,477	$407,885	$630,051	$798,100

Asset Management:
Management fees and other (b)	$282,335	$281,813	$560,933	$595,149
Incentive fees (c)	5,978	7,338	11,424	32,503
Total Asset Management	$288,313	$289,151	$572,357	$627,652
___________________________________

(a)Financial Advisory is comprised of a wide array of financial advisory services regarding M&A advisory, capital markets advisory, shareholder advisory, restructuring and capital solutions, sovereign advisory, geopolitical advisory, and other strategic advisory and capital raising and placement work for clients. The benefits of these advisory services are generally transferred to the Company’s clients over time, and consideration for these advisory services typically includes transaction completion, transaction announcement and retainer fees. Retainer fees are generally fixed and recognized over the period in which the advisory services are performed. However, transaction announcement and transaction completion fees are variable and subject to constraints, and they are typically not recognized until there is an announcement date or a completion date, respectively, due to the uncertainty associated with those events. Therefore, in any given period, advisory fees recognized for certain transactions may relate to services performed in prior periods. The advisory fees that may be unrecognized as of the end of a reporting period, primarily comprised of fees associated with transaction announcements and transaction completions, generally remain unrecognized due to the uncertainty associated with those events.
(b)Management fees and other is primarily comprised of management services. The benefits of these management services are transferred to the Company’s clients over time. Consideration for these management services generally includes management fees, which are based on assets under management and recognized over the period in which the management services are performed. The selling or distribution of fund interests is a separate performance obligation

LAZARD LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
within management fees and other, and the benefits of such services are transferred to the Company’s clients at the point in time that such fund interests are sold or distributed.
(c)Incentive fees is primarily comprised of management services. The benefits of these management services are transferred to the Company’s clients over time. Consideration for these management services is generally variable and includes performance or incentive fees. The fees allocated to these management services that are unrecognized as of the end of the reporting period are generally amounts that are subject to constraints due to the uncertainty associated with performance targets and clawbacks.
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
Of the Company’s fee receivables at June 30, 2023 and December 31, 2022, $103,434 and $97,964, respectively, represented financing receivables for our Private Capital Advisory fees.
At June 30, 2023 and December 31, 2022, customers and other receivables included $111,592 and $128,890, respectively, of customer loans, which are fully collateralized and monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of both June 30, 2023 and December 31, 2022.
The aggregate carrying amount of other fees and customers and other receivables was $459,532 and $425,904 at June 30, 2023 and December 31, 2022, respectively.
Activity in the allowance for credit losses for the three month and six month periods ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning Balance	$24,929	$33,813	$17,738	$33,957
Bad debt expense (credit), net of reversals	3,194	(1,061)	11,019	(542)
Charge-offs, foreign currency translation and other adjustments	(1,028)	(2,481)	(1,662)	(3,144)
Ending Balance	$27,095	$30,271	$27,095	$30,271
Bad debt expense, net of reversals represents the current period provision of expected credit losses and is included in “operating expenses-other” on the condensed consolidated statements of operations.

LAZARD LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The allowance for credit losses is substantially all related to M&A and Restructuring fee receivables and other receivables.
4.    INVESTMENTS
The Company’s investments and securities sold, not yet purchased, consist of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Debt	$5,022	$-
Equities	44,603	43,889
Funds:
Alternative investments (a)	59,817	56,947
Debt (a)	183,352	178,556
Equity (a)	354,223	350,282
Private equity	43,182	53,822
	640,574	639,607
Investments, at fair value	690,199	683,496
Equity method investments	-	15,481
Total investments	$690,199	$698,977
Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$1,550	$4,651
___________________________________

(a)Interests in alternative investment funds, debt funds and equity funds include investments, including those held by LFI Consolidated Funds (see Note 20), with fair values of $27,181, $167,889 and $288,098, respectively, at June 30, 2023 and $24,137, $142,632 and $266,528, respectively, at December 31, 2022, held in order to satisfy the Company’s obligation upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 6 and 12).
Debt primarily consists of U.S. Treasury securities with original maturities at time of purchase of greater than three months and less than one year.
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
During the three month and six month periods ended June 30, 2023 and 2022, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to equity securities and trading debt securities still held as of the reporting date as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net unrealized investment gains (losses)	$13,643	$(62,131)	$38,430	$(102,998)
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
The following tables present, as of June 30, 2023 and December 31, 2022, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	June 30, 2023
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$5,022	$-	$-	$-	$5,022
Equities	43,961	-	642	-	44,603
Funds:
Alternative investments	15,767	-	-	44,050	59,817
Debt	183,348	-	-	4	183,352
Equity	354,180	-	-	43	354,223
Private equity	-	-	268	42,914	43,182
Derivatives	-	715	-	-	715
Total	$602,278	$715	$910	$87,011	$690,914
Liabilities:
Securities sold, not yet purchased	$1,550	$-	$-	$-	$1,550
Contingent consideration liability	-	-	6,422	-	6,422
Derivatives	-	378,300	-	-	378,300
Total	$1,550	$378,300	$6,422	$-	$386,272

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
The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month and six month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Issuances	Sales/ Settlements/ Transfers (b)	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$634	$13	$-	$-	$(5)	$642
Private equity funds	19,139	-	-	(18,508)	(363)	268
Total Level 3 assets	$19,773	$13	$-	$(18,508)	$(368)	$910

Liabilities:
Contingent consideration liability	$6,342	$80	$-	$-	$-	$6,422
Total Level 3 liabilities	$6,342	$80	$-	$-	$-	$6,422

LAZARD LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)

	Six Months Ended June 30, 2023
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/Acquisitions/ Issuances	Sales/ Settlements/ Transfers (b)	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$646	$14	$-	$-	$(18)	$642
Private equity funds	18,772	-	-	(18,508)	4	268
Total Level 3 assets	$19,418	$14	$-	$(18,508)	$(14)	$910

Liabilities:
Contingent consideration liability (c)	$-	$113	$7,754	$(1,445)	$-	$6,422
Total Level 3 liabilities	$-	$113	$7,754	$(1,445)	$-	$6,422

	Three Months Ended June 30, 2022
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$575	$-	$-	$-	$(33)	$542
Private equity funds	274	-	-	-	(18)	256
Total Level 3 assets	$849	$-	$-	$-	$(51)	$798

	Six Months Ended June 30, 2022
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$578	$7	$-	$-	$(43)	$542
Private equity funds	293	-	-	(13)	(24)	256
Total Level 3 assets	$871	$7	$-	$(13)	$(67)	$798
__________________________________

(a)Earnings recorded in “other revenue” for investments in Level 3 assets for the three month and six month periods ended June 30, 2023 and 2022 include net unrealized gains of $13, $14, $0 and $7, respectively. Unrealized losses of $80 and $113 were recorded in “amortization and other acquisition-related costs” for the contingent consideration liability for the three month and six month periods ended June 30, 2023.
(b)Transfers out of Level 3 private equity funds in the three month period ended June 30, 2023 reflect investments valued at NAV as of June 30, 2023.

LAZARD LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
(c)For the six month period ended June 30, 2023, acquisitions represent the initial recognition of the contingent consideration liability (noncash transaction), and settlements represent aggregate cash and noncash settlement of contingent consideration after the acquisition date.
There were no other transfers into or out of Level 3 within the fair value hierarchy during the three month and six month periods ended June 30, 2023 and 2022.
The following tables present, at June 30, 2023 and December 31, 2022, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	June 30, 2023
						Investments Redeemable
	NAV	Unfunded Commitments		% of NAV Not Redeemable		Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$43,391	$-		NA		(a)	30-60 days
Other	659	-		NA		(b)	<30-30 days
Debt funds	4	-		NA		(c)	<30 days
Equity funds	43	-		NA		(d)	<30-60 days
Private equity funds:
Equity growth	42,914	5,579	(e)	100%	(f)	NA	NA
Total	$87,011	$5,579
___________________________________

(a)monthly (73%) and quarterly (27%)
(b)daily (5%) and monthly (95%)
(c)daily (100%)
(d)monthly (34%) and annually (66%)
(e)Unfunded commitments to private equity investments consolidated but not owned by Lazard of $10,652 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.
(f)Distributions from each fund will be received as the underlying investments of the funds are liquidated.

	December 31, 2022
						Investments Redeemable
	NAV	Unfunded Commitments		% of NAV Not Redeemable		Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$29,259	$-		NA		(a)	30-60 days
Other	615	-		NA		(b)	<30-30 days
Debt funds	4	-		NA		(c)	<30 days
Equity funds	40	-		NA		(d)	<30-60 days
Private equity funds:
Equity growth	35,050	5,455	(e)	100%	(f)	NA	NA
Total	$64,968	$5,455
___________________________________

(a)monthly (68%) and quarterly (32%)
(b)daily (5%) and monthly (95%)

LAZARD LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
(c)daily (100%)
(d)monthly (35%) and annually (65%)
(e)Unfunded commitments to private equity investments consolidated but not owned by Lazard of $8,003 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.
(f)Distributions from each fund will be received as the underlying investments of the funds are liquidated.
Investment Capital Funding Commitments—At June 30, 2023, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $5,028. The investment period for EGCP III ended on October 12, 2016, after which point the Company’s obligation to fund capital contributions for new investments in EGCP III expired. The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.
6.    DERIVATIVES
The tables below present the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 12) on the accompanying condensed consolidated statements of financial condition as of June 30, 2023 and December 31, 2022. Notional amounts provide an indication of the volume of the Company's derivative activity.
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

	June 30, 2023
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$834	$132,513	$4,866	$277,982
Total return swaps and other	1,645	48,814	5,183	96,745
LFI and other similar deferred compensation arrangements	-	-	372,910	379,511
Total gross derivatives	2,479	$181,327	382,959	$754,238
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(114)		(115)
Total return swaps and other	(1,650)		(4,544)
Net derivatives in "other assets" and "other liabilities"	715		378,300
Amounts not netted (a):
Cash collateral	(72)		-
Securities collateral	-		(583)
	$643		$377,717

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
___________________________________

(a)Amounts are subject to master netting arrangements but do not meet the criteria for netting on the condensed consolidated statements of financial condition under U.S. GAAP. For some counterparties, the collateral amounts of securities and cash collateral pledged may exceed the derivative assets and derivative liabilities balances. Where this is the case, the total amount reported is limited to the net derivative assets and net derivative liabilities balances with that counterparty.
Net gains (losses) with respect to derivative instruments (included in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2023 and 2022, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Forward foreign currency exchange rate contracts	$(794)	$3,704	$(700)	$5,610
LFI and other similar deferred compensation arrangements	(9,675)	35,098	(26,128)	49,421
LGAC Warrants	-	3,220	115	7,130
Total return swaps and other	(5,020)	19,311	(11,430)	25,499
Total	$(15,489)	$61,333	$(38,143)	$87,660
See Note 1 for additional information on LGAC Warrants.

LAZARD LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
7.    PROPERTY, NET
At June 30, 2023 and December 31, 2022, property consisted of the following:

	Estimated Depreciable Life in Years	June 30, 2023	December 31, 2022
Buildings	33	$168,108	$135,103
Leasehold improvements	3-20	227,751	208,323
Furniture and equipment	3-10	235,151	236,194
Construction in progress		9,654	65,562
Total		640,664	645,182
Less - Accumulated depreciation and amortization		403,947	395,109
Property, net		$236,717	$250,073
8.    GOODWILL AND OTHER INTANGIBLE ASSETS
The components of goodwill and other intangible assets at June 30, 2023 and December 31, 2022 are presented below:

	June 30, 2023	December 31, 2022
Goodwill	$394,622	$377,240
Other intangible assets (net of accumulated amortization)	60	90
	$394,682	$377,330
At June 30, 2023 and December 31, 2022, goodwill of $313,375 and $312,699, respectively, was attributable to the Company’s Financial Advisory segment and, goodwill of $81,247 and $64,541, respectively, was attributable to the Company’s Asset Management segment.
Changes in the carrying amount of goodwill for the six month periods ended June 30, 2023 and 2022 are as follows:

	Six Months Ended June 30,
	2023	2022
Balance, January 1	$377,240	$379,421
Acquisition of business	16,706	-
Foreign currency translation adjustments	676	(1,537)
Balance, June 30	$394,622	$377,884
The acquisition in the six month period ended June 30, 2023 was attributable to the Company’s Asset Management segment. All other changes in the carrying amount of goodwill for the six month periods ended June 30, 2023 and 2022 are attributable to the Company’s Financial Advisory segment.
Amortization expense of intangible assets, included in “amortization and other acquisition-related costs” in the condensed consolidated statements of operations, for the three month and six month periods ended June 30, 2023 was $15 and $30, respectively, and for the three month and six month periods ended June 30, 2022 was $15 and $30, respectively.

LAZARD LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
9.    SENIOR DEBT
Senior debt is comprised of the following as of June 30, 2023 and December 31, 2022:

				Outstanding as of
				June 30, 2023			December 31, 2022
	Initial Principal Amount	Maturity Date	Annual Interest Rate(a)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2025 Senior Notes	$400,000	2/13/25	3.75%	$400,000	$767	$399,233	$400,000	$1,003	$398,997
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	300,000	1,430	298,570	300,000	1,625	298,375
Lazard Group 2028 Senior Notes	500,000	9/19/28	4.50%	500,000	4,438	495,562	500,000	4,864	495,136
Lazard Group 2029 Senior Notes	500,000	3/11/29	4.375%	500,000	4,408	495,592	500,000	4,794	495,206
Total				$1,700,000	$11,043	$1,688,957	$1,700,000	$12,286	$1,687,714
__________________________

(a)The effective interest rates of Lazard Group’s 3.75% senior notes due February 13, 2025 (the “2025 Notes”), Lazard Group’s 3.625% senior notes due March 1, 2027 (the “2027 Notes”), Lazard Group’s 4.50% senior notes due September 19, 2028 (the “2028 Notes”) and Lazard Group’s 4.375% senior notes due March 11, 2029 (the “2029 Notes”) are 3.87%, 3.76%, 4.67% and 4.53%, respectively.

The Company’s senior debt at June 30, 2023 and December 31, 2022 is carried at their principal balances outstanding, net of unamortized debt costs. At those dates, the fair value of such senior debt was approximately $1,610,000 and $1,602,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.
On June 6, 2023, Lazard Group entered into a Second Amended and Restated Credit Agreement with a group of lenders for a five-year, $200,000 senior revolving credit facility expiring in June 2028 (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement amended and restated the three-year, $200,000 senior revolving credit facility that was due to expire in July 2023 (the “Previous Credit Agreement”) in its entirety. Borrowings under the Second Amended and Restated Credit Agreement generally will bear interest at adjusted term SOFR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. The Second Amended and Restated Credit Agreement contains certain covenants, events of default and other customary provisions, including customary benchmark-replacement mechanics.
At June 30, 2023 and December 31, 2022, no amounts were outstanding under the Second Amended and Restated Credit Agreement and the Previous Credit Agreement, respectively.
As of June 30, 2023, the Company had approximately $209,200 in unused lines of credit available to it, including the credit facility provided under the Second Amended and Restated Credit Agreement.
The Second Amended and Restated Credit Agreement and the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of June 30, 2023, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

LAZARD LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
10.    COMMITMENTS AND CONTINGENCIES
Guarantees—A subsidiary of LAM guaranteed a revolving credit facility of an unconsolidated subsidiary expiring on October 1, 2023. At June 30, 2023, the maximum amount of future payments under such guarantee is $10,000.
Other Commitments—From time to time, LFB and LFNY may enter into underwriting commitments in which they will participate as an underwriter. At June 30, 2023, LFB and LFNY had no such underwriting commitments.
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
11.    STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Share Repurchase Program—Since 2021 and through the six month period ended June 30, 2023, the Board of Directors of Lazard authorized the repurchase of Lazard Ltd Class A common stock (“common stock”), the only class of common stock of Lazard outstanding as set forth in the table below:

Date	Repurchase Authorization	Expiration
April 2021	$300,000	December 31, 2022
February 2022	$300,000	December 31, 2024
July 2022	$500,000	December 31, 2024
The Company expects that the share repurchase program will continue to be used to offset a portion of the shares that have been or will be issued under the Lazard Ltd 2018 Incentive Compensation Plan, as amended (the “2018 Plan”). Pursuant to the share repurchase program, purchases have been made in the open market or through privately negotiated transactions. The rate at which the Company purchases shares in connection with the share repurchase program may vary from period to period due to a variety of factors. Purchases with respect to such program are set forth in the table below:

Six Months Ended June 30:	Number of Shares Purchased	Average Price Per Share
2022	10,598,882	$35.40
2023	2,697,627	$36.73
During the six month periods ended June 30, 2023 and 2022, certain of our executive officers received common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the six month periods ended June 30, 2023 and 2022, the Company purchased shares of common stock from certain of our executive officers. The aggregate value of all such purchases during

LAZARD LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
the six month periods ended June 30, 2023 and 2022 was approximately $11,100 and $13,400, respectively. Such shares of common stock are reported at cost.
As of June 30, 2023, a total of $203,049 of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, which authorization will expire on December 31, 2024.
During the six month period ended June 30, 2023, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.
Preferred Stock—Lazard Ltd has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A and Series B preferred stock. Series A and Series B preferred shares were issued in connection with certain prior year business acquisitions and were each non-participating securities convertible into common stock, and had no voting or dividend rights. As of both June 30, 2023 and December 31, 2022, no shares of Series A or Series B preferred stock were outstanding.
Accumulated Other Comprehensive Income (Loss) (“AOCI”), Net of Tax—The tables below reflect the balances of each component of AOCI at June 30, 2023 and 2022 and activity during the three month and six month periods then ended:

	Three Months Ended June 30, 2023
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, April 1, 2023	$(142,385)	$(140,571)	$(282,956)	$1	$(282,957)
Activity:
Other comprehensive income (loss) before reclassifications	2,478	(2,585)	(107)	(2)	(105)
Adjustments for items reclassified to earnings, net of tax	-	1,176	1,176	-	1,176
Net other comprehensive income (loss)	2,478	(1,409)	1,069	(2)	1,071
Balance, June 30, 2023	$(139,907)	$(141,980)	$(281,887)	$(1)	$(281,886)

	Six Months Ended June 30, 2023
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2023	$(156,924)	$(138,930)	$(295,854)	$-	$(295,854)
Activity:
Other comprehensive income (loss) before reclassifications	17,017	(5,386)	11,631	(1)	11,632
Adjustments for items reclassified to earnings, net of tax	-	2,336	2,336	-	2,336
Net other comprehensive income (loss)	17,017	(3,050)	13,967	(1)	13,968
Balance, June 30, 2023	$(139,907)	$(141,980)	$(281,887)	$(1)	$(281,886)

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
The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month and six month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Currency translation losses (a)	$-	$205	$-	$127
Employee benefit plans:
Amortization relating to employee benefit plans (b)	1,561	1,053	3,097	2,169
Less - related income taxes	385	248	761	515
	1,176	805	2,336	1,654
Total reclassifications, net of tax	$1,176	$1,010	$2,336	$1,781
__________________________

(a)Represents currency translation losses reclassified from AOCI associated with restructuring and closing of certain of our offices. Such amounts are included in “revenue—other” on the condensed consolidated statements of operations.
(b)Included in the computation of net periodic benefit cost (see Note 13). Such amounts are included in “operating expenses—other” on the condensed consolidated statements of operations.

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
The tables below summarize net income (loss) attributable to noncontrolling interests for the three month and six month periods ended June 30, 2023 and 2022 and noncontrolling interests as of June 30, 2023 and December 31, 2022 in the Company’s condensed consolidated financial statements:

	Net Income (Loss) Attributable to Noncontrolling Interests
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Edgewater	$1,033	$3,518	$1,672	$10,506
LFI Consolidated Funds	2,604	(10,405)	6,969	(13,156)
LGAC	-	3,058	1,968	5,918
Other	-	-	1	2
Total	$3,637	$(3,829)	$10,610	$3,270

	Noncontrolling Interests as of
	June 30, 2023	December 31, 2022
Edgewater	$42,424	$44,681
Profits interest participation rights	13,472	10,792
LFI Consolidated Funds	-	74,164
LGAC	-	(10,714)
Other	11	13
Total	$55,907	$118,936
Redeemable Noncontrolling Interests—Redeemable noncontrolling interests principally represent LGAC interests as of December 31, 2022 (see Note 1) and consolidated VIE interests held by employees as of June 30, 2023 (see Note 20). Consolidated VIE interests held by employees (vested LFI awards), which may be redeemed at any time at the option of the holder for cash, are recorded on the Company’s condensed consolidated statements of financial position at redemption value and classified as temporary equity. Changes in redemption value are recognized immediately as they occur and will adjust the carrying value of redeemable noncontrolling interests to equal the redemption value at the end of each reporting period.
Dividends Declared, July 26, 2023—On July 26, 2023, the Board of Directors of Lazard declared a quarterly dividend of $0.50 per share on our common stock. The dividend is payable on August 18, 2023, to stockholders of record on August 7, 2023.
12.    INCENTIVE PLANS
Share-Based Incentive Plan Awards
A description of Lazard Ltd’s 2018 Plan, 2008 Incentive Compensation Plan (the “2008 Plan”) and 2005 Equity Incentive Plan (the “2005 Plan”) and activity with respect thereto during the three month and six month periods ended June 30, 2023 and 2022 is presented below.

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
The 2008 Plan authorized the issuance of shares of common stock pursuant to the grant or exercise of stock options, stock appreciation rights, RSUs, PRSUs and other share-based awards. Under the 2008 Plan, the maximum number of shares available was based on a formula that limited the aggregate number of shares that could, at any time, be subject to awards that were considered “outstanding” under the 2008 Plan to 30% of the then-outstanding shares of common stock. The 2008 Plan was terminated on April 24, 2018 although outstanding deferred stock unit (“DSU”) awards granted under the 2008 Plan before its termination continue to be subject to its terms.
The 2005 Plan authorized the issuance of up to 25,000,000 shares of common stock pursuant to the grant or exercise of stock options, stock appreciation rights, RSUs and other share-based awards. The 2005 Plan expired in the second quarter of 2015, although outstanding DSU awards granted under the 2005 Plan before its expiration continue to be subject to its terms.
The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs, RSAs and profits interest participation rights, including PRPUs) and “professional services” expense (with respect to DSUs) within the Company’s accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Share-based incentive awards:
RSUs	$52,111	$34,292	$95,687	$60,951
PRSUs	562	644	1,351	889
RSAs	8,449	7,841	15,375	12,777
Profits interest participation rights	18,200	28,244	37,262	49,692
DSUs	1,412	1,728	1,593	1,877
Total	$80,734	$72,749	$151,268	$126,186
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
RSUs generally include a dividend participation right that provides that, during the applicable vesting period, each RSU is attributed additional RSUs equivalent to any dividends paid on common stock during such period. During the six month period ended June 30, 2023, dividend participation rights required the issuance of 352,254 RSUs and the associated charge to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”) was $11,311.
Non-executive members of the Board of Directors (“Non-Executive Directors”) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 43,999 DSUs being granted during the six month period ended June 30, 2023. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of common stock at the time of cessation of service to the Board of Directors. DSUs include a cash dividend participation right equivalent to dividends paid on common stock.
Lazard Ltd’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of common stock on the date immediately preceding the date of the grant. During the six month period ended June 30, 2023, 9,998 DSUs had been granted pursuant to such Plan.
DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.
The following is a summary of activity relating to RSUs and DSUs during the six month period ended June 30, 2023:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2023	9,022,917	$37.97	400,820	$37.66
Granted (including 352,254 RSUs relating to dividend participation)	4,996,312	$36.75	53,997	$29.50
Forfeited	(35,473)	$37.06	-	$-
Settled	(2,833,196)	$42.48	(74,363)	$35.85
Balance, June 30, 2023	11,150,560	$36.28	380,454	$36.85
The weighted-average grant date fair value of RSUs granted in the six month periods ended June 30, 2023 and 2022 was $36.75 and $33.49, respectively. The weighted-average grant date fair value of DSUs granted in the six month periods ended June 30, 2023 and 2022 was $29.50 and $35.19, respectively.
In connection with RSUs that settled during the six month period ended June 30, 2023, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,121,423 shares of common stock during such six month period. Accordingly, 1,711,773 shares of common stock held by the Company were delivered during the six month period ended June 30, 2023.
As of June 30, 2023, estimated unrecognized RSU compensation expense was $189,180, with such expense expected to be recognized over a weighted average period of approximately 1.0 years subsequent to June 30, 2023.

LAZARD LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
RSAs
The following is a summary of activity related to RSAs associated with compensation arrangements during the six month period ended June 30, 2023:

	RSAs	Weighted Average Grant Date Fair Value
Balance, January 1, 2023	1,266,424	$36.99
Granted (including 50,754 relating to dividend participation)	625,833	$37.69
Forfeited	(10,173)	$38.68
Settled	(473,359)	$39.87
Balance, June 30, 2023	1,408,725	$36.32
The weighted-average grant date fair value of RSAs granted in the six month periods ended June 30, 2023 and 2022 was $37.69 and $33.21, respectively.
In connection with RSAs that settled during the six month period ended June 30, 2023, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 202,120 shares of common stock during such six month period. Accordingly, 271,239 shares of common stock held by the Company were delivered during the six month period ended June 30, 2023.
RSAs granted in 2023 generally include a dividend participation right that provides that during the applicable vesting period each RSA is attributed additional RSAs equivalent to any dividends paid on common stock during such period. During the six month period ended June 30, 2023, dividend participation rights required the issuance of 50,754 RSAs and the associated charge to “retained earnings”, net of estimated forfeitures (with corresponding credits to “additional paid-in-capital”) was $1,650.
At June 30, 2023, estimated unrecognized RSAs expense was $25,871, with such expense to be recognized over a weighted average period of approximately 0.9 years subsequent to June 30, 2023.
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
The following is a summary of activity relating to PRSUs during the six month period ended June 30, 2023:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2023	94,690	$39.27
Balance, June 30, 2023	94,690	$39.27

LAZARD LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The weighted-average grant date fair value of PRSUs granted in the six month period ended June 30, 2022 was $35.44.
Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of June 30, 2023, the total estimated unrecognized compensation expense was $2,322, and the Company expects to amortize such expense over a weighted-average period of approximately 0.6 years subsequent to June 30, 2023.
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
The following is a summary of activity relating to profits interest participation rights, including PRPUs, during the six month period ended June 30, 2023:

	Profits Interest Participation Rights	Weighted Average Grant Date Fair Value
Balance, January 1, 2023	4,131,628	$40.15
Granted	1,238,074	$35.94
Forfeited	(16,695)	$43.23
Settled	(1,521,620)	$42.17
Balance, June 30, 2023 (a)	3,831,387	$37.98
__________________________

(a)Table includes 1,474,002 PRPUs as of June 30, 2023. This includes 2,447,224 PRPUs as of January 1, 2023, net of 973,222 PRPUs settled during the six month period ended June 30, 2023. The balance as of June 30, 2023 reflects the target number of PRPUs granted in February 2021 and March 2022. There were no PRPUs granted during the six month period ended June 30, 2023. The weighted average grant date fair values for PRPUs and other profits interest participation rights outstanding as of January 1, 2023 were $40.29 and $39.96, respectively. The weighted average grant date fair values for other profits interest participation rights granted during the six month period ended June 30, 2023 was $35.94. The weighted average grant date fair values for other profits interest participation rights forfeited during the six month period ended June 30, 2023 was $43.23. The weighted average grant date fair values for PRPUs and other profits interest participation rights settled during the six month period ended June 30, 2023 were $41.76 and $42.89, respectively. The weighted average grant date fair values for PRPUs and other profits interest participation rights outstanding as of June 30, 2023 were $39.31 and $37.14, respectively.
The weighted average grant date fair value of profits interest participation rights granted in the six month periods ended June 30, 2023 and 2022 was $35.94 and $34.53, respectively. Compensation expense recognized for profits interest participation rights, including PRPUs, is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of June 30, 2023, the total estimated unrecognized compensation expense was $34,515 and the Company expects to amortize such expense over a weighted-average period of approximately 0.9 years subsequent to June 30, 2023.
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

LAZARD LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the six month period ended June 30, 2023:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2023	$112,124	$326,282
Granted	159,981	159,981
Settled	-	(144,964)
Forfeited	2,752	(2,622)
Amortization	(89,660)	-
Change in fair value related to:
Change in fair value of underlying investments	-	26,128
Adjustment for estimated forfeitures	-	7,800
Other	137	305
Balance, June 30, 2023	$185,334	$372,910
The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.0 years subsequent to June 30, 2023.
The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization, net of forfeitures	$57,558	$47,629	$92,086	$83,254
Change in the fair value of underlying investments	9,675	(35,098)	26,128	(49,421)
Total	$67,233	$12,531	$118,214	$33,833
13.    EMPLOYEE BENEFIT PLANS
The Company provides retirement and other post-retirement benefits to certain of its employees through defined benefit pension plans (the “pension plans”). The Company also offers defined contribution plans to its employees. The pension plans generally provide benefits to participants based on average levels of compensation. Expenses related to the Company’s employee benefit plans are included in “compensation and benefits” expense for the service cost component, and “operating expenses-other” for the other components of benefit costs on the condensed consolidated statements of operations.
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

LAZARD LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s pension plans for the three month and six month periods ended June 30, 2023 and 2022:

	Pension Plans
	Three Months Ended June 30,
	2023	2022
Components of Net Periodic Benefit Cost (Credit):
Service cost	$84	$59
Interest cost	5,272	2,817
Expected return on plan assets	(6,032)	(6,195)
Amortization of:
Prior service cost	27	26
Net actuarial loss	1,534	1,027
Settlement loss	783	407
Net periodic benefit cost (credit)	$1,668	$(1,859)

	Pension Plans
	Six Months Ended June 30,
	2023	2022
Components of Net Periodic Benefit Cost (Credit):
Service cost	$182	$270
Interest cost	10,424	5,817
Expected return on plan assets	(11,848)	(12,819)
Amortization of:
Prior service cost	53	55
Net actuarial loss (gain)	3,044	2,114
Settlement loss	1,542	843
Net periodic benefit cost (credit)	$3,397	$(3,720)

LAZARD LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
14.    COST-SAVING INITIATIVES
The Company is conducting firm-wide cost-saving initiatives including closing certain offices over the course of 2023.
Expenses associated with the cost-saving initiatives for the three month and six month periods ended June 30, 2023 consisted of the following:

	Three Months Ended June 30, 2023
	Financial Advisory	Asset Management	Corporate	Total
Severance and other employee termination costs (included in "compensation and benefits" expense)	$81,266	$29,533	$25,809	$136,608
Technology asset impairments (included in "technology and information services")	88	7,297	-	7,385
Other	522	280	1,910	2,712
Total	$81,876	$37,110	$27,719	$146,705

	Six Months Ended June 30, 2023
	Financial Advisory	Asset Management	Corporate	Total
Severance and other employee termination costs (included in "compensation and benefits" expense)	$90,043	$40,768	$26,537	$157,348
Technology asset impairments (included in "technology and information services")	88	7,297	-	7,385
Other	522	280	1,910	2,712
Total	$90,653	$48,345	$28,447	$167,445

Activity related to the obligations pursuant to the cost-saving initiatives during the six month period ended June 30, 2023 was as follows:

	Accrued Compensation and Benefits	Other	Total
Balance, January 1, 2023	$-	$-	$-
Total expenses	157,348	10,097	167,445
Less:
Noncash expenses (a)	28,481	7,490	35,971
Payments	46,052	1,535	47,587
Balance, June 30, 2023	$82,815	$1,072	$83,887
___________________________________

(a)Noncash expenses reflected in “accrued compensation and benefits” activity principally represents accelerated amortization of deferred incentive compensation awards. Noncash expenses reflected in “other” activity principally relates to technology asset impairments.

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
The Company recorded an income tax provision (benefit) of $10,303 and $(11,422) for the three month and six month periods ended June 30, 2023, respectively, and income tax provisions of $34,187 and $72,940 for the three month and six month periods ended June 30, 2022, respectively, representing effective tax rates of (9.4)%, 7.8%, 27.2% and 25.5%, respectively. The difference between the U.S. federal statutory rate of 21.0% and the effective tax rates reflected above principally relates to (i) the tax impact of differences in the value of share based incentive compensation and other discrete items, (ii) foreign source income (loss) not subject to U.S. income taxes (including interest on intercompany financings), (iii) taxes payable to foreign jurisdictions that are not offset against U.S. income taxes, (iv) change in the U.S. federal valuation allowance affecting the provision for income taxes and (v) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate.
16.    NET INCOME (LOSS) PER SHARE OF COMMON STOCK
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

LAZARD LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The Company’s basic and diluted net income (loss) per share calculations using the “two-class” method for the three month and six month periods ended June 30, 2023 and 2022 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to Lazard Ltd	$(124,013)	$95,480	$(146,185)	$209,356
Add - adjustment for earnings attributable to participating securities	(763)	(1,090)	(1,888)	(2,823)
Net income (loss) attributable to Lazard Ltd - basic	(124,776)	94,390	(148,073)	206,533
Add - adjustment for earnings attributable to participating securities	-	554	-	1,683
Net income (loss) attributable to Lazard Ltd - diluted	$(124,776)	$94,944	$(148,073)	$208,216
Weighted average number of shares of common stock outstanding	86,787,954	97,380,282	86,261,198	99,007,501
Add - adjustment for shares of common stock issuable on a non-contingent basis	1,941,700	1,279,891	1,899,555	1,596,223
Weighted average number of shares of common stock outstanding - basic	88,729,654	98,660,173	88,160,753	100,603,724
Add - dilutive effect, as applicable, of:
Weighted average number of incremental shares of common stock issuable from share-based incentive compensation (a)	-	4,093,163	-	4,866,264
Weighted average number of shares of common stock outstanding - diluted	88,729,654	102,753,336	88,160,753	105,469,988
Net income (loss) attributable to Lazard Ltd per share of common stock:
Basic	$(1.41)	$0.96	$(1.68)	$2.05
Diluted	$(1.41)	$0.92	$(1.68)	$1.97
___________________________________

(a)The weighted average number of incremental shares of common stock issuable from share-based incentive compensation for the three month and six month periods ended June 30, 2023 of 3,427,886 and 4,737,193, respectively, that could be potentially dilutive, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive.
17.    RELATED PARTIES
Sponsored Funds
The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Investment advisory fees relating to such services were $135,847 and $269,370 for the three month and six month periods ended June 30, 2023, respectively, and $134,342 and $298,713 for the three month and six month periods ended June 30, 2022, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $51,721 and $57,283 remained as receivables at June 30, 2023 and December 31, 2022, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.
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
Pursuant to the periodic revaluation of the TRA liability and the assumptions reflected in the estimate, the revaluation had the effect of reducing the estimated liability under the TRA. As a result, the Company recorded a “benefit pursuant to tax receivable agreement” of $40,435 on the condensed consolidated statement of operations for the six month period ended June 30, 2023. In addition, the Company made a payment under the TRA in the six months ended June 30, 2023 of $32,208.
The cumulative liability relating to our obligations under the TRA as of June 30, 2023 and December 31, 2022 was $118,546 and $191,189, respectively, and is recorded in “tax receivable agreement obligation” on the condensed consolidated statements of financial condition.
Other
See Note 11 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.
18.    REGULATORY AUTHORITIES
LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $5, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At June 30, 2023, LFNY’s regulatory net capital was $39,311, which exceeded the minimum requirement by $32,662. LFNY’s aggregate indebtedness to net capital ratio was 2.54:1 as of June 30, 2023.
Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At June 30, 2023, the aggregate regulatory net capital of the U.K. Subsidiaries was $209,893, which exceeded the minimum requirement by $144,357.
CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through

LAZARD LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management. The investment services activities exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At March 31, 2023, the consolidated regulatory net capital of CFLF was $154,250, which exceeded the minimum requirement set for regulatory capital levels by $73,195. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At March 31, 2023, the regulatory net capital of the combined European regulated group was $179,474, which exceeded the minimum requirement set for regulatory capital levels by $89,649. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.
Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At June 30, 2023, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $154,896, which exceeded the minimum required capital by $120,690.
At June 30, 2023, each of these subsidiaries individually was in compliance with its regulatory capital requirements.
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
The Company’s segment information for the three month and six month periods ended June 30, 2023 and 2022 is prepared using the following methodology:
•Revenue and expenses directly associated with each segment are included in determining operating income.
•Expenses not directly associated with specific segments are allocated based on the most relevant measures applicable, including headcount, square footage and other factors.
•Segment assets are based on those directly associated with each segment, and include an allocation of certain assets relating to various segments, based on the most relevant measures applicable, including headcount, square footage and other factors.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Financial Advisory	Net Revenue	$352,477	$407,885	$630,051	$798,100
	Operating Expenses	439,445	316,574	768,180	614,832
	Operating Income (Loss)	$(86,968)	$91,311	$(138,129)	$183,268
Asset Management	Net Revenue	$288,313	$289,151	$572,357	$627,652
	Operating Expenses	269,219	232,546	517,270	474,062
	Operating Income	$19,094	$56,605	$55,087	$153,590
Corporate	Net Revenue (Loss)	$2,324	$(57,490)	$(16,858)	$(91,314)
	Operating Expenses (Credit)	44,523	(35,412)	47,097	(40,022)
	Operating Loss	$(42,199)	$(22,078)	$(63,955)	$(51,292)
Total	Net Revenue	$643,114	$639,546	$1,185,550	$1,334,438
	Operating Expenses	753,187	513,708	1,332,547	1,048,872
	Operating Income (Loss)	$(110,073)	$125,838	$(146,997)	$285,566

	As Of
	June 30, 2023	December 31, 2022
Total Assets
Financial Advisory	$1,122,573	$1,099,921
Asset Management	844,830	978,083
Corporate	2,635,534	3,774,557
Total	$4,602,937	$5,852,561

LAZARD LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
20.    CONSOLIDATED VIEs
The Company’s consolidated VIEs as of June 30, 2023 and December 31, 2022 include LGAC (see Note 1) and certain funds (“LFI Consolidated Funds”) that were established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement. Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds. The assets of LFI Consolidated Funds, except as it relates to $130,081 and $115,666 of LFI held by Lazard Group as of June 30, 2023 and December 31, 2022, respectively, can only be used to settle the obligations of LFI Consolidated Funds. The Company’s consolidated VIE assets and liabilities for LFI Consolidated Funds as reflected in the condensed consolidated statements of financial condition consist of the following at June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$5,538	$3,644
Customers and other receivables	158	240
Investments	207,410	186,300
Other assets	1,026	622
Total assets	$214,132	$190,806

LIABILITIES
Deposits and other customer payables	$64	$528
Other liabilities	404	448
Total liabilities	$468	$976

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Lazard Ltd’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”). All references to “2023,” “2022,” “second quarter,” “first half” or “the period” refer to, as the context requires, the three month and six month periods ended June 30, 2023 and 2022.
Forward-Looking Statements and Certain Factors that May Affect Our Business
Management has included in Parts I and II of this Form 10-Q, including in its MD&A, statements that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target,” “goal” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our strategies, business plans and initiatives and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in our Form 10-K under the caption “Risk Factors,” including the following:
•a decline in general economic conditions or the global or regional financial markets;
•a decline in our revenues, for example due to a decline in overall mergers and acquisitions (“M&A”) activity, our share of the M&A market or our assets under management (“AUM”);
•losses caused by financial or other problems experienced by third parties;
•losses due to unidentified or unanticipated risks;
•a lack of liquidity, i.e., ready access to funds, for use in our businesses; and
•competitive pressure on our businesses and on our ability to retain and attract employees at current compensation levels.
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
Although we believe the statements reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this Form 10-Q to conform our prior statements to actual results or revised expectations and we do not intend to do so.
Forward-looking statements include, but are not limited to, statements about:
•financial goals, including ratios of compensation and benefits expense to operating revenue;
•ability to deploy surplus cash through dividends, share repurchases and debt repurchases;
•ability to offset stockholder dilution through share repurchases;
•possible or assumed future results of operations and operating cash flows;
•strategies and investment policies;
•financing plans and the availability of short-term borrowing;

•competitive position;
•future acquisitions, including the consideration to be paid and the timing of consummation;
•potential growth opportunities available to our businesses;
•potential impact of investments in our technology infrastructure and data science capabilities;
•recruitment and retention of our managing directors and employees;
•potential levels of compensation expense, including awarded compensation and benefits expense and adjusted compensation and benefits expense, and non-compensation expense;
•potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts;
•statements regarding environmental, social and governance (“ESG”) goals and initiatives;
•likelihood of success and impact of litigation;
•expected tax rates, including effective tax rates;
•changes in interest and tax rates;
•availability of certain tax benefits, including certain potential deductions;
•potential impact of certain events or circumstances on our financial statements and operations;
•changes in foreign currency exchange rates;
•expectations with respect to the economy, the securities markets, the market for mergers, acquisitions, restructuring and other financial advisory activity, the market for asset management activity and other macroeconomic, regional and industry trends;
•effects of competition on our business; and
•impact of new or future legislation and regulation, including tax laws and regulations, on our business.
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

Our principal sources of revenue are derived from activities in the following business segments:
•Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding strategic and mergers and acquisitions (“M&A”) advisory, capital markets advisory, shareholder advisory, restructuring and capital solutions, sovereign advisory, geopolitical advisory, and other strategic advisory matters and capital raising and placement, and
•Asset Management, which offers a broad range of global investment solutions and investment and wealth management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.
In addition, we record selected other activities in our Corporate segment, including management of cash, investments, deferred tax assets, outstanding indebtedness, certain contingent obligations and certain assets and liabilities associated with (i) Lazard Group’s Paris-based subsidiary, Lazard Frères Banque SA (“LFB”), and (ii) in 2022, a special purpose acquisition company that was sponsored by an affiliate of the Company, Lazard Growth Acquisition Corp. I (“LGAC”).
Our consolidated net revenue was derived from the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Financial Advisory	55%	64%	53%	60%
Asset Management	45	45	48	47
Corporate	-	(9)	(1)	(7)
Total	100%	100%	100%	100%
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

While there remains a level of uncertainty in the markets, the global macroeconomic environment is improving as inflation continues to fall and expectations of further interest rate hikes are moderating. We believe that the M&A market is stabilizing, however that is yet to be reflected in M&A completions, which have remained low since transaction volume began to slow in the first quarter of 2022 and the pace of recovery will likely be slow. In the meantime, we are seeing increasing board and investor confidence, valuation gaps are narrowing and financing, while more expensive, is becoming more accessible.
Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.
•Financial Advisory—Despite the lower level of M&A announcements in 2023, we remain actively engaged with our clients. The global scale and breadth of our Financial Advisory business enables us to advise on a wide range of strategic and restructuring transactions across a variety of industries. In addition, we continue to invest in our Financial Advisory business by selectively hiring talented senior professionals in an effort to enhance our capabilities and sector expertise in M&A, capital structure, restructuring and public and private capital markets.
•Asset Management—Given our diversified investment platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from opportunities across the asset management industry. We are continually developing new investment strategies that extend our existing platforms and assessing potential product acquisitions or other inorganic growth opportunities.
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
Financial Advisory
As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions, including the subset of completed transactions involving values greater than $500 million, decreased in the first half of 2023 as compared to the first half of 2022. With respect to announced M&A transactions, the value and number of all transactions, including the subset of announced transactions involving values greater than $500 million, decreased in the first half of 2023 as compared to the first half of 2022.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Incr / (Decr)	2023	2022	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$504	$1,083	(53)%	$1,191	$2,362	(50)%
Number	7,171	10,620	(32)%	16,764	22,493	(25)%
Deals Greater than $500 million:
Value	$377	$821	(54)%	$890	$1,792	(50)%
Number	158	331	(52)%	396	757	(48)%
Announced M&A Transactions:
All deals:
Value	$761	$1,139	(33)%	$1,362	$2,231	(39)%
Number	8,273	10,982	(25)%	18,258	23,050	(21)%
Deals Greater than $500 million:
Value	$586	$863	(32)%	$1,007	$1,649	(39)%
Number	255	337	(24)%	463	696	(33)%
____________________________________

Source: Dealogic as of July 4, 2023.
Global restructuring activity during the first half of 2023, as measured by the number of corporate defaults, decreased as compared to 2022. The number of defaulting issuers was 81 in the first half of 2023 according to Moody’s Investors Service, Inc., as compared to 98 in the first half of 2022.

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
Asset Management
The percentage change in major equity market indices at June 30, 2023, as compared to such indices at March 31, 2023, December 31, 2022 and at June 30, 2022, is shown in the table below:

	Percentage Changes June 30, 2023 vs.
	March 31, 2023	December 31, 2022	June 30, 2022
MSCI World Index	7%	15%	19%
Euro Stoxx	4%	19%	32%
MSCI Emerging Market	1%	5%	2%
S&P 500	9%	17%	20%
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
Financial Statement Overview
Net Revenue
The majority of Lazard’s Financial Advisory net revenue historically has been earned from the successful completion of M&A transactions, capital markets advisory, shareholder advisory, restructuring and capital solutions, sovereign advisory, geopolitical advisory, and other strategic advisory matters and capital raising and placement. The main drivers of Financial Advisory net revenue are overall M&A activity, the level of corporate debt defaults and the environment for capital raising activities, particularly in the industries and geographic markets in which Lazard focuses. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to clients, with such fees not being dependent on a specific transaction, and may also earn fees in connection with public and private securities offerings. Significant fluctuations in Financial Advisory net revenue can occur over the course of any given year, because a significant portion of such net revenue is earned upon the successful completion of a transaction, restructuring or capital raising activity, the timing of which is uncertain and is not subject to Lazard’s control.
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
Corporate segment total assets represented 57% of Lazard’s consolidated total assets as of June 30, 2023, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, deferred tax assets and certain other assets associated with LFB.
Operating Expenses
The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards, including (a) share-based incentive compensation under the Lazard Ltd 2018 Incentive Compensation Plan, as amended (the “2018 Plan”) and (b) LFI and other similar deferred compensation arrangements (see Note 12 of Notes to Condensed Consolidated Financial Statements), (iii) a provision for discretionary or guaranteed cash bonuses and profit pools and (iv) when applicable, severance payments. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our actual and forecasted operating and financial performance, staffing levels, estimated forfeiture rates, competitive pay conditions and the nature of revenues earned, as well as the mix between current and deferred compensation.
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
•we deduct amortization expense recorded for U.S. GAAP purposes in the fiscal year associated with deferred incentive compensation awards;
•we add incentive compensation with respect to the fiscal year, which is comprised of:
(i)the deferred incentive compensation awards granted in the year-end compensation process with respect to the fiscal year (e.g., deferred incentive compensation awards granted in 2023 related to the 2022 year-end compensation process), including performance-based restricted stock unit (“PRSU”) and performance-based restricted participation unit (“PRPU”) awards (based on the target payout level);
(ii)the portion of investments in people (e.g., “sign-on” bonuses or retention awards) and other special deferred incentive compensation awards that is applicable to the fiscal year the award becomes effective; and
(iii)amounts in excess of the target payout level for PRSU and PRPU awards at the end of their respective performance periods; and
•we reduce the amounts in (i), (ii) and (iii) above by an estimate of future forfeitures with respect to such awards.
Compensation and benefits expense is the largest component of our operating expenses. We seek to maintain discipline with respect to compensation, including the rate at which we award deferred compensation. Our goal is to maintain a ratio of awarded compensation and benefits expense to operating revenue and a ratio of adjusted compensation and benefits expense to operating revenue over the cycle in the mid-to high-50s percentage range, while targeting a consistent deferral policy. While we have implemented policies and initiatives that we believe will assist us in maintaining ratios within this range, there can be no guarantee that we will be able to maintain such ratios, or that our policies or initiatives will not change, in the future. Increased competition for professionals, changes in the macroeconomic environment or the financial markets generally, lower operating revenue resulting from, for example, a decrease in M&A activity, our share of the M&A market or our AUM levels, changes in the mix of revenues from our businesses, investments in our businesses or various other factors could prevent us from achieving this goal; however, in future periods we may benefit from pressure on compensation costs within the financial services industry.
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
To the extent inflation results in rising interest rates and has other effects upon the securities markets or general macroeconomic conditions, it may adversely affect our financial position and results of operations by impacting overall levels of M&A activity, reducing our AUM or net revenue, increasing non-compensation expense, or otherwise.

Cost-Saving Initiatives
The Company is conducting firm-wide cost-saving initiatives including closing certain offices over the course of 2023. See Note 14 of Notes to Condensed Consolidated Financial Statements.
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
Noncontrolling Interests
Noncontrolling interests primarily consist of (i) amounts related to Edgewater’s management vehicles that the Company is deemed to control but not own, (ii) LGAC interests (see Note 1 of Notes to Condensed Consolidated Financial Statements), (iii) profits interest participation rights and (iv) consolidated VIE interests held by employees. See Notes 11 and 20 of Notes to Condensed Consolidated Financial Statements for information regarding the Company’s noncontrolling interests and consolidated VIEs.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands)
Net Revenue	$643,114	$639,546	$1,185,550	$1,334,438
Operating Expenses:
Compensation and benefits	572,231	363,830	1,022,198	760,671
Non-compensation	180,861	149,863	350,641	288,171
Amortization and other acquisition-related costs	95	15	143	30
Benefit pursuant to tax receivable agreement	-	-	(40,435)	-
Total operating expenses	753,187	513,708	1,332,547	1,048,872
Operating Income (Loss)	(110,073)	125,838	(146,997)	285,566
Provision (benefit) for income taxes	10,303	34,187	(11,422)	72,940
Net Income (Loss)	(120,376)	91,651	(135,575)	212,626
Less - Net Income (Loss) Attributable to Noncontrolling Interests	3,637	(3,829)	10,610	3,270
Net Income (Loss) Attributable to Lazard Ltd	$(124,013)	$95,480	$(146,185)	$209,356
Operating Income (Loss), as a % of net revenue	(17.1)%	19.7%	(12.4)%	21.4%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands)
Operating Revenue:
Net revenue	$643,114	$639,546	$1,185,550	$1,334,438
Adjustments:
Interest expense (a)	19,162	19,010	38,572	38,047
Distribution fees, reimbursable deal costs, bad debt expense and other (b)	(26,338)	(17,083)	(53,019)	(35,905)
Asset impairment charges	-	-	19,129	-
Revenue related to noncontrolling interests (c)	(6,237)	(660)	(17,060)	(11,455)
(Gains) losses on investments pertaining to LFI (d)	(9,675)	35,098	(26,128)	49,421
Operating revenue	$620,026	$675,911	$1,147,044	$1,374,546
____________________________________

(a)Interest expense (excluding interest expense incurred by LFB) is added back in determining operating revenue because such expense relates to corporate financing activities and is not considered to be a cost directly related to the revenue of our business.
(b)Represents certain distribution, introducer and management fees paid to third parties, reimbursable deal costs and bad debt expense relating to fees and other receivables that are deemed uncollectible for which an equal amount is excluded for purposes of determining adjusted non-compensation expense.
(c)Revenue or loss related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount.

(d)Represents changes in the fair value of investments held in connection with LFI and other similar deferred compensation arrangements for which a corresponding equal amount is excluded from compensation and benefits expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$572,231	$363,830	$1,022,198	$760,671
Adjustments:
Noncontrolling interests (a)	(1,851)	(3,521)	(4,861)	(5,983)
(Charges) credits pertaining to LFI (b)	(9,675)	35,098	(26,128)	49,421
Expenses associated with senior management transition (c)	-	-	(10,674)	-
Expenses associated with cost-saving initiatives	(136,608)	-	(157,348)	-
Adjusted compensation and benefits expense	$424,097	$395,407	$823,187	$804,109
Adjusted compensation and benefits expense, as a % of operating revenue	68.4%	58.5%	71.8%	58.5%
____________________________________

(a)Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.
(c)Represents expenses associated with senior management transition reflecting the departure of certain executive officers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$180,861	$149,863	$350,641	$288,171
Adjustments:
Expenses relating to office space reorganization (a)	-	(871)	-	(1,995)
Distribution fees, reimbursable deal costs, bad debt expense and other (b)	(26,338)	(17,083)	(53,019)	(35,905)
Noncontrolling interests (c)	(749)	(968)	(1,590)	(2,204)
Expenses associated with cost-saving initiatives	(10,097)	–	(10,097)	–
Adjusted non-compensation expense	$143,677	$130,941	$285,935	$248,067
Adjusted non-compensation expense, as a % of operating revenue	23.2%	19.4%	24.9%	18.0%
____________________________________

(a)Represents building depreciation and other costs related to office space reorganization.
(b)Represents certain distribution, introducer and management fees paid to third parties, reimbursable deal costs and bad debt expense relating to fees and other receivables that are deemed uncollectible for which an equal amount is included for purposes of determining operating revenue.
(c)Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands)
Earnings From Operations:
Operating revenue	$620,026	$675,911	$1,147,044	$1,374,546
Deduct:
Adjusted compensation and benefits expense	(424,097)	(395,407)	(823,187)	(804,109)
Adjusted non-compensation expense	(143,677)	(130,941)	(285,935)	(248,067)
Earnings from operations	$52,252	$149,563	$37,922	$322,370
Earnings from operations, as a % of operating revenue	8.4%	22.1%	3.3%	23.5%

Headcount information is set forth below:

	As of
	June 30, 2023 (a)	December 31, 2022	June 30, 2022
Headcount:
Managing Directors:
Financial Advisory	227	212	212
Asset Management	123	120	119
Corporate	23	25	24
Total Managing Directors	373	357	355
Other Business Segment Professionals and Support Staff:
Financial Advisory	1,393	1,463	1,357
Asset Management	1,093	1,105	1,109
Corporate	462	477	448
Total	3,321	3,402	3,269
____________________________________
(a)Includes reductions associated with the cost-saving initiatives as of June 30, 2023.
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
Three Months Ended June 30, 2023 versus June 30, 2022
The Company reported net loss attributable to Lazard Ltd of $124 million, as compared to net income attributable to Lazard Ltd of $95 million in the 2022 period.
Net revenue increased $4 million, or 1%, with operating revenue decreasing $56 million, or 8%, as compared to the 2022 period. Fee revenue from investment banking and other advisory activities decreased $55 million, or 14%, as compared to the 2022 period. Asset management fees, including incentive fees, increased $3 million, or 1%, as compared to the 2022 period. In the aggregate, interest income, other revenue and interest expense increased $56 million, as compared to the 2022 period.
Compensation and benefits expense, which included $137 million associated with the cost-saving initiatives in 2023, increased $208 million, or 57%, as compared to the 2022 period.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $424 million, an increase of $29 million, or 7%, as compared to $395 million in the 2022 period. The ratio of adjusted compensation and benefits expense to operating revenue was 68.4% for the 2023 period, as compared to 58.5% for the 2022 period.
Non-compensation expense increased $31 million, or 21%, as compared to the 2022 period primarily due to $10 million associated with the cost-saving initiatives in 2023, higher travel and business development and professional services expenses. Adjusted non-compensation expense increased $13 million, or 10%, as compared to the 2022 period. The ratio of adjusted non-compensation expense to operating revenue was 23.2% for the 2023 period, as compared to 19.4% for the 2022 period.
The Company reported an operating loss of $110 million, as compared to operating income of $126 million in the 2022 period.
Earnings from operations decreased $97 million, or 65%, as compared to the 2022 period, and, as a percentage of operating revenue, was 8.4% for the 2023 period, as compared to 22.1% in the 2022 period.
The provision for income taxes reflects an effective tax rate of (9.4)%, as compared to 27.2% for the 2022 period. The change in the effective tax rate principally relates to changes in the geographic mix of earnings inclusive of losses without tax benefits.
Net income attributable to noncontrolling interests reflected income of $4 million in the 2023 period as compared to a loss of $4 million in the 2022 period.
Six Months Ended June 30, 2023 versus June 30, 2022

The Company reported net loss attributable to Lazard Ltd of $146 million, as compared to net income attributable to Lazard Ltd of $209 million in the 2022 period.

Net revenue decreased $149 million, or 11%, with operating revenue decreasing $228 million, or 17%, as compared to the 2022 period. Fee revenue from investment banking and other advisory activities decreased $167 million, or 21%, as compared to the 2022 period. Asset management fees, including incentive fees, decreased $51 million, or 9%, as compared to the 2022 period. In the aggregate, interest income, other revenue and interest expense increased $69 million, as compared to the 2022 period.

Compensation and benefits expense, which included $157 million associated with the cost-saving initiatives in 2023, increased $262 million, or 34%, as compared to the 2022 period.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $823 million, an increase of $19 million, or 2%, as compared to $804 million in the 2022 period. The ratio of adjusted compensation and benefits expense to operating revenue was 71.8% for the 2023 period, as compared to 58.5% for the 2022 period.

Non-compensation expense increased $62 million, or 22%, as compared to the 2022 period, primarily due to $10 million associated with the cost-saving initiatives in 2023, higher travel and business development expenses and professional services expenses, and continued investments in technology. Adjusted non-compensation expense increased $38 million, or 15%, as compared to the 2022 period. The ratio of adjusted non-compensation expense to operating revenue was 24.9% for the 2023 period, as compared to 18.0% for the 2022 period.
The Company reported an operating loss of $147 million, as compared to operating income of $286 million in the 2022 period.
Earnings from operations decreased $284 million, or 88%, as compared to the 2022 period, and, as a percentage of operating revenue, was 3.3% for the 2023 period, as compared to 23.5% in the 2022 period.

The provision for income taxes reflects an effective tax rate of 7.8%, as compared to 25.5% for the 2022 period. The change in the effective tax rate principally relates to changes in the geographic mix of earnings inclusive of losses without tax benefits and the impact of discrete items.

Net income attributable to noncontrolling interests increased $7 million as compared to the 2022 period.
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
Financial Advisory
The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands)
Net Revenue	$352,477	$407,885	$630,051	$798,100
Operating Expenses (a)	439,445	316,574	768,180	614,832
Operating Income (Loss)	$(86,968)	$91,311	$(138,129)	$183,268
Operating Income (Loss), as a % of net revenue	(24.7)%	22.4%	(21.9)%	23.0%
_______________________________________

(a)See Note 14 of Notes to Condensed Consolidated Financial Statements for information regarding cost-saving initiatives.
Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	73	85	140	147
Percentage of total Financial Advisory net revenue from top 10 clients	41%	40%	28%	31%
Number of M&A transactions completed with values greater than $500 million (a)	9	25	18	48
________________________________________

(a)Source: Dealogic as of July 4, 2023.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Americas	59%	63%	54%	57%
EMEA	40	37	45	42
Asia Pacific	1	-	1	1
Total	100%	100%	100%	100%
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
Three Months Ended June 30, 2023 versus June 30, 2022
Financial Advisory net revenue decreased $55 million, or 14%, as compared to the 2022 period. The decrease in Financial Advisory net revenue was primarily a result of a decrease in the number of fees between $1 million and $5 million as compared to the 2022 period.
Operating expenses, which included $82 million associated with cost-saving initiatives in the 2023 period, increased $123 million, or 39%, as compared to the 2022 period.
Financial Advisory operating loss was $87 million as compared to operating income of $91 million in the 2022 period and, as a percentage of net revenue, was (24.7)%, as compared to 22.4% in the 2022 period.
Six Months Ended June 30, 2023 versus June 30, 2022

Financial Advisory net revenue decreased $168 million, or 21%, as compared to the 2022 period. The decrease in Financial Advisory net revenue was primarily a result of a decrease in the value of fees greater than $10 million as compared to the 2022 period.
Operating expenses, which included $91 million associated with cost-saving initiatives in the 2023 period, increased $153 million, or 25%, as compared to the 2022 period.
Financial Advisory operating loss was $138 million as compared to operating income of $183 million in the 2022 period and, as a percentage of net revenue, was (21.9)%, as compared to 23.0% in the 2022 period.

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
Either directly, or through our third-party vendors, we perform a variety of regular due diligence procedures on our pricing service providers.
The following table shows the composition of AUM for the Asset Management segment:

	As of
	June 30, 2023	December 31, 2022
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$24,554	$21,557
Global	51,602	46,861
Local	51,223	47,504
Multi-Regional	57,346	51,473
Total Equity	184,725	167,395
Fixed Income:
Emerging Markets	9,196	8,944
Global	11,347	11,029
Local	6,008	5,352
Multi-Regional	19,300	18,061
Total Fixed Income	45,851	43,386
Alternative Investments	3,959	3,812
Other Alternative Investments	2,713	-
Private Equity	1,387	1,038
Cash Management	705	494
Total AUM	$239,340	$216,125
Total AUM at June 30, 2023 was $239 billion, an increase of $23 billion, or 11%, as compared to total AUM of $216 billion at December 31, 2022 due to market and foreign exchange appreciation and net inflows. Average AUM for the three month period ended June 30, 2023 increased 2% as compared to the three month period ended June 30, 2022 and decreased 5%, as compared to the six month period ended June 30, 2022.
As of June 30, 2023, approximately 84% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, compared to 85% as of December 31, 2022. As of June 30, 2023, approximately 16% of our AUM was managed on behalf of individual client relationships, which was principally with family offices and individuals, compared to approximately 15% as of December 31, 2022.
As of June 30, 2023, AUM with foreign currency exposure represented approximately 63% of our total AUM as compared to 65% at December 31, 2022. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month and six month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$178,628	$5,814	$(7,128)	$(1,314)	$8,097	$(686)	$184,725
Fixed Income	45,461	1,758	(2,127)	(369)	708	51	45,851
Other	8,051	1,173	(487)	686	32	(5)	8,764
Total	$232,140	$8,745	$(9,742)	$(997)	$8,837	$(640)	$239,340
Inflows in the Equity asset class were primarily attributable to the Multi-Regional and Global platforms, and inflows in the Fixed Income asset class were primarily attributable to the Multi-Regional and Global platforms. Outflows in the Equity asset class were primarily attributable to the Global, Multi-Regional and Local platforms, and outflows in the Fixed Income asset class were primarily attributable to the Multi-Regional and Global platforms.

	Six Months Ended June 30, 2023
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$167,395	$12,841	$(14,417)	$(1,576)	$18,847	$59	$184,725
Fixed Income	43,386	5,110	(4,749)	361	1,429	675	45,851
Other	5,344	4,454	(1,237)	3,217	181	22	8,764
Total	$216,125	$22,405	$(20,403)	$2,002	$20,457	$756	$239,340
Inflows include approximately $3.9 billion related to a wealth management acquisition.
Inflows in the Equity asset class were primarily attributable to the Multi-Regional and Global platforms, and inflows in the Fixed Income asset class were primarily attributable to the Multi-Regional and Global platforms. Outflows in the Equity asset class were primarily attributable to the Global, Multi-Regional and Local platforms, and outflows in the Fixed Income asset class were primarily attributable to the Multi-Regional and Global platforms.

	Three Months Ended June 30, 2022
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

	Six Months Ended June 30, 2022
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
Average AUM for the three month and six month periods ended June 30, 2023 and 2022 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in millions)
Average AUM by Asset Class:
Equity	$181,066	$181,343	$178,218	$192,695
Fixed Income	45,881	42,171	45,533	43,993
Alternative Investments	4,074	4,374	4,035	4,387
Other Alternative Investments	2,657	-	1,772	-
Private Equity	963	1,259	933	1,263
Cash Management	711	1,015	619	925
Total Average AUM	$235,352	$230,162	$231,110	$243,263
The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands)
Net Revenue	$288,313	$289,151	$572,357	$627,652
Operating Expenses (a)	269,219	232,546	517,270	474,062
Operating Income	$19,094	$56,605	$55,087	$153,590
Operating Income, as a % of net revenue	6.6%	19.6%	9.6%	24.5%
_______________________________________
(a)See Note 14 of Notes to Condensed Consolidated Financial Statements for information regarding cost-saving initiatives.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Americas	43%	48%	42%	47%
EMEA	45	40	45	42
Asia Pacific	12	12	13	11
Total	100%	100%	100%	100%
Asset Management Results of Operations
Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.
Three Months Ended June 30, 2023 versus June 30, 2022
Asset Management net revenue decreased $1 million as compared to the 2022 period. Management fees and other revenue remained substantially the same as compared to the 2022 period. Incentive fees were $6 million, a decrease of $1 million as compared to $7 million in the 2022 period.
Operating expenses, which included $37 million associated with cost-saving initiatives in the 2023 period, increased $37 million, or 16%, as compared to the 2022 period.
Asset Management operating income was $19 million, a decrease of $38 million, or 66%, as compared to operating income of $57 million in the 2022 period and, as a percentage of net revenue, was 6.6%, as compared to 19.6% in the 2022 period.
Six Months Ended June 30, 2023 versus June 30, 2022
Asset Management net revenue decreased $55 million, or 9%, as compared to the 2022 period. Management fees and other revenue was $561 million, a decrease of $34 million, or 6%, as compared to $595 million in the 2022 period primarily due to a decrease in average AUM. Incentive fees were $11 million, a decrease of $21 million as compared to $33 million in the 2022 period.
Operating expenses, which included $48 million associated with cost-saving initiatives in the 2023 period, increased $43 million, or 9%, as compared to the 2022 period.
Asset Management operating income was $55 million, a decrease of $99 million, or 64%, as compared to operating income of $154 million in the 2022 period and, as a percentage of net revenue, was 9.6%, as compared to 24.5% in the 2022 period.

Corporate
The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands)
Interest Income	$3,326	$1,876	$10,645	$2,981
Interest Expense	(19,151)	(19,235)	(38,547)	(38,539)
Net Interest Expense	(15,825)	(17,359)	(27,902)	(35,558)
Other Revenue (Loss)	18,149	(40,131)	11,044	(55,756)
Net Revenue (Loss)	2,324	(57,490)	(16,858)	(91,314)
Operating Expenses (Credits) (a)	44,523	(35,412)	47,097	(40,022)
Operating Loss	$(42,199)	$(22,078)	$(63,955)	$(51,292)
_________________________________
(a)See Note 14 of Notes to Condensed Consolidated Financial Statements for information regarding cost-saving initiatives.
Corporate Results of Operations
Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.
Three Months Ended June 30, 2023 versus June 30, 2022
Net interest expense decreased $2 million as compared to the 2022 period.
Other revenue was positively impacted by gains attributable to investments held in connection with LFI in the 2023 period, as compared to losses in the 2022 period.
Operating expenses increased $80 million as compared to the 2022 period primarily due to $28 million associated with cost-saving initiatives in the 2023 period, and charges in the 2023 period as compared to credits in the 2022 period pertaining to LFI.
Six Months Ended June 30, 2023 versus June 30, 2022
Net interest expense decreased $8 million as compared to the 2022 period.
Other revenue was positively impacted by gains attributable to investments held in connection with LFI in the 2023 period, as compared to losses in the 2022 period. Such gains in the 2023 period were partially offset by losses incurred from the impairment of equity method investments and the liquidation of LGAC in February 2023.
Operating expenses excluding the benefit pursuant to the TRA of $40 million, increased $128 million as compared to the 2022 period primarily due to $28 million associated with cost-saving initiatives in the 2023 period, and charges in the 2023 period as compared to credits in the 2022 period pertaining to LFI.
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
Summary of Cash Flows:

	Six Months Ended June 30,
	2023	2022
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income (loss)	$(136)	$213
Adjustments to reconcile net income to net cash provided by operating activities (a)	198	309
Other operating activities (b)	(273)	(437)
Net cash provided by (used in) operating activities	(211)	85
Investing activities	(22)	(20)
Financing activities (c)	(1,244)	(62)
Effect of exchange rate changes	18	(208)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(1,459)	(205)
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	2,639	3,430
End of Period	$1,180	$3,225
________________________________________
(a)Consists of the following:

	Six Months Ended June 30,
	2023	2022
	($ in millions)
Depreciation and amortization of property	$22	$21
Noncash lease expense	32	32
Amortization of deferred expenses and share-based incentive compensation	250	213
Deferred tax provision (benefit)	(114)	43
Benefit pursuant to tax receivable agreement	(40)	-
Impairment of equity method investments and other receivables	23	-
Impairment of assets associated with cost-saving initiatives	7	-
Loss on LGAC liquidation	18	-
Total	$198	$309
(b)Includes net changes in operating assets and liabilities.
(c)Consists primarily of purchases of shares of common stock, tax withholdings related to the settlement of vested RSUs, vested RSAs and vested PRSUs, common stock dividends, changes in customer deposits, distributions to noncontrolling interest holders, and in 2023, distributions to redeemable noncontrolling interests associated with LGAC's redemption of all its outstanding Class A ordinary shares.
(d)Consists of cash and cash equivalents, deposits with banks and short-term investments and restricted cash.

Liquidity and Capital Resources
The Company’s liquidity and capital resources are derived from multiple sources as described in “—Sources and Uses of Liquidity”.
Sources and Uses of Liquidity
Net revenue, operating income and cash receipts fluctuate significantly between periods and could be affected by various risks and uncertainties. In the case of Financial Advisory, fee receipts are generally dependent upon the successful completion of client transactions, the occurrence and timing of which is irregular and not subject to Lazard’s control.

Liquidity is significantly impacted by cash payments for incentive compensation, a significant portion of which are made during the first three months of the year. As a consequence, cash on hand generally declines in the beginning of the year and gradually builds over the remainder of the year. We expect this seasonal pattern of cash flow to continue. We also pay certain tax advances during the year on behalf of certain managing directors, which serve to reduce their respective incentive compensation payments. Additionally, we anticipate payments in August 2023 with respect to deferred cash awards and throughout the year relating to severance and other employee termination costs associated with the cost-saving initiatives (See Note 14 of Notes to Condensed Consolidated Financial Statements).
Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”. In the first half of 2023, as reflected on the condensed consolidated statements of financial condition, both “deposits with banks and short-term investments” and “deposits and other customer payables” decreased as compared to December 31, 2022, and reflect the level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.
We regularly monitor our liquidity position, including cash levels, lease obligations, investments, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At June 30, 2023, Lazard had approximately $698 million of cash, including approximately $417 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings. We expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.
As of June 30, 2023, the Company’s remaining lease obligations were $41 million for 2023 (July 1 through December 31), $153 million from 2024 through 2025, $124 million from 2026 through 2027 and $281 million through 2033.
As of June 30, 2023, Lazard had approximately $209 million in unused lines of credit available to it, including a $200 million, five-year, senior revolving credit facility under the Second Amended and Restated Credit Agreement.
The Second Amended and Restated Credit Agreement contains customary terms and conditions, including limitations on consolidations, mergers, indebtedness and certain payments, as well as financial condition covenants relating to leverage and interest coverage ratios. Lazard Group’s obligations under the Second Amended and Restated Credit Agreement may be accelerated upon customary events of default, including non-payment of principal or interest, breaches of covenants, cross-defaults to other material debt, a change in control and specified bankruptcy events. Borrowings under the Second Amended and Restated Credit Agreement generally will bear interest at adjusted term SOFR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency.
As long as the lenders’ commitments remain in effect, any loan pursuant to the Second Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Second Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00, provided that the Consolidated Leverage Ratio may be greater than 3.25 to 1.00 for four (consecutive or nonconsecutive) quarters so long as it is not greater than 3.50 to 1.00 on the last day of any such quarter, or (ii) its Consolidated Interest Coverage Ratio (as defined in the Second Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended June 30, 2023, Lazard Group was in compliance with such ratios, with its

Consolidated Leverage Ratio being 2.21 to 1.00 and its Consolidated Interest Coverage Ratio being 13.53 to 1.00. In any event, no amounts were outstanding under the Second Amended and Restated Credit Agreement as of June 30, 2023.
In addition, the Second Amended and Restated Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At June 30, 2023, the Company was in compliance with all of these provisions.
Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that the sources of liquidity described above should be sufficient for us to fund our current obligations for the next 12 months.
See also Notes 10, 12, 13, 15 and 17 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans, income taxes and tax receivable agreement obligations, respectively.
Senior Debt
The table below sets forth our corporate indebtedness as of June 30, 2023 and December 31, 2022. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		June 30, 2023			December 31, 2022
Senior Debt	Maturity	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2025 Senior Notes	2025	$400.0	$0.8	$399.2	$400.0	$1.0	$399.0
Lazard Group 2027 Senior Notes	2027	300.0	1.4	298.6	300.0	1.6	298.4
Lazard Group 2028 Senior Notes	2028	500.0	4.4	495.6	500.0	4.9	495.1
Lazard Group 2029 Senior Notes	2029	500.0	4.4	495.6	500.0	4.8	495.2
		$1,700.0	$11.0	$1,689.0	$1,700.0	$12.3	$1,687.7
The indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants (none of which relate to financial condition), events of default and other customary provisions. At June 30, 2023, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.
See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Stockholders’ Equity
At June 30, 2023, total stockholders’ equity was $416 million, as compared to $675 million at December 31, 2022, including $360 million and $556 million attributable to Lazard Ltd on the respective dates. The net activity in stockholders’ equity during the six month period ended June 30, 2023 is reflected in the table below (in millions of dollars):

Stockholders’ Equity - January 1, 2023	$675
Increase (decrease) due to:
Net loss (a)	(144)
Other comprehensive income	14
Amortization of share-based incentive compensation	151
Purchase of common stock	(99)
Settlement of share-based incentive compensation (b)	(49)
Common stock dividends	(86)
LFI Consolidated Funds	(74)
Reversal to net loss of amounts previously charged to additional paid-in-capital and noncontrolling interests	18
Reversal of deferred offering costs liability	20
Other - net	(10)
Stockholders’ Equity - June 30, 2023	$416
________________________________________

(a)Excludes net income associated with redeemable noncontrolling interests of $9 million in 2023.
(b)The tax withholding portion of share-based compensation is settled in cash, not shares.
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

Six Months Ended June 30:	Number of Shares Purchased	Average Price Per Share
2022	10,598,882	$35.40
2023	2,697,627	$36.73
As of June 30, 2023, a total of $203 million of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, which authorization will expire on December 31, 2024.
During the six month period ended June 30, 2023, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.
On July 26, 2023, the Board of Directors of Lazard declared a quarterly dividend of $0.50 per share on our common stock. The dividend is payable on August 18, 2023 to stockholders of record on August 7, 2023.
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
Pursuant to the periodic revaluation of the TRA liability and the assumptions reflected in the estimate, the revaluation had the effect of reducing the estimated liability under the TRA. As a result, the Company recorded a “benefit pursuant to tax receivable agreement” of $40 million on the condensed consolidated statement of operations for the six month period ended June 30, 2023. In addition, the Company made a payment under the TRA in the six months ended June 30, 2023 of $32 million.
The cumulative liability relating to our obligations under the TRA as of June 30, 2023 and December 31, 2022 was $119 million and $191 million, respectively, and is recorded in “tax receivable agreement obligation” on the condensed consolidated statements of financial condition.
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
•Voting Interest Entities. VOEs are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance itself independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. Lazard is required to consolidate a VOE if it holds a majority of the voting interest in such VOE.
•Variable Interest Entities. VIEs are entities that lack one or more of the characteristics of a VOE. If Lazard has a variable interest, or a combination of variable interests, in a VIE, it is required to analyze whether it needs to consolidate such VIE. Lazard is required to consolidate a VIE if we are the primary beneficiary having (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of, or receive benefits from, the VIE that could be potentially significant to the VIE.
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
Seed investments held in entities in which the Company maintained a controlling interest were $91 million in nine entities as of June 30, 2023, as compared to $112 million in thirteen entities as of December 31, 2022. LFI investments held in entities in which the Company maintained a controlling interest were $170 million in ten entities as of June 30, 2023, as compared to $139 million in nine entities as of December 31, 2022.
As of June 30, 2023 and December 31, 2022, the Company did not consolidate any seed investment entities or LFI investment entities, with the exception of the consolidation of certain LFI funds (see Note 20 of Notes to Condensed Consolidated Financial Statements). As such, seed investments and substantially all of LFI investments included in “investments” on the consolidated statements of financial condition represented the Company’s economic interest in the seed and LFI investments.
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

Data relating to investments is set forth below:

	June 30, 2023	December 31, 2022
	($ in thousands)
Seed investments by asset class:
Debt	$5,022	$-
Equities (a)	109,647	126,632
Fixed income	15,457	14,774
Alternative investments	31,386	31,634
Private equity	18,363	18,508
Total seed investments	179,875	191,548
Other investments owned:
Private equity	11,107	18,876
Fixed income and other	2,337	23,337
Total other investments owned	13,444	42,213
Subtotal	193,319	233,761
Add:
Private equity consolidated, not owned	13,712	16,438
Equity method	-	15,481
LFI	483,168	433,297
Total investments	$690,199	$698,977
_______________________

(a)At June 30, 2023 and December 31, 2022, seed investments in directly owned equity securities were invested as follows:

	June 30, 2023	December 31, 2022
Percentage invested in:
Financials	14%	15%
Consumer	32	34
Industrial	14	12
Technology	20	17
Other	20	22
Total	100%	100%
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

Equity Market Price Risk—At June 30, 2023 and December 31, 2022, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $148 million and $147 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net (increase) decrease of approximately $(1.3) million and $2.0 million in the carrying value of such investments as of June 30, 2023 and December 31, 2022, respectively, including the effect of the hedging transactions.
Interest Rate/Credit Spread Risk—At June 30, 2023 and December 31, 2022, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $17 million and $53 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a net (increase) decrease of approximately $(0.1) million and $0.1 million in the carrying value of such investments as of June 30, 2023 and December 31, 2022, respectively, including the effect of the hedging transactions.
Foreign Exchange Rate Risk—At June 30, 2023 and December 31, 2022, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities was $68 million and $63 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a decrease of approximately $1.6 million and $3.0 million in the carrying value of such investments as of June 30, 2023 and December 31, 2022, respectively, including the effect of the hedging transactions.
Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At June 30, 2023 and December 31, 2022, the Company’s exposure to changes in fair value of such investments was approximately $29 million and $37 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $2.9 million and $3.7 million in the carrying value of such investments as of June 30, 2023 and December 31, 2022, respectively.
For additional information regarding risks associated with our investments, see Item 1A, “Risk Factors—Other Business Risks—Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios” in our Form 10-K.
Risks Related to Receivables
We maintain an allowance for credit losses to provide coverage for expected losses from our receivables. We determine the adequacy of the allowance by estimating the expected credit losses based on our analysis of the client’s creditworthiness and specifically provide for exposures where we determine the receivables are uncollectible. At June 30, 2023, total receivables amounted to $675 million, net of an allowance for credit losses of $27 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 78% and 22% of total receivables, respectively. At December 31, 2022, total receivables amounted to $653 million, net of an allowance for credit losses of $18 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 75% and 25% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.
LFG and LFB offer wealth management and banking services to high net worth individuals and families. At June 30, 2023 and December 31, 2022, customers and other receivables included $112 million and $129 million, respectively, of LFB loans. Such loans were fully collateralized and monitored for counterparty creditworthiness. Therefore, there was no allowance for credit losses required at those dates related to such receivables.
Credit Concentrations
The Company monitors its exposures to individual counterparties and diversifies where appropriate to reduce the exposure to concentrations of credit.

Risks Related to Derivatives
Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Net derivative assets amounted to $1 million and $15 million at June 30, 2023 and December 31, 2022, respectively, and net derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements amounted to $5 and $1 million at June 30, 2023 and December 31, 2022, respectively.
The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $373 million and $326 million at June 30, 2023 and December 31, 2022, respectively.
Risks Related to Cash and Cash Equivalents and Corporate Indebtedness
A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of June 30, 2023, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $7 million in the event interest rates were to increase by 1% and decrease by approximately $7 million if rates were to decrease by 1%.
As of June 30, 2023, the Company’s cash and cash equivalents totaled approximately $698 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and (iii) in short-term certificates of deposit from such banks. Cash and cash equivalents are continuously monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Repurchases of Equity Securities
The following table sets forth information regarding Lazard’s purchases of its common stock on a monthly basis during the second quarter of 2023. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2023
Share Repurchase Program (1)	-	$-	-	$203.2	million
Employee Transactions (2)	465	$33.22	-	-
May 1 – May 31, 2023
Share Repurchase Program (1)	-	$-	-	$203.2	million
Employee Transactions (2)	95,053	$31.28	-	-
June 1 – June 30, 2023
Share Repurchase Program (1)	5,466	$31.35	-	$203.0	million
Employee Transactions (2)	19,739	$29.18	-	-
Total
Share Repurchase Program (1)	5,466	$31.35	5,466	$203.0	million
Employee Transactions (2)	115,257	$30.92	-	-

_______________________
(1)Since 2021 and through the six months ended June 30, 2023, the Board of Directors of Lazard authorized the repurchase of common stock as set forth in the table below.

Date	Repurchase Authorization	Expiration
	($ in thousands)
April 2021	$300,000	December 31, 2022
February 2022	$300,000	December 31, 2024
July 2022	$500,000	December 31, 2024
A significant portion of the Company’s purchases under the share repurchase program are used to offset a portion of the shares that have been or will be issued under the 2018 Plan. Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions. The rate at which the Company purchases shares in connection with the share repurchase program may vary from quarter to quarter due to a variety of factors. Amounts shown in this line item include repurchases of common stock and exclude the shares of common stock withheld by the Company to meet the minimum statutory tax withholding requirements as described below.
(2)Under the terms of the 2018 Plan, upon the settlement of RSUs, PRSUs, DSUs and delivery of restricted stock, shares of common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended June 30, 2023, the Company satisfied such obligations in lieu of issuing (i) 26,890 shares of common stock upon the settlement of 79,580 RSUs and (ii) 88,367 shares of common stock upon the delivery of 176,217 shares of restricted stock.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.6
Ninth Supplemental Indenture, dated as of March 11, 2019, between Lazard Group LLC and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on March 11, 2019).

4.7	Form of Senior Note (included in Exhibits 4.3, 4.4, 4.5, and 4.6).

10.1
Third Amended and Restated Operating Agreement of Lazard Group LLC, dated as of March 31, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 2, 2023).

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

10.9*
Amendment to Amended and Restated Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 25, 2023, by and among the Registrant, Lazard Group LLC and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 26, 2023).

10.10*
Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 31, 2022, by and among the Registrant, Lazard Group LLC and Evan L. Russo (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on April 6, 2022).

10.11*
Amendment to Amended and Restated Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 25, 2023, by and among the Registrant, Lazard Group LLC and Evan L. Russo (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 26, 2023).

10.12*
Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 31, 2022, by and among the Registrant, Lazard Group LLC and Peter R. Orszag (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on April 6, 2022).

10.13*
Amendment to Amended and Restated Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 25, 2023, by and among the Registrant, Lazard Group LLC and Peter R. Orszag (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 26, 2023).

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

10.16*
Letter Agreement, dated as of January 1, 2023, by and between Lazard Asset Management LLC and Ashish Bhutani (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 2, 2023.

10.17*
Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 29, 2019, by and among the Registrant, Lazard Group LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on April 3, 2019).

10.18*
Resignation Letter Agreement, dated as of March 31, 2022, by and between the Registrant and Alexander F. Stern (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on April 6, 2022).

10.19*
Letter Agreement, dated as of January 1, 2023, by and between Lazard Frères & Co. LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 2, 2023.

10.20*
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

10.22*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on May 11, 2006).

10.23	Second Amended and Restated Credit Agreement, dated as of June 6, 2023, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent.

10.24*
Form of Agreement for Performance-Based Profits Interest Participation Right Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on April 30, 2019).

10.25*
First Amendment to the Lazard Ltd 2018 Incentive Compensation Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 16, 2021).

10.26*
Form of Agreement evidencing grant of Performance-Based Restricted Participation Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on May 4, 2021).

10.27*
Form of Agreement evidencing grant of Lazard Fund Interests to Named Executive Officers under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on May 4, 2021).

10.28*
Form of Agreement for Profits Interest Participation Right Units under the 2018 Compensation Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on May 4, 2021).

10.29*
Form of Agreement for Profits Interest Participation Right Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 2, 2023.

10.30*
Form of Agreement evidencing grant of Restricted Stock Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 2, 2023.

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
_____________________
*Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: July 31, 2023

LAZARD LTD

By:	/s/ Mary Ann Betsch
Name:	Mary Ann Betsch
Title:	Chief Financial Officer