Form 10-Q
period 2024-03-31
Lazard, Inc.
filed 2024-04-26
CIK 1311370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to ________
001-32492
(Commission File Number)
____________________________________
LAZARD, INC.
(Exact name of registrant as specified in its charter)

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
If the Registrant is an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 19, 2024, there were 112,766,091 shares of the Registrant’s common stock outstanding (including 22,561,568 shares held by subsidiaries).

TABLE OF CONTENTS
On January 1, 2024, we completed our conversion (the “Conversion”) from an exempted company incorporated under the laws of Bermuda named Lazard Ltd to a U.S. C-Corporation named Lazard, Inc., a company incorporated under the laws of the state of Delaware. Pursuant to the Conversion, each share of Lazard Ltd common stock was converted into one share of Lazard, Inc. common stock. This report includes the results of Lazard, Inc. following the Conversion and Lazard Ltd prior to the Conversion.
When we use the terms “Lazard”, “we”, “us”, “our” and “the Company”, we mean (i) Lazard, Inc. and its subsidiaries following the Conversion and (ii) Lazard Ltd and its subsidiaries prior to the Conversion. Lazard’s subsidiaries include Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard’s primary operating asset is its indirect ownership as of March 31, 2024 of all of the common membership interests in Lazard Group and its controlling interest in Lazard Group.
All references to common stock, or shares or per share amounts, prior to the Conversion refer to Class A common stock of Lazard Ltd. Unless otherwise noted, all references to common stock, or shares or per share amounts, following the Conversion refer to common stock of Lazard, Inc.
i

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)

Page
Condensed Consolidated Statements of Financial Condition as of March 31, 2024 and December 31, 2023	2

Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2024 and 2023	4

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three month periods ended March 31, 2024 and 2023	5

Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2024 and 2023	6

Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interests for the three month periods ended March 31, 2024 and 2023	8

Notes to Condensed Consolidated Financial Statements	10

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2024 AND DECEMBER 31, 2023
(UNAUDITED)
(dollars in thousands, except for per share data)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$923,247	$971,316
Deposits with banks and short-term investments	247,847	219,576
Restricted cash	33,558	34,091
Receivables (net of allowance for credit losses of $30,086 and $28,503 at March 31, 2024 and December 31, 2023, respectively):
Fees	459,703	560,552
Customers and other	290,780	201,767
	750,483	762,319
Investments	620,615	701,964
Property (net of accumulated amortization and depreciation of $419,680 and $414,547 at March 31, 2024 and December 31, 2023, respectively, including $71,343 and $72,921 of property held for sale at March 31, 2024 and December 31, 2023, respectively)	227,539	232,516
Operating lease right-of-use assets	389,884	407,213
Goodwill and other intangible assets (net of accumulated amortization of $67,696 and $67,681 at March 31, 2024 and December 31, 2023, respectively)	394,113	394,928
Deferred tax assets	506,171	497,340
Other assets	493,513	414,518
Total Assets	$4,586,970	$4,635,781

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2024 AND DECEMBER 31, 2023
(UNAUDITED)
(dollars in thousands, except for per share data)

	March 31, 2024	December 31, 2023
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$536,343	$443,262
Accrued compensation and benefits	495,923	781,375
Operating lease liabilities	467,351	485,191
Tax receivable agreement obligation	115,001	115,087
Senior debt	1,851,444	1,690,200
Deferred tax liabilities	2,177	3,857
Other liabilities	581,725	546,947
Total Liabilities	4,049,964	4,065,919
Commitments and contingencies
Redeemable noncontrolling interests	88,475	87,675
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized:
Series A - no shares issued and outstanding	–	–
Series B - no shares issued and outstanding	–	–
Common stock:
Par value $0.01 per share (500,000,000 shares authorized; 112,766,091 shares issued at March 31, 2024 and December 31, 2023, including shares held by subsidiaries)	1,128	1,128
Additional paid-in-capital	134,573	247,204
Retained earnings	1,384,829	1,402,636
Accumulated other comprehensive loss, net of tax	(303,995)	(289,950)
	1,216,535	1,361,018
Common stock held by subsidiaries, at cost (22,248,005 and 25,340,287 shares at March 31, 2024 and December 31, 2023, respectively)	(823,821)	(937,259)
Total Lazard Stockholders’ Equity	392,714	423,759
Noncontrolling interests	55,817	58,428
Total Stockholders’ Equity	448,531	482,187
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$4,586,970	$4,635,781

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)
(dollars in thousands, except for per share data)

	Three Months Ended March 31,
	2024	2023
REVENUE
Investment banking and other advisory fees	$453,027	$277,408
Asset management fees	276,849	261,479
Interest income	11,471	12,607
Other	44,134	10,417
Total revenue	785,481	561,911
Interest expense	20,728	19,475
Net revenue	764,753	542,436
OPERATING EXPENSES
Compensation and benefits	550,824	449,967
Occupancy and equipment	32,857	31,773
Marketing and business development	23,599	22,762
Technology and information services	44,917	44,040
Professional services	19,880	24,326
Fund administration and outsourced services	26,140	26,576
Amortization and other acquisition-related costs	68	48
Benefit pursuant to tax receivable agreement	–	(40,435)
Other	11,907	20,303
Total operating expenses	710,192	579,360
OPERATING INCOME (LOSS)	54,561	(36,924)
Provision (benefit) for income taxes	14,337	(21,725)
NET INCOME (LOSS)	40,224	(15,199)
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4,469	6,973
NET INCOME (LOSS) ATTRIBUTABLE TO LAZARD	$35,755	$(22,172)
ATTRIBUTABLE TO LAZARD COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	91,260,465	87,591,852
Diluted	99,351,769	87,591,852
NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
Basic	$0.38	$(0.27)
Diluted	$0.35	$(0.27)

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
NET INCOME (LOSS)	$40,224	$(15,199)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	(16,262)	14,539
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $288 and $(595) for the three months ended March 31, 2024 and 2023, respectively)	815	(2,801)
Adjustment for items reclassified to earnings (net of tax expense of $455 and $376 for the three months ended March 31, 2024 and 2023, respectively)	1,402	1,160
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(14,045)	12,898
COMPREHENSIVE INCOME (LOSS)	26,179	(2,301)
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4,469	6,974
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO LAZARD	$21,710	$(9,275)

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$40,224	$(15,199)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property	9,134	11,144
Noncash lease expense	16,278	15,155
Amortization of deferred expenses and share-based incentive compensation	121,410	108,254
Amortization and other acquisition-related costs	68	48
Deferred tax provision (benefit)	(12,836)	40,235
Benefit pursuant to tax receivable agreement	–	(40,435)
Impairment of equity method investments and other receivables	–	22,981
Loss on LGAC liquidation	–	17,929
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	6,694	(43,689)
Investments	62,208	(160,276)
Other assets	(88,231)	(7,717)
Accrued compensation and benefits and other liabilities	(244,935)	(359,848)
Net cash used in operating activities	(89,986)	(411,418)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(6,619)	(4,612)
Disposals of property	12	2
Acquisition of business, net of cash acquired	–	(10,516)
Net cash used in investing activities	(6,607)	(15,126)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of senior debt, net of expenses	396,000	–
Customer deposits, net	90,815	–
Contributions from noncontrolling interests	181	50
Payments for:
Extinguishment of senior debt	(233,073)	–
Customer deposits, net	–	(239,051)
Distributions to noncontrolling interests	(1,189)	(2,042)
Tax receivable agreement	–	(32,191)
Distribution to redeemable noncontrolling interests in connection with LGAC redemption	–	(585,891)
Purchase of common stock	(22,005)	(98,925)
Common stock dividends	(43,715)	(42,524)
Settlement of share-based incentive compensation in satisfaction of tax withholding requirements	(55,632)	(45,165)
LFI Consolidated Funds redemptions	(26,217)	(21,566)
Other financing activities	(6,678)	(5,110)
Net cash provided by (used in) financing activities	98,487	(1,072,415)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(22,225)	15,705
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(20,331)	(1,483,254)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— January 1	1,224,983	2,639,400
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—March 31	$1,204,652	$1,156,146

See notes to condensed consolidated financial statements.

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$923,247	$971,316
Deposits with banks and short-term investments	247,847	219,576
Restricted cash	33,558	34,091
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$1,204,652	$1,224,983

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held By Subsidiaries		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - January 1, 2024	112,766,091	$1,128	$247,204	$1,402,636	$(289,950)	25,340,287	$(937,259)	$423,759	$58,428	$482,187	$87,675
Comprehensive income (loss):
Net income				35,755				35,755	1,852	37,607	2,617
Other comprehensive loss - net of tax					(14,045)			(14,045)		(14,045)
Amortization of share-based incentive compensation			69,773					69,773	425	70,198
Dividend equivalents			9,441	(9,847)				(406)	(5,121)	(5,527)
Common stock dividends ($0.50 per share)				(43,715)				(43,715)		(43,715)
Purchase of common stock						564,692	(22,005)	(22,005)		(22,005)
Delivery of common stock in connection with share-based incentive compensation and related tax expense of $764			(193,080)			(3,656,974)	135,443	(57,637)	1,241	(56,396)
Business acquisitions and related equity transactions:
Common stock issuable			1,235					1,235		1,235
Distributions to noncontrolling interests, net								–	(1,008)	(1,008)
LFI Consolidated Funds								–	–	–	(1,817)
Balance - March 31, 2024	112,766,091	$1,128	$134,573	$1,384,829	$(303,995)	22,248,005	$(823,821)	$392,714	$55,817	$448,531	$88,475

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2023
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held By Subsidiaries		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - January 1, 2023	112,766,091	$1,128	$167,890	$1,676,713	$(295,854)	26,814,213	$(993,414)	$556,463	$118,936	$675,399	$583,471
Comprehensive income (loss):
Net income (loss)				(22,172)				(22,172)	776	(21,396)	6,197
Other comprehensive income - net of tax					12,897			12,897	1	12,898
Amortization of share-based incentive compensation			68,511					68,511	2,023	70,534
Dividend equivalents			7,119	(7,367)				(248)	(4,839)	(5,087)
Common stock dividends ($0.50 per share)				(42,524)				(42,524)		(42,524)
Purchase of common stock						2,692,161	(98,925)	(98,925)		(98,925)
Delivery of common stock in connection with share-based incentive compensation and related tax expense of $392			(176,320)			(3,364,092)	125,099	(51,221)	5,664	(45,557)
Business acquisitions and related equity transactions:
Common stock issuable			1,775					1,775		1,775
Delivery of common stock			(1,533)			(41,384)	1,533	–		–
Distributions to noncontrolling interests, net								–	(1,992)	(1,992)
LFI Consolidated Funds								–	(74,164)	(74,164)	85,106
Change in redemption value of redeemable noncontrolling interests			(412)					(412)	(177)	(589)	589
LGAC liquidation:
Distribution to redeemable noncontrolling interests											(585,891)
Reversal to net loss of amounts previously charged to additional paid-in-capital and noncontrolling interests			13,195					13,195	4,734	17,929
Reversal of deferred offering cost liability			14,087					14,087	6,038	20,125
Other								–	(17)	(17)
Balance - March 31, 2023	112,766,091	$1,128	$94,312	$1,604,650	$(282,957)	26,100,898	$(965,707)	$451,426	$56,983	$508,409	$89,472

See notes to condensed consolidated financial statements.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)

1.    ORGANIZATION AND BASIS OF PRESENTATION
Organization
Lazard, Inc. is one of the world’s preeminent financial advisory and asset management firms, incorporated in Delaware, that specializes in crafting solutions to the complex financial and strategic challenges of our clients. We serve a diverse set of clients around the world, including corporations, governments, institutions, partnerships, family offices and individuals.
On January 1, 2024, Lazard completed its conversion (the “Conversion”) from an exempted company incorporated under the laws of Bermuda named Lazard Ltd to a U.S. C-Corporation named Lazard, Inc. Pursuant to the Conversion, each share of Lazard Ltd common stock was converted into one share of Lazard, Inc. common stock. References to “Lazard” or the “Company” refer to (i) Lazard, Inc. and its subsidiaries following the Conversion and (ii) Lazard Ltd and its subsidiaries prior to the Conversion. As the Conversion became effective on January 1, 2024, the accompanying financial statements and related notes as of December 31, 2023 and for the three months ended March 31, 2023 reflect Lazard as an exempted company incorporated under the laws of Bermuda named Lazard Ltd.
Lazard, Inc. indirectly held 100% of all outstanding common membership interests of Lazard Group LLC, a Delaware limited liability company (collectively referred to, together with its subsidiaries, as “Lazard Group”) as of March 31, 2024 and December 31, 2023. Lazard, Inc., through its control of the managing members of Lazard Group, controls Lazard Group, which is governed by an Amended and Restated Operating Agreement that is effective as of January 1, 2023 (the “Operating Agreement”).
Lazard, Inc.’s primary operating asset is its indirect ownership of the common membership interests of, and managing member interests in, Lazard Group, whose principal operating activities are included in two business segments:
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
In addition, we record selected other activities in our Corporate segment, including management of cash, investments, deferred tax assets, outstanding indebtedness and certain contingent obligations.
Basis of Presentation
The accompanying condensed consolidated financial statements of Lazard have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023. The accompanying December 31, 2023 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.
Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the condensed consolidated financial statements and the accompanying disclosures. For example,

LAZARD, INC.
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
The condensed consolidated results of operations for the three month period ended March 31, 2024 are not indicative of the results to be expected for any future interim or annual period.
The condensed consolidated financial statements include Lazard, Inc. and its subsidiaries including Lazard Group and Lazard Group’s principal operating subsidiaries: Lazard Frères & Co. LLC (“LFNY”), a New York limited liability company, along with its subsidiaries, including Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”); the French limited liability companies Compagnie Financière Lazard Frères SAS (“CFLF”), along with its subsidiaries, Lazard Frères Banque SA (“LFB”) and Lazard Frères Gestion SAS (“LFG”), and Maison Lazard SAS and its subsidiaries; and Lazard & Co., Limited (“LCL”), through Lazard & Co., Holdings Limited (“LCH”), an English private limited company, together with their jointly owned affiliates and subsidiaries.
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
Lazard Growth Acquisition Corp. I
In February 2021, Lazard Growth Acquisition Corp. I (“LGAC”) consummated its $575,000 initial public offering (the “LGAC IPO”). LGAC was a special purpose acquisition company, that was incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). LGACo 1 LLC, a Delaware series limited liability company and the Company’s subsidiary, was the sponsor of LGAC. LGAC was considered to be a VIE. The Company held a controlling financial interest in LGAC through the sponsor’s ownership of Class B founder shares of LGAC. As a result, both LGAC and the sponsor were consolidated in the Company’s financial statements.
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
On February 23, 2023, LGAC redeemed all of its outstanding publicly held Class A ordinary shares as a result of LGAC not consummating a Business Combination within the time period required by its amended and restated memorandum and articles of association resulting in the distribution of $585,891 of the cash held in the trust account to the LGAC shareholders. The Company recognized $17,929 of losses on the liquidation of LGAC in “revenue-other” on the

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
condensed consolidated statement of operations for the three month period ended March 31, 2023. In addition, the $20,125 of non-cash deferred underwriting fees was no longer probable of being incurred and therefore was reversed from other liabilities to additional paid-in-capital. There were no redemption rights or liquidating distributions with respect to the LGAC warrants.
2.    RECENT ACCOUNTING DEVELOPMENTS
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures—In November 2023, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about each reportable segment’s expenses. The amendments include new annual and interim disclosure requirements primarily related to significant segment expenses, reportable segments’ profit or loss, and information on the chief operating decision maker. The new guidance is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The amendments shall be applied retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the new guidance.
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
Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards — In March 2024, the FASB issued an accounting standard update that provides guidance in determining whether profits interest and similar awards should be accounted for as share-based arrangements within the scope of Topic 718. The amendments are effective for annual periods beginning after December 15, 2024, and shall be applied either retrospectively or prospectively. The Company is currently evaluating the new guidance.
3.    REVENUE RECOGNITION
The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended March 31,
	2024	2023
Net Revenue:
Financial Advisory (a)	$453,507	$277,574

Asset Management:
Management fees and other (b)	$286,540	$278,598
Incentive fees (c)	8,936	5,446
Total Asset Management	$295,476	$284,044
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

LAZARD, INC.
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
At March 31, 2024, the Company had deferred revenue of $136,272 included in “other liabilities” on the condensed consolidated statements of financial condition. During the three months ended March 31, 2024, the Company recognized $5,676 in revenue that was included in the deferred revenue balance as of December 31, 2023 of $140,417.
4.    RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES
The Company’s receivables represent fee receivables, amounts due from customers and other receivables. Where applicable, receivables are stated net of an estimated allowance for credit losses determined in accordance with the CECL model.
Of the Company’s fee receivables at March 31, 2024 and December 31, 2023, $98,834 and $113,929, respectively, represented financing receivables for our Private Capital Advisory fees.
At March 31, 2024 and December 31, 2023, customers and other receivables included $81,911 and $86,412, respectively, of customer loans provided by LFB to high net worth individuals and families, which are fully collateralized and monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of both March 31, 2024 and December 31, 2023.
The aggregate carrying amount of other fees and customers and other receivables was $569,738 and $561,978 at March 31, 2024 and December 31, 2023, respectively.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
Activity in the allowance for credit losses for the three month periods ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
Beginning Balance	$28,503	$17,738
Bad debt expense, net of reversals	4,998	7,825
Charge-offs	(3,223)	(843)
Foreign currency translation and other adjustments	(192)	209
Ending Balance	$30,086	$24,929
Bad debt expense, net of reversals represents the current period provision of expected credit losses and is included in “operating expenses-other” on the condensed consolidated statements of operations.
The allowance for credit losses is substantially all related to Financial Advisory fee receivables and other receivables.
5.    INVESTMENTS
The Company’s investments consist of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Debt	$546	$4,285
Equity	59,148	54,717
Funds:
Alternative investments (a)	59,418	61,680
Debt (a)	156,269	191,325
Equity (a)	297,877	343,139
Private equity	47,357	46,818
Total funds	560,921	642,962
Investments, at fair value	$620,615	$701,964
___________________________________

(a)Interests in alternative investment funds, debt funds and equity funds include investments, including those held by LFI Consolidated Funds (see Note 21), with fair values of $23,912, $140,132 and $235,299, respectively, at March 31, 2024 and $27,454, $175,449 and $284,099, respectively, at December 31, 2023, held in order to satisfy the Company’s obligation upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 7 and 13).

Debt securities primarily consists of investments in government securities held within separately managed accounts in order to seed strategies in our Asset Management business.
Equity securities primarily consist of investments in marketable equity securities of large-, mid- and small-cap domestic, international and global companies held within separately managed accounts in order to seed strategies in our Asset Management business.
Alternative investment funds primarily consist of interests in various Lazard-managed hedge funds, funds of funds and mutual funds. Such amounts primarily consist of investments in funds in order to seed strategies in our Asset Management business, and amounts related to LFI discussed above.

LAZARD, INC.
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
During the three month periods ended March 31, 2024 and 2023, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to equity securities and trading debt securities still held as of the reporting date as follows:

	Three Months Ended March 31,
	2024	2023
Net unrealized investment gains	$11,001	$24,787
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
The fair value of debt securities, including instruments reported as either cash and cash equivalents or investments, is classified as Level 1 when the fair values are based on unadjusted quoted prices in active markets.
The fair value of equity securities is classified as Level 1 or Level 3 as follows: marketable equity securities are classified as Level 1 and are valued based on the last trade price on the primary exchange for that security as provided by external pricing services; equity interests in private companies are generally classified as Level 3.
The fair value of investments in alternative investment funds, debt funds and equity funds is classified as Level 1 when the fair values are based on the publicly reported closing price for the fund, or Level 2 when based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

LAZARD, INC.
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
The fair value of the contingent consideration liability is classified as Level 3. The contingent consideration liability is initially recorded at fair value on the acquisition date and is included in “other liabilities” on the condensed consolidated statements of financial condition. The fair value of the contingent consideration liability is remeasured at each reporting period. The inputs used to derive the fair value of the contingent consideration include the application of probabilities when assessing certain performance thresholds for the relevant periods. Any change in the fair value is recognized in “amortization and other acquisition-related costs” in the condensed consolidated statements of operations. Our business acquisitions may involve the potential payment of contingent consideration upon the achievement of certain performance thresholds.
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The following tables present, as of March 31, 2024 and December 31, 2023, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	March 31, 2024
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Cash and cash equivalents:
U.S. treasury securities	$164,589	$–	$–	$–	$164,589
Investments:
Debt	–	546	–	–	546
Equity	58,673	–	475	–	59,148
Funds:
Alternative investments	12,263	–	–	47,155	59,418
Debt	140,310	15,954	–	5	156,269
Equity	263,067	34,761	–	49	297,877
Private equity	–	–	267	47,090	47,357
Derivatives	–	3,257	–	–	3,257
Total	$638,902	$54,518	$742	$94,299	$788,461
Liabilities:
Securities sold, not yet purchased	$6,166	$–	$–	$–	$6,166
Contingent consideration liability	–	–	4,336	–	4,336
Derivatives	–	286,036	–	–	286,036
Total	$6,166	$286,036	$4,336	$–	$296,538

	December 31, 2023
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$4,285	$–	$–	$–	$4,285
Equity	54,224	–	493	–	54,717
Funds:
Alternative investments	15,676	–	–	46,004	61,680
Debt	180,907	10,413	–	5	191,325
Equity	343,094	–	–	45	343,139
Private equity	–	–	273	46,545	46,818
Derivatives	–	2,789	–	–	2,789
Total	$598,186	$13,202	$766	$92,599	$704,753
Liabilities:
Securities sold, not yet purchased	$4,809	$–	$–	$–	$4,809
Contingent consideration liability	–	–	6,583	–	6,583
Derivatives	–	368,673	–	–	368,673
Total	$4,809	$368,673	$6,583	$–	$380,065

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$493	$–	$–	$–	$(18)	$475
Private equity funds	273	–	–	–	(6)	267
Total Level 3 assets	$766	$–	$–	$–	$(24)	$742

Liabilities:
Contingent consideration liability (b)	$6,583	$53	$–	$(2,300)	$–	$4,336
Total Level 3 liabilities	$6,583	$53	$–	$(2,300)	$–	$4,336

	Three Months Ended March 31, 2023
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/Acquisitions/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$646	$1	$–	$–	$(13)	$634
Private equity funds	18,772	–	–	–	367	19,139
Total Level 3 assets	$19,418	$1	$–	$–	$354	$19,773

Liabilities:
Contingent consideration liability (b)	$–	$33	$7,754	$(1,445)	$–	$6,342
Total Level 3 liabilities	$–	$33	$7,754	$(1,445)	$–	$6,342
__________________________________

(a)Unrealized losses of $53 and $33 were recorded in “amortization and other acquisition-related costs” for the contingent consideration liability for the three month periods ended March 31, 2024 and 2023, respectively.
(b)For the three month period ended March 31, 2023, acquisitions represent the initial recognition of the contingent consideration liability (noncash transaction). Settlements for the three month periods ended March 31, 2024 and 2023 represent aggregate cash and noncash settlement of contingent consideration after the acquisition date.
There were no transfers into or out of Level 3 within the fair value hierarchy during the three month periods ended March 31, 2024 and 2023.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The following tables present, at March 31, 2024 and December 31, 2023, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	March 31, 2024
						Investments Redeemable
	NAV	Unfunded Commitments		% of NAV Not Redeemable		Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$46,475	$–		NA		(a)	30-60 days
Other	680	–		NA		(b)	<30-30 days
Debt funds	5	–		NA		(c)	<30 days
Equity funds	49	–		NA		(d)	<30-60 days
Private equity funds:
Equity growth	47,090	5,487	(e)	100%	(f)	NA	NA
Total	$94,299	$5,487
___________________________________

(a)monthly (75%) and quarterly (25%)
(b)daily (4%) and monthly (96%)
(c)daily (100%)
(d)monthly (31%) and annually (69%)
(e)Unfunded commitments to private equity investments consolidated but not owned by Lazard of $9,356 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.
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
___________________________________

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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
7.    DERIVATIVES
The tables below present the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 13) on the accompanying condensed consolidated statements of financial condition as of March 31, 2024 and December 31, 2023. Notional amounts provide an indication of the volume of the Company's derivative activity.
Derivative assets and liabilities, as well as the related cash collateral from the same counterparty, have been netted on the condensed consolidated statements of financial condition where the Company has a right to set off under an enforceable master netting agreement.
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

	March 31, 2024
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$3,370	$157,982	$2,320	$185,038
Total return swaps and other	115	1,574	9,966	132,962
LFI and other similar deferred compensation arrangements	–	–	282,148	273,820
Total gross derivatives	3,485	$159,556	294,434	$591,820
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(113)		(114)
Total return swaps and other	(115)		(8,284)
Net derivatives in "other assets" and "other liabilities"	3,257		286,036
Amounts not netted on the statement of financial condition (a):
Cash collateral	–		(811)
Securities collateral	–		–
	$3,257		$285,225

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)

	December 31, 2023
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$3,400	$283,635	$1,847	$170,704
Total return swaps and other	133	4,478	12,290	117,139
LFI and other similar deferred compensation arrangements	–	–	365,420	352,891
Total gross derivatives	3,533	$288,113	379,557	$640,734
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(604)		(603)
Total return swaps and other	(140)		(10,281)
Net derivatives in "other assets" and "other liabilities"	2,789		368,673
Amounts not netted on the statement of financial condition (a):
Cash collateral	–		(243)
Securities collateral	–		–
	$2,789		$368,430
___________________________________

(a)Amounts are subject to master netting arrangements but do not meet the criteria for netting on the condensed consolidated statements of financial condition under U.S. GAAP. For some counterparties, the amounts of securities and cash collateral pledged may exceed the derivative assets and derivative liabilities balances. Where this is the case, the amount of collateral offset within net derivatives is limited to the net derivative assets and net derivative liabilities balances with that counterparty.
Net gains (losses) with respect to derivative instruments (included in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31,
	2024	2023
Forward foreign currency exchange rate contracts	$1,331	$94
LFI and other similar deferred compensation arrangements	(9,373)	(16,453)
LGAC Warrants	–	115
Total return swaps and other	(6,364)	(6,410)
Total	$(14,406)	$(22,654)

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
8.    PROPERTY, NET
At March 31, 2024 and December 31, 2023, property consisted of the following:

	Estimated Depreciable Life in Years	March 31, 2024	December 31, 2023
Buildings (a)	33	$167,135	$170,830
Leasehold improvements (a)	3-20	233,243	233,732
Furniture and equipment	3-10	231,961	230,713
Construction in progress		14,880	11,788
Total		647,219	647,063
Less - Accumulated depreciation and amortization (a)		419,680	414,547
Property, net		$227,539	$232,516
________________________
(a)The Company classified assets relating to an owned office building as held for sale as of March 31, 2024 and December 31, 2023, the carrying amount of which was $71,343 and $72,921 (net of accumulated depreciation), respectively. The owned office building is available for immediate sale in its present condition and the Company expects the owned office building to be sold during 2024. The property held for sale is reported within the Corporate segment. Effective January 1, 2024, depreciation expense is no longer being recorded on this asset. In addition, a $6,550 receivable (included in “other assets”) related to operating lease income on the owned office building is classified as held for sale as of March 31, 2024 and December 31, 2023.
9.    GOODWILL AND OTHER INTANGIBLE ASSETS
The components of goodwill and other intangible assets at March 31, 2024 and December 31, 2023 are presented below:

	March 31, 2024	December 31, 2023
Goodwill	$394,098	$394,898
Other intangible assets (net of accumulated amortization)	15	30
	$394,113	$394,928
Changes in the carrying amount of goodwill for the three month periods ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024				2023
	Financial Advisory	Asset Management	Total	Financial Advisory	Asset Management	Total
Balance, January 1	$313,628	$81,270	$394,898	$312,699	$64,541	$377,240
Acquisition of business	–	–	–	–	16,706	16,706
Foreign currency translation adjustments	(800)	–	(800)	239	–	239
Balance, March 31	$312,828	$81,270	$394,098	$312,938	$81,247	$394,185

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
10.    SENIOR DEBT
Senior debt is comprised of the following as of March 31, 2024 and December 31, 2023:

				Outstanding as of
				March 31, 2024			December 31, 2023
	Initial Principal Amount	Maturity Date	Annual Interest Rate(b)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2025 Senior Notes (a)	$400,000	2/13/25	3.75%	$164,347	$170	$164,177	$400,000	$531	$399,469
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	300,000	1,138	298,862	300,000	1,235	298,765
Lazard Group 2028 Senior Notes	500,000	9/19/28	4.50%	500,000	3,799	496,201	500,000	4,012	495,988
Lazard Group 2029 Senior Notes	500,000	3/11/29	4.375%	500,000	3,828	496,172	500,000	4,022	495,978
Lazard Group 2031 Senior Notes (a)	400,000	3/15/31	6.00%	400,000	3,968	396,032	–	–	–
Total				$1,864,347	$12,903	$1,851,444	$1,700,000	$9,800	$1,690,200
__________________________

(a)In March 2024, Lazard Group completed an offering of $400,000 aggregate principal amount of 6.00% senior notes due 2031. Interest on the 2031 Notes is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2024. Lazard Group used a portion of the net proceeds from the 2031 Notes to purchase in a tender offer $235,653 aggregate principal amount of the 2025 Notes.
(b)The effective interest rates of the 2025 Notes, the 2027 Notes, the 2028 Notes, the 2029 Notes and the 2031 Notes are 3.79%, 3.76%, 4.67%, 4.53% and 6.14%, respectively.
The Company’s senior debt is carried at its principal amount outstanding, net of unamortized debt costs. At March 31, 2024 and December 31, 2023, the fair value of such senior debt was approximately $1,815,000 and $1,652,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.
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
As of March 31, 2024, the Company had approximately $209,200 in unused lines of credit available to it, including the credit facility provided under the Second Amended and Restated Credit Agreement.
The Second Amended and Restated Credit Agreement and the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of March 31, 2024, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
11.    COMMITMENTS AND CONTINGENCIES
Commitments—See Notes 6 and 14 for information regarding commitments relating to investment capital funding commitments and obligations to fund our pension plans, respectively.
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
12.    STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Share Repurchase Program—The Board of Directors of Lazard authorized the repurchase of Lazard, Inc. common stock (“common stock”) as set forth in the table below:

Date	Repurchase Authorization	Expiration
February 2022	$300,000	December 31, 2024
July 2022	$500,000	December 31, 2024
The Company’s purchases under the share repurchase program over time are used to offset most or all of the shares that have been or will be issued under Lazard’s 2018 Incentive Compensation Plan, as amended (the “2018 Plan”). Pursuant to the share repurchase program, purchases have been made in the open market or through privately negotiated transactions. The rate at which the Company purchases shares in connection with the share repurchase program may vary from period to period due to a variety of factors. Purchases with respect to such program are set forth in the table below:

Three Months Ended March 31:	Number of Shares Purchased	Average Price Per Share
2023	2,692,161	$36.75
2024	564,692	$38.97
During the three month periods ended March 31, 2024 and 2023, certain of our executive officers received common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. The aggregate value of all such purchases during the three month periods ended March 31, 2024 and 2023 was approximately $11,200 and $11,100, respectively. Such shares of common stock are reported at cost, and are included in “common stock held by subsidiaries” on the accompanying condensed consolidated statements of financial condition.
As of March 31, 2024, a total of $178,090 of share repurchase authorization remaining available under Lazard, Inc.’s share repurchase program will expire on December 31, 2024.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
During the three month period ended March 31, 2024, Lazard, Inc. had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.
Preferred Stock—Lazard, Inc. has 15,000,000 authorized shares of preferred stock, par value $0.01 per share, inclusive of its Series A and Series B preferred stock. Series A and Series B preferred shares were issued in connection with certain prior year business acquisitions and were each non-participating securities convertible into common stock, and had no voting or dividend rights. As of both March 31, 2024 and December 31, 2023, no shares of Series A or Series B preferred stock were outstanding.
Accumulated Other Comprehensive Income (Loss) (“AOCI”), Net of Tax—The tables below reflect the balances of each component of AOCI at March 31, 2024 and 2023 and activity during the three month periods then ended:

	Three Months Ended March 31, 2024
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard, Inc. AOCI
Balance, January 1, 2024	$(123,991)	$(165,958)	$(289,949)	$1	$(289,950)
Activity:
Other comprehensive income (loss) before reclassifications	(16,262)	815	(15,447)	–	(15,447)
Adjustments for items reclassified to earnings, net of tax	–	1,402	1,402	–	1,402
Net other comprehensive income (loss)	(16,262)	2,217	(14,045)	–	(14,045)
Balance, March 31, 2024	$(140,253)	$(163,741)	$(303,994)	$1	$(303,995)

	Three Months Ended March 31, 2023
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard, Inc. AOCI
Balance, January 1, 2023	$(156,924)	$(138,930)	$(295,854)	$–	$(295,854)
Activity:
Other comprehensive income (loss) before reclassifications	14,539	(2,801)	11,738	1	11,737
Adjustments for items reclassified to earnings, net of tax	–	1,160	1,160	–	1,160
Net other comprehensive income (loss)	14,539	(1,641)	12,898	1	12,897
Balance, March 31, 2023	$(142,385)	$(140,571)	$(282,956)	$1	$(282,957)

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Employee benefit plans:
Amortization relating to employee benefit plans (a)	$1,857	$1,536
Less - related income taxes	455	376
Total reclassifications, net of tax	$1,402	$1,160
__________________________

(a)Included in the computation of net periodic benefit cost (see Note 14). Such amounts are included in “operating expenses–other” on the condensed consolidated statements of operations.
Noncontrolling Interests—Noncontrolling interests principally represent (i) interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own, (ii) profits interest participation rights (see Note 13), (iii) LGAC interests (see Note 1) and (iv) consolidated VIE interests held by employees (see Note 21).
The tables below summarize net income attributable to noncontrolling interests for the three month periods ended March 31, 2024 and 2023 and noncontrolling interests as of March 31, 2024 and December 31, 2023 in the Company’s condensed consolidated financial statements:

	Net Income Attributable to Noncontrolling Interests
	Three Months Ended March 31,
	2024	2023
Edgewater	$1,852	$639
LGAC	–	136
Other	–	1
Total noncontrolling interests (nonredeemable)	1,852	776
LFI Consolidated Funds	2,617	4,365
LGAC	–	1,832
Total noncontrolling interests (redeemable)	2,617	6,197
Total noncontrolling interests	$4,469	$6,973

	Noncontrolling Interests as of
	March 31, 2024	December 31, 2023
Edgewater	$47,386	$46,571
Profits interest participation rights	8,418	11,843
Other	13	14
Total	$55,817	$58,428
Redeemable Noncontrolling Interests—Redeemable noncontrolling interests principally represent consolidated VIE interests held by employees (vested LFI awards), which may be redeemed at any time at the option of the holder for cash, are recorded on the Company’s condensed consolidated statements of financial position at redemption value and classified as temporary equity. Changes in redemption value are recognized immediately as they occur and will adjust the

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
carrying value of redeemable noncontrolling interests to equal the redemption value at the end of each reporting period (see Note 21).
Dividends Declared, April 24, 2024—On April 24, 2024, the Board of Directors of Lazard declared a quarterly dividend of $0.50 per share on our common stock. The dividend is payable on May 17, 2024, to stockholders of record on May 6, 2024.
13.    INCENTIVE PLANS
Share-Based Incentive Plan Awards
A description of the 2018 Plan and Lazard’s 2008 Incentive Compensation Plan (the “2008 Plan”) and activity with respect thereto during the three month periods ended March 31, 2024 and 2023 is presented below.
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
Expense
The following reflects the expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs, RSAs and PIPRs) and “professional services” expense (with respect to DSUs) within the Company’s accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Share-based incentive awards:
RSUs	$57,100	$43,576
PRSUs	405	789
RSAs	3,903	6,926
PIPRs	8,673	19,062
DSUs	117	181
Total	$70,198	$70,534
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

LAZARD, INC.
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
RSUs generally include a dividend participation right that provides that, during the applicable vesting period, each RSU is attributed additional RSUs equivalent to any dividends paid on common stock during such period. During the three month period ended March 31, 2024, dividend participation rights required the issuance of 230,377 RSUs and the associated charge to “retained earnings” (with corresponding credits to “additional paid-in-capital”) was $8,814. In connection with RSUs and PRSUs that settled during the three month period ended March 31, 2024, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,240,025 and 29,690 shares, respectively, of common stock during such three month period. Accordingly, 1,788,672 and 33,479 shares, respectively, of common stock held by the Company were delivered during the three month period ended March 31, 2024.
PRSUs are RSUs that are subject to performance-based and service-based vesting conditions, and beginning with awards granted in February 2021, a market-based condition. The number of shares of common stock that a recipient receives upon vesting of a PRSU is calculated by reference to certain performance-based and market-based metrics that relate to Lazard, Inc.’s performance over a three-year period. The target number of shares of common stock subject to each PRSU is one; however, based on the achievement of both the performance-based and market-based conditions, the number of shares of common stock that may be received will range from zero to 2.4 times the target number. PRSUs vest on a single date approximately three years following the date of the grant, provided the applicable service and performance conditions are satisfied. PRSUs include dividend participation rights that are subject to the same vesting restrictions (including performance conditions) as the underlying PRSUs to which they relate and are settled in cash at the same rate that dividends are paid on common stock. Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value.
Non-executive members of the Board of Directors (“Non-Executive Directors”) receive a portion of their compensation for service on the Board of Directors and its committees in the form of DSUs and can elect to receive the cash-portion of their compensation in DSUs in lieu of cash. Total DSUs granted to Non-Executive Directors during the three month period ended March 31, 2024 were 3,146. DSUs are convertible into shares of common stock on a one-for-one basis at the time of cessation of service to the Board of Directors. DSUs include a cash dividend participation right equivalent to dividends paid on common stock. DSU awards are expensed at their fair value on their date of grant.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The following is a summary of activity relating to RSUs, PRSUs and DSUs during the three month period ended March 31, 2024:

	RSUs		PRSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2024	11,068,351	$36.15	125,465	$41.07	328,730	$36.74
Granted (including 230,377 RSUs relating to dividend participation)	8,012,750	$38.75	–	$–	3,146	$37.22
Forfeited	(40,438)	$37.53	–	$–	–	$–
Settled	(3,028,697)	$38.45	(63,169)	$46.63	–	$–
Balance, March 31, 2024	16,011,966	$37.01	62,296	$35.44	331,876	$36.74
The weighted-average grant date fair value of RSUs granted in the three month periods ended March 31, 2024 and 2023 was $38.75 and $37.44, respectively. The weighted-average grant date fair value of DSUs granted in the three month periods ended March 31, 2024 and 2023 was $37.22 and $37.85, respectively.
As of March 31, 2024, the total estimated unrecognized compensation expense of RSUs and PRSUs was $365,760 and $704, respectively. The Company expects to expense such amounts over weighted-average periods of approximately 1.1 and 0.2 years, respectively, subsequent to March 31, 2024.
RSAs
The following is a summary of activity related to RSAs associated with compensation arrangements during the three month period ended March 31, 2024:

	RSAs	Weighted Average Grant Date Fair Value
Balance, January 1, 2024	1,235,946	$36.10
Granted (including 16,268 relating to dividend participation)	16,268	$36.13
Forfeited	(4,376)	$37.77
Settled	(411,988)	$37.40
Balance, March 31, 2024	835,850	$35.45
The weighted-average grant date fair value of RSAs granted in the three month periods ended March 31, 2024 and 2023 was $36.13 and $37.75, respectively.
In connection with RSAs that settled during the three month period ended March 31, 2024, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 173,767 shares of common stock during such three month period. Accordingly, 238,221 shares of common stock held by the Company were delivered during the three month period ended March 31, 2024.
RSAs granted in 2024 generally include a dividend participation right that provides that during the applicable vesting period each RSA is attributed additional RSAs equivalent to any dividends paid on common stock during such period. During the three month period ended March 31, 2024, dividend participation rights required the issuance of 16,268 RSAs and the associated charge to “retained earnings” (with corresponding credits to “additional paid-in-capital”) was $627.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
At March 31, 2024, estimated unrecognized RSAs expense was $11,912, with such expense to be recognized over a weighted average period of approximately 0.7 years subsequent to March 31, 2024.
Profits Interest Participation Rights
PIPRs are equity incentive awards that, subject to certain vesting and other conditions described below, may be exchanged for shares of common stock pursuant to the 2018 Plan. They are a class of membership interests in Lazard Group that are intended to qualify as “profits interests” for U.S. federal income tax purposes and are recorded as noncontrolling interests within stockholders’ equity in the Company’s condensed consolidated statements of financial condition until they are exchanged into common stock, at which time there is a reclassification to additional paid-in-capital.
PIPRs, with the exception of Stock Price PIPRs (“SP-PIPRs”), as explained below, generally provide for vesting approximately three years following the grant date, so long as applicable vesting and other conditions have been satisfied. Like outstanding RSUs and similar awards, PIPRs are subject to continued employment and other conditions and restrictions and are forfeited if those conditions and restrictions are not fulfilled.
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
All PIPR awards are subject to service-based vesting conditions. In addition to PIPR awards with only service based vesting conditions (“Ordinary PIPRs”) granted to certain of our executive officers and a limited number of employees, the Company has granted the following types of PIPRs to certain of our executive officers, that are subject to additional vesting and market-based conditions:
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

SP-PIPRs will vest:

•20% if, during the three years following the date of grant, the common stock price has appreciated 25% above the average trailing 30 consecutive day stock price preceding the date of grant (the “Grant Date Stock Price”);

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
•40% if, during the five years following the date of grant, the common stock price has appreciated 50% above the Grant Date Stock Price;
•40% if, during the seven years following the date of grant, the common stock price has appreciated 100% above the Grant Date Stock Price.

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
The following is a summary of activity relating to all PIPRs during the three month period ended March 31, 2024:

	Ordinary PIPRs (a)		P-PIPRs		SP-PIPRs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2024	2,640,769	$36.19	1,958,829	$41.12	2,250,000	$15.06
Granted	1,368,964	$38.26	–	$–	–	$–
Forfeited	–	$–	–	$–	–	$–
Settled	(601,433)	$43.23	(995,169)	$46.63	–	$–
Balance, March 31, 2024	3,408,300	$35.78	963,660	$35.44	2,250,000	$15.06
__________________________

(a)Includes PIPR awards with only service-based vesting conditions.

Fair values shown above represent the weighted average as of grant date. The weighted-average grant date fair value of ordinary PIPRs granted in the three month periods ended March 31, 2024 and 2023 was $38.26 and $35.94, respectively.

Compensation expense recognized for ordinary PIPRs and P-PIPRs is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. Compensation expense recognized for SP-PIPRs is determined by multiplying the number of shares of common stock underlying such awards by the grant date fair value. As of March 31, 2024, the total estimated unrecognized compensation expense of all profits interest participation rights was $100,467 and the Company expects to expense such amount over a weighted-average period of approximately 1.3 years subsequent to March 31, 2024.
LFI and Other Similar Deferred Compensation Arrangements
In connection with LFI and other similar deferred compensation arrangements, granted to eligible employees, which generally require future service as a condition for vesting, the Company records a prepaid compensation asset and a corresponding compensation liability on the grant date based upon the fair value of the award. The prepaid asset is amortized on a straight-line basis over the applicable requisite service periods (which are generally similar to the comparable periods for RSUs) and is charged to “compensation and benefits” expense within the Company’s condensed consolidated statements of operations. LFI and similar deferred compensation arrangements that do not require future service are expensed immediately. The related compensation liability is accounted for at fair value as a derivative liability, which contemplates the impact of estimated forfeitures, and is adjusted for changes in fair value primarily related to changes in value of the underlying investments.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the three month period ended March 31, 2024:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2024	$115,972	$365,420
Granted	39,318	39,318
Settled	–	(133,152)
Amortization and the impact of forfeitures	(33,031)	2,668
Change in fair value of underlying investments	–	9,373
Other	(24)	(1,479)
Balance, March 31, 2024	$122,235	$282,148
The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 0.8 years subsequent to March 31, 2024.
The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Amortization and the impact of forfeitures	$35,699	$34,528
Change in the fair value of underlying investments	9,373	16,453
Total	$45,072	$50,981
Cash Retention Awards
In the first quarter of 2024, the Company granted and paid approximately $92,000 of cash retention awards that are subject to repayment in full in connection with a termination of employment for cause or resignation without good reason on or prior to the three-year service period.
In connection with these awards, the Company recorded a prepaid compensation asset on the grant date based upon the amount paid. The prepaid compensation asset is amortized over the requisite service period beginning on the grant date and is charged to “compensation and benefits” expense in the condensed consolidated statements of operations.
Amortization expense for the three months ended March 31, 2024 was approximately $11,000. The remaining prepaid compensation asset was approximately $81,000 as of March 31, 2024.
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

LAZARD, INC.
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
The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s pension plans for the three month periods ended March 31, 2024 and 2023:

	Pension Plans
	Three Months Ended March 31,
	2024	2023
Components of Net Periodic Benefit Cost (Credit):
Service cost	$83	$98
Interest cost	5,192	5,152
Expected return on plan assets	(6,511)	(5,816)
Amortization of:
Prior service cost	133	26
Net actuarial loss (gain)	1,724	1,510
Settlement loss	–	759
Net periodic benefit cost (credit)	$621	$1,729
15.    COST-SAVING INITIATIVES
The Company conducted firm-wide cost-saving initiatives over the course of 2023 and during the first quarter of 2024.
Expenses and losses associated with the cost-saving initiatives for the three month periods ended March 31, 2024 and 2023 consisted of the following:

	Three Months Ended March 31, 2024
	Financial Advisory	Asset Management	Corporate	Total
Severance and other employee termination expenses (included in "compensation and benefits" expense)	$32,773	$11,545	$2,292	$46,610
Other	708	14	1,397	2,119
Total	$33,481	$11,559	$3,689	$48,729

	Three Months Ended March 31, 2023
	Financial Advisory	Asset Management	Corporate	Total
Severance and other employee termination expenses (included in "compensation and benefits" expense)	$8,777	$11,235	$728	$20,740
Total	$8,777	$11,235	$728	$20,740

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)

Activity related to the obligations pursuant to the cost-saving initiatives during the three month period ended March 31, 2024 was as follows:

	Accrued Compensation and Benefits	Other	Total
Balance, January 1, 2024	$51,346	$952	$52,298
Total expenses	46,610	2,119	48,729
Less:
Noncash expenses (a)	9,111	2,999	12,110
Payments and settlements	52,349	16	52,365
Balance, March 31, 2024	$36,496	$56	$36,552
___________________________________

(a)Noncash expenses reflected in “accrued compensation and benefits” activity principally represents accelerated amortization of deferred incentive compensation awards. Noncash expenses reflected in “other” activity principally relates to impairments of certain operating lease right-of-use assets and certain foreign exchange related losses.
16.    INCOME TAXES
Following the Conversion on January 1, 2024, Lazard, Inc. is subject to U.S. federal income taxes on all its operating income and, through its subsidiaries, is also subject to state and local taxes on its income apportioned to various state and local jurisdictions. Lazard Group operates principally through subsidiary corporations including those domiciled outside the U.S. that are subject to local income taxes in foreign jurisdictions. In addition, Lazard Group is subject to Unincorporated Business Tax (“UBT”) attributable to its operations apportioned to New York City.
The Company recorded an income tax provision of $14,337 and an income tax benefit of $21,725 for the three month periods ended March 31, 2024 and 2023, respectively, representing effective tax rates of 26.3% and 58.8%, respectively. The difference between the U.S. federal statutory rate of 21.0% and the effective tax rates reflected above principally relates to (i) the tax impact of differences in the value of share based incentive compensation and other discrete items, (ii) foreign source income (loss) not subject to U.S. income taxes, (iii) taxes payable to foreign jurisdictions that are not offset against U.S. income taxes, (iv) change in the U.S. federal valuation allowance affecting the provision for income taxes and (v) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate.
17.    NET INCOME (LOSS) PER SHARE OF COMMON STOCK
The Company is required to utilize the “two-class” method of computing basic and diluted net income per share because the Company issued certain PIPRs, including certain P-PIPRs, which are treated as participating securities.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The Company’s basic and diluted net income (loss) per share calculations using the “two-class” method for the three month periods ended March 31, 2024 and 2023 are presented below:

	Three Months Ended March 31,
	2024	2023
Net income (loss) attributable to Lazard	$35,755	$(22,172)
Adjustment for earnings attributable to participating securities	(1,279)	(1,125)
Net income (loss) attributable to Lazard - basic	34,476	(23,297)
Adjustment for earnings attributable to participating securities	195	–
Net income (loss) attributable to Lazard - diluted	$34,671	$(23,297)
Weighted average number of shares of common stock outstanding	88,547,757	85,734,443
Weighted average number of shares of common stock issuable on a non-contingent basis	2,712,708	1,857,409
Weighted average number of shares of common stock outstanding - basic	91,260,465	87,591,852
Weighted average number of incremental shares of common stock issuable from share-based incentive compensation (a)	8,091,304	–
Weighted average number of shares of common stock outstanding - diluted	99,351,769	87,591,852
Net income (loss) attributable to Lazard per share of common stock:
Basic	$0.38	$(0.27)
Diluted	$0.35	$(0.27)
___________________________________

(a)The aggregate weighted average number of incremental shares of common stock issuable from PIPRs for the three month period ended March 31, 2024 of 2,167,520 and from RSUs, PRSUs and PIPRs for the three month period ended March 31, 2023 of 6,046,499, that could be potentially dilutive in future periods, have been excluded from the computation of diluted net income (loss) per share as the effect would be antidilutive in the respective periods.
18.    RELATED PARTIES
Sponsored Funds
The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Asset management fees relating to such services were $134,220 and $133,523 for the three month periods ended March 31, 2024 and 2023, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $56,134 and $67,598 remained as receivables at March 31, 2024 and December 31, 2023, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.
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

LAZARD, INC.
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
The amount of the TRA liability is an undiscounted amount based upon current tax laws, the current structure of the Company and various assumptions regarding potential future operating profitability. The assumptions reflected in the estimate involve significant judgment and if our structure or actual income are different than our assumptions, we could be required to accelerate payments under the TRA. As such, the actual amount and timing of payments under the TRA could differ materially from our estimates. Any changes in the amount of the estimated liability would be recorded as a non-compensation expense in the condensed consolidated statements of operations. Adjustments, if necessary, to the related deferred tax assets would be recorded through the “provision (benefit) for income taxes”.
Pursuant to the periodic revaluation of the TRA liability and the assumptions reflected in the estimate, the revaluation had the effect in the three months ended March 31, 2023 of reducing the estimated liability under the TRA. As a result, the Company recorded a “benefit pursuant to tax receivable agreement” of $40,435 on the condensed consolidated statements of operations.
The cumulative liability relating to our obligations under the TRA as of March 31, 2024 and December 31, 2023 was $115,001 and $115,087, respectively, and is recorded in “tax receivable agreement obligation” on the condensed consolidated statements of financial condition.
Other
See Note 12 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.
19.    REGULATORY AUTHORITIES
LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $5, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At March 31, 2024, LFNY’s regulatory net capital was $117,818, which exceeded the minimum requirement by $114,006. LFNY’s aggregate indebtedness to net capital ratio was 0.49:1 as of March 31, 2024.
Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At March 31, 2024, the aggregate regulatory net capital of the U.K. Subsidiaries was $179,432, which exceeded the minimum requirement by $113,985.
CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management. The investment services activities exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At December 31, 2023, the consolidated regulatory net capital of CFLF was $156,703, which exceeded the minimum requirement set for regulatory capital levels by $62,519. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. LFB and certain other non-Financial Advisory subsidiaries of the Company in the European Union (referred to herein, on a combined basis, as the “combined European regulated group”) is subject to consolidated supervision based on an agreement with the ACPR and under such rules is required to comply with minimum requirements for regulatory net capital. At December 31, 2023, the regulatory net capital of the combined European regulated group was $181,665, which exceeded the minimum requirement

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
set for regulatory capital levels by $78,796. Additionally, the combined European regulated group, together with our Financial Advisory entities in the European Union, is required to perform an annual risk assessment and provide certain other information on a periodic basis.
Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At March 31, 2024, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $101,442, which exceeded the minimum required capital by $78,564.
At March 31, 2024, each of these subsidiaries individually was in compliance with its regulatory capital requirements.
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
The Company’s segment information for the three month periods ended March 31, 2024 and 2023 is prepared using the following methodology:
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended March 31,
		2024	2023
Financial Advisory	Net Revenue	$453,507	$277,574
	Operating Expenses	428,008	328,735
	Operating Income (Loss)	$25,499	$(51,161)
Asset Management	Net Revenue	$295,476	$284,044
	Operating Expenses	261,680	248,051
	Operating Income	$33,796	$35,993
Corporate	Net Revenue (Loss)	$15,770	$(19,182)
	Operating Expenses	20,504	2,574
	Operating Loss	$(4,734)	$(21,756)
Total	Net Revenue	$764,753	$542,436
	Operating Expenses	710,192	579,360
	Operating Income (Loss)	$54,561	$(36,924)

	As Of
	March 31, 2024	December 31, 2023
Total Assets
Financial Advisory	$1,026,444	$1,154,483
Asset Management	1,275,371	1,232,364
Corporate	2,285,155	2,248,934
Total	$4,586,970	$4,635,781

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
21.    CONSOLIDATED VIEs
The Company’s consolidated VIEs as of March 31, 2024 and December 31, 2023 include certain funds (“LFI Consolidated Funds”) that were established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement. Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds. The assets of LFI Consolidated Funds, except as it relates to $78,135 and $113,174 of LFI held by Lazard Group as of March 31, 2024 and December 31, 2023, respectively, can only be used to settle the obligations of LFI Consolidated Funds. The Company’s consolidated VIE assets and liabilities for LFI Consolidated Funds as reflected in the condensed consolidated statements of financial condition consist of the following at March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$4,404	$4,627
Customers and other receivables	35	23,277
Investments	161,700	196,112
Other assets	803	683
Total assets	$166,942	$224,699

LIABILITIES
Deposits and other customer payables	$73	$23,498
Other liabilities	259	353
Total liabilities	$332	$23,851

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Lazard’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”). All references to “2024,” “2023,” “first quarter” or “the period” refer to, as the context requires, the three month periods ended March 31, 2024 and 2023.
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
•competitive pressure on our businesses and on our ability to retain and attract employees at current compensation levels; and
•changes in relevant tax laws, regulations or treaties or an adverse interpretation of those items.
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
•financial goals, including ratios of compensation and benefits expense to adjusted net revenue;
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
•ability to realize the anticipated benefits of Lazard’s conversion to a U.S. C-Corporation (the “ Conversion”) and impact on the trading price of our stock;
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
The Company is committed to providing timely and accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, Lazard and its operating companies use their websites, and other social media sites to convey information about their businesses, including the anticipated release of quarterly financial results, quarterly financial, statistical and business-related information, and the posting of updates of AUM in various mutual funds, hedge funds and other investment products managed by Lazard Asset Management LLC (together with its subsidiaries) (“LAM”) and Lazard Frères Gestion SAS (“LFG”). Investors can link to Lazard, Inc., Lazard Group and their operating company websites through http://www.lazard.com. Our websites and social media sites and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-Q.
Business Summary
Lazard, one of the world’s preeminent financial advisory and asset management firms, operates in North and South America, Europe, the Middle East, Asia and Australia. With origins dating to 1848, we have long specialized in crafting solutions to the complex financial and strategic challenges of a diverse set of clients around the world, including corporations, governments, institutions, partnerships, family offices and individuals.
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
In addition, we record selected other activities in our Corporate segment, including the management of cash, investments, deferred tax assets, outstanding indebtedness and certain contingent obligations. We also invest our own capital from time to time, generally alongside capital of qualified institutional and individual investors in alternative investments or private equity investments, and make investments to seed our Asset Management strategies.
Our consolidated net revenue was derived from the following segments:

	Three Months Ended March 31,
	2024	2023
Financial Advisory	59%	51%
Asset Management	39	52
Corporate	2	(3)
Total	100%	100%
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

The global macroeconomic environment is improving and capital market trends are positive. Market expectations have become more closely aligned with the higher for longer interest rate environment. At the same time, there is a high degree of geopolitical uncertainty that continues to be top of mind for decision-makers. In our Financial Advisory business, we are seeing M&A activity strengthen while financing, valuation, and regulatory headwinds abate. In our Asset Management business, we continue to see investor interest across a range of our actively managed strategies. However, with short term global interest rates rising significantly over the past years, cash and short duration investments are now accumulating as investors are showing patience in allocating additional capital into risk assets.
Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.
•Financial Advisory—M&A announcements are up year-over-year with 2023 being at their lowest levels in a decade. We remained actively engaged with our clients. The global scale and breadth of our Financial Advisory business, with particular strength in both the U.S. and Europe, enables us to advise on a wide range of strategic and restructuring transactions across a variety of industries. Throughout 2024, we could see increased M&A activity occurring alongside greater restructuring activity as rates remain high and debt maturities approach. In addition, we continue to invest in our Financial Advisory business by selectively hiring talented senior professionals in an effort to enhance our capabilities and sector expertise in M&A, capital structure, restructuring, and public and private capital markets.
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
Financial Advisory
The following table sets forth global M&A industry statistics for completed and announced M&A transactions.

	Three Months Ended March 31,
	2024	2023	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$559	$733	(24)%
Number	6,811	10,455	(35)%
Deals Greater than $500 million:
Value	$431	$538	(20)%
Number	196	255	(23)%
Announced M&A Transactions:
All deals:
Value	$840	$626	34%
Number	7,680	10,451	(27)%
Deals Greater than $500 million:
Value	$676	$441	53%
Number	238	226	5%
____________________________________

Source: Dealogic as of April 1, 2024.
Global restructuring activity during the first quarter of 2024, one measure of which is the number of corporate defaults, decreased as compared to the first quarter of 2023. The number of defaulting issuers was 34 in the first quarter of 2024 according to Moody’s Investors Service, Inc., as compared to 38 in the first quarter of 2023.
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
Asset Management
The percentage change in major equity market indices at March 31, 2024, as compared to such indices at December 31, 2023 and at March 31, 2023, is shown in the table below:

	Percentage Changes March 31, 2024 vs.
	December 31, 2023	March 31, 2023
MSCI World Index	9%	25%
Euro Stoxx	13%	22%
MSCI Emerging Market	2%	8%
S&P 500	11%	30%
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
Financial Statement Overview
Net Revenue
The majority of Lazard’s Financial Advisory net revenue historically has been earned from advice and other services provided in M&A transactions. The amount of the fee earned can vary depending upon the type, size and complexity of the transaction Lazard is advising on. M&A fees can be earned as a retainer, working fee, announcement fee, milestone fee, opinion fee or transaction completion fee. Most fees are paid upon completion of a transaction, the timing of which can be impacted by delays to securing financing, board approvals, regulatory approvals, shareholder votes, changing market conditions or other factors.
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
Lazard’s Asset Management segment principally includes LAM, LFG, Lazard Frères Banque SA (“LFB”) and the Edgewater Funds (“Edgewater”). Asset Management net revenue is derived from fees for investment management and advisory services provided to clients. As noted above, the main driver of Asset Management net revenue is the level and product mix of AUM, which is generally influenced by the performance of the global equity markets and, to a lesser extent, fixed income markets as well as Lazard’s investment performance, which impacts its ability to successfully attract and retain assets. As a result, fluctuations (including timing thereof) in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. Asset Management fees are generally based on the level of AUM measured daily, monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations, currency fluctuations, changes in product mix, or net client asset flows will result in a corresponding increase or decrease in management fees. Our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In addition, as Lazard’s AUM includes significant amounts of assets that are denominated in currencies other than U.S. Dollars, changes in the value of the U.S. Dollar relative to foreign currencies will impact the value of Lazard’s AUM and the overall amount of management fees generated by the AUM. Fees vary with the type of assets managed and the vehicle in which they are managed, with higher fees earned on equity assets and alternative investment funds, such as hedge funds and private equity funds, and lower fees earned on fixed income and cash management products.
The Company earns performance-based incentive fees on various investment products, including traditional products and alternative investment funds, such as hedge funds and private equity funds.
For hedge funds, incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks or thresholds. The Company records incentive fees on traditional products and hedge funds at the end of the relevant performance measurement period, when potential uncertainties regarding the ultimate realizable amounts have been determined. The incentive fee measurement period is generally an annual period (unless an account terminates or redemption occurs during the year). The incentive fees received at the end of the measurement period are not subject to reversal or payback. Incentive fees on hedge funds are often subject to loss carryforward provisions in which losses incurred by the hedge funds in any year are applied against certain gains realized by the hedge funds in future periods before any further incentive fees can be earned.
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
Corporate segment total assets represented 50% of Lazard’s consolidated total assets as of March 31, 2024, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds and deferred tax assets.
Operating Expenses
The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards, including (a) share-based incentive compensation under Lazard’s 2018 Incentive Compensation Plan, as amended (the “2018 Plan”) and (b) LFI and other similar deferred compensation arrangements (see Note 13 of Notes to Condensed Consolidated Financial Statements), (iii) a provision for discretionary or guaranteed cash bonuses and profit pools and (iv) when applicable, severance payments and cash retention awards. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our actual and forecasted operating and financial performance, staffing levels, estimated forfeiture rates, competitive pay conditions and the nature of revenues earned, as well as the mix between current and deferred compensation.
We use “adjusted compensation and benefits expense” and the ratio of “adjusted compensation and benefits expense” to “adjusted net revenue,” both non-GAAP measures, for comparison of compensation and benefits expense between periods. For the reconciliations and calculations with respect to “adjusted compensation and benefits expense” and related ratios to “adjusted net revenue,” see the table under “Consolidated Results of Operations” below.

Compensation and benefits expense is the largest component of our operating expenses. We seek to maintain discipline with respect to compensation, including the rate at which we award deferred compensation. We focus on a ratio of adjusted compensation and benefits expense to adjusted net revenue to manage costs, balancing a view of current conditions in the market for talent alongside our objective to drive long-term shareholder value. Our goal remains to deliver a ratio of adjusted compensation and benefits expense to adjusted net revenue over the cycle in the mid-to high-50s percentage range, while targeting a consistent deferral policy. While we have implemented policies and initiatives that we believe will assist us in maintaining ratios within this range, there can be no guarantee that we will be able to maintain such ratios, or that our policies or initiatives will not change, in the future. Our practice is to pay our employees competitively to foster retention and motivate performance and, in doing so, we look to the market for talent and other factors, which are typically correlated with industry revenues, but may vary year by year. At the same time, the amount of compensation we award in a particular year is, in part, deferred and amortized over the successive years. Increased competition for professionals, changes in the macroeconomic environment or the financial markets generally, lower adjusted net revenue resulting from, for example, a decrease in M&A activity, our share of the M&A market or our AUM levels, changes in the mix of revenues from our businesses, investments in our businesses or various other factors could prevent us from achieving this goal.
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
We believe that “adjusted non-compensation expense”, a non-GAAP measure, when presented in conjunction with measures prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), provides a meaningful and useful basis for our investors to assess our operating results. For calculations with respect to “adjusted non-compensation expense”, see the table under “Consolidated Results of Operations” below. Our operating expenses also include our “benefit pursuant to tax receivable agreement”.
To the extent inflation results in rising interest rates and has other effects upon the securities markets or general macroeconomic conditions, it may adversely affect our financial position and results of operations by impacting overall levels of M&A activity, reducing our AUM or net revenue, increasing non-compensation expense, or otherwise.
Cost-Saving Initiatives
The Company conducted firm-wide cost-saving initiatives over the course of 2023 and during the first quarter of 2024. See Note 15 of Notes to Condensed Consolidated Financial Statements.
Provision for Income Taxes
On January 1, 2024, we completed our Conversion from an exempted company incorporated under the laws of Bermuda named Lazard Ltd to a U.S C-Corporation named Lazard, Inc. Following the Conversion, all of our operating income will be subject to U.S. federal corporate income taxes, which we anticipate will increase our effective tax rate.
Lazard, Inc. is subject to U.S. federal income taxes on all of its operating income and, through its subsidiaries, is also subject to state and local taxes on its income apportioned to various state and local jurisdictions. Lazard Group operates principally through subsidiary corporations including through those domiciled outside the U.S. that are subject to local income taxes in foreign jurisdictions. In addition, Lazard Group is subject to Unincorporated Business Tax (“UBT”) attributable to its operations apportioned to New York City.
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
Net Income Attributable to Noncontrolling Interests
Noncontrolling interests primarily consist of (i) amounts related to Edgewater’s management vehicles that the Company is deemed to control but not own, (ii) Lazard Growth Acquisition Corp. I (“LGAC”) interests (see Note 1 of Notes to Condensed Consolidated Financial Statements), (iii) profits interest participation rights and (iv) consolidated VIE interests held by employees. See Notes 12 and 21 of Notes to Condensed Consolidated Financial Statements for information regarding the Company’s noncontrolling interests and consolidated VIEs.
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

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Net Revenue	$764,753	$542,436
Operating Expenses:
Compensation and benefits	550,824	449,967
Non-compensation	159,368	169,828
Benefit pursuant to tax receivable agreement	–	(40,435)
Total operating expenses	710,192	579,360
Operating Income (Loss)	54,561	(36,924)
Provision (benefit) for income taxes	14,337	(21,725)
Net Income (Loss)	40,224	(15,199)
Less - Net Income Attributable to Noncontrolling Interests	4,469	6,973
Net Income (Loss) Attributable to Lazard	$35,755	$(22,172)
Operating Income (Loss), as a % of net revenue	7.1%	(6.8)%
The tables below describe the components of adjusted net revenue, adjusted compensation and benefits expense, adjusted non-compensation expense, adjusted operating income (loss) and related key ratios, which are non-GAAP measures used by the Company to manage its business. We believe such non-GAAP measures in conjunction with U.S. GAAP measures provide a meaningful and useful basis for comparison between present, historical and future periods, as described above.

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Adjusted Net Revenue:
Net revenue	$764,753	$542,436
Adjustments:
Interest expense (a)	20,650	19,410
Distribution fees, reimbursable deal costs, bad debt expense and other (b)	(22,949)	(26,681)
Asset impairment charges	–	19,129
Revenue related to noncontrolling interests (c)	(7,103)	(10,823)
Gains related to LFI (d)	(9,373)	(16,453)
Losses associated with cost-saving initiatives (e)	587	-
Adjusted net revenue (f)	$746,565	$527,018
____________________________________

(a)Interest expense (excluding interest expense incurred by LFB) is added back in determining adjusted net revenue because such expense relates to corporate financing activities and is not considered to be a cost directly related to the revenue of our business.
(b)Represents certain distribution, introducer and management fees paid to third parties, reimbursable deal costs and bad debt expenses relating to fees and other receivables that are deemed uncollectible for which an equal amount is excluded for purposes of determining adjusted non-compensation expense.
(c)Revenue or loss related to the consolidation of noncontrolling interests is excluded from adjusted net revenue because the Company has no economic interest in such amount.
(d)Represents changes in the fair value of investments held in connection with LFI and other similar deferred compensation arrangements for which a corresponding equal amount is excluded from compensation and benefits expense.
(e)Represents losses associated with the closing of certain offices as part of the cost-saving initiatives including the reclassification of currency translation adjustments to earnings from accumulated other comprehensive loss.
(f)Adjusted net revenue is a non-GAAP measure.

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$550,824	$449,967
Adjustments:
Compensation related to noncontrolling interests (a)	(2,108)	(3,010)
Charges pertaining to LFI (b)	(9,373)	(16,453)
Expenses associated with senior management transition (c)	–	(10,674)
Expenses associated with cost-saving initiatives	(46,610)	(20,740)
Adjusted compensation and benefits expense (d)	$492,733	$399,090
Adjusted compensation and benefits expense, as a % of adjusted net revenue	66.0%	75.7%
____________________________________

(a)Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.

(b)Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from adjusted net revenue.
(c)Represents expenses associated with senior management transition reflecting the departure of certain executive officers.
(d)Adjusted compensation and benefits expense is a non-GAAP measure.

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$159,368	$169,828
Adjustments:
Distribution fees, reimbursable deal costs, bad debt expense and other (a)	(22,949)	(26,681)
Amortization and other acquisition-related costs	(68)	(48)
Non-compensation expense related to noncontrolling interests (b)	(526)	(841)
Expenses associated with cost-saving initiatives	(1,532)	–
Adjusted non-compensation expense (c)	$134,293	$142,258
Adjusted non-compensation expense, as a % of adjusted net revenue	18.0%	27.0%
____________________________________

(a)Represents certain distribution, introducer and management fees paid to third parties, reimbursable deal costs and bad debt expenses relating to fees and other receivables that are deemed uncollectible for which an equal amount is included for purposes of determining adjusted net revenue.
(b)Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.
(c)Adjusted non-compensation expense is a non-GAAP measure.

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Adjusted Operating Income (Loss) (a):
Adjusted net revenue	$746,565	$527,018
Deduct:
Adjusted compensation and benefits expense	(492,733)	(399,090)
Adjusted non-compensation expense	(134,293)	(142,258)
Adjusted operating income (loss)	$119,539	$(14,330)
Adjusted operating income (loss), as a % of adjusted net revenue	16.0%	(2.7)%
____________________________________
(a)Adjusted operating income (loss) is a non-GAAP measure.

Headcount information is set forth below:

	As of
	March 31, 2024	December 31, 2023	March 31, 2023
Headcount:
Managing Directors:
Financial Advisory	199	210	230
Asset Management	117	114	124
Corporate	21	26	24
Total Managing Directors	337	350	378
Other Business Segment Professionals and Support Staff:
Financial Advisory	1,287	1,393	1,470
Asset Management	1,063	1,107	1,107
Corporate	427	441	487
Total	3,114	3,291	3,442

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
Three Months Ended March 31, 2024 versus March 31, 2023
The Company reported net income attributable to Lazard of $36 million, as compared to net loss attributable to Lazard of $22 million in the 2023 period.
Net revenue increased $222 million, or 41%, with adjusted net revenue increasing $220 million, or 42%, as compared to the 2023 period. Fee revenue from investment banking and other advisory activities increased $176 million, or 63%, as compared to the 2023 period. Asset management fees, including incentive fees, increased $15 million, or 6%, as compared to the 2023 period. In the aggregate, interest income, other revenue and interest expense increased $31 million as compared to the 2023 period, the majority of which is recorded in the Corporate segment.
Compensation and benefits expense increased $101 million, or 22%, as compared to the 2023 period.
Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $493 million, an increase of $94 million, or 23%, as compared to $399 million in the 2023 period. The ratio of adjusted compensation and benefits expense to adjusted net revenue was 66.0% for the 2024 period, as compared to 75.7% for the 2023 period.
Non-compensation expense decreased $10 million, or 6%, as compared to the 2023 period reflecting lower professional services and other expenses. Adjusted non-compensation expense decreased $8 million, or 6%, as compared to the 2023 period. The ratio of adjusted non-compensation expense to adjusted net revenue was 18.0% for the 2024 period, as compared to 27.0% for the 2023 period.
The Company reported operating income of $55 million, as compared to an operating loss of $37 million in the 2023 period.
The Company reported adjusted operating income of $120 million as compared to an adjusted operating loss of $14 million in the 2023 period, and, as a percentage of adjusted net revenue, was 16.0% for the 2024 period, as compared to (2.7)% in the 2023 period.

The provision for income taxes reflects an effective tax rate of 26.3%, as compared to 58.8% for the 2023 period. The change in the effective tax rate principally relates to changes in the geographic mix of earnings inclusive of losses without tax benefits in 2023 and the impact of discrete items.
Net income attributable to noncontrolling interests decreased $3 million, or 36% as compared to the 2023 period.
Business Segments
The following is a discussion of net revenue and operating income (loss) for the Company’s segments: Financial Advisory, Asset Management and Corporate. See Note 20 of Notes to Condensed Consolidated Financial Statements for further information regarding segments.
Financial Advisory
The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Net Revenue	$453,507	$277,574
Operating Expenses (a)	428,008	328,735
Operating Income (Loss)	$25,499	$(51,161)
Operating Income (Loss), as a % of net revenue	5.6%	(18.4)%
_______________________________________

(a)See Note 15 of Notes to Condensed Consolidated Financial Statements for information regarding cost-saving initiatives.
Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended March 31,
	2024	2023
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	77	55
Percentage of total Financial Advisory net revenue from top 10 clients	45%	38%
Number of M&A transactions completed with values greater than $500 million (a)	17	9
________________________________________

(a)Source: Dealogic as of April 1, 2024.

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms and is based on the Lazard offices that generate Financial Advisory net revenue, which are located in the Americas (primarily in the U.S.), EMEA (primarily in the U.K., France, Germany, Italy and Spain) and the Asia Pacific region and therefore may not be reflective of the geography in which the clients are located.

	Three Months Ended March 31,
	2024	2023
Americas	63%	49%
EMEA	37	50
Asia Pacific	–	1
Total	100%	100%
The Company’s managing directors and many of its professionals have significant experience, and many of them are able to use this experience to advise on a combination of M&A, restructuring and other strategic advisory matters, depending on clients’ needs. This adaptability enables Lazard to more effectively deploy its professionals to best advantage based on the often counter-cyclical nature of restructuring as compared to our M&A business. While Lazard measures revenue by practice area, Lazard does not separately measure the costs or profitability of M&A services as compared to restructuring or other services. Accordingly, Lazard measures performance in its Financial Advisory segment based on overall segment adjusted net revenue and operating income margins.
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
Three Months Ended March 31, 2024 versus March 31, 2023
Financial Advisory net revenue increased $176 million, or 63%, as compared to the 2023 period. The increase in Financial Advisory net revenue was primarily driven by increased number of completed M&A transactions with values greater than $500 million as compared to the 2023 period, despite a decline in industry-wide completed M&A transactions.
Operating expenses increased $99 million, or 30%, as compared to the 2023 period primarily due to increased compensation and benefits expense associated with increased adjusted net revenue.
The Financial Advisory operating income was $25 million as compared to an operating loss of $51 million in the 2023 period and, as a percentage of net revenue, was 5.6%, as compared to (18.4)% in the 2023 period.
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

The following table shows the composition of AUM for the Asset Management segment (see Item 1, “Business—Principal Business Lines—Asset Management—Investment Strategies”):

	As of
	March 31, 2024	December 31, 2023
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$24,779	$25,288
Global	55,544	53,528
Local	54,841	52,208
Multi-Regional	60,089	59,114
Total Equity	195,253	190,138
Fixed Income:
Emerging Markets	9,080	9,525
Global	10,664	10,762
Local	6,378	6,080
Multi-Regional	21,098	21,740
Total Fixed Income	47,220	48,107
Alternative Investments	3,201	3,330
Other Alternative Investments	2,643	2,799
Private Equity	1,486	1,623
Cash Management	629	654
Total AUM	$250,432	$246,651
Total AUM at March 31, 2024 was $250 billion, an increase of $3 billion, or 2%, as compared to total AUM of $247 billion at December 31, 2023 due to market appreciation partially offset by net outflows and foreign exchange depreciation. Average AUM for the first quarter of 2024 increased 9% as compared to the first quarter of 2023 and increased 6% as compared to the fourth quarter of 2023.
As of March 31, 2024, approximately 84% of our AUM was managed on behalf of institutional and intermediary clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, compared to 85% as of December 31, 2023. As of March 31, 2024, approximately 16% of our AUM was managed on behalf of individual client relationships, compared to approximately 15% as of December 31, 2023.
As of March 31, 2024, AUM with foreign currency exposure represented approximately 60% of our total AUM as compared to 64% at December 31, 2023. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$190,138	$4,027	$(10,485)	$(6,458)	$14,182	$(2,609)	$195,253
Fixed Income	48,107	1,782	(1,571)	211	(199)	(899)	47,220
Other	8,406	275	(658)	(383)	(12)	(52)	7,959
Total	$246,651	$6,084	$(12,714)	$(6,630)	$13,971	$(3,560)	$250,432
Net flows were primarily driven by outflows across all platforms within the Equity asset class.

	Three Months Ended March 31, 2023
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$167,395	$7,027	$(7,289)	$(262)	$10,750	$745	$178,628
Fixed Income	43,386	3,352	(2,622)	730	721	624	45,461
Other	5,344	3,281	(750)	2,531	149	27	8,051
Total	$216,125	$13,660	$(10,661)	$2,999	$11,620	$1,396	$232,140
Inflows include approximately $3.9 billion related to a wealth management acquisition.
Average AUM for the three month periods ended March 31, 2024 and 2023 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended March 31,
	2024	2023
	($ in millions)
Average AUM by Asset Class:
Equity	$191,619	$175,372
Fixed Income	47,312	45,190
Alternative Investments	3,150	4,057
Other Alternative Investments	2,722	826
Private Equity	1,519	876
Cash Management	628	528
Total Average AUM	$246,950	$226,849

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Net Revenue	$295,476	$284,044
Operating Expenses (a)	261,680	248,051
Operating Income	$33,796	$35,993
Operating Income, as a % of net revenue	11.4%	12.7%
_______________________________________
(a)See Note 15 of Notes to Condensed Consolidated Financial Statements for information regarding cost-saving initiatives.
The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended March 31,
	2024	2023
Americas	41%	41%
EMEA	46	45
Asia Pacific	13	14
Total	100%	100%
Asset Management Results of Operations
Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.
Three Months Ended March 31, 2024 versus March 31, 2023
Asset Management net revenue increased $11 million, or 4%, as compared to the 2023 period. Management fees and other revenue was $287 million, an increase of $8 million, or 3%, as compared to $279 million in the 2023 period. Incentive fees were $9 million, an increase of $4 million as compared to $5 million in the 2023 period.
Operating expenses increased $14 million, or 5%, as compared to the 2023 period.
Asset Management operating income was $34 million, a decrease of $2 million, or 6%, as compared to operating income of $36 million in the 2023 period and, as a percentage of net revenue, was 11.4%, as compared to 12.7% in the 2023 period.

Corporate
The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Interest income	$6,794	$7,319
Interest expense	(20,642)	(19,396)
Net Interest Expense	(13,848)	(12,077)
Other Revenue (Loss)	29,618	(7,105)
Net Revenue (Loss)	15,770	(19,182)
Benefit pursuant to tax receivable agreement	–	(40,435)
Other operating expenses (a)	20,504	43,009
Operating Expenses	20,504	2,574
Operating Loss	$(4,734)	$(21,756)
_________________________________
(a)See Note 15 of Notes to Condensed Consolidated Financial Statements for information regarding cost-saving initiatives.
Corporate Results of Operations
Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.
Three Months Ended March 31, 2024 versus March 31, 2023
Net interest expense increased $2 million, or 15%, as compared to the 2023 period.
Other revenue (loss) was positively impacted by investment gains in the 2024 period, as compared to losses incurred from the impairment of equity method investments and the liquidation of LGAC in the 2023 period.
Operating expenses excluding the benefit pursuant to TRA, decreased $23 million as compared to the 2023 period, reflecting lower professional services and other expenses.
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
The Company makes cash payments for a significant portion of its incentive compensation with respect to the prior year’s results during the first three months of each calendar year. See the Condensed Consolidated Financial Statements—Consolidated Statements of Cash Flows for further detail.

Summary of Cash Flows:

	Three Months Ended March 31,
	2024	2023
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income (loss)	$40	$(15)
Adjustments to reconcile net income to net cash provided by operating activities (a)	134	175
Other operating activities (b)	(264)	(572)
Net cash provided by (used in) operating activities	(90)	(412)
Investing activities	(7)	(15)
Financing activities (c)	99	(1,072)
Effect of exchange rate changes	(22)	16
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(20)	(1,483)
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	1,225	2,639
End of Period	$1,205	$1,156
________________________________________
(a)Consists primarily of amortization of deferred expenses and share-based incentive compensation, noncash lease expenses, depreciation and amortization of property and deferred tax provision (benefit).
(b)Includes net changes in operating assets and liabilities.
(c)Consists primarily of purchases of shares of common stock, tax withholdings related to the settlement of vested RSUs, vested RSAs and vested PRSUs, common stock dividends, changes in customer deposits, distributions to noncontrolling interest holders, activity related to borrowings (including in 2024, the issuance of the 2031 Notes and the partial redemption of the 2025 Notes), distributions to redeemable noncontrolling interests associated with LGAC's redemption of all its outstanding Class A ordinary shares in 2023.
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

Liquidity is significantly impacted by cash payments for incentive compensation, a significant portion of which are made during the first three months of the year. As a consequence, cash on hand generally declines in the beginning of the year and gradually builds over the remainder of the year. We also pay certain tax advances during the year on behalf of certain managing directors, which serve to reduce their respective incentive compensation payments. Additionally, we made payments in the first quarter of 2024 relating to severance and other employee termination costs associated with the cost-saving initiatives. (See Note 15 of Notes to Condensed Consolidated Financial Statements). Also see “Senior Debt” below for senior debt refinancing in the first quarter of 2024.

Liquidity is also affected by the level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG. To the extent that such deposits rise or fall, and assuming unchanged asset allocation, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”. LFB is subject to, and in compliance with, regulatory liquidity coverage ratios and liquidity levels are monitored on a daily basis.
We regularly monitor our liquidity position, including cash levels, lease obligations, investments, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of common stock, compensation and matters relating to liquidity and to compliance with regulatory net capital requirements. At March 31, 2024, Lazard had approximately $923 million of cash and cash equivalents, including approximately $427 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings. We expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.
As of March 31, 2024, the Company’s remaining lease obligations were $62 million for 2024 (April 1 through December 31), $139 million from 2025 through 2026, $124 million from 2027 through 2028 and $222 million through 2034.
As of March 31, 2024, Lazard had approximately $209 million in unused lines of credit available to it, including a $200 million, five-year, senior revolving credit facility under the Second Amended and Restated Credit Agreement.
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
The Second Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00, provided that the Consolidated Leverage Ratio may be greater than 3.25 to 1.00 for four (consecutive or nonconsecutive) quarters so long as it is not greater than 3.50 to 1.00 on the last day of any such quarter, or (ii) its Consolidated Interest Coverage Ratio (as defined in the Second Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended March 31, 2024, Lazard Group was in compliance with such ratios. In any event, no amounts were outstanding under the Second Amended and Restated Credit Agreement as of March 31, 2024.
In addition, the Second Amended and Restated Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At March 31, 2024, the Company was in compliance with all of these provisions.
Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that the sources of liquidity described above should be sufficient for us to fund our current obligations for the next 12 months.
See also Notes 11, 13, 14, 16, 18 and 19 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans, income taxes, tax receivable agreement obligations and regulatory requirements, respectively.

Senior Debt
The table below sets forth our corporate indebtedness as of March 31, 2024 and December 31, 2023. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		March 31, 2024			December 31, 2023
Senior Debt	Maturity	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2025 Senior Notes	2025	$164.3	$0.2	$164.1	$400.0	$0.5	$399.5
Lazard Group 2027 Senior Notes	2027	300.0	1.1	298.9	300.0	1.3	298.7
Lazard Group 2028 Senior Notes	2028	500.0	3.8	496.2	500.0	4.0	496.0
Lazard Group 2029 Senior Notes	2029	500.0	3.8	496.2	500.0	4.0	496.0
Lazard Group 2031 Senior Notes	2031	400.0	4.0	396.0	–	–	–
		$1,864.3	$12.9	$1,851.4	$1,700.0	$9.8	$1,690.2
In the first quarter of 2024, we issued $400 million of 6.0% senior notes due March 2031 to refinance the upcoming maturity of our 2025 Notes. We used part of the net proceeds to purchase in a tender offer $236 million of the 2025 Notes ($164 million remains outstanding). We invested the net proceeds in short-term U.S. Treasury securities which are included in cash and cash equivalents on the condensed consolidated statements of financial condition as of March 31, 2024.
The indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants (none of which relate to financial condition), events of default and other customary provisions. At March 31, 2024, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.
See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Stockholders’ Equity
At March 31, 2024, total stockholders’ equity was $449 million, as compared to $482 million at December 31, 2023, including $393 million and $424 million attributable to Lazard, Inc. on the respective dates. The net activity in stockholders’ equity during the three month period ended March 31, 2024 is reflected in the table below (in millions of dollars):

Stockholders’ Equity - January 1, 2024	$482
Increase (decrease) due to:
Net income (a)	38
Other comprehensive loss	(14)
Amortization of share-based incentive compensation	70
Purchase of common stock	(22)
Settlement of share-based incentive compensation (b)	(56)
Common stock dividends	(44)
Other - net	(5)
Stockholders’ Equity - March 31, 2024	$449
________________________________________

(a)Excludes net income associated with redeemable noncontrolling interests of $3 million in 2024.
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

Three Months Ended March 31:	Number of Shares Purchased	Average Price Per Share
2023	2,692,161	$36.75
2024	564,692	$38.97
As of March 31, 2024, a total of $178 million of share repurchase authorization remaining available under Lazard, Inc.’s share repurchase program will expire on December 31, 2024.
During the three month period ended March 31, 2024, Lazard, Inc. had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.
On April 24, 2024, the Board of Directors of Lazard declared a quarterly dividend of $0.50 per share on our common stock. The dividend is payable on May 17, 2024 to stockholders of record on May 6, 2024.
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
The allowance for credit losses involves judgment including the incorporation of historical loss experience and assessment of risk characteristics of our clients. The bad debt charge-off rate based on historical charge-off experience was an average annual rate estimated using the most recent two years of charge-off data. When assessing risk characteristics of individual clients, we considered the macroeconomic environment in the local market, our collection experience and recent communication with the client, as well as any potential future engagement with the client.
Compensation Liabilities
Annual discretionary compensation represents a significant portion of our annual compensation and benefits expense. We allocate the estimated amount of such annual discretionary compensation to interim periods in proportion to the amount of adjusted net revenue earned in such periods based on an estimated annual ratio of adjusted compensation and benefits expense to adjusted net revenue. See “Financial Statement Overview—Operating Expenses” for more information on our periodic compensation and benefits expense.
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
The amount of the TRA liability is an undiscounted amount based upon current tax laws and the structure of the Company and various assumptions regarding potential future operating profitability. The assumptions reflected in the estimate involve significant judgment, and if our structure or actual income are different than our assumptions, we could be required to accelerate payments under the TRA. As such, the actual amount and timing of payments under the TRA could differ materially from our estimates. See Note 18 of Notes to Condensed Consolidated Financial Statements for additional information regarding the TRA.

The Company currently expects that approximately $32 million of such obligation will be paid in the second quarter of 2024.
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
Consolidation
The condensed consolidated financial statements include entities in which Lazard has a controlling financial interest. Lazard determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity (“VOE”) or a variable interest entity (“VIE”) under U.S. GAAP.
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
Lazard’s involvement with various entities that are VOEs or VIEs primarily arises from LFI investments, seed and other investments in our Asset Management business. Lazard consolidates these entities when it has a controlling financial interest.
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
Seed investments held in entities in which the Company maintained a controlling financial interest were $109 million in eleven entities as of March 31, 2024, as compared to $114 million in eleven entities as of December 31, 2023. LFI investments held in entities in which the Company maintained a controlling financial interest were $105 million in nine entities as of March 31, 2024, as compared to $144 million in nine entities as of December 31, 2023.
As of March 31, 2024 and December 31, 2023, the Company did not consolidate any seed investment entities or LFI investment entities, with the exception of the consolidation of certain LFI funds (see Note 21 of Notes to Condensed Consolidated Financial Statements). As such, seed investments and substantially all of LFI investments included in “investments” on the condensed consolidated statements of financial condition represented the Company’s economic interest in the seed and LFI investments.

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
Data relating to investments is set forth below:

	March 31, 2024	December 31, 2023
	($ in thousands)
Seed investments by asset class:
Debt	$546	$4,285
Equity (a)	120,771	112,807
Fixed income	16,120	15,860
Alternative investments	34,337	33,073
Private equity	18,807	19,361
Total seed investments	190,581	185,386
Other investments owned:
Private equity	11,168	10,963
Fixed income and other	2,141	2,119
Total other investments owned	13,309	13,082
Subtotal	203,890	198,468
Private equity consolidated, not owned	17,382	16,494
LFI	399,343	487,002
Total investments	$620,615	$701,964
_______________________

(a)At March 31, 2024 and December 31, 2023, seed investments in directly owned equity securities were invested as follows:

	March 31, 2024	December 31, 2023
Percentage invested in:
Financials	14%	14%
Consumer	31	32
Industrial	15	15
Technology	21	20
Other	19	19
Total	100%	100%
The Company makes investments primarily to seed strategies in our Asset Management business or to reduce exposure arising from LFI and other similar deferred compensation arrangements. The Company manages its net economic exposure to market and other risks arising from seed investments and other investments owned. The Company does not hedge investments associated with LFI and other similar deferred compensation arrangements, or investments in funds owned entirely by the noncontrolling interest holders as there is no net economic exposure.
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
Risk sensitivities include the effects of economic hedging. For equity market price risk, investment portfolios and their corresponding hedges are beta-adjusted to the All-Country World equity index. Interest rate and credit spread risk and foreign exchange rate risk are hedged using relevant benchmark indices. Private equity risk is not hedged due to lack of proxy hedging instruments. Fair value and sensitivity measurements presented herein are based on various portfolio exposures at a particular point in time and may not be representative of future results. Risk exposures may change as a result of ongoing portfolio activities and changing market conditions, among other things.
Equity Market Price Risk—At March 31, 2024 and December 31, 2023, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $158 million and $150 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $1.5 million as of March 31, 2024 and a net increase of approximately $0.2 million as of December 31, 2023, in the carrying value of such investments, including the effect of the hedging transactions.
Interest Rate and Credit Spread Risk—At both March 31, 2024 and December 31, 2023, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $18 million. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would not result in a net change in the carrying value of such investments as of March 31, 2024 and December 31, 2023, respectively, including the effect of the hedging transactions.
Foreign Exchange Rate Risk—At March 31, 2024 and December 31, 2023, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities and, at December 31, 2023, private equity investments, was $72 million and $69 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a net decrease of approximately $2.9 million and $2.0 million in the carrying value of such investments as of March 31, 2024 and December 31, 2023, respectively, including the effect of the hedging transactions.
Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At both March 31, 2024 and December 31, 2023, the Company’s exposure to changes in fair value of such investments was approximately $30 million. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $3.0 million in the carrying value of such investments as of both March 31, 2024 and December 31, 2023, respectively.
For additional information regarding risks associated with our investments, see Item 1A, “Risk Factors—Other Business Risks—Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios” in our Form 10-K.
Risks Related to Receivables
We maintain an allowance for credit losses to provide coverage for expected losses from our receivables. At March 31, 2024, total receivables amounted to $750 million, net of an allowance for credit losses of $30 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 61% and 39% of total receivables, respectively. At December 31, 2023, total receivables amounted to $762 million, net of an allowance for credit losses of $29 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 74% and 26% of total receivables, respectively. See also “Critical Accounting Policies and

Estimates—Revenue Recognition” above and Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.
LFG and LFB offer wealth management and banking services to high net worth individuals and families. At March 31, 2024 and December 31, 2023, customers and other receivables included $82 million and $86 million, respectively, of such LFB loans which are fully collateralized and monitored for counterparty creditworthiness. Therefore, there was no allowance for credit losses required at those dates related to such receivables.
Credit Concentrations
The Company monitors its exposures to individual counterparties and diversifies where appropriate to reduce the exposure to concentrations of credit.
Risks Related to Derivatives
Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain investments that seed strategies in our Asset Management business. Derivative contracts are recorded at fair value. In entering into derivative agreements, the Company is subject to counterparty risk. Net derivative assets amounted to $3 million at both March 31, 2024 and December 31, 2023, respectively, and net derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements amounted to $4 million and $3 million at March 31, 2024 and December 31, 2023, respectively.
The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $282 million and $365 million at March 31, 2024 and December 31, 2023, respectively.
Risks Related to Cash and Cash Equivalents and Corporate Indebtedness
A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of March 31, 2024, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $9 million in the event interest rates were to increase by 1% and decrease by approximately $9 million if rates were to decrease by 1%.
As of March 31, 2024, the Company’s cash and cash equivalents totaled approximately $923 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, (iii) in short-term certificates of deposit from such banks and (iv) short-term U.S. Treasury securities. Cash and cash equivalents are continuously monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.
Operational Risk
Operational risk is inherent in all of our businesses and may, for example, manifest itself in the form of errors, breaches in the system of internal controls, employee misconduct, business interruptions, fraud, including fraud perpetrated by third parties, legal actions due to operating deficiencies, noncompliance or cyber attacks. The Company maintains a framework including policies and a system of internal controls designed to monitor and manage operational risk and provide management with timely and accurate information. Management within each of our operating subsidiaries is primarily responsible for its operational risk programs. The Company has in place business continuity and disaster recovery programs that manage its capabilities to provide services in the case of a disruption. We purchase insurance policies designed to help protect the Company against accidental loss and losses that may significantly affect our financial objectives, personnel, property or our ability to continue to meet our responsibilities to our various stakeholder groups. See Item 1A, “Risk Factors” in our Form 10-K for more information regarding operational risk in our business and Item 1C,

“Cybersecurity” in our Form 10-K for more information on the Company’s processes to identify, assess and manage cybersecurity risks.
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
Item 1A. Risk Factors
There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Repurchases of Equity Securities
The following table sets forth information regarding Lazard’s purchases of its common stock on a monthly basis during the first quarter of 2024. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2024
Share Repurchase Program (1)	–	$–	–	$200.1	million
Employee Transactions (2)	–	$–	–	–
February 1 – February 29, 2024
Share Repurchase Program (1)	–	$–	–	$200.1	million
Employee Transactions (2)	615,392	$38.55	–	–
March 1 – March 31, 2024
Share Repurchase Program (1)	564,692	$38.97	564,692	$178.1	million
Employee Transactions (2)	828,090	$38.53	–	–
Total
Share Repurchase Program (1)	564,692	$38.97	564,692	$178.1	million
Employee Transactions (2)	1,443,482	$38.54	–	–
_______________________
(1)The Board of Directors of Lazard authorized the repurchase of common stock as set forth in the table below.

Date	Repurchase Authorization	Expiration
	($ in thousands)
February 2022	$300,000	December 31, 2024
July 2022	$500,000	December 31, 2024

The Company’s purchases under the share repurchase program over time are used to offset most or all of the shares that have been or will be issued under the 2018 Plan. Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions. The rate at which the Company purchases shares in connection with the share repurchase program may vary from period to period due to a variety of factors. Amounts shown in this line item include repurchases of common stock and exclude the shares of common stock withheld by the Company to meet the minimum statutory tax withholding requirements as described below.
(2)Under the terms of the 2018 Plan, upon the settlement of RSUs, PRSUs, DSUs and delivery of restricted stock, shares of common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended March 31, 2024, the Company satisfied such obligations in lieu of issuing (i) 1,269,715 shares of common stock upon the settlement of 3,091,866 RSUs and PRSUs and (ii) 173,767 shares of common stock upon the delivery of 411,988 shares of restricted stock.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
During the three months ended March 31, 2024, the following executive officer and director adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

On March 1, 2024, Kenneth M. Jacobs, the Company’s Executive Chairman, adopted a trading plan for the sale of shares of the Company’s common stock, which is designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on May 30, 2025 or upon the sale of the maximum number of shares under the trading plan. The aggregate number of shares to be sold under the plan is 1,000,000 shares.

No other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

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

4.7
Tenth Supplemental Indenture, dated as of March 12, 2024, between Lazard Group LLC and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on March 12, 2024).

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

10.5*	Lazard, Inc. 2008 Incentive Compensation Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.6*	Lazard, Inc. 2018 Incentive Compensation Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 15, 2018).

10.7*
First Amendment to the Lazard, Inc. 2018 Incentive Compensation Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 16, 2021).

10.8*
Second Amendment to the Lazard, Inc. 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Post-Effective Amendment No. 1 to Registration Statements on Form S-8 (File Nos. 333-154977, 333-193845, 333-217597, 333-224552 and 333-269977) filed on February 2, 2024).

10.9*
First Amendment to the Lazard, Inc. 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Post-Effective Amendment No. 1 to Registration Statements on Form S-8 (File Nos. 333-154977, 333-193845, 333-217597, 333-224552 and 333-269977) filed on February 2, 2024).

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

10.25*	Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 7, 2024, by and among the Registrant, Lazard & Co., Services Limited and Alexandra Soto.

10.26*
Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.27*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on May 11, 2006).

10.28
Second Amended and Restated Credit Agreement, dated as of June 6, 2023, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on July 31, 2023).

10.29*
Form of Agreement for Performance-Based Profits Interest Participation Right Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on April 30, 2019).

10.30*
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

10.33*
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

10.35*
Form of Agreement evidencing grant of Stock Performance Profits Interest Participation Rights Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on August 25, 2023).

31.1	Rule 13a-14(a) Certification of Peter R. Orszag.

31.2	Rule 13a-14(a) Certification of Mary Ann Betsch.

32.1	Section 1350 Certification for Peter R. Orszag.

32.2	Section 1350 Certification for Mary Ann Betsch.

97.1	Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on February 23, 2024).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________________
*Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: April 26, 2024

LAZARD, INC.

By:	/s/ Mary Ann Betsch
Name:	Mary Ann Betsch
Title:	Chief Financial Officer

By:	/s/ Michael Gathy
Name:	Michael Gathy
Title:	Chief Accounting Officer