Form 10-Q
period 2024-09-30
Lazard, Inc.
filed 2024-11-01
CIK 1311370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If the Registrant is an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 25, 2024, there were 112,766,091 shares of the Registrant’s common stock outstanding (including 22,296,316 shares held by subsidiaries).

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
When we use the terms “Lazard”, “we”, “us”, “our” and “the Company”, we mean (i) Lazard, Inc. and its subsidiaries following the Conversion and (ii) Lazard Ltd and its subsidiaries prior to the Conversion. Lazard’s subsidiaries include Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard’s primary operating asset is its indirect ownership as of September 30, 2024 of all of the common membership interests in Lazard Group and its controlling interest in Lazard Group.
All references to common stock, or shares or per share amounts, prior to the Conversion refer to Class A common stock of Lazard Ltd. Unless otherwise noted, all references to common stock, or shares or per share amounts, following the Conversion refer to common stock of Lazard, Inc.
i

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)

Page
Condensed Consolidated Statements of Financial Condition as of September 30, 2024 and December 31, 2023	2

Condensed Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2024 and 2023	4

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three month and nine month periods ended September 30, 2024 and 2023	5

Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2024 and 2023	6

Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interests for the three month and nine month periods ended September 30, 2024 and 2023	8

Notes to Condensed Consolidated Financial Statements	12

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2024 AND DECEMBER 31, 2023
(UNAUDITED)
(dollars in thousands, except for per share data)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$1,165,718	$971,316
Deposits with banks and short-term investments	313,023	219,576
Restricted cash	34,998	34,091
Receivables (net of allowance for credit losses of $27,239 and $28,503 at September 30, 2024 and December 31, 2023, respectively):
Fees	529,322	560,552
Customers and other	152,705	201,767
	682,027	762,319
Investments	688,411	701,964
Property (net of accumulated amortization and depreciation of $332,911 and $414,547 at September 30, 2024 and December 31, 2023, respectively, including $72,921 of property held for sale at December 31, 2023)	158,440	232,516
Operating lease right-of-use assets	450,462	407,213
Goodwill and other intangible assets (net of accumulated amortization of $67,711 and $67,681 at September 30, 2024 and December 31, 2023, respectively)	394,575	394,928
Deferred tax assets	526,800	497,340
Other assets	405,550	414,518
Total Assets	$4,820,004	$4,635,781

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2024 AND DECEMBER 31, 2023
(UNAUDITED)
(dollars in thousands, except for per share data)

	September 30, 2024	December 31, 2023
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$346,834	$443,262
Accrued compensation and benefits	633,712	781,375
Operating lease liabilities	521,521	485,191
Tax receivable agreement obligation	84,137	115,087
Senior debt	1,852,843	1,690,200
Deferred tax liabilities	2,173	3,857
Other liabilities	614,329	546,947
Total Liabilities	4,055,549	4,065,919
Commitments and contingencies
Redeemable noncontrolling interests	84,467	87,675
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share; 15,000,000 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023	–	–
Common stock:
Par value $0.01 per share (500,000,000 shares authorized; 112,766,091 shares issued at September 30, 2024 and December 31, 2023, including shares held by subsidiaries)	1,128	1,128
Additional paid-in-capital	284,091	247,204
Retained earnings	1,437,698	1,402,636
Accumulated other comprehensive loss, net of tax	(271,844)	(289,950)
	1,451,073	1,361,018
Common stock held by subsidiaries, at cost (22,296,316 and 25,340,287 shares at September 30, 2024 and December 31, 2023, respectively)	(826,800)	(937,259)
Total Lazard Stockholders’ Equity	624,273	423,759
Noncontrolling interests	55,715	58,428
Total Stockholders’ Equity	679,988	482,187
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$4,820,004	$4,635,781

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2024 AND 2023
(UNAUDITED)
(dollars in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE
Investment banking and other advisory fees	$366,385	$265,314	$1,228,185	$892,826
Asset management fees	278,663	265,600	823,426	798,716
Interest income	15,005	11,543	39,330	35,096
Other	147,361	713	209,945	40,761
Total revenue	807,414	543,170	2,300,886	1,767,399
Interest expense	22,548	19,252	65,918	57,931
Net revenue	784,866	523,918	2,234,968	1,709,468
OPERATING EXPENSES
Compensation and benefits	465,405	364,605	1,468,789	1,386,803
Occupancy and equipment	34,249	33,108	99,137	97,681
Marketing and business development	21,782	20,754	70,874	72,098
Technology and information services	44,628	46,897	135,951	142,307
Professional services	19,541	20,451	63,155	66,179
Fund administration and outsourced services	27,996	27,884	81,250	83,428
Amortization and other acquisition-related costs	53	96	189	239
Benefit pursuant to tax receivable agreement	–	–	–	(40,435)
Other	10,025	14,980	36,235	53,022
Total operating expenses	623,679	528,775	1,955,580	1,861,322
OPERATING INCOME (LOSS)	161,187	(4,857)	279,388	(151,854)
Provision (benefit) for income taxes	45,052	(11,631)	70,976	(23,053)
NET INCOME (LOSS)	116,135	6,774	208,412	(128,801)
LESS - NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	8,197	(365)	14,810	10,245
NET INCOME (LOSS) ATTRIBUTABLE TO LAZARD	$107,938	$7,139	$193,602	$(139,046)
ATTRIBUTABLE TO LAZARD COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	93,627,476	89,425,900	92,591,435	88,582,468
Diluted	103,475,234	94,309,224	101,151,624	88,582,468
NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
Basic	$1.13	$0.07	$2.04	$(1.60)
Diluted	$1.02	$0.06	$1.88	$(1.60)

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2024 AND 2023
(UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET INCOME (LOSS)	$116,135	$6,774	$208,412	$(128,801)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments:
Currency translation adjustments before reclassification	41,627	(19,935)	20,793	(2,946)
Adjustment for items reclassified to earnings	–	2,129	–	2,157
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $(2,254) and $1,195 for the three months ended September 30, 2024 and 2023, respectively, and $(1,595) and $121 for the nine months ended September 30, 2024 and 2023, respectively)	(9,033)	5,054	(7,429)	(332)
Adjustment for items reclassified to earnings (net of tax expense of $545 and $374 for the three months ended September 30, 2024 and 2023, respectively, and $1,455 and $1,135 for the nine months ended September 30, 2024 and 2023, respectively)	1,888	1,580	4,775	3,916
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	34,482	(11,172)	18,139	2,795
COMPREHENSIVE INCOME (LOSS)	150,617	(4,398)	226,551	(126,006)
LESS - COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	8,230	(364)	14,843	10,245
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO LAZARD	$142,387	$(4,034)	$211,708	$(136,251)

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2024 AND 2023
(UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$208,412	$(128,801)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred expenses and share-based incentive compensation	377,066	353,698
Noncash lease expense	49,903	47,641
Depreciation and amortization of property	27,284	32,177
Currency translation adjustment reclassification	–	2,157
Amortization and other acquisition-related costs	189	239
Deferred tax benefit	(34,209)	(100,744)
Benefit pursuant to tax receivable agreement	–	(40,435)
Gain on sale of property	(114,271)	–
Impairment of equity method investments and other receivables	–	22,981
Impairment of assets associated with cost-saving initiatives	–	8,561
Loss on LGAC liquidation	–	17,929
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	85,812	18,470
Investments	66,402	(100,714)
Other assets	(87,375)	(25,157)
Accrued compensation and benefits and other liabilities	(199,239)	(284,936)
Net cash provided by (used in) operating activities	379,974	(176,934)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(30,625)	(19,505)
Proceeds from sale of property	194,283	–
Purchase of equity method investment	(17,488)	–
Purchase of debt securities	(98,350)	–
Proceeds from sales and maturities of debt securities	50,000	–
Other disposals of property	1,995	352
Acquisition of business, net of cash acquired	–	(10,516)
Net cash provided by (used in) investing activities	99,815	(29,669)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for) customer deposits, net	(42,610)	(466,658)
Proceeds from:
Issuance of senior debt, net of expenses	396,010	–
Contributions from noncontrolling interests	1,989	1,248
Payments for:
Extinguishment of senior debt	(233,073)	–
Distributions to noncontrolling interests	(3,976)	(5,068)
Tax receivable agreement	(30,950)	(32,208)
Distribution to redeemable noncontrolling interests in connection with LGAC redemption	–	(585,891)
Purchase of common stock	(43,928)	(102,051)
Common stock dividends	(133,823)	(129,367)
Settlement of share-based incentive compensation in satisfaction of tax withholding requirements	(64,189)	(53,924)
LFI Consolidated Funds redemptions	(39,074)	(36,816)
Other financing activities	(12,172)	(10,186)
Net cash used in financing activities	(205,796)	(1,420,921)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	14,763	(5,101)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	288,756	(1,632,625)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— January 1	1,224,983	2,639,400
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—September 30	$1,513,739	$1,006,775

See notes to condensed consolidated financial statements.

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$1,165,718	$971,316
Deposits with banks and short-term investments	313,023	219,576
Restricted cash	34,998	34,091
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$1,513,739	$1,224,983

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2024
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held By Subsidiaries		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - July 1, 2024	112,766,091	$1,128	$218,455	$1,382,703	$(306,293)	22,596,555	$(837,338)	$458,655	$55,535	$514,190	$80,931
Comprehensive income (loss):
Net income				107,938				107,938	2,620	110,558	5,577
Other comprehensive income - net of tax					34,449			34,449	33	34,482
Amortization of share-based incentive compensation			74,787					74,787	797	75,584
Dividend equivalents			7,633	(7,851)				(218)	(3,056)	(3,274)
Common stock dividends ($0.50 per share)				(45,092)				(45,092)		(45,092)
Purchase of common stock						67,500	(3,112)	(3,112)		(3,112)
Delivery of common stock in connection with share-based incentive compensation and related tax expense of $538			(16,784)			(367,739)	13,650	(3,134)	–	(3,134)
Distributions to noncontrolling interests, net								–	(214)	(214)
LFI Consolidated Funds											(2,041)
Balance - September 30, 2024	112,766,091	$1,128	$284,091	$1,437,698	$(271,844)	22,296,316	$(826,800)	$624,273	$55,715	$679,988	$84,467

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2024
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held By Subsidiaries		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - January 1, 2024	112,766,091	$1,128	$247,204	$1,402,636	$(289,950)	25,340,287	$(937,259)	$423,759	$58,428	$482,187	$87,675
Comprehensive income (loss):
Net income				193,602				193,602	6,155	199,757	8,655
Other comprehensive income - net of tax					18,106			18,106	33	18,139
Amortization of share-based incentive compensation			232,998					232,998	2,131	235,129
Dividend equivalents			23,896	(24,717)				(821)	(10,286)	(11,107)
Common stock dividends ($1.50 per share)				(133,823)				(133,823)		(133,823)
Purchase of common stock						1,123,413	(43,928)	(43,928)		(43,928)
Delivery of common stock in connection with share-based incentive compensation and related tax expense of $1,419			(221,242)			(4,167,528)	154,393	(66,849)	1,241	(65,608)
Business acquisitions and related equity transactions:
Common stock issuable			1,235					1,235	–	1,235	–
Distributions to noncontrolling interests, net								–	(1,987)	(1,987)
LFI Consolidated Funds											(11,863)
Other						144	(6)	(6)		(6)
Balance - September 30, 2024	112,766,091	$1,128	$284,091	$1,437,698	$(271,844)	22,296,316	$(826,800)	$624,273	$55,715	$679,988	$84,467

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2023
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held By Subsidiaries		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - July 1, 2023	112,766,091	$1,128	$167,622	$1,431,181	$(281,886)	25,896,701	$(958,067)	$359,978	$55,907	$415,885	$83,583
Comprehensive income (loss):
Net income (loss)				7,139				7,139	2,886	10,025	(3,251)
Other comprehensive income (loss) - net of tax					(11,173)			(11,173)	1	(11,172)
Amortization of share-based incentive compensation			57,058					57,058	1,304	58,362
Dividend equivalents			6,133	(6,370)				(237)	(1,916)	(2,153)
Common stock dividends ($0.50 per share)				(43,442)				(43,442)		(43,442)
Purchase of common stock						85,035	(2,954)	(2,954)		(2,954)
Delivery of common stock in connection with share-based incentive compensation and related tax benefit of $164			(28,196)			(624,796)	23,145	(5,051)	–	(5,051)
Contributions from noncontrolling interests, net								–	61	61
LFI Consolidated Funds											1,449
Balance - September 30, 2023	112,766,091	$1,128	$202,617	$1,388,508	$(293,059)	25,356,940	$(937,876)	$361,318	$58,243	$419,561	$81,781

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2023
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held By Subsidiaries		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - January 1, 2023	112,766,091	$1,128	$167,890	$1,676,713	$(295,854)	26,814,213	$(993,414)	$556,463	$118,936	$675,399	$583,471
Comprehensive income (loss):
Net income (loss)				(139,046)				(139,046)	4,696	(134,350)	5,549
Other comprehensive income - net of tax					2,795			2,795	–	2,795
Amortization of share-based incentive compensation			204,641					204,641	4,989	209,630
Dividend equivalents			19,094	(19,792)				(698)	(8,636)	(9,334)
Common stock dividends ($1.50 per share)				(129,367)				(129,367)		(129,367)
Purchase of common stock						2,782,662	(102,051)	(102,051)		(102,051)
Delivery of common stock in connection with share-based incentive compensation and related tax benefit of $254			(215,539)			(4,203,791)	156,205	(59,334)	5,664	(53,670)
Business acquisitions and related equity transactions:
Common stock issuable			1,775					1,775		1,775
Delivery of common stock			(1,533)			(41,384)	1,533	–		–
Distributions to noncontrolling interests, net									(3,820)	(3,820)
LFI Consolidated Funds									(74,164)	(74,164)	78,063
Change in redemption value of redeemable noncontrolling interests			(412)					(412)	(177)	(589)	589
LGAC Liquidation:
Distribution to redeemable noncontrolling interests											(585,891)
Reversal to net loss of amounts previously charged to additional paid-in-capital and noncontrolling interests			13,195					13,195	4,734	17,929
Reversal of deferred offering costs liability			14,087					14,087	6,038	20,125
Other			(581)			5,240	(149)	(730)	(17)	(747)
Balance - September 30, 2023	112,766,091	$1,128	$202,617	$1,388,508	$(293,059)	$25,356,940	$(937,876)	$361,318	$58,243	$419,561	$81,781

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
On January 1, 2024, Lazard completed its conversion (the “Conversion”) from an exempted company incorporated under the laws of Bermuda named Lazard Ltd to a U.S. C-Corporation named Lazard, Inc. Pursuant to the Conversion, each share of Lazard Ltd common stock was converted into one share of Lazard, Inc. common stock. References to “Lazard” or the “Company” refer to (i) Lazard, Inc. and its subsidiaries following the Conversion and (ii) Lazard Ltd and its subsidiaries prior to the Conversion. As the Conversion became effective on January 1, 2024, the accompanying financial statements and related notes as of December 31, 2023 and for the three month and nine month periods ended September 30, 2023 reflect Lazard as an exempted company incorporated under the laws of Bermuda named Lazard Ltd.
Lazard, Inc. indirectly held 100% of all outstanding common membership interests of Lazard Group LLC, a Delaware limited liability company (collectively referred to, together with its subsidiaries, as “Lazard Group”) as of September 30, 2024 and December 31, 2023. Lazard, Inc., through its control of the managing members of Lazard Group, controls Lazard Group, which is governed by an Amended and Restated Operating Agreement that is effective as of January 1, 2023 (the “Operating Agreement”).
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
The condensed consolidated results of operations for the three month and nine month periods ended September 30, 2024 are not indicative of the results to be expected for any future interim or annual period.
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
3.    REVENUE RECOGNITION
The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Revenue:
Financial Advisory (a)	$370,917	$266,048	$1,235,732	$896,099

Asset Management:
Management fees and other (b)	$288,814	$282,657	$857,246	$843,590
Incentive fees (c)	5,064	2,198	17,595	13,622
Total Asset Management	$293,878	$284,855	$874,841	$857,212
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
At September 30, 2024, the Company had deferred revenue of $137,040 included in “other liabilities” on the condensed consolidated statements of financial condition. During the three month and nine month periods ended September 30, 2024, the Company recognized $5,134 and $15,702 in revenue, respectively, that was included in the deferred revenue balance as of December 31, 2023 of $140,417.
4.    RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES
The Company’s receivables represent fee receivables, amounts due from customers and other receivables. Where applicable, receivables are stated net of an estimated allowance for credit losses determined in accordance with the current expected credit losses (“CECL”) model.
Of the Company’s fee receivables at September 30, 2024 and December 31, 2023, $116,333 and $113,929, respectively, represented financing receivables for our Private Capital Advisory fees.
At September 30, 2024 and December 31, 2023, customers and other receivables included $93,417 and $86,412, respectively, of customer loans provided by LFB to high net worth individuals and families, which are fully collateralized and monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of both September 30, 2024 and December 31, 2023.
The aggregate carrying amount of other fees and customers and other receivables was $472,277 and $561,978 at September 30, 2024 and December 31, 2023, respectively.
Activity in the allowance for credit losses for the three month and nine month periods ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning Balance	$29,686	$27,095	$28,503	$17,738
Provision for credit losses, net of reversals	(1,472)	2,268	3,451	13,287
Charge-offs	(1,375)	(8,345)	(4,858)	(10,232)
Foreign currency translation and other adjustments	400	63	143	288
Ending Balance	$27,239	$21,081	$27,239	$21,081
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
5.    INVESTMENTS
The Company’s investments consist of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Debt	$51,101	$4,285
Equity	57,798	54,717
Funds:
Alternative investments (a)	59,558	61,680
Debt (a)	150,924	191,325
Equity (a)	304,736	343,139
Private equity	46,357	46,818
Total funds	561,575	642,962
Investments, at fair value	670,474	701,964
Equity method investments	17,937	–
Total investments	$688,411	$701,964
___________________________________

(a)Interests in alternative investment funds, debt funds and equity funds include investments, including those held by LFI Consolidated Funds (see Note 21), with fair values of $23,829, $133,925 and $237,687, respectively, at September 30, 2024 and $27,454, $175,449 and $284,099, respectively, at December 31, 2023, held in order to satisfy the Company’s obligation upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 7 and 13).

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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
Equity method investments include an interest in a venture capital asset management entity accounted for under the equity method of accounting. The carrying amount includes amounts related to intangible assets, which are amortized, and goodwill.
During the three month and nine month periods ended September 30, 2024 and 2023, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to equity securities and trading debt securities still held as of the reporting date as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net unrealized investment gains (losses)	$23,050	$(23,879)	$23,803	$14,551
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
The following tables present, as of September 30, 2024 and December 31, 2023, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	September 30, 2024
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Cash and cash equivalents (a)	$120,453	$–	$–	$–	$120,453
Deposits with banks and short-term investments (a)	24,631	–	–	–	24,631
Investments:
Debt (a)	49,673	1,428	–	–	51,101
Equity	57,148	–	650	–	57,798
Funds:
Alternative investments	11,078	–	–	48,480	59,558
Debt	135,629	15,292	–	3	150,924
Equity	304,487	196	–	53	304,736
Private equity	–	–	276	46,081	46,357
Derivatives	–	2,359	–	–	2,359
Total	$703,099	$19,275	$926	$94,617	$817,917
Liabilities:
Securities sold, not yet purchased	$5,041	$–	$–	$–	$5,041
Contingent consideration liability	–	–	4,442	–	4,442
Derivatives	–	293,023	–	–	293,023
Total	$5,041	$293,023	$4,442	$–	$302,506
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
The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month and nine month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$611	$9	$–	$–	$30	$650
Private equity funds	264	–	–	–	12	276
Total Level 3 assets	$875	$9	$–	$–	$42	$926

Liabilities:
Contingent consideration liability	$4,389	$53	$–	$–	$–	$4,442
Total Level 3 liabilities	$4,389	$53	$–	$–	$–	$4,442

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)

	Nine Months Ended September 30, 2024
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$493	$46	$109	$–	$2	$650
Private equity funds	273	–	–	–	3	276
Total Level 3 assets	$766	$46	$109	$–	$5	$926

Liabilities:
Contingent consideration liability (b)	$6,583	$159	$–	$(2,300)	$–	$4,442
Total Level 3 liabilities	$6,583	$159	$–	$(2,300)	$–	$4,442

	Three Months Ended September 30, 2023
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Issuances	Sales/ Settlements/	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$642	$(95)	$–	$–	$(7)	$540
Private equity funds	268	–	–	–	(7)	261
Total Level 3 assets	$910	$(95)	$–	$–	$(14)	$801

Liabilities:
Contingent consideration liability	$6,422	$81	$–	$–	$–	$6,503
Total Level 3 liabilities	$6,422	$81	$–	$–	$–	$6,503

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)

	Nine Months Ended September 30, 2023
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/Acquisitions/ Issuances	Sales/ Settlements/ Transfers (c)	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$646	$(81)	$–	$–	$(25)	$540
Private equity funds	18,772	–	–	(18,508)	(3)	261
Total Level 3 assets	$19,418	$(81)	$–	$(18,508)	$(28)	$801

Liabilities:
Contingent consideration liability (b)	$–	$194	$7,754	$(1,445)	$–	$6,503
Total Level 3 liabilities	$–	$194	$7,754	$(1,445)	$–	$6,503
__________________________________

(a)Earnings recorded in “other revenue” for investments in Level 3 assets for the three month and nine month periods ended September 30, 2024 and 2023 include net unrealized gains (losses) of $9, $46, $(76) and $(62), respectively. Unrealized losses of $53, $159, $81 and $194 were recorded in “amortization and other acquisition-related costs” for the contingent consideration liability for the three month and nine month periods ended September 30, 2024 and 2023, respectively.
(b)For the nine month period ended September 30, 2023, acquisitions represent the initial recognition of the contingent consideration liability (noncash transaction). Settlements for the nine month periods ended September 30, 2024 and 2023 represent aggregate cash and noncash settlement of contingent consideration after the acquisition date.
(c)Transfers out of Level 3 private equity funds in the nine month period ended September 30, 2023 reflect investments valued at NAV as of September 30, 2023 that were previously valued based on the acquisition price.
The following tables present, at September 30, 2024 and December 31, 2023, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	September 30, 2024
						Investments Redeemable
	NAV	Unfunded Commitments		% of NAV Not Redeemable		Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$47,780	$–		NA		(a)	30-60 days
Other	700	–		NA		(b)	<30-30 days
Debt funds	3	–		NA		(c)	<30 days
Equity funds	53	–		NA		(d)	<30-30 days
Private equity funds:
Equity growth	46,081	5,448	(e)	100%	(f)	NA	NA
Total	$94,617	$5,448
___________________________________

(a)monthly (74%) and quarterly (26%)
(b)daily (4%) and monthly (96%)
(c)daily (100%)
(d)monthly (100%)

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
(e)Unfunded commitments to private equity investments consolidated but not owned by Lazard of $8,800 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.
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
7.    DERIVATIVES
The tables below present the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 13) on the accompanying condensed consolidated statements of financial condition as of September 30, 2024 and December 31, 2023. Notional amounts provide an indication of the volume of the Company's derivative activity.
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

	September 30, 2024
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$2,526	$185,354	$4,499	$360,223
Total return swaps and other	103	1,042	20,920	130,344
LFI and other similar deferred compensation arrangements	–	–	284,968	254,637
Total gross derivatives	2,629	$186,396	310,387	$745,204
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(173)		(172)
Total return swaps and other	(97)		(17,192)
Net derivatives in "other assets" and "other liabilities"	2,359		293,023
Amounts not netted on the statement of financial condition (a):
Cash collateral	(649)		(2,126)
Securities collateral	–		–
	$1,710		$290,897

	December 31, 2023
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$3,400	$283,635	$1,847	$170,704
Total return swaps and other	133	4,478	12,290	117,139
LFI and other similar deferred compensation arrangements	–	–	365,420	352,891
Total gross derivatives	3,533	$288,113	379,557	$640,734
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(604)		(603)
Total return swaps and other	(140)		(10,281)
Net derivatives in "other assets" and "other liabilities"	2,789		368,673
Amounts not netted on the statement of financial condition (a):
Cash collateral	–		(243)
Securities collateral	–		–
	$2,789		$368,430
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
Net gains (losses) with respect to derivative instruments (included in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Forward foreign currency exchange rate contracts	$(5,860)	$(984)	$(2,635)	$(1,684)
LFI and other similar deferred compensation arrangements	(16,732)	10,598	(24,904)	(15,530)
LGAC Warrants	–	–	–	115
Total return swaps and other	(8,143)	6,523	(14,086)	(4,907)
Total	$(30,735)	$16,137	$(41,625)	$(22,006)
8.    PROPERTY, NET
At September 30, 2024 and December 31, 2023, property consisted of the following:

	Estimated Depreciable Life in Years	September 30, 2024	December 31, 2023
Buildings (a)	33	$12,345	$170,830
Leasehold improvements (a)	3-20	217,339	233,732
Furniture and equipment	3-10	168,063	162,075
Computer software	3-5	68,157	68,638
Construction in progress		25,447	11,788
Total		491,351	647,063
Less - Accumulated depreciation and amortization (a)		332,911	414,547
Property, net		$158,440	$232,516
________________________
(a)On July 22, 2024, the Company completed the sale of an owned office building, including rights to the operating lease income, for gross proceeds of $194,283. The carrying amount of the property at the time of sale was $72,594. The asset was previously classified as property held for sale. In addition, a $6,550 receivable (included in “other assets”) related to operating lease income on the owned office building was classified as held for sale as of December 31, 2023. The sale resulted in a gain of $114,271, which has been recognized in “revenue-other” on the condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2024 and is reported in the Corporate segment.

Effective June 30, 2024, in the table above, computer software is being reported separately for September 30, 2024 and December 31, 2023. Computer software was previously included as a component of furniture and equipment. Prior year information has been recast to reflect the updated presentation.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
9.    GOODWILL AND OTHER INTANGIBLE ASSETS
The components of goodwill and other intangible assets at September 30, 2024 and December 31, 2023 are presented below:

	September 30, 2024	December 31, 2023
Goodwill	$394,575	$394,898
Other intangible assets (net of accumulated amortization)	–	30
	$394,575	$394,928
Changes in the carrying amount of goodwill for the nine month periods ended September 30, 2024 and 2023 are as follows:

	Nine Months Ended September 30,
	2024				2023
	Financial Advisory	Asset Management	Total	Financial Advisory	Asset Management	Total
Balance, January 1	$313,628	$81,270	$394,898	$312,699	$64,541	$377,240
Acquisition of business	–	–	–	–	16,729	16,729
Foreign currency translation adjustments	(323)	–	(323)	80	–	80
Balance, September 30	$313,305	$81,270	$394,575	$312,779	$81,270	$394,049

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
10.    SENIOR DEBT
Senior debt is comprised of the following as of September 30, 2024 and December 31, 2023:

					Outstanding as of
					September 30, 2024			December 31, 2023
	Initial Principal Amount	Maturity Date	Annual Interest Rate	Effective Interest Rate	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2025 Senior Notes (a)	$400,000	2/13/25	3.75%	3.77%	$164,347	$72	$164,275	$400,000	$531	$399,469
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	3.76%	300,000	943	299,057	300,000	1,235	298,765
Lazard Group 2028 Senior Notes	500,000	9/19/28	4.50%	4.67%	500,000	3,373	496,627	500,000	4,012	495,988
Lazard Group 2029 Senior Notes	500,000	3/11/29	4.375%	4.53%	500,000	3,442	496,558	500,000	4,022	495,978
Lazard Group 2031 Senior Notes (a)	400,000	3/15/31	6.00%	6.14%	400,000	3,674	396,326	–	–	–
Total					$1,864,347	$11,504	$1,852,843	$1,700,000	$9,800	$1,690,200
__________________________

(a)In March 2024, Lazard Group completed an offering of $400,000 aggregate principal amount of 6.00% senior notes due in 2031. Interest on the 2031 Notes is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2024. Lazard Group used a portion of the net proceeds from the 2031 Notes to purchase in a tender offer $235,653 aggregate principal amount of the 2025 Notes. On October 30, 2024, the Company announced that it will redeem all of the issued and outstanding 2025 Notes on December 12, 2024.
The Company’s senior debt is unsecured and is carried at its principal amount outstanding, net of unamortized debt costs. At September 30, 2024 and December 31, 2023, the fair value of such senior debt was approximately $1,876,000 and $1,652,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.
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
As of September 30, 2024, the Company had approximately $209,500 in unused lines of credit available to it, including the credit facility provided under the Second Amended and Restated Credit Agreement.
The Second Amended and Restated Credit Agreement, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
11.    COMMITMENTS AND CONTINGENCIES
Leases
In June 2024, the Company commenced a non-cancelable office lease with a lease term of approximately 15 years. Such lease increased operating lease right-of-use assets and operating lease liabilities on the condensed consolidated statements of financial condition by $76,539 and $71,977, respectively, as of June 30, 2024, the initial recognition being a noncash transaction.
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
12.    STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Share Repurchase Program—The Board of Directors of Lazard authorized the repurchase of Lazard, Inc. common stock (“common stock”) as set forth in the table below as of September 30, 2024:

Date	Repurchase Authorization	Expiration
February 2022	$300,000	December 31, 2024
July 2022	$500,000	December 31, 2024
July 2024	$200,000	December 31, 2026
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

Nine Months Ended September 30:	Number of Shares Purchased	Average Price Per Share
2023	2,782,662	$36.67
2024	1,123,413	$39.10
During the nine month periods ended September 30, 2024 and 2023, certain of our executive officers received common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
past practice, the Company purchased shares of common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the nine month periods ended September 30, 2024 and 2023, the Company purchased shares of common stock from certain of our executive officers. The aggregate value of all such purchases during the nine month periods ended September 30, 2024 and 2023 was approximately $14,300 and $11,100, respectively. Such shares of common stock are reported at cost, and are included in “common stock held by subsidiaries” on the accompanying condensed consolidated statements of financial condition.
As of September 30, 2024, a total of $356,166 of share repurchase authorization remained available under Lazard, Inc.’s share repurchase program, of which $156,166 will expire on December 31, 2024 and $200,000 will expire on December 31, 2026.
During the nine month period ended September 30, 2024, Lazard, Inc. had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.
Accumulated Other Comprehensive Income (Loss) (“AOCI”), Net of Tax—The tables below reflect the balances of each component of AOCI at September 30, 2024 and 2023 and activity during the three month and nine month periods then ended:

	Three Months Ended September 30, 2024
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard, Inc. AOCI
Balance - July 1, 2024	$(144,825)	$(161,467)	$(306,292)	$1	$(306,293)
Activity:
Other comprehensive income (loss) before reclassifications	41,627	(9,033)	32,594	33	32,561
Adjustments for items reclassified to earnings, net of tax	–	1,888	1,888	–	1,888
Net other comprehensive income (loss)	41,627	(7,145)	34,482	33	34,449
Balance, September 30, 2024	$(103,198)	$(168,612)	$(271,810)	$34	$(271,844)

	Nine Months Ended September 30, 2024
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard, Inc. AOCI
Balance - January 1, 2024	$(123,991)	$(165,958)	$(289,949)	$1	$(289,950)
Activity:
Other comprehensive income (loss) before reclassifications	20,793	(7,429)	13,364	33	13,331
Adjustments for items reclassified to earnings, net of tax	–	4,775	4,775	–	4,775
Net other comprehensive income (loss)	20,793	(2,654)	18,139	33	18,106
Balance, September 30, 2024	$(103,198)	$(168,612)	$(271,810)	$34	$(271,844)

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)

	Three Months Ended September 30, 2023
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard, Inc. AOCI
Balance - July 1, 2023	$(139,907)	$(141,980)	$(281,887)	$(1)	$(281,886)
Activity:
Other comprehensive income (loss) before reclassifications	(19,935)	5,054	(14,881)	1	(14,882)
Adjustments for items reclassified to earnings, net of tax	2,129	1,580	3,709	–	3,709
Net other comprehensive income (loss)	(17,806)	6,634	(11,172)	1	(11,173)
Balance, September 30, 2023	$(157,713)	$(135,346)	$(293,059)	$–	$(293,059)

	Nine Months Ended September 30, 2023
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard, Inc. AOCI
Balance - January 1, 2023	$(156,924)	$(138,930)	$(295,854)	$–	$(295,854)
Activity:
Other comprehensive loss before reclassifications	(2,946)	(332)	(3,278)	–	(3,278)
Adjustments for items reclassified to earnings, net of tax	2,157	3,916	6,073	–	6,073
Net other comprehensive income (loss)	(789)	3,584	2,795	–	2,795
Balance, September 30, 2023	$(157,713)	$(135,346)	$(293,059)	$–	$(293,059)
The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month and nine month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Currency translation losses (a)	$–	$2,129	$–	$2,157
Employee benefit plans:
Amortization relating to employee benefit plans (b)	2,433	1,954	6,230	5,051
Less - related income taxes	545	374	1,455	1,135
	1,888	1,580	4,775	3,916
Total reclassifications, net of tax	$1,888	$3,709	$4,775	$6,073
__________________________

(a)Represents currency translation losses reclassified from AOCI associated with closing of certain of our offices. Such amounts are included in “revenue–other” on the condensed consolidated statements of operations.
(b)Included in the computation of net periodic benefit cost (see Note 14). Such amounts are included in “operating expenses–other” on the condensed consolidated statements of operations.

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
Dividends Declared, October 30, 2024—On October 30, 2024, the Board of Directors of Lazard declared a quarterly dividend of $0.50 per share on our common stock. The dividend is payable on November 15, 2024, to stockholders of record on November 8, 2024.
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
Expense
The following reflects the expense with respect to share-based incentive plans, which is primarily recorded within “compensation and benefits” expense in the Company’s accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Share-based incentive awards:
RSUs	$57,611	$46,978	$186,150	$159,633
PRSUs	318	569	1,037	1,920
PIPRs	17,655	10,815	47,942	48,077
Total	$75,584	$58,362	$235,129	$209,630
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
RSUs generally include a dividend participation right during the applicable vesting period, which is payable in additional units. During the nine month period ended September 30, 2024, dividend participation rights required the issuance of an aggregate 608,673 units of RSUs and the associated aggregate charge to “retained earnings” (with a corresponding credit to “additional paid-in-capital”) was $23,896.
In connection with RSUs and PRSUs that settled during the nine month period ended September 30, 2024, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,619,201 and 29,690 shares, respectively, of common stock during such nine month period. Accordingly, 2,537,447 and 33,479 shares, respectively, of common stock held by the Company were delivered during the nine month period ended September 30, 2024.
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
The following is a summary of activity relating to RSUs and PRSUs during the nine month period ended September 30, 2024:

	RSUs		PRSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2024	12,633,027	$36.16	125,465	$41.07
Granted (including 608,673 RSUs relating to dividend participation)	8,921,474	$38.75	–	$–
Forfeited	(882,108)	$36.66	–	$–
Settled	(4,156,648)	$38.54	(63,169)	$46.63
Balance, September 30, 2024	16,515,745	$36.93	62,296	$35.44
The weighted-average grant date fair value of RSUs granted in the nine month period ended September 30, 2023 was $36.56.
As of September 30, 2024, the total estimated unrecognized compensation expense related to RSUs and PRSUs was $245,018 and $73, respectively. The Company expects to expense such amounts over weighted-average periods of approximately 1.8 and 0.1 years, respectively, subsequent to September 30, 2024.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
PIPRs
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

Each Tranche, as described below, is subject to the executive’s continued employment through the applicable anniversary of the date of grant and requires that the applicable common stock price milestone is sustained for any 30 consecutive day period prior to the anniversary of the date of grant of the applicable Tranche (the “Expiration Date”).

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
SP-PIPRs vest:

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
The following is a summary of activity relating to all PIPRs during the nine month period ended September 30, 2024:

	Ordinary PIPRs (a)		P-PIPRs		SP-PIPRs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2024	2,640,769	$36.19	1,958,829	$41.12	2,250,000	$15.06
Granted	1,368,964	$38.26	–	$–	–	$–
Forfeited	(61,878)	$35.85	–	$–	–	$–
Settled	(601,433)	$43.23	(995,169)	$46.63	–	$–
Balance, September 30, 2024	3,346,422	$35.78	963,660	$35.44	2,250,000	$15.06
__________________________

(a)Includes PIPR awards with only service-based vesting conditions.

Fair values shown above represent the weighted average as of grant date. The weighted-average grant date fair value of ordinary PIPRs and SP-PIPRs granted in the nine month periods ended September 30, 2023 was $35.94 and $15.06, respectively.

Compensation expense recognized for ordinary PIPRs and P-PIPRs is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. Compensation expense recognized for SP-PIPRs is determined by multiplying the number of shares of common stock underlying such awards by the grant date fair value. As of September 30, 2024, the total estimated unrecognized compensation expense of all profits interest participation rights was $58,979 and the Company expects to expense such amount over a weighted-average period of approximately 3.0 years subsequent to September 30, 2024.
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the nine month period ended September 30, 2024:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2024	$115,972	$365,420
Granted	40,227	40,227
Settled	–	(142,519)
Amortization and the impact of forfeitures	(84,550)	(3,448)
Change in fair value of underlying investments	–	24,904
Other	(73)	384
Balance, September 30, 2024	$71,576	$284,968
The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.3 years subsequent to September 30, 2024.
The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization and the impact of forfeitures	$22,997	$41,368	$81,102	$133,454
Change in the fair value of underlying investments	16,732	(10,598)	24,904	15,530
Total	$39,729	$30,770	$106,006	$148,984
Cash Retention Awards
In the first nine months of 2024, the Company granted and paid approximately $94,000 of cash retention awards that are subject to repayment in full in connection with a termination of employment for cause or resignation without good reason on or prior to the three-year service period.
In connection with these awards, the Company recorded a prepaid compensation asset on the grant date based upon the amount paid. The prepaid compensation asset is amortized over the requisite service period beginning on the grant date and is charged to “compensation and benefits” expense in the condensed consolidated statements of operations.
Amortization expense for the nine months ended September 30, 2024 was approximately $47,000. The remaining prepaid compensation asset was approximately $44,000 as of September 30, 2024.
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
The following table summarizes the components of net periodic benefit cost related to the Company’s pension plans for the three month and nine month periods ended September 30, 2024 and 2023:

	Pension Plans
	Three Months Ended September 30,
	2024	2023
Components of Net Periodic Benefit Cost:
Service cost	$170	$74
Interest cost	5,345	5,322
Expected return on plan assets	(6,721)	(6,068)
Amortization of:
Prior service cost	138	28
Net actuarial loss	2,295	1,926
Settlement loss	–	791
Net periodic benefit cost	$1,227	$2,073

	Pension Plans
	Nine Months Ended September 30,
	2024	2023
Components of Net Periodic Benefit Cost:
Service cost	$498	$256
Interest cost	15,774	15,746
Expected return on plan assets	(19,797)	(17,916)
Amortization of:
Prior service cost	402	81
Net actuarial loss	5,828	4,970
Settlement loss	–	2,333
Net periodic benefit cost	$2,705	$5,470

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
15.    COST-SAVING INITIATIVES
The Company conducted firm-wide cost-saving initiatives over the course of 2023, which were completed during the first quarter of 2024.
Expenses and losses associated with the cost-saving initiatives for the nine month period ended September 30, 2024 and for the three month and nine month periods ended September 30, 2023 consisted of the following:

	Nine Months Ended September 30, 2024
	Financial Advisory	Asset Management	Corporate	Total
Severance and other employee termination expenses (included in "compensation and benefits" expense)	$32,773	$11,545	$2,292	$46,610
Other	708	14	1,397	2,119
Total	$33,481	$11,559	$3,689	$48,729

	Three Months Ended September 30, 2023
	Financial Advisory	Asset Management	Corporate	Total
Severance and other employee termination expenses (included in "compensation and benefits" expense)	$(21)	$4,190	$4,772	$8,941
Technology asset impairments (included in "technology and information services")	56	515	–	571
Foreign exchange related losses associated with closing of certain offices (included in "revenue other")	2,164	–	2,483	4,647
Other	1,478	28	42	1,548
Total	$3,677	$4,733	$7,297	$15,707

	Nine Months Ended September 30, 2023
	Financial Advisory	Asset Management	Corporate	Total
Severance and other employee termination expenses (included in "compensation and benefits" expense)	$90,022	$44,958	$31,309	$166,289
Technology asset impairments (included in "technology and information services")	144	7,812	–	7,956
Foreign exchange related losses associated with closing of certain offices (included in "revenue-other")	2,164	–	2,483	4,647
Other	2,000	308	1,952	4,260
Total	$94,330	$53,078	$35,744	$183,152

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
Activity related to the obligations pursuant to the cost-saving initiatives during the nine month period ended September 30, 2024 was as follows:

	Accrued Compensation and Benefits	Other	Total
Balance, January 1, 2024	$51,346	$952	$52,298
Total expenses	46,610	2,119	48,729
Less:
Noncash expenses (a)	9,249	3,018	12,267
Payments and settlements	79,797	53	79,850
Balance, September 30, 2024	$8,910	$–	$8,910
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
The Company recorded income tax provisions of $45,052 and $70,976 for the three month and nine month periods ended September 30, 2024, respectively, and income tax benefits of $11,631 and $23,053 for the three month and nine month periods ended September 30, 2023, respectively, representing effective tax rates of 28.0%, 25.4%, 239.5% and 15.2%, respectively. The difference between the U.S. federal statutory rate of 21.0% and the effective tax rates reflected above principally relates to (i) the tax impact of differences in the value of share based incentive compensation, changes in judgment relating to uncertain tax positions and other discrete items, (ii) foreign source income (loss) not subject to U.S. income taxes, (iii) taxes payable to foreign jurisdictions that are not offset against U.S. income taxes, (iv) change in the U.S. federal valuation allowance affecting the provision for income taxes and (v) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate.

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
The Company’s basic and diluted net income (loss) per share calculations using the “two-class” method for the three month and nine month periods ended September 30, 2024 and 2023 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to Lazard	$107,938	$7,139	$193,602	$(139,046)
Adjustment for earnings attributable to participating securities	(2,579)	(1,029)	(4,732)	(2,917)
Net income (loss) attributable to Lazard - basic	105,359	6,110	188,870	(141,963)
Adjustment for earnings attributable to participating securities	463	–	864	–
Net income (loss) attributable to Lazard - diluted	$105,822	$6,110	$189,734	$(141,963)
Weighted average number of shares of common stock outstanding	90,276,294	87,067,104	89,665,458	86,529,833
Weighted average number of shares of common stock issuable on a non-contingent basis	3,351,182	2,358,796	2,925,977	2,052,635
Weighted average number of shares of common stock outstanding - basic	93,627,476	89,425,900	92,591,435	88,582,468
Weighted average number of incremental shares of common stock issuable from share-based incentive compensation (a)	9,847,758	4,883,324	8,560,189	–
Weighted average number of shares of common stock outstanding - diluted	103,475,234	94,309,224	101,151,624	88,582,468
Net income (loss) attributable to Lazard per share of common stock:
Basic	$1.13	$0.07	$2.04	$(1.60)
Diluted	$1.02	$0.06	$1.88	$(1.60)
___________________________________

(a)The aggregate weighted average number of incremental shares of common stock issuable from PIPRs for the three month and nine month periods ended September 30, 2024 of 1,229,021 and 1,541,854, respectively, and from RSUs, PRSUs and PIPRs for the nine month period ended September 30, 2023 of 4,785,903, that could be potentially dilutive in future periods, have been excluded from the computation of diluted net income (loss) per share as the effect would be antidilutive in the respective periods.
18.    RELATED PARTIES
Sponsored Funds
The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Asset management fees relating to such services were $140,025 and $407,875 for the three month and nine month periods ended September 30, 2024, respectively, and $135,899 and $405,269 for the three month and nine month periods ended September 30, 2023, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $52,589 and $67,598 remained as receivables at September 30, 2024 and December 31, 2023, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.

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
Pursuant to the periodic revaluation of the TRA liability and the assumptions reflected in the estimate, the revaluation had the effect in the nine months ended September 30, 2023 of reducing the estimated liability under the TRA. As a result, the Company recorded a “benefit pursuant to tax receivable agreement” of $40,435 on the condensed consolidated statements of operations.
The cumulative liability relating to our obligations under the TRA as of September 30, 2024 and December 31, 2023 was $84,137 and $115,087, respectively, and is recorded in “tax receivable agreement obligation” on the condensed consolidated statements of financial condition.
Other
See Note 12 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.
19.    REGULATORY AUTHORITIES
LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $5, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At September 30, 2024, LFNY’s regulatory net capital was $126,504, which exceeded the minimum requirement by $119,918. LFNY’s aggregate indebtedness to net capital ratio was 0.78:1 as of September 30, 2024.
Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At September 30, 2024, the aggregate regulatory net capital of the U.K. Subsidiaries was $156,894, which exceeded the minimum requirement by $79,560.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management. The investment services activities exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At June 30, 2024, the consolidated regulatory net capital of CFLF was $160,273, which exceeded the minimum requirement set for regulatory capital levels by $68,870. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. LFB and certain other non-Financial Advisory subsidiaries of the Company in the European Union (referred to herein, on a combined basis, as the “combined European regulated group”) is subject to consolidated supervision based on an agreement with the ACPR and under such rules is required to comply with minimum requirements for regulatory net capital. At June 30, 2024, the regulatory net capital of the combined European regulated group was $182,588, which exceeded the minimum requirement set for regulatory capital levels by $83,794. Additionally, the combined European regulated group, together with our Financial Advisory entities in the European Union, is required to perform an annual risk assessment and provide certain other information on a periodic basis.
Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At September 30, 2024, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $108,953, which exceeded the minimum required capital by $84,860.
At September 30, 2024, each of these subsidiaries individually was in compliance with its regulatory capital requirements.
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
The Company’s segment information for the three month and nine month periods ended September 30, 2024 and 2023 is prepared using the following methodology:
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Financial Advisory	Net Revenue	$370,917	$266,048	$1,235,732	$896,099
	Operating Expenses	333,961	295,609	1,132,793	1,063,789
	Operating Income (Loss)	$36,956	$(29,561)	$102,939	$(167,690)
Asset Management	Net Revenue	$293,878	$284,855	$874,841	$857,212
	Operating Expenses	251,981	232,011	749,066	749,281
	Operating Income	$41,897	$52,844	$125,775	$107,931
Corporate	Net Revenue (Loss)	$120,071	$(26,985)	$124,395	$(43,843)
	Operating Expenses	37,737	1,155	73,721	48,252
	Operating Income (Loss)	$82,334	$(28,140)	$50,674	$(92,095)
Total	Net Revenue	$784,866	$523,918	$2,234,968	$1,709,468
	Operating Expenses	623,679	528,775	1,955,580	1,861,322
	Operating Income (Loss)	$161,187	$(4,857)	$279,388	$(151,854)

	As Of
	September 30, 2024	December 31, 2023
Total Assets
Financial Advisory	$1,169,828	$1,154,483
Asset Management	1,117,161	1,232,364
Corporate	2,533,015	2,248,934
Total	$4,820,004	$4,635,781

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
21.    CONSOLIDATED VIEs
LFI Consolidated Funds
The Company’s consolidated VIEs as of September 30, 2024 and December 31, 2023 include certain funds (“LFI Consolidated Funds”) that were established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement. Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds. The assets of LFI Consolidated Funds, except as it relates to $71,964 and $113,174 of LFI held by Lazard Group as of September 30, 2024 and December 31, 2023, respectively, can only be used to settle the obligations of LFI Consolidated Funds. The Company’s consolidated VIE assets and liabilities for LFI Consolidated Funds as reflected in the condensed consolidated statements of financial condition consist of the following at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$2,921	$4,627
Customers and other receivables	526	23,277
Investments	153,146	196,112
Other assets	493	683
Total assets	$157,086	$224,699

LIABILITIES
Deposits and other customer payables	$293	$23,498
Other liabilities	362	353
Total liabilities	$655	$23,851
Lazard Growth Acquisition Corp. I
In addition, the Company’s consolidated VIEs for the nine month period ended September 30, 2023 included Lazard Growth Acquisition Corp. I (“LGAC”), a former special purpose acquisition company. The Company held a controlling financial interest in LGAC through a subsidiary’s ownership of Class B founder shares of LGAC. As a result, both LGAC and the sponsor were consolidated in the Company’s financial statements.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Lazard’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”). All references to “2024,” “2023,” “third quarter,” “first nine months” or “the period” refer to, as the context requires, the three month and nine month periods ended September 30, 2024 and 2023.
Forward-Looking Statements and Certain Factors that May Affect Our Business
Management has included in Parts I and II of this Form 10-Q, including in its MD&A, statements that are forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target,” “goal,” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies, business plans and initiatives and anticipated trends in our business. These forward-looking statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in our Form 10-K under the caption “Risk Factors,” including the following:
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
As a result, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate or correct. Although we believe the statements reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, achievements or events. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this Form 10-Q to conform our prior statements to actual results or revised expectations and we do not intend to do so.
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
•competitive position;
•future acquisitions or other strategic transactions, including the consideration to be paid and the timing of consummation;
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
Our principal sources of revenue are derived from activities in the following business segments:
•Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding strategic and M&A advisory, capital markets advisory, shareholder advisory, restructuring and liability management, sovereign advisory, geopolitical advisory, and other strategic advisory matters and capital raising and placement, and
•Asset Management, which offers a broad range of global investment solutions and investment and wealth management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.
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
Our consolidated net revenue was derived from the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Financial Advisory	47%	51%	55%	53%
Asset Management	38	54	39	50
Corporate	15	(5)	6	(3)
Total	100%	100%	100%	100%
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

Despite geopolitical uncertainty, there are ongoing economic and market improvements relevant to our Financial Advisory and Asset Management businesses. As inflation continues to moderate, Central Banks have begun to lower interest rates. M&A activity continues to rebound, and financing conditions are favorable. The third quarter ended on a strong note for equity and bond markets with U.S. equity markets posting all-time closing highs.
Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.
•Financial Advisory—M&A announcements for deals greater than $500 million are up year-over-year with 2023 being at their lowest levels in a decade. We remained actively engaged with our clients. The global scale and breadth of our Financial Advisory business, with particular strength in both the U.S. and Europe, enables us to advise on a wide range of strategic and restructuring transactions across a variety of industries. Throughout 2024, we continue to see increased M&A activity occurring alongside greater restructuring and liability management activity based upon upcoming debt maturities. In addition, we continue to invest in our Financial Advisory business by selectively hiring talented senior professionals in an effort to enhance our capabilities and sector expertise in M&A, capital structure, restructuring, and public and private capital markets.
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
Overall, we continue to focus on the development of our business, including the generation of revenue growth, earnings growth and shareholder returns, the evaluation of potential growth opportunities, the investment in new technology to support the development of existing and new business opportunities, the evaluation of other strategic alternatives, the prudent management of our costs and expenses, the efficient use of our assets and the return of capital to our shareholders.

Certain industry-wide market data with respect to our Financial Advisory and Asset Management businesses is included below.
Financial Advisory
The following table sets forth global M&A and restructuring industry statistics for completed and announced M&A transactions and completed restructuring transactions.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Incr / (Decr)	2024	2023	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$627	$783	(20)%	$2,051	$2,126	(4)%
Number	7,210	8,242	(13)%	25,574	28,438	(10)%
Deals Greater than $500 million:
Value	$484	$618	(22)%	$1,566	$1,589	(1)%
Number	248	261	(5)%	759	726	5%
Announced M&A Transactions:
All deals:
Value	$888	$744	19%	$2,546	$2,113	20%
Number	8,510	8,521	–%	28,298	29,031	(3)%
Deals Greater than $500 million:
Value	$695	$558	25%	$1,959	$1,556	26%
Number	335	289	16%	903	776	16%
Completed Restructuring Transactions:
All deals:
Value	$53	$89	(40)%	$224	$259	(14)%
Number	39	92	(58)%	229	271	(15)%
____________________________________

Source: Dealogic as of October 2, 2024.
Another measure of global restructuring activity is the number of corporate defaults, which decreased during the first nine months of 2024 as compared to the first nine months of 2023. The number of defaulting issuers was 107 in the first nine months of 2024 according to Moody’s Investors Service, Inc., as compared to 127 in the first nine months of 2023.
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
Asset Management
The percentage change in major equity market indices at September 30, 2024, as compared to such indices at June 30, 2024, December 31, 2023 and at September 30, 2023, is shown in the table below:

	Percentage Changes September 30, 2024 vs.
	June 30, 2024	December 31, 2023	September 30, 2023
MSCI World Index	6%	19%	32%
Euro Stoxx	2%	14%	24%
MSCI Emerging Market	9%	17%	26%
S&P 500	6%	22%	36%
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
Financial Statement Overview
Net Revenue
The majority of Lazard’s Financial Advisory net revenue historically has been earned from advice and other services provided in M&A transactions. The amount of the fee earned can vary depending upon the type, size and complexity of the transaction Lazard is advising on. M&A fees can be earned as a retainer, working fee, announcement fee, milestone fee, opinion fee or transaction completion fee. Most fees are paid upon completion of a transaction, the timing of which can be impacted by delays due to securing financing, board approvals, regulatory approvals, shareholder votes, changing market conditions or other factors.
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
Lazard’s Asset Management segment principally includes LAM, LFG, Lazard Frères Banque SA (“LFB”) and the Edgewater Funds (“Edgewater”). Asset Management net revenue is derived from fees for investment management and advisory services provided to clients. As noted above, the main driver of Asset Management net revenue is the level and product mix of AUM, which is generally influenced by the performance of the global equity markets and, to a lesser extent, fixed income markets as well as Lazard’s investment performance, which impacts its ability to successfully attract and retain assets. As a result, fluctuations (including timing thereof) in financial markets and client asset inflows and outflows for any reason have a direct effect on Asset Management net revenue and operating income. Asset Management fees are generally based on the level of AUM measured daily, monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations, currency fluctuations, changes in product mix, or net client asset flows will result in a corresponding increase or decrease in management fees. Our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In addition, as Lazard’s AUM includes significant amounts of assets that are denominated in currencies other than U.S. Dollars, changes in the value of the U.S. Dollar relative to foreign currencies will impact the value of Lazard’s AUM and the overall amount of management fees generated by the AUM. Fees vary with the type of assets managed and the vehicle in which they are managed, with higher fees earned on equity assets and alternative investment funds, such as hedge funds and private equity funds, and lower fees earned on fixed income and cash management products.

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
Corporate segment total assets represented 53% of Lazard’s consolidated total assets as of September 30, 2024, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds and deferred tax assets.
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
Compensation and benefits expense is the largest component of our operating expenses. We seek to maintain discipline with respect to compensation, including the rate at which we award deferred compensation. We focus on a ratio of adjusted compensation and benefits expense to adjusted net revenue to manage costs, balancing a view of current conditions in the market for talent alongside our objective to drive long-term shareholder value. Our goal remains to deliver a ratio of adjusted compensation and benefits expense to adjusted net revenue over the cycle in the mid-to high-50s percentage range, while targeting a consistent deferral policy. While we have implemented policies and initiatives that we believe will assist us in delivering ratios within this range, there can be no guarantee that we will be able to deliver or maintain such ratios, or that our policies or initiatives will not change, in the future. Our practice is to pay our employees competitively to foster retention and motivate performance and, in doing so, we look to the market for talent and other factors, which are typically correlated with industry revenues, but may vary year by year. At the same time, the amount of compensation we award in a particular year is, in part, deferred and amortized over the successive years. Increased competition for professionals, changes in the macroeconomic environment or the financial markets generally, lower adjusted net revenue resulting from, for example, a decrease in M&A activity, our share of the M&A market or our AUM levels, changes in the mix of revenues from our businesses, investments in our businesses or various other factors could prevent us from achieving this goal.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)
Net Revenue	$784,866	$523,918	$2,234,968	$1,709,468
Operating Expenses:
Compensation and benefits	465,405	364,605	1,468,789	1,386,803
Non-compensation	158,274	164,170	486,791	514,954
Benefit pursuant to tax receivable agreement	–	–	–	(40,435)
Total operating expenses	623,679	528,775	1,955,580	1,861,322
Operating Income (Loss)	161,187	(4,857)	279,388	(151,854)
Provision (benefit) for income taxes	45,052	(11,631)	70,976	(23,053)
Net Income (Loss)	116,135	6,774	208,412	(128,801)
Less - Net Income (Loss) Attributable to Noncontrolling Interests	8,197	(365)	14,810	10,245
Net Income (Loss) Attributable to Lazard	$107,938	$7,139	$193,602	$(139,046)
Operating Income (Loss), as a % of net revenue	20.5%	(0.9)%	12.5%	(8.9)%
The tables below describe the components of adjusted net revenue, adjusted compensation and benefits expense, adjusted non-compensation expense, adjusted operating income and related key ratios, which are non-GAAP measures used by the Company to manage its business. We believe such non-GAAP measures in conjunction with U.S. GAAP measures provide a meaningful and useful basis for comparison between present, historical and future periods, as described above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)
Adjusted Net Revenue:
Net revenue	$784,866	$523,918	$2,234,968	$1,709,468
Adjustments:
Revenue related to noncontrolling interests (a)	(11,113)	(2,895)	(23,136)	(19,955)
(Gains) losses related to Lazard Fund Interests ("LFI") and other similar arrangements (b)	(16,732)	10,598	(24,904)	(15,530)
Distribution fees, reimbursable deal costs, provision for credit losses and other (c)	(19,310)	(23,880)	(61,847)	(76,899)
Interest expense (d)	22,474	19,229	65,724	57,801
Asset impairment charges	–	–	–	19,129
Losses associated with cost-saving initiatives (e)	–	4,647	587	4,647
Gain on sale of property (f)	(114,271)	–	(114,271)	–
Adjusted net revenue (g)	$645,914	$531,617	$2,077,121	$1,678,661
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
(f)Represents gain on sale of an owned office building.
(g)Adjusted net revenue is a non-GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$465,405	$364,605	$1,468,789	$1,386,803
Adjustments:
Compensation and benefits expense related to noncontrolling interests (a)	(2,249)	(2,636)	(6,254)	(7,497)
(Charges) credits pertaining to LFI and other similar arrangements (b)	(16,732)	10,598	(24,904)	(15,530)
Expenses associated with cost-saving initiatives	–	(8,941)	(46,610)	(166,289)
Expenses associated with sale of property (c)	(20,121)	–	(20,121)	–
Expenses associated with senior management transition (d)	–	–	–	(10,674)
Adjusted compensation and benefits expense (e)	$426,303	$363,626	$1,370,900	$1,186,813
Adjusted compensation and benefits expense, as a % of adjusted net revenue	66.0%	68.4%	66.0%	70.7%
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
(c)Represents statutory profit sharing expenses associated with sale of an owned office building.
(d)Represents expenses associated with senior management transition reflecting the departure of certain executive officers.
(e)Adjusted compensation and benefits expense is a non-GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$158,274	$164,170	$486,791	$514,954
Adjustments:
Non-compensation expense related to noncontrolling interests (a)	(672)	(625)	(2,079)	(2,215)
Distribution fees, reimbursable deal costs, provision for credit losses and other (b)	(19,310)	(23,880)	(61,847)	(76,899)
Amortization and other acquisition-related costs	(53)	(96)	(189)	(239)
Expenses associated with cost-saving initiatives	–	(2,119)	(1,532)	(12,216)
Adjusted non-compensation expense (c)	$138,239	$137,450	$421,144	$423,385
Adjusted non-compensation expense, as a % of adjusted net revenue	21.4%	25.9%	20.3%	25.2%
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
(c)Adjusted non-compensation expense is a non-GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)
Adjusted Operating Income:
Operating income (loss)	$161,187	$(4,857)	$279,388	$(151,854)
Deduct:
Operating income (loss) related to noncontrolling interests	(8,192)	366	(14,803)	(10,243)
Interest expense	22,474	19,229	65,724	57,801
Amortization and other acquisition-related costs	53	96	189	239
Asset impairment charges	–	–	–	19,129
Losses associated with cost-saving initiatives	–	4,647	587	4,647
Expenses associated with cost-saving initiatives	–	11,060	48,142	178,505
Gain on sale of property	(114,271)	–	(114,271)	–
Expenses associated with sale of property	20,121	–	20,121	–
Expenses associated with senior management transition	–	–	–	10,674
Benefit pursuant to tax receivable agreement obligation ("TRA") (a)	–	–	–	(40,435)
Adjusted operating income (b)	$81,372	$30,541	$285,077	$68,463
Adjusted operating income, as a % of adjusted net revenue	12.6%	5.7%	13.7%	4.1%
____________________________________
(a)Pursuant to the periodic revaluation of the TRA liability and the assumptions reflected in the estimate, the revaluation had the effect of reducing the estimated liability under the TRA.
(b)Adjusted operating income is a non-GAAP measure.

Headcount information is set forth below:

	As of
	September 30, 2024	December 31, 2023	September 30, 2023
Headcount:
Managing Directors:
Financial Advisory	193	210	215
Asset Management	123	114	117
Corporate	21	26	24
Total Managing Directors	337	350	356
Other Business Segment Professionals and Support Staff:
Financial Advisory	1,363	1,393	1,414
Asset Management	1,101	1,107	1,105
Corporate	448	441	444
Total	3,249	3,291	3,319

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
Three Months Ended September 30, 2024 versus September 30, 2023
The Company reported net income attributable to Lazard of $108 million, as compared to net income attributable to Lazard of $7 million in the 2023 period.
Net revenue increased $261 million, or 50%, with adjusted net revenue increasing $114 million, or 21%, as compared to the 2023 period. Fee revenue from investment banking and other advisory activities increased $101 million, or 38%, as compared to the 2023 period. Asset management fees, including incentive fees, increased $13 million, or 5%, as compared to the 2023 period. In the aggregate, interest income, other revenue and interest expense increased $147 million as compared to the 2023 period, the majority of which is recorded in the Corporate segment.
Compensation and benefits expense increased $101 million, or 28%, as compared to the 2023 period.
Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $426 million, an increase of $63 million, or 17%, as compared to $364 million in the 2023 period. The ratio of adjusted compensation and benefits expense to adjusted net revenue was 66.0% for the 2024 period, as compared to 68.4% for the 2023 period.
Non-compensation expense decreased $6 million, or 4%, as compared to the 2023 period. Adjusted non-compensation expense increased $1 million, or 1%, as compared to the 2023 period. The ratio of adjusted non-compensation expense to adjusted net revenue was 21.4% for the 2024 period, as compared to 25.9% for the 2023 period.
The Company reported operating income of $161 million, as compared to an operating loss of $5 million in the 2023 period.
Adjusted operating income increased $51 million, or 166%, as compared to the 2023 period, and, as a percentage of adjusted net revenue, was 12.6% for the 2024 period, as compared to 5.7% in the 2023 period.

The provision for income taxes reflects an effective tax rate of 28.0%, as compared to 239.5% for the 2023 period. The change in the effective tax rate principally relates to changes in the geographic mix of earnings inclusive of losses without tax benefits in 2023 and the impact of discrete items.
Net income attributable to noncontrolling interests increased $9 million as compared to the 2023 period.
Nine Months Ended September 30, 2024 versus September 30, 2023
The Company reported net income attributable to Lazard of $194 million, as compared to net loss attributable to Lazard of $139 million in the 2023 period.

Net revenue increased $526 million, or 31%, with adjusted net revenue increasing $398 million, or 24%, as compared to the 2023 period. Fee revenue from investment banking and other advisory activities increased $335 million, or 38%, as compared to the 2023 period. Asset management fees, including incentive fees, increased $25 million, or 3%, as compared to the 2023 period. In the aggregate, interest income, other revenue and interest expense increased $165 million, as compared to the 2023 period, the majority of which is recorded in the Corporate segment.

Compensation and benefits expense, which included $47 million associated with the cost-saving initiatives in the 2024 period, increased $82 million, or 6%, as compared to the 2023 period which included $166 million associated with the cost-saving initiatives.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $1,371 million, an increase of $184 million, or 16%, as compared to $1,187 million in the 2023 period. The ratio of adjusted compensation and benefits expense to adjusted net revenue was 66.0% for the 2024 period, as compared to 70.7% for the 2023 period.

Non-compensation expense decreased $28 million, or 5%, as compared to the 2023 period which included $12 million associated with the cost-saving initiatives. Adjusted non-compensation expense decreased $2 million, or 1%, as compared to the 2023 period. The ratio of adjusted non-compensation expense to adjusted net revenue was 20.3% for the 2024 period as compared to 25.2% for the 2023 period.
The Company reported operating income of $279 million, as compared to an operating loss of $152 million in the 2023 period.
Adjusted operating income increased $217 million as compared to the 2023 period, and, as a percentage of adjusted net revenue, was 13.7% for the 2024 period, as compared to 4.1% in the 2023 period.
The provision for income taxes reflects an effective tax rate of 25.4%, as compared to 15.2% for the 2023 period. The change in the effective tax rate principally relates to changes in the geographic mix of earnings inclusive of losses without tax benefits in 2023 and the impact of discrete items including a favorable court decision in a longstanding tax matter during the second quarter of 2024.

Net income attributable to noncontrolling interests increased $5 million, or 45% as compared to the 2023 period.
Business Segments
The following is a discussion of net revenue and operating income (loss) for the Company’s segments: Financial Advisory, Asset Management and Corporate. See Note 20 of Notes to Condensed Consolidated Financial Statements for further information regarding segments.
Financial Advisory
The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)
Net Revenue	$370,917	$266,048	$1,235,732	$896,099
Operating Expenses (a)	333,961	295,609	1,132,793	1,063,789
Operating Income (Loss)	$36,956	$(29,561)	$102,939	$(167,690)
Operating Income (Loss), as a % of net revenue	10.0%	(11.1)%	8.3%	(18.7)%
_______________________________________

(a)See Note 15 of Notes to Condensed Consolidated Financial Statements for information regarding cost-saving initiatives.

Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	87	64	243	201
Percentage of total Financial Advisory net revenue from top 10 clients	32%	35%	24%	22%
Number of M&A transactions completed with values greater than $500 million (a)	22	14	53	37
________________________________________

(a)Source: Dealogic as of October 2, 2024.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Americas	58%	59%	60%	56%
EMEA	41	39	39	43
Asia Pacific	1	2	1	1
Total	100%	100%	100%	100%
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
Three Months Ended September 30, 2024 versus September 30, 2023
Financial Advisory net revenue increased $105 million, or 39%, as compared to the 2023 period, primarily driven by an increased number of completed M&A transactions with values greater than $500 million as compared to the 2023 period.
Operating expenses increased $38 million, or 13%, as compared to the 2023 period primarily due to an increase in compensation and benefits expense associated with increased adjusted net revenue.
Financial Advisory operating income was $37 million as compared to an operating loss of $30 million in the 2023 period and, as a percentage of net revenue, was 10.0%, as compared to (11.1)% in the 2023 period.

Nine Months Ended September 30, 2024 versus September 30, 2023

Financial Advisory net revenue increased $340 million, or 38%, as compared to the 2023 period. The increase in Financial Advisory net revenue was primarily driven by an increased number of completed M&A transactions with values greater than $500 million as compared to the 2023 period.
Operating expenses increased $69 million, or 6%, as compared to the 2023 period primarily due to increased compensation and benefits expense associated with increased adjusted net revenue. In addition, operating expenses in the 2024 and 2023 periods include $33 million and $92 million, respectively, associated with the cost-saving initiatives.
Financial Advisory operating income was $103 million as compared to an operating loss of $168 million in the 2023 period and, as a percentage of net revenue, was 8.3%, as compared to (18.7)% in the 2023 period.
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

The following table shows the composition of AUM for the Asset Management segment (see Item 1, “Business—Principal Business Lines—Asset Management—Investment Strategies”):

	As of
	September 30, 2024	December 31, 2023
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$29,449	$25,288
Global	50,441	53,528
Local	54,380	52,208
Multi-Regional	57,262	59,114
Total Equity	191,532	190,138
Fixed Income:
Emerging Markets	8,372	9,525
Global	12,474	10,762
Local	5,931	6,080
Multi-Regional	21,156	21,740
Total Fixed Income	47,933	48,107
Alternative Investments	3,011	3,330
Private Wealth Alternative Investments	3,044	2,799
Private Equity	1,514	1,623
Cash Management	623	654
Total AUM	$247,657	$246,651
Total AUM at September 30, 2024 was $248 billion, an increase of $1 billion as compared to total AUM of $247 billion at December 31, 2023 due to market appreciation, partially offset by net outflows. Average AUM for the three month period ended September 30, 2024 increased 4% as compared to the three month period ended September 30, 2023 and increased 6% as compared to the nine month period ended September 30, 2023.
As of September 30, 2024, approximately 83% of our AUM was managed on behalf of institutional and intermediary clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, compared to 85% as of December 31, 2023. As of September 30, 2024, approximately 17% of our AUM was managed on behalf of individual client relationships, compared to approximately 15% as of December 31, 2023.
As of September 30, 2024, AUM with foreign currency exposure represented approximately 62% of our total AUM as compared to 64% at December 31, 2023. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month and nine month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$190,426	$5,971	$(16,857)	$(10,886)	$7,651	$4,341	$191,532
Fixed Income	46,111	1,876	(3,240)	(1,364)	1,662	1,524	47,933
Other	8,133	970	(1,099)	(129)	69	119	8,192
Total	$244,670	$8,817	$(21,196)	$(12,379)	$9,382	$5,984	$247,657
Net flows were primarily driven by outflows across the Global, Local and Multi-Regional platforms within the Equity asset class.

	Nine Months Ended September 30, 2024
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$190,138	$16,547	$(40,012)	$(23,465)	$24,413	$446	$191,532
Fixed Income	48,107	5,752	(7,211)	(1,459)	1,054	231	47,933
Other	8,406	1,565	(2,249)	(684)	418	52	8,192
Total	$246,651	$23,864	$(49,472)	$(25,608)	$25,885	$729	$247,657
Net flows were primarily driven by outflows across all platforms within the Equity asset class.

	Three Months Ended September 30, 2023
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$184,725	$4,910	$(6,882)	$(1,972)	$(5,723)	$(2,282)	$174,748
Fixed Income	45,851	2,068	(1,658)	410	(121)	(962)	45,178
Other	8,764	290	(722)	(432)	93	(87)	8,338
Total	$239,340	$7,268	$(9,262)	$(1,994)	$(5,751)	$(3,331)	$228,264

	Nine Months Ended September 30, 2023
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$167,395	$17,751	$(21,299)	$(3,548)	$13,124	$(2,223)	$174,748
Fixed Income	43,386	7,178	(6,407)	771	1,308	(287)	45,178
Other	5,344	4,744	(1,959)	2,785	274	(65)	8,338
Total	$216,125	$29,673	$(29,665)	$8	$14,706	$(2,575)	$228,264
Inflows include approximately $3.9 billion related to a wealth management acquisition.

Average AUM for the three month and nine month periods ended September 30, 2024 and 2023 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in millions)
Average AUM by Asset Class:
Equity	$190,688	$181,629	$190,973	$179,355
Fixed Income	46,832	46,198	46,905	45,753
Alternative Investments	2,952	3,760	3,079	3,944
Private Wealth Alternative Investments	3,029	2,769	2,869	2,104
Private Equity	1,505	1,297	1,508	1,033
Cash Management	952	645	736	628
Total Average AUM	$245,958	$236,298	$246,070	$232,817
The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)
Net Revenue	$293,878	$284,855	$874,841	$857,212
Operating Expenses (a)	251,981	232,011	749,066	749,281
Operating Income	$41,897	$52,844	$125,775	$107,931
Operating Income, as a % of net revenue	14.3%	18.6%	14.4%	12.6%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Americas	41%	43%	42%	42%
EMEA	46	46	46	45
Asia Pacific	13	11	12	13
Total	100%	100%	100%	100%
Asset Management Results of Operations
Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2024 versus September 30, 2023
Asset Management net revenue increased $9 million, or 3%, as compared to the 2023 period. Management fees and other revenue was $289 million, an increase of $6 million, or 2%, as compared to $283 million in the 2023 period. Incentive fees were $5 million, an increase of $3 million as compared to $2 million in the 2023 period.
Operating expenses increased $20 million, or 9%, as compared to the 2023 period.
Asset Management operating income was $42 million, a decrease of $11 million, or 21%, as compared to operating income of $53 million in the 2023 period and, as a percentage of net revenue, was 14.3%, as compared to 18.6% in the 2023 period.
Nine Months Ended September 30, 2024 versus September 30, 2023
Asset Management net revenue increased $18 million, or 2%, as compared to the 2023 period. Management fees and other revenue was $857 million, an increase of $14 million, or 2%, as compared to $844 million in the 2023 period. Incentive fees were $18 million, an increase of $4 million as compared to $14 million in the 2023 period.
Operating expenses, which included $12 million associated with the cost-saving initiatives in the 2024 period, remained substantially the same as compared to the 2023 period which included $53 million associated with the cost-saving initiatives.
Asset Management operating income was $126 million, an increase of $18 million, or 17%, as compared to operating income of $108 million in the 2023 period and, as a percentage of net revenue, was 14.4%, as compared to 12.6% in the 2023 period.
Corporate
The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)
Interest income	$10,035	$4,921	$24,564	$15,566
Interest expense	(22,541)	(19,126)	(65,824)	(57,673)
Net Interest Expense	(12,506)	(14,205)	(41,260)	(42,107)
Other Revenue (Loss)	132,577	(12,780)	165,655	(1,736)
Net Revenue (Loss)	120,071	(26,985)	124,395	(43,843)
Benefit pursuant to tax receivable agreement	–	–	–	(40,435)
Other operating expenses (a)	37,737	1,155	73,721	88,687
Operating Expenses	37,737	1,155	73,721	48,252
Operating Income (Loss)	$82,334	$(28,140)	$50,674	$(92,095)
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
Three Months Ended September 30, 2024 versus September 30, 2023
Net interest expense decreased $2 million, or 12%, as compared to the 2023 period.

Other revenue increased $145 million as compared to the 2023 period primarily due to a gain on sale of property of $114 million in the 2024 period. Additionally, there were gains in the 2024 period as compared to losses in the 2023 period attributable to investments held in connection with LFI.
Operating expenses increased $37 million as compared to the 2023 period primarily due to expenses associated with sale of property of $20 million in the 2024 period. Additionally, there were charges in the 2024 period as compared to credits in the 2023 period pertaining to LFI.
Nine Months Ended September 30, 2024 versus September 30, 2023
Net interest expense decreased $1 million, or 2%, as compared to the 2023 period.
Other revenue increased $167 million as compared to the 2023 period primarily due to a gain on sale of property of $114 million in the 2024 period as compared to losses from the impairment of equity method investments and the liquidation of LGAC in the 2023 period which did not recur.
Operating expenses excluding the benefit pursuant to TRA, decreased $15 million, or 17%, as compared to the 2023 period reflecting $33 million associated with the cost-saving initiatives in the 2023 period. Results also reflect an increase in expenses associated with sale of property of $20 million in the 2024 period.
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
Summary of Cash Flows:

	Nine Months Ended September 30,
	2024	2023
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income (loss)	$208	$(129)
Adjustments to reconcile net income to net cash provided by operating activities (a)	306	344
Other operating activities (b)	(134)	(392)
Net cash provided by (used in) operating activities	380	(177)
Investing activities	100	(29)
Financing activities (c)	(206)	(1,421)
Effect of exchange rate changes	15	(5)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	289	(1,632)
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	1,225	2,639
End of Period	$1,514	$1,007

________________________________________
(a)Consists primarily of amortization of deferred expenses and share-based incentive compensation, noncash lease expenses, depreciation and amortization of property, gain on sale of property and deferred tax provision (benefit).
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
In the third quarter of 2024, the Company completed the sale of an owned office building for gross proceeds of approximately $194 million, subject to payment of taxes and other expenses. The resulting net proceeds will be used for general corporate purposes.

Liquidity is significantly impacted by cash payments for incentive compensation, a significant portion of which are made during the first three months of the year. As a consequence, cash on hand generally declines in the beginning of the year and gradually builds over the remainder of the year. We also make payments during the year on behalf of certain managing directors for their estimated taxes, which serve to reduce their respective incentive compensation payments. Additionally, we made payments through the third quarter of 2024 relating to severance and other employee termination costs associated with the cost-saving initiatives. (See Note 15 of Notes to Condensed Consolidated Financial Statements). Also see “Senior Debt” below for senior debt refinancing in the first quarter of 2024.

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
We regularly monitor our liquidity position, including cash levels, lease obligations, investments, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of common stock, compensation and matters relating to liquidity and to compliance with regulatory net capital requirements. At September 30, 2024, Lazard had approximately $1,166 million of cash and cash equivalents, including approximately $599 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings and we expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.
As of September 30, 2024, the Company’s remaining lease obligations were $21 million for 2024 (October 1 through December 31), $144 million from 2025 through 2026, $143 million from 2027 through 2028 and $332 million from 2029 through 2039.
As of September 30, 2024, Lazard had approximately $210 million in unused lines of credit available to it, including a $200 million, five-year, senior revolving credit facility under the Second Amended and Restated Credit Agreement.
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
The Second Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00, provided that the Consolidated Leverage Ratio may be greater than 3.25 to 1.00 for four (consecutive or nonconsecutive) quarters so long as it is not greater than 3.50 to 1.00 on the last day of any such quarter, or (ii) its Consolidated Interest Coverage Ratio (as defined in the Second Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. No amounts were outstanding under the Second Amended and Restated Credit Agreement as of September 30, 2024.
In addition, the Second Amended and Restated Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At September 30, 2024, the Company was in compliance with all financial and nonfinancial provisions.
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
Senior Debt
The table below sets forth our corporate indebtedness as of September 30, 2024 and December 31, 2023. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		September 30, 2024			December 31, 2023
Senior Debt	Annual Interest Rate	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2025 Senior Notes	3.75%	$164.3	$–	$164.3	$400.0	$0.5	$399.5
Lazard Group 2027 Senior Notes	3.625%	300.0	1.0	299.0	300.0	1.3	298.7
Lazard Group 2028 Senior Notes	4.50%	500.0	3.4	496.6	500.0	4.0	496.0
Lazard Group 2029 Senior Notes	4.375%	500.0	3.4	496.6	500.0	4.0	496.0
Lazard Group 2031 Senior Notes	6.00%	400.0	3.7	396.3	–	–	–
		$1,864.3	$11.5	$1,852.8	$1,700.0	$9.8	$1,690.2
In the first quarter of 2024, Lazard Group issued $400 million of 6.0% senior notes due March 2031 to refinance the upcoming maturity of our 2025 Notes. We used part of the net proceeds to purchase in a tender offer $236 million of the 2025 Notes ($164 million remains outstanding). We invested the net proceeds in U.S. Treasury securities which are included in cash and cash equivalents and investments on the condensed consolidated statements of financial condition as of September 30, 2024. On October 30, 2024, the Company announced that it will redeem all of the issued and outstanding 2025 Notes on December 12, 2024.

The indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants (none of which relate to financial condition), events of default and other customary provisions. At September 30, 2024, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.
See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.
Stockholders’ Equity
At September 30, 2024, total stockholders’ equity was $680 million, as compared to $482 million at December 31, 2023, including $624 million and $424 million attributable to Lazard, Inc. on the respective dates. The net activity in stockholders’ equity during the nine month period ended September 30, 2024 is reflected in the table below (in millions of dollars):

Stockholders’ Equity - January 1, 2024	$482
Increase (decrease) due to:
Net income (a)	200
Other comprehensive income	18
Amortization of share-based incentive compensation	235
Purchase of common stock	(44)
Settlement of share-based incentive compensation (b)	(66)
Common stock dividends	(134)
Other - net	(11)
Stockholders’ Equity - September 30, 2024	$680
________________________________________

(a)Excludes net income associated with redeemable noncontrolling interests of $9 million in 2024.
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

Nine Months Ended September 30:	Number of Shares Purchased	Average Price Per Share
2023	2,782,662	$36.67
2024	1,123,413	$39.10
As of September 30, 2024, a total of $356 million of share repurchase authorization remained available under Lazard, Inc.’s share repurchase program, of which $156 million will expire on December 31, 2024 and $200 million will expire on December 31, 2026.
During the nine month period ended September 30, 2024, Lazard, Inc. had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

On October 30, 2024, the Board of Directors of Lazard declared a quarterly dividend of $0.50 per share on our common stock. The dividend is payable on November 15, 2024 to stockholders of record on November 8, 2024.
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

Seed investments held in entities in which the Company maintained a controlling financial interest were $115 million in ten entities as of September 30, 2024, as compared to $114 million in eleven entities as of December 31, 2023. LFI investments held in entities in which the Company maintained a controlling financial interest were $98 million in nine entities as of September 30, 2024, as compared to $144 million in nine entities as of December 31, 2023.
As of September 30, 2024 and December 31, 2023, the Company did not consolidate any seed investment entities or LFI investment entities, with the exception of the consolidation of certain LFI funds (see Note 21 of Notes to Condensed Consolidated Financial Statements). As such, seed investments and substantially all of LFI investments included in “investments” on the condensed consolidated statements of financial condition represented the Company’s economic interest in the seed and LFI investments.
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
Data relating to investments is set forth below:

	September 30, 2024	December 31, 2023
	($ in thousands)
Seed investments by asset class:
Debt	$1,429	$4,285
Equity (a)	123,703	112,807
Fixed income	16,985	15,860
Alternative investments	34,514	33,073
Private equity	17,815	19,361
Total seed investments	194,446	185,386
Other investments owned:
Private equity	9,606	10,963
U.S. Treasury securities	49,673	–
Fixed income and other	2,372	2,119
Total other investments owned	61,651	13,082
Subtotal	256,097	198,468
Private equity consolidated, not owned	18,936	16,494
Equity method	17,937	–
LFI	395,441	487,002
Total investments	$688,411	$701,964

_______________________

(a)At September 30, 2024 and December 31, 2023, seed investments in directly owned equity securities were invested as follows:

	September 30, 2024	December 31, 2023
Percentage invested in:
Financials	16%	14%
Consumer	32	32
Industrial	14	15
Technology	21	20
Other	17	19
Total	100%	100%
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
Equity Market Price Risk—At September 30, 2024 and December 31, 2023, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $163 million and $150 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would not result in a net change in the carrying value of such investments as of September 30, 2024 and would result in a net increase of approximately $0.2 million as of December 31, 2023, in the carrying value of such investments, including the effect of the hedging transactions.
Interest Rate and Credit Spread Risk—At September 30, 2024 and December 31, 2023, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $70 million and $18 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a net decrease of approximately $0.3 million as of September 30, 2024 and would not result in a net change in the carrying value of such investments as of December 31, 2023, including the effect of the hedging transactions.
Foreign Exchange Rate Risk—At September 30, 2024 and December 31, 2023, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities and, at December 31, 2023, private equity investments, was $66 million and $69 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a net decrease of approximately $1.6 million and $2.0 million in the carrying value of such investments as of September 30, 2024 and December 31, 2023, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At September 30, 2024 and December 31, 2023, the Company’s exposure to changes in fair value of such investments was approximately $27 million and $30 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $2.7 million and $3.0 million in the carrying value of such investments as of September 30, 2024 and December 31, 2023, respectively.
For additional information regarding risks associated with our investments, see Item 1A, “Risk Factors—Other Business Risks—Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios” in our Form 10-K.
Risks Related to Receivables
We maintain an allowance for credit losses to provide coverage for expected losses from our receivables. At September 30, 2024, total receivables amounted to $682 million, net of an allowance for credit losses of $27 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 78% and 22% of total receivables, respectively. At December 31, 2023, total receivables amounted to $762 million, net of an allowance for credit losses of $29 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 74% and 26% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.
LFG and LFB offer wealth management and banking services to high net worth individuals and families. At September 30, 2024 and December 31, 2023, customers and other receivables included $93 million and $86 million, respectively, of such LFB loans which are fully collateralized and monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans. Therefore, there was no allowance for credit losses required at those dates related to such receivables.
Credit Concentrations
The Company monitors its exposures to individual counterparties and diversifies where appropriate to reduce the exposure to concentrations of credit.
Risks Related to Derivatives
Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain investments that seed strategies in our Asset Management business. Derivative contracts are recorded at fair value. In entering into derivative agreements, the Company is subject to counterparty risk. Net derivative assets amounted to $2 million and $3 million at September 30, 2024 and December 31, 2023, respectively, and net derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements amounted to $8 million and $3 million at September 30, 2024 and December 31, 2023, respectively.
The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $285 million and $365 million at September 30, 2024 and December 31, 2023, respectively.
Risks Related to Cash and Cash Equivalents and Corporate Indebtedness
A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of September 30, 2024, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $12 million in the event interest rates were to increase by 1% and decrease by approximately $12 million if rates were to decrease by 1%.
As of September 30, 2024, the Company’s cash and cash equivalents totaled approximately $1,166 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, (iii) in short-term certificates of deposit from such banks and (iv) short-term U.S. Treasury securities. Cash and cash equivalents are continuously monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Repurchases of Equity Securities
The following table sets forth information regarding Lazard’s purchases of its common stock on a monthly basis during the third quarter of 2024. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2024
Share Repurchase Program (1)	–	$–	–	$359.3	million
Employee Transactions (2)	25,456	$38.27	–	–
August 1 – August 31, 2024
Share Repurchase Program (1)	–	$–	–	$359.3	million
Employee Transactions (2)	–	$–	–	–
September 1 – September 30, 2024
Share Repurchase Program (1)	67,500	$46.10	67,500	$356.2	million
Employee Transactions (2)	32,455	$49.99	–	–
Total
Share Repurchase Program (1)	67,500	$46.10	67,500	$356.2	million
Employee Transactions (2)	57,911	$44.84	–	–

_______________________
(1)The Board of Directors of Lazard authorized the repurchase of common stock as set forth in the table below as of September 30, 2024.

Date	Repurchase Authorization	Expiration
	($ in thousands)
February 2022	$300,000	December 31, 2024
July 2022	$500,000	December 31, 2024
July 2024	$200,000	December 31, 2026
The Company’s purchases under the share repurchase program over time are used to offset dilution from the shares that have been or will be issued under the 2018 Plan. Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions. The rate at which the Company purchases shares in connection with the share repurchase program may vary from period to period due to a variety of factors. Amounts shown in this line item include repurchases of common stock and exclude the shares of common stock withheld by the Company to meet the minimum statutory tax withholding requirements as described below. As of September 30, 2024, a total of $356 million of share repurchase authorization remained available under Lazard, Inc.’s share repurchase program, of which $156 million will expire on December 31, 2024 and $200 million will expire on December 31, 2026.
(2)Under the terms of the 2018 Plan, upon the settlement of RSUs and PRSUs, shares of common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended September 30, 2024, the Company satisfied such obligations in lieu of issuing 57,911 shares of common stock upon the settlement of 425,650 of RSUs.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information

During the three months ended September 30, 2024, no directors or executive officers of the Company entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of Lazard securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K of the Exchange Act).

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
Dated: November 1, 2024

LAZARD, INC.

By:	/s/ Mary Ann Betsch
Name:	Mary Ann Betsch
Title:	Chief Financial Officer

By:	/s/ Michael Gathy
Name:	Michael Gathy
Title:	Chief Accounting Officer