Form 10-K
period 2024-12-31
Lazard, Inc.
filed 2025-02-24
CIK 1311370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If the Registrant is an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2024 was approximately $3,327,261,235.
As of January 31, 2025, there were 112,766,091 shares of the Registrant’s common stock outstanding (including 22,866,869 shares held by subsidiaries).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for its 2025 annual meeting of shareholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13 and 14.

Auditor Firm Id: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: New York, New York USA

LAZARD, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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
When we use the terms “Lazard”, “we”, “us”, “our” and “the Company”, we mean (i) Lazard, Inc. and its subsidiaries following the Conversion and (ii) Lazard Ltd and its subsidiaries prior to the Conversion. Lazard’s subsidiaries include Lazard Group LLC, a Delaware limited liability company (“Lazard Group”), that is the current holding company for our businesses. Lazard’s primary operating asset is its indirect ownership of all of the common membership interests in Lazard Group and its controlling interest in Lazard Group.
All references to common stock, or shares or per share amounts, prior to the Conversion refer to Class A common stock of Lazard Ltd. Unless otherwise noted, all references to common stock, or shares or per share amounts, following the Conversion refer to common stock of Lazard, Inc.
Item 1.    Business
Founded in 1848, Lazard is one of the world's preeminent financial advisory and asset management firms, with operations in North and South America, Europe, the Middle East, Asia, and Australia. Lazard provides advice on mergers and acquisitions, capital markets and capital solutions, restructuring and liability management, geopolitics, and other strategic matters, as well as asset management and investment solutions to institutions, corporations, governments, partnerships, family offices, and high net worth individuals.
Principal Business Lines
We focus primarily on two business segments: Financial Advisory and Asset Management. We believe that the mix of our activities across business segments, geographic regions, industries and investment strategies helps to diversify and stabilize our revenue stream.
Financial Advisory
We advise leaders on their most important financial and strategic matters, serving as a trusted advisor whose mission is to ensure the best result for our clients. Our Financial Advisory business offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of advisory services including mergers and acquisitions (“M&A”) advisory, capital markets advisory, shareholder advisory, sovereign advisory, geopolitical advisory, restructuring and liability management, capital raising and placement, and other strategic matters.
We continue to build our Financial Advisory business by fostering long-term relationships with existing and new clients as their independent advisor on strategic transactions and other matters. We seek to build and sustain long-term relationships with our clients rather than focusing simply on individual transactions, a practice that we believe enhances our access to senior management of major corporations and institutions around the world. We emphasize providing clients with senior-level focus during all phases of transaction analysis and execution.
While we strive to earn repeat business from our clients, we operate in a highly competitive environment in which there are no long-term contracted sources of revenue. Each revenue-generating engagement is separately negotiated and awarded. To develop new client relationships, and to develop new engagements from historical client relationships, we maintain an active dialogue with a large number of clients and potential clients, as well as with their financial and legal advisors, on an ongoing basis. We have gained a significant number of new clients through our business development initiatives. In addition, developing internal talent and the lateral recruiting of senior investment banking professionals are also core components of our growth strategy. At the same time, we lose clients each year as a result of the sale, merger or restructuring of a client, a change in a client’s senior management, competition from other investment banks and other causes.
We earned $1 million or more from 344 clients for the year ended December 31, 2024. For the year ended December 31, 2024, the ten largest fee paying clients constituted approximately 19% of our Financial Advisory segment net revenue, with no client individually contributing more than 10% of segment net revenue.

We believe that we have been pioneers in offering international Financial Advisory services, with the establishment of our New York, Paris and London offices dating back to the nineteenth century. We maintain a major local presence in the United States (the “U.S.”), the United Kingdom (the “U.K.”) and France, with offices across the world as a part of our global network. For a full list of our current locations, visit www.lazard.com. References to our website in this Annual Report on Form 10-K (this “Form 10-K”) are provided as a convenience and the information contained on, or available through, our website is not part of this or any other report we file with or furnish to the United States Securities and Exchange Commission (“the “SEC”).
In addition to seeking business centered in the regions described above, we historically have focused in particular on advising clients with respect to cross-border transactions. We believe that we are particularly well known for our global reach and network alongside deep local knowledge. We also believe that this positioning affords us unique global insight into key industry, economic, governmental and regulatory issues and developments, which we can bring to bear on behalf of our clients.
Services Offered
We advise clients on a wide range of strategic and financial issues. When we advise clients on the potential acquisition of another company, business or certain assets, our services include evaluating potential acquisition targets, providing valuation analyses, evaluating and proposing financial and structural alternatives and rendering, advising on the geopolitical and regulatory landscape as it may affect a transaction, and if appropriate, delivering fairness opinions. We also may advise as to the timing, financing and pricing of a proposed acquisition and assist in negotiating and closing the acquisition.
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
With respect to companies in financial distress, we provide services to the company, creditors or other interested parties, which may include reviewing and analyzing the business, operations, properties, financial condition and prospects of the company, evaluating debt capacity, assisting in the determination of an appropriate capital structure, assisting in structuring and effecting the financial aspects of amendments to debt documents or exchange offers or refinancings, evaluating financial and strategic alternatives and assisting and participating in negotiations with affected entities or groups. If appropriate, we may provide financial advice and assistance in developing and seeking approval of a restructuring or reorganization plan, which may include a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or other similar court administered processes in non-U.S. jurisdictions. In such cases, we may assist in certain aspects of the implementation of such a plan, including advising and assisting in structuring and effecting the financial aspects of a sale or recapitalization, structuring new securities, other consideration or other inducements to be offered or issued, as well as assisting and participating in negotiations with affected entities or groups. In addition, we provide a holistic view on liability management, and we specialize in advising clients, both companies and creditors, on out-of-court restructurings, recapitalizations, and tender and exchange offers, among other solutions.
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
Staffing
We staff each of our assignments with a team of quality professionals who have appropriate product, industry and geographic expertise. We pride ourselves on, and we believe we differentiate ourselves from our competitors by, being able to offer a high level of attention from senior personnel to our clients and organizing ourselves in such a way that managing directors who are responsible for securing and maintaining client relationships also actively participate in providing related advice and services. Our managing directors have significant experience, and many of them are able to use this experience to advise on M&A, financings, restructurings, capital structure, shareholder advisory and other transactions or financial matters, depending on our clients’ needs. Many of our managing directors and senior employees come from senior leadership positions in corporations, government, law and strategic consulting, which we believe enhances our ability to offer sophisticated advice and customized solutions to our clients. As of December 31, 2024, our Financial Advisory segment had 194 managing directors and 1,363 other professionals and support staff.
Industries Served and Practice Areas
We seek to offer our services across most major industry groups, including, in many cases, sub-industry specialties. Managing directors and professionals in our M&A practice are organized to provide advice in the following major industry practice areas:
•consumer and retail;
•financial institutions;
•financial sponsors;
•health care and life sciences;
•industrials;
•media, entertainment and sports;
•power, energy and infrastructure;
•real estate;
•technology; and
•telecom and digital infrastructure.
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
In addition to our M&A and Restructuring and Liability Management practices, we also maintain specialties in the following distinct practice areas within our Financial Advisory business:
•government and sovereign advisory;
•public and private debt and structured equity transactions, such as refinancing, acquisition financing, capital structure optimization, covenant relief and liability management, dividend recapitalization, rescue financing, liquidity enhancement, growth capital, infrastructure financing, project financing and debtor-in-possession financings;
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

Strategy
Our focus in our Financial Advisory business is on:
•investing in our intellectual capital through hiring and development of senior professionals who we believe have strong client relationships and industry expertise;
•increasing our client engagement activities to further enhance our long-term relationships, and increasing our marketing efforts to develop new client relationships;
•increasing our connectivity to private capital;
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
•investing in our technology infrastructure, AI and data science capabilities to enhance our business; and
•deploying our intellectual capital, strong client relationships and other assets to generate new revenue streams.
In addition to the investments made as part of this strategy, we believe that our Financial Advisory business may benefit from current external market factors, including:
•the demand for independent, sophisticated, customized financial advice;
•the large amount of undeployed committed capital in the global financial system, particularly with financial sponsors;
•financial sponsors’ drive to monetize aging portfolio assets and raise new funds;
•a more favorable regulatory environment, especially in the U.S.;
•improved macroeconomic conditions and stable economic outlook;
•increased CEO confidence ascertained through global client interactions, along with positive market sentiment; and
•strategic market and industry catalysts; including technology and generative AI, the biotech revolution, ongoing expansion in energy demand and efforts to derisk supply chains.
Going forward our strategic emphasis in our Financial Advisory business is to focus on investing in high caliber senior hires, alongside the continued development and retention of our talent to grow our business and drive our productivity. We expect to make hires that will strengthen our presence across sectors and geographies expanding our coverage efforts and gaining access to new markets. We expect the number of our managing directors to increase in the future as we grow revenues. We routinely reassess our strategic position and make adjustments accordingly to further enhance our competitive position.
Asset Management
Our Asset Management business offers a broad range of global investment solutions and investment and wealth management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private wealth clients. Our goal in our Asset Management business is to produce superior risk-adjusted investment returns and provide customized investment solutions for our clients through the active management of their assets. Our investment teams construct and manage portfolios using various techniques and investment philosophies, including traditional fundamental research and analysis and quantitative tools.
Our top ten clients accounted for 32% of our total assets under management (“AUM”) as of December 31, 2024, with no client individually contributing more than 10% of our Asset Management segment net revenue. Approximately 82% of our AUM as of December 31, 2024 was managed on behalf of institutional and intermediary clients, including corporations, labor unions, pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 18% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high net worth individuals.

The charts below illustrate the mix of our AUM as of December 31, 2024, measured by product platform and by office location.
Our Asset Management business maintains offices in New York, Amsterdam, Bordeaux, Boston, Brussels, Chicago, Dubai, Dublin, Frankfurt, Geneva, Hamburg, Hong Kong, London, Luxembourg, Lyon, Madrid, Milan, Montreal, Nantes, Paris, Riyadh, San Francisco, Seoul, Singapore, Sydney, Tokyo, Toronto, Vienna and Zurich. These operations, with 124 managing directors and 1,117 other professionals and support staff as of December 31, 2024, provide our Asset Management business with both a global presence and a local identity.
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
•risk management;
•environmental, social and governance (“ESG”) factors; and
•client-specific guidelines.
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
Equity
Global
Large Capitalization
Small Capitalization
Thematic
Listed Infrastructure
Quantitative
Multi-Asset
Managed Volatility
Real Assets
Sustainable

Global Ex
Global Ex-Australia
Global Ex-U.S.
Global Ex-Emerging Markets
Thematic
Robotics
Health
Gender Diversity
Quantitative Climate

Pan-European
Large Capitalization
Small Capitalization
Multi-Capitalization Value
Quantitative

Eurozone
Large Capitalization
Small Capitalization
Thematic
Continental European
Small Capitalization
Multi Capitalization
Eurozone
Asian
Asia Ex-Japan
Quantitative
Europe, Australasia and Far East
Large Capitalization
Small Capitalization
Multi-Capitalization
Quantitative

U.S.
Large Capitalization
Small Capitalization
Multi-Capitalization
Sustainable
Quantitative Small Capitalization
Quantitative Large Capitalization
U.K.
U.K. (Large Capitalization)
France
Large Capitalization
Small Capitalization
Asia Pacific
Australia
Japan
Emerging Markets Large Capitalization Small Capitalization Quantitative Multi-Asset Managed Volatility Middle East North Africa Middle East North Africa

Fixed Income	Global Core/Core Plus Total Return Short Duration Convertibles Cash Management Absolute Return	Pan-European Core High Yield Cash Management Duration Overlay Convertibles Total Return Green Bonds Eurozone Core/Core Plus Cash Management Corporate Bonds Nordic Scandinavian Short Duration High Yield	U.S. Core/Core Plus High Yield Short Duration Municipals Cash Management Convertibles	Emerging Markets Emerging Debt- Core/Local/Blend/Corporate Cash Management

Alternative	Global Arbitrage/Relative Value Commodities Sustainable Private Infrastructure Private Equity Fund of Funds Real Assets Fund of Funds Illiquid Credit Fund of Funds	European Long/Short Equity	U.S. Quantitative Long/Short Equity Non-U.S. Japan Long/Short Equity	Emerging Markets Emerging Debt Total Return Emerging Income

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
Distribution. We distribute our products through a broad array of marketing channels on a global basis. Marketing, sales and client service efforts are organized through a global market delivery and service network, with distribution professionals located in cities including New York, Amsterdam, Bordeaux, Boston, Brussels, Chicago, Dubai, Frankfurt, Geneva, Hamburg, Hong Kong, London, Luxembourg, Lyon, Madrid, Milan, Montreal, Nantes, Paris, Riyadh, San Francisco, Seoul, Singapore, Sydney, Tokyo, Toronto, Vienna and Zurich. We have developed a well-established presence in the institutional asset management arena, managing assets for corporations, labor unions, sovereign wealth funds and public pension funds around the world. In addition, we manage assets for insurance companies, savings and trust banks, endowments, foundations and charities. We are a leading firm in managing mutual funds, sub-advisory funds and separately managed accounts for many of the world’s largest broker-dealers, insurance companies, registered advisors and other financial intermediaries.
Strategy
Our strategic plan in our Asset Management business is to focus on delivering superior investment performance and client service. Investments and organizational changes made in the business, work done to scale and position our specialty products, and new vectors of growth such as wealth management and active exchange-traded fund (“ETFs”) offerings position us to drive improved business results. Over the past several years, in an effort to strengthen and expand our Asset Management business, we have:
•focused on enhancing our investment performance;
•improved our investment management platform by adding a number of senior investment professionals, including portfolio managers and analysts;
•continued to strengthen our marketing and consultant relations capabilities, including by optimizing our distribution globally;
•expanded our product platform, including through sustainable strategies, quantitative equity strategies, thematically oriented strategies and the upcoming launch of actively managed ETFs;
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
We engage in selected alternative investments and private equity activities. In 2009, we established a private equity business with The Edgewater Funds (“Edgewater”), a Chicago-based private equity firm, through the acquisition of Edgewater’s management vehicles. As of December 31, 2024, Edgewater had approximately $1.5 billion of AUM and unfunded fee-earning commitments. We have historically, and may in the future, invest our own capital alongside that of other investors, in connection with certain of our activities in managing alternative asset and private equity investment vehicles.
Human Capital
We believe that our people are our most important asset. Their talent, integrity and engagement have shaped our success in the past, and they are instrumental to our ability to achieve sustainable growth and deliver value for our shareholders in the future. We strive to cultivate a commercial and collegial culture that encourages innovative thinking, as our expertise and reputation for excellence starts with our talented employees around the world.
Our human capital efforts are overseen by our Board of Directors, with a focus on enhancing our workplace environment which, in turn, attracts a variety of perspectives and exceptional talent. Our Board of Directors formally established its Workplace and Culture Committee to assist and advise management on cultivating and reinforcing a workplace culture that helps attract, motivate and retain talented people; fosters productivity, professional and personal development; values inclusion; and encourages its people to engage with each other and their communities. The Company has several areas of focus to support these objectives:
Attracting and Retaining Talent. We offer competitive compensation packages to recruit and retain exceptional talent. We offer a variety of employee benefits, including comprehensive health insurance coverage, flexible retirement and healthcare savings account plans, as well as family planning and support services, and a broad array of wellness programs. In addition, we believe that the equity-based portion of our compensation program fosters a greater sense of ownership among our senior employees and aligns their interests with those of our shareholders.
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
Inclusion. We strive to cultivate a workforce comprised of people with different backgrounds and experiences, which we believe creates an environment that promotes new ideas and innovation and best serves the complex needs of our clients. Our approach towards fostering an inclusive workplace includes hosting ongoing learning and development programs and developing partnerships; supporting a variety of employee resource groups that build community across the firm; and encouraging personal responsibility and engagement with each other to broaden perspectives.
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
Community. The Company encourages individuals to give back to their communities through volunteering and educational outreach. We promote community engagement through our Work for Good initiative, which supports employee initiatives to volunteer with a variety of local charities. Volunteering through our Work for Good program allows employees to make a positive impact in their communities and share experiences with their colleagues outside of the workplace. In addition to Work for Good, the Company encourages participation in, among others, the Lazard Foundation in the U.S. and Give as You Earn in the U.K., which host additional volunteer opportunities and charitable fundraising events.
Employees. As of December 31, 2024, we employed 3,263 full-time people. We operate through two business segments: our Financial Advisory business included 194 managing directors and 1,363 professionals and support staff, and our Asset Management business included 124 managing directors and 1,117 professionals and support staff. Our Corporate segment included 21 managing directors and 444 professionals and support staff. Generally, our employees are not subject to collective bargaining agreements, except that our employees in some offices, including France and Italy, are covered by national, industry-wide collective bargaining agreements. We believe that we have good relations with our employees.
Competition
The financial services industry, and all of the businesses in which we operate, are intensely competitive, and we expect them to remain so. Our competitors are other investment banking and financial advisory firms, broker-dealers, commercial and “universal” banks, insurance companies, traditional asset management firms, hedge fund management firms, alternative investment firms, private banks and other financial institutions. We compete with some of them globally and with others on a regional, product or niche basis. We compete on the basis of a number of factors, including industry and product expertise, innovative insights of our people, transaction execution skills, investment track record, quality of client service, individual and institutional client relationships, absence of conflicts, range and price of products and services, innovation, brand recognition and business reputation.
In Financial Advisory, while we believe our independent perspective and global footprint offer a uniquely competitive position, many of our competitors are large, consolidated financial institutions that have the ability to offer a wider range of products, including loans, insurance, foreign exchange, hedging, research, brokerage and underwriting services, which may enhance their competitive position. They also may have the ability to support clients with other financial services in an effort to gain market share, which could result in pricing pressure in our business or loss of opportunities for us. At the same time, demand for independent financial advice has created opportunities for a number of boutique financial advisory firms. These boutique firms frequently compete, among other factors, on the basis of their independent financial advice, and their activities also could result in pricing and other competitive pressure in our businesses. In Asset Management, our competitors may offer financial products or services that we do not offer, such as low-cost passive or private investment vehicles. We compete based on the quality and breadth of our products and innovative solutions we offer, which are derived from our objectivity, differentiated insights and fundamental research orientation.
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
Regulation
Our businesses are subject to extensive regulation throughout the world. As a matter of public policy, regulatory bodies are generally charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our stockholders or creditors. Many of our affiliates that participate in securities markets are subject to comprehensive regulations that include some form of minimum capital retention requirements and customer protection rules. In the U.S., certain of our subsidiaries are subject to such regulations promulgated by the SEC and/or the Financial Industry Regulatory Authority (“FINRA”). Standards, requirements and rules implemented throughout the European Union are broadly comparable in scope and purpose to the regulatory capital and customer protection requirements imposed under the SEC and FINRA rules. European Union directives also permit local regulation in each jurisdiction, including those in which we operate, to be more restrictive than the requirements of such European Union-wide directives. These local requirements can result in certain competitive disadvantages to us.
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
Our principal U.S. broker-dealer subsidiary, Lazard Frères & Co. LLC (“LFNY”), through which we conduct all of our U.S. Financial Advisory business, is currently registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in all 50 U.S. states, the District of Columbia and Puerto Rico. As such, LFNY is subject to regulations governing most aspects of the securities business, including regulations regarding minimum capital retention requirements, record-keeping and reporting procedures, relationships with clients, experience and training requirements for certain employees and business procedures with firms that are not members of certain regulatory bodies. Lazard Asset Management Securities LLC (“LAM Securities”), a subsidiary of Lazard Asset Management LLC (“LAM LLC”), is registered as a limited-purpose broker-dealer with the SEC and FINRA and in all 50 U.S. states, the District of Columbia and Puerto Rico.
Our U.S. broker-dealer subsidiaries, including LFNY, are subject to the SEC’s uniform net capital rule, Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the net capital rules of FINRA. The uniform net capital rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. FINRA may prohibit a member firm from expanding its business or paying cash dividends if it would result in net capital falling below FINRA’s requirements. In addition, our broker-dealer subsidiaries are subject to certain notification requirements related to withdrawals of excess net capital. Our broker-dealer subsidiaries are also subject to regulations, including the USA PATRIOT Act of 2001, which impose obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence and other compliance policies and procedures. Failure to comply with these requirements may result in monetary, regulatory and, in certain cases, criminal penalties.
Certain U.K. subsidiaries of Lazard Group, including Lazard & Co., Limited (“LCL”), Lazard Fund Managers Limited and Lazard Asset Management Limited, which we refer to in this Form 10-K as the “U.K. subsidiaries,” are authorized and regulated by the Financial Conduct Authority (the “FCA”), and are subject to various rules and regulations made by the FCA under the authorities conferred upon it by the Financial Services and Markets Act 2000, as amended by the Financial Services Act 2012.
Certain of our Asset Management subsidiaries are registered as investment advisors with the SEC. As a registered investment advisor, each is subject to the requirements of the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and the SEC’s regulations thereunder. Such requirements relate to, among other things, the relationship between an advisor and its advisory clients, general anti-fraud prohibitions, and conflicts of interest. LAM LLC serves as an investment advisor to several U.S. mutual funds which are registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Investment Company Act regulates, among other things, the relationship between a mutual fund and its investment advisor (and other service providers) and prohibits or severely restricts principal transactions between an advisor and its advisory clients, imposes record-keeping and reporting requirements, disclosure requirements, limitations on trades, and limitations on affiliated transactions and joint transactions. LAM Securities serves as an underwriter or distributor for mutual funds and private funds managed by LAM LLC and its subsidiaries (collectively, “LAM”), and as an introducing broker to Pershing LLC for unmanaged accounts of certain of LAM LLC’s private clients.
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

Executive Officers of the Registrant
Set forth below are the name, age, present title, principal occupation and certain biographical information for each of our executive officers as of January 24, 2025, all of whom have been appointed by, and serve at the discretion of, our board of directors.
Peter Orszag, 56
Mr. Orszag became Chairman of the Board of Directors of Lazard, Inc. and Lazard Group effective January 2025 and Chief Executive Officer and a Director of Lazard, Inc. and Lazard Group in October 2023. He previously served as Chief Executive Officer of Financial Advisory from June 2019 until September 2023. Prior to that he was Lazard’s Head of North American Mergers & Acquisitions since July 2018 and Global Co-Head of Healthcare since November 2016. Mr. Orszag joined Lazard in May 2016 as a Vice Chairman of Investment Banking from Citigroup, where he was Vice Chairman of Corporate and Investment Banking and Chairman of the Financial Strategy and Solutions Group from January 2011 to February 2016. Mr. Orszag served as the Director of the Office of Management and Budget in the Obama Administration from January 2009 to July 2010, and was the Director of the Congressional Budget Office from January 2007 to December 2008. Mr. Orszag is a member of the Board of Directors of the Peterson Institute for International Economics and the Mt. Sinai Medical Center, and is a member of the National Academy of Medicine.
Mary Ann Betsch, 46
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
Evan L. Russo, 50
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
Alexandra Soto, 56
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
Christian A. Weideman, 49
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
Our public website is http://www.lazard.com and the investor relations section thereof hosts our SEC filings. We will make available free of charge, on or through the investor relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request of any Lazard shareholder to the Investor Relations Department, are charters for the Company’s Audit Committee, Compensation Committee, Nominating & Governance Committee and Workplace and Culture Committee. Copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees are also posted on the investor relations section of our website in the corporate governance subsection. References to our website in this Form 10-K are provided as a convenience and the information contained on, or available through, our website is not part of this or any other report we file with or furnish to the SEC.

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
•Difficult market conditions can adversely affect our business in many ways, including by reducing the volume or value of transactions involving our Financial Advisory business and reducing the value or performance of the assets we manage in our Asset Management business.
•Consequences of geopolitical conditions, military conflicts, wars and acts of terrorism could adversely affect our business, financial condition and results of operations.
•Fluctuations in foreign currency exchange rates have in the past, and could again in the future, reduce our stockholders’ equity and net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM.
•Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios.
•Our business, financial condition and results of operations could be materially adversely affected by pandemics.
•Our failure to deal appropriately with actual, potential or perceived conflicts of interest could damage our reputation and materially adversely affect our business.
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
•If we are unable to successfully identify, hire and retain productive individuals, we may not be able to implement our growth strategy successfully.
•The financial services industry, and all of the businesses in which we operate, are intensely competitive.
•A substantial portion of our revenue is derived from Financial Advisory fees, which are not long-term contracted sources of revenue and are subject to intense competition, and declines in our Financial Advisory engagements could have a material adverse effect on our business, financial condition and results of operations.
•If the number of debt defaults, bankruptcies or other factors affecting demand for our Restructuring services declines, our Restructuring revenue would suffer.
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
•We may pursue new business lines, acquisitions, dispositions, reorganizations, joint ventures, cooperation agreements or other strategic alternatives that may result in additional risks and uncertainties in our business and could present unforeseen obstacles or costs.
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
•We are subject to reputational risks that could harm our business.
•Our international operations are subject to certain risks, which may affect our revenue.
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
•Expectations and regulations relating to ESG considerations expose us to potential liabilities, increased costs, reputational harm, and other adverse effects on our business.
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
•Changes in relevant tax laws or rates, changes in regulations, treaties or the interpretation of these items, or changes in the jurisdictional mix of our earnings could negatively impact our effective tax rate.
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

Risks Related to Economic and Current Conditions Impacting Us and our Business
Difficult market conditions can adversely affect our business in many ways, including by reducing the volume or value of transactions involving our Financial Advisory business and reducing the value or performance of the assets we manage in our Asset Management business, which, in each case, could materially reduce our revenue or income and adversely affect our financial position.
As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Unfavorable economic and market conditions have in the past adversely affected and could again in the future adversely affect our financial performance in both the Financial Advisory and Asset Management businesses. The future market and economic climate may deteriorate because of many factors, such as a general slowing of economic growth globally or regionally, periods of disruption or volatility in securities markets, volatility and tightening of liquidity in credit markets, volatility or significant realignments in currency markets, an evolving regulatory environment (and the timing and nature of regulatory reform), increases in interest rates, supply chain disruptions, inflation, corporate or sovereign defaults, natural disasters, pandemics, terrorism or political uncertainty or instability.
For example, revenue generated by our Financial Advisory business is directly related to the volume and value of the transactions in which we are involved. During periods of unfavorable or uncertain market or economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our Financial Advisory services and increasing price competition among financial services companies seeking such engagements. For example, changes, or proposed changes, to international trade and investment policies of the U.S. and other countries, such as new or increased tariffs, could negatively affect market activity levels, and the new U.S. presidential administration has increased tariffs on imports from China and proposed imposing or increasing tariffs on U.S. trading partners. Our results of operations would be adversely affected by any such reduction in the volume or value of M&A transactions. In addition, our profitability would be adversely affected due to our fixed costs and the possibility that we may be unable to reduce our variable costs without reducing revenue or within a timeframe sufficient to offset any decreases in revenue relating to changes in market and economic conditions.
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
Fluctuations in foreign currency exchange rates have in the past, and could again in the future, reduce our stockholders’ equity and net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM.
We are exposed to fluctuations in foreign currencies, including through advisory fees paid to our Financial Advisory business and management fees paid to our Asset Management business. Our financial statements are denominated in U.S. Dollars and, for the year ended December 31, 2024, we received a portion of our consolidated net revenue in other currencies, predominantly in Euros and British Pounds. In addition, we pay a portion of our expenses in such other currencies. The exchange rates of these currencies versus the U.S. Dollar affect the carrying value of our assets and liabilities as well as our revenues, expenses and net income. We do not generally hedge such foreign currency exchange rate exposure arising in our subsidiaries outside of the U.S. Fluctuations in foreign currency exchange rates may also make period to period comparisons of our results of operations difficult.
Fluctuations in foreign currency exchange rates also can impact the portfolios of our Asset Management clients. Client portfolios are invested in securities across the globe, although most portfolios are funded in a single base currency. Foreign currency exchange rate fluctuations can adversely impact investment performance for a client’s portfolio and also may affect the levels of our AUM. As our AUM include significant assets that are denominated in currencies other than U.S. Dollars, an increase in the value of the U.S. Dollar relative to non-U.S. currencies, with all other factors held constant, generally would result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S. Dollar-denominated revenue in our Asset Management business. As of December 31, 2024, AUM with foreign currency exposure represented approximately 62% of our total AUM.
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

Our failure to deal appropriately with actual, potential or perceived conflicts of interest could damage our reputation and materially adversely affect our business.
As we have expanded the scope of our businesses and client base, we increasingly confront actual, potential and perceived conflicts of interest relating to our Financial Advisory and Asset Management businesses. It is possible that actual, potential or perceived conflicts could give rise to client dissatisfaction, litigation or regulatory enforcement actions. Appropriately identifying and managing actual or perceived conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation which would materially adversely affect our business in a number of ways, including an inability to recruit additional professionals and a reluctance of potential clients and counterparties to do business with us. Additionally, client-imposed conflicts requirements could place additional limitations on us, for example, by limiting our ability to accept advisory engagements.
Policies, controls and procedures that we may be required to implement to address additional regulatory requirements, including as a result of additional foreign jurisdictions in which we operate, our underwriting activities, or to mitigate actual or potential conflicts of interest, may result in increased costs, including for additional personnel and infrastructure and information technology improvements, as well as limit our activities and reduce the benefit of positive synergies that we seek to cultivate across our businesses.
Risks Related to Our Business and Operations
Due to the nature of our business, financial results could differ significantly from period to period, which may make it difficult for us to achieve steady earnings growth on a quarterly basis.
We experience significant fluctuations in quarterly revenue and profits. These fluctuations generally can be attributed to the fact that we earn a substantial portion of our Financial Advisory revenue upon the successful completion of a transaction or a restructuring, the timing of which is uncertain and is not subject to our control. As a result, our Financial Advisory business is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, a client or counterparty could delay or terminate an acquisition transaction because of a failure to agree upon final terms, failure to obtain necessary regulatory consents or board of directors, acquirer’s or stockholders’ approval, failure to secure necessary financing, our client is outbid, adverse market conditions or because the seller’s business is experiencing unexpected operating or financial problems. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness, for example, due to a failure to reach agreement with its principal creditors. In addition, a bankruptcy court may deny our right to collect a success or completion fee. In these circumstances, other than in engagements where we receive retainers, we often do not receive any advisory fees other than the reimbursement of certain expenses, despite the fact that we devote resources to these transactions. Accordingly, the failure of one or more transactions to close either as anticipated or at all could cause significant fluctuations in quarterly revenue and profits and could materially adversely affect our business, financial condition and results of operations. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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

In general, our industry continues to experience change and be subject to significant competitive pressures with respect to the retention of top talent, which makes it more difficult for us to retain professionals. Loss of key employees may occur due to perceived opportunity for promotion, compensation levels or composition of compensation, work environment, retirement or the pursuit of philanthropic, civic or similar service opportunities or other individual reasons, some of which may be beyond our control. If managing directors and other key professional employees were to retire, join an existing competitor, form a competing company or otherwise leave us, we could need to replace them, and some of our clients could eventually choose to use the services of that competitor or some other competitor instead of our services. In any such event, our financial advisory fees, asset management fees or AUM could decline. The employment arrangements, non-competition agreements and retention agreements we have or will enter into with our managing directors and other key professional employees may not sufficiently prevent our managing directors and other key professional employees from resigning from practice or competing against us. In addition, these arrangements and agreements may face enforceability challenges and have a limited duration and expire after a certain period of time. We continue to be subject to intense competition in the financial services industry regarding the recruitment and retention of key professionals, and have experienced both departures from and additions to our professional ranks as a result.
Furthermore, we seek to align the interests of our managing directors and other key professional employees with those of our shareholders by awarding deferred compensation in the form of equity, and any change in our ability to grant such awards, including as a result of a shareholder vote against any of our equity incentive plans, could have a negative impact on our ability to promote such alignment. Certain changes to our employee compensation arrangements may result in increased compensation and benefits expense. In addition, any changes to the mix of cash and deferred incentive compensation granted to our employees may affect certain financial measures applicable to our business, including ratios of compensation and benefits expense to revenue, and may result in the issuance of increased levels of common stock to our employees upon vesting of restricted stock units, restricted stock awards, performance-based restricted stock units (“PRSUs”), profits interest participation rights (“PIPRs”) or other equity-based awards in a particular year. Our compensation levels, results of operations and financial position may be significantly affected by many factors, including general economic and market conditions, our operating and financial performance, staffing levels and competitive pay conditions.
If we are unable to successfully identify, hire and retain productive individuals, we may not be able to implement our growth strategy successfully.
Our growth strategy is based, in part, on our ability to attract and retain highly skilled and profitable senior professionals across all of our businesses. Due to competition from other firms, we may face difficulties in, or increases in the cost of, recruiting and retaining professionals of a caliber consistent with our business strategy. In particular, many of our competitors may be able to offer more attractive compensation packages or broader career opportunities. Additionally, it may take more than one year for us to determine whether new advisory professionals will be profitable or effective, during which time we may incur significant expenses and expend significant time and resources on training, integration and business development aimed at developing this new talent. Further, we may not be able to retain our professionals, which could result in increased recruiting expenses or our recruiting professionals at higher compensation levels. Failure to retain other key professionals, including maintaining adequate compensation levels, may materially adversely affect our business.
The financial services industry, and all of the businesses in which we operate, are intensely competitive.
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
We historically have earned a substantial portion of our revenue from advisory fees paid to us by our Financial Advisory clients, which usually are payable upon the successful completion of a particular transaction or restructuring. For example, for the year ended December 31, 2024, Financial Advisory services accounted for approximately 57% of our consolidated net revenue. We expect that we will continue to rely on Financial Advisory fees for a substantial portion of our revenue for the foreseeable future, and a decline in our Financial Advisory engagements or the market for financial advisory services would adversely affect our business, financial condition and results of operations.
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
If the number of debt defaults, bankruptcies or other factors affecting demand for our Restructuring services declines, our Restructuring revenue would suffer.
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
We provide private fund advisory and fundraising services for alternative investment strategies, including private equity and real estate. Additionally, we may provide financial advice in connection with private placements for private companies. Our ability to find suitable engagements and earn fees in these businesses depends on the availability of private and public capital for investments in illiquid assets. The availability of such capital depends on a number of factors, including many that are outside our control, such as the general macroeconomic environment, changes in the weight investors give to alternative asset investments as part of their overall investment portfolio among asset classes, and market liquidity and volatility. Further, certain investors, such as public pension plans, may have policies prohibiting the use of placement agents by fund sponsors or managers in connection with a limited partner’s investment. To the extent private and public capital focused on illiquid investment opportunities is limited by the foregoing or other circumstances, our fees generated by these services and, therefore, our results, may be adversely affected.
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
We have made, and in the future may make, principal investments in public or private companies or in alternative investments (including private equity funds) established by us, and we continue to hold principal investments directly or through funds managed by certain affiliates of Lazard, including Edgewater, as well as third parties. Making principal investments is risky, and we may lose some or all of the principal amount of our investments. Certain of these types of investments may be in relatively high-risk, illiquid assets. Because it may take several years before attractive alternative investment opportunities are identified, some or all of the capital committed by us to these funds is likely to be invested in government securities, other short-term, highly-rated debt securities and money market funds that traditionally have offered investors relatively lower returns. In addition, these investments are adjusted for accounting purposes to fair value at the end of each quarter, and any related gains or losses would affect our results of operations and could increase the volatility of our earnings, even though such fair value fluctuations may have no cash impact. It takes a substantial period of time to identify attractive alternative investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value of an investment through resale. Even if an alternative investment proves to be profitable, it may be several years or longer before any profits can be realized in cash or other proceeds.
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

We may pursue new business lines, acquisitions, dispositions, reorganizations, joint ventures, cooperation agreements or other strategic alternatives that may result in additional risks and uncertainties in our business and could present unforeseen obstacles or costs.
We routinely assess our strategic position and may in the future pursue new business lines, seek acquisitions, or evaluate other strategic alternatives to further enhance our competitive position. We have in the past pursued joint ventures and other transactions aimed at expanding the geography and scope of our operations. We expect to continue to explore new business lines, acquisitions, growth strategies and partnership or strategic alliance opportunities that we believe to be attractive. We may also evaluate strategic alternatives to restructure our business, including dispositions and reorganizations that we believe enhance shareholder value.
Any of these strategic actions involve a number of risks and present financial, managerial and operational challenges. These risks and challenges include potential disruption of our ongoing business and distraction of management, difficulty integrating personnel and financial and other systems, difficulty hiring additional management and other critical personnel and other challenges arising from the changes in scope, geographic diversity and complexity of our operations.
To the extent that we pursue business opportunities outside of the U.S. and our other principal business locations, including through acquisitions, dispositions, reorganizations, joint ventures or other strategic alternatives, we may become subject to political, economic, legal, operational, regulatory and other risks that are inherent in operating in a foreign country, including risks of potential price, capital and currency exchange controls, licensing requirements and other regulatory restrictions, as well as the risk of hostile actions against or affecting our business or people. As a result, any impact to our ability to remain in compliance with local laws in a particular foreign jurisdiction could adversely affect our businesses and our reputation.
In addition, our clients and other stakeholders may react unfavorably to our acquisition, disposition, reorganization, growth and joint venture strategies, new business lines, or other strategic alternatives, or we may not realize any anticipated benefits from such actions; we may be exposed to additional liabilities of any new business line, acquired business or joint venture; we may be exposed to litigation in connection with a new business line, acquisition, disposition, reorganization, growth or joint venture transaction; and we may not be able to renew on similar terms (or at all) previously successful joint ventures or similar arrangements, any of which could materially adversely affect our business, financial position and results of operations.
An inability to access the debt and equity capital markets as a result of our debt obligations, credit ratings or other factors could impair our liquidity, increase our borrowing costs or otherwise adversely affect our financial position or results of operations.
As of December 31, 2024, Lazard Group and its subsidiaries had approximately $1.7 billion in debt outstanding, of which $300 million, $500 million, $500 million and $400 million relate to Lazard Group senior notes that mature in 2027, 2028, 2029 and 2031, respectively. This debt has certain mandated payment obligations, which may constrain our ability to operate our business. If we decide to redeem or retire this debt before maturity, we may be required to pay a significant premium to do so, which may adversely impact our earnings and affect our financial position. In addition, in the future we may need to incur debt or issue equity in order to fund our working capital requirements or refinance existing indebtedness, as well as to make acquisitions and other investments. The amount of our debt obligations may impair our ability to raise debt or issue equity for financing purposes. Our access to funds also may be impaired if regulatory or governmental authorities take significant action against us or for a variety of other possible reasons. In addition, our borrowing costs and our access to the debt capital markets depend significantly on market factors, including benchmark interest rates, and our credit ratings. These ratings are assigned by rating agencies, which may reduce or withdraw their ratings or place us on “credit watch” with negative implications at any time.
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
In addition, we have and may continue to enter into joint ventures and partnerships and invest in entities in which we share ownership or management with unaffiliated third parties. In certain circumstances, we may not have complete control over governance, financial reporting, operations, legal and regulatory compliance or other matters relating to such joint ventures, partnerships or entities. As a result, we may face certain operating, financial, legal, regulatory compliance, reputational and other risks relating to these joint ventures, partnerships and entities, including risks related to the financial strength of such third parties; the willingness of such third parties to provide adequate funding for the joint venture, partnership or entity; differing goals, strategies, priorities or objectives between us and such third parties; our inability to unilaterally implement actions, policies or procedures with respect to the joint venture, partnership or entity that we believe are favorable; legal and regulatory compliance risks relating to actions of the joint venture, partnership, entity or such third parties; the risk that the actions of such third parties could damage our brand image and reputation; and the risk that we will be unable to resolve disputes with such third parties.
We are subject to reputational risks that could harm our business.
Maintaining our reputation is critical to our attracting and maintaining clients, investors and employees. If we fail to deal with, or appear to fail to deal with, various issues that may give rise to reputational risk, we could significantly harm our business prospects. These issues include, but are not limited to, any of the risks discussed in this Item 1A, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, cybersecurity and privacy, record keeping, and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. Further, negative publicity regarding us, whether or not true, may also result in harm to our prospects. There is no assurance that we will be able to successfully reverse the negative impact of allegations and rumors in the future and our potential failure to do so could have a material adverse effect on our business, financial position and results of operations.
Our international operations are subject to certain risks, which may affect revenue.
In 2024, we earned a significant portion of our revenues from our international operations. We intend to grow our non‑U.S. business, and this growth is important to our overall success. Our international operations carry special financial and business risks, which could include the following:

• greater difficulties in managing and staffing foreign operations;
• language and cultural differences;
• fluctuations in foreign currency exchange rates that could adversely affect our results;
• unexpected changes in trading policies, regulatory requirements, tariffs and other barriers;
• longer transaction cycles;
• higher operating costs;
• adverse consequences or restrictions on the repatriation of earnings and/or capital;
• potentially adverse tax consequences, such as trapped foreign losses;
• less stable political and economic environments; and
• civil disturbances or other catastrophic events that reduce business activity.

If our international business increases relative to our total business, these factors could have a more pronounced effect on our operating results.
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
Specific regulatory changes also may have a direct impact on the revenue of our Asset Management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. For example, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of client trades also pays for research and other eligible services that are used by investment advisors, has in the last several years been reexamined by different regulatory bodies and industry participants. Although a substantial portion of the research relied on by our Asset Management business in its investment decision-making processes is generated internally by our investment personnel, external research, including external research and other eligible services traditionally paid for with soft dollars, is also important to the process. This external research includes materials provided by broker-dealers and research firms, as well as eligible data and analytics services from various sources. In connection with the implementation of the EU Markets in Financial Instruments Directive II (“MiFID II”) in 2018, our Asset Management affiliates in France, Germany and the U.K. decided to pay for broker research services from their own resources. This has reduced our ability to utilize commissions to pay for research services and other soft dollar services in certain European jurisdictions. Similar pressures may come from future changes within the asset management industry itself, which may further increase our costs related to external research services. For the year ended December 31, 2024, our Asset Management business obtained research and other eligible services through third-party soft dollar arrangements, the total value of which we estimate to be approximately $24 million.
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
Expectations and regulations relating to ESG considerations expose us to potential liabilities, increased costs, reputational harm, and other adverse effects on our business.
As a financial services firm, we depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. Companies across all industries are facing increasing scrutiny from customers, clients, regulators, investors, and other stakeholders related to their ESG practices and disclosures. As a result, there is demand for information related to ESG factors, such as climate change, natural resources, waste reduction, energy, human capital, and risk oversight, including with respect to our supply chain, which expands the scope and complexity of matters that we are expected to assess and report.
We make statements about our ESG goals and initiatives through our Corporate Sustainability reporting and our Asset Management Sustainable Investing perspectives, which are available on our public websites. We may not achieve our ESG goals and initiatives. In addition, some stakeholders may disagree with our goals and initiatives. Any failure, or perceived failure, to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us or client dissatisfaction and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

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
We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2024. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could materially adversely affect our business.
Changes in relevant tax laws or rates, changes in regulations, treaties or the interpretation of these items or changes in the jurisdictional mix of our earnings could negatively impact our effective tax rate.
We are a multinational company subject to tax in multiple U.S. and foreign jurisdictions and we earn a significant amount of our income outside the U.S. A change in the mix of earnings and losses in countries with differing statutory tax rates may result in higher effective tax rates for the company. Our effective tax rate is based upon the application of currently enacted income tax laws, regulations and treaties, and upon our non-U.S. subsidiaries’ ability to qualify for benefits under those treaties and those laws, regulations and treaties, and the administrative and judicial interpretations of them are subject to change at any time and such changes may adversely impact our effective tax rate.
For example, the Tax Cuts and Jobs Act of 2017 includes several international provisions applicable to us and the Inflation Reduction Act of 2022 imposes, among other items, a 1% excise tax on net stock repurchases made by certain publicly traded corporations which may impact us and consequently, we continue to monitor guidance and regulations on such provisions. All of these provisions are complex and changes to such provisions or our interpretation of them could adversely impact our effective tax rate in future years.
Multiple levels of government, foreign legislatures and international organizations, such as the Organization for Economic Cooperation and Development (“OECD”) and the European Union, are increasingly focused on tax reform and have proposed and implemented tax legislation and regulations that could affect the taxation of multinational companies. For example, the implementation of the OECD directives may vary by country in which we operate and could unfavorably impact our overall tax rate.
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
As further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income Taxes” and Note 21 of Notes to Consolidated Financial Statements, the Second Amended and Restated Tax Receivable Agreement, dated as of October 26, 2015 (the “Amended and Restated Tax Receivable Agreement”), between Lazard and LTBP Trust, a Delaware statutory trust (the “Trust”), provides for the payment by our subsidiaries to the Trust of a significant portion of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of certain tax benefits that are subject to the Amended and Restated Tax Receivable Agreement. Any amount paid by our subsidiaries to the Trust will generally be distributed to the owners of the Trust, which includes certain of our executive officers, in proportion to their beneficial interests in the Trust. If the IRS successfully challenges the tax basis increases we receive, under certain circumstances, our subsidiaries may have made or could make payments under the Amended and Restated Tax Receivable Agreement in excess of our subsidiaries’ cash tax savings.
Risks Relating to Our Capital Structure
Lazard, Inc. is a holding company and, accordingly, depends upon distributions from Lazard Group to pay dividends and taxes and other expenses.
Lazard, Inc. is a holding company and has no independent means of generating significant revenue or cash. We control Lazard Group through our indirect control of both of the managing members of Lazard Group. Following the Conversion, all of our operating income is subject to U.S. federal corporate income taxes. In addition, our subsidiaries incur income taxes on the net taxable income of Lazard Group in their respective tax jurisdictions. We intend to continue to cause Lazard Group to make distributions to our subsidiaries in an amount sufficient to cover all applicable taxes payable by us and dividends, if any, declared by us. To the extent that our subsidiaries need funds to pay taxes on their share of Lazard Group’s net taxable income, or if Lazard, Inc. needs funds for any other purpose, and Lazard Group is restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our business, financial condition, results of operations and/or ability to return capital to our shareholders.
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
As a result, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate or correct. Although we believe the statements reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, achievements or events. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this Form 10-K to conform our prior statements to actual results or revised expectations and we do not intend to do so.
Forward-looking statements include, but are not limited to, statements about:
•financial goals, including ratios of adjusted compensation and benefits expense to adjusted net revenue;
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
•potential levels of expense, including adjusted compensation and benefits expense, and adjusted non-compensation expense;
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

Item 1B.    Unresolved Staff Comments
There are no unresolved written comments that were received from the SEC staff 180 days or more before December 31, 2024 relating to our periodic or current reports under the Exchange Act.
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
Our Internal Audit department regularly assesses and reports to the Audit Committee on the effectiveness of our cybersecurity and information technology controls. Our Audit Committee reviews the Company’s cybersecurity risk profile and risk management strategies at regular intervals. Management reviews with the Audit Committee categories of risk the Company faces, including cybersecurity risks, as well as the likelihood of the occurrence of cybersecurity risks, the potential impact of those risks and the steps management has taken to monitor, mitigate and control such risks. In addition, our CISO reports at least annually to the Board, and at least quarterly to the Board’s Audit Committee, with respect to cybersecurity risks, including those identified through review of our business, of rising threats in the industry, and of the current state of Lazard’s cybersecurity program. Updates on cybersecurity risks are reviewed at regular meetings of the Audit Committee and reported to the full Board.
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
Our disclosure controls and procedures provide for the CSIHT to report high severity cybersecurity incidents to an Assessment Committee, consisting of our CFO, CISO and General Counsel, among others, for an assessment of materiality. The Assessment Committee in consultation with third-party experts, as warranted, makes the incident materiality determination consistent with SEC guidance.
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
Item 2.    Properties
Lazard has offices located around the world. The following table lists the principal properties used for the Lazard organization as of December 31, 2024. As a general matter, one or both of our Financial Advisory and Asset Management segments (as well as our Corporate segment) uses the following properties.

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
As of January 24, 2025, there were approximately 17 holders of record of our common stock. This does not include the number of shareholders that hold shares in “street-name” through banks or broker-dealers.
On January 24, 2025, the last reported sales price for our common stock on the New York Stock Exchange was $53.90 per share.
Share Repurchases in the Fourth Quarter of 2024
The following table sets forth information regarding Lazard’s purchases of its common stock on a monthly basis during the fourth quarter of 2024. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2024
Share Repurchase Program (1)	–	$–	–	$356.2	million
Employee Transactions (2)	236	$50.43
November 1 – November 30, 2024
Share Repurchase Program (1)	80,679	$61.01	80,679	$351.2	million
Employee Transactions (2)	104	$50.90
December 1 – December 31, 2024
Share Repurchase Program (1), (3)	205,896	$51.72	205,896	$200.0	million
Employee Transactions (2)	2,419	$57.61
Total
Share Repurchase Program (1)	286,575	$54.34	286,575	$200.0	million
Employee Transactions (2)	2,759	$56.75
______________________
(1)The Board of Directors of Lazard authorized the repurchase of common stock as set forth in the table below as of December 31, 2024.

Date	Repurchase Authorization	Expiration
	($ in thousands)
February 2022	$300,000	December 31, 2024
July 2022	$500,000	December 31, 2024
July 2024	$200,000	December 31, 2026
The Company’s purchases under the share repurchase program over time are used to offset dilution from the shares that have been or will be issued under the Company’s 2018 Incentive Compensation Plan, as amended (the “2018 Plan”). Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions. The rate at which the Company purchases shares in connection with the share repurchase program may vary from period to period due to a variety of factors. Amounts shown in this line item include repurchases of common stock and exclude the shares of common stock withheld by the Company to meet the minimum statutory tax withholding requirements as described below. As of December 31, 2024, a total of $200 million of share repurchase authorization remained available under Lazard, Inc.’s share repurchase program which will expire on December 31, 2026.
(2)Under the terms of the 2018 Plan, upon the settlement of RSUs and PRSUs, shares of common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended December 31, 2024, the Company satisfied such obligations in lieu of issuing (i) 2,759 shares of common stock upon the settlement of 5,836 RSUs.
(3)Reflects expiration of $140.6 million share repurchase authorization on December 31, 2024.
Equity Compensation Plan Information
See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”
Stock Performance
The stock performance graph below compares the performance of an investment in our common stock, from December 31, 2019 through December 31, 2024, with that of the S&P 500 Index and the S&P Financial Index. The graph assumes $100 was invested at the close of business on December 31, 2019 in each of our common stock, the S&P 500 Index and the S&P Financial Index. It also assumes that dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Lazard
S&P Financial Index
S&P 500 Index
$250
$200
$150
$100
$50
$0
12/31/2019
12/31/2020
12/31/2021
12/30/2022
12/29/2023
12/29/2024

Other Matters
None.
Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Lazard’s consolidated financial statements and the related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those set forth in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” and elsewhere in this Form 10-K.
Business Summary
Founded in 1848, Lazard is one of the world's preeminent financial advisory and asset management firms, with operations in North and South America, Europe, the Middle East, Asia, and Australia. Lazard provides advice on mergers and acquisitions, capital markets and capital solutions, restructuring and liability management, geopolitics, and other strategic matters, as well as asset management and investment solutions to institutions, corporations, governments, partnerships, family offices, and high net worth individuals.
Our mission is to provide trusted, independent financial advice and investment solutions to our clients, backed by the intellectual capital of our firm. During our more than 175-year history, we have built a global network of relationships with key decision makers in business, government and investing institutions. This network is both a competitive strength and a powerful resource for Lazard and our clients. As a firm that competes on the quality of our advice, we have two fundamental assets: our people and our reputation.
We operate in cyclical businesses across multiple geographies, industries and asset classes. In recent years, we have deepened our sector expertise, enhanced our specialized insights in geopolitical advisory, and increased connectivity to private capital in our financial advisory business. In addition, we have invested in our global investment and distribution platform in our asset management business to further drive performance. Business and government leaders and global investors seek trusted advisors, and we believe that our business model as an independent advisor will continue to create opportunities for us to attract new clients and key personnel.
Our principal sources of revenue are derived from activities in the following business segments:
•Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services including M&A advisory, capital markets advisory, shareholder advisory, sovereign advisory, geopolitical advisory, restructuring and liability management, capital raising and placement, and other strategic matters; and
•Asset Management, which offers a broad range of global investment solutions and investment and wealth management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private wealth clients.
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
See “Business Segments” below for discussion of the adjusted operating results of our Financial Advisory, Asset Management and Corporate segments.
Business Environment and Outlook
Economic and global financial market conditions can materially affect our financial performance. As described above, our principal sources of revenue are derived from activities in our Financial Advisory and Asset Management business segments. Our Financial Advisory revenues are primarily dependent on the successful completion of merger, acquisition, sale, restructuring, capital raising or similar transactions, and our Asset Management revenues are primarily driven by the levels of AUM. Weak global economic and financial market conditions can result in a challenging business environment for M&A and capital-raising activity as well as our Asset Management business, however, may provide opportunities for our restructuring business.

While geopolitical uncertainty remains a consideration, we believe there are ongoing economic and market improvements relevant to our Financial Advisory and Asset Management businesses. The tailwinds for Financial Advisory continue to strengthen as technology and generative AI advances, the biotech revolution, global expansion in energy demand and efforts to derisk supply chains create opportunities for clients. In the U.S., shifts in the antitrust and regulatory environments may positively influence M&A decisions, and while a further decline in interest rates would be beneficial, they are largely secondary to these other factors in driving activity, in our view. In Asset Management, we see new vectors for growth in wealth management and active ETFs, along with the potential for renewed interest in diversification beyond a handful of very large U.S. equities.
Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.
•Financial Advisory—M&A announcements for deals greater than $500 million increased year-over-year and we remain actively engaged with our clients. The global scale and breadth of our Financial Advisory business, with strength in both the U.S. and Europe, as well as in public and private capital markets, enables us to advise on a wide range of strategic advisory and restructuring transactions across a variety of industries. Throughout 2024, we continued to see increased M&A activity occurring alongside higher levels of private capital transactions and greater restructuring and liability management assignments resulting from upcoming debt maturities. In addition, we continue to invest in our Financial Advisory business by selectively hiring talented senior professionals to enhance our capabilities and sector expertise in M&A, public and private capital markets, and restructuring.
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

	Year Ended December 31,
	2024	2023	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$2,922	$3,172	(8)%
Number	35,786	38,552	(7)%
Deals Greater than $500 million:
Value	$2,225	$2,422	(8)%
Number	1,099	1,047	5%
Announced M&A Transactions:
All deals:
Value	$3,545	$3,157	12%
Number	39,504	39,587	–%
Deals Greater than $500 million:
Value	$2,705	$2,374	14%
Number	1,264	1,112	14%
Completed Restructuring Transactions:
All deals:
Value	$317	$374	(15)%
Number	328	395	(17)%
________________________
Source:    Dealogic as of January 3, 2025.
Another measure of global restructuring activity is the number of corporate defaults, which decreased as compared to 2023. The number of defaulting issuers was 144 in 2024, according to Moody’s Investors Service, Inc., as compared to 164 in 2023.
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

Asset Management
The percentage change in major equity market indices (i) at December 31, 2024, as compared to such indices at December 31, 2023, and (ii) at December 31, 2023, as compared to such indices at December 31, 2022, is shown in the table below.

	Percentage Changes December 31,
	2024 vs 2023	2023 vs 2022
MSCI World Index	19%	24%
Euro Stoxx	12%	23%
MSCI Emerging Market	8%	10%
S&P 500	25%	26%
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

Our restructuring and liability management team advises on situations where our clients are financially distressed, providing advice on financial debt restructurings, liability management and M&A. Bankruptcy proceedings may require court approval of our fees. We also advise on both public and private debt and structured equity transactions, while the private capital advisory team provides fundraising and secondary advisory services for private equity, private credit, real estate and real assets-focused investment firms. Additionally, Lazard earns fees from providing strategic advice to clients, which may include shareholder advisory, geopolitical advisory and other strategic advisory matters, with such fees not being dependent on the completion of a transaction.

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
For hedge funds, incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks or thresholds. The Company records incentive fees on traditional products and hedge funds at the end of the relevant performance measurement period, when potential uncertainties regarding the ultimately realizable amounts have been determined. The incentive fee measurement period is generally an annual period (unless an account terminates or redemption occurs during the year). The incentive fees received at the end of the measurement period are not subject to reversal or payback. Incentive fees on hedge funds are often subject to loss carryforward provisions in which losses incurred by the hedge funds in any year are applied against certain gains realized by the hedge funds in future periods before any further incentive fees can be earned.
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
Corporate segment net revenue consists primarily of interest income and interest expense, investment gains and losses on the Company’s investments to seed strategies in our Asset Management business, net of hedging activities, and principal investments in private equity funds, as well as gains and losses on investments held in connection with Lazard Fund Interests (“LFI”). Corporate net revenue can fluctuate due to changes in the fair value of debt and equity securities, as well as due to changes in interest and currency exchange rates and the levels of cash, investments and indebtedness.
We use adjusted net revenue, a non-GAAP measure, for comparison of revenues between periods.
Operating Expenses
The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards, including (a) share-based incentive compensation under Lazard’s 2018 Incentive Compensation Plan, as amended (the “2018 Plan”) and (b) LFI and other similar deferred compensation arrangements, (iii) a provision for discretionary or guaranteed cash bonuses and profit pools and (iv) when applicable, severance payments and cash retention awards. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our actual and forecasted operating and financial performance, staffing levels, estimated forfeiture rates, competitive pay conditions and the nature of revenues earned, as well as the mix between current and deferred compensation. See Note 16 of Notes to Consolidated Financial Statements.

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
Provision for Income Taxes
On January 1, 2024, we completed our Conversion from an exempted company incorporated under the laws of Bermuda, named Lazard Ltd, to a U.S. C-Corporation named Lazard, Inc. Following the Conversion, all of our operating income is subject to U.S. federal corporate income taxes.
Lazard, Inc. is subject to U.S. federal income taxes on all of its income and, through its subsidiaries, is also subject to state and local taxes on its income apportioned to various state and local jurisdictions. Lazard Group operates principally through subsidiary corporations, including through those domiciled outside the U.S., that are subject to local income taxes in foreign jurisdictions. In addition, Lazard Group is subject to Unincorporated Business Tax (“UBT”) attributable to its operations apportioned to New York City.
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
Net Income Attributable to Noncontrolling Interests
Noncontrolling interests primarily consist of (i) amounts related to Edgewater’s management vehicles that the Company is deemed to control but not own, (ii) profits interest participation rights, (iii) consolidated VIE interests held by employees and (iv) Lazard Growth Acquisition Corp I (“LGAC”) interests through February 2023. See Notes 15 and 24 of Notes to Consolidated Financial Statements for information regarding the Company’s noncontrolling interests and consolidated VIEs.

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

	Year Ended December 31,
	2024	2023	2022
	($ in thousands)
Net Revenue	$3,051,837	$2,515,489	$2,773,571
Operating Expenses:
Compensation and benefits	2,003,212	1,946,010	1,656,451
Non-compensation	670,390	693,330	601,481
Benefit pursuant to tax receivable agreement	(8,237)	(43,894)	(1,209)
Total operating expenses	2,665,365	2,595,446	2,256,723
Operating Income (Loss)	386,472	(79,957)	516,848
Provision (benefit) for income taxes	99,764	(22,650)	124,365
Net Income (Loss)	286,708	(57,307)	392,483
Less - Net Income Attributable to Noncontrolling Interests	6,796	18,172	34,966
Net Income (Loss) Attributable to Lazard	$279,912	$(75,479)	$357,517
Operating Income (Loss), as a % of net revenue	12.7%	(3.2)%	18.6%
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

	Year Ended December 31,
	2024	2023	2022
	($ in thousands)
Lazard, Inc. Adjusted Net Revenue:
Net revenue - U.S. GAAP basis	$3,051,837	$2,515,489	$2,773,571
Adjustments:
Revenue related to noncontrolling interests and similar arrangements (a)	(29,553)	(30,190)	(49,073)
(Gains) losses related to Lazard Fund Interests ("LFI") and other similar arrangements (b)	(16,176)	(41,463)	44,261
Distribution fees, reimbursable deal costs, provision for credit losses and other (c)	(90,665)	(105,681)	(76,229)
Interest expense (d)	87,795	77,457	76,528
Asset impairment charges	–	19,129	–
Losses associated with cost-saving initiatives (e)	587	4,878	–
Gain on sale of property (f)	(114,271)	–	–
Adjusted net revenue (g)	$2,889,554	$2,439,619	$2,769,058
________________________
(a)Revenue or loss related to the consolidation of noncontrolling interests and similar arrangements are excluded from adjusted net revenue because the Company has no economic interest in such amounts.
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
(e)Represents losses associated with the closing of certain offices as part of the cost-saving initiatives, including the reclassification of currency translation adjustments to earnings from accumulated other comprehensive losses in the years ended December 31, 2024 and 2023 and transactions related to foreign currency exchange in the year ended December 31, 2023.
(f)Represents gain on the sale of an owned office building.
(g)Adjusted net revenue is a non-GAAP measure.

	Year Ended December 31,
	2024	2023	2022
	($ in thousands)
Lazard, Inc. Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$2,003,212	$1,946,010	$1,656,451
Adjustments:
Compensation and benefits expense related to noncontrolling interests and similar arrangements (a)	(19,961)	(9,233)	(10,855)
(Charges) credits pertaining to LFI and other similar arrangements (b)	(16,176)	(41,463)	44,261
Expenses associated with cost-saving initiatives	(46,610)	(182,103)	–
Expenses associated with sale of property (c)	(17,002)	–	–
Expenses associated with senior management transition (d)	–	(10,674)	(33,019)
Adjusted compensation and benefits expense (e)	$1,903,463	$1,702,537	$1,656,838
Adjusted compensation and benefits expense, as a % of adjusted net revenue (e)	65.9%	69.8%	59.8%

________________________
(a)Expenses related to the consolidation of noncontrolling interests and similar arrangements are excluded because the Company has no economic interest in such amounts.
(b)Represents changes in the fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards, for which a corresponding equal amount is excluded from adjusted net revenue.
(c)Represents estimated statutory profit-sharing expenses associated with the sale of an owned office building.
(d)Represents expenses associated with senior management transition reflecting the departure of certain executive officers.
(e)Adjusted compensation and benefits expense and adjusted compensation and benefits expense, as a percentage of adjusted net revenue are non-GAAP measures.

	Year Ended December 31,
	2024	2023	2022
	($ in thousands)
Lazard, Inc. Adjusted Non-Compensation Expense:
Total non-compensation expense	$670,390	$693,330	$601,481
Adjustments:
Non-compensation expense related to noncontrolling interests and similar arrangements (a)	(2,805)	(2,788)	(3,255)
Distribution fees, reimbursable deal costs, provision for credit losses and other (b)	(90,665)	(105,681)	(76,229)
Amortization and other acquisition-related costs	(242)	(334)	(60)
Expenses associated with cost-saving initiatives	(1,532)	(13,023)	–
Expenses related to office space reorganization (c)	–	–	(3,764)
Adjusted non-compensation expense (d)	$575,146	$571,504	$518,173
Adjusted non-compensation expense, as a % of adjusted net revenue (d)	19.9%	23.4%	18.7%
________________________
(a)Expenses related to the consolidation of noncontrolling interests and similar arrangements are excluded because the Company has no economic interest in such amounts.

(b)Represents certain distribution, introducer and management fees paid to third parties, reimbursable deal costs and provision for credit losses relating to fees and other receivables that are deemed uncollectible for which an equal amount is included for purposes of determining adjusted net revenue.
(c)Represents building depreciation and other costs related to office space reorganization.
(d)Adjusted non-compensation expense and adjusted non-compensation expense, as a percentage of adjusted net revenue are non-GAAP measures.

	Year Ended December 31,
	2024	2023	2022
	($ in thousands)
Lazard, Inc. Adjusted Operating Income:
Operating income (loss)	$386,472	$(79,957)	$516,848
Adjustments:
Operating income related to noncontrolling interests and similar arrangements	(6,787)	(18,169)	(34,963)
Interest expense	87,795	77,457	76,528
Amortization and other acquisition-related costs	242	334	60
Asset impairment charges	–	19,129	–
Losses associated with cost-saving initiatives	587	4,878	–
Expenses associated with cost saving initiatives	48,142	195,126	–
Gain on sale of property	(114,271)	–	–
Expenses associated with sale of property	17,002	–	–
Expenses related to office space reorganization	–	–	3,764
Expenses associated with senior management transition	–	10,674	33,019
Benefit pursuant to tax receivable agreement obligation ("TRA") (a)	(8,237)	(43,894)	(1,209)
Adjusted operating income (b)	$410,945	$165,578	$594,047
Adjusted operating income, as a % of adjusted net revenue (b)	14.2%	6.8%	21.5%
_________________
(a)Represents the effect of the periodic revaluation of the TRA liability.
(b)Adjusted operating income and adjusted operating income, as a percentage of adjusted net revenue are non-GAAP measures.

Headcount information is set forth below:

	As of December 31,
	2024	2023	2022
Headcount:
Managing Directors:
Financial Advisory	194	210	212
Asset Management	124	114	120
Corporate	21	26	25
Total Managing Directors	339	350	357
Other Business Segment Professionals and Support Staff:
Financial Advisory	1,363	1,393	1,463
Asset Management	1,117	1,107	1,105
Corporate	444	441	477
Total	3,263	3,291	3,402

A review of our operating results for the year ended December 31, 2024 compared to our operating results for the year ended December 31, 2023 appears below. A detailed review of our operating results for the year ended December 31, 2023 compared to the year ended December 31, 2022 is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results”.
Lazard, Inc. Operating Results
Year Ended December 31, 2024 versus December 31, 2023
The Company reported net income attributable to Lazard, Inc. of $280 million, as compared to net loss attributable to Lazard, Inc. of $75 million in 2023.
Net revenue increased $536 million, or 21%, with adjusted net revenue increasing $450 million, or 18%, as compared to 2023. Fee revenue from investment banking and other advisory activities increased $363 million, or 26%, as compared to 2023. Asset management fees, including incentive fees, increased $37 million, or 3%, as compared to 2023. In the aggregate, interest income, other revenue and interest expense increased $136 million, as compared to 2023, primarily due to a gain on sale of property of $114 million in 2024 as compared to losses incurred from the impairment of equity method investments and the liquidation of LGAC in 2023. This increase was partially offset by lower gains in 2024 as compared to 2023 attributable to investments held in connection with LFI.
Compensation and benefits expense, which included $47 million associated with the cost-saving initiatives in 2024, increased $57 million, or 3%, as compared to 2023, which included $182 million associated with the cost-saving initiatives.
Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $1,903 million, an increase of $201 million, or 12%, as compared to $1,703 million in 2023. The ratio of adjusted compensation and benefits expense to adjusted net revenue was 65.9% for 2024, as compared to 69.8% for 2023.
Non-compensation expense decreased $23 million, or 3%, as compared to 2023, which included $13 million associated with the cost-saving initiatives. Adjusted non-compensation expense increased $4 million, or 1%, as compared to 2023. The ratio of adjusted non-compensation expense to adjusted net revenue was 19.9% for 2024, as compared to 23.4% for 2023.
The Company reported operating income of $386 million, as compared to an operating loss of $80 million in 2023.
Adjusted operating income increased $245 million, or 148%, as compared to 2023, and as a percentage of adjusted net revenue was 14.2%, as compared to 6.8% in 2023.
The provision (benefit) for income taxes reflects an effective tax rate of 25.8%, as compared to 28.3% in 2023. See Note 19 of Notes to Consolidated Financial Statements.
Net income attributable to noncontrolling interests decreased $11 million as compared to 2023. See Note 15 of Notes to Consolidated Financial Statements.
For additional discussion of the drivers of our adjusted operating results for the period, see “Business Segments” below.
Business Segments
The following is a discussion of net revenue, adjusted net revenue, adjusted compensation and benefits expense, adjusted non-compensation expense, and adjusted operating income (loss) for the Company’s segments: Financial Advisory, Asset Management and Corporate. Adjusted compensation and benefits expense and adjusted non-compensation expense include costs directly incurred by each segment, with certain adjustments.
Adjusted net revenue, adjusted operating income, and adjusted operating income as a percentage of adjusted net revenue, are non-GAAP measures in the tables below.

The Company previously disclosed each segment’s operating results on a U.S. GAAP basis. In the applicable tables below, the comparable prior year information has been recast to reflect the updated measures used by management. See Note 23 of Notes to Consolidated Financial Statements for further information regarding segments.
Financial Advisory
The following table summarizes the adjusted operating results attributable to the Financial Advisory segment:

	Year Ended December 31,
	2024	2023	2022
	($ in thousands)
Net revenue - U.S. GAAP basis	$1,756,183	$1,385,357	$1,666,156
Adjustments:
Reimbursable deal costs, provision for credit losses and other	(25,764)	(30,565)	(13,827)
Interest expense	43	219	93
Losses associated with cost-saving initiatives	587	1,824	–
Total adjustments (a)	(25,134)	(28,522)	(13,734)
Adjusted net revenue (b)	1,731,049	1,356,835	1,652,422
Adjusted compensation and benefits expense	1,132,017	1,014,352	939,164
Adjusted non-compensation expense	202,007	193,661	184,439
Adjusted operating income (b)	$397,025	$148,822	$528,819
Adjusted operating income, as a % of adjusted net revenue (b)	22.9%	11.0%	32.0%
________________________
(a) Total adjustments equal the “other segment items” in Note 23 of Notes to Consolidated Financial Statements. See “Consolidated Results of Operations” above for further information on the adjustments.
(b) Adjusted net revenue, adjusted operating income, and adjusted operating income as a percentage of adjusted net revenue are non-GAAP measures.
Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Year Ended December 31,
	2024	2023	2022
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	344	299	304
Percentage of total Financial Advisory net revenue from top 10 clients (a)	19%	19%	19%
Number of M&A transactions completed with values greater than $500 million (b)	80	56	91
________________________
(a)No individual client constituted more than 10% of our Financial Advisory segment net revenue in the years ended December 31, 2024, 2023 and 2022.
(b)Source: Dealogic as of January 3, 2025.
The geographical distribution of Financial Advisory adjusted net revenue is set forth below in percentage terms and is based on the Lazard offices that generate Financial Advisory adjusted net revenue, which are located in the Americas

(primarily in the U.S.), EMEA (primarily in the U.K., France, Germany, Italy and Spain) and the Asia Pacific region and therefore may not be reflective of the geography in which the clients are located.

	Year Ended December 31,
	2024	2023	2022
Americas	60%	55%	59%
EMEA	39	44	40
Asia Pacific	1	1	1
Total	100%	100%	100%
The Company’s managing directors and many of its professionals have significant experience, and many of them are able to use this experience to advise on a combination of M&A, restructuring and other strategic advisory matters, depending on clients’ needs. This adaptability enables Lazard to more effectively deploy its professionals based on the often counter-cyclical nature of restructuring as compared to our M&A business. While Lazard measures revenue by practice area, Lazard does not separately measure the costs or profitability of M&A services as compared to restructuring or other services. Accordingly, Lazard measures performance in its Financial Advisory segment based on overall segment adjusted net revenue and adjusted operating income margins.
Financial Advisory Results of Operations
Year Ended December 31, 2024 versus December 31, 2023
Financial Advisory net revenue increased $371 million, or 27%, as compared to 2023. Financial Advisory adjusted net revenue increased $374 million, or 28%, as compared to 2023. The increase in Financial Advisory net revenue and adjusted net revenue was primarily driven by an increased number of completed M&A transactions with values greater than $500 million as compared to 2023.
Adjusted compensation and benefits expense increased $118 million, or 12% as compared to 2023, primarily associated with increased adjusted net revenue.
Adjusted non-compensation expense increased $8 million, or 4%, as compared to 2023, primarily due to increased professional services and occupancy and equipment expenses.
Adjusted operating income was $397 million, an increase of $248 million, or 167%, as compared to adjusted operating income of $149 million in 2023, and as a percentage of adjusted net revenue was 22.9%, as compared to 11% in 2023.
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

The following table shows the composition of AUM for the Asset Management segment (see Item 1, “Business—Principal Business Lines—Asset Management—Investment Strategies”):

	As of December 31,
	2024	2023	2022
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$27,926	$25,288	$21,557
Global	49,058	53,528	46,861
Local	49,750	52,208	47,504
Multi-Regional	48,204	59,114	51,473
Total Equity	174,938	190,138	167,395
Fixed Income:
Emerging Markets	6,919	9,525	8,944
Global	11,138	10,762	11,029
Local	5,617	6,080	5,352
Multi-Regional	19,612	21,740	18,061
Total Fixed Income	43,286	48,107	43,386
Alternative Investments	2,917	3,330	3,812
Private Wealth Alternative Investments	3,097	2,799	–
Private Equity	1,514	1,623	1,038
Cash Management	569	654	494
Total AUM	$226,321	$246,651	$216,125
Total AUM at December 31, 2024 was $226 billion, a decrease of $20 billion, or 8%, as compared to total AUM of $247 billion at December 31, 2023, due to net outflows and foreign exchange depreciation, partially offset by market appreciation. Average AUM for the year ended December 31, 2024 increased $10 billion, or 4%, as compared to 2023.
Our top ten clients accounted for 32%, 29% and 27% of our total AUM at December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, approximately 82% of our AUM was managed on behalf of institutional and intermediary clients, including corporations, labor unions, pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors compared to 85% as of December 31, 2023. As of December 31, 2024, approximately 18% of our AUM was managed on behalf of individual client relationships compared to 15% as of December 31, 2023.
As of December 31, 2024, AUM with foreign currency exposure represented approximately 62% of our total AUM as compared to 64% at December 31, 2023. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$190,138	$24,698	$(57,064)	$(32,366)	$22,744	$(5,578)	$174,938
Fixed Income	48,107	8,221	(10,861)	(2,640)	276	(2,457)	43,286
Other	8,406	1,899	(2,569)	(670)	436	(75)	8,097
Total	$246,651	$34,818	$(70,494)	$(35,676)	$23,456	$(8,110)	$226,321
Net flows were primarily driven by outflows in Global, Local and Multi-Regional Equity platforms and Emerging Markets Fixed Income platform.

	Year Ended December 31, 2023
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$167,395	$24,545	$(31,097)	$(6,552)	$28,125	$1,170	$190,138
Fixed Income	43,386	9,476	(9,192)	284	3,236	1,201	48,107
Other	5,344	5,233	(2,507)	2,726	290	46	8,406
Total	$216,125	$39,254	$(42,796)	$(3,542)	$31,651	$2,417	$246,651
Inflows include approximately $3.9 billion related to a wealth management acquisition.

	Year Ended December 31, 2022
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$221,006	$23,495	$(39,319)	$(15,824)	$(30,438)	$(7,349)	$167,395
Fixed Income	46,286	9,890	(10,488)	(598)	(688)	(1,614)	43,386
Other	6,447	2,645	(3,138)	(493)	(418)	(192)	5,344
Total	$273,739	$36,030	$(52,945)	$(16,915)	$(31,544)	$(9,155)	$216,125

Average AUM for the years ended December 31, 2024, 2023 and 2022 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Year Ended December 31,
	2024	2023	2022
	($ in millions)
Average AUM by Asset Class:
Equity	$188,445	$179,435	$179,178
Fixed Income	46,383	45,842	42,093
Alternative Investments	3,040	3,792	4,167
Private Wealth Alternative Investments	2,923	2,276	–
Private Equity	1,509	1,121	1,165
Cash Management	703	632	841
Total Average AUM	$243,003	$233,098	$227,444
The following table summarizes the adjusted operating results attributable to the Asset Management segment:

	Year Ended December 31,
	2024	2023	2022
	($ in thousands)
Net revenue - U.S. GAAP basis	$1,186,977	$1,151,496	$1,204,927
Adjustments:
Revenue related to noncontrolling interests and similar arrangements	(22,214)	(16,332)	(43,875)
Distribution fees and other	(64,901)	(67,616)	(62,395)
Interest expense	12	11	8
Total adjustments (a)	(87,103)	(83,937)	(106,262)
Adjusted net revenue (b)	1,099,874	1,067,559	1,098,665
Adjusted compensation and benefits expense	603,333	545,308	557,887
Adjusted non-compensation expense	229,960	218,903	205,061
Adjusted operating income (b)	$266,581	$303,348	$335,717
Adjusted operating income, as a % of adjusted net revenue (b)	24.2%	28.4%	30.6%
________________________
(a) Total adjustments equal the “other segment items” in Note 23 of Notes to Consolidated Financial Statements. See “Consolidated Results of Operations” above for further information on the adjustments.
(b) Adjusted net revenue, operating income, and adjusted operating income as a percentage of adjusted net revenue are non-GAAP measures.
No individual client constituted more than 10% of our Asset Management segment net revenue in the years ended December 31, 2024, 2023 and 2022.

The geographical distribution of Asset Management adjusted net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Year Ended December 31,
	2024	2023	2022
Americas	44%	43%	48%
EMEA	43	44	40
Asia Pacific	13	13	12
Total	100%	100%	100%
Asset Management Results of Operations
Year Ended December 31, 2024 versus December 31, 2023
Asset Management net revenue increased $35 million, or 3%, as compared to 2023. Asset Management adjusted net revenue increased $32 million, or 3%, as compared to 2023. Management fees and other revenue, on an adjusted basis, was $1,057 million, an increase of $19 million, or 2%, as compared to $1,038 million in 2023. Incentive fees, on an adjusted basis, were $43 million, an increase of $13 million, as compared to $30 million in 2023.
Adjusted compensation and benefits expense increased $58 million, or 11%, as compared to 2023, primarily associated with increased adjusted net revenue.
Adjusted non-compensation expense increased $11 million, or 5%, as compared to 2023, primarily due to increased marketing and business development and technology and information services expenses.
Asset Management adjusted operating income was $267 million, a decrease of $37 million, or 12%, as compared to adjusted operating income of $303 million in 2023, and as a percentage of adjusted net revenue was 24.2%, as compared to 28.4% in 2023.
Corporate
The following table summarizes the reported adjusted operating results attributable to the Corporate segment:

	Year Ended December 31,
	2024	2023	2022
	($ in thousands)
Net revenue (loss) - U.S. GAAP basis	$108,677	$(21,364)	$(97,512)
Adjustments:
Revenue related to noncontrolling interests and similar arrangements	(7,339)	(13,858)	(5,198)
(Gains) losses related to Lazard Fund Interests (“LFI”) and other similar arrangements	(16,176)	(41,463)	44,261
Provision for credit losses and other	–	(7,500)	(7)
Interest expense	87,740	77,227	76,427
Asset impairment charges	–	19,129	–
Losses associated with cost-saving initiatives	–	3,054	–
Gain on sale of property	(114,271)	–	–
Total adjustments (a)	(50,046)	36,589	115,483
Adjusted net revenue (b)	58,631	15,225	17,971
Adjusted compensation and benefits expense	168,113	142,877	159,787
Adjusted non-compensation expense	143,179	158,940	128,673
Adjusted operating loss (b)	$(252,661)	$(286,592)	$(270,489)

________________________
(a) Total adjustments equal the “other segment items” in Note 23 of Notes to Consolidated Financial Statements. See “Consolidated Results of Operations” above for further information on the adjustments.
(b) Adjusted net revenue and adjusted operating loss are non-GAAP measures.
Corporate Results of Operations
Year Ended December 31, 2024 versus December 31, 2023
Corporate net revenue, which included a gain on sale of property of $114 million in 2024, as compared to losses incurred from the impairment of equity method investments and the liquidation of LGAC in 2023, increased $130 million as compared to 2023. This increase was partially offset by lower gains in 2024 as compared to 2023 attributable to investments held in connection with LFI.
Corporate adjusted net revenue increased $43 million, as compared to 2023, primarily due to increased interest income in 2024 as compared to losses from the liquidation of LGAC in 2023.
Adjusted compensation and benefits expense, including centrally managed costs, increased $25 million, or 18%, as compared to 2023, primarily associated with increased total firm adjusted net revenue.
Adjusted non-compensation expense, including centrally managed costs, decreased $16 million, or 10%, as compared to 2023, primarily due to decreased professional services and occupancy and equipment expenses.
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

Summary of Cash Flows:

	Year Ended December 31,
	2024	2023	2022
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income (loss)	$287	$(57)	$392
Adjustments to reconcile net income to net cash provided by operating activities (a)	440	463	551
Other operating activities (b)	16	(241)	(110)
Net cash provided by operating activities	743	165	833
Investing activities	134	(38)	(56)
Financing activities (c)	(440)	(1,571)	(1,382)
Effect of exchange rate changes	(53)	30	(186)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	384	(1,414)	(791)
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	1,225	2,639	3,430
End of Period	$1,609	$1,225	$2,639
________________________
(a)Consists primarily of amortization of deferred expenses and share-based incentive compensation, noncash lease expenses, depreciation and amortization of property, gain on sale of owned office building and deferred tax provision (benefit).
(b)Includes net changes in operating assets and liabilities.
(c)Consists primarily of purchases of shares of common stock, tax withholdings related to the settlement of vested RSUs and vested PRSUs, common stock dividends, changes in customer deposits, distributions to noncontrolling interest holders, activity related to borrowings (including in 2024, the issuance of the 2031 Notes and redemption of the 2025 Notes), distributions to redeemable noncontrolling interests associated with LGAC’s redemption of all its outstanding Class A ordinary shares in 2023.
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
Liquidity is significantly impacted by cash payments for incentive compensation, a significant portion of which are made during the first three months of the year. As a consequence, cash on hand generally declines in the beginning of the year and gradually builds over the remainder of the year. We also make payments during the year on behalf of certain managing directors for their estimated taxes, which serve to reduce their respective incentive compensation payments. Additionally, we made payments through 2024 relating to severance and other employee termination costs associated with the cost-saving initiatives. (See Note 18 of Notes to Consolidated Financial Statements). Also see “Senior Debt” below for senior debt refinancing in the first quarter of 2024.
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
We regularly monitor our liquidity position, including cash levels, lease obligations, investments, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of common stock, compensation and matters relating to liquidity and to compliance with regulatory net capital requirements. At December 31, 2024, Lazard had approximately $1,308 million of cash and cash equivalents, including approximately $671 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings and we expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations. In the first half of 2025, we plan to make additional investments to seed our Asset Management strategies including in connection with the upcoming launch of actively managed ETFs.
As of December 31, 2024, the Company’s remaining lease obligations were $77 million for 2025, $142 million from 2026 through 2027, $140 million from 2028 through 2029 and $263 million from 2030 through 2039.
As of December 31, 2024, Lazard had approximately $209 million in unused lines of credit available to it, including a $200 million, five-year, senior revolving credit facility under the Second Amended and Restated Credit Agreement among Lazard Group LLC, the Banks from time to time party thereto and Citibank, N.A., as Administrative Agent (as amended from time to time, the “Second Amended and Restated Credit Agreement”).
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
The Second Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00, provided that the Consolidated Leverage Ratio may be greater than 3.25 to 1.00 for four (consecutive or nonconsecutive) quarters so long as it is not greater than 3.50 to 1.00 on the last day of any such quarter, or (ii) its Consolidated Interest Coverage Ratio (as defined in the Second Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. No amounts were outstanding under the Second Amended and Restated Credit Agreement as of December 31, 2024.
In addition, the Second Amended and Restated Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At December 31, 2024, the Company was in compliance with all financial and nonfinancial provisions.
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

Senior Debt
The table below sets forth our corporate indebtedness as of December 31, 2024 and 2023. The agreements with respect to this indebtedness are discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-K.

		Outstanding as of
		December 31, 2024			December 31, 2023
Senior Debt	Annual Interest Rate	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2025 Senior Notes	3.75%	$–	$–	$–	$400.0	$0.5	$399.5
Lazard Group 2027 Senior Notes	3.625%	300.0	1.2	298.8	300.0	1.3	298.7
Lazard Group 2028 Senior Notes	4.50%	500.0	3.8	496.2	500.0	4.0	496.0
Lazard Group 2029 Senior Notes	4.375%	500.0	3.9	496.1	500.0	4.0	496.0
Lazard Group 2031 Senior Notes	6.00%	400.0	4.1	$395.9	–	–	–
		$1,700.0	$13.0	$1,687.0	$1,700.0	$9.8	$1,690.2
In the first quarter of 2024, Lazard Group issued $400 million of 6.0% senior notes due March 2031 to refinance the upcoming maturity of our 2025 Notes. At that time we used part of the net proceeds to purchase in a tender offer $236 million of the 2025 Notes and on December 12, 2024, the remaining $164 million aggregate principal amount of the 2025 notes were redeemed or otherwise retired.
The indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants (none of which relate to financial condition), events of default and other customary provisions. At December 31, 2024, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.
Guarantor Information
On December 12, 2024, Lazard, Inc. provided an unconditional and irrevocable guarantee for the repayment of the Lazard Group 2027 Notes, 2028 Notes, 2029 Notes and 2031 Notes (collectively, the “Lazard Group Senior Notes”), and on December 23, 2024, the Second Amended and Restated Credit Agreement was amended (such amendment, the “First Amendment to Second Amended and Restated Credit Agreement”), pursuant to which Lazard, Inc. provided an unconditional and irrevocable guarantee for Lazard Group's obligations under the Second Amended and Restated Credit Agreement. See Note 13 of Notes to Consolidated Financial Statements for additional information regarding senior debt.
As permitted under Rule 13-01 of Regulation S-X, Lazard, Inc. has excluded summarized financial information for Lazard Group in this Form 10-K because the combined assets, liabilities and results of operations of Lazard Group for the period were not materially different than the corresponding amounts in Lazard, Inc.’s consolidated financial statements presented herein and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.
Stockholders’ Equity
At December 31, 2024, total stockholders’ equity was $685 million, as compared to $482 million and $675 million at December 31, 2023 and 2022, respectively, including $636 million, $424 million and $556 million attributable to

Lazard, Inc. on the respective dates. The net activity in stockholders’ equity during the years ended December 31, 2024 and 2023 is reflected in the table below:

	Year Ended December 31,
	2024	2023
	($ in millions)
Stockholders’ Equity - Beginning of Year	$482	$675
Increase (decrease) due to:
Net income (loss) (a)	281	(69)
Other comprehensive income (loss)	(37)	6
Amortization of share-based incentive compensation	278	251
Purchase of common stock	(60)	(102)
Settlement of share-based incentive compensation (b)	(66)	(54)
Common stock dividends	(179)	(173)
LFI Consolidated Funds	–	(74)
Other - net	(14)	22
Stockholders’ Equity - End of Year	$685	$482
________________________
(a)Excludes net income associated with redeemable noncontrolling interests of $6 million and $12 million in 2024 and 2023, respectively.
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

Year Ended December 31:	Number of Shares Purchased	Average Price Per Share
2022	19,666,798	$35.17
2023	2,782,662	$36.67
2024	1,409,988	$42.20
As of December 31, 2024, a total of $200 million of share repurchase authorization remained available under Lazard, Inc.’s share repurchase program which will expire on December 31, 2026. As of January 24, 2025, our total outstanding share repurchase authorization was approximately $180 million.
During the year ended December 31, 2024, Lazard, Inc. had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.
On January 29, 2025, the Board of Directors of Lazard declared a quarterly dividend of $0.50 per share on our common stock. The dividend is payable on February 21, 2025, to stockholders of record on February 10, 2025.
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
The allowance for credit losses involves judgment including the incorporation of historical loss experience and assessment of risk characteristics of our clients. The charge-off rate based on historical credit loss experience is an average annual rate estimated using the most recent two years of charge-off data. When assessing risk characteristics of individual clients, we considered the macroeconomic environment in the local market, our collection experience and recent communication with the client, as well as any potential future engagement with the client.
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
Certain of our tax-paying entities have individually experienced losses on a cumulative three-year basis or have tax attributes that may expire unused. In addition, some of our tax-paying entities have recorded a valuation allowance on substantially all of their deferred tax assets due to the combined effect of operating losses in certain subsidiaries of these entities as well as foreign taxes that together limit their ability to eliminate residual U.S. tax liability. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets held by these entities will be realized. Consequently, we have recorded valuation allowances on deferred tax assets held by these entities as of December 31, 2024.
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
The Company currently does not expect a payment will be made against the TRA obligation within the next 12 months.

Goodwill
Goodwill has an indefinite life and is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In 2024, the Company changed its goodwill impairment testing date from November 1 to October 1 to align impairment testing procedures with its quarter-end financial reporting. The change was applied prospectively and was not material to the Company’s consolidated financial statements as it did not delay, accelerate or avoid an impairment charge.The Company performs a qualitative assessment about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of actually calculating the fair value of the reporting unit. The qualitative assessment includes significant judgment on the business outlook assumptions of each reporting unit based on historical data, current economic conditions, stock performance and industry trends. If events indicate that it is more likely than not that the reporting unit’s fair value is less than its carrying value, the Company performs a quantitative assessment to determine the fair value of the reporting unit and compares it to its carrying values. If the carrying value of a reporting unit exceeds its fair value, the Company would recognize an impairment loss equal to the excess. The goodwill impairment tests indicated no reporting units were at risk of impairment. See Note 11 of Notes to Consolidated Financial Statements for additional information regarding goodwill.
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
Seed investments held in entities in which the Company maintained a controlling financial interest were $111 million in ten entities as of December 31, 2024, as compared to $114 million in eleven entities as of December 31, 2023. LFI investments held in entities in which the Company maintained a controlling financial interest were $93 million in nine entities as of December 31, 2024, as compared to $144 million in nine entities as of December 31, 2023.
As of December 31, 2024 and 2023, the Company did not consolidate any seed investment entities or LFI investment entities, with the exception of the consolidation of certain LFI funds (see Note 24 of Notes to Consolidated Financial Statements). As such, seed investments and substantially all of LFI investments included in “investments” on the consolidated statements of financial condition represented the Company’s economic interest in the seed and LFI investments.

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
Data relating to investments is set forth below:

	December 31,
	2024	2023
	($ in thousands)
Seed investments by asset class:
Debt	$–	$4,285
Equity (a)	123,457	112,807
Fixed income	20,751	15,860
Alternative investments	34,161	33,073
Private equity	16,785	19,361
Total seed investments	195,154	185,386
Other investments owned:
Private equity	7,570	10,963
Fixed income and other	2,266	2,119
Total other investments owned	9,836	13,082
Subtotal	204,990	198,468
Private equity consolidated, not owned	19,057	16,494
Equity method	16,899	-
LFI	374,001	487,002
Total investments	$614,947	$701,964
________________________
(a)At December 31, 2024 and 2023, seed investments in directly owned equity securities were invested as follows:

	December 31,
	2024	2023
Percentage invested in:
Financials	16%	14%
Consumer	31	32
Industrial	14	15
Technology	22	20
Other	17	19
Total	100%	100%

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
Equity Market Price Risk—At December 31, 2024 and 2023, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $164 million and $150 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $0.9 million as of December 31, 2024 and a net increase of approximately $0.2 million as of December 31, 2023 in the carrying value of such investments, including the effect of the hedging transactions.
Interest Rate and Credit Spread Risk—At December 31, 2024 and 2023, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $24 million and $18 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a net increase of approximately $0.6 million as of December 31, 2024 and would not result in a net change in the carrying value of such investments as of December 31, 2023, including the effect of the hedging transactions.
Foreign Exchange Rate Risk—At December 31, 2024 and 2023, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities and, at December 31, 2023, private equity investments, was $65 million and $69 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a net decrease of approximately $2.0 million in the carrying value of such investments as of both December 31, 2024 and 2023, including the effect of the hedging transactions.
Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At December 31, 2024 and 2023, the Company’s exposure to changes in fair value of such investments was approximately $24 million and $30 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $2.4 million and $3.0 million in the carrying value of such investments as of December 31, 2024 and 2023, respectively.
For additional information regarding risks associated with our investments, see Item 1A, “Risk Factors—Other Business Risks—Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios”.
Risks Related to Receivables
We maintain an allowance for credit losses to provide coverage for expected losses from our receivables. At December 31, 2024, total receivables amounted to $754 million, net of an allowance for credit losses of $32 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 85% and 15% of total receivables, respectively. At December 31, 2023, total receivables amounted to $762 million, net of an allowance for credit losses of $29 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 74% and 26% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 5 of Notes to Consolidated Financial Statements for additional information regarding receivables.
LFG and LFB offer wealth management and banking services to high net worth individuals and families. At December 31, 2024 and 2023, customers and other receivables included $83 million and $86 million, respectively, of such LFB loans which are fully collateralized and monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans. Therefore, there was no allowance for credit losses required at those dates related to such receivables.
Credit Concentrations
The Company monitors its exposures to individual counterparties and diversifies where appropriate to reduce the exposure to concentrations of credit.
Risks Related to Derivatives
Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain investments that seed strategies in our Asset Management business. Derivative contracts are recorded at fair value. In entering into derivative agreements, the Company is subject to counterparty risk. Net derivative assets amounted to $4 million and $3 million at December 31, 2024 and 2023, respectively, and net derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements amounted to $3 million at both December 31, 2024 and 2023.
The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $271 million and $365 million at December 31, 2024 and 2023, respectively.
Risks Related to Cash and Cash Equivalents and Corporate Indebtedness
A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of December 31, 2024, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $13 million in the event interest rates were to increase by 1% and decrease by approximately $13 million if rates were to decrease by 1%.
As of December 31, 2024, the Company’s cash and cash equivalents totaled approximately $1,308 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world and (iii) in short-term certificates of deposit from such banks. Cash and cash equivalents are continuously monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.
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

Item 8.    Financial Statements and Supplementary Data

Index to Consolidated Financial Statements	Page

Management’s Report on Internal Control Over Financial Reporting	69

Reports of Independent Registered Public Accounting Firm	70

Consolidated Statements of Financial Condition as of December 31, 2024 and 2023	73

Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022	75

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022	76

Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	77

Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interests for the years ended December 31, 2024, 2023 and 2022	79

Notes to Consolidated Financial Statements	82

Supplemental Financial Information	128

Financial Statement Schedules

Schedule I—Condensed Financial Information of Registrant (Parent Company Only)

Condensed Statements of Financial Condition as of December 31, 2024 and 2023	F-2

Condensed Statements of Operations for the years ended December 31, 2024, 2023 and 2022	F-3

Condensed Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022	F-4

Condensed Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	F-5

Notes to Condensed Financial Statements	F-6

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited the Company’s internal control over financial reporting as of December 31, 2024, as stated in their report which appears under “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Lazard, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lazard, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and schedule as listed in the Index at Item 8 as of and for the year ended December 31, 2024, of the Company and our report dated February 24, 2025, expressed an unqualified opinion on those consolidated financial statements and schedule.
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
February 24, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Lazard, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Lazard, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in stockholders’ equity and redeemable noncontrolling interests for each of the three years in the period ended December 31, 2024, the related notes and the schedule listed in the Index at Item 8 (collectively the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
/s/ Deloitte & Touche LLP
New York, New York
February 24, 2025
We have served as the Company’s auditor since 2000.

LAZARD, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2024 AND 2023
(dollars in thousands, except for per share data)

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$1,308,218	$971,316
Deposits with banks and short-term investments	268,684	219,576
Restricted cash	32,466	34,091
Receivables (net of allowance for credit losses of $32,033 and $28,503 at December 31, 2024 and 2023, respectively):
Fees	640,567	560,552
Customers and other	113,056	201,767
	753,623	762,319
Investments	614,947	701,964
Property (net of accumulated amortization and depreciation of $332,840 and $414,547 at December 31, 2024 and 2023, respectively, including $72,921 of property held for sale at December 31, 2023)	160,402	232,516
Operating lease right-of-use assets	434,938	407,213
Goodwill and other intangible assets (net of accumulated amortization of $67,711 and $67,681 at December 31, 2024 and 2023, respectively)	393,575	394,928
Deferred tax assets	479,582	497,340
Other assets	347,558	414,518
Total Assets	$4,793,993	$4,635,781

See notes to consolidated financial statements.

LAZARD, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2024 AND 2023
(dollars in thousands, except for per share data)

	December 31,
	2024	2023
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$308,213	$443,262
Accrued compensation and benefits	844,953	781,375
Operating lease liabilities	505,483	485,191
Tax receivable agreement obligation	75,899	115,087
Senior debt	1,687,052	1,690,200
Deferred tax liabilities	1,084	3,857
Other liabilities	606,526	546,947
Total Liabilities	4,029,210	4,065,919
Commitments and contingencies
Redeemable noncontrolling interests	79,629	87,675
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and 2023	–	–
Common stock:
Par value $.01 per share (500,000,000 shares authorized; 112,766,091 shares issued at December 31, 2024 and 2023, including shares held by subsidiaries)	1,128	1,128
Additional paid-in-capital	327,810	247,204
Retained earnings	1,472,113	1,402,636
Accumulated other comprehensive loss, net of tax	(326,742)	(289,950)
	1,474,309	1,361,018
Common stock held by subsidiaries, at cost (22,467,315 and 25,340,287 shares at December 31, 2024 and 2023, respectively)	(838,069)	(937,259)
Total Lazard Stockholders’ Equity	636,240	423,759
Noncontrolling interests	48,914	58,428
Total Stockholders’ Equity	685,154	482,187
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$4,793,993	$4,635,781

See notes to consolidated financial statements.

LAZARD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(dollars in thousands, except for per share data)

	Year Ended December 31,
	2024	2023	2022
REVENUE
Investment banking and other advisory fees	$1,747,198	$1,383,799	$1,659,079
Asset management fees	1,115,014	1,077,753	1,125,955
Interest income	53,604	42,022	29,457
Other	224,088	89,588	40,602
Total revenue	3,139,904	2,593,162	2,855,093
Interest expense	88,067	77,673	81,522
Net revenue	3,051,837	2,515,489	2,773,571
OPERATING EXPENSES
Compensation and benefits	2,003,212	1,946,010	1,656,451
Occupancy and equipment	132,935	131,117	122,251
Marketing and business development	99,446	99,357	83,103
Technology and information services	183,524	189,670	171,702
Professional services	87,109	89,308	69,535
Fund administration and outsourced services	107,173	110,878	109,978
Benefit pursuant to tax receivable agreement	(8,237)	(43,894)	(1,209)
Other	60,203	73,000	44,912
Total operating expenses	2,665,365	2,595,446	2,256,723
OPERATING INCOME (LOSS)	386,472	(79,957)	516,848
Provision (benefit) for income taxes	99,764	(22,650)	124,365
NET INCOME (LOSS)	286,708	(57,307)	392,483
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	6,796	18,172	34,966
NET INCOME (LOSS) ATTRIBUTABLE TO LAZARD	$279,912	$(75,479)	$357,517
ATTRIBUTABLE TO LAZARD COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	93,139,352	88,993,985	95,664,129
Diluted	102,392,171	88,993,985	100,997,674
NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
Basic	$2.93	$(0.90)	$3.68
Diluted	$2.68	$(0.90)	$3.51

See notes to consolidated financial statements.

LAZARD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
NET INCOME (LOSS)	$286,708	$(57,307)	$392,483
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments:
Currency translation adjustments before reclassification	(36,923)	31,107	(64,778)
Adjustment for items reclassified to earnings	–	1,826	32
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $1,069, $(7,606) and $(5,978) for the years ended December 31, 2024, 2023 and 2022, respectively)	1,716	(24,510)	(11,413)
Prior service cost (net of tax benefit of $2,747 and $2,567 for the years ended December 31, 2024 and 2023, respectively)	(8,225)	(7,751)	–
Adjustment for items reclassified to earnings (net of tax expense of $1,926, $1,521 and $994 for the years ended December 31, 2024, 2023 and 2022, respectively)	6,579	5,233	4,152
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(36,853)	5,905	(72,007)
COMPREHENSIVE INCOME (LOSS)	249,855	(51,402)	320,476
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	6,735	18,173	34,966
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO LAZARD	$243,120	$(69,575)	$285,510

See notes to consolidated financial statements.

LAZARD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$286,708	$(57,307)	$392,483
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred expenses and share-based incentive compensation	448,487	429,857	406,302
Noncash lease expense	66,807	63,552	60,624
Depreciation and amortization of property	36,281	42,853	42,336
Currency translation adjustment reclassification	–	1,826	32
Deferred tax provision (benefit)	11,068	(81,068)	42,709
Benefit pursuant to tax receivable agreement	(8,237)	(43,894)	(1,209)
Gain on sale of owned office building	(114,271)	–	–
Impairment of equity method investments and other receivables	–	22,981	–
Impairment of assets associated with cost-saving initiatives	–	8,801	–
Loss on LGAC liquidation	–	17,929	–
Other adjustments	(280)	–	–
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	(3,577)	(100,501)	140,745
Investments	72,716	(145,010)	178,025
Other assets	(65,341)	(47,671)	(55,444)
Accrued compensation and benefits and other liabilities	12,467	52,314	(372,619)
Net cash provided by operating activities	742,828	164,662	833,984
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(45,498)	(28,297)	(49,511)
Proceeds from sale of property	194,283	–	–
Purchase of equity method investment	(17,488)	–	–
Purchase of debt securities	(98,350)	–	–
Proceeds from sales and maturities of debt securities	100,000	–	–
Other disposals of property	2,110	490	573
Acquisition of business, net of cash acquired	–	(10,516)	–
Other investing activities	(985)	–	(7,500)
Net cash provided by (used in) investing activities	134,072	(38,323)	(56,438)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for) customer deposits, net	(48,484)	(572,025)	(373,044)
Proceeds from:
Issuance of senior debt, net of expenses	395,961	–	–
Contributions from noncontrolling interests	2,411	2,077	514
Payments for:
Extinguishment of senior debt	(399,149)	–	–
Distributions to noncontrolling interests	(1,822)	(5,802)	(32,051)
Tax receivable agreement	(30,951)	(32,208)	(21,036)
Distribution to redeemable noncontrolling interests in connection with LGAC redemption	–	(585,891)	–
Purchase of common stock	(59,500)	(102,051)	(691,705)
Common stock dividends	(179,017)	(173,075)	(181,880)
Settlement of share-based incentive compensation in satisfaction of tax withholding requirements	(64,344)	(54,529)	(61,916)
LFI Consolidated Funds redemptions	(35,607)	(35,238)	(10,020)
Other financing activities	(19,167)	(12,452)	(10,897)
Net cash used in financing activities	(439,669)	(1,571,194)	(1,382,035)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(52,846)	30,438	(186,125)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	384,385	(1,414,417)	(790,614)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— January 1	1,224,983	2,639,400	3,430,014
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— December 31	$1,609,368	$1,224,983	$2,639,400

See notes to consolidated financial statements.

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:

	December 31,
	2024	2023	2022
Cash and cash equivalents	$1,308,218	$971,316	$1,234,773
Deposits with banks and short-term investments	268,684	219,576	779,246
Restricted cash	32,466	34,091	625,381
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$1,609,368	$1,224,983	$2,639,400

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$84,423	$73,684	$77,441
Income taxes, net of refunds	$33,971	$44,230	$144,312

See notes to consolidated financial statements.

LAZARD, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held By Subsidiaries		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares (*)	$				Shares	$
Balance - January 1, 2024	112,766,091	$1,128	$247,204	$1,402,636	$(289,950)	25,340,287	$(937,259)	$423,759	$58,428	$482,187	$87,675
Comprehensive income (loss):
Net income				279,912				279,912	991	280,903	5,805
Other comprehensive loss - net of tax					(36,792)			(36,792)	(61)	(36,853)
Amortization of share-based incentive compensation			275,121					275,121	2,622	277,743
Dividend equivalents			30,378	(31,418)				(1,040)	(14,896)	(15,936)
Common stock dividends ($2.00 per share)				(179,017)				(179,017)		(179,017)
Purchase of common stock						1,409,988	(59,500)	(59,500)		(59,500)
Delivery of common stock in connection with share-based incentive compensation and related tax expense of $1,341			(225,480)			(4,279,314)	158,554	(66,926)	1,241	(65,685)
Business acquisitions and related equity transactions:
Common stock issuable			1,235					1,235		1,235
Delivery of common stock			(142)			(3,790)	142	–		–
Contributions from noncontrolling interests, net									589	589
LFI Consolidated Funds											(13,851)
Other			(506)			144	(6)	(512)		(512)
Balance - December 31, 2024	112,766,091	$1,128	$327,810	$1,472,113	$(326,742)	22,467,315	$(838,069)	$636,240	$48,914	$685,154	$79,629

See notes to consolidated financial statements.

LAZARD, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held By Subsidiaries		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares (*)	$				Shares	$
Balance - January 1, 2023	112,766,091	$1,128	$167,890	$1,676,713	$(295,854)	26,814,213	$(993,414)	$556,463	$118,936	$675,399	$583,471
Comprehensive income (loss):
Net income (loss)				(75,479)				(75,479)	6,191	(69,288)	11,981
Other comprehensive income - net of tax					5,904			5,904	1	5,905
Amortization of share-based incentive compensation			244,931					244,931	5,639	250,570
Dividend equivalents			24,615	(25,523)				(908)	(10,692)	(11,600)
Common stock dividends ($2.00 per share)				(173,075)				(173,075)		(173,075)
Purchase of common stock						2,782,662	(102,051)	(102,051)		(102,051)
Delivery of common stock in connection with share-based incentive compensation and related tax benefit of $253			(216,762)			(4,220,444)	156,822	(59,940)	5,664	(54,276)
Business acquisitions and related equity transactions:
Common stock issuable			1,775					1,775		1,775
Delivery of common stock			(1,533)			(41,384)	1,533	–		–
Distributions to noncontrolling interests, net									(3,725)	(3,725)
LFI Consolidated Funds									(74,164)	(74,164)	77,525
Change in redemption value of redeemable noncontrolling interests			(412)					(412)	(177)	(589)	589
LGAC liquidation:
Distribution to redeemable noncontrolling interests											(585,891)
Reversal to net loss of amounts previously charged to additional paid-in-capital and noncontrolling interests			13,195					13,195	4,734	17,929
Reversal of deferred offering costs liability			14,087					14,087	6,038	20,125
Other			(582)			5,240	(149)	(731)	(17)	(748)
Balance - December 31, 2023	112,766,091	$1,128	$247,204	$1,402,636	$(289,950)	25,340,287	$(937,259)	$423,759	$58,428	$482,187	$87,675

See notes to consolidated financial statements.

LAZARD, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held By Subsidiaries		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares (*)	$				Shares	$
Balance - January 1, 2022	112,766,091	$1,128	$144,729	$1,560,636	$(223,847)	12,046,140	$(507,426)	$975,220	$102,744	$1,077,964	$575,000
Comprehensive income (loss):
Net income				357,517				357,517	20,954	378,471	14,012
Other comprehensive loss - net of tax					(72,007)			(72,007)		(72,007)
Amortization of share-based incentive compensation			227,177					227,177	13,464	240,641
Dividend equivalents			18,026	(19,001)				(975)	(9,897)	(10,872)
Common stock dividends ($1.94 per share)				(181,880)				(181,880)		(181,880)
Purchase of common stock						19,666,798	(691,705)	(691,705)		(691,705)
Delivery of common stock in connection with share-based incentive compensation and related tax benefit of $6,441			(224,383)	(40,559)		(4,906,386)	205,957	(58,985)	3,508	(55,477)
Distributions to noncontrolling interests, net								-	(31,537)	(31,537)
LFI Consolidated Funds								-	18,279	18,279
Change in redemption value of redeemable noncontrolling interests			3,879					3,879	1,662	5,541	(5,541)
Other			(1,538)			7,661	(240)	(1,778)	(241)	(2,019)
Balance - December 31, 2022	112,766,091	$1,128	$167,890	$1,676,713	$(295,854)	26,814,213	$(993,414)	$556,463	$118,936	$675,399	$583,471
________________________
(*) Includes 112,766,091 shares of the Company’s common stock issued at December 31, 2024, 2023 and 2022.

See notes to consolidated financial statements.

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except for per share data, unless otherwise noted)

1.    ORGANIZATION AND BASIS OF PRESENTATION
Organization
Lazard, Inc. is one of the world’s preeminent financial advisory and asset management firms, incorporated in Delaware that specializes in crafting solutions to the complex financial and strategic challenges of our clients. Lazard provides advice on mergers and acquisitions, capital markets and capital solutions, restructuring and liability management, geopolitics, and other strategic matters, as well as asset management and investment solutions to institutions, corporations, governments, partnerships, family offices, and high net worth individuals.
On January 1, 2024, Lazard completed its conversion (the “Conversion”) from an exempted company incorporated under the laws of Bermuda named Lazard Ltd to a U.S. C-Corporation named Lazard, Inc. Pursuant to the Conversion, each share of Lazard Ltd common stock was converted into one share of Lazard, Inc. common stock. References to “Lazard” or the “Company” refer to (i) Lazard, Inc. and its subsidiaries following the Conversion and (ii) Lazard Ltd and its subsidiaries prior to the Conversion. As the Conversion became effective on January 1, 2024, the accompanying financial statements and related notes as of December 31, 2023 and 2022 reflect Lazard as an exempted company incorporated under the laws of Bermuda named Lazard Ltd.
Lazard, Inc. indirectly held 100% of all outstanding common membership interests of Lazard Group LLC, a Delaware limited liability company (collectively referred to, together with its subsidiaries, as “Lazard Group”) as of December 31, 2024 and 2023. Lazard, Inc., through its control of the managing members of Lazard Group, controls Lazard Group, which is governed by an Amended and Restated Operating Agreement that is effective as of January 1, 2023 (the “Operating Agreement”).
Lazard, Inc.’s primary operating asset is its indirect ownership of the common membership interests of, and managing member interests in, Lazard Group, whose principal operating activities are included in two business segments:
•Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services including mergers and acquisitions (“M&A”) advisory, capital markets advisory, shareholder advisory, sovereign advisory, geopolitical advisory, restructuring and liability management, capital raising and placement, and other strategic matters; and
•Asset Management, which offers a broad range of global investment solutions and investment and wealth management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private wealth clients.
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

LAZARD, INC.
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
The consolidated financial statements include Lazard, Inc. and its subsidiaries, including Lazard Group and Lazard Group’s principal operating subsidiaries: Lazard Frères & Co. LLC (“LFNY”), a New York limited liability company, along with its subsidiaries, including Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”); the French limited liability companies Compagnie Financière Lazard Frères SAS (“CFLF”), along with its subsidiaries, Lazard Frères Banque SA (“LFB”) and Lazard Frères Gestion SAS (“LFG”), and Maison Lazard SAS and its subsidiaries; and Lazard & Co., Limited (“LCL”), through Lazard & Co., Holdings Limited (“LCH”), an English private limited company, together with their jointly owned affiliates and subsidiaries.
Amortization and other acquisition-related costs are reported in “operating expenses-other” in the consolidated statements of operations and “amortization of deferred expenses and share-based incentive compensation” in the consolidated statements of cash flows. Such amounts were previously reported separately. Prior year information has been recast to reflect the updated presentation.
2.    SIGNIFICANT ACCOUNTING POLICIES
The accounting policies below relate to reported amounts and disclosures in the consolidated financial statements.
Foreign Currency —The consolidated financial statements are presented in U.S. Dollars. Many of the Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. Dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. Dollars at year-end exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. Dollars are reported in “accumulated other comprehensive income (loss), net of tax” (“AOCI”). Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of operations. Foreign currency remeasurement gains (losses), net of gains and losses from forward foreign currency exchange rate contracts (see Note 8) amounted to $2,846, $(5,574) and $399 for the years ended December 31, 2024, 2023 and 2022, respectively, and are included in “revenue-other” on the respective consolidated statements of operations.
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

LAZARD, INC.
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
Restricted Cash—Primarily represents escrowed cash balances that the Company cannot access prior to meeting certain requirements and other restricted cash deposits made by the Company, including those to satisfy the requirements of clearing organizations.
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
Receivables are stated net of an estimated allowance for credit losses determined in accordance with the CECL model for general credit risk of the overall portfolio and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute.
For fee receivables, the allowance for credit losses is determined together for all Financial Advisory fees, except for Private Capital Advisory given the different nature of the business, client composition, and risk characteristics. An allowance for credit losses is determined separately for Private Capital Advisory fees. In addition, a separate allowance for credit losses is determined for all Asset Management fees. The allowances are measured by the application of an average charge-off rate, determined annually based on historical bad debt charge-off experience, to the fee receivable balance of the respective services, adjusted for the specific allowance recognized based on current conditions of individual clients. The current conditions are considered on a quarterly basis and include the aging of the receivables, the client’s ability to make payments, and the Company’s relationship with the client. In addition, the Company also performs a qualitative assessment on a quarterly basis to monitor economic factors and other uncertainties that may require additional adjustment to the expected credit losses allowance.
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

LAZARD, INC.
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
The Company has elected the fair value option for certain investments held by asset management funds that would otherwise have been accounted for using the equity method of accounting. Accounting for these investments at fair value is consistent with how the Company accounts for other investments held by asset management funds. The fair value of such investments is generally based on quoted prices in an active market. Changes in fair value are recorded in earnings and reflected in “revenue-other” in the consolidated statements of operations.
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
Property-net—Property is stated at cost less accumulated depreciation and amortization. Buildings are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are capitalized and are amortized over the lesser of the economic useful life of the improvement or the remaining term of the lease. Depreciation of furniture and equipment, including computer hardware and software, is determined on a straight-line basis using estimated useful lives. Depreciation and amortization expenses aggregating $36,281, $42,853 and $42,336 for the years ended December 31, 2024, 2023 and 2022, respectively, are included on the consolidated statements of operations in “occupancy and equipment” or “technology and information services”, depending on the nature of the underlying asset. Repairs and maintenance are expensed as incurred.
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
Goodwill and Other Intangible Assets—Goodwill has an indefinite life and is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In 2024, the Company changed its goodwill impairment testing date from November 1 to October 1 to align impairment testing procedures with its quarter-end financial reporting. The change was applied prospectively and was not material to the Company’s consolidated financial statements as it did not delay, accelerate or avoid an impairment charge. The Company performs a qualitative assessment about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of actually calculating the fair value of the reporting unit. If events indicate that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company performs a quantitative assessment to determine the fair value of the reporting unit and compares it to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the Company would recognize an impairment loss equal to the excess.

LAZARD, INC.
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

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

Redeemable Noncontrolling Interests—See Notes 15 and 24 for information regarding consolidated VIE interests held by employees.
Investment Banking and Other Advisory Fees —Fees for Financial Advisory services are recorded when: (i) a contract with a client has been identified, (ii) the performance obligations in the contract have been identified, (iii) the fee or other transaction price has been determined, (iv) the fee or other transaction price has been allocated to each performance obligation in the contract, and (v) the Company has satisfied the applicable performance obligation. The expenses that are directly related to such transactions are recorded as incurred and presented within operating expenses when the Company is primarily responsible for fulfilling the promise of the arrangement. Revenues associated with the reimbursement of such expenses are recorded when the Company is contractually entitled to reimbursement and presented within investment banking and other advisory fees. Revenues are recorded net of taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, and collected from clients.
Asset Management Fees—Fees for Asset Management services are primarily comprised of management fees and incentive fees. Management fees are derived from fees for investment management and other services provided to clients. Revenue is recorded in accordance with the same five criteria as Financial Advisory fees, which generally results in management fees being recorded on a daily, monthly or quarterly basis, primarily based on a percentage of client assets managed. Fees vary with the type of assets managed, with higher fees earned on equity assets, alternative investment (such as hedge fund) and private equity funds, and lower fees earned on fixed income and money market products. Expenses that are directly related to the sale or distribution of fund interests are recorded as incurred and presented within operating expenses when the Company is primarily responsible for fulfilling the promise of the arrangement. Revenues associated with the reimbursement of such expenses are recorded when the Company is contractually entitled to reimbursement and presented within asset management fees. Revenues are recorded net of taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, and collected from clients.
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

LAZARD, INC.
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
3.    RECENT ACCOUNTING DEVELOPMENTS
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures—In November 2023, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about each reportable segment’s expenses. The amendments include new annual and interim disclosure requirements primarily related to significant segment expenses, reportable segments’ profit or loss, and information on the chief operating decision maker. The Company has adopted the new guidance and updated its segment disclosures in Note 23.
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
Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards — In March 2024, the FASB issued an accounting standard update that provides guidance in determining whether profits interest

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

and similar awards should be accounted for as share-based arrangements within the scope of Topic 718. The amendments are effective for annual and interim periods beginning after December 15, 2024, and shall be applied either retrospectively or prospectively. The Company will apply the new guidance prospectively to any profits interest and similar awards granted or modified on or after the date of adoption. The Company does not expect the adoption to result in a material impact to its financial statements.
Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses — In November 2024, the FASB issued an accounting standard update to require additional information about the types of expenses in commonly presented expense captions. The amendments are effective for annual periods beginning after December 15, 2026, and the subsequent interim periods, with early adoption permitted. The amendments shall be applied either prospectively or retrospectively. The Company is currently evaluating the new guidance.
4.    REVENUE RECOGNITION
The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Year Ended December 31,
	2024	2023	2022
Net Revenue:
Financial Advisory (a)	$1,756,183	$1,385,357	$1,666,156

Asset Management:
Management fees and other (b)	$1,135,447	$1,121,950	$1,137,583
Incentive fees (c)	51,530	29,546	67,344
Total Asset Management	$1,186,977	$1,151,496	$1,204,927
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

LAZARD, INC.
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
At December 31, 2024, the Company had deferred revenue of $136,536 included in “other liabilities” on the consolidated statements of financial condition. During the year ended December 31, 2024, the Company recognized $24,821 in revenue that was included in the deferred revenue balance as of December 31, 2023 of $140,417.
5.    RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES
The Company’s receivables represent fee receivables, amounts due from customers and other receivables. Where applicable, receivables are stated net of an estimated allowance for credit losses determined in accordance with the CECL model.
Of the Company’s fee receivables at December 31, 2024 and 2023, $130,682 and $113,929, respectively, represented financing receivables for our Private Capital Advisory fees.
At December 31, 2024 and 2023, customers and other receivables included $82,985 and $86,412, respectively, of customer loans provided by LFB to high net worth individuals and families, which are fully collateralized and monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of both December 31, 2024 and 2023.
The aggregate carrying amount of other fees and customers and other receivables was $539,956 and $561,978 at December 31, 2024 and 2023, respectively.
Activity in the allowance for credit losses for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
	2024	2023	2022
Beginning Balance	$28,503	$17,738	$33,957
Provision for credit losses, net of reversals	11,793	20,875	4,012
Charge-offs	(7,841)	(10,670)	(17,900)
Foreign currency translation and other adjustments	(422)	560	(2,331)
Ending Balance	$32,033	$28,503	$17,738
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

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

6.    INVESTMENTS
The Company’s investments consist of the following at December 31, 2024 and 2023:

	December 31,
	2024	2023
Debt	$–	$4,285
Equity	58,623	54,717
Funds:
Alternative investments (a)	59,230	61,680
Debt (a)	147,173	191,325
Equity (a)	289,610	343,139
Private equity	43,412	46,818
Total funds	539,425	642,962
Investments, at fair value	598,048	701,964
Equity method investments	16,899	–
Total investments	$614,947	$701,964
________________________
(a)Interests in alternative investment funds, debt funds and equity funds include investments, including those held by LFI Consolidated Funds (see Note 24), with fair values of $23,865, $126,407 and $223,729, respectively, at December 31, 2024 and $27,454, $175,449 and $284,099, respectively, at December 31, 2023, held in order to satisfy the Company’s obligation upon vesting of previously granted LFI and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 8 and 16).
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
Private equity investments include those owned by Lazard and those consolidated but not owned by Lazard. Private equity investments owned by Lazard are primarily comprised of investments in private equity funds. Such investments primarily include (i) Edgewater Growth Capital Partners III, L.P. (“EGCP III”), a fund primarily making equity and buyout investments in middle market companies and (ii) a seed investment in a fund that invests in sustainable private infrastructure opportunities.
Private equity investments consolidated but not owned by Lazard relate to the economic interests that are owned by the management team and other investors in the Edgewater Funds (“Edgewater”).

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

Equity method investments include an interest in a venture capital asset management entity accounted for under the equity method of accounting. The carrying value includes amounts related to intangible assets, which are amortized, and goodwill.
During the years ended December 31, 2024, 2023 and 2022, the Company reported in “revenue-other” on its consolidated statements of operations net unrealized investment gains and losses pertaining to equity securities and trading debt securities still held as of the reporting date as follows:

	Year Ended December 31,
	2024	2023	2022
Net unrealized investment gains (losses)	$(6,327)	$54,228	$(92,793)

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
The fair value of debt securities, including instruments reported as either cash and cash equivalents, deposits with banks and short-term investments, or investments is classified as Level 1 when the fair values are based on unadjusted quoted prices in active markets, or Level 2 when based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
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
The fair value of the contingent consideration liability is classified as Level 3. The contingent consideration liability is initially recorded at fair value on the acquisition date and is included in “other liabilities” on the consolidated statements of financial condition. The fair value of the contingent consideration liability is remeasured at each reporting period. The inputs used to derive the fair value of the contingent consideration include the application of probabilities when

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

assessing certain performance thresholds for the relevant periods. Any change in the fair value is recognized in “operating expenses-other” in the consolidated statements of operations. Our business acquisitions may involve the potential payment of contingent consideration upon the achievement of certain performance thresholds.
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
The following tables present, as of December 31, 2024 and 2023, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	December 31, 2024
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Cash and cash equivalents (a)	$5,982	$–	$–	$–	$5,982
Deposits with banks and short-term investments (a)	24,666	–	–	–	24,666
Investments:
Equity	58,034	–	589	–	58,623
Funds:
Alternative investments	10,763	–	–	48,467	59,230
Debt	129,004	18,166	–	3	147,173
Equity	289,244	316	–	50	289,610
Private equity	–	–	256	43,156	43,412
Derivatives	–	3,787	–	–	3,787
Total	$517,693	$22,269	$845	$91,676	$632,483
Liabilities:
Securities sold, not yet purchased	$4,529	$–	$–	$–	$4,529
Contingent consideration liability	–	–	4,495	–	4,495
Derivatives	–	274,280	–	–	274,280
Total	$4,529	$274,280	$4,495	$–	$283,304
__________________________________
(a)Level 1 represents U.S. Treasury securities.

LAZARD, INC.
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
The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$493	$46	$109	$–	$(59)	$589
Private equity funds	273	–	–	–	(17)	256
Total Level 3 assets	$766	$46	$109	$–	$(76)	$845

Liabilities:
Contingent consideration liability (b)	$6,583	$212	$–	$(2,300)	$–	$4,495
Total Level 3 liabilities	$6,583	$212	$–	$(2,300)	$–	$4,495

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	Year Ended December 31, 2023
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/Issuances	Sales/ Settlements/Transfers (c)	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$646	$54	$–	$(281)	$74	$493
Private equity funds	18,772	–	–	(18,508)	9	273
Total Level 3 assets	$19,418	$54	$–	$(18,789)	$83	$766

Liabilities:
Contingent consideration liability (b)	$–	$274	$7,754	$(1,445)	$–	$6,583
Total Level 3 liabilities	$–	$274	$7,754	$(1,445)	$–	$6,583

	Year Ended December 31, 2022
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$578	$99	$–	$–	$(31)	$646
Private equity funds	293	–	18,000	(13)	492	18,772
Total Level 3 assets	$871	$99	$18,000	$(13)	$461	$19,418
_____________________
(a)Earnings recorded in “other revenue” for investments in Level 3 assets for the years ended December 31, 2024, 2023 and 2022 include net unrealized gains (losses) of $46, $(6) and $99, respectively. Unrealized losses of $212 and $274 were recorded in “operating expenses-other” for the contingent consideration liability for the years ended December 31, 2024 and 2023, respectively.
(b)For the year ended December 31, 2023, acquisitions represent the initial recognition of the contingent consideration liability (noncash transaction). Settlements for the years ended December 31, 2024 and 2023 represent aggregate cash and noncash settlement of contingent consideration after the acquisition date.
(c)Transfers out of Level 3 private equity funds during the year ended December 31, 2023 reflect investments valued at NAV that were previously valued based on the acquisition price.

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

Financial Instruments Not Measured at Fair Value—The tables below present the carrying value, fair value and fair value hierarchy category of certain financial instruments as of December 31, 2024 and 2023 that are not measured at fair value in the Company’s consolidated statement of financial condition.

	December 31, 2024
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$1,302,236	$1,302,236	$1,302,236	$–	$–
Deposits with banks and short-term investments	244,018	244,018	244,018	–	–
Restricted cash	32,466	32,466	32,466	–	–
Financing receivables	130,682	131,272	–	–	131,272
Customer loans	82,985	82,985	–	–	82,985
Other fees and customers and other receivables	539,956	539,956	–	539,956	–
Financial Liabilities:
Deposits and other customer payables	$308,213	$308,213	$–	$308,213	$–
Senior debt	1,687,052	1,681,893	–	1,681,893	–

	December 31, 2023
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$971,316	$971,316	$971,316	$–	$–
Deposits with banks and short-term investments	219,576	219,576	219,576	–	–
Restricted cash	34,091	34,091	34,091	–	–
Financing receivables	113,929	113,694	–	–	113,694
Customer loans	86,412	86,412	–	–	86,412
Other fees and customers and other receivables	561,978	561,978	561,978	–	–
Financial Liabilities:
Deposits and other customer payables	$443,262	$443,262	$443,262	$–	$–
Senior debt	1,690,200	1,651,726	–	1,651,726	–
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

LAZARD, INC.
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
The following tables present, at December 31, 2024 and 2023, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	December 31, 2024
						Investments Redeemable
	NAV	Unfunded Commitments		% of NAV Not Redeemable		Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$47,788	$–		NA		(a)	30-60 days
Other	679	–		NA		(b)	<30-90 days
Debt funds	3	–		NA		(c)	<30 days
Equity funds	50	–		NA		(d)	<30-30 days
Private equity funds:
Equity growth	43,156	6,068	(e)	100%	(f)	NA	NA
Total	$91,676	$6,068
_____________________
(a)monthly (100%)
(b)daily (5%) and monthly (95%)
(c)daily (100%)
(d)monthly (100%)
(e)Unfunded commitments to private equity investments consolidated but not owned by Lazard of $20,205 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.
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
8.     DERIVATIVES
The tables below present the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 16) on the accompanying consolidated statements of financial condition as of December 31, 2024 and 2023. Notional amounts provide an indication of the volume of the Company's derivative activity.
Derivative assets and liabilities, as well as the related cash collateral from the same counterparty, have been netted on the consolidated statements of financial condition where the Company has a right to set off under an enforceable master netting agreement.

LAZARD, INC.
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

	December 31, 2024
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$4,248	$359,717	$1,068	$167,115
Total return swaps and other	125	1,031	17,527	116,239
LFI and other similar deferred compensation arrangements	–	–	270,847	247,848
Total gross derivatives	4,373	$360,748	289,442	$531,202
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(461)		(460)
Total return swaps and other	(125)		(14,702)
Net derivatives in "other assets" and "other liabilities"	3,787		274,280
Amounts not netted on the statement of financial condition (a):
Cash collateral	–		(1,132)
Securities collateral	–		–
	$3,787		$273,148

	December 31, 2023
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$3,400	$283,635	$1,847	$170,704
Total return swaps and other	133	4,478	12,290	117,139
LFI and other similar deferred compensation arrangements	–	–	365,420	352,891
Total gross derivatives	3,533	$288,113	379,557	$640,734
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(604)		(603)
Total return swaps and other	(140)		(10,281)
Net derivatives in "other assets" and "other liabilities"	2,789		368,673
Amounts not netted on the statement of financial condition (a):
Cash collateral	–		(243)
Securities collateral	–		–
	$2,789		$368,430
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

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

Net gains (losses) with respect to derivative instruments (included in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, were as follows:

	Year Ended December 31,
	2024	2023	2022
Forward foreign currency exchange rate contracts	$10,264	$(2,701)	$4,721
LFI and other similar deferred compensation arrangements	(16,176)	(41,463)	44,261
LGAC Warrants	–	115	9,890
Total return swaps and other	(11,498)	(16,957)	23,212
Total	$(17,410)	$(61,006)	$82,084
9.    PROPERTY, NET
At December 31, 2024 and 2023, property consisted of the following:

	Estimated Depreciable Life in Years	December 31,
		2024	2023
Buildings (a)	33	$11,455	$170,830
Leasehold improvements (a)	3-20	214,744	233,732
Furniture and equipment	3-10	165,727	162,075
Computer software	3-5	67,523	68,638
Construction in progress		33,793	11,788
Total		493,242	647,063
Less - Accumulated depreciation and amortization (a)		332,840	414,547
Property, net		$160,402	$232,516
________________________
(a)On July 22, 2024, the Company completed the sale of an owned office building, including rights to the operating lease income, for gross proceeds of $194,283. The carrying amount of the property at the time of sale was $72,594. The asset was previously classified as property held for sale. In addition, a $6,550 receivable (included in “other assets”) related to operating lease income on the owned office building was classified as held for sale as of December 31, 2023. The sale resulted in a gain of $114,271, which has been recognized in “revenue-other” on the consolidated statements of operations for the year ended December 31, 2024 and is reported in the Corporate segment.
In the table above, computer software is being reported separately where it was previously included as a component of furniture and equipment. Prior year information has been recast to reflect the updated presentation.
10.    LEASES
The Company leases office space and equipment under non-cancelable lease agreements, which expire on various dates through 2039. Substantially all of these arrangements are operating leases relating to office space. Certain leases have renewal options that can be exercised at the discretion of the Company. The Company only includes renewal options in the lease term when it is reasonably certain to exercise the option. The Company does not record leases with a lease term of 12 months or less on the consolidated statements of financial condition; lease expense for these leases is recognized over the lease term on a straight-line basis.
The operating lease liabilities at commencement reflect total lease payments discounted using an incremental borrowing rate (on a collateralized basis) based on the lease term (the “Discount”), as an implicit rate was not readily

LAZARD, INC.
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
The following table summarizes the components of operating lease expense reflected on the accompanying consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$87,257	$80,257	$78,482
Variable lease cost	22,632	23,521	21,086
Sublease income	(950)	(934)	(4,969)
Total	$108,939	$102,844	$94,599
The following table summarizes the supplemental cash flow information and certain other information related to operating leases for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$89,677	$81,737

Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$101,787	$35,282

Weighted average remaining lease term	9 years	8 years

Weighted average discount rate	4.3%	3.9%
Maturities of the operating lease liabilities outstanding at December 31, 2024 for each of the years in the period ending December 31, 2029 and thereafter are set forth in the table below.

Year Ending December 31,
2025	$77,455
2026	70,680
2027	71,529
2028	71,980
2029	68,409
Thereafter	263,263
Total lease payments	623,316
Less - Discount	117,833
Operating lease liabilities	$505,483

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

In addition to the table above, the Company signed a lease agreement for additional office facilities, with lease commencement anticipated in 2027. The lease term is 10 years and has undiscounted future lease payments of approximately $91,000.
11.    GOODWILL AND OTHER INTANGIBLE ASSETS
The components of goodwill and other intangible assets at December 31, 2024 and 2023 are presented below:

	December 31,
	2024	2023
Goodwill	$393,575	$394,898
Other intangible assets (net of accumulated amortization)	–	30
	$393,575	$394,928
Changes in the carrying amount of goodwill for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
	2024			2023			2022
	Financial Advisory	Asset Management	Total	Financial Advisory	Asset Management	Total	Financial Advisory	Asset Management	Total
Balance, January 1	$313,628	$81,270	$394,898	$312,699	$64,541	$377,240	$314,880	$64,541	$379,421
Acquisition of business	–	–	–	–	16,729	16,729	–	–	–
Foreign currency translation adjustments	(1,323)	–	(1,323)	929	–	929	(2,181)	–	(2,181)
Balance, December 31	$312,305	$81,270	$393,575	$313,628	$81,270	$394,898	$312,699	$64,541	$377,240
The Company tests goodwill for impairment annually or more frequently if circumstances indicate that impairment may have occurred. Pursuant to the Company’s goodwill impairment tests for the years ended December 31, 2024, 2023 and 2022, the Company determined that no impairment existed.
12.    OTHER ASSETS AND OTHER LIABILITIES
The following table sets forth the Company’s other assets, by type, as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Current income and other tax receivables	$46,694	$69,700
Prepaid compensation	94,329	115,972
Other advances and prepayments	112,909	117,452
Other	93,626	111,394
Total	$347,558	$414,518

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

The following table sets forth the Company’s other liabilities, by type, as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Accrued expenses	$214,118	$195,572
Current income and other taxes payable	162,019	138,056
Employee benefit-related liabilities	49,883	23,829
Unclaimed funds at LFB	15,435	16,994
Deferred revenue (a)	136,536	140,417
Securities sold, not yet purchased	4,529	4,809
Other	24,006	27,270
Total	$606,526	$546,947
_____________________
(a)Deferred revenue primarily relates to cash received for carried interest subject to clawback and unearned advisory fees received from private equity investments.
13.    SENIOR DEBT
Senior debt is comprised of the following as of December 31, 2024 and 2023:

					Outstanding as of
					December 31, 2024			December 31, 2023
	Initial Principal Amount	Maturity Date	Annual Interest Rate	Effective Interest Rate	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2025 Senior Notes (a)	$400,000	2/13/25	3.75%	–%	$–	$–	$–	$400,000	$531	$399,469
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	3.81%	300,000	1,213	298,787	300,000	1,235	298,765
Lazard Group 2028 Senior Notes	500,000	9/19/28	4.50%	4.70%	500,000	3,783	496,217	500,000	4,012	495,988
Lazard Group 2029 Senior Notes	500,000	3/11/29	4.375%	4.56%	500,000	3,875	496,125	500,000	4,022	495,978
Lazard Group 2031 Senior Notes (a)	400,000	3/15/31	6.00%	6.16%	400,000	4,077	395,923	–	–	$–
Total					$1,700,000	$12,948	$1,687,052	$1,700,000	$9,800	$1,690,200
_____________________
(a)In March 2024, Lazard Group completed an offering of $400,000 aggregate principal amount of 6.00% senior notes due in 2031. Interest on the 2031 Notes is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2024. Shortly following the offering, Lazard Group used a portion of the net proceeds from the 2031 Notes to purchase in a tender offer $235,653 aggregate principal amount of the 2025 Notes. On December 12, 2024, the remaining $164,347 aggregate principal amount of the 2025 Notes was redeemed or otherwise retired.
On December 12, 2024, Lazard, Inc. provided an unconditional and irrevocable guarantee for the repayment of the Lazard Group 2027 Notes, 2028 Notes, 2029 Notes and 2031 Notes (collectively, the “Lazard Group Senior Notes”). The guarantee covers both the principal and interest payments on the senior debt and will remain in effect until all the Lazard Group Senior Notes are repaid. As of December 31, 2024, the maximum future payments that Lazard, Inc. could be required to make under this guarantee is the same as the carrying amount on the consolidated statements of financial

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

condition plus accrued interest. On December 23, 2024, in conjunction with the Lazard, Inc. guarantee of the Lazard Group Senior Notes, Lazard, Inc. provided an unconditional and irrevocable guarantee for the obligations of Lazard Group under the Second Amended and Restated Credit Agreement (see below).
On June 6, 2023, Lazard Group entered into a Second Amended and Restated Credit Agreement with a group of lenders for a five-year, $200,000 senior revolving credit facility expiring in June 2028 (the “Second Amended and Restated Credit Agreement”). Borrowings under the Second Amended and Restated Credit Agreement generally will bear interest at adjusted term SOFR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. The Second Amended and Restated Credit Agreement contains certain covenants, events of default and other customary provisions, including customary benchmark-replacement mechanics. In conjunction with the Lazard, Inc. guarantee of the Lazard Group Senior Notes, on December 23, 2024, the Company and Lazard Group entered into the First Amendment to Second Amended and Restated Credit Agreement (the “First Amendment”).
As of December 31, 2024, the Company had approximately $208,800 in unused lines of credit available to it, including the credit facility provided under the Second Amended and Restated Credit Agreement.
The Second Amended and Restated Credit Agreement, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable.
Debt maturities relating to senior borrowings outstanding at December 31, 2024 for each of the five years in the period ending December 31, 2029 and thereafter are set forth in the table below.

Year Ending December 31,
2025	$–
2026	–
2027	300,000
2028	500,000
2029	500,000
Thereafter	400,000
Total	$1,700,000
The Company’s senior debt at December 31, 2024 and 2023 is carried at the principal amount outstanding, net of unamortized debt costs. See Note 7 for information regarding the fair value and fair value hierarchy category of the Company’s senior debt.
14.    COMMITMENTS AND CONTINGENCIES
Commitments
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

LAZARD, INC.
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
15.    STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Share Repurchase Program—The Board of Directors of Lazard authorized the repurchase of Lazard, Inc. common stock (“common stock”) as set forth in the table below as of December 31, 2024.

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

Year Ended December 31:	Number of Shares Purchased	Average Price Per Share
2022	19,666,798	$35.17
2023	2,782,662	$36.67
2024	1,409,988	$42.20

There were 22,467,315 and 25,340,287 shares of our common stock held by our subsidiaries at December 31, 2024 and 2023, respectively. Such shares of common stock are reported, at cost, as “Common stock held by subsidiaries” on the accompanying consolidated statements of financial condition.
During 2024, 2023 and 2022, certain of our executive officers received common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the years ended December 31, 2024, 2023 and 2022, the Company purchased shares of common stock from certain of our executive officers. The aggregate value of all such purchases in 2024, 2023 and 2022 was approximately $14,300, $11,100 and $16,500, respectively. Such shares of common stock are reported at cost, and are included in “common stock held by subsidiaries” on the accompanying consolidated statements of financial condition.
As of December 31, 2024, a total of $200,000 of share repurchase authorization remained available under Lazard, Inc.’s share repurchase program, which will expire on December 31, 2026.
During the year ended December 31, 2024, Lazard, Inc. had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

Accumulated Other Comprehensive Income (Loss) (“AOCI”), Net of Tax—The tables below reflect the balances of each component of AOCI at December 31, 2024, 2023 and 2022 and activity during the years then ended:

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard AOCI
Balance, January 1, 2024	$(123,991)	$(165,958)	$(289,949)	$1	$(289,950)
Activity:
Other comprehensive loss before reclassifications	(36,923)	(6,509)	(43,432)	(61)	(43,371)
Adjustments for items reclassified to earnings, net of tax	–	6,579	6,579	–	6,579
Net other comprehensive income (loss)	(36,923)	70	(36,853)	(61)	(36,792)
Balance, December 31, 2024	$(160,914)	$(165,888)	$(326,802)	$(60)	$(326,742)

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard AOCI
Balance, January 1, 2023	$(156,924)	$(138,930)	$(295,854)	$–	$(295,854)
Activity:
Other comprehensive income (loss) before reclassifications	31,107	(32,261)	(1,154)	1	(1,155)
Adjustments for items reclassified to earnings, net of tax	1,826	5,233	7,059	–	7,059
Net other comprehensive income (loss)	32,933	(27,028)	5,905	1	5,904
Balance, December 31, 2023	$(123,991)	$(165,958)	$(289,949)	$1	$(289,950)

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard AOCI
Balance, January 1, 2022	$(92,178)	$(131,669)	$(223,847)	$–	$(223,847)
Activity:
Other comprehensive loss before reclassifications	(64,778)	(11,413)	(76,191)	–	(76,191)
Adjustments for items reclassified to earnings, net of tax	32	4,152	4,184	–	4,184
Net other comprehensive loss	(64,746)	(7,261)	(72,007)	–	(72,007)
Balance, December 31, 2022	$(156,924)	$(138,930)	$(295,854)	$–	$(295,854)

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Currency translation losses (a)	$–	$1,826	$32
Employee benefit plans:
Amortization relating to employee benefit plans (b)	8,505	6,754	5,146
Less - related income taxes	1,926	1,521	994
	6,579	5,233	4,152
Total reclassifications, net of tax	$6,579	$7,059	$4,184
________________________
(a)Represents currency translation losses reclassified from AOCI associated with closing of certain of our offices. Such amounts are included in “revenue–other” on the consolidated statements of operations.
(b)Included in the computation of net periodic benefit cost (see Note 17). Such amounts are included in “operating expenses–other” on the consolidated statements of operations.
Noncontrolling Interests—Noncontrolling interests principally represent (i) interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own, (ii) profits interest participation rights (see Note 16) and (iii) LGAC interests (see Note 24).
Redeemable Noncontrolling Interests—Redeemable noncontrolling interests principally represent consolidated VIE interests held by employees (vested LFI awards), which may be redeemed at any time at the option of the holder for cash, are recorded on the Company’s consolidated statements of financial position at redemption value and classified as temporary equity. Changes in redemption value are recognized immediately as they occur and will adjust the carrying value of redeemable noncontrolling interests to equal the redemption value at the end of each reporting period (see Note 24).
Dividends Declared, January 29, 2025—On January 29, 2025, the Board of Directors of Lazard declared a quarterly dividend of $0.50 per share on our common stock. The dividend is payable on February 21, 2025, to stockholders of record on February 10, 2025.
16.    INCENTIVE PLANS
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

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

Expense
The following reflects the expense with respect to share-based incentive plans, which is primarily recorded within “compensation and benefits” expense in the Company’s accompanying consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Share-based incentive awards:
RSUs	$221,298	$192,370	$151,820
PRSUs	1,110	2,488	2,011
PIPRs	55,335	55,712	86,810
Total	$277,743	$250,570	$240,641
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
RSUs generally include a dividend participation right during the applicable vesting period, which is payable in additional units. During the year ended December 31, 2024, dividend participation rights required the issuance of an aggregate 748,876 units of RSUs and the associated aggregate charge to “retained earnings” (with a corresponding credit to “additional paid-in-capital”) was $30,378.
In connection with RSUs and PRSUs that settled during the year ended December 31, 2024, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,621,960 and 29,690 shares, respectively, of common stock during the year. Accordingly, 2,649,234 and 33,479 shares, respectively, of common stock held by the Company were delivered during the year ended December 31, 2024.

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

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value.

The following is a summary of activity relating to RSUs and PRSUs for the year ended December 31, 2024:

	RSUs		PRSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2024	12,633,027	$36.16	125,465	$41.07
Granted (including 748,876 RSUs relating to dividend participation)	9,130,484	$38.87	–	$–
Forfeited	(1,280,313)	$36.10	–	$–
Settled	(4,271,194)	$38.52	(63,169)	$46.63
Balance, December 31, 2024	16,212,004	$37.07	62,296	$35.44

The weighted-average grant date fair value of RSUs granted in 2023 and 2022 was $36.54 and $33.69, respectively. The weighted-average grant date fair value of PRSUs granted in 2022 was $35.44.
As of December 31, 2024, the total estimated unrecognized compensation expense of RSUs was $201,065. The Company expects to expense such amounts over weighted-average periods of approximately 1.7 years subsequent to December 31, 2024.
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
All PIPR awards are subject to service-based vesting conditions. In addition to PIPR awards with only service-based vesting conditions (“Ordinary PIPRs”) granted to certain of our executive officers and a limited number of employees, the Company has granted the following types of PIPRs to certain of our executive officers, that are subject to additional vesting and market-based conditions:
•Performance PIPRs (“P-PIPRs”), which are subject to service-based and performance-based vesting conditions, and incremental market-based conditions.

LAZARD, INC.
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
SP-PIPRs are eligible to vest in three tranches (each, a “Tranche”) based on the achievement of service conditions and Tranche-specific common stock price milestones measured as of a specified anniversary of the date of grant, as described below. Their aggregate fair value at the grant date, which based on the estimated probability of achieving the common stock price milestones,was approximately $33,900, is expensed over the requisite service periods.
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
The following is a summary of activity relating to all PIPRs during the year ended December 31, 2024:

	Ordinary PIPRs (a)		P-PIPRs		SP-PIPRs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2024	2,640,769	$36.19	1,958,829	$41.12	2,250,000	$15.06
Granted	1,368,964	$38.26	–	$–	–	$–
Forfeited	(76,737)	$36.13	–	$–	–	$–
Settled	(601,433)	$43.23	(995,169)	$46.63	–	$–
Balance, December 31, 2024	3,331,563	$35.77	963,660	$35.44	2,250,000	$15.06
_____________________
(a)Includes PIPR awards with only service-based vesting conditions.

LAZARD, INC.
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
Compensation expense recognized for ordinary PIPRs and P-PIPRs is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. Compensation expense recognized for SP-PIPRs is determined by multiplying the number of shares of common stock underlying such awards by the grant date fair value. As of December 31, 2024, the total estimated unrecognized compensation expense of all profits interest participation rights was $51,032 and the Company expects to expense such amount over a weighted-average period of approximately 2.9 years subsequent to December 31, 2024.
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
The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the year ended December 31, 2024:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2024	$115,972	$365,420
Granted	40,227	40,227
Settled	–	(143,718)
Amortization and the impact of forfeitures	(104,056)	(3,647)
Change in fair value of underlying investments	–	16,176
Other	(88)	(3,611)
Balance, December 31, 2024	$52,055	$270,847
The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.2 years subsequent to December 31, 2024.
The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Amortization and the impact of forfeitures	$100,409	$164,357	$154,878
Change in the fair value of underlying investments	16,176	41,463	(44,261)
Total	$116,585	$205,820	$110,617

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

Cash Retention Awards
During the year ended December 31, 2024, the Company granted and paid approximately $94,000 of cash retention awards that are subject to repayment in full in connection with a termination of employment for cause or resignation without good reason on or prior to the three-year service period.

In connection with these awards, the Company recorded a prepaid compensation asset on the grant date based upon the amount paid. The prepaid compensation asset is amortized over the requisite service period beginning on the grant date and is charged to “compensation and benefits” expense in the consolidated statements of operations.

Amortization expense for the year ended December 31, 2024 was $51,377. The remaining prepaid compensation asset was $37,380 as of December 31, 2024.
Incentive Awards Granted in the First Quarter of 2025
In the first quarter of 2025, the Company granted approximately $441,000 of deferred incentive compensation awards to eligible employees as part of the 2024 year-end compensation process. These grants included: RSUs, PIPRs, and LFI and other similar deferred compensation arrangements.
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

Contributions to both the U.S. and non-U.S. pension plans during the year ending December 31, 2025 are not expected to be material.

LAZARD, INC.
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

	Pension Plans
	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$490,701	$440,050
Service cost	658	338
Interest cost	21,042	20,930
Amendments	15,935	10,201
Actuarial (gain) loss	(48,336)	21,937
Benefits paid	(28,277)	(25,542)
Foreign currency translation and other adjustments	(9,298)	22,787
Benefit obligation at end of year	442,425	490,701
Change in plan assets
Fair value of plan assets at beginning of year	496,451	468,872
Actual return on plan assets	(23,539)	22,461
Employer contributions	2,517	5,673
Benefits paid	(27,872)	(25,542)
Foreign currency translation and other adjustments	(8,631)	24,987
Fair value of plan assets at end of year	438,926	496,451
Funded (deficit) at end of year	$(3,499)	$5,750
Amounts recognized in the consolidated statements of financial condition at December 31, 2024 and 2023 consist of:
Prepaid pension asset (included in “other assets”)	$12,075	$10,507
Accrued benefit liability (included in “other liabilities”)	(15,574)	(4,757)
Net amount recognized	$(3,499)	$5,750
Amounts recognized in AOCI (excluding tax benefits of $39,769 and $40,017 at December 31, 2024 and 2023, respectively) consist of:
Actuarial net loss	$182,439	$193,193
Prior service cost	23,218	12,782
Net amount recognized	$205,657	$205,975
For the years ended December 31, 2024 and 2023, the change in the benefit obligation related to the actuarial (gain) loss is principally attributable to changes in the discount rates.
The following table summarizes the fair value of plan assets, the accumulated benefit obligation and the projected benefit obligation at December 31, 2024 and 2023:

	U.S. Pension Plans As Of December 31,		Non-U.S. Pension Plans As Of December 31,		Total As Of December 31,
	2024	2023	2024	2023	2024	2023
Fair value of plan assets	$12,750	$15,511	$426,176	$480,940	$438,926	$496,451
Accumulated benefit obligation	$16,606	$19,999	$425,819	$470,702	$442,425	$490,701
Projected benefit obligation	$16,606	$19,999	$425,819	$470,702	$442,425	$490,701

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

The following table summarizes the components of net periodic benefit cost (credit), the return on the Company’s post-retirement plan assets, benefits paid, contributions and other amounts recognized in AOCI for the years ended December 31, 2024, 2023 and 2022:

	Pension Plans For The Year Ended December 31,
	2024	2023	2022
Components of Net Periodic Benefit Cost (Credit):
Service cost	$658	$338	$543
Interest cost	21,042	20,930	11,130
Expected return on plan assets	(26,403)	(23,942)	(24,482)
Amortization of:
Prior service cost	536	107	106
Net actuarial loss	7,969	6,647	5,040
Net periodic benefit cost (credit)	$3,802	$4,080	$(7,663)

Actual return on plan assets	$(23,539)	$22,461	$(215,237)
Employer contributions	$2,517	$5,673	$4,206
Benefits paid	$27,872	$25,542	$29,357
Other changes in plan assets and benefit obligations recognized in AOCI (excluding tax expense (benefit) of $248, $(8,652) and $(4,984) during the years ended December 31, 2024, 2023 and 2022, respectively):

Net actuarial (gain) loss	$641	$23,521	$31,174
Prior service cost	11,147	10,172	–
Reclassification of prior service (cost) credit to earnings	(536)	(107)	(106)
Reclassification of actuarial gain (loss) to earnings	(7,969)	(6,647)	(5,040)
Currency translation and other adjustments	(3,601)	8,740	(13,783)
Total recognized in AOCI	$(318)	$35,679	$12,245
Net amount recognized in total periodic benefit cost and AOCI	$3,484	$39,759	$4,582
The assumptions used to develop actuarial present value of the projected benefit obligation and net periodic pension cost as of or for the years ended December 31, 2024, 2023 and 2022 are set forth below:

	Pension Plans December 31,
	2024	2023	2022
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.2%	4.4%	4.7%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.0%	4.3%	2.1%
Expected long-term rate of return on plan assets	5.4%	5.1%	3.4%

LAZARD, INC.
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
Expected Benefit Payments—The following table summarizes the expected benefit payments for the Company’s pension plans for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

Pension Plans
2025	$26,506
2026	26,544
2027	26,721
2028	27,794
2029	27,837
2030-2034	139,498
Plan Assets—The following tables present the categorization of our pension plans’ assets as of December 31, 2024 and 2023, measured at fair value, into a fair value hierarchy and investments measured at NAV or its equivalent as a practical expedient in accordance with fair value measurement disclosure requirements:

	As of December 31, 2024
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Cash	$8,432	$–	$–	$–	$8,432
Debt	36,767	–	–	–	36,767
Equities	10,255	–	–	–	10,255
Funds:
Alternative investments	–	–	–	3,580	3,580
Debt	5,939	57,074	–	235,625	298,638
Equity	42,415	29,485	–	5,556	77,456
Other	–	3,798	–	–	3,798
Total	$103,808	$90,357	$–	$244,761	$438,926

LAZARD, INC.
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
Included in equity funds are $44,404 and $63,927 as of December 31, 2024 and 2023, respectively, that are invested in funds managed by the Company.
Consistent with the plans’ investment strategies, at December 31, 2024 and 2023, the Company’s U.S. pension plan had 53% and 50%, respectively, of the plans’ assets invested in equity funds in Level 1 and measured at NAV or its equivalent as a practical expedient, 47% and 47%, respectively, invested in Level 1 debt funds, and at December 31, 2023, 3% was invested in cash, which is a Level 1 asset. The Company’s non-U.S. pension plans at December 31, 2024 and 2023 had 19% and 26%, respectively, of the plans’ assets invested in equities and equity funds that are primarily Level 1 and Level 2 assets; 78% and 70%, respectively, of the plans’ assets invested in debt and debt funds that are Level 1, Level 2 and measured at NAV or its equivalent as a practical expedient, and 3% and 4%, respectively, of the plans’ assets invested in cash, which is a Level 1 asset, other investments, which is a Level 2 asset, or in alternative investment funds that are primarily measured at NAV.
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
Defined Contribution Plans—Pursuant to certain matching contributions, the Company contributes to employer sponsored defined contribution plans. Such contributions amounted to $21,136, $22,190 and $19,692 for the years ended December 31, 2024, 2023 and 2022, respectively, which are included in “compensation and benefits” expense on the consolidated statements of operations.

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

18.    COST-SAVING INITIATIVES
The Company conducted firm-wide cost-saving initiatives over the course of 2023, which were completed during the first quarter of 2024.
Expenses and losses associated with the cost-saving initiatives for the years ended December 31, 2024 and 2023 consisted of the following:

	Year Ended December 31, 2024
	Financial Advisory	Asset Management	Corporate	Total
Severance and other employee termination expenses (included in "compensation and benefits" expense)	$32,773	$11,545	$2,292	46,610
Other	708	14	1,397	2,119
Total	$33,481	$11,559	$3,689	$48,729

	Year Ended December 31, 2023
	Financial Advisory	Asset Management	Corporate	Total
Severance and other employee termination expenses (included in "compensation and benefits" expense)	$98,219	$49,152	$34,732	$182,103
Technology asset impairments (included in "technology and information services")	144	7,877	–	8,021
Foreign exchange related losses associated with closing of certain offices (included in "revenue-other")	1,824	–	3,054	4,878
Other	2,241	470	2,291	5,002
Total	$102,428	$57,499	$40,077	$200,004
Activity related to the obligations pursuant to the cost-saving initiatives during the year ended December 31, 2024 was as follows:

	Accrued Compensation and Benefits	Other	Total
Balance, January 1, 2024	$51,346	$952	$52,298
Total expenses	46,610	2,119	48,729
Less:
Noncash expenses (a)	9,431	3,018	12,449
Payments and settlements	82,257	53	82,310
Balance, December 31, 2024	$6,268	$–	$6,268
___________________________________

(a)Noncash expenses reflected in “accrued compensation and benefits” activity principally represents accelerated amortization of deferred incentive compensation awards. Noncash expenses reflected in “other” activity principally relates to impairments of certain operating lease right-of-use assets and certain foreign exchange related losses.

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

19.    INCOME TAXES
Following the Conversion on January 1, 2024, Lazard, Inc. is subject to U.S. federal income taxes on all its income and through its subsidiaries, is also subject to state and local taxes on its income apportioned to various state and local jurisdictions. Lazard Group operates principally through subsidiary corporations including those domiciled outside the U.S. that are subject to local income taxes in foreign jurisdictions. In addition, Lazard Group is subject to Unincorporated Business Tax (“UBT”) attributable to its operations apportioned to New York City.
The components of the Company’s provision (benefit) for income taxes for the years ended December 31, 2024, 2023 and 2022, and a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rates for such years, are shown below.

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$8,693	$96	$2,081
Foreign	77,840	55,513	73,410
State and local	2,163	2,809	6,165
Total current	88,696	58,418	81,656
Deferred:
Federal	21,312	(58,600)	31,980
Foreign	(20,410)	(5,123)	3,960
State and local	10,166	(17,345)	6,769
Total deferred	11,068	(81,068)	42,709
Total	$99,764	$(22,650)	$124,365

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Foreign source income not subject to U.S. income tax	(0.1)	1.0	(0.4)
Change in U.S. federal valuation allowance	1.5	4.3	2.0
Share-based incentive compensation	0.5	(4.5)	0.2
Foreign taxes	2.3	(20.9)	4.0
Foreign tax credits	(1.4)	5.0	(3.7)
State and local taxes	2.9	19.2	2.3
Income attributable to noncontrolling interests	(0.4)	5.7	(1.4)
Uncertain tax positions	(1.8)	(0.3)	(0.1)
Other	1.3	(2.2)	0.2
Effective income tax rate	25.8%	28.3%	24.1%
See Note 23 regarding “operating income (loss)” by geographic region.

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Gross Deferred Tax Assets:
Basis adjustments (a)	$74,214	$96,534
Compensation and benefits	211,677	199,989
Net operating loss and tax credit carryforwards	259,134	277,103
Depreciation and amortization	33,816	30,530
Interest carryover - Section 163(j) limitation	56,601	42,581
Other	41,393	41,969
Gross deferred tax assets	676,835	688,706
Valuation allowance	(89,662)	(99,600)
Deferred tax assets (net of valuation allowance)	587,173	589,106
Gross Deferred Tax Liabilities:
Depreciation and amortization	8,049	9,221
Compensation and benefits	31,460	22,129
Goodwill	46,237	46,686
Other	22,929	17,587
Gross deferred tax liabilities	108,675	95,623
Net deferred tax assets	$478,498	$493,483
_____________________
(a)The basis adjustments recorded as of December 31, 2024 and 2023 are primarily the result of additional basis from acquisitions of interests, including the impact of the tax receivable agreement obligation.
The historical profitability of each tax-paying entity is an important factor in determining whether to record a valuation allowance and when to release any such allowance. Certain of our tax-paying entities have individually experienced losses on a cumulative three year basis or have tax attributes that may expire unused. In addition, some of our tax-paying entities have recorded a valuation allowance on substantially all of their deferred tax assets due to the combined effect of operating losses in certain subsidiaries of these entities as well as foreign taxes that together limit their ability to eliminate residual U.S. tax liability. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets held by these entities will be realized. Consequently, we have recorded valuation allowances on $89,662 and $99,600 of deferred tax assets held by these entities as of December 31, 2024 and 2023, respectively.
Changes in the deferred tax assets valuation allowance for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
	2024	2023	2022
Beginning Balance	$99,600	$88,239	$88,953
Charged (credited) to provision for income taxes	(8,026)	11,354	5,220
Charged (credited) to other comprehensive income and other	(1,912)	7	(5,934)
Ending Balance	$89,662	$99,600	$88,239

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

The Company had net operating loss and tax credit carryforwards for which related deferred tax assets of $259,134 were recorded at December 31, 2024 primarily relating to:
(i)indefinite-lived net operating loss carryforwards (subject to various limitations) of approximately $91,000 in Brazil, Germany, Hong Kong, Saudi Arabia and the U.S.; and
(ii)carryforwards of approximately $151,000 that expire in different periods, including U.S. foreign tax credits of which $19,000, if unused, will expire in 2028 and are fully offset by a valuation allowance.
With few exceptions, the Company is no longer subject to income tax examination by foreign tax authorities and by U.S. federal, state and local tax authorities for years prior to 2018. While the Company is under examination in various tax jurisdictions with respect to certain open years, the Company does not expect that the result of any final determination related to these examinations will have a material impact on its financial statements. Developments with respect to such examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.
A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
	2024	2023	2022
Balance, January 1 (excluding interest and penalties of $18,501, $17,992 and $18,579, respectively)	$79,580	$77,701	$77,617
Increases in gross unrecognized tax benefits relating to tax positions taken during:
Prior years	–	615	341
Current year	16,229	18,604	19,193
Decreases in gross unrecognized tax benefits relating to:
Tax positions taken during prior years	(9,382)	(836)	(2,052)
Settlements with tax authorities	–	(243)	(43)
Lapse of the applicable statute of limitations	(17,801)	(16,261)	(17,355)
Balance, December 31 (excluding interest and penalties of $20,348, $18,501 and $17,992, respectively)	$68,626	$79,580	$77,701
Additional information with respect to unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023	2022
Unrecognized tax benefits at the end of the year that, if recognized, would favorably affect the effective tax rate (includes interest and penalties of $20,348, $18,501 and $17,992, respectively)	$73,195	$80,346	$80,094
Unrecognized tax benefits that, if recognized, would not affect the effective tax rate	$15,779	$17,735	$15,599
Interest and penalties recognized in current income tax expense (after giving effect to the reversal of interest and penalties of $5,641, $5,528 and $6,344, respectively)	$1,847	$509	$(587)
The Company anticipates that it is reasonably possible that approximately $20,500 of unrecognized tax benefits, including interest and penalties recorded at December 31, 2024, may be recognized within 12 months as a result of the lapse of the statute of limitations in various tax jurisdictions.

LAZARD, INC.
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
The Company’s basic and diluted net income (loss) per share calculations using the “two-class” method for the years ended December 31, 2024, 2023, and 2022 are presented below:

	Year Ended December 31,
	2024	2023	2022
Net income (loss) attributable to Lazard	$279,912	$(75,479)	$357,517
Adjustment for earnings attributable to participating securities	(6,886)	(4,440)	(5,732)
Net income (loss) attributable to Lazard - basic	273,026	(79,919)	351,785
Adjustment for earnings attributable to participating securities	1,233	–	2,641
Net income (loss) attributable to Lazard - diluted	$274,259	$(79,919)	$354,426
Weighted average number of shares of common stock outstanding	89,858,730	86,751,822	93,994,663
Weighted average number of shares of common stock issuable on a non-contingent basis	3,280,622	2,242,163	1,669,466
Weighted average number of shares of common stock outstanding - basic	93,139,352	88,993,985	95,664,129
Weighted average number of incremental shares of common stock issuable from share-based incentive compensation (a)	9,252,819	–	5,333,545
Weighted average number of shares of common stock outstanding - diluted	102,392,171	88,993,985	100,997,674
Net income (loss) attributable to Lazard per share of common stock:
Basic	$2.93	$(0.90)	$3.68
Diluted	$2.68	$(0.90)	$3.51
_____________________

(a)The aggregate weighted average number of incremental shares of common stock issuable from PIPRs for the year ended December 31, 2024 of 1,463,646 and from RSUs, PRSUs and PIPRs for the year ended December 31, 2023 of 4,779,627, that could be potentially dilutive in future periods, have been excluded from the computation of diluted net income (loss) per share as the effect would be antidilutive in the respective periods.
21.    RELATED PARTIES
Sponsored Funds
The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Asset management fees relating to such services were $569,088, $538,457 and $592,985 for the years ended December 31, 2024, 2023 and 2022, respectively, and are included in “asset management fees” on the consolidated statements of operations. Of such amounts, $68,577 and $67,598 remained as receivables at December 31, 2024 and 2023, respectively, and are included in “fees receivable” on the consolidated statements of financial condition.
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

LAZARD, INC.
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
The periodic revaluation of the TRA liability and the assumptions reflected in the estimate had the effect in the year ended December 31, 2024 of reducing the estimated liability under the TRA. As a result, for the years ended December 31, 2024, 2023 and 2022, the Company recorded a “benefit pursuant to tax receivable agreement” on the consolidated statements of operations of $8,237, $43,894 and $1,209, respectively.
The cumulative liability relating to our obligations under the TRA as of December 31, 2024 and 2023 was $75,899 and $115,087, respectively, and is recorded in “tax receivable agreement obligation” on the consolidated statements of financial condition.
Other
See Note 15 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.
22.    REGULATORY AUTHORITIES
LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $5, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At December 31, 2024, LFNY’s regulatory net capital was $145,582, which exceeded the minimum requirement by $138,248. LFNY’s aggregate indebtedness to net capital ratio was 0.76:1 as of December 31, 2024.
Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At December 31, 2024, the aggregate regulatory net capital of the U.K. Subsidiaries was $121,483, which exceeded the minimum requirement by $50,770.
CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management. The investment services activities exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At December 31, 2024, the consolidated regulatory net capital of

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

CFLF was $146,131, which exceeded the minimum requirement set for regulatory capital levels by $61,858. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. LFB and certain other non-Financial Advisory subsidiaries of the Company in the European Union (referred to herein, on a combined basis, as the “combined European regulated group”) is subject to consolidated supervision based on an agreement with the ACPR and under such rules is required to comply with minimum requirements for regulatory net capital. At December 31, 2024, the regulatory net capital of the combined European regulated group was $167,784, which exceeded the minimum requirement set for regulatory capital levels by $73,786. Additionally, the combined European regulated group, together with our Financial Advisory entities in the European Union, is required to perform an annual risk assessment and provide certain other information on a periodic basis.
Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At December 31, 2024, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $99,765, which exceeded the minimum required capital by $77,593.
At December 31, 2024, each of these subsidiaries individually was in compliance with its regulatory capital requirements.
23.    SEGMENT INFORMATION
The Company’s reportable segments offer different products and services and are managed separately, as different levels and types of expertise are required to effectively manage the segments’ transactions. Each segment is reviewed by the Chief Operating Decision Maker (the “CODM”) to determine the allocation of resources and to assess its performance. The Company’s reportable segments are Financial Advisory, Asset Management, and Corporate, which are described in Note 1.
The Company’s CODM is the Company’s Chief Executive Officer. The CODM assesses the segments’ performance by each segment’s adjusted operating income (loss) attributable to each of the segments. The Company previously disclosed each segments’ U.S. GAAP operating income (loss) as the segment’s measure of profit and loss. Comparable prior year information has been recast to reflect the updated measure. Adjusted operating income (loss) is also used by the CODM to allocate compensation and non-compensation related resources to each segment. For the years ended December 31, 2024, 2023 and 2022, no individual client constituted more than 10% of the net revenue of any of the Company’s reportable segments.
The table below provides select financial information about the Company’s segments, including adjusted compensation and benefits expense and adjusted non-compensation expense (both of which are significant expense categories on which the CODM is regularly provided information), other segments items, and adjusted operating income (loss).
Adjusted compensation and benefits expense and adjusted non-compensation expense include costs directly incurred by each segment, with certain adjustments. Adjusted non-compensation expense includes expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services.
Other segment items include certain adjustments to calculate adjusted operating income, including:
•Noncontrolling interests;
•Certain distribution, introducer and management fees paid to third parties and reimbursable deal costs;
•Provision for credit losses;
•Changes in the fair value of investments held in connection with LFI and other similar deferred compensation arrangements;
•Interest expense, excluding interest expense incurred by LFB;

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

•Asset impairment charges;
•Losses associated with the closing of certain offices as part of the cost-saving initiatives, including the reclassification of currency translation adjustments to earnings from accumulated other comprehensive loss and transactions related to foreign currency exchange; and
•The gain on sale of an owned office building.
Inter-segment revenues are not material for all periods presented.
The CODM does not regularly receive asset information by segment and does not use segment asset information to assess performance or allocate resources.

	Year Ended December 31, 2024
	Financial Advisory	Asset Management	Corporate	Total
Net Revenue - U.S. GAAP Basis	$1,756,183	$1,186,977	$108,677	$3,051,837
Adjusted Compensation and Benefits Expense	1,132,017	603,333	168,113	1,903,463
Adjusted Non-compensation Expense	202,007	229,960	143,179	575,146
Other Segment Items	(25,134)	(87,103)	(50,046)	(162,283)
Adjusted Operating Income (Loss)	$397,025	$266,581	$(252,661)	$410,945

Other Segment Disclosures:
Interest income (included in net revenue)	$4,730	$14,457	$34,417	$53,604
Depreciation and amortization of property (included in adjusted non-compensation expense)	$8,398	$5,704	$22,129	$36,231

	Year Ended December 31, 2023
	Financial Advisory	Asset Management	Corporate	Total
Net Revenue (Loss) - U.S. GAAP Basis	$1,385,357	$1,151,496	$(21,364)	$2,515,489
Adjusted Compensation and Benefits Expense	1,014,352	545,308	142,877	1,702,537
Adjusted Non-compensation Expense	193,661	218,903	158,940	571,504
Other Segment Items	(28,522)	(83,937)	36,589	(75,870)
Adjusted Operating Income (Loss)	$148,822	$303,348	$(286,592)	$165,578

Other Segment Disclosures:
Interest income (included in net revenue)	$1,561	$19,752	$20,709	$42,022
Depreciation and amortization of property (included in adjusted non-compensation expense)	$8,458	$6,448	$27,860	$42,766

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

	Year Ended December 31, 2022
	Financial Advisory	Asset Management	Corporate	Total
Net Revenue (Loss) - U.S. GAAP Basis	$1,666,156	$1,204,927	$(97,512)	$2,773,571
Adjusted Compensation and Benefits Expense	939,164	557,887	159,787	1,656,838
Adjusted Non-compensation Expense	184,439	205,061	128,673	518,173
Other Segment Items	(13,734)	(106,262)	115,483	(4,513)
Adjusted Operating Income (Loss)	$528,819	$335,717	$(270,489)	$594,047

Other Segment Disclosures:
Interest income (included in net revenue)	$4,074	$6,247	$19,136	$29,457
Depreciation and amortization of property (included in adjusted non-compensation expense)	$8,968	$9,363	$20,922	$39,253

The table below provides a reconciliation of the Company's consolidated adjusted operating income (loss) to the Company’s consolidated U.S. GAAP operating income (loss).

	Year Ended December 31,
	2024	2023	2022
Adjusted Operating Income	$410,945	$165,578	$594,047
Adjustments:
Operating income related to noncontrolling interests and similar arrangements (a)	6,787	18,169	34,963
Interest expense (b)	(87,795)	(77,457)	(76,528)
Amortization and other acquisition-related costs	(242)	(334)	(60)
Asset impairment charges	–	(19,129)	–
Losses associated with cost-saving initiatives (c)	(587)	(4,878)	–
Expenses associated with cost-saving initiatives	(48,142)	(195,126)	–
Gain on sale of property (d)	114,271	–	–
Expenses associated with sale of property (e)	(17,002)	–	–
Expenses related to office space reorganization (f)	–	–	(3,764)
Expenses associated with senior management transition (g)	–	(10,674)	(33,019)
Benefit pursuant to tax receivable obligation ("TRA") (h)	8,237	43,894	1,209
Operating Income (Loss) - U.S. GAAP Basis	$386,472	$(79,957)	$516,848
_____________________
(a)Revenue and expenses related to the consolidation of noncontrolling interests and similar arrangements are excluded because the Company has no economic interest in such amounts.
(b)Interest expense (excluding interest expense incurred by LFB) is added back in determining adjusted net revenue because such expense relates to corporate financing activities and is not considered to be a cost directly related to the revenue of our business.
(c)Represents losses associated with the closing of certain offices as part of the cost-saving initiatives, including the reclassification of currency translation adjustments to earnings from accumulated other comprehensive losses in the years ended December 31, 2024 and 2023 and transactions related to foreign currency exchange in the year ended December 31, 2023.
(d)Represents gain on the sale of an owned office building.
(e)Represents estimated statutory profit-sharing expenses associated with the sale of an owned office building.

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

(f)Represents building depreciation and other costs related to office space reorganization.
(g)Represents expenses associated with senior management transition reflecting the departure of certain executive officers.
(h)Represents the effect of the periodic revaluation of the TRA liability.
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

	Year Ended December 31,
	2024	2023	2022
Net Revenue - U.S. GAAP basis:
Americas	$1,536,298	$1,193,056	$1,487,056
EMEA	1,360,784	1,162,052	1,136,636
Asia Pacific	154,755	160,381	149,879
Total	$3,051,837	$2,515,489	$2,773,571
Operating Income (Loss) - U.S. GAAP basis:
Americas	$101,675	$(224,857)	$235,640
EMEA	256,938	108,058	248,404
Asia Pacific	27,859	36,842	32,804
Total	$386,472	$(79,957)	$516,848

	December 31,
	2024	2023
Total Assets:
Americas	$2,908,489	$2,808,962
EMEA	1,757,275	1,679,644
Asia Pacific	128,229	147,175
Total	$4,793,993	$4,635,781
24.    CONSOLIDATED VIEs
LFI Consolidated Funds
The Company’s consolidated VIEs as of December 31, 2024 and 2023 include certain funds (“LFI Consolidated Funds”) that were established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement. Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds. The assets of LFI Consolidated Funds, except as it relates to $68,452 and $113,174 of LFI held by Lazard Group as of December 31, 2024 and 2023, respectively, can only be used to settle the obligations of LFI Consolidated Funds. The Company’s consolidated VIE assets and liabilities for LFI

LAZARD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, except for per share data, unless otherwise noted)

Consolidated Funds as reflected in the consolidated statements of financial condition consist of the following at December 31, 2024 and 2023.

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$2,456	$4,627
Customers and other receivables	97	23,277
Investments	144,878	196,112
Other assets	1,016	683
Total assets	$148,447	$224,699
LIABILITIES
Deposits and other customer payables	$72	$23,498
Other liabilities	295	353
Total liabilities	$367	$23,851
Lazard Growth Acquisition Corp. I
In addition, the Company’s consolidated VIEs for the year ended December 31, 2023 included Lazard Growth Acquisition Corp. I (“LGAC”), a former special purpose acquisition company. The Company held a controlling financial interest in LGAC through a subsidiary’s ownership of Class B founder shares of LGAC. As a result, both LGAC and the sponsor were consolidated in the Company’s financial statements.
“Redeemable noncontrolling interests” of $583,471 associated with the publicly held LGAC Class A ordinary shares were recorded on the Company’s consolidated statements of financial condition as of December 31, 2022 at redemption value and classified as temporary equity.

On February 23, 2023, LGAC redeemed all of its outstanding publicly held Class A ordinary shares as a result of LGAC not consummating a business combination within the time period required by its amended and restated memorandum and articles of association resulting in the distribution of $585,891 of the cash held in the trust account to the LGAC shareholders. The Company recognized $17,929 of losses on the liquidation of LGAC in “revenue-other” on the consolidated statement of operations for the year ended December 31, 2023. In addition, $20,125 of non-cash deferred underwriting fees was no longer probable of being incurred and therefore was reversed from other liabilities to additional paid-in-capital.

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
Item 9B.    Other Information
On December 13, 2024, Peter R. Orszag, the Company’s Chief Executive Officer and Chairman, adopted a trading plan for the sale of shares of the Company’s common stock, which is designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act. The plan expires on the earlier of April 30, 2025 or upon the sale of the maximum number of shares under the trading plan. The aggregate number of shares to be sold under the plan is equal to 50% of the shares underlying equity awards that are scheduled to vest during the term of the plan, representing up to approximately 130,000 shares of the Company’s common stock. Sales of the shares pursuant to the plan, together with any incremental sales to the Company, are intended to cover estimated taxes and other personal expenditures.
During the three months ended December 31, 2024, no other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information regarding members of the Board of Directors, including its audit committee and audit committee financial expert, as well as information regarding our Code of Business Conduct and Ethics that applies to our Chief Executive Officer and senior financial officers, will be presented in Lazard, Inc.’s definitive proxy statement for its 2025 annual meeting of shareholders, which will be held in Spring 2025, and is incorporated herein by reference. Information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant”.
The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting and Compliance” in Lazard, Inc.’s definitive proxy statement for its 2025 annual meeting of shareholders, and is incorporated herein by reference.
We have adopted an insider trading policy governing the purchase, sale and/or other disposition of our securities by our directors, officers and employees and other covered persons, as well as Lazard, Inc. itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and New York Stock Exchange listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
Item 11.    Executive Compensation
Information regarding executive officer and director compensation will be presented in Lazard, Inc.’s definitive proxy statement for its 2025 annual meeting of shareholders, which will be held in Spring 2025, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related shareholder matters will be presented in Lazard, Inc.’s definitive proxy statement for its 2025 annual meeting of shareholders, which will be held in Spring 2025, and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2024 regarding securities issued under our 2018 Incentive Compensation Plan and 2008 Incentive Compensation Plan.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	2018 Incentive Compensation Plan(1)	22,767,840			(4)	25,079,950
Equity compensation plans approved by security holders	2008 Incentive Compensation Plan(2)	51,683	(3)		(4)	–
Total		22,819,523	(3)			25,079,950
_____________________
(1)Our 2018 Incentive Compensation Plan was approved by the stockholders of Lazard on April 24, 2018 and was amended on May 9, 2024 and April 29, 2021 to increase the aggregate number of shares authorized for issuance under the 2018 Plan. The aggregate number of shares authorized for issuance under the 2018 Plan is 70 million. The 2018 Plan replaced the 2008 Incentive Compensation Plan, which was terminated on April 24, 2018.
(2)Our 2008 Incentive Compensation Plan was approved by the stockholders of Lazard on May 6, 2008. The 2008 Incentive Compensation Plan was terminated on April 24, 2018, although awards granted under the 2008 Incentive Compensation Plan remain outstanding and continue to be subject to its terms.
(3)Represents outstanding stock unit awards and PIPRs, after giving effect to forfeitures, as of December 31, 2024. As of that date, the only grants made under the 2018 Incentive Compensation Plan have been in the form of stock unit awards and profits interest participation rights. See Note 16 of Notes to Consolidated Financial Statements for a description of the plans.
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
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions, and director independence, will be presented in Lazard, Inc.’s definitive proxy statement for its 2025 annual meeting of shareholders, which will be held in Spring 2025, and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
Information regarding principal accountant fees and services will be presented in Lazard, Inc.’s definitive proxy statement for its 2025 annual meeting of shareholders, which will be held in Spring 2025, and is incorporated herein by reference.

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

4.8
Eleventh Supplemental Indenture, dated as of December 12, 2024, among Lazard Group LLC, Lazard, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-32492) filed on December 12, 2024).

4.9	Form of Senior Note (included in Exhibits 4.3, 4.4, 4.5, 4.6 and 4.7).

4.10	Description of Registrant’s Common Stock.

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

10.13*	Letter Agreement, dated November 22, 2024, by and between Kenneth M. Jacobs and Lazard, Inc.

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

10.17*
Amendment to Amended and Restated Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 25, 2023, by and among the Registrant, Lazard Group LLC and Peter R. Orszag (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on May 26, 2023).

10.18*
Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 29, 2019, by and among the Registrant, Lazard Group LLC and Ashish Bhutani (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on April 3, 2019).

10.19*
Resignation Letter Agreement, dated as of March 31, 2022, by and between the Registrant and Ashish Bhutani (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on April 6, 2022).

10.20*
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

10.22*
Resignation Letter Agreement, dated as of March 31, 2022, by and between the Registrant and Alexander F. Stern (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on April 6, 2022).

10.23*
Letter Agreement, dated as of January 1, 2023, by and between Lazard Frères & Co. LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 2, 2023).

10.24*
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

10.26*
Letter Agreement, dated as of June 29, 2023, by and between Lazard Frères & Co. LLC and Michael Gathy (incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report (File No. 001-32492) on Form 10-Q filed on October 27, 2023).

10.27*
Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 7, 2024, by and among Registrant, Lazard & Co., Services Limited and Alexandra Soto (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 26, 2024).

10.28*
Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.29*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on May 11, 2006).

10.30
Second Amended and Restated Credit Agreement, dated as of June 6, 2023, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on July 31, 2023).

10.31
First Amendment to Second Amended and Restated Credit Agreement, dated as of December 23, 2024, by and among Lazard Group LLC, Lazard, Inc., the Banks party thereto and Citibank, N.A., as Administrative Agent.

10.32*
Form of Agreement for Performance-Based Profits Interest Participation Right Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on April 30, 2019).

10.33*
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

10.35*
Form of Agreement for Profits Interest Participation Right Units under the 2018 Compensation Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on May 4, 2021).

10.36*
Form of Agreement for Profits Interest Participation Right Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 2, 2023).

10.37*
Form of Agreement evidencing grant of Restricted Stock Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 2, 2023).

19.1	Insider Trading Policy.

21.1	Subsidiaries of the Registrant.

22.1	List of Issuers of Guaranteed Securities.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Peter R. Orszag.

31.2	Rule 13a-14(a) Certification of Mary Ann Betsch.

32.1**	Section 1350 Certification for Peter R. Orszag.

32.2**	Section 1350 Certification for Mary Ann Betsch.

97.1	Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on February 23, 2024).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
_____________________
*Management contract or compensatory plan or arrangement.
** Furnished herewith. These exhibits shall not be deemed “filed” for purpose of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated into any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

LAZARD, INC.
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
ITEMS 15(a)(1) AND 15(a)(2)

Page No.
Management’s Report on Internal Control Over Financial Reporting	69

Reports of Independent Registered Public Accounting Firm	70

Consolidated Financial Statements

Consolidated Statements of Financial Condition as of December 31, 2024 and 2023	73

Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022	75

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022	76

Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	77

Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interests for the years ended December 31, 2024, 2023 and 2022	79

Notes to Consolidated Financial Statements	82

Supplemental Financial Information	128

Financial Statement Schedules

Schedule I—Condensed Financial Information of Registrant (Parent Company Only)

Condensed Statements of Financial Condition as of December 31, 2024 and 2023	F-2

Condensed Statements of Operations for the years ended December 31, 2024, 2023 and 2022	F-3

Condensed Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022	F-4

Condensed Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	F-5

Notes to Condensed Financial Statements	F-6
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

LAZARD, INC.
(parent company only)
CONDENSED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2024 AND 2023
(dollars in thousands, except per share data)

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$1,049	$1,901
Investments in subsidiaries, equity method	634,732	(1,402,500)
Due from subsidiaries	225	1,824,782
Deferred tax assets	1,192	–
Other assets	1,052	–
Total Assets	$638,250	$424,183
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Due to subsidiaries	$1,831	$–
Other liabilities	179	424
Total Liabilities	2,010	424
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 15,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and 2023	–	–
Common stock:
Par value $.01 per share (500,000,000 shares authorized; 112,766,091 shares issued at December 31, 2024 and 2023, including shares held by subsidiaries)	1,128	1,128
Additional paid-in-capital	327,810	247,204
Retained earnings	1,472,113	1,402,636
Accumulated other comprehensive loss, net of tax	(326,742)	(289,950)
	1,474,309	1,361,018
Common stock held by subsidiaries, at cost (22,467,315 and 25,340,287 shares at December 31, 2024 and 2023, respectively)	(838,069)	(937,259)
Total Stockholders’ Equity	636,240	423,759
Total Liabilities and Stockholders’ Equity	$638,250	$424,183

See notes to condensed financial statements.

LAZARD, INC.
(parent company only)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
REVENUE
Equity in earnings (losses) of subsidiaries	$244,705	$(181,720)	$238,987
Interest and other income	35,334	112,418	120,733
Total revenue (loss)	280,039	(69,302)	359,720
OPERATING EXPENSES
Professional services	2,289	5,974	2,083
Other	81	203	120
Total operating expenses	2,370	6,177	2,203
OPERATING INCOME ( LOSS)	277,669	(75,479)	357,517
Benefit for income taxes	(2,243)	–	–
NET INCOME (LOSS)	$279,912	$(75,479)	$357,517

See notes to condensed financial statements.

LAZARD, INC.
(parent company only)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
NET INCOME (LOSS)	$279,912	$(75,479)	$357,517
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments:
Currency translation adjustments before reclassification	(36,862)	31,106	(64,778)
Adjustment for items reclassified to earnings	–	1,826	32
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $1,069, $(7,606) and $(5,978) for the years ended December 31, 2024, 2023 and 2022, respectively)	1,716	(24,510)	(11,413)
Prior service cost (net of tax benefit of $2,747 and $2,567 for the years ended December 31, 2024 and 2023, respectively)	(8,225)	(7,751)	–
Adjustments for items reclassified to earnings (net of tax expense of $1,926, $1,521 and $994 for the years ended December 31, 2024, 2023 and 2022, respectively)	6,579	5,233	4,152
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(36,792)	5,904	(72,007)
COMPREHENSIVE INCOME (LOSS)	$243,120	$(69,575)	$285,510

See notes to condensed financial statements.

LAZARD, INC.
(parent company only)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$279,912	$(75,479)	$357,517
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of subsidiaries	(244,705)	181,720	(238,987)
Dividends received from subsidiaries	179,030	25,000	79,500
Deferred tax benefit	(1,192)	–	–
Changes in due to/from subsidiaries	(33,584)	42,772	(16,663)
Changes in other operating assets and liabilities	(1,296)	254	14
Net cash provided by operating activities	178,165	174,267	181,381
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock dividends	(179,017)	(173,075)	(181,880)
Net cash used in financing activities	(179,017)	(173,075)	(181,880)
Net increase (decrease) in cash and cash equivalents	(852)	1,192	(499)
Cash and cash equivalents, January 1	1,901	709	1,208
Cash and cash equivalents, December 31	$1,049	$1,901	$709

See notes to condensed financial statements.

LAZARD, INC.
(parent company only)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(dollars in thousands)
1.    BASIS OF PRESENTATION
The accompanying Lazard, Inc. condensed financial statements (the “Parent Company Financial Statements”), including the notes thereto, should be read in conjunction with the consolidated financial statements of Lazard, Inc. and its subsidiaries (the “Company”) and the notes thereto.
In connection with the Conversion, in 2024, Lazard, Inc. retired $1,859,972 of borrowings from subsidiaries at par for no cash consideration which increased its investment in subsidiaries by an equivalent amount.
The Parent Company Financial Statements as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024, are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosures in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable. Actual results could differ materially from these estimates.
The Parent Company Financial Statements include investments in subsidiaries, accounted for under the equity method.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 24, 2025

LAZARD, INC.

By:	/s/ Peter R. Orszag
Peter R. Orszag
Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Peter R. Orszag	Chief Executive Officer and Chairman of the Board of Directors	February 24, 2025
Peter R. Orszag	(Principal Executive Officer)

/s/ Mary Ann Betsch	Chief Financial Officer	February 24, 2025
Mary Ann Betsch	(Principal Financial Officer)

/s/ Michael Gathy	Chief Accounting Officer	February 24, 2025
Michael Gathy

/s/ Ann-Kristin Achleitner	Director	February 24, 2025
Ann-Kristin Achleitner

/s/ Andrew M. Alper	Director	February 24, 2025
Andrew M. Alper

/s/ Stephen R. Howe Jr.	Director	February 24, 2025
Stephen R. Howe Jr.

/s/ Michelle Jarrard	Director	February 24, 2025
Michelle Jarrard

/s/ Iris Knobloch	Director	February 24, 2025
Iris Knobloch

/s/ Jane L. Mendillo	Director	February 24, 2025
Jane L. Mendillo

/s/ Dan Schulman	Lead Independent Director	February 24, 2025
Dan Schulman
II-1