Form 10-Q
period 2025-03-31
Lazard, Inc.
filed 2025-05-01
CIK 1311370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If the Registrant is an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 21, 2025, there were 112,766,091 shares of the Registrant’s common stock outstanding (including 18,618,701 shares held by subsidiaries).

TABLE OF CONTENTS
When we use the terms “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard, Inc., a company incorporated under the laws of the state of Delaware, and its subsidiaries. Lazard’s subsidiaries include Lazard Group LLC, a Delaware limited liability company, that is the current holding company for our businesses. Lazard’s primary operating asset is its indirect ownership of all of the common membership interests in Lazard Group LLC and its controlling interest in Lazard Group LLC.
i

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)

Page
Condensed Consolidated Statements of Financial Condition as of March 31, 2025 and December 31, 2024	2

Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2025 and 2024	4

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three month periods ended March 31, 2025 and 2024	5

Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2025 and 2024	6

Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interests for the three month periods ended March 31, 2025 and 2024	8

Notes to Condensed Consolidated Financial Statements	10

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2025 AND DECEMBER 31, 2024
(UNAUDITED)
(dollars in thousands, except for per share data)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$908,586	$1,308,218
Deposits with banks and short-term investments	264,944	268,684
Restricted cash	34,252	32,466
Receivables (net of allowance for credit losses of $26,340 and $32,033 at March 31, 2025 and December 31, 2024, respectively):
Fees	531,498	640,567
Customers and other	151,506	113,056
	683,004	753,623
Investments	506,497	614,947
Property (net of accumulated amortization and depreciation of $344,457 and $332,840 at March 31, 2025 and December 31, 2024, respectively)	168,190	160,402
Operating lease right-of-use assets	430,502	434,938
Goodwill and other intangible assets (net of accumulated amortization of $67,711 at both March 31, 2025 and December 31, 2024)	394,103	393,575
Deferred tax assets	496,848	479,582
Other assets	345,141	347,558
Total Assets	$4,232,067	$4,793,993

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2025 AND DECEMBER 31, 2024
(UNAUDITED)
(dollars in thousands, except for per share data)

	March 31, 2025	December 31, 2024
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$335,380	$308,213
Accrued compensation and benefits	248,194	844,953
Operating lease liabilities	503,875	505,483
Tax receivable agreement obligation	75,826	75,899
Senior debt	1,687,841	1,687,052
Deferred tax liabilities	1,077	1,084
Other liabilities	647,510	606,526
Total Liabilities	3,499,703	4,029,210
Commitments and contingencies
Redeemable noncontrolling interests	83,811	79,629
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share; 15,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024	–	–
Common stock:
Par value $0.01 per share (500,000,000 shares authorized; 112,766,091 shares issued at March 31, 2025 and December 31, 2024, including shares held by subsidiaries)	1,128	1,128
Additional paid-in-capital	131,697	327,810
Retained earnings	1,477,662	1,472,113
Accumulated other comprehensive loss, net of tax	(306,766)	(326,742)
	1,303,721	1,474,309
Common stock held by subsidiaries, at cost (18,618,701 and 22,467,315 shares at March 31, 2025 and December 31, 2024, respectively)	(700,693)	(838,069)
Total Lazard Stockholders’ Equity	603,028	636,240
Noncontrolling interests	45,525	48,914
Total Stockholders’ Equity	648,553	685,154
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$4,232,067	$4,793,993

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2025 AND 2024
(UNAUDITED)
(dollars in thousands, except for per share data)

	Three Months Ended March 31,
	2025	2024
REVENUE
Investment banking and other advisory fees	$360,367	$453,027
Asset management fees	264,616	276,849
Interest income	11,662	11,471
Other	32,519	44,134
Total revenue	669,164	785,481
Interest expense	21,113	20,728
Net revenue	648,051	764,753
OPERATING EXPENSES
Compensation and benefits	430,270	550,824
Occupancy and equipment	35,413	32,857
Marketing and business development	27,731	23,599
Technology and information services	46,216	44,917
Professional services	18,837	19,880
Fund administration and outsourced services	26,545	26,140
Other	8,404	11,975
Total operating expenses	593,416	710,192
OPERATING INCOME	54,635	54,561
Provision (benefit) for income taxes	(7,354)	14,337
NET INCOME	61,989	40,224
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,614	4,469
NET INCOME ATTRIBUTABLE TO LAZARD	$60,375	$35,755
ATTRIBUTABLE TO LAZARD COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	95,255,423	91,260,465
Diluted	104,828,753	99,351,769
NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.61	$0.38
Diluted	$0.56	$0.35

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2025 AND 2024
(UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2025	2024
NET INCOME	$61,989	$40,224
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	24,213	(16,262)
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $(1,602) and $288 for the three months ended March 31, 2025 and 2024, respectively)	(5,789)	815
Adjustment for items reclassified to earnings (net of tax expense of $530 and $455 for the three months ended March 31, 2025 and 2024, respectively)	1,576	1,402
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	20,000	(14,045)
COMPREHENSIVE INCOME	81,989	26,179
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,638	4,469
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD	$80,351	$21,710

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2025 AND 2024
(UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,989	$40,224
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred expenses and share-based incentive compensation	104,166	121,478
Noncash lease expense	15,844	16,278
Depreciation and amortization of property	8,443	9,134
Deferred tax benefit	(26,088)	(12,836)
Other adjustments	(5,204)	–
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	88,373	6,694
Investments	96,393	62,208
Other assets	19,300	(88,231)
Accrued compensation and benefits and other liabilities	(580,742)	(244,935)
Net cash used in operating activities	(217,526)	(89,986)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(13,824)	(6,619)
Disposals of property	–	12
Other investing activities	(8,869)	–
Net cash used in investing activities	(22,693)	(6,607)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for) customer deposits, net	6,197	90,815
Proceeds from:
Issuance of senior debt, net of expenses	–	396,000
Contributions from noncontrolling interests	100	181
Payments for:
Extinguishment of senior debt	–	(233,073)
Distributions to noncontrolling interests	(4)	(1,189)
Purchase of common stock	(36,165)	(22,005)
Common stock dividends	(44,950)	(43,715)
Settlement of share-based incentive compensation in satisfaction of tax withholding requirements	(93,780)	(55,632)
LFI Consolidated Funds redemptions	(14,368)	(26,217)
Other financing activities	(8,604)	(6,678)
Net cash provided by (used in) financing activities	(191,574)	98,487
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	30,207	(22,225)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(401,586)	(20,331)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— January 1	1,609,368	1,224,983
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—March 31	$1,207,782	$1,204,652

See notes to condensed consolidated financial statements.

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$908,586	$1,308,218
Deposits with banks and short-term investments	264,944	268,684
Restricted cash	34,252	32,466
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$1,207,782	$1,609,368

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2025
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held By Subsidiaries		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - January 1, 2025	112,766,091	$1,128	$327,810	$1,472,113	$(326,742)	22,467,315	$(838,069)	$636,240	$48,914	$685,154	$79,629
Comprehensive income (loss):
Net income (loss)				60,375				60,375	2,806	63,181	(1,192)
Other comprehensive income - net of tax					19,976			19,976	24	20,000
Amortization of share-based incentive compensation			74,950					74,950	2,218	77,168
Dividend equivalents			9,421	(9,876)				(455)	(7,011)	(7,466)
Common stock dividends ($0.50 per share)				(44,950)				(44,950)		(44,950)
Purchase of common stock						773,955	(36,165)	(36,165)		(36,165)
Delivery of common stock in connection with share-based incentive compensation and related tax expense of $10,655			(278,381)			(4,664,538)	175,468	(102,913)	(1,522)	(104,435)
Business acquisitions and related equity transactions:										–
Common stock issuable			1,235					1,235		1,235
Contributions from noncontrolling interests, net									96	96
LFI Consolidated Funds										–	5,374
Other			(3,338)			41,969	(1,927)	(5,265)		(5,265)
Balance - March 31, 2025	112,766,091	$1,128	$131,697	$1,477,662	$(306,766)	18,618,701	$(700,693)	$603,028	$45,525	$648,553	$83,811

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held By Subsidiaries		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - January 1, 2024	112,766,091	$1,128	$247,204	$1,402,636	$(289,950)	25,340,287	$(937,259)	$423,759	$58,428	$482,187	$87,675
Comprehensive income (loss):
Net income				35,755				35,755	1,852	37,607	2,617
Other comprehensive loss - net of tax					(14,045)			(14,045)		(14,045)
Amortization of share-based incentive compensation			69,773					69,773	425	70,198
Dividend equivalents			9,441	(9,847)				(406)	(5,121)	(5,527)
Common stock dividends ($0.50 per share)				(43,715)				(43,715)		(43,715)
Purchase of common stock						564,692	(22,005)	(22,005)		(22,005)
Delivery of common stock in connection with share-based incentive compensation and related tax expense of $764			(193,080)			(3,656,974)	135,443	(57,637)	1,241	(56,396)
Business acquisitions and related equity transactions:
Common stock issuable			1,235					1,235		1,235
Distributions to noncontrolling interests, net									(1,008)	(1,008)
LFI Consolidated Funds											(1,817)
Balance - March 31, 2024	112,766,091	$1,128	$134,573	$1,384,829	$(303,995)	22,248,005	$(823,821)	$392,714	$55,817	$448,531	$88,475

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
Lazard, Inc. indirectly held 100% of all outstanding common membership interests of Lazard Group LLC, a Delaware limited liability company (collectively referred to, together with its subsidiaries, as “Lazard Group”), as of March 31, 2025 and December 31, 2024. Lazard, Inc., through its control of the managing members of Lazard Group LLC, controls Lazard Group, which is governed by a Third Amended and Restated Operating Agreement that is effective as of January 1, 2023 (the “Operating Agreement”).
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
In addition, we record selected other activities in our Corporate segment, including cash management, investments, deferred tax assets, outstanding indebtedness and certain contingent obligations.
Basis of Presentation
The accompanying condensed consolidated financial statements of Lazard have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024. The accompanying December 31, 2024 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.
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
The condensed consolidated results of operations for the three month period ended March 31, 2025 are not indicative of the results to be expected for any future interim or annual period.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The condensed consolidated financial statements include Lazard, Inc. and its subsidiaries including Lazard Group LLC and Lazard Group LLC’s principal operating subsidiaries: Lazard Frères & Co. LLC (“LFNY”), a New York limited liability company, along with its subsidiaries, including Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”); the French limited liability companies Compagnie Financière Lazard Frères SAS (“CFLF”), along with its subsidiaries, Lazard Frères Banque SA (“LFB”) and Lazard Frères Gestion SAS (“LFG”), and Maison Lazard SAS and its subsidiaries; and Lazard & Co., Limited (“LCL”), through Lazard & Co., Holdings Limited (“LCH”), an English private limited company, together with their jointly owned affiliates and subsidiaries.
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
Amortization and other acquisition-related costs are reported in “operating expenses-other” in the condensed consolidated statements of operations and “amortization of deferred expenses and share-based incentive compensation” in the condensed consolidated statements of cash flows. Such amounts were previously reported separately. Prior year information has been recast to reflect the updated presentation.
2.    RECENT ACCOUNTING DEVELOPMENTS
Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards — In March 2024, the FASB issued an accounting standard update that provides guidance in determining whether profits interest and similar awards should be accounted for as share-based arrangements within the scope of Topic 718. The amendments are effective for annual and interim periods beginning after December 15, 2024, and shall be applied either retrospectively or prospectively. The Company has adopted the new guidance as of January 1, 2025 with prospective application to any profits interest and similar awards granted or modified on or after the date of adoption. The adoption of the amendments did not have a material impact to the Company’s financial statements.
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
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
3.    REVENUE RECOGNITION
The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended March 31,
	2025	2024
Net Revenue:
Financial Advisory (a)	$367,359	$453,507

Asset Management:
Management fees and other (b)	$278,192	$286,540
Incentive fees (c)	9,908	8,936
Total Asset Management	$288,100	$295,476
___________________________________

(a)Financial Advisory is comprised of a wide array of financial advisory services regarding M&A advisory, capital markets advisory, shareholder advisory, sovereign advisory, geopolitical advisory, restructuring and liability management, capital raising and placement, and other strategic advisory work for clients. The benefits of these advisory services are generally transferred to the Company’s clients over time, and consideration for these advisory services typically includes transaction completion, transaction announcement and retainer fees. Retainer fees are generally fixed and recognized over the period in which the advisory services are performed. However, transaction announcement and transaction completion fees are variable and subject to constraints, and they are typically not recognized until there is an announcement date or a completion date, respectively, due to the uncertainty associated with those events. Therefore, in any given period, advisory fees recognized for certain transactions may relate to services performed in prior periods. The advisory fees that may be unrecognized as of the end of a reporting period, primarily comprised of fees associated with transaction announcements and transaction completions, generally remain unrecognized due to the uncertainty associated with those events.
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
At March 31, 2025, the Company had deferred revenue of $129,207 included in “other liabilities” on the condensed consolidated statements of financial condition. During the three month period ended March 31, 2025, the Company recognized $10,739 in revenue, that was included in the deferred revenue balance as of December 31, 2024 of $136,536.
4.    RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES
The Company’s receivables represent fee receivables, amounts due from customers and other receivables. Where applicable, receivables are stated net of an estimated allowance for credit losses determined in accordance with the current expected credit losses (“CECL”) model.
Of the Company’s fee receivables at March 31, 2025 and December 31, 2024, $121,314 and $130,682, respectively, represented financing receivables for our Private Capital Advisory fees.
At March 31, 2025 and December 31, 2024, customers and other receivables included $96,382 and $82,985, respectively, of customer loans provided by LFB to high net worth individuals and families, which are fully collateralized and monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of both March 31, 2025 and December 31, 2024.
The aggregate carrying amount of other fees and customers and other receivables was $465,308 and $539,956 at March 31, 2025 and December 31, 2024, respectively.
Activity in the allowance for credit losses for the three month periods ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
Beginning Balance	$32,033	$28,503
Provision for credit losses, net of reversals	(5,422)	4,998
Charge-offs	(653)	(3,223)
Foreign currency translation and other adjustments	382	(192)
Ending Balance	$26,340	$30,086
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
5.    INVESTMENTS
The Company’s investments consist of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Debt	$3,759	$–
Equity	49,396	58,623
Funds:
Alternative investments (a)	50,340	59,230
Debt (a)	111,751	147,173
Equity (a)	227,384	289,610
Private equity	46,287	43,412
Total funds	435,762	539,425
Investments, at fair value	488,917	598,048
Equity method investments	17,580	16,899
Total investments	$506,497	$614,947
___________________________________

(a)Interests in alternative investment funds, debt funds and equity funds include investments, including those held by LFI Consolidated Funds (see Note 21), with fair values of $20,937, $90,688 and $166,160, respectively, at March 31, 2025 and $23,865, $126,407 and $223,729, respectively, at December 31, 2024, held in order to satisfy the Company’s obligation upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 7 and 13).

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
During the three month periods ended March 31, 2025 and 2024, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to equity securities and trading debt securities still held as of the reporting date as follows:

	Three Months Ended March 31,
	2025	2024
Net unrealized investment gains (losses)	$(8,984)	$11,001
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
The fair value of the contingent consideration liability is classified as Level 3. The contingent consideration liability is initially recorded at fair value on the acquisition date and is included in “other liabilities” on the condensed consolidated statements of financial condition. The fair value of the contingent consideration liability is remeasured at each

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
reporting period. The inputs used to derive the fair value of the contingent consideration include the application of probabilities when assessing certain performance thresholds for the relevant periods. Any change in the fair value is recognized in “operating expenses-other” in the condensed consolidated statements of operations. Our business acquisitions may involve the potential payment of contingent consideration upon the achievement of certain performance thresholds.
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
The following tables present, as of March 31, 2025 and December 31, 2024, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	March 31, 2025
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Cash and cash equivalents (a)	$398	$–	$–	$–	$398
Deposits with banks and short-term investments (a)	24,482	–	–	–	24,482
Investments:
Debt	3,381	378	–	–	3,759
Equity	48,797	–	599	–	49,396
Funds:
Alternative investments	7,290	–	–	43,050	50,340
Debt	94,954	16,794	–	3	111,751
Equity	227,028	303	–	53	227,384
Private equity	–	–	267	46,020	46,287
Derivatives	–	1,361	–	–	1,361
Total	$406,330	$18,836	$866	$89,126	$515,158
Liabilities:
Securities sold, not yet purchased	$3,476	$–	$–	$–	$3,476
Contingent consideration liability	–	–	2,221	–	2,221
Derivatives	–	172,140	–	–	172,140
Total	$3,476	$172,140	$2,221	$–	$177,837

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
___________________________________

(a)Level 1 represents U.S. Treasury securities.
The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$589	$1	$–	$–	$9	$599
Private equity funds	256	–	–	–	11	267
Total Level 3 assets	$845	$1	$–	$–	$20	$866

Liabilities:
Contingent consideration liability (b)	$4,495	$26	$–	$(2,300)	$–	$2,221
Total Level 3 liabilities	$4,495	$26	$–	$(2,300)	$–	$2,221

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

_________________________________

(a)Unrealized losses of $26 and $53 were recorded in “operating expenses-other” for the contingency consideration liability for the three month periods ended March 31, 2025 and 2024, respectively.
(b)For the three month periods ended March 31, 2025 and 2024, settlements represent aggregate cash and noncash settlement of contingent consideration after the acquisition date.
The following tables present, at March 31, 2025 and December 31, 2024, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	March 31, 2025
						Investments Redeemable
	NAV	Unfunded Commitments		% of NAV Not Redeemable		Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$42,329	$–		NA		(a)	<30-60 days
Other	721	–		NA		(b)	<30-90 days
Debt funds	3	–		NA		(c)	<30-30 days
Equity funds	53	–		NA		(d)	<30-30 days
Private equity funds:
Equity growth	46,020	6,068	(e)	100%	(f)	NA	NA
Total	$89,126	$6,068
___________________________________

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
___________________________________

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
7.    DERIVATIVES
The tables below present the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 13) on the accompanying condensed consolidated statements of financial condition as of March 31, 2025 and December 31, 2024. Notional amounts provide an indication of the volume of the Company's derivative activity.
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

	March 31, 2025
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$598	$96,561	$753	$187,928
Total return swaps and other	1,267	83,136	183	17,125
LFI and other similar deferred compensation arrangements	–	–	171,709	164,080
Total gross derivatives	1,865	$179,697	172,645	$369,133
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(321)		(322)
Total return swaps and other	(183)		(183)
Net derivatives in "other assets" and "other liabilities"	1,361		172,140
Amounts not netted on the condensed consolidated statement of financial condition (a):
Cash collateral	(82)		(89)
Securities collateral	–		–
	$1,279		$172,051

	December 31, 2024
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$4,248	$359,717	$1,068	$167,115
Total return swaps and other	125	1,031	17,527	116,239
LFI and other similar deferred compensation arrangements	–	–	270,847	247,848
Total gross derivatives	4,373	$360,748	289,442	$531,202
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(461)		(460)
Total return swaps and other	(125)		(14,702)
Net derivatives in "other assets" and "other liabilities"	3,787		274,280
Amounts not netted on the condensed consolidated statement of financial condition (a):
Cash collateral	–		(1,132)
Securities collateral	–		–
	$3,787		$273,148
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
Net gains (losses) with respect to derivative instruments (included in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
(included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Forward foreign currency exchange rate contracts	$(5,399)	$1,331
LFI and other similar deferred compensation arrangements	(5,243)	(9,373)
Total return swaps and other	3,654	(6,364)
Total	$(6,988)	$(14,406)
8.    PROPERTY, NET
At March 31, 2025 and December 31, 2024, property consisted of the following:

	Estimated Depreciable Life in Years	March 31, 2025	December 31, 2024
Buildings	33	$11,924	$11,455
Leasehold improvements	3-20	218,053	214,744
Furniture and equipment	3-10	170,080	165,727
Computer software	3-5	68,941	67,523
Construction in progress		43,649	33,793
Total		512,647	493,242
Less - Accumulated depreciation and amortization		344,457	332,840
Property, net		$168,190	$160,402
9.    GOODWILL

Changes in the carrying amount of goodwill for the three month periods ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025				2024
	Financial Advisory	Asset Management	Total	Financial Advisory	Asset Management	Total
Balance, January 1	$312,305	$81,270	$393,575	$313,628	$81,270	$394,898
Foreign currency translation adjustments	528	–	528	(800)	–	(800)
Balance, March 31	$312,833	$81,270	$394,103	$312,828	$81,270	$394,098

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
10.    SENIOR DEBT
Senior debt is comprised of the following as of March 31, 2025 and December 31, 2024:

					Outstanding as of
					March 31, 2025			December 31, 2024
	Initial Principal Amount	Maturity Date	Annual Interest Rate	Effective Interest Rate	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	3.81%	$300,000	$1,073	$298,927	$300,000	$1,213	$298,787
Lazard Group 2028 Senior Notes	500,000	9/19/28	4.50%	4.70%	500,000	3,528	496,472	500,000	3,783	496,217
Lazard Group 2029 Senior Notes	500,000	3/11/29	4.375%	4.56%	500,000	3,645	496,355	500,000	3,875	496,125
Lazard Group 2031 Senior Notes	400,000	3/15/31	6.00%	6.16%	400,000	3,913	396,087	400,000	4,077	395,923
Total					$1,700,000	$12,159	$1,687,841	$1,700,000	$12,948	$1,687,052

Lazard, Inc. has provided an unconditional and irrevocable guarantee for the repayment of the Lazard Group 2027 Notes, 2028 Notes, 2029 Notes and 2031 Notes (collectively, the “Lazard Group Senior Notes”). The guarantee covers both the principal and interest payments on the senior debt and will remain in effect until all the Lazard Group Senior Notes are repaid. As of March 31, 2025, the maximum future payments that Lazard, Inc. could be required to make under this guarantee is the same as the carrying amount on the condensed consolidated statements of financial condition plus accrued interest. In conjunction with the Lazard, Inc. guarantee of the Lazard Group Senior Notes, Lazard, Inc. provided an unconditional and irrevocable guarantee for the obligations of Lazard Group LLC under the Second Amended and Restated Credit Agreement (see below).
The Company’s senior debt is unsecured and is carried at its principal amount outstanding, net of unamortized debt costs. At March 31, 2025 and December 31, 2024, the fair value of such senior debt was approximately $1,697,000 and $1,682,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.
Lazard Group LLC has a Second Amended and Restated Credit Agreement with a group of lenders for a five-year, $200,000 senior revolving credit facility expiring in June 2028 (the “Second Amended and Restated Credit Agreement”). Borrowings under the Second Amended and Restated Credit Agreement generally will bear interest at adjusted term SOFR plus an applicable margin for specific interest periods determined based on Lazard Group LLC’s highest credit rating from an internationally recognized credit agency. The Second Amended and Restated Credit Agreement contains certain covenants, events of default and other customary provisions, including customary benchmark-replacement mechanics. In conjunction with the Lazard, Inc. guarantee of the Lazard Group Senior Notes, on December 23, 2024, the Company and Lazard Group LLC entered into the First Amendment to Second Amended and Restated Credit Agreement (the “First Amendment”).
As of March 31, 2025, the Company had approximately $209,200 in unused lines of credit available to it, including the credit facility provided under the Second Amended and Restated Credit Agreement.
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
11.    COMMITMENTS AND CONTINGENCIES
Leases
In July 2024, the Company signed a lease agreement for additional office facilities, with lease commencement anticipated in 2027. The lease term is 10 years and has undiscounted future lease payments of approximately $95,000.
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
12.    STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Share Repurchase Program—The Board of Directors of Lazard authorized the repurchase of Lazard, Inc. common stock (“common stock”) as set forth in the table below as of March 31, 2025:

Date	Repurchase Authorization	Expiration
July 2024	$200,000	December 31, 2026
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

Three Months Ended March 31:	Number of Shares Purchased	Average Price Per Share
2024	564,692	$38.97
2025	773,955	$46.73
During the three month periods ended March 31, 2025 and 2024, certain of our executive officers received common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. The aggregate value of all such purchases during the three month periods ended March 31, 2025 and 2024 was approximately $8,001 and $11,200, respectively. Such shares of common stock are reported at cost, and are included in “common stock held by subsidiaries” on the accompanying condensed consolidated statements of financial condition.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
As of March 31, 2025, a total of $163,835 of share repurchase authorization remained available under Lazard, Inc.’s share repurchase program, which will expire on December 31, 2026.
During the three month period ended March 31, 2025, Lazard, Inc. had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.
Accumulated Other Comprehensive Income (Loss) (“AOCI”), Net of Tax—The tables below reflect the balances of each component of AOCI at March 31, 2025 and 2024 and activity during the three month periods then ended:

	Three Months Ended March 31, 2025
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard AOCI
Balance - January 1, 2025	$(160,914)	$(165,888)	$(326,802)	$(60)	$(326,742)
Activity:
Other comprehensive income (loss) before reclassifications	24,213	(5,789)	18,424	24	18,400
Adjustments for items reclassified to earnings, net of tax	–	1,576	1,576	–	1,576
Net other comprehensive income (loss)	24,213	(4,213)	20,000	24	19,976
Balance, March 31, 2025	$(136,701)	$(170,101)	$(306,802)	$(36)	$(306,766)

	Three Months Ended March 31, 2024
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard AOCI
Balance - January 1, 2024	$(123,991)	$(165,958)	$(289,949)	$1	$(289,950)
Activity:
Other comprehensive income (loss) before reclassifications	(16,262)	815	(15,447)	–	(15,447)
Adjustments for items reclassified to earnings, net of tax	–	1,402	1,402	–	1,402
Net other comprehensive income (loss)	(16,262)	2,217	(14,045)	–	(14,045)
Balance, March 31, 2024	$(140,253)	$(163,741)	$(303,994)	$1	$(303,995)

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Employee benefit plans:
Amortization relating to employee benefit plans (a)	$2,106	$1,857
Less - related income taxes	530	455
Total reclassifications, net of tax	$1,576	$1,402
__________________________

(a)Included in the computation of net periodic benefit cost (see Note 14). Such amounts are included in “operating expenses–other” on the condensed consolidated statements of operations.
Noncontrolling Interests—Noncontrolling interests principally represent (i) interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own and (ii) profits interest participation rights (see Note 13).
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
Dividends Declared, April 24, 2025—On April 24, 2025, the Board of Directors of Lazard declared a quarterly dividend of $0.50 per share on our common stock. The dividend is payable on May 16, 2025, to stockholders of record on May 5, 2025.
13.    INCENTIVE PLANS
Share-Based Incentive Plan Awards
Total shares available for issuance under incentive compensation plans are primarily from the 2018 Plan, which as amended, authorized the issuance of an aggregate of 70,000,000 shares. Such shares may be issued pursuant to the grant or exercise of stock options; stock appreciation rights; restricted stock units, restricted stock awards, and deferred stock units (collectively “RSUs”); performance-based restricted stock units (“PRSUs”); profits interest participation rights (“PIPRs”); and other share-based awards.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
Expense
The following reflects the expense with respect to share-based incentive plans, which is primarily recorded within “compensation and benefits” expense in the Company’s accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Share-based incentive awards:
RSUs	$68,832	$61,120
PRSUs	(44)	405
PIPRs	8,380	8,673
Total	$77,168	$70,198
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
RSUs generally include a dividend participation right during the applicable vesting period, which is payable in additional units. During the three month period ended March 31, 2025, dividend participation rights required the issuance of an aggregate 212,342 units of RSUs and the associated aggregate charge to “retained earnings” (with a corresponding credit to “additional paid-in-capital”) was $9,421.
In connection with RSUs and PRSUs that settled during the three month period ended March 31, 2025, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,753,468 and 52,000 shares, respectively, of common stock during such three month period. Accordingly, 2,415,794 and 58,638 shares, respectively, of common stock held by the Company were delivered during the three month period ended March 31, 2025.
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
The following is a summary of activity relating to RSUs and PRSUs during the three month period ended March 31, 2025:

	RSUs		PRSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2025	16,212,004	$37.07	62,296	$35.44
Granted (including 212,342 RSUs relating to dividend participation)	6,198,780	$53.87	–	$–
Forfeited	(469,607)	$42.95	–	$–
PRSUs performance units earned (a)			48,342	$21.92
Settled	(4,169,262)	$34.51	(110,638)	$29.53
Balance, March 31, 2025	17,771,915	$43.37	–
__________________________________

(a)Represents PRSUs earned during the three month period ended March 31, 2025 under the performance conditions of previously-granted PRSU awards in excess of the target payout levels of such awards.
The weighted-average grant date fair value of RSUs granted in the three month period ended March 31, 2024 was $38.74.
As of March 31, 2025, the total estimated unrecognized compensation expense related to RSUs was $439,270. The Company expects to expense such amounts over weighted-average periods of approximately 1.8 years, respectively, subsequent to March 31, 2025.
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

SP-PIPRs are eligible to vest in three tranches (each, a “Tranche”) based on the achievement of service conditions and Tranche-specific common stock price milestones measured as of a specified anniversary of the date of grant, as described below. Their aggregate fair value at the grant date, which based on the estimated probability of achieving the common stock price milestones was approximately $33,900, is expensed over the requisite service periods.

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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The following is a summary of activity relating to all PIPRs during the three month period ended March 31, 2025:

	Ordinary PIPRs (a)		P-PIPRs		SP-PIPRs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2025	3,331,563	$35.77	963,660	$35.44	2,250,000	$15.06
Granted	1,444,345	$44.93	–	$–	–	$–
Forfeited	(212,968)	$36.41	–	$–	–	$–
Performance units earned (b)			747,800	$21.92
Settled	(478,646)	$32.95	(1,711,460)	$29.53	–	$–
Balance, March 31, 2025	4,084,294	$39.31	–		2,250,000	$15.06
__________________________

(a)Includes PIPR awards with only service-based vesting conditions.
(b)Represents P-PIPRs earned during the three month period ended March 31, 2025 under the performance conditions of previously-granted P-PIPR awards in excess of the target payout levels of such awards.

Fair values shown above represent the weighted average as of grant date. The weighted-average grant date fair value of ordinary PIPRs granted in the three month period ended March 31, 2024 was $38.26.

Compensation expense recognized for ordinary PIPRs and P-PIPRs is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. Compensation expense recognized for SP-PIPRs is determined by multiplying the number of shares of common stock underlying such awards by the grant date fair value. As of March 31, 2025, the total estimated unrecognized compensation expense of all profits interest participation rights was $101,583 and the Company expects to expense such amount over a weighted-average period of approximately 2.2 years subsequent to March 31, 2025.
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the three month period ended March 31, 2025:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2025	$52,055	$270,847
Granted	40,478	40,478
Settled	–	(142,906)
Amortization and the impact of forfeitures	(21,291)	(2,810)
Change in fair value of underlying investments	–	5,243
Other	8	857
Balance, March 31, 2025	$71,250	$171,709
The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.5 years subsequent to March 31, 2025.
The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Amortization and the impact of forfeitures	$18,481	$35,699
Change in the fair value of underlying investments	5,243	9,373
Total	$23,724	$45,072
Cash Retention Awards
During the year ended December 31, 2024, the Company granted and paid cash retention awards that are subject to repayment in full in connection with a termination of employment for cause or resignation without good reason on or prior to the three-year service period.
In connection with these awards, the Company recorded a prepaid compensation asset on the grant date based upon the amount paid. The prepaid compensation asset is amortized over the requisite service period beginning on the grant date and is charged to “compensation and benefits” expense in the condensed consolidated statements of operations.
Amortization expense for the three months ended March 31, 2025 was $3,693. The remaining prepaid compensation asset was $33,215 as of March 31, 2025.
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
The following table summarizes the components of net periodic benefit cost related to the Company’s pension plans for the three month periods ended March 31, 2025 and 2024:

	Pension Plans
	Three Months Ended March 31,
	2025	2024
Components of Net Periodic Benefit Cost:
Service cost	$176	$83
Interest cost	5,409	5,192
Expected return on plan assets	(5,972)	(6,511)
Amortization of:
Prior service cost	298	133
Net actuarial loss	1,808	1,724
Net periodic benefit cost	$1,719	$621

15.    COST-SAVING INITIATIVES
The Company conducted firm-wide cost-saving initiatives over the course of 2023, which were completed during the first quarter of 2024.
Expenses and losses associated with the cost-saving initiatives for the three month period ended March 31, 2024 consisted of the following:

	Three Months Ended March 31, 2024
	Financial Advisory	Asset Management	Corporate	Total
Severance and other employee termination expenses (included in "compensation and benefits" expense)	$32,773	$11,545	$2,292	$46,610
Other	708	14	1,397	2,119
Total	$33,481	$11,559	$3,689	$48,729

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
Activity related to the obligations pursuant to the cost-saving initiatives during the three month period ended March 31, 2025 was as follows:

Accrued Compensation and Benefits
Balance, January 1, 2025	$6,268
Less:
Foreign currency translation and other adjustments	(11)
Payments and settlements	4,418
Balance, March 31, 2025	$1,861
16.    INCOME TAXES
Lazard, Inc. is subject to U.S. federal income taxes on all its income and, through its subsidiaries, is also subject to state and local taxes on its income apportioned to various state and local jurisdictions. Lazard Group LLC operates principally through subsidiary corporations including those domiciled outside the U.S. that are subject to local income taxes in foreign jurisdictions. In addition, Lazard Group LLC is subject to Unincorporated Business Tax (“UBT”) attributable to its operations apportioned to New York City.
The Company recorded an income tax benefit of $7,354 and an income tax provision of $14,337 for the three month periods ended March 31, 2025 and 2024, respectively, representing effective tax rates of (13.5)% and 26.3% respectively. The difference between the U.S. federal statutory rate of 21.0% and the effective tax rates reflected above principally relates to (i) the tax impact of differences in the value of share based incentive compensation that vested in the first quarter and other discrete items, (ii) certain foreign source income (loss) not taxable in the U.S., (iii) taxes payable to foreign jurisdictions that are not offset against U.S. income taxes, (iv) change in the U.S. federal valuation allowance affecting the provision for income taxes and (v) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate.
17.    NET INCOME PER SHARE OF COMMON STOCK
The Company is required to utilize the “two-class” method of computing basic and diluted net income per share because the Company issued certain PIPRs, including certain P-PIPRs, which are treated as participating securities.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The Company’s basic and diluted net income per share calculations using the “two-class” method for the three month periods ended March 31, 2025 and 2024 are presented below:

	Three Months Ended March 31,
	2025	2024
Net income attributable to Lazard	$60,375	$35,755
Adjustment for earnings attributable to participating securities	(1,810)	(1,279)
Net income attributable to Lazard - basic	58,565	34,476
Adjustment for earnings attributable to participating securities	–	195
Net income attributable to Lazard - diluted	$58,565	$34,671
Weighted average number of shares of common stock outstanding	91,311,188	88,547,757
Weighted average number of shares of common stock issuable on a non-contingent basis	3,944,235	2,712,708
Weighted average number of shares of common stock outstanding - basic	95,255,423	91,260,465
Weighted average number of incremental shares of common stock issuable from share-based incentive compensation (a)	9,573,330	8,091,304
Weighted average number of shares of common stock outstanding - diluted	104,828,753	99,351,769
Net income attributable to Lazard per share of common stock:
Basic	$0.61	$0.38
Diluted	$0.56	$0.35
__________________________________

(a)The aggregate weighted average number of incremental shares of common stock issuable from PIPRs for the three month periods ended March 31, 2025 and 2024 of 2,814,720 and 2,167,520 that could be potentially dilutive in future periods, have been excluded from the computation of diluted net income per share as the effect would be antidilutive in the respective periods.
18.    RELATED PARTIES
Sponsored Funds
The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Asset management fees relating to such services were $138,058 and $134,220 for the three month periods ended March 31, 2025 and 2024, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $55,400 and $68,577 remained as receivables at March 31, 2025 and December 31, 2024, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.
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
The amount of the TRA liability is an undiscounted amount based upon current tax laws, the current structure of the Company and various assumptions regarding potential future operating profitability. The assumptions reflected in the estimate involve significant judgment, and as such, the actual amount and timing of payments under the TRA could differ materially from our estimates. Any changes in the amount of the estimated liability would be recorded as a non-compensation expense in the condensed consolidated statements of operations. Adjustments, if necessary, to the related deferred tax assets would be recorded through the “provision (benefit) for income taxes”.
The cumulative liability relating to our obligations under the TRA as of March 31, 2025 and December 31, 2024 was $75,826 and $75,899, respectively, and is recorded in “tax receivable agreement obligation” on the condensed consolidated statements of financial condition.
Other
See Note 12 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.
19.    REGULATORY AUTHORITIES
LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $5, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At March 31, 2025, LFNY’s regulatory net capital was $88,440, which exceeded the minimum requirement by $86,169. LFNY’s aggregate indebtedness to net capital ratio was 0.39:1 as of March 31, 2025.
Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At March 31, 2025, the aggregate regulatory net capital of the U.K. Subsidiaries was $102,581, which exceeded the minimum requirement by $29,520.
CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management. The investment services activities exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At December 31, 2024, the consolidated regulatory net capital of CFLF was $146,131, which exceeded the minimum requirement set for regulatory capital levels by $61,858. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. LFB and certain other non-Financial Advisory subsidiaries of the Company in the European Union (referred to herein, on a combined basis, as the “combined European regulated group”) is subject to consolidated supervision based on an agreement with the ACPR and under such rules is required to comply with minimum requirements for regulatory net capital. At December 31, 2024, the regulatory net capital of the combined European regulated group was $167,784, which exceeded the minimum requirement set for regulatory capital levels by $73,786. Additionally, the combined European regulated group, together with our Financial Advisory entities in the European Union, is required to perform an annual risk assessment and provide certain other information on a periodic basis.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At March 31, 2025, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $105,581, which exceeded the minimum required capital by $82,167.
At March 31, 2025, each of these subsidiaries individually was in compliance with its regulatory capital requirements.
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
The Company’s CODM is the Company’s Chief Executive Officer. The CODM assesses the segments’ performance by each segment’s adjusted operating income (loss) attributable to each of the segments. The Company previously disclosed each segment’s U.S. GAAP operating income (loss) as the segment’s measure of profit or loss. Comparable prior year information has been recast to reflect the updated measure. Adjusted operating income (loss) is also used by the CODM to allocate compensation and non-compensation related resources to each segment.
The table below provides select financial information about the Company’s segments, including adjusted compensation and benefits expense and adjusted non-compensation expense (both of which are significant expense categories on which the CODM is regularly provided information), other segment items, and adjusted operating income (loss).
Adjusted compensation and benefits expense and adjusted non-compensation expense include costs directly incurred by each segment, with certain adjustments. Adjusted non-compensation expense includes expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services.
Other segment items include certain adjustments to calculate adjusted operating income (loss), including:
•Noncontrolling interests;
•Certain distribution, introducer and management fees paid to third parties and reimbursable deal costs;
•Provision for credit losses;
•Changes in the fair value of investments held in connection with LFI and other similar deferred compensation arrangements;
•Interest expense, excluding interest expense incurred by LFB; and
•Losses associated with the closing of certain offices as part of the cost-saving initiatives, representing the reclassification of currency translation adjustments to earnings from accumulated other comprehensive loss.
Inter-segment revenues are not material for all periods presented.
The CODM does not regularly receive asset information by segment and does not use segment asset information to assess performance or allocate resources.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)

	Three Months Ended March 31, 2025
	Financial Advisory	Asset Management	Corporate	Total
Net Revenue (Loss) - U.S. GAAP Basis	$367,359	$288,100	$(7,408)	$648,051
Adjusted Compensation and Benefits Expense	239,968	142,827	38,491	421,286
Adjusted Non-compensation Expense	52,561	59,211	36,110	147,882
Other Segment Items	2,184	(23,606)	16,556	(4,866)
Adjusted Operating Income (Loss)	$77,014	$62,456	$(65,453)	$74,017

Other Segment Disclosures:
Interest income (included in net revenue)	$1,197	$2,447	$8,018	$11,662
Depreciation and amortization of property (included in adjusted non-compensation expense)	$2,010	$1,381	$5,040	$8,431

	Three Months Ended March 31, 2024
	Financial Advisory	Asset Management	Corporate	Total
Net Revenue - U.S. GAAP Basis	$453,507	$295,476	$15,770	$764,753
Adjusted Compensation and Benefits Expense	302,080	150,698	39,955	492,733
Adjusted Non-compensation Expense	47,865	55,575	30,853	134,293
Other Segment Items	(6,873)	(19,542)	8,227	(18,188)
Adjusted Operating Income (Loss)	$96,689	$69,661	$(46,811)	$119,539

Other Segment Disclosures:
Interest income (included in net revenue)	$966	$3,711	$6,794	$11,471
Depreciation and amortization of property (included in adjusted non-compensation expense)	$2,249	$1,289	$5,551	$9,089

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The table below provides a reconciliation of the Company's consolidated adjusted operating income to the Company’s consolidated U.S. GAAP operating income.

	Three Months Ended March 31,
	2025	2024
Adjusted Operating Income	$74,017	$119,539
Adjustments:
Operating income related to noncontrolling interests and similar arrangements (a)	1,613	4,469
Interest expense (b)	(20,969)	(20,650)
Amortization and other acquisition-related costs	(26)	(68)
Losses associated with cost-saving initiatives (c)	–	(587)
Expenses associated with cost-saving initiatives	–	(48,142)
Operating Income - U.S. GAAP Basis	$54,635	$54,561
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
(c)Represents the reclassification of currency translation adjustments to earnings from accumulated other comprehensive loss in the three month period ended March 31, 2024.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
21.    CONSOLIDATED VIEs
LFI Consolidated Funds
The Company’s consolidated VIEs as of March 31, 2025 and December 31, 2024 include certain funds (“LFI Consolidated Funds”) that were established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement. Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds. The assets of LFI Consolidated Funds, except as it relates to $33,584 and $68,452 of LFI owned by Lazard Group as of March 31, 2025 and December 31, 2024, respectively, can only be used to settle the obligations of LFI Consolidated Funds.
The Company’s consolidated VIE assets and liabilities for LFI Consolidated Funds as reflected in the condensed consolidated statements of financial condition consist of the following at March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$135	$2,456
Customers and other receivables	2,143	97
Investments	115,826	144,878
Other assets	593	1,016
Total assets	$118,697	$148,447

LIABILITIES
Deposits and other customer payables	$388	$72
Other liabilities	914	295
Total liabilities	$1,302	$367

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Lazard’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”). All references to “2025,” “2024,” “ first quarter” or “the period” refer to, as the context requires, the three month periods ended March 31, 2025 and 2024.
Forward-Looking Statements and Certain Factors that May Affect Our Business
Management has included in Parts I and II of this Form 10-Q, including in its MD&A, statements that are forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target,” “goal,” “pipeline,” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies, business plans and initiatives and anticipated trends in our business. These forward-looking statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in our Form 10-K under the caption “Risk Factors,” including the following:
•adverse general economic conditions or adverse conditions in global or regional financial markets;
•changes in international trade policies and practices, including the implementation of tariffs, proposed further tariffs, and responses from other jurisdictions, and the economic impacts, volatility and uncertainty resulting therefrom;
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
•changes in international trade policies and practices, including the implementation of tariffs, proposed further tariffs, and responses from other jurisdictions, and the economic impacts, volatility and uncertainty resulting therefrom;
•the expected timing and levels of funding of awarded institutional mandates;
•the pipeline in M&A, restructuring and other financial advisory transactions;
•expectations with respect to the economy, the securities markets, the market for mergers, acquisitions, restructuring, private credit and other financial advisory activity, the market for asset management activity and other macroeconomic, regional and industry trends;
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
Business Summary
Founded in 1848, Lazard is one of the world’s preeminent financial advisory and asset management firms, with operations in North and South America, Europe, the Middle East, Asia, and Australia. Lazard provides advice on mergers and acquisitions, capital markets and capital solutions, restructuring and liability management, geopolitics, and other strategic matters, as well as asset management and investment solutions to institutions, corporations, governments, partnerships, family offices, and high net worth individuals.
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
In addition, we record selected other activities in our Corporate segment, including cash management, investments, deferred tax assets, outstanding indebtedness and certain contingent obligations. We also invest our own capital from time to time, generally alongside capital of qualified institutional and individual investors in alternative investments or private equity investments, and make investments to seed our Asset Management strategies.
See “Business Segments” below for discussion of the adjusted operating results of our Financial Advisory, Asset Management and Corporate segments.
Business Environment and Outlook
Economic and global financial market conditions can materially affect our financial performance. As described above, our principal sources of revenue are derived from activities in our Financial Advisory and Asset Management business segments. Our Financial Advisory revenues are primarily dependent on the successful completion of merger, acquisition, sale, restructuring, capital raising or similar transactions, and our Asset Management revenues are primarily driven by the levels of AUM. Weak or uncertain global economic and financial market conditions can result in a challenging business environment for M&A and capital-raising activity as well as our Asset Management business, but such conditions may provide opportunities for our restructuring business.
We operate in a very competitive and global environment. Recent changes to international trade policies and practices have resulted in a period of heightened uncertainty and market volatility. For example, in April 2025, the U.S. government introduced tariffs on trading partners globally, including China which responded with retaliatory tariffs. The potential for geopolitical impacts could further exacerbate market volatility and contribute to weakened economic conditions. We believe our broad set of capabilities and diversified business model positions us well to meet evolving client needs in varying economic environments. However, unpredictability due to rapidly changing international trade policies and market volatility could reduce our clients’ ability to finalize decision-making or execute on investment priorities.
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

	Three Months Ended March 31,
	2025	2024	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$778	$665	17%
Number	6,719	9,851	(32)%
Deals Greater than $500 million:
Value	$638	$482	32%
Number	255	250	2%
Announced M&A Transactions:
All deals:
Value	$1,031	$874	18%
Number	7,712	10,175	(24)%
Deals Greater than $500 million:
Value	$848	$686	24%
Number	321	258	24%
Completed Restructuring Transactions:
All deals:
Value	$23	$150	(85)%
Number	39	127	(69)%
____________________________________

Source: Dealogic as of April 2, 2025.
Another measure of global restructuring activity is the number of corporate defaults, which decreased during the first quarter of 2025 as compared to the first quarter of 2024. The number of defaulting issuers was 27 in the first quarter of 2025, according to Moody’s Investors Service, Inc., as compared to 38 in the first quarter of 2024.
Net revenue trends in Financial Advisory are generally correlated to the level of completed industry-wide M&A transactions and restructuring transactions occurring subsequent to corporate debt defaults. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has greater or lesser relative market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in non-public or sovereign advisory assignments.

Asset Management
The percentage change in major equity market indices at March 31, 2025, as compared to such indices at December 31, 2024 and at March 31, 2024 is shown in the table below:

	Percentage Changes March 31, 2025 vs.
	December 31, 2024	March 31, 2024
MSCI World Index	(2)%	7%
Euro Stoxx	8%	7%
MSCI Emerging Market	3%	8%
S&P 500	(4)%	8%
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
Lazard’s Asset Management segment principally includes LAM, LFG, Lazard Frères Banque SA (“LFB”) and the Edgewater Funds (“Edgewater”). Asset Management net revenue is derived from fees for investment management and advisory services provided to clients. As noted above, the main driver of Asset Management net revenue is the level and product mix of AUM, which is generally influenced by the performance of the global equity markets and, to a lesser extent, fixed income markets as well as Lazard’s investment performance, which impacts its ability to successfully attract and retain assets. As a result, fluctuations (including timing thereof) in financial markets and client asset inflows and outflows for any reason have a direct effect on Asset Management net revenue and operating income. Asset Management fees are generally based on the level of AUM measured daily, monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations, currency fluctuations, changes in product mix, or net client asset flows will result in a corresponding increase or decrease in management fees. Our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. Moreover, it is possible that awarded institutional mandates may not be funded in the amounts and at the times initially anticipated, or at all. In addition, as Lazard’s AUM includes significant amounts of assets that are denominated in currencies other than U.S. Dollars, changes in the value of the U.S. Dollar relative to foreign currencies will impact the value of Lazard’s AUM and the overall amount of management fees generated by the AUM. Fees vary with the type of assets managed and the vehicle in which they are managed, with higher fees earned on equity assets and alternative investment funds, such as hedge funds and private equity funds, and lower fees earned on fixed income and cash management products.
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
We use “adjusted net revenue”, a non-GAAP measure, for comparison of revenues between periods. For the reconciliations and calculations with respect to “adjusted net revenue” and related ratios to “adjusted net revenue,” see the table under “Consolidated Results of Operations” below.
Operating Expenses
The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards, including (a) share-based incentive compensation under Lazard’s 2018 Incentive Compensation Plan, as amended (the “2018 Plan”) and (b) LFI and other similar deferred compensation arrangements, (iii) a provision for discretionary or guaranteed cash bonuses and profit pools and (iv) when applicable, severance payments and cash retention awards. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our actual and forecasted operating and financial performance, staffing levels, estimated forfeiture rates, competitive pay conditions and the nature of revenues earned, as well as the mix between current and deferred compensation. See Note 13 of Notes to Condensed Consolidated Financial Statements.
We use “adjusted compensation and benefits expense” and the ratio of “adjusted compensation and benefits expense” to “adjusted net revenue,” both non-GAAP measures, for comparison of compensation and benefits expense between periods. For the reconciliations and calculations with respect to “adjusted compensation and benefits expense” and related ratios to “adjusted net revenue,” see the table under “Condensed Consolidated Results of Operations” below.
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
Provision for Income Taxes
Lazard, Inc. is subject to U.S. federal income taxes on all of its income and, through its subsidiaries, is also subject to state and local taxes on its income apportioned to various state and local jurisdictions. Lazard Group LLC operates principally through subsidiary corporations including through those domiciled outside the U.S. that are subject to local income taxes in foreign jurisdictions. In addition, Lazard Group LLC is subject to Unincorporated Business Tax (“UBT”) attributable to its operations apportioned to New York City.
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
Net Income Attributable to Noncontrolling Interests
Noncontrolling interests primarily consist of (i) amounts related to Edgewater’s management vehicles that the Company is deemed to control but not own, (ii) profits interest participation rights and (iii) consolidated VIE interests held by employees. See Notes 12 and 21 of Notes to Condensed Consolidated Financial Statements for information regarding the Company’s noncontrolling interests and consolidated VIEs.
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

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Net Revenue	$648,051	$764,753
Operating Expenses:
Compensation and benefits	430,270	550,824
Non-compensation	163,146	159,368
Total operating expenses	593,416	710,192
Operating Income	54,635	54,561
Provision (benefit) for income taxes	(7,354)	14,337
Net Income	61,989	40,224
Less - Net Income Attributable to Noncontrolling Interests	1,614	4,469
Net Income Attributable to Lazard	$60,375	$35,755
Operating Income, as a % of net revenue	8.4%	7.1%
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

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Lazard, Inc. Adjusted Net Revenue:
Net revenue - U.S. GAAP basis	$648,051	$764,753
Adjustments:
Revenue related to noncontrolling interests and similar arrangements (a)	(6,011)	(7,103)
Gains related to LFI and other similar arrangements (b)	(5,243)	(9,373)
Distribution fees, reimbursable deal costs, provision for credit losses and other (c)	(14,581)	(22,949)
Interest expense (d)	20,969	20,650
Losses associated with cost-saving initiatives (e)	–	587
Adjusted net revenue (f)	$643,185	$746,565
____________________________________

(a)Revenue related to the consolidation of noncontrolling interests and similar arrangements are excluded from adjusted net revenue because the Company has no economic interest in such amounts.
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
(e)Represents the reclassification of currency translation adjustments to earnings from accumulated other comprehensive loss in the three month period ended March 31, 2024.
(f)Adjusted net revenue is a non-GAAP measure.

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Lazard, Inc. Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$430,270	$550,824
Adjustments:
Compensation and benefits expense related to noncontrolling interests and similar arrangements (a)	(3,741)	(2,108)
Charges pertaining to LFI and other similar arrangements (b)	(5,243)	(9,373)
Expenses associated with cost-saving initiatives	–	(46,610)
Adjusted compensation and benefits expense (c)	$421,286	$492,733
Adjusted compensation and benefits expense, as a % of adjusted net revenue (c)	65.5%	66.0%
____________________________________

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
(c)Adjusted compensation and benefits expense and adjusted compensation and benefits expense, as a percentage of adjusted net revenue are non-GAAP measures.

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Lazard, Inc. Adjusted Non-Compensation Expense:
Total non-compensation expense	$163,146	$159,368
Adjustments:
Non-compensation expense related to noncontrolling interests and similar arrangements (a)	(657)	(526)
Distribution fees, reimbursable deal costs, provision for credit losses and other (b)	(14,581)	(22,949)
Amortization and other acquisition-related costs	(26)	(68)
Expenses associated with cost-saving initiatives	–	(1,532)
Adjusted non-compensation expense (c)	$147,882	$134,293
Adjusted non-compensation expense, as a % of adjusted net revenue (c)	23.0%	18.0%
____________________________________

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

(c)Adjusted non-compensation expense and adjusted non-compensation expense, as a percentage of adjusted net revenue are non-GAAP measures.

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Lazard, Inc. Adjusted Operating Income:
Operating income	$54,635	$54,561
Adjustments:
Operating income related to noncontrolling interests and similar arrangements	(1,613)	(4,469)
Interest expense	20,969	20,650
Amortization and other acquisition-related costs	26	68
Losses associated with cost-saving initiatives	–	587
Expenses associated with cost-saving initiatives	–	48,142
Adjusted operating income (a)	$74,017	$119,539
Adjusted operating income, as a % of adjusted net revenue (a)	11.5%	16.0%
____________________________________
(a)Adjusted operating income and adjusted operating income, as a percentage of adjusted net revenue are non-GAAP measures.

Headcount information is set forth below:

	As of
	March 31, 2025	December 31, 2024	March 31, 2024
Headcount:
Managing Directors:
Financial Advisory	210	194	199
Asset Management	131	124	117
Corporate	23	21	21
Total Managing Directors	364	339	337
Other Business Segment Professionals and Support Staff:
Financial Advisory	1,328	1,363	1,287
Asset Management	1,133	1,117	1,063
Corporate	428	444	427
Total	3,253	3,263	3,114

Lazard, Inc. Operating Results
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
Three Months Ended March 31, 2025 versus March 31, 2024
The Company reported net income attributable to Lazard of $60 million, as compared to net income attributable to Lazard of $36 million in the 2024 period.

Net revenue decreased $117 million, or 15%, with adjusted net revenue decreasing $103 million, or 14%, as compared to the 2024 period. Fee revenue from investment banking and other advisory activities decreased $93 million, or 20%, as compared to the 2024 period. Asset management fees, including incentive fees, decreased $12 million, or 4%, as compared to the 2024 period. In the aggregate, interest income, other revenue and interest expense decreased $12 million as compared to the 2024 period.
Compensation and benefits expense decreased $121 million, or 22%, as compared to the 2024 period which included $47 million associated with the cost-saving initiatives.
Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $421 million, a decrease of $71 million, or 15%, as compared to $493 million in the 2024 period. The ratio of adjusted compensation and benefits expense to adjusted net revenue was 65.5% for the 2025 period, as compared to 66.0% for the 2024 period.
Non-compensation expense increased $4 million, or 2%, as compared to the 2024 period. Adjusted non-compensation expense increased $14 million, or 10%, as compared to the 2024 period. Such increases in non-compensation expense and adjusted non-compensation expense were primarily due to increased occupancy and equipment and marketing and business development expenses. The ratio of adjusted non-compensation expense to adjusted net revenue was 23.0% for the 2025 period, as compared to 18.0% for the 2024 period.
Operating income remained substantially the same as compared to the 2024 period.
Adjusted operating income decreased $46 million, or 38%, as compared to the 2024 period, and as a percentage of adjusted net revenue was 11.5% for the 2025 period, as compared to 16.0% in the 2024 period.
The provision (benefit) for income taxes reflects an effective tax rate of (13.5)%, as compared to 26.3% for the 2024 period. The change in the effective tax rate principally relates to increases in discrete benefits for share-based incentive compensation and changes in the geographic mix of earnings.
Net income attributable to noncontrolling interests decreased $3 million as compared to the 2024 period.
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

Financial Advisory
The following table summarizes the adjusted operating results attributable to the Financial Advisory segment:

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Net revenue - U.S. GAAP basis	$367,359	$453,507
Adjustments:
Reimbursable deal costs, (provision) benefit for credit losses and other	2,181	(7,501)
Interest expense	3	41
Losses associated with cost-saving initiatives	–	587
Total adjustments (a)	2,184	(6,873)
Adjusted net revenue (b)	369,543	446,634
Adjusted compensation and benefits expense	239,968	302,080
Adjusted non-compensation expense	52,561	47,865
Adjusted operating income (b)	$77,014	$96,689
Adjusted operating income, as a % of adjusted net revenue (b)	20.8%	21.6%
_______________________________________

(a)Total adjustments equal the “other segment items” in Note 20 of Notes to Condensed Consolidated Financial Statements. See “Consolidated Results of Operations” above for further information on the adjustments.
(b)Adjusted net revenue, adjusted operating income, and adjusted operating income as a percentage of adjusted net revenue are non-GAAP measures.
Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended March 31,
	2025	2024
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	82	77
Percentage of total Financial Advisory net revenue from top 10 clients	34%	45%
Number of M&A transactions completed with values greater than $500 million (a)	17	18
________________________________________

(a)Source: Dealogic as of April 2, 2025.

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

	Three Months Ended March 31,
	2025	2024
Americas	66%	63%
EMEA	33	37
Asia Pacific	1	–
Total	100%	100%
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
Three Months Ended March 31, 2025 versus March 31, 2024
Financial Advisory net revenue decreased $86 million, or 19%, as compared to the 2024 period. Financial Advisory adjusted net revenue decreased $77 million, or 17%, as compared to the 2024 period. The decrease in Financial Advisory net revenue and adjusted net revenue was primarily driven by a lower number of transactions with fees above $10 million compared to the same period in 2024 and a decreased number of completed M&A transactions with values greater than $500 million as compared to the 2024 period.
Adjusted compensation and benefits expense decreased $62 million, or 21%, as compared to the 2024 period, primarily driven by decreased adjusted net revenue.
Adjusted non-compensation and benefits expense increased $5 million, or 10%, as compared to the 2024 period, primarily due to increased occupancy and equipment and marketing and business development expenses.
Adjusted operating income was $77 million, a decrease of $20 million, or 20%, as compared to adjusted operating income of $97 million in the 2024 period and, as a percentage of adjusted net revenue, was 20.8%, as compared to 21.6% in the 2024 period.
Asset Management
Assets Under Management
AUM primarily consists of debt and equity instruments, which have a value that is readily available based on either prices quoted on a recognized exchange or prices provided by external pricing services.
Prices of equity and debt securities and other instruments that comprise our AUM are provided by independent, third-party vendors. Such third-party vendors rely on prices provided by external pricing services which are obtained from recognized exchanges or markets, or, for certain fixed income securities, from evaluated bids or other similarly sourced prices.

Either directly, or through our third-party vendors, we perform a variety of regular due diligence procedures on our pricing service providers.
The following table shows the composition of AUM for the Asset Management segment (see Item 1, “Business—Principal Business Lines—Asset Management—Investment Strategies”):

	As of
	March 31, 2025	December 31, 2024
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$28,830	$27,926
Global	49,886	49,058
Local	46,415	49,750
Multi-Regional	48,999	48,204
Total Equity	174,130	174,938
Fixed Income:
Emerging Markets	5,130	6,919
Global	11,223	11,138
Local	5,637	5,617
Multi-Regional	22,034	19,612
Total Fixed Income	44,024	43,286
Alternative Investments	3,132	2,917
Private Wealth Alternative Investments	3,116	3,097
Private Equity	1,500	1,514
Cash Management	1,525	569
Total AUM	$227,427	$226,321
Total AUM at March 31, 2025 was $227 billion, an increase of $1 billion as compared to total AUM of $226 billion at December 31, 2024 due to market and foreign exchange appreciation, partially offset by net outflows. Average AUM for the first quarter of 2025 decreased 7% as compared to the first quarter of 2024 and decreased 1% as compared to the fourth quarter of 2024.
As of both March 31, 2025 and December 31, 2024, approximately 82% of our AUM was managed on behalf of institutional and intermediary clients, including corporations, labor unions, pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors. As of both March 31, 2025 and December 31, 2024, approximately 18% of our AUM was managed on behalf of individual client relationships.
As of both March 31, 2025 and December 31, 2024, AUM with foreign currency exposure represented approximately 62% of our total AUM. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$174,938	$7,820	$(10,373)	$(2,553)	$(814)	$2,559	$174,130
Fixed Income	43,286	2,198	(4,281)	(2,083)	1,517	1,304	44,024
Other	8,097	1,239	(262)	977	122	77	9,273
Total	$226,321	$11,257	$(14,916)	$(3,659)	$825	$3,940	$227,427
Net flows were primarily driven by outflows in the Multi-Regional Equity platform and the Emerging Markets Fixed Income platform.

	Three Months Ended March 31, 2024
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$190,138	$4,027	$(10,485)	$(6,458)	$14,182	$(2,609)	$195,253
Fixed Income	48,107	1,782	(1,571)	211	(199)	(899)	47,220
Other	8,406	275	(658)	(383)	(12)	(52)	7,959
Total	$246,651	$6,084	$(12,714)	$(6,630)	$13,971	$(3,560)	$250,432

Average AUM for the three month periods ended March 31, 2025 and 2024 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended March 31,
	2025	2024
	($ in millions)
Average AUM by Asset Class:
Equity	$178,144	$191,619
Fixed Income	44,093	47,312
Alternative Investments	3,047	3,150
Private Wealth Alternative Investments	3,108	2,722
Private Equity	1,505	1,519
Cash Management	890	628
Total Average AUM	$230,787	$246,950

The following table summarizes the adjusted operating results attributable to the Asset Management segment:

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Net revenue - U.S. GAAP basis	$288,100	$295,476
Adjustments:
Revenue related to noncontrolling interests and similar arrangements	(6,850)	(4,097)
Distribution fees and other	(16,762)	(15,448)
Interest expense	6	3
Total adjustments (a)	(23,606)	(19,542)
Adjusted net revenue (b)	264,494	275,934
Adjusted compensation and benefits expense	142,827	150,698
Adjusted non-compensation expense	59,211	55,575
Adjusted operating income (b)	$62,456	$69,661
Adjusted operating income, as a % of adjusted net revenue (b)	23.6%	25.2%
_______________________________________
(a)Total adjustments equal the “other segment items” in Note 20 of Notes to Condensed Consolidated Financial Statements. See “Consolidated Results of Operations” above for further information on the adjustments.
(b)Adjusted net revenue, adjusted operating income, and adjusted operating income as a percentage of adjusted net revenue are non-GAAP measures.
The geographical distribution of Asset Management adjusted net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended March 31,
	2025	2024
Americas	41%	42%
EMEA	45	44
Asia Pacific	14	14
Total	100%	100%
Asset Management Results of Operations
Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.
Three Months Ended March 31, 2025 versus March 31, 2024
Asset Management net revenue decreased $7 million, or 2%, as compared to the 2024 period. Asset Management adjusted net revenue decreased $11 million, or 4%, as compared to the 2024 period. Management fees and other revenue, on an adjusted basis, was $256 million, a decrease of $12 million, or 5%, as compared to $268 million in the 2024 period. Incentive fees, on an adjusted basis, were $9 million, an increase of $1 million as compared to $8 million in the 2024 period.
Adjusted compensation and benefits expense decreased $8 million, or 5%, as compared to the 2024 period.
Adjusted non-compensation expense increased $4 million, or 7%, as compared to the 2024 period.

Asset Management adjusted operating income was $62 million, a decrease of $7 million, or 10%, as compared to adjusted operating income of $70 million in the 2024 period and as a percentage of adjusted net revenue, was 23.6%, as compared to 25.2% in the 2024 period.
Corporate
The following table summarizes the reported adjusted operating results attributable to the Corporate segment:

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Net revenue (loss) - U.S. GAAP basis	$(7,408)	$15,770
Adjustments:
(Revenue) loss related to noncontrolling interests and similar arrangements	839	(3,006)
Gains related to LFI and other similar arrangements	(5,243)	(9,373)
Interest expense	20,960	20,606
Total adjustments (a)	16,556	8,227
Adjusted net revenue (b)	9,148	23,997
Adjusted compensation and benefits expense	38,491	39,955
Adjusted non-compensation expense	36,110	30,853
Adjusted operating loss (b)	$(65,453)	$(46,811)
_________________________________
(a)Total adjustments equal the “other segment items” in Note 20 of Notes to Condensed Consolidated Financial Statements. See “Consolidated Results of Operations” above for further information on the adjustments.
(b)Adjusted net revenue and adjusted operating loss are non-GAAP measures.
Corporate Results of Operations
Corporate’s quarterly results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.
Three Months Ended March 31, 2025 versus March 31, 2024
Corporate net revenue decreased $23 million as compared to the 2024 period, primarily due to lower investment gains in the 2025 period as compared to the 2024 period, including investments held in connection with LFI. Corporate adjusted net revenue decreased $15 million, as compared to the 2024 period, primarily due to lower investment gains in the 2025 period as compared to the 2024 period.
Adjusted compensation and benefits expense, including centrally managed costs, decreased $1 million, or 4%, as compared to the 2024 period.
Adjusted non-compensation expense, including centrally managed costs, increased $5 million, or 17%, as compared to the 2024 period.
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
Summary of Cash Flows:

	Three Months Ended March 31,
	2025	2024
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$62	$40
Adjustments to reconcile net income to net cash provided by operating activities (a)	97	134
Other operating activities (b)	(376)	(264)
Net cash used in operating activities	(217)	(90)
Investing activities	(23)	(7)
Financing activities (c)	(191)	99
Effect of exchange rate changes	30	(22)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(401)	(20)
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	1,609	1,225
End of Period	$1,208	$1,205
________________________________________
(a)Consists primarily of amortization of deferred expenses and share-based incentive compensation, noncash lease expenses, depreciation and amortization of property and deferred tax provision (benefit).
(b)Includes net changes in operating assets and liabilities.
(c)Consists primarily of purchases of shares of common stock, tax withholdings related to the settlement of vested RSUs and vested PRSUs, common stock dividends, changes in customer deposits, distributions to noncontrolling interest holders, activity related to borrowings (including in 2024, the issuance of the 2031 Notes and the partial redemption of the 2025 Notes).
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

Liquidity is significantly impacted by cash payments for incentive compensation, a significant portion of which are made during the first three months of the year. As a consequence, cash on hand generally declines in the beginning of the year and gradually builds over the remainder of the year. We also make payments during the year on behalf of certain managing directors for their estimated taxes, which serve to reduce their respective incentive compensation payments. Additionally, we made payments through 2024 relating to severance and other employee termination costs associated with cost-saving initiatives. Also See “Senior Debt” below for senior debt refinancing in the first quarter of 2024.

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
We regularly monitor our liquidity position, including cash levels, lease obligations, investments, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of common stock, compensation and matters relating to liquidity and to compliance with regulatory net capital requirements. At March 31, 2025, Lazard had approximately $909 million of cash and cash equivalents, including approximately $494 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings and we expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations. In April 2025, we made additional investments of approximately $90 million to seed our Asset Management strategies in connection with the launch of actively managed ETFs.
As of March 31, 2025, the Company’s remaining lease obligations were $60 million for 2025 (April 1 through December 31), $145 million from 2026 through 2027, $141 million from 2028 through 2029 and $261 million from 2030 through 2039.
As of March 31, 2025, Lazard had approximately $209 million in unused lines of credit available to it, including a $200 million, five-year, senior revolving credit facility under the Second Amended and Restated Credit Agreement, among Lazard Group LLC, the Banks from time to time party thereto and Citibank, N.A., as Administrative Agent (as amended from time to time, the “Second Amended and Restated Credit Agreement”).
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
The Second Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group LLC not permit (i) its Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00, provided that the Consolidated Leverage Ratio may be greater than 3.25 to 1.00 for four (consecutive or nonconsecutive) quarters so long as it is not greater than 3.50 to 1.00 on the last day of any such quarter, or (ii) its Consolidated Interest Coverage Ratio (as defined in the Second Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. No amounts were outstanding under the Second Amended and Restated Credit Agreement as of March 31, 2025.
In addition, the Second Amended and Restated Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At March 31, 2025, the Company was in compliance with all financial and nonfinancial provisions.
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

Senior Debt
The table below sets forth our corporate indebtedness as of March 31, 2025 and December 31, 2024. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		March 31, 2025			December 31, 2024
Senior Debt	Annual Interest Rate	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2027 Senior Notes	3.625%	$300.0	$1.1	$298.9	$300.0	$1.2	$298.8
Lazard Group 2028 Senior Notes	4.50%	500.0	3.5	496.5	500.0	3.8	496.2
Lazard Group 2029 Senior Notes	4.375%	500.0	3.6	496.4	500.0	3.9	496.1
Lazard Group 2031 Senior Notes	6.00%	400.0	3.9	396.1	400.0	4.1	395.9
		$1,700.0	$12.1	$1,687.9	$1,700.0	$13.0	$1,687.0
The indenture and supplemental indentures relating to Lazard Group LLC’s senior notes contain certain covenants (none of which relate to financial condition), events of default and other customary provisions. At March 31, 2025, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.
Guarantor Information
Lazard, Inc. has provided an unconditional and irrevocable guarantee for the repayment of the Lazard Group 2027 Notes, 2028 Notes, 2029 Notes and 2031 Notes (collectively, the “Lazard Group Senior Notes”), and has amended the Second Amended and Restated Credit Agreement, to provide an unconditional and irrevocable guarantee for Lazard Group's obligations under the Second Amended and Restated Credit Agreement. See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.
As permitted under Rule 13-01 of Regulation S-X, Lazard, Inc. has excluded summarized financial information for Lazard Group because the combined assets, liabilities and results of operations of Lazard Group for the period were not materially different than the corresponding amounts in Lazard, Inc.’s condensed consolidated financial statements presented herein and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.

Stockholders’ Equity
At March 31, 2025, total stockholders’ equity was $649 million, as compared to $685 million at December 31, 2024, including $603 million and $636 million attributable to Lazard, Inc. on the respective dates. The net activity in stockholders’ equity during the three month period ended March 31, 2025 is reflected in the table below (in millions of dollars):

Stockholders’ Equity - January 1, 2025	$685
Increase (decrease) due to:
Net income (a)	63
Other comprehensive income	20
Amortization of share-based incentive compensation	77
Purchase of common stock	(36)
Settlement of share-based incentive compensation (b)	(104)
Common stock dividends	(45)
Other - net	(11)
Stockholders’ Equity - March 31, 2025	$649
________________________________________

(a)Excludes net loss associated with redeemable noncontrolling interests of $1 million in 2025.
(b)The tax withholding portion of share-based compensation is settled in cash, not shares.
See the Consolidated Financial Statements—Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interests for further detail.
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

Three Months Ended March 31:	Number of Shares Purchased	Average Price Per Share
2024	564,692	$38.97
2025	773,955	$46.73
As of March 31, 2025, a total of $164 million of share repurchase authorization remained available under Lazard, Inc.’s share repurchase program which will expire on December 31, 2026.
During the three month period ended March 31, 2025, Lazard, Inc. had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.
On April 24, 2025, the Board of Directors of Lazard declared a quarterly dividend of $0.50 per share on our common stock. The dividend is payable on May 16, 2025 to stockholders of record on May 5, 2025.
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
Compensation Liabilities
Annual discretionary compensation represents a significant portion of our annual compensation and benefits expense. We allocate the estimated amount of such annual discretionary compensation to interim periods by segment in proportion to the amount of adjusted net revenue earned in such periods based on an estimated annual ratio of adjusted compensation and benefits expense to adjusted net revenue. See “Financial Statement Overview—Operating Expenses” for more information on our periodic compensation and benefits expense.
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
The amount of the TRA liability is an undiscounted amount based upon current tax laws and the structure of the Company and various assumptions regarding potential future operating profitability. The assumptions reflected in the estimate involve significant judgment, and as such, the actual amount and timing of payments under the TRA could differ materially from our estimates. See Note 18 of Notes to Condensed Consolidated Financial Statements for additional information regarding the TRA.

Goodwill
Goodwill has an indefinite life and is tested for impairment annually, as of October 1, or more frequently if circumstances indicate impairment may have occurred. The Company performs a qualitative assessment about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of actually calculating the fair value of the reporting unit. The qualitative assessment includes significant judgment on the business outlook assumptions of each reporting unit based on historical data, current economic conditions, stock performance and industry trends. If events indicate that it is more likely than not that the reporting unit’s fair value is less than its carrying value, the Company performs a quantitative assessment to determine the fair value of the reporting unit and compares it to its carrying values. If the carrying value of a reporting unit exceeds its fair value, the Company would recognize an impairment loss equal to the excess. The goodwill impairment tests indicated no reporting units were at risk of impairment. See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding goodwill.
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
Seed investments held in entities in which the Company maintained a controlling financial interest were $110 million in twelve entities as of March 31, 2025, as compared to $111 million in ten entities as of December 31, 2024. LFI investments held in entities in which the Company maintained a controlling financial interest were $54 million in nine entities as of March 31, 2025, as compared to $93 million in nine entities as of December 31, 2024.
As of March 31, 2025 and December 31, 2024, the Company did not consolidate any seed investment entities or LFI investment entities, with the exception of the consolidation of certain LFI funds (see Note 21 of Notes to Condensed Consolidated Financial Statements). As such, seed investments and substantially all of LFI investments included in “investments” on the condensed consolidated statements of financial condition represented the Company’s economic interest in the seed and LFI investments.

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
Data relating to investments is set forth below:

	March 31, 2025	December 31, 2024
	($ in thousands)
Seed investments by asset class:
Debt	$3,759	$–
Equity (a)	109,535	123,457
Fixed income	21,048	20,751
Alternative investments	28,141	34,161
Private equity	16,584	16,785
Total seed investments	179,067	195,154
Other investments owned:
Private equity	7,368	7,570
Fixed income and other	2,362	2,266
Total other investments owned	9,730	9,836
Subtotal	188,797	204,990
Private equity consolidated, not owned	22,335	19,057
Equity method	17,580	16,899
LFI	277,785	374,001
Total investments	$506,497	$614,947

_______________________

(a)At March 31, 2025 and December 31, 2024, seed investments in directly owned equity securities were invested as follows:

	March 31, 2025	December 31, 2024
Percentage invested in:
Financials	18%	16%
Consumer	30	31
Industrial	13	14
Technology	20	22
Other	19	17
Total	100%	100%
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
Equity Market Price Risk—At March 31, 2025 and December 31, 2024, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $148 million and $164 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $1.7 million and $0.9 million as of March 31, 2025 and December 31, 2024, respectively, in the carrying value of such investments, including the effect of the hedging transactions.
Interest Rate and Credit Spread Risk—At March 31, 2025 and December 31, 2024, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $23 million and $24 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a net decrease of approximately $0.8 million as of March 31, 2025 and a net increase of approximately $0.6 million in the carrying value of such investments as of December 31, 2024, including the effect of the hedging transactions.
Foreign Exchange Rate Risk—At March 31, 2025 and December 31, 2024, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities and private equity investments was $83 million and $65 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a net decrease of approximately $4.1 million and $2.0 million in the carrying value of such investments as of March 31, 2025 and December 31, 2024, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At both March 31, 2025 and December 31, 2024, the Company’s exposure to changes in fair value of such investments was approximately $24 million. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $2.4 million in the carrying value of such investments as of both March 31, 2025 and December 31, 2024.
For additional information regarding risks associated with our investments, see Item 1A, “Risk Factors—Other Business Risks—Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios” in our Form 10-K.
Risks Related to Receivables
We maintain an allowance for credit losses to provide coverage for expected losses from our receivables. At March 31, 2025, total receivables amounted to $683 million, net of an allowance for credit losses of $26 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 78% and 22% of total receivables, respectively. At December 31, 2024, total receivables amounted to $754 million, net of an allowance for credit losses of $32 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 85% and 15% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.
LFG and LFB offer wealth management and banking services to high net worth individuals and families. At March 31, 2025 and December 31, 2024, customers and other receivables included $96 million and $83 million, respectively, of such LFB loans which are fully collateralized and monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans. Therefore, there was no allowance for credit losses required at those dates related to such receivables.
Credit Concentrations
The Company monitors its exposures to individual counterparties and diversifies where appropriate to reduce the exposure to concentrations of credit.
Risks Related to Derivatives
Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain investments that seed strategies in our Asset Management business. Derivative contracts are recorded at fair value. In entering into derivative agreements, the Company is subject to counterparty risk. Net derivative assets amounted to $1 million and $4 million at March 31, 2025 and December 31, 2024, respectively, and net derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements amounted to $0.4 million and $3 million at March 31, 2025 and December 31, 2024, respectively.
The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $172 million and $271 million at March 31, 2025 and December 31, 2024, respectively.
Risks Related to Cash and Cash Equivalents and Corporate Indebtedness
A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents typically bear interest at market interest rates. Based on account balances as of March 31, 2025, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $9 million in the event interest rates were to increase by 1% and decrease by approximately $9 million if rates were to decrease by 1%.
As of March 31, 2025, the Company’s cash and cash equivalents totaled approximately $909 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world and (iii) in short-term certificates of deposit from such banks. Cash and cash equivalents are continuously monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.
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
Item 1A. Risk Factors
There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Repurchases of Equity Securities
The following table sets forth information regarding Lazard’s purchases of its common stock on a monthly basis during the first quarter of 2025. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2025
Share Repurchase Program (1)	401,049	$48.25	401,049	$180.6	million
Employee Transactions (2)	2,169	$49.76	–	–
February 1 – February 28, 2025
Share Repurchase Program (1)	–	$–	–	$180.6	million
Employee Transactions (2)	901,084	$53.97	–	–
March 1 – March 31, 2025
Share Repurchase Program (1)	372,906	$45.09	372,906	$163.8	million
Employee Transactions (2)	902,215	$49.92	–	–
Total
Share Repurchase Program (1)	773,955	$46.73	773,955	$163.8	million
Employee Transactions (2)	1,805,468	$51.94	–	–
_______________________
(1)The Board of Directors of Lazard authorized the repurchase of common stock as set forth in the table below as of March 31, 2025.

Date	Repurchase Authorization	Expiration
	($ in thousands)
July 2024	$200,000	December 31, 2026

The Company’s purchases under the share repurchase program over time are used to offset dilution from the shares that have been or will be issued under the 2018 Plan, as amended. Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions. The rate at which the Company purchases shares in connection with the share repurchase program may vary from period to period due to a variety of factors. Amounts shown in this line item include repurchases of common stock and exclude the shares of common stock withheld by the Company to meet the minimum statutory tax withholding requirements as described below. As of March 31, 2025, a total of $164 million of share repurchase authorization remained available under Lazard, Inc.’s share repurchase program, which will expire on December 31, 2026.
(2)Under the terms of the 2018 Plan, upon the settlement of RSUs and PRSUs, shares of common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended March 31, 2025, the Company satisfied such obligations in lieu of issuing 1,805,468 shares of common stock upon the settlement of 4,279,900 of RSUs.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
New Retention Agreements with Peter R. Orszag, Alexandra Soto and Christian A. Weideman
Effective April 24, 2025, the Company entered into new retention agreements (the “Retention Agreements”) with Mr. Orszag and Ms. Soto (the “Named Executives”) relating to the continuation of employment in their respective roles with Lazard. The Retention Agreements replace Mr. Orszag’s and Ms. Soto’s prior retention agreements with Lazard.
The Retention Agreements do not have fixed terms. The Retention Agreements continue to provide for annual base salaries and eligibility for discretionary annual bonuses. The Retention Agreement for Ms. Soto decreases the cash severance multiple from 2.0 to 1.5. The Retention Agreements also decrease (from two to one) the number of years of additional age and service credit under Lazard’s retiree healthcare benefit plans the Named Executive would receive upon a qualifying termination, and provide 12 months of continued health benefits.
The Named Executives continue to be subject to post-termination restrictive covenants, including perpetual confidentiality and non-disparagement covenants, and the Retention Agreements extend the period of the non-competition and non-solicitation covenants to nine months following termination, while providing for injunctive relief for three months following termination.
The foregoing summary of the Retention Agreements does not purport to be complete and is qualified in its entirety by the full text of each Retention Agreement, a copy of each of which is filed with this Form 10-Q.
The Company also entered into a similar retention agreement with Mr. Weideman, effective April 24, 2025. A copy of the retention agreement with Mr. Weideman is filed with this Form 10-Q.
Securities Trading Plans of Directors and Executive Officers
On March 13, 2025, Peter R. Orszag, the Company’s Chief Executive Officer and Chairman, adopted a trading plan for the sale of shares of the Company’s common stock, which is designated to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act. The plan expires on September 15, 2026 or upon the sale of the maximum number of shares under the trading plan. The aggregate number of shares to be sold under the plan is equal to 50% of the shares underlying equity awards that are scheduled to vest during the term of the plan, representing up to 226,003 shares of the Company’s common stock. Sales of the shares pursuant to the plan, together with any incremental sales to the Company, are intended to cover estimated taxes and other personal expenditures.

During the three months ended March 31, 2025, no other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

10.13*
Letter Agreement, dated November 22, 2024, by and between Kenneth M. Jacobs and Lazard, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 001-32492) filed on February 24, 2025).

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

10.18*	Letter Agreement regarding Terms of Continued Employment, dated as of April 24, 2025, between Lazard, Inc. and Peter R. Orszag.

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

10.23*
Resignation Letter Agreement, dated as of March 31, 2022, by and between the Registrant and Alexander F. Stern (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on April 6, 2022).

10.24*
Letter Agreement, dated as of January 1, 2023, by and between Lazard Frères & Co. LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 2, 2023).

10.25*
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

10.27*
Letter Agreement, dated as of June 29, 2023, by and between Lazard Frères & Co. LLC and Michael Gathy (incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report (File No. 001-32492) on Form 10-Q filed on October 27, 2023).

10.28*
Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 7, 2024, by and among the Registrant, Lazard & Co., Services Limited and Alexandra Soto (incorporated by reference to Exhibit 10.25 to the Registrant's Quarterly Report (File No. 001-32492) on Form 10-Q filed on April 26, 2024).

10.29*	Letter Agreement regarding Terms of Continued Employment, dated as of April 24, 2025, between Lazard, Inc. and Alexandra Soto.

10.30*	Letter Agreement regarding Terms of Continued Employment, dated as of April 24, 2025, between Lazard, Inc. and Christian A. Weideman.

10.31*
Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.32*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on May 11, 2006).

10.33
Second Amended and Restated Credit Agreement, dated as of June 6, 2023, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on July 31, 2023).

10.34
First Amendment to Second Amended and Restated Credit Agreement, dated as of December 23, 2024, by and among Lazard Group LLC, Lazard, Inc., the Banks party thereto and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-32492) filed on February 24, 2025).

10.35*
Form of Agreement for Performance-Based Profits Interest Participation Right Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on April 30, 2019).

10.36*
Form of Agreement evidencing grant of Performance-Based Restricted Participation Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on May 4, 2021).

10.37*
Form of Agreement evidencing grant of Lazard Fund Interests to Named Executive Officers under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on May 4, 2021).

10.38*
Form of Agreement for Profits Interest Participation Right Units under the 2018 Compensation Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on May 4, 2021).

10.39*
Form of Agreement for Profits Interest Participation Right Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 2, 2023).

10.40*
Form of Agreement evidencing grant of Restricted Stock Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 2, 2023).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-32492) filed on February 24, 2025).

22.1	List of Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-32492) filed on February 24, 2025).

31.1	Rule 13a-14(a) Certification of Peter R. Orszag.

31.2	Rule 13a-14(a) Certification of Mary Ann Betsch.

32.1**	Section 1350 Certification for Peter R. Orszag.

32.2**	Section 1350 Certification for Mary Ann Betsch.

97.1	Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report (File No. 001-32492) on Form 10-K filed on February 23, 2024).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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
Dated: April 30, 2025

LAZARD, INC.

By:	/s/ Mary Ann Betsch
Name:	Mary Ann Betsch
Title:	Chief Financial Officer

By:	/s/ Michael Gathy
Name:	Michael Gathy
Title:	Chief Accounting Officer