Form 10-Q
period 2025-06-30
Lazard, Inc.
filed 2025-07-25
CIK 1311370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If the Registrant is an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 18, 2025, there were 112,766,091 shares of the Registrant’s common stock outstanding (including 18,408,649 shares held by subsidiaries).

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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2025 AND DECEMBER 31, 2024
(UNAUDITED)
(dollars in thousands, except for per share data)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$978,259	$1,308,218
Deposits with banks and short-term investments	237,141	268,684
Restricted cash	32,908	32,466
Receivables (net of allowance for credit losses of $26,545 and $32,033 at June 30, 2025 and December 31, 2024, respectively):
Fees	578,535	640,567
Customers and other	176,260	113,056
	754,795	753,623
Investments (including $41,223 pledged at June 30, 2025)	637,473	614,947
Property (net of accumulated amortization and depreciation of $359,461 and $332,840 at June 30, 2025 and December 31, 2024, respectively)	176,240	160,402
Operating lease right-of-use assets	443,388	434,938
Goodwill and other intangible assets (net of accumulated amortization of $67,711 at both June 30, 2025 and December 31, 2024)	395,225	393,575
Deferred tax assets	492,254	479,582
Other assets	345,703	347,558
Total Assets	$4,493,386	$4,793,993

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2025 AND DECEMBER 31, 2024
(UNAUDITED)
(dollars in thousands, except for per share data)

	June 30, 2025	December 31, 2024
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$400,328	$308,213
Accrued compensation and benefits	391,048	844,953
Operating lease liabilities	518,172	505,483
Tax receivable agreement obligation	75,826	75,899
Senior debt	1,688,631	1,687,052
Deferred tax liabilities	644	1,084
Other liabilities	548,675	606,526
Total Liabilities	3,623,324	4,029,210
Commitments and contingencies
Redeemable noncontrolling interests	83,578	79,629
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share; 15,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024	–	–
Common stock:
Par value $0.01 per share (500,000,000 shares authorized; 112,766,091 shares issued at June 30, 2025 and December 31, 2024, including shares held by subsidiaries)	1,128	1,128
Additional paid-in-capital	225,058	327,810
Retained earnings	1,477,618	1,472,113
Accumulated other comprehensive loss, net of tax	(268,903)	(326,742)
	1,434,901	1,474,309
Common stock held by subsidiaries, at cost (18,408,649 and 22,467,315 shares at June 30, 2025 and December 31, 2024, respectively)	(693,298)	(838,069)
Total Lazard Stockholders’ Equity	741,603	636,240
Noncontrolling interests	44,881	48,914
Total Stockholders’ Equity	786,484	685,154
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$4,493,386	$4,793,993

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2025 AND 2024
(UNAUDITED)
(dollars in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE
Investment banking and other advisory fees	$493,226	$408,773	$853,593	$861,800
Asset management fees	275,605	267,914	540,221	544,763
Interest income	9,207	12,854	20,869	24,325
Other	39,122	18,450	71,641	62,584
Total revenue	817,160	707,991	1,486,324	1,493,472
Interest expense	21,163	22,642	42,276	43,370
Net revenue	795,997	685,349	1,444,048	1,450,102
OPERATING EXPENSES
Compensation and benefits	519,208	452,560	949,478	1,003,384
Occupancy and equipment	33,703	32,031	69,116	64,888
Marketing and business development	29,593	25,493	57,324	49,092
Technology and information services	49,272	46,406	95,488	91,323
Professional services	24,589	23,734	43,426	43,614
Fund administration and outsourced services	30,054	27,114	56,599	53,254
Other	16,497	14,371	24,901	26,346
Total operating expenses	702,916	621,709	1,296,332	1,331,901
OPERATING INCOME	93,081	63,640	147,716	118,201
Provision for income taxes	31,764	11,587	24,410	25,924
NET INCOME	61,317	52,053	123,306	92,277
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	5,971	2,144	7,585	6,613
NET INCOME ATTRIBUTABLE TO LAZARD	$55,346	$49,909	$115,721	$85,664
ATTRIBUTABLE TO LAZARD COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	97,534,319	92,886,364	96,394,871	92,073,414
Diluted	104,911,633	100,627,867	104,870,193	99,989,817
NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.56	$0.53	$1.17	$0.91
Diluted	$0.52	$0.49	$1.08	$0.84

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2025 AND 2024
(UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET INCOME	$61,317	$52,053	$123,306	$92,277
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	45,868	(4,572)	70,081	(20,834)
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $(2,736) and $371 for the three months ended June 30, 2025 and 2024, respectively, and $(4,338) and $659 for the six months ended June 30, 2025 and 2024, respectively)	(10,028)	789	(15,817)	1,604
Adjustment for items reclassified to earnings (net of tax expense of $562 and $455 for the three months ended June 30, 2025 and 2024, respectively, and $1,092 and $910 for the six months ended June 30, 2025 and 2024, respectively)	2,065	1,485	3,641	2,887
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	37,905	(2,298)	57,905	(16,343)
COMPREHENSIVE INCOME	99,222	49,755	181,211	75,934
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	6,013	2,144	7,651	6,613
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD	$93,209	$47,611	$173,560	$69,321

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2025 AND 2024
(UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$123,306	$92,277
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred expenses and share-based incentive compensation	237,536	258,336
Noncash lease expense	33,512	32,824
Depreciation and amortization of property	17,070	18,319
Deferred tax benefit	(17,834)	(14,675)
Other adjustments	(5,182)	–
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	53,156	31,521
Investments	(26,292)	90,016
Other assets	2,241	(100,124)
Accrued compensation and benefits and other liabilities	(585,359)	(322,239)
Net cash provided by (used in) in operating activities	(167,846)	86,255
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(25,510)	(13,061)
Disposals of property	–	1,928
Purchase of investments	–	(98,350)
Other investing activities	(23,504)	–
Net cash used in investing activities	(49,014)	(109,483)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for) customer deposits, net	35,282	10,840
Proceeds from:
Issuance of senior debt, net of expenses	–	396,010
Contributions from noncontrolling interests	1,361	232
Payments for:
Extinguishment of senior debt	–	(233,073)
Distributions to noncontrolling interests	(112)	(2,005)
Tax receivable agreement	–	(30,950)
Purchase of common stock	(39,928)	(40,816)
Common stock dividends	(92,024)	(88,731)
Settlement of share-based incentive compensation in satisfaction of tax withholding requirements	(103,014)	(61,593)
LFI Consolidated Funds redemptions	(21,657)	(35,141)
Other financing activities	(11,456)	(8,898)
Net cash used in financing activities	(231,548)	(94,125)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	87,348	(23,177)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(361,060)	(140,530)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— January 1	1,609,368	1,224,983
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—June 30	$1,248,308	$1,084,453

See notes to condensed consolidated financial statements.

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$978,259	$1,308,218
Deposits with banks and short-term investments	237,141	268,684
Restricted cash	32,908	32,466
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$1,248,308	$1,609,368

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2025
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held By Subsidiaries		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - April 1, 2025	112,766,091	$1,128	$131,697	$1,477,662	$(306,766)	18,618,701	$(700,693)	$603,028	$45,525	$648,553	$83,811
Comprehensive income (loss):
Net income (loss)				55,346				55,346	(414)	54,932	6,385
Other comprehensive income - net of tax					37,863			37,863	42	37,905
Amortization of share-based incentive compensation			105,665					105,665	1,292	106,957
Dividend equivalents			8,181	(8,316)				(135)	(2,717)	(2,852)
Common stock dividends ($0.50 per share)				(47,074)				(47,074)		(47,074)
Purchase of common stock						85,894	(3,763)	(3,763)		(3,763)
Delivery of common stock in connection with share-based incentive compensation and related tax expense of $92			(20,484)			(295,946)	11,158	(9,326)	–	(9,326)
Contributions from noncontrolling interests, net									1,153	1,153
LFI Consolidated Funds											(6,618)
Other			(1)			–	–	(1)		(1)
Balance - June 30, 2025	112,766,091	$1,128	$225,058	$1,477,618	$(268,903)	18,408,649	$(693,298)	$741,603	$44,881	$786,484	$83,578

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2025
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held By Subsidiaries		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - January 1, 2025	112,766,091	$1,128	$327,810	$1,472,113	$(326,742)	22,467,315	$(838,069)	$636,240	$48,914	$685,154	$79,629
Comprehensive income:
Net income				115,721				115,721	2,392	118,113	5,193
Other comprehensive income - net of tax					57,839			57,839	66	57,905
Amortization of share-based incentive compensation			180,615					180,615	3,510	184,125
Dividend equivalents			17,602	(18,192)				(590)	(9,728)	(10,318)
Common stock dividends ($1.00 per share)				(92,024)				(92,024)		(92,024)
Purchase of common stock						859,849	(39,928)	(39,928)		(39,928)
Delivery of common stock in connection with share-based incentive compensation and related tax expense of $10,747			(298,865)			(4,960,484)	186,626	(112,239)	(1,522)	(113,761)
Business acquisitions and related equity transactions:
Common stock issuable			1,235					1,235		1,235
Contribution from noncontrolling interests, net									1,249	1,249
LFI Consolidated Funds											(1,244)
Other			(3,339)			41,969	(1,927)	(5,266)		(5,266)
Balance - June 30, 2025	112,766,091	$1,128	$225,058	$1,477,618	$(268,903)	18,408,649	$(693,298)	$741,603	$44,881	$786,484	$83,578

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2024
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held By Subsidiaries		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - April 1, 2024	112,766,091	$1,128	$134,573	$1,384,829	$(303,995)	22,248,005	$(823,821)	$392,714	$55,817	$448,531	$88,475
Comprehensive income (loss):
Net income				49,909				49,909	1,683	51,592	461
Other comprehensive loss - net of tax					(2,298)			(2,298)	–	(2,298)
Amortization of share-based incentive compensation			88,438					88,438	909	89,347
Dividend equivalents			6,822	(7,019)				(197)	(2,109)	(2,306)
Common stock dividends ($0.50 per share)				(45,016)				(45,016)		(45,016)
Purchase of common stock						491,221	(18,811)	(18,811)		(18,811)
Delivery of common stock in connection with share-based incentive compensation and related tax expense of $117			(11,378)			(142,815)	5,300	(6,078)	–	(6,078)
Distributions to noncontrolling interests, net									(765)	(765)
LFI Consolidated Funds											(8,005)
Other						144	(6)	(6)		(6)
Balance - June 30, 2024	112,766,091	$1,128	$218,455	$1,382,703	$(306,293)	22,596,555	$(837,338)	$458,655	$55,535	$514,190	$80,931

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2024
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held By Subsidiaries		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - January 1, 2024	112,766,091	$1,128	$247,204	$1,402,636	$(289,950)	25,340,287	$(937,259)	$423,759	$58,428	$482,187	$87,675
Comprehensive income (loss):
Net income				85,664				85,664	3,535	89,199	3,078
Other comprehensive loss - net of tax					(16,343)			(16,343)	–	(16,343)
Amortization of share-based incentive compensation			158,211					158,211	1,334	159,545
Dividend equivalents			16,263	(16,866)				(603)	(7,230)	(7,833)
Common stock dividends ($1.00 per share)				(88,731)				(88,731)		(88,731)
Purchase of common stock						1,055,913	(40,816)	(40,816)		(40,816)
Delivery of common stock in connection with share-based incentive compensation and related tax expense of $881			(204,458)			(3,799,789)	140,743	(63,715)	1,241	(62,474)
Business acquisitions and related equity transactions:
Common stock issuable			1,235					1,235	–	1,235
Distributions to noncontrolling interests, net									(1,773)	(1,773)
LFI Consolidated Funds											(9,822)
Other						144	(6)	(6)	–	(6)
Balance - June 30, 2024	112,766,091	$1,128	$218,455	$1,382,703	$(306,293)	22,596,555	$(837,338)	$458,655	$55,535	$514,190	$80,931

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
Lazard, Inc. indirectly held 100% of all outstanding common membership interests of Lazard Group LLC, a Delaware limited liability company (collectively referred to, together with its subsidiaries, as “Lazard Group”), as of June 30, 2025 and December 31, 2024. Lazard, Inc., through its control of the managing members of Lazard Group LLC, controls Lazard Group, which is governed by a Third Amended and Restated Operating Agreement that is effective as of January 1, 2023 (the “Operating Agreement”).
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
The condensed consolidated results of operations for the three month and six month periods ended June 30, 2025 are not indicative of the results to be expected for any future interim or annual period.

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
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
3.    REVENUE RECOGNITION
The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Revenue:
Financial Advisory (a)	$497,306	$411,308	$864,665	$864,815

Asset Management:
Management fees and other (b)	$287,197	$281,892	$565,389	$568,432
Incentive fees (c)	5,281	3,595	15,189	12,531
Total Asset Management	$292,478	$285,487	$580,578	$580,963
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
At June 30, 2025, the Company had deferred revenue of $129,413 included in “other liabilities” on the condensed consolidated statements of financial condition. During the three month and six month periods ended June 30, 2025, the Company recognized $5,768 and $16,507 in revenue, respectively, that was included in the deferred revenue balance as of December 31, 2024 of $136,536.
4.    RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES
The Company’s receivables represent fee receivables, amounts due from customers and other receivables. Where applicable, receivables are stated net of an estimated allowance for credit losses determined in accordance with the current expected credit losses (“CECL”) model.
Of the Company’s fee receivables at June 30, 2025 and December 31, 2024, $108,982 and $130,682, respectively, represented financing receivables for our Private Capital Advisory fees.
At June 30, 2025 and December 31, 2024, customers and other receivables included $117,358 and $82,985, respectively, of customer loans provided by LFB to high net worth individuals and families, which are fully collateralized and monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of both June 30, 2025 and December 31, 2024.
The aggregate carrying amount of other fees and customers and other receivables was $528,455 and $539,956 at June 30, 2025 and December 31, 2024, respectively.
Activity in the allowance for credit losses for the three month and six month periods ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning Balance	$26,340	$30,086	$32,033	$28,503
Provision for credit losses, net of reversals	2,491	(75)	(2,931)	4,923
Charge-offs	(2,877)	(260)	(3,530)	(3,483)
Foreign currency translation and other adjustments	591	(65)	973	(257)
Ending Balance	$26,545	$29,686	$26,545	$29,686
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
5.    INVESTMENTS
The Company’s investments consist of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Debt	$207	$–
Equity	56,315	58,623
Funds:
Alternative investments (a)	52,872	59,230
Debt (a)	111,201	147,173
Equity (a)	348,302	289,610
Private equity	50,090	43,412
Total funds	562,465	539,425
Investments, at fair value	618,987	598,048
Equity method investments	18,486	16,899
Total investments	$637,473	$614,947
___________________________________
(a)Interests in alternative investment funds, debt funds and equity funds include investments (fair values shown below), including those held by LFI Consolidated Funds (see Note 21), held to satisfy the Company’s obligation upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 7 and 13).

	June 30, 2025	December 31, 2024
Investments related to LFI and other similar deferred compensation arrangements:
Alternative investments	$21,805	$23,865
Debt	93,022	126,407
Equity	170,356	223,729
Total	$285,183	$374,001
Debt securities primarily consist of investments in debt securities held within separately managed accounts in order to seed strategies in our Asset Management business.
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
During the three month and six month periods ended June 30, 2025 and 2024, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to equity securities and trading debt securities still held as of the reporting date as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net unrealized investment gains (losses)	$48,225	$(10,248)	$39,241	$753
As of June 30, 2025, the Company has pledged investments with a carrying value of $41,223, primarily as collateral for its derivative contracts (see Note 7). Such pledged assets can be sold or repledged by the secured party.

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
The fair value of debt securities, including instruments reported as either cash and cash equivalents, deposits with banks and short-term investments, restricted cash, or investments, is classified as Level 1 when the fair values are based on unadjusted quoted prices in active markets, or Level 2 when based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
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
The following tables present, as of June 30, 2025 and December 31, 2024, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	June 30, 2025
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Cash and cash equivalents (a)	$3,611	$–	$–	$–	$3,611
Deposits with banks and short-term investments (a)	24,667	–	–	–	24,667
Restricted cash (a)	200	–	–	–	200
Investments:
Debt	–	207	–	–	207
Equity	55,618	–	697	–	56,315
Funds:
Alternative investments	7,901	–	–	44,971	52,872
Debt	100,280	10,918	–	3	111,201
Equity	347,952	292	–	58	348,302
Private equity	–	–	289	49,801	50,090
Derivatives	–	88	–	–	88
Total	$540,229	$11,505	$986	$94,833	$647,553
Liabilities:
Securities sold, not yet purchased	$4,471	$–	$–	$–	$4,471
Contingent consideration liability	–	–	2,248	–	2,248
Derivatives	–	214,556	–	–	214,556
Total	$4,471	$214,556	$2,248	$–	$221,275

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
___________________________________
(a)Level 1 represents U.S. Treasury securities.
The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month and six month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$599	$46	$–	$–	$52	$697
Private equity funds	267	–	–	–	22	289
Total Level 3 assets	$866	$46	$–	$–	$74	$986

Liabilities:
Contingent consideration liability	$2,221	$27	$–	$–	$–	$2,248
Total Level 3 liabilities	$2,221	$27	$–	$–	$–	$2,248

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)

	Six Months Ended June 30, 2025
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$589	$47	$–	$–	$61	$697
Private equity funds	256	–	–	–	33	289
Total Level 3 assets	$845	$47	$–	$–	$94	$986

Liabilities:
Contingent consideration liability (b)	$4,495	$53	$–	$(2,300)	$–	$2,248
Total Level 3 liabilities	$4,495	$53	$–	$(2,300)	$–	$2,248

	Three Months Ended June 30, 2024
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Issuances	Sales/ Settlements/	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$475	$37	$109	$–	$(10)	$611
Private equity funds	267	–	–	–	(3)	264
Total Level 3 assets	$742	$37	$109	$–	$(13)	$875

Liabilities:
Contingent consideration liability	$4,336	$53	$–	$–	$–	$4,389
Total Level 3 liabilities	$4,336	$53	$–	$–	$–	$4,389

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)

	Six Months Ended June 30, 2024
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/Acquisitions/ Issuances	Sales/ Settlements/ Transfers	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$493	$37	$109	$–	$(28)	$611
Private equity funds	273	–	–	–	(9)	264
Total Level 3 assets	$766	$37	$109	$–	$(37)	$875

Liabilities:
Contingent consideration liability (b)	$6,583	$106	$–	$(2,300)	$–	$4,389
Total Level 3 liabilities	$6,583	$106	$–	$(2,300)	$–	$4,389
_________________________________
(a)Earnings recorded in “other revenue” for investments in Level 3 assets for the three month and six month periods ended June 30, 2025 and 2024 include net unrealized gains of $46, $47, $37, and $37, respectively. Unrealized losses of $27, $53, $53 and $106 were recorded in “operating expenses-other” for the contingency consideration liability for the three month and six month periods ended June 30, 2025 and 2024, respectively.
(b)For the six month periods ended June 30, 2025 and 2024, settlements represent aggregate cash and noncash settlement of contingent consideration after the acquisition date.
The following tables present, at June 30, 2025 and December 31, 2024, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	June 30, 2025
						Investments Redeemable
	NAV	Unfunded Commitments		% of NAV Not Redeemable		Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$44,208	$–		NA		(a)	<30-60 days
Other	763	–		NA		(b)	<30-90 days
Debt funds	3	–		NA		(c)	<30-30 days
Equity funds	58	–		NA		(d)	<30-30 days
Private equity funds:
Equity growth	49,801	5,961	(e)	100%	(f)	NA	NA
Total	$94,833	$5,961
___________________________________
(a)monthly (100%)
(b)daily (5%) and monthly (95%)
(c)daily (100%)
(d)monthly (100%)
(e)Unfunded commitments to private equity investments consolidated but not owned by Lazard of $19,998 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.
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
7.    DERIVATIVES
The tables below present the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 13) on the accompanying condensed consolidated statements of financial condition as of June 30, 2025 and December 31, 2024. Notional amounts provide an indication of the volume of the Company's derivative activity.
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

	June 30, 2025
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$469	$93,295	$7,132	$259,612
Total return swaps and other	137	59,776	25,319	146,456
LFI and other similar deferred compensation arrangements	–	–	182,622	163,233
Total gross derivatives	606	$153,071	215,073	$569,301
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(381)		(381)
Total return swaps and other	(137)		(136)
Net derivatives in "other assets" and "other liabilities"	88		214,556
Amounts not netted on the condensed consolidated statement of financial condition (a):
Cash collateral	–		(119)
Securities collateral	–		(25,183)
	$88		$189,254

	December 31, 2024
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$4,248	$359,717	$1,068	$167,115
Total return swaps and other	125	1,031	17,527	116,239
LFI and other similar deferred compensation arrangements	–	–	270,847	247,848
Total gross derivatives	4,373	$360,748	289,442	$531,202
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(461)		(460)
Total return swaps and other	(125)		(14,702)
Net derivatives in "other assets" and "other liabilities"	3,787		274,280
Amounts not netted on the condensed consolidated statement of financial condition (a):
Cash collateral	–		(1,132)
Securities collateral	–		–
	$3,787		$273,148
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
Net gains (losses) with respect to derivative instruments (included in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
(included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Forward foreign currency exchange rate contracts	$(9,610)	$1,894	$(15,009)	$3,225
LFI and other similar deferred compensation arrangements	(10,509)	1,201	(15,752)	(8,172)
Total return swaps and other	(34,641)	421	(30,987)	(5,943)
Total	$(54,760)	$3,516	$(61,748)	$(10,890)
8.    PROPERTY, NET
At June 30, 2025 and December 31, 2024, property consisted of the following:

	Estimated Depreciable Life in Years	June 30, 2025	December 31, 2024
Buildings	33	$12,923	$11,455
Leasehold improvements	3-20	263,882	214,744
Furniture and equipment	3-10	184,251	165,727
Computer software	3-5	69,916	67,523
Construction in progress		4,729	33,793
Total		535,701	493,242
Less - Accumulated depreciation and amortization		359,461	332,840
Property, net		$176,240	$160,402
9.    GOODWILL
Changes in the carrying amount of goodwill for the six month periods ended June 30, 2025 and 2024 are as follows:

	Six Months Ended June 30,
	2025				2024
	Financial Advisory	Asset Management	Total	Financial Advisory	Asset Management	Total
Balance, January 1	$312,305	$81,270	$393,575	$313,628	$81,270	$394,898
Foreign currency translation adjustments	1,650	–	1,650	(931)	–	(931)
Balance, June 30	$313,955	$81,270	$395,225	$312,697	$81,270	$393,967

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
10.    SENIOR DEBT
Senior debt is comprised of the following as of June 30, 2025 and December 31, 2024:

					Outstanding as of
					June 30, 2025			December 31, 2024
	Initial Principal Amount	Maturity Date	Annual Interest Rate	Effective Interest Rate	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	3.81%	$300,000	$934	$299,066	$300,000	$1,213	$298,787
Lazard Group 2028 Senior Notes	500,000	9/19/28	4.50%	4.70%	500,000	3,273	496,727	500,000	3,783	496,217
Lazard Group 2029 Senior Notes	500,000	3/11/29	4.375%	4.56%	500,000	3,414	496,586	500,000	3,875	496,125
Lazard Group 2031 Senior Notes	400,000	3/15/31	6.00%	6.16%	400,000	3,748	396,252	400,000	4,077	395,923
Total					$1,700,000	$11,369	$1,688,631	$1,700,000	$12,948	$1,687,052
Lazard, Inc. has provided an unconditional and irrevocable guarantee for the repayment of the Lazard Group 2027 Notes, 2028 Notes, 2029 Notes and 2031 Notes (collectively, the “Lazard Group Senior Notes”). The guarantee covers both the principal and interest payments on the senior debt and will remain in effect until all the Lazard Group Senior Notes are repaid. As of June 30, 2025, the maximum future payments that Lazard, Inc. could be required to make under this guarantee is the same as the principal value in the table above plus accrued interest. In conjunction with the Lazard, Inc. guarantee of the Lazard Group Senior Notes, Lazard, Inc. provided an unconditional and irrevocable guarantee for the obligations of Lazard Group LLC under the Second Amended and Restated Credit Agreement (see below).
The Company’s senior debt is unsecured and is carried at its principal amount outstanding, net of unamortized debt costs. At June 30, 2025 and December 31, 2024, the fair value of such senior debt was approximately $1,716,000 and $1,682,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.
Lazard Group LLC has a Second Amended and Restated Credit Agreement with a group of lenders for a five-year, $200,000 senior revolving credit facility expiring in June 2028 (the “Second Amended and Restated Credit Agreement”). Any borrowings under the Second Amended and Restated Credit Agreement generally will bear interest at adjusted term SOFR plus an applicable margin for specific interest periods determined based on Lazard Group LLC’s highest credit rating from an internationally recognized credit agency. The Second Amended and Restated Credit Agreement contains certain covenants, events of default and other customary provisions, including customary benchmark-replacement mechanics. In conjunction with the Lazard, Inc. guarantee of the Lazard Group Senior Notes, on December 23, 2024, the Company and Lazard Group LLC entered into the First Amendment to Second Amended and Restated Credit Agreement (the “First Amendment”).
As of June 30, 2025, the Company had approximately $210,000 in unused lines of credit available to it, including the credit facility provided under the Second Amended and Restated Credit Agreement.
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
11.    COMMITMENTS AND CONTINGENCIES
Leases
In July 2024, the Company signed a lease agreement for additional office facilities, with lease commencement anticipated in 2027. The lease term is 10 years and has undiscounted future lease payments of approximately $103,000.
Other Commitments
See Notes 6 and 14 for information regarding commitments relating to investment capital funding commitments and obligations to fund our pension plans, respectively.
The fulfillment of the commitments described herein should not have a material adverse effect on the Company’s condensed consolidated financial position or results of operations.
Legal—The Company is involved from time to time in judicial, governmental, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses, including contractual and employment matters. The Company reviews such matters on a case-by-case basis and establishes any required accrual if a loss is probable and the amount of such loss can be reasonably estimated. The Company may experience significant variation in its revenue and earnings on a quarterly basis. Accordingly, the results of any pending matter or matters could be significant when compared to the Company’s earnings in any particular quarter. The Company believes, however, based on currently available information, that the results of any pending matters, in the aggregate, will not have a material effect on its business or financial condition.
12.    STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Share Repurchase Program—The Board of Directors of Lazard authorized the repurchase of Lazard, Inc. common stock (“common stock”) as set forth in the table below as of June 30, 2025:

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

Six Months Ended June 30:	Number of Shares Purchased	Average Price Per Share
2024	1,055,913	$38.66
2025	859,849	$46.44
During the six month periods ended June 30, 2025 and 2024, certain of our executive officers received common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the six month period ended June 30, 2025, the Company purchased shares of common stock from certain of our executive officers. The aggregate value of all such purchases during the six month periods ended June 30, 2025 and 2024 was approximately $11,800 and $11,200, respectively. Such shares of common stock are reported at cost, and are included in “common stock held by subsidiaries” on the accompanying condensed consolidated statements of financial condition.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
As of June 30, 2025, a total of $160,072 of share repurchase authorization remained available under Lazard, Inc.’s share repurchase program, which will expire on December 31, 2026.
During the six month period ended June 30, 2025, Lazard, Inc. had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.
Accumulated Other Comprehensive Income (Loss) (“AOCI”), Net of Tax—The tables below reflect the balances of each component of AOCI at June 30, 2025 and 2024 and activity during the three month and six month periods then ended:

	Three Months Ended June 30, 2025
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard AOCI
Balance - April 1, 2025	$(136,701)	$(170,101)	$(306,802)	$(36)	$(306,766)
Activity:
Other comprehensive income (loss) before reclassifications	45,868	(10,028)	35,840	42	35,798
Adjustments for items reclassified to earnings, net of tax	–	2,065	2,065	–	2,065
Net other comprehensive income (loss)	45,868	(7,963)	37,905	42	37,863
Balance, June 30, 2025	$(90,833)	$(178,064)	$(268,897)	$6	$(268,903)

	Six Months Ended June 30, 2025
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard AOCI
Balance - January 1, 2025	$(160,914)	$(165,888)	$(326,802)	$(60)	$(326,742)
Activity:
Other comprehensive income (loss) before reclassifications	70,081	(15,817)	54,264	66	54,198
Adjustments for items reclassified to earnings, net of tax	–	3,641	3,641	–	3,641
Net other comprehensive income (loss)	70,081	(12,176)	57,905	66	57,839
Balance, June 30, 2025	$(90,833)	$(178,064)	$(268,897)	$6	$(268,903)

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
The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month and six month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employee benefit plans:
Amortization relating to employee benefit plans (a)	$2,627	$1,940	4,733	3,797
Less - related income taxes	562	455	1,092	910
Total reclassifications, net of tax	$2,065	$1,485	$3,641	$2,887
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
Redeemable Noncontrolling Interests—Redeemable noncontrolling interests represent consolidated VIE interests held by employees (vested LFI awards), which may be redeemed at any time at the option of the holder for cash, are recorded on the Company’s condensed consolidated statements of financial position at redemption value and classified as temporary equity. Changes in redemption value are recognized immediately as they occur and will adjust the carrying value of redeemable noncontrolling interests to equal the redemption value at the end of each reporting period (see Note 21).
Dividends Declared, July 23, 2025—On July 23, 2025, the Board of Directors of Lazard declared a quarterly dividend of $0.50 per share on our common stock. The dividend is payable on August 15, 2025, to stockholders of record on August 4, 2025.
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
Expense
The following reflects the expense with respect to share-based incentive plans, which is primarily recorded within “compensation and benefits” expense in the Company’s accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Share-based incentive awards:
RSUs	$82,752	$67,419	$151,584	$128,539
PRSUs	–	314	(44)	719
PIPRs	24,205	21,614	32,585	30,287
Total	$106,957	$89,347	$184,125	$159,545
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
RSUs generally include a dividend participation right during the applicable vesting period, which is payable in additional units. During the six month period ended June 30, 2025, dividend participation rights required the issuance of an aggregate 394,800 units of RSUs and the associated aggregate charge to “retained earnings” (with a corresponding credit to “additional paid-in-capital”) was $17,602.
In connection with RSUs and PRSUs that settled during the six month period ended June 30, 2025, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,968,550 and 52,000 shares, respectively, of common stock during such six month period. Accordingly, 2,637,040 and 58,638 shares, respectively, of common stock held by the Company were delivered during the six month period ended June 30, 2025.
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
The following is a summary of activity relating to RSUs and PRSUs during the six month period ended June 30, 2025:

	RSUs		PRSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2025	16,212,004	$37.07	62,296	$35.44
Granted (including 394,800 RSUs relating to dividend participation)	6,522,672	$53.28	–	$–
Forfeited	(610,626)	$43.51	–	$–
PRSUs performance units earned (a)			48,342	$21.92
Settled	(4,680,290)	$34.63	(110,638)	$29.53
Balance, June 30, 2025	17,443,760	$43.56	–
_________________________________
(a)Represents PRSUs earned during the six month period ended June 30, 2025 under the performance conditions of previously-granted PRSU awards in excess of the target payout levels of such awards.
The weighted-average grant date fair value of RSUs granted in the six month period ended June 30, 2024 was $38.70.
As of June 30, 2025, the total estimated unrecognized compensation expense related to RSUs was $356,051. The Company expects to expense such amounts over a weighted-average period of approximately 1.8 years subsequent to June 30, 2025.

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
The following is a summary of activity relating to all PIPRs during the six month period ended June 30, 2025:

	Ordinary PIPRs (a)		P-PIPRs		SP-PIPRs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2025	3,331,563	$35.77	963,660	$35.44	2,250,000	$15.06
Granted	1,444,345	$44.93	–	$–	–	$–
Forfeited	(212,968)	$36.41	–	$–	–	$–
Performance units earned (b)			747,800	$21.92
Settled	(478,646)	$32.95	(1,711,460)	$29.53	–	$–
Balance, June 30, 2025	4,084,294	$39.31	–		2,250,000	$15.06
__________________________
(a)Includes PIPR awards with only service-based vesting conditions.
(b)Represents P-PIPRs earned during the six month period ended June 30, 2025 under the performance conditions of previously-granted P-PIPR awards in excess of the target payout levels of such awards.
Fair values shown above represent the weighted average as of grant date. The weighted-average grant date fair value of ordinary PIPRs granted in the six month period ended June 30, 2024 was $38.26.
Compensation expense recognized for ordinary PIPRs and P-PIPRs is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. Compensation expense recognized for SP-PIPRs is determined by multiplying the number of shares of common stock underlying such awards by the grant date fair value. As of June 30, 2025, the total estimated unrecognized compensation expense of all profits interest participation rights was $77,378 and the Company expects to expense such amount over a weighted-average period of approximately 2.3 years subsequent to June 30, 2025.
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the six month period ended June 30, 2025:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2025	$52,055	$270,847
Granted	40,478	40,478
Settled	–	(145,551)
Amortization and the impact of forfeitures	(38,334)	(2,937)
Change in fair value of underlying investments	–	15,752
Other	7	4,033
Balance, June 30, 2025	$54,206	$182,622
The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.5 years subsequent to June 30, 2025.
The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization and the impact of forfeitures	$16,916	$22,406	$35,397	$58,105
Change in the fair value of underlying investments	10,509	(1,201)	15,752	8,172
Total	$27,425	$21,205	$51,149	$66,277
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
Amortization expense for the three month and six month periods ended June 30, 2025 was $4,079 and $7,772, respectively. The remaining prepaid compensation asset was $27,359 as of June 30, 2025.
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
The following table summarizes the components of net periodic benefit cost related to the Company’s pension plans for the three month and six month periods ended June 30, 2025 and 2024:

	Pension Plans
	Three Months Ended June 30,
	2025	2024
Components of Net Periodic Benefit Cost:
Service cost	$191	$245
Interest cost	5,724	5,237
Expected return on plan assets	(6,377)	(6,565)
Amortization of:
Prior service cost	318	131
Net actuarial loss	2,309	1,809
Net periodic benefit cost	$2,165	$857

	Pension Plans
	Six Months Ended June 30,
	2025	2024
Components of Net Periodic Benefit Cost:
Service cost	$367	$328
Interest cost	11,133	10,429
Expected return on plan assets	(12,349)	(13,076)
Amortization of:
Prior service cost	616	264
Net actuarial loss	4,117	3,533
Net periodic benefit cost	$3,884	$1,478

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
15.    COST-SAVING INITIATIVES
The Company conducted firm-wide cost-saving initiatives over the course of 2023, which were completed during the first quarter of 2024.
Expenses and losses associated with the cost-saving initiatives for the six month period ended June 30, 2024 consisted of the following:

	Six Months Ended June 30, 2024
	Financial Advisory	Asset Management	Corporate	Total
Severance and other employee termination expenses (included in "compensation and benefits" expense)	$32,773	$11,545	$2,292	$46,610
Other	708	14	1,397	2,119
Total	$33,481	$11,559	$3,689	$48,729
Activity related to the obligations pursuant to the cost-saving initiatives during the six month period ended June 30, 2025 was as follows:

Accrued Compensation and Benefits
Balance, January 1, 2025	$6,268
Less:
Foreign currency translation and other adjustments	(15)
Payments and settlements	5,317
Balance, June 30, 2025	$966
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
The Company recorded income tax provisions of $31,764 and $24,410 for the three month and six month periods ended June 30, 2025, respectively, and $11,587 and $25,924 for the three month and six month periods ended June 30, 2024, respectively, representing effective tax rates of 34.1%, 16.5%, 18.2% and 21.9%, respectively. The difference between the U.S. federal statutory rate of 21.0% and the effective tax rates reflected above principally relates to (i) the tax impact of differences in the value of share based incentive compensation that vested principally in the first quarter, changes in uncertain tax positions during the second quarter of 2024 and other discrete items, (ii) taxes payable to foreign jurisdictions that are not offset against U.S. income taxes, (iii) change in the U.S. federal valuation allowance affecting the provision for income taxes and (iv) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate.
Cash paid for income taxes, net of refunds for the six month period ended June 30, 2025 was $82,298.

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
The Company’s basic and diluted net income per share calculations using the “two-class” method for the three month and six month periods ended June 30, 2025 and 2024 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to Lazard	$55,346	$49,909	$115,721	$85,664
Adjustment for earnings attributable to participating securities	(904)	(873)	(2,713)	(2,152)
Net income attributable to Lazard - basic	54,442	49,036	113,008	83,512
Adjustment for earnings attributable to participating securities	–	206	–	401
Net income attributable to Lazard - diluted	$54,442	$49,242	$113,008	$83,913
Weighted average number of shares of common stock outstanding	94,242,231	90,172,325	92,776,709	89,360,041
Weighted average number of shares of common stock issuable on a non-contingent basis	3,292,088	2,714,039	3,618,162	2,713,373
Weighted average number of shares of common stock outstanding - basic	97,534,319	92,886,364	96,394,871	92,073,414
Weighted average number of incremental shares of common stock issuable from share-based incentive compensation (a)	7,377,314	7,741,503	8,475,322	7,916,403
Weighted average number of shares of common stock outstanding - diluted	104,911,633	100,627,867	104,870,193	99,989,817
Net income attributable to Lazard per share of common stock:
Basic	$0.56	$0.53	$1.17	$0.91
Diluted	$0.52	$0.49	$1.08	$0.84
__________________________________
(a)The aggregate weighted average number of incremental shares of common stock issuable from PIPRs for the three month and six month periods ended June 30, 2025 of 1,570,105 and 2,192,413, respectively, and for the three month and six month periods ended June 30, 2024 of 1,229,021 and 1,698,271, respectively, that could be potentially dilutive in future periods, have been excluded from the computation of diluted net income per share as the effect would be antidilutive in the respective periods.
18.    RELATED PARTIES
Sponsored Funds
The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Asset management fees relating to such services were $147,367 and $285,425 for the three month and six month periods ended June 30, 2025, respectively, and $133,630 and $267,850 for the three month and six month periods ended June 30, 2024, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $54,941 and $68,577 remained as receivables at June 30, 2025 and December 31, 2024, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.

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
The amount of the TRA liability is an undiscounted amount based upon current tax laws, the current structure of the Company and various assumptions regarding potential future operating profitability. The assumptions reflected in the estimate involve significant judgment, and as such, the actual amount and timing of payments under the TRA could differ materially from our estimates. Any changes in the amount of the estimated liability would be recorded as a non-compensation expense in the condensed consolidated statements of operations. Adjustments, if necessary, to the related deferred tax assets would be recorded through the “provision for income taxes”.
The cumulative liability relating to our obligations under the TRA as of June 30, 2025 and December 31, 2024 was $75,826 and $75,899, respectively, and is recorded in “tax receivable agreement obligation” on the condensed consolidated statements of financial condition.
Other
See Note 12 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.
19.    REGULATORY AUTHORITIES
LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $5, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At June 30, 2025, LFNY’s regulatory net capital was $103,804, which exceeded the minimum requirement by $100,099. LFNY’s aggregate indebtedness to net capital ratio was 0.54:1 as of June 30, 2025.
Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At June 30, 2025, the aggregate regulatory net capital of the U.K. Subsidiaries was $105,992, which exceeded the minimum requirement by $29,452.
CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management. The investment services activities exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At March 31, 2025, the consolidated regulatory net capital of CFLF

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
was $164,854, which exceeded the minimum requirement set for regulatory capital levels by $64,272. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. LFB and certain other non-Financial Advisory subsidiaries of the Company in the European Union (referred to herein, on a combined basis, as the “combined European regulated group”) is subject to consolidated supervision based on an agreement with the ACPR and under such rules is required to comply with minimum requirements for regulatory net capital. At March 31, 2025, the regulatory net capital of the combined European regulated group was $187,958, which exceeded the minimum requirement set for regulatory capital levels by $65,081. Additionally, the combined European regulated group, together with our Financial Advisory entities in the European Union, is required to perform an annual risk assessment and provide certain other information on a periodic basis.
Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At June 30, 2025, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $108,666, which exceeded the minimum required capital by $83,473.
At June 30, 2025, each of these subsidiaries individually was in compliance with its regulatory capital requirements.
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

	Three Months Ended June 30, 2025
	Financial Advisory	Asset Management	Corporate	Total
Net Revenue - U.S. GAAP Basis	$497,306	$292,478	$6,213	$795,997
Adjusted Compensation and Benefits Expense	317,036	139,655	47,572	504,263
Adjusted Non-compensation Expense	52,426	63,597	41,348	157,371
Other Segment Items	(5,947)	(23,987)	3,803	(26,131)
Adjusted Operating Income (Loss)	$121,897	$65,239	$(78,904)	$108,232

Other Segment Disclosures:
Interest income (included in net revenue)	$1,903	$2,136	$5,168	$9,207
Depreciation and amortization of property (included in adjusted non-compensation expense)	$2,165	$1,407	$5,041	$8,613

	Six Months Ended June 30, 2025
	Financial Advisory	Asset Management	Corporate	Total
Net Revenue (Loss) - U.S. GAAP Basis	$864,665	$580,578	$(1,195)	$1,444,048
Adjusted Compensation and Benefits Expense	557,004	282,482	86,063	925,549
Adjusted Non-compensation Expense	104,987	122,808	77,458	305,253
Other Segment Items	(3,763)	(47,593)	20,359	(30,997)
Adjusted Operating Income (Loss)	$198,911	$127,695	$(144,357)	$182,249

Other Segment Disclosures:
Interest income (included in net revenue)	$3,100	$4,583	$13,186	$20,869
Depreciation and amortization of property (included in adjusted non-compensation expense)	$4,175	$2,788	$10,081	$17,044

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)

	Three Months Ended June 30, 2024
	Financial Advisory	Asset Management	Corporate	Total
Net Revenue (Loss) - U.S. GAAP Basis	$411,308	$285,487	$(11,446)	$685,349
Adjusted Compensation and Benefits Expense	275,324	134,318	42,222	451,864
Adjusted Non-compensation Expense	51,112	55,687	41,813	148,612
Other Segment Items	(3,372)	(20,268)	22,933	(707)
Adjusted Operating Income (Loss)	$81,500	$75,214	$(72,548)	$84,166

Other Segment Disclosures:
Interest income (included in net revenue)	$1,310	$3,809	$7,735	$12,854
Depreciation and amortization of property (included in adjusted non-compensation expense)	$2,166	$1,392	$5,646	$9,204

	Six Months Ended June 30, 2024
	Financial Advisory	Asset Management	Corporate	Total
Net Revenue - U.S. GAAP Basis	$864,815	$580,963	$4,324	$1,450,102
Adjusted Compensation and Benefits Expense	577,404	285,016	82,177	944,597
Adjusted Non-compensation Expense	98,977	111,262	72,666	282,905
Other Segment Items	(10,245)	(39,810)	31,160	(18,895)
Adjusted Operating Income (Loss)	$178,189	$144,875	$(119,359)	$203,705

Other Segment Disclosures:
Interest income (included in net revenue)	$2,276	$7,520	$14,529	$24,325
Depreciation and amortization of property (included in adjusted non-compensation expense)	$4,415	$2,681	$11,197	$18,293
The table below provides a reconciliation of the Company's consolidated adjusted operating income to the Company’s consolidated U.S. GAAP operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Adjusted Operating Income	$108,232	$84,166	$182,249	$203,705
Adjustments:
Operating income related to noncontrolling interests and similar arrangements (a)	5,970	2,142	7,583	6,611
Interest expense (b)	(21,095)	(22,600)	(42,064)	(43,250)
Amortization and other acquisition-related costs	(26)	(68)	(52)	(136)
Losses associated with cost-saving initiatives (c)	–	–	–	(587)
Expenses associated with cost-saving initiatives	–	–	–	(48,142)
Operating Income - U.S. GAAP Basis	$93,081	$63,640	$147,716	$118,201
_____________________

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
(c)Represents the reclassification of currency translation adjustments to earnings from accumulated other comprehensive loss in the six month period ended June 30, 2024.

21.    CONSOLIDATED VIEs
LFI Consolidated Funds
The Company’s consolidated VIEs as of June 30, 2025 and December 31, 2024 include certain funds (“LFI Consolidated Funds”) that were established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement. Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds. The assets of LFI Consolidated Funds, except as it relates to $32,974 and $68,452 of LFI owned by Lazard Group as of June 30, 2025 and December 31, 2024, respectively, can only be used to settle the obligations of LFI Consolidated Funds.
The Company’s consolidated VIE assets and liabilities for LFI Consolidated Funds as reflected in the condensed consolidated statements of financial condition consist of the following at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$2,452	$2,456
Customers and other receivables	4,734	97
Investments	114,002	144,878
Other assets	649	1,016
Total assets	$121,837	$148,447

LIABILITIES
Deposits and other customer payables	$4,696	$72
Other liabilities	589	295
Total liabilities	$5,285	$367

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Lazard’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”). All references to “2025,” “2024,” “second quarter,” “first half” or “the period” refer to, as the context requires, the three month and six month periods ended June 30, 2025 and 2024.
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
We operate in a very competitive and global environment. Changes in the first half of 2025 to international trade policies and practices have resulted in a period of heightened uncertainty. The potential for geopolitical impacts could further exacerbate market volatility and contribute to weakened economic conditions. We believe our broad set of capabilities and diversified business model position us well to meet evolving client needs in varying economic environments. However, unpredictability, for example due to changing international trade policies, could reduce our clients’ ability to finalize decision-making or execute on investment priorities.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Incr / (Decr)	2025	2024	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$814	$801	2%	$1,646	$1,467	12%
Number	7,184	9,725	(26)%	15,871	19,636	(19)%
Deals Greater than $500 million:
Value	$666	$617	8%	$1,320	$1,098	20%
Number	253	275	(8)%	541	525	3%
Announced M&A Transactions:
All deals:
Value	$1,086	$823	32%	$2,166	$1,699	27%
Number	8,359	10,580	(21)%	17,836	20,791	(14)%
Deals Greater than $500 million:
Value	$892	$605	47%	$1,768	$1,293	37%
Number	341	318	7%	679	575	18%
Completed Restructuring Transactions:
All deals:
Value	$66	$109	(39)%	$171	$246	(30)%
Number	78	116	(33)%	176	244	(28)%
____________________________________
Source: Dealogic as of July 3, 2025.
Another measure of global restructuring activity is the number of corporate defaults, which decreased during the first half of 2025 as compared to the first half of 2024. The number of defaulting issuers was 64 in the first half of 2025, according to Moody’s Investors Service, Inc., as compared to 80 in the first half of 2024.
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

Asset Management
The percentage change in major equity market indices at June 30, 2025, as compared to such indices at March 31, 2025, December 31, 2024 and at June 30, 2024 is shown in the table below:

	Percentage Changes June 30, 2025 vs.
	March 31, 2025	December 31, 2024	June 30, 2024
MSCI World Index	11%	9%	16%
Euro Stoxx	3%	11%	12%
MSCI Emerging Market	12%	15%	15%
S&P 500	11%	6%	15%
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
On July 4, 2025, the U.S. federal government enacted the One Big Beautiful Bill Act (the “OBBBA”), a broad tax and spending bill that includes provisions impacting corporate taxpayers. The Company is evaluating the impact of the OBBBA, but currently does not expect a material impact to its effective tax rate as a result of the changes. Additionally, the Organization for Economic Cooperation and Development (the “OECD”) reached agreement among various countries, including the EU member states, to establish a 15% minimum tax on certain multinational companies, commonly called “Pillar Two”. We are continuing to monitor Pillar Two legislative developments and their impact on future periods.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)
Net Revenue	$795,997	$685,349	$1,444,048	$1,450,102
Operating Expenses:
Compensation and benefits	519,208	452,560	949,478	1,003,384
Non-compensation	183,708	169,149	346,854	328,517
Total operating expenses	702,916	621,709	1,296,332	1,331,901
Operating Income	93,081	63,640	147,716	118,201
Provision for income taxes	31,764	11,587	24,410	25,924
Net Income	61,317	52,053	123,306	92,277
Less - Net Income Attributable to Noncontrolling Interests	5,971	2,144	7,585	6,613
Net Income Attributable to Lazard	$55,346	$49,909	$115,721	$85,664
Operating Income, as a % of net revenue	11.7%	9.3%	10.2%	8.2%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)
Lazard, Inc. Adjusted Net Revenue:
Net revenue - U.S. GAAP basis	$795,997	$685,349	$1,444,048	$1,450,102
Adjustments:
Revenue related to noncontrolling interests and similar arrangements (a)	(12,000)	(4,920)	(18,011)	(12,023)
(Gains) losses related to LFI and other similar arrangements (b)	(10,509)	1,201	(15,752)	(8,172)
Distribution fees, reimbursable deal costs, provision for credit losses and other (c)	(24,717)	(19,588)	(39,298)	(42,537)
Interest expense (d)	21,095	22,600	42,064	43,250
Losses associated with cost-saving initiatives (e)	–	–	–	587
Total adjustments (f)	(26,131)	(707)	(30,997)	(18,895)
Adjusted net revenue (g)	$769,866	$684,642	$1,413,051	$1,431,207
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
(e)Represents the reclassification of currency translation adjustments to earnings from accumulated other comprehensive loss in the six month period ended June 30, 2024.
(f)Total adjustments equal the “other segment items” in Note 20 of Notes to Condensed Consolidated Financial Statements.
(g)Adjusted net revenue is a non-GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)
Lazard, Inc. Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$519,208	$452,560	$949,478	$1,003,384
Adjustments:
Compensation and benefits expense related to noncontrolling interests and similar arrangements (a)	(4,436)	(1,897)	(8,177)	(4,005)
(Charges) credits pertaining to LFI and other similar arrangements (b)	(10,509)	1,201	(15,752)	(8,172)
Expenses associated with cost-saving initiatives	–	–	–	(46,610)
Adjusted compensation and benefits expense (c)	$504,263	$451,864	$925,549	$944,597
Adjusted compensation and benefits expense, as a % of adjusted net revenue (c)	65.5%	66.0%	65.5%	66.0%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)
Lazard, Inc. Adjusted Non-Compensation Expense:
Total non-compensation expense	$183,708	$169,149	$346,854	$328,517
Adjustments:
Non-compensation expense related to noncontrolling interests and similar arrangements (a)	(1,594)	(881)	(2,251)	(1,407)
Distribution fees, reimbursable deal costs, provision for credit losses and other (b)	(24,717)	(19,588)	(39,298)	(42,537)
Amortization and other acquisition-related costs	(26)	(68)	(52)	(136)
Expenses associated with cost-saving initiatives	–	–	–	(1,532)
Adjusted non-compensation expense (c)	$157,371	$148,612	$305,253	$282,905
Adjusted non-compensation expense, as a % of adjusted net revenue (c)	20.4%	21.7%	21.6%	19.8%
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
(c)Adjusted non-compensation expense and adjusted non-compensation expense, as a percentage of adjusted net revenue are non-GAAP measures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)
Lazard, Inc. Adjusted Operating Income:
Operating income	$93,081	$63,640	$147,716	$118,201
Adjustments:
Operating income related to noncontrolling interests and similar arrangements	(5,970)	(2,142)	(7,583)	(6,611)
Interest expense	21,095	22,600	42,064	43,250
Amortization and other acquisition-related costs	26	68	52	136
Losses associated with cost-saving initiatives	–	–	–	587
Expenses associated with cost-saving initiatives	–	–	–	48,142
Adjusted operating income (a)	$108,232	$84,166	$182,249	$203,705
Adjusted operating income, as a % of adjusted net revenue (a)	14.1%	12.3%	12.9%	14.2%
____________________________________
(a)Adjusted operating income and adjusted operating income, as a percentage of adjusted net revenue are non-GAAP measures.

Headcount information is set forth below:

	As of
	June 30, 2025	December 31, 2024	June 30, 2024
Headcount:
Managing Directors:
Financial Advisory	204	194	201
Asset Management	129	124	119
Corporate	22	21	21
Total Managing Directors	355	339	341
Other Business Segment Professionals and Support Staff:
Financial Advisory	1,312	1,363	1,311
Asset Management	1,140	1,117	1,080
Corporate	427	444	432
Total	3,234	3,263	3,164
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
Three Months Ended June 30, 2025 versus June 30, 2024
The Company reported net income attributable to Lazard of $55 million, as compared to net income attributable to Lazard of $50 million in the 2024 period.
Net revenue increased $111 million, or 16%, with adjusted net revenue increasing $85 million, or 12%, as compared to the 2024 period. Fee revenue from investment banking and other advisory activities increased $84 million, or 21%, as compared to the 2024 period. Asset management fees, including incentive fees, increased $8 million, or 3%, as compared to the 2024 period. In the aggregate, interest income, other revenue and interest expense increased $19 million as compared to the 2024 period.
Compensation and benefits expense increased $67 million, or 15%, as compared to the 2024 period.
Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $504 million, an increase of $52 million, or 12%, as compared to $452 million in the 2024 period. The ratio of adjusted compensation and benefits expense to adjusted net revenue was 65.5% for the 2025 period, as compared to 66.0% for the 2024 period.
Non-compensation expense increased $15 million, or 9%, as compared to the 2024 period. Adjusted non-compensation expense increased $9 million, or 6%, as compared to the 2024 period. Such increases in non-compensation expense and adjusted non-compensation expense were primarily due to increased marketing and business development and technology and information services expenses. The ratio of adjusted non-compensation expense to adjusted net revenue was 20.4% for the 2025 period, as compared to 21.7% for the 2024 period.
Operating income increased $29 million, or 46%, as compared to the 2024 period.
Adjusted operating income increased $24 million, or 29%, as compared to the 2024 period, and, as a percentage of adjusted net revenue, was 14.1% for the 2025 period, as compared to 12.3% in the 2024 period.
The provision for income taxes reflects an effective tax rate of 34.1%, as compared to 18.2% for the 2024 period. The change in the effective tax rate principally relates to the impact of discrete benefits during the second quarter of 2024 primarily relating to a favorable court decision in a longstanding tax matter, and changes in the geographic mix of earnings.
Net income attributable to noncontrolling interests increased $4 million as compared to the 2024 period.

Six Months Ended June 30, 2025 versus June 30, 2024
The Company reported net income attributable to Lazard of $116 million, as compared to net income attributable to Lazard of $86 million in the 2024 period.
Net revenue decreased $6 million, with adjusted net revenue decreasing $18 million, or 1%, as compared to the 2024 period. Fee revenue from investment banking and other advisory activities decreased $8 million, or 1%, as compared to the 2024 period. Asset management fees, including incentive fees, decreased $5 million, or 1%, as compared to the 2024 period. In the aggregate, interest income, other revenue and interest expense increased $7 million, as compared to the 2024 period.
Compensation and benefits expense decreased $54 million, or 5%, as compared to the 2024 period, which included $47 million associated with the cost-saving initiatives.
Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $926 million, a decrease of $19 million, or 2%, as compared to $945 million in the 2024 period. The ratio of adjusted compensation and benefits expense to adjusted net revenue was 65.5% for the 2025 period, as compared to 66.0% for the 2024 period.
Non-compensation expense increased $18 million, or 6%, as compared to the 2024 period. Adjusted non-compensation expense increased $22 million, or 8%, as compared to the 2024 period. Such increases in non-compensation expense and adjusted non-compensation expense were primarily due to increased marketing and business development, occupancy and equipment and technology and information services expenses. The ratio of adjusted non-compensation expense to adjusted net revenue was 21.6% for the 2025 period, as compared to 19.8% for the 2024 period.
Operating income increased $30 million, or 25%, as compared to the 2024 period.
Adjusted operating income decreased $21 million, or 11%, as compared to the 2024 period, and, as a percentage of adjusted net revenue, was 12.9% for the 2025 period, as compared to 14.2% in the 2024 period.
The provision for income taxes reflects an effective tax rate of 16.5%, as compared to 21.9% for the 2024 period. The change in the effective tax rate principally relates to increases in discrete benefits for share-based incentive compensation and changes in the geographic mix of earnings.
Net income attributable to noncontrolling interests increased $1 million, or 15%, as compared to the 2024 period.
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
Adjusted net revenue, adjusted operating income (loss), and adjusted operating income as a percentage of adjusted net revenue, are non-GAAP measures in the tables below.
The Company previously disclosed each segment’s operating results on a U.S. GAAP basis. In the applicable tables below, the comparable prior year information has been recast to reflect the updated measures used by management. See Note 20 of Notes to Condensed Consolidated Financial Statements for further information regarding segments.

Financial Advisory
The following table summarizes the adjusted operating results attributable to the Financial Advisory segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)
Net revenue - U.S. GAAP basis	$497,306	$411,308	$864,665	$864,815
Adjustments:
Reimbursable deal costs, provision for credit losses and other	(5,952)	(3,372)	(3,771)	(10,873)
Interest expense	5	–	8	41
Losses associated with cost-saving initiatives	–	–	–	587
Total adjustments (a)	(5,947)	(3,372)	(3,763)	(10,245)
Adjusted net revenue (b)	491,359	407,936	860,902	854,570
Adjusted compensation and benefits expense	317,036	275,324	557,004	577,404
Adjusted non-compensation expense	52,426	51,112	104,987	98,977
Adjusted operating income (b)	$121,897	$81,500	$198,911	$178,189
Adjusted operating income, as a % of adjusted net revenue (b)	24.8%	20.0%	23.1%	20.9%
_______________________________________
(a)Total adjustments equal the “other segment items” in Note 20 of Notes to Condensed Consolidated Financial Statements. See “Consolidated Results of Operations” above for further information on the adjustments.
(b)Adjusted net revenue, adjusted operating income, and adjusted operating income as a percentage of adjusted net revenue are non-GAAP measures.
Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	99	79	177	161
Percentage of total Financial Advisory net revenue from top 10 clients	36%	42%	26%	33%
Number of M&A transactions completed with values greater than $500 million (a)	16	13	34	31
________________________________________
(a)Source: Dealogic as of July 3, 2025.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Americas	56%	60%	60%	62%
EMEA	43	40	39	38
Asia Pacific	1	–	1	–
Total	100%	100%	100%	100%
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
Three Months Ended June 30, 2025 versus June 30, 2024
Financial Advisory net revenue increased $86 million, or 21%, as compared to the 2024 period. Financial Advisory adjusted net revenue increased $83 million, or 20%, as compared to the 2024 period. The increase in Financial Advisory net revenue and adjusted net revenue was primarily driven by an increased number of completed M&A transactions with values greater than $500 million as compared to the 2024 period.
Adjusted compensation and benefits expense increased $42 million, or 15%, as compared to the 2024 period, primarily driven by increased adjusted net revenue.
Adjusted non-compensation expense increased $1 million, or 3%, as compared to the 2024 period.
Adjusted operating income was $122 million, an increase of $40 million, or 50%, as compared to adjusted operating income of $82 million in the 2024 period, and, as a percentage of adjusted net revenue, was 24.8%, as compared to 20.0% in the 2024 period.
Six Months Ended June 30, 2025 versus June 30, 2024
Financial Advisory net revenue remained substantially the same as compared to the 2024 period. Financial Advisory adjusted net revenue increased $6 million, or 1%, as compared to the 2024 period.
Adjusted compensation and benefits expense decreased $20 million, or 4%, as compared to the 2024 period.
Adjusted non-compensation expense increased $6 million, or 6%, as compared to the 2024 period primarily due to increased occupancy and equipment and marketing and business development expenses.
Adjusted operating income was $199 million, an increase of $21 million, or 12%, as compared to adjusted operating income of $178 million in the 2024 period, and, as a percentage of adjusted net revenue, was 23.1%, as compared to 20.9% in the 2024 period.

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
The following table shows the composition of AUM for the Asset Management segment (see Item 1, “Business—Principal Business Lines—Asset Management—Investment Strategies”):

	As of
	June 30, 2025	December 31, 2024
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$33,102	$27,926
Global	61,166	49,058
Local	49,528	49,750
Multi-Regional	48,454	48,204
Total Equity	192,250	174,938
Fixed Income:
Emerging Markets	5,113	6,919
Global	13,411	11,138
Local	5,546	5,617
Multi-Regional	22,987	19,612
Total Fixed Income	47,057	43,286
Alternative Investments	3,512	2,917
Private Wealth Alternative Investments	3,103	3,097
Private Equity	1,508	1,514
Cash Management	930	569
Total AUM	$248,360	$226,321
Total AUM at June 30, 2025 was $248 billion, an increase of $22 billion, or 10%, as compared to total AUM of $226 billion at December 31, 2024 due to market and foreign exchange appreciation, partially offset by net outflows. Average AUM for the second quarter of 2025 decreased 3% as compared to the three month period ended June 30, 2024 and decreased 5% as compared to the six month period ended June 30, 2024.
As of June 30, 2025, approximately 83% of our AUM was managed on behalf of institutional and intermediary clients, including corporations, labor unions, pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, compared to approximately 82% as of December 31, 2024. As of June 30, 2025, approximately 17% of our AUM was managed on behalf of individual client relationships, compared to approximately 18% as of December 31, 2024.
As of June 30, 2025, AUM with foreign currency exposure represented approximately 63% of our total AUM as compared to 62% at December 31, 2024. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month and six month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$174,130	$14,739	$(13,939)	$800	$11,962	$5,358	$192,250
Fixed Income	44,024	2,803	(2,506)	297	(88)	2,824	47,057
Other	9,273	509	(929)	(420)	12	188	9,053
Total	$227,427	$18,051	$(17,374)	$677	$11,886	$8,370	$248,360
For three months ended June 30, 2025, net flows were primarily driven by inflows into the Global Equity platform partially offset by outflows from the Multi-Regional Equity platform.

	Six Months Ended June 30, 2025
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$174,938	$22,559	$(24,312)	$(1,753)	$11,148	$7,917	$192,250
Fixed Income	43,286	5,001	(6,787)	(1,786)	1,429	4,128	47,057
Other	8,097	1,748	(1,191)	557	134	265	9,053
Total	$226,321	$29,308	$(32,290)	$(2,982)	$12,711	$12,310	$248,360
For the six months ended June 30, 2025, net flows were primarily driven by outflows from the Multi-Regional Equity platform partially offset by inflows into the Global Equity platform.

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

Average AUM for the three month and six month periods ended June 30, 2025 and 2024 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in millions)
Average AUM by Asset Class:
Equity	$183,550	$190,610	$180,847	$191,114
Fixed Income	46,045	46,576	45,019	46,941
Alternative Investments	3,431	3,203	3,241	3,076
Private Wealth Alternative Investments	3,099	2,789	3,102	2,856
Private Equity	1,505	1,492	1,506	1,509
Cash Management	922	632	905	630
Total Average AUM	$238,552	$245,302	$234,620	$246,126
The following table summarizes the adjusted operating results attributable to the Asset Management segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)
Net revenue - U.S. GAAP basis	$292,478	$285,487	$580,578	$580,963
Adjustments:
Revenue related to noncontrolling interests and similar arrangements	(5,225)	(4,054)	(12,075)	(8,151)
Distribution fees and other	(18,765)	(16,216)	(35,527)	(31,664)
Interest expense	3	2	9	5
Total adjustments (a)	$(23,987)	$(20,268)	$(47,593)	$(39,810)
Adjusted net revenue (b)	268,491	265,219	532,985	541,153
Adjusted compensation and benefits expense	139,655	134,318	282,482	285,016
Adjusted non-compensation expense	63,597	55,687	122,808	111,262
Adjusted operating income (b)	$65,239	$75,214	$127,695	$144,875
Adjusted operating income, as a % of adjusted net revenue (b)	24.3%	28.4%	24.0%	26.8%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Americas	42%	43%	41%	43%
EMEA	44	45	45	44
Asia Pacific	14	12	14	13
Total	100%	100%	100%	100%
Asset Management Results of Operations
Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.
Three Months Ended June 30, 2025 versus June 30, 2024
Asset Management net revenue increased $7 million, or 2%, as compared to the 2024 period. Asset Management adjusted net revenue increased $3 million, or 1%, as compared to the 2024 period. Management fees and other revenue, on an adjusted basis, was $265 million, an increase of $2 million, or 1%, as compared to $263 million in the 2024 period. Incentive fees, on an adjusted basis, were $4 million, an increase of $1 million as compared to $3 million in the 2024 period.
Adjusted compensation and benefits expense increased $5 million, or 4%, as compared to the 2024 period.
Adjusted non-compensation expense increased $8 million, or 14%, as compared to the 2024 period primarily due to increased technology and information services and marketing and business development expenses.
Asset Management adjusted operating income was $65 million, a decrease of $10 million, or 13%, as compared to adjusted operating income of $75 million in the 2024 period, and, as a percentage of adjusted net revenue, was 24.3%, as compared to 28.4% in the 2024 period.
Six Months Ended June 30, 2025 versus June 30, 2024
Asset Management net revenue remained substantially the same as compared to the 2024 period. Asset Management adjusted net revenue decreased $8 million, or 2%, as compared to the 2024 period. Management fees and other revenue, on an adjusted basis, was $520 million, a decrease of $10 million, or 2%, as compared to $531 million in the 2024 period. Incentive fees, on an adjusted basis, were $13 million, an increase of $2 million as compared to $10 million in the 2024 period.
Adjusted compensation and benefits expense decreased $3 million, or 1%, as compared to the 2024 period.
Adjusted non-compensation expense increased $12 million, or 10%, as compared to the 2024 period primarily due to increased technology and information services and marketing and business development expenses.
Asset Management adjusted operating income was $128 million, a decrease of $17 million, or 12%, as compared to adjusted operating income of $145 million in the 2024 period, and, as a percentage of net revenue, was 24.0%, as compared to 26.8% in the 2024 period.

Corporate
The following table summarizes the reported adjusted operating results attributable to the Corporate segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)
Net revenue (loss) - U.S. GAAP basis	$6,213	$(11,446)	$(1,195)	$4,324
Adjustments:
Revenue related to noncontrolling interests and similar arrangements	(6,775)	(866)	(5,936)	(3,872)
(Gains) losses related to LFI and other similar arrangements	(10,509)	1,201	(15,752)	(8,172)
Interest expense	21,087	22,598	42,047	43,204
Total adjustments (a)	3,803	22,933	20,359	31,160
Adjusted net revenue (b)	10,016	11,487	19,164	35,484
Adjusted compensation and benefits expense	47,572	42,222	86,063	82,177
Adjusted non-compensation expense	41,348	41,813	77,458	72,666
Adjusted operating loss (b)	$(78,904)	$(72,548)	$(144,357)	$(119,359)
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
Three Months Ended June 30, 2025 versus June 30, 2024
Corporate net revenue increased $18 million as compared to the 2024 period, primarily due to gains in the 2025 period as compared to losses in the 2024 period attributable to investments held in connection with LFI. Corporate adjusted net revenue decreased $1 million, or 13%, as compared to the 2024 period.
Adjusted compensation and benefits expense, including centrally managed costs, increased $5 million, or 13%, as compared to the 2024 period.
Adjusted non-compensation expense, including centrally managed costs, remained substantially the same as compared to the 2024 period.
Six Months Ended June 30, 2025 versus June 30, 2024
Corporate net revenue decreased $6 million as compared to the 2024 period. Corporate adjusted net revenue decreased $16 million, or 46%, as compared to the 2024 period primarily due to lower investment gains in the 2025 period as compared to the 2024 period.
Adjusted compensation and benefits expense, including centrally managed costs, increased $4 million, or 5%, as compared to the 2024 period.
Adjusted non-compensation expense, including centrally managed costs, increased $5 million, or 7%, as compared to the 2024 period.

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
Summary of Cash Flows:

	Six Months Ended June 30,
	2025	2024
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$123	$92
Adjustments to reconcile net income to net cash provided by operating activities (a)	265	295
Other operating activities (b)	(556)	(301)
Net cash used in operating activities	(168)	86
Investing activities	(49)	(110)
Financing activities (c)	(231)	(94)
Effect of exchange rate changes	87	(23)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(361)	(141)
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	1,609	1,225
End of Period	$1,248	$1,084
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
We regularly monitor our liquidity position, including cash levels, lease obligations, investments, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of common stock, compensation and matters relating to liquidity and to compliance with regulatory net capital requirements. At June 30, 2025, Lazard had approximately $978 million of cash and cash equivalents, including approximately $512 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings and we expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.
As of June 30, 2025, the Company’s remaining lease obligations were $40 million for 2025 (July 1 through December 31), $153 million from 2026 through 2027, $150 million from 2028 through 2029 and $277 million from 2030 through 2039.
As of June 30, 2025, Lazard had approximately $210 million in unused lines of credit available to it, including a $200 million, five-year, senior revolving credit facility under the Second Amended and Restated Credit Agreement, among Lazard Group LLC, the Banks from time to time party thereto and Citibank, N.A., as Administrative Agent (as amended from time to time, the “Second Amended and Restated Credit Agreement”).
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
The Second Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group LLC not permit (i) its Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00, provided that the Consolidated Leverage Ratio may be greater than 3.25 to 1.00 for four (consecutive or nonconsecutive) quarters so long as it is not greater than 3.50 to 1.00 on the last day of any such quarter, or (ii) its Consolidated Interest Coverage Ratio (as defined in the Second Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. No amounts were outstanding under the Second Amended and Restated Credit Agreement as of June 30, 2025.
In addition, the Second Amended and Restated Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At June 30, 2025, the Company was in compliance with all financial and nonfinancial provisions.
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

Senior Debt
The table below sets forth our corporate indebtedness as of June 30, 2025 and December 31, 2024. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		June 30, 2025			December 31, 2024
Senior Debt	Annual Interest Rate	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2027 Senior Notes	3.625%	$300.0	$0.9	$299.1	$300.0	$1.2	$298.8
Lazard Group 2028 Senior Notes	4.50%	500.0	3.3	496.7	500.0	3.8	496.2
Lazard Group 2029 Senior Notes	4.375%	500.0	3.4	496.6	500.0	3.9	496.1
Lazard Group 2031 Senior Notes	6.00%	400.0	3.8	396.2	400.0	4.1	395.9
		$1,700.0	$11.4	$1,688.6	$1,700.0	$13.0	$1,687.0
The indenture and supplemental indentures relating to Lazard Group LLC’s senior notes contain certain covenants (none of which relate to financial condition), events of default and other customary provisions. At June 30, 2025, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.
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
As permitted under Rule 13-01 of Regulation S-X, Lazard, Inc. has excluded summarized financial information for Lazard Group because the combined assets, liabilities and results of operations of Lazard, Inc. and Lazard Group for the period were not materially different than the corresponding amounts in Lazard, Inc.’s condensed consolidated financial statements presented herein and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.

Stockholders’ Equity
At June 30, 2025, total stockholders’ equity was $786 million, as compared to $685 million at December 31, 2024, including $742 million and $636 million attributable to Lazard, Inc. on the respective dates. The net activity in stockholders’ equity during the six month period ended June 30, 2025 is reflected in the table below (in millions of dollars):

Stockholders’ Equity - January 1, 2025	$685
Increase (decrease) due to:
Net income (a)	118
Other comprehensive income	58
Amortization of share-based incentive compensation	184
Purchase of common stock	(40)
Settlement of share-based incentive compensation (b)	(114)
Common stock dividends	(92)
Other - net	(13)
Stockholders’ Equity - June 30, 2025	$786
________________________________________
(a)Excludes net income associated with redeemable noncontrolling interests of $5 million in 2025.
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

Six Months Ended June 30:	Number of Shares Purchased	Average Price Per Share
2024	1,055,913	$38.66
2025	859,849	$46.44
As of June 30, 2025, a total of $160 million of share repurchase authorization remained available under Lazard, Inc.’s share repurchase program which will expire on December 31, 2026.
During the six month period ended June 30, 2025, Lazard, Inc. had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.
On July 23, 2025, the Board of Directors of Lazard declared a quarterly dividend of $0.50 per share on our common stock. The dividend is payable on August 15, 2025 to stockholders of record on August 4, 2025.
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
Seed investments held in entities in which the Company maintained a controlling financial interest were $230 million in 17 entities as of June 30, 2025, as compared to $111 million in ten entities as of December 31, 2024. LFI investments held in entities in which the Company maintained a controlling financial interest were $54 million in nine entities as of June 30, 2025, as compared to $93 million in nine entities as of December 31, 2024.
As of June 30, 2025 and December 31, 2024, the Company did not consolidate any seed investment entities or LFI investment entities, with the exception of the consolidation of certain LFI funds (see Note 21 of Notes to Condensed Consolidated Financial Statements). As such, seed investments and substantially all of LFI investments included in “investments” on the condensed consolidated statements of financial condition represented the Company’s economic interest in the seed and LFI investments.

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
Data relating to investments is set forth below:

	June 30, 2025	December 31, 2024
	($ in thousands)
Seed investments by asset class:
Debt	$207	$–
Equity (a)	233,083	123,457
Fixed income	18,164	20,751
Alternative investments	29,754	34,161
Private equity	19,786	16,785
Total seed investments	300,994	195,154
Other investments owned:
Private equity	7,386	7,570
Fixed income and other	2,506	2,266
Total other investments owned	9,892	9,836
Subtotal	310,886	204,990
Private equity consolidated, not owned	22,918	19,057
Equity method	18,486	16,899
LFI	285,183	374,001
Total investments	$637,473	$614,947
_______________________
(a)At June 30, 2025 and December 31, 2024, seed investments in directly owned equity securities were invested as follows:

	June 30, 2025	December 31, 2024
Percentage invested in:
Financials	17%	16%
Consumer	29	31
Industrial	13	14
Technology	22	22
Other	19	17
Total	100%	100%

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
Equity Market Price Risk—At June 30, 2025 and December 31, 2024, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $270 million and $164 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $1.2 million and $0.9 million as of June 30, 2025 and December 31, 2024, respectively, in the carrying value of such investments, including the effect of the hedging transactions.
Interest Rate and Credit Spread Risk—At June 30, 2025 and December 31, 2024, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $18 million and $24 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a net decrease of approximately $0.7 million as of June 30, 2025 and a net increase of approximately $0.6 million in the carrying value of such investments as of December 31, 2024, including the effect of the hedging transactions.
Foreign Exchange Rate Risk—At June 30, 2025 and December 31, 2024, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities and private equity investments was $63 million and $65 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a net decrease of approximately $2.1 million and $2.0 million in the carrying value of such investments as of June 30, 2025 and December 31, 2024, respectively, including the effect of the hedging transactions.
Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At June 30, 2025 and December 31, 2024, the Company’s exposure to changes in fair value of such investments was approximately $27 million and $24 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $2.7 million and $2.4 million, respectively, in the carrying value of such investments as of June 30, 2025 and December 31, 2024.
For additional information regarding risks associated with our investments, see Item 1A, “Risk Factors—Other Business Risks—Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios” in our Form 10-K.
Risks Related to Receivables
We maintain an allowance for credit losses to provide coverage for expected losses from our receivables. At June 30, 2025, total receivables amounted to $755 million, net of an allowance for credit losses of $27 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 77% and 23% of total receivables, respectively. At December 31, 2024, total receivables amounted to $754 million, net of an allowance for credit losses of $32 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 85% and 15% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.
LFG and LFB offer wealth management and banking services to high net worth individuals and families. At June 30, 2025 and December 31, 2024, customers and other receivables included $117 million and $83 million, respectively, of such LFB loans which are fully collateralized and monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans. Therefore, there was no allowance for credit losses required at those dates related to such receivables.
Credit Concentrations
The Company monitors its exposures to individual counterparties and diversifies where appropriate to reduce the exposure to concentrations of credit.
Risks Related to Derivatives
Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain investments that seed strategies in our Asset Management business. Derivative contracts are recorded at fair value. In entering into derivative agreements, the Company is subject to counterparty risk. Net derivative assets amounted to $0.1 million and $4 million at June 30, 2025 and December 31, 2024, respectively, and net derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $32 million and $3 million at June 30, 2025 and December 31, 2024, respectively.
The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $183 million and $271 million at June 30, 2025 and December 31, 2024, respectively.
Risks Related to Cash and Cash Equivalents and Corporate Indebtedness
A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents typically bear interest at market interest rates. Based on account balances as of June 30, 2025, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $10 million in the event interest rates were to increase by 1% and decrease by approximately $10 million if rates were to decrease by 1%.
As of June 30, 2025, the Company’s cash and cash equivalents totaled approximately $978 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world and (iii) in short-term certificates of deposit from such banks. Cash and cash equivalents are continuously monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.
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

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
The Company is involved from time to time in judicial, governmental, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses, including contractual and employment matters. The Company reviews such matters on a case-by-case basis and establishes any required accrual if a loss is probable and the amount of such loss can be reasonably estimated. The Company may experience significant variation in its revenue and earnings on a quarterly basis. Accordingly, the results of any pending matter or matters could be significant when compared to the Company’s earnings in any particular quarter. The Company believes, however, based on currently available information, that the results of any pending matters, in the aggregate, will not have a material effect on its business or financial condition.
Item 1A. Risk Factors
There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Repurchases of Equity Securities
The following table sets forth information regarding Lazard’s purchases of its common stock on a monthly basis during the second quarter of 2025. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2025
Share Repurchase Program (1)	–	$–	–	$163.8	million
Employee Tax Withholding Transactions (2)	8,041	$41.51	–	–
May 1 – May 31, 2025
Share Repurchase Program (1)	–	$–	–	$163.8	million
Employee Tax Withholding Transactions (2)	1,539	$44.27	–	–
June 1 – June 30, 2025
Share Repurchase Program (1)	85,894	$43.81	85,894	$160.1	million
Employee Tax Withholding Transactions (2)	205,502	$42.98	–	–
Total
Share Repurchase Program (1)	85,894	$43.81	85,894	$160.1	million
Employee Tax Withholding Transactions (2)	215,082	$42.93	–	–
_______________________

(1)The Board of Directors of Lazard authorized the repurchase of common stock as set forth in the table below as of June 30, 2025.

Date	Repurchase Authorization	Expiration
	($ in thousands)
July 2024	$200,000	December 31, 2026
The Company’s purchases under the share repurchase program over time are used to offset dilution from the shares that have been or will be issued under the 2018 Plan, as amended. Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions, including those with employees. The rate at which the Company purchases shares in connection with the share repurchase program may vary from period to period due to a variety of factors. Amounts shown in this line item include repurchases of common stock and exclude the shares of common stock withheld by the Company to meet the minimum statutory tax withholding requirements as described below. As of June 30, 2025, a total of $160 million of share repurchase authorization remained available under Lazard, Inc.’s share repurchase program, which will expire on December 31, 2026.
(2)Under the terms of the 2018 Plan, upon the settlement of RSUs, shares of common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended June 30, 2025, the Company satisfied such obligations in lieu of issuing 215,082 shares of common stock upon the settlement of 436,328 of RSUs.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
During the three months ended June 30, 2025, no directors or officers of the Company entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of Lazard securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K of the Exchange Act).

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

10.18*
Letter Agreement regarding Terms of Continued Employment, dated as of April 24, 2025, between Lazard, Inc. and Peter R. Orszag (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on April 30, 2025).

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

10.29*
Letter Agreement regarding Terms of Continued Employment, dated as of April 24, 2025, between Lazard, Inc. and Alexandra Soto (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on April 30, 2025).

10.30*
Letter Agreement regarding Terms of Continued Employment, dated as of April 24, 2025, between Lazard, Inc. and Christian A. Weideman (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on April 30, 2025).

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
Dated: July 25, 2025

LAZARD, INC.

By:	/s/ Mary Ann Betsch
Name:	Mary Ann Betsch
Title:	Chief Financial Officer

By:	/s/ Michael Gathy
Name:	Michael Gathy
Title:	Chief Accounting Officer