Form 10-Q
period 2025-09-30
Lazard, Inc.
filed 2025-10-27
CIK 1311370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If the Registrant is an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 17, 2025, there were 112,746,606 shares of the Registrant’s common stock outstanding (including 17,868,792 shares held by subsidiaries).

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
i

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)

Page
Condensed Consolidated Statements of Financial Condition as of September 30, 2025 and December 31, 2024	2

Condensed Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2025 and 2024	4

Condensed Consolidated Statements of Comprehensive Income for the three month and nine month periods ended September 30, 2025 and 2024	5

Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2025 and 2024	6

Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interests for the three month and nine month periods ended September 30, 2025 and 2024	8

Notes to Condensed Consolidated Financial Statements	12

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2025 AND DECEMBER 31, 2024
(UNAUDITED)
(dollars in thousands, except for per share data)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$1,171,985	$1,308,218
Deposits with banks and short-term investments	217,606	268,684
Restricted cash	33,452	32,466
Receivables (net of allowance for credit losses of $27,893 and $32,033 at September 30, 2025 and December 31, 2024, respectively):
Fees	613,714	640,567
Customers and other	160,968	113,056
	774,682	753,623
Investments (including $45,226 pledged at September 30, 2025)	623,711	614,947
Property (net of accumulated amortization and depreciation of $327,537 and $332,840 at September 30, 2025 and December 31, 2024, respectively)	173,285	160,402
Operating lease right-of-use assets	437,014	434,938
Goodwill and other intangible assets (net of accumulated amortization of $67,711 at both September 30, 2025 and December 31, 2024)	395,251	393,575
Deferred tax assets	473,879	479,582
Other assets	333,055	347,558
Total Assets	$4,633,920	$4,793,993

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2025 AND DECEMBER 31, 2024
(UNAUDITED)
(dollars in thousands, except for per share data)

	September 30, 2025	December 31, 2024
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits and other customer payables	$346,899	$308,213
Accrued compensation and benefits	505,860	844,953
Operating lease liabilities	510,761	505,483
Tax receivable agreement obligation	55,680	75,899
Senior debt	1,687,281	1,687,052
Deferred tax liabilities	959	1,084
Other liabilities	569,336	606,526
Total Liabilities	3,676,776	4,029,210
Commitments and contingencies
Redeemable noncontrolling interests	78,518	79,629
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share; 15,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024	–	–
Common stock:
Par value $0.01 per share (500,000,000 shares authorized; 112,746,606 and 112,766,091 shares issued at September 30, 2025 and December 31, 2024, respectively, including shares held by subsidiaries)	1,127	1,128
Additional paid-in-capital	293,012	327,810
Retained earnings	1,493,261	1,472,113
Accumulated other comprehensive loss, net of tax	(272,950)	(326,742)
	1,514,450	1,474,309
Common stock held by subsidiaries, at cost (17,868,792 and 22,467,315 shares at September 30, 2025 and December 31, 2024, respectively)	(672,928)	(838,069)
Total Lazard Stockholders’ Equity	841,522	636,240
Noncontrolling interests	37,104	48,914
Total Stockholders’ Equity	878,626	685,154
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$4,633,920	$4,793,993

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND 2024
(UNAUDITED)
(dollars in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE
Investment banking and other advisory fees	$425,895	$366,385	$1,279,488	$1,228,185
Asset management fees	308,038	278,663	848,259	823,426
Interest income	7,660	15,005	28,529	39,330
Other	29,171	147,361	100,812	209,945
Total revenue	770,764	807,414	2,257,088	2,300,886
Interest expense	22,686	22,548	64,962	65,918
Net revenue	748,078	784,866	2,192,126	2,234,968
OPERATING EXPENSES
Compensation and benefits	498,212	465,405	1,447,690	1,468,789
Occupancy and equipment	31,908	34,249	101,024	99,137
Marketing and business development	26,085	21,782	83,409	70,874
Technology and information services	48,862	44,628	144,350	135,951
Professional services	20,951	19,541	64,377	63,155
Fund administration and outsourced services	32,390	27,996	88,989	81,250
Benefit pursuant to tax receivable agreement	(20,146)	–	(20,146)	–
Other	14,886	10,078	39,787	36,424
Total operating expenses	653,148	623,679	1,949,480	1,955,580
OPERATING INCOME	94,930	161,187	242,646	279,388
Provision for income taxes	21,430	45,052	45,840	70,976
NET INCOME	73,500	116,135	196,806	208,412
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,253	8,197	9,838	14,810
NET INCOME ATTRIBUTABLE TO LAZARD	$71,247	$107,938	$186,968	$193,602
ATTRIBUTABLE TO LAZARD COMMON STOCKHOLDERS:
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	98,112,393	93,627,476	96,967,379	92,591,435
Diluted	108,001,762	103,475,234	105,914,050	101,151,624
NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.71	$1.13	$1.88	$2.04
Diluted	$0.65	$1.02	$1.72	$1.88

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND 2024
(UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET INCOME	$73,500	$116,135	$196,806	$208,412
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments (net of tax expense of $3,200 for the three months and nine months ended September 30, 2025)	(8,838)	41,627	61,243	20,793
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $628 and $(2,254) for the three months ended September 30, 2025 and 2024, respectively, and $(3,710) and $(1,595) for the nine months ended September 30, 2025 and 2024, respectively)	2,961	(9,033)	(12,856)	(7,429)
Adjustment for items reclassified to earnings (net of tax expense of $554 and $545 for the three months ended September 30, 2025 and 2024, respectively, and $1,646 and $1,455 for the nine months ended September 30, 2025 and 2024, respectively)	1,831	1,888	5,472	4,775
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(4,046)	34,482	53,859	18,139
COMPREHENSIVE INCOME	69,454	150,617	250,665	226,551
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,254	8,230	9,905	14,843
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD	$67,200	$142,387	$240,760	$211,708

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND 2024
(UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$196,806	$208,412
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred expenses and share-based incentive compensation	359,051	377,255
Noncash lease expense	49,587	49,903
Depreciation and amortization of property	25,549	27,284
Deferred tax benefit	(2,363)	(34,209)
Benefit pursuant to tax receivable agreement	(20,146)	–
Gain on sale of owned office building	–	(114,271)
Other adjustments	(8,566)	–
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	45,582	85,812
Investments	(14,133)	66,402
Other assets	(7,858)	(87,375)
Accrued compensation and benefits and other liabilities	(503,882)	(199,239)
Net cash provided by operating activities	119,627	379,974
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(28,366)	(30,625)
Proceeds from sale of property	–	194,283
Purchase of equity method investment	–	(17,488)
Purchase of investments	–	(98,350)
Proceeds from sales and maturities of debt securities	–	50,000
Other disposals of property	–	1,995
Other investing activities	(35,584)	–
Net cash provided by (used in) investing activities	(63,950)	99,815
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for) customer deposits, net	12,477	(42,610)
Proceeds from:
Issuance of senior debt	300,000	396,010
Contributions from noncontrolling interests	1,466	1,989
Payments for:
Extinguishment of senior debt	(298,354)	(233,073)
Distributions to noncontrolling interests	(2,049)	(3,976)
Tax receivable agreement	–	(30,950)
Purchase of common stock	(41,012)	(43,928)
Common stock dividends	(139,203)	(133,823)
Settlement of share-based incentive compensation in satisfaction of tax withholding requirements	(114,783)	(64,189)
LFI Consolidated Funds redemptions	(30,232)	(39,074)
Other financing activities	(17,269)	(12,172)
Net cash used in financing activities	(328,959)	(205,796)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	86,957	14,763
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(186,325)	288,756
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— January 1	1,609,368	1,224,983
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—September 30	$1,423,043	$1,513,739

See notes to condensed consolidated financial statements.

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$1,171,985	$1,308,218
Deposits with banks and short-term investments	217,606	268,684
Restricted cash	33,452	32,466
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$1,423,043	$1,609,368

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2025
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held By Subsidiaries		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - July 1, 2025	112,766,091	$1,128	$225,058	$1,477,618	$(268,903)	18,408,649	$(693,298)	$741,603	$44,881	$786,484	$83,578
Comprehensive income (loss):
Net income (loss)				71,247				71,247	(699)	70,548	2,952
Other comprehensive income (loss) - net of tax					(4,047)			(4,047)	1	(4,046)
Amortization of share-based incentive compensation			95,059					95,059	1,064	96,123
Dividend equivalents			8,311	(8,425)				(114)	(2,717)	(2,831)
Common stock dividends ($0.50 per share)				(47,179)				(47,179)		(47,179)
Purchase and cancellation of common stock (a)	(19,485)	(1)	(1,083)					(1,084)		(1,084)
Delivery of common stock in connection with share-based incentive compensation and related tax expense of $2,195			(34,333)			(539,857)	20,370	(13,963)	–	(13,963)
Distribution to noncontrolling interests, net									(1,832)	(1,832)
LFI Consolidated Funds											(8,012)
Other									(3,594)	(3,594)
Balance - September 30, 2025	112,746,606	$1,127	$293,012	$1,493,261	$(272,950)	17,868,792	$(672,928)	$841,522	$37,104	$878,626	$78,518
___________________________________
(a)In the third quarter of 2025, Lazard, Inc. purchased 19,485 shares of common stock which were immediately canceled by the Company and therefore were not included in treasury stock. There was no impact on total stockholders' equity as a result of the share cancellation.

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2025
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held By Subsidiaries		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - January 1, 2025	112,766,091	$1,128	$327,810	$1,472,113	$(326,742)	22,467,315	$(838,069)	$636,240	$48,914	$685,154	$79,629
Comprehensive income:
Net income				186,968				186,968	1,693	188,661	8,145
Other comprehensive income - net of tax					53,792			53,792	67	53,859
Amortization of share-based incentive compensation			275,674					275,674	4,574	280,248
Dividend equivalents			25,913	(26,617)				(704)	(12,445)	(13,149)
Common stock dividends ($1.50 per share)				(139,203)				(139,203)		(139,203)
Purchase and cancellation of common stock (a)	(19,485)	(1)	(1,083)			859,849	(39,928)	(41,012)		(41,012)
Delivery of common stock in connection with share-based incentive compensation and related tax expense of $12,942			(333,198)			(5,500,341)	206,996	(126,202)	(1,522)	(127,724)
Business acquisitions and related equity transactions:
Common stock issuable			1,235					1,235	–	1,235
Distribution to noncontrolling interests, net									(583)	(583)
LFI Consolidated Funds											(9,256)
Other			(3,339)			41,969	(1,927)	(5,266)	(3,594)	(8,860)
Balance - September 30, 2025	112,746,606	$1,127	$293,012	$1,493,261	$(272,950)	17,868,792	$(672,928)	$841,522	$37,104	$878,626	$78,518
___________________________________
(a)In the third quarter of 2025, Lazard, Inc. purchased 19,485 shares of common stock which were immediately canceled by the Company and therefore were not included in treasury stock. There was no impact on total stockholders' equity as a result of the share cancellation.

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2024
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held By Subsidiaries		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - July 1, 2024	112,766,091	$1,128	$218,455	$1,382,703	$(306,293)	22,596,555	$(837,338)	$458,655	$55,535	$514,190	$80,931
Comprehensive income (loss):
Net income				107,938				107,938	2,620	110,558	5,577
Other comprehensive income - net of tax					34,449			34,449	33	34,482
Amortization of share-based incentive compensation			74,787					74,787	797	75,584
Dividend equivalents			7,633	(7,851)				(218)	(3,056)	(3,274)
Common stock dividends ($0.50 per share)				(45,092)				(45,092)		(45,092)
Purchase of common stock						67,500	(3,112)	(3,112)		(3,112)
Delivery of common stock in connection with share-based incentive compensation and related tax expense of $538			(16,784)			(367,739)	13,650	(3,134)	–	(3,134)
Distributions to noncontrolling interests, net									(214)	(214)
LFI Consolidated Funds											(2,041)
Balance - September 30, 2024	112,766,091	$1,128	$284,091	$1,437,698	$(271,844)	22,296,316	$(826,800)	$624,273	$55,715	$679,988	$84,467

See notes to condensed consolidated financial statements.

LAZARD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE NINE MONTH PERIOD ENDED September 30, 2024
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Common Stock Held By Subsidiaries		Total Lazard Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
	Shares	$				Shares	$
Balance - January 1, 2024	112,766,091	$1,128	$247,204	$1,402,636	$(289,950)	25,340,287	$(937,259)	$423,759	$58,428	$482,187	$87,675
Comprehensive income (loss):
Net income				193,602				193,602	6,155	199,757	8,655
Other comprehensive income - net of tax					18,106			18,106	33	18,139
Amortization of share-based incentive compensation			232,998					232,998	2,131	235,129
Dividend equivalents			23,896	(24,717)				(821)	(10,286)	(11,107)
Common stock dividends ($1.50 per share)				(133,823)				(133,823)		(133,823)
Purchase of common stock						1,123,413	(43,928)	(43,928)		(43,928)
Delivery of common stock in connection with share-based incentive compensation and related tax expense of $1,419			(221,242)			(4,167,528)	154,393	(66,849)	1,241	(65,608)
Business acquisitions and related equity transactions:
Common stock issuable			1,235					1,235	–	1,235
Distributions to noncontrolling interests, net									(1,987)	(1,987)
LFI Consolidated Funds											(11,863)
Other						144	(6)	(6)		(6)
Balance - September 30, 2024	112,766,091	$1,128	$284,091	$1,437,698	$(271,844)	22,296,316	$(826,800)	$624,273	$55,715	$679,988	$84,467

See notes to condensed consolidated financial statements.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)

1.    ORGANIZATION AND BASIS OF PRESENTATION
Organization
Lazard, Inc. is a global financial advisory and asset management firm, incorporated in Delaware that specializes in crafting solutions to the complex financial and strategic challenges of our clients. Lazard provides advice on mergers and acquisitions, capital markets and capital solutions, restructuring and liability management, geopolitics, and other strategic matters, as well as asset management and investment solutions to institutions, corporations, governments, partnerships, family offices, and high net worth individuals.
Lazard, Inc. indirectly held 100% of all outstanding common membership interests of Lazard Group LLC, a Delaware limited liability company (collectively referred to, together with its subsidiaries, as “Lazard Group”), as of September 30, 2025 and December 31, 2024. Lazard, Inc., through its control of the managing members of Lazard Group LLC, controls Lazard Group, which is governed by a Third Amended and Restated Operating Agreement that is effective as of January 1, 2023 (the “Operating Agreement”).
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
The condensed consolidated results of operations for the three month and nine month periods ended September 30, 2025 are not indicative of the results to be expected for any future interim or annual period.

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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets — In July 2025, the FASB issued an accounting standard update that provides a practical expedient related to the estimation of expected credit losses on accounts receivables, which permits entities to assume that the current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for annual periods beginning after December 15, 2025 and interim periods within those annual periods, with early adoption permitted. The amendments shall be applied either prospectively or retrospectively. The Company intends to elect the practical expedient with a prospective application as of January 1, 2026. The Company does not expect the election of the practical expedient to have a material impact on its financial statements upon adoption.

Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software — In September 2025, the FASB issued an accounting standard update to eliminate accounting consideration of software project development stages and enhance the guidance related to when an entity would begin capitalizing software costs. The amendments are effective for annual periods beginning after December 15, 2027, and the interim periods within those annual periods, with early adoption permitted. The amendments can be applied prospectively, retrospectively, or using a modified transition approach. The Company is currently evaluating the new guidance.
3.    REVENUE RECOGNITION
The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Revenue:
Financial Advisory (a)	$427,335	$370,917	$1,292,000	$1,235,732

Asset Management:
Management fees and other (b)	$311,540	$288,814	$876,929	$857,246
Incentive fees (c)	15,489	5,064	30,678	17,595
Total Asset Management	$327,029	$293,878	$907,607	$874,841
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
At September 30, 2025, the Company had deferred revenue of $142,629 included in “other liabilities” on the condensed consolidated statements of financial condition. During the three month and nine month periods ended September 30, 2025, the Company recognized $6,511 and $23,018 in revenue, respectively, that was included in the deferred revenue balance as of December 31, 2024 of $136,536.

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
Of the Company’s fee receivables at September 30, 2025 and December 31, 2024, $129,437 and $130,682, respectively, represented financing receivables for our Private Capital Advisory fees.
At September 30, 2025 and December 31, 2024, customers and other receivables included $129,685 and $82,985, respectively, of customer loans provided by LFB to high net worth individuals and families, which are fully collateralized and monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of both September 30, 2025 and December 31, 2024.
The aggregate carrying amount of other fees and customers and other receivables was $515,560 and $539,956 at September 30, 2025 and December 31, 2024, respectively.
Activity in the allowance for credit losses for the three month and nine month periods ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning Balance	$26,545	$29,686	$32,033	$28,503
Provision for credit losses, net of reversals	1,602	(1,472)	(1,329)	3,451
Charge-offs	(231)	(1,375)	(3,761)	(4,858)
Foreign currency translation and other adjustments	(23)	400	950	143
Ending Balance	$27,893	$27,239	$27,893	$27,239
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
5.    INVESTMENTS
The Company’s investments consist of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Debt	$1,704	$–
Equity	58,530	58,623
Funds:
Alternative investments (a)	50,001	59,230
Debt (a)	116,531	147,173
Equity (a)	330,496	289,610
Private equity	47,818	43,412
Total funds	544,846	539,425
Investments, at fair value	605,080	598,048
Equity method investments	18,631	16,899
Total investments	$623,711	$614,947
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

	September 30, 2025	December 31, 2024
Investments related to LFI and other similar deferred compensation arrangements:
Alternative investments	$21,407	$23,865
Debt	97,822	126,407
Equity	162,668	223,729
Total	$281,897	$374,001
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
During the three month and nine month periods ended September 30, 2025 and 2024, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to equity securities and trading debt securities still held as of the reporting date as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net unrealized investment gains	$12,663	$23,050	$51,904	$23,803
As of September 30, 2025, the Company has pledged investments with a carrying value of $45,226, primarily as collateral for its derivative contracts (see Note 7). Such pledged assets can be sold or repledged by the secured party.

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
Level 3.    Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our own assumptions about the assumptions a market participant would use in pricing the asset or liability. Items included in Level 3 include securities or other financial instruments for which there is little, if any, market activity. As a result, valuation inputs may involve significant management judgment or estimation.
The fair value of instruments reported as cash and cash equivalents, deposits with banks and short-term investments, and restricted cash, is classified as Level 1 when the fair values are based on unadjusted quoted prices in active markets.
The fair value of debt securities, is classified as Level 1 when the fair values are based on unadjusted quoted prices in active markets, or Level 2 when based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
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
The fair value of investments in certain private equity funds is classified as Level 3 when the acquisition price is considered the best measure of fair value.
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
The following tables present, as of September 30, 2025 and December 31, 2024, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	September 30, 2025
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Deposits with banks and short-term investments (a)	$29,753	$–	$–	$–	$29,753
Restricted cash (a)	100	–	–	–	100
Investments:
Debt	1,300	404	–	–	1,704
Equity	57,845	–	685	–	58,530
Funds:
Alternative investments	6,825	–	–	43,176	50,001
Debt	104,795	11,733	–	3	116,531
Equity	330,132	303	–	61	330,496
Private equity	–	–	290	47,528	47,818
Derivatives	–	523	–	–	523
Total	$530,750	$12,963	$975	$90,768	$635,456
Liabilities:
Securities sold, not yet purchased	$4,076	$–	$–	$–	$4,076
Contingent consideration liability	–	–	2,274	–	2,274
Derivatives	–	222,587	–	–	222,587
Total	$4,076	$222,587	$2,274	$–	$228,937

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
___________________________________
(a)Level 1 represents U.S. Treasury securities.
The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month and nine month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	Beginning Balance	Net Unrealized Gains/Losses Included In Earnings	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$697	$10	$–	$–	$(22)	$685
Private equity funds	289	–	–	–	1	290
Total Level 3 assets	$986	$10	$–	$–	$(21)	$975

Liabilities:
Contingent consideration liability	$2,248	$26	$–	$–	$–	$2,274
Total Level 3 liabilities	$2,248	$26	$–	$–	$–	$2,274

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)

	Nine Months Ended September 30, 2025
	Beginning Balance	Net Unrealized Gains/Losses Included In Earnings	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$589	$57	$–	$–	$39	$685
Private equity funds	256	–	–	–	34	290
Total Level 3 assets	$845	$57	$–	$–	$73	$975

Liabilities:
Contingent consideration liability (a)	$4,495	$79	$–	$(2,300)	$–	$2,274
Total Level 3 liabilities	$4,495	$79	$–	$(2,300)	$–	$2,274

	Three Months Ended September 30, 2024
	Beginning Balance	Net Unrealized Gains/Losses Included In Earnings	Purchases/ Issuances	Sales/ Settlements/	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$611	$9	$–	$–	$30	$650
Private equity funds	264	–	–	–	12	276
Total Level 3 assets	$875	$9	$–	$–	$42	$926

Liabilities:
Contingent consideration liability	$4,389	$53	$–	$–	$–	$4,442
Total Level 3 liabilities	$4,389	$53	$–	$–	$–	$4,442

	Nine Months Ended September 30, 2024
	Beginning Balance	Net Unrealized Gains/Losses Included In Earnings	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$493	$46	$109	$–	$2	$650
Private equity funds	273	–	–	–	3	276
Total Level 3 assets	$766	$46	$109	$–	$5	$926

Liabilities:
Contingent consideration liability (a)	$6,583	$159	$–	$(2,300)	$–	$4,442
Total Level 3 liabilities	$6,583	$159	$–	$(2,300)	$–	$4,442
_________________________________

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
(a)For the nine month periods ended September 30, 2025 and 2024, settlements represent aggregate cash and noncash settlement of contingent consideration after the acquisition date.
The following tables present, at September 30, 2025 and December 31, 2024, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	September 30, 2025
						Investments Redeemable
	NAV	Unfunded Commitments		% of NAV Not Redeemable		Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$43,137	$–		NA		(a)	<30-60 days
Other	39	–		NA		(b)	<30-90 days
Debt funds	3	–		NA		(c)	<30-30 days
Equity funds	61	–		NA		(d)	<30-30 days
Private equity funds:
Equity growth	47,528	5,954	(e)	100%	(f)	NA	NA
Total	$90,768	$5,954
___________________________________
(a)monthly (100%)
(b)daily (100%)
(c)daily (100%)
(d)monthly (100%)
(e)Unfunded commitments to private equity investments consolidated but not owned by Lazard of $19,894 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.
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
7.    DERIVATIVES
The tables below present the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 13) on the accompanying condensed consolidated statements of financial condition as of September 30, 2025 and December 31, 2024. Notional amounts provide an indication of the volume of the Company's derivative activity.
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

	September 30, 2025
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$770	$126,660	$5,707	$381,319
Total return swaps and other	153	436	39,450	177,950
LFI and other similar deferred compensation arrangements	–	–	185,144	160,786
Total gross derivatives	923	$127,096	230,301	$720,055
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(247)		(247)
Total return swaps and other	(153)		(7,467)
Net derivatives in "other assets" and "other liabilities"	523		222,587
Collateral not netted on the condensed consolidated statement of financial condition (a)	–		(31,978)
	$523		$190,609

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)

	December 31, 2024
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$4,248	$359,717	$1,068	$167,115
Total return swaps and other	125	1,031	17,527	116,239
LFI and other similar deferred compensation arrangements	–	–	270,847	247,848
Total gross derivatives	4,373	$360,748	289,442	$531,202
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(461)		(460)
Total return swaps and other	(125)		(14,702)
Net derivatives in "other assets" and "other liabilities"	3,787		274,280
Collateral not netted on the condensed consolidated statement of financial condition (a)	–		(1,132)
	$3,787		$273,148
___________________________________
(a)Includes cash and/or securities collateral pledged that are subject to master netting arrangements but do not meet the criteria for netting on the condensed consolidated statements of financial condition under U.S. GAAP. For some counterparties, the amounts of securities and cash collateral pledged may exceed the derivative assets and derivative liabilities balances. Where this is the case, the amount of collateral offset within net derivatives is limited to the net derivative assets and net derivative liabilities balances with that counterparty.
Cash and securities collateral were previously reported separately. Prior year information has been recast to reflect the current presentation.
Net gains (losses) with respect to derivative instruments (included in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Forward foreign currency exchange rate contracts	$1,670	$(5,860)	$(13,339)	$(2,635)
LFI and other similar deferred compensation arrangements	(4,823)	(16,732)	(20,575)	(24,904)
Total return swaps and other	(16,990)	(8,143)	(47,977)	(14,086)
Total	$(20,143)	$(30,735)	$(81,891)	$(41,625)

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
8.    PROPERTY, NET
At September 30, 2025 and December 31, 2024, property consisted of the following:

	Estimated Depreciable Life in Years	September 30, 2025	December 31, 2024
Buildings	33	$12,946	$11,455
Leasehold improvements	3-20	238,365	214,744
Furniture and equipment	3-10	170,864	165,727
Computer software	3-5	69,928	67,523
Construction in progress		8,719	33,793
Total		500,822	493,242
Less - Accumulated depreciation and amortization		327,537	332,840
Property, net		$173,285	$160,402
9.    GOODWILL
Changes in the carrying amount of goodwill for the nine month periods ended September 30, 2025 and 2024 are as follows:

	Nine Months Ended September 30,
	2025				2024
	Financial Advisory	Asset Management	Total	Financial Advisory	Asset Management	Total
Balance, January 1	$312,305	$81,270	$393,575	$313,628	$81,270	$394,898
Foreign currency translation adjustments	1,676	–	1,676	(323)	–	(323)
Balance, September 30	$313,981	$81,270	$395,251	$313,305	$81,270	$394,575

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
10.    SENIOR DEBT
Senior debt is comprised of the following as of September 30, 2025 and December 31, 2024:

					Outstanding as of
					September 30, 2025			December 31, 2024
	Initial Principal Amount	Maturity Date	Annual Interest Rate	Effective Interest Rate	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2027 Senior Notes (a)	300,000	3/01/27	3.625%	–%	$–	$–	$–	$300,000	$1,213	$298,787
Lazard Group 2028 Senior Notes	500,000	9/19/28	4.50%	4.70%	500,000	3,018	496,982	500,000	3,783	496,217
Lazard Group 2029 Senior Notes	500,000	3/11/29	4.375%	4.56%	500,000	3,184	496,816	500,000	3,875	496,125
Lazard Group 2031 Senior Notes	400,000	3/15/31	6.00%	6.16%	400,000	3,584	396,416	400,000	4,077	395,923
Lazard Group 2035 Senior Notes (a)	300,000	8/01/35	5.625%	5.72%	300,000	2,933	297,067	–	–	–
Total					$1,700,000	$12,719	$1,687,281	$1,700,000	$12,948	$1,687,052
__________________________
(a)During the third quarter of 2025, Lazard Group LLC completed an offering of $300,000 aggregate principal amount of 5.625% senior notes due in 2035. Interest on the 2035 Notes is payable semi-annually on February 1 and August 1 of each year, beginning February 1, 2026. Lazard Group LLC used the net proceeds from the 2035 Notes to repurchase or redeem all of the issued and outstanding 2027 Notes.
Lazard, Inc. has provided an unconditional and irrevocable guarantee for the repayment of all the senior notes in the table above. The guarantee covers both the principal and interest payments on the senior debt and will remain in effect until all the Lazard Group senior notes are repaid. As of September 30, 2025, the maximum future payments that Lazard, Inc. could be required to make under this guarantee is the same as the principal value in the table above plus accrued interest.
The Company’s senior debt is unsecured and is carried at its principal amount outstanding, net of unamortized debt costs. At September 30, 2025 and December 31, 2024, the fair value of such senior debt was approximately $1,732,000 and $1,682,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.
Lazard Group LLC has a Second Amended and Restated Credit Agreement with a group of lenders for a five-year, $200,000 senior revolving credit facility expiring in June 2028 (the “Second Amended and Restated Credit Agreement”). Any borrowings under the Second Amended and Restated Credit Agreement generally will bear interest at adjusted term SOFR plus an applicable margin for specific interest periods determined based on Lazard Group LLC’s highest credit rating from an internationally recognized credit agency. The Second Amended and Restated Credit Agreement contains certain covenants, events of default and other customary provisions, including customary benchmark-replacement mechanics. In conjunction with the Lazard, Inc. guarantee of the Lazard Group LLC’s then outstanding senior notes, on December 23, 2024, the Company and Lazard Group LLC entered into the First Amendment to Second Amended and Restated Credit Agreement pursuant to which Lazard, Inc. provided an unconditional and irrevocable guarantee for the obligations of Lazard Group LLC under the Second Amended and Restated Credit Agreement.
As of September 30, 2025, the Company had approximately $210,000 in unused lines of credit available to it, including the credit facility provided under the Second Amended and Restated Credit Agreement.

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
12.    STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Share Repurchase Program—The Board of Directors of Lazard authorized the repurchase of Lazard, Inc. common stock (“common stock”) as set forth in the table below as of September 30, 2025:

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

Nine Months Ended September 30:	Number of Shares Purchased	Average Price Per Share
2024	1,123,413	$39.10
2025	879,334	$46.64

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
During the nine month periods ended September 30, 2025 and 2024, certain of our executive officers received common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the nine month periods ended September 30, 2025 and 2024, the Company purchased shares of common stock from certain of our executive officers. The aggregate value of all such purchases during the nine month periods ended September 30, 2025 and 2024 was approximately $12,800 and $14,300, respectively. Such shares of common stock are reported at cost, and are either included in “common stock held by subsidiaries” on the accompanying condensed consolidated statements of financial condition or were immediately canceled by the Company.
As of September 30, 2025, a total of $158,989 of share repurchase authorization remained available under Lazard, Inc.’s share repurchase program, which will expire on December 31, 2026.
During the nine month period ended September 30, 2025, Lazard, Inc. had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.
Accumulated Other Comprehensive Income (Loss) (“AOCI”), Net of Tax—The tables below reflect the balances of each component of AOCI at September 30, 2025 and 2024 and activity during the three month and nine month periods then ended:

	Three Months Ended September 30, 2025
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard AOCI
Balance - July 1, 2025	$(90,833)	$(178,064)	$(268,897)	$6	$(268,903)
Activity:
Other comprehensive income (loss) before reclassifications, net of tax	(8,838)	2,961	(5,877)	1	(5,878)
Adjustments for items reclassified to earnings, net of tax	–	1,831	1,831	–	1,831
Net other comprehensive income (loss)	(8,838)	4,792	(4,046)	1	(4,047)
Balance, September 30, 2025	$(99,671)	$(173,272)	$(272,943)	$7	$(272,950)

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)

	Nine Months Ended September 30, 2025
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard AOCI
Balance - January 1, 2025	$(160,914)	$(165,888)	$(326,802)	$(60)	$(326,742)
Activity:
Other comprehensive income (loss) before reclassifications, net of tax	61,243	(12,856)	48,387	67	48,320
Adjustments for items reclassified to earnings, net of tax	–	5,472	5,472	–	5,472
Net other comprehensive income (loss)	61,243	(7,384)	53,859	67	53,792
Balance, September 30, 2025	$(99,671)	$(173,272)	$(272,943)	$7	$(272,950)

	Three Months Ended September 30, 2024
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard AOCI
Balance - July 1, 2024	$(144,825)	$(161,467)	$(306,292)	$1	$(306,293)
Activity:
Other comprehensive income (loss) before reclassifications	41,627	(9,033)	32,594	33	32,561
Adjustments for items reclassified to earnings, net of tax	–	1,888	1,888	–	1,888
Net other comprehensive income (loss)	41,627	(7,145)	34,482	33	34,449
Balance, September 30, 2024	$(103,198)	$(168,612)	$(271,810)	$34	$(271,844)

	Nine Months Ended September 30, 2024
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard AOCI
Balance - January 1, 2024	$(123,991)	$(165,958)	$(289,949)	$1	$(289,950)
Activity:
Other comprehensive income (loss) before reclassifications	20,793	(7,429)	13,364	33	13,331
Adjustments for items reclassified to earnings, net of tax	–	4,775	4,775	–	4,775
Net other comprehensive income (loss)	20,793	(2,654)	18,139	33	18,106
Balance, September 30, 2024	$(103,198)	$(168,612)	$(271,810)	$34	$(271,844)

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month and nine month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employee benefit plans:
Amortization relating to employee benefit plans (a)	$2,385	$2,433	$7,118	$6,230
Less - related income taxes	554	545	1,646	1,455
Total reclassifications, net of tax	$1,831	$1,888	$5,472	$4,775
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
Dividends Declared, October 22, 2025—On October 22, 2025, the Board of Directors of Lazard declared a quarterly dividend of $0.50 per share on our common stock. The dividend is payable on November 14, 2025, to stockholders of record on November 3, 2025.
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
Expense
The following reflects the expense with respect to share-based incentive plans, which is primarily recorded within “compensation and benefits” expense in the Company’s accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Share-based incentive awards:
RSUs	$74,546	$57,611	$226,130	$186,150
PRSUs	–	318	(44)	1,037
PIPRs	21,577	17,655	54,162	47,942
Total	$96,123	$75,584	$280,248	$235,129
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
RSUs generally include a dividend participation right during the applicable vesting period, which is payable in additional units. During the nine month period ended September 30, 2025, dividend participation rights required the issuance of an aggregate 550,976 units of RSUs and the associated aggregate charge to “retained earnings” (with a corresponding credit to “additional paid-in-capital”) was $25,913.
In connection with RSUs and PRSUs that settled during the nine month period ended September 30, 2025, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 2,174,633 and 52,000 shares, respectively, of common stock during such nine month period. Accordingly, 3,176,897 and 58,638 shares, respectively, of common stock held by the Company were delivered during the nine month period ended September 30, 2025.
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
The following is a summary of activity relating to RSUs and PRSUs during the nine month period ended September 30, 2025:

	RSUs		PRSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2025	16,212,004	$37.07	62,296	$35.44
Granted (including 550,976 RSUs relating to dividend participation)	6,933,955	$53.01	–	$–
Forfeited	(651,750)	$43.37	–	$–
PRSUs performance units earned (a)			48,342	$21.92
Settled	(5,426,230)	$35.69	(110,638)	$29.53
Balance, September 30, 2025	17,067,979	$43.74	–
_________________________________
(a)Represents PRSUs earned during the nine month period ended September 30, 2025 under the performance conditions of previously-granted PRSU awards in excess of the target payout levels of such awards.
The weighted-average grant date fair value of RSUs granted in the nine month period ended September 30, 2024 was $38.75.
As of September 30, 2025, the total estimated unrecognized compensation expense related to RSUs was $293,039. The Company expects to expense such amounts over a weighted-average period of approximately 1.8 years subsequent to September 30, 2025.
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
Each Tranche, as described below, is subject to the executive’s continued employment through the applicable anniversary of the date of grant, or earlier in certain circumstances, and requires that the applicable common stock price milestone is sustained for any 30 consecutive day period prior to the anniversary of the date of grant of the applicable Tranche (the “Expiration Date”).
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The following is a summary of activity relating to all PIPRs during the nine month period ended September 30, 2025:

	Ordinary PIPRs (a)		P-PIPRs		SP-PIPRs (c)
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2025	3,331,563	$35.77	963,660	$35.44	2,250,000	$15.06
Granted	1,444,345	$44.93	–	$–	–	$–
Forfeited	(212,968)	$36.41	–	$–	–	$–
Performance units earned (b)			747,800	$21.92
Settled	(478,646)	$32.95	(1,711,460)	$29.53	–	$–
Balance, September 30, 2025	4,084,294	$39.31	–		2,250,000	$16.12
__________________________
(a)Includes PIPR awards with only service-based vesting conditions.
(b)Represents P-PIPRs earned during the nine month period ended September 30, 2025 under the performance conditions of previously-granted P-PIPR awards in excess of the target payout levels of such awards.
(c)The change in the weighted average grant date fair value of SP-PIPRs as of September 30, 2025 reflects a modification of certain awards.
Fair values shown above represent the weighted average as of grant date. The weighted-average grant date fair value of ordinary PIPRs granted in the nine month period ended September 30, 2024 was $38.26.
Compensation expense recognized for ordinary PIPRs and P-PIPRs is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. Compensation expense recognized for SP-PIPRs is determined by multiplying the number of shares of common stock underlying such awards by the grant date fair value. As of September 30, 2025, the total estimated unrecognized compensation expense of all profits interest participation rights was $58,173 and the Company expects to expense such amount over a weighted-average period of approximately 1.8 years subsequent to September 30, 2025.
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

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the nine month period ended September 30, 2025:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2025	$52,055	$270,847
Granted	40,478	40,478
Settled	–	(148,727)
Amortization and the impact of forfeitures	(53,441)	(2,247)
Change in fair value of underlying investments	–	20,575
Other	(40)	4,218
Balance, September 30, 2025	$39,052	$185,144
The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.5 years subsequent to September 30, 2025.
The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization and the impact of forfeitures	$15,797	$22,997	$51,194	$81,102
Change in the fair value of underlying investments	4,823	16,732	20,575	24,904
Total	$20,620	$39,729	$71,769	$106,006
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
Amortization expense for the three month and nine month periods ended September 30, 2025 was $4,360 and $12,132, respectively. The remaining prepaid compensation asset was $22,843 as of September 30, 2025.
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
The following table summarizes the components of net periodic benefit cost related to the Company’s pension plans for the three month and nine month periods ended September 30, 2025 and 2024:

	Pension Plans
	Three Months Ended September 30,
	2025	2024
Components of Net Periodic Benefit Cost:
Service cost	$193	$170
Interest cost	5,791	5,345
Expected return on plan assets	(6,408)	(6,721)
Amortization of:
Prior service cost	315	138
Net actuarial loss	2,070	2,295
Net periodic benefit cost	$1,961	$1,227

	Pension Plans
	Nine Months Ended September 30,
	2025	2024
Components of Net Periodic Benefit Cost:
Service cost	$560	$498
Interest cost	16,924	15,774
Expected return on plan assets	(18,757)	(19,797)
Amortization of:
Prior service cost	931	402
Net actuarial loss	6,187	5,828
Net periodic benefit cost	$5,845	$2,705

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
15.    COST-SAVING INITIATIVES
The Company conducted firm-wide cost-saving initiatives over the course of 2023, which were completed during the first quarter of 2024.
Expenses and losses associated with the cost-saving initiatives for the nine month period ended September 30, 2024 consisted of the following:

	Nine Months Ended September 30, 2024
	Financial Advisory	Asset Management	Corporate	Total
Severance and other employee termination expenses (included in "compensation and benefits" expense)	$32,773	$11,545	$2,292	$46,610
Other	708	14	1,397	2,119
Total	$33,481	$11,559	$3,689	$48,729
Activity related to the obligations pursuant to the cost-saving initiatives during the nine month period ended September 30, 2025 was as follows:

Accrued Compensation and Benefits
Balance, January 1, 2025	$6,268
Less:
Foreign currency translation and other adjustments	(16)
Payments and settlements	5,351
Balance, September 30, 2025	$933
16.    INCOME TAXES
Lazard, Inc. is subject to U.S. federal income taxes on all its income and, through its subsidiaries, is also subject to state and local taxes on its income apportioned to various state and local jurisdictions. Lazard Group LLC operates principally through subsidiary corporations including those domiciled outside the U.S. that are subject to local income taxes in foreign jurisdictions. In addition, Lazard Group LLC is subject to Unincorporated Business Tax attributable to its operations apportioned to New York City.
The Company recorded income tax provisions of $21,430 and $45,840 for the three month and nine month periods ended September 30, 2025, respectively, and $45,052 and $70,976 for the three month and nine month periods ended September 30, 2024, respectively, representing effective tax rates of 22.6%, 18.9%, 28.0% and 25.4%, respectively. The difference between the U.S. federal statutory rate of 21.0% and the effective tax rates reflected above principally relates to (i) the tax impact of differences in the value of share based incentive compensation that vested principally in the first quarter, changes in uncertain tax positions and other discrete items, (ii) taxes payable to foreign jurisdictions that are not offset against U.S. income taxes, (iii) change in the U.S. federal valuation allowance affecting the provision for income taxes and (iv) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate.
Cash paid for income taxes, net of refunds for the nine month period ended September 30, 2025 was $99,262.

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
The Company’s basic and diluted net income per share calculations using the “two-class” method for the three month and nine month periods ended September 30, 2025 and 2024 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to Lazard	$71,247	$107,938	$186,968	$193,602
Adjustment for earnings attributable to participating securities	(1,555)	(2,579)	(4,269)	(4,732)
Net income attributable to Lazard - basic	69,692	105,359	182,699	188,870
Adjustment for earnings attributable to participating securities	–	463	–	864
Net income attributable to Lazard - diluted	$69,692	$105,822	$182,699	$189,734
Weighted average number of shares of common stock outstanding	94,527,248	90,276,294	93,360,222	89,665,458
Weighted average number of shares of common stock issuable on a non-contingent basis	3,585,145	3,351,182	3,607,157	2,925,977
Weighted average number of shares of common stock outstanding - basic	98,112,393	93,627,476	96,967,379	92,591,435
Weighted average number of incremental shares of common stock issuable from share-based incentive compensation (a)	9,889,369	9,847,758	8,946,671	8,560,189
Weighted average number of shares of common stock outstanding - diluted	108,001,762	103,475,234	105,914,050	101,151,624
Net income attributable to Lazard per share of common stock:
Basic	$0.71	$1.13	$1.88	$2.04
Diluted	$0.65	$1.02	$1.72	$1.88
__________________________________
(a)The aggregate weighted average number of incremental shares of common stock issuable from PIPRs for the three month and nine month periods ended September 30, 2025 of 1,572,289 and 1,985,705, respectively, and for the three month and nine month periods ended September 30, 2024 of 1,229,021 and 1,541,854, respectively, that could be potentially dilutive in future periods, have been excluded from the computation of diluted net income per share as the effect would be antidilutive in the respective periods.
18.    RELATED PARTIES
Sponsored Funds
The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Asset management fees relating to such services were $171,114 and $456,539 for the three month and nine month periods ended September 30, 2025, respectively, and $140,025 and $407,875 for the three month and nine month periods ended September 30, 2024, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $62,257 and $68,577 remained as receivables at September 30, 2025 and

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
December 31, 2024, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.
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
The periodic revaluation of the TRA liability and the assumptions reflected in the estimate had the effect of reducing the estimated liability under the TRA. As a result, the Company recorded a “benefit pursuant to tax receivable agreement” of $20,146 on the condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2025.
The cumulative liability relating to our obligations under the TRA as of September 30, 2025 and December 31, 2024 was $55,680 and $75,899, respectively, and is recorded in “tax receivable agreement obligation” on the condensed consolidated statements of financial condition.
Other
See Note 12 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.
19.    REGULATORY AUTHORITIES
LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $5, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At September 30, 2025, LFNY’s regulatory net capital was $103,208, which exceeded the minimum requirement by $96,881. LFNY’s aggregate indebtedness to net capital ratio was 0.92:1 as of September 30, 2025.
Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
September 30, 2025, the aggregate regulatory net capital of the U.K. Subsidiaries was $113,537, which exceeded the minimum requirement by $38,431.
CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management. The investment services activities exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At June 30, 2025, the consolidated regulatory net capital of CFLF was $165,355, which exceeded the minimum requirement set for regulatory capital levels by $64,940. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. LFB and certain other non-Financial Advisory subsidiaries of the Company in the European Union (referred to herein, on a combined basis, as the “combined European regulated group”) is subject to consolidated supervision based on an agreement with the ACPR and under such rules is required to comply with minimum requirements for regulatory net capital. At June 30, 2025, the regulatory net capital of the combined European regulated group was $188,305, which exceeded the minimum requirement set for regulatory capital levels by $66,407. Additionally, the combined European regulated group, together with our Financial Advisory entities in the European Union, is required to perform an annual risk assessment and provide certain other information on a periodic basis.
Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At September 30, 2025, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $101,014, which exceeded the minimum required capital by $74,509.
At September 30, 2025, each of these subsidiaries individually was in compliance with its regulatory capital requirements.
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
The table below provides selected financial information about the Company’s segments, including adjusted compensation and benefits expense and adjusted non-compensation expense (both of which are significant expense categories on which the CODM is regularly provided information), other segment items, and adjusted operating income (loss).
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
•Losses associated with the closing of certain offices as part of the cost-saving initiatives, representing the reclassification of currency translation adjustments to earnings from accumulated other comprehensive loss; and
•The gain on sale of an owned office building.
Inter-segment revenues are not material for all periods presented.
The CODM does not regularly receive asset information by segment and does not use segment asset information to assess performance or allocate resources.

	Three Months Ended September 30, 2025
	Financial Advisory	Asset Management	Corporate	Total
Net Revenue (Loss) - U.S. GAAP Basis	$427,335	$327,029	$(6,286)	$748,078
Adjusted Compensation and Benefits Expense	273,214	155,920	45,513	474,647
Adjusted Non-compensation Expense	52,098	64,513	32,054	148,665
Other Segment Items	(5,056)	(32,840)	14,471	(23,425)
Adjusted Operating Income (Loss)	$96,967	$73,756	$(69,382)	$101,341

Other Segment Disclosures:
Interest income (included in net revenue)	$618	$2,161	$4,881	$7,660
Depreciation and amortization of property (included in adjusted non-compensation expense)	$1,805	$1,564	$5,096	$8,465

	Nine Months Ended September 30, 2025
	Financial Advisory	Asset Management	Corporate	Total
Net Revenue (Loss) - U.S. GAAP Basis	$1,292,000	$907,607	$(7,481)	$2,192,126
Adjusted Compensation and Benefits Expense	830,218	438,402	131,576	1,400,196
Adjusted Non-compensation Expense	157,085	187,321	109,512	453,918
Other Segment Items	(8,819)	(80,433)	34,830	(54,422)
Adjusted Operating Income (Loss)	$295,878	$201,451	$(213,739)	$283,590

Other Segment Disclosures:
Interest income (included in net revenue)	$3,718	$6,744	$18,067	$28,529
Depreciation and amortization of property (included in adjusted non-compensation expense)	$5,980	$4,352	$15,177	$25,509

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)

	Three Months Ended September 30, 2024
	Financial Advisory	Asset Management	Corporate	Total
Net Revenue - U.S. GAAP Basis	$370,917	$293,878	$120,071	$784,866
Adjusted Compensation and Benefits Expense	238,360	145,695	42,248	426,303
Adjusted Non-compensation Expense	49,333	58,058	30,848	138,239
Other Segment Items	(2,110)	(22,368)	(114,474)	(138,952)
Adjusted Operating Income (Loss)	$81,114	$67,757	$(67,499)	$81,372

Other Segment Disclosures:
Interest income (included in net revenue)	$1,167	$3,803	$10,035	$15,005
Depreciation and amortization of property (included in adjusted non-compensation expense)	$2,007	$1,410	$5,536	$8,953

	Nine Months Ended September 30, 2024
	Financial Advisory	Asset Management	Corporate	Total
Net Revenue - U.S. GAAP Basis	$1,235,732	$874,841	$124,395	$2,234,968
Adjusted Compensation and Benefits Expense	815,764	430,711	124,425	1,370,900
Adjusted Non-compensation Expense	148,310	169,320	103,514	421,144
Other Segment Items	(12,355)	(62,178)	(83,314)	(157,847)
Adjusted Operating Income (Loss)	$259,303	$212,632	$(186,858)	$285,077

Other Segment Disclosures:
Interest income (included in net revenue)	$3,443	$11,323	$24,564	$39,330
Depreciation and amortization of property (included in adjusted non-compensation expense)	$6,422	$4,091	$16,733	$27,246

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
The table below provides a reconciliation of the Company's consolidated adjusted operating income to the Company’s consolidated U.S. GAAP operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted Operating Income	$101,341	$81,372	$283,590	$285,077
Adjustments:
Operating income related to noncontrolling interests and similar arrangements (a)	2,252	8,192	9,835	14,803
Interest expense (b)	(22,634)	(22,474)	(64,698)	(65,724)
Amortization and other acquisition-related costs	(27)	(53)	(79)	(189)
Expenses associated with senior management transition (c)	(6,148)	–	(6,148)	–
Losses associated with cost-saving initiatives (d)	–	–	–	(587)
Expenses associated with cost-saving initiatives	–	–	–	(48,142)
Gain on sale of property (e)	–	114,271	–	114,271
Expenses associated with sale of property (f)	–	(20,121)	–	(20,121)
Benefit pursuant to tax receivable obligation ("TRA") (g)	20,146	–	20,146	–
Operating Income - U.S. GAAP Basis	$94,930	$161,187	$242,646	$279,388
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
(c)Represents expenses associated with the upcoming departure of an executive officer.
(d)Represents the reclassification of currency translation adjustments to earnings from accumulated other comprehensive loss in the nine month period ended September 30, 2024.
(e)Represents gain on the sale of an owned office building.
(f)Represents estimated statutory profit sharing expenses associated with the sale of an owned office building.
(g)Represents the effect of the periodic valuation of the TRA liability.

LAZARD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, except for per share data, unless otherwise noted)
21.    CONSOLIDATED VIEs
LFI Consolidated Funds
The Company’s consolidated VIEs as of September 30, 2025 and December 31, 2024 include certain funds (“LFI Consolidated Funds”) that were established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement. Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds. The assets of LFI Consolidated Funds, except as it relates to $33,350 and $68,452 of LFI owned by Lazard Group as of September 30, 2025 and December 31, 2024, respectively, can only be used to settle the obligations of LFI Consolidated Funds.
The Company’s consolidated VIE assets and liabilities for LFI Consolidated Funds as reflected in the condensed consolidated statements of financial condition consist of the following at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$2,370	$2,456
Customers and other receivables	702	97
Investments	108,897	144,878
Other assets	587	1,016
Total assets	$112,556	$148,447

LIABILITIES
Deposits and other customer payables	$285	$72
Other liabilities	403	295
Total liabilities	$688	$367

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Lazard’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”). All references to “2025,” “2024,” “third quarter,” “first nine months” or “the period” refer to, as the context requires, the three month and nine month periods ended September 30, 2025 and 2024.
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
•changes in international trade policies and practices, including the implementation of tariffs, proposed further tariffs, and responses from other jurisdictions, the recent U.S. federal government shutdown, and the economic impacts, volatility and uncertainty resulting therefrom;
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
•changes in international trade policies and practices, including the implementation of tariffs, proposed further tariffs, and responses from other jurisdictions, the recent U.S. federal government shutdown, and the economic impacts, volatility and uncertainty resulting therefrom;
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
Business Summary
Founded in 1848, Lazard is a global financial advisory and asset management firm, with operations in North and South America, Europe, the Middle East, Asia, and Australia. Lazard provides advice on mergers and acquisitions, capital markets and capital solutions, restructuring and liability management, geopolitics, and other strategic matters, as well as asset management and investment solutions to institutions, corporations, governments, partnerships, family offices, and high net worth individuals.
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
We operate in a competitive, global environment. Ongoing developments in international trade policies and practices, in addition to changing domestic governmental priorities, have increased uncertainty relative to prior years. We believe our broad set of capabilities and diversified business model position us well to meet evolving client needs in varying economic environments. Unpredictability and the potential for related impacts, however, could create or exacerbate market volatility, contribute to weakened economic and business conditions, and reduce our clients’ ability to finalize decision-making or execute on investment priorities.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Incr / (Decr)	2025	2024	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$1,028	$734	40%	$2,761	$2,202	25%
Number	7,663	9,640	(21)%	26,774	29,412	(9)%
Deals Greater than $500 million:
Value	$866	$546	59%	$2,225	$1,644	35%
Number	303	280	8%	905	805	12%
Announced M&A Transactions:
All deals:
Value	$1,276	$898	42%	$3,439	$2,595	33%
Number	9,037	10,550	(14)%	29,899	31,447	(5)%
Deals Greater than $500 million:
Value	$1,055	$680	55%	$2,791	$1,971	42%
Number	379	351	8%	1,084	926	17%
Completed Restructuring Transactions:
All deals:
Value	$49	$97	(49)%	$211	$342	(38)%
Number	44	94	(53)%	238	340	(30)%
____________________________________
Source: Dealogic as of October 2, 2025.
Another measure of global restructuring activity is the number of corporate defaults, which decreased during the first nine months of 2025 as compared to the first nine months of 2024. The number of defaulting issuers was 91 in the first nine months of 2025, according to Moody’s Investors Service, Inc., as compared to 108 in the first nine months of 2024.
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

Asset Management
The percentage change in major equity market indices at September 30, 2025, as compared to such indices at June 30, 2025, December 31, 2024 and at September 30, 2024 is shown in the table below:

	Percentage Changes September 30, 2025 vs.
	June 30, 2025	December 31, 2024	September 30, 2024
MSCI World Index	7%	17%	17%
Euro Stoxx	5%	16%	14%
MSCI Emerging Market	11%	28%	17%
S&P 500	8%	15%	18%
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
Our operating expenses also include “non-compensation expense”, which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services, and other expenses. Our occupancy costs represent a significant portion of our aggregate operating expenses and are subject to change from time to time, particularly as leases for real property expire and are renewed or replaced with new, long-term leases for the same or other real property. Our operating expenses also include our “benefit pursuant to tax receivable agreement”.
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
Provision for Income Taxes
Lazard, Inc. is subject to U.S. federal income taxes on all of its income and, through its subsidiaries, is also subject to state and local taxes on its income apportioned to various state and local jurisdictions. Lazard Group LLC operates principally through subsidiary corporations including through those domiciled outside the U.S. that are subject to local income taxes in foreign jurisdictions. In addition, Lazard Group LLC is subject to Unincorporated Business Tax attributable to its operations apportioned to New York City.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)
Net Revenue	$748,078	$784,866	$2,192,126	$2,234,968
Operating Expenses:
Compensation and benefits	498,212	465,405	1,447,690	1,468,789
Non-compensation	175,082	158,274	521,936	486,791
Benefit pursuant to tax receivable agreement	(20,146)	–	(20,146)	–
Total operating expenses	653,148	623,679	1,949,480	1,955,580
Operating Income	94,930	161,187	242,646	279,388
Provision for income taxes	21,430	45,052	45,840	70,976
Net Income	73,500	116,135	196,806	208,412
Less - Net Income Attributable to Noncontrolling Interests	2,253	8,197	9,838	14,810
Net Income Attributable to Lazard	$71,247	$107,938	$186,968	$193,602
Operating Income, as a % of net revenue	12.7%	20.5%	11.1%	12.5%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)
Lazard, Inc. Adjusted Net Revenue:
Net revenue - U.S. GAAP basis	$748,078	$784,866	$2,192,126	$2,234,968
Adjustments:
Revenue related to noncontrolling interests and similar arrangements (a)	(16,092)	(11,113)	(34,103)	(23,136)
Gains related to LFI and other similar arrangements (b)	(4,823)	(16,732)	(20,575)	(24,904)
Distribution fees, reimbursable deal costs, provision for credit losses and other (c)	(25,144)	(19,310)	(64,442)	(61,847)
Interest expense (d)	22,634	22,474	64,698	65,724
Losses associated with cost-saving initiatives (e)	–	–	–	587
Gain on sale of property (f)	–	(114,271)	–	(114,271)
Total adjustments (g)	(23,425)	(138,952)	(54,422)	(157,847)
Adjusted net revenue (h)	$724,653	$645,914	$2,137,704	$2,077,121
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
(e)Represents the reclassification of currency translation adjustments to earnings from accumulated other comprehensive loss in the nine month period ended September 30, 2024.
(f)Represents gain on the sale of an owned office building.
(g)Total adjustments equal the “other segment items” in Note 20 of Notes to Condensed Consolidated Financial Statements.
(h)Adjusted net revenue is a non-GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)
Lazard, Inc. Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$498,212	$465,405	$1,447,690	$1,468,789
Adjustments:
Compensation and benefits expense related to noncontrolling interests and similar arrangements (a)	(12,594)	(2,249)	(20,771)	(6,254)
Charges pertaining to LFI and other similar arrangements (b)	(4,823)	(16,732)	(20,575)	(24,904)
Expenses associated with senior management transition (c)	(6,148)	–	(6,148)	–
Expenses associated with cost-saving initiatives	–	–	–	(46,610)
Expenses associated with sale of property (d)	–	(20,121)	–	(20,121)
Adjusted compensation and benefits expense (e)	$474,647	$426,303	$1,400,196	$1,370,900
Adjusted compensation and benefits expense, as a % of adjusted net revenue (e)	65.5%	66.0%	65.5%	66.0%
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
(c)Represents expenses associated with the upcoming departure of an executive officer. The Company expects to record additional expenses in the fourth quarter of 2025 and the first quarter of 2026 totaling approximately $33 million.
(d)Represents estimated statutory profit sharing expenses associated with the sale of an owned office building.
(e)Adjusted compensation and benefits expense and adjusted compensation and benefits expense, as a percentage of adjusted net revenue are non-GAAP measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)
Lazard, Inc. Adjusted Non-Compensation Expense:
Total non-compensation expense	$175,082	$158,274	$521,936	$486,791
Adjustments:
Non-compensation expense related to noncontrolling interests and similar arrangements (a)	(1,246)	(672)	(3,497)	(2,079)
Distribution fees, reimbursable deal costs, provision for credit losses and other (b)	(25,144)	(19,310)	(64,442)	(61,847)
Amortization and other acquisition-related costs	(27)	(53)	(79)	(189)
Expenses associated with cost-saving initiatives	–	–	–	(1,532)
Adjusted non-compensation expense (c)	$148,665	$138,239	$453,918	$421,144
Adjusted non-compensation expense, as a % of adjusted net revenue (c)	20.5%	21.4%	21.2%	20.3%
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
(c)Adjusted non-compensation expense and adjusted non-compensation expense, as a percentage of adjusted net revenue are non-GAAP measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)
Lazard, Inc. Adjusted Operating Income:
Operating income	$94,930	$161,187	$242,646	$279,388
Adjustments:
Operating income related to noncontrolling interests and similar arrangements	(2,252)	(8,192)	(9,835)	(14,803)
Interest expense	22,634	22,474	64,698	65,724
Amortization and other acquisition-related costs	27	53	79	189
Expenses associated with senior management transition	6,148	–	6,148	–
Losses associated with cost-saving initiatives	–	–	–	587
Expenses associated with cost-saving initiatives	–	–	–	48,142
Gain on sale of property	–	(114,271)	–	(114,271)
Expenses associated with sale of property	–	20,121	–	20,121
Benefit pursuant to tax receivable agreement obligation ("TRA") (a)	(20,146)	–	(20,146)	–
Adjusted operating income (b)	$101,341	$81,372	$283,590	$285,077
Adjusted operating income, as a % of adjusted net revenue (b)	14.0%	12.6%	13.3%	13.7%
____________________________________
(a)Represents the effect of the periodic revaluation of the TRA liability.
(b)Adjusted operating income and adjusted operating income, as a percentage of adjusted net revenue are non-GAAP measures.

Headcount information is set forth below:

	As of
	September 30, 2025	December 31, 2024	September 30, 2024
Headcount:
Managing Directors:
Financial Advisory	207	194	193
Asset Management	127	124	123
Corporate	22	21	21
Total Managing Directors	356	339	337
Other Business Segment Professionals and Support Staff:
Financial Advisory	1,387	1,363	1,363
Asset Management	1,159	1,117	1,101
Corporate	430	444	448
Total	3,332	3,263	3,249
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
Three Months Ended September 30, 2025 versus September 30, 2024
The Company reported net income attributable to Lazard of $71 million, as compared to net income attributable to Lazard of $108 million in the 2024 period.
Net revenue decreased $37 million, or 5%, with adjusted net revenue increasing $79 million, or 12%, as compared to the 2024 period. Fee revenue from investment banking and other advisory activities increased $60 million, or 16%, as compared to the 2024 period. Asset management fees, including incentive fees, increased $29 million, or 11%, as compared to the 2024 period. In the aggregate, interest income, other revenue and interest expense decreased $126 million as compared to the 2024 period primarily due to a gain on sale of an owned office building of $114 million in the 2024 period.
Compensation and benefits expense increased $33 million, or 7%, as compared to the 2024 period.
Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $475 million, an increase of $48 million, or 11%, as compared to $426 million in the 2024 period. The ratio of adjusted compensation and benefits expense to adjusted net revenue was 65.5% for the 2025 period, as compared to 66.0% for the 2024 period.
Non-compensation expense increased $17 million, or 11%, as compared to the 2024 period. Adjusted non-compensation expense increased $10 million, or 8%, as compared to the 2024 period. Such increases in non-compensation expense and adjusted non-compensation expense were primarily due to increased technology and information services and marketing and business development expenses. The ratio of adjusted non-compensation expense to adjusted net revenue was 20.5% for the 2025 period, as compared to 21.4% for the 2024 period.
Operating income decreased $66 million, or 41%, as compared to the 2024 period.
Adjusted operating income increased $20 million, or 25%, as compared to the 2024 period, and, as a percentage of adjusted net revenue, was 14.0% for the 2025 period, as compared to 12.6% in the 2024 period.
The benefit pursuant to tax receivable agreement was $20,146 in the 2025 period resulting from the periodic revaluation of the TRA liability.

The provision for income taxes reflects an effective tax rate of 22.6%, as compared to 28.0% for the 2024 period. The change in the effective tax rate principally relates to changes in the geographic mix of earnings and the impact of discrete items.
Net income attributable to noncontrolling interests decreased $6 million, or 73%, as compared to the 2024 period.
Nine Months Ended September 30, 2025 versus September 30, 2024
The Company reported net income attributable to Lazard of $187 million, as compared to net income attributable to Lazard of $194 million in the 2024 period.
Net revenue decreased $43 million, or 2%, with adjusted net revenue increasing $61 million, or 3%, as compared to the 2024 period. Fee revenue from investment banking and other advisory activities increased $51 million, or 4%, as compared to the 2024 period. Asset management fees, including incentive fees, increased $25 million, or 3%, as compared to the 2024 period. In the aggregate, interest income, other revenue and interest expense decreased $119 million, as compared to the 2024 period primarily due to a gain on sale of an owned office building of $114 million in the 2024 period.
Compensation and benefits expense decreased $21 million, or 1%, as compared to the 2024 period which included $47 million associated with the cost-saving initiatives.
Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $1,400 million, an increase of $29 million, or 2%, as compared to $1,371 million in the 2024 period. The ratio of adjusted compensation and benefits expense to adjusted net revenue was 65.5% for the 2025 period, as compared to 66.0% for the 2024 period.
Non-compensation expense increased $35 million, or 7%, as compared to the 2024 period. Adjusted non-compensation expense increased $33 million, or 8%, as compared to the 2024 period. Such increases in non-compensation expense and adjusted non-compensation expense were primarily due to increased marketing and business development and technology and information services expenses. The ratio of adjusted non-compensation expense to adjusted net revenue was 21.2% for the 2025 period, as compared to 20.3% for the 2024 period.
Operating income decreased $37 million, or 13%, as compared to the 2024 period.
Adjusted operating income decreased $1 million, or 1%, as compared to the 2024 period, and, as a percentage of adjusted net revenue, was 13.3% for the 2025 period, as compared to 13.7% in the 2024 period.
The benefit pursuant to tax receivable agreement was $20,146 in the 2025 period resulting from the periodic revaluation of the TRA liability.
The provision for income taxes reflects an effective tax rate of 18.9%, as compared to 25.4% for the 2024 period. The change in the effective tax rate principally relates to increases in discrete benefits for share-based incentive compensation and changes in the geographic mix of earnings.
Net income attributable to noncontrolling interests decreased $5 million, or 34%, as compared to the 2024 period.
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
Financial Advisory
The following table summarizes the adjusted operating results attributable to the Financial Advisory segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)
Net revenue - U.S. GAAP basis	$427,335	$370,917	$1,292,000	$1,235,732
Adjustments:
Reimbursable deal costs, provision for credit losses and other	(5,061)	(2,111)	(8,832)	(12,984)
Interest expense	5	1	13	42
Losses associated with cost-saving initiatives	–	–	–	587
Total adjustments (a)	(5,056)	(2,110)	(8,819)	(12,355)
Adjusted net revenue (b)	422,279	368,807	1,283,181	1,223,377
Adjusted compensation and benefits expense	273,214	238,360	830,218	815,764
Adjusted non-compensation expense	52,098	49,333	157,085	148,310
Adjusted operating income (b)	$96,967	$81,114	$295,878	$259,303
Adjusted operating income, as a % of adjusted net revenue (b)	23.0%	22.0%	23.1%	21.2%
_______________________________________
(a)Total adjustments equal the “other segment items” in Note 20 of Notes to Condensed Consolidated Financial Statements. See “Consolidated Results of Operations” above for further information on the adjustments.
(b)Adjusted net revenue, adjusted operating income, and adjusted operating income as a percentage of adjusted net revenue are non-GAAP measures.
Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	87	87	249	243
Percentage of total Financial Advisory net revenue from top 10 clients	41%	32%	22%	24%
Number of M&A transactions completed with values greater than $500 million (a)	13	24	48	55
________________________________________
(a)Source: Dealogic as of October 2, 2025.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Americas	53%	58%	58%	60%
EMEA	43	41	40	39
Asia Pacific	4	1	2	1
Total	100%	100%	100%	100%
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
Three Months Ended September 30, 2025 versus September 30, 2024
Financial Advisory net revenue increased $56 million, or 15%, as compared to the 2024 period. Financial Advisory adjusted net revenue increased $53 million, or 14%, as compared to the 2024 period. The increases in Financial Advisory net revenue and adjusted net revenue are primarily attributable to an increase in the average fee for completed transactions as compared to the prior year.
Adjusted compensation and benefits expense increased $35 million, or 15%, as compared to the 2024 period, primarily driven by increased adjusted net revenue.
Adjusted non-compensation expense increased $3 million, or 6%, as compared to the 2024 period.
Adjusted operating income was $97 million, an increase of $16 million, or 20%, as compared to adjusted operating income of $81 million in the 2024 period, and, as a percentage of adjusted net revenue, was 23.0%, as compared to 22.0% in the 2024 period.
Nine Months Ended September 30, 2025 versus September 30, 2024
Financial Advisory net revenue increased $56 million, or 5%, as compared to the 2024 period. Financial Advisory adjusted net revenue increased $60 million, or 5%, as compared to the 2024 period. The increases in Financial Advisory net revenue and adjusted net revenue are primarily attributable to an increase in the average fee for completed transactions as compared to the prior year.
Adjusted compensation and benefits expense increased $14 million, or 2%, as compared to the 2024 period.
Adjusted non-compensation expense increased $9 million, or 6%, as compared to the 2024 period primarily due to increased occupancy and equipment and marketing and business development expenses.

Adjusted operating income was $296 million, an increase of $37 million, or 14%, as compared to adjusted operating income of $259 million in the 2024 period, and, as a percentage of adjusted net revenue, was 23.1%, as compared to 21.2% in the 2024 period.
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
The following table shows the composition of AUM for the Asset Management segment (see Item 1, “Business—Principal Business Lines—Asset Management—Investment Strategies”):

	As of
	September 30, 2025	December 31, 2024
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$37,737	$27,926
Global	66,695	49,058
Local	52,445	49,750
Multi-Regional	51,633	48,204
Total Equity	208,510	174,938
Fixed Income:
Emerging Markets	5,191	6,919
Global	12,625	11,138
Local	5,268	5,617
Multi-Regional	24,102	19,612
Total Fixed Income	47,186	43,286
Alternative Investments	3,616	2,917
Private Wealth Alternative Investments	3,163	3,097
Private Equity	1,477	1,514
Cash Management	585	569
Total AUM	$264,537	$226,321
Total AUM at September 30, 2025 was $265 billion, an increase of $39 billion, or 17%, as compared to total AUM of $226 billion at December 31, 2024 due to market and foreign exchange appreciation and net inflows. Average AUM for the third quarter of 2025 increased 5% as compared to the three month period ended September 30, 2024 and average AUM for the first nine months of 2025 decreased 2% as compared to the nine month period ended September 30, 2024.
As of September 30, 2025, approximately 84% of our AUM was managed on behalf of institutional and intermediary clients, including corporations, labor unions, pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, compared to approximately 82% as of

December 31, 2024. As of September 30, 2025, approximately 16% of our AUM was managed on behalf of individual client relationships, compared to approximately 18% as of December 31, 2024.
As of both September 30, 2025 and December 31, 2024, AUM with foreign currency exposure represented approximately 62% of our total AUM. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.
The following is a summary of changes in AUM by asset class for the three month and nine month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$192,250	$17,018	$(11,473)	$5,545	$11,204	$(489)	$208,510
Fixed Income	47,057	2,752	(3,291)	(539)	603	65	47,186
Other	9,053	254	(685)	(431)	239	(20)	8,841
Total	$248,360	$20,024	$(15,449)	$4,575	$12,046	$(444)	$264,537
For the three months ended September 30, 2025, net flows were primarily driven by the Global and Emerging Markets platforms.

	Nine Months Ended September 30, 2025
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$174,938	$39,577	$(35,785)	$3,792	$22,352	$7,428	$208,510
Fixed Income	43,286	7,753	(10,078)	(2,325)	2,032	4,193	47,186
Other	8,097	2,002	(1,876)	126	373	245	8,841
Total	$226,321	$49,332	$(47,739)	$1,593	$24,757	$11,866	$264,537
For the nine months ended September 30, 2025, net flows were primarily driven by the Global, Multi-Regional and Emerging Markets Equity platforms and the Emerging Markets Fixed Income platform.

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
Average AUM for the three month and nine month periods ended September 30, 2025 and 2024 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in millions)
Average AUM by Asset Class:
Equity	$201,242	$190,688	$187,608	$190,973
Fixed Income	47,170	46,832	45,714	46,905
Alternative Investments	3,578	2,952	3,351	3,079
Private Wealth Alternative Investments	3,137	3,029	3,116	2,869
Private Equity	1,493	1,505	1,500	1,508
Cash Management	738	952	853	736
Total Average AUM	$257,358	$245,958	$242,142	$246,070
The following table summarizes the adjusted operating results attributable to the Asset Management segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)
Net revenue - U.S. GAAP basis	$327,029	$293,878	$907,607	$874,841
Adjustments:
Revenue related to noncontrolling interests and similar arrangements	(12,765)	(5,170)	(24,840)	(13,321)
Distribution fees and other	(20,083)	(17,199)	(55,610)	(48,863)
Interest expense	8	1	17	6
Total adjustments (a)	$(32,840)	$(22,368)	$(80,433)	$(62,178)
Adjusted net revenue (b)	294,189	271,510	827,174	812,663
Adjusted compensation and benefits expense	155,920	145,695	438,402	430,711
Adjusted non-compensation expense	64,513	58,058	187,321	169,320
Adjusted operating income (b)	$73,756	$67,757	$201,451	$212,632
Adjusted operating income, as a % of adjusted net revenue (b)	25.1%	25.0%	24.4%	26.2%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Americas	44%	43%	42%	43%
EMEA	42	44	44	44
Asia Pacific	14	13	14	13
Total	100%	100%	100%	100%
Asset Management Results of Operations
Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.
Three Months Ended September 30, 2025 versus September 30, 2024
Asset Management net revenue increased $33 million, or 11%, as compared to the 2024 period. Asset Management adjusted net revenue increased $23 million, or 8%, as compared to the 2024 period. Management fees and other revenue, on an adjusted basis, was $285 million, an increase of $17 million, or 6%, as compared to $269 million in the 2024 period. Incentive fees, on an adjusted basis, were $9 million, an increase of $6 million as compared to $3 million in the 2024 period.
Adjusted compensation and benefits expense increased $10 million, or 7%, as compared to the 2024 period primarily driven by increased adjusted net revenue.
Adjusted non-compensation expense increased $6 million, or 11%, as compared to the 2024 period primarily due to continued investments in technology and higher mutual fund servicing fees, which were largely driven by an increase in AUM.
Asset Management adjusted operating income was $74 million, an increase of $6 million, or 9%, as compared to adjusted operating income of $68 million in the 2024 period, and, as a percentage of adjusted net revenue, was 25.1%, as compared to 25.0% in the 2024 period.
Nine Months Ended September 30, 2025 versus September 30, 2024
Asset Management net revenue increased $33 million, or 4%, as compared to the 2024 period. Asset Management adjusted net revenue increased $15 million, or 2%, as compared to the 2024 period. Management fees and other revenue, on an adjusted basis, was $806 million, an increase of $7 million, or 1%, as compared to $799 million in the 2024 period. Incentive fees, on an adjusted basis, were $21 million, an increase of $8 million as compared to $13 million in the 2024 period.
Adjusted compensation and benefits expense increased $8 million, or 2%, as compared to the 2024 period primarily driven by increased adjusted net revenue.
Adjusted non-compensation expense increased $18 million, or 11%, as compared to the 2024 period primarily due to continued investments in technology and increased marketing and business development expenses.
Asset Management adjusted operating income was $201 million, a decrease of $11 million, or 5%, as compared to adjusted operating income of $213 million in the 2024 period, and, as a percentage of net revenue, was 24.4%, as compared to 26.2% in the 2024 period.

Corporate
The following table summarizes the reported adjusted operating results attributable to the Corporate segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)
Net revenue (loss) - U.S. GAAP basis	$(6,286)	$120,071	$(7,481)	$124,395
Adjustments:
Revenue related to noncontrolling interests and similar arrangements	(3,327)	(5,943)	(9,263)	(9,815)
Gains related to LFI and other similar arrangements	(4,823)	(16,732)	(20,575)	(24,904)
Interest expense	22,621	22,472	64,668	65,676
Gain on sale of property	–	(114,271)	–	(114,271)
Total adjustments (a)	14,471	(114,474)	34,830	(83,314)
Adjusted net revenue (b)	8,185	5,597	27,349	41,081
Adjusted compensation and benefits expense	45,513	42,248	131,576	124,425
Adjusted non-compensation expense	32,054	30,848	109,512	103,514
Adjusted operating loss (b)	$(69,382)	$(67,499)	$(213,739)	$(186,858)
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
Three Months Ended September 30, 2025 versus September 30, 2024
Corporate net revenue decreased $126 million as compared to the 2024 period, primarily due to a gain on the sale of an owned office building of $114 million in the 2024 period and lower gains in the 2025 period as compared to the 2024 period attributable to investments held in connection with LFI. Corporate adjusted net revenue increased $3 million, or 46%, as compared to the 2024 period.
Adjusted compensation and benefits expense, including centrally managed costs, increased $3 million, or 8%, as compared to the 2024 period.
Adjusted non-compensation expense, including centrally managed costs, increased $1 million, or 4%, as compared to the 2024 period.
Nine Months Ended September 30, 2025 versus September 30, 2024
Corporate net revenue decreased $132 million as compared to the 2024 period, primarily due to a gain on the sale of an owned office building of $114 million in the 2024 period. Corporate adjusted net revenue decreased $14 million, or 33%, as compared to the 2024 period. Both net revenue and adjusted net revenue reflect lower investment gains in the 2025 period as compared to the 2024 period.
Adjusted compensation and benefits expense, including centrally managed costs, increased $7 million, or 6%, as compared to the 2024 period.

Adjusted non-compensation expense, including centrally managed costs, increased $6 million, or 6%, as compared to the 2024 period.
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
The Company makes cash payments for a significant portion of its compensation with respect to the prior year’s results during the first three months of each calendar year. See the Condensed Consolidated Financial Statements—Consolidated Statements of Cash Flows for further detail.
Summary of Cash Flows:

	Nine Months Ended September 30,
	2025	2024
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$197	$208
Adjustments to reconcile net income to net cash provided by operating activities (a)	403	306
Other operating activities (b)	(480)	(134)
Net cash provided by operating activities	120	380
Investing activities	(64)	100
Financing activities (c)	(329)	(206)
Effect of exchange rate changes	87	15
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	(186)	289
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	1,609	1,225
End of Period	$1,423	$1,514
________________________________________
(a)Consists primarily of amortization of deferred expenses and share-based incentive compensation, noncash lease expenses, depreciation and amortization of property, gain on sale of an owned office building, and deferred tax provision (benefit).
(b)Includes net changes in operating assets and liabilities.
(c)Consists primarily of purchases of shares of common stock, tax withholdings related to the settlement of vested RSUs and vested PRSUs, common stock dividends, changes in customer deposits, distributions to noncontrolling interest holders, activity related to borrowings (including in 2025 and 2024, the issuance of the 2035 Notes and 2031 Notes, respectively, and the redemption of the 2027 Notes and partial redemption of the 2025 Notes).
(d)Consists of cash and cash equivalents, deposits with banks and short-term investments and restricted cash.
Liquidity and Capital Resources
Sources and Uses of Liquidity
Net revenue, operating income and cash receipts fluctuate significantly between periods and could be affected by various risks and uncertainties. While cash flow from Asset Management activities is relatively stable, in the case of Financial Advisory, fee receipts are generally dependent upon the successful completion of client transactions, the occurrence and timing of which is not subject to Lazard’s control.

Liquidity is significantly impacted by cash payments for compensation, a significant portion of which are made during the first three months of the year. As a consequence, cash on hand generally declines in the beginning of the year and gradually builds over the remainder of the year. We also make payments during the year on behalf of certain managing directors for their estimated taxes, which serve to reduce their respective incentive compensation payments.
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
We regularly monitor our liquidity position, including cash levels, lease obligations, investments and related hedges, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, dividend payments, purchases of shares of common stock, compensation and other matters relating to liquidity and compliance with regulatory net capital requirements. At September 30, 2025, Lazard had approximately $1,172 million of cash and cash equivalents, including approximately $658 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings and we expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.
As of September 30, 2025, the Company’s remaining lease obligations were $21 million for 2025 (October 1 through December 31), $163 million from 2026 through 2027, $152 million from 2028 through 2029 and $279 million from 2030 through 2039.
As of September 30, 2025, Lazard had approximately $210 million in unused lines of credit available to it, including a $200 million, five-year, senior revolving credit facility under the Second Amended and Restated Credit Agreement, among Lazard Group LLC, the Banks from time to time party thereto and Citibank, N.A., as Administrative Agent (as amended from time to time, the “Second Amended and Restated Credit Agreement”).
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
The Second Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group LLC not permit (i) its Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00, provided that the Consolidated Leverage Ratio may be greater than 3.25 to 1.00 for four (consecutive or nonconsecutive) quarters so long as it is not greater than 3.50 to 1.00 on the last day of any such quarter, or (ii) its Consolidated Interest Coverage Ratio (as defined in the Second Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. No amounts were outstanding under the Second Amended and Restated Credit Agreement as of September 30, 2025.
In addition, the Second Amended and Restated Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At September 30, 2025, the Company was in compliance with all financial and nonfinancial provisions.
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

Senior Debt
The table below sets forth our corporate indebtedness as of September 30, 2025 and December 31, 2024. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		September 30, 2025			December 31, 2024
Senior Debt	Annual Interest Rate	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2027 Senior Notes	3.625%	$–	$–	$–	$300.0	$1.2	$298.8
Lazard Group 2028 Senior Notes	4.50%	500.0	3.0	497.0	500.0	3.8	496.2
Lazard Group 2029 Senior Notes	4.375%	500.0	3.2	496.8	500.0	3.9	496.1
Lazard Group 2031 Senior Notes	6.00%	400.0	3.6	396.4	400.0	4.1	395.9
Lazard Group 2035 Senior Notes	5.625%	300.0	2.9	297.1	–	–	–
		$1,700.0	$12.7	$1,687.3	$1,700.0	$13.0	$1,687.0
In the third quarter of 2025, Lazard Group LLC issued $300 million of 5.625% senior notes due in 2035. Lazard Group LLC used the net proceeds from the 2035 Notes to repurchase or redeem all of the issued and outstanding 2027 Notes.
The indenture and supplemental indentures relating to Lazard Group LLC’s senior notes contain certain covenants (none of which relate to financial condition), events of default and other customary provisions. At September 30, 2025, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.
Guarantor Information
Lazard, Inc. has provided an unconditional and irrevocable guarantee for the repayment of all the senior notes listed in the table above, and has amended the Second Amended and Restated Credit Agreement, to provide an unconditional and irrevocable guarantee for Lazard Group's obligations under the Second Amended and Restated Credit Agreement. See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.
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

Stockholders’ Equity
At September 30, 2025, total stockholders’ equity was $879 million, as compared to $685 million at December 31, 2024, including $842 million and $636 million attributable to Lazard, Inc. on the respective dates. The net activity in stockholders’ equity during the nine month period ended September 30, 2025 is reflected in the table below (in millions of dollars):

Stockholders’ Equity - January 1, 2025	$685
Increase (decrease) due to:
Net income (a)	189
Other comprehensive income	54
Amortization of share-based incentive compensation	280
Purchase of common stock	(41)
Settlement of share-based incentive compensation (b)	(128)
Common stock dividends	(139)
Other - net	(21)
Stockholders’ Equity - September 30, 2025	$879
________________________________________
(a)Excludes net income associated with redeemable noncontrolling interests of $8 million.
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

Nine Months Ended September 30:	Number of Shares Purchased	Average Price Per Share
2024	1,123,413	$39.10
2025	879,334	$46.64
As of September 30, 2025, a total of $159 million of share repurchase authorization remained available under Lazard, Inc.’s share repurchase program which will expire on December 31, 2026.
During the nine month period ended September 30, 2025, Lazard, Inc. had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.
On October 22, 2025, the Board of Directors of Lazard declared a quarterly dividend of $0.50 per share on our common stock. The dividend is payable on November 14, 2025 to stockholders of record on November 3, 2025.
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
Seed investments held in entities in which the Company maintained a controlling financial interest were $195 million in 13 entities as of September 30, 2025, as compared to $111 million in ten entities as of December 31, 2024. LFI investments held in entities in which the Company maintained a controlling financial interest were $59 million in nine entities as of September 30, 2025, as compared to $93 million in nine entities as of December 31, 2024.
As of September 30, 2025 and December 31, 2024, the Company did not consolidate any seed investment entities or LFI investment entities, with the exception of the consolidation of certain LFI funds (see Note 21 of Notes to Condensed Consolidated Financial Statements). As such, seed investments and substantially all of LFI investments included in “investments” on the condensed consolidated statements of financial condition represented the Company’s economic interest in the seed and LFI investments.

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
Data relating to investments is set forth below:

	September 30, 2025	December 31, 2024
	($ in thousands)
Seed investments by asset class:
Debt	$1,704	$–
Equity (a)	225,255	123,457
Fixed income	18,693	20,751
Alternative investments	27,991	34,161
Private equity	21,100	16,785
Total seed investments	294,743	195,154
Other investments owned:
Private equity	7,270	7,570
Other	1,722	2,266
Total other investments owned	8,992	9,836
Subtotal	303,735	204,990
Private equity consolidated, not owned	19,448	19,057
Equity method	18,631	16,899
LFI	281,897	374,001
Total investments	$623,711	$614,947
_______________________
(a)At September 30, 2025 and December 31, 2024, seed investments in directly owned equity securities were invested as follows:

	September 30, 2025	December 31, 2024
Percentage invested in:
Financials	17%	16%
Consumer	29	31
Industrial	14	14
Technology	22	22
Other	18	17
Total	100%	100%

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
Equity Market Price Risk—At September 30, 2025 and December 31, 2024, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $279 million and $164 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $0.9 million as of both September 30, 2025 and December 31, 2024 in the carrying value of such investments, including the effect of the hedging transactions.
Interest Rate and Credit Spread Risk—At September 30, 2025 and December 31, 2024, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $16 million and $24 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a net decrease of approximately $0.6 million as of September 30, 2025 and a net increase of approximately $0.6 million in the carrying value of such investments as of December 31, 2024, including the effect of the hedging transactions.
Foreign Exchange Rate Risk—At September 30, 2025 and December 31, 2024, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities and private equity investments was $126 million and $65 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a net decrease of approximately $2.5 million and $2.0 million in the carrying value of such investments as of September 30, 2025 and December 31, 2024, respectively, including the effect of the hedging transactions.
Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At September 30, 2025 and December 31, 2024, the Company’s exposure to changes in fair value of such investments was approximately $28 million and $24 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $2.8 million and $2.4 million, respectively, in the carrying value of such investments as of September 30, 2025 and December 31, 2024.
For additional information regarding risks associated with our investments, see Item 1A, “Risk Factors—Other Business Risks—Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios” in our Form 10-K.
Risks Related to Receivables
We maintain an allowance for credit losses to provide coverage for expected losses from our receivables. At September 30, 2025, total receivables amounted to $775 million, net of an allowance for credit losses of $28 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 79% and 21% of total receivables, respectively. At December 31, 2024, total receivables amounted to $754 million, net of an allowance for credit losses of $32 million. As of that date, Financial Advisory and Asset Management fees, and customers and other receivables comprised 85% and 15% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.
LFG and LFB offer wealth management and banking services to high net worth individuals and families. At September 30, 2025 and December 31, 2024, customers and other receivables included $130 million and $83 million, respectively, of such LFB loans which are fully collateralized and monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans. Therefore, there was no allowance for credit losses required at those dates related to such receivables.
Credit Concentrations
The Company monitors its exposures to individual counterparties and diversifies where appropriate to reduce the exposure to concentrations of credit.
Risks Related to Derivatives
Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain investments that seed strategies in our Asset Management business. Derivative contracts are recorded at fair value. In entering into derivative agreements, the Company is subject to counterparty risk. Net derivative assets amounted to $0.5 million and $4 million at September 30, 2025 and December 31, 2024, respectively, and net derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $37 million and $3 million at September 30, 2025 and December 31, 2024, respectively.
The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $185 million and $271 million at September 30, 2025 and December 31, 2024, respectively.
Risks Related to Cash and Cash Equivalents and Corporate Indebtedness
A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents typically bear interest at market interest rates. Based on account balances as of September 30, 2025, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $12 million in the event interest rates were to increase by 1% and decrease by approximately $12 million if rates were to decrease by 1%.
As of September 30, 2025, the Company’s cash and cash equivalents totaled approximately $1,172 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, (iii) overnight sponsored repurchase agreements and (iv) in short-term certificates of deposit from such banks. Cash and cash equivalents are continuously monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Repurchases of Equity Securities
The following table sets forth information regarding Lazard’s purchases of its common stock on a monthly basis during the third quarter of 2025. Share repurchases are recorded on a trade date basis.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2025
Share Repurchase Program (1)	–	$–	–	$160.1	million
Employee Tax Withholding Transactions (2)	1,083	$48.98
August 1 – August 31, 2025
Share Repurchase Program (1)	–	$–	–	$160.1	million
Employee Tax Withholding Transactions (2)	795	$54.01
September 1 – September 30, 2025
Share Repurchase Program (1)	19,485	$55.59	19,485	$159.0	million
Employee Tax Withholding Transactions (2)	204,205	$57.16
Total
Share Repurchase Program (1)	19,485	$55.59	19,485	$159.0	million
Employee Tax Withholding Transactions (2)	206,083	$57.10
____________________

(1)The Board of Directors of Lazard authorized the repurchase of common stock as set forth in the table below as of September 30, 2025.

Date	Repurchase Authorization	Expiration
	($ in thousands)
July 2024	$200,000	December 31, 2026
The Company’s purchases under the share repurchase program over time are used to offset dilution from the shares that have been or will be issued under the 2018 Plan, as amended. Purchases under the share repurchase program may be made in the open market or through privately negotiated transactions, including those with employees. The rate at which the Company purchases shares in connection with the share repurchase program may vary from period to period due to a variety of factors. Amounts shown in this line item include repurchases of common stock and exclude the shares of common stock withheld by the Company to meet the minimum statutory tax withholding requirements as described below. As of September 30, 2025, a total of $159 million of share repurchase authorization remained available under Lazard, Inc.’s share repurchase program, which will expire on December 31, 2026.
(2)Under the terms of the 2018 Plan, upon the settlement of RSUs, shares of common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. During the three month period ended September 30, 2025, the Company satisfied such obligations in lieu of issuing 206,083 shares of common stock upon the settlement of 745,940 of RSUs.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
On September 12, 2025, Mary Ann Betsch, the Company’s Chief Financial Officer, adopted a trading plan for the sale of shares of the Company’s common stock, which is designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act. The plan expires on March 31, 2026. The aggregate number of shares to be sold under the plan is 50% of the shares underlying equity awards that are scheduled to vest during the plan, representing up to approximately 15,152 shares of the Company’s stock.
During the three months ended September 30, 2025, no other director or officer of the Company entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of Lazard securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K of the Exchange Act).

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

4.9
Twelfth Supplemental Indenture, dated as of August 1, 2025, among Lazard Group LLC, Lazard, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on August 1, 2025).

4.10	Form of Senior Note (included in Exhibits 4.3, 4.4, 4.5, 4.6 , 4.7 and 4.9).

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

10.16*
Transition Agreement, dated September 7, 2025, by and between Evan L. Russo and Lazard, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2025).

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

10.19*
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

10.24*
Resignation Letter Agreement, dated as of March 31, 2022, by and between the Registrant and Alexander F. Stern (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on April 6, 2022).

10.25*
Letter Agreement, dated as of January 1, 2023, by and between Lazard Frères & Co. LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 2, 2023).

10.26*
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

10.28*
Letter Agreement, dated as of June 29, 2023, by and between Lazard Frères & Co. LLC and Michael Gathy (incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report (File No. 001-32492) on Form 10-Q filed on October 27, 2023).

10.29*
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

10.32*
Offer Letter, dated September 3, 2025, between Christopher Hogbin and Lazard, Inc. (incorporated by reference to Exhibit 10.2 to the Registrants’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2025).

10.33*
Letter Agreement regarding terms of Employment, dated September 3, 2025 between Christopher Hogbin and Lazard, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2025).

10.34*
Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.35*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on May 11, 2006).

10.36
Second Amended and Restated Credit Agreement, dated as of June 6, 2023, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on July 31, 2023).

10.37
First Amendment to Second Amended and Restated Credit Agreement, dated as of December 23, 2024, by and among Lazard Group LLC, Lazard, Inc., the Banks party thereto and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-32492) filed on February 24, 2025).

10.38*
Form of Agreement for Performance-Based Profits Interest Participation Right Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on April 30, 2019).

10.39*
Form of Agreement evidencing grant of Performance-Based Restricted Participation Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on May 4, 2021).

10.40*
Form of Agreement evidencing grant of Lazard Fund Interests to Named Executive Officers under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on May 4, 2021).

10.41*
Form of Agreement for Profits Interest Participation Right Units under the 2018 Compensation Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32492) filed on May 4, 2021).

10.42*
Form of Agreement for Profits Interest Participation Right Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 2, 2023).

10.43*
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
Dated: October 27, 2025

LAZARD, INC.

By:	/s/ Mary Ann Betsch
Name:	Mary Ann Betsch
Title:	Chief Financial Officer

By:	/s/ Michael Gathy
Name:	Michael Gathy
Title:	Chief Accounting Officer